Form 10-Q
period 1994-01-01
SCOTTS COMPANY
filed 1994-02-15
CIK 825542

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

     ]X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended January 1, 1994

                                    OR

     ] ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from              to


                      Commission file number 0-19768


                            THE SCOTTS COMPANY
          (Exact name of registrant as specified in its charter)

           Delaware                                     31-1199481
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                          14111 Scottslawn Road
                          Marysville, Ohio 43041
                 (Address of principal executive offices)
                                (Zip Code)

                              (513)644-0011
           (Registrant's telephone number, including area code)

                              (No change)
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes  X      No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


              Class A                       Outstanding at February 4, 1994
  Common Stock, voting, $.01 par value             18,658,535 shares



                             Page 1 of 17 pages

                          Exhibit Index at page 16

                      THE SCOTTS COMPANY AND SUBSIDIARIES




                                     INDEX




Part I.  Financial Information:                                       Page No.

  Item 1.  Financial Statements
    Consolidated Balance Sheets -
      January 2, 1993, January 1, 1994 and September 30, 1993           3-4

    Consolidated Statements of Income -
      Three Months ended January 2, 1993 and
      Three Months ended January 1, 1994                                  5

    Consolidated Statements of Cash Flows -
      Three Months ended January 2, 1993 and
      Three Months ended January 1, 1994                                  6

    Notes to Consolidated Financial Statements                         7-10

  Item 2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations                   11-13


Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K                              14


Signatures                                                               15


Exhibit Index                                                            16

                               PART I - FINANCIAL INFORMATION
                                ITEM 1. FINANCIAL STATEMENTS


                            THE SCOTTS COMPANY AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)
                                       (in thousands)





         ASSETS
                                                    January 2     January 1    September 30
                                                       1993          1994          1993
Current Assets:
  Cash and cash equivalents                          $     787    $   6,247     $   2,323
  Accounts receivable, less allowances
    of $2,278, $3,056 and $2,511, respectively          70,909       93,964        60,848

  Inventories:
    Raw materials                                       36,263       49,247        31,905
    Finished products                                   61,117       80,174        44,749
    Total inventories                                   97,380      129,421        76,654

  Other current assets                                   5,378        6,517         3,917
    Total current assets                               174,454      236,149       143,742

Property, plant and equipment, at cost:
  Land and land improvements                            19,275       21,904        19,817
  Buildings                                             33,669       40,496        36,300
  Machinery and equipment                               73,962      104,923        87,250
  Furniture and fixtures                                 4,276        6,054         5,952
  Construction in progress                              12,117        6,796         4,687
                                                       143,299      180,173       154,006
  Less accumulated depreciation                         47,992       57,853        55,215
  Net property, plant and equipment                     95,307      122,320        98,791

Intangible assets, net of accumulated
  amortization of $18,758, $22,014, and
  $21,053, respectively                                 22,768       25,309        19,972
Deferred costs and other assets, net
  of accumulated amortization of
  $6,944, $8,179 and $7,770, respectively               19,017       21,476        17,745
Excess of costs over underlying value
  of net assets acquired (goodwill),
  net of accumulated amortization
  of $4,383, $5,600 and $5,123, respectively            41,519      103,488        41,340


     Total Assets                                    $ 353,065    $ 508,742     $ 321,590



                     The accompanying notes to consolidated financial statements are an integral part of these statements.



                             THE SCOTTS COMPANY AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)
                               (in thousands except share data)



     LIABILITIES AND SHAREHOLDERS' EQUITY
                                                    January 2       January 1     September 30
                                                       1993           1994            1993
Current Liabilities:
  Revolving credit and bank line of credit          $  53,182      $  45,303       $     705
  Current portion of term debt                            419         20,444           5,444
  Accounts payable                                     38,665         39,434          28,279
  Accrued liabilities                                   6,847         10,050           9,135
  Accrued payroll and fringe benefits                   8,742         12,111          12,035
  Accrued taxes                                         5,916          5,725           9,253

    Total current liabilities                         113,771        133,067          64,851

  Long-term debt, less current portion                 51,946        207,626          87,080
  Postretirement benefits other than pensions          25,041         26,678          26,646

    Total Liabilities                                 190,758        367,371         178,577

Shareholders' Equity:
  Preferred Stock, $.01 par value, authorized
    10,000,000 shares;  none issued                         -              -               -
  Class A Common Stock, voting, par value $.01
    per share; authorized 35,000,000 shares;
    issued 21,073,430, 9,550,000, and
    21,073,430 shares, respectively                       211            211             211
  Class B Common Stock, non-voting, par value
    $.01 per share; authorized 35,000,000 shares;
    none issued                                             -              -               -
  Capital in excess of par value                      192,654        193,353         193,263
  Deficit                                             (30,527)       (10,565)         (9,008)
  Cumulative foreign currency translation adjustment      (31)          (187)            (12)
  Treasury stock 2,414,895 shares at cost                   -        (41,441)        (41,441)

    Total Shareholders' Equity                        162,307        141,371         143,013

    Total Liabilities & Shareholders' Equity        $ 353,065      $ 508,742       $ 321,590






                     The accompanying notes to consolidated financial statements are an integral part of these statements.





                                           Page 4

                          THE SCOTTS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)
                            (in thousands except share data)

                                                               Three Months Ended
                                                           January 2        January 1
                                                              1993             1994
Net sales                                                $   67,757        $  68,326
Cost of sales                                                37,054           37,364

Gross profit                                                 30,703           30,962

Operating expenses:
  Marketing                                                  11,939           12,921
  Distribution                                                9,818           10,976
  General and administrative                                  6,287            5,010
  Research and development                                    1,552            2,004

    Total operating expenses                                 29,596           30,911

Income from operations                                        1,107               51

Interest expense                                              1,721            2,640
Other expenses, net                                             162               28

Loss before income tax benefit and
  cumulative effect of accounting changes                      (776)          (2,617)

Income tax benefit                                             (305)          (1,060)

Loss before cumulative effect
  of accounting changes                                        (471)(1)       (1,557)

Cumulative effect of changes in accounting
  for postretirement benefits, net of tax
  and income taxes                                          (13,157)               -

Net loss                                                 $  (13,628)(2)    $  (1,557)

Net loss per common share:
  Loss before cumulative effect of accounting changes    $     (.02)       $    (.08)
  Cumulative effect of changes in accounting for
    postretirement benefits, net of tax and income taxes       (.63)               -

  Net loss                                               $     (.65)       $    (.08)

Weighted average number of
  common shares outstanding                              21,128,564       18,658,535

(1) Loss before cumulative effect of accounting changes for the three months ended January 2, 1993 has been restated to reflect an ongoing net of tax charge of $462 or $.02 resulting from the adoption of SFAS No. 106 effective October 1, 1992.

(2) The net loss for the three months ended January 2, 1993 has been restated to reflect the cumulative effect of changes in accounting for postretirement benefits (a net of tax change of $14,932 or $.71 per share) and income taxes (a benefit of $1,775 or $.08 per share).

                      The accompanying notes to consolidated financial
                     statements are an integral part of these statements.

                          THE SCOTTS COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                     (in thousands)
                                                               Three Months Ended
                                                           January 2        January 1
                                                              1993             1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $ (13,628)      $   (1,557)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                             4,322            4,603
    Cumulative effect of change in accounting
      for postretirement benefits                            24,280                -
    Postretirement benefits                                     761               32
    Deferred income taxes                                   (11,422)               -
    Net increase in certain components
      of working capital                                    (48,000)         (53,377)
    Net decrease in other assets
      and liabilities and other adjustments                     295             (147)

        Net cash used in operating activities               (43,392)         (50,446)

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in plant and equipment, net                     (2,582)          (4,985)
  Acquisition of Sierra, net of cash acquired                     -         (118,986)
  Acquisition of Republic, net of cash acquired             (16,366)               -

        Net cash used in investing activities               (18,948)        (123,971)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under term debt                                      -          125,000
  Payments on term and other debt                                 -             (141)
  Revolving lines of credit and bank line
    of credit, net                                           62,247           53,598

        Net cash provided by financing activities            62,247          178,457

Effect of exchange rate changes on cash                           -             (116)

Net increase (decrease) in cash                                 (93)           3,924

Cash at beginning of period                                     880            2,323

Cash at end of period                                     $     787       $    6,247

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net of amount capitalized                $     882       $    1,958
  Income taxes paid                                           1,107            2,261
  Detail of entities acquired:
    Fair value of assets acquired                            23,799          138,933
    Liabilities assumed                                      (7,433)         (19,947)
    Net cash paid for acquisition                            16,366          118,986


                     The accompanying notes to consolidated financial statements are an integral part of these statements.


                      THE SCOTTS COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



 1.  Organization and Basis of Presentation

     The Scotts Company ("Scotts") through its wholly-owned subsidiaries, The
     O. M. Scott & Sons Company ("OMS"), Hyponex Corporation ("Hyponex"), Republic Tool and Manufacturing Corp. ("Republic") and Scott-Sierra Horticultural Products Company ("Sierra") (collectively, the "Company"), is engaged in the manufacture and sale of lawn care and garden products. The Company's business is highly seasonal with approximately 70% of sales occurring in the second and third fiscal quarters. Substantially all of the assets currently held by Scotts consist of the capital stock of OMS and advances to OMS. The consolidated financial statements include the financial statements of Scotts and OMS. All material intercompany transactions have been eliminated.

     The consolidated balance sheets as at January 2, 1993 and January 1, 1994 and the related consolidated statements of income and cash flows for the three month periods ended January 2, 1993 and January 1, 1994 are unaudited; however, in the opinion of management, such financial statements contain all adjustments necessary for the fair presentation of the Company's financial position and results of operations. Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities Exchange Act of 1934, and should be read in conjunction with the financial statements and accompanying notes in the Company's fiscal 1993 Annual Report on Form 10-K.

     The loss before cumulative effect of accounting changes for the three months ended January 2, 1993 has been restated to reflect an ongoing charge of $462,000 or $.02 per share resulting from the adoption of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Similarly, the net loss for the three months ended January 2, 1993 has been restated to reflect the cumulative effect of the adoption of SFAS No. 106 (a net of tax charge of $14,932,000 or $.71 per share) and SFAS No. 109, "Accounting for Income Taxes" (a benefit of $1,775,000 or $.08 per share). The consolidated balance sheet as of January 2, 1993 and the related statement of cash flows for the three months then ended have also been restated to reflect the accounting changes.

 2.  Acquisitions

     Effective December 16, 1993, the Company completed the acquisition of Grace-Sierra Horticultural Products Company (all further references to Grace-Sierra, now known as Scott-Sierra Horticultural Products Company, will be made as "Sierra") for an aggregate purchase price of approximately $123,100,000, including estimated transaction costs of $3,100,000. Sierra is a leading international manufacturer and marketer of specialty fertilizers and related products for the nursery, greenhouse, golf course and consumer markets. Sierra manufactures controlled-release fertilizers in the United States and the

     Netherlands, as well as water-soluble fertilizers and specialty organics in the United States. Approximately one-quarter of Sierra's net sales are derived from European and other international markets; approximately one-quarter of Sierra's assets are internationally based. The purchase price was financed under an amendment to the Company's Credit Agreement, whereby term debt commitments available thereunder were increased to $195,000,000.

     Effective November 19, 1992, the Company acquired Republic Tool & Manufacturing Corp. ("Republic") headquartered in Carlsbad, California. Republic designs, develops, manufactures and markets lawn and garden equipment with the substantial majority of its revenue derived from the sale of its products to mass merchandisers, home centers and garden outlets in the United States. The purchase price of approximately $16,366,000 was financed under an amendment to the revolving credit portion of the Company's Credit Agreement.

     The acquisitions have been accounted for using the purchase method. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired ("goodwill") of approximately $62,505,000 and $6,366,000 for Sierra and Republic, respectively, are being amortized on a straight-line basis over 40 years. The acquired companies' results of operations have been included in the Consolidated Statements of Income from the respective acquisition dates.

     The following represents pro forma results of operations assuming the Sierra acquisition had occurred effective October 1, 1992 after giving effect to certain related adjustments, including depreciation and amortization on tangible and intangible assets, and interest on acquisition debt. Pro forma results of the Republic acquisition, assuming an effective date of October 1, 1992, would not be materially different from the results reported.

                                                  Three Months Ended
                                       (in thousands, except per share amounts)
                                              January 2        January 1
                                                1993             1994
     Net sales                               $   95,555      $   89,152

     Loss before cumulative effect
       of accounting changes                 $   (1,757)     $   (2,900)

     Net loss                                $  (14,914)     $   (2,900)

     Loss per common share before cumulative
       effect of accounting changes          $     (.09)     $     (.14)

     Net loss per common share               $     (.71)     $     (.14)

     The pro forma information provided does not purport to be indicative of actual results of operations if the Sierra acquisition had occurred as of October 1, 1992, and is not intended to be indicative of future results or trends.


3.   Long-term Debt

     On December 16, 1993, the Company entered into an amendment to its Credit Agreement to finance the Sierra acquisition. The amendment increased the term debt commitments available under the Credit Agreement to $195,000,000. The Credit Agreement continues to provide a revolving credit commitment of $150,000,000 through the scheduled maturity date of March 31, 1996. The Company's long-term debt consists of the following:

                                                          January 1
                                                            1994
     Revolving credit loan and bank line of credit    $  75,303,000
     Term loan                                          195,000,000
     Capital lease obligations and other                  3,070,000
                                                        273,373,000
     Less current portions                               65,747,000
                                                      $ 207,626,000

     Scheduled maturities of term debt are as follows:

                 Fiscal Year
                    1994                              $   5,000,000
                    1995                                 25,000,000
                    1996                                 27,500,000
                    1997                                 32,500,000
                    1998                                 30,000,000
                    1999 and thereafter                  75,000,000

     All other aspects of the Company's Credit Agreement remain substantially the same.

4.   Income Taxes

     The effective income tax rate used for the three month period ended January 1, 1994 differs from the statutory federal rate principally due to state and local income tax expense, amortization of goodwill and amortization of prepaid pension costs. A tax benefit of $1,060,000 has been recognized since, due to the established seasonal pattern of business, it is expected that the loss in the first quarter will be offset by income in later interim periods.

5.   Contingencies

     The Company is involved in various lawsuits and claims that arise in the normal course of business. In the opinion of management, these claims individually and in the aggregate are not expected to result in a material adverse effect on the Company's financial position or results of operations, however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters. The following details the more significant of these matters.

     The Company has been involved in studying a landfill to which it is believed some of the Company's solid waste had been hauled in the

     1970's. In September 1991, the Company was named by the Ohio Environmental Protection Agency ("Ohio EPA") as a Potentially Responsible Party ("PRP") with respect to this landfill. Pursuant to a consent order with the Ohio EPA, the Company, together with four other PRP's identified to date, is investigating the extent of contamination at the landfill and developing a remediation program.

     In July 1990, the Company was directed by the Army Corps of Engineers (the "Corps") to cease peat harvesting operations at its New Jersey facility. The Corps has alleged that the peat harvesting operations were in violation of the Clean Water Act ("CWA"). The United States Department of Justice has commenced a legal action to seek a permanent injunction against peat harvesting at this facility and to recover civil penalties under the CWA. This action had been suspended while the parties engaged in discussion to resolve the dispute. Those discussions have not resulted in a settlement and accordingly the action has been reinstated. The Company intends to defend the action vigorously but if the Corps' position is upheld the Company could be prohibited from further harvesting of peat at this location and penalties could be assessed against the Company. In the opinion of management, the outcome of this action will not have a material adverse effect on the Company's financial position or results of operations. Furthermore, management believes the Company has sufficient raw material supplies available such that service to customers will not be adversely affected by continued closure of this peat harvesting operation.

6.   Accounting Issues

     In November 1992, the Financial Accounting Standards Board issued
     SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which changes the prevalent method of accounting for benefits provided after employments but before retirement. The Company is required to adopt
     SFAS No. 112 no later than the first quarter of fiscal 1995. Management is currently evaluating the provisions of SFAS No. 112 and, at this time, the effect of adopting SFAS No. 112 has not been determined.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

Three Months Ended January 1, 1994, versus Three Months Ended January 2,
1993.

Net sales of $68,326,000 increased by $569,000 or approximately 0.8%.
Net sales for the three months ended January 1, 1994, included $4,879,000 of net sales from sales of Grace-Sierra Horticultural Products Company, now known as Scott-Sierra Horticultural Products Company, ("Sierra") which was acquired by Scotts on December 16, 1993. Sales for the period, before inclusion of Sierra sales, declined 6.4% to $63,446,000 primarily due to decreased sales volume. Consumer Business Group sales of $44,165,000 decreased by $2,080,000 or approximately 4.5%. The decrease was primarily attributable to delays in availability of new products, primarily a new line of spreaders. Professional Business Group sales of $18,071,000 decreased $2,932,000 or approximately 14.0%. Scotts management feels that this decrease reflects a continuing trend by golf course customers to order products closer to Spring usage. Composting revenues of $1,210,000 increased by $701,000.

Cost of sales for the three months ended January 1, 1994 represented 54.7% of net sales, reflecting no change from 54.7% for the three months ended January 2, 1993.

Operating expenses of $30,911,000 increased by $1,315,000 or approximately 4.4%. The increase was partly caused by the inclusion of operating expenses of Sierra and partly by increased freight expense this year. The increase in freight expense was due to an increase in the number of less-than-truckload shipments because of the delay in the availability of new products primarily a new line of spreaders. Reduced general and administrative expense for the quarter, this year, partially offset the increase.

Interest expense of $2,640,000 increased by $919,000 or approximately 53.4%. The increase was primarily attributable to an increase in borrowing levels resulting from purchase of a block of Scotts' Class A Common Stock in February 1993 and the acquisition of Sierra in December 1993.

The net loss decreased from $13,628,000 last year to $1,557,000 this year. The decrease was attributable to a prior period non-recurring charge of $13,157,000 for the cumulative effect of changes in accounting for postretirement benefits, net of tax and income taxes and was offset in part by lower income from operations this year.

Financial Position as at January 1, 1994.

Capital expenditures for the fiscal year ending September 30, 1994 are expected to be approximately $31,500,000 including capital expenditures of Sierra. The key capital project is a $13,000,000 investment in a new production facility to increase capacity to meet demand for Scotts' Poly-SR controlled release fertilizers. Capital expenditures will be financed with cash provided by operations and utilization of existing credit facilities.

Current assets of $236,149,000 increased by $92,407,000 compared with current assets as at September 30, 1993 and by $61,695,000 compared with current assets as at January 2, 1993. The increase compared with September 30, 1993 is partly attributable to the seasonal nature of Scotts' business with inventory and accounts receivable levels generally being higher in December relative to September. The increase was also caused in part, by inclusion of Sierra's current assets which amounted to $47,418,000. The increase compared with January 2, 1993 was primarily caused by inclusion of Sierra's current assets of $47,418,000 and also by higher inventory levels for Scotts and Hyponex products this year in anticipation of the upcoming peak selling season.

Total assets of $508,742,000 increased by $187,152,000 compared with total assets as at September 30, 1993 and by $155,677,000 compared with total assets as at January 2, 1993. The increases were primarily attributable to the inclusion of Sierra's assets which amounted to $141,731,000 including goodwill in the amount of $62,440,000.

Total liabilities of $367,550,000 increased by $188,973,000 compared with total liabilities as at September 30, 1993 and by $176,792,000 compared with total liabilities as at January 2, 1993. The increase compared with September 30, 1993 is partly caused by the seasonability of the business. It is also caused, in large part, by $125,000,000 of term debt incurred in December 1993 to facilitate the acquisition of Sierra and by inclusion of Sierra's liabilities which amounted to $18,571,000. The increase compared with January 2, 1993 was primarily attributable to borrowings for the Sierra acquisition; borrowings in February, 1993 to purchase a block of Scotts' Class A Common Stock for approximately $41,400,000 and the inclusion of Sierra's liabilities.

Shareholders' equity of $141,192,000 decreased by $1,821,000 compared with September 30, 1993 and by $21,115,000 compared with January 2, 1993. The decrease compared with January 2, 1993 was primarily due to a reduction in shareholders' equity in connection with the purchase of the Class A Common Stock in February 1993, offset by net earnings for the twelve month period ended January 1, 1994.

The primary source of liquidity for Scotts' operations are funds generated by operations and borrowings under Scotts' Third Amended and Restated Credit Agreement ("Credit Agreement"). The Credit Agreement was amended in December 1993 to provide financing for and permit the acquisition of Sierra. As amended, the Credit Agreement provides a revolving credit commitment of $150.0 million through March 31, 1996 and $195.0 million of term debt with scheduled maturities commencing on April 30, 1994 and extending through September 30, 2000. The Credit Agreement contains financial covenants which, among other things, limit capital expenditures, require maintenance of Adjusted Operating Profit, Consolidated Net Worth and Interest Coverage (each as defined therein) and require Scotts to reduce revolving credit borrowings to no more than $30.0 million for 30 consecutive days each year.

The Company's business is highly seasonal which is reflected in working capital requirements. Working capital requirements are greatest from November through May, the peak production period, and are at their highest in March. Working capital needs are relatively low in the summer months.

In the opinion of Scotts management, cash flow from operations and capital resources will be sufficient to meet future debt service and working capital needs.

Accounting Issues

In November 1992, the Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"), which changes the prevalent method of accounting for benefits provided after employment but before retirement. Scotts must adopt SFAS 112 no later than the first quarter of fiscal 1995. Management is currently evaluating the provisions of SFAS 112 and, at this time, the effect of adopting SFAS 112 has not been determined.

                     PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          11(a)  Computation of Net Income Per Common Share

     (b)  Reports on Form 8-K.

          On December 30, 1993, Scotts filed a Form 8-K to report the acquisition of Grace-Sierra Horticultural Products Company by The O. M. Scott & Sons Company. Form 8-K will be amended on or before February 28, 1994 to include the financial statements specified by Rule 11-01 of Regulation S-X of the Securities Exchange Act of 1934 and Items 7(a) and 7(b) of Form 8-K.

                              SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THE SCOTTS COMPANY



Date  February 15, 1994                /s/ Paul D. Yeager
                                       Paul D. Yeager
                                       Executive Vice President
                                       Chief Financial Officer
                                       Principal Accounting Officer

                               THE SCOTTS COMPANY

                       QUARTERLY REPORT ON FORM 10-Q FOR
                      FISCAL QUARTER ENDED JANUARY 1, 1994


                                 EXHIBIT INDEX



Exhibit                                                            Page
Number                 Description                                Number

11(a)     Computation of Net Income Per Common Share                17

<EX-11>

                                                                      Exhibit 11(a)
                                           THE SCOTTS COMPANY
                               Computation of Net Income Per Common Share
                                          Primary (Unaudited)
                            (Dollars in thousands except per share amounts)
                                                                For the Three Months Ended
                                                                January 2        January 1
                                                                 1993            1994
Net loss for computing net income
  per common share:

Loss before cumulative effect of                             $    (471)(1)   $  (1,557)
 accounting changes

  Cumulative effect of changes in accounting for
    postretirement benefits, net of tax and
    income taxes                                             $ (13,157)                -

Net loss                                                     $ (13,628)(2)    $ (1,557)

Net Income Per Common Share:

Loss before cumulative effect of
    accounting changes                                       $    (.02)         $   (.08)
  Cumulative effect of changes in accounting for
    postretirement benefits, net of tax and
    income taxes                                                  (.63)                -

Net loss per common share                                    $    (.65)         $   (.08)


                                 Computation of Weighted Average Number
                                of Common Shares Outstanding (Unaudited)

                                                                For the Three Months Ended
                                                                January 2        January 1
                                                                  1993              1994

Weighted average number
  of shares outstanding                                        21,073,430      18,658,535

Effect of options based upon
  the Treasury Stock Method:

  January 1992 -  136,364 at $ 9.90                                53,003              -
  November 1992 - 123,925 at $16.25                                 2,131              -
  December 1992 - 300,000 at $18.00                                     -              -

Weighted average number of
  shares for computing net loss
  per common share                                             21,128,564      18,658,535(3)

<FN1> Loss before cumulative effect of accounting changes for the three months ended January 2, 1993 has been restated to reflect an ongoing net of tax charge of $462 or $.02 resulting from the adoption of SFAS No. 106 effective October 1, 1992.
<FN2> The net loss for the three months ended January 2, 1993 has been restated to reflect the cumulative effect of changes in accounting for postretirement benefits (a net of tax change of $14,932 or $.71 per share) and income taxes (a benefit of $1,775 or $.08 per share).
<FN3> On a fully diluted basis, weighted average shares outstanding did not differ from the primary calculation due to the antidilutive effect of common stock equivalents in a loss period.
