Form 10-Q
period 1994-04-02
SCOTTS COMPANY
filed 1994-05-17
CIK 825542

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549

 [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 2, 1994

                               OR

  [   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                              15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________ to ____________

                 Commission file number 0-19768

                       THE SCOTTS COMPANY
     (Exact name of registrant as specified in its charter)

                                     Delaware
                            31-199481
    (State or other jurisdiction of         (I.R.S. Employer
                       Identification No.)
                   incorporation or organization)

                      14111 Scottslawn Road
                           Marysville, Ohio  43041
            (Address of principal executive offices)
                           (Zip Code)

                                        (513) 644-0011

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

                                   Yes   X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Class A               Outstanding at May 6,
                                         1994
 Common Stock, voting, $.01           18,667,064
          par value


                       Page 1 of 19 pages

                    Exhibit Index at page 18








               THE SCOTTS COMPANY AND SUBSIDIARIES

                              INDEX




Part  I.  Financial Information:                                 Page No.

 Item 1.  Financial Statements
  Consolidated Balance Sheets -
   April 3, 1993, April 2, 1994 and September 30, 1993                3-4

  Consolidated Statements of Income - Three month and six month
   periods ended April 3, 1993 and April 2, 1994                        5

  Consolidated Statements of Cash Flows - Six month
   periods ended April 3, 1993 and April 2, 1994                        6

  Notes to Consolidated Financial Statements                         7-10

 Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                     11-14


Part II.  Other Information

 Item 1.  Legal Proceedings                                         14-15

 Item 4.  Submission of Matters to a vote of the Security
                Holders                                             15-16

 Item 6.  Exhibits and Reports on Form 8-K                             16


Signatures                                                             17


Exhibit Index                                                          18













                PART I  -  FINANCIAL INFORMATION
                   ITEM 1.  FINANCIAL STATEMENTS

               THE SCOTTS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                         (in thousands)


ASSETS
                                                April  September
                                     April 3     2        30

                                       1993    1994      1993

Current Assets:

 Cash and cash equivalents          $   2,999   $  4,553     $ 2,323
 Accounts receivable, less
allowances                            141,053    200,763      60,848
  of $2,638, $2,784 and $2,511,
respectively

 Inventories:
  Raw materials                        34,773      53,302     31,905
  Finished products                    60,695      75,530     44,749
  Total inventories                    95,468     128,832     76,654

 Other current assets                   3,595       7,195       3,917
  Total current assets                243,115     341,343     143,742


Property, plant and equipment, at
cost:
 Land and land improvements            19,320       22,608     19,817
 Buildings                             35,956       40,796     36,300
 Machinery and equipment               80,052      109,675     87,250

 Furniture and fixtures                 6,165        6,192      5,952
 Construction in progress
                                        5,279        8,937      4,687
                                      146,772      188,208    154,006

 Less accumulated depreciation
                                       51,021       61,614     55,215
 Net property, plant and equipment     95,751      126,594     98,791


Intangible assets, net of
accumulated amortization               21,790       25,108     19,972
 of $19,664, $23,196, and $21,053,
respectively
Deferred costs and other assets, net
of accumulated
 amortization of $7,234, $8,562, and
$7,770, respectively
                                       19,564       22,256     17,745
Excess of costs over underlying
value of net assets
 acquired (goodwill), net of
accumulated amortization
 of $4,670, $6,296, and $5,123,        41,305       106,842     41,340
respectively

  Total Assets
                                     $421,525       $622,143   $321,590




        The accompanying notes to consolidated financial statements are an integral part of these statements.



               THE SCOTTS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                (in thousands except share data)


LIABILITIES AND SHAREHOLDERS' EQUITY
                                      April 3  April 2  September 30

                                       1993     1994     1993

Current Liabilities:

 Revolving credit and bank line of
credit                               $ 75,499   $ 98,000   $   705
 Current portion of term debt           5,251     20,417     5,444
 Accounts payable                      50,786     64,036    28,279
 Accrued liabilities                   17,223     26,311     9,135
 Accrued payroll and fringe benefits    9,297     12,372    12,035
 Accrued taxes                          8,930      7,990     9,253

  Total current liabilities           166,986    229,126    64,851

Long-term debt, less current portion   96,955    211,171    87,080
Postretirement benefits other than     25,586     26,710     26,646
pensions
  Total Liabilities                   289,527    467,007    178,577


Shareholders' Equity:
 Preferred Stock, $.01 par value,
authorized                               -        -   -
  10,000 shares; none issued
 Class A Common Stock, voting, par
value
  $.01 per share; authorized
35,000,000 shares;                       211         211        211
  issued 21,073,430, 21,081,959, and
  21,073,430 shares, respectively
 Class B Common Stock, non-voting,
par value
  $.01 per share; authorized             -        -   -
35,000,000 shares;
  none issued
 Capital in excess of par value       192,871     193,618     193,263

 Retained earnings (deficit)         (19,682)       2,448      (9,008)

 Cumulative foreign currency            (47)          300        (12)
translation adjustment
 Treasury stock 2,414,895 shares at  (41,355)     (41,441)     (41,441)
cost
                                                       )

  Total Shareholders' Equity         131,998      155,136       143,013


  Total Liabilities and            $ 421,525    $ 622,143       $321,590
Shareholders' Equity


        The accompanying notes to consolidated financial statements are an integral part of these statements.










               THE SCOTTS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
                (in thousands except share data)

                                  Three Months Ended      Six Months
                                                           Ended
                                  April 3   April 2        April 3  April 2
                                   1993       1994          1993     1994

Net sales                        $161,102   $207,424     $228,859   $275,750

Cost of sales                      82,481    109,100      119,535    146,464


Gross profit                      78,621      98,324       109,324   129,286


Operating expenses:
 Marketing                        25,407       32,990        37,346   45,911
 Distribution                     21,262       24,888        31,080   35,864
 General and administrative        8,206        9,331        14,493   14,341
 Research and development          2,052       2,934         3,604    4,938

   Total operating expenses       56,927      70,143         86,523   101,054

Income from operations            21,694      28,181         22,801    28,232

Interest expense                   2,722       4,917          4,443     7,557
Other expenses, net                  308         776            470       804

Income before income tax
provision and                     18,664      22,488         17,888    19,871
 cumulative effect of
accounting changes

Income tax provision               7,817        9,475         7,512     8,415

Income before cumulative effect
of                                10,847       13,013         10,376   11,456
 accounting changes (1)

Cumulative effect of changes in
accounting
 for postretirement benefits,       -             -          (13,157)    -
net of tax and
 income taxes (2)

Net income (loss)                $ 10,847     $ 13,013      $ (2,781)  $11,456

Net income (loss) per common
share (1) (2):
 Income before cumulative
effect of
   accounting changes            $ .54         $ .69        $  .50      $  .61
 Cumulative effect of changes
in accounting for
   postretirement benefits, net
of tax and                       -                  -         (.63)        -
   income taxes

 Net income (loss)               $ .54         $ .69       $ (.13)         $ .61

Weighted average number of
common                           20,138,585    18,890,221   20,637,432  18,855,200
 shares outstanding


(1) Income before cumulative effect of accounting changes for the three and six month periods ended April 3, 1993 has been restated to reflect an ongoing net of tax charge of $325 or $.02 per share and $787 or $.04 per share, respectively, resulting from the adoption of SFAS No. 106 effective October 1, 1992.

(2) The net loss for the six month period ended April 3, 1993 has been restated to reflect the cumulative effect of changes in accounting for postretirement benefits (a net of tax change of $14,932 or $.71 per share) and income taxes (a benefit of $1,775 or $.08 per share).

        The accompanying notes to consolidated financial statements are an integral part of these statements.




               THE SCOTTS COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (in thousands)


                               Six Months Ended
                                             April 3  April 2

                                              1993    1994
CASH FLOWS FROM OPERATING
ACTIVITIES:
 Net income (loss)                           $ (2,781) $ 11,456
 Adjustment to reconcile net income
(loss) to net cash
   used in operating activities:
     Depreciation and amortization              8,758    10,777
     Cumulative effect of change in
accounting
         for postretirement benefits           24,280       -
     Postretirement benefits                    1,296        64
     Deferred income taxes                   (11,422)       -
     Net increase in certain
components of working capital                (88,601)   (120,160)

     Net decrease in other assets
and liabilities
         and other adjustments                   636         667

          Net cash used in operating
activities                                   (67,834)     (97,196)

CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in plant and equipment,           (6,063)       (12,436)
net
 Acquisition of Sierra, net of cash
acquired                                         -          (118,986)
 Acquisition of Republic, net of
cash acquired                                (16,366)           -

          Net cash used in investing
activities                                   (22,429)       (131,422)

CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings under term debt                   70,000          125,000
 Payments on term and other debt               (333)            (428)
 Revolving lines of credit and bank           64,688          106,295
line of credit, net
 Issuance of Class A Common Stock                -               160
 Deferred financing costs incurred             (618)              -
 Purchase of Class A Common Stock            (41,355)             -


   Net cash provided by                        92,382           231,027
financing activities

Effect of exchange rate changes on
cash                                             -               (179)

Net increase in cash                            2,119              2,230

Cash at beginning of period                       880              2,323

Cash at end of period                        $ 2,999             $ 4,553

SUPPLEMENTAL CASH FLOW INFORMATION
 Interest paid, net of amount
capitalized                                  $2,467              $ 3,005
 Income taxes paid                            6,256                9,164
 Detail of entities acquired:
  Fair value of assets acquired              23,799               144,501
  Liabilities assumed                        (7,433)             (25,515)
  Net cash paid for acquisition               16,366              118,986
        The accompanying notes to consolidated financial
      statements are an integral part of these statements.
                             Page 6



               THE SCOTTS COMPANY AND SUBSIDIARIES
           Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

   The Scotts Company ("Scotts") through its wholly-owned subsidiaries, The O. M. Scott & Sons Company ("OMS"), Hyponex Corporation ("Hyponex Corporation ("Hyponex"), Republic Tool and Manufacturing Corp. ("Republic") and Scott-Sierra Horticultural Products Company (collectively, the Company"), is engaged in the manufacture and sale of lawn care and garden products. The Company's business is highly seasonal with approximately 70% of sales occurring in the second and third fiscal quarters. Substantially all of the assets currently held by Scotts consist of the capital stock of OMS and advances to OMS. The consolidated financial statements include the financial statements of Scotts and OMS. All material intercompany transactions have been eliminated.

   The consolidated balance sheets as at April 3, 1993 and April 2, 1994, the related consolidated statements of income for the three and six month periods ended April 3, 1993 and April 2, 1994 and the related consolidated statements of cash flows for the six month periods ended Arpil 3, 1993 and April 2, 1994 are unaudited; however, in the opinion of management, such financial statements contain all adjustments necessary for the fair presentation of the Company's financial position and results of operations. Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities Exchange Act of 1934, and should be read in conjunction with the financial statements and accompanying notes in the Company's fiscal 1993 Annual Report on Form 10-K.

   Income before cumulative effect of accounting changes for the three and six month periods ended April 3, 1993 has been restated to reflect an ongoing charge of $325,000 or $.02 per share and $787,000 or $.04 per share, respectively, resulting from the adoption of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." Similarly, the net loss for the six months ended April 3, 1993 has been restated to reflect the cumulative effect of the adoption of SFAS No. 106 (a net of tax charge of $14,932,000 or $.71 per share) and SFAS No. 109, "Accounting for Income Taxes" (a benefit of $1,775,000 or $.08 per share). The consolidated balance sheet as of April 3, 1993 and the related statement of cash flows for the six months then ended have also been restated to reflect the accounting changes.

2. Acquisition

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





   The acquisition was accounted for using the purchase method. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired ("goodwill") of approximately $66,541,000 is being amortized on a straight line basis over 40 years. Sierra's results of operations have been included in the Consolidated Statements of Income from the acquisition date.

   The following represents pro forma results of operations assuming the Sierra acquisition had occurred effective October 1, 1992 after giving effect to certain related adjustments, including depreciation and amortization on tangible and intangible assets, and interest on acquisition debt.

                                      Six Months Ended
                                 (in thousands, except per
                                 share amounts)
                                    April 3           April 2
                                      1993               1994

   Net sales                        $  291,041        $  296,576


   Income before cumulative effect
   of accounting changes            $   10,639        $   11,349

   Net income (loss)                $    (2,518)          11,349

   Income per common share before
   cumulative
    effect of accounting changes     $   .52          $  .60

   Net income (loss) per common
   share                             $  (.12)         $ .60

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

                                               April 2 1994

   Revolving credit loan and bank line of
   credit                                      $ 128,000,000

   Term loan                                     195,000,000
   Capital lease obligations and other             6,588,000
                                                 329,588,000
   Less current portions                         118,417,000
                                                $211,171,000








   Scheduled maturities of term debt are as follows:
              Fiscal Year
              1994             $ 5,000,000
              1995              25,000,000
              1996              27,500,000
              1997              32,500,000
              1998              30,000,000
              1999 and          75,000,000
              thereafter

   All other aspects of the Company's Credit Agreement remain substantially the same.

4. Income Taxes

   The effective income tax rates used for the three and six month periods ended April 2, 1994 differ from the statutory federal rate principally due to state and local income tax expense, amortization of goodwill and amortization of prepaid pension costs.

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

   In July 1990, the Company was directed by the Army Corps of Engineers (the "Corps") to cease peat harvesting operations at its New Jersey facility. The Corps has alleged that the peat harvesting operations were in violation of the Clean Water Act ("CWA"). The United States Department of Justice has commenced a legal action to seek a permanent injunction against peat harvesting at this facility and to recover civil penalties under the CWA. This action had been suspended while the parties engaged in discussion to resolve the dispute. Those discussions have not resulted in a settlement and accordingly the action has been reinstated. The Company intends to defend the action vigorously but if the Corps' position is upheld the Company could be prohibited from further harvesting of peat at this location and penalties could be assessed against the Company. In the opinion of management, the outcome of this action will not have a material effect on the Company's financial position or results of operations. Furthermore, management believes the Company has sufficient raw material supplies available such that service to customers will not be adversely affected by continued closure of this peat harvesting operation.

   Sierra is a potentially responsible party in connection with the Lorentz Barrel and Drum Superfund Site in California, as a result of its predecessor having shipped barrels to Lorentz for reconditioning or sale between 1967 and 1972. Although many other companies are participating in the remediation of this site, issues relating to the allocation of the costs have not yet been resolved. In addition, Sierra is a defendant in a private cost-recovery action relating to the Novak Sanitary Landfill, located near Allentown, Pennsylvania. By agreement with W. R. Grace-Conn., Sierra's liability is limited to a maximum of $200,000 with respect to this site. The Company's management does not believe that the outcome of these proceedings will in the aggregate have a material adverse effect on its financial condition or results of operations. In addition to being named as PRP's in the above noted situations, the Company is subject to potential fines in connection with certain EPA labeling violations under the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). The fines for such violations are based upon formulas as stated in FIFRA. As determined by these formulas the Company's maximum exposure for the violations is approximately $810,000. The formulas allow for certain reductions of the fines based upon achievable levels of compliance. Based upon management's anticipated levels of compliance, they estimate the Company's ultimate liability to be $200,000, which has been accrued in the financial statements.

6. Accounting Issues

   In November 1992, the Financial Accounting Standards Board issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which changes the prevalent method of accounting for benefits provided after employment but before retirement. The Company is required to adopt
   SFAS No. 112 no later than the first quarter of fiscal 1995. Management is currently evaluating the provisions of SFAS No. 112 and, at this time, the effect of adopting
   SFAS No. 112 has not been determined.

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended April 2, 1994 versus Three Months Ended April
3, 1993

Net sales of $207,424,000 increased by $46,322,000 or approximately 28.8%. Net sales for the three months ended April 2, 1994 included $39,145,000 of sales from Grace-Sierra Horticultural Products Company, now known as Scotts-Sierra Horticultural Products Company, ("Sierra") which was acquired by the Company on December 16, 1993. Sales for the period, before inclusion of Sierra sales, increased 4.5% to $168,279,000 principally due to increased volume. March 1994 sales were particularly strong, increasing over 1993 sales by approximately 21.6% excluding Sierra sales. This was due to improved spring weather conditions in much of the country, also accounting for Consumer Business Group sales which increased 4.9% to $151,508,000 for the quarter. Professional Business Group sales decreased 2.0% to $15,950,000 reflecting what Scotts management believes to be a continuing trend by golf course customers to order closer to spring usage. The Professional Business Group portion of the Company's business is gradually firming and Scotts management believes that there is momentum, going into the peak Professional selling season of August to November. Composting revenues of $821,000 increased by $480,000.

Cost of sales represented 52.6% of net sales compared with 51.2% last year. The increase was primarily due to a delay in the start-up of a new line of spreaders which caused a delay in product availability which had the effect of increasing costs for the spreaders sold. The increase was also caused, in part, by lower than expected margins due to the product mix of organic products sold during the period.

Operating expenses of $70,143,000 increased by $13,216,000 or approximately 23.2%. The increase was partly caused by the inclusion of Sierra operating expenses this year and partly by increased freight costs due to higher sales. Higher marketing expenses also accounted for part of the increase, reflecting the Company's increased spending for national advertising and promotion programs, such as sponsorship of the Tradition Golf Tournament and the agreement with Major League Baseball which allows the Company to display its trademark on signs, scoreboards and grounds crew uniforms at many ballparks. The increase was partly offset by reduced general and administrative expenses, exclusive of Sierra expenses, for the quarter.

Interest expense of $4,917,000 increased by $2,195,000 or approximately 80.6%, principally due to an increase in borrowing levels resulting from the acquisition of Sierra in December 1993.

Net income of $13,013,000 increased by $2,166,000 or approximately 20.0%. The increase was primarily attributable to increased operating income which was partly offset by higher interest expense this year.

Six Months Ended April 2, 1994 versus Six Months Ended April 3,
1993.

Net sales of $275,750,000 increased by $46,891,000 or approximately 20.5%. Net sales for the six months ended April 2, 1994 included $44,025,000 of sales from Sierra. Sales for the period, before inclusion of Sierra sales, increased 1.3% to $231,725,000. The increase reflected increased sales volume as improved weather arrived in the Company's key geographic areas late in the second fiscal quarter, which allowed the Company to overcome a sales decline in the first fiscal quarter. Consumer Business Group sales increased 2.6% to $195,673,000.
Professional Business Group sales of $34,021,000 reflected an 8.7% decrease from the comparable period last year but also a marked improvement over the first fiscal quarter which suffered a decline of 14.0%. Composting revenues of $2,031,000 increased by $1,178,000.

Cost of sales represented 53.1% of net sales compared with 52.2% last year, primarily due to a delay in the start-up of a new line of spreaders as well as lower than expected margins due to product mix of organic products sold.

Operating expenses of $101,054,000 increased by $14,531.000 or approximately 16.8%. The increase was partly caused by the inclusion of Sierra operating expenses this year and partly by increased freight costs due to higher sales for the period as well as more less-than-truckload shipments in the first fiscal quarter due to a delay in the availability of a new line of spreaders. The increase was also caused by increased spending for national advertising and promotion programs and was partly offset by decreased general and administrative expenses, exclusive of Sierra expenses, which were managed at a lower level this year.

Interest expense of $7,557,000 increased by $3,114,000 or approximately 70.1%. The increase was primarily attributable to an increase in borrowing levels resulting from purchase of a block of Scotts' Class A Common Stock in February 1993 and the acquisition of Sierra in December 1993.

Income before the cumulative effect of accounting changes increased by $1,080,000 to $11,456,000. The increase was primarily attributable to increased operating income which was partly offset by higher interest expense and income taxes.

Net income of $11,456,000 increased by $14,237,000 from a loss of $2,781,000 last year. The increase was primarily attributable to a prior period non-recurring charge of $13,157,000 for the cumulative effect of changes in accounting for postretirement benefits, net of tax and income taxes as well as increased operating income partly offset by higher interest expense and taxes.


Financial Position as at April 2, 1994.

Capital expenditures for the fiscal year ending September 30, 1994 are expected to be approximately $31,500,000 including capital expenditures of Sierra. The key capital project is a $13,000,000 investment in a new production facility to increase capacity to meet demand for the Company's Poly-Sr controlled-release fertilizers. Capital expenditures will be financed with cash provided by operations and utilization of existing credit facilities.

Current assets of $341,343,000 increased by $197,601,000 compared with current assets at September 30, 1993 and by $98,228,000 compared with current assets at April 3, 1993. The increase compared with September 30, 1993 is partly attributable to the seasonal nature of the Company's business, with inventory and accounts receivable levels being generally higher at the end of March relative to the end of September. The increase was also caused, in part, by inclusion of Sierra's current assets which amounted to $56,377,000. The increase compared with April 3, 1993 was partly caused by inclusion of Sierra's current assets and also by a higher level of accounts receivable due to greatly increased sales volume in March this year (for which receivables had not yet been collected) and higher inventory levels which were primarily due to an planned increase in inventories of organic products prepacked in anticipation of the Spring selling season.

Total assets of $622,143,000 increased by $300,553,000 compared with September 30, 1993 and by $200,618,000 compared with April 3, 1993. The increase compared with September 30 was partly due to the seasonality of the the Company's business and partly due to the inclusion of Sierra's total assets which amounted to $156,050,000, including goodwill of $66,541,000. The increase compared with April 3, 1993 is primarily due to inclusion of Sierra's total assets and also due, in part, to the increases in accounts receivable and inventory levels which are mentioned above.

Total liabilities of $467,007,000 increased by $288,430,000 compared with total liabilities at September 30, 1993 and by $177,480,000 compared with total liabilities at April 3, 1993. The increase compared with September 30, 1993 is partly caused by the seasonality of the the Company's business, which is reflected in higher levels of accounts payable and accrued liabilities. It is also caused by $125,000,000 of term debt incurred in December 1993 to facilitate the acquisition of Sierra and by inclusion of Sierra's total liabilities which amounted to $26,710,000. The increase compared with April 3, 1993 was primarily caused by the borrowings for the Sierra acquisition and by inclusion of Sierra's total liabilities.

Shareholders' equity of $155,136,000 increased by $12,123,000 compared with shareholders' equity on September 30, 1993, primarily due to $11,456,000 of net income for the six months ended April 2, 1994. Shareholders' equity increased by $23,138,000 compared with April 3, 1993. This increase was primarily due to net income of $22,127,000 for the twelve months ended April 2, 1994.

The primary sources of liquidity for the Company's operations are funds generated by operations and borrowings under the Company's Third Amended and Restated Credit Agreement ("Credit Agreement"). The Credit Agreement was amended in December 1993 to provide financing for and permit the acquisition of Sierra. As amended, the Credit Agreement provides a revolving credit commitment of $150.0 million through March 31, 1996 and $195.0 million of term debt with scheduled maturities commencing on April 30, 1994 and extending through September 30, 2000. The Credit Agreement contains financial covenants which, among other things, limit capital expenditures, require maintenance of Adjusted Operating Profit, Consolidated Net Worth and Interest Coverage (each as defined therein) and require the Company to reduce revolving credit borrowings to no more than $30.0 million for 30 consecutive days each year.

The Company's business is highly seasonal which is reflected in working capital requirements. Working capital requirements are greatest from November through May, the peak production period, and are at their highest in March. Working capital needs are relatively low in the summer months.

In the opinion of Scotts management, cash flows from operations and capital resources will be sufficient to meet future debt service and working capital needs.


Accounting Issues

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"), which changes the prevalent method of accounting for benefits provided after employment but before retirement. The Company must adopt SFAS 112 no later than the first quarter of fiscal 1995. Management is currently evaluating the provisions of SFAS 112 and, at this time, the effect of adopting SFAS 112 has not been determined.


Contingencies

The Company is involved in various lawsuits and claims that arise in the normal course of business. In the opinion of management, these claims individually and in the aggregate are not expected to result in a material adverse effect on the Company's financial position of results of operations, however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters. The following details the more significant of these matters.

The Company has been involved in studying a landfill to which it is believed some of the Company's solid waste had been hauled in the 1970's. In September 1991, the Company was named by the Ohio Environmental Protection Agency ("Ohio EPA") as a Potentially Responsible Party )("PRP") with respect to this landfill. Pursuant to a consent order with the Ohio EPA, the Company, together with four other PRP's identified to date, is investigating the extent of contamination at the landfill and developing a remediation program.

In July 1990, the Company was directed by the Army Corps of Engineers (the "Corps") to cease peat harvesting operations at its New Jersey facility. The Corps has alleged that the peat harvesting operations were in violation of the Clean Water Act ("CWA"). The United States Department of Justice has commenced a legal action to seek a permanent injunction against peat harvesting at this facility and to recover civil penalties under the CWA. This action had been suspended while the parties engaged in discussion to resolve the dispute. Those discussions have not resulted in a settlement and accordingly the action has been reinstated. The Company intends to defend the action vigorously but if the Corps' position is upheld the Company could be prohibited from further harvesting of peat at this location and penalties could be assessed against the Company. In the opinion of management, the outcome of this action will not have a material effect on the Company's financial position or results of operations. Furthermore, management believes the Company has sufficient raw material supplies available such that service to customers will not be adversely affected by continued closure of this peat harvesting operation.

Sierra is a PRP in connection with the Lorentz Barrel and Drum Superfund Site in California, as a result of its predecessor having shipped barrels to Lorentz for reconditioning or sale between 1967 and 1972. Although many other companies are participating in the remediation of this site, issues relating to the allocation of the costs have not yet been resolved. In addition, Sierra is a defendant in a private cost-recovery action relating to the Novak Sanitary Landfill, located near Allentown, Pennsylvania. By agreement with W. R. Grace-Conn., Sierra's liability is limited to a maximum of $200,000 with respect to this site. The Company's management does not believe that the outcome of these proceedings will in the aggregate have a material adverse effect on its financial condition or results of operations. In addition to being named as PRP's in the above noted situations, the Company is subject to potential fines in connection with certain EPA labeling violations under the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). The fines for such violations are based upon formulas as stated in FIFRA. As determined by these formulas the Company's maximum exposure for the violations is approximately $810,000. The formulas allow for certain reductions of the fines based upon achievable levels of compliance. Based upon management's anticipated levels of compliance, they estimate the Company's ultimate liability to be $200,000, which has been accrued in the financial statements.


                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

  The Company has been involved in studying a landfill to which it is believed some of the Company's solid waste had been hauled in the 1970's. In September 1991, the Company was named by the Ohio Environmental Protection Agency ("Ohio EPA") as a Potentially Responsible Party )("PRP") with respect to this landfill. Pursuant to a consent order with the Ohio EPA, the Company, together with four other PRP's identified to date, is investigating the extent of contamination at the landfill and developing a remediation program.

  In July 1990, the Company was directed by the Army Corps of Engineers (the "Corps") to cease peat harvesting operations at its New Jersey facility. The Corps has alleged that the peat harvesting operations were in violation of the Clean Water Act ("CWA"). The United States Department of Justice has commenced a legal action to seek a permanent injunction against peat harvesting at this facility and to recover civil penalties under the CWA. This action had been suspended while the parties engaged in discussion to resolve the dispute. Those discussions have not resulted in a settlement and accordingly the action has been reinstated. The Company intends to defend the action vigorously but if the Corps' position is upheld the Company could be prohibited from further harvesting of peat at this location and penalties could be assessed against the Company. In the opinion of management, the outcome of this action will not have a material effect on the Company's financial position or results of operations. Furthermore, management believes the Company has sufficient raw material supplies available such that service to customers will not be adversely affected by continued closure of this peat harvesting operation.

  Sierra is a potentially responsible party in connection with the Lorentz Barrel and Drum Superfund Site in California, as a result of its predecessor having shipped barrels to Lorentz for reconditioning or sale between 1967 and 1972. Although many other companies are participating in the remediation of this site, issues relating to the allocation of the costs have not yet been resolved. In addition, Sierra is a defendant in a private cost-recovery action relating to the Novak Sanitary Landfill, located near Allentown, Pennsylvania. By agreement with W. R. Grace-Conn., Sierra's liability is limited to a maximum of $200,000 with respect to this site. The Company's management does not believe that the outcome of these proceedings will in the aggregate have a material adverse effect on its financial condition or results of operations.
  In addition to being named as PRP's in the above noted situations, the Company is subject to potential fines in connection with certain EPA labeling violations under the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). The fines for such violations are based upon formulas as stated in FIFRA. As determined by these formulas the Company's maximum exposure for the violations is approximately $810,000. The formulas allow for certain reductions of the fines based upon achievable levels of compliance. Based upon management's anticipated levels of compliance, they estimate the Company's ultimate liability to be $200,000, which has been accrued in the financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Stockholders of The Scotts Company was held in Columbus, Ohio on March 8, 1994. The meeting was held for the purpose of electing a board of directors and ratifying the appointment of independent auditors.

  The results of the vote of the stockholders for each of the proposals is as follows:

  The proposal to elect nine directors to serve for the ensuing year:

                                            Shares
        Nominee     Votes For   Withheld   Not Voted
     James B.       16,059,316     700     2,598,519
     Beard
     John S.        16,057,616   2,400     2,598,519
     Chamberlin
     Alberto        16,050,416   9,600     2,598,519
     Cribiore
     Joseph P.      16,058,216   1,800     2,598,519
     Flannery
     Theodore J.    16,058,216   1,800     2,598,519
     Host
     Tadd C.        16,059,016   1,000     2,598,519
     Seitz
     Donald A.      16,059,516     500     2,598,519
     Sherman
     John M.        16,051,016   9,000     2,598,519
     Sullivan
     L. Jack Van    16,057,316   2,700     2,598,519
     Fossen


    Each of the foregoing persons was elected as a director of the Company.

    The proposal to ratify appointment of Coopers & Lybrand as
   independent auditors for      fiscal year 1994:

                                       Shares
        For       Against   Abstain    Not
                                      Voted
      16,014,612   11,400   34,004    2,598,519

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits.

            11(a)  Computation of Net Income Per Common Share

      (b)  Reports on Form 8-K.

    On December 30, 1993, Scotts filed a Form 8-K to report the acquisition of Grace-Sierra
    Horticultural Products Company by The O. M. Scott & Sons Company. On February 28,
    1994, Scotts filed a Form 8-K/A to include the financial statements specified by
    Rules 3-05 and 11-01 of Regulation S-X and Items 7(a) and
   7(b) of Form 8-K.

                           SIGNATURES





   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           THE SCOTTS COMPANY



   Date        May 16, 1994                     /s/   Paul D.
   Yeager
                           Paul D. Yeager
                           Executive Vice President
                           Chief Financial Officer
                           Principal Accounting Officer

                       THE SCOTTS COMPANY

                QUARTERLY REPORT ON FORM 10-Q FOR
               FISCAL QUARTER ENDED APRIL 2, 1994


                          EXHIBIT INDEX




Exhibit
   Page
Number                                     Description
   Number

 11(a)                 Computation of Net Income Per Common Share
   19






































<EX-11a>

                                                  Exhibit 11a


                       THE SCOTTS COMPANY
           Computation of Net Income Per Common Share
               (in thousands except share amounts)

                         For the Three       For the Six
                         Months Ended        Months Ended
                          April    April      April    April
                            3,       2,        3,       2,
                           1993    1994       1993     1994

Net income for computing
net income per
 common share:
Income before cumulative
effect of accounting
changes                   $ 10,847  $ 13,013   $ 10,376  $  11,456

Cumulative effect of
changes in accounting
for postretirement
benefits, net of tax and
income taxes                 -          -        (13,157)      -
Net income (loss)         $ 10,847   $ 13,013    (2,781)    11,456


Net income per common
share:
Income before cumulative
effect of accounting
changes                   $ .54      $ .69       $ .50       $ .61
Cumulative effect of
changes in accounting
for postretirement
benefits, net of tax and
income taxes                 -          -          (.63)         -
Net income (loss)           .54        .69         (.13)        .61



                 Computation of Weighted Average Number
                      of Common Shares Outstanding

                         For the Three            For the Six
                         Months Ended             Months Ended
                          April    April          April    April
                            3,       2,           3,       2,
                           1993     1994          1993     1994

Weighted average common
shares outstanding
during the period         20,038,475 18,659,472  20,564,344  18,658,999

Effect of options
outstanding based upon
the Treasury Stock
Method:
  Performance shares        -           102,484      -            84,961

December 1992 - 300,000
at $ 18.00                    17,937      17,425      11,172       9,678
November 1992 - 123,925
at $ 16.25                    15,790      21,540         -        18,184
January 1992     -
136,364 at $   9.90           66,383      73,326       61,916     71,598
June 1992          -
15,000 at $ 16.25               -          2,245         -          1,896
October 1993     -
129,950 at $ 17.25              -         12,649         -          9,432
March 1993        -
24,000 at $ 18.25               -          1,080         -            452

Weighted average common
shares outstanding
during the period for
computing net income
(loss) per common share    20,138,585    18,890,221    20,637,432    18,855,200


     Fully diluted weighted average shares outstanding were not materially different than primary weighted average shares outstanding for the periods presented.
