Form 10-Q
period 1994-07-02
SCOTTS COMPANY
filed 1994-08-16
CIK 825542

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 1994

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

							Yes   X  	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class A                                  Outstanding at August 12, 1994

Common Stock, voting, $.01 par value              18,667,064




Page 1 of 18 pages

Exhibit Index at page 17








THE SCOTTS COMPANY AND SUBSIDIARIES

INDEX




                                                  									         Page No.

Part  I.  Financial Information:

	Item 1.  Financial Statements
		Consolidated Balance Sheets -
			July 3, 1993, July 2, 1994 and September 30, 199	                   3-4

		Consolidated Statements of Income - Three month and nine month
			periods ended July 3, 1993 and July 2, 1994				                        5

		Consolidated Statements of Cash Flows - Nine month
			periods ended July 3, 1993 and July 2, 1994				                        6

		Notes to Consolidated Financial Statements				                        7-10

	Item 2.  Management's Discussion and Analysis of
		Financial Condition and Results of Operations			                     11-14


Part II.  Other Information

	Item 1.  Legal Proceedings						                                      14-15

	Item 6.  Exhibits and Reports on Form 8-K					                           15


Signatures										                                                      16


Exhibit Index									                                                    17

PART I  -  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

                   THE SCOTTS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
                             (in thousands)


ASSETS

                              July 3     July 2    September 30
                               1993       1994         1993

Current Assets:

	Cash and cash equivalents $     1,963 $     8,812 $     2,323

	Accounts receivable, less
 allowances	of $3,154, $3,442
 and $2,511, respectively       53,819      90,468      60,848

	Inventories:
		Raw materials                 26,567      35,332      31,905

	Finished products              45,157      71,112      44,749

	Total inventories              71,724     106,444      76,654

	Other current assets            4,320       6,742       3,917
		Total current assets         131,826     212,466     143,742

Property, plant and equipment, at cost:
	Land and land improvements     19,409      21,773      19,817

	Buildings                      36,014      40,925      36,300
	Machinery and equipment        81,418     113,372      87,250
	Furniture and fixtures          6,274       6,472       5,952
	Construction in progress        4,691      15,022       4,687

                               147,806     197,564     154,006

	Less accumulated depreciation  52,978      65,752      55,215
	Net property, plant and
  equipment                     94,828     131,812      98,791

Intangible assets, net of accumulated
 amortization	of $20,572, $24,137,
 and $21,053, respectively      20,881      23,938      19,972

Deferred costs and other assets, net of
 accumulated	amortization of
 $7,553, $8,829, and $7,770,
	respectively                   19,596      21,743      17,745
Excess of costs over underlying
 value of net assets	acquired
 (goodwill), net of accumulated
 amortization	of $4,957, $6,843,
 and $5,123, respectively       41,019     106,453      41,340

		Total Assets               $ 308,150   $ 496,412   $ 321,590



The accompanying notes to consolidated financial statements are an integral part of these statements.


                    THE SCOTTS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                     (in thousands except share data)


LIABILITIES AND SHAREHOLDERS' EQUITY


                                 July 3     July 2    September 30
                                  1993       1994        1993

Current Liabilities:

	Revolving credit and bank
 line of credit                $   -   	$     913      $    705

	Current portion of term debt   	5,581    	20,403         5,444
	Accounts payable              	24,856    	34,543        28,279
	Accrued liabilities           	16,158    	21,932         9,135
	Accrued payroll and fringe
 benefits                      	11,123    	13,471        12,035
	Accrued taxes              	   11,806 	    8,687         9,253

	Total current liabilities   	  69,524  	  99,949        64,851

Long-term debt, less current
 portion                       	72,482   	203,979        87,080

Postretirement benefits
 other than pensions            26,111  	  26,742        26,646

	Total Liabilities            	168,117   	330,670       178,577


Shareholders' Equity:


	Preferred Stock, $.01 par value,
 authorized	10,000 shares;
 none issued                       -          	-            -

	Class A Common Stock, voting,
  par value	$.01 per share; authorized
  35,000,000 shares;	issued 21,073,430,
  21,081,959, and 21,073,430
  shares, respectively             	211        211         211
	Class B Common Stock, non-voting,
  par value $.01 per share;
  authorized 35,000,000 shares;
		none issued                      	-          -            -
	Capital in excess of par value	192,982   	193,724     193,263
	Retained earnings (deficit)   	(11,693)   	11,853      (9,008)
	Cumulative foreign currency
  translation adjustment           	(26)    	1,395         (12)
	Treasury stock, 2,414,895
  shares at cost                (41,441) 	 (41,441)    (41,441)

		Total Shareholders' Equity   	140,033   	165,742     143,013

		Total Liabilities and
   Shareholders' Equity      	 308,150  	$ 496,412   $ 321,590

The accompanying notes to consolidated financial statements are an integral part of these statements.


                    THE SCOTTS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
                     (in thousands except share data)

                      Three Months Ended                Nine Months Ended
                     July 3       July 2                July 3     July 2
                     1993          1994                  1993       1994

Net sales          $156,327       $200,915              $385,186   $476,665
Cost of sales        81,513        104,539               201,048    251,003
Gross profit         78,814         96,376               184,138    225,662

Operating expenses:
	Marketing           24,882         32,765                62,228     78,676
	Distribution        24,411         30,730                55,491     66,594
	General and
  administrative      7,498          7,781                21,991     22,122
	Research and
  development         1,691          2,814                 5,295      7,752

		Total operating
   expenses          58,482         74,090               145,005    175,144

Income from
 operations          16,332         22,286                39,133     50,518

Interest expense      2,365          4,749                 6,808     12,306
Other expenses, net     220            950                   690      1,754

Income before income tax
 provision and	cumulative
 effect of accounting
 changes             13,747         16,587                31,635     36,458

Income tax provision  5,761          7,182                13,273     15,597

Income before cumulative
 effect of accounting
 changes (1)          7,986          9,405               	18,362     20,861

Cumulative effect of changes
 in accounting for postretirement
 benefits, net of tax and
	income taxes (2)        -             -                 (13,157)       -

Net income       $    7,986     $    9,405            $    5,205  $  20,861


Net income (loss)
 per common share (1) (2):
 	ncome before cumulative
  effect of
  accounting
  changes        $      .43     $      .50         	  $      .92  $    1.11
	Cumulative effect
 of changes in accounting
 for postretirement benefits,
 net of tax and
		income taxes        -              -                      (.66)      -

 Net income    	$     .43       $      .50            $      .26  $    1.11

Weighted average
 number of common
	shares
 outstanding   18,743,752       18,810,783            20,029,917  18,840,229

<F1>
Income before cumulative effect of accounting changes for the three and nine month periods ended July 3, 1993 has been restated to reflect an ongoing net of tax charge of $325 or $.02 per share and $1,112 or $.06 per share, respectively, resulting from the adoption of SFAS No. 106 effective October 1, 1992.

<F2>
The net income for the nine month period ended July 3, 1993 has been restated
 to reflect the cumulative effect of changes in accounting for postretirement benefits (a net of tax change of $14,932 or $.71 per share) and income taxes (a benefit of $1,775 of $.08 per share).


The accompanying notes to consolidated financial statements are an integral part of these statements.

Page 5

THE SCOTTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
                                                         Nine Months Ended
                                                        July 3      July 2
                                                         1993        1994
CASH FLOWS FROM OPERATING ACTIVITIES:

	Net income                                          	$    5,205  $   20,861
	Adjustment to reconcile
 net income to net cash
	used in operating activities:

		Depreciation and amortization                          	13,372      16,424

		Cumulative effect of change in accounting
		    for postretirement benefits                        	24,280        -
		Postretirement benefits                                 	1,831          96
		Deferred income taxes                                 	(11,842)       -
			Net increase in certain components of
			    working capital                                     	(649)    (13,388)
			Net decrease (increase) in other assets and
			    liabilities and other adjustments                	  1,056      (4,465)
			Net cash provided by operating activities             	33,253      19,528

CASH FLOWS FROM INVESTING ACTIVITIES

	Investment in plant and equipment, net                  	(8,415)    (21,655)
	Acquisition of Sierra, net of cash acquired                 	      (118,986)
	Acquisition of Republic, net of cash acquired          	(16,366)       -
		Net cash used in investing activities                  (24,781)   (140,641)

CASH FLOWS FROM FINANCING ACTIVITIES
	Borrowings under term debt                               70,000     125,000
	Payments on term and other debt                            (515)     (5,691)
	Revolving credit and bank line of credit, net           (34,811)      7,208
	Issuance of Class A Common Stock                           	-           160
	Deferred financing costs incurred                         	(622)        -
	Purchase of Class A Common Stock                       	(41,441)        -

				Net cash (used in) provided by
 				financing activities                              	  (7,389)    126,677

Effect of exchange rate changes on cash                      -           925

Net increase in cash                                      	1,083       6,489

Cash at beginning of period                                  880       2,323

Cash at end of period                                	$    1,963   $   8,812

SUPPLEMENTAL CASH FLOW INFORMATION

	Interest paid, net of amount capitalized            	$    4,835   $   7,430
	Income taxes paid                                        	9,196      14,229
	Detail of entities acquired:
		Fair value of assets acquired                          	23,799     144,501
		Liabilities assumed                                    	(7,433)    (25,515)
		Net cash paid for acquisition                          	16,366     118,986

The accompanying notes to consolidated financial statements are an integral part of these statements.

THE SCOTTS COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements


1.	Organization and Basis of Presentation

	The Scotts Company ("Scotts") through its wholly-owned subsidiaries, The
O. M.  Scott & Sons Company ("OMS"), Hyponex Corporation ("Hyponex"),
Republic Tool and Manufacturing Corp. ("Republic") and Scott-Sierra Horticultural Products Company (collectively, the Company"), is engaged in the manufacture and sale of lawn care and garden products.  The
 Company's business is highly seasonal with approximately 70% of sales occurring in the second and third fiscal quarters. Substantially, all of the assets currently held by Scotts consist of the capital stock of OMS and advances to OMS. The consolidated financial statements include the financial statements of Scotts and OMS. All material intercompany transactions have been eliminated.

	The consolidated balance sheets as of July 3, 1993 and July 2, 1994, the related consolidated statements of income for the three and nine month periods ended July 3, 1993 and July 2, 1994 and the consolidated statements of cash flows for the nine month periods ended July 3, 1993 and July 2, 1994 are unaudited; however, in the opinion of management, such financial statements contain all adjustments necessary for the fair presentation of the Company's financial position and results of operations.
  Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the
Securities and Exchange Commission, and should be read in conjunction with statements and accompanying notes in the Company's fiscal 1993 Annual Report on Form 10-K.

	Income before cumulative effect of accounting changes for the three and nine month periods ended July 3, 1993 has been restated to reflect an ongoing charge of $325,000 or $.02 per share and $1,112,000 or $.06 per share, respectively, resulting from the adoption of
Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers
 Accounting for Postretirement Benefits Other Than Pensions."  Similarly,
 the net income for the nine months ended July 3, 1993 has been restated
 to reflect the cumulative effect of the adoption of SFAS
No. 106 (a net of tax charge of $14,932,000 or $.71 per share) and SFAS No.
 109, "Accounting for Income Taxes" (a benefit of $1,775,000 or $.08 per share).  The consolidated balance sheet as of July 3, 1993 and the related statement of cash flows for the nine months
then ended have also been restated to reflect these accounting changes.

2.	Acquisitions

	Effective December 16, 1993, the Company completed the acquisition of Grace-Sierra
Horticultural Products Company (all further references to Grace-Sierra, now known as Scott-
Sierra Horticultural Products Company, will be made as "Sierra")
 for an aggregate purchase
price of approximately $123,100,000, including estimated transaction costs of
 $3,100,000.
Sierra is a leading international manufacturer and marketer of specialty fertilizers and related
products for the nursery, greenhouse, golf course and consumer markets.
 Sierra manufactures controlled-release fertilizers in the United States and the Netherlands, as well as water-soluble fertilizers and specialty organics in the United States.
  Approximately one-
quarter of Sierra's net sales are derived from European and other international markets;
approximately one-quarter of Sierra's assets are internationally based.  The purchase price
was financed under an amendment to the Company's Credit Agreement, whereby term debt
commitments available thereunder were increased to $195,000,000.

	The acquisition was accounted for using the purchase method. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their
estimated fair values at the date of acquisition.  The excess of purchase price over the
estimated fair value of the net assets acquired ("goodwill") of approximately
 $66,834,000 is
being amortized on a straight line basis over 40 years.  Sierra results of operations have
been included in the Consolidated Statements of Income from the respective acquisition
dates.

	The following represents pro forma results of operations assuming the Sierra acquisition had
occurred effective October 1, 1992 after giving effect to certain related adjustments, including
depreciation and amortization on tangible and intangible assets, and interest on acquisition debt.

                                               Nine Months Ended
                                      (in thousands, except per share amounts)


                                               July 3         July 2
                                                1993           1994

Net sales                                    $  477,131       $  497,491

Income before cumulative
 effect of	accounting changes                $   18,731       $   20,754

Net income                                   $    5,574       $   20,754

Income per common share before cumulative
	effect of accounting changes                $      .93       $     1.10

Net income per common share                  $      .28       $     1.10


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
provide a revolving credit commitment of $150,000,000 through the scheduled maturity date
of March 31, 1996. The Company's long-term debt at July 2, 1994 consists of the following:

Revolving credit loan and bank line of credit              $    28,913,000
Term loan                                                      190,000,000
Capital lease obligations and other                              6,382,000
                                                               225,295,000
Less current portions                                           21,316,000
                                                            $  203,979,000

	Scheduled maturities of term debt are as follows:

                   Fiscal Year
                  1995            $    25,000,000
                  1996                 27,500,000
                  1997                 32,500,000
                  1998                 30,000,000
                 1999 and thereafter   75,000,000

	All other aspects of the Company's Credit Agreement remain substantially the same.

4.	Income Taxes

	The effective income tax rates used for the three and nine month periods ended
 July 2, 1994
differ from the statutory federal rate principally due to state and local income tax expense,
amortization of goodwill and amortization of prepaid pension costs.

5.	Contingencies

	The Company is involved in various lawsuits and claims that arise in the normal course of business.  In the opinion of management, these claims individually and in the aggregate are
not expected to result in a material adverse effect on the Company's financial position or
results of operations; however, there can be no assurance that future quarterly or annual
operating results will not be materially affected by final resolution of these matters.  The
following details the more significant of these matters.

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

	In July 1990, the Company was directed by the Army Corps of Engineers (the "Corps") to cease peat harvesting operations at its New Jersey facility.
  The Corps has alleged that the
peat harvesting operations were in violation of the Clean Water Act "CWA").
  The United
States Department of Justice has commenced a legal action to seek a permanent injunction
against peat harvesting at this facility and to recover civil penalties under the CWA.  This
action had been suspended while the parties engaged in discussion to resolve the dispute.
Those discussions did not result in a settlement and accordingly the action has been
reinstated.  The Company intends to defend the action vigorously but if the
 Corps' position is
upheld the Company could be prohibited from further harvesting of peat at this location and
penalties could be assessed against the Company.  In the opinion of management, the
outcome of this action will not have a material effect on the Company's financial position or
results of operations.  Furthermore, management believes the Company has sufficient raw
material supplies available such that service to customers will not be adversely affected by
continued closure of this peat harvesting operation.

	Sierra is a potentially responsible party in connection with the Lorentz Barrel and Drum
Superfund Site in California, as a result of its predecessor having shipped barrels to Lorentz
for reconditioning or sale between 1967 and 1972.  Although many other companies are
participating in the remediation of this site, issues relating to the allocation of the costs have
not yet been resolved.  Management estimates that the Company's share of remediation
costs for this site will be less than $200,000.  In addition, Sierra is a defendant in a private
cost-recovery action relating to the Novak Sanitary Landfill, located near
 Allentown,
Pennsylvania.  By agreement with W. R. Grace-Conn., Sierra's liability is limited to a
maximum of $200,000 with respect to this site and such amounts have been provided for in
the accompanying financial statements.

	The Company's management does not believe that the outcome of these proceedings will in
the aggregate have a material adverse effect on its financial condition or results of
operations.  In addition to being named as a PRP in the above noted
 situations, the
Company is subject to potential fines in connection with certain EPA labeling violations under
the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  The fines for such
violations are based upon formulas as stated in FIFRA.  As determined by these formulas
the Company's maximum exposure for the violations is approximately $810,000.
  The
formulas allow for certain reductions of the fines based upon achievable levels of
compliance.  Based upon management's assessment of anticipated levels of compliance, the
Company's ultimate liability is estimated to be $200,000, which has been accrued in the
financial statements.

6.	Accounting Issues

	In November 1992, the Financial Accounting Standards Board issued SFAS No.
 112,
"Employers Accounting for Postemployment Benefits," which changes the prevalent method
of accounting for benefits provided after employment but before retirement.
 The Company is
required to adopt SFAS No. 112 no later than the first quarter of fiscal 1995.
  Management is
currently evaluating the provisions of SFAS No. 112 and, at this time, the effect of adopting
SFAS No. 112 has not been determined.

7.	On July 19, 1994, the Company issued $100,000,000 of Senior Subordinated
 Notes at
9 7/8% due August 1, 2004.  The net proceeds of the notes of approximately
 $96,400,000
were used to reduce term loans.

	ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended July 2, 1994 versus Three Months Ended July 3, 1993.

Net sales of $200,915,000 increased by $44,588,000 or approximately 28.5%, primarily due to
increased volume.  The increase included $32,570,000 of sales from Scott-Sierra
 Horticultural
Products Company ("Sierra") which was acquired by the Company on December 16,
 1993.  On a
proforma basis that includes Sierra sales on a historical basis and assuming the acquisition had
occurred on October 1, 1992, sales increased by 8% for the quarter.  Net sales for the Consumer
Business Group increased 6.1% to $144,200,000.  Net sales for the Professional
 Business Group
increased 14.7% to $22,641,000, led by a strong increase in sales to golf courses.  Composting
revenues of $1,504,000 more than doubled from $734,000 for the comparable period last year.
The Company now has composting operations in 17 sites, almost twice last years number of sites.

Cost of sales represented 52.0% of net sales reflecting a slight improvement over 52.1% for the
comparable period last year.

Operating expenses of $74,090,000 increased by $15,608,000 or approximately
 26.7%.  The
increase was caused in significant part by the inclusion of Sierra operating expenses this year.
The increase was also caused, to a lesser degree by increased freight costs due to higher sales
and by higher marketing expenses which reflected the Company's increased spending for national
advertising and promotion programs.  The increase was partly offset by reduced general and
administrative expenses, exclusive of Sierra expenses, for the quarter.

Interest expense of $4,749,000 increased by $2,384,000 or approximately 100.8%, principally due
an increase in borrowing levels resulting from the acquisition of Sierra in December, 1993.

Net income of $9,405,000 increased by $1,419,000 or approximately 17.8%.  The increase was
primarily attributable to increased operating income this year which was partly offset by higher
interest expense and income taxes.

Nine Months Ended July 2, 1994 versus Nine Months Ended July 3, 1993.

Net sales of $476,665,000 increased by $91,479,000 or approximately 23.7%
 primarily due to
increased volume.  The increase included $76,594,000 of sales from Sierra.  On a proforma basis
that includes Sierra sales on a historical basis and assuming the acquisition had occurred on
October 1, 1992, sales for the nine months increased by 4.3%.  Consumer
 Business Group sales
increased by 4.1% to $339,875,000.  Sales continued to be particularly strong through mass
merchandisers, with sales for the nine months up 15.2% in the three largest national accounts and
9.6% in the ten largest national accounts.  Professional Business Group sales of $56,662,000
were down just slightly from $57,024,000 for the comparable period last year due to a steady
increase in sales over the second and third fiscal quarters offsetting lower than expected sales in
the first quarter.  Composting revenues of $3,534,000 increased by $1,951,000, a 123.2%
increase from last year, reflecting the increase in composting sites which are now in operation.

Cost of sales represented 52.7% of net sales compared with 52.2% last year.
 The increase was
principally caused by a delay in the start-up of a new line of spreaders which affected margins in
the first two fiscal quarters.  These initial start-up problems have been resolved and production of
the new line of spreaders is proceeding according to plan.  The increase was also caused, in part,
by lower than expected margins due to unfavorable price and mix of organics products sold earlier
in the year.

Operating expenses of $175,144,000 increased by $30,139,000 or approximately
 20.8%.  The
increase was caused in significant part by the inclusion of Sierra operating expenses this year.
The increase was also caused to a lesser degree by increased freight costs due to higher sales
for the period and by increased spending for national advertising programs and was offset in part
by decreased general and administrative expenses, exclusive of Sierra expenses, which were
managed at a lower level this year.

Interest expense of $12,306,000 increased by $5,498,000 or approximately 80.8%.
  The increase
was principally due to increased borrowing levels for the Sierra acquisition and also caused, in
part, by purchase of a block of Scotts' Class A Common Stock in February 1993
 (as discussed in
the Company's annual report for the year ended September 30, 1993).

Income before the cumulative effect of accounting changes increased by $2,499,000 to
$20,861,000.  The increase was principally attributable to increased operating income which was
partly offset by higher interest expense and income taxes.

Net income of $20,861,000 increased by $15,656,000 from net income of
 $5,205,000 last year.
The increase was primarily attributable to a prior period non-recurring charge of $13,157,000 for
the cumulative effect of changes in accounting for postretirement benefits.
 net of tax and income
taxes as well as increased operating income partly offset by higher interest expense and income
taxes.

Financial Position as at July 2, 1994.

Capital expenditures for the fiscal year ending September 30, 1994 are expected to be
approximately $31,500,000 including capital expenditures of Sierra.  The key capital project is a
$13,000,000 investment in a new production facility to increase capacity to meet demand for the
Company's Poly-S (R) controlled-release fertilizers.  Capital expenditures will be financed with cash
provided by operations and utilization of existing credit facilities.

Current assets of $212,466,000 increased by $68,724,000 compared with current assets at
September 30, 1993 and by $80,640,000 compared with current assets at July 3,
 1993.  The
increases were partly attributable to the inclusion of Sierra's current assets this year which
amounted to $32,038,000.  The increases were also caused, in part, by higher inventory levels
this year, which were principally due to the inclusion of planned inventories of spreaders which the
Company now produces and organic products prepacked in anticipation of seasonal sales and by
a higher level of accounts receivable this year due to increased sales.

Total assets of $496,412,000 increased by $174,822,000 compared with September
 30, 1993 and
by $188,262,000 compared with July 3, 1993.  The increases are principally due to the inclusion
of Sierra's total assets which amounted to $131,270,000 including goodwill of
 $65,987,000.
The increases are also caused, in part, by increases in accounts receivable and inventory levels
which are mentioned above.

Total liabilities of $330,670,000 increased by $152,093,000 compared with total liabilities at
September 30, 1993 and by $162,553,000 compared with July 3, 1993.  The increases were
principally caused by $125,000,000 of term debt incurred in December 1993 to facilitate the
acquisition of Sierra and by inclusion of Sierra's total liabilities which amounted to $22,272,000.

Shareholders' equity of $165,742,000 increased by $22,729,000 compared with
 September 30,
1993, primarily due to $20,861,000 of net income for the nine months ended July
 2, 1994.  The
increase was also caused, in part, by a cumulative foreign currency translation adjustment of
$1,395,000 related to translating the assets and liabilities of Sierra's foreign subsidiaries to U.S.
dollars.  Shareholders' equity increased by $25,709,000 compared with July 3,
 1993 principally
due to net income of $23,546,000 for the twelve months ended July 2, 1994 and partly by the
foreign currency translation adjustment mentioned above.

The primary sources of liquidity for the Company's operations are funds generated by operations
and borrowings under the Company's Third Amended and Restated Credit Agreement
 ("Credit Agreement"). The Credit Agreement was amended in December 1993 to provide financing for and permit the acquisition of Sierra.  As amended, the Credit Agreement provides a revolving
credit commitment of $150,000,000 through March 31, 1996 and provided
 $195,000,000 of term
debt with scheduled maturities extending through September 30, 2000.  On
 July 2, 1994 there
was $190,000,000 outstanding under the Credit Agreement.  In July 1994,
 $96,402,000 of the
term debt was prepaid with the net proceeds of a Senior Subordinated Note offering which is
described below.  As of the date of this report, the Credit Agreement provides
 $93,598,000 of term
debt.  The Credit Agreement contains financial covenants which, among other things, limit capital
expenditures, require maintenance of Adjusted Operating Profit, Consolidated
 Net Worth and
Interest Coverage (each as defined therein) and require the Company to reduce revolving credit
borrowings to no more than $30,000,000 for 30 consecutive days each year.  The covenant to
reduce borrowings for 30 consecutive days was satisfied for fiscal 1994 during July.

On July 19, 1994 Scotts and OMS jointly issued $100,000,000 of 9 7/8% Senior
 Subordinated
Notes due August 1, 2004 ("Notes") at 99.212% of face value.  The net proceeds of the offering
were $96,402,000 after underwriting discount and estimated expenses and this amount was used
to prepay term debt outstanding under the Credit Agreement.  Scheduled term debt maturities
were adjusted to reflect the prepayment in accordance with the terms of the
 Credit Agreement.  All
of the Notes are subordinated to other outstanding debt, principally to banks.
 The Notes are
subject to redemption, at the Company's option, in whole or in part, at any time after August 1,
1999 at redemption prices specified in the Notes indenture.  In order to redeem the Notes, the
Company must obtain approval of the banks party to the Credit Agreement as specified therein.
The Notes require a limited number of financial covenants which are generally less restrictive than
the financial covenants contained in the Credit Agreement.  As a result of issuing the Notes, the
Company will experience a one-time extraordinary non-cash charge of approximately $1.1 million
net of tax for unamortized deferred financing costs related to the prepayment of the term debt.  In
addition, the Notes fixed interest rate of 9 7/8% is higher than the floating interest rate paid on the
term debt which will cause an increase in interest expense, at least in the near term.  Company
management however, believed it was prudent to have obtained what they consider to be
attractive fixed rate, ten year financing to replace part of the Company's floating rate borrowings.

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


Contingencies

The Company is involved in various lawsuits and claims that arise in the normal course of
business.  In the opinion of management, these claims individually and in the aggregate are not
expected to result in a material adverse effect on the Company's financial position or results of
operations;  however, there can be no assurance that future quarterly or annual operating results
will not be materially affected by final resolution of these matters.  The following details the more
significant of these matters.

The Company has been involved in studying a landfill into which it is believed some of the
Company's solid waste had been hauled in the 1970's.  In September 1991, the
 Company was
named by the Ohio Environmental Protection Agency ("Ohio EPA") as a Potentially
 Responsible
Party )("PRP") with respect to this landfill.  Pursuant to a consent order with the Ohio EPA, the
Company, together with four other PRP's identified to date, is investigating the extent of
contamination at the landfill and developing a remediation program.

In July 1990, the Company was directed by the Army Corps of Engineers (the
 "Corps") to cease
peat harvesting operations at its New Jersey facility.  The Corps has alleged that the peat
harvesting operations were in violation of the Clean Water Act ("CWA").
  The United States
Department of Justice has commenced a legal action to seek a permanent injunction against peat
harvesting at this facility and to recover civil penalties under the CWA.  This action had been
suspended while the parties engaged in discussion to resolve the dispute.
  Those discussions did
not result in a settlement and accordingly the action has been reinstated.  The
 Company intends
to defend the action vigorously but if the Corps' position is upheld the
 Company could be
prohibited from further harvesting of peat at this location and penalties could be assessed against
the Company.  In the opinion of management, the outcome of this action will not have a material
effect on the Company's financial position or results of operations.
 Furthermore, management
believes the Company has sufficient raw material supplies available such that service to
customers will not be adversely affected by continued closure of this peat harvesting operation.

Sierra is a PRP in connection with the Lorentz Barrel and Drum Superfund Site in California, as a
result of its predecessor having shipped barrels to Lorentz for reconditioning or sale between
1967 and 1972.  Although many other companies are participating in the remediation of this site,
issues relating to the allocation of the costs have not yet been resolved.
 Management estimates
that the Company's share of remediation costs for this site will be less than
 $200,000.  In addition,
Sierra is a defendant in a private cost-recovery action relating to the Novak Sanitary Landfill, located near Allentown, Pennsylvania. By agreement with W. R. Grace-Conn.,
 Sierra's liability is
limited to a maximum of $200,000 with respect to this site and such amounts have been provided
for in the accompanying financial statements.  The Company's management does not believe that
the outcome of these proceedings will in the aggregate have a material adverse effect on its
financial condition or results of operations.  In addition to being named as
 PRP's in the above
noted situations, the Company is subject to potential fines in connection with certain EPA labeling
violations under the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA)
 relating to actions
by Sierra prior to its acquisition by the Company.  The fines for such violations are based upon
formulas as stated in FIFRA.  As determined by these formulas the Company's maximum
exposure for the violations is approximately $810,000.  The formulas allow for certain reductions
of the fines based upon achievable levels of compliance.  Management estimates the Company's
ultimate liability to be $200,000, which has been accrued in the financial statements.


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

Sierra is a potentially responsible party in connection with the Lorentz Barrel and Drum
Superfund Site in California, as a result of its predecessor having shipped barrels to Lorentz
for reconditioning or sale between 1967 and 1972.  Although many other companies are
participating in the remediation of this site, issues relating to the allocation of the costs have
not yet been resolved.  Management estimates that the Company's share of remediation
costs for this site will be less than $200,000.  In addition, Sierra is a defendant in a private
cost-recovery action relating to the Novak Sanitary Landfill, located near
 Allentown,
Pennsylvania.  By agreement with W. R. Grace-Conn., Sierra's liability is limited to a
maximum of $200,000 with respect to this site.  The Company's management does not
believe that the outcome of these proceedings will in the aggregate have a material adverse
effect on its financial condition or results of operations.  In addition to being named as PRP's
in the above noted situations, the Company is subject to potential fines in connection with
certain EPA labeling violations under the Federal Insecticide, Fungicide and
 Rodenticide Act
(FIFRA).  The fines for such violations are based upon formulas as stated in
 FIFRA.  As
determined by these formulas the Company's maximum exposure for the violations is
approximately $810,000.  The formulas allow for certain reductions of the fines based upon
achievable levels of compliance.  Based upon management's anticipated levels of compliance, they estimate the Company's ultimate liability to be $200,000, which has been
accrued in the financial statements.



Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits.

            11(a)  Computation of Net Income Per Common Share

      (b)  Reports on Form 8-K - None

SIGNATURES





	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has
duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


								THE SCOTTS COMPANY



	Date        August 16, 1994

      		/s/ Paul D. Yeager
								Paul D. Yeager
								Executive Vice President
								Chief Financial Officer
								Principal Accounting Officer

THE SCOTTS COMPANY

QUARTERLY REPORT ON FORM 10-Q FOR
FISCAL QUARTER ENDED JULY 2, 1994


EXHIBIT INDEX




Exhibit                                                     Page
Number                   Description                       Number

 11(a)                   Computation of Net Income
                         Per Common Share                    18

<EX-11a>
										Exhibit 11a


                           THE SCOTTS COMPANY
               Computation of Net Income Per Common Share
                  (in thousands except share amounts)

                       For the Three Months Ended    For the Nine Months Ended
                         July 3,       July 2,         July 3,     July 2,
                          1993          1994            1993        1994

Net income for computing
 net income per
 common share:

Income before cumulative
 effect of
accounting changes       $   7,986     $   9,405      $   18,362    $  20,861


Cumulative effect of
 changes in accounting
for postretirement
 benefits, net of
 tax and income taxes        -               -           (13,157)        -

Net income                   7,986     $   9,405      $    5,205    $   20,861

Net income per
 common share:
Income before cumulative
 effect of accounting
 changes                 $     .43     $     .50      $      .92    $     1.11

                                 -            -             (.66)           -
Net income               $     .43     $     .50      $      .26    $     1.11

                      Computation of Weighted Average Number
                          of Common Shares Outstanding

                         For the Three Months Ended   For the Nine Months Ended
                            July 3,     July 2,         July 3,     July 2,
                             1993        1994            1993        1994

Weighted average common
 shares outstanding
 during the period        18,658,535    18,667,064      19,935,979  18,661,667

Effect of options
 outstanding based upon
the Treasury Stock Method:
  Performance shares          13,042        56,607          17,489      76,016

December 1992 - 300,000
 at $ 18.00                      -             -                -        5,722
November 1992 - 123,925
 at $ 16.25                   8,969         12,754          11,716      16,471

January 1992  - 136,364
 at $   9.90                 63,206         68,801          64,733      70,715

June 1992     -  15,000
 at $ 16.25                    -             1,330             -         1,717

October 1993  - 129,950
 at $ 17.25                    -             4,227             -         7,790

March 1993    -  24,000
 at $ 18.25                    -               -               -           131


Weighted average common
 shares outstanding
 during the period for
 computing net income
 (loss) per
 common share       18,743,752         18,810,783     20,029,917    18,840,229



Fully diluted weighted average shares outstanding were not materially different than primary weighted average shares outstanding for the periods presented.
