Form 10-K
period 1994-09-30
SCOTTS COMPANY
filed 1994-12-29
CIK 825542

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549
(Mark One)

     ( X )     ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended September 30, 1994

                               OR

     (    )    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from ______________ to ___________________

     Commission file number 0-19768

     The Scotts Company
           (Exact name of registrant as specified in its charter)

                              Ohio
31-1199481
                  (State or other jurisdiction of incorporation or organization (I.R.S. Employer
Identification No.)

14111 Scottslawn Road, Marysville, Ohio         43041
  (Address of principal executive offices)    (Zip Code)

     Registrant's telephone number, including area code:
                       513-644-0011

Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class          Name of Each Exchange
                                       Where Registered
   97/8% Senior Subordinated        New York Stock Exchange
   Notes due August 1, 2004

Securities registered pursuant to Section 12(g) of the Act:

                    Common Shares, Without Par Value
          (18,667,064 Common Shares outstanding at November 30, 1994)
                              Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    x    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant at November 30, 1994 was $275,339,194.

This report contains 258 pages of which this is Page 1.  The
Index to Exhibits begins at page 71.

                             PART I

ITEM 1.  BUSINESS.

   The Scotts Company, through its wholly-owned subsidiaries, Hyponex Corporation ("Hyponex"), Scotts-Sierra Horticultural Products Company ("Sierra"), Republic Tool and Manufacturing Corp. ("Republic") and their subsidiaries (collectively, the "Company") is one of the oldest and most widely recognized manufacturers of products used to grow and maintain landscapes: lawns, gardens and golf courses. In both the consumer and professional market segments, the Company's Scotts and Turf Builder (for consumer lawn care), ProTurf (for professional turf care) and Osmocote and Peters (for commercial horticulture) brands command market-leading shares more than double those of the next ranked competitors. The Company's long history of technical innovation, its reputation for quality and service and its effective marketing tailored to the needs of do-it-yourselfers and professionals have enabled the Company to maintain leadership in its markets while delivering consistent growth in sales and operating income and stable operating margins. On September 20, 1994, The Scotts Company, a Delaware corporation ("Scotts Delaware") was merged with and into The Scotts Company, an Ohio corporation ("Scotts Ohio") (hereafter, the "Company Merger"). On September 30, 1994, Scotts Ohio's major operating subsidiary, The O. M. Scott & Sons Company, a Delaware Corporation ("O. M. Scott") was merged into Scotts Ohio (the "O. M. Scott Merger"). Management believes these mergers should decrease the Company's overall tax liability.

   Do-it-yourselfers and professionals purchase through different distribution channels and have different information and product needs. Accordingly, the Company has two business groups, Consumer and Professional, to serve these domestic markets, as well as an International Group to serve its markets outside of North America.


Consumer Business Group

   Products

   The Company's consumer products include lawn fertilizers, fertilizer/control combination products, potting soils and other organic products, grass seed, lawn spreaders, and indoor and outdoor plant care products.

   Lawn Fertilizers and Combination Products.   The Company's
most important consumer products are lawn fertilizers, such as Turf Builder, and combination fertilizer/control products, such as Turf Builder Plus 2 and Turf Builder Plus Halts. Typically, these are patented, homogeneous, controlled-release products which provide complete controlled feeding for consumers' lawns for up to two months without the risk of damage to the lawn presented by less expensive non-controlled-release products. Many of the Company's products are specially formulated for geographical differences and some, such as Bonus S (to control weeds in Southern grasses) are distributed to limited areas.
Most of the Company's fertilizer and combination products are sold in dry, granular form, although the Company also sells a small amount of liquid lawn care products. With the acquisition of Sierra in December, 1993, the Company obtained new products and technologies. Consumer products that utilize Sierra's technology in this category include Once controlled-release lawn fertilizer, which can provide up to three months of feeding from one application.

   Management estimates that in fiscal 1994, the Company's share of the U.S. do-it-yourself consumer lawn chemicals products market was approximately 46%, more than double that of the second leading brand.


Page 2
   Organic Products.   The Company sells a broad line of organic
products under the Scotts, Hyponex, Peters Professional and other labels, including retail potting soils, topsoil, peat, manures and mulches. Management estimates that the Company's fiscal 1994 U.S. market share was approximately 50% in potting soils, and approximately 39% in other consumer organic products.

   Grass Seed.   High quality grass seed was the Company's first
lawn product. Today, the Company sells numerous varieties and blends of grass seed, many of them proprietary, designed for different uses and geographies. Management estimates that the Company's share of the U.S. consumer grass seed market was approximately 28% in fiscal 1994.

   Lawn Spreaders.   Because the Company's granular lawn care
products perform best when applied evenly and accurately, the Company sells a line of spreaders specifically manufactured and developed for use with its products. This line includes the SpeedyGreen and EasyGreen rotary spreaders, the PrecisionGreen and AccuGreen drop spreaders, and the HandyGreen hand-held rotary spreader.

   Since the acquisition of Republic in November, 1992, the Company has continued to market both its line of Scotts spreaders and Republic's EZ line of spreaders and to integrate the manufacture of its spreaders through Republic. Management estimates that the Company's share of the U.S. market for lawn spreaders was approximately 42% in fiscal 1994.

   Garden Products, Tools and Indoor Products.   The Company
produces and sells a line of boxed Scotts Plant Foods, garden and landscape fertilizers and indoor plant care products and Peters Professional water soluble fertilizers and Once controlled-released garden fertilizers. In September 1994, the Company entered into a licensing agreement with American Lawn Mower Company ("American") under which American, in return for the payment of royalties, is granted the right to produce and market a line of push-type reel lawn mowers bearing the Scotts trademark. The Company also has a licensing agreement in place with Union Tools, Inc. ("Union") under which Union, in return for the payment of royalties, is granted the right to produce and market a line of garden tools bearing the Scotts trademark. In management's estimation, the Company did not have a material share of the markets for these products in fiscal 1994.

   Consumer Business Strategy

   The Company believes that it has achieved its leading position in the do-it-yourself lawn care market on the basis of its sophisticated technology, the superior quality and value of its products and the service it provides its customers. The Company plans to maintain and expand its market position by emphasizing these qualities and taking advantage of the Scotts name and reputation. Through its Hyponex label, the Company has also focused on increasing sales of its higher margin organic items such as potting soils. In 1994, the Company introduced a line of Scotts potting soils.

   The acquisition of Sierra in 1993 provides the Company with numerous strategic opportunities. This includes the expansion of sales of water-soluble fertilizers manufactured by Sierra in to the consumer market and the future introduction into the consumer market of certain bioinsecticides for which Sierra has licenses.

   Drawing upon its strong research and development capabilities, the Company intends to continue to develop and introduce new and innovative lawn and garden products. The Company believes that its ability to introduce successful new consumer products has been a key element in Scotts' growth. New consumer products in recent years include PatchMasterr (1992), a unique lawn repair product containing seed, Scotts Starterr fertilizer and mulch; a Poly-Sr lawn fertilizer line(1993), which utilizes Scotts proprietary controlled-release technology to provide a lower priced product offering versus the Premium Turf Builderr line; new AccuGreenr and Speedy Greenr (1994) spreaders which are shipped and sold



Page 3
fully assembled; and Scotts Planting Soils (1994), a line of ready-to-use, value-added soils which help simplify the do-it-yourself gardener's task and deliver superior growing performance.

   The Company also seeks to capitalize upon the competitive advantages stemming from its position as the leading nationwide supplier of a full line of consumer lawn and garden products. The Company believes that this gives it an advantage in selling to larger retailers, who value the efficiency of dealing with a limited number of suppliers.

   The Company has developed a program to take advantage of Hyponex's composting expertise and the increasing concern about landfill capacity by entering into agreements with municipalities and waste haulers to compost yard waste. A pilot program was started in 1991 on Company-owned land in Marysville when the Company entered into a five-year contract with Franklin County, Ohio, to compost a minimum of 50,000 tons of yard waste per year for a fee of $20 per ton. The Company now has seventeen compost facilities. In addition to service fees, the Company substitutes the resulting compost for a portion of the raw materials in Hyponex and other Company products. Revenues in fiscal 1994 and 1993 from composting services were $5.0 million and $2.1 million, respectively.

   Marketing and Promotion

   The Company employs a 100 person direct sales force and numerous distributors for its consumer products to cover approximately 24,000 retail outlets and headquarters of national, regional and local chains. Most salespeople have college degrees and prior sales experience. In recent years, the percentage of sales to mass merchandisers and large buying groups has increased. The top ten accounts (which include three buying groups of independent retailers) represented 59% of the Consumer Business Group sales in fiscal 1993 and 66% in 1994.

   At the same time, the Company continues to support its independent retailers. Most importantly, the Company developed a special line of products, marketed under the Lawn Pro name, which are sold exclusively by independent retailers. These products include the 4-Step program, introduced in 1984, which encourages consumers to purchase four products at one time (fertilizer plus crabgrass preventer, fertilizer plus weed control, fertilizer plus insect control and a special fertilizer for Fall application). The Company promotes the 4-Step program as providing consumers with all their annual lawn care needs for less than half of what a lawn care service would cost. The Company believes that the Lawn Pro line has helped maintain the loyalty of the independent retailers in the face of increasing competition from mass merchandisers.

   The Company supports its sales efforts with extensive advertising and promotional programs. Because of the importance of the Spring sales season in the marketing of consumer lawn and garden products, the Company focuses its promotional efforts on this period. Through advertising, consumer rebates, retailer allowances and other promotional efforts, the Company seeks to encourage customers to make the bulk of their lawn and garden purchases in the early Spring. The Company believes that its early season promotions substantially moderate the risk to its consumer sales posed by bad weekend weather.

   An important part of the Company's sales effort is its national toll-free consumer hotline, on which its "lawn consultants" answer questions about the Company's products and give general lawn care advice to consumers. The Company's lawn consultants responded to over 372,000 telephone and written inquiries in fiscal 1994 and have handled over 2,500,000 calls since the inception of the consumer hotline in 1972.

   Backing up the Company's marketing effort is its well-known "No Quibble" guarantee, instituted in 1958, which promises consumers a full refund if for any reason they are not satisfied with the results after using Scotts products. Refunds under this guarantee have consistently amounted to less than 0.3% of net sales on an annual basis.


Page 4
   Competition

   The consumer lawn and garden market is highly competitive.
The most significant competitors for the consumer lawn care business are lawn care service companies. At least one of these, Tru Green Company, which also owns the ChemLawn lawn care service business, operates nationally and is significantly larger than the Company. In the do-it-yourself segment, the Company's products compete primarily against regional products and private label products produced by various suppliers and sold by such companies as Kmart. These products compete across the entire range of the Company's product line. In addition, certain of the Company's products compete against branded fertilizers, pesticides and combination products marketed by such companies as Monsanto Company (Ortho and Greensweep), Lebanon Chemical Corp. (Greenview) and Stern's Miracle-Gro Products, Inc.

   Most competitors, with the exception of lawn care service companies, sell their products at prices lower than those of the Company. The Company competes primarily on the basis of its strong brand names, quality, value, service and technological innovation. The Company's competitive position is also supported by its national sales force, advertising campaigns and its unconditional guarantee. There can be no assurance, however, that additional competition from new or existing competitors will not erode the Company's share of the consumer market or its profit margins.

   Backlog

   The major portion of annual consumer product orders (other than organic products which are normally ordered in season on an "as needed" basis) are received from retailers during the months of October through January and are filled during the months of January through March. As of December 6, 1994, orders on hand for retail customers (excluding orders for Sierra products) totaled approximately $58,693,000 compared to approximately $42,270,000 on the same date in 1993. All such orders are expected to be filled in fiscal 1995.


Professional Business Group

   The Market

   The Company sells its professional products to golf courses, commercial nurseries and greenhouses, schools and sportsfields, multi-family housing complexes, business and industrial sites, lawn and landscape services and specialty crop growers. In 1994, the Professional Business Group served over 12,000 North American customers, among them such high profile golf courses as Augusta National (Georgia), Cypress Point, Spyglass and Pebble Beach (California), Desert Mountain (Arizona), Muirfield (Ohio), The Country Club (Massachusetts), Colonial Country Club (Texas) and Butler National (Illinois). Sports complexes such as Fenway Park, Camden Yard, Wrigley Field, Yankee Stadium and the Rose Bowl are professional customers, as are major commercial nursery/greenhouse operations such as Monrovia, Hines and Imperial.

   Golf courses accounted for approximately 43% of the Company's professional sales in fiscal 1994. During 1994, the Company sold products to approximately 55% of the over 14,500 golf courses in North America, including 78 of Golf Digest's top 100 U.S. courses. Management estimates, based on an independent bi-annual market survey and other information available to the Company, that the Company's leading share of the North American golf course turf maintenance segment will be approximately 20% in 1994.

   According to the National Golf Foundation, approximately 200 new golf courses have been constructed annually for the last three years. Management believes that the increase in the number of

Page 5
courses, the concentration of the growth in the West/South with a longer growing/maintenance season, the increasing playing time requiring more course maintenance and the trend toward more highly maintained courses will contribute to an annual sales growth rate in the golf course segment of 9%.

   Horticulture sales accounted for approximately 38% of the Company's professional sales in fiscal 1994. The Company sold products to thousands of nursery, greenhouse and specialty crop growers through a network of over 100 horticultural distributors. On a full year basis, the Company estimates that its leading share of the North American horticultural segment was approximately 35% in 1994.

   Management believes the increasing acceptance of controlled-release fertilizers in horticultural/ agricultural applications due to performance advantages and groundwater leaching concerns will contribute to an increase in the annual sales growth rate in the horticulture segment.

   In January, 1994, a new business unit under the ProGrow name was created to better serve the large, but highly fragmented, lawn/landscape service market, in addition to schools/sportsfields, multi-family housing complexes and business/industrial sites. Many small service operators prefer to purchase on an as-needed, "cash and carry" basis, so the Company is establishing a network of distributors to extend local availability of its professional products. By the end of fiscal 1994, over 60 distributors had been added, with plans to add additional distributors in 1995 and beyond. Management believes changing demographic factors such as increasing time pressures, higher disposable income and an aging population will result in an expanding service segment.

   Products

   The Company's professional products, marketed under such brand names as ProTurf, ProGrow, Osmocote, Peters, Metro-Mix and Terra-Lite, include a broad line of sophisticated controlled-release fertilizers, water soluble fertilizers, control products (herbicides, insecticides, fungicides and growth regulators), wetting agents, organic products, grass seed and application devices. The fertilizer lines utilize a range of proprietary controlled-release fertilizer technologies, including Polyform, Triaform, Poly-S, Osmocote and ScottKote, and proprietary water soluble fertilizer technologies, including Peters and Peters Excel. The Company applies these technologies to meet a wide range of professional customer needs, ranging from quick release greenhouse fertilizers to controlled-release fairway/greens fertilizers to extended release nursery fertilizers that last up to a year or more.

   The Company works very closely with basic pesticide manufacturers to secure exclusive positions on advanced control chemistry which can be formulated on granular carriers, including fertilizers or liquid application. In 1994, over 15 professional products featured exclusive control technologies, including such products as the TGR growth regulator line, Turplex bioinsecticide and DMC weed control. Liquid-applied fertilizers and control products numbered 37 in 1994. Application devices include both rotary and drop action spreaders. Over 20 proprietary grass seed varieties are part of the professional line. The Sierra acquisition added an established line of soilless mixes in which controlled and water soluble fertilizers, wetting agents and control products can be incorporated to customize potting media for nurseries and greenhouses.

   During 1994, the Company introduced 24 new professional products, including Poly-S and TGR line extensions, a line of Peters water soluble fertilizers for golf course greens, an Osmocote controlled-release potassium product and Merit insecticide.





Page 6
   Business Strategy

   The Company's Professional Business Group focuses its sales efforts on the middle and high end of the professional market and generally does not compete for sales of commodity products. Demand for the Company's professional products is primarily driven by product quality, performance and technical support.
The Company seeks to meet these needs with a range of sophisticated, specialized products that are sold by a professional, agronomically-trained sales force.

   A primary focus of the Professional Business Group's strategy is to provide a continuing flow of innovative new products to its professional customers. Products introduced since 1989 accounted for over 60% of the Professional Business Group's net sales in fiscal 1994.

   The Company intends to use its strong position in the golf course segment to increase sales of Sierra products to those users, and, conversely, to expand the distribution of Scott nursery products in the commercial horticultural segment in which Sierra has a strong position.

   The Professional Business Group also is working to increase market coverage by focusing on various professional market niches. In 1965, the Company established its first specialized professional sales force, focusing on golf courses. Since 1985, it has established separate sales forces and/or sales managers for lawn and landscape services, sports fields, golf course architects and construction companies, and international segments of the professional market. In 1992, the Company introduced a fairway application service for golf courses. This service has been expanded and is now available in eight markets, with six new markets planned for 1995. In 1994, the ProGrow business was launched to better serve lawn/landscape services that purchase on an as-needed basis.

   Marketing and Promotion

   The Professional Business Group's sales force consists of 125 territory managers who cover over 17,000 accounts. Many territory managers are experienced former golf course superintendents or nursery managers and most have degrees in agronomy, horticulture or similar disciplines. Territory managers work closely with golf course and sports field superintendents, turf and nursery managers, and other landscape professionals. In addition to marketing the Company's products, Scott's territory managers provide consultation, testing services, and advice regarding maintenance practices, including individualized comprehensive programs incorporating various products for use at specified times throughout the year. The professional grower segment is served primarily through an extensive network of distributors, most with substantial experience in the horticulture market, with territory managers spending the majority of their time with growers.

   To reach potential purchasers, the Company uses trade advertising and direct mail, publishes newsletters, and sponsors seminars throughout the country. In addition, the Company maintains a special toll-free hotline for its professional customers. The professional customer service department responded to over 40,000 telephone inquiries in fiscal 1994.

   Competition

   In the professional turf and nursery market, the Company faces a broad range of competition from numerous companies ranging in size from multi-national chemical and fertilizer companies such as Monsanto and DowElanco Company, to smaller specialized companies such as Lesco, Inc. and Lebanon Chemical Corp., to local fertilizer manufacturers and blenders. Portions of this market, such as fairway and rough fertilizers for golf courses, are sometimes served by large agricultural fertilizer companies, while other segments, such as fertilizers and pest controls for golf course greens and high value nursery crops, are served by specialized, research-oriented companies. In certain areas of the country, particularly

Page 7
Florida, a number of companies have begun to offer turf care services, including product application, to golf courses. In addition, the higher margins available for sophisticated products to treat high value crops continue to attract large and small chemical producers and formulators, some of which have larger research departments and budgets than the Company. While the Company believes that its reputation, turf and ornamental market focus, expertise in product development and professional sales force will enable it to continue to maintain and build its share of the professional market, there can be no assurance that the Company's market share or margins will not be eroded in the future by new or existing competitors.

   Backlog

   The major portion of professional product orders are received during the months of August through November and are filled during the months of September through November. As of September 30, 1994, orders on hand from professional customers (excluding orders for Sierra products) totaled approximately $3.4 million compared with $5.4 million on the same date in 1993. All such orders are expected to be filled in fiscal 1995.

International

   The Market

   The Company produces and sells its products in over sixty-five countries to both consumer and professional markets. Growth potential exists in both markets, and the Company has positioned itself to grow through both direct sales and distributor arrangements.

   Consumer lawn and garden products are sold under the Scotts label mainly in Canada, the Far East and Europe. The Company's United Kingdom subsidiary has continued to make inroads into the lawn and garden market in Great Britain. The Company's long-term relationship with Hyponex Japan Corporation, Ltd. has allowed it to maintain its presence in Japan's consumer market under its Hyponex label. International sales of consumer products in fiscal 1994 totaled approximately $7.3 million.

   Professional markets include both the turf and horticulture industries. The Company currently distributes its professional products in Canada, Latin America, Europe and Asia Pacific. Turf products are mainly distributed under the Scotts name, while horticultural products are distributed primarily under the Sierra label. Professional horticultural products are also distributed under the Hyponex label in Japan. International sales of Scotts' professional products in fiscal 1994 totaled approximately $10 million. International sales of Sierra professional products from December 17, 1993 through September 30, 1994 totaled approximately $30.3 million.

   Business Strategy

   With the acquisition of Sierra, the Company now has manufacturing facilities in Europe and an established distribution network worldwide. The Company intends to capitalize on these strengths to expand into new areas and market segments. At the same time, the Company plans to increase international awareness of the Scotts name and oval logo. By positioning the Scotts' name worldwide, the Company believes it can build awareness of its products' quality, reliability and value.

   The Company intends to continue to market its products internationally through both direct sales and distributor arrangements. In fiscal 1994, the Company entered into various new distributor agreements. The Company also amicably terminated its European distributor agreement with Wolf-Gerate AG, and Sierra terminated several distributor arrangements with W. R. Grace.


Page 8
   Competition

   The Company's international consumer business faces strong competition in the garden center segment, particularly in Canada and the United Kingdom. Competitors in the United Kingdom include Fisons, ICI, PBI and various local companies. Competitors in Canada include Nu-Gro, So-Green and Vigoro. The Company intends to respond to this competition by increasing brand awareness and loyalty through increased marketing and improved customer service.

   The international professional products market is very competitive particularly in the controlled-release fertilizer segment. Numerous United States and European companies are pursuing this segment internationally, including Pursell Industries, Lesco, Lebanon, Vigoro, Noram, BASF, Helena and Coron. The Company will respond to this competition by educating customers as to the quality and value of its products.

   Management believes the Company is well-positioned to obtain an increased share of the international market. However, there can be no assurance that the Company's market share or margins will not be eroded by new or existing competitors.

Matters Relating to the Company Generally

   Patents, Trademarks and Licenses

   The "Scotts" and "Hyponex" brand names and logos, as well as a number of product trademarks, including "Turf Builder", "Lawn Pro", "ProTurf", "ProGrow", "Osmocote" and "Peters" are federally registered and are considered material to the Company's business. In 1989, the Company assigned all its rights to certain Hyponex trademarks in the Far East to a Japanese company.

   As of September 30, 1994, the Company held over 100 patents on processes, compositions, grasses, and mechanical spreaders and has several additional patent applications pending. Over the past two years, the Company has been granted a number of patents covering key new process and product technologies. This new patent protection will extend well into the next decade. The Company also holds exclusive and nonexclusive patent licenses from certain chemical suppliers permitting the use and sale of patented pesticides.

   Research and Development

   The Company has a long history of innovation, and its research and development successes can be measured in terms of sales of new products and by the Company's patents. Virtually all of the Company's fertilizer products, many of its grasses and many of its mechanical devices are covered by one or more of over 100 U.S. and foreign patents owned by the Company.

   The Company's research and development department is headquartered in the Dwight G. Scott Research Center in Marysville, Ohio. The Company also operates three research field stations in Florida, Texas and Oregon. In addition, the Company funds research at universities across the United States and conducts cooperative projects with key professional customers. Research to develop new and improved application devices is conducted at Republic's manufacturing facility in Carlsbad, California. Investment in research is directed toward developing new technology and products to increase manufacturing efficiency, reduce product cost, improve performance, solve specific problems, improve packaging and simplify lawn, turf and horticultural plant care.

   Since its introduction of the first home lawn fertilizer in 1928, the Company has used its research and development strengths to build the do-it-yourself market. Technology continues to be a Company


Page 9
hallmark. The Company's introduction of the TGR line in 1987 to control poa annua on golf courses is an example. In 1992, the Company introduced Poly-S, a proprietary controlled-release fertilizer technology. In 1993, ScottKote, another controlled-release technology primarily for the nursery market, was introduced. In addition, the Company has modified its Marysville facility to utilize a new, patented production process which is expected to reduce costs and improve product quality, while increasing production capacity. (See "Production Facilities.") Since the Hyponex acquisition in 1988, the Company's research and development department has worked to improve the quality and reduce the production cost of branded organic products, in particular potting soils. One of the results of this effort is the introduction, in 1994, of a line of value-added, premium quality potting soils and planting mixes under the Scotts brand.

   Research has also been focused on durability, precision, and reduced production costs of the Republic-produced spreaders. Recently, Republic completely redesigned the major products within the Company's consumer spreader line so that they are now completely preassembled and are distributed and displayed using innovative packaging.

   Sierra pioneered the use of controlled-release fertilizers for the horticultural markets with the introduction of "Osmocote" in the 1960's. This polymer-encapsulated technology has achieved a large share of the horticultural markets due to its ability to meet the strict performance requirements of professional growers. The Company's and Sierra's research and development efforts have been fully integrated and are focused on cost reduction and product/process innovation. A new, multi-coated controlled-release technology has been developed and a new production line is nearing completion at the Company's Charleston, South Carolina plant.

   Research has resulted in improved Peters' water soluble fertilizers. Reformulated potting soils and planting mixes have been introduced into both the consumer and professional markets.

   Combined Company and Sierra R&D expenses were approximately
$10.4 million (1.7% of net sales) for 1994, including environmental and regulatory expenses. This compares to $6.2 million (1.5% of net sales) and $7.7 million (1.7% of net sales) in fiscal 1992 and 1993, respectively.

   Production Facilities

   The manufacturing plants for consumer and professional fertilizer-based products marketed under the Scotts label are located in Marysville, Ohio. The Company's Taylor Seed Packaging Plant is located on a separate site in Marysville. Hyponex organic products are harvested and packaged in over 20 locations throughout the United States. The Company's lawn spreaders are produced at the Republic facility in Carlsbad, California. Some granular and mechanical products and all liquid products, constituting an aggregate of approximately 16% of the Company's cost of sales in fiscal 1994, are produced for the Company by other manufacturers. Sierra has manufacturing sites in the United States and one located in The Netherlands. Sierra's controlled-release fertilizers are produced in Charleston, South Carolina, Milpitas, California, and at Heerlen, The Netherlands. Water-soluble fertilizers are produced in Allentown, Pennsylvania, and the potting soils are produced in Travelers Rest, South Carolina and in Hope, Arkansas. Resin used for producing Osmocote controlled-release fertilizer is manufactured at Sierra Sunpol Resins, a joint venture company which is 97% owned by Scotts. The Company operates seventeen composting facilities where yard waste (grass clippings, leaves, and twigs) is converted to raw materials for the Company's organic products. Fourteen of the facilities are "stand-alone" facilities with the remainder being located at existing organics products bagging facilities. Recently opened facilities include Pittsburgh, Pennsylvania; Cincinnati, Ohio; and Riverside, California.

   Management believes that each of its facilities is well-maintained and suitable for its purpose. Substantially all of the Company's owned properties are mortgaged to secure the Company's indebtedness under various bank agreements.


Page 10
   The Company's fertilizer processing and packaging facilities currently operate, on average, five days per week for three shifts. Because of the seasonal nature of the demand for the Company's products, certain of these facilities operate on a seven day basis or three out of four weekends during periods of peak demand. During 1994, initial steps were taken to integrate some product manufacturing between the Scotts and Sierra manufacturing locations.

   The Company's Marysville facilities were substantially modified during fiscal 1992 and 1993. The Company replaced one of the existing fertilizer production lines with a line utilizing a new, patented process which it developed. In addition, the Company erected a new physical-blend facility and added equipment to apply polymer coating to fertilizer materials.

   During 1994, approximately $13 million was spent to erect a new Poly-S fertilizer plant, an investment made necessary by very strong forecasted demand. Additionally, approximately $4.0 million was spent on Sierra business needs including $1.5 million for construction of a new processing line at the Charleston, South Carolina facility to produce a technologically advanced controlled-release fertilizer.

   Capital Expenditures

   Capital expenditures totaled $15.2 million and $33.4 million for the fiscal years ended September 30, 1993 and 1994, respectively. The Company expects that capital expenditures during fiscal 1995 will total approximately $23 million.

   Purchasing

   The key ingredients in the Company's fertilizer and control products are various commodity and specialty chemicals including vermiculite, phosphates, urea, potash, herbicides, insecticides and fungicides. The Company obtains its raw materials from various sources, which the Company presently considers to be adequate. No one source is considered to be essential to either of the Company's Consumer or Professional Business Groups, or to its business as a whole. The Company has never experienced a significant interruption of supply.

   Sierra purchases granular, homogeneous fertilizer substrates to be coated, and the resins for coating. These resins are primarily supplied domestically by Sierra SunPol Resins, a 97%- owned subsidiary of Sierra.

   Sphagnum peat, peat humus, vermiculite manure and bark constitute Hyponex's most significant raw materials. At current production levels, the Company estimates Hyponex's peat reserves to be sufficient for its near-term needs in all locations except the Northeast. Regulatory activities by the Army Corps of Engineers have prevented production at one peat harvesting facility located in Lafayette, New Jersey. See "Environmental and Regulatory Considerations." To meet the demand previously filled by this facility, the Company has been purchasing peat from other nearby producers. Bark products are obtained from sawmills and other wood residue producers and manure is obtained from a variety of sources, such as feed lots, race tracks and mushroom growers. The Company is currently substituting composted yard waste for some organic raw materials and is planning to expand this practice.

   Raw materials for Republic include various engineered resins and metals, all of which are available from a variety of vendors.
The Company considers its sources of supply for these materials to be adequate.





Page 11
   Distribution

   The primary distribution centers for the Company's products are located near the Company's headquarters in central Ohio. The Company's products are shipped by rail and truck. While the majority of truck shipments are made by contract carriers, a portion is made by the Company's own fleet of leased trucks. Inventories are also maintained in field warehouses located in major markets.

   Most of Hyponex's organic products have low sales value per unit of weight, making freight costs significant to profitability. Therefore, Hyponex has located approximately twenty distribution locations near large metropolitan areas in order to minimize shipping costs. Hyponex uses its own fleet of approximately 70 trucks as well as contract haulers to transport its products from distribution points to retail customers.

   Sierra's products are produced at three fertilizer and two organic manufacturing facilities located in the United States. The majority of shipments are via common carriers to nearby distributors' warehouses. A small private trucking fleet is maintained at the organic facilities for direct shipment of custom orders to customers. Inventories are also maintained in field warehouses.

   Republic-produced, Scotts branded spreaders are shipped via common carrier to regional warehouses serving the Company's retail network. Republic's E-Z spreader line and its private label lines are sold free-on-board (FOB) Carlsbad with transportation arranged by the customer.

   Significant Customers

   Kmart and Home Depot represented approximately 23.9% and 14.9%, respectively, of the Company's sales in fiscal 1994, which reflects their significant position in the retail lawn and garden market. The loss of either of these customers or a substantial decrease in the amount of their purchases could have a material adverse effect on the Company's business.

   Employees

   The Company's corporate culture emphasizes employee participation in management, comprehensive employee benefits and programs and profit sharing plans. As of September 30, 1994, the Company employed approximately 2,300 full-time year-round workers including 130 located outside the United States. Full-time workers average approximately 10 years employment with the Company or its predecessors. During peak production periods, the Company engages as many as 750 temporary employees. The Company's employees are not unionized, with the exception of twenty-one of Sierra's employees at its Milpitas facility, who are represented by the International Chemical Workers Union.

Environmental and Regulatory Considerations

   Federal, state and local laws and regulations relating to environmental matters affect the Company in several ways. All products containing pesticides must be registered with the United States Environmental Protection Agency ("United States EPA") (and in many cases, similar state agencies) before they can be sold. The inability to obtain or the cancellation of any such registration could have an adverse effect on the Company's business. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether the Company's competitors were similarly affected. The Company attempts to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals, but there can be no assurance that it will continue to be able to avoid or minimize these risks. Fertilizer and organic products (including manures) are also subject to state labeling regulations.


Page 12
   In addition, the use of certain pesticide and fertilizer products is regulated by various local, state and federal environmental and public health agencies. These regulations may include requirements that only certified or professional users apply the product or that certain products be used only on certain types of locations (such as "not for use on sod farms or golf courses"), may require users to post notices on properties to which products have been or will be applied, may require notification of individuals in the vicinity that products will be applied in the future or may ban the use of certain ingredients. The Company has been successful in complying with these regulations.

   Compliance with such regulations and the obtaining of registrations does not assure, however, that the Company's products will not cause injury to the environment or to people under all circumstances.

   State and federal authorities generally require Hyponex to obtain permits (sometimes on an annual basis) in order to harvest peat and to discharge water run-off or water pumped from peat deposits. The state permits typically specify the condition in which the property will be left after the peat is fully harvested, with the residual use typically being natural wetland habitats combined with open water areas. Hyponex is generally required by these permits to limit its harvesting and to restore the property consistent with the intended residual use. In some locations, Hyponex has been required to create water retention ponds to control the sediment content of discharged water.

   In July 1990, the Philadelphia district of the Army Corps of Engineers directed that peat harvesting operations be discontinued at Hyponex's Lafayette, New Jersey facility, and the Company complied. In May 1992, the Department of Justice filed suit seeking a permanent injunction against such harvesting at that facility and civil penalties. The Philadelphia District of the Corps has taken the position that peat harvesting activities there require a permit under Section 404 of the Clean Water Act. If the Corps' position is upheld, it is possible that further harvesting of peat from this facility would be prohibited. The Company is defending this suit and is asserting a right to recover its economic losses resulting from the government's actions. Management does not believe that the outcome of this case will have a material adverse effect on the Company's operations or its financial condition.

   State, federal and local agencies regulate the disposal, handling and storage of waste and air and water discharges from Company facilities. During fiscal 1994, the Company had approximately $100,000 in environmental capital expenditures and $300,000 in other environmental expenses, compared with approximately $180,000 in environmental capital expenditures and $260,000 in other environmental expenses in fiscal 1993. The Company has budgeted $485,000 in environmental capital expenditures and $350,000 in other environmental expenses for fiscal 1995.

   The Company has been identified by the Ohio Environmental Protection Agency (the "Ohio EPA") as a Potentially Responsible Party ("PRP") with respect to a site in Union County, Ohio (the "Hershberger site") that has allegedly been contaminated by hazardous substances whose transportation, treatment or disposal the Company allegedly arranged. Pursuant to a consent order with the Ohio EPA, the Company, together with four other PRP's identified to date, is investigating the extent of contamination in the Hershberger site and developing a remediation program. Phase I of the investigation has been completed and the Company is seeking resolution to this matter by being designated as a de minimis contributor with minimal financial liability.

   Sierra is a PRP in connection with the Lorentz Barrel and Drum Superfund Site in California, as a result of its predecessor having shipped barrels to Lorentz for reconditioning or sale between 1967 and 1972. Many other companies are participating in the remediation of this site, and issues relating to the allocation of the costs have been resolved with the Company being identified as a de minimis contributor. The Company has agreed to settle this matter by means of a one-time total payment of $1,000 to the United States EPA and the State of California. In addition, Sierra is a defendant in a private cost-recovery action relating to the Novak Sanitary Landfill, located near Allentown, Pennsylvania. By agreement with

Page 13
W. R. Grace-Conn., Sierra's liability is limited to a maximum of $200,000 with respect to this site. The Company's management does not believe that the outcome of these proceedings will in the aggregate have a material adverse effect on its financial condition or results of operations.

ITEM 2.   PROPERTIES.

     The Company has fee or leasehold interests in approximately sixty-seven (67) facilities. All of the owned properties are mortgaged to secure the Company's indebtedness under the Third Amended and Restated Credit Agreement, as amended ("Credit Agreement") (see Item 7, Liquidity and Capital Resources).

     The Company owns approximately 843 acres in two locations at its Marysville, Ohio headquarters. It owns three research facilities in Apopka, Florida; Cleveland, Texas and Gervais, Oregon. The Company leases four fertilizer warehouses in Illinois, California, Ohio and Pennsylvania. Republic leases its twenty (20) acre spreader facility in Carlsbad, California.

     The Company's twenty-four (24) organics facilities are located nationwide in eighteen states. Twenty-two are owned, while two are leased. Facilities at most include production lines, warehouses and offices. Six sites also include composting facilities.

     The Company has fourteen stand-alone composting facilities.
Nine of these sites are leased and are located in Oregon, California, Florida, Indiana, Ohio, Pennsylvania and Illinois.
Five sites are utilized through agreements with the municipalities of Greensboro, NC; Shreveport, LA; Spokane, WA;
Independent Hill, VA and Balls Ford, VA.

     The Company owns two Sierra manufacturing facilities in Fairfield, CA and Heerlen, The Netherlands. It leases three
Sierra manufacturing facilities in Allentown, PA; Milpitas, CA and North Charleston, SC.

     It is the opinion of the Company's management that its facilities are adequate to serve their intended purposes and that its property leasing arrangements are stable.


ITEM 3.  LEGAL PROCEEDINGS.

     As noted in the discussion of "Environmental and Regulatory Considerations" in Item 1, the Company is defending a suit filed by the United States Department of Justice which seeks civil penalties and a permanent injunction against peat harvesting at Hyponex's Lafayette, New Jersey facility. The Company has asserted a right to recover its economic losses resulting from the government's actions. The Company also is involved in several other environmental matters, as set forth above in "Environmental and Regulatory Considerations". Management does not believe the outcome of these matters will have a material adverse effect on the Company's operations or its financial condition.

     The Company is involved in other lawsuits and claims which arise in the normal course of its business. In the opinion of management, these claims individually and in the aggregate are not expected to result in an adverse effect on the Company's financial position or operations.







Page 14
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     A Special Meeting of Stockholders ("Special Meeting") of Scotts Delaware was held in Marysville, Ohio on September 20, 1994. The Special Meeting was held to consider and vote upon a proposal (the "Reincorporation Proposal") which provided, among other things, for the change of the Company's state of incorporation from Delaware to Ohio through a merger of Scotts Delaware into Scotts Ohio, a wholly owned subsidiary of Scotts Delaware. The surviving corporation was Scotts Ohio, and the stockholders of Scotts Delaware became owners of all of the outstanding common shares of Scotts Ohio.

      The Reincorporation Proposal was approved and the result of the vote of the stockholders is as follows:

         Votes For      Votes    Abstentions
                       Against

         9,507,932    2,174,194    814,765

     No proxies were solicited for the purpose of electing directors. The Company's board of directors remains unchanged from that identified in the Company's Report on Form 10-Q for the quarter ended July 2, 1994 except that Karen Gordon Mills was appointed to the board of directors on September 21, 1994 to fill the vacancy created by the resignation of Alberto Cribiore.

Executive Officers of Registrant

     The executive officers of the Company, their positions and, as of November 30, 1994, their ages and years with Scotts Ohio (and its predecessors) are set forth below.
                                                    Years
                                                    with
       Name          Age      Position(s) Held     Scotts
                                                    Ohio
                                                  (and its
                                                  Predecess
                                                    ors)

 Tadd C. Seitz       53    Director, Chairman of     22
                           the Board
                           Chief Executive
                           Officer

 Theodore J. Host    49    Director, President        3
                           Chief Operating
                           Officer

 Paul D. Yeager      56    Executive Vice            20
                           President
                           Chief Financial
                           Officer

 Richard B. Stahl    59    Senior Vice President     27
                           Professional
                           Business Group

 J. Blaine           51    Senior Vice               2
 McKinney                  President,
                           Consumer Business
                           Group

 Bernard R. Ford     51    Vice President,           16
                           Strategy
                           and Business
                           Development

 Michael P. Kelty    44    Senior Vice               15
                           President,
                           Technology and
                           Operations

 Lawrence M.         54    Vice President,           20
 McCartney                 Information
                           Systems

 Lisle J. Smith      38    Vice President,           1
                           Administration
                           and Planning

 Robert A. Stern     52    Vice President,           12
                           Human Resources

 Craig D. Walley     51    Vice President,           9
                           General Counsel,
                           and Secretary

 Robert M. Webb      52    Vice President,           14
                           Manufacturing &
                           Logistics


                             Page 15
     Executive officers serve at the discretion of the Board of Directors (and in the case of Mr. Host, pursuant to employment agreements).

     The business experience of each of the persons listed above during the past five years is as follows:

     Mr. Seitz has been the Chief Executive Officer since 1983.
He was also President from 1983 until 1991.  Previously, Mr.
Seitz served as Director of Marketing and as General Manager of Burpee.

     Mr. Host has been President and Chief Operating Officer and a director of the Company since October 1991. From May 1990 to October 1991, he was Senior Vice President, Marketing for Coca-Cola USA. He previously was President of the Boyle-Midway Household Products Division of American Home Products, Inc.

     Mr. Yeager has been an Executive Vice President since 1991 and a Vice President and the Chief Financial Officer since 1980.
He was first Assistant Comptroller and then Comptroller from 1974 to 1980.

     Mr. Stahl has been Senior Vice President since January, 1994. From December 1987 to 1994, he was Vice President and General Manager of the Professional Business Group. Mr. Stahl joined the Company in 1967 as a technical representative in the golf course division.

     Mr. McKinney was named Senior Vice President, Consumer Business Group, in June, 1992. From January, 1990 to June, 1992 he was Vice President of Marketing and Sales of Salov, N.A., a manufacturer of consumer products. From July, 1989 to January, 1990 he was Director of Sales of Rickett & Colman, Ltd., a consumer products company.

     Mr. Ford has been Vice President, Strategy and Business
Development since December 1987. Other positions that Mr. Ford has held include Director of Market Development, Director of Export Marketing Services and Director of Marketing.

     Dr. Kelty was named Senior Vice President, Technology and Operations in March, 1994. From 1988 to 1994, he served first as Director, then as Vice President of Research and Development. Prior to that, Dr. Kelty was the Director of Advanced Technology Research, and from 1983 to 1987 he was Director, Chemical Technology Development.

     Mr. McCartney has been Vice President, Information Systems since 1989. He joined the Company in 1974 as Systems and Programming Manager, and was Director, Information Systems from
1976 until 1989.

     Mr. Stern has been Vice President, Human Resources since
1984.

     Mr. Walley has been Vice President, General Counsel and
Secretary since 1985.

     Mr. Webb has been a Vice President since 1988.  He was Vice
President - Operations of Hyponex Corporation from 1980 until
1988.









Page 16
PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

     Scotts Delaware made an initial public offering of its Class A Common Stock on January 31, 1992. As a result of the merger of Scotts Delaware into Scotts Ohio on September 20, 1994, each share of outstanding Class A Common Stock of Scotts Delaware was converted into one Common Share of Scotts Ohio. The shares of Class A Common Stock of Scotts Delaware were, and the Common Shares of Scotts Ohio are traded in the NASDAQ National Market System, under the symbol "SCTT".

                               Sales Prices
                             High         Low
     Fiscal 1993
     1st quarter           18 - 1/2    14 - 1/2
     2nd quarter           20 - 1/2    17 - 1/8
     3rd quarter           18 - 3/4    15 - 1/4
     4th quarter           18 - 3/8    15 - 1/4

     Fiscal 1994
     1st quarter           20 - 1/8       16
     2nd quarter              20          18
     3rd quarter           19 - 7/8    16 - 1/4
     4th quarter              17       15 - 1/4


     The Company has not paid dividends in the past and does not presently plan to pay dividends. It is presently anticipated that earnings will be retained and reinvested to support the growth of the Company's business. The payment of any future dividends will be determined by the Board of Directors of the Company in light of conditions then existing, including the Company's earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. Under a covenant in the Company's Credit Agreement, the Company is restricted in its payment of cash dividends, to an amount not to exceed 33 1/3% of the consolidated net income of the Company and its consolidated subsidiaries during the immediately preceding fiscal year.

     As of December 1, 1994, Scotts Ohio estimates there were approximately 6,400 shareholders including holders of record and Scotts Ohio's estimate of beneficial holders.



                             Page 17


ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

THE SCOTTS COMPANY AND SUBSIDIARIES

                                   For the fiscal year ended September 30
(in thousands except share        1990          1991          1992        1993(1)       1994(2)
data)
Consolidated Statement of
Income Data(3)

Net sales                       $350,441      $388,120      $413,558      $466,043       $606,339
Cost of sales                    186,803       207,956       213,133       244,218        319,730
Gross profit                     163,638       180,164       200,425       221,825        286,609
Operating expenses:
   Marketing                      48,681        57,489        66,245        74,579        100,106
   Distribution                   55,628        57,056        61,051        67,377         84,407
   General and administrative     23,965        22,985        24,759        27,688         30,189
   Research and development        4,714         5,247         6,205         7,700         10,352
   Other expenses                  2,880         2,000            20           660          2,283
   Total operating expenses      135,868       144,777       158,280       178,004        227,337

Income from operations            27,770        35,387        42,145        43,821         59,272
Interest expense                  34,531        30,932        15,942         8,454         17,450

Income (loss) before income
   taxes, extraordinary
   items and cumulative effect
   of account changes             (6,761)        4,455        26,203        35,367         41,822
Income taxes                        (143)        2,720        11,124        14,320         17,947
Income (loss) before
extraordinary items and
   cumulative effect of
   accounting changes             (6,904)        1,735        15,079        21,047         23,875
Extraordinary items:
Loss on early extinguishment of
   debt, net of tax                  -             -          (4,186)          -             (992)
Utilization of net operating
   loss carryforwards                -           2,581         4,699           -                -
Cumulative effect of changes in
   accounting for
   postretirement benefits, net
   of tax and income taxes           -              -            -         (13,157)          -

Net income (loss)               $(6,904)        $4,316       $15,592        $7,890        $22,883

Net income (loss) per common
   share:  (4)
Income (loss) before
   extraordinary items and
   cumulative effect of
   accounting changes            $(0.58)         $0.15         $0.84         $1.07          $1.27
Extraordinary items:
Loss on early extinguishment of
   debt, net of tax                -               -           (0.23)         -             (0.05)
Utilization of net operating
loss carryforwards                 -              0.21          0.26          -               -
Cumulative effect of changes in
   accounting for
   postretirement benefits, net
   of tax and income taxes         -               -             -           (0.67)            -

   Net income (loss)             $(0.58)         $0.36         $0.87         $0.40           $1.22
Weighted average common shares
outstanding during
   the period                11,976,733     11,832,651    18,014,151    19,687,013      18,784,729

Consolidated Balance Sheet Data (3)
Working capital                 $18,230        $21,260       $54,795       $88,526        $140,566
Capital investment                8,494          8,818        19,896        15,158          33,402
Property, plant and equipment,
   net                           83,384         79,903        89,070        98,791         140,105
Total assets                    270,429        260,729       268,021       321,690         528,584
Term debt, including current
   portion                      192,915        182,954        31,897        92,524         223,885
Total stockholders' equity
   (deficit)                    (12,677)        (9,961)      175,929       143,013         168,160



(1)  Includes Republic from November 1992.
(2)  Includes Sierra from December 16, 1993
(3) Certain amounts have been reclassified to conform to 1994 presentation; these changes did not impact net income.
(4) Net income (loss) per share for fiscal 1990 and 1991 have been restated to eliminate the effect of accretion to redemption value of redeemable common stock to be comparable with fiscal 1992. All per share amounts for fiscal 1988 through 1991 have been adjusted for the January 1992 reverse stock split, in which every 2.2 shares of old Class A. Common Stock were exchanged for one share of new Class A Common Stock.


                                  Page 18
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company included elsewhere in this Report.

Results of Operations

Fiscal 1994 compared with fiscal 1993.

     Net sales of $606.3 million increased by $140.3 million or 30.1%, primarily due to increased sales volume, a portion of which relates to new pre-season promotion programs with major retailers. The increase included $105.6 million of sales from Sierra, which was acquired by the Company on December 16, 1993.

     Consumer Business Group sales of $419.6 million increased by $49.4 million or 13.3%. The growth was principally derived from increased sales volume to major retailers, with sales to the Company's top ten accounts up 16% over the prior year, and from sales for Sierra which accounted for $21.3 million of the increase. Professional Business Group sales of $181.7 million increased by $88.0 million or 93.9%. The increase was principally due to sales for Sierra which accounted for $84.3 million of the increase.

     On a proforma basis that includes Sierra sales on a historical basis assuming that the acquisition had occurred on October 1, 1992, sales increased by 7.1% for the 1994 year.

     Cost of sales at 52.7% of net sales showed a slight increase from 52.4% of net sales last year. The increase reflected a higher proportion of spreader sales, which have lower margins.

     Operating expenses of $227.3 million increased by $49.3 million or 27.7%. The increase was caused, in significant part, by the inclusion of Sierra operating expenses this year. The increase was also caused, to a lesser degree, by increased freight costs due to higher sales volume and by higher marketing costs which reflected increased spending for national advertising and promotion programs. The increase was partly offset by reduced general and administrative expenses, exclusive of Sierra expenses, for the year.

     Interest expense of $17.5 million increased by $9.0 million principally due to an increase in borrowing levels resulting from the acquisition of Sierra in December, 1993. The increase was also caused, to a lesser degree, by the issuance of $100,000,000 of 97/8% Senior Subordinated Notes due August 1, 2004 (the "Notes") (see "Liquidity and Capital Resources" below) which bear a higher fixed interest rate than the term debt prepaid with their net proceeds.

     Net income of $22.9 million increased by $15.0 million from $7.9 million last year. The increase was primarily attributable to a non-recurring charge of $13.2 million, net of tax, last year for the cumulative effect of accounting changes. The increase also reflected increased operating income this year which was partly offset by increased interest expense and also offset, in part, by a $1.0 million non-recurring charge, net of tax, for financing costs related to the term debt prepaid this year with net proceeds from the Notes.

Fiscal 1993 Compared with Fiscal 1992

     Net sales of $466.0 million increased by $52.5 million or 12.7%. The majority of the increase resulted from increased sales volume of consumer products. Consumer Business Group sales of $370.2 million increased by $47.6 million or 14.8%. The growth was principally derived from increased

Page 19
sales volume to major retailers and from sales for Republic, acquired in November 1992, which accounted for approximately 37.5% of the increase in Consumer Business Group sales. Professional Business Group sales of $93.7 million increased by $3.6 million or 4.0%. The majority of the latter increase was due to increased sales volume.

     Cost of sales represented 52.4% of net sales compared with 51.5% in 1992. The increase was primarily caused by lower gross profit margins on Republic's products in the current year. Cost savings from the implementation of new controlled-release fertilizer technology, which exceeded start-up costs incurred early in the year, partly offset the increase.

     Operating expenses of $178.0 million increased by $19.7 million or 12.5%. The increase was caused by increased investment in advertising and consumer rebates in 1993, higher distribution costs related to increased sales, and the inclusion of operating expenses for Republic which amounted to approximately $3.0 million from November through the end of fiscal 1993.

     Income from operations of $43.8 million increased by $1.7 million or 4.0%, which resulted from increased sales, partially offset by increased operating expenses. The increase was also offset, in part, by additional pretax charges of $2.4 million, in 1993, resulting from the implementation of the Financial Accounting Standards Board ("Board") Statement of Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", ("SFAS 106").

     Interest expense of $8.5 million decreased by $7.5 million or 47.0%. The decrease resulted from reduced borrowings and lower interest rates including the effect of early redemption of subordinated notes and debentures. Reduced borrowings resulted from the application of the net proceeds of the Company's January 1992 initial public offering and cash flow from operations, partly offset by the use of capital resources for the Republic acquisition, the purchase of a block of the Company's Class A Common Stock and capital investment.

     Income before extraordinary items and cumulative effect of accounting changes increased by approximately $6.0 million or 39.6% primarily due to increased operating income and lower interest expense. The increase was partially offset by a $1.4 million charge, net of tax, related to adoption of SFAS 106 in fiscal 1993.

     Net income of $7.9 million decreased by $7.7 million or 49.4%. The decrease was attributable to expense from the implementation of SFAS 106 and a non-recurring charge for the cumulative effect of the change in accounting in the amount of $14.9 million, net of tax. The decrease was partially offset by a non-recurring benefit of $1.8 million, related to implementation of the Board's Statement of Accounting Standards No. 109, "Accounting for Income Taxes".

Liquidity and Capital Resources

     Capital expenditures totaled approximately $33.4 million and $15.2 million for the fiscal years ended September 30, 1994 and 1993, respectively, and are expected to be approximately $23 million in fiscal 1995. The key capital project in fiscal 1994 was an approximately $13 million investment in a new production facility to increase capacity to meet demand for Scotts' Poly-Sr controlled-release fertilizers. The production facility was completed as planned and is currently in operation. The Company's Credit Agreement restricts the amount the Company may spend on future capital expenditures to $35 million per year for fiscal 1995 and each year thereafter. These expenditures will be financed with cash provided by operations and utilization of available credit facilities.

     Effective December 16, 1993, the Company completed the acquisition of Sierra for a purchase price of approximately $121.2 million. A description of the Sierra acquisition is found in Item 8, footnote number 2 on page F-10 of this report, which description is incorporated herein by this reference.

Page 20
     Current assets of $250.3 million on September 30, 1994, increased by $96.9 million compared with current assets on September 30, 1993. The increase was partly attributable to the inclusion of Sierra's current assets this year which amounted to $34.0 million and to higher inventory levels this year resulting from the inclusion of planned inventories of spreaders which the Company now produces and other products prepacked in anticipation of seasonal sales as well as by a higher level of accounts receivable this year due to increased sales.

     Total assets of $528.6 million on September 30, 1994 increased by $207.0 million compared with total assets on September 30, 1993. The increase was largely due to the inclusion of Sierra's total assets which amounted to $131.9 million including goodwill of $65.8 million. The increase was also caused by the increases in accounts receivable and inventory levels mentioned above.

     Total liabilities of $360.4 million on September 30, 1994 increased by $181.8 million compared with total liabilities on September 30, 1993. The increase was principally due to $125.0 million of term debt incurred in December 1993 to facilitate the acquisition and the inclusion of Sierra total liabilities which amounted to $24.6 million at year end. In July, 1994, $96.4 million of the term debt was prepaid with the proceeds of the Notes offering described below.

     Shareholders' equity of $168.2 million on September 30, 1994 increased by $25.1 million compared with shareholders' equity on September 30, 1993. The increase resulted from $22.9 million of net income for the year ended September 30, 1994 and from a cumulative foreign currency adjustment of $2.1 million related to translating the assets and liabilities of Sierra's foreign subsidiaries to U.S. dollars.

     The primary sources of liquidity for the Company are funds generated by operations and borrowings under the Company's Credit Agreement. The Credit Agreement was amended in December 1993 to provide financing for and permit the acquisition of Sierra. As amended, the Credit Agreement provides a revolving credit commitment of $150,000,000 through March 31, 1996 and provides $195,000,000 of term debt with scheduled maturities extending through September 30, 2000. As of the date of this report, the Credit Agreement provides $93.1 million of term debt. The Credit Agreement contains financial covenants which, among other things, limit capital expenditures, require maintenance of Adjusted Operating Profit, Consolidated Net Worth and Interest Coverage (each as defined therein) and require the Company to reduce revolving credit borrowings to no more than $30,000,000 for 30 consecutive days each year. The covenant to reduce borrowings for 30 consecutive days was satisfied for fiscal 1994 during July. The Credit Agreement was specifically assumed by the Company after the Company Merger and the O. M. Scott Merger.

     On July 19, 1994, the Company issued $100,000,000 of Notes at 99.212% of face value. The net proceeds of the offering were $96,402,000 after underwriting discount and estimated expenses and this amount was used to prepay term debt outstanding under the Credit Agreement. Scheduled term debt maturities were adjusted to reflect the prepayment in accordance with the terms of the Credit Agreement. All of the Notes are subordinated to other outstanding debt, principally to banks. The Notes are subject to redemption, at the Company's option, in whole or in part, at any time after August 1, 1999 at redemption prices specified in the Notes indenture. In order to redeem the Notes, the Company must obtain approval of the banks party to the Credit Agreement as specified therein. The Notes require a limited number of financial covenants which are generally less restrictive than the financial covenants contained in the Credit Agreement. As a result of issuing the Notes, the Company recognized a one-time extraordinary non-cash charge of approximately $1.0 million, net of tax, for unamortized deferred financing costs related to the prepayment of the term debt. In addition, the Notes fixed interest rate of 9 7/8% is higher than the floating interest rate paid on the term debt which will cause an increase in interest expense, at least in the near term. Company management believed, however, that it was prudent to obtain what they consider to be attractive fixed rate, ten year financing to replace part of the Company's floating rate borrowings.

Page 21
     The Company's business is highly seasonal which is reflected in working capital requirements. Working capital requirements are greatest from November through May, the peak production period, and are at their highest in March. Working capital needs are relatively low in the summer months.

     In the opinion of the Company's management, cash flows from operations and capital resources will be sufficient to meet future debt service and working capital needs.

Inflation

     The Company is subject to the effects of changing prices.
The Company has, however, generally been able to pass along inflationary increases in its costs by increasing the prices of its products.

Accounting Issues

     In November 1992, the Financial Accounting Standards Board issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"), which changes the prevalent method of accounting for benefits provided after employment but before retirement. The Company must adopt SFAS 112 no later than the first quarter of fiscal 1995. Management has evaluated the provisions of SFAS No. 112. Since most of these benefits are already accounted for by the Company on an accrual method, the impact of this new standard is not expected to be insignificant.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and other information required by this item are contained in the financial statements, the footnotes thereto and the schedules listed in the Index to Consolidated Financial Statements and Financial Statement
Schedules on page F-1 herein.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


Page 22
PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information regarding executive officers required by
Item 401 of Regulation S-K is included in Part I hereof following
Item 4.

     Pursuant to the Code of Regulations of the Company, the Board of Directors has set the authorized number of directors to be elected at nine (9). The directors will hold office until the next annual meeting of shareholders of the Company and until their successors are duly elected and qualified, or until their earlier death, resignation or removal. All of the directors were first appointed or elected at the various dates set forth below and have been elected annually since their respective appointments.

     The following information with respect to the principal occupation or employment, other affiliations and business experience of each director during the last five years has been furnished to the Company by each director. Except where indicated, each director has had the same principal occupation for the last five years.

Information Concerning Directors as of December 28, 1994:

James B Beard, age 59              Director of the Company since 1989

          Dr. Beard is Professor Emeritus of Turfgrass Physiology and Ecology at Texas A&M University where he served from 1975 to 1992. Presently, he is President and Chief Scientist at the International Sports Turf Institute. Dr. Beard is the author of 6 books and over 500 scientific articles on turfgrass science and is an active lecturer and consultant both nationally and internationally. He is a Fellow of the American Association of the Advancement of Science and was the first President of the International Turfgrass Society.


John S. Chamberlin, age 66         Director of the Company since 1989

          Since 1988, Mr. Chamberlin has served as an advisor for investment firms. In 1990 and 1991, he was Chief Executive Officer of N.J. Publishing, Inc. He has been Senior Advisor to Mancuso & Co. since 1990, Chairman of Life Fitness Co. since 1992, Chairman of WNS, Inc. since 1993, and a director of Healthsouth Corporation since 1993. He was also a director of The Travelers Insurance Company until December, 1993 and was a director of Curaflex Health Services, Inc. from 1992 to July, 1994.


Joseph P. Flannery, age 62         Director of the Company since 1987

          Mr. Flannery was a consultant to Clayton, Dubilier & Rice, Inc. from September 1988 to December 1990. Mr. Flannery has been President, Chief Executive Officer and Chairman of the Board of Directors of Uniroyal Holding, Inc. since 1986. Mr. Flannery is also a director of Ingersoll Rand Company, Kmart Corporation, Newmont Mining, Newmont Gold Company, Arvin Industries, Inc., and APS Holding Corporation.







Page 23
Theodore J. Host, age 49 President, Chief Operating Officer and
                         Director of the Company since 1991

          Prior to joining the Company, Mr. Host was Senior Vice President, Marketing with Coca-Cola USA from 1990 to 1991 and was with American Home Products, Inc. for twenty-three years, serving as President of the Boyle-Midway Household Products division for five years before joining Coca-Cola USA.


Karen G. Mills, age 41             Director of the Company since 1994

          Ms. Mills is President of MMP Group, Inc., a management company that monitors equity investments and provides consulting and investment banking services. From 1983 to 1993, she served as Managing Director at E.S. Jacobs and Company and as Chief Operating Officer of its Industrial Group. Ms. Mills is currently on the boards of Triangle Pacific Corp., Armor All Products, Inc. and Arrow Electronics, Inc.


Tadd C. Seitz, age 53    Chairman of the Board, Chief Executive
                         Officer and Director of the Company
                         since 1987

          Mr. Seitz has been the Chief Executive Officer of the Company since 1987. He was also President of O. M. Scott from 1983 until 1991. Previously, Mr. Seitz served as O. M. Scott's Director of Marketing and as General Manager of The W. Atlee Burpee Company. Mr. Seitz has been employed by the Company for twenty-one years. Mr. Seitz also serves as a director of Holophane Corporation.


Donald A. Sherman, age 43          Director of the Company since 1988

          Mr. Sherman has been President of Waterfield Mortgage
Company in Fort Wayne, Indiana, since 1989.


John M. Sullivan, age 59           Director of the Company since 1994

          Mr. Sullivan was Chairman of the Board from 1987 to 1993, and President and Chief Executive Officer from 1984 to 1993, of Prince Holdings, Inc., a corporation which, through its subsidiaries, manufactures sporting goods. Since his retirement from Prince Holdings, Inc. and its subsidiaries in 1993, Mr. Sullivan has served as an independent director for various corporations, none of which, other than the Company, is registered under or subject to the requirements of the Securities Exchange Act of 1934 or the Investment Company Act of 1940.


L. Jack Van Fossen, age 57         Director of the Company since 1993

          Mr. Van Fossen has been President and Chief Executive Officer of Red Roof Inns, Inc., an owner and operator of motels, since 1991. From 1988 to 1991, Mr. Van Fossen was self-employed as an independent business consultant. Mr. Van Fossen also serves as a director of Cardinal Health, Inc.






Page 24
     To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 1994 (the "1994 Fiscal Year"), all filing requirements applicable to officers, directors and greater than 10% beneficial owners of the Company under
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), were complied with.


ITEM 11.  EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

     The following table shows, for the fiscal years ended September 30, 1994, 1993 and 1992, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company.


                   SUMMARY COMPENSATION TABLE


                                                    Long Term
                                                   Compensation
                                Annual Compensation   Awards
                                                    Securities
                                                    Underlying
Name and                Fiscal   Salary    Bonus     Options         All Other
Principal Position       Year      ($)      ($)      SARs(#)(1)  Compensation($)(2)


Tadd C. Seitz:
   Chairman  of the       1994  $362,500  $228,965    129,447        $3,270
   Board and Chief        1993  $341,725  $189,780     85,019        $3,270
   Executive Officer      1992  $323,925  $191,066          0           __


Theodore J. Host:
  President and           1994  $307,833  $196,650     82,567        $3,270
  Chief Operating         1993  $283,750  $162,963     53,108        $3,270
  Officer                 1992  $292,745  $250,000    136,364(3)        --


Paul D. Yeager:
   Executive Vice        1994   $202,250  $125,000     25,342        $3,270
   President and Chief   1993   $192,750  $115,103     18,739        $3,270
   Financial Officer     1992   $173,950  $ 91,827          0           __


J. Blaine McKinney:
   Senior Vice President,1994   $191,667  $105,000     31,658        $1,907
   Consumer Business     1993   $177,333  $ 87,365     35,409        $  __
   Group                 1992   $ 58,333  $ 30,000          0           __


Richard B. Stahl:
   Senior Vice President 1994   $180,333  $ 89,000     14,932        $3,270
   and General Manager,  1993   $163,600  $ 89,679     14,546        $3,270
   Professional Business 1992   $155,000  $ 82,800          0           --
   Group


                             Page 25
 (1) Except as noted, these numbers represent options for Common Shares granted pursuant to the Company's 1992 Long Term Incentive Plan. See the table under "OPTION GRANTS IN LAST FISCAL YEAR" for more detailed information on such options.

(2) In accordance with the transition provisions of the revised rules governing the disclosure of executive compensation adopted by the Securities and Exchange Commission, amounts of "All Other Compensation" are excluded for the Company's 1992 fiscal year. Includes contributions to The Scotts Company Profit Sharing and Savings Plan.

(3) These options expire on January 8, 2002; provided, however, that if Mr. Host's active employment with the Company and its subsidiaries is terminated for cause, these options will be forfeited.


Grants of Options

          The following table sets forth information concerning individual grants of options made during the 1994 fiscal year to each of the executive officers named in the Summary Compensation Table. The Company has never granted stock appreciation rights.


               OPTION GRANTS IN LAST FISCAL YEAR

                                                                                       Potential Realizable
                         Number of          % of                                         Value at Assumed
                        Securities       Total Options                                 Annual Rates of Stock
                        Underlying       Granted to        Exercise                      Price Appreciation
                          Options        Employees in       Price     Expiration         for Option Term(1)
Name                     Granted(#)       Fiscal Year      ($/Share)     Date             5%($)    10%($)


Tadd C. Seitz          87,840(2)(3)          22.5%          $17.25     9/30/03         $953,064   $2,414,722
                       41,607(3)(4)          10.6%          $16.25    11/03/02         $372,840   $  918,142
Theodore J. Host       56,580(2)(3)          14.5%          $17.25     9/30/03         $613,893   $1,555,384
                       25,987(3)(4)           6.6%          $16.25    11/03/02         $232,869   $  573,455
Paul D. Yeager         16,180(2)(3)           4.1%          $17.25     9/30/03         $175,553   $  444,788
                        9,162(3)(4)           2.3%          $16.25    11/03/02         $ 82,101   $  202,178
J. Blaine McKinney     21,680(2)(3)           5.5%          $17.25     9/30/03         $235,228   $  595,983
                        9,978(3)(4)           2.5%          $16.25    11/03/02         $ 89,413   $  220,184
Richard B. Stahl        7,820(2)(3)           2.0%          $17.25     9/30/03         $ 84,847   $  214,972
                        7,112(3)(4)           1.8%          $16.25    11/03/02         $ 63,731   $  156,940



(1) The amounts reflected in this table represent certain assumed rates of appreciation only. Actual realized values, if any, on option exercises will be dependent on the actual appreciation of the Common Shares of the Company over the term of the options. There can be no assurances that the Potential Realizable Values reflected in this table will be achieved.

(2) These options were granted under the Company's 1992 Long Term Incentive Plan and become exercisable in three approximately equal installments on each of the first three anniversaries of the date of grant, subject to right of the Compensation Committee of the Company's Board of Directors to accelerate the exercisability of such options in its discretion.

(3) In the event of a "change in control" (as defined in the 1992 Long Term Incentive Plan), each option will be canceled in exchange for a payment in cash of an amount equal to the excess of the highest price paid (or offered) for Common Shares during the preceding 30 trading days over the exercise price for such option. Notwithstanding the foregoing, if the Compensation Committee determines that the holder of the option will receive a new award (or have his prior award honored) in a manner which preserves its value and eliminates the risk that the value of the award

Page 26
     will be forfeited due to an involuntary termination, no settlement will occur as a result of a change in control.
     In the event of termination of employment by reason of retirement, long term disability or death, the options may thereafter be exercised in full for a period of 5 years, subject to the stated term of the options. The options are forfeited if the holder's employment is terminated for cause. In the event an option holder's employment is terminated for any reason other than retirement, long term disability, death or cause, any exercisable options held by him at the date of termination may be exercised for a period of 30 days.

(4) These options (or a percent thereof) were originally to be earned under the 1992 Long Term Incentive Plan based upon the Company's performance during the 1994 fiscal year. However, on December 13, 1994, the Company's Board of Directors approved its Compensation Committees' recommendation to grant 100% of these shares as of September 30, 1994.

Option Exercises and Holdings

     The following table sets forth information with respect to unexercised options held as of the end of the 1994 fiscal year by each of the executive officers named in the Summary Compensation Table. No options were exercised during the 1994 fiscal year.

        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
               AND FISCAL YEAR-END OPTION VALUES


                     Number
                 of Securities               Number of Securities Underlying        Value of Unexercised
                  Underlying                         Unexercised Options at             In-the-Money
                   Options       Value                      FY-End (#)              Options at FY-End($)(1)
Name               Exercised   Realized($)    Exercisable      Unexercisable     Exercisable    Unexercisable



Tadd C. Seitz          0           __             98,873           157,200            $ 0          $ 0

Theodore J. Host       0           __            198,126            99,900        $763,638         $ 0

Paul D. Yeager         0           __             12,623            40,621            $ 0          $ 0

J. Blaine McKinney     0           __             28,721            48,326            $ 0          $ 0

Richard B. Stahl       0           __             16,912            19,679            $ 0          $ 0


(1) "Value of Unexercised In-the-Money Options at FY-End" is based upon the fair market value of the Company's Common Shares on September 30, 1994 ($15.50) less the exercise price of in-the-money options at the end of the 1994 Fiscal Year.

Pension Plans

     The Company maintains a tax-qualified non-contributory defined benefit pension plan (the "Pension Plan"). All employees of the Company and its subsidiaries (except for Hyponex Corporation, a wholly-owned subsidiary of the Company ("Hyponex"), and O. M. Scott & Sons, Ltd., a wholly owned subsidiary of the Company in United Kingdom) are eligible to participate upon meeting certain age and service requirements. The following table shows the estimated annual benefits (assuming payment made in the form of a single life annuity) payable upon retirement at normal retirement age (65 years of age) to an employee in specified compensation and years of service classifications.1


                      PENSION PLANS TABLE
Annualized
 Average
Years of Service
Final Pay         10             15              20              25             30

$  100,000     $13,279.50     $19,919.25      $26,559.00     $33,198.75     $ 39,838.50
   250,000      35,779.50      53,669.25       71,559.00      89,448.75      107,338.50
   500,000      73,279.50     109,919.25      146,559.00     183,198.75      219,838.50
   750,000     110,579.50     166,169.25      221,559.00     276,948.75      332,338.50
 1,000,000     148,279.50     222,419.25      296,559.00     370,698.75      444,838.50
 1,250,000     185,779.50     278,669.25      371,559.00     464,448.75      557,338.50


     Monthly benefits under the Pension Plan upon normal retirement (age 65) are based upon an employee's average final pay and years of service, and are reduced by 1.25% of the employee's PIA times the number of years of such employee's service. Average final pay is the average of the 60 highest consecutive months' compensation during the 120 months prior to retirement. Pay includes all earnings and a portion of sales incentive payments, management incentive payments and executive incentive payments, but does not include earnings in connection with foreign service, the value of a company car, separation or other special allowances and commissions. Additional provisions for early retirement are included.

     At September 30, 1994, the credited years of service (including certain prior service with ITT Corporation, from whom the Company was acquired in 1986) and the 1994 annual covered compensation for purposes of the Pension Plan and the Excess Benefit Plan of the five executive officers of the Company named in the Summary Compensation Table were as follows:

                                               Covered
                          Years of Service   Compensation

          Mr. Seitz      18 years  9 months    $587,965
          Mr. Host        2 years  10 months   $501,650
          Mr. Stahl      18 years  9 months    $264,733
          Mr. Yeager     25 years  1 month     $324,000
          Mr. McKinney    2 years   4 months   $291,667


     Effective October 1, 1993, the Company also established the Excess Benefit Plan which provides additional benefits to participants in the Pension Plan whose benefits are reduced by limitations imposed under Sections 415 and 401(a)(17) of the Code. Under the Excess Benefit Plan, executive officers and certain key employees will receive, at the same time and in the same form as benefits paid under the Pension Plan, additional monthly benefits in an amount which, when added to the benefits paid to the participant under the Pension Plan, will equal the benefit amount such participant would have earned but for the limitations imposed by the Code to the extent such limitations apply.










                             Page 28
Compensation of Directors

     Each director of the Company, other than any director employed by the Company, receives a $25,000 annual retainer for Board and committee meetings plus all reasonable travel and other expenses of attending such meetings.

     Directors, other than those employed by the Company (the "Nonemployee Directors"), receive an annual grant on the first business day following the date of each annual meeting of stockholders (commencing with the 1994 Annual Meeting) of options to purchase 4,000 Common Shares at an exercise price equal to the fair market value on the date of the grant. In addition, on November 11, 1992, each of the Nonemployee Directors of the Company on that date (Messrs. Beard, Chamberlin, Flannery and Sherman and Henry O. Timnick (who is no longer a director of the Company)) was granted options to purchase 4,000 Common Shares at an exercise price of $16.25. Options granted to Nonemployee Directors become exercisable six months after the date of grant and remain exercisable until the earlier to occur of (I) the tenth anniversary of the date of grant or (ii) the first anniversary of the date the Nonemployee Director ceases to be a member of the Company's Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT.

     The following table furnishes certain information as of December 28, 1994 (except as otherwise noted), as to the Common Shares beneficially owned by each of the directors of the Company, by each of the executive officers of the Company named in the Summary Compensation Table and by all directors and executive officers of the Company as a group, and, to the Company's knowledge, by the only persons beneficially owning more than 5% of the outstanding Common Shares.


               Amount and Nature of Beneficial Ownership(1)

                                            Common Shares Which
                                             Can be Acquired
Name of Beneficial                           Upon Exercise of
Owner or Number of           Common Shares  Options Exercisable                     Percent
Persons in Group            Presently Held     Within 60 Days            Total     of Class(2)


Government of Singapore      1,135,500(3)           0                1,135,500(3)     6.08%(3)
  Investment Corporation
  Pte Ltd
250 North Bridge Road
#33-00 Raffles City Tower
Singapore 0607

James B Beard                   16,727            8,000                 24,727           (4)

John S. Chamberlin              22,727            8,000                 30,727           (4)

Joseph P. Flannery              25,454            8,000                 33,454           (4)

Theodore J. Host(5)             45,454(6)       216,222                261,676         2.05%

Karen Gordon Mills                0                0                       0             (4)

Tadd C. Seitz(5)               462,454          127,389                589,843         3.16%

Donald A. Sherman               22,727            8,000                 30,727           (4)

John M. Sullivan                 1,000            4,000                  5,000           (4)

L. Jack Van Fossen               1,200            4,000                  5,200           (4)

J. Blaine McKinney(5)            1,100           40,666                 41,766           (4)

Richard B. Stahl(5)             77,545(7)        21,890                 99,435           (4)

Paul D. Yeager(5)              140,885(8)        27,538                168,423           (4)

All directors and
executive officers
as a group (18 persons)      1,244,123(9)       473,705              1,717,828          9.20%



(1) Unless otherwise indicated, the beneficial owner has sole voting and investment power as to all of the Common Shares reflected in the table.

(2) The percent of class is based upon the sum of 18,667,064 Common Shares outstanding on November 30, 1994, and the number of Common Shares as to which the named person has the right to acquire beneficial ownership upon the exercise of options exercisable within 60 days of September 30, 1994.

(3)  Based on information contained in Amendment No. 1 to a
     Schedule 13D dated October 18, 1994 filed with the Securities and Exchange Commission, Government of Singapore Investment Corporation Pte Ltd, an agency of the Singapore government and an investment manager, shares voting and investment power with respect to 803,000 Common Shares with the Government of Singapore, shares voting and investment power with respect to 303,500 Common Shares with the Monetary Authority of Singapore and shares voting and investment power with respect to 29,000 Common Shares with the Board of Commissioners of Currency, Singapore.

(4)  Represents ownership of less than 1% of the outstanding
     Common Shares of the Company.

(5)  Executive officer of the Company named in the Summary
     Compensation Table.

(6) Includes 45,454 Common Shares which were issued to Mr. Host at the time of his employment by the Company and which are pledged to Bank One, N.A.

(7) Includes 25,000 Common Shares held in the Richard B. Stahl and Nancy E. Stahl 1992 Charitable Remainder Trust. In his capacity as trustee of said Trust, Mr. Stahl exercises sole voting and investment power with respect to such Common Shares. Also includes 1,000 Common Shares held by the son of Mr. Stahl who shares his home.

(8) Includes 100 Common Shares held by each of Mr. Yeager's wife and his two daughters who share his home.

(9)  See Notes (6), (7) and (8) above.  Also includes Common
     Shares held by the respective spouses of executive officers of the Company and by their children who reside with them.




Page 30
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN TRANSACTIONS

     The Company entered into an Employment Agreement with Mr. Host effective October 1991 providing for his continued employment as President and Chief Operating Officer of the Company until December 1996 at an annual base salary of at least $270,000 per year, plus incentive bonus under The Scotts Company Executive Incentive Plan. If Mr. Host's employment is terminated for specified reasons, the Employment Agreement provides that he will receive, subject to certain limitations, his full base salary which would have been paid until the first anniversary of his date of termination.

     In connection with the entering into of his Employment Agreement, Mr. Host received a signing bonus of $250,000, and in January 1992, pursuant to such Agreement, purchased 45,454 Common Shares at a purchase price of $9.90 per share, and pursuant to a Stock Option Plan and Agreement dated as of January 9, 1992, was granted options, which vested one-third on the date of grant and one-third on each of the first and second anniversaries of his date of employment, to purchase 136,364 Common Shares at a purchase price of $9.90 per share.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K.

(a)  Documents Filed as Part of this Report

  1 & 2.  Financial Statements and Financial Statement Schedules:

       The response to this portion of Item 14 is submitted as a
separate section of this      Annual Report on Form 10-K.
Reference is made to "Index to Consolidated Financial  Statements and Financial Statement Schedules "beginning at Page F-1 (page __
as     sequentially numbered).

  3.   Exhibits:

       Exhibits filed with this Annual Report on Form 10-K are
attached hereto.  For a list of    such exhibits, see "Index to
Exhibits" beginning at page E-1 (page ___ as sequentially numbered). The following table provides certain information
containing executive     compensation plans and arrangements
required to be filed as exhibits to this Annual   Report on Form
10-K.

          Executive Compensation Plans and Arrangements

        Exhibit    Description         Location
          No.

         10(a)  The Scotts      Pages 134 through 190
                Company
                Employees'
                Pension Plan

         10(b)  Second          Pages 191 through 232
                Restatement of
                The Scotts
                Company Profit
                Sharing and
                Savings Plan

                          Page 31

         10(e)  Employment      Incorporated herein
                Agreement,      by reference to
                dated as of     Scotts Delaware's
                October 21,     Annual Report on
                1991 between    Form 10-K for the
                OMS and         fiscal year ended
                Theodore J.     September 30, 1993
                Host            (File No. 0-19768)
                                [Exhibit 10(g)]

         10(f)  Stock Option    Pages 233 through 249
                Plan and
                Agreement,
                dated as of
                January 9,
                1992 between
                Scotts
                Delaware and
                Theodore J.
                Host

         10(g)  The O.M. Scott  Incorporated herein
                & Sons Company  by reference to
                Excess Benefit  Scotts Delaware's
                Plan            Annual Report on
                                Form 10-K for the
                                fiscal year ended
                                September 30, 1993
                                (File No. 0-19768)
                                [Exhibit 10(g)]

         10(l)  The Scotts      Incorporated herein
                Company 1992    by reference to
                Long Term       Scotts Delaware's
                Incentive Plan  Registration
                                Statement on Form S-
                                8 filed on March
                                26, 1993
                                (Registration No.
                                33-60056) [Exhibit
                                4(f)]

         10(i)  O. M. Scott &   Pages 250 through 254
                Sons Company
                1994 Executive
                Annual
                Incentive Plan

(b)  Reports on Form 8-K

  Scotts Ohio electronically filed a Current Report on Form 8-K with the Securities and Exchange Commission on September 30, 1994 to report the following: 1) the September 20, 1994 merger of Scotts Delaware into Scotts Ohio; 2) the conversion of each share of Class A Common Stock, $.01 par value of Scotts Delaware into one common share, without par value, of Scotts Ohio; and 3) the September 30, 1994 merger of OMS into Scotts Ohio.

(c)  Exhibits

  See Item 14(a) (3) above.

(d)  Financial Statement Schedules

  The response to this portion of Item 14 is submitted as a separate section of this Annual Report on Form 10-K. Reference is made to "Index to Consolidated Financial Statements and
Financial      Statement Schedules" beginning at page F-1 (page
___ as sequentially numbered).


                             Page 32
SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE SCOTTS COMPANY



Dated December 13, 1994                 By  s/s     Tadd C.
Seitz
                                            Tadd C. Seitz

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

      Signature                 Title                Date

s/s      James B Beard          Director               December 13, 1994
         James B Beard

s/s      John S. Chamberlin     Director               December 13, 1994
         John S. Chamberlin

s/s      Joseph P. Flannery     Director               December 13, 1994
         Joseph P. Flannery

s/s      Theodore J. Host       Director/President     December 13, 1994
         Theodore J. Host       Operating Officer

s/s      Karen Gordon Mills     Director               December 13, 1994
         Karen Gordon Mills

s/s      Tadd C. Seitz         Chairman/Chief          December 13, 1994
                               Executive
         Tadd C. Seitz         Officer and
                               Director

s/s      Donald A. Sherman     Director               December 13, 1994
         Donald A. Sherman

s/s      John M. Sullivan      Director               December 13, 1994
         John M. Sullivan

s/s      L. Jack Van Fossen    Director               December 13, 1994
         L. Jack Van Fossen

s/s      Paul D. Yeager        Executive Vice         December 13, 1994
                               President/
         Paul D. Yeager        Chief Financial
                               Officer/
                               Principal
                               Accounting Officer





                                  Page 33





                            THE SCOTTS COMPANY

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     AND FINANCIAL STATEMENT SCHEDULES

                            (Items 8 and 14(a))



                                                 Form 10-K
                                                   Annual
                                                   Report

Data submitted herewith:

    Consolidated Financial Statements of The Scotts Company and
Subsidiaries:

   Report of Independent Accountants                F-2

   Consolidated Statements of Income for the
   years ended                                      F-3
       September 30, 1992, 1993 and 1994

   Consolidated Statements of Cash Flows for
   the years ended                                  F-4
       September 30, 1992, 1993 and 1994

   Consolidated Balance Sheets at                   F-5
   September 30, 1993 and 1994

   Consolidated Statements of Changes in
   Shareholders' Equity                             F-6
       (Deficit) for the years ended
   September 30, 1992, 1993 and 1994

   Notes to Consolidated Financial Statements     F-7 - 23

Schedules Supporting the Consolidated Financial Statements:

   Report of Independent Accountants on             F-24
   Financial Statement Schedules

   V - Property, Plant and Equipment             F-25 - 27

   VI - Accumulated Depreciation and
   Amortization of                               F-28 - 30
             Property, Plant and Equipment

   VIII - Valuation and Qualifying Accounts      F-31 - 33

   IX - Short-term Borrowings                    F-34 - 36

   X - Supplementary Income Statement               F-37
   Information

Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.




                     REPORT OF INDEPENDENT ACCOUNTANTS






To the Shareholders and Board of
    Directors of The Scotts Company


We have audited the accompanying consolidated balance sheets of The Scotts Company and Subsidiaries as of September 30, 1993 and 1994, and the related consolidated statements of income, cash flows and changes in shareholders' equity (deficit) for each of the three years in the period ended
September 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Scotts Company and Subsidiaries as of September 30, 1993 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles.

As discussed in Notes 3 and 6 to the consolidated financial statements, effective the beginning of fiscal 1993 the Company changed its method of accounting for postretirement benefits other than pensions and income taxes.



Coopers & Lybrand L. L. P.
Columbus, Ohio

November 14, 1994



THE SCOTTS COMPANY AND SUBSIDIARIES
 Consolidated Statements of Income
 for the years ended September 30,
        1992, 1993 and 1994
  (in thousands except per share
             amounts)


                                         1992       1993      1994



Net sales                              $413,558     $466,043     $606,339
Cost of sales                           213,133      244,218      319,730

Gross profit                            200,425      221,825      286,609

Marketing                                66,245       74,579      100,106
Distribution                             61,051       67,377       84,407
General and administrative               24,759       27,688       30,189
Research and development                  6,205        7,700       10,352
Other expenses, net                          20          660        2,283

Income from operations                   42,145       43,821       59,272

Interest expense                         15,942        8,454       17,450

Income before taxes, extraordinary
   items and
   cumulative effect of                  26,203       35,367       41,822
   accounting changes

Income taxes                             11,124       14,320       17,947

Income before extraordinary items
   and cumulative effect of accounting   15,079       21,047       23,875
   changes

Extraordinary Items:
    Loss on early extinguishment of     (4,186)         -            (992)
    debt, net of tax
    Utilization of net operating         4,699          -
      loss carryforwards
Cumulative effect of changes in
   accounting for
   postretirement benefits, net of     -             (13,157)       -
   tax and income taxes

Net income                             $15,592       $7,890       $22,883

Net income per common share:
    Income before extraordinary
    items and cumulative effect of     $   .84       $ 1.07       $  1.27
       accounting changes
    Extraordinary items:
       Loss on early
    extinguishment of debt, net of tax   (.23)                       (.05)
    Utilization of net
      operating loss carryforwards        .26
    Cumulative effect of changes in
      accounting for
      postretirement benefits,
      net of tax and
      income taxes                         -                    -
                                                       (.67)

    Net income                          $ .87        $ .40        $ 1.22

Weighted average common shares
   outstanding
   during the period                     18,014       19,687       18,785



See Notes to Consolidated Financial
Statements.



THE SCOTTS COMPANY AND SUBSIDIARIES
  Consolidated Statements of Cash
               Flows
 for the years ended September 30,
        1992, 1993 and 1994



                                         1992      1993       1994
CASH FLOWS FROM OPERATING
ACTIVITIES


Net income                              $15,592     7,890     22,883
Adjustments to reconcile net
   income to net
   cash provided by operating
   activities:
            Depreciation                10,206    12,278     13,375
            Amortization                 5,642     5,866      8,562
              Extraordinary loss on      4,186                  992
       early extinguishment of debt
               Cumulative effect of
           change in accounting for
                postretirement benefits           24,280
            Postretirement benefits        -       2,366        368
            Deferred income taxes        1,588   (12,740)     5,378
            Loss on sale of                392        94         29
              equipment
            Provision for losses on        990     1,409        422
                accounts receivable
            Other                          204       748        234
            Changes in assets and
              liabilities:
                Accounts receivable     (5,476)  (10,002)   (32,294)
                Inventories             (3,291   (11,147)   (10,406)
                Prepaid and other        (268)     (393)     (2,065)
                current assets
                Accounts payable         (654)    (2,390)     6,400
                Accrued liabilities    (5,351)     1,630      6,220
                Other assets and         3,682     4,784    (10,231)
                   liabilities
                   Net cash             27,442    24,673      9,867
                     provided by operating activities

CASH FLOWS FROM INVESTING
ACTIVITIES
    Investment in plant and             (19,896)    (15,158)     (33,402)
      equipment
    Acquisitions, net of cash              -        (16,366)    (117,107)
       acquired
    Proceeds from sale of equipment         131         194          384
                      Net cash used     (19,765)    (31,330)    (150,125)
            in investing activities

CASH FLOWS FROM FINANCING
ACTIVITIES
    Borrowings under term debt              -        70,000       289,215
    Payments on term and other debt     (58,307)       (640)     (166,844)
    Net (payments) borrowings under     (36,500)    (18,238)       30,500
                   revolving credit
    Net borrowings (payments) under         349        (953)        1,211
                bank line of credit
    Redemption of senior                (53,223)         -              -
       subordinated notes
    Redemption of subordinated          (21,132)         -              -
       debentures
    Deferred financing cost              (1,117)       (628)       (5,139)
      incurred
      Net proceeds from issuance of     160,237          -             -
               Class A Common Stock
     Issuance (purchase) of Class A        -        (41,441)          160
                       Common Stock
                     Net cash (used      (9,693)      8,100       149,103
          in) provided by financing
                         activities

Effect of exchange rate changes on         -            -            (473)
   cash

Net (decrease) increase in cash          (2,016)      1,443         8,372
Cash, beginning of period                 2,896         880         2,323
Cash, end of period                      $  880      $2,323       $10,695

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest (net of amount              $16,240     $6,169       $10,965
      capitalized)
    Income taxes paid                      1,189     11,500        20,144
    Businesses  acquired:
        Fair value of assets                         23,799        143,52
           acquired
        Liabilities assumed                          (7,433)      (26,413)
        Net cash paid for                            16,366        117,107
          acquisition




See Notes to Consolidated Financial
Statements




    THE SCOTTS COMPANY AND SUBSIDIARIES
        Consolidated Balance Sheets
        September 30, 1993 and 1994
               (in thousands)

                   ASSETS


                                                   1993       1994

Current Assets:
   Cash                                          $ 2,323    $ 10,695
    Accounts receivable, less allowance of        60,848     115,772
           $2,511 in 1993 and $2,933 in 1994
    Inventories                                   76,654     106,636
    Prepaid and other assets                      13,552      17,151
        Total current assets
                                                 153,377     250,254

Property, plant and equipment, net                98,791     140,105
Patents and other intangibles, net                23,502      28,880
Goodwill                                          41,340     104,578
Other assets                                       4,580       4,767

        Total Assets
                                                $321,590    $528,584


    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Revolving credit line                        $   705    $23,416
    Current portion of term debt                   5,444      3,755
    Accounts payable                              28,279     42,914
    Accrued liabilities                           21,170     35,220
    Accrued taxes                                  9,253      4,383
        Total current liabilities                 64,851    109,688

Long-term debt, less current portion              87,080    220,130
Postretirement benefits other than pensions       26,646     27,014
Other liabilities                                             3,592
                                                       -

        Total Liabilities                        178,577    360,424

Commitments and Contingencies

Shareholders' Equity:
    Preferred stock $.01 for value in 1993
    Common stock, $.01 par value,
       Issued 21,073 shares in 1993
        no par value, Issued 21,082 shares
          in 1994                                    211        211
    Capital in excess of par value               193,263    193,661
    Retained earnings (deficit)                   (9,008)    13,875
    Cumulative translation gain (loss)              (12)      2,065
    Treasury stock 2,415 shares in 1993 and      (41,441)   (41,441)
     1994, at cost
        Total Shareholders' Equity               143,013    168,160

        Total Liabilities and Shareholders'     $321,590   $528,584
           Equity



See Notes to Consolidated Financial
Statements



  THE SCOTTS
 COMPANY AND
 SUBSIDIARIES
 Consolidated
Statements of
  Changes in
Shareholders'
    Equity
  (Deficit)
for the years
    ended
September 30,
1992, 1993 and
     1994

(in thousands)


                               Capital in    Retained                   Cumulative       Total
                 Common Shares  excess of    Earnings   Treasury Stock  Translation    Shareholders
                 Shares Amount  Par Value    (Deficit)  Shares  Amount  Gain (Loss)  Equity (Deficit)


      Balance,   9,617   $96    $18,083      ($27,720)   117    ($420)                   ($9,961)
 September 30,
          1991

Adjustment for
    redeemable
    common       2,162    22      9,826                                                    9,848
    stock

Issuance of
   common stock
   held in                          310                 (112)    407                         717
   treasury

Exchange of
   warrants for
   common        325      3       4,754        (4,770)    (5)     13                          -
   stock

Issuance of    8,969     90     159,430                                                  159,520
  common stock

Net income                                     15,592                                     15,592

Amortization
   of unearned
   compensation                     24                                                        24

Options                            177                                                       177
   outstanding

Foreign
   currency
   translation
   adjustment                                                                       $12       12

Balance,             21,073   211    192,604  (16,898)                               12  175,929
 September 30,
   1992

Net income                                      7,890                                      7,890

Amortization
   of unearned
   compensation                           24                                                  24

Options outstanding                      635                                                 635

Foreign currency translation
   adjustment                                                                      (24)      (24)

Purchase of                                             (2,415)  (41,441)                (41,441)
   common stock

Balance,               21,073   211  193,263  (9,008) (2,415)  (41,441)            (12)  143,013
 September 30,
          1993

Net income                                    22,883                                      22,883

Foreign
  currency
   translation
   adjustment                                                                     2,077    2,077

Amortization
of unearned
compensation                             27                                                   27

   Issuance of            9             160                                                  160
 common shares

      Balance,       21,082  $211  $193,450  $13,875 (2,415)  ($41,441)          $2,065  $168,16
 September 30,
          1994












 See Notes to
 Consolidated
  Financial
  Statements




     F-6
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Basis of Presentation

  On September 20, 1994, the shareholders voted to reincorporate The Scotts Company from Delaware to Ohio. As a result of the reincorporation, The Scotts Company, a Delaware corporation merged into The Scotts Company, an Ohio corporation ("Scotts Ohio").  Immediately following the consummation of the merger, the O. M. Scott & Sons Company was merged into
  Scotts Ohio.   Scotts Ohio and its wholly-owned subsidiaries,  Hyponex
  Corporation  ("Hyponex"), Republic Tool and Manufacturing Corp.
  ("Republic") and Scott-Sierra Horticultural Products Company ("Sierra"), (collectively, the "Company"), is engaged in the manufacture and sale of lawn care and garden products. All material intercompany transactions have been eliminated.

  Shareholders' equity, shares outstanding and per share amounts for all periods have been adjusted for the January 1992 reverse stock split, in which every 2.2 shares of old Class A Common Stock were exchanged for one share of new Class A Common Stock.

  Inventories

  Inventories are principally stated at the lower of cost or market, determined by the FIFO method; certain inventories of Hyponex and Sierra (primarily organic products) are accounted for by the LIFO method. At September 30, 1993 and 1994, approximately 24% and 31% of inventories, respectively, are valued at the lower of LIFO cost or market. Inventories include the cost of raw materials, labor and manufacturing overhead.

  The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value. Inventories as of September 30, 1993 and 1994, net of such provisions, consisted of:

     (in thousands)            1993            1994

     Finished Goods       $  44,735       $   55,102
     Raw Materials           31,905           52,639
     FIFO Cost               76,640          107,741

     LIFO Reserve                14           (1,105)

                          $  76,654        $ 106,636

  Advertising and Consumer Guarantee

  The Company has a cooperative advertising program with customer dealers whereby the Company reimburses dealers for the qualifying portion of dealer advertising costs. Such advertising allowances are based on the timing of dealer orders and deliveries. The Company provides for the cost of this program in the period the sales to dealers are recorded. All other advertising costs are expensed as incurred.

  The Company accrues amounts for product non-performance claims by consumers under the Company's product guarantee program. The provision is determined by applying an experience rate to sales in the period the related products are shipped to dealers.





                                    F-7
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  Property, Plant and Equipment

  Property, plant and equipment, including significant improvements, are stated at cost. Expenditures for maintenance and repairs are charged to operating expenses as incurred. When properties are retired, or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts.

  Depletion of applicable land is computed on the units-of-production method. Depreciation of other property, plant and equipment is provided on the straight-line method and is based on the estimated useful economic lives of the assets as follows:

            Land improvements             10-25 years
            Buildings                10-40 years
            Machinery and equipment         3-15 years
            Furniture and fixtures               6-10 years

  Property, plant and equipment at cost at September 30, 1993 and 1994 consisted of the following:

  (in thousands)

                               1993            1994

     Land and             $19,817       $   21,856
     improvements
     Buildings             36,300           41,313
     Machinery and         87,250          111,639
     equipment
     Furniture and          5,952            8,861
     fixtures
     Construction in        4,687           24,340
     progress
                          154,006          208,009
     Less accumulated      55,215           67,904
     depreciation
                         $ 98,791        $140,105

Property subject to capital leases in the amount of $1,484,000 and $1,270,000 (net of accumulated amortization of $1,560,000 in 1993 and $2,303,000 in 1994) has been included in machinery and equipment at September 30, 1993 and 1994, respectively.

  The Company capitalized interest costs of $380,000 in fiscal 1992 and $321,000 in fiscal 1994 as part of the cost of major asset construction projects.

  Research and Development

  Significant costs are incurred each year in connection with research and development programs that are expected to contribute operating profits in future years. All costs associated with research and development are charged to expense as incurred.

  Intangible Assets

  Goodwill arising from business acquisitions is amortized over 40 years
  on the straight-line basis.   Other intangible assets consist primarily
  of patents and are being amortized on a straight-line basis over periods varying from 7 to 24 years. Accumulated amortization at September 30, 1993 and 1994 was $33,876,000 and $42,438,000 respectively.



                                    F-8
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  Company Management periodically assesses the recoverability of goodwill, patents and other intangible assets by determining whether the amortization of such assets over the remaining lives can be recovered through projected undiscounted net cash flows generated by such assets.

  Other Assets

  Included in other assets are debt issuance costs which are being amortized over the terms of the various agreements and organization costs which are being amortized over five years. During the year ended September 30, 1994, the Company incurred $5.1 million of debt issuance costs related to the issuance of Term Debt and Senior Subordinated Notes and recognized an extraordinary charge of $1.7 million before taxes in unamortized debt issuance costs in connection with certain debt prepayments.

  Foreign Currency

  All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated into United States dollar equivalents at year-end exchange rates. Translation gains and losses are accumulated as a separate component of shareholders' equity. Income and expense items are translated at average monthly exchange rates. Cumulative foreign currency translation gain (loss) were ($12,000) and $2,065,000 as of September 30, 1993 and 1994, respectively. Foreign currency transaction gains and losses are included in determining net income. In fiscal 1992, 1993 and 1994, the Company recorded foreign currency transaction losses in other expenses of $324,000, $196,000 and $491,000, respectively.

  Income Taxes

  Effective October 1, 1992, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of the assets and liabilities using enacted tax rates.

  U.S. federal and state income taxes and foreign taxes are provided currently on the undistributed earnings of foreign subsidiaries, giving recognition to current tax rates and applicable foreign tax credits.

  Prior to fiscal 1993, the Company's deferred income tax provision was based on differences between financial reporting and taxable income.

  Reclassifications

  Certain reclassifications have been made to the prior years' financial statements to conform to fiscal 1994 classifications.










                                    F-9
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.ACQUISITIONS

  Republic

  Effective November 19, 1992, the Company acquired Republic headquartered in Carlsbad, California. Republic designs, develops, manufactures and markets lawn and garden equipment with the substantial majority of its revenue derived from the sale of its products to mass merchandisers, home centers and garden outlets in the United. States. The purchase price of approximately $16,366,000 was financed under the Company's revolving credit agreement.

  The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated among the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired ("goodwill") of approximately $6,400,000 is being amortized on a straight-line basis over 40 years.

  Republic's results of operations have been included in the Company's Consolidated Statement of Income since November 19, 1992. As such, the Company's fiscal 1993 pro forma results of operations are not materially different from actual results and are therefore not presented.

  Sierra

  Effective December 16, 1993, the Company completed the acquisition of Grace-Sierra Horticultural Products Company (all further references to Grace-Sierra, now known as Scott-Sierra Horticultural Products Company, will be made as "Sierra") for an aggregate purchase price of approximately $121,221,000, including transaction costs of $1,221,000. Additionally the Company incurred $2,261,000 of deferred financing fees related to its financing of the acquisition. Sierra is a leading international manufacturer and marketer of specialty fertilizers and related products for the nursery, greenhouse, golf course and consumer markets. Sierra manufactures controlled-release fertilizers in the United States and the Netherlands, as well as water-soluble fertilizers and specialty organics in the United States. Approximately one-quarter of Sierra's net sales are derived from European and other international markets; approximately one-quarter of Sierra's assets are internationally based. The purchase price was financed under an amendment to the Company's Credit Agreement, whereby term debt commitments available thereunder were increased to $195,000,000.

  The acquisition was accounted for using the purchase method.
  Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired ("goodwill") of approximately $65,755,000 is being amortized on a straight-line basis over 40 years. Sierra results of operations have been included in the Consolidated Statements of Income from the acquisition date.









                                   F-10
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  The following represents pro forma results of operations assuming the Sierra acquisition had occurred effective October 1, 1992 after giving effect to certain related adjustments, including depreciation and amortization on tangible and intangible assets, and interest and expenses on acquisition debt.


                                       Year Ended
                                (in thousands, except per
                                     share amounts)
                                       (unaudited)

                                September 30   September 30,
                                   1993             1994

    [S]                        [C]          [C]

    Net sales                  $  585,318   $  627,165

    Income before
    extraordinary items and    $   20,274  $    23,768
      cumulative effect of
    accounting changes

    Net income                 $    7,117  $    22,776

    Income per common share
      before extraordinary items and
      cumulative effect of
      accounting changes       $     1.03  $      1.27
    Net income per common      $      .36  $      1.22
      share

  The pro forma information provided does not purport to be indicative of actual results of operations if the Sierra acquisition had occurred as of October 1, 1992, and is not intended to be indicative of future results or trends.

3.ASSOCIATE BENEFITS

  Both Scotts Ohio and Sierra have defined benefit pension plans covering substantially all full-time associates who have completed one year of eligible service and reached the age of 21. The benefits under these plans are based on years of service and the associates' average final compensation for the Scotts Ohio plan and for Sierra salaried employees and stated amounts for Sierra hourly employees. The Company's funding policy, consistent with statutory requirements and tax considerations, is based on actuarial computations using the Projected Unit Credit method.



                                   F-11
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  The following table sets forth the plans' funded status and the related amounts recognized in the consolidated balance sheets.

  (in thousands)                         September 30,

                                       1993           1994
  Actuarial present value of
  benefit obligations:
      Accumulated benefit
  obligation:
          Vested benefits         $  (28,904)     $  (29,768)
          Nonvested benefits          (1,875)         (5,093)
      Additional obligation for
       projected                      (5,530)         (5,919)
          compensation increases
  Projected benefit obligation
  for service                        (36,309)        (40,780)
      rendered to date
  Plan assets at fair value,
  primarily corporate                 33,214          38,901
      bonds, U.S. bonds and cash
  equivalents
  Plan assets less than
  projected benefit                   (3,095)         (1,879)
      obligations
  Unrecognized net asset being
     amortized                          (626)           (234)
      over 11 1/2 years
  Unrecognized net loss                4,609           4,137

      Prepaid pension costs       $      888     $     2,024

  Pension cost includes the following components:

                                          Year Ended September
                                          30,
  (in thousands)             1992        1993         1994

  Service cost            $   1,571   $   1,571    $   1,685
  Interest cost               2,438       2,628        2,968
  Actual return on plan      (2,602)     (2,774)      (3,092)
  assets
  Net amortization and         (133)        (18)         (53)
  deferral

      Net pension cost    $   1,274   $   1,407    $   1,508

  The weighted average settlement rate used in determining the actuarial present value of the projected benefit obligation was 9%, 8% and 8% as of September 30, 1992, 1993 and 1994, respectively. Future compensation is assumed to increase 5% annually for fiscal 1992, and 4% annually for fiscal 1993 and 1994. The expected long-term rate of return on plan assets was 10% in fiscal 1992, and 9% in fiscal 1993 and 1994.

  The Company provides comprehensive major medical benefits to some of its retired associates and their dependents. Substantially all of the Company's associates become eligible for these benefits if they retire at age 55 or older with more than ten years of service. The plan requires certain minimum contributions from retired associates and includes provisions to limit the overall cost increases the Company is required to cover. The Company funds its portion of retiree medical benefits on a pay-as-you-go basis.






                                   F-12
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  Effective October 1, 1992, the Company changed its method of accounting for postretirement benefit costs other than pensions by adopting SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company elected to immediately recognize the cumulative effect of the change in accounting which resulted in a charge of $14,932,000, net of income taxes of $9,348,000, or $.76 per share. In addition to the cumulative effect, the Company's retiree medical costs applying the new accounting method increased $1,437,000, net of income taxes of $929,000, or $.07 per share, during fiscal 1993 as a result of the change in accounting. Prior to October 1, 1993, the Company effected several changes in plan provisions, primiarily related to current and ultimate levels of retiree and dependent contributions.. Current retirees will be entitled to benefits existing prior to these plan changes. These plan changes resulted in a reduction in unrecognized prior service cost, which is being amortized over future years.

  Net periodic postretirement benefit costs for fiscal 1993 and 1994 included the following components:
                                       1993           1994
  (in thousands)

  Service cost - benefits
  attributed to associate         $      930      $      419
      service during the year
  Interest cost on accumulated
  postretirement                       2,038           1,276
      benefit obligation
  Amortization of prior service
  costs and gains
      from changes in                                   (921)
  assumptions
      Net periodic                $   2,968       $      774
  postretirement benefit cost

  The following table sets forth the retiree medical plan status reconciled to the amount included in the consolidated balance sheet as of September 30, 1993 and 1994.

                                       1993           1994
  (in thousands)

  Accumulated postretirement
  benefit obligation:
      Retirees                    $   6,738       $   7,136
      Fully eligible active plan        314             437
  participants
      Other active plan               8,305           8,789
  participants
  Total accumulated
  postretirement                     15,357          16,362
      benefit obligation
  Unrecognized prior service          9,494           8,590
  cost
  Unrecognized gains from
  changes                             1,795           2,062
      in assumptions

  Accrued postretirement benefit   $ 26,646        $ 27,014
     cost

  The discount rate used in determining the accumulated postretirement benefit obligation was 8.5%. For measurement purposes, a 14% annual rate of increase in per capita cost of covered retiree medical benefits was assumed for fiscal 1994; the rate was assumed to decrease gradually to 5.5% through the year 2051 and remain at that level thereafter. A 1% increase in the health care cost trend rate assumptions would increase the accumulated postretirement benefit obligation as of September 30, 1993 and 1994 by $875,000 and $957,000, respectively.





                                   F-13
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  Both Scotts Ohio and Hyponex have defined contribution profit sharing plans. Both plans provide for associates to become participants following one year of service. The Hyponex plan also requires associates to have reached the age of 21 for participation. The plans provide for annual contributions which are entirely at the discretion of the Board of Directors.

  Contributions are allocated among the participants employed as of the last day of the calendar year, based upon participants' earnings. Each participant's share of the annual contributions vest according to the provisions of the plans. The Company has provided a profit sharing provision for the plans of $1,750,000, $1,993,000 and $2,097,000 for fiscal 1992, 1993 and 1994, respectively. The Company's policy is to deposit the contributions with the trustee in the following year.

  Sierra has a savings and investment plan ("401K Plan") for certain salaried U.S. employees. Participants may make voluntary contributions to the plan between 2% and 16% of their compensation. Sierra contributes the lesser of 50% of each participant's contribution or 3% of each participant's compensation. Sierra's contribution for 1994 was $99,000.

  The Company is self-insured for certain health benefits up to $125,000 per occurrence per individual. The cost of such benefits is recognized as expense in the period the claim occurred. This cost was $6,439,000, $6,662,000 and $6,177,000 in 1992, 1993 and 1994, respectively. The
  Company is self-insured for State of Ohio workers compensation up to $500,000 per claim. The cost for workers compensation was $127,000, $268,000 and $297,000 in 1992, 1993 and 1994, respectively. Claims in excess of stated limits of liability and claims for workers compensation outside of the State of Ohio are insured with commercial carriers. The Company had an accrued vacation liability of $3,612,000 and $4,903,000 at September 30, 1993 and 1994, respectively.

  In November 1992, the Financial Accounting Standards Board issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits", which changes the prevalent method of accounting for benefits provided after employment but before retirement. The Company is required to adopt SFAS No. 112 no later than the first quarter of fiscal 1995. Management has evaluated the provisions of SFAS No. 112. Since most of these benefits are already accounted for by the Company on an accrual method, the impact of this new standard is not expected to be significant.

4.LONG-TERM DEBT
  (in thousands)
                                       1993           1994

  Revolving credit line           $  21,705       $   53,416
  Senior Subordinated Notes $100
  million                             -               99,221
      face amount
  Term loan                          70,000           93,598
  Capital lease obligations and       1,524            1,066
  other
                                     93,229          247,301
  Less current portions               6,149           27,171

                                  $  87,080       $  220,130



                                   F-14
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  Maturities of term debt for the next five years are as follows:

                (in thousands)
                1995             $27,171
                1996              41,034
                1997              15,779
                1998              15,608
                1999 and         148,497
                thereafter

  On December 16, 1993, the Company entered into an amendment to the Third Amended and Restated Credit Agreement ("Agreement") with Chemical Bank and various participating banks to finance the Sierra acquisition. The amendment increased the term debt commitments available under the Credit Agreement to $195,000,000. The Credit Agreement continues to provide a revolving credit commitment of $150,000,000 through the scheduled maturity date of March 31, 1996. The facility contains a requirement limiting the maximum amount borrowed under the revolving credit commitment to $30,000,000 for a minimum of 30 consecutive days each fiscal year.

  For both term and revolving credit borrowings under the Agreement, the Company can elect to borrow domestic funds at the reference rate ("prime") of Chemical or Eurodollars at 1% in excess of the London Interbank Offered Rate ("LIBOR"). Interest on Chemical rate loans is payable quarterly and interest on Eurodollar loans is payable at three month intervals from the date of each Eurodollar contract. Applicable rates for Chemical and Eurodollar loans were 7.75% and 5.88% to 6.00%, respectively, at September 30, 1994. A commitment of 3/8 of 1% is charged on the average daily unused portion of the available commitment. An additional 1/4 of 1% is charged on the average daily aggregate principal amount of commercial paper obligations outstanding. Loans under the Agreement are collateralized by substantially all of the Company's tangible and intangible assets.

  The Agreement contains certain financial and operating covenants, the most restrictive of which requires the Company to maintain earnings before interest, taxes, profit sharing, certain depreciation charges and the effect of certain accounting changes, as defined, to meet specified requirements. The Company was in compliance with all required covenants at September 30, 1994.

  At September 30, 1994, the Company had available an unsecured $2,000,000 line of credit with a bank, which is renewable annually, of which $705,000 and $1,916,000 was outstanding at September 30, 1993 and 1994, respectively.

  On July 19, 1994, the Company issued $100,000,000 9 7/8% Senior Subordinated Notes. Net proceeds were $96,354,000, after original issue discount of $788,000 and expenses of $2,858,000. The Notes are subject to redemption, at the option of the Company, in whole or in part at any time on or after August 1, 1999 at a declining premium to par until 2001 and at par thereafter and are not subject to sinking fund requirements. The fair market value of the Senior Subordinated Notes, estimated based on the quoted market prices for same or similar issues is approximately $101,000,000 at September 30, 1994.


  The Company recorded extraordinary charges of $4,186,000, net of income taxes of $2,157,000, related to the early extinguishment of 13% Senior Subordinated Notes and 13.5% Subordinated Debentures in 1992 and $992,000, net of income taxes of $662,000 related to the early extinguishment of term loans in 1994.




                                   F-15
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.SHAREHOLDERS' EQUITY

       Stock
  (in thousands)
                               1993          1994

  Preferred stock $.01
  par value:
      Authorized           10,000 shares     None
      Issued                   None          None

  Common stock $.01 par value:
      Class A - voting:
          Authorized       35,000 shares     None
          Issued           21,074 shares     None

      Class B - non-voting:
          Authorized:      35,000 shares     None
          Issued:                 None       None

  Common shares, no par
  value
      Authorized                          35,000 shares
      Issued                              21,082 shares

  The Class A and Class B Common Stock were identical in all respects except for voting rights and the right of the holder of non-voting
  Class B stock to convert into an equal number of shares of voting
  Class A stock and the right of the holder of voting Class A stock to convert into an equal number of shares of non-voting Class B stock. In January 1992, every 2.2 shares of old Scotts Class A Common Stock were exchanged for one share of new Scotts Class A Common Stock ("Shares").
  On February 7, 1992, the Company closed the initial public offering of its Shares pursuant to which Scotts sold 8,968,750 newly issued Shares and certain non-management shareholders of Scotts sold an aggregate of 5,406,250 Shares. On September 20, 1994, as a result of the reincorporation, outstanding shares of Class A Common Stock were converted into an equal number of common shares, without par value, of Scotts Ohio. Additionally, the Class B Common Stock and preferred stock is no longer authorized. The Scotts Ohio Common Shares are listed on the NASDAQ National Market System under the symbol "SCTT".

  On February 23, 1993, the Company purchased all of the shares of Class A Common Stock held by a fund managed by Clayton, Dubilier & Rice, Inc.
  In aggregate, 2,414,895 shares of Class A Common Stock were purchased for approximately $41,441,000, including transaction costs. As a result of this transaction, 18,658,535 shares of Class A Common Stock and 18,667,064 Common Shares were outstanding as of September 30, 1993 and 1994, respectively.





                                   F-16
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




  On November 4, 1992, the Company adopted The Scotts Company 1992 Long Term Incentive Plan (the "Plan"). The Plan was accepted by the shareholders at Scotts' annual meeting on February 25, 1993. Under the Plan, stock options, stock appreciation rights and performance share awards may be granted to officers and other key employees of the Company. The Plan also provides for Board members, who are neither employees of the Company nor associated with Clayton, Dubilier & Rice, Inc., to receive stock options. The maximum number of shares of Common Shares that may be issued under the Plan is 1,700,000, plus the number of shares surrendered to exercise options (other than director options) granted under the Plan, up to a maximum of 1,000,000 surrendered shares.

  In addition, pursuant to various employment agreements, the Company granted 136,364 and 300,000 stock options in fiscal 1992 and 1993, respectively.

  Aggregate stock option activity consists of the following:

                                Year Ended September 30,
                              1992        1993        1994

  [S]                      [C]         [C]       [C]

  Options outstanding at   -           136,364     586,289
  October 1
  Options granted          136,364     449,925     942,354
  Options exercised        -             -          (8,529)
  Options canceled         -             -        (155,525)


  Options outstanding at   136,364     586,289   1,364,589
     September 30

  Options exercisable at    45,455      90,910     204,422
     September 30

  Option prices per share:
      Granted                $9.90     $16.25-     $17.25-
                                       $18.75      $19.375
      Exercised                                    $18.75

  During fiscal 1993 and 1994, 128,880 and 117,220, respectively, of performance share awards were granted. These awards entitle the grantee to receive shares or, at the grantees election, the equivalent value in cash or stock options, subject to stock ownership requirements. These awards are conditioned on the attainment of certain performance and other objectives established by the Compensation Committee of the Company's Board of Directors.

  Compensation for certain stock options results from the difference between the grant price and market price at the date of grant, and is recognized over the vesting period of the options. Compensation for performance share awards is initially measured at the grant date based upon the current market value of the common stock, with adjustments made quarterly for market price fluctuations. The Company recognized compensation expense for stock options and performance share awards of $177,000, $635,000 and $0 in fiscal 1992, 1993 and 1994, respectively.





                                   F-17
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  In October 1991, an officer of Scotts purchased 22,727 Shares and three other Scotts associates purchased an aggregate of 44,318 Shares at a purchase price of $3.98 per share. Pursuant to an employment agreement, an officer of Scotts purchased 45,454 Shares at a purchase price of $9.90 per share in January 1992. The Company has recognized $118,000 of unearned compensation equivalent to the difference between the fair market value and the purchase price of the Shares as a charge to capital in excess of par value. This unearned compensation is being amortized on a straight line basis over the period of the employment agreement.

  A significant portion of the price paid by certain officers and management associates is financed by a major bank. The Company has guaranteed the full and prompt payment of debt outstanding by management investors to purchase stock of approximately $1,729,000, $230,000 and $140,000 at September 30, 1992, 1993 and 1994, respectively.

  In connection with the 1988 acquisition of the lawn and garden business of Hyponex, the Company entered into a warrant purchase agreement with the prior majority shareholder of Hyponex. In January 1992, the warrants were exchanged for 330,000 Shares. The repurchase and retirement of the warrants was valued at the estimated value of the Shares at the date of the exchange less the original consideration received.

6.INCOME TAXES

  The Company adopted SFAS No. 109 effective October 1, 1992, resulting in a benefit of $1,775,000 being reported as a cumulative effect of accounting change in the fiscal 1993 Consolidated Statement of Income. Assets recorded in prior business combinations net-of-tax were adjusted to pre-tax amounts, resulting in recognition of $1,501,000 of deferred tax liabilities at the date of adoption. Prior to fiscal 1993 the Company accounted for income taxes under Accounting Principles Board Opinion No. 11.

  The provision for income taxes consists of the following:

  (in thousands)                Year Ended September 30,
                              1992        1993        1994
  Currently Payable:
      Federal              $  1,802    $14,537     $  7,400
      State                     878      1,400        2,131
      Foreign                 -           -           2,376

  Deferred:
      Federal                 1,588    (11,694)       4,290
      State                      -      (1,046)       1,088


  Income Tax Expense       $  4,268   $  3,197      $17,285

  Income tax expense is included in the financial statements as follows:

  (in thousands)
  Operations                $11,124    $14,320      $17,947
  Cumulative effect of
  change in
      accounting           -           (11,123)        -
  principle
  Extraordinary items        (6,856)                   (662)
                                       -

  Income Tax Expense       $  4,268   $  3,197      $17,285


                                   F-18
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Deferred income taxes for fiscal 1993 and 1994 reflect the impact of "temporary differences" between the amounts of assets and liabilities for financial reporting purposes and such amounts as determined by tax regulations. These temporary differences are determined in accordance with SFAS No. 109 and are more inclusive in nature than "timing differences" as determined under previously applicable accounting principles.

  The components of the net deferred tax asset (liability) are as follows:

  (in thousands)                     September 30,
                                   1993           1994
  Assets
      Accounts receivable        $  687        $    987
      Inventory                   2,359           1,816
      Accrued expenses            6,589           7,649
      Postretirement benefits    10,458          10,576
      Other                         652           4,166

      Gross deferred tax
        assets                $  20,745       $  25,194

  Liabilities
      Property and equipmen      (9,913)        (16,511)
      Safe harbor lease          (1,181)           -
      Taxes on repatriated          -             ( 500)
  foreign earnings

      Gross deferred tax        (11,094)        (17,011)
         liabilities

      Net asset               $   9,651       $   8,183


  The net current and non-current components of deferred income taxes recognized in the balance sheet at September 30 are:

  (in thousands)                       1993           1994

  Net current asset                   $9,635      $  10,452
  Net non-current asset                   16         (2,269)
  (liability)

  Net asset                       $    9,651      $   8,183

  A reconciliation of the Federal corporate income tax rate and the effective tax rate on income before income taxes is summarized below:

                               Year Ended September 30,
                            1992        1993        1994

  Statutory income tax     34.0%       35.0%       35.0%
  rate
  Pension amortization     0.3         0.7         0.1
  Goodwill amortization
  and other
      permanent            4.0         4.7         2.1
  differences resulting
      from purchase
  accounting
  State taxes, net of      2.2         3.4         5.6
  federal benefit
  Other                    2.0        (3.3)        0.1

      Effective income    42.5%       40.5%       42.9%
        tax rate

                                   F-19
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  The Company acquired certain tax credit carryforwards in connection with its acquisition of Sierra. Foreign tax credit carryforwards total $704,000 and expire through 1997. Net operating loss carryforwards in the U.S. total $5,500,000 and expire through 2007, net operating loss carryforwards in foreign jurisdictions total $1,100,000 and expire through 1999. The use of these acquired carryforwards are subject to limitations imposed by the Internal Revenue Code.

  In fiscal 1992, for financial reporting purposes the Company utilized $13,800,000 of net operating loss carryforwards and reflected the related tax benefits of $4,699,000 as an extraordinary item. At September 30, 1992, the Company fully utilized its financial reporting net operating loss carryforwards. For tax purposes, the Company utilized its remaining net operating loss carryforwards of approximately $5,000,000 on the fiscal 1993 Federal income tax return. The variance between the operating loss carryforwards on a tax basis and a financial reporting basis is principally due to excess tax depreciation, uniform capitalization rules, nondeductible reserves, capitalization and amortization of package and design costs, and various accrued liabilities that are not deductible for tax purposes until paid. During 1992, the Company recognized $1,588,000 of deferred taxes previously offset by net operating loss carryforwards.

  During fiscal 1992, the Company was subject to the alternative minimum tax ("AMT") for financial reporting purposes resulting in AMT expense of $1,200,000. During fiscal 1992, the Company fully utilized its AMT net operating loss carryforwards. AMT paid results in a tax credit carryforward which can be used in subsequent years to offset regular income tax to the extent it exceeds AMT tax in those years. At September 30, 1992, the Company had $1,480,000 of AMT credit carryforwards which were utilized on the fiscal 1993 Federal income tax return.

7.LEASES

  The Company leases buildings, land and equipment under various noncancellable lease agreements for periods of two to six years. The lease agreements generally provide that the Company pay taxes, insurance and maintenance expenses related to the leased assets. Certain lease agreements contain purchase options. At September 30, 1994, future minimum lease payments were as follows:

   Year Ending      Capital       Operating
  September 30,     Leases         Leases         Total
  (in
  thousands)

  1995           $  22       $  9,490      $ 10,112
  1996           481            8,766         9,247
  1997           168            6,722         6,890
  1998            72            5,571         5,643
  1999           -              2,713         2,713
  2000 and       -                  7             7
  thereafter

  Total minimum
    lease    $1,343           $33,269       $34,612
    payments

  Less:  Amount
  representing   277
      interest
  Present value
      of net
  minimum   $  1,066
   lease
    payments


                                   F-20
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  The Company also leases transportation and production equipment under various one-year operating leases, which provide for the extension of the initial term on a monthly or annual basis. Total rental expense for operating leases was $7,281,000, $9,125,000 and $12,914,000 for fiscal
  1992, 1993 and 1994, respectively.

COMMITMENTS AND CONTINGENCIES

8.Seed production agreements obligate the Company to make future purchases based on estimated yields. Seed purchases under production agreements for fiscal 1992, 1993 and 1994 were approximately $9,281,000, $4,692,000 and $6,508,000, respectively. At September 30, 1994, estimated annual seed purchase commitments were as follows:

  (in thousands)
                  Year
                 Ending
               September
                  30,

               1995     $ 12,049
               1996        6,800
               1997        2,189
               1998        1,184

  The Company has a contractual commitment to purchase neem-based bioinsecticide. The commitment is a multi-year, take or pay arrangement. There is a penalty for falling short of the purchase commitment. Minimum commitments are $438,000 in 1995 and $875,000 in 1996. The Company has accrued $1,137,500 in the financial statements for estimated purchase shortfalls.

  Sierra has a supply agreement through 2000, subject to renewal thereafter, under which Sierra is required to purchase, at prices determined by formulas, 100% of its requirements for vermiculite.

  The Company is involved in various lawsuits and claims which arise in the normal course of business. In the opinion of management, these claims individually and in the aggregate are not expected to result in a material adverse effect on the Company's financial position or results of operations, however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters. The following details the more significant of these matters.

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



                                   F-21
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  In July 1990, the Company was directed by the Army Corps of Engineers (the "Corps") to cease peat harvesting operations at its New Jersey facility. The Corps' has alleged that the peat harvesting operations were in violation of the Clean Water Act ("CWA"). The United States Department of Justice has commenced a legal action to seek a permanent injunction against peat harvesting at this facility and to recover civil penalties under the CWA. This action had been suspended while the parties engaged in discussion to resolve the dispute. Those discussions have not resulted in a settlement and accordingly the action has been reinstated. The Company intends to defend the action vigorously but if the Corps' position is upheld the Company could be prohibited from further harvesting of peat at this location and penalties could be assessed against the Company. In the opinion of management, the outcome of this action will not have a material adverse effect on the Company's financial position or results of operations. Furthermore, management believes the Company has sufficient raw material supplies available such that service to customers will not be adversely affected by continued closure of this peat harvesting operation.

  Sierra has been named as a Potentially Responsible Party ("PRP") in an environmental contamination action in connection with a landfill near Allentown, Pennsylvania. By agreement with W. R. Grace-Conn., Sierra's liability is limited to a maximum of $200,000 with respect to this site. Based on estimates of the clean-up costs and that the Company denies any liability in connection with this matter, management believes that the ultimate outcome will not have a material impact on the financial position or results of operations of the Company.

  Sierra is subject to potential fines in connection with certain EPA labeling violations under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"). The fines for such violations are based upon formulas as stated in FIFRA. As determined by these formulas, Sierra's maximum exposure for the violations is approximately $810,000. The formulas allow for certain reductions of the fines based upon achievable levels of compliance. Based upon management's anticipated levels of compliance, they estimate Sierra's liability to be $200,000, which has been accrued in the financial statements.

9.CONCENTRATIONS OF CREDIT RISK

  Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. The Company sells its consumer products to a wide variety of retailers, including mass merchandisers, home centers, independent hardware stores, nurseries, garden outlets, warehouse clubs and local and regional chains.

  Professional products are sold to golf courses, sports fields, nurseries, lawn care service companies and growers of specialty agriculture crops. In 1992, 1993 and 1994, two customers accounted for 15.3% and 7.5%, 18.0% and 9.3% and 15.1% and 9.5% of consolidated net sales, respectively. No other customer accounted for more than 5% of consolidated net sales. As of September 30, 1994, two accounts comprised 15.2% and 5.4% of outstanding trade accounts receivable. The Company performs a credit review before extending credit to a customer. The Company establishes its allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other information.

10.RELATED PARTIES

   Clayton, Dubilier & Rice, Inc., a private investment firm in which a director of the Company is an owner, was paid $300,000 in fiscal 1992, and $125,000 in 1993 by the Company for financial advisory and management consulting services. These services ceased effective with the Class A Common Stock purchase described in Note 5.





                                   F-22
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)



   The following is a summary of the unaudited quarterly results of operations for fiscal 1993 and 1994 (in thousands except share data):

     Fiscal 1993    January 2     April 3    July 3     Septem-      Full
                                                         ber 30      Year


   Net sales        $67,757       $161,102   $156,327   $80,857     $466,043
   Gross profit     30,703          78,621     74,814    37,687      221,825
   Income (loss)
     before
     cumulative       (471)         10,847      7,986     2,685       21,047
     effect of
     accounting
     changes (1)
   Net income      (13,628)         10,847      7,986     2,685        7,890
   (loss) (2)
   Net income
   (loss) per
     common share:
     Income (loss)
     before           (.02)            .54        .43       .14        1.07
     cumulative
     effect of
     accounting
     changes (1)
     Net income       (.65)            .54        .43       .14        .40
     (loss) (2)

   Weighted
   average common
     shares      21,128,564  20,138,585  18,743,752  18,737,150   19,687,013
     outstanding
     during the
     period

   Fiscal 1994      January 1    April 2     July 2      Septem-      Full
                                                            ber 30      Year

   Net sales        68,326        207,424   200,915    129,674     606,339
   Gross profit     30,962         98,324    96,376     60,947     286,609
   Income (loss)
   before           (1,557)        13,013     9,405      3,014      23,875
   extraordinary
   items
   Net income       (1,557)        13,013     9,405      2,022      22,883
   (loss)
   Net income
   (loss) per
     common share:
     Income (loss)
     before           (.08)           .69       .50        .16        1.27
     extraordinary
     item
   Net income         (.08)           .69       .50        .11        1.22
   (loss)

   Weighted
   average common
     shares         18,658,535  18,890,221 18,810,783  18,727,711   18,784,729
   outstanding
     during the
     period





  (1) Income (loss) before cumulative effect of accounting changes for each of the first three quarters of fiscal 1993 has been restated to reflect the ongoing charge resulting from the adoption of SFAS 106 effective October 1, 1992. The net of tax charge was $462 or $.02 per share for the quarter ended
       January 2, 1993 and $325 or $.02 per share for each of the subsequent two quarters.

  (2) The net loss for the quarter ended January 2, 1993 has been restated to reflect the cumulative effect of accounting for postretirement benefits (a net of tax charge of $14,932 or $.71 per share) and income taxes (a benefit of $1,775 or $.08 per share).





                                   F-23






                   REPORT OF INDEPENDENT ACCOUNTANTS ON
                       FINANCIAL STATEMENT SCHEDULES











To the Shareholders and Board of
    Directors of The Scotts Company

Our report on the consolidated financial statements of The Scotts Company is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the financial statement schedules listed in the index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.






Coopers & Lybrand L. L. P.
Columbus, Ohio

November 14, 1994




















                                   F-24
                       THE SCOTTS COMPANY AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                      for the year ended September 30, 1992





    Column A                   Column          Column      Column     Column      Column
                                  B               C          D          E           F


                             Balance at                   Retirement              Balance at
                            beginning of   Additions at     or Sales                end of
   Classification              period          Cost                     Other       period


   Land and land           $ 18,361,000     $200,000       $24,000       $ -       $18,537,000
      improvements

   Buildings                 30,610,000      734,000        37,000         -        31,307,000

   Machinery and             59,261,000    4,573,000     1,752,000         -        62,082,000(1)
      equipment

   Furniture and fixtures     5,480,000(1)   100,000        19,000         -         5,561,000(1)

   Construction in            2,625,000   14,289,000            -          -        16,914,000
      progress

       Total               $116,337,000  $19,896,000   $ 1,832,000                $134,401,000





   (1) Amounts reported in the prior year have been adjusted to reflect amounts reclassified in fiscal 1993; $1,745,000 computer equipment cost was reclassified to furniture and fixtures from machinery and equipment.


                       THE SCOTTS COMPANY AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                      for the year ended September 30, 1993






Column A                       Column          Column      Column     Column      Column
                                 B               C             D          E           F


                             Balance at                   Retirement              Balance at
                            beginning of   Additions at     or Sales                end of
   Classification              period          Cost                     Other       period



   Land and land           $  18,537,000    $988,000         $    -     $292,000(1)   $19,817,000
     improvements

   Buildings                  31,307,000   5,001,000          8,000        -           36,300,000
                                                                      -

   Machinery and           62,082,000(3)  20,649,000      1,990,000    6,152,000(1)    87,250,000
    equipment                                                            357,000(2)

   Furniture and fixtures   5,561,000 (3)    899,000        684,000      176,000(1)     5,952,000

   Construction in         16,914,000    (12,379,000)          -         152,000(1)     4,687,000
     progress

     Total               $134,401,000  $  15,158,000     $2,682,000   $7,129,000     $154,006,000




   (1) Amounts reported in the prior year have been adjusted to reflect amounts reclassified in fiscal 1993; $1,745,000 computer equipment cost was reclassified to furniture and fixtures from machinery and equipment.

   (2) Reclassification of remaining tax basis differential of previously acquired assets as a result of the fiscal 1993 adoption of SFAS No. 109.

   (3) Effective October 1, 1993, $1,745,000 of computer equipment cost was reclassified to furniture and fixtures from machinery and equipment.


                       THE SCOTTS COMPANY AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                      for the year ended September 30, 1994





 Column A                      Column          Column      Column     Column      Column
                                 B               C             D          E           F


                             Balance at                   Retirement              Balance at
                            beginning of   Additions at     or Sales                end of
   Classification              period          Cost                     Other       period



   Land and land           $  19,817,000    $989,000     $14,000     $1,051,000(1)  $21,856,000
     improvements                                                        13,000(2)

   Buildings                  36,300,000     751,000        -         4,262,000(1)   41,313,000

   Machinery and              87,250,000  10,845,000   1,171,000     14,346,000(1)  111,639,000
     equipment                                                          369,000(2)

   Furniture and fixtures      5,952,000   1,443,000     129,000      1,595,000(1)    8,861,000

   Construction in             4,687,000  19,374,000        -           279,000(1)   24,340,000
      progress

       Total                $154,006,000 $33,402,000  $1,314,000    $21,915,000    $208,009,000

   (1) Fair market value of property, plant and equipment associated with the acquisition of Grace-Sierra Horticulture Products Company effective December 16, 1993.

   (2)  Translation adjustments associated with International divisions.


                       THE SCOTTS COMPANY AND SUBSIDIARIES
 SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND
                                    EQUIPMENT
                      for the year ended September 30, 1992





                                  Column          Column      Column     Column      Column
   Column A                         B               C             D          E           F


                             Balance at      Additions    Retirement              Balance at
                                              charged
                            beginning of     to expenses    or Sales                end of
   Classification              period           (1)                     Other       period



   Land improvements       $1,701,000      $502,000         $7,000    $   -       $  2,196,000

   Buildings                3,788,000       997,000          6,000        -          4,779,000

   Machinery and           28,067,000(2)  8,070,000(2)   1,285,000        -         34,852,000(2)
     equipment

   Furniture and fixtures   2,878,000(2)    637,000(2)      11,000        -          3,504,000(2)

       Total            $  36,434,000   $10,206,000     $1,309,000        -        $45,331,000



   (1) Included in additions charged to expenses for machinery and equipment are $454,000 of depreciation on assets under capital leases.

   (2) Amounts reported in the prior year have been adjusted to reflect amounts reclassified in fiscal 1993; $694,000 of accumulated depreciation on computer equipment was reclassified to furniture and fixtures from machinery and equipment, and $291,000 of additions charged to expense were reclassified in a like manner.



                       THE SCOTTS COMPANY AND SUBSIDIARIES
 SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND
                                    EQUIPMENT
                      for the year ended September 30, 1993





                                  Column          Column      Column     Column      Column
   Column A                         B               C             D          E           F


                             Balance at      Additions    Retirement              Balance at
                                              charged
                            beginning of     to expenses    or Sales                end of
   Classification              period           (1)                     Other       period


   Land improvements
                          $2,196,000      $522,000        $ -          $ -      $  2,718,000

   Buildings               4,779,000     1,114,000         2,000         -         5,891,000

   Machinery and          34,852,000    10,065,000     1,729,000         -        43,188,000
   equipment               (2)

   Furniture and fixtures  3,504,000(2)   577,000        663,000         -         3,418,000

       Total           $  45,331,000  $12,278,000     $2,394,000         -       $55,215,000



   (1) Included in additions charged to expenses for machinery and equipment are $233,000 of depreciation on assets under capital leases.

   (2) Effective October 1, 1993, $985,000 of accumulated depreciation on computer equipment was reclassified to furniture and fixtures from machinery and equipment.


                       THE SCOTTS COMPANY AND SUBSIDIARIES
 SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND
                                    EQUIPMENT
                      for the year ended September 30, 1994





                                  Column          Column      Column     Column      Column
   Column A                         B               C             D          E           F


                             Balance at      Additions    Retirement              Balance at
                                              charged
                            beginning of     to expenses    or Sales                end of
   Classification              period           (1)                   Other (2)     period



   Land improvements
                           $2,718,000     $614,000         $7,000      $ -         $  3,325,000

   Buildings                5,891,000    1,462,000          -           20,000        7,373,000

   Machinery and           43,188,000   10,251,000        842,000      262,000       52,859,000
   equipment

   Furniture and fixtures    3,418,000   1,048,000        119,000         -           4,347,000

       Total             $  55,215,000 $13,375,000       $968,000     $282,000      $67,904,000


   (1) Included in additions charged to expenses for machinery and equipment are $430,000 of depreciation on assets under capital leases.

   (2)  Translation adjustment associated with International divisions.



                       THE SCOTTS COMPANY AND SUBSIDIARIES
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                      for the year ended September 30, 1992






    Column A                      Column B           Column C            Column D          Column E

                                  Balance at     Additions charged to      Deduction         Balance at
Classification                    beginning of    costs and expenses      from reserves      end of period



   Valuation and qualifying
       accounts deducted
       from the assets to which
       they apply:


       Inventory reserve            $ 2,970,000    $    283,000   $    94,000    $ 3,159,000

       Allowance for doubtful       $ 2,250,000    $    990,000   $ 1,130,000    $ 2,110,000
         accounts

   Other valuation and qualifying
   account:

       Product guarantee            $   273,000    $    670,000   $   743,000    $   200,000



                       THE SCOTTS COMPANY AND SUBSIDIARIES
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                      for the year ended September 30, 1993





  Column A                       Column B          Column C            Column D       Column E

                               Balance at     Additions charged to    Deduction     Balance at
                              beginning of    costs and expenses    from reserves  end of period

   Classification


Valuation and qualifying
   accounts deducted
   from the assets to which
   they apply:

 Inventory reserve            $ 3,159,000    $    829,000   $    177,000   $ 3,811,000

    Allowance for doubtful    $ 2,110,000    $  1,409,000    $ 1,008,000   $ 2,511,000
      accounts

   Other valuation and qualifying
      account:

       Product guarantee     $    200,000    $    620,000   $    690,000   $   130,000



                       THE SCOTTS COMPANY AND SUBSIDIARIES
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                      for the year ended September 30, 1994





 Column A                Column B       Column C          Column D       Column E



                                        Additions
                                       charged to
                        Balance at      costs and       Deduction      Balance at
                                        expenses      from reserves   end of period

   Classification


   Valuation and qualifying
     accounts deducted
     from the assets to which
     they apply:

  Inventory reserve  $ 3,811,000    $ 2,987,000    $  690,000      $ 6,108,000

  Allowance for
     doubtful        $ 2,511,000    $ 1,974,000    $1,552,000      $ 2,933,000
     accounts

   Other valuation and qualifying
      account:

   Product guarantee $   130,000    $   778,000    $  789,00  0   $    119,000



                       THE SCOTTS COMPANY AND SUBSIDIARIES
                       SCHEDULE IX - SHORT-TERM BORROWINGS
                      for the year ended September 30, 1992





                                  Column          Column           Column      Column E         Column
   Column A                         B               C                  D            E               F

                                                                                                Weighted
                                                                                                average
                                          Weighted average                   Average amount      interest
                                           interest rate     Maximum amount   outstanding         rate
Category of short-           Balance at      at end of        outstanding   during the period   during the
term borrowings             beginning of      period           during the      (Note A)         pd (Note A)
                              period                            period



   Revolving credit        $  4,000,000         6.0%          $ 74,000,000    $22,549,000         7.73%

   Bank note payable       $  1,658,000         6.0%          $  2,000,000       $725,000         6.56%




   Note A: The average amount outstanding was calculated by dividing total daily borrowings by the number of days in the period. The weighted average interest rate was calculated by dividing actual interest expense for the period by the average amount outstanding.




                       THE SCOTTS COMPANY AND SUBSIDIARIES
                       SCHEDULE IX - SHORT-TERM BORROWINGS
                      for the year ended September 30, 1993





                                  Column          Column      Column      Column E         Column F
   Column A                         B               C             D

                                                                                              Weightedaverage
                                             Weighted                    Average                Average
                                              average                    amount                 average
                                           interest rate    Maximum    outstanding          interest rate
                                                            amount
                             Balance at      at end of    outstanding   during the            during the
   Category of agrregate                                                 period               pd (Note A)
                            beginning of      period       during the   (Note A)
   short-term borrowings        period                       period



   Revolving credit        $  21,000,000        4.9%      $134,500,000  $60,892,000               5.5%

   Bank note payable       $     705,000        6.0%        $2,000,000  $ 1,128,000               6.0%


   Note A: The average amount outstanding was calculated by dividing total daily borrowings by the number of days in the period. The weighted average interest rate was calculated by dividing actual interest expense for the period by the average amount outstanding.

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                       SCHEDULE IX - SHORT-TERM BORROWINGS
                      for the year ended September 30, 1994





                                  Column          Column      Column      Column E         Column F
   Column A                         B               C             D

                                                                                              Weighted
                                                                                              average
                                             Weighted                    Average              average
                                              average                    amount
                                           interest rate    Maximum    outstanding     interest rate
                                                            amount
                             Balance at      at end of    outstanding   during the       during the
   Category of agrregate                                                 period
        short-               beginning of                 during the      (Note A)       pd (Note A)
   term borrowings             period         period        period



   Revolving credit        $  21,500,000       7.34%     $103,750,000   $35,535,000        6.18%

   Bank note payable       $   1,916,000       7.75%     $  2,000,000   $ 1,237,000        7.07%
                                                          2,000,000   1,237,000



   Note A: The average amount outstanding was calculated by dividing total daily borrowings by the number of days in the period. The weighted average interest rate was calculated by dividing actual interest expense for the period by the average amount outstanding.



                       THE SCOTTS COMPANY AND SUBSIDIARIES
             SCHEDULE X - SUPPLEMENTAL INCOME STATEMENT INFORMATION
              for the years ended September 30, 1992, 1993 and 1994



Column A
                                                           Column B
                                                 Charged to costs and expenses
                                        1992                 1993                1994

  ITEM:


     Media advertising costs         $22,719,000          $24,901,000         $29,396,000

     Amortization of intangible
     assets:
         Patents                     $ 2,942,000          $ 2,975,000         $ 2,070,000
         Goodwill                      1,004,000            1,164,000           2,517,000
         Other                           238,000              592,000           2,312,000

                                    $  4,184,000         $  4,731,000        $  6,899,000

     Amortization of deferred       $  1,458,000         $  1,135,000        $  1,037,000
        financing costs

     Repairs and maintenance        $  6,182,000         $  6,501,000        $  8,022,000










The amount of royalties and taxes, other than payroll and income taxes, are not material.


                       THE SCOTTS COMPANY
                   Annual Report on Form 10-K
                             for the
              Fiscal Year Ended September 30, 1994

                        INDEX TO EXHIBITS

Exhibit No.          Description                   Location

   2(a)     Agreement of Merger, dated as   Incorporated herein by
            of August 16, 1994, by and      reference to
            between The Scotts Company, a   Registrant's Current
            Delaware corporation ("Scotts   Report on Form 8-K
            Delaware"), and The Scotts      filed on September 30,
            Company, an Ohio corporation    1994 (File No. 0-
            ("Registrant")                  19768) [Exhibit 2(a)]

   2(b)     Agreement of Merger, dated as   Incorporated herein by
            of September 21, 1994, by and   reference to
            between The O.M. Scott & Sons   Registrant's Current
            Company, a Delaware             Report on Form 8-K
            corporation ("OMS") and The     filed on September 30,
            Scotts Company, an Ohio         1994 (File No. 0-
            corporation ("Registrant")      19768) (Exhibit 2(b))

   3(a)     Amended Articles of             Pages 74 through 76
            Incorporation of Registrant

   3(b)     Regulations of Registrant       Pages 77 through 95

   4(a)     Third Amended and Restated      Incorporated herein by
            Revolving Credit Agreement,     reference to Scotts
            dated as of April 7, 1992,      Delaware's Quarterly
            among Scotts Delaware, The O.   Report on Form 10-Q
            M. Scott & Sons Company         for the fiscal quarter
            ("OMS"), Manufacturers Hanover  ended March 28, 1992
            Trust Company ("MHT"), as       (File No. 0-19768)
            agent, and the banks parties    [Exhibit 10(a)]
            thereto

   4(b)     First Amendment and Waiver,     Incorporated herein by
            dated as of November 19, 1992,  reference to Scotts
            to the Third Amended and        Delaware's Current
            Restated Revolving Credit       Report on Form 8-K
            Agreement among Scotts          dated December 2, 1992
            Delaware, OMS, the banks        (File No. 0-19768)
            listed therein and Chemical     [Exhibit 4(a)]
            Bank, as agent

   4(c)     Second Amendment, dated as of   Incorporated herein by
            February 23, 1993, to the       reference to Scotts
            Third Amended and Restated      Delaware's Annual
            Credit Agreement, among Scotts  Report on Form 10-K
            Delaware, OMS, the banks        for the fiscal year
            listed therein and Chemical     ended September 30,
            Bank, as agent                  1993 (File No. 0-
                                            19768) [Exhibit 4(c)]

   4(d)     Third Amendment to the Third    Incorporated herein by
            Amended and Restated Credit     reference to Scotts
            Agreement, dated December 16,   Delaware's Annual
            1993, among Scotts Delaware,    Report on Form 10-K
            OMS, the banks listed therein   for the fiscal year
            and Chemical Bank, as agent     ended September 30,
                                            1993 (File No. 0-
                                            19768) [Exhibit 4(d)]

   4(e)     Fourth Amendment, dated as of   Pages 96 through 104
            July 5, 1994, to the Third
            Amended and Restated Credit
            Agreement among Scotts
            Delaware, OMS, the banks
            listed therein and Chemical
            Bank, as agent


                         E-1

   4(f)     Fifth Amendment and Consent,    Pages 105 through 122
            dated as of September 20,
            1994, to the Third Amended and
            Restated Credit Agreement
            among Registrant, OMS, the
            banks listed therein and
            Chemical Bank, as agent

   4(g)     Subordinated Indenture, dated   Incorporated herein by
            as of June 1, 1994, among       reference to Scotts
            Scotts Delaware, OMS and        Delaware's
            Chemical Bank, as trustee       Registration Statement
                                            on Form S-3 filed June
                                            1, 1994 (Registration
                                            No. 33-53941) [Exhibit
                                            4(b)]

   4(h)     First Supplemental Indenture,   Incorporated herein by
            dated as of July 12, 1994,      reference to Scotts
            among Scotts Delaware, OMS and  Delaware's Current
            Chemical Bank, as trustee       Report on Form 8-K
                                            dated July 18, 1994
                                            (File No. 0-19768)
                                            [Exhibit 4.1]

   4(i) Second Supplemental Indenture, Pages 123 through 128 dated as of September 20,
            1994, among Registrant, OMS,
            Scotts Delaware and Chemical
            Bank, as trustee

   4(j)     Third Supplemental Indenture,   Pages 129 through 133
            dated as of September 30,
            1994, between Registrant and
            Chemical Bank, as trustee

   10(a)    The Scotts Company Employees'   Pages 134 through 190_
            Pension Plan

   10(b)    Second Restatement of The       Pages 191 through 232
            Scotts Company Profit Sharing
            and Savings Plan

   10(c)    Supplemental Indemnification    Incorporated herein by
            Agreement, dated as of          reference to Scotts
            November 10, 1988, between RSL  Delaware's Current
            Holding Company, Inc. and OMS   Report on Form 8-K
            Acquisition Corp. ("Hyponex")   dated November 9, 1988
                                            (File No. 33-18713)
                                            [Exhibit 2(d)]

   10(d)    Tax Administration Agreement,   Incorporated herein by
            dated November 10, 1988,        reference to Scotts
            between RSL Holding Company,    Delaware's Annual
            Inc. and Hyponex                Report on Form 10-K
                                            for the fiscal year
                                            ended September 30,
                                            1988 (File No. 33-
                                            18713) [Exhibit
                                            10(rr)]

   10(e)    Employment Agreement, dated as  Incorporated herein by
            of October 21, 1991, between    reference to Scotts
            OMS and Theodore J. Host        Delaware's Annual
                                            Report on Form 10-K
                                            for the fiscal year
                                            ended September 30,
                                            1993 (File No. 0-
                                            19768) [Exhibit 10(g)]

   10(f)    Stock Option Plan and           Pages 233 through 249
            Agreement, dated as of January
            9, 1992, between Scotts
            Delaware and Theodore J. Host



                         E-2

   10(g)    The O. M. Scott & Sons Company  Incorporated herein by
            Excess Benefit Plan             reference to Scotts
                                            Delaware's Annual
                                            Report on Form 10-K
                                            for the fiscal year
                                            ended September 30,
                                            1993 (File No. 0-
                                            19768) [Exhibit 10(h)]

   10(h)    The Scotts Company 1992 Long    Incorporated herein by
            Term Incentive Plan             reference to Scotts
                                            Delaware's
                                            Registration Statement
                                            on Form S-8 filed on
                                            March 26, 1993
                                            (Registration No. 33-
                                            60056) [Exhibit 4(f)]

   10(i)    O. M. Scott & Sons Company      Pages 250 through 254
            1994 Executive Annual
            Incentive Plan

    11(a)   Computation of Net Income Per   Page 255
            Common Share

    21      Subsidiaries of Registrant      Page 256

    23      Consent of Independent          Page 257
            Accountants

    27      Financial Data Schedule         Page 258



























                               E-3
                                                   Exhibit 11(a)

                       THE SCOTTS COMPANY
           Computation of Net Income Per Common Share
               (in thousands except share amounts)

                             For theThree             For the
                            Months Ended         Year Ended
                         Septembe  Septembe  Septembe  Septembe
                           r 30      r 30      r 30      r 30
                              199       199       199       199
                            3         4         3         4
Net income for
computing net income
per
   common share:
Income before
extraordinary items and
   cumulating effect of  $         $         $         $
accounting               2,685     3,014     21,047    23,875
   changes
Extraordinary items:
   Loss on early
extinguishment of debt,
      net of tax
                         -         (992)     -         (992)
Cumulative effect of
changes in
   accounting for
postretirement           -         -         (13,157)  -
benefits,
   net of tax and
income taxes
Net income               $ 2,685   $  2,022  $         $
                                             7,890     22,883

Net income per common
share:
Income before
extraordinary items and
   cumulative effect of  $         $         $         $
accounting changes       .14       .16       1.07      1.27
Extraordinary items:
   Loss on
extinguishment of debt,
      net of tax
                         -         (.05)     -         (.05)
Cumulative effect of
changes in
   accounting for
postretirement           -         -         (.67)     -
benefits,
   net of tax and
income taxes
Net income               $         $         $         $
                         .14       .11       .40       1.22


             Computation of Weighted Average Number
                  of Common Shares Outstanding

                             For theThree             For the
                            Months Ended         Year Ended
                         Septembe  Septembe  Septembe  Septembe
                           r 30      r 30      r 30      r 30
                               19        19       199       199
                            93        94        3         4

Weighted average common
shares
   outstanding during    18,658,5  18,667,0
the period               35        64        19,607,2  18,662,9
                                             44        98

Performance based
shares                   12,043    -         6,271     36,336
Effect of options based
upon the
   Treasury Stock
Method:
   October 1991      -
136,364 at $  9.90       63,707    60,647    61,575    68,458
   November 1992 -
123,925 at $16.25        2,865     -         7,439     12,088
   December 1992 -
300,000 at $18.00        -         -         4,484     -
   June 1992         -
15,000 at $16.25         -         -         -         1,260
   October 1993    -
129,950 at $17.25        -         -         -         3,589
Weighted average common
shares
   outstanding during
the period for
   computing net income
(loss) per                18,737,   18,727,   19,687,   18,784,
   common share          150       711       013       729
     Fully diluted weighted average shares outstanding were not materially different than primary weighted average shares outstanding for the periods presented.



                                             EXHIBIT 23











                     CONSENT OF INDEPENDENT ACCOUNTANTS





We consent to the incorporation by reference in the Registration Statements of The Scotts Company on Form S-8 (File Nos. 33-47073 and 33-60056) of our report dated November 14, 1994 on our audits of the consolidated financial statements and our report dated November 14, 1994 on our audits of the financial statement schedules of The Scotts Company as of Septembe 30, 1993 and 1994 and for the years ended September 30, 1992, 1993 and 1994, which reports are included in this Annual Report on Form 10-K.





Coopers & Lybrand L.L.P.
Columbus, Ohio
December 28, 1994




                    Exhibit 27.  Financial Data Schedule

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
EXTRACTED FROM THE CONSOLIDATED BALANCE SHEETS AND
STATEMENTS OF INCOME OF THE SCOTTS COMPANY AND IS
QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FORM 10-K
FOR THE YEAR ENDED SEPTEMBER 30, 1994.

TYPE:                            EX-27
DESCRIPTION:        FINANCIAL DATA
                    SCHEDULE
ARTICLE:                             5
MULTIPLIER:                       1000
CURRENCY:                    US DOLLARS
FISCAL YEAR END:            SEPT-30-1995

PERIOD START                  OCT-1-1993
PERIOD END                  SEPT-30-1994
PERIOD TYPE                      YEAR
CASH                             10,695
SECURITIES
RECEIVABLES (net)               115,772
ALLOWANCES
INVENTORY                      106,636
CURRENT ASSETS                 250,254
PP&E                           208,009
DEPRECIATION                     67,904
TOTAL ASSETS                   528,584
CURRENT                        109,688
LIABILITIES
BONDS
PREFERRED
MANDATORY
PREFERRED
COMMON                                211
OTHER SE                       167,949
TOTAL LIABILITY                528,584
AND EQUITY
SALES                          606,339
TOTAL REVENUES                 608,239
CGS                            319,730
TOTAL COSTS                    544,287
OTHER EXPENSE                      4,183
LOSS PROVISION
INTEREST EXPENSE                 17,947
INCOME PRETAX                    41,822
INCOME CONTINUING                23,875
DISCONTINUED
EXTRAORDINARY
                    (992)
CHANGES
NET INCOME                       22,883
EPS PRIMARY                          1.22
EPS DILUTE                           1.22

_______________________________
1The Internal Revenue Code of 1986, as amended (the "Code"), places certain limitations on the annual pension benefits which can be paid from the Pension Plan. Such limitations are not reflected in the table. This table reflects the total aggregate benefits payable annually upon retirement under both the Pension Plan and The Scotts Company Excess Benefit Plan (the "Excess Benefit Plan"), which is discussed below. The Pension Plan and the Excess Benefit Plan require an offset of 1.25% of the Social Security primary insurance amount ("PIA") for each year of service and such amount has been deducted from the figures in the table. The PIA used in developing the above figures is $13,764.00. Thus, the offset is $5,161.50 for a person with 30 years of service. The maximum possible offset is $6,882.00 for a person with 40 years of service.

                             Page 27