Form 10-K/A
period 1994-09-30
SCOTTS COMPANY
filed 1995-02-01
CIK 825542

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K/A

(Mark One)

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended September 30, 1994

                                OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from ____________ to _____________

     Commission file number 0-19768

                       The Scotts Company
     (Exact name of registrant as specified in its charter)

              Ohio                             31-1199481
     (State or other jurisdiction             (I.R.S. Employer
    of incorporation or organization)       Identification No.)

14111 Scottslawn Road, Marysville, Ohio              43041
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  513-644-0011

Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class      Name of Each Exchange Where
                                          Registered

9 7/8% Senior Subordinated Notes   New York Stock Exchange
due August 1, 2004

Securities registered pursuant to Section 12(g) of the Act:

                Common Shares, Without Par Value
   (18,667,064 Common Shares outstanding at November 30, 1994)
                         Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No ___

This Form 10-K/A contains 13 pages of which this is Page 1.  The
Index to Exhibits begins at page 6.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant at November 30, 1994 was $275,339,194.

                            PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

(a)  Documents Filed as Part of this Report

     1 & 2.    Financial Statements and Financial Statement
               Schedules:

          The response to this portion of Item 14 was submitted as a separate section of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (the "1994 Form 10-K") previously filed by The Scotts Company, an Ohio corporation ("Registrant" or "Scotts Ohio"). Reference is made to "Index to Consolidated Financial Statements and Financial Statement Schedules" beginning at page F-1 (page 34 as sequentially numbered) of the 1994 Form 10-K of Registrant.

     3.   Exhibits:

          Exhibits filed with the 1994 Form 10-K were attached thereto. For a list of such exhibits, see "Index to Exhibits" beginning at page 6 of this Form 10-K/A. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to the 1994 Form 10-K of Registrant.

          Executive Compensation Plans and Arrangements

Exhibit        Description                   Location
  No.

10(a)     The Scotts Company            Pages 134 through 190
          Employees' Pension            of the 1994 Form 10-K
          Plan                          of Registrant

10(b)     Second Restatement of         Pages 191 through 232
          The Scotts Company            of the 1994 Form 10-K
          Profit Sharing and            of Registrant
          Savings Plan

10(e)     Employment                    Incorporated herein by
          Agreement, dated as           reference to The Scotts
          October 21, 1991              Company, a Delaware
          between The O.M.              corporation ("Scotts
          Scott & Sons Company          Delaware's") Annual
          ("OMS") and Theodore          Report on Form 10-K
          J. Host                       for the fiscal year ended
                                        September 30, 1993 (File
                                        No. 0-19768)
                                        [Exhibit 10(g)]

10(f)     Stock Option Plan and         Pages 233 through 249
          Agreement, dated as of        of the 1994 Form 10-K
          January 9, 1992               of Registrant
          between Scotts Delaware
          and Theodore J. Host

10(g)     The O.M. Scott & Sons         Incorporated herein by
          Company Excess                reference to Scotts
          Benefit Plan                  Delaware's Annual Report
                                        on Form 10-K for the
                                        fiscal year ended
                                        September 30, 1993
                                        (File No. 0-19768)
                                        [Exhibit 10(h)]

10(h)     The Scotts Company            Incorporated herein by
          1992 Long Term                reference to Scotts
          Incentive Plan                Delaware's Registration
                                        Statement on Form S-8
                                        filed on March 26, 1993
                                        (Registration
                                        No. 33-60056)
                                        [Exhibit 4(f)]

10(i)     O.M. Scott & Sons             Pages 250 through 254
          Company 1994                  of the 1994 Form 10-K
          Executive Annual              of Registrant
          Incentive Plan

(b)  Reports on Form 8-K

     Scotts Ohio electronically filed a Current Report on Form 8-K with the Securities and Exchange Commission on September 30, 1994 to report the following: 1) the September 20, 1994 merger of Scotts Delaware into Scotts Ohio; 2) the conversion of each share of Class A Common Stock, $.01 par value, of Scotts Delaware into one common share, without par value, of Scotts Ohio; and 3) the September 30, 1994 merger of OMS into Scotts Ohio.

(c)  Exhibits

     See Item 14(a)(3) above.

(d)  Financial Statement Schedules

     The response to this portion of Item 14 was submitted as a separate section of the 1994 Form 10-K of Registrant. Reference is made to "Index to Consolidated Financial Statements and Financial Statement Schedules" beginning at page F-1 (page 34 as sequentially numbered) of the 1994 Form 10-K of Registrant.


                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE SCOTTS COMPANY



Dated January 27, 1995        By /s/ Tadd C. Seitz
                                Tadd C. Seitz, Chairman of the
                                Board and Chief Executive Officer

                       THE SCOTTS COMPANY
                  Annual Report on Form 10-K/A
                             for the
              Fiscal Year Ended September 30, 1994


                        INDEX TO EXHIBITS


Exhibit        Description              Location
  No.

2(a)      Agreement of Merger, dated    Incorporated herein by
          as of August 16, 1994, by     reference to Registrant's
          and between The Scotts        Current Report on Form
          Company, a Delaware           8-K filed on September
          corporation ("Scotts          30, 1994 (File No.
          Delaware"), and The Scotts    0-19768) [Exhibit 2(a)]
          Company, an Ohio
          corporation ("Registrant")

2(b)      Agreement of Merger, dated    Incorporated herein by
          as of September 21, 1994,     reference to Registrant's
          by and between The O.M.       Current Report on Form
          Scott & Sons Company, a       8-K filed on
          Delaware corporation          September 30, 1994
          ("OMS"), and The Scotts       (File No. 0-19768)
          Company, an Ohio              [Exhibit 2(b)]
          corporation ("Registrant")

3(a)      Amended Articles of           Pages 74 through 76 of
          Incorporation of              Registrant's Annual
          Registrant                    Report on Form 10-K for
                                        the fiscal year ended
                                        September 30, 1994
                                        (File No. 0-19768)
                                        [Exhibit 3(a)]

3(b)      Regulations of Registrant     Pages 77 through 95 of
                                        Registrant's Annual
                                        Report on Form 10-K for
                                        the fiscal year ended
                                        September 30, 1994
                                        (File No. 0-19768)
                                        [Exhibit 3(b)]

4(a)      Third Amended and Restated    Incorporated herein by
          Revolving Credit Agreement,   reference to Scotts
          dated as of April 7, 1992,    Delaware's Quarterly
          among Scotts Delaware, The    Report on Form 10-Q
          O.M. Scott & Sons Company     for the fiscal quarter
          ("OMS"), Manufacturers        ended March 28, 1992
          Hanover Trust Company         (File No. 0-19768)
          ("MHT"), as agent, and the    [Exhibit 10(a)]
          banks parties thereto

4(b)      First Amendment and Waiver,   Incorporated herein by
          dated as of November 19,      reference to Scotts
          1992, to the Third Amended    Delaware's Current Report
          and Restated Revolving        on Form 8-K dated
          Credit Agreement among        December 2, 1992 (File
          Scotts Delaware, OMS,         No. 0-19768) [Exhibit
          the banks listed therein      4(a)]
          and Chemical Bank, as agent

4(c)      Second Amendment, dated       Incorporated herein by
          as of February 23, 1993,      reference to Scotts
          to the Third Amended and      Delaware's Annual Report
          Restated Credit Agreement,    on Form 10-K for the
          among Scotts Delaware,        fiscal year ended
          OMS, the banks listed         September 30, 1993
          therein and Chemical          (File No. 0-19768)
          Bank, as agent                [Exhibit 4(c)]

4(d)      Third Amendment to the        Incorporated herein by
          Third Amended and Restated    reference to Scotts
          Credit Agreement, dated       Delaware's Annual Report
          December 16, 1993, among      on Form 10-K for the
          Scotts Delaware, OMS, the     fiscal year ended
          banks listed therein and      September 30, 1993
          Chemical Bank, as agent       (File No. 0-19768)
                                        [Exhibit 4(d)]

4(e)      Fourth Amendment, dated       Pages 96 through 104 of
          as of July 5, 1994, to        Registrant's Annual
          the Third Amended and         Report on Form 10-K
          Restated Credit Agreement     for the fiscal year
          among Scotts Delaware,        ended September 30, 1994
          OMS, the banks listed         (File No. 0-19768)
          therein and Chemical Bank,    [Exhibit 4(e)]
          as agent

4(f)      Fifth Amendment and Consent,  Pages 105 through 122 of
          dated as of September 20,     Registrant's Annual
          1994, to the Third Amended    Report on Form 10-K for
          and Restated Credit           the fiscal year ended
          Agreement among Registrant,   September 30, 1994
          OMS, the banks listed         (File No. 0-19768)
          therein and Chemical Bank,    [Exhibit 4(f)]
          as agent

4(g)      Subordinated Indenture,       Incorporated herein by
          dated as of June 1, 1994,     reference to Scotts
          among Scotts Delaware,        Delaware's Registration
          OMS and Chemical Bank,        Statement on Form S-3
          as trustee                    filed June 1, 1994
                                        (Registration No.
                                        33-53941) [Exhibit
                                        4(b)]

4(h)      First Supplemental            Incorporated herein by
          Indenture, dated as of        reference to Scotts
          July 12, 1994, among          Delaware's Current Report
          Scotts Delaware, OMS          on Form 8-K dated
          and Chemical Bank, as         July 18, 1994 (File
          trustee                       No. 0-19768)
                                        [Exhibit 4.1]

4(i)      Second Supplemental           Pages 123 through 128
          Indenture, dated as of        of Registrant's Annual
          September 20, 1994, among     Report on Form 10-K for
          Registrant, OMS, Scotts       the fiscal year ended
          Delaware and Chemical         September 30, 1994
          Bank, as trustee              (File No. 0-19768)
                                        [Exhibit 4(i)]

4(j)      Third Supplemental            Pages 129 through 133
          Indenture, dated as of        of Registrant's Annual
          September 30, 1994,           Report on Form 10-K for
          between Registrant and        the fiscal year ended
          Chemical Bank, as             September 30, 1994
          trustee                       (File No. 0-19768)
                                        [Exhibit 4(j)]

10(a)     The Scotts Company            Pages 134 through 190
          Employees' Pension Plan       of Registrant's Annual
                                        Report on Form 10-K for
                                        the fiscal year ended
                                        September 30, 1994
                                        (File No. 0-19768)
                                        [Exhibit 10(a)]

10(b)     Second Restatement of The     Pages 191 through 232
          Scotts Company Profit         of Registrant's Annual
          Sharing and Savings Plan      Report on Form 10-K for
                                        the fiscal year ended
                                        September 30, 1994
                                        (File No. 0-19768)
                                        [Exhibit 10(b)]

10(c)     Supplemental Indemnifica-     Incorporated herein by
          tion Agreement, dated as      reference to Scotts
          of November 10, 1988,         Delaware's Current
          between RSL Holding Company,  Report on Form 8-K
          Inc. and OMS Acquisition      dated November 9,
          Corp. ("Hyponex")             1988 (File No. 33-18713)
                                        [Exhibit 2(d)]

10(d)     Tax Administration            Incorporated herein by
          Agreement, dated              reference to Scotts
          November 10, 1988,            Delaware's Annual Report
          between RSL Holding           on Form 10-K for the
          Company, Inc. and             fiscal year ended
          Hyponex                       September 30, 1988
                                        (File No. 33-18713)
                                        [Exhibit 10(rr)]

10(e)     Employment Agreement,         Incorporated herein by
          dated as of October 21,       reference to Scotts
          1991, between OMS and         Delaware's Annual Report
          Theodore J. Host              on Form 10-K for the
                                        fiscal year ended
                                        September 30, 1993
                                        (File No. 0-19768)
                                        [Exhibit 10(g)]

10(f)     Stock Option Plan and         Pages 233 through 249
          Agreement, dated as of        of Registrant's Annual
          January 9, 1992, between      Report on Form 10-K for
          Scotts Delaware and           the fiscal year ended
          Theodore J. Host              September 30, 1994
                                        (File No. 0-19768)
                                        [Exhibit 10(f)]

10(g)     The O.M. Scott & Sons         Incorporated herein by
          Company Excess Benefit        reference to Scotts
          Plan                          Delaware's Annual Report
                                        on Form 10-K for the
                                        fiscal year ended
                                        September 30, 1993
                                        (File No. 0-19768)
                                        [Exhibit 10(h)]

10(h)     The Scotts Company 1992       Incorporated herein by
          Long Term Incentive Plan      reference to Scotts
                                        Delaware's Registration
                                        Statement on Form S-8
                                        filed on March 26, 1993
                                        (Registration No.
                                        33-60056)
                                        [Exhibit 4(f)]

10(i)     O.M. Scotts & Sons            Pages 250 through 254
          Company 1994 Executive        of Registrant's Annual
          Annual Incentive Plan         Report on Form 10-K for
                                        the fiscal year ended
                                        September 30, 1994
                                        (File No. 0-19768)
                                        [Exhibit 10(i)]

11(a)     Computation of Net            Page 255 of Registrant's
          Income Per Common Share       Annual Report on Form
                                        10-K for the fiscal year
                                        ended September 30, 1994
                                        (File No. 0-19768)
                                        [Exhibit 11(a)]

21        Subsidiaries of Registrant    Page 256 of Registrant's
                                        Annual Report on Form
                                        10-K for the fiscal year
                                        ended September 30, 1994
                                        (File No. 0-19768)
                                        [Exhibit 21]

23        Consent of Independent        Page 257 of Registrant's
          Accountants                   Annual Report on Form
                                        10-K for the fiscal year
                                        ended September 30, 1994
                                        (File No. 0-19768)
                                        [Exhibit 23]

27        Financial Data Schedule       Page 11 through 13 of
                                        this Form 10-K/A