Form 10-Q
period 1994-12-31
SCOTTS COMPANY
filed 1995-02-06
CIK 825542

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994

OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-19768

THE SCOTTS COMPANY
(Exact name of registrant as specified in its charter)

                    Ohio                     31-1199481
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

14111 Scottslawn Road
Marysville, Ohio  43041
(Address of principal executive offices)
(Zip Code)

                   (513) 644-0011
(Registrant's telephone number, including area code)

                              No change
          (Former name, former address and former fiscal year, if changed since last report.)

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

           18,667,064                 Outstanding at January 15, 1995
Common Shares, voting, no par value



Page 1 of 14 pages

Exhibit Index at page 12




THE SCOTTS COMPANY AND SUBSIDIARIES

INDEX




                                                                  Page No.

Part  I.  Financial Information:

  Item 1.  Financial Statements
    Consolidated Statements of Income - Three month periods ended
      January 1, 1994 and December 31, 1994                           3

    Consolidated Statements of Cash Flows - Three month periods
      ended January 1, 1994 and December 31, 1994                     4

    Consolidated Balance Sheets -
      January 1, 1994, December 31, 1994 and September 30, 1994       5

    Notes to Consolidated Financial Statements                        6-7

  Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                     8-9


Part II.  Other Information

  Item 1.  Legal Proceedings                                          10

  Item 6.  Exhibits and Reports on Form 8-K                           10


Signatures                                                            11


Exhibit Index                                                         12

PART I  -  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS



THE SCOTTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands)


                                          Three Months Ended
                                      January 1     December 31
                                        1994            1994

Net sales                            $  68,326        $  98,019
Cost of sales                           37,364           53,520

Gross profit                            30,962           44,499

Marketing                               12,921           19,902
Distribution                            10,976           14,540
General and administrative               5,010            5,967
Research and development                 2,004            2,765
Other expenses, net                         28              995

Income from operations                      23              330

Interest expense                         2,640            5,694

Loss before income tax benefit          (2,617)          (5,364)

Income tax benefit                      (1,060)          (2,226)

Net loss                             $  (1,557)       $  (3,138)

Net loss per common share                 (.08)            (.17)

Weighted average number of
   common shares outstanding            18,659           18,667



See Notes to Consolidated Financial Statements



THE SCOTTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

                                                          Three Months Ended
                                                        January 1   December 31
                                                          1994         1994

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                           $  (1,557)   $  (3,138)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                    4,603        5,801
         Postretirement benefits                             32          166
         Net increase in certain components of
            working capital                             (53,377)     (47,003)
         Net increase (decrease) in other assets and
            liabilities and other adjustments              (147)         354

               Net cash used in operating activities    (50,446)     (43,820)

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in plant and equipment, net                (4,985)      (5,012)
   Investment in Affiliate                                  -           (250)
   Acquisition of Sierra, net of cash acquired         (118,986)          -

               Net cash used in investing activities   (123,971)      (5,262)

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under term debt                           125,000           -
   Payments on term and other debt                         (141)        (727)
   Revolving lines of credit and bank line of
      credit, net                                        53,598       44,646

               Net cash provided by financing
                  activities                            178,457       43,919

Effect of exchange rate changes on cash                    (116)        (122)

Net increase (decrease) in cash                           3,924       (5,285)

Cash at beginning of period                               2,323       10,695

Cash at end of period                                  $  6,247     $  5,410

SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid, net of amount capitalized            $  1,958     $  2,082
   Income taxes paid                                      2,261          890
   Detail of entities acquired:
      Fair value of assets acquired                     138,933
      Liabilities assumed                               (19,947)
      Net cash paid for acquisition                     118,986


See Notes to Consolidated Financial Statements



THE SCOTTS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

                                   ASSETS

                                                      January 1   December 31   September 30
                                                        1994          1994         1994

Current Assets:
   Cash and cash equivalents                        $  6,247     $  5,410       $ 10,695
   Accounts receivable, less allowances
      of $3,056, $3,213 and $2,933, respectively      93,964      128,454        115,772
   Inventories                                       129,421      145,095        106,636
   Prepaid and other assets                           16,152       19,735         17,151
      Total current assets                           245,784      298,694        250,254

Property, plant and equipment, net                   122,320      141,556        140,105
Patents and other intangibles, net                    31,592       27,485         28,880
Goodwill                                             103,488      103,926        104,578
Other assets                                           5,558        4,957          4,767

      Total Assets                                  $508,742     $576,618       $528,584


                    LIABLITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Revolving credit line                            $ 45,303     $ 68,062       $ 23,416
   Current portion of term debt                       20,444        5,540          3,755
   Accounts payable                                   41,388       53,565         46,967
   Other current liabilities                          25,932       36,100         35,550
      Total current liabilities                      133,067      163,267        109,688

Long-term debt, less current portion                 205,640      217,618        220,130
Postretirement benefits other than pensions           26,678       27,180         27,014
Other liabilities                                      1,986        3,492          3,592

      Total Liabilities                              367,371      411,557        360,424

Commitments and Contingencies

Shareholders' Equity:
   Preferred Stock, $.01 par value in 1993             -
   Common Shares                                         211          211            211
   Capital in excess of par value                    193,353      193,418        193,450
   Retained earnings (deficit)                       (10,565)      10,737         13,875
   Cumulative translation gain (loss)                   (187)       2,136          2,065
   Treasury stock, 2,415 shares at cost              (41,441)     (41,441)       (41,441)
      Total Shareholders' Equity                     141,371      165,061        168,160

      Total Liabilities and Shareholders' Equity    $508,742     $576,618       $528,584


See Notes to Consolidated Financial Statements


THE SCOTTS COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements



1.   Organization and Basis of Presentation

     The Scotts Company ("Scotts") and its wholly owned subsidiaries, Hyponex Corporation ("Hyponex"), Republic Tool and Manufacturing Corp. ("Republic") and Scott-Sierra Horticultural Products Company ("Sierra"), (collectively, the "Company"), are engaged in the manufacture and sale of lawn care and garden products. The Company's business is highly seasonal with approximately 70% of sales occurring in the second and third fiscal quarters.

     The consolidated balance sheets as of January 1, 1994 and December 31, 1994, the related consolidated statements of income for the three month periods ended January 1, 1994 and December 31, 1994 and the related consolidated statements of cash flows for the three month periods ended January 1, 1994 and December 31, 1994 are unaudited; however, in the opinion of management, such financial statements contain all adjustments necessary for the fair presentation of the Company's financial position and results of operations. Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities Exchange Act of 1934, and should be read in conjunction with the financial statements and accompanying notes in the Company's fiscal 1994 Annual Report on Form 10-K.

2.   Inventories
     (in thousands)

     Inventories consisted of the following:

                  January 1         December 31         September 30
                    1994               1994                 1994


Finished Goods   $ 80,174             $ 85,314            $ 54,980
                   49,247               59,781              51,656

                 $129,421             $145,095            $106,636


3.   Reclassifications

     Certain reclassifications have been made to the prior periods' financial statements to conform to December 31, 1994 presentation.

THE SCOTTS COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements


4.   Acquisitions

     Effective December 16, 1993, the Company completed the acquisition of Grace-Sierra Horticultural Products Company now known as Scotts-Sierra Horticultural Products Company (all further references will be made as "Sierra"). Sierra is a leading international manufacturer and marketer of specialty fertilizers and related products for the nursery, greenhouse, golf course and consumer markets. Sierra manufactures controlled-release fertilizers in the United States and the Netherlands, as well as water-soluble fertilizers and specialty organics in the United States. Approximately one-quarter of Sierra's net sales are derived from European and other international markets; approximately one-quarter of Sierra's assets are internationally based.

     The following represents pro forma results of operations assuming the Sierra acquisition had occurred effective October 1, 1992 after giving effect to certain related adjustments, including depreciation and amortization on tangible and intangible assets, and interest on acquisition debt.

                                       Three Months Ended
                             (in thousands, except per share amounts)
                                            January 1
                                              1994

Net sales                                   $ 89,152
Net income (loss)                           $ (2,641)
Net income per common share                 $   (.14)

     The pro forma information provided does not purport to be indicative of actual results of operations if the Sierra acquisition had occurred as of October 1, 1992, and is not intended to be indicative of future results or trends.

5.   Accounting Issues

     In November 1992, the Financial Accounting Standard Board issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which changed the prevalent method of accounting for benefits provided after employment but before retirement. The Company adopted SFAS No. 112 in the first quarter of fiscal 1995. Since most of these benefits were already accounted for by the Company on the accrual method, the impact of adoption was not significant.

6.   Subsequent Event

     On January 26, 1995, the Company and the shareholders of Stern's Miracle-Gro Products, Inc. and affiliated companies (Miracle-Gro) entered into a merger agreement. The Company will issue $195 million face value convertible preferred stock convertible at $19 per share plus warrants exercisable over 8 1/2 years, to purchase three million shares at prices ranging from $21 to $29 per share. The preferred stock will pay quarterly dividends at an annual rate of 5.0%, will be non-callable for five years and will be subject to certain restrictions on transfer. The total purchase price is based on the fair value of the convertible preferred stock and warrants as of closing and is estimated to be approximately $200 million. The transaction requires approval of the Scotts shareholders.

ITEM II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Three Months Ended December 31, 1994, versus Three Months
Ended January 1, 1994

Net sales of $98,019,000 increased by $29,693,000 or approximately 43.5%. Net sales included net sales for Sierra, which was acquired by Scotts on December 16, 1993. On a pro forma basis, assuming the acquisition had taken place on October 1, 1992, net sales for the three months ended
December 31, 1994 would have increased by $8,867,000 or approximately 9.9%. Consumer Business Group sales of $55,748,000 increased by approximately 26%. On a pro forma basis, Consumer Business Group sales were up approximately 19.5%, resulting primarily from increased sales volume. Commercial Business Group (previously referred to as the Professional Business Group) sales of $27,906,000 increased by 46.1% but decreased, on a pro forma basis, by approximately 10.2%. Scotts management feels that this decrease reflects a continuing trend by golf course customers to order products closer to Spring usage and, therefore, management believes that sales expectations for the Commercial Business Group will be met by the end of the fiscal year. International sales of $14,365,000 increased by approximately 189.4%. On a pro forma basis, International sales increased by approximately 25.7%. The increase primarily reflected increased sales volume, partly due to the introduction of Scotts branded products into the Sierra distribution network.

Cost of sales for the three months ended December 31, 1994 represented 54.6% of net sales, nearly flat with cost of sales for 54.7% for the three months ended January 1, 1994.

Operating expenses of $44,169,000 increased by $13,230,000 or approximately 42.8%, which was proportional to the sales increase. On a pro forma basis, including Sierra operating expenses from October 1, 1992, operating expenses increased by approximately 8.4% reflecting slightly higher marketing expense and increased distribution expense related to higher sales.

Interest expense of $5,694,000 increased by $3,054,000 or approximately 115.7%. The increase was caused, in significant part, by increased borrowings for the Sierra acquisition, which were outstanding for the full three months ended December 31, 1994, and partly caused by higher interest rates for floating-rate bank debt this year and the higher rate payable with respect to the 9 7/8% Senior Subordinated Notes issued by Scotts last summer compared with the floating rate bank debt the notes replaced.

The net loss of $3,138,000 increased by $1,581,000 or approximately 101.5%, primarily due to increased interest expense which is discussed above.

Financial Position as at December 31, 1994

Capital expenditures for the year ending September 30, 1995 are expected to be approximately $23,000,000 which will be financed with cash provided by operations and utilization of existing credit facilities.

Current assets of $298,694,000 increased by $48,440,000 compared with current assets at September 30, 1994 and by $52,910,000 compared with current assets at January 1, 1994. The increase compared with September 30, 1994 is primarily attributable to the seasonal nature of Scotts' business, with inventory and accounts receivable levels generally being higher in December relative to September. The increase compared with January 1, 1994 was partly due to increased accounts receivable related to higher sales and also, in part, to higher inventory levels for Scotts and Hyponex products this year in anticipation of the upcoming peak selling season as well as higher inventories for golf course products which reflect lower than expected sales for the quarter ended December 31, 1994.

Current liabilities of $163,267,000 increased by $53,579,000 compared with current liabilities at September 30, 1994 and by $30,200,000 compared with current liabilities at January 1, 1994. The increase compared with September 30, 1994 is primarily caused by the seasonality of Scotts' business. The increase compared with January 1, 1994 is caused, in part, by increased short-term borrowings, higher trade payables and higher accrued liabilities this year reflecting somewhat higher working capital needs this year including higher accruals for interest and taxes.

Shareholders' equity of $165,061,000 decreased by $3,099,000 compared with shareholders' equity at September 30, 1994 and increased by $23,690,000 compared with shareholders' equity at January 1, 1994. The decrease compared with September 30, 1994 reflects the net loss for the three months ended
December 31, 1994. The increase compared with January 1, 1994 resulted primarily from net earnings for the twelve months ended December 31, 1994 which included a cumulative foreign currency adjustment related to translating the assets and liabilities of Sierra's foreign subsidiaries to U. S. dollars.

The primary sources of liquidity for the Company are funds generated by operations and borrowings under the Company's Credit Agreement. As amended, the Credit Agreement provides a revolving credit commitment of $150,000,000 through March 31, 1996 and provided $195,000,000 of term debt with scheduled maturities extending through September 30, 2000 until the prepayment discussed below. As of the date of this report, the Credit Agreement provides $93.1 million of term debt. The Credit Agreement contains financial covenants which, among other things, limit capital expenditures, require maintenance of Adjusted Operating Profit, Consolidated Net Worth and Interest Coverage (each as defined therein) and require the Company to reduce revolving credit borrowings to no more than $30,000,000 for 30 consecutive days each year.

On July 19, 1994, the Company issued $100,000,000 of 9 7/8%
Senior Subordinated Notes due August 1, 2004 ("Notes") at 99.212% of face value. The net proceeds of the offering were $96,354,000 after underwriting discount and expenses and this amount was used to prepay term debt outstanding under the Credit Agreement. Scheduled term debt maturities were adjusted to reflect the prepayment in accordance with the terms of the Credit Agreement. All of the notes are subordinated to other outstanding debt, principally to banks. The Notes are subject to redemption, at the Company's option, in whole or in part, at any time after August 1, 1999 at redemption prices specified in the Notes indenture. In order to redeem the Notes, the Company must obtain approval of the banks party to the Credit Agreement as specified therein.
The Notes include a limited number of financial covenants which are generally less restrictive than the financial covenants contained in the Credit Agreement.

The proposed merger of the Company and Stern's Miracle-Gro is described in Footnote No. 6 on page 7 of this Report. Any additional working capital needs resulting from the merger are expected to be financed through an increase in the amount of revolving credit available under the Company's Credit Agreement.

The seasonal volume of the Company's business is reflected in working capital requirements. Working capital requirements are greatest from November through May, the peak production period, and are at their highest in March. Working capital needs are relatively low in the summer months.

In the opinion of Scotts' management, cash flows from operations and capital resources will be sufficient to meet future debt service and working capital needs.

PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

         No response required.

Item 2-5.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) See Exhibit Index at page 12 for a list of the exhibits included herewith.

         (b) No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1994.

SIGNATURES



Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           THE SCOTTS COMPANY



Date___February 3, 1995___               /s/ Paul D. Yeager____________
                                             Paul D. Yeager
                                             Executive Vice President
                                             Chief Financial Officer
                                             Principal Accounting Officer

THE SCOTTS COMPANY

QUARTERLY REPORT ON FORM 10-Q FOR
FISCAL QUARTER ENDED DECEMBER 31, 1994



EXHIBIT INDEX




Exhibit                                                Page
Number                 Description                     Number

  2          Agreement and Plan of Merger dated     Incorporated herein
             as of January 26, 1995 among           by reference to
             Stern's Miracle-Gro Products,          the Registration
             Inc., Stern's Nurseries, Inc.,         Statement on
             Miracle-Gro Lawn Products, Inc.,       Form S-4 of The
             and Miracle-Gro Products Limited       Scotts Company
             (the "Miracle-Gro Constituent          filed with the
             Companies"), Horace Hagedorn,          Securities and Exchange
             James Hagedorn, Katherine Hagedorn     Commission on
             Littlefield, Paul Hagedorn, Peter      February 3, 1995
             Hagedorn, Robert Hagedorn, Susan       [Exhibit 2]
             Hagedorn and John Kenlon (the
             "Shareholders"), The Scotts
             Company ("Scotts") and XYZ
             Corporation ("Merger Subsidiary")

 11          Computation of Net Income Per              13
             Common Share


 27          Financial Data Schedule                    14