Form 10-Q
period 1995-04-01
SCOTTS COMPANY
filed 1995-05-12
CIK 825542

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D. C.  20549

  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                            15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 1, 1995

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

           18,667,064                 Outstanding at May 8, 1995
Common Shares, voting, no par value



                     Page 1 of 163 pages

                  Exhibit Index at page 18


             THE SCOTTS COMPANY AND SUBSIDIARIES

                            INDEX


                                                         Page  No.

Part  I.  Financial Information:

 Item 1.  Financial Statements
  Consolidated Statements of Income - Three month and six
month periods ended April 2, 1994 and April 1, 1995         3

  Consolidated Statements of Cash Flows - Six month periods
   ended April 2, 1994 and April 1, 1995                    4

  Consolidated Balance Sheets - April 2, 1994,
   April 1, 1995 and September 30, 1994                     5

  Notes to Consolidated Financial Statements                6-10

 Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations             11-13


Part II.  Other Information

 Item 1.  Legal Proceedings                                 14

 Item 4.  Submission of Matters to a Vote of Security
Holders                                                     14-15

 Item 5.  Other Information
                                                            16

 Item 6.  Exhibits and Reports on Form 8-K
                                                            16


Signatures                                                  17


Exhibit Index                                               18

              PART I  -  FINANCIAL INFORMATION
                 ITEM 1.  FINANCIAL STATEMENTS


             THE SCOTTS COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited)
            (in thousands except per share data)




                               Three Months Ended      Six  Months Ended
                               April 2    April 1      April 2    April 1
                                1994       1995         1994       1995

Net sales                    $207,424       $236,092    $275,750   $334,111
Cost of sales                 109,100        123,890     146,464    177,410

Gross profit                   98,324        112,202     129,286    156,701

Marketing                      32,990         36,768      45,911     56,670
Distribution                   24,888         30,479      35,864     45,019
General and administrative      9,331          6,997      14,341     12,964
Research and development        2,934          2,963       4,938      5,728
Other expenses, net               776          1,558         804      2,553

Income from operations         27,405         33,437      27,428     33,767

 Interest expense               4,917          8,114       7,557     13,808

Income before taxes            22,488         25,323      19,871     19,959

 Income taxes                   9,475         10,509       8,415      8,282

Net income                   $ 13,013        $14,814     $11,456    $11,677

Net income per common share  $    .69        $   .79     $   .61    $   .62

Weighted average number of
common shares outstanding      18,890         18,820      18,855     18,762



See Notes to Consolidated Financial Statements

             THE SCOTTS COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
                       (in thousands)



                                              Six Months Ended
                                             April 2   April 1
                                               1994      1995

CASH FLOWS FROM OPERATING
ACTIVITIES:
 Net income                                  $11,456    $11,677
 Adjustments to reconcile net income
 to net cash
   used in operating activities:
     Depreciation and amortization           10,777      11,908
     Postretirement benefits                     64         204
     Net increase in certain
       components of                       (120,160)   (133,319)
         working capital
     Net change in other assets and
         liabilities and other
         adjustments                            667        (504)

          Net cash used in operating        (97,196)   (110,034)
activities

CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in plant and equipment,         (12,436)    (10,891)
   net
 Investment in software                         -          (483)
 Investment in Affiliate                        -          (250)
 Acquisition of Sierra, net of cash             -
   acquired                                 (118,986)        -

          Net cash used in investing        (131,422)   (11,624)
            activities

CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings under term debt                  125,000        -
 Payments on term and other debt                (428)    (1,197)
 Revolving lines of credit and bank          106,295    118,378
   line of credit, net
 Issuance of Class A Common Stock                160        -
 Deferred financing costs incurred              -          (275)

          Net cash provided by              231,027     116,906
            financing activities

Effect of exchange rate changes on cash        (179)        676

Net increase (decrease) in cash               2,230      (4,076)

Cash at beginning of period                   2,323      10,695


Cash at end of period                        $4,553      $6,619

SUPPLEMENTAL CASH FLOW INFORMATION
 Interest paid, net of amount                $3,005   $  14,007
capitalized
 Income taxes paid                            9,164         996
 Detail of entities acquired:
  Fair value of assets acquired             144,501
  Liabilities assumed                       (25,515)
  Net cash paid for acquisition             118,986


See Notes to Consolidated Financial Statements

             THE SCOTTS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                         (Unaudited)
                       (in thousands)

                           ASSETS

                                      April 2     April 1   September 30

                                       1994        1995         1994

Current Assets:
Cash                                  $4,553       $6,619     $10,695
 Accounts receivable, less
allowances                            200,763     252,509     115,772
  of $2,784, $3,395 and $2,933,
respectively
 Inventories                          128,832     143,574     106,636

 Prepaid and other assets              16,832      22,841      17,151

  Total current assets                350,980     425,543     250,254

Property, plant and equipment, net    126,594     143,791     140,105
Patents and other intangibles, net     32,770      26,529      28,880
Goodwill                              106,842     103,224     104,578
Other assets                            4,957       9,755       4,767

  Total Assets                       $622,143    $708,842    $528,584


            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Revolving credit line                $98,000     $39,852     $23,416
 Current portion of term debt          20,417        -          3,755
 Accounts payable                      69,294      79,591      46,967
 Accrued liabilities                   33,425      24,258      31,167
 Accrued taxes                          7,990      22,331       4,383
  Total current liabilities           229,126     166,032     109,688

Long-term debt, less current          205,917     324,630     220,130
  portions
Postretirement benefits other than     26,710      27,218      27,014
  pensions
Other liabilities                       5,254       7,622       3,592

  Total Liabilities                   467,007     525,502     360,424

Shareholders' Equity:
 Common Shares, no par value              211         211         211
 Capital in excess of par value       193,618     193,155     193,450
 Retained earnings                      2,448      25,552      13,875
 Cumulative translation gain              300       5,863       2,065
 Treasury stock 2,415 shares at cost  (41,441)    (41,441)    (41,441)
  Total Shareholders' Equity          155,136     183,340     168,160

  Total Liabilities and             $ 622,143   $ 708,842    $528,584
Shareholders' Equity



See Notes to Consolidated Financial
Statements

             THE SCOTTS COMPANY AND SUBSIDIARIES
         Notes to Consolidated Financial Statements



1. Organization and Basis of Presentation

   The Scotts Company ("Scotts") and its wholly owned subsidiaries, Hyponex Corporation ("Hyponex"), Republic
   Tool and Manufacturing Corp. ("Republic") and Scott-
   Sierra Horticultural Products Company ("Sierra"),
   (collectively, the "Company"), are engaged in the manufacture and sale of lawn care and garden products.
   The Company's business is highly seasonal with approximately 70% of sales occurring in the second and third fiscal quarters.

   The consolidated balance sheets as of April 2, 1994 and April 1, 1995, the related consolidated statements of income for the three and six month periods ended
   April 2, 1994 and April 1, 1995 and the related consolidated statements of cash flows for the six month periods ended April 2, 1994 and April 1, 1995 are unaudited; however, in the opinion of management, such financial statements contain all adjustments necessary for the fair presentation of the Company's financial position and results of operations. Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities Exchange
   Act of 1934, and should be read in conjunction with the financial statements and accompanying notes in the Company's fiscal 1994 Annual Report on Form 10-K.

2. Reclassifications

   Certain reclassifications have been made to the prior periods' financial statements to conform to April 1, 1995 presentation.

3. Inventories
   (in thousands)

   Inventories consisted of the following:

                              April 2      April 1     September 30
                               1994         1995          1994


   Raw material               $53,302      $56,326       $51,656
   Finished products           75,530       87,248        54,980
     Total Inventories       $128,832     $143,574      $106,636

             THE SCOTTS COMPANY AND SUBSIDIARIES
         Notes to Consolidated Financial Statements


4. Long-Term Debt
   (in thousands)
                                    9/30/94        4/1/95

       Revolving Credit Line        $53,416       $264,321
       Senior Subordinated
       Notes                         99,221         99,267
       ($100 million face
       amount)
       Term Loan                     93,598           -
       Capital Lease                  1,066            894
         Obligations
                                    247,301        364,482
       Less current portions         27,171         39,852

                                   $220,130       $324,630


   On March 17, 1995, the Company entered into the Fourth
   Amended and Restated Credit Agreement ("Agreement") with
   Chemical Bank ("Chemical") and various participating banks. The Agreement provides, on an unsecured basis, up to $375 million to the Company, comprised of an uncommitted competitive advance facility and a committed revolving credit facility through the scheduled termination date of March 31, 2000. The Agreement contains a requirement limiting the maximum amount borrowed to $225 million for a minimum of 30 consecutive days each fiscal year. Expenses expected to be incurred related to the Agreement are approximately $500,000 and will be deferred.

   Interest pursuant to the commercial paper/competitive advance facility is determined by auction. Interest pursuant to the revolving credit facility is at a floating rate initially equal, at the Company's option, to the Alternate Base Rate as defined in the Agreement without additional margin or the Eurodollar Rate as defined in the Agreement plus a margin of .3125% per annum, which margin may be decreased to .25% or increased up to .625% based on the higher of the unsecured debt ratings of the Company. Applicable interest rates for the facilities ranged from 6.33% to 9.00% at April 1, 1995. The Agreement provides for the payment of an annual administration fee of $100,000 and a facility fee of .1875% per annum, which fee may be reduced to .15% or increased up to .375% based on the higher of the unsecured debt ratings of the Company.

   The Agreement contains certain financial and operating covenants, including maintenance of interest coverage ratios, maintenance of consolidated net worth, and restrictions on additional indebtedness and capital expenditures. The Company was in compliance with all required covenants at April 1, 1995.

   Maturities of term debt for the next five years are as follows: (in thousands)

       Fiscal Year
       1995                   $  39,592
       1996                         404
       1997                         149
       1998                          68
       1999                          -
       2000 and thereafter      325,000

             THE SCOTTS COMPANY AND SUBSIDIARIES
         Notes to Consolidated Financial Statements


5. Foreign Exchange Instruments

   The Company enters into forward foreign exchange and currency options contracts to hedge its exposure to fluctuations in foreign currency exchange rates. These contracts generally involve the exchange of one currency for a second currency at some future date.
   Counterparties to these contracts are major financial institutions. Gains and losses on these contracts generally offset gains and losses on the assets, liabilities and transactions being hedged.

   Realized and unrealized foreign exchange gains and losses are recognized and offset foreign exchange gains or losses on the underlying exposures. Unrealized gains and losses that are designated and effective as hedges on such transactions are deferred and recognized in income in the same period as the hedged transactions.
   The net unrealized gain deferred totaled $646,715 at April 1, 1995.

   At April 1, 1995, the Company's European operations had foreign exchange risk in various European currencies tied to the Dutch guilder. These currencies are: the Australian Dollar, Belgian Franc, German Mark, Spanish
   Peseta, French Franc, British Pound and the U. S.
   Dollar. The Company's U. S. operations have foreign exchange rate risk in the Canadian Dollar, the Dutch
   Guilder and the British Pound which are tied to the
   U. S. Dollar. As of April 1, 1995, the Company had outstanding forward foreign exchange contracts with a contract value of approximately $26.7 million and outstanding purchased currency options with a contract value of approximately $3.3 million. These contracts have maturity dates ranging from April 6, 1995 to July
   13, 1995.

6. Acquisitions

   Effective December 16, 1993 the Company completed the acquisition of Grace-Sierra Horticultural Products
   Company now known as Scotts-Sierra Horticultural
   Products Company (all further references will be made as "Sierra"). Sierra is a leading international manufacturer and marketer of specialty fertilizers and related products for the nursery, greenhouse, golf course and consumer markets. Sierra manufactures controlled-release fertilizers in the United States and the Netherlands, as well as water-soluble fertilizers and specialty organics in the United States.
   Approximately one-quarter of Sierra's net sales are derived from European and other international markets;
   approximately one-quarter of Sierra's assets are internationally based.

   On January 26, 1995, the Company, the shareholders (the
   "Miracle-Gro Shareholders") of Stern's Miracle-Gro
   Products, Inc. and affiliated companies (the "Miracle-
   Gro Companies"), and the Miracle Gro Companies entered into an Agreement and Plan of Merger (the "Miracle-Gro
   Agreement"). On April 6, 1995, the Company's shareholders approved certain matters necessary to permit the consummation of the transactions contemplated by the Miracle-Gro Agreement. Such transactions still require the approval of the Federal Trade Commission
   (the "FTC") which is currently having discussions with the Company. The Company expects a decision by the FTC during May 1995. The Miracle-Gro Agreement, as amended, provides that, upon consummation of the transactions contemplated thereby, the Company will issue $195 million face amount of convertible preferred stock and warrants to purchase three million common shares. The convertible preferred stock will be convertible into common shares at $19 per share (subject to adjustment), will pay annual dividends at a rate of 5.0%, will not be subject to redemption by the Company for five years and will be subject to certain restrictions on transfer.
   The warrants will be exercisable over eight and one half years at prices ranging from $21 to $29 per share. The transactions contemplated by the Miracle-Gro Agreement, as amended, will be accounted for as a purchase, of which the fair value was estimated to be approximately
   $200 million as of January 26, 1995.

             THE SCOTTS COMPANY AND SUBSIDIARIES
         Notes to Consolidated Financial Statements


   The following pro forma results of operations give effect to the above Sierra acquisition as if it had occurred on October 1, 1992 and Miracle-Gro merger as if it had occurred on October 1, 1993.

                                   Six Months Ended
                             (in thousands, except per
                             share amounts)
                                 April 2       April 1
                                  1994           1995

   Net sales                  $  349,979     $  393,618

   Net income                 $   19,179     $   18,394

   Net income per common
   share -                    $      .66     $      .63
       primary and fully-
       diluted

   Miracle-Gro contributes net sales of $59,507 and $53,403, net income of $6,717 and $7,830 and net income per common share of $.01 and $.06 for the six months ended
   April 1, 1995 and April 2, 1994, respectively. For purposes of computing earnings per share, the convertible preferred stock is considered a common stock equivalent. Pro forma primary and fully-diluted earnings per share for the six months ended April 1, 1995 and April 2, 1994 are calculated using the weighted average common shares outstanding for Scotts of 18,762 and 18,855, respectively and the common shares that would have been issued assuming conversion of preferred stock at the beginning of the year to 10,263 common shares.
   The computation of pro forma primary earnings per share assuming reduction of earnings for preferred dividends and no conversion of preferred stock was anti-dilutive.

   The pro forma information provided does not purport to be indicative of actual results of operations that would have occurred had the Sierra acquisition and Miracle-Gro merger occurred on October 1, 1992 and October 1, 1993, respectively, and is not intended to be indicative of future results or trends.

7. Contingencies

   The Company is involved in various lawsuits and claims which arise in the normal course of business. In the opinion of management, these claims individually and in the aggregate are not expected to result in a material adverse effect on the Company's financial position or result of operations, however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters. The following details the more significant of these matters.

   The Company has been involved in studying a landfill to which it is believed some of the Company's solid waste had been hauled in the 1970s. In September 1991, the Company was named by the Ohio Environmental Protection
   Agency ("Ohio EPA") as a Potentially Responsible Party
   ("PRP") with respect to this landfill. Pursuant to a consent order with the Ohio EPA, the Company together with four other PRPs identified to date, is investigating the extent of contamination at the landfill and developing a remediation program.

   In July 1990, the Company was directed by the Army Corps of Engineers (the "Corps") to cease peat harvesting operations at its New Jersey facility. The Corps has alleged that the peat harvesting operations were in violation of the Clean Water Act ("CWA"). The United

             THE SCOTTS COMPANY AND SUBSIDIARIES
         Notes to Consolidated Financial Statements


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended April 1, 1995, versus Three Months Ended
April 2, 1994

Net sales increased 13.8% to $236,092,000. Consumer Business Group sales of $181,975,000 increased by approximately 15.1% resulting from sales volume increases primarily in lawn fertilizers. Increased demand for seed, organics and spreaders also contributed to the sales increase, but to a lesser extent. Commercial Business Group (previously referred to as the Professional Business Group) sales of $34,610,000 increased by approximately 0.4% reflecting a continuing trend by golf course customers to order closer to spring usage. The peak Commercial selling season is August to November. International sales increased by approximately 30.9% to $19,507,000. Volume has been the primary factor of the International sales increase (approximately 19.4%) reflecting the continued positive impact from the introduction of U.S. produced Scotts products in the Sierra International distribution network. In addition, sales were aided by favorable exchange rates due to the weak dollar (approximately 11.5%).

Cost of sales for the three months ended April 1, 1995 comprised 52.5% of net sales, nearly flat with cost of sales for the three months ended April 2, 1994, which represented
52.6%.

Operating expenses increased by approximately 11.1% including increased marketing spending for national advertising and promotion programs reflecting a continuing commitment to supporting the brand and stimulating sales and increased distribution expense related to increased sales volume and higher freight rates. These increases were partially offset by lower general and administrative expenses due to synergies achieved from the integration of Sierra.

Interest expense increased approximately 65%. The increase is primarily the result of increased interest rates and a modest increase in borrowing levels to support a higher level of inventories and receivables resulting from increases in sales.

Net income of $14,814,000 increased by $1,801,000 or approximately 13.8%, as a result of increased operating income offset in part by increased interest expense.

Six Months Ended April 1, 1995 versus Six Months Ended April
2, 1994

Net sales increased to $334,111,000, up approximately 21.2%. Net sales included net sales for Sierra, which was acquired by Scotts on December 16, 1993. On a pro forma basis, assuming the acquisition had taken place on October 1, 1993, net sales for the six months ended April 1, 1995 would have increased by $37,535,000 or approximately 12.7%. Consumer Business Group sales increased by approximately 17.5%, resulting primarily from increased sales volume, a portion of which relates to new pre-season promotion programs with major retailers. Increased demand in lawn fertilizers and to a lesser extent demand for seed, organics and spreaders also contributed to the increase. Commercial Business Group sales increased by 16.7% due to the inclusion of net sales for Sierra. International sales increased by approximately 70.5% due to gains in these markets combined with continued positive impact resulting from the introduction of U.S. produced Scotts products into the Sierra International distribution network (approximately 13.6%), the inclusion of net sales for Sierra (41.9%) and favorable exchange rates due to the weakening dollar (approximately 15%).

Cost of sales represented 53.1% of net sales, flat with cost of sales for the six months ended April 2, 1994.

Operating expenses increased approximately 20.7% which was proportional to the sales increase. On a pro forma basis, including Sierra from October 1, 1993, operating expenses increased by approximately 10.1% reflecting higher marketing expense and distribution expense related to higher sales partially offset by lower general and administrative expenses due to synergies of the Sierra integration.

Interest expense increased approximately 82.7%. The increase was caused by higher interest rates on the floating-rate bank debt and the 9 7/8% Senior Subordinated notes compared with the floating rate bank debt the notes replaced, borrowings to fund the Sierra acquisition, which were outstanding for the full six months ended April 1, 1995, as compared to 3.5 months for the previous period and an increase in borrowing levels to support increases in accounts receivable and inventories resulting from increased sales.

Net income of $11,677,000 increased by $221,000. The increase was primarily attributable to increased operating income offset by the higher interest expense discussed above.

Financial Position as of April 1, 1995

Capital expenditures for the year ending September 30, 1995 are expected to be approximately $23,000,000, which will be financed with cash provided by operations and utilization of existing credit facilities.

The seasonal volume of the Company's business is reflected in working capital requirements. Working capital requirements are greatest from November through May, the peak production period, and are at their highest in March.
Working capital needs are relatively low in the summer months.

Current assets increased by $175,289,000 compared with September 30, 1994, and by $74,563,000 compared with April
2, 1994. The increase compared with September 30, 1994 is primarily attributable to the seasonal nature of Scotts' business, with inventory and accounts receivable levels generally being higher at the end of March relative to September. The increase as compared with April 2, 1994 is primarily due to higher level of receivables which is consistent with the year-to-year sales increase and higher inventory levels needed to support increased sales.

Current liabilities increased by $56,344,000 compared with September 30, 1994 and decreased by $63,094,000 compared with April 2, 1994. The increase compared with September 30, 1994 is primarily caused by the seasonality of Scotts' business. The decrease compared with April 2, 1994 is caused by a decrease in short term debt which resulted from the requirements of the Fourth Amended and Restated Credit Agreement ("the Agreement") dated as of March 17, 1995 entered into by the Company with Chemical Bank and various participating banks which requires the Company to reduce revolving credit borrowings to no more than $225,000,000 for 30 consecutive days each year as compared to $30,000,000 in the Company's prior amended credit Agreement resulting in a reclassification from short-term to long-term. The decrease was partially offset by an increase in accounts payable needed to support the increase in sales.

Long-term debt increased by $104,500,000 compared with September 30, 1994 and increased $118,713,000 compared with April 2, 1994. The increase compared with September 30, 1994 is caused by the seasonality of the business. The increase compared with April 2, 1994 is caused by the reclassification from short-term to long-term of the borrowings under the Agreement discussed above and a moderate increase in borrowings to support increases in accounts receivable and inventories resulting from increased sales.

Shareholders' equity increased $15,180,000 compared with September 30, 1994 primarily due to $11,677,000 of net income for the six months ended April 1, 1995 and to the change in the cumulative foreign currency adjustment related to the translation of the assets and liabilities of foreign subsidiaries to U.S. dollars. Shareholders' equity increased $28,204,000 compared with April 2, 1994 primarily due to net income of $23,104,000 for the twelve months ended April 1, 1995 and the change in the cumulative foreign currency adjustment related to the translation of the assets and liabilities of foreign subsidiaries to U.S. dollars.

The primary sources of liquidity for the Company are funds generated by operations and borrowings under the Company's Credit Agreement. The Credit Agreement was amended in March 1995. As amended, the Credit Agreement provides, on an unsecured basis, up to $375 million through March 31, 2000, and does not contain a term loan facility. Additional information on the Credit Agreement is described in Footnote No. 4 on page 7 of this report.

The Company has foreign exchange rate risk related to international earnings and cash flows. A management program was designed to minimize the exposure to adverse currency impacts on the cash value of the Company's non-local currency receivables and payables, as well as the associated earnings impact. Beginning in January 1995, the Company entered into forward foreign exchange contracts and purchased currency options tied to the economic value of receivables and payables and expected cash flows denominated in non-local foreign currencies. Management anticipates that these financial instruments will act as an effective hedge against the potential adverse impact of exchange rate fluctuations on the Company's results of operations, financial condition and liquidity. It is recognized, however, that the program will minimize but not completely eliminate the Company's exposure to adverse currency movements.

As of April 1, 1995, the Company's European operations had foreign exchange risk in various European currencies tied to the Dutch guilder. These currencies are: the Australian Dollar, Belgian Franc, German Mark, Spanish Peseta, French Franc, British Pound and the U. S. Dollar. The Company's U.S. operations have foreign exchange rate risk in the Canadian Dollar, Dutch Guilder and the British Pound which are tied to the U.S. Dollar. As of April 1, 1995, outstanding foreign exchange forward contracts had a contract value of approximately $26.7 million and outstanding purchased currency options had a contract value of approximately $3.3 million. These contracts have maturity dates ranging from April 6, 1995 to July 13, 1995.

The pending transactions involving the Company and Stern's
Miracle-Gro Products, Inc. and its affiliated companies are described in Footnote No. 6 to the Company's Consolidated
Financial Statements on pages 8 and 9 of this Report. Any additional working capital needs resulting from those transactions are expected to be financed through funds available under the amended credit Agreement described above.

In the opinion of the Company's management, cash flows from operations and capital resources will be sufficient to meet future debt service and working capital needs.

Accounting Issues

In March 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of" which establishes accounting standards for the impairment of long lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used for long lived assets and certain identifiable intangibles to be disposed of. The Company's current policies are in accordance with SFAS No. 121.

                 PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     Please see the information provided in Footnote 7 on page 9 of this Report, which information is incorporated herein by reference.

Item 2-3.

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of the Company was held in Dublin, Ohio on April 6, 1995. The meeting was held for the purpose of electing a board of directors and ratifying several proposals.

     The results of the vote of the shareholders for each of the proposals is as follows:

     A. The proposal to elect three directors for terms of one year, to elect three directors for terms of two years and to elect three directors for terms of three years:

         Nominee      Votes For    Withheld     Not Voted

     For terms of one year:

     Theodore Host    14,230,441   171,990      4,264,633
     Karen Gordon     14,230,791   171,640      4,264,633
       Mills
     Tadd C. Seitz    14,232,781   169,650      4,264,633

     For terms of
     two years:

     James B Beard    14,232,781   169,650      4,264,633
     John M.          14,232,781   169,650      4,264,633
       Sullivan
     L. Jack Van      14,232,781   169,650      4,264,633
       Fossen

     For terms of
     three years:

     John S.          14,230,413   172,018      4,264,633
       Chamberlin
     Joseph P.        14,230,413   172,018      4,264,633
       Flannery
     Donald A.        14,232,781   169,650      4,264,633
       Sherman

     Each of the foregoing persons was elected as a director of the Company.

     B. The proposal to approve the acquisition of one-third or more but less than a majority of the voting power of the Company by the shareholders of Stern's Miracle-Gro Products, Inc., Stern's
        Nurseries, Inc., Miracle-Gro Lawn Products Inc., and Miracle-Gro Products Limited.

                                                  Broker
          For         Against       Abstain      Non Votes

      12,386,583      113,192       70,473       6,096,816

        This proposal was approved.

     C. The proposal to amend Article FOURTH of the Amended
        Articles of Incorporation of the Company to increase the authorized number of common shares from 35,000,000 shares to 50,000,000 shares and to authorize a class of 195,000 voting preferred shares designated Class A Convertible Preferred
        Stock.

                                                  Broker
          For         Against       Abstain      Non Votes

      14,868,490      390,083       174,454      3,234,037

        This proposal was approved.

     D. The proposal to amend the Amended Articles of Incorporation of the Company to add a new Article
        NINTH - a procedure for further amending the Amended Articles of Incorporation.

                                                  Broker
          For         Against       Abstain      Non Votes

      12,499,636     1,800,798      174,599      4,192,031

        This proposal was approved.

     E. The proposal to amend Subparagraph (A) and (B) of
        Section 2.02 of the Code of Regulations of the Company to change the number and classification of Directors and term of office.

                                                  Broker
          For         Against       Abstain      Non Votes

      11,208,636     1,159,857      201,755      6,096,816

        This proposal was approved.

     F. The proposal to amend Subparagraph (C) of Section
        2.02 of the Code of Regulations of the Company in order to eliminate the authority of the directors to increase the number of directors beyond twelve directors.

                                                  Broker
          For         Against       Abstain      Non Votes

      14,659,401      460,251       95,765       3,451,647

        This proposal was approved.

     G. The proposal to amend Section 6.01 of the Code of Regulations of the Company to increase to two-thirds the vote to amend Sections 1.02, 2.02 and
        6.01 of the Code of Regulations.

                                                  Broker
          For         Against       Abstain      Non Votes

       8,482,140     2,536,629      207,633      7,440,662

        This proposal was defeated.

Item 5.  Other Information.

     On January 26, 1995, the Company, the Miracle-Gro Shareholders and the Miracle Gro Companies entered into the Miracle-Gro Agreement. On April 6, 1995, the Company's shareholders approved certain matters necessary to permit the consummation of the transactions contemplated by the Miracle-Gro Agreement. Such transactions still require the approval of the FTC which is currently having discussions with the Company. A decision by the FTC should be made during May 1995. The Miracle-Gro Agreement, as amended, provides that, upon consummation of the transactions contemplated thereby, the Company will issue $195 million face amount of convertible preferred stock and warrants to purchase three million common shares. The convertible preferred stock will be convertible into common shares at $19 per share (subject to adjustment), will pay annual dividends at a rate of 5.0%, will not be subject to redemption by the Company for five years and will be subject to certain restrictions on transfer. The warrants will be exercisable over eight and one half years at prices ranging from $21 to $29 per share. The transactions contemplated by the Miracle-Gro Agreement, as amended, will be accounted for as a purchase, of which the fair value was estimated to be approximately $200 million as of January 26, 1995.



Item 6.  Exhibits and Reports on Form 8-K.

     (a) See Exhibit Index at page 18 for a list of the exhibits included herewith.

     (b) No reports on Form 8-K were filed during the fiscal quarter ended
             April 1, 1995.

                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                         THE SCOTTS COMPANY



Date  May 11, 1995                     /s/  Paul D. Yeager
                                       Paul D. Yeager
                                       Executive Vice President
                                       Chief Financial Officer
                                       Principal Accounting Officer

                     THE SCOTTS COMPANY

              QUARTERLY REPORT ON FORM 10-Q FOR
             FISCAL QUARTER ENDED APRIL 1, 1995


                        EXHIBIT INDEX

 Exhibit                                           Page
 Number            Description                    Number

  2(a)    Agreement and Plan of Merger       Incorporated
          dated as of January 26, 1995       herein by
          among Stern's Miracle-Gro          reference to
          Products, Inc., Stern's            the
          Nurseries, Inc., Miracle-Gro       Registration
          Lawn Products Inc., and            Statement on
          Miracle-Gro Products Limited       Form S-4 of The
          (the "Miracle-Gro                  Scotts Company
          Constituent Companies"),           filed with the
          Horace Hagedorn, James             Securities and
          Hagedorn, Katherine Hagedorn       Exchange
          Littlefield, Paul Hagedorn,        Commission on
          Peter Hagedorn, Robert             February 4,
          Hagedorn, Susan Hagedorn and       1995
          John Kenlon, (the "Miracle-        (Registration
          Gro Shareholders"), The            No.
          Scotts Company and ZYX             33-57595)
          Corporation                        (Exhibit 2)

  2(b)    Amendment No. 1, dated as of       Pages 19
          May 1, 1995, among the             through 31
          Miracle-Gro Constituent
          Companies, the Miracle-Gro
          Shareholders, The Scotts
          Company, ZYX Corporation,
          Hagedorn Partnership, L.P.
          and Community Funds, Inc.

  4(a)    Amended Articles of                Incorporated
          Incorporation of The Scotts        herein by
          Company as filed with the          reference to
          Ohio Secretary of State on         the Annual
          September 20, 1994                 Report on Form
                                             10-K for the
                                             fiscal year
                                             ended
                                             September 30,
                                             1994 of The
                                             Scotts Company
                                             (File No. 0-
                                             19768)
                                             (Exhibit 3(a))

  4(b)    Certificate of Amendment by        Pages 32
          Shareholders to the Articles       through 41
          of Incorporation of The
          Scotts Company as filed with
          the Ohio Secretary of State
          on May 4, 1995

  4(c)    Regulations of The Scotts          Pages 42
          Company (reflecting                through 58
          amendments adopted by the
          shareholders of The Scotts
          Company on April 6, 1995)

  4(d)    Fourth Amended and Restated        Pages 59
          Credit Agreement dated as of       through 161
          March 17, 1995 among The
          Scotts Company, Chemical
          Bank, the lenders party
          thereto and Chemical Bank,
          as agent

   11     Computation of Net Income          Page 162
          Per Common Share

   27     Financial Data Schedule            Page 163