Form 10-Q
period 1995-07-01
SCOTTS COMPANY
filed 1995-08-15
CIK 825542

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D. C.  20549

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 1, 1995

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

          18,672,064                      Outstanding at August 9, 1995
Common Shares, voting, no par value






                     Page 1 of 18 pages

                  Exhibit Index at page 16





             THE SCOTTS COMPANY AND SUBSIDIARIES

                            INDEX




                                                      Page No.

Part  I.  Financial Information:

 Item 1.  Financial Statements (unaudited)
  Consolidated Statements of Income
   - Three month and nine month periods ended
   July 2, 1994 and July 1, 1995                          3

  Consolidated Statements of Cash Flows - Nine month
   periods ended July 2, 1994 and July 1, 1995            4

  Consolidated Balance Sheets - July 2, 1994,
   July 1, 1995 and September 30, 1994                    5

  Notes to Consolidated Financial Statements              6-10

 Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations           11-13


Part II.  Other Information

 Item 1.  Legal Proceedings                               14

 Item 6.  Exhibits and Reports on Form 8-K                14


Signatures                                                15


Exhibit Index                                             16


                           Page 2



              PART I  -  FINANCIAL INFORMATION
               ITEM 1.  FINANCIAL STATEMENTS


             THE SCOTTS COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited)
            (in thousands except per share data)



                                 Three Months Ended              Nine Months Ended
                                July 2           July 1         July 2         July 1
                                 1994              1995          1994           1995

Net sales                    $200,915          $229,028        $476,665      $563,139
Cost of sales                 104,539           120,515         251,003       297,925

Gross profit                   96,376           108,513         225,662       265,214

Marketing                      32,765            38,867          78,676        95,537
Distribution                   30,730            35,714          66,594        80,733
General and administrative      7,781             7,344          22,122        20,308
Research and development        2,814             2,515           7,752         8,243
Other expenses, net               950             1,060           1,754         3,613

Income from operations         21,336            23,013          48,764        56,780

 Interest expense               4,749             6,838          12,306        20,646

Income before taxes            16,587            16,175          36,458        36,134

 Income taxes                   7,182             5,630          15,597        13,912

Net income                   $  9,405         $  10,545       $  20,861      $ 22,222

Net income per common share  $    .50         $     .45       $    1.11      $   1.09

Weighted average number of
   common shares               18,811            23,580          18,840        20,380
      outstanding



See Notes to Consolidated Financial Statements





             THE SCOTTS COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
                       (in thousands)


                         Nine Months Ended
                                               July 2        July 1
                                                1994          1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                  $  20,861     $   22,222
 Adjustments to reconcile net income to
   net cash
   provided by operating activities:
     Depreciation and amortization              16,424         18,427
     Postretirement benefits                        96            242
     Net increase in certain components
      of working capital                       (13,388)       (15,036)
     Net change in other assets and
         liabilities and other                  (4,465)          (203)
            adjustments

          Net cash provided by operating        19,528         25,652
             activities

CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in plant and equipment, net        (21,655)       (15,098)
 Investment in other assets                        -             (599)
 Investment in Affiliate                           -             (250)
 Acquisition of Sierra, net of cash           (118,986)           -
    acquired
Cash acquired in merger with Miracle-Gro           -            6,448

          Net cash used in investing          (140,641)        (9,499)
             activities

CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings under term debt                    125,000        113,500
 Payments on term and other debt                (5,691)        (1,353)
 Revolving lines of credit and bank line         7,208       (128,121)
    of credit, net
 Issuance of Class A Common Stock                  160            -
 Deferred financing costs incurred                  -            (473)
 Dividends on preferred stock                       -          (1,122)

          Net cash provided by (used in)       126,677        (17,569)
             financing activities

Effect of exchange rate changes on cash            925          1,393

Net increase (decrease) in cash                  6,489            (23)

Cash at beginning of period                      2,323         10,695

Cash at end of period                        $   8,812       $ 10,672

SUPPLEMENTAL CASH FLOW INFORMATION
 Interest paid, net of amount capitalized    $   7,430       $ 17,610
 Income taxes paid                              14,229         10,855
 Detail of entities acquired:
  Fair value of assets acquired                144,501        235,564
  Liabilities assumed                          (25,515)       (39,875)
  Net cash paid for acquisition of Sierra      118,986            -
  Preferred stock issued for acquisition                      177,255
     of Miracle-Gro
  Warrants issued for acquisition of                           14,434
     Miracle-Gro

       See Notes to Consolidated Financial Statements

             THE SCOTTS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                         (Unaudited)
                       (in thousands)

                           ASSETS

                                     July 2      July 1     September 30
                                      1994        1995           1994

Current Assets:
 Cash                             $    8,812   $ 10,672     $ 10,695
 Accounts receivable, less
allowances                            90,468    142,309      115,772
  of $3,442, $4,313 and $2,933,
respectively
 Inventories, net                    106,444    155,550      106,636
 Prepaid and other assets             16,379     20,838       17,151
  Total current assets               222,103    329,369      250,254

Property, plant and equipment,       131,812    145,721      140,105
   net
Trademarks and other                  31,308    115,401       28,880
intangibles, net
Goodwill                             106,453    185,810      104,578
Other assets                           4,736     20,858        4,767

  Total Assets                     $ 496,412  $ 797,159    $ 528,584


            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Revolving credit line            $     913    $  14,545   $  23,416
 Current portion of term debt        20,403          508       3,755
 Accounts payable                    37,387       62,820      46,967
 Accrued liabilities                 32,559       38,874      31,167
 Accrued taxes                        8,687       17,925       4,383
  Total current liabilities          99,949      134,672     109,688

Term debt, less current portion     198,000      243,041     220,130
Postretirement benefits other        26,742       27,256      27,014
than pensions
Other liabilities                     5,979        7,929       3,592

  Total Liabilities                 330,670      412,898     360,424

Shareholders' Equity:
 Preferred stock                       -         177,255        -
 Common Shares, no par value            211          211         211
 Capital in excess of par value     193,724      207,569     193,450
 Retained earnings                   11,853       34,975      13,875
 Cumulative translation               1,395        5,692       2,065
    adjustments
 Treasury stock, 2,415 shares at    (41,441)     (41,441)    (41,441)
    cost
  Total Shareholders' Equity        165,742      384,261     168,160

  Total Liabilities and           $ 496,412    $ 797,159   $ 528,584
     Shareholders' Equity



See Notes to Consolidated
Financial Statements

             THE SCOTTS COMPANY AND SUBSIDIARIES
         Notes to Consolidated Financial Statements


1. Organization and Basis of Presentation

   The Scotts Company ("Scotts") and its wholly owned subsidiaries, Hyponex Corporation ("Hyponex"), Republic
   Tool and Manufacturing Corp. ("Republic"), Scotts-Sierra
   Horticultural Products Company ("Sierra") and Scotts
   Miracle-Gro Products, Inc. ("Miracle-Gro"),
   (collectively, the "Company"), are engaged in the manufacture and sale of lawn care and garden products.
   The Company's business is highly seasonal with approximately 70% of sales occurring in the second and third fiscal quarters.

   The consolidated balance sheets as of July 2, 1994 and July 1, 1995, the related consolidated statements of income for the three and nine month periods ended
   July 2, 1994 and July 1, 1995 and the related consolidated statements of cash flows for the nine month periods ended July 2, 1994 and July 1, 1995 are unaudited; however, in the opinion of management, such financial statements contain all adjustments necessary for the fair presentation of the Company's financial position and results of operations. Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities Exchange
   Act of 1934, and should be read in conjunction with the financial statements and accompanying notes in the Company's fiscal 1994 Annual Report on Form 10-K.

2. Mergers and Acquisitions

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

   Effective May 19, 1995, the Company completed the merger with Stern's Miracle-Gro Products, Inc. and affiliated companies for an aggregate purchase price of approximately $195,689,000. The merger cost was comprised of $195,000,000 face amount of convertible preferred stock of Scotts with a fair value of $177,255,000, warrants to purchase 3,000,000 common shares of Scotts with a fair value of $14,434,000 and $4,000,000 of estimated transaction costs. The preferred stock has a dividend yield of 5.0% and is convertible into common shares of Scotts at $19.00 per share. The warrants are exercisable for 1,000,000 common shares at $21.00 per share, 1,000,000 common shares at $25.00 per share and 1,000,000 common shares at $29.00 per share. The fair value of the warrants has been included in capital in excess of par value in the Company's July 1, 1995 balance sheet.

   Miracle-Gro is engaged in the marketing and distribution of plant foods and lawn and garden products primarily in the United States and Canada and Europe. On
   December 31, 1994, Miracle-Gro Products Limited ("MG
   Limited"), a subsidiary of Miracle-Gro, entered into an agreement to exchange its equipment and a license for distribution of Miracle-Gro products in certain areas of Europe for a 32.5% equity interest in a U.K. based garden products company. The initial period of the license is five years and may be extended up to twenty years from January 1, 1995, under certain circumstances set forth in the license agreement.

             THE SCOTTS COMPANY AND SUBSIDIARIES
         Notes to Consolidated Financial Statements


   MG Limited is entitled to annual royalties for the first five years of the license. The Company accounts for this investment on the equity method.

   The Federal Trade Commission ("FTC"), in granting permission for the Miracle-Gro acquisition, required that the Company divest its Peters line of consumer water soluble fertilizers. See Note 8.

   The merger has been accounted for using the purchase method. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of purchase price over the estimated fair values of the net assets acquired
   ("goodwill") of approximately $83,506,000 is being amortized on a straight-line basis over 40 years.
   Miracle-Gro's results of operations have been included in the Consolidated Statements of Income from the acquisition date of May 19, 1995.

   The following pro forma results of operations give effect to the above Sierra acquisition as if it had occurred on October 1, 1992 and the Miracle-Gro acquisition as if it had occurred on October 1, 1993.

                                Nine Months Ended
                            (in thousands, except per
                                  share amounts)
                                July 2          July 1
                                  1994           1995

       Net sales            $   591,409        $651,491

       Net income           $    34,934        $ 33,262

       Net income per       $      1.20        $   1.14
       common share

   Miracle-Gro contributes net sales of $103,459 and $93,918, net income of $12,600 and $14,066 and net income per common share of $.43 and $.48 for the nine months ended July 1, 1995 and July 2, 1994, respectively. For purposes of computing earnings per share, the convertible preferred stock is considered a common stock equivalent. Pro forma primary earnings per share for the nine months ended July 1, 1995 and July 2, 1994 are calculated using the weighted average common shares outstanding for Scotts of 18,860 and 18,840, respectively and the common shares that would have been issued assuming conversion of preferred stock at the beginning of the year to 10,263 common shares. The computation of pro forma primary earnings per share assuming reduction of earnings for preferred dividends and no conversion of preferred stock was anti-dilutive.

   The pro forma information provided does not purport to be indicative of actual results of operations if the Miracle-Gro acquisition had occurred as of October 1, 1993, and is not intended to be indicative of future results or trends.

3. Reclassifications

   Certain reclassifications have been made to the prior periods' financial statements to conform to July 1, 1995 presentation.

             THE SCOTTS COMPANY AND SUBSIDIARIES
         Notes to Consolidated Financial Statements

4. Inventories
   (in thousands)

   Inventories consisted of the following:

                             July 2        July 1      September 30
                               1994         1995           1994


   Raw material            $  35,332      $  66,246      $  51,656
   Finished products          71,112         89,304         54,980
     Total Inventories     $ 106,444      $ 155,550      $ 106,636

5. Long-Term Debt
   (in thousands)
                            July 2       July 1     September 30
                              1994         1995         1994

   Revolving Credit Line   $  28,913    $  158,045       $  53,416
   Senior Subordinated
      Notes                                 99,287          99,221
   ($100 million face
      amount)
   Term Loan                 190,000          -             93,598
   Capital Lease               6,382          762            1,066
   Obligations
                             225,295      258,094          247,301
   Less current portions      21,316       15,053           27,171

                           $ 203,979    $ 243,041       $  220,130

   On March 17, 1995, the Company entered into the Fourth
   Amended and Restated Credit Agreement ("Agreement") with
   Chemical Bank ("Chemical") and various participating banks. The Agreement provides, on an unsecured basis, up to $375 million to the Company, comprised of an uncommitted commercial paper/competitive advance facility and a committed revolving credit facility through the scheduled termination date of March 31, 2000. The Agreement contains a requirement limiting the maximum amount borrowed to $225 million for a minimum of 30 consecutive days each fiscal year. Expenses expected to be incurred related to the Agreement were approximately $500,000 and were deferred.

   Interest pursuant to the commercial paper/competitive advance facility is determined by auction. Interest pursuant to the revolving credit facility is at a floating rate initially equal, at the Company's option, to the Alternate Base Rate as defined in the Agreement without additional margin or the Eurodollar Rate as defined in the Agreement plus a margin of .3125% per annum, which margin may be decreased to .25% or increased up to .625% based on the changes in the unsecured debt ratings of the Company. Applicable interest rates for the facilities ranged from 6.29% to 9.00% at July 1, 1995. The Agreement provides for the payment of an annual administration fee of $100,000 and a facility fee of .1875% per annum, which fee may be reduced to .15% or increased up to .375% based on the changes in the unsecured debt ratings of the Company.

   The Agreement contains certain financial and operating covenants, including maintenance of interest coverage ratios, maintenance of consolidated net worth, and restrictions on additional indebtedness and capital expenditures. The Company was in compliance with all required covenants at July 1, 1995.

   Miracle-Gro maintains a secured line of credit facility with the Chase Manhattan Bank for up to $25,000,000.
   This line bears interest at a rate of prime less 1/4%
   (8.75% as of July 1, 1995) and expires on July 31, 1995.
   Miracle-Gro also has outstanding debt with an entity owned by its shareholders, The Hagedorn Family Fund, of $1,600,000 at July 1, 1995.

             THE SCOTTS COMPANY AND SUBSIDIARIES
         Notes to Consolidated Financial Statements


   Maturities of term debt for the next five years are as follows:
   (in thousands)

       Fiscal Year
       1995                   $ 14,629
       1996                        440
       1997                        158
       1998                         79
       1999                        -
       2000 and thereafter     243,500

6. Income Taxes

   The Company's effective tax rate for the quarter and the year-to-date has been adjusted to reflect the anticipated annual effective tax rate. The principal difference in the effective tax rate from prior quarters relate to the effects of goodwill in the Miracle-Gro acquisition and the effect of the disposition of the Peters line of consumer water soluble fertilizers. See
   Note 8.

7. Foreign Exchange Instruments

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

   Realized and unrealized foreign exchange gains and losses are recognized and offset foreign exchange gains or losses on the underlying exposures. Unrealized gains and losses that are designated and effective as hedges on such transactions are deferred and recognized in income in the same period as the hedged transactions.
   The net unrealized gain deferred totaled $264,000 at July 1, 1995.

   At July 1, 1995, the Company's European operations had foreign exchange risk in various European currencies tied to the Dutch guilder. These currencies are: the Australian Dollar, Belgian Franc, German Mark, Spanish
   Peseta, French Franc, British Pound and the U. S.
   Dollar. The Company's U. S. operations have foreign exchange rate risk in the Canadian Dollar, the Dutch
   Guilder and the British Pound which are tied to the
   U. S. Dollar. As of July 1, 1995, the Company had outstanding forward foreign exchange contracts with a contract value of approximately $8.2 million and outstanding purchased currency options with a contract value of approximately $1.2 million. These contracts have maturity dates ranging from July 13, 1995 to August 1, 1995.

8. Subsequent Event

   On July 28, 1995, the Company divested its Peters U. S.
   consumer water-soluble fertilizer business for approximately $10 million. The transaction is pursuant to a FTC consent order which the Company entered into in connection with its merger with Miracle-Gro.

9. Contingencies

   The Company is involved in various lawsuits and claims which arise in the normal course of business. In the opinion of management, these claims individually and in the aggregate are not expected to result in a material adverse effect on the Company's financial position or

             THE SCOTTS COMPANY AND SUBSIDIARIES
         Notes to Consolidated Financial Statements


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

  An action was commenced against Miracle-Gro on March 2, 1995 in a U. S. District Court in Alabama by Pursell
  Industries. This action alleges, among other things, that Miracle-Gro breached an alleged joint venture contract with the Plaintiff, committed fraud and breached an alleged fiduciary duty owed to the Plaintiff by not informing it of the negotiations concerning the merger with The Scotts Company described in Note 2. The
  Plaintiff seeks compensatory and punitive damages in excess of $10 million. Prior to that, Miracle-Gro had filed suit in New York seeking a declatory judgment there was no enforceable joint venture agreement. The cases are presently in discovery and there are several motions pending. The Company does not believe the Alabama action has any merit and intends to defend it vigorously. The financial statements do not include any adjustments that might result from the outcome of this litigation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended July 1, 1995, versus Three Months Ended
July 2, 1994

Net sales increased 14% to $229,028,000 primarily due to increased volume. The increase included $15,107,000 of sales from Miracle-Gro which merged with the Company on May 19, 1995. Net sales for the Consumer Business Group increased by 5.2% to $157,980,000 due to sales volume increases primarily in the organics product line.
Commercial Business Group (previously referred to as the Professional Business Group) sales of $39,265,000 increased by approximately 8.1% resulting from sales volume increases in all product lines. International sales increased 15.3%
to $16,576,000 due to increased volume (approximately 6.1%) reflecting the introduction of Scotts products in the international distribution network. In addition,
International sales increased approximately 9.2% due to favorable exchange rates.

Cost of sales for the three months ended July 1, 1995 was 52.6% of net sales, a slight increase over cost of sales for the three months ended July 2, 1994, which was 52% of net sales. The increase was partially attributable to sales mix which reflected increased volume in lower margin organic products.

Operating expenses increased by approximately 13.9% partially due to the inclusion of Miracle-Gro operating expenses in the 1995 quarter (5.2% of the overall 13.9% increase). Marketing cost increased 18.6% due to increased spending for promotion programs to support the Scotts brand and increased sales volume. Distribution costs increased
16.2% due to increased sales volume, higher warehousing and storage costs and to a lesser extent higher freight rates.
These increases were partially offset by lower general and administrative expenses (5.6%) and research and development expenses (10.6%) primarily due to synergies achieved from the integration of Sierra.

Interest expense increased approximately 44%. The increase was attributable to higher interest rates (29%) and higher borrowings (15%).

Net income of $10,545,000 increased by $1,140,000 or approximately 12.1%, partially attributable to the inclusion of Miracle-Gro income, operating synergies of the Sierra acquisition and a lower effective tax rate as discussed in Footnote No. 6 to the Company's Consolidated Financial Statements on page 9.

Nine Months Ended July 1, 1995 versus Nine Months Ended July
2, 1994

Net sales increased to $563,139,000, up approximately 18.1%. Net sales included net sales for Sierra, which was acquired by Scotts on December 16, 1993. On a pro forma basis, including net sales of Sierra from October 1, 1993, net sales for the nine months ended July 1, 1995 would have increased by $65,648,000 or approximately 13.2%. The net sales increase also included $15,107,000 of sales from Miracle-Gro which merged with the Company on May 19, 1995. Consumer Business Group net sales increased by approximately 12.3% to $395,703,000 resulting primarily from increased sales volume. Increased demand in lawn fertilizers and organics and to a lesser extent, demand for seed and spreaders contributed to the increase. Commercial Business Group sales of $101,781,000 increased by 13.2%, due to the inclusion of net sales for Sierra. International sales increased by 47.2% to $50,548,000 due to gains in these markets combined with positive impact resulting from the introduction of Scotts products into the international distribution network (approximately 17.6%), the inclusion of Sierra net sales for the full period in 1995 (23.3%) and favorable exchange rates (approximately 6.3%).

Cost of sales represents 52.9% of net sales, a slight increase compared to cost of sales for the nine months ended
July 2, 1994 which represented 52.7% of net sales.

Operating expenses increased approximately 17.8% which was proportional to the sales increase. The increase was partially due to the inclusion of operating expenses of the acquired companies (approximately 7.7%). Marketing cost increased 21.4% due to increased marketing spending for promotion programs reflecting a continuing commitment to supporting the Scotts brand and increased sales volume.
Distribution expenses increased 21.2% related to higher sales volume, higher warehousing and storage costs, and slightly higher freight rates. These increases were partially offset by lower general and administrative expenses, and research and development expenses due to synergies achieved from the integration of Sierra. These synergies were partially offset by the full year-to-date amortization of Sierra intangibles and goodwill.

Interest expense increased approximately 67.8%. The increase was caused by higher interest rates on the floating-rate bank debt and the 9 7/8% Senior Subordinated notes compared with the floating rate bank debt the notes replaced (42.0%), borrowings to fund the Sierra acquisition (12.2%), which were outstanding for the full nine months ended
July 1, 1995 compared to six and one-half months for the previous period, and an increase in borrowing levels (13.6%) principally to support higher working capital and capital expenditures.

Net income of $22,222,000 increased by $1,361,000 partially attributable to the inclusion of Miracle-Gro income, operating synergies of the Sierra acquisition and a lower effective tax rate as discussed in Footnote No. 6 to the Company's Consolidated Financial Statements on page 9, partially offset by higher marketing and distribution costs and increased interest expense.

Financial Position as of July 1, 1995

Cash flow from operations was $25,652,000, an increase of 31.4% over the 1994 period.

Current assets of $329,369,000 increased by $79,115,000 compared with September 30, 1994, and by $107,266,000 compared with July 2, 1994. The increase was partially attributable to the inclusion of Miracle-Gro's current assets this year which amounted to $36,098,000. The increase was also caused by higher accounts receivable associated with year-to-year sales increases and higher inventory levels due in part to favorable raw material purchasing opportunities and production of finished goods to support fall sales plans.

Current liabilities of $134,672,000 increased by $24,984,000 compared with September 30, 1994 and by $34,723,000 compared with July 2, 1994. The increase was partially attributable to the inclusion of Miracle-Gro's current liabilities this year which amounted to $27,707,000. The increase was also caused by higher levels of trade payables reflecting business growth. The increase was primarily offset by a decrease in short-term debt due to the terms of the Fourth Amended and Restated Credit Agreement ("the Agreement") dated as of March 17, 1995 entered into by the Company with Chemical Bank and various participating banks which requires the Company to reduce revolving credit borrowing to no more than $225,000,000 for 30 consecutive days each year as compared to $30,000,000 prior to the amendment.

Capital expenditures for the year ending September 30, 1995 are expected to be approximately $23,000,000, including capital expenditures of Miracle-Gro, which will be financed with cash provided by operations and utilization of existing credit facilities.

Long-term debt increased by $22,911,000 compared with September 30, 1994 and increased by $45,041,000 compared with July 2, 1994. The increase compared with September 30, 1994 was primarily caused by the change in terms of borrowings under the amended credit agreement discussed above. The increase compared with July 2, 1994 is due to the change in borrowing terms and an increase in borrowings to support increased working capital and capital expenditures.

Shareholders' equity increased $216,101,000 compared with September 30, 1994 due to the issuance of convertible preferred stock with a fair value of $177,255,000 and warrants with a fair value of $14,434,000 for the merger with Miracle-Gro, as discussed in Footnote No. 2 to the Company's Consolidated Financial Statements on pages 6 and 7, net income of $22,222,000 for the nine months ended
July 1, 1995, partially offset by convertible preferred stock dividends of $1,122,000 and to the change in the cumulative foreign currency adjustment related to the translation of the assets and liabilities of foreign subsidiaries to U. S. dollars. Shareholders equity increased $218,519,000 compared with July 2, 1994 due to the issuance of convertible preferred stock and warrants as discussed above and income of $24,244,000 reduced by convertible preferred stock dividends of $1,122,000 and the change in the cumulative foreign currency adjustment related to the translation of the assets and liabilities of foreign subsidiaries to U. S. dollars.

The primary sources of liquidity for the Company are funds generated by operations and borrowings under the Company's Credit Agreement. The Credit Agreement was amended in
March 1995. As amended, the Credit Agreement provides, on an unsecured basis, up to $375 million through March 31, 2000, and does not contain a term loan facility. Additional information on the Credit Agreement is described in Footnote No. 5 on page 8 of this report.

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

As of July 1, 1995, the Company's European operations had foreign exchange risk in various European currencies tied to the Dutch guilder. These currencies are: the Australian Dollar, Belgian Franc, German Mark, Spanish Peseta, French Franc, British Pound and the U. S. Dollar. The Company's U.S. operations have foreign exchange rate risk in the Canadian Dollar, Dutch Guilder and the British Pound which are tied to the U.S. Dollar. As of July 1, 1995, outstanding foreign exchange forward contracts had a contract value of approximately $8.2 million and outstanding purchased currency options had a contract value of approximately $1.2 million. These contracts have maturity dates ranging from July 13, 1995 to August 1, 1995.

The merger with Miracle-Gro and its affiliated companies is described in Footnote No. 2 to the Company's Consolidated
Financial Statements on pages 6 and 7 of this Report. Any additional working capital needs resulting from this transaction are expected to be financed through funds available under the amended credit agreement.

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

                 PART II - OTHER INFORMATION




Item 1.  Legal Proceedings

     Please see the information provided in Footnote 9 on pages 9-10 of this Report, which information is incorporated by reference.

Item 2-4.

     Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) See Exhibit Index at page 16 for a list of the exhibits included herewith.

     (b) On June 2, 1995 Scotts filed a Form 8-K to report the acquisition of Miracle-Gro. On August 2, 1995 Scotts filed a Form 8-K/A to include the financial statements specified by Rules 3-05 and 11-01 of Regulation S-X and Items 7(a) and 7(b) of Form 8-K.

                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         THE SCOTTS COMPANY



Date:  August 15, 1995
                                  /s/  Paul D. Yeager
                                       Paul D. Yeager
                                       Executive Vice President
                                       Chief Financial Officer
                                       Principal Accounting Officer





                     THE SCOTTS COMPANY

              QUARTERLY REPORT ON FORM 10-Q FOR
              FISCAL QUARTER ENDED JULY 1, 1995


                        EXHIBIT INDEX




 Exhibit                                           Page
 Number            Description                    Number


   11     Computation of Net Income Per             17
          Common Share

   27     Financial Data Schedule                   18



                           Page 16