Form 10-Q/A
period 1994-12-31
SCOTTS COMPANY
filed 1995-12-27
CIK 825542

FORM 10-Q/A

                              AMENDMENT NUMBER 1

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

             18,667,064                    Outstanding at January 15, 1995
___________________________________        _______________________________
Common Shares, voting, no par value


                              Page 1 of 13 pages

                           Exhibit Index at page 11

                      THE SCOTTS COMPANY AND SUBSIDIARIES

                                     INDEX




                                                                     Page No.

Part  I.  Financial Information:

  Item 1.  Financial Statements
        Consolidated Statements of Income - Three month periods
        ended January 1, 1994 and December 31, 1994                     3

        Consolidated Statements of Cash Flows - Three month periods
        ended January 1, 1994 and December 31, 1994                     4

        Consolidated Balance Sheets -
        January 1, 1994, December 31, 1994 and September 30, 1994       5

        Notes to Consolidated Financial Statements                     6-7

  Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations                  8-9


Signatures                                                              10


Exhibit Index                                                           11

                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS


                      THE SCOTTS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                (in thousands)


                                                         Three Months Ended
                                                      January 1      December 31
                                                         1994            1994

Net sales ....................................        $ 68,326         $ 98,019
Cost of sales ................................          37,364           53,520
                                                      --------         --------

Gross profit .................................          30,962           44,499
                                                      --------         --------

Marketing ....................................          12,921           22,397
Distribution .................................          10,976           14,540
General and administrative ...................           5,010            5,967
Research and development .....................           2,004            2,765
Other expenses, net ..........................              28              995
                                                      --------         --------
Income (loss) from operations ................              23           (2,165)

Interest expense .............................           2,640            5,694

Loss before income tax benefit ...............          (2,617)          (7,859)

Income tax benefit ...........................          (1,060)          (3,261)
                                                      --------         --------

Net loss .....................................        $ (1,557)        $ (4,598)
                                                      ========         ========
Net loss per common share ....................        $   (.08)        $   (.25)
                                                      ========         ========
Weighted average number of
   common shares outstanding .................          18,659           18,667
                                                      ========         ========

See Notes to Consolidated Financial Statements

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)


                                                          Three Months Ended
                                                        January 1    December 31
                                                          1994        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ........................................     $  (1,557)     $ (4,598)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization ...............         4,603         5,801
      Postretirement benefits .....................            32           166
      Net increase in certain components of
          working capital .........................       (53,377)      (45,543)
      Net increase (decrease) in other assets and
          liabilities and other adjustments .......          (147)          354
                                                        ---------      --------

            Net cash used in operating activities..       (50,446)      (43,820)
                                                        ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in plant and equipment, net ..........        (4,985)       (5,012)
  Investment in Affiliate .........................          --            (250)
  Acquisition of Sierra, net of cash acquired .....      (118,986)         --
                                                                       --------

            Net cash used in investing activities..      (123,971)       (5,262)
                                                        ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under term debt ......................       125,000          --
  Payments on term and other debt .................          (141)         (727)
  Revolving lines of credit and bank line of ......        53,598        44,646
     credit, net                                        ---------      --------

            Net cash provided by financing ........       178,457        43,919
               activities                               ---------      --------

Effect of exchange rate changes on cash ...........          (116)         (122)
                                                        ---------      --------

Net increase (decrease) in cash ...................         3,924        (5,285)

Cash at beginning of period .......................         2,323        10,695
                                                        ---------      --------

Cash at end of period .............................     $   6,247      $  5,410
                                                        =========      ========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net of amount capitalized ........     $   1,958      $  2,082
  Income taxes paid ...............................         2,261           890
  Detail of entities acquired:
   Fair value of assets acquired ..................       138,933
   Liabilities assumed ............................       (19,947)
   Net cash paid for acquisition ..................       118,986


See Notes to Consolidated Financial Statements

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                (in thousands)

                                    ASSETS

                                                January 1   December 31  September 30
                                                  1994          1994         1994
                                                _________   ___________  ____________
Current Assets:
  Cash and cash equivalents .................   $   6,247    $   5,410    $  10,695
  Accounts receivable, less allowances
   of $3,056, $3,213 and $2,933, respectively      93,964      128,454      115,772
  Inventories ...............................     129,421      145,095      106,636
  Prepaid and other assets ..................      16,152       17,240       17,151
                                                ---------    ---------    ---------
   Total current assets .....................     245,784      296,199      250,254
                                                ---------    ---------    ---------

Property, plant and equipment, net ..........     122,320      141,556      140,105
Patents and other intangibles, net ..........      31,592       27,485       28,880
Goodwill ....................................     103,488      103,926      104,578
Other assets ................................       5,558        4,957        4,767
                                                ---------    ---------    ---------

   Total Assets .............................   $ 508,742    $ 574,123    $ 528,584
                                                =========    =========    =========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Revolving credit line .....................   $  45,303    $  68,062    $  23,416
  Current portion of term debt ..............      20,444        5,540        3,755
  Accounts payable ..........................      41,388       53,565       46,967
  Other current liabilities .................      25,932       35,065       35,550
                                                ---------    ---------    ---------
   Total current liabilities ................     133,067      162,232      109,688
                                                ---------    ---------    ---------

Long-term debt, less current portion ........     205,640      217,618      220,130
Postretirement benefits other than pensions .      26,678       27,180       27,014
Other liabilities ...........................       1,986        3,492        3,592
                                                ---------    ---------    ---------

   Total Liabilities ........................     367,371      410,522      360,424
                                                ---------    ---------    ---------

Commitments and Contingencies

Shareholders' Equity:
  Preferred Stock, $.01 par value in 1993 ...        --
  Common Shares .............................         211          211          211
  Capital in excess of par value ............     193,353      193,418      193,450
  Retained earnings (deficit) ...............     (10,565)       9,277       13,875
  Cumulative translation gain (loss) ........        (187)       2,136        2,065
  Treasury stock, 2,415 shares at cost ......     (41,441)     (41,441)     (41,441)
                                                ---------    ---------    ---------
   Total Shareholders' Equity ...............     141,371      163,601      168,160
                                                ---------    ---------    ---------

   Total Liabilities and Shareholders' ......   $ 508,742    $ 574,123    $ 528,584
      Equity ................................     =======      =======      =======


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

          The financial statements included in this Form 10-Q/A, Amendment No. 1 have been revised to reflect a change in the timing of expense recognition related to a promotional allowance offered to retail customers introduced for the first time in fiscal 1995. The impact of this revision is on timing of marketing promotional expense recognition in the first three quarters of the Company's fiscal year and did not impact the full fiscal year results of operations.

2.   Inventories
     (in thousands)

     Inventories consisted of the following:

                           January 1       December 31     September 30
                              1994             1994            1994
                              ====             ====            ====

     Finished Goods     $    80,174      $    85,314        $  54,980
     Raw Materials           49,247           59,781           51,656
                           --------         --------         --------

                        $   129,421       $  145,095       $  106,636
                            =======          =======          =======

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

                                                Three Months Ended
                                      (in thousands, except per share amounts)
                                                     January 1
                                                        1994

     Net sales                                       $ 89,152
                                                       ======
     Net income (loss)                               $ (4,101)
                                                       ======
     Net income per common share                      $ (.22)
                                                        ====

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

     Operating expenses of $46,664,000 increased by $15,725,000 or approximately 50.8%. The increase results primarily from the increase in sales (42.7%) and higher marketing expense as a result of a promotional allowance to retailers (8.1%) introduced in the first quarter of fiscal 1995. This promotional allowance replaces the Company's point of sale fertilizer rebates offered to consumers and is designed to provide retail customers with the ability to customize and differentiate promotions of Scotts products. On a pro forma basis, including Sierra operating expenses from October 1, 1992, operating expenses increased by approximately 14.6% reflecting higher marketing expense related to the promotional allowance to retailers (6.2%), and increased distribution and other marketing expenses related to higher sales (8.4%).

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

     The net loss of $4,598,000 increased by $3,041,000, primarily due to increased marketing and interest expense as discussed above.

Financial Position as at December 31, 1994

     Capital expenditures for the year ending September 30, 1995 are expected to be approximately $23,000,000 which will be financed with cash provided by operations and utilization of existing credit facilities.

     Current assets of $296,199,000 increased by $45,945,000 compared with current assets at September 30, 1994 and by $50,415,000 compared with current assets at January 1, 1994. The increase compared with September 30, 1994 is primarily attributable to the seasonal nature of Scotts' business, with inventory and accounts receivable levels generally being higher in December relative to September. The increase compared with January 1, 1994 was partly due to increased accounts receivable related to higher sales and also, in part, to higher inventory levels for Scotts and Hyponex products this year in anticipation of the upcoming peak selling season as well as higher inventories for golf course products which reflect lower than expected sales for the quarter ended December 31, 1994.

     Current liabilities of $162,232,000 increased by $52,544,000 compared with current liabilities at September 30, 1994 and by $29,165,000 compared with current liabilities at January 1, 1994. The increase compared with September 30, 1994 is primarily caused by the seasonality of Scotts' business. The increase compared with January 1, 1994 is caused, in part, by increased short-term borrowings, higher trade payables and higher accrued liabilities this year reflecting somewhat higher working capital needs this year including higher accruals for interest and taxes.

     Shareholders' equity of $163,601,000 decreased by $4,559,000 compared with shareholders' equity at September 30, 1994 and increased by $22,230,000 compared with shareholders' equity at January 1, 1994. The decrease compared with September 30, 1994 reflects the net loss for the three months ended
December 31, 1994. The increase compared with January 1, 1994 resulted primarily from net earnings for the twelve months ended December 31, 1994 which included a cumulative foreign currency adjustment related to translating the assets and liabilities of Sierra's foreign subsidiaries to U. S. dollars.

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




                              THE SCOTTS COMPANY



Date      December 27, 1995              /s/ Paul D. Yeager
     _________________________               Paul D. Yeager
                                             Executive Vice President
                                             Chief Financial Officer
                                             Principal Accounting Officer

                              THE SCOTTS COMPANY

                      QUARTERLY REPORT ON FORM 10-Q/A FOR
                    FISCAL QUARTER ENDED DECEMBER 31, 1994



                                 EXHIBIT INDEX




Exhibit                                                   Page
 Number              Description                         Number

   2     Agreement and Plan of Merger dated       Incorporated herein
         as of January 26, 1995 among             by reference to the
         Stern's Miracle-Gro Products, Inc.,      Registration
         Stern's Nurseries, Inc.,                 Statement on
         Miracle-Gro Lawn Products, Inc.,         Form S-4 of The
         and Miracle-Gro Products Limited         Scotts Company
         (the "Miracle-Gro Constituent            filed with the
         Companies"), Horace Hagedorn, James      Securities and
         Hagedorn, Katherine Hagedorn             Exchange Commission
         Littlefield, Paul Hagedorn, Peter        on February 3, 1995
         Hagedorn, Robert Hagedorn, Susan         (Exhibit 2)
         Hagedorn and John Kenlon (the
         "Shareholders"), The Scotts Company
         ("Scotts") and XYZ Corporation
         ("Merger Subsidiary")


   11    Computation of Net Income Per
         Common Share                                      12


   27    Financial Data Schedule                           13