Form 10-Q/A
period 1995-04-01
SCOTTS COMPANY
filed 1995-12-27
CIK 825542

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

                                Yes X       No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             18,667,064                  Outstanding at May 8, 1995
-------------------------------------    ---------------------------
Common Shares, voting, no par value

                              Page 1 of 17 pages

                           Exhibit Index at page 15

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


Signatures
                                                                            14

Exhibit Index
                                                                            15

                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (in thousands except per share data)


                                      Three Months Ended       Six Months Ended
                                      April 2    April 1      April 2    April 1
                                        1994      1995         1994       1995

Net sales ..........................   $207,424   $236,092   $275,750   $334,111
Cost of sales ......................    109,100    123,890    146,464    177,410
                                       --------   --------   --------   --------

Gross profit .......................     98,324    112,202    129,286    156,701
                                       --------   --------   --------   --------

Marketing ..........................     32,990     38,513     45,911     60,910
Distribution .......................     24,888     30,479     35,864     45,019
General and administrative .........      9,331      6,997     14,341     12,964
Research and development ...........      2,934      2,963      4,938      5,728
Other expenses, net ................        776      1,558        804      2,553
                                       --------   --------   --------   --------

Income from operations .............     27,405     31,692     27,428     29,527

   Interest expense ................      4,917      8,114      7,557     13,808
                                       --------   --------   --------   --------

Income before taxes ................     22,488     23,578     19,871     15,719

   Income taxes ....................      9,475      9,785      8,415      6,523
                                       --------   --------   --------   --------

Net income .........................   $ 13,013   $ 13,793   $ 11,456   $  9,196
                                       ========   ========   ========   ========

Net income per common share ........   $    .69   $    .73   $    .61   $    .49
                                       ========   ========   ========   ========

Weighted average number of
common shares outstanding...........     18,890     18,820     18,855     18,762
                                       ========   ========   ========   ========

See Notes to Consolidated Financial Statements

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)


                                                              Six Months Ended
                                                             April 2    April 1
                                                               1994      1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .....................................     $  11,456      $   9,196
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Depreciation and amortization ..............        10,777         11,908
      Postretirement benefits ....................            64            204
      Net increase in certain components of
          working capital ........................      (120,160)      (130,838)
      Net change in other assets and
          liabilities and other adjustments ......           667           (504)
                                                       ---------      ---------
            Net cash used in operating activities.       (97,196)      (110,034)
                                                       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in plant and equipment, net .........       (12,436)       (10,891)
  Investment in software .........................          --             (483)
  Investment in Affiliate ........................          --             (250)
  Acquisition of Sierra, net of cash acquired ....      (118,986)          --
                                                        ========

            Net cash used in investing activities.      (131,422)       (11,624)
                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under term debt .....................       125,000           --
  Payments on term and other debt ................          (428)        (1,197)
  Revolving lines of credit and bank line of .....       106,295        118,378
     credit, net
  Issuance of Class A Common Stock ...............           160           --
  Deferred financing costs incurred ..............          --             (275)
                                                                           ====
            Net cash provided by financing .......       231,027        116,906
               activities                                =======        =======

Effect of exchange rate changes on cash ..........          (179)           676
                                                       =========      =========

Net increase (decrease) in cash ..................         2,230         (4,076)

Cash at beginning of period ......................         2,323         10,695
                                                       ---------      ---------

Cash at end of period ............................     $   4,553      $   6,619
                                                       =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net of amount capitalized .......     $   3,005      $  14,007
  Income taxes paid ..............................         9,164            996
  Detail of entities acquired:
   Fair value of assets acquired .................       144,501
   Liabilities assumed ...........................       (25,515)
   Net cash paid for acquisition .................       118,986

See Notes to Consolidated Financial Statements

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                (in thousands)

                                    ASSETS
                                           April 2    April 1    September 30
                                             1994       1995          1994
Current Assets:
  Cash ...............................   $   4,553    $   6,619    $  10,695
  Accounts receivable, less allowances
   of $2,784, $3,395 and $2,933, .....     200,763      252,509      115,772
      respectively
  Inventories ........................     128,832      143,574      106,636
  Prepaid and other assets ...........      16,832       18,601       17,151
                                         ---------    ---------    ---------
   Total current assets ..............     350,980      421,303      250,254
                                         ---------    ---------    ---------

Property, plant and equipment, net ...     126,594      143,791      140,105
Patents and other intangibles, net ...      32,770       26,529       28,880
Goodwill .............................     106,842      103,224      104,578
Other assets .........................       4,957        9,755        4,767
                                         =========    =========    =========

   Total Assets ......................   $ 622,143    $ 704,602    $ 528,584
                                         =========    =========    =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Revolving credit line ..............   $  98,000    $  39,852    $  23,416
  Current portion of term debt .......      20,417         --          3,755
  Accounts payable ...................      69,294       79,591       46,967
  Accrued liabilities ................      33,425       24,258       31,167
  Accrued taxes ......................       7,990       20,572        4,383
                                         ---------    ---------    ---------
   Total current liabilities .........     229,126      164,273      109,688
                                         ---------    ---------    ---------

Long-term debt, less current portions      205,917      324,630      220,130
Postretirement benefits other than ...      26,710       27,218       27,014
   pensions
Other liabilities ....................       5,254        7,622        3,592
                                         ---------    ---------    ---------

   Total Liabilities .................     467,007      523,743      360,424
                                         ---------    ---------    ---------

Shareholders' Equity:
  Common Shares, no par value ........         211          211          211
  Capital in excess of par value .....     193,618      193,155      193,450
  Retained earnings ..................       2,448       23,071       13,875
  Cumulative translation gain ........         300        5,863        2,065
  Treasury stock, 2,415 shares at cost     (41,441)     (41,441)     (41,441)
======================================   =========    =========    =========

   Total Shareholders' Equity ........     155,136      180,859      168,160
                                         ---------    ---------    ---------

   Total Liabilities and Shareholders'   $ 622,143    $ 704,602    $ 528,584
      Equity .........................     =======      =======      =======

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

3.   Inventories
     (in thousands)

          Inventories consisted of the following:

                                           April 2       April 1    September 30
                                             1994          1995         1994
                                             ====          ====         ====

Raw material ......................       $ 53,302       $ 56,326       $ 51,656
Finished products .................         75,530         87,248         54,980
                                          --------       --------       --------
    Total Inventories .............       $128,832       $143,574       $106,636
                                          ========       ========       ========

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


4.  Long-Term Debt
    (in thousands)
                                                         9/30/94         4/1/95
                                                         _______         ______


Revolving Credit Line ........................         $ 53,416         $264,321
Senior Subordinated Notes
($100 million face amount) ...................           99,221           99,267
Term Loan ....................................           93,598             --
Capital Lease Obligations ....................            1,066              894
                                                       --------         --------
                                                        247,301          364,482
Less current portions ........................           27,171           39,852
                                                       --------         --------
                                                       $220,130         $324,630
                                                       ========         ========


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

         Fiscal Year
         -----------
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

          On January 26, 1995, the Company, the shareholders (the "Miracle-Gro Shareholders") of Stern's Miracle-Gro Products, Inc. and affiliated companies (the "Miracle-Gro Companies"), and the Miracle Gro Companies entered into an Agreement and Plan of Merger (the "Miracle-Gro Agreement"). On April 6, 1995, the Company's shareholders approved certain matters necessary to permit the consummation of the transactions contemplated by the Miracle-Gro Agreement. Such transactions still require the approval of the Federal Trade Commission (the "FTC") which is currently having discussions with the Company. The Company expects a decision by the FTC during May 1995. The Miracle-Gro Agreement, as amended, provides that, upon consummation of the transactions contemplated thereby, the Company will issue $195 million face amount of convertible preferred stock and warrants to purchase three million common shares. The convertible preferred stock will be convertible into common shares at $19 per share (subject to adjustment), will pay annual dividends at a rate of 5.0%, will not be subject to redemption by the Company for five years and will be subject to certain restrictions on transfer. The warrants will be exercisable over eight and one half years at prices ranging from $21 to $29 per share. The transactions contemplated by the Miracle-Gro Agreement, as amended, will be accounted for as a purchase, of which the fair value was estimated to be approximately $200 million as of January 26, 1995.

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


          The following pro forma results of operations give effect to the above Sierra acquisition as if it had occurred on October 1, 1992 and Miracle-Gro merger as if it had occurred on October 1, 1993.

                                                     Six Months Ended
                                        (in thousands, except per share amounts)
                                                      April 2         April 1
                                                        1994           1995


Net sales ..................................       $      349,979       $393,618
                                                   ==============       ========

Net income .................................       $       19,179       $ 15,913
                                                   ==============       ========

Net income per common share -
    primary and fully-diluted ..............       $          .66       $    .55
                                                   ==============       ========

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

     Operating expenses increased by approximately 13.5% including increased marketing spending for national advertising and promotion programs (including the promotional allowance to retailers introduced in the first quarter of
1995) reflecting a continuing commitment to supporting the brand and stimulating sales and increased distribution expense related to increased sales volume and higher freight rates. These increases were partially offset by lower general and administrative expenses due to synergies achieved from the integration of Sierra.

     Interest expense increased approximately 65%. The increase is primarily the result of increased interest rates and a modest increase in borrowing levels to support a higher level of inventories and receivables resulting from increases in sales.

     Net income of $13,793,000 increased by $780,000 or approximately 6.0%, as a result of increased operating income offset in part by increased interest expense.

SIX MONTHS ENDED APRIL 1, 1995 VERSUS SIX MONTHS ENDED APRIL 2, 1994

     Net sales increased to $334,111,000, up approximately 21.2%. Net sales included net sales for Sierra, which was acquired by Scotts on December 16, 1993. On a pro forma basis, assuming that both the Sierra acquisition and Miracle-Gro merger had taken place on October 1, 1993, net sales for the six months ended April 1, 1995 would have increased by $43,639,000 or approximately 12.5%. Consumer Business Group sales increased by approximately 17.5%, resulting primarily from increased sales volume, a portion of which relates to new pre-season promotion programs with major retailers. Increased demand in lawn fertilizers and to a lesser extent demand for seed, organics and spreaders also contributed to the increase. Commercial Business Group sales increased by 16.7% due to the inclusion of net sales for Sierra. International sales increased by approximately 70.5% due to gains in these markets combined with continued positive impact resulting from the introduction of U.S. produced Scotts products into the Sierra International distribution network (approximately 13.6%), the inclusion of net sales for Sierra (41.9%) and favorable exchange rates due to the weakening dollar (approximately 15%).

     Cost of sales represented 53.1% of net sales, flat with cost of sales for the six months ended April 2, 1994.

     Operating expenses increased approximately 24.9%. The increase resulted from the increase in sales (17.4%) and higher marketing expense as a result of a promotional allowance offered to retail customers (7.5%) introduced in the first quarter of fiscal 1995. This allowance replaced the Company's point of sale rebates offered to consumers. On a pro forma basis, operating expenses increased by approximately 14.9% reflecting higher marketing expense and distribution expense related to higher sales partially offset by lower
general  and   administrative   expenses   due  to  synergies  of  the  Sierra
integration.

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

     Net income of $9,916,000 decreased by $2,260,000. The decrease was primarily attributable to increased operating income offset by the higher interest expense discussed above.

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

     Current assets increased by $171,049,000 compared with September 30, 1994, and by $70,323,000 compared with April 2, 1994. The increase compared with September 30, 1994 is primarily attributable to the seasonal nature of Scotts' business, with inventory and accounts receivable levels generally being higher at the end of March relative to September. The increase as compared with April 2, 1994 is primarily due to higher level of receivables which is consistent with the year-to-year sales increase and higher inventory levels needed to support increased sales.

     Current liabilities increased by $54,585,000 compared with September 30, 1994 and decreased by $64,853,000 compared with April 2, 1994. The increase compared with September 30, 1994 is primarily caused by the seasonality of Scotts' business. The decrease compared with April 2, 1994 is caused by a decrease in short term debt which resulted from the requirements of the Fourth Amended and Restated Credit Agreement ("the Agreement") dated as of March 17, 1995 entered into by the Company with Chemical Bank and various participating banks which requires the Company to reduce revolving credit borrowings to no more than $225,000,000 for 30 consecutive days each year as compared to $30,000,000 in the Company's prior amended credit Agreement resulting in a reclassification from short-term to long-term. The decrease was partially offset by an increase in accounts payable needed to support the increase in sales.

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

     Shareholders' equity increased $12,699,000 compared with September 30, 1994 primarily due to $9,196,000 of net income for the six months ended April 1, 1995 and to the change in the cumulative foreign currency adjustment related to the translation of the assets and liabilities of foreign subsidiaries to U.S. dollars. Shareholders' equity increased $25,723,000 compared with April 2, 1994 primarily due to net income of $20,623,000 for the twelve months ended April 1, 1995 and the change in the cumulative foreign currency adjustment related to the translation of the assets and liabilities of foreign subsidiaries to U.S. dollars.

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




                              THE SCOTTS COMPANY



Date        December 27, 1995
_____________________________
                                          /s/ Paul D. Yeager
                                              Paul D. Yeager
                                              Executive Vice President
                                              Chief Financial Officer
                                              Principal Accounting Officer

                              THE SCOTTS COMPANY
                      QUARTERLY REPORT ON FORM 10-Q/A FOR
                      FISCAL QUARTER ENDED APRIL 1, 1995
                                 EXHIBIT INDEX
Exhibit                                                        Page
 Number               Description                             Number

  2(a)   Agreement and Plan of Merger dated          Incorporated herein
         as of January 26, 1995 among Stern's        by reference to the
         Miracle-Gro Products, Inc., Stern's         Registration
         Nurseries, Inc., Miracle-Gro Lawn           Statement on
         Products Inc., and Miracle-Gro              Form S-4 of The
         Products Limited (the "Miracle-Gro          Scotts Company filed
         Constituent Companies"), Horace             with the Securities
         Hagedorn, James Hagedorn, Katherine         and Exchange
         Hagedorn Littlefield, Paul Hagedorn,        Commission on
         Peter Hagedorn, Robert Hagedorn,            February 4, 1995
         Susan Hagedorn and John Kenlon, (the        (Registration No.
         "Miracle-Gro Shareholders"), The            33-57595) (Exhibit 2)
         Scotts Company and ZYX Corporation.

  2(b)   Amendment No. 1, dated as of May 1,         Incorporated herein
         1995, among the Miracle-Gro                 by reference to the
         Constituent Companies, the                  Quarterly Report on
         Miracle-Gro Shareholders, The Scotts        Form 10-Q for the
         Company, ZYX Corporation, Hagedorn          fiscal quarter ended
         Partnership, L.P. and Community             April 1, 1995 of The
         Funds, Inc.                                 Scotts Company (File
                                                     No. 0-19768)
                                                     (Exhibit 2(b))

  4(a)   Amended Articles of Incorporation of        Incorporated herein
         The Scotts Company as filed with the        by reference to the
         Ohio Secretary of State on                  Annual Report on
         September 20, 1994                          Form 10-K for the
                                                     fiscal year ended
                                                     September 30, 1994
                                                     of The Scotts
                                                     Company (File No.
                                                     0-19768) (Exhibit 3(a))

  4(b)   Certificate of Amendment by                 Incorporated herein
         Shareholders to the Articles of             by reference to the
         Incorporation of The Scotts Company         Quarterly Report on
         as filed with the Ohio Secretary of         Form 10-Q for the
         State on May 4, 1995                        fiscal quarter ended
                                                     April 1, 1995 of The
                                                     Scotts Company (File
                                                     No. 0-19768)
                                                     (Exhibit 4(b))

  4(c)   Regulations of The Scotts Company           Incorporated herein
         (reflecting amendments adopted by           by reference to the
         the shareholders of The Scotts              Quarterly Report on
         Company on April 6, 1995)                   Form 10-Q for the
                                                     fiscal quarter ended
                                                     April 1, 1995 of The
                                                     Scotts Company (File
                                                     No. 0-19768)
                                                     (Exhibit 4(c))

  4(d)   Fourth Amended and Restated Credit          Incorporated herein by
         Agreement dated as of March 17, 1995        reference to the Quarterly
         among The Scotts Company, Chemical          Report on Form 10-Q for the
         Bank, the lenders party thereto and         fiscal quarter ended April
         Chemical Bank as agent                      1, 1995 of The Scotts
                                                     Company (File No. 0-19768)
                                                     (Exhibit 4(d))

   11    Computation of Net Income Per Common Share  Page 16

   27    Financial Data Schedule                     Page 17