Form 10-Q/A
period 1995-07-01
SCOTTS COMPANY
filed 1995-12-27
CIK 825542

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

                                Yes X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 18,672,064                        Outstanding at August 9, 1995
---------------------------------------------      -----------------------------
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

                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (in thousands except per share data)

                                             Three Months Ended       Nine Months Ended
                                             July 2      July 1       July 2     July 1
                                               1994       1995         1994       1995
                                               ====       ====         ====       ====

Net sales .................................   $200,915   $229,028   $476,665   $563,139
Cost of sales .............................    104,539    120,515    251,003    297,925
                                                         --------   --------   --------

Gross profit ..............................     96,376    108,513    225,662    265,214
                                                         --------   --------   --------

Marketing .................................     32,765     34,627     78,676     95,537
Distribution ..............................     30,730     35,714     66,594     80,733
General and administrative ................      7,781      7,344     22,122     20,308
Research and development ..................      2,814      2,515      7,752      8,243
Other expenses, net .......................        950      1,060      1,754      3,613
-------------------------------------------   --------   --------   --------   --------

Income from operations ....................     21,336     27,253     48,764     56,780

   Interest expense .......................      4,749      6,838     12,306     20,646
                                              --------   --------   --------   --------

Income before taxes .......................     16,587     20,415     36,458     36,134

   Income taxes ...........................      7,182      7,389     15,597     13,912
                                              --------   --------   --------   --------

Net income ................................   $  9,405   $ 13,026   $ 20,861   $ 22,222
                                                         ========   ========   ========

Net income per common share ...............              $    .50   $    .55   $   1.11   $1.09
                                                         ========   ========   ========

Weighted average number of
common shares outstanding .................     18,811     23,580     18,840     20,380
                                                         ========   ========   ========

See Notes to Consolidated Financial Statements

                                    Page 3

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)
                                                                Nine Months Ended
                                                               July 2       July 1
                                                               1994          1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ............................................   $  20,861    $  22,222
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization ...................      16,424       18,427
        Postretirement benefits .........................          96          242
        Net increase in certain components of
            working capital .............................     (13,388)     (15,036)
        Net change in other assets and
            liabilities and other adjustments ...........      (4,465)        (203)
                                                               ------         ----

               Net cash provided by operating activities       19,528       25,652
                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in plant and equipment, net ................     (21,655)     (15,098)
  Investment in other assets ............................        --           (599)
  Investment in Affiliate ...............................        --           (250)
  Acquisition of Sierra, net of cash acquired ...........    (118,986)        --
  Cash acquired in merger with Miracle-Gro ..............        --          6,448
                                                            ---------    ---------

               Net cash used in investing activities ....    (140,641)      (9,499)
                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under term debt ............................     125,000      113,500
  Payments on term and other debt .......................      (5,691)      (1,353)
  Revolving lines of credit and bank line of credit, net        7,208     (128,121)
  Issuance of Class A Common Stock ......................         160         --
  Deferred financing costs incurred .....................        --           (473)
  Dividends on preferred stock ..........................        --         (1,122)
                                                              -------       ------



               Net cash provided by (used in) financing .     126,677      (17,569)
                  activities.............................     -------      -------

Effect of exchange rate changes on cash .................         925        1,393
                                                            ---------    ---------

Net increase (decrease) in cash .........................       6,489          (23)

Cash at beginning of period .............................       2,323       10,695
                                                            ---------    ---------

Cash at end of period ...................................   $   8,812    $  10,672
                                                            =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net of amount capitalized ..............   $   7,430    $  17,610
  Income taxes paid .....................................      14,229       10,855
  Detail of entities acquired:
    Fair value of assets acquired .......................     144,501      235,564
    Liabilities assumed .................................     (25,515)     (39,875)
    Net cash paid for acquisition of Sierra .............     118,986         --
    Preferred stock issued for acquisition of Miracle-Gro                  177,255
    Warrants issued for acquisition of Miracle-Gro ......                   14,434

See Notes to Consolidated Financial Statements

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                (in thousands)

                                    ASSETS

                                                   July 2       July 1     September 30
                                                    1994         1995          1994

Current Assets:
  Cash .......................................   $   8,812    $  10,672    $  10,695
  Accounts receivable, less allowances
    of $3,442, $4,313 and $2,933, respectively      90,468      142,309      115,772
  Inventories, net ...........................     106,444      155,550      106,636
  Prepaid and other assets ...................      16,379       20,838       17,151
                                                 ---------    ---------    ---------
    Total current assets .....................     222,103      329,369      250,254
                                                 ---------    ---------    ---------

Property, plant and equipment, net ...........     131,812      145,721      140,105
Trademarks and other intangibles, net ........      31,308      115,401       28,880
Goodwill .....................................     106,453      185,810      104,578
Other assets .................................       4,736       20,858        4,767
                                                 ---------    ---------    ---------

    Total Assets .............................   $ 496,412    $ 797,159    $ 528,584
                                                 =========    =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Revolving credit line ......................   $     913    $  14,545    $  23,416

  Current portion of term debt ...............      20,403          508        3,755
  Accounts payable ...........................      37,387       62,820       46,967
  Accrued liabilities ........................      32,559       38,874       31,167
  Accrued taxes ..............................       8,687       17,925        4,383
                                                 ---------    ---------    ---------
    Total current liabilities ................      99,949      134,672      109,688
                                                 ---------    ---------    ---------

Term debt, less current portion ..............     198,000      243,041      220,130
Postretirement benefits other than pensions ..      26,742       27,256       27,014
Other liabilities ............................       5,979        7,929        3,592
                                                 ---------    ---------    ---------

    Total Liabilities ........................     330,670      412,898      360,424
                                                 ---------    ---------    ---------

Shareholders' Equity:
  Preferred stock ............................        --        177,255         --
  Common Shares, no par value ................         211          211          211
  Capital in excess of par value .............     193,724      207,569      193,450
  Retained earnings ..........................      11,853       34,975       13,875
  Cumulative translation adjustments .........       1,395        5,692        2,065
  Treasury stock, 2,415 shares at cost .......     (41,441)     (41,441)     (41,441)
                                                 ---------    ---------    ---------
    Total Shareholders' Equity ...............     165,742      384,261      168,160
                                                 ---------    ---------    ---------

    Total Liabilities and Shareholders' Equity   $ 496,412    $ 797,159    $ 528,584
                                                 =========    =========    =========


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

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


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

                                                    Nine Months Ended
                                        (in thousands, except per share amounts)
                                               July 2              July 1
                                                1994                1995
                                                ====                ====

           Net sales ....................$ 591,409                $651,491
                                           =======                 =======
           Net income ...................$  34,815               $  32,809
                                          ========                ========
           Net income per common share ..$    1.20             $      1.13
                                        ==========              ==========

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

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

4.   Inventories
     (in thousands)

     Inventories consisted of the following:

                                            July 2        July 1    September 30
                                             1994           1995        1994

      Raw material ......................     $ 35,332     $ 66,246     $ 51,656
      Finished products .................       71,112       89,304       54,980
                                              --------     --------     --------
           Total Inventories ............     $106,444     $155,550     $106,636
                                              ========     ========     ========

5.    Long-Term Debt
      (in thousands)

                                             July 2       July 1    September 30
                                              1994         1995         1994


      Revolving Credit Line .............     $ 28,913     $158,045     $ 53,416
      Senior Subordinated Notes
      ($100 million face amount) ........       99,287       99,221
      Term Loan .........................      190,000         --         93,598
      Capital Lease Obligations .........        6,382          762        1,066
                                              --------     --------     --------
                                               225,295      258,094      247,301
      Less current portions .............       21,316       15,053       27,171
                                              --------     --------     --------

                                              $203,979     $243,041     $220,130
                                              ========     ========     ========

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

          Miracle-Gro maintains a secured line of credit facility with the Chase Manhattan Bank for up to $25,000,000. This line bears interest at a rate of prime less 1/4% (8.75% as of July 1, 1995) and expires on July 31, 1995. Miracle-Gro also has outstanding debt with an entity owned by its shareholders,The Hagedorn Family Fund, of $1,600,000 at July 1, 1995.

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

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


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

     Operating expenses increased by approximately 8.3% partially due to the inclusion of Miracle-Gro operating expenses in the 1995 quarter (5.2% of the overall 8.3% increase). Distribution costs increased 16.2% due to increased sales volume, higher warehousing and storage costs and to a lesser extent higher freight rates. Marketing costs increased 5.7% primarily as a result of higher sales. These increases were partially offset by lower general and administrative expenses (5.6%) and research and development expenses (10.6%) primarily due to synergies achieved from the integration of Sierra.

     Interest   expense   increased   approximately   44%.  The  increase  was
attributable to higher interest rates (29%) and higher borrowings (15%).

     Net income of $13,026,000 increased by $3,621,000 or approximately 38.5%, partially attributable to the inclusion of Miracle-Gro income, operating synergies of the Sierra acquisition and a lower effective tax rate as discussed in Footnote No. 6 to the Company's Consolidated Financial Statements on page 9.

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




                                    THE SCOTTS COMPANY



Date:  December 27, 1995        /s/ Paul D. Yeager
                                    Paul D. Yeager
                                    Executive Vice President
                                    Chief Financial Officer
                                    Principal Accounting Officer

                              THE SCOTTS COMPANY

                       QUARTERLY REPORT ON FORM 10-Q FOR
                       FISCAL QUARTER ENDED JULY 1, 1995


                                 EXHIBIT INDEX




 Exhibit                                                               Page
  Number                   Description                                Number


    11      Computation of Net Income Per Common Share                  16

    27      Financial Data Schedule                                     17