Form 10-K
period 1995-09-30
SCOTTS COMPANY
filed 1995-12-29
CIK 825542

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

(Mark One)

           (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 For the fiscal year ended September 30, 1995

                                      OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from ______________ to ___________________

                        Commission file number 1-11593

                              The Scotts Company

            (Exact name of registrant as specified in its charter)

                          Ohio                                31-1199481

     (State or other jurisdiction of incorporation         (I.R.S. Employer
                     or organization)                     Identification No.)

     14111 Scottslawn Road, Marysville, Ohio      43041
       (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: 513-644-0011

         Securities registered pursuant to Section 12(b) of the Act:

            TITLE OF EACH CLASS                          NAME OF EACH EXCHANGE

                              ON WHICH REGISTERED

9 7/8% Senior Subordinated Notes due August 1, 2004    New York Stock Exchange

 Common Shares, Without Par Value (18,717,064           New York Stock Exchange
Common Shares outstanding at December 1, 1995)

       Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 1, 1995 was $356,018,475.

     This report contains 121 pages of which this is Page 1. The Index to Exhibits begins at page 68.

                                    PART I

ITEM 1.  BUSINESS.

      The Scotts Company ("Scotts"), through its wholly-owned subsidiaries, Hyponex Corporation ("Hyponex"), Scotts-Sierra Horticultural Products Company ("Sierra"), Republic Tool and Manufacturing Corp. ("Republic"), Scotts' Miracle-Gro Products, Inc. and their subsidiaries (collectively, the "Company"), is one of the oldest and most widely recognized manufacturers of products used to grow and maintain landscapes: lawns, gardens and golf courses. In both the consumer and professional business groups, the Company's Scotts(R) and Turf Builder(R) (for consumer lawn care), Miracle-Gro(R) and Miracid(R) (for garden care), ProTurf(R) (for professional turf care) and Osmocote(R) and Peters(R) (for commercial horticulture) brands command market-leading shares more than double those of the next ranked competitors. The Company's long history of technical innovation, its reputation for quality and service and its effective marketing tailored to the needs of do-it-yourselfers and professionals have enabled the Company to maintain leadership in its markets while delivering consistent growth in sales and operating income. Do-it-yourselfers and professionals purchase through different distribution channels and have different information and product needs. Accordingly, the Company has two business groups, Consumer and Professional, to serve its domestic markets, as well as an International Group to serve its markets outside of North America.

      On May 19, 1995, pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of May 19, 1995, amending and restating the original Agreement and Plan of Merger, dated as of January 26, 1995 (as so amended and restated, the "Merger Agreement"), the Company acquired Stern's Miracle-Gro Products, Inc. ("Miracle-Gro Products"), Miracle-Gro Products Limited ("Miracle-Gro UK"), Miracle-Gro Lawn Products, Inc. ("Miracle-Gro Lawn Products") and the assets of Stern's Nurseries, Inc. ("Nurseries") (collectively, the "Miracle-Gro Companies"). The acquisition was structured as a merger of Scotts' wholly-owned subsidiary, ZYX Corporation ("Merger Sub") into Miracle-Gro Products (the "Merger"), with Miracle-Gro Products surviving, followed by stock transfers of all of the outstanding capital stock of Miracle-Gro UK and Miracle-Gro Lawn Products to Miracle-Gro Products (the "Subsequent Stock Transfers") and an asset transfer of all of the assets, but none of the liabilities, of Nurseries to Miracle-Gro Products (the "Asset Transfer" and, collectively with the Merger and the Subsequent Stock Transfers, the "Merger Transactions"). Following the Merger Transactions, Miracle-Gro Products was merged into its wholly-owned subsidiary, Scotts' Miracle-Gro Products, Inc., which is the ultimate surviving corporation of the Merger Transactions ("Scotts' Miracle-Gro"). Scotts' Miracle-Gro markets the leading brands of garden plant foods, Miracle-Gro(R) and Miracid(R).

      By operation of the Merger, each share of capital stock of Merger Sub was converted into one share of the voting common stock of Miracle-Gro Products, and the outstanding capital stock of Miracle-Gro Products was converted into the right to receive Scotts' Class A Convertible Preferred Stock (the "Convertible Preferred Stock") and warrants to acquire common shares of Scotts (the "Warrants"), as described below. As a result of the Merger Transactions, Scotts became the owner of all of the outstanding shares of common stock of the surviving corporation, Miracle-Gro Products, and its wholly-owned subsidiaries, Miracle-Gro UK and Miracle-Gro Lawn Products.

      Prior to the Merger Transactions, the Miracle-Gro Companies were privately held by: Horace Hagedorn, Chairman and Chief Executive Officer of Miracle-Gro Products, individually; members of the Hagedorn family through Hagedorn Partnership, L.P. (the "Hagedorn Partnership"); Community Funds, Inc., a New York not-for-profit corporation (the "Charity"), as a result of a charitable donation by Mr. Hagedorn on May 1, 1995; and John Kenlon, the President of Scotts' Miracle-Gro.

      As consideration for the Merger Transactions, Mr. Hagedorn, the Hagedorn Partnership, the Charity and Mr. Kenlon received, in the aggregate, $195,000,000 face amount of Convertible Preferred Stock, convertible at $19 per share (subject to adjustment) into approximately 35% of the total voting power of Scotts, and Warrants to purchase, at prices ranging from $21 to $29 per share, an additional 3,000,000 common shares of Scotts, which, if exercised, would enable them to exercise, together with the Convertible Preferred Stock, approximately 42% of the total voting power of Scotts.

      The closing of the Merger Transactions followed preliminary approval of a consent order reached with the Federal Trade Commission ("FTC"), pursuant to which the Company agreed to divest its Peters(R) U.S. consumer water-soluble fertilizer ("CWSF") business, which had 1994 sales of $7.2 million. The sale of the Peters(R) CWSF business closed on July 27, 1995. The Peters(R) commercial business and U.S. consumer potting soil business remain with the Company.

CONSUMER BUSINESS GROUP

      PRODUCTS

      The Company's consumer products include lawn fertilizers and lawn fertilizer/control combination products, garden and indoor plant care products, garden tools, potting soils and other organic products, grass seed and lawn spreaders.

      LAWN FERTILIZERS AND COMBINATION PRODUCTS. Among the Company's most important consumer products are lawn fertilizers, such as Turf Builder(R), and combination fertilizer/control products, such as Turf Builder Plus 2(R) and Turf Builder Plus Halts(R). Typically, these are patented, homogeneous, controlled-release products which provide complete controlled feeding for consumers' lawns for up to two months without the risk of damage to the lawn presented by less expensive non-controlled-release products. Many of the Company's products are specially formulated for geographical differences and some, such as Bonus(R) S (to control weeds in Southern grasses), are distributed to limited areas. Most of the Company's lawn fertilizer and combination products are sold in dry, granular form, although the Company also sells a small amount of liquid lawn care products. In 1995, the Miracle-Gro Companies also sold water soluble lawn food as Miracle-Gro(R) lawn food. Also in 1995, the Miracle-Gro Companies completed a two year test marketing program for a granular lawn product. A similar product, along with a combination weed and feed lawn product, will be offered by the Company under the Miracle-Gro(R) name nationwide for the 1996 season.

      Management estimates that in fiscal 1995, the Company's share of the U.S. do-it-yourself consumer lawn chemicals products market was approximately 49% (includes Miracle-Gro lawn products), more than double that of the second leading brand.

      GARDEN  AND  INDOOR   PRODUCTS.   With  the  completion  of  the  Merger
Transactions in May 1995, the Company now sells a complete line of water soluble fertilizers under the Miracle-Gro(R) brand name. These products are primarily used for garden fertilizer application, but also can be used for lawn care. The Company also produces and sells a line of boxed Scotts(R) Plant Foods, garden and landscape fertilizers, indoor plant care products and Osmocote(R) controlled-release garden fertilizers.

      Scotts' Miracle-Gro markets and distributes throughout the United States and Canada the leading line of water-soluble plant foods. These products are designed to be dissolved in water, creating a dilute nutrient solution which is poured over plants and rapidly absorbed by their roots and leaves.

      Stern's Miracle-Gro(R) All-Purpose Water-Soluble Plant Food is the Miracle-Gro Companies' leading product, accounting for approximately 60% of sales in their last fiscal year. Other water-soluble plant foods in the product line include Miracid(R) for acid loving plants, Miracle-Gro(R) for Roses, and Miracle-Gro(R) for Tomatoes. The Miracle-Gro Companies also sell a line of hose-end applicators for their water-soluble plant foods, the Miracle-Gro No-Clog(R) Garden and Lawn Feeder line, which allow consumers to apply water-soluble fertilizers to large areas quickly and easily with no mixing or measuring required. The Miracle-Gro Companies also market a line of products for houseplant use including Liquid Miracle-Gro(R), African Violet Food, Plant Food Spikes and Leaf Shine.

      Management estimates that in fiscal 1995, the Company's share of the garden and indoor products market was approximately 38% (includes Miracle-Gro products).

      GARDEN TOOLS. The Company has a licensing agreement in place with Union Tools, Inc. ("Union") under which Union, in return for the payment of royalties, is granted the right to produce and market a line of garden tools bearing the Scotts trademark. The Company also is a party to a licensing agreement with American Lawn Mower Company ("American") under which American, in return for the payment of royalties, is granted the right to produce and market a line of push-type reel lawn mowers bearing the Scotts trademark. In management's estimation, the Company did not have a material share of the markets for these products in fiscal 1995.

      ORGANIC PRODUCTS. The Company sells a broad line of organic products under the Scotts(R), Hyponex(R), Peters(R) Professional(R) and other labels, including retail potting soils, topsoil, peat, manures and mulches. Management estimates that the Company's fiscal 1995 U.S. market share was approximately 50% in potting soils, and approximately 41% in other consumer organic products.

      GRASS SEED. High quality grass seed was the Company's first lawn product. Today, the Company sells numerous varieties and blends of grass seed, many of them proprietary, designed for different uses and geographies. Management estimates that the Company's share of the U.S. consumer grass seed market was approximately 24% in fiscal 1995.

      LAWN SPREADERS. Because the Company's granular lawn care products perform best when applied evenly and accurately, the Company sells a line of spreaders specifically manufactured and developed for use with its products. This line includes the SpeedyGreen(R) and EasyGreen(R) rotary spreaders, the PrecisionGreen(R) and AccuGreen(R) drop spreaders, and the HandyGreen(R) hand-held rotary spreader.

      Since the acquisition of Republic in November, 1992, the Company has continued to market both its line of Scotts(R) spreaders and Republic's E-Z line of spreaders and to integrate the manufacture of its spreaders through Republic. Management estimates that the Company's share of the U.S. market for lawn spreaders was approximately 59% in fiscal 1995.

      CONSUMER BUSINESS STRATEGY

      The Company believes that it has achieved its leading position in the do-it-yourself lawn care market on the basis of its sophisticated technology, the superior quality and value of its products, the service it provides its customers and its strong marketing programs. The Company will continue to maintain and expand its market position by emphasizing these qualities and taking advantage of the name and reputation of its many strong brands such as Scotts(R), Miracle-Gro(R) and Hyponex(R). Through its Scotts(R), Peters(R) and Hyponex(R) labels, the Company has also focused on increasing sales of its higher margin organic products such as potting soils.

      The Merger Transactions with the Miracle-Gro Companies position the Company as the market leader in the lawn, garden and organics segment of the growing lawn and garden market. Population trends indicate that the consumer segment age of 40 and older, who represent the largest group of lawn and garden product users, will grow by 30% from 1995 to 2010, a growth rate more than twice that of the total population.

      Drawing upon its strong research and development capabilities, the Company intends to continue to develop and introduce new and innovative lawn and garden products. The Company believes that its ability to introduce successful new consumer products has been a key element in the Company's growth. New consumer products in recent years include: PatchMaster(R) (1992), a unique lawn repair product containing seed, Scotts Starter(R) fertilizer and mulch; a Poly-S(R) lawn fertilizer line(1993), which utilizes Scotts proprietary controlled-release technology to provide a lower priced product offering versus the premium Turf Builder(R) line; new AccuGreen(R) and Speedy Green(R) (1994) spreaders which are shipped and sold fully assembled; Scotts planting soils (1994), a line of ready-to-use, value-added soils which help simplify the do-it-yourself gardener's task and deliver superior growing performance; Scotts Ultra Turf Builder(R) products (1995), a line of fertilizer products for home use which draw upon the advanced technology of the Company's golf course products; GRUBEX(TM) (1995), providing season-long lawn protection against grubs; YardAll(TM) (1995), an extra large lawn and garden cart; and flat-bottom, stand-up bags (1995) for soil products, lawn fertilizers, plant food and grass seed, which improve merchandising for retail customers.

      The Company also seeks to capitalize upon the competitive advantages stemming from its position as the leading nationwide supplier of a full line of consumer lawn and garden products. The Company believes that this gives it an advantage in selling to larger retailers, who value the efficiency of dealing with a limited number of suppliers.

      The Company has developed a program to take advantage of Hyponex's composting expertise and the increasing concern about landfill capacity by entering into agreements with municipalities and waste haulers to compost yard waste. The Company now has twelve compost facilities. In addition to service fees, the Company substitutes the resulting compost for a portion of the raw materials in Hyponex and other Company products. Revenues in fiscal 1995 and 1994 from composting services were $7.2 million and $5.0 million, respectively.

      MARKETING AND PROMOTION

      The Company employs a 100 person direct sales force and numerous distributors for its consumer products to cover approximately 24,000 retail outlets and headquarters of national, regional and local chains. Most salespeople have college degrees and prior sales experience. In recent years, the percentage of sales to mass merchandisers and large buying groups has increased. The top ten accounts (which include three buying groups of independent retailers) represented 66% of the Consumer Business Group sales in fiscal 1994 and 70% in 1995.

      At the same time, the Company continues to support its independent retailers. Most importantly, the Company has developed a special line of products, marketed under the Lawn Pro(R) name, which is sold by independent retailers. These products include the 4-Step(TM) program, introduced in 1984, which encourages consumers to purchase four products at one time (fertilizer plus crabgrass preventer, fertilizer plus weed control, fertilizer plus insect control and a special fertilizer for Fall application). The Company promotes the 4-Step(TM) program as providing consumers with all their annual lawn care needs for less than one-third of what a lawn care service would cost.

      The Company believes the Lawn Pro line has helped maintain the loyalty of the independent retailers in the face of increasing competition from mass merchandisers.

      The Company supports its sales efforts with extensive advertising and promotional programs. Because of the importance of the Spring sales season in the marketing of consumer lawn and garden products, the Company focuses its consumer promotional efforts on this period. Through advertising and other promotional efforts, the Company seeks to encourage consumers to make the bulk of their lawn and garden purchases in the early Spring. The Company believes that its early season promotions substantially moderate the risk to its consumer sales posed by bad weekend weather.

      In 1995, the Company introduced a promotional allowance to retailers. This promotional allowance replaced the Company's point of sale fertilizer rebates offered to consumers and is designed to provide retailers with the ability to customize and differentiate promotions of Scotts products.

      Consistent with its long-standing policy of encouraging retailers to purchase products early, in 1995, the Company expanded a marketing program which provides incentives to retailers to purchase a portion of their calendar fourth quarter and 1996 fertilizer product requirements early, including extended payment terms consistent with the anticipated pattern of sales to consumers. Please see the discussion in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations - Fiscal 1995 compared with fiscal 1994." The Company and retailers view these types of programs as important to the production, distribution and marketing of these seasonal products. Therefore, it is anticipated that such programs will continue in future periods; however, management believes that the level of such programs in the future will be below that of fiscal 1995.

      An important part of the Company's sales effort is its national toll-free consumer hotline, on which its "lawn consultants" answer questions about the Company's products and give general lawn care advice to consumers. The Company's lawn consultants responded to over 410,000 telephone and written inquiries in fiscal 1995 and have handled over 2,900,000 calls since the inception of the consumer hotline in 1972.

      Backing up the Company's marketing effort is its well-known "No Quibble" guarantee, instituted in 1958, which promises consumers a full refund if for any reason they are not satisfied with the results after using the Company's products. Refunds under this guarantee have consistently amounted to less than 0.3% of net sales on an annual basis.

      Miracle-Gro products are sold through a direct sales force to certain large retailers and also via lawn and garden wholesale distributors. The percentage of sales to mass merchandisers, warehouse-type clubs and large buying groups has increased in recent years. The top ten accounts (which includes three wholesale distributors who resell to a variety of accounts) represented 67% of the Miracle-Gro Companies' business in 1994 and 69% in 1995.

      The Miracle-Gro(R) line of water-soluble plant foods can be found in most retail outlets which sell garden fertilizer products. Major retailers which carry Miracle-Gro(R) branded items include Wal-Mart, Home Depot, Kmart, Target and Lowe's Stores. Warehouse-type clubs such as Sam's Club and Price Costco also feature the products, as do nursery chains such as Frank's Nursery and Crafts. Hardware cooperatives, such as Cotter and Co., Ace Hardware Corp. and Servistar Hardware Stores, carry portions of the Miracle-Gro(R) line. The houseplant items are also carried in stores with traditionally small garden sections, such as supermarkets and drugstores.

      COMPETITION

      The consumer lawn and garden market is highly competitive. The most significant competitors for the consumer lawn care business are lawn care service companies. At least one of these, Tru Green Company, which also owns the ChemLawn(R) lawn care service business, operates nationally and is significantly larger than the Company. In the do-it-yourself segment, the Company's products compete primarily against regional products and private label products produced by various suppliers and sold by such companies as Kmart Corporation. These products compete across the entire range of the Company's product line. In addition, certain of the Company's products compete against branded fertilizers, pesticides and combination products marketed by such companies as Monsanto Company (Ortho(R) and Greensweep(R)), Lebanon Chemical Corp. (Greenview(R)) and United Industries Corporation (Peters(R) water soluble fertilizers for the consumer market).

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

      The Miracle-Gro Companies' products, which are generally non-proprietary, have competed primarily against regional brands and private label products on both a regional and national basis. The Miracle-Gro
Companies have maintained their strong market position by virtue of an extensive advertising campaign, and by the quality of their products. However, there can be no assurance that expanded marketing efforts by existing competitors, or new entrants, will not erode the business or profit margins of the Miracle-Gro Companies.

      BACKLOG

      The majority of annual consumer product orders (other than organic products which are normally ordered in season on an "as needed" basis) are received from retailers during the months of October through April and are shipped during the months of January through April. As of November 28, 1995, orders on hand for retailers totaled approximately $62 million compared to approximately $26 million on the same date in 1994. All such orders are expected to be filled in fiscal 1996.

PROFESSIONAL BUSINESS GROUP

      THE MARKET

      The Company sells its professional products to golf courses, commercial nurseries and greenhouses, schools and sportsfields, multi-family housing complexes, business and industrial sites, lawn and landscape services and specialty crop growers. In 1995, the Professional Business Group served such high profile golf courses as Augusta National (Georgia), Cypress Point and Pebble Beach (California), Desert Mountain (Arizona), Muirfield Village Golf Club (Ohio), Oakmont Country Club (Pennsylvania), Colonial Country Club (Texas) and Medinah Country Club (Illinois). Sports complexes such as Fenway Park, Camden Yard, Wrigley Field, Yankee Stadium and the Rose Bowl are professional customers, as are major commercial nursery/greenhouse operations such as Monrovia, Hines and Imperial.

      Golf courses and highly visible turf areas accounted for approximately 46% of the Company's professional sales in fiscal 1995. During 1995, the Company sold products to approximately 53% of the over 14,500 golf courses in North America, including 83 of GOLF DIGEST's top 100 U.S. courses. Management estimates, based on an independent bi-annual market survey and other information available to the Company, that the Company's leading share of the North American golf course turf maintenance segment was approximately 20% in 1995.

      According to the National Golf Foundation, approximately 200 new golf courses have been constructed annually for the last three years. Management believes that the increase in the number of courses, the concentration of the growth in the West/South with a longer growing/maintenance season, the increasing playing time requiring more course maintenance and the trend toward more highly maintained courses will continue to contribute to sales growth in the golf course business.

      Horticulture sales accounted for approximately 45% of the Company's professional sales in fiscal 1995. The Company sold products to thousands of nursery, greenhouse and specialty crop growers through a network of over 100 horticultural distributors. On a full year basis, the Company estimates that its leading share of the North American horticultural segment was approximately 35% in 1995.

      Management believes the increasing acceptance of controlled-release fertilizers in horticultural/ agricultural applications due to performance advantages and groundwater leaching concerns will contribute to an increase in the annual sales growth rate in the horticulture segment.

      In January 1994, a new business unit under the ProGrow(R) name was created to better serve the large, but highly fragmented, lawn/landscape service market, in addition to schools and sportsfields, multi-family housing complexes and business/industrial sites. Many small service operators prefer to purchase on an as-needed, "cash and carry" basis, so the Company is establishing a network of distributors to extend local availability of its professional products. By the end of fiscal 1995, there were over 90 distributor locations, with plans to add additional distributors in 1996 and beyond. Management believes changing demographic factors such as increasing time pressures, higher disposable income and an aging population will result in an expanding service business.

      PRODUCTS

      The Company's professional products, marketed under such brand names as ProTurf(R), ProGrow(R), Osmocote(R), Peters(R), Metro-Mix(R) and Terra-Lite(R), include a broad line of sophisticated controlled-release fertilizers, water soluble fertilizers, control products (herbicides, insecticides, fungicides and growth regulators), wetting agents, organic products, grass seed and application devices. The fertilizer lines utilize a range of proprietary controlled-release fertilizer technologies, including Polyform(R), Triaform(R), Poly-S(R), Osmocote(R) and ScottKote(R), and proprietary water soluble fertilizer technologies, including Peters(R) and Peters Excel(R). The Company applies these technologies to meet a wide range of professional customer needs, ranging from quick release greenhouse fertilizers to controlled-release fairway/greens fertilizers to extended release nursery fertilizers that last up to a year or more.

      The Company  works very closely with basic  pesticide  manufacturers  to secure exclusive positions on advanced control chemistry which can be formulated on granular carriers, including fertilizers, or liquid application. In 1995, at least seven professional products featured exclusive control technologies, including such products as the TGR(R) growth regulator line, Turplex(R) bioinsecticide, Prograss(R) and Confront(R) herbicides. Liquid-applied fertilizers and control products numbered 38 in 1995. Application devices include both rotary and drop action spreaders. Over 20 proprietary grass seed varieties are part of the professional line. The Sierra acquisition in December 1993 added an established line of soil-less mixes in which controlled and water soluble fertilizers, wetting agents and control products can be incorporated to customize potting media for nurseries and greenhouses.

      During 1995, the Company introduced 96 new professional products, including Poly-S(R) and over-seeding line extensions, a line of fertilizers for aquaculture, and controlled-release products for specialty agriculture markets.

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

      A primary focus of the Professional Business Group's strategy is to provide a continuing flow of innovative new products to its professional customers. Products introduced since 1990 accounted for over 45% of the Professional Business Group's net sales in fiscal 1995.

      The Company intends to use its strong position in the golf course segment to increase sales of Sierra(R) products to those users, and, conversely, to expand the distribution of Scotts(R) nursery products in the commercial horticultural segment in which Sierra has a strong position.

      The Professional Business Group also is working to increase market coverage by focusing on various professional market niches. In 1965, the Company established its first specialized professional sales force, focusing on golf courses. Since 1985, it has established separate sales forces and/or sales managers for lawn and landscape services, sports fields, golf course architects and construction companies, and the international market of the Professional Business Group. In 1992, the Company introduced a fairway application service for golf courses. This service has been expanded and is now available in fourteen markets, with two new markets planned for 1996. In 1994, the ProGrow(R) business was launched to better serve lawn/landscape services that purchase on an as-needed basis. In January 1995, Scotts entered into a licensing agreement with a lawn care service company, Emerald Green Lawn Service ("Emerald Green"), which allows Emerald Green to use the Scotts name and logo in its marketing efforts. Emerald Green applies Scotts products exclusively. Scotts has a 25% equity interest in Emerald Green.

      MARKETING AND PROMOTION

      The Professional Business Group's sales force consists of 127 territory managers. Many territory managers are experienced former golf course superintendents or nursery managers and most have degrees in agronomy, horticulture or similar disciplines. Territory managers work closely with golf course and sports field superintendents, turf and nursery managers, and other landscape professionals. In addition to marketing the Company's products, the Company's territory managers provide consultation, testing services, and advice regarding maintenance practices, including individualized comprehensive programs incorporating various products for use at specified times throughout the year. The professional grower business is served primarily through an extensive network of distributors, most with substantial experience in the horticulture market, with territory managers spending the majority of their time with growers.

      To reach potential purchasers, the Company uses trade advertising and direct mail, publishes newsletters, and sponsors seminars throughout the country. In addition, the Company maintains a special toll-free hotline for its professional customers. The professional customer service department responded to over 45,000 telephone inquiries in fiscal 1995.

      COMPETITION

      In the professional turf and nursery market, the Company faces a broad range of competition from numerous companies ranging in size from multi-national chemical and fertilizer companies such as Monsanto and DowElanco Company, to smaller specialized companies such as Lesco, Inc. and Lebanon Chemical Corp., to local fertilizer manufacturers and blenders.
Portions of this market, such as fairway and rough fertilizers for golf courses, are sometimes served by large agricultural fertilizer companies, while other segments, such as fertilizers and pest controls for golf course greens and high value nursery crops, are served by specialized, research-oriented companies. In certain areas of the country, particularly Florida, a number of companies have begun to offer turf care services, including product application, to golf courses. In addition, the higher margins available for sophisticated products to treat high value crops continue to attract large and small chemical producers and formulators, some of which have larger research departments and budgets than the Company. While the Company believes that its reputation, turf and ornamental market focus, expertise in product development and professional sales force will enable it to continue to maintain and build its share of the professional market, there can be no assurance that the Company's market share or margins will not be eroded in the future by new or existing competitors.

      BACKLOG

      A large portion of professional product orders are received during the months of August through November and are filled during the months of September through November. As of September 30, 1995, orders on hand from professional customers totaled approximately $9.9 million compared with $7.8 million on the same date in 1994. All such orders are expected to be filled in fiscal 1996.

INTERNATIONAL

      THE MARKET

      The Company produces and sells its products in over sixty-five countries to both consumer and professional markets. Growth potential exists in both markets, and the Company has positioned itself to grow through both direct sales and distributor arrangements.

      Consumer lawn and garden products are sold under the Scotts(R) label in Australia, Canada, the European Union, the Pacific Rim and New Zealand. In addition, products bearing the Miracle-Gro(R) trademark are marketed in Canada, the Caribbean and the United Kingdom (the "U.K."). The Company's Hyponex(R) line of products is present in Japan as a result of a long-term agreement with Hyponex Japan Corporation, Ltd.

      Professional markets include both the turf and horticulture industries. The Company currently markets its professional products in Australia, Canada, the Caribbean, Eastern Europe, the European Union, Japan, Latin America, Mexico, the Middle East, New Zealand, and South East Asia. Horticultural products mainly carry the Scotts(R), Sierra(R), Peters(R) and Osmocote(R) labels. Turf products primarily use the Scotts(R) trademark.

      Miracle-Gro UK was formed by the Miracle-Gro Companies in 1990 as the marketing arm for expansion into the U.K. Miracle-Gro UK operated in a venture with the Garden and Professional Products Division of Imperial Chemical Industries, Plc., which subsequently spun-off that business, along with others, into a new company called Zeneca Garden Care ("Zeneca"). The venture agreement provided for Zeneca to contract the packaging and distribution of Miracle-Gro products in the U.K. in return for a share of the operating profits. On December 31, 1994, the Garden and Professional Products Division of Zeneca was sold to Miracle Garden Care Ltd. ("Miracle Garden Care"), a wholly-owned subsidiary of Miracle Holdings Limited ("Miracle Holdings"). Miracle Holdings is a newly formed company established by Miracle-Gro UK and certain institutional investors, each of which is an affiliate of either Charterhouse plc or Advent International plc, for the purpose of pursuing the lawn and garden care business in the U.K. and elsewhere. Miracle-Gro UK received a 32.5% equity interest in Miracle Holdings in return for its transfer to Miracle Holdings of Miracle-Gro's European business and the grant to Miracle Garden Care, pursuant to the license agreement described below, of rights to certain trademarks. In addition, Miracle-Gro UK was granted certain rights to buy out substantially all of the equity stakes of the other investors in Miracle Holdings at certain future times. The option to buy out the other investors in Miracle Holdings now extends to the Company.

      The territory covered by the licensing agreement between Miracle-Gro UK and Miracle Garden Care covers all of Europe, including the U.K. and Ireland. Exclusive rights to certain Miracle-Gro trademarks for this territory were licensed to Miracle Garden Care under this agreement. The term of the license period could range from five to twenty years and will be determined based upon the joint venture's achievement of certain operating profit goals and upon whether Miracle Garden Care elects to make a public offering of its stock. Subsequent to the Merger Transactions, the territory in which Miracle Garden Care has the right to sell Miracle-Gro branded products was limited to the U.K. and Ireland, and Miracle Garden Care will have the right to manufacture all such products sold in the rest of Europe.

      Scotts' Miracle-Gro in the U.K. has leading positions in a number of lawn and garden market categories. Products are sold by a direct sales force to leading do-it-yourself and gardening retailers.

      BUSINESS STRATEGY

      An increasing portion of the Company's sales is derived from customers in foreign countries, and, with the acquisition of Sierra in December 1993, the Company has manufacturing and distribution operations in foreign countries. The Company's managers travel abroad regularly to visit its facilities, distributors and customers, and the Company's own employees manage its affairs in most of Western Europe, Hungary, Poland, the U.K., Australia, Singapore and Malaysia. The Company plans to expand its international business in both the Consumer Business Group and the Professional Business Group. The Company believes that the value, quality and confidence that are widely associated with its brands domestically can be transferred to the global market place.

      The Company intends to continue to market its products internationally through both direct sales and distributor arrangements. Any significant changes in international economic conditions, expropriations, changes in taxation and regulation by United States and/or foreign governments could have a substantial effect upon the international business of the Company. Management believes, however, that these risks are not unreasonable in view of the opportunities for profit and growth available in foreign markets.

      In addition, the Company's international earnings and cash flows are subject to variations in currency exchange rates, which derive from sales and purchases of the Company's products made in foreign currencies. In order to minimize the impact of adverse exchange rate movements, the Company has developed a program, approved by the Company's Board of Directors, to manage and mitigate this risk. The risk management program is designed to minimize impact on the cash value of the Company's foreign currency payables and receivables, as well as the impact on earnings. To implement the program, in January 1995 the Company entered into forward foreign exchange contracts and purchased currency options to lessen this risk.

      COMPETITION

      The Company's international consumer business faces strong competition in the garden center segment, particularly in Canada and the U.K. Competitors in the U.K. include Fisons, Phostrogen, PBI and various local companies. Competitors in Canada include Nu-Gro, So-Green and Vigoro. The Company has historically responded to competition with superior products, well focused market spending, excellent trade relationships, competitive prices and broad distribution.

      The international professional products market is very competitive particularly in the controlled-release fertilizer segment. Numerous United States and European companies are pursuing this segment internationally, including Pursell Industries, Lesco, Lebanon, Vigoro, Noram, BASF, Helena, Haifa Chemicals, Coron and private label companies. Historically, the Company's response to competition in the professional markets has been to adapt its technology to solving specific turf and horticultural problems which are identified by developing close working relationships with key users.

      Management believes the Company is well-positioned to obtain an increased share of the international market, for several reasons. First, the Company has a broad, diversified product line that allows it to sell products to the varied world market segments of consumer, professional, turf, horticulture and high value crops. The Company also has the capability to sell worldwide through its extensive distributor network. Third, the Company's continued investment in technology and new product development allows it to compete effectively worldwide. In addition, the Company is able to take advantage of economies of scale based on existing domestic and international sales volume. Finally, the Company's ability to serve diverse market segments on a worldwide basis enhances its ability to access new technology from major chemical companies and research organizations. However, there can be no assurance that the Company's market share or margins will not be eroded by new or existing competitors.

MATTERS RELATING TO THE COMPANY GENERALLY

      PATENTS, TRADEMARKS AND LICENSES

      The "Scotts", "Miracle-Gro" and "Hyponex" brand names and logos, as well as a number of product trademarks, including "Turf Builder", "Lawn Pro", "ProTurf", "ProGrow", "Osmocote" and "Peters" are federally and internationally registered and are considered material to the Company's business. The Company regularly monitors its trademark registrations, which are generally effective for ten years, so that it can renew those nearing expiration. In 1989, the Company assigned rights to certain Hyponex(R) trademarks to Hyponex Japan Corporation, Ltd. In December 1994, Miracle-Gro licensed exclusive rights to certain Miracle-Gro trademarks in the U.K. and Ireland to Miracle Garden Care for a term ranging from five to twenty years.

See " International - The Market".

      As of September 30, 1995, the Company held over 100 patents on processes, compositions, grasses, and mechanical spreaders and has several additional patent applications pending. Patent protection generally extends seventeen years, and many of the Company's patents extend well into the next decade. The Company also holds exclusive and nonexclusive patent licenses from certain chemical suppliers permitting the use and sale of patented pesticides.

      RESEARCH AND DEVELOPMENT

      The Company has a long history of innovation, and its research and development successes can be measured in terms of sales of new products and by the Company's patents. Most of the Company's fertilizer products, many of its grasses and many of its mechanical devices are covered by one or more of over 100 U.S. and foreign patents owned by the Company.

      The Company maintains a premier research and development organization headquartered in the Dwight G. Scott Research Center in Marysville, Ohio. The Company also operates three research field stations located in Florida, Texas and Oregon. These field stations facilitate evaluation of products in a variety of climatic conditions, an integral part of the Company's product development, quality assurance and competitive product analysis programs. Research to develop new and improved application devices is conducted at Republic's manufacturing facility in Carlsbad, California. Taken together, the research and development effort maintains a focus on superior agronomic performance for lawn, turf and horticultural applications through products which are cost effective and easy to use. The knowledge and concepts used to formulate products for the professional turf and plant production markets are also used to provide similar results for the do-it-yourself market. In addition to the Marysville R&D organization, Scotts Europe, B.V. (Netherlands) maintains an R&D facility devoted to the Osmocote(R) controlled release fertilizer line produced in Heerlen, The Netherlands.

      Since its introduction of the first home lawn fertilizer in 1928, the Company has used its research and development strengths to build the do-it-yourself market. Technology continues to be a Company hallmark. The Company's introduction of the TGR(R) line in 1987 to control poa annua on golf courses is an example. In 1992, the Company introduced Poly-S(R), a patented proprietary controlled-release fertilizer technology. In 1993, ScottKote(R), another controlled-release technology primarily for the nursery market, was introduced. In addition, the Company has modified its Marysville facility to utilize a new, patented production process which is expected to reduce costs and improve product quality, while increasing production capacity. (See "Production Facilities.") Since the Hyponex acquisition in 1988, the Company's research and development organization has worked to improve the quality and reduce the production cost of branded organic products, in particular potting soils. One of the results of this effort was the introduction, in 1994, of a line of value-added, premium quality potting soils and planting mixes under the Scotts(R) brand.

      Research has also been focused on durability, precision, and reduced production costs of the Republic-produced spreaders. Recently, Republic completely redesigned the major products within the Company's consumer spreader line so that they are now completely preassembled and are distributed and displayed using innovative packaging.

      Sierra pioneered the use of controlled-release fertilizers for the horticultural markets with the introduction of "Osmocote" in the 1960's. This polymer-encapsulated technology has achieved a large share of the horticultural markets due to its ability to meet the strict performance requirements of professional growers. Scotts' and Sierra's research and development efforts have been fully integrated and are focused on cost reduction and product/process innovation. A new, multi-coated controlled-release technology has been developed and a new production line is nearing completion at the Company's Charleston, South Carolina plant.

      During fiscal 1995, the Company developed new products in several branded lines including Scotts(R) professional turf products, Osmocote(R) controlled release fertilizer, Scotts(R) spreaders, Redi-Earth(R) potting soil, Metro Mix(R) potting soil and Miracle Earth(TM) planting mix.

      Combined Company research and development expenses were approximately $11.0 million (1.5% of net sales) for 1995 including environmental and regulatory expenses. This compares to $7.7 million (1.5% of net sales) and $10.4 million (1.5% of net sales) for 1993 and 1994, respectively.

      PRODUCTION FACILITIES

      The manufacturing plants for consumer and professional fertilizer products marketed under the Scotts(R) label are located in Marysville, Ohio. In the first quarter of fiscal 1995, a new facility for producing Poly-S(R), a proprietary controlled release fertilizer, opened and has operated at expected production volumes. Continued demand for "Turf Builder" products resulted in expanding the operations of these product lines from five days per week operations to continuous operation in June of 1995. The Sierra(R) controlled release fertilizers are produced in Charleston, South Carolina, Milpitas, California and Heerlen, The Netherlands. At the Heerlen facility, expansion is nearing completion to permit the blending of products which utilize both Scotts and Sierra proprietary technology. The Company's Taylor Seed Packaging Plant is located on a separate site in Marysville. Hyponex(R) organic products are processed and packaged in over 22 locations throughout the United States. The Company's lawn spreaders are produced at the Republic facility in Carlsbad, California. Peters(R) water-soluble fertilizers are produced in Allentown, Pennsylvania, and the potting soils are produced in Travelers Rest, South Carolina and in Hope, Arkansas. With the sale of the Peters(R) CWSF business, the Allentown facility is producing water soluble fertilizer products for the buyer under a long-term supply agreement. On July 27, 1995, the Company entered into a Long-Term Supply Agreement (the "Agreement") with Peters Acquisition Co. ("PAC"), a wholly-owned subsidiary of Alljack & Company and Celex Corporation ("Alljack"). The initial term of the Agreement is two years (beginning August 27, 1995 and ending August 26, 1997). The term may be extended and prices re-negotiated for an additional three years thereafter solely at the option of PAC and may be extended thereafter for one year terms by mutual agreement. The Agreement requires PAC to purchase from the Company its entire requirements of Peters(R) CWSF products until September 30, 1996, at a price based upon a negotiated formula which applies during the initial term and any renewals. After September 30, 1996, PAC will purchase quantities as desired and may develop independent sources of supply, as required by the FTC. Pursuant to a subsequent stock and asset sale, PAC is now owned by individuals associated with United Industries Corporation.

      All of the Company's fertilizer production facilities recorded increased volumes over the prior year. Resin used for producing Osmocote(R) controlled-release fertilizer is manufactured at Sierra Sunpol Resins, a joint venture company which is 97% owned by Sierra. The Company operates twelve composting facilities where yard waste (grass clippings, leaves, and twigs) is converted to raw materials for the Company's organic products. Nine of the facilities are "stand-alone" facilities with the remainder being located at existing organics products bagging facilities. Management believes that each of its facilities is well-maintained and suitable for its purpose.

      The Company's fertilizer processing and packaging facilities currently operate seven days per week for three shifts. Steps continue to integrate product manufacturing between the Scotts and Sierra manufacturing locations.

      The Company's Marysville facilities were substantially modified during fiscal 1992 and 1993. The Company replaced one of the existing fertilizer production lines with a line utilizing a new, patented process which it developed. In addition, the Company erected a new physical-blend facility and added equipment to apply polymer coating to fertilizer materials.

      During 1994, approximately $13 million was spent to erect a new Poly-S(R) fertilizer plant, an investment made necessary by very strong forecasted demand. Additionally, approximately $4.0 million was spent on Sierra business needs.

      CAPITAL EXPENDITURES

      Capital expenditures totaled $33.4 million and $23.6 million for the fiscal years ended September 30, 1994 and 1995, respectively. The Company expects that capital expenditures during fiscal 1996 will total approximately $28 million.

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

      Sierra purchases granular, homogeneous fertilizer substrates to be coated, and the resins for coating. These resins are primarily supplied domestically by Sierra SunPol Resins, a 97%-owned subsidiary of Sierra.

      Sphagnum peat, peat humus, vermiculite, manure and bark constitute Hyponex's most significant raw materials. At current production levels, the Company estimates Hyponex's peat reserves to be sufficient for its near-term needs in all locations except the Northeast. Regulatory activities by the Army Corps of Engineers have prevented production at one peat harvesting facility located in Lafayette, New Jersey. See "-Environmental and Regulatory Considerations." To meet the demand previously filled by this facility, the Company has been purchasing peat from other nearby producers. Bark products are obtained from sawmills and other wood residue producers and manure is obtained from a variety of sources, such as feed lots, race tracks and mushroom growers. The Company is currently substituting composted yard waste for some organic raw materials and is planning to expand this practice.

      Raw materials for Republic include various engineered resins and metals, all of which are available from a variety of vendors. Raw materials for Scotts' Miracle-Gro include phosphates, urea and potash. The Company considers its sources of supply for these materials to be adequate. All of the products sold by Scotts' Miracle-Gro (other than those produced by Miracle Garden Care) are produced under contract by independent fertilizer blending and packaging companies.

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

      The products of Scotts' Miracle-Gro are warehoused and shipped from five contract packagers located throughout the country. These contract packagers ship full truckloads of product via common carrier to lawn and garden distributors.

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

      Sierra's products are produced at three fertilizer and two organic manufacturing facilities located in the United States and one fertilizer manufacturing facility located in Heerlen, The Netherlands. The majority of shipments are via common carriers to nearby distributors' warehouses. A small private trucking fleet is maintained at the organic facilities for direct shipment of custom orders to customers. Inventories are also maintained in field warehouses.

      Republic-produced,  Scotts(R)  branded  spreaders are shipped via common
carrier  to  regional   warehouses   serving  the  Company's  retail  network.
Republic's E-Z spreader line and its private label lines are sold free-on-board (FOB) Carlsbad with transportation arranged by the customer.

      SIGNIFICANT CUSTOMERS

      Kmart Corporation and Home Depot represented approximately 14.4% and 13.1%, respectively, of the Company's sales in fiscal 1995 and 16.1% and 10.7%, respectively, of the Company's outstanding trade accounts receivable at September 30, 1995, which reflects their significant position in the retail lawn and garden market. The loss of either of these customers or a substantial decrease in the amount of their purchases could have a material adverse effect on the Company's business.

      EMPLOYEES

      The Company's corporate culture emphasizes employee participation in management, comprehensive employee benefits and programs and profit sharing plans. As of September 30, 1995, the Company employed approximately 2,300 full-time year-round workers including 130 located outside the United States. Full-time workers average approximately 10 years employment with the Company or its predecessors. During peak production periods, the Company engages as many as 750 temporary employees. The Company's employees are not unionized, with the exception of twenty-one of Sierra's employees at its Milpitas facility, who are represented by the International Chemical Workers Union.

ENVIRONMENTAL AND REGULATORY CONSIDERATIONS

      Federal, state and local laws and regulations relating to environmental matters affect the Company in several ways. All products containing pesticides must be registered with the United States Environmental Protection Agency ("United States EPA") (and in many cases, similar state and foreign agencies) before they can be sold. The inability to obtain or the cancellation of any such registration could have an adverse effect on the Company's business. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether the Company's competitors were similarly affected. The Company attempts to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals, but there can be no assurance that it will continue to be able to avoid or minimize these risks. Fertilizer and organic products (including manures) are also subject to state labeling regulations.

      In addition, the use of certain pesticide and fertilizer products is regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may include requirements that only certified or professional users apply the product or that certain products be used only on certain types of locations (such as "not for use on sod farms or golf courses"), may require users to post notices on properties to which products have been or will be applied, may require notification of individuals in the vicinity that products will be applied in the future or may ban the use of certain ingredients. The Company has been successful in complying with these regulations. Compliance with such regulations and the obtaining of registrations does not assure, however, that the Company's products will not cause injury to the environment or to people under all circumstances.

      State and federal authorities generally require Hyponex to obtain permits (sometimes on an annual basis) in order to harvest peat and to discharge water run-off or water pumped from peat deposits. The state permits typically specify the condition in which the property must be left after the peat is fully harvested, with the residual use typically being natural wetland habitats combined with open water areas. Hyponex is generally required by these permits to limit its harvesting and to restore the property consistent with the intended residual use. In some locations, Hyponex has been required to create water retention ponds to control the sediment content of discharged water.

      In July 1990, the Philadelphia district of the Army Corps of Engineers directed that peat harvesting operations be discontinued at Hyponex's Lafayette, New Jersey facility, and the Company complied. In May 1992, the
Department of Justice in the U.S. District Court for the District of New Jersey, filed suit seeking a permanent injunction against such harvesting at that facility and civil penalties. The Philadelphia District of the Corps has taken the position that peat harvesting activities there require a permit under Section 404 of the Clean Water Act. If the Corps' position is upheld, it is possible that further harvesting of peat from this facility would be prohibited. The Company is defending this suit and is asserting a right to recover its economic losses resulting from the government's actions. Management does not believe that the outcome of this case will have a material adverse effect on the Company's operations or its financial condition. Furthermore, management believes the Company has sufficient raw material supplies available such that service to customers will not be adversely affected by continued closure of this peat harvesting operation.

      State, federal and local agencies regulate the disposal, handling and storage of waste and air and water discharges from Company facilities. During fiscal 1995, the Company had approximately $538,000 in environmental capital expenditures and $332,000 in other environmental expenses, compared with approximately $100,000 in environmental capital expenditures and $300,000 in other environmental expenses in fiscal 1994. The Company has budgeted $500,000 in environmental capital expenditures and $350,000 in other environmental expenses for fiscal 1996.

      In September 1991, the Company was identified by the Ohio Environmental Protection Agency (the "Ohio EPA") as a Potentially Responsible Party ("PRP") with respect to a site in Union County, Ohio (the "Hershberger site") that has allegedly been contaminated by hazardous substances whose transportation, treatment or disposal the Company allegedly arranged. Pursuant to a consent order with the Ohio EPA, the Company, together with four other PRPs identified to date, investigated the extent of contamination in the Hershberger site. The results of the investigation were that the site presents a low degree of risk and that the chemical compounds which contribute to the risk are not compounds used by the Company. Accordingly, the Company has elected not to participate in any remediation which might be required at the site. As a result of the joint and several liability of PRPs, the Company might possibly be subject to financial participation in the costs of the remediation plan, if any. However, management does not believe any such obligations would have a significant adverse effect on the Company's results of operations or financial condition.

      Sierra is a PRP in connection with the Lorentz Barrel and Drum Superfund Site in California, as a result of its predecessor having shipped barrels to Lorentz for reconditioning or sale between 1967 and 1972. Many other companies are participating in the remediation of this site, and issues relating to the allocation of the costs have been resolved with the Company being identified as a de minimis contributor. The Company settled this matter by means of a one-time payment totalling $1,000 to the United States EPA and the State of California. In addition, Sierra is a defendant in a private cost-recovery action relating to the Novak Sanitary Landfill, located near Allentown, Pennsylvania. By agreement with W. R. Grace-Conn., Sierra's liability is limited to a maximum of $200,000 with respect to this site. The Company's management does not believe that the outcome of these proceedings will in the aggregate have a material adverse effect on its financial condition or results of operations.

      Sierra is subject to potential fines in connection with certain EPA labeling violations under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"). The fines for such violations are based upon formulas as stated in FIFRA. As determined by these formulas, Sierra's maximum exposure for the violations is approximately $810,000. The formulas allow for certain reductions of the fines based upon achievable levels of compliance. Based upon anticipated levels of compliance, management estimates Sierra's liability to be no more than $200,000, which has been accrued in the financial statements.

ITEM 2.   PROPERTIES.

        The Company has fee or leasehold interests in approximately sixty (60) facilities.

        The Company owns approximately 843 acres in two locations at its Marysville, Ohio headquarters. It owns three research facilities in Apopka, Florida; Cleveland, Texas; and Gervais, Oregon. The Company leases one fertilizer warehouse in Ohio.

     Republic leases its twenty (20) acre spreader facility in Carlsbad, California.

        The Company's twenty-two (22) organics facilities are located nationwide in nineteen states. All are owned by the Company. Most facilities include production lines, warehouses and offices. Five sites also include composting facilities.

        The Company has nine stand-alone composting facilities. Four of these sites are leased and are located in California, Indiana, Ohio and Illinois.
Five sites are utilized through agreements with the municipalities of Greensboro, North Carolina; Shreveport, Louisiana; Spokane, Washington; Independent Hill, Virginia; and Balls Ford, Virginia.

        The Company owns two Sierra manufacturing facilities in Fairfield, California and Heerlen, The Netherlands. It leases three Sierra manufacturing facilities in Allentown, Pennsylvania; Milpitas, California; and North Charleston, South Carolina.

        The   Company   leases  the  land  upon  which   Scotts'   Miracle-Gro
headquarters is located.

        It is the opinion of the Company's management that its facilities are adequate to serve their intended purposes at this time and that its property leasing arrangements are stable. Please also see the discussion of the Company's production facilities in "ITEM 1. BUSINESS - Matters Relating to the Company Generally -- Production Facilities" above, which discussion is incorporated herein by this reference. As discussed in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS IN OPERATIONS Challenges for 1996," the Company plans to make investments in manufacturing plant in 1996 to increase capacity in the summer months.

ITEM 3.  LEGAL PROCEEDINGS.

        As noted in the discussion of "Environmental and Regulatory Considerations" in ITEM 1. BUSINESS, the Company is defending a suit filed by the United States Department of Justice which seeks civil penalties and a permanent injunction against peat harvesting at Hyponex's Lafayette, New Jersey facility. The Company has asserted a right to recover its economic losses resulting from the government's actions. The Company also is involved in several other environmental matters, as set forth above in "Environmental and Regulatory Considerations". Management does not believe the outcome of these matters will have a material adverse effect on the Company's operations or its financial condition.

        The Company is involved in other lawsuits and claims which arise in the normal course of its business. In the opinion of management, these claims individually and in the aggregate are not expected to result in an adverse effect on the Company's financial position or operations.

        During 1993 and 1994, Miracle-Gro Products discussed with Pursell Industries, Inc. ("Pursell") the feasibility of forming a joint venture to produce and market a line of slow-release lawn food, and in October 1993, signed a non-binding "heads of agreement". After the Merger was announced, Pursell demanded that Miracle-Gro Products reimburse it for monies allegedly spent by Pursell in connection with the proposed project. Because Miracle-Gro Products does not believe that any such monies are due or that any such joint venture ever was formed, on February 10, 1995, it instituted an action in the Supreme Court of the State of New York, STERN'S MIRACLE-GRO PRODUCTS, INC. V. PURSELL INDUSTRIES, INC., Index No. 95-004131 (Nassau Co.) (the "New York Action"), seeking declarations that, among other things, Miracle-Gro Products owed no monies to Pursell relating to the proposed project and that no joint venture was formed. Pursell moved to dismiss the New York Action in favor of the Alabama action described below, which motion was granted August 7, 1995.

        On March 2, 1995, Pursell instituted an action in the United States District Court for the Northern District of Alabama, PURSELL INDUSTRIES, INC.
V. STERN'S MIRACLE-GRO PRODUCTS, INC., CV-95-C-0524-S (the "Alabama Action"), alleging, among other things, that a joint venture was formed, that Miracle-Gro Products breached an alleged joint venture contract, committed fraud, and breached an alleged fiduciary duty owed Pursell by not informing Pursell of negotiations concerning the Merger. On December 18, 1995, Pursell filed an amended complaint in the Alabama Action in which Scotts was named as an additional party defendant. In the amended complaint, Pursell alleges, among other things, that Miracle-Gro Products (now Scotts' Miracle-Gro) breached an alleged joint venture contract, committed fraud, and breached an alleged fiduciary duty owed Pursell by not informing Pursell of negotiations concerning the Merger and by allegedly misappropriating a business opportunity growing out of an alleged fiduciary relationship between Pursell and Miracle-Gro Products (now Scotts' Miracle-Gro); that Scotts intentionally interfered with the alleged business relationship between Pursell and Miracle-Gro Products (now Scotts' Miracle-Gro); that Miracle-Gro Products (now Scotts' Miraclo-Gro) willfully, maliciously and wrongfully disclosed to Scotts allegedly confidential, proprietary, trade secret information of Pursell in alleged violation of the Alabama Trade Secrets Act; that Scotts and Miracle-Gro Products (now Scotts' Miracle-Gro) have engaged in allegedly false and misleading advertising detrimental to Pursell in alleged violation of the Lanham Act; and that Scotts and Miracle-Gro Products have allegedly misappropriated Pursell's trade dress in alleged violation of the Lanham Act. The Alabama Action seeks compensatory damages in excess of $10 million, punitive damages of $20 million, treble damages as allowed by law and injunctive relief with respect to the advertising and trade dress allegations. The Company does not believe that the Alabama Action has any merit and intends to vigorously defend that action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this Report.

EXECUTIVE OFFICERS OF REGISTRANT

        The executive officers of Scotts, their positions and, as of November 30, 1995, their ages and years with Scotts (and its predecessors) are set forth below.

                                                                   Years with
                                                                  the Company

                                                                   (and its

             Name          Age             Position(s) Held       Predecessors)

   Tadd C. Seitz           54      Director and Chairman of the           23
                                      Board
   Theodore J. Host        50      Director, President and                 4
                                       Chief Executive Officer
   Paul D. Yeager          57      Executive Vice President and           21
                                       Chief Financial Officer
   James Hagedorn          40      Director and Senior Vice                8
                                      President, Consumer Garden
                                      Group
   Ronald E. Justice       50      Senior Vice President,              4 months
                                       Operations
   Michael P. Kelty        45      Senior Vice President,                 16
                                       Professional Business Group
   J. Blaine McKinney      52      Senior Vice President,                  3
                                       Consumer Sales
   James L. Rogula         62      Senior Vice President,             10 months
                                       Consumer Business Group
   Bernard R. Ford         52      Vice President, Asia-Pacific           17
                                   and
                                       Latin America

   Lawrence M. McCartney   55      Vice President,                        21
                                       Information Systems
   John A. Neal            55      Vice President,                         4
                                       Research and Development
   Lisle J. Smith          39      Vice President,                         8
                                       Administration and Planning
   Robert A. Stern         53      Vice President,                        13
                                       Human Resources
   L. Robert Stohler       54      Vice President, International       1 month

   Craig D. Walley         52      Vice President, Corporate              10
                                       Communications, General
                                       Counsel and Secretary

        Executive officers serve at the discretion of the Board of Directors (and in the case of Mr. James Hagedorn, Mr. Host, Mr. Neal and Mr. Smith,

pursuant to employment agreements).

        The business experience of each of the persons listed above during the past five years is as follows:

        Mr. Seitz has been Chairman of the Board of Scotts since 1991. Mr. Seitz was the Chief Executive Officer of Scotts from 1987 to April 1995. He was also President of Scotts' main operating subsidiary from 1983 until 1991.

        Mr. Host has been President of Scotts since October 1991, and was named Chief Executive Officer in April 1995. Mr. Host was also Chief Operating Officer of Scotts from October 1991 to April 1995. From 1990 to 1991, he was Senior Vice President, Marketing for Coca-Cola USA.

        Mr. Yeager has been an Executive Vice President of Scotts since 1991 and a Vice President and the Chief Financial Officer of Scotts and its predecessors since 1980. He was first Assistant Comptroller and then Comptroller of Scotts' predecessor from 1974 to 1980.

        Mr. Hagedorn was named Senior Vice President, Consumer Garden Group, of Scotts in May 1995. He was Executive Vice President from 1989 until consummation of the Merger in May 1995, of Miracle-Gro Products. He has been Executive Vice President of Scotts' Miracle-Gro since May 1995. Mr. Hagedorn is also a member of the Board of Directors of Miracle Holdings and Miracle Garden Care, both U.K. companies. He was previously an officer and an F-16 pilot in the United States Air Force. He is a board member of several not-for-profit corporations, including: The Farms for City Kids Foundation, Clark Botanic Garden, Children's House and North Shore University Hospital. James Hagedorn is the son of Horace Hagedorn, a director of Scotts.

        Mr. Justice was named Senior Vice President, Operations, of Scotts in July 1995. From 1992 to 1995, he was Vice President of Operations for
Continental Baking, a producer of bread and cake bakery products and a subsidiary of Ralston Purina Company. From 1991 to 1992, he served as Vice President of Engineering for Frito-Lay, a snack food producer and a subsidiary of Pepsico, Inc. From 1988 to 1991, he was Vice President of Manufacturing for its Central Division.

        Dr. Kelty was named Senior Vice President, Professional Business Group, of Scotts in July 1995. Dr. Kelty has been Senior Vice President, Technology and Operations, of Scotts since 1994. From 1988 to 1994, he served first as Director, then as Vice President, of Research and Development of Scotts. Prior to that, Dr. Kelty was the Director of Advanced Technology, Research of Scotts, and from 1983 to 1987 he was Director, Chemical Technology Development, of Scotts and its predecessors.

        Mr. McKinney has been a Senior Vice President in the Consumer Business Group, and Consumer Sales, of Scotts since 1992. From 1990 to 1992, he was Vice President of Marketing and Sales of Salov, N.A., a manufacturer of consumer products. From 1989 to 1990, he was Director of Sales of Rickett & Colman, Ltd., a consumer products company.

     Mr. Rogula was named Senior Vice President, Consumer Business Group, of Scotts in January 1995. From May 1990 until the time he joined the Company, he was President of The American Candy Company, a producer of non-chocolate candies. From January 1990 to May 1990, he was an independent business consultant.

        Mr. Ford has been a Vice President of Scotts since 1987. Mr. Ford currently holds the position of Vice President, Asia-Pacific and Latin America. Other positions that Mr. Ford has held with Scotts and its predecessors include Vice President, Strategy and Business Development, Director of Market Development, Director of Export Marketing Services and Director of Marketing.

        Mr. McCartney has been Vice President, Information Systems, of Scotts since 1989. He joined the predecessor of Scotts in 1974 as Systems and Programming Manager, and was Director, Information Systems, of Scotts and its predecessors from 1976 until 1989. Mr. McCartney resigned from his position as an executive officer of Scotts effective December 31, 1995.

        Dr. Neal has been Vice President, Research and Development, of Scotts since July 1995. From 1992 until the time he joined Scotts in 1994, he was Vice President of Research and Development for Grace-Sierra Horticultural Products Company (now Sierra). From 1987 to 1992, he was Manager of Research and Development for the Western Chemicals and Industrial Resins, West, divisions of Georgia Pacific Corporation, a forest products company.

        Mr. Smith has been Vice President, Administration and Planning, of Scotts since 1994. He served as Chief Financial Officer of Grace-Sierra Horticultural Products Company (now Sierra) from 1991 until the time he joined Scotts in 1993, and as Treasurer and Controller of that corporation from 1987 to 1991.

        Mr. Stern has been Vice President, Human Resources, of Scotts and its predecessors since 1984.

        Mr. Stohler was named Vice President, International, of Scotts in November 1995. From 1994 to 1995, he was President of Rubbermaid Europe S.A., a marketer of plastic housewares, toys, office supplies and janitorial and food service products. From 1992 to 1994, he was Vice President and Chief Financial Officer of Synthes (U.S.A.), a marketer and manufacturer of implants and surgical instruments for orthopedic health care. From 1979 to 1991, he held various positions with S. C. Johnson Wax, a packager of consumer goods, institutional products and specialty chemicals, including most recently as Director, Planning and Finance, Worldwide Innochem.

        Mr.  Walley has been General  Counsel and  Secretary of Scotts and its
predecessors  since  1986.  He  was  also  named  Vice  President,   Corporate

Communications, of Scotts in 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The common shares of Scotts have traded in the NASDAQ National Market System, under the symbol "SCTT". On December 14, 1995, Scotts filed an application to list its common shares for trading on the New York Stock
Exchange ("NYSE"). The common shares will be traded on the NYSE under the symbol "SMG" beginning on December 29, 1995.

                                            SALES PRICES
                                       HIGH              LOW

          FISCAL 1994

          1st quarter                  $20 1/8           $16
          2nd quarter                  20                18
          3rd quarter                  19 7/8            16 1/4
          4th quarter                  17                15 1/4

          FISCAL 1995

          1st quarter                  16                14 3/4
          2nd quarter                  19 3/8            15 7/8
          3rd quarter                  23                18 1/8
          4th quarter                  23 7/8            20 3/4

        Scotts has not paid dividends on the common shares in the past and does not presently plan to pay dividends on the common shares. It is presently anticipated that earnings will be retained and reinvested to support the growth of the Company's business. The payment of any future dividends on common shares will be determined by the Board of Directors of Scotts in light of conditions then existing, including the Company's earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors.

        As of December 1, 1995, Scotts estimates there were approximately 6,500 shareholders including holders of record and Scotts' estimate of beneficial holders.

ITEM 6.  SELECTED FINANCIAL DATA


FIVE-YEAR SUMMARY

THE SCOTTS COMPANY AND SUBSIDIARIES

                                                                 For the fiscal year ended September 30

(in thousands except share data)                    1991            1992           1993(1)         1994(2)        1995(3)
                                                    ====            ====           ======          ======         ======
Consolidated Statement of Income Data(4)

Net sales .................................   $    388,120    $    413,558    $    466,043    $    606,339    $   732,837
Cost of sales .............................        207,956         213,133         244,218         319,730        394,369
                                              ------------    ------------    ------------    ------------    -----------
Gross profit ..............................        180,164         200,425         221,825         286,609        338,468
                                              ------------    ------------    ------------    ------------    -----------
Operating expenses:

   Marketing ..............................         57,489          66,245          74,579         100,106        125,757
   Distribution ...........................         57,056          61,051          67,377          84,407        104,513
   General and administrative .............         22,985          24,759          27,688          30,189         28,672
   Research and development ...............          5,247           6,205           7,700          10,352         10,970
   Other expenses, net ....................          2,000              20             660           2,283          1,560
                                              ------------    ------------    ------------    ------------    -----------
   Total operating expenses ...............        144,777         158,280         178,004         227,337        271,472
                                              ------------    ------------    ------------    ------------    -----------

Income from operations ....................         35,387          42,145          43,821          59,272         66,996
Interest expense ..........................         30,932          15,942           8,454          17,450         26,320
                                              ------------    ------------    ------------    ------------    -----------

Income before income taxes, extraordinary items and cumulative effect of

   accounting changes .....................          4,455          26,203          35,367          41,822         40,676

Income taxes ..............................          2,720          11,124          14,320          17,947         15,593
                                              ------------    ------------    ------------    ------------    -----------
Income before extraordinary items
   and cumulative effect of accounting

   changes ................................          1,735          15,079          21,047          23,875         25,083
Extraordinary items:
Loss on early extinguishment of debt,

   net of tax .............................           --            (4,186)           --              (992)
Utilization of net operating loss
   carryforwards ..........................          2,581           4,699            --              --             --
Cumulative effect of changes in
   accounting for postretirement benefits,

   net of tax and income taxes ............           --              --           (13,157)           --             --
                                                                                   -------


Net income ................................   $      4,316    $     15,592    $      7,890    $     22,883    $    25,083
                                              ============    ============    ============    ============    ===========

Net income per common share:(5)
Income before extraordinary items and

   cumulative effect of accounting changes    $       0.15    $       0.84    $       1.07    $       1.27    $      1.11
Extraordinary items:
Loss on early extinguishment of debt,

   net of tax .............................           --             (0.23)           --             (0.05)          --
Utilization of net operating loss
   carryforwards ..........................           0.21            0.26            --              --             --
Cumulative effect of changes in accounting
   for postretirement benefits, net of tax

   and income taxes .......................           --              --             (0.67)           --             --
                                                                                     -----
   Net income per common share ............   $       0.36    $       0.87    $       0.40    $       1.22    $      1.11
                                              ============    ============    ============    ============    ===========
Common shares used in net income per common

   share computation ......................     11,832,651      18,014,151      19,687,013      18,784,729     22,616,685

Consolidated Balance Sheet Data (4)

Working capital ...........................   $     21,260    $     54,795    $     88,526    $    140,566    $   229,725
Capital investment ........................          8,818          19,896          15,158          33,402         23,606
Property, plant and equipment, net ........         79,903          89,070          98,791         140,105        148,754
Total assets ..............................        260,729         268,021         321,590         528,584        807,350
Term debt, including current portion ......        182,954          31,897          92,524         223,885        272,446
Total shareholders' equity (deficit) ......         (9,961)        175,929         143,013         168,160        383,517

-------------------------------------

(1)  Includes Republic from November 1992

(2)  Includes Sierra from December 16, 1993

(3)  Includes Miracle-Gro Companies from May 19, 1995

(4)  Certain amounts have been  reclassified to conform to 1995  presentation;
     these changes did not impact net income.

(5) Net income (loss) per common share for fiscal 1991 has been restated to eliminate the effect of accretion to redemption value of redeemable common stock to be comparable with fiscal 1992. All per share amounts for fiscal 1991 have been adjusted for the January 1992 reverse stock split, in which every 2.2 shares of old Class A Common Stock were exchanged for one share of new Class A Common Stock.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company included elsewhere in this Report.

RESULTS OF OPERATIONS

FISCAL 1995 COMPARED WITH FISCAL 1994.

        Net sales increased to $732.8 million, up approximately 20.9%, primarily due to increased sales volume (14.5%) of which 5.2% resulted from a marketing program incentivizing retailers to purchase their calendar fourth quarter and 1996 spring requirements early while deferring payment to 1996. The increase in actual net sales also reflects the inclusion of Sierra for the full year in 1995 (3.4%) and Miracle-Gro from the merger date of May 19, 1995 (3.0%). On a pro forma basis, including net sales of Sierra and Miracle-Gro from October 1, 1993, net sales increased by $95.0 million or 13.1% to $821.2 million.

        Consumer Business Group net sales increased 21.6% to $501.9 million. This increase resulted primarily from increased sales volume (16.3%, of which 7.0% resulted from the retailer incentive program discussed above) and the inclusion of net sales of Miracle-Gro (5.3%). Sales to the Company's top ten accounts (excluding Miracle-Gro sales) were up 27.4% over the prior year. Net sales increases in lawn fertilizers and organics and to a lesser extent, increases in seed and spreader sales were partially offset by the unavailability of some fertilizer products as a result of production problems which caused sales orders to be postponed to the first fiscal quarter of 1996. Professional Business Group sales of $161.3 million increased by 11.1%, primarily due to the inclusion of net sales for a full year of Sierra in 1995 (8.0%) and an increased demand for horticulture products (3.1%). International sales increased by 43.7% to $69.6 million due to gains in these markets combined with the positive impact resulting from the sale of Scotts products in the Company's international distribution network (19.7%), the inclusion of Sierra net sales for the full year (16.9%) and favorable exchange rates (7.1%).

        Cost of sales represented 53.8% of net sales, a 1.1% increase compared to 52.7% of net sales last year. The increase resulted from higher prices for urea, the source of nitrogen in most of the Company's fertilizer products, increased sales of lower margin U.S. produced products internationally, increased sales in lower margin domestic products, and to a lesser extent, pricing incentives to major retailers.

        Operating expenses increased approximately 19.4% which was proportional to the sales increase. Marketing expense increased 25.6% due to increased promotional allowances to retailers, a higher proportion of International sales which carry a higher ratio of marketing cost to sales, and higher sales force incentives. Distribution expense increased 23.8% as a result of higher sales volume, higher warehousing and storage costs as a result of increased inventory levels, higher freight rates and a higher proportion of the sales growth in lower value per pound products. These increases were partially offset by a 5% decline in general and administrative expense as a result of synergies achieved from the integration of Sierra, cost controls and reduced management incentives. In addition, the completion of the divestiture of the Peters U.S. consumer water soluble fertilizer business resulted in a decrease of "other expenses, net", of approximately $4.2 million. This gain was partially offset by incremental intangible and goodwill amortization from acquisitions and the Company's portion of the loss from Miracle Garden Care.

        Interest expense increased 50.8%. The increase was caused by higher interest rates on the floating-rate bank debt and the 9 7/8% Senior Subordinated Notes due August 1, 2004 (the "Notes") compared with the floating rate bank debt the Notes replaced (32.6%), a full year outstanding of the borrowings to fund the Sierra acquisition (8.1%) and an increase in borrowing levels (10.1%) principally to support higher working capital requirements and capital expenditures.

        The Company's effective tax rate decreased from 42.9% to 38.3% in 1995. This decrease results primarily from the tax treatment of the Peters disposition (3%) and resolution of prior year tax contingencies (3.9%) offset by an increase in nondeductible amortization of intangible assets (1.3%).

        Net income of $25.1 million increased by $2.2 million from 1994. Among the significant items impacting 1995 results were increased revenues from new and existing marketing programs, the gain from the divestiture of the Peters U.S. consumer water soluble fertilizer business, the lower effective tax rate, and the higher cost of urea, each as discussed more fully above and an extraordinary charge of $1.0 million in 1994 for the early extinguishment of debt.

FISCAL 1994 COMPARED WITH FISCAL 1993.

        Net sales of $606.3 million increased by $140.3 million or 30.1%, primarily due to increased volume, of which 4.3% resulted from a marketing program incentivizing retailers to purchase their calendar fourth quarter and 1995 spring requirements early while deferring payment to 1995. The increase included $105.6 million of sales from Sierra, which was acquired by the Company on December 16, 1993.

        Consumer Business Group sales of $419.6 million increased by $49.4 million or 13.3%. The growth was principally derived from increased volume to major retailers, with sales to the Company's top ten accounts up 16% over the prior year, and from sales for Sierra which accounted for $21.3 million of the increase. Professional Business Group sales of $181.7 million increased by $88.0 million or 93.9%. The increase was principally due to sales of Sierra which accounted for $84.3 million of the increase.

     On a proforma basis, including Sierra sales assuming that the acquisition had occurred on October 1, 1992, sales increased by 7.1% for the 1994 year.

        Cost of sales at 52.7% of net sales showed a slight increase from 52.4% of net sales in fiscal 1993. The increase reflected a higher proportion of spreader sales, which have lower margins.

        Operating expenses of $227.3 million increased by $49.3 million or 27.7%. The increase was caused, in significant part, by the inclusion of Sierra operating expenses in fiscal 1994. The increase was also caused, to a lesser degree, by increased freight costs due to higher sales volume and by higher marketing costs which reflected increased spending for national advertising and promotion programs. The increase was partly offset by reduced general and administrative expenses, exclusive of Sierra expenses, for fiscal 1994.

        Interest expense of $17.5 million increased by $9.0 million principally due to an increase in borrowing levels resulting from the acquisition of Sierra in December 1993. The increase was also caused, to a lesser degree, by the issuance of the Notes (see "Liquidity and Capital Resources" below) which bear a higher fixed interest rate than the term debt prepaid with their net proceeds.

        Net income of $22.9 million increased by $15.0 million from $7.9 million in fiscal 1993. The increase was primarily attributable to a non-recurring charge in fiscal 1993 of $13.2 million, net of tax, for the cumulative effect of accounting changes. Among significant items impacting 1994 results were increased interest expense and a $1.0 million non-recurring charge, net of tax, for financing costs related to the prepayment of term debt.

LIQUIDITY AND CAPITAL RESOURCES

        Current assets of $349.2 million increased by $98.9 million compared with September 30, 1994. The increase was partly attributable to the inclusion of Miracle-Gro current assets in fiscal 1995 which amounted to $22.9 million. The increase was also caused by higher receivables associated with year-to-year sales increases in the latter four months of fiscal 1995 and to higher inventory levels.

        Current liabilities of $119.4 million increased by $9.8 million compared with September 30, 1994. The increase was attributable to the inclusion of Miracle-Gro's current liabilities which amounted to $13 million and higher levels of trade payables reflecting business growth. These items were offset by a decrease in short-term debt due to the terms of the Fourth Amended and Restated Credit Agreement (the "Credit Agreement") dated March 17, 1995, which requires the Company to reduce revolving credit borrowing to no more than $225 million for 30 consecutive days each year as compared to $30 million prior to the amendment.

        Capital expenditures totaled approximately $23.6 million and $33.4 million for the fiscal years ended September 30, 1995 and 1994, respectively, and are expected to be approximately $28.0 million in fiscal 1996. The key capital project in fiscal 1994 was an investment of approximately $13.0 million in a new production facility for Scotts' Poly-S(R) controlled-release fertilizers. The Credit Agreement restricts the amount the Company may spend on capital expenditures to $50 million per year for fiscal 1995 and each year thereafter. These expenditures will be financed with cash provided by operations and utilization of available credit facilities.

        Long-term debt increased by $51.9 million compared with September 30, 1994, of which $26.7 million was attributable to the change in terms of borrowings under the Credit Agreement discussed above. The remaining increase in borrowings was to support increased working capital and capital expenditures.

        Shareholders' equity increased by $215.4 million compared with September 30, 1994. This increase was primarily due to the issuance of Convertible Preferred Stock with a fair market value of $177.3 million and Warrants with a fair market value of $14.4 million in the merger with Miracle-Gro, as discussed in footnote number 2 to the Company's Consolidated Financial Statements. The remaining change in shareholders' equity was a result of net income of $25.1 million, and the change in the cumulative foreign currency adjustment of $2.0 million, partially offset by Convertible Preferred Stock dividends of $3.6 million.

        The primary sources of liquidity for the Company are funds generated by operations and borrowings under the Company's Credit Agreement. The Credit Agreement was amended and restated in March 1995. As amended, the Credit Agreement is unsecured and provides up to $375 million through March 31, 2000, and does not contain a term loan facility. Additional information on the Credit Agreement is described in footnote number 7 to the Company's Consolidated Financial Statements.

        The Company has foreign exchange rate risk related to international earnings and cash flows. During fiscal 1995, a management program was designed to minimize the exposure to adverse currency impacts on the cash value of the Company's non-local currency receivables and payables, as well as the associated earnings impact. Beginning in January 1995, the Company has entered into forward foreign exchange contracts and purchase currency options tied to the economic value of receivables and payables and expected cash flows denominated in non-local foreign currencies. Management anticipates that these financial instruments will act as an effective hedge against the potential adverse impact of exchange rate fluctuations on the Company's results of operations, financial condition and liquidity. It is recognized, however, that the program will minimize but not completely eliminate the Company's exposure to adverse currency movements.

        As of September 30, 1995, the Company's European operations had foreign exchange risk in various European currencies tied to the Dutch guilder. These currencies include the Australian Dollar, Belgian Franc, German Mark, Spanish Peseta, French Franc, British Pound and the U.S. Dollar. The Company's U.S. operations had foreign exchange rate risk in the Canadian Dollar, Dutch Guilder and the British Pound which are tied to the U.S. Dollar. As of September 30, 1995, outstanding foreign exchange forward contracts had a contract value of approximately $25.1 million. These contracts had maturity dates ranging from October 3, 1995 to October 31, 1995.

        The merger with Miracle-Gro and its affiliated companies is described in footnote number 2 to the Company's Consolidated Financial Statements. Any additional working capital needs resulting from this transaction are expected to be financed through funds generated from operations or available under the Credit Agreement.

        In the opinion of the Company's management, cash flows from operations and capital resources will be sufficient to meet future debt service and working capital needs during the 1996 fiscal year.

INFLATION

        The Company is subject to the effects of changing prices. The Company has, however, generally been able to pass along inflationary increases in its costs by increasing the prices of its products.

ACCOUNTING ISSUES

        In March 1995, the Financial Accounting Standards Board ("the Board") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of" which establishes accounting standards for the impairment of long lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used for long lived assets and certain identifiable intangibles to be disposed of. The Company's current policies are in accordance with SFAS No. 121.

        In  December  1995,  the Board  issued  SFAS No. 123  "Accounting  for
Stock-Based Compensation", which changes the measurement, recognition and disclosure standards for stock-based compensation. Management is currently evaluating the provisions of SFAS No. 123 and at this time the effect of adopting SFAS No. 123 on the results of operations and the method of disclosure has not been determined.

CHALLENGES FOR 1996

        Looking forward to 1996, management expects that increasing prices for urea will continue to put downward pressure on gross margins. In addition, certain non-recurring items which lowered the effective tax rate in 1995 will not impact 1996 which is expected to result in an increase in the effective income tax rate to approximately 43%. Planned investments in manufacturing plant are expected to increase capacity in the summer months. Finally, the Company expects a charge to first quarter 1996 earnings for costs related to planned reductions in personnel.

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

        Pursuant to the Code of Regulations of Scotts, the Board of Directors has set the authorized number of directors at twelve (12). Four directors hold office for terms expiring 1996, four directors hold office for terms expiring in 1997, and four directors hold office for terms expiring in 1998. The election of each class of directors is a separate election. Pursuant to the terms of the Merger Agreement, the former shareholders of Miracle-Gro Products, through their representative (the "Miracle-Gro Representative"), designated Messrs. James Hagedorn, John Kenlon and Horace Hagedorn as Board members. Until the earlier of the fifth anniversary of the effective date of the Merger (May 19, 2000) (the "Standstill Period") and such time as the former Miracle-Gro Products shareholders no longer beneficially own at least 19% of the voting stock of Scotts, the Miracle-Gro Representative will continue to be entitled to designate one person to be nominated for election as a director in the class whose term expires in any year. Directors hold office until the next annual meeting of shareholders of Scotts to elect members of the class whose term has expired, and until their successors are duly elected and qualified, or until their earlier death, resignation or removal. All of the directors were first appointed or elected at the various dates set forth below and have been elected annually since their respective appointments.

        The following information with respect to the principal occupation or employment, other affiliations and business experience of each director during the last five years has been furnished to Scotts by each director. Except where indicated, each director has had the same principal occupation for the last five years.

INFORMATION CONCERNING DIRECTORS AS OF DECEMBER 1, 1995:

CLASS 1. DIRECTORS (TERM EXPIRING 1996):

James Hagedorn, age 40

                    Senior Vice  President,  Consumer  Garden Group, of Scotts
               since May 1995 and Director of Scotts since 1995

     Mr. Hagedorn was Executive Vice President from 1989 until consummation of the Merger in May 1995 of Miracle-Gro Products. Mr. Hagedorn has been Executive Vice President of Scotts' Miracle-Gro since May 1995. Mr. Hagedorn also serves on the boards of Miracle Holdings and Miracle Garden Care, both U.K. companies. He was previously an officer and an F-16 pilot in the United States Air Force. He is a board member of several not-for-profit corporations, including: The Farms for City Kids Foundation, Clark Botanic Garden, Children's House and North Shore University Hospital. James Hagedorn is the son of Horace Hagedorn.

Theodore J. Host, age 50

                    President of Scotts since 1991, Chief Executive Officer of
               Scotts since April 1995 and Director of Scotts since 1991

     Mr. Host was Chief Operating Officer of Scotts from October 1991 to April 1995. Prior to joining Scotts, Mr. Host was Senior Vice President, Marketing

with Coca-Cola USA from 1990 to 1991.

Karen Gordon Mills, age 42

                    Director of Scotts since 1994

     Ms. Mills is President of MMP Group, Inc., a management company that monitors equity investments and provides consulting and investment banking services. From 1983 to 1993, she served as Managing Director at E.S. Jacobs and Company and as Chief Operating Officer of its Industrial Group. Ms. Mills is currently on the boards of Triangle Pacific Corp., Armor All Products, Inc.

and Arrow Electronics, Inc.

CLASS 1. DIRECTORS (TERM EXPIRING 1996):     continued

Tadd C. Seitz, age 54

                    Chairman of the Board of Scotts  since 1991,  and Director of Scotts since 1987

     Mr. Seitz was the Chief Executive Officer of Scotts from 1987 to April 1995. He was also President of Scotts' main operating subsidiary from 1983 until 1991. Mr. Seitz has been employed by Scotts and its predecessors for twenty-three years. Mr. Seitz also serves as a director of Holophane Corporation.

CLASS 2. DIRECTORS (TERM EXPIRING 1997):

        James B Beard, age 60

                    Director of Scotts since 1989

     Dr. Beard is Professor Emeritus of Turfgrass Physiology and Ecology at Texas A&M University where he served from 1975 to 1992. He has been President and Chief Scientist at the International Sports Turf Institute since July 1992. Dr. Beard is the author of six books and over 500 scientific articles on turfgrass science and is an active lecturer and consultant both nationally and internationally. He is a Fellow of the American Association of the Advancement of Science and was the first President of the International Turfgrass Society.

John Kenlon, age 64

                    Director of Scotts since 1995

     Mr. Kenlon was named Chief Operating Officer and President of Scotts' Miracle-Gro in May 1995. Mr. Kenlon was the President of Miracle-Gro Products from December 1985 until the consummation of the Merger in May 1995. Mr. Kenlon began his association with the Miracle-Gro Companies in 1960.

John M. Sullivan, age 60

                    Director of Scotts since 1994

     Mr. Sullivan was Chairman of the Board from 1987 to 1993, and President and Chief Executive Officer from 1984 to 1993, of Prince Holdings, Inc., a corporation which, through its subsidiaries, manufactures sporting goods. Since his retirement from Prince Holdings, Inc. and its subsidiaries in 1993, Mr. Sullivan has served as an independent director for various corporations, none of which, other than Scotts, is registered under or subject to the requirements of the Securities Exchange Act of 1934 or the Investment Company Act of 1940.

L. Jack Van Fossen, age 58

                    Director of Scotts since 1993

     Mr. Van Fossen was Chief Executive Officer and President of Red Roof Inns., Inc., an owner and operator of motels, from May 1991 to June 1995. Since July 1988, Mr. Van Fossen has also served as President of Nessoff Corporation, a privately owned investment company.

     Mr. Van Fossen also serves as a director of Cardinal Health, Inc.

CLASS 3. DIRECTORS (TERM EXPIRING 1998):

        John S. Chamberlin, age 67

                    Director of Scotts since 1989

     Since 1988, Mr. Chamberlin has served as an advisor for investment firms. In 1990 and 1991, he was Chief Executive Officer of N.J. Publishing, Inc. He has been Senior Advisor to Mancuso & Co. since 1990, Chairman of Life Fitness Co. since 1992, Chairman of WNS, Inc. since 1993, and a director of Healthsouth Corporation since 1993.

        Joseph P. Flannery, age 63

                    Director of Scotts since 1987

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

Horace Hagedorn, age 80

                    Vice  Chairman of the Board and  Director of Scotts  since
               1995

     Mr. Hagedorn was named Chairman and Chief Executive Officer of Scotts' Miracle-Gro in May 1995. Mr. Hagedorn founded Miracle-Gro Products in 1950 and served as Chief Executive Officer of Miracle-Gro Products from 1985 until the consummation of the Merger in May 1995. Horace Hagedorn is the father of James Hagedorn. His philanthropic interests include the "Miracle-Gro Kids" program, in which 50 needy fifth grade children are fully sponsored through a four-year college scholarship. He serves as a Trustee on the boards of the North Shore University Hospital and the Institute for Community Development, both in Manhasset, New York, and the board of the Buckley Country Day School in Roslyn, New York. Mr. Hagedorn's recognitions include the "Man of the Year" award from the National Lawn and Garden Distributors Association, and the Distinguished Service Medal from the Garden Writers of America Association. He was elected New York Regional Area "Entrepreneur of the Year" in 1993.

        Donald A. Sherman, age 44

                    Director of Scotts since 1988

     Mr. Sherman has been President of Waterfield Mortgage Company in Fort Wayne, Indiana, since 1989. He also serves as a director of Union Acceptance

Corporation.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

        The following table shows, for the fiscal years ended September 30, 1995, 1994 and 1993, compensation awarded or paid to, or earned by, each person serving as Scotts' Chief Executive Officer during the 1995 fiscal year and the three other most highly compensated executive officers of Scotts.


                                                                              SUMMARY COMPENSATION TABLE

                                                                                                       Long Term
                                                                                                     Compensation

                                                                        Annual Compensation             Awards

                                                                                                      Securities
                                                                                                      Underlying

      Name and                                       Fiscal          Salary             Bonus          Options/         All Other
 PRINCIPAL POSITION                                   Year            ($)                ($)          SARS(#) (1)    Compensation($)

------------------      ----         ---            ---     -----------            ---------------

Tadd C. Seitz:

  Chairman of the ..........................          1995          $379,500          $      0          173,367          $  3,383(2)
  Board and Chief ..........................          1994          $362,500          $228,965          129,447          $  3,270(2)
  Executive Officer (3) ....................          1993          $341,725          $189,780           85,019          $  3,270(2)

Theodore J. Host:

  President, Chief .........................          1995          $355,750          $      0          110,857          $115,234(4)
  Executive Officer ........................          1994          $307,833          $196,650           82,567          $  3,270(2)
  and Chief Operating ......................          1993          $283,750          $162,963           53,108          $  3,270(2)
  Officer (5)

Paul D. Yeager:

  Executive Vice ...........................          1995          $212,025          $      0           35,253          $  3,383(2)
  President and Chief ......................          1994          $202,250          $125,000           25,342          $  3,270(2)
  Financial Officer ........................          1993          $192,750          $115,103           18,739          $  3,270(2)

J. Blaine McKinney:

  Senior Vice President, ...................          1995          $199,533          $      0           35,819          $  3,383(2)
  Consumer Business ........................          1994          $191,667          $105,000           31,658          $  1,907(2)
  Group ....................................          1993          $177,333          $ 87,365           35,409          $      0

Michael P. Kelty:

  Senior Vice President, ...................          1995          $175,917          $      0           22,859          $  3,383(2)
  Professional Business ....................          1994          $156,917          $ 59,719            8,025          $  3,270(2)
  Group ....................................          1993          $138,000          $ 58,158            3,835          $  3,270(2)
                                                                                                        -------          --------

(1) These numbers represent options for common shares granted pursuant to Scotts' 1992 Long Term Incentive Plan. See the table under "OPTION GRANTS IN LAST FISCAL YEAR" for more detailed information on such options.

(2) Includes contributions made by the Company to The Scotts Company Profit Sharing and Savings Plan.

(3) Mr. Seitz resigned as Chief Executive Officer of Scotts effective as of April 6, 1995. He continues to serve as Chairman of the Board.

(4) Includes contribution in the amount of $3,383 made by the Company to The Scotts Company Profit Sharing and Savings Plan and the amount of $111,851 paid to cover Mr. Host's tax liability with respect to his purchase of 45,454 common shares in January 1992 at a price of $9.90 per share in connection with his entering into of an Employment Agreement with the Company.

(5) Mr. Host became Chief Executive Officer of Scotts effective as of April 6, 1995. He had been Chief Operating Officer from October 1991 until April 6, 1995. He continues to serve as President.

GRANTS OF OPTIONS

        The following table sets forth information concerning individual grants of options made during the 1995 fiscal year to each of the executive officers named in the Summary Compensation Table. Scotts has never granted stock appreciation rights.


                                OPTION GRANTS IN LAST FISCAL YEAR

                                           % of                              Potential Realizable
                          Number of        Total                               Value at Assumed
                          Securities      Options                            Annual Rates of Stock
                          Underlying    Granted to    Exercise                Price Appreciation
                           Options     Employees in     Price    Expiration        For Option

Name                      Granted(#)      Fiscal      ($/Share)     Date            Term(1)
                                           Year                                  5%($)       10%($)
                                          ------                             -----------   ---------

Tadd C. Seitz........    87,840(2)(3)     13.10%         $15.50   9/30/04      $856,396   $2,170,263
                         41,607(3)(4)      6.20%         $16.25  11/03/02      $322,506   $  773,474
                         43,920(3)(5)     13.90%         $17.25   9/30/03      $412,696   $1,017,135
Theodore J. Host.....    56,580(2)(3)     12.90%         $15.50   9/30/04      $551,627   $1,397,922
                         25,987(3)(4)      3.90%         $16.25  11/03/02      $201,432   $  483,098
                         28,290(3)(5)      4.20%         $17.25   9/30/03      $268,889   $  662,707
Paul D. Yeager.......    18,000(2)(3)      2.70%         $15.50   9/30/04      $175,491   $  444,726
                         9,163(3)(4)       1.40%         $16.25  11/03/02      $ 71,025   $  170,340
                         8,090(3)(5)       1.20%         $17.25   9/30/03      $ 76,893   $  189,512
J. Blaine McKinney...    15,000(2)(3)      2.20%         $15.50   9/30/04      $146,243   $  370,605
                         9,979(3)(4)       1.50%         $16.25  11/03/02      $ 77,350   $  185,510
                         10,840(3)(5)      1.60%         $17.25   9/30/03      $103,031   $  253,932
Michael P. Kelty.....    15,000(2)(3)      2.20%         $15.50   9/30/04      $146,243   $  370,605
                         3,829(3)(4)       0.60%         $16.25  11/03/02      $ 29,680   $   71,181
                         4,030(3)(5)       1.30%         $17.25   9/30/03      $ 38,304   $   94,405


--------------------



(1) The amounts reflected in this table represent certain assumed rates of appreciation only. Actual realized values, if any, on option exercises will be dependent on the actual appreciation of the common shares of Scotts over the term of the options. There can be no assurances that the Potential Realizable Values reflected in this table will be achieved.

(2) These options were granted under Scotts' 1992 Long Term Incentive Plan and become exercisable in three approximately equal installments on each of the first three anniversaries of the date of grant, subject to the right of the Compensation and Organization Committee of Scotts' Board of Directors to accelerate the exercisability of such options in its discretion.

(3) In the event of a "change in control" (as defined in the 1992 Long Term Incentive Plan), each option will be canceled in exchange for a payment in cash of an amount equal to the excess of the highest price paid (or offered) for common shares during the preceding 30 trading days over the exercise price for such option. Notwithstanding the foregoing, if the Compensation and Organization Committee determines that the holder of the option will receive a new award (or have his prior award honored) in a manner which preserves its value and eliminates the risk that the value of the award will be forfeited due to an involuntary termination, no settlement will occur as a result of a change in control. In the event of termination of employment by reason of retirement, long term disability or death, the options may thereafter be exercised in full for a period of 5 years, subject to the stated term of the options. The options are forfeited if the holder's employment is terminated for cause. In the event an option holder's employment is terminated for any reason other than retirement, long term disability, death or cause, any exercisable options held by him at the date of termination may be exercised for a period of 30 days.

(4) These options (or a percent thereof) were originally to be earned under the 1992 Long Term Incentive Plan based upon the Company's performance during the 1995 fiscal year. However, on December 13, 1994, the Scotts' Board of Directors approved its Compensation and Organization Committee's recommendation to grant 100% of the common shares subject to these options as of September 30, 1994.

(5) These options (or a percent thereof) were originally to be earned under the 1992 Long Term Incentive Plan based upon the Company's performance during the 1996 fiscal year. However, on December 13, 1994, Scotts' Board of Directors approved its Compensation and Organization Committee's recommendation to grant 100% of the common shares subject to these options as of September 30, 1994.

OPTION EXERCISES AND HOLDINGS

     The following table sets forth information with respect to unexercised options held as of the end of the 1995 fiscal year by each of the executive officers named in the Summary Compensation Table.


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

                  Options       Value                  FY-END (#)                   OPTIONS AT FY-END($)(1)

                                            ---------------------------------------------------------------
Name             Exercised    Realized($)    Exercisable   Unexercisable  Exercisable  Unexercisable

-----------------------------------------------------------------------------------------------------------
Tadd C. Seitz        0           -            127,389       216,524       $733,770     $1,264,758

Theodore J. Host     0           -            216,222       138,384      $2,126,785    $  808,291

Paul D. Yeager       0           -             27,538        43,706      $  159,089    $  256,788

J. Blaine McKinney   0           -             40,666        51,380      $  235,299    $  295,040

Michael P. Kelty     0           -             11,722        26,825      $   67,523    $  162,129
------------------------------------


(1) "Value of Unexercised In-the-Money Options at FY-End" is based upon the fair market value of Scotts' common shares on September 30, 1995 ($22.125) less the exercise price of in-the-money options at the end of the 1995 Fiscal Year.

PENSION PLANS

        Scotts maintains a tax-qualified non-contributory defined benefit pension plan (the "Pension Plan"). All employees of Scotts and its subsidiaries (except for Hyponex, Sierra, Republic, and their respective subsidiaries) are eligible to participate upon meeting certain age and service requirements. The following table shows the estimated annual benefits (assuming payment made in the form of a single life annuity) payable upon retirement at normal retirement age (65 years of age) to an employee in specified compensation and years of service classifications.1

-------------------
(1)  The  Internal  Revenue  Code of 1986,  as amended  (the  "Code"),  places certain limitations on the annual pension benefits which can be paid from the Pension Plan. Such  limitations are not reflected in the table.  This table  reflects  the  total  aggregate  benefits  payable  annually  upon retirement  under both the Pension Plan and The O.M. Scott & Sons Company

     Excess  Benefit  Plan  (which has been  assumed by and is  maintained  by

     Scotts) (the  "Excess  Benefit  Plan"),  which is  discussed  below.  The

     Pension  Plan and the Excess  Benefit  Plan require an offset of 1.25% of the Social  Security  primary  insurance  amount ("PIA") for each year of service and such amount has been  deducted from the figures in the table.

     The PIA used in developing the figures in the table is $13,764.00.  Thus,

     the offset is $5,161.50 for a person with 30 years of service. The maximum possible offset is $6,882.00 for a person with 40 years of service.
-----------------------------------------------

                              PENSION PLANS TABLE

Annualized

 Average                               YEARS OF SERVICE

Final Pay       ----------------------------------------------------------------
                  10            15            20            25            30

--------------------------------------------------------------------------------

$  100,000    $13,201.50    $19,802.25    $26,403.00    $33,003.75    $39,604.50
   250,000     35,701.50     53,552.25     71,403.00     89,253.75    107,104.50
   500,000     73,201.50    109,802.25    146,403.00    183,003.75    219,604.50
   750,000    110,701.50    166,052.25    221,403.00    276,753.75    332,104.50
 1,000,000    148,201.50    222,302.25    296,403.00    370,503.75    444,604.50
 1,250,000    185,701.50    278,552.25    371,403.00    464,253.75    557,104.50


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

        At September 30, 1995, the credited years of service (including certain prior service with ITT Corporation, from whom Scotts' predecessor was acquired in 1986) and the 1995 annual covered compensation for purposes of the Pension Plan and the Excess Benefit Plan of the five executive officers of Scotts named in the Summary Compensation Table were as follows:

                                                                   Covered

                                     Years Of Service            Compensation

               Mr. Seitz            19 years   9 months            $377,000
               Mr. Host              3 years  11 months            $368,750
               Mr. Yeager           26 years   1 month             $207,050
               Mr. McKinney          3 years   4 months            $194,433
               Mr. Kelty            16 years   3 months            $175,167

        Effective October 1, 1993, the Excess Benefit Plan was established. The Excess Benefit Plan provides additional benefits to participants in the Pension Plan whose benefits are reduced by limitations imposed under Sections 415 and 401(a)(17) of the Code. Under the Excess Benefit Plan, executive officers and certain key employees will receive, at the same time and in the same form as benefits paid under the Pension Plan, additional monthly benefits in an amount which, when added to the benefits paid to the participant under the Pension Plan, will equal the benefit amount such participant would have earned but for the limitations imposed by the Code to the extent such limitations apply.

COMPENSATION OF DIRECTORS

        Each director of Scotts, other than any director employed by Scotts, receives a $25,000 annual retainer for Board and committee meetings plus all reasonable travel and other expenses of attending such meetings.

        Directors, other than those employed by the Company (the "Nonemployee Directors"), receive an annual grant on the first business day following the date of each annual meeting of shareholders of options to purchase 4,000 common shares at an exercise price equal to the fair market value on the date of the grant. Options granted to Nonemployee Directors become exercisable six months after the date of grant and remain exercisable until the earlier to occur of (i) the tenth anniversary of the date of grant or (ii) the first anniversary of the date the Nonemployee Director ceases to be a member of Scotts' Board of Directors.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL

ARRANGEMENTS

        The Company entered into an Employment Agreement with Mr. Host effective October 1991 (the "Host Agreement") providing for his continued employment as President and Chief Operating Officer of the Company until December 1996 at an annual base salary of at least $270,000 per year, plus incentive bonus under The Scotts Company Executive Incentive Plan.

        In connection with the entering into of his Employment Agreement, pursuant to a Stock Option Plan and Agreement dated as of January 9, 1992, Mr. Host was granted options, which vested one-third on the date of grant and one-third on each of the first and second anniversaries of his date of employment, to purchase 136,364 common shares at a purchase price of $9.90 per share. These options expire on January 8, 2002; provided, however, that if Mr. Host's active employment with Scotts and its subsidiaries is terminated for cause, these options will be forfeited.

        If Mr. Host's employment is terminated by reason of his death or disability, by the Company without "cause" (as defined in the Host Agreement) or by Mr. Host for "good reason" (as defined in the Host Agreement), he will be entitled to have his base salary continued at the rate then in effect until the first anniversary of his date of termination and to receive a pro rata amount of the incentive compensation he would have otherwise received. If Mr. Host terminates his employment for other than "good reason," he will be entitled to receive his base salary through the date of termination and a pro rata amount of the incentive compensation he would have otherwise received. If Mr. Host's employment is terminated by the Company for "cause," he will be entitled to receive his base salary through the date of termination.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT.

        The following table furnishes certain information as of December 1, 1995 (except as otherwise noted), as to the common shares beneficially owned by each of the directors of Scotts, by each of the executive officers of Scotts named in the Summary Compensation Table and by all directors and executive officers of Scotts as a group, and, to Scotts' knowledge, by the only persons beneficially owning more than 5% of the outstanding common shares.


                          AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)

                                                Common Shares Which
                                                  Can Be Acquired

                                                 Upon Conversion of
                                                    Convertible

                                                 Preferred Stock or
                                                  Upon Exercise of

                                Common Shares   Options or Warrants

           Name Of             Presently Held   Exercisable Within                Percent Of
       Beneficial Owner                               60 Days        Total        Class (2)

       ----------------                               -------        -----        ---------
James B Beard...............     16,727              12,000         28,727           (3)
John S. Chamberlin..........     22,727              12,000         34,727           (3)


                                                Common Shares Which
                                                  Can Be Acquired

                                                 Upon Conversion of
                                                    Convertible

                                                 Preferred Stock or
                                                  Upon Exercise of

                                Common Shares   Options or Warrants

           Name of             Presently Held   Exercisable Within                    Percent of
       Beneficial owner                               60 days            Total        class (2)

       ----------------                               -------            -----        ---------
Joseph P. Flannery..........      10,000                12,000          22,000        (3)
Horace Hagedorn.............           0                   526(4)          526        (3)
James Hagedorn..............           0            13,262,631(5)   13,262,631         41.5%(5)
Theodore J. Host (6)........      45,454(7)            279,166         324,620          1.7%
Michael P. Kelty (6)........      62,909(8)             23,173          86,082        (3)
John Kenlon.................           0               234,642(9)      234,642          1.2%(9)
J. Blaine McKinney (6)......       1,100                67,592          68,692        (3)
Karen Gordon Mills..........           0                 4,000           4,000        (3)
Tadd C. Seitz (6)...........     272,204(10)9)         226,793         498,997          2.6%
Donald A. Sherman...........      22,727                12,000          34,727        (3)
John M. Sullivan............       1,000                 8,000           9,000        (3)
L. Jack Van Fossen..........       1,200                 8,000           9,200        (3)
Paul D. Yeager (6)..........     115,885(11)            48,457         164,342        (3)

All directors and
executive officers as a

group (23 persons)..........     860,338(12)        14,077,001      14,937,339         45.5%

Hagedorn Partnership, L.P...           0            13,262,631(13)  13,262,631         41.5%(13)
  800 Port Washington Blvd.
  Port Washington, NY 11050


---------------

(1) Unless otherwise indicated, the beneficial owner has sole voting and dispositive power as to all common shares reflected in the table.

(2) The percent of class is based upon the sum of (i) 18,717,064 common shares outstanding on December 1, 1995, and (ii) the number of common shares as to which the named person has the right to acquire beneficial ownership upon conversion of Convertible Preferred Stock or upon the exercise of options or warrants exercisable within 60 days of September 30, 1995.

(3) Represents ownership of less than 1% of the outstanding common shares of Scotts.

(4) Mr. Hagedorn owns (beneficially and of record) 10 shares of Convertible Preferred Stock (less than 1% of such class) which are convertible into 526 common shares. Mr. Hagedorn is the father of the general partners of Hagedorn Partnership, L.P., a Delaware limited partnership (the "Hagedorn Partnership"), but is not himself a partner of, and does not have sole or shared voting or dispositive power with respect to any of the Convertible Preferred Stock or Warrants held by, the Hagedorn Partnership. See note
     (13) below.

(5) Mr. Hagedorn is a general partner in the Hagedorn Partnership and has shared voting and dispositive power with respect to the Convertible Preferred Stock and Warrants held by the Hagedorn Partnership. See note
     (13) below.

(6)  Executive officer of Scotts named in the Summary Compensation Table.

(7) Includes 45,454 common shares which were issued to Mr. Host at the time of his employment by the Company and which are pledged to Bank One, N.A.

(8)  Includes 22,727 common shares owned by Dr. Kelty's wife.

(9) Mr. Kenlon beneficially owns 4,332 shares of Convertible Preferred Stock (2.2% of such class), which are convertible into 228,000 common shares, and Warrants to purchase 6,642 common shares. Mr. Kenlon's children beneficially own Warrants to purchase an additional 15,000 common shares, for which Mr. Kenlon disclaims beneficial ownership. The Hagedorn Partnership has the right to vote all of the Scotts' securities held by Mr. Kenlon and his children, and has a right of first refusal with respect to such securities. See note (13) below.

(10) Includes 20,000 common shares owned by Mr. Seitz' wife.

(11) Includes 100 common shares held by each of Mr. Yeager's wife and his two daughters who share his home.

(12) See notes (4), (5) and (7) through (11) above and note (13) below. Also includes common shares held by the respective spouses of executive officers of Scotts and by their children who live with them.

(13) The Hagedorn Partnership owns (beneficially and of record) 190,658 shares of Convertible Preferred Stock (97.8% of such class), which are convertible into 10,034,631 common shares, and Warrants to purchase 2,933,358 common shares, and has the right to vote, and a right of first refusal with respect to, the Scotts' securities held by Mr. Kenlon and his children. See note (9) above. The general partners of the Hagedorn Partnership are Mr. James Hagedorn, Katherine Hagedorn Littlefield, Paul Hagedorn, Peter Hagedorn, Robert Hagedorn and Susan Hagedorn, each of whom is a child of Mr. Horace Hagedorn and a former shareholder of Miracle-Gro Products. Community Funds, Inc., a New York not-for-profit corporation, is a limited partner in the Hagedorn Partnership.

          The Merger Agreement provides for certain voting rights of, and certain voting restrictions on, the holders of the Convertible Preferred Stock and the Warrants (collectively, including the general and limited partners of the Hagedorn Partnership, the "Miracle-Gro Shareholders"). The Merger Agreement also limits the ability of the Miracle-Gro Shareholders to acquire additional voting securities of Scotts or to transfer the Convertible Preferred Stock or the Warrants. See "-Voting Restrictions on the Miracle-Gro Shareholders" and "-Standstill Restrictions on the Miracle-Gro Shareholders" below.

VOTING RESTRICTIONS ON THE MIRACLE-GRO SHAREHOLDERS

        The Merger Agreement provides that until the earlier of the end of the Standstill Period and such time as the Miracle-Gro Shareholders cease to own at least 19% of Scotts' Voting Stock (as that term is defined in the Merger Agreement), the Miracle-Gro Shareholders will be required to vote their shares of Convertible Preferred Stock and common shares (i) for Scotts' nominees to the Board of Directors, in accordance with the recommendation of the Board of Directors' Nominating Committee and (ii) on all matters to be voted on by holders of Voting Stock, in accordance with the recommendation of the Board of Directors, except with respect to a proposal as to which shareholder approval is required under the Ohio General Corporation Law relating to (a) the acquisition of Voting Stock of Scotts, (b) a merger or consolidation, (c) a sale of all or substantially all of the assets of Scotts, (d) a recapitalization of Scotts or (e) an amendment to Scotts' Amended Articles of Incorporation or Code of Regulations which would materially adversely affect the rights of the Miracle-Gro Shareholders. Scotts has agreed that, without the prior consent of the Shareholder Representative (as that term is defined in the Merger Agreement), it shall not (x) issue Voting Stock (or Voting Stock equivalents) constituting in the aggregate more than 12.5% of total voting power of the outstanding Voting Stock (the "Total Voting Power") (other than pursuant to employee benefit plans in the ordinary course of business) or (y) in a single transaction or series of related transactions, make any acquisition or disposition of assets which would require disclosure pursuant to Item 2 of Form 8-K under the Securities Exchange Act of 1934 (the "Exchange Act"); provided, however, that if five-sixths of the Board of Directors determine that it is in the best interests of Scotts to make an acquisition pursuant to clause (y), such acquisition may be made without the consent of the Shareholder Representative. In addition, during the Standstill Period, the Miracle-Gro Shareholders will be limited in their ability to enter into any voting trust agreement without Scotts' consent or to solicit proxies or become participants in any election contest (as such terms are used in Rule 14a-11 of Regulation 14A under the Exchange Act) relating to the election of directors of Scotts. Following the Standstill Period or such time as the Miracle-Gro
Shareholders cease to own at least 19% of the Voting Stock, the voting restrictions provided in the Merger Agreement will expire.

STANDSTILL RESTRICTIONS ON THE MIRACLE-GRO SHAREHOLDERS

        The Merger Agreement provides that during the Standstill Period, the Miracle-Gro Shareholders may not acquire or agree to acquire, directly or indirectly, beneficial ownership of Voting Stock representing more than 43% of Total Voting Power (the "Standstill Percentage"). For purposes of calculating beneficial ownership of Voting Stock against the Standstill Percentage, common shares underlying unexercised Warrants or any subsequently granted employee stock options will not be included. However, the terms of the Warrants provide that, if exercised during the Standstill Period and to the extent that such exercise would increase the aggregate beneficial ownership of the Miracle-Gro Shareholders to more than 43% of Total Voting Power, such exercise may only be for cash and not for common shares. To the extent that a recapitalization of Scotts or a common share repurchase program by Scotts increases the aggregate beneficial ownership of the Miracle-Gro Shareholders to an amount in excess of 44% of the Total Voting Power, the Miracle-Gro Shareholders will be required to divest themselves of sufficient shares of Voting Stock to fall within the 44% of Total Voting Power limit. Scotts has agreed that it will use reasonable efforts to ensure that employee stock options are funded with common shares repurchased in the open market rather than with newly-issued common shares.

        The Miracle-Gro Shareholders have agreed that, after the Standstill Period, they will not acquire, directly or indirectly, beneficial ownership of Voting Stock representing more than 49% of the Total Voting Power except pursuant to a tender offer for 100% of the Total Voting Power, which tender offer is conditioned upon the receipt of at least 50% of the Voting Stock beneficially owned by shareholders of Scotts other than the Miracle-Gro Shareholders and their affiliates and associates.

RESTRICTIONS ON TRANSFERS

        During the Standstill Period, the Merger Agreement provides that no Miracle-Gro Shareholder may transfer any common shares obtained upon conversion of the Convertible Preferred Stock or exercise of the Warrants, except (i) to Scotts or any person approved by Scotts; (ii) to a Permitted Transferee (as that term is defined in the Merger Agreement) who agrees in writing to abide by the provisions of the Merger Agreement; (iii) pursuant to a merger or consolidation of Scotts or a plan of liquidation which has been approved by Scotts' Board of Directors; (iv) in a bona fide public offering registered under the Securities Act of 1933 (the "Securities Act") and designed to prevent any person or group from acquiring beneficial ownership of 3% or more of the Total Voting Power; (v) subject to Scotts' right of first offer, pursuant to Rule 145 or Rule 144A under the Securities Act, provided that such sale would not knowingly result in any person or group's acquiring beneficial ownership of 3% or more of the Total Voting Power and all such sales by the Miracle-Gro Shareholders within the preceding three months would not exceed, in the aggregate, the greatest of the limits set forth in Rule 144(e)(1) under the Securities Act; (vi) in response to a tender offer made by or on behalf of Scotts or with the approval of Scotts' Board of Directors; or
(vii) subject to Scotts' right of first offer, in any other transfer which would not to the best knowledge of the transferring Miracle-Gro Shareholder result in any person or group's acquiring beneficial ownership of 3% or more of the Total Voting Power.

        Neither the Convertible Preferred Stock nor, during the Standstill Period, the Warrants may be transferred except (i) to Scotts or any person or group approved by Scotts; (ii) to a Permitted Transferee who agrees in writing to abide by the provisions of the Merger Agreement; (iii) pursuant to a merger or consolidation of Scotts or a plan of liquidation of Scotts; or (iv) with respect to Convertible Preferred Stock representing no more than 15% of the outstanding common shares on a fully diluted basis or any number of Warrants:
(A) subject to Scotts' right of first offer, pursuant to Rule 145 or Rule 144A under the Securities Act, provided that such sale would not knowingly result in any person or group's acquiring beneficial ownership of 3% or more of the Total Voting Power and all such sales by the Miracle-Gro Shareholders within the preceding three months would not exceed, in the aggregate, the greatest of the limits set forth in Rule 144(e)(1) under the Securities Act; or (B) subject to Scotts' right of first offer, in any other transfer which would not, to the best knowledge of the transferring Miracle-Gro Shareholder, result in any person or group's acquiring beneficial ownership of 3% or more of the Total Voting Power. For purposes of clauses (A) and (B) only, Scotts' right of first offer with respect to shares of Convertible Preferred Stock would be at a price equal to (x) the aggregate Market Price (as that term is defined in the Merger Agreement) of the common shares into which such shares of Convertible Preferred Stock could be converted at the time of the applicable transfer notice multiplied by (y) 105%.

        Following the Standstill Period, the Warrants and the common shares underlying the Warrants and the Convertible Preferred Stock will be freely transferable, subject to the requirements of the Securities Act and applicable law.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Please see the discussion of the consideration received by Mr. Horace Hagedorn, Mr. James Hagedorn and Mr. John Kenlon in the Merger Transactions in
ITEM 1. BUSINESS above, which discussion is incorporated herein by this reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K.

(A)  DOCUMENTS FILED AS PART OF THIS REPORT

    1 & 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:

           The response to this portion of Item 14 is submitted as a separate section of this Annual Report on Form 10-K. Reference is made to "Index to Consolidated Financial Statements and Financial Statement Schedules" beginning at Page F-1 (page 42 as sequentially numbered).

    3.     EXHIBITS:

           Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" beginning at page E-1 (page 68 as sequentially numbered). The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

             EXHIBIT NO.       DESCRIPTION                 LOCATION

                 10(a)    The Scotts Company     Incorporated herein by
                          Employees' Pension     reference to Scotts' Annual
                          Plan                   Report on Form 10-K for the

                                                 fiscal year ended

                                                 September 30, 1994 (File
                                                 No. 0-19768) [Exhibit 10(a)]

                 10(b)    First Amendment to     Pages 72 and 73
                          The Scotts Company
                          Employees' Pension
                          Plan dated April 18,
                          1995

                 10(c) Second Amendment to Pages 74 through 78 The Scotts Company Associates' [Employees'] Pension Plan dated December 5, 1995 and effective as of December 31, 1995

                 10(d)    Second Restatement     Incorporated herein by

                          of The Scotts          reference to Scotts' Annual

                          Company Profit         Report on Form 10-K for the
                          Sharing and Savings    fiscal year ended
                          Plan                   September 30, 1994 (File

                                                 No. 0-19768) [Exhibit 10(b)]

                 10(e)    First Amendment to     Pages 79 through 82
                          the Second
                          Restatement of The
                          Scotts Company
                          Profits Sharing and
                          Savings Plan
                          effective as of
                          July 1, 1995

                 10(f)    Second Amendment to    Pages 83 through 88
                          the Second
                          Restatement of The
                          Scotts Company
                          Profit Sharing and
                          Savings Plan dated
                          December 5, 1995 and
                          effective as of
                          December 31, 1995

                 10(i)    Employment             Incorporated herein by
                          Agreement, dated as    reference to the Annual
                          of October 21, 1991,   Report on Form 10-K for the
                          between Scotts (as     fiscal year ended September
                          successor to The       30, 1993 of The Scotts
                          O.M. Scott & Sons      Company, a Delaware
                          Company ("OMS")) and   corporation ("Scotts
                          Theodore J. Host       Delaware") (File
                                                 No. 0-19768) [Exhibit 10(g)]

                 10(j)    Stock Option Plan      Incorporated herein by
                          and Agreement, dated   reference to Scotts' Annual
                          as of January 9,       Report on Form 10-K for the
                          1992, between Scotts   fiscal year ended
                          (as successor to       September 30, 1994 (File
                          Scotts Delaware) and   No. 0-19768) [Exhibit 10(f)]
                          Theodore J. Host

                 10(k)    The O.M. Scott &       Incorporated herein by
                          Sons Company Excess    reference to Scotts
                          Benefit Plan,          Delaware's Annual Report on
                          effective October 1,   Form 10-K for the fiscal
                          1993                   year ended September 30,

                                                 1993 (File No. 0-19768)

                                                 [Exhibit 10(h)]

                 10(l)    The Scotts Company     Incorporated herein by
                          1992 Long Term         reference to Scotts
                          Incentive Plan         Delaware's Registration

                                                 Statement on Form S-8 filed

                                                 on March 26, 1993

                                                 (Registration No. 33-60056)

                                                 [Exhibit 4(f)]

                 10(m)    The Scotts Company     Pages 89 through 95
                          1995 Executive
                          Annual Incentive Plan

                 10(n)    Letter of              Pages 96 through 99
                          understanding, dated
                          October 11, 1993,

                          regarding terms of

                          employment of

                          John A. Neal by
                          Scotts

                 10(o)    Letter of              Pages 100 through 103
                          understanding, dated
                          October 11, 1993,

                          regarding terms of

                          employment of

                          Lisle J. Smith by
                          Scotts

                 10(p)    Employment             Pages 104 through 116
                          Agreement, dated as
                          of May 19, 1995,
                          between Scotts and
                          James Hagedorn



(B)  REPORTS ON FORM 8-K

        On August 2, 1995, Scotts filed a Form 8-K/A to include the financial statements specified by Rules 3-05 and 11-01 of Regulation S-X and Items 7(a) and 7(b) of Form 8-K in connection with the Merger Transactions with the Miracle-Gro Companies.

(C) EXHIBITS

    See Item 14(a) (3) above.

(D)  FINANCIAL STATEMENT SCHEDULES

    The response to this portion of Item 14 is submitted as a separate section of this Annual Report on Form 10-K. Reference is made to "Index to Consolidated Financial Statements and Financial Statement Schedules" beginning at page F-1 (page 42 as sequentially numbered).

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   THE SCOTTS COMPANY

Dated December 13, 1995                          By     /S/ THEODORE J. HOST
                               Theodore J. Host

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

            SIGNATURE                    TITLE                   DATE

/s/ James B Beard                     Director

-----------------------------------
          James B Beard                                       December 13, 1995

/s/ John S. Chamberlin                Director

-----------------------------------
       John S. Chamberlin                                     December 13, 1995

/s/ Joseph P. Flannery                Director

-----------------------------------
       Joseph P. Flannery                                     December 13, 1995

/s/ Horace Hagedorn                   Vice Chairman/
-----------------------------------   Director

       Horace Hagedorn                                        December 13, 1995

/s/ James Hagedorn                    Senior Vice President/
-----------------------------------   Director

       James Hagedorn                                         December 13, 1995

/s/ John Kenlon                       Director

-----------------------------------                           December 13, 1995
       John Kenlon

/s/ Theodore J. Host                  President/Chief Executive
-----------------------------------   Executive Officer/Director

       Theodore J. Host                                       December 13, 1995

/s/ Karen Gordon Mills                Director

-----------------------------------
       Karen Gordon Mills                                     December 13, 1995

/s/ Tadd C. Seitz                     Chairman of the Board/
-----------------------------------   Director

       Tadd C. Seitz                                          December 13, 1995

/s/ Donald A. Sherman                 Director

-----------------------------------
       Donald A. Sherman                                      December 13, 1995

/s/ John M. Sullivan                  Director

-----------------------------------
       John M. Sullivan                                       December 13, 1995

                                      Director

-----------------------------------                           December __, 1995
       L. Jack Van Fossen

/s/ Paul D. Yeager                    Executive Vice President/
-----------------------------------   Chief Financial Officer/

       Paul D. Yeager                 Principal Accounting    December 13, 1995
                                      Officer

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

Data submitted herewith:

    Consolidated Financial Statements of The Scotts Company and Subsidiaries:

      Report of Independent Accountants                                    F-2

      Consolidated Statements of Income for the years ended

          September 30, 1993, 1994 and 1995                                F-3

      Consolidated Statements of Cash Flows for the years ended
          September 30, 1993, 1994 and 1995                                F-4

      Consolidated Balance Sheets at September 30, 1994 and 1995           F-5

      Consolidated Statements of Changes in Shareholders' Equity
          for the years ended September 30, 1993, 1994 and 1995            F-6

      Notes to Consolidated Financial Statements                    F-7 - F-22

Schedules Supporting the Consolidated Financial Statements:

      Report of Independent Accountants on Financial Statement            F-23
      Schedules

      II - Valuation and Qualifying Accounts                       F-24 - F-26


Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of
Directors of The Scotts Company

We have audited the accompanying consolidated balance sheets of The Scotts Company and Subsidiaries as of September 30, 1994 and 1995, and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Scotts Company and Subsidiaries as of September 30, 1994 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

Coopers & Lybrand L. L. P.
Columbus, Ohio

November 15, 1995


                      THE SCOTTS COMPANY AND SUBSIDIARIES

                       Consolidated Statements of Income
             for the years ended September 30, 1993, 1994 and 1995

                    (in thousands except per share amounts)

                                                        1993         1994        1995
                                                        ====         ====        ====
Net sales ........................................   $ 466,043    $ 606,339    $732,837
Cost of sales ....................................     244,218      319,730     394,369
                                                     ---------    ---------    --------

Gross profit .....................................     221,825      286,609     338,468
                                                     ---------    ---------    --------

Marketing ........................................      74,579      100,106     125,757
Distribution .....................................      67,377       84,407     104,513
General and administrative .......................      27,688       30,189      28,672
Research and development .........................       7,700       10,352      10,970
Other expenses, net ..............................         660        2,283       1,560
                                                     ---------    ---------    --------

Income from operations ...........................      43,821       59,272      66,996

Interest expense .................................       8,454       17,450      26,320
                                                     ---------    ---------    --------

Income before taxes, extraordinary item and

    cumulative effect of accounting changes ......      35,367       41,822      40,676

Income taxes .....................................      14,320       17,947      15,593
                                                     ---------    ---------    --------

Income before extraordinary item and

    cumulative effect of accounting changes ......      21,047       23,875      25,083

Extraordinary Item:

  Loss on early extinguishment of debt, net of tax        --           (992)       --
Cumulative effect of changes in accounting for
  postretirement benefits, net of tax and income .     (13,157)        --          --
  taxes

                                                     ---------    ---------    --------

Net income .......................................   $   7,890    $  22,883    $ 25,083
                                                     =========    =========    ========

Net income per common share:
    Income before extraordinary item and

        cumulative effect of accounting changes ..   $    1.07    $    1.27    $   1.11

    Extraordinary item:

       Loss on early extinguishment of debt,

          net of tax .............................        --           (.05)       --
Cumulative effect of changes in accounting for
     postretirement benefits, net of tax and

      income taxes ...............................        (.67)        --          --
                                                     ---------    ---------    --------

    Net income per common share ..................   $     .40    $    1.22    $   1.11
                                                     =========    =========    ========

Common shares used in net income per common share       19,687       18,785      22,617
   computation                                          ======       ======      ======


See Notes to Consolidated Financial Statements.


                      THE SCOTTS COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
             for the years ended September 30, 1993, 1994 and 1995

                                                                1993         1994         1995
                                                                ====         ====         ====
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income ..........................................   $   7,890    $  22,883    $  25,083
    Adjustments to reconcile
       net income to net cash
       provided  by  operating

       activities:

            Depreciation ................................      12,278       13,375       16,056
            Amortization ................................       5,866        8,562        9,599
            Extraordinary loss on early extinguishment ..        --            992         --
               of debt

            Cumulative effect of change in accounting for

                postretirement benefits .................      24,280         --           --
            Postretirement benefits .....................       2,366          368          145
            Deferred income taxes .......................     (12,740)       5,378         (901)
            Loss/(gain) on sale of equipment ............          94           29          (55)
            Gain on Peters divestiture ..................      (4,227)
            Equity in loss of unconsolidated businesses .       1,216
            Provision for losses on accounts receivable .       1,409        1,974        1,533
            Other .......................................         748          234         (309)
            Changes in assets and liabilities:

                Accounts receivable .....................     (10,002)     (33,846)     (36,661)
                Inventories .............................     (11,147)     (10,406)     (22,984)
                Prepaid and other current assets ........        (393)      (2,065)      (2,119)
                Accounts payable ........................      (2,390)       6,400       12,049
                Accrued liabilities .....................       1,630        6,220        5,145
                Other assets and liabilities ............       4,784      (10,231)         906
                                                            ---------    ---------    ---------
                    Net cash provided by operating ......      24,673        9,867        4,476
                       activities

                                                            ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

    Investment in plant and equipment ...................     (15,158)     (33,402)     (23,606)
    Investment in affiliate .............................        (250)
    Acquisitions, net of cash acquired ..................     (16,366)    (117,107)        --
    Cash acquired in merger with Miracle-Gro ............       6,449
    Proceeds from sale of equipment .....................         194          384          718
    Proceeds from Peters divestiture ....................       9,966
                                                            ---------    ---------    ---------
                    Net cash used in investing activities     (31,330)    (150,125)      (6,723)
                                                            ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

    Borrowings under term  debt .........................      70,000      289,215         --
    Payments on term and other debt .....................        (640)    (166,844)     (27,127)
    Net (payments) borrowings under revolving credit ....     (18,238)      30,500       27,402
    Net (payments) borrowings under bank line of credit .        (953)       1,211       (1,819)
    Deferred financing cost incurred ....................        (628)      (5,139)        (486)
    (Purchase) Issuance of Common Shares ................     (41,441)         160          436
    Dividends on Class A Convertible Preferred Stock ....        --           --         (1,122)
                                                            ---------    ---------    ---------
                                                            ---------    ---------    ---------
                     Net cash provided by(used in) ......       8,100      149,103       (2,716)
                        financing activities

                                                            ---------    ---------    ---------

Effect of exchange rate changes on cash .................        --           (473)       1,296
                                                            ---------    ---------    ---------

Net increase (decrease) in cash .........................       1,443        8,372       (3,667)
Cash, beginning of period ...............................         880        2,323       10,695
                                                            ---------    ---------    ---------
Cash, end of period .....................................   $   2,323    $  10,695    $   7,028
                                                            =========    =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:

    Interest (net of amount capitalized) ................   $   6,169    $  10,965    $  23,808
    Income taxes paid ...................................      11,500       20,144       11,339
    Businesses  acquired:

        Fair value of assets acquired ...................      23,799      143,520      235,564
        Liabilities assumed .............................      (7,433)     (26,413)     (39,875)
        Net cash paid for acquisition ...................      16,366      117,107         --
        Class A Convertible Preferred Stock issued ......     177,255
        Warrants issued .................................      14,434
    Dividends declared not paid .........................       2,437

See Notes to Consolidated Financial Statements



                      THE SCOTTS COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets
                          September 30, 1994 and 1995

                                (in thousands)

                                              ASSETS

                                                                   1994          1995
                                                                 ----------    ---------
Current Assets:

    Cash ....................................................   $  10,695    $   7,028
    Accounts receivable, less allowance
       of $2,933 in 1994 and $3,406 in 1995 .................     115,772      176,525
    Inventories, net ........................................     106,636      143,953
    Prepaid and other assets ................................      17,151       21,659
                                                                ---------    ---------
        Total current assets ................................     250,254      349,165
                                                                ---------    ---------

Property, plant and equipment, net ..........................     140,105      148,754
Trademarks, net .............................................        --         89,250
Other intangibles, net ......................................      28,880       24,421
Goodwill ....................................................     104,578      179,988
Other assets ................................................       4,767       15,772
                                                                ---------    ---------
        Total Assets

                                                                $ 528,584    $ 807,350
                                                                =========    =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

    Revolving credit line ...................................   $  23,416    $      97
    Current portion of term debt ............................       3,755          421
    Accounts payable ........................................      46,967       63,207
    Accrued liabilities .....................................      31,167       36,987
    Accrued taxes ...........................................       4,383       18,728
                                                                ---------    ---------
        Total current liabilities ...........................     109,688      119,440
                                                                ---------    ---------

Term debt, less current portion .............................     220,130      272,025
Postretirement benefits other than pensions .................      27,014       27,159
Other liabilities ...........................................       3,592        5,209
                                                                ---------    ---------

        Total Liabilities ...................................     360,424      423,833
                                                                ---------    ---------

Commitments and Contingencies

Shareholders' Equity:

    Class A Convertible Preferred Stock, no par value .......        --        177,255
    Common shares, no par value, issued 21,082 shares in 1994         211          211
       and 1995

    Capital in excess of par value ..........................     193,450      207,551
    Retained earnings .......................................      13,875       35,399
    Cumulative translation adjustments ......................       2,065        4,082
    Treasury stock, 2,415 shares in 1994 and 2,388 shares in      (41,441)     (40,981)
1995, at cost

                                                                ---------    ---------
        Total Shareholders' Equity ..........................     168,160      383,517
                                                                ---------    ---------

        Total Liabilities and Shareholders' Equity

                                                                $ 528,584    $ 807,350
                                                                =========    =========


See Notes to Consolidated Financial Statements


                      THE SCOTTS COMPANY AND SUBSIDIARIES

          Consolidated Statements of Changes in Shareholders' Equity for the years ended September 30, 1993, 1994 and 1995

                                (in thousands)

                            Convertible Class A               Capital in  Retained                    Cumulative        Total
                              Preferred Stock  Common Shares   excess of  Earnings/   Treasury Stock  Translation   Shareholders'

                               Shares  Amount  Shares  Amount  Par Value  (Deficit)  Shares    Amount  Gain(Loss)  Equity/(Deficit)

Balance, September 30, 1992                    21,073   $211   $192,604    $(16,898)                    $   12         $175,929

Net income                                                                    7,890                                       7,890
Amortization of unearned
  compensation                                                       24                                                      24
Options outstanding                                                 635                                                     635
Foreign currency translation
  adjustment                                                                                               (24)             (24)
Purchase of common shares                                                            (2,415)  $(41,441)                 (41,441)
                                                                                     ------   --------                  -------
Balance, September 30, 1993                    21,073    211    193,263      (9,008) (2,415)   (41,441)    (12)         143,013

Net income                                                                   22,883                                      22,883
Foreign currency translation
  adjustment                                                                                             2,077            2,077
Amortization of unearned
  compensation                                                       27                                                      27
Issuance of common shares                           9               160                                                     160
                                                    -               ---                                                     ---

Balance, September 30, 1994                    21,082    211    193,450      13,875  (2,415)   (41,441)  2,065          168,160

Issuance of common shares

  held in treasury                                                  (24)                (27)       460                      436
Net income                                                                   25,083                                      25,083
Dividends                                                                    (3,559)                                     (3,559)
Amortization of unearned
  compensation                                                       24                                                      24
Foreign currency translation
  adjustment                                                                                             2,017            2,017
Issuance of Class A
  Convertible Preferred Stock   195  $177,255                                                                           177,255
Issuance of warrants                                             14,434                                                  14,434
Options outstanding                                                (333)                                                   (333)
                                                                   ----                                                    ----
Balance, September 30, 1995     195  $177,255  21,082   $211   $207,551     $35,399  (2,388)  $(40,981) $4,082         $383,517


See Notes to Consolidated Financial Statements


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION AND BASIS OF PRESENTATION

    On September 20, 1994, the shareholders voted to reincorporate Scotts from Delaware to Ohio. As a result of the reincorporation, The Scotts Company, a Delaware corporation, merged into The Scotts Company ("Scotts Ohio"), an Ohio corporation. Immediately following the consummation of the merger, The O. M. Scott & Sons Company was merged into Scotts Ohio. The Scotts Company ("Scotts") and its wholly-owned subsidiaries, Hyponex Corporation ("Hyponex"), Republic Tool and Manufacturing Corp. ("Republic"), Scotts-Sierra Horticultural Products Company ("Sierra") and Scotts' Miracle-Gro Products, Inc. ("Miracle-Gro"), (collectively, the "Company"), are engaged in the manufacture and sale of lawn care and garden products. All material intercompany transactions have been eliminated.

    INVENTORIES

    Inventories are principally stated at the lower of cost or market, determined by the FIFO method; certain inventories of Hyponex (primarily organic products) are accounted for by the LIFO method. At September 30, 1994 and 1995, approximately 31% and 25% of inventories, respectively, are valued at the lower of LIFO cost or market. Inventories include the cost of raw materials, labor and manufacturing overhead.

    The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value. Inventories, net of provisions of $6,108,000 and $6,711,000 as of September 30, 1994 and 1995,
    respectively, consisted of:

          (in thousands)                             1994                 1995
                                                     ----                 ----

Finished Goods .......................           $  55,102            $  72,551
Raw Materials ........................              52,639               71,624
                                                 ---------            ---------
FIFO Cost ............................             107,741              144,175

LIFO Reserve .........................              (1,105)                (222)
                                                 ---------            ---------

                                                 $ 106,636            $ 143,953
                                                 =========            =========

    REVENUE RECOGNITION

    Revenue generally is recognized when products are shipped. For certain large multi-location customers, revenue is recognized when products are shipped to intermediate locations and ownership is acknowledged by the customer.

    ADVERTISING AND CONSUMER GUARANTEE

    The Company has a cooperative advertising program with retailers whereby the Company reimburses retailers for the qualifying portion of their advertising costs. Such advertising allowances are based on the timing of orders and deliveries. Retailers are also offered allowances for promotion of Scotts' products in the retail store. The Company provides for the cost of these programs in the period the sales to retailers occur. All other advertising costs are expensed as incurred.

    The Company accrues amounts for product non-performance claims by consumers under the Company's product guarantee program. The provision is determined by applying an experience rate to sales in the period the related products are shipped to retailers.

    INVESTMENTS IN UNCONSOLIDATED BUSINESSES

    The Company's investments in affiliated companies which are not majority owned or controlled are accounted for using the equity method.

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

                      Land improvements                   10-25 years
                      Buildings                           10-40 years
                      Machinery and equipment              3-15 years
                      Furniture and fixtures               6-10 years

    Property, plant and equipment at September 30, 1994 and 1995 consisted of the following:

    (in thousands)

                                                          1994             1995
                                                          ----             ----
Land and improvements ........................         $ 21,856         $ 27,796
Buildings ....................................           41,313           45,032
Machinery and equipment ......................          111,639          136,213
Furniture and fixtures .......................            8,861           10,262
Construction in progress .....................           24,340           11,916
                                                       --------         --------
                                                        208,009          231,219
Less accumulated depreciation ................           67,904           82,465
                                                       --------         --------
                                                       $140,105         $148,754

     Property subject to capital leases in the amount of $1,270,000 and $264,000 (net of accumulated amortization of $2,303,000 in 1994 and $2,042,000 in 1995) has been included in machinery and equipment at September 30, 1994 and 1995, respectively.

     The Company capitalized interest costs of $321,000 in fiscal 1994 and $194,000 in fiscal 1995 as part of the cost of major asset construction projects.

    RESEARCH AND DEVELOPMENT

    Significant costs are incurred each year in connection with research and development programs that are expected to contribute operating profits in future years. All costs associated with research and development are charged to expense as incurred.

    INTANGIBLE ASSETS

    Goodwill arising from business acquisitions is amortized over 40 years on a straight-line basis. Other intangible assets consist primarily of patents and debt issuance costs. Debt issuance costs are being amortized over the terms of the various agreements. Patents and trademarks are being amortized on a straight-line basis over periods varying from 7 to 40 years. Accumulated amortization at September 30, 1994 and 1995 was $42,438,000 and $52,182,000, respectively.

    During the year ended September 30, 1994, the Company incurred $5.1 million of debt issuance costs related to the issuance of Term Debt and 9 7/8% Senior Subordinated Notes and recognized an extraordinary charge of $992,000, net of income taxes of $662,000, for unamortized debt issuance costs in connection with certain debt prepayments. During the year ended September 30, 1995, the Company incurred approximately $500,000 of debt issuance costs related to its Fourth Amended and Restated Credit Agreement.

    Company management periodically assesses the recoverability of goodwill, trademarks and other intangible assets by determining whether the amortization of such assets over the remaining lives can be recovered through projected undiscounted net cash flows generated by such assets. In 1995, goodwill was reduced by $3,485,000 related to the disposition of the Peters U.S. consumer water-soluble fertilizer business.

    FOREIGN CURRENCY

    The Company enters into forward foreign exchange and currency options contracts to hedge its exposure to fluctuation in foreign currency exchange rates. These contracts generally involve the exchange of one currency for a second currency at some future date. Counterparties to these contracts are major financial institutions. Gains and losses on these contracts generally offset gains and losses on the assets, liabilities and transactions being hedged.

    Realized and unrealized foreign exchange gains and losses are recognized and offset foreign exchange gains or losses on the underlying exposures. Unrealized gains and losses that are designated and effective as hedges on such transactions are deferred and recognized in income in the same period as the hedged transactions. The net unrealized gain deferred totaled $2,000 at September 30, 1995.

    At September 30, 1995, the Company's European operations had foreign exchange risk in various European currencies tied to the Dutch guilder. These currencies are the Australian Dollar, Belgian Franc, German Mark, Spanish Peseta, French Franc, British Pound and the U.S. Dollar. The Company's U.S. operations have foreign exchange rate risk in the Canadian Dollar, the Dutch Guilder and the British Pound which are tied to the U.S. Dollar. As of September 30, 1995, the Company had outstanding forward foreign exchange contracts with a contract value of approximately $25,100,000. These contracts have maturity dates ranging from October 3, 1995 to October 31, 1995.

    All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated into United States dollar equivalents at year-end exchange rates. Translation gains and losses are accumulated as a separate component of shareholders' equity. Income and expense items are translated at average monthly exchange rates. Cumulative foreign currency translation gain was $2,065,000 and $4,082,000 as of September 30, 1994 and 1995, respectively.
    Foreign currency transaction gains and losses are included in determining net income. In fiscal 1993, 1994 and 1995, the Company recorded foreign currency transaction losses in other expenses of $196,000, $491,000 and $944,000, respectively. The cash flows related to these gains and losses are classified in the statement of cash flows, as part of cash flows from operating activities.

    INCOME TAXES

    The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of the assets and liabilities using enacted tax rates.

     U.S. federal and state income taxes and foreign taxes are provided currently on the undistributed earnings of foreign subsidiaries, giving recognition to current tax rates and applicable foreign tax credits.

    NET INCOME PER COMMON SHARE

    Net income per common share is based on the weighted-average number of common shares and common share equivalents (stock options, convertible preferred stock and warrants) outstanding each period.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the prior years' financial statements to conform to fiscal 1995 classifications.

2.  MERGERS AND ACQUISITIONS

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

    Republic's results of operations have been included in the Company's Consolidated Statements of Income since November 19, 1992. As such, the Company's fiscal 1993 pro forma results of operations are not materially different from actual results and are therefore not presented.

    SIERRA

    Effective December 16, 1993, the Company completed the acquisition of Grace-Sierra Horticultural Products Company (all further references to Grace-Sierra, now known as Scotts-Sierra Horticultural Products Company, will be made as "Sierra") for an aggregate purchase price of approximately $121,221,000, including transaction costs of $1,221,000. Additionally, the Company incurred $2,261,000 of deferred financing fees related to its financing of the acquisition. Sierra is a leading international manufacturer and marketer of specialty fertilizers and related products for the nursery, greenhouse, golf course and consumer markets. Sierra manufactures controlled-release fertilizers in the United States and the Netherlands, as well as water-soluble fertilizers and specialty organics in the United States. Approximately one-quarter of Sierra's net sales are derived from European and other international markets; approximately one-quarter of Sierra's assets are internationally based. The purchase price was financed under an amendment to the Company's revolving credit agreement, whereby term debt commitments available thereunder were increased to $195,000,000.

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

    MIRACLE-GRO

    Effective May 19, 1995, the Company completed the merger transactions with Stern's Miracle-Gro Products, Inc. ("Miracle-Gro Products") and affiliated companies (the "Miracle-Gro Companies") for an aggregate purchase price of approximately $195,689,000. The consideration was comprised of $195,000,000 face amount of Class A Convertible Preferred Stock of Scotts with a fair value of $177,255,000, warrants to purchase 3,000,000 common shares of Scotts with a fair value of $14,434,000 and $4,000,000 of estimated transaction costs. The Preferred Stock has a dividend yield of 5.0% and is convertible into common shares of Scotts at $19.00 per share. The warrants are exercisable for 1,000,000 common shares at $21.00 per share, 1,000,000 common shares at $25.00 per share and 1,000,000 common shares at $29.00 per share. The fair value of the warrants has been included in capital in excess of par value in the Company's September 30, 1995 balance sheet.

    The Miracle-Gro Companies are engaged in the marketing and distribution of plant foods and lawn and garden products primarily in the United States and Canada and Europe. On December 31, 1994, Miracle-Gro Products Limited ("MG Limited"), a subsidiary of Miracle-Gro, entered into an agreement to exchange its equipment and a license for distribution of Miracle-Gro products in certain areas of Europe for a 32.5% equity interest in a U.K. based garden products company. The initial period of the license is five years and may be extended up to twenty years from January 1, 1995, under certain circumstances set forth in the license agreement. MG Limited is entitled to annual royalties for the first five years of the license.

    The Federal Trade Commission ("FTC"), in granting permission for the acquisition of the Miracle-Gro Companies, required that the Company divest its Peters line of consumer water soluble fertilizers. See Note 3.

    The merger transactions have been accounted for using the purchase method. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of purchase price over the estimated fair values of the net assets acquired ("goodwill") of approximately $82,182,000 and trademarks of $90,000,000 are being amortized on a straight-line basis over 40 years. The Miracle-Gro Companies results of operations have been included in the Consolidated Statements of Income from the acquisition date of May 19, 1995.

    The following pro forma results of operations give effect to the above Sierra acquisition as if it had occurred on October 1, 1992 and the Miracle-Gro Companies acquisition as if it had occurred on October 1, 1993.

           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

           (UNAUDITED)

                                          YEAR ENDED SEPTEMBER 30
                                             1994         1995

           Net sales                      $726,231         $821,189
                                           =======          =======

           Income before extraordinary
             item and cumulative effect

             of accounting changes        $  36,607        $  35,670
                                           ========         ========

           Net income                     $  35,615        $  35,670
                                           ========         ========

           Income per common share
             before extraordinary item
             and cumulative effect of

             accounting changes           $    1.26        $    1.22
                                           ==========      =========

           Net income per common share    $    1.23      $      1.22
                                           ==========     ==========

    On a pro forma basis, The Miracle-Gro Companies contributed net sales of $99,066,000 and $110,225,000, net income of $12,839,000 and $13,026,000 and net income (loss) per common share of $(.01) and $.02 for the years ended September 30, 1994 and 1995, respectively. For purposes of computing net income per common share, the Class A Convertible Preferred Stock is considered a common share equivalent. Pro forma primary net income per common share for the years ended September 30, 1994 and 1995 are calculated using the weighted average common shares outstanding for Scotts of 18,785,000 and 22,617,000, respectively, and the common shares that would have been issued assuming conversion of Class A Convertible Preferred Stock at the beginning of the year to 10,263,000 common shares. The computation of pro forma primary net income per common share assuming reduction of net income for preferred dividends and no conversion of Class A Convertible Preferred Stock was anti-dilutive.

    The pro forma information provided does not purport to be indicative of actual results of operations if the Sierra acquisition had occurred as of October 1, 1992 and the Miracle-Gro Companies acquisition had occurred as of October 1, 1993, and is not intended to be indicative of future results or trends.

3.  PETERS DIVESTITURE

    On July 28, 1995, the Company divested its Peters line of U.S. consumer water-soluble fertilizers for approximately $9,966,000. The gain on the divestiture was approximately $4,200,000. In connection with this transaction, the Company has entered into a supply agreement through August 26, 1997 in which the Company will produce all product requirements for the buyer at cost plus an agreed upon profit percentage. The transaction is pursuant to a FTC consent order which the Company entered into in connection with its merger transactions with the Miracle-Gro Companies.

4.  OTHER EXPENSES

    Other  expenses  consisted of the following for the years ended  September
30:

     (in thousands)

                                                1993         1994          1995
                                                ----         ----          ----

Foreign currency loss ...................     $   196      $   168      $   337
Royalty income ..........................        (980)      (1,726)        (857)
Amortization ............................       1,625        3,888        5,309
Gain on Peters divestiture ..............                                (4,227)
Equity in loss of unconsolidated
    businesses ..........................                                 1,216
Other ...................................        (181)         (47)        (218)
                                              -------      -------      -------
Total ...................................     $   660      $ 2,283      $ 1,560
                                              =======      =======      =======

5.  PENSION

    Scotts Ohio, Sierra and Scotts' Miracle-Gro have defined benefit pension plans covering substantially all full-time associates who have completed one year of eligible service and reached the age of 21. The benefits under these plans are based on years of service and the associates' average final compensation for the Scotts Ohio plan and for Sierra salaried employees and stated amounts for Sierra hourly employees. The Company's funding policy, consistent with statutory requirements and tax considerations, is based on actuarial computations using the Projected Unit Credit method.

    The following table sets forth the plans' funded status and the related amounts recognized in the Consolidated Balance Sheets.

     (in thousands)

                                 September 30,
                                   1994 1995

                                                 ----          ---------------
                                                               Over-    Under-
                                                              funded    funded

     Actuarial present value of benefit obligations:

         Accumulated benefit obligation:

             Vested benefits                  $(29,768)     $(31,436)  $(1,593)
             Nonvested benefits                 (5,093)       (5,241)     (496)
         Additional obligation for
           projected compensation

           increases                            (5,919)       (6,669)     (130)
                                                ------        ------      ----
     Projected benefit obligation for

         service rendered to date              (40,780)      (43,346)   (2,219)
     Plan assets at fair value, primarily
         corporate bonds, U.S. bonds and        38,901        40,287     1,468
         cash equivalents                       ------        ------     -----
     Plan assets less than projected benefit

         obligations                            (1,879)       (3,059)     (751)
     Unrecognized net asset being amortized
         over 11 1/2 years                        (234)         (297)       16
     Unrecognized net loss                       4,137         5,197       148
                                                 -----         -----       ---
         Prepaid pension costs                $  2,024        $1,841   $  (587)
                                              ========        ======   =======

    Pension cost includes the following components:

                           YEAR ENDED SEPTEMBER 30,

     (in thousands)                          1993          1994           1995
                                             ----          ----           ----

Service cost .........................      $ 1,571       $ 1,685       $ 1,732
Interest cost ........................        2,628         2,968         3,280
Actual return on plan assets .........       (2,774)       (3,092)       (5,104)
Net amortization and deferral ........          (18)          (53)        2,046
                                            -------       -------       -------

    Net pension cost .................      $ 1,407       $ 1,508       $ 1,954
                                            =======       =======       =======

    The weighted average settlement rate used in determining the actuarial present value of the projected benefit obligation was 8% as of September 30, 1993, 1994 and 1995. Future compensation was assumed to increase 4% annually for fiscal 1993, 1994 and 1995. The expected long-term rate of return on plan assets was 9% in fiscal 1993, 1994 and 1995.

    The Company has a non-qualified supplemental pension plan covering certain employees, which provides for incremental pension payments from the Company's funds so that total pension payments equal amounts that would have been payable from the Company's pension plans if it were not for limitations imposed by income tax regulations. The projected benefit obligation relating to this unfunded plan totaled $1,498,000 and $1,240,000 at September 30, 1994 and 1995, respectively. Pension expense for the plan was $171,000 and $445,000 in 1994 and 1995, respectively.

6.  ASSOCIATE BENEFITS

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

    Effective October 1, 1992, the Company changed its method of accounting for postretirement benefit costs other than pensions by adopting SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company elected to immediately recognize the cumulative effect of the change in accounting which resulted in a charge of $14,932,000, net of income taxes, of $9,348,000, or $.76 per share. In addition to the cumulative effect, the Company's retiree medical costs applying the new accounting method increased $1,437,000, net of income taxes, of $929,000, or $.07 per share, during fiscal 1993 as a result of the change in accounting. Prior to October 1, 1993, the Company effected several changes in plan provisions, primarily related to current and ultimate levels of retiree and dependent contributions. Current retirees will be entitled to benefits existing prior to these plan changes. These plan changes resulted in a reduction in unrecognized prior service cost, which is being amortized over future years.

    Net periodic postretirement benefit costs for fiscal 1994 and 1995 included the following components:

                                                     1994           1995
                                                     ----           ----
     (in thousands)

     Service cost - benefits attributed to

     associate service during the year               $419            $428
         service during the year
     Interest cost on accumulated

        postretirement benefit obligation           1,276           1,446
     Amortization of prior service costs and
     gains from changes in assumptions               (921)           (904)
                                                     ----            ----
         Net periodic postretirement

            benefit cost                             $774            $970
                                                     ====            ====



    The following table sets forth the retiree medical plan status reconciled to the amount included in the Consolidated Balance Sheets, as of September 30, 1994 and 1995.

                                                           1994          1995
                                                           ----          ----
     (in thousands)

     Accumulated postretirement benefit
     obligation:

    Retirees .......................................      $ 7,136      $ 10,034
    Fully eligible active plan participants ........          437           395
    Other active plan participants .................        8,789         9,071
                                                          -------      --------
Total accumulated postretirement

    benefit obligation .............................       16,362        19,500
Unrecognized prior service cost ....................        8,590         7,686
Unrecognized gain (loss) from
    changes in assumptions .........................        2,062           (27)
                                                          -------      --------

Accrued postretirement benefit cost ................      $27,014      $ 27,159
                                                          =======      ========

    The discount rates used in determining the accumulated postretirement benefit obligation were 8.5% and 8.0% in 1994 and 1995, respectively. For measurement purposes, a 14% annual rate of increase in per capita cost of covered retiree medical benefits was assumed for fiscal 1994 and a 12% annual rate for 1995; the rate was assumed to decrease gradually to 5.5% through the year 2014 and remain at that level thereafter. A 1% increase in the health care cost trend rate assumptions would increase the accumulated postretirement benefit obligation as of September 30, 1994 and 1995 by $957,000 and $1,072,000, respectively.

    Both Scotts Ohio and Hyponex have defined contribution profit sharing plans. Both plans provide for associates to become participants following one year of service. The Hyponex plan also requires associates to have reached the age of 21 for participation. The plans provide for annual contributions which are entirely at the discretion of the respective Board of Directors.

    Contributions are allocated among the participants employed as of the last day of the calendar year, based upon participants' earnings. Each participant's share of the annual contributions vest according to the provisions of the plans. The Company has provided a profit sharing provision for the plans of $1,993,000, $2,097,000 and $1,498,000 for fiscal 1993, 1994 and 1995, respectively. The Company's policy is to deposit the contributions with the trustee in the following year.

    Sierra has a savings and investment plan ("401K Plan") for certain salaried U.S. employees. Participants may make voluntary contributions to the plan between 2% and 16% of their compensation. Sierra contributes the lesser of 50% of each participant's contribution or 3% of each participant's compensation. Sierra's contribution for 1994 and 1995 were $99,000 and $70,000, respectively.

    The Company is self-insured for certain health benefits up to $200,000 per occurrence per individual. The cost of such benefits is recognized as expense in the period the claim occurred. This cost was $6,662,000, $6,177,000 and $7,861,000 in 1993, 1994 and 1995, respectively. The
    Company is self-insured for State of Ohio workers compensation up to $500,000 per claim. The cost for workers compensation was $268,000, $297,000 and $331,000 in 1993, 1994 and 1995, respectively. Claims in excess of stated limits of liability and claims for workers compensation outside of the State of Ohio are insured with commercial carriers. The Company had an accrued vacation liability of $4,903,000 and $4,791,000 at September 30, 1994 and 1995, respectively.

    In November 1992, the Financial Accounting Standards Board issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits", which changes the prevalent method of accounting for benefits provided after employment but before retirement. Adoption of this standard in the first quarter of fiscal 1995 had no material effect on the financial statements.

7.  DEBT
     (in thousands)

                                                           1994           1995
                                                           ----           ----

Revolving credit line ............................       $ 53,416       $172,597
9 7/8% Senior Subordinated Notes $100
   million face amount............................         99,221         99,307
    face amount
Term loan ........................................         93,598           --
Capital lease obligations and other ..............          1,066            639
                                                         --------       --------
                                                          247,301        272,543

Less current portions ............................         27,171            518
                                                         --------       --------
                                                         $220,130       $272,025

                                                         ========       ========

           Maturities of term debt for the next five years are as follows:

                                         (in thousands)
                         1996                      $518
                         1997                       140
                         1998                        78
                         1999                        -
                         2000 and thereafter    272,500

    On March 17, 1995, the Company entered into the Fourth Amended and Restated Credit Agreement ("Agreement") with Chemical Bank ("Chemical") and various participating banks. The Agreement provides, on an unsecured basis, up to $375 million to the Company, comprised of an uncommitted advance facility and a committed revolving credit facility through the scheduled termination date of March 31, 2000. The Agreement contains a requirement limiting the maximum amount borrowed to $225 million for a minimum of 30 consecutive days each fiscal year.

    Interest pursuant to the commercial paper/competitive advance facility is determined by auction. Interest pursuant to the revolving credit facility is at a floating rate initially equal, at the Company's option, to the Alternate Base Rate as defined in the Agreement without additional margin or the Eurodollar Rate as defined in the Agreement plus a margin of .3125% per annum, which margin may be decreased to .25% or increased up to .625% based on the changes in the unsecured debt ratings of the Company. Applicable interest rates for the various borrowing facilities ranged from 5.9% to 6.2% at September 30, 1995. The Agreement provides for the payment of an annual administration fee of $100,000 and a facility fee of .1875% per annum, which fee may be reduced to .15% or increased up to .375% based on the unsecured debt ratings of the Company.

    The Agreement contains certain financial and operating covenants, including maintenance of interest coverage ratios, maintenance of consolidated net worth, and restrictions on additional indebtedness and capital expenditures. Dividends and stock repurchases are restricted only in the event of default. The Company was in compliance with all required covenants at September 30, 1995.

    At September 30, 1995, the Company had available an unsecured $2,000,000 line of credit with a bank, which is renewable annually, of which $1,916,000 and $97,000 was outstanding at September 30, 1994 and 1995, respectively.

    On July 19, 1994, the Company issued $100,000,000 9 7/8% Senior Subordinated Notes. Net proceeds were $96,354,000, after original issue discount of $788,000 and expenses of $2,858,000. The Notes are subject to redemption, at the option of the Company, in whole or in part at any time on or after August 1, 1999 at a declining premium to par until 2001 and at par thereafter and are not subject to sinking fund requirements. The fair market value of the 9 7/8% Senior Subordinated Notes, estimated based on the quoted market prices for same or similar issues was approximately $107,203,000 at September 30, 1995.

8.  SHAREHOLDERS' EQUITY

        STOCK
    (in thousands)

                                                1994                 1995
                                                ----                 ----

     Class A Convertible Preferred Stock, no par value:

         Authorized                      None                 195,000 shares
         Issued                          None                 195,000 shares

     Common shares, no par value

         Authorized                      35,000 shares        50,000 shares
         Issued                          21,082 shares        21,082 shares

    On February 23, 1993, the Company purchased all of the shares of Class A Common Stock held by a fund managed by Clayton, Dubilier & Rice, Inc. In aggregate, 2,414,895 shares of Class A Common Stock were purchased for approximately $41,441,000, including transaction costs. As a result of this transaction, 18,667,064 and 18,693,934 Common Shares were outstanding as of September 30, 1994 and 1995, respectively.

    Effective with the Miracle-Gro Companies merger transactions, $195,000,000 face amount of Class A Convertible Preferred Stock was issued as part of the purchase price. This Preferred Stock is convertible into 10,263,158 common shares at $19.00 per common share. Additionally, warrants to purchase 3,000,000 common shares of Scotts were issued as part of the purchase price. The warrants are exercisable for 1,000,000 common shares at $21.00 per share, 1,000,000 common shares at $25.00 per share and 1,000,000 common shares at $29.00 per share. The exercise term for the warrants expires September 2003. The fair value of the warrants has been included in capital in excess of par value in the Company's September 30, 1995 balance sheet.

    The Class A Convertible Preferred Stock has certain voting restrictions and limits on the ability of the shareholders to acquire additional voting securities of the Company. The Class A Convertible Preferred Stock is subject to redemption five years from the date of issuance.

    Both the Class A Convertible Preferred Stock and the warrants have limits on transferability.

    On November 4, 1992, Scotts adopted The Scotts Company 1992 Long Term Incentive Plan (the "Plan"). The Plan was approved by the shareholders at Scotts' annual meeting on February 25, 1993. Under the Plan, stock options, stock appreciation rights and performance share awards may be granted to officers and other key employees of the Company. The Plan also provides for Board members, who are neither employees of the Company nor associated with Clayton, Dubilier & Rice, Inc., to receive stock options. The maximum number of common shares that may be issued under the Plan is 1,700,000, plus the number of shares surrendered to exercise options (other than director options) granted under the Plan, up to a maximum of 1,000,000 surrendered shares.

    In addition, pursuant to various employment agreements, the Company granted 300,000 stock options in fiscal 1993.

    Aggregate stock option activity consists of the following:


                           YEAR ENDED SEPTEMBER 30,
                                1993 1994 1995

                                               ----             ----             ----

  Options outstanding at October 1          136,364           586,289          1,364,589
  Options granted                           449,925           942,354            435,420
  Options exercised                            -               (8,529)           (26,870)
  Options canceled                             -             (155,525)          (111,014)
                                          ---------------   ----------       -----------

  Options outstanding at September 30       586,289         1,364,589          1,662,125
                                            =======           =========        =========

  Options exercisable at September 30        90,910           204,422            575,938
                                          ===========       ============     ============
  Option prices per share:

      Granted                         $16.25-$18.75    $17.25-$19.375     $15.50-$21.375
                                      ====== ======    ====== =======     ====== =======
      Exercised                            -                   $18.75             $16.25
                                                               ======             ======



    During fiscal 1993 and 1994, 128,880 and 117,220, respectively, of performance share awards were granted. These awards entitle the grantee to receive shares or, at the grantee's election, the equivalent value in cash or stock options, subject to stock ownership requirements. These awards are conditioned on the attainment of certain performance and other objectives established by the Compensation and Organization Committee of Scotts' Board of Directors.

    Compensation for certain stock options results from the difference between the grant price and market price at the date of grant, and is recognized over the vesting period of the options. Compensation for performance share awards is initially measured at the grant date based upon the current market value of the common shares, with adjustments made quarterly for market price fluctuations. The Company recognized compensation expense for stock options and performance share awards of $635,000 and $0 in fiscal 1993 and 1994, respectively. In 1995, the Plan was amended to cancel outstanding performance share awards. Previously recognized compensation of $300,000 was recognized as a reduction of compensation expense.

    Pursuant to an employment agreement, an officer of Scotts purchased 45,454 common shares at a purchase price of $9.90 per share in January 1992. The Company has recognized $118,000 of unearned compensation equivalent to the difference between the fair market value and the purchase price of the common shares as a charge to capital in excess of par value. This unearned compensation is being amortized on a straight line basis over the period of the employment agreement.

    A significant portion of the price paid by certain officers and management associates is financed by a major bank. The Company has guaranteed the full and prompt payment of debt outstanding by management investors to purchase common shares of approximately $230,000, $140,000 and $-0- at September 30, 1993, 1994 and 1995, respectively.

    In December 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which changes the measurement, recognition and disclosure standards for stock-based compensation. Management is currently evaluating the provisions of SFAS No. 123 and at this time, the effect of adopting SFAS No. 123 on the results of operations and the method of disclosure has not been determined.

9.  NET INCOME PER COMMON SHARE

    Net income per common share is based on the weighted average number of common shares and common share equivalents (stock options, convertible preferred stock and warrants) outstanding each period.

    The following table presents information necessary to calculate net income per common share for fiscal years ended September 30, 1993, 1994 and 1995.

                           YEAR ENDED SEPTEMBER 30,

     (in thousands)                               1993        1994         1995
                                                  ----        ----         ----
     Common shares outstanding

  Weighted average outstanding ............      19,607       18,663      18,670
Common share equivalents ..................          80          122       3,947
                                                -------      -------      ------

Adjusted outstanding ......................      19,687       18,785      22,617
                                                -------      -------      ------

Net income

  Net income before extraordinary
   items and cumulative effect of

   accounting changes .....................     $  1.07      $  1.27      $ 1.11
Extraordinary Items
  Loss on early extinguishment

   of debt, net of tax ....................        --          (0.05)       --
  Cumulative effect of changes
   in accounting for

postretirement
   benefits, net of tax and income

   taxes ..................................       (0.67)        --          --
                                                -------      -------      ------

Net income per common share ...............     $  0.40      $  1.22      $ 1.11
                                                -------      -------      ------

    For 1993, 1994 and 1995, fully diluted net income per common share is considered to be the same as primary net income per common share as it was not materially different than primary net income per common share.

10. INCOME TAXES

    The Company adopted SFAS No. 109 effective October 1, 1992, resulting in a benefit of $1,775,000 being reported as a cumulative effect of accounting change in the fiscal 1993 Consolidated Statement of Income. Assets recorded in prior business combinations net-of-tax were adjusted to pre-tax amounts, resulting in recognition of $1,501,000 of deferred tax liabilities at the date of adoption.

The provision for income taxes consists of the following:

     (in thousands)                              YEAR ENDED SEPTEMBER 30,
                                         1993             1994             1995
                                         ----             ----             ----
     Currently Payable:

    Federal ...................        $ 14,537         $ 7,400        $  9,373
    State .....................           1,400           2,131           2,634
    Foreign ...................            --             2,376           4,487
Deferred:

    Federal ...................         (11,694)          4,290            (724)
    State .....................          (1,046)          1,088            (177)
                                       --------         -------        --------

Income Tax Expense ............        $  3,197         $17,285        $ 15,593
                                       ========         =======        ========

    Income tax expense is included in the financial statements as follows:

     (in thousands)

     Operations                        $14,320          $17,947         $15,593
     Cumulative effect of change in
         accounting principle          (11,123)            -               -
     Extraordinary items                   -               (662)           -
                                     -----------        --------     ----------

     Income Tax Expense               $  3,197          $17,285         $15,593
                                      ========          =======         =======

    Deferred income taxes for fiscal 1994 and 1995 reflect the impact of differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as determined by tax regulations.

    The components of the net deferred tax asset (liability) are as follows:

     (in thousands)                                          SEPTEMBER 30,

                                                             -------------
                                                         1994             1995
                                                         ----             ----
     ASSETS

    Accounts receivable ........................       $    987        $  1,024
    Inventory ..................................          1,816           3,453
    Accrued expenses ...........................          7,649           7,486
    Postretirement benefits ....................         10,576          10,633
    Other ......................................          4,166           4,776
                                                       --------        --------

    Gross deferred tax assets ..................       $ 25,194        $ 27,372
                                                       --------        --------

LIABILITIES

    Property and equipment .....................        (16,511)        (18,288)
    Taxes on repatriated foreign
       earnings ................................           (500)           --
    Gross deferred tax liabilities .............        (17,011)        (18,288)
                                                       --------        --------

    Net asset ..................................       $  8,183        $  9,084
                                                       ========        ========


    The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets at September 30 are:

     (in thousands)                                      1994            1995
                                                         ----            ----

Net current asset ..............................       $ 10,452        $ 12,868
Net non-current asset (liability) ..............         (2,269)         (3,784)
                                                       --------        --------

Net asset ......................................       $  8,183        $  9,084
                                                       ========        ========

    A reconciliation of the Federal corporate income tax rate and the effective tax rate on income before income taxes is summarized below:

                                                   YEAR ENDED SEPTEMBER 30,
                                                    1993        1994       1995

                                                    ----        ----       ----

Statutory income tax rate ...................       35.0%       35.0%      35.0%
Pension amortization ........................        0.7         0.1        0.1
Peters sale .................................         -           -        (3.0)
Goodwill amortization and other
    permanent differences

resulting ...................................        4.7         2.1        3.4
    from purchase accounting
State taxes, net of federal .................        3.4         5.6        4.4
benefit
Reversal of previous tax

    contingencies ...........................         -          -         (3.9)
Other .......................................       (3.3)        0.1        2.3
                                                    ----         ---        ---

    Effective income tax rate ...............       40.5%       42.9%      38.3%
                                                    ====        ====       ====

    The Company acquired certain tax credit carryforwards in connection with its acquisition of Sierra. Net operating loss carryforwards in the U.S. total $2,965,000 and expire through 2007. Net operating loss carryforwards in foreign jurisdictions total $1,059,000 and expire through 2000. The use of these acquired carryforwards is subject to limitations imposed by the Internal Revenue Code.

11. LEASES

    The Company leases buildings, land and equipment under various noncancellable lease agreements for periods of two to six years. The lease agreements generally provide that the Company pay taxes, insurance and maintenance expenses related to the leased assets. Certain lease agreements contain purchase options. At September 30, 1995, future minimum lease payments were as follows:

      Year Ending     Capital       Operating
     September 30,     Leases        Leases          Total

    (In Thousands)

         1996         $481         $10,106         $10,587
         1997          168           9,146           9,314
         1998           72           6,608           6,680
         1999          --            4,151           4,151
 2000 and thereafter   --            3,155           3,155
                      ----         -------         -------
Total minimum          721         $33,166         $33,887
  lease payments                   =======         =======

  Less:  Amount
      representing

      interest          82

                        --
  Present value
      of net minimum
      lease payments  $639

                      ====

    The Company also leases transportation and production equipment under various one-year operating leases, which provide for the extension of the initial term on a monthly or annual basis. Total rental expenses for operating leases were $9,125,000, $12,914,000 and $14,660,000 for fiscal
    1993, 1994 and 1995, respectively.

12. COMMITMENTS AND CONTINGENCIES

    Seed production agreements obligate the Company to make future purchases based on estimated yields. Seed purchases under production agreements for fiscal 1993, 1994 and 1995 were approximately $9,281,000, $6,508,000 and
    $6,934,903, respectively. At September 30, 1995, estimated annual seed purchase commitments were as follows:

                                  Year Ending

                                 SEPTEMBER 30,
                                (IN THOUSANDS)

                             1996          $12,310
                             1997          5,780
                             1998          3,868
                             1999          1,706

    The Company had a contractual commitment to purchase neem-based bioinsecticide. The commitment was a multi-year, take or pay arrangement. The Company was relieved of the take or pay commitment during fiscal 1995 and reduced material costs by $1,137,500 representing liabilities related to this contract.

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

    In September, 1991, the Company was identified by the Ohio Environmental Protection Agency (the "Ohio EPA") as a Potentially Responsible Party ("PRP") with respect to a site in Union County, Ohio (the "Hershberger site") that has allegedly been contaminated by hazardous substances whose transportation, treatment or disposal the Company allegedly arranged. Pursuant to a consent order with the Ohio EPA, the Company, together with four other PRP's identified to date, investigated the extent of contamination in the Hershberger site. The results of the investigation were that the site presents a low degree of risk and that the chemical compounds which contribute to the risk are not compounds used by the Company. Accordingly, the Company has elected not to participate in any remediation which might be required at the site. As a result of the joint and several liability of PRPs, the Company might possibly be subject to financial participation in the costs of the remediation plan, if any. However, management does not believe any such obligations would have a significant adverse effect on the Company's results of operations or financial conditions.

    In July 1990, the Philadelphia district of the Army Corps of Engineers directed that peat harvesting operations be discontinued at Hyponex's Lafayette, New Jersey facility, and the Company complied. In May 1992, the Department of Justice in the U.S. District Court for the District of New Jersey, filed suit seeking a permanent injunction against such harvesting at that facility and civil penalties. The Philadelphia District of the Corps has taken the position that peat harvesting activities there require a permit under Section 404 of the Clean Water Act. If the Corps' position is upheld, it is possible that further harvesting of peat from this facility would be prohibited. The Company is defending this suit and is asserting a right to recover its economic losses resulting from the government's actions. Management does not believe that the outcome of this case will have a material adverse effect on the Company's operations or its financial condition. Furthermore, management believes the Company has sufficient raw material supplies available such that service to customers will not be adversely affected by continued closure of this peat harvesting operation.

    Sierra is a PRP in connection with the Lorentz Barrel and Drum Superfund Site in California, as a result of its predecessor having shipped barrels to Lorentz for reconditioning or sale between 1967 and 1972. Many other companies are participating in the remediation of this site, and issues relating to the allocation of the costs have been resolved with the Company being identified as a de minimis contributor. The Company settled this matter by means of a one-time payment totalling $1,000 to the United States EPA and the State of California. In addition, Sierra is a defendant in a private cost-recovery action relating to the Novak Sanitary Landfill, located near Allentown, Pennsylvania. By agreement with W. R. Grace-Conn., Sierra's liability is limited to a maximum of $200,000 with respect to this site. The Company's management does not believe that the outcome of these proceedings will in the aggregate have a material adverse effect on its financial condition or results of operations.

    Sierra is  subject to  potential  fines in  connection  with  certain  EPA labeling violations under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"). The fines for such violations are based upon formulas as stated in FIFRA. As determined by these formulas, Sierra's maximum exposure for the violations is approximately $810,000. The formulas allow for certain reductions of the fines based upon achievable levels of compliance. Based upon anticipated levels of compliance, management estimates Sierra's liability to be $200,000, which has been accrued in the financial statements.

    During 1993 and 1994, Miracle-Gro Products discussed with Pursell Industries, Inc. ("Pursell") the feasibility of forming a joint venture to produce and market a line of slow-release lawn food, and in October, 1993, signed a non-binding heads of agreement. After the merger transactions were announced, Pursell demanded that Miracle-Gro Products reimburse it for monies allegedly spent by Pursell in connection with the proposed project. Because Miracle-Gro Products does not believe that any such monies are due or that any such joint venture ever was formed, on February 10, 1995, it instituted an action in the Supreme Court of the State of New York, STERN'S MIRACLE-GRO PRODUCTS, INC. V. PURSELL INDUSTRIES, INC., Index No. 95-004131 (Nassau Co.) (the "New York Action"), seeking declarations that, among other things, Miracle-Gro Products owed no monies to Pursell relating to the proposed project and that no joint venture was formed. Pursell moved to dismiss the New York Action in favor of the Alabama action described below, which motion was granted August 7, 1995.

    On March 2, 1995, Pursell instituted an action in the United States District Court for the Northern District of Alabama, PURSELL INDUSTRIES, INC. V. STERN'S MIRACLE-GRO PRODUCTS, INC., CV-95-C-0524-S (the "Alabama Action"), alleging, among other things, that a joint venture was formed, that Miracle-Gro Products breached an alleged joint venture contract, committed fraud, and breached an alleged fiduciary duty owed Pursell by not informing Pursell of negotiations concerning the merger transactions. On December 18, 1995, Pursell filed an amended complaint in the Alabama Action in which Scotts was named as an additional party defendant. The amended complaint contains a number of allegations and seeks compensatory damages in excess of $10 million, punitive damages of $20 million, treble damages as allowed by law and injunctive relief with respect to the advertising and trade dress allegations. The Company does not believe that the amended complaint has any merit and intends to vigorously defend that action.

13.  CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. The Company sells its consumer products to a wide variety of retailers, including mass merchandisers, home centers, independent hardware stores, nurseries, garden outlets, warehouse clubs and local and regional chains. Professional products are sold to golf courses, schools and sports fields, nurseries, lawn care service companies and growers of specialty agriculture crops.

     In 1993 and 1994, two customers accounted for 18.0% and 9.3% and 15.1% and 9.5% of consolidated net sales, respectively. In 1995, three customers account for 14.4%, 13.1%, and 5.9% of consolidated net sales. No other customer accounted for more than 5% of consolidated net sales. As of September 30, 1995, three accounts comprised 16.1% and 10.7% and 2.4% of outstanding trade accounts receivable. The Company performs a credit review before extending credit to a customer. The Company establishes its allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other information.

14.  RELATED PARTIES

     Clayton, Dubilier & Rice, Inc., a private investment firm in which a director of the Company is an owner, was paid $125,000 in 1993 by the Company for financial advisory and management consulting services. These services ceased effective with the Class A Common Stock purchase described in Note 8.

     As part of the merger transactions with the Miracle-Gro Companies, the Company assumed debt of which $1,600,000 was payable to the Hagedorn Family Fund. This amount has since been repaid.

15.  QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for fiscal 1994 and 1995 (in thousands except share data):

Fiscal 1994               January 1    April 2    July 2     Sept. 30  Full Year


Net sales ..............   $ 68,326    $207,424   $200,915   $129,674   $606,339
Gross profit ...........     30,962      98,324     96,376     60,947    286,609
Income (loss) before
  extraordinary items ..     (1,557)     13,013      9,405      3,014     23,875
Net income (loss) ......     (1,557)     13,013      9,405      2,022     22,883
Net income (loss) per
  common share:

  Income (loss) before

    extraordinary item .       (.08)        .69        .50        .16       1.27
Net income (loss) per ..       (.08)        .69        .50        .11       1.22
    common share

Common shares used in
    net income per

common share computation     18,659      18,890     18,811     18,728     18,785



Net sales ..............   $ 98,019    $236,092   $229,028   $169,698   $732,837
Gross profit ...........     44,499     112,202    108,513     73,254    338,468
Net income (loss)(1) ...     (4,598)     13,793     13,026      2,862     25,083
Net income (loss) per
  common share(1) ......       (.25)        .73        .55        .02       1.11

Common shares used in
    net income per

    common share .......     18,667      18,820     23,580     19,137     22,617
   computation

(1) Net income (loss) for each of the first three quarters of fiscal 1995 have been restated to reflect a change in the timing of expense recognition related to a promotional allowance offered to retailers introduced for the first time in fiscal 1995. The impact is on timing of marketing promotional expense recognition in the first three quarters of the fiscal year and did not impact full year net income. The impact by quarters is as follows: increased the loss for the quarter ended December 31, 1994 by $1,460 or $.08 per share; decreased net income for the quarter ended April 1, 1995 by $1,021 or $.06 per share; and increased net income for the quarter ended July 1, 1995 by $2,481 or $.10 per share.

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

Coopers & Lybrand L. L. P.
Columbus, Ohio

November 15, 1995


                      THE SCOTTS COMPANY AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                     for the year ended September 30, 1993

                  COLUMN A                                       COLUMN B             COLUMN C           COLUMN D        COLUMN E

                                                                Balance at       Additions charged to    Deduction      Balance at
                                                            beginning of period   costs and expenses   from reserves   end of period

      CLASSIFICATION

      Valuation and qualifying accounts deducted from the assets to which they apply:

    Inventory reserve ..................................         $3,159,000         $  829,000         $  177,000         $3,811,000
                                                                 ==========         ==========         ==========         ==========

    Allowance for doubtful accounts ....................         $2,110,000         $1,409,000         $1,008,000         $2,511,000
                                                                 ==========         ==========         ==========         ==========

Other valuation and qualifying account:

    Product guarantee ..................................         $  200,000         $  620,000         $  690,000         $  130,000
                                                                 ==========         ==========         ==========         ==========


                      THE SCOTTS COMPANY AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                     for the year ended September 30, 1994

                  COLUMN A                                       COLUMN B             COLUMN C           COLUMN D        COLUMN E

                                                                Balance at       Additions charged to    Deduction      Balance at
                                                            beginning of period   costs and expenses   from reserves   end of period

      CLASSIFICATION

      Valuation and qualifying accounts deducted from the assets to which they apply:

    Inventory reserve ..................................         $3,811,000         $2,987,000         $  690,000         $6,108,000
                                                                 ==========         ==========         ==========         ==========

    Allowance for doubtful accounts ....................         $2,511,000         $1,974,000         $1,552,000         $2,933,000
                                                                 ==========         ==========         ==========         ==========

Other valuation and qualifying account:

    Product guarantee ..................................         $  130,000         $  778,000         $  789,000         $  119,000
                                                                 ==========         ==========         ==========         ==========



                      THE SCOTTS COMPANY AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                     for the year ended September 30, 1995

                  COLUMN A                                       COLUMN B             COLUMN C           COLUMN D        COLUMN E

                                                                Balance at       Additions charged to    Deduction      Balance at
                                                            beginning of period   costs and expenses   from reserves   end of period

      CLASSIFICATION

      Valuation and qualifying accounts deducted from the assets to which they apply:

    Inventory reserve ..................................         $6,108,000         $2,986,000         $2,383,000         $6,711,000
                                                                 ==========         ==========         ==========         ==========

    Allowance for doubtful accounts ....................         $2,933,000         $2,033,000         $1,560,000         $3,406,000
                                                                 ==========         ==========         ==========         ==========

Other valuation and qualifying account:

    Product guarantee ..................................         $  119,000         $  920,000         $  933,000         $  106,000
                                                                 ==========         ==========         ==========         ==========


                              THE SCOTTS COMPANY

                          Annual Report on Form 10-K
                                    for the

                     Fiscal Year Ended September 30, 1995

                               INDEX TO EXHIBITS

    Exhibit No.          Description               Location

2                     Amended and         Incorporated herein by
                      Restated            reference to the
                      Agreement and       Registration Statement on
                      Plan of Merger,     Form S-4 of the
                      dated as of May     Registrant filed with the
                      19, 1995, among     Securities and Exchange
                      Stern's             Commission (the "SEC") on
                      Miracle-Gro         February 4, 1995
                      Products, Inc.,     (Registration No.
                      Stern's             33-57595) (Exhibit 2)
                      Nurseries,   Inc.,  Miracle-Gro  Lawn  Products,   Inc.,
                      Miracle-Gro  Products  Limited,   Hagedorn  Partnership,
                      L.P., the general partners of Hagedorn Partnership, L.P., Horace Hagedorn, Community Funds, Inc., and John Kenlon, the Registrant, and ZYX Corporation

2(b)                  Amendment No. 1,    Incorporated herein by
                      dated as of         reference to the
                      May 19, 1995,       Registrant's Current
                      among the           Report on Form 8-K filed
                      Miracle-Gro         with the SEC on June 2,
                      Constituent         1995 (File
                      Companies, the      No. 0-19768)
                      Miracle-Gro         [Exhibit 2(b)]
                      Shareholders,
                      the Registrant,
                      ZYX Corporation,
                      Hagedorn
                      Partnership,
                      L.P. and
                      Community Funds,
                      Inc.

3(a)                  Amended Articles    Incorporated herein by
                      of Incorporation    reference to the
                      of the              Registrant's Annual
                      Registrant as       Report on Form 10-K for
                      filed with the      the fiscal year ended
                      Ohio Secretary      September 30, 1994 (File
                      of State on         No. 0-19768)
                      September 20,       [Exhibit 3(a)]
                      1994

3(b)                  Certificate of      Incorporated herein by
                      Amendment by        reference to the
                      Shareholders to     Registrant's Quarterly
                      the Articles of     Report on Form 10-Q for
                      Incorporation of    the fiscal quarter ended
                      the Registrant      April 1, 1995 (File
                      as filed with       No. 0-19768)
                      the Ohio            [Exhibit 4(b)]
                      Secretary of
                      State on May 4,
                      1995.

3(c)                  Regulations of      Incorporated herein by
                      the Registrant      reference to the
                      (reflecting         Registrant's Quarterly
                      amendments          Report on Form 10-Q for
                      adopted by the      the fiscal quarter ended
                      shareholders of     April 1, 1995 (File
                      the Registrant      No. 0-19768)
                      on April 6, 1995)   [Exhibit 4(c)]

4(a)                  Form of Series A    Included in Exhibit 2(b)
                      Warrant             above

4(b)                  Form of Series B    Included in Exhibit 2(b)
                      Warrant             above

4(c)                  Form of Series C    Included in Exhibit 2(b)
                      Warrant             above

4(d)                  Fourth Amended      Incorporated herein by
                      and Restated        reference to the
                      Credit              Registrant's Quarterly
                      Agreement, dated    Report on Form 10-Q for
                      as of March 17,     the fiscal quarter ended
                      1995, among the     April 1, 1995 (File
                      Registrant,         No. 0-19768)
                      Chemical Bank,      [Exhibit 4(d)]
                      the lenders
                      party thereto
                      and Chemical
                      Bank, as agent

4(e)                  Subordinated        Incorporated herein by
                      Indenture, dated    reference to Scotts
                      as of June 1,       Delaware's Registration
                      1994, among The     Statement on Form S-3
                      Scotts Company,     filed with the SEC on
                      a Delaware          June 1, 1994
                      Corporation         (Registration
                      ("Scotts            No. 33-53941)
                      Delaware"), The     [Exhibit 4(b)]
                      O. M. Scott &
                      Sons Company
                      ("OMS") and
                      Chemical Bank,
                      as trustee

4(f)                  First               Incorporated herein by
                      Supplemental        reference to Scotts
                      Indenture, dated    Delaware's Current Report
                      as of July 12,      on Form 8-K dated
                      1994, among         July 18, 1994 (File
                      Scotts Delaware,    No. 0-19768) [Exhibit 4.1]
                      OMS and Chemical
                      Bank, as trustee

4(g)                  Second              Incorporated herein by
                      Supplemental        reference to the
                      Indenture, dated    Registrant's Annual
                      as of               Report on Form 10-K for
                      September 20,       the fiscal year ended
                      1994, among the     September 30, 1994 (File
                      Registrant, OMS,    No. 0-19768)
                      Scotts Delaware     [Exhibit 4(i)]
                      and Chemical
                      Bank, as trustee

4(h)                  Third               Incorporated herein by
                      Supplemental        reference to the
                      Indenture, dated    Registrant's Annual
                      as of               Report on Form 10-K for
                      September 30,       the fiscal year ended
                      1994, between       September 30, 1994 (File
                      the Registrant      No. 0-19768)
                      and Chemical        [Exhibit 4(j)] ]
                      Bank, as trustee

10(a)                 The Scotts          Incorporated herein by
                      Company             reference to the

                                          Registrant's  Annual  Report on Form
                                          10-K  for  the  fiscal   year  ended
                                          September   30,   1994   (File   No.
                                          0-19768) [Exhibit 10(a)]

10(b)                 First Amendment     Pages 72 and 73
                      to The Scotts
                      Company
                      Associates'
                      Pension Plan
                      dated April 18,
                      1995

10(c)                 Second Amendment    Pages 74 through 78
                      to The Scotts
                      Company
                      Associates'
                      Pension Plan
                      dated
                      December 5, 1995
                      and effective as
                      of December 31,
                      1995

10(d)                 Second              Incorporated herein by
                      Restatement of      reference to the
                      The Scotts          Registrant's Annual
                      Company Profit      Report on Form 10-K for
                      Sharing and         the fiscal year ended
                      Savings Plan        September 30, 1994 (File
                                          No. 0-19768)
                                          [Exhibit 10(b)]

10(e)                 First Amendment      Pages 79 through 82
                      to the Second
                      Restatement of
                      The Scotts
                      Company Profit
                      Sharing and
                      Savings Plan
                      effective as of
                      July 1, 1995

10(f)                 Second Amendment     Pages 83 through 88
                      to the Second
                      Restatement of
                      The Scotts
                      Company Profit
                      Sharing and
                      Savings Plan
                      dated
                      December 5, 1995
                      and effective as
                      of December 31,

                      1995

10(g)                 Supplemental         Incorporated herein by
                      Indemnification      reference to Scotts
                      Agreement, dated     Delaware's Current
                      as of                Report on Form 8-K dated
                      November 10,         November 9, 1988 (File
                      1988, between        No. 33-18713)
                      RSL Holding          [Exhibit 2(d)]
                      Company, Inc.
                      and OMS
                      Acquisition
                      Corp. ("Hyponex')

10(h)                 Tax                  Incorporated herein by
                      Administration       reference to Scotts
                      Agreement, dated     Delaware's Annual Report
                      November 10,         on Form 10-K for the
                      1988, between        fiscal year ended
                      RSL Holding          September 30, 1988 (File
                      Company, Inc.        No. 33-18713)
                      and Hyponex          [Exhibit 10(rr)]

10(i)                 Employment           Incorporated herein by
                      Agreement, dated     reference to Scotts
                      as of                Delaware's Annual Report
                      October 21,          on Form 10-K for the
                      1991, between        fiscal year ended
                      the Registrant       September 30, 1993 (File
                      (as successor to     No. 0-19768)
                      OMS) and             [Exhibit 10(g)]
                      Theodore J. Host

10(j)                 Stock Option         Incorporated herein by
                      Plan and             reference to the
                      Agreement, dated     Registrant's Annual
                      as of January 9,     Report on Form 10-K for
                      1992, between        the fiscal year ended
                      the Registrant       September 30, 1994 (File
                      (as successor to     No. 0-19768)
                      Scotts Delaware)     [Exhibit 10(f)]
                      and
                      Theodore J. Host

10(k)                 The O. M. Scott      Incorporated herein by
                      & Sons Company       reference to Scotts
                      Excess Benefit       Delaware's Annual Report
                      Plan effective       on Form 10-K for the
                      October 1, 1993      fiscal year ended
                                           September 30, 1993 (File
                                           No. 0-19768)
                                           [Exhibit 10(h)]

10(l)                 The Scotts           Incorporated herein by
                      Company 1992         reference to Scotts
                      Long Term            Delaware's Registration
                      Incentive Plan       Statement on Form S-8
                                           filed with the SEC on
                                           March 26, 1993
                                           (Registration
                                           No. 33-60056)
                                           [Exhibit 4(f)]

10(m)                 The Scotts           Pages 89 through 95
                      Company 1995
                      Executive Annual
                      Incentive Plan

10(n)                   Letter of          Page 96 through 99
                        understanding,
                        dated
                        October 11,
                        1993,
                        regarding
                        terms of
                        employment of
                        John A. Neal
                        by the
                        Registrant

10(o)                   Letter of          Pages 100 through 103
                        understanding,
                        dated
                        October 11,
                        1993,
                        regarding
                        terms of
                        employment of
                        Lisle J. Smith
                        by the
                        Registrant

10(p)                   Employment         Pages 104 through 116
                        Agreement, dated
                        as of May 19,
                        1995, between the
                        Registrant and
                        James Hagedorn

11(a)                   Computation of     Page 117
                        Net Income Per
                        Common Share

21                      Subsidiaries       Pages 118 and 119
                        of the
                        Registrant

23                      Consent of         Page 120
                        Independent
                        Accountants

27                      Financial Data     Page 121
                        Schedule