Form 10-Q
period 1995-12-30
SCOTTS COMPANY
filed 1996-02-13
CIK 825542

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 30, 1995

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

                                          Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             18,883,994                   Outstanding at February 9, 1996
-------------------------------------    ---------------------------------
 Common Shares, voting, no par value


                              Page 1 of 18 pages
                           Exhibit Index at page 16

                      THE SCOTTS COMPANY AND SUBSIDIARIES

                                     INDEX


                                                                      PAGE NO.

Part  I.  Financial Information:

  Item 1.  Financial Statements
           Consolidated Statements of Income - Three month
           periods ended December 31, 1994 and December 30, 1995 ....... 3

           Consolidated Statements of Cash Flows - Three month
           periods ended December 31, 1994 and December 30, 1995 ....... 4

           Consolidated Balance Sheets -
           December 31, 1994, December 30, 1995 and September
           30, 1995 .................................................... 5

           Notes to Consolidated Financial Statements ................. 6-10

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations ............. 11-13


Part II.  Other Information

  Item 1.  Legal Proceedings .......................................... 14

  Item 6.  Exhibits and Reports on Form 8-K ........................... 14


Signatures ............................................................ 15


Exhibit Index ......................................................... 16

                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS


                      THE SCOTTS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (in thousands except per share amounts)




                                                          Three Months Ended
                                                     December 31     December 30
                                                         1994           1995

Net sales .....................................       $ 98,019        $ 117,928
Cost of sales .................................         53,520           64,714
                                                      --------        ---------

Gross profit ..................................         44,499           53,214
                                                      --------        ---------

Marketing .....................................         22,397           27,590
Distribution ..................................         14,540           16,465
General and administrative ....................          5,967            8,057
Research and development ......................          2,765            2,663
Other expenses, net ...........................            995            4,469
                                                      --------        ---------

Loss from operations ..........................         (2,165)          (6,030)

Interest expense ..............................          5,694            6,601
                                                      --------        ---------

Loss before income tax benefit ................         (7,859)         (12,631)

Income tax benefit ............................         (3,261)          (5,457)
                                                      --------        ---------

Net loss ......................................       $ (4,598)       $  (7,174)
                                                      ========        =========

Net loss per common share .....................       $   (.25)       $    (.51)
                                                      ========        =========

Common shares used in net loss
  per common share computation ................         18,667           18,689
                                                      ========        =========

See Notes to Consolidated Financial Statements

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)


                                                            Three Months Ended
                                                       December 31   December 30
                                                          1994          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...........................................    $ (4,598)    $ (7,174)
  Adjustments to reconcile net loss to net
cash used in operating activities:
      Depreciation and amortization ..................       5,801        7,280
      Equity in income of unconsolidated .............        --           (191)
          business
      Postretirement benefits ........................         166           45
      Net increase in certain components of
          working capital ............................     (45,543)     (81,432)
      Net increase in other assets and
          liabilities and other adjustments ..........         354          291
                                                          --------     --------

         Net cash used in operating activities .......     (43,820)     (81,181)
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in plant and equipment, net .............      (5,012)      (3,593)
  Investment in affiliate ............................        (250)        --
                                                          --------     --------

         Net cash used in investing activities .......      (5,262)      (3,593)
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on term and other debt ....................        (727)        (182)
  Revolving lines of credit and bank line of .........      44,646       88,474
     credit, net
  Dividends on preferred stock .......................        --         (2,436)

         Net cash provided by financing activities ...      43,919       85,856
                                                          --------     --------

Effect of exchange rate changes on cash ..............        (122)        (207)
                                                          --------     --------

Net increase (decrease) in cash ......................      (5,285)         875

Cash at beginning of period ..........................      10,695        7,028
                                                          --------     --------

Cash at end of period ................................    $  5,410     $  7,903
                                                          ========     --------

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net of amount capitalized ...........    $  2,082     $  3,343
  Income taxes paid ..................................    $    890     $  1,364


See Notes to Consolidated Financial Statements

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                (in thousands)

                                    ASSETS

                                          December 31  December 30  September 30
                                              1994        1995         1995

Current Assets:
  Cash and cash equivalents .............   $   5,410    $   7,903    $   7,028
  Accounts receivable, less allowances
   of $3,213, $3,381 and $3,406, ........     128,454      196,373      176,525
      respectively
  Inventories, net ......................     145,095      184,629      143,953
  Prepaid and other assets ..............      17,240       20,942       21,659
                                            ---------    ---------    ---------
   Total current assets .................     296,199      409,847      349,165
                                            ---------    ---------    ---------

Property, plant and equipment, net ......     141,556      147,787      148,754
Trademarks, net .........................        --         88,688       89,250
Other intangibles, net ..................      27,485       23,513       24,421
Goodwill ................................     103,926      178,794      179,988
Other assets ............................       4,957       15,883       15,772
                                            ---------    ---------    ---------

   Total Assets .........................   $ 574,123    $ 864,512    $ 807,350
                                            =========    =========    =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Revolving credit line .................   $  68,062    $  36,071    $      97
  Current portion of term debt ..........       5,540          417          421
  Accounts payable ......................      53,565       54,414       63,207
  Other current liabilities .............      24,000       32,063       36,987
  Accrued taxes .........................      11,065       11,058       18,728
                                            ---------    ---------    ---------
   Total current liabilities ............     162,232      134,023      119,440
                                            ---------    ---------    ---------

Term debt, less current portion .........     217,618      324,368      272,025
Postretirement benefits other than ......      27,180       27,204       27,159
   pensions
Other liabilities .......................       3,492        5,152        5,209
                                            ---------    ---------    ---------

   Total Liabilities ....................     410,522      490,747      423,833
                                            ---------    ---------    ---------

Commitments and Contingencies

Shareholders' Equity:
  Class A Convertible Preferred Stock, ..        --        177,255      177,255
     no par value
  Common Shares .........................         211          211          211
  Capital in excess of par value ........     193,418      207,557      207,551
  Retained earnings .....................       9,277       25,789       35,399
  Cumulative translation gain ...........       2,136        3,934        4,082
  Treasury stock, 2,415 shares in 1994
   and 2,388 shares in 1995 at cost .....     (41,441)     (40,981)     (40,981)
                                            ---------    ---------    ---------
   Total Shareholders' Equity ...........     163,601      373,765      383,517
                                            ---------    ---------    ---------

   Total Liabilities and Shareholders' ..   $ 574,123    $ 864,512    $ 807,350
      Equity                                =========    =========    =========

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

    The consolidated balance sheets as of December 31, 1994 and December 30, 1995, the related consolidated statements of income for the three month periods ended December 31, 1994 and December 30, 1995 and the related consolidated statements of cash flows for the three month periods ended December 31, 1994 and December 30, 1995 are unaudited; however, in the opinion of management, such financial statements contain all adjustments necessary for the fair presentation of the Company's financial position and results of operations. Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities Exchange Act of 1934, and should be read in conjunction with the financial statements and accompanying notes in Scotts' fiscal 1995 Annual Report on Form 10-K.

    The financial statements for the three month period ended December 31, 1994 have been revised to reflect a change in the timing of expense recognition related to a promotional allowance offered to retail customers introduced for the first time in fiscal 1995. The impact of this revision was on timing of marketing promotional expense recognition in the first three quarters of Scotts' 1995 fiscal year and did not impact the full fiscal year results of operations.

2.  INVENTORIES
    (in thousands)

    Inventories, net of provisions of $6,101, $6,189 and $6,711, consisted of:

                          December 31      December 30     September 30
                              1994             1995             1995
                            --------         --------         ------

    Finished Goods      $    85,314       $  112,981      $    71,431
    Raw Materials            59,781           71,648           72,522
                           --------         --------         --------

                         $  145,095       $  184,629       $  143,953
                            =======          =======          =======

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


3.  ACQUISITIONS

    Effective May 19, 1995, the Company completed the merger transactions with Stern's Miracle-Gro Products, Inc. and affiliated companies (the "Miracle-Gro Companies"). The ultimate surviving corporation is now known as Scotts' Miracle-Gro Products, Inc. (all further references will be made as "Miracle-Gro"). Miracle-Gro is engaged in the marketing and distribution of plant foods and lawn and garden products primarily in the United States, Canada and Europe.

    The following pro forma results of operations give effect to the Miracle-Gro Companies acquisition as if it had occurred on October 1, 1993.

         (in thousands, except per share amounts)

                                         Three Months Ended
                                             December 31,
                                                 1994

         Net sales                            $ 109,906
                                              =========

         Net loss                             $  (3,769)
                                              =========

         Net loss per common share            $   (0.33)
                                              =========

    For purposes of computing net loss per common share, Scotts' Class A Convertible Preferred Stock is considered a common stock equivalent. Pro forma primary net loss per common per share for the three months ended December 31, 1994 is calculated using the weighted average common shares outstanding for Scotts of 18,667,064. The computation of pro forma primary net loss per common share assumed reduction of earnings for preferred dividends and no conversion of the Class A Convertible Preferred Stock.

    The pro forma information provided does not purport to be indicative of actual results of operations if the merger transactions with the Miracle-Gro Companies had occurred as of October 1, 1993, and is not intended to be indicative of future results or trends.

4.  FOREIGN EXCHANGE INSTRUMENTS

    The Company enters into forward foreign exchange contracts and purchased currency options to hedge its exposure to fluctuations in foreign currency exchange rates. These contracts generally involve the exchange of one currency for a second currency at some future date. Counterparties to these contracts are major financial institutions. Gains and losses on these contracts generally offset gains and losses on the assets, liabilities and transactions being hedged.

    Realized and unrealized foreign exchange gains and losses are recognized and offset foreign exchange gains or losses on the underlying exposures. Unrealized gains and losses that are designated and effective as hedges on such transactions are deferred and recognized in income in the same period as the hedged transactions. The net unrealized gain deferred totaled $6,000 at December 30, 1995.

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


    At December 30, 1995, the Company's European operations had foreign exchange risk in various European currencies tied to the Dutch Guilder. These currencies are the Australian Dollar, Belgian Franc, German Mark, Spanish Peseta, Italian Lira, French Franc, British Pound and the U. S. Dollar. The Company's U. S. operations have foreign exchange rate risk in the Canadian Dollar, the Dutch Guilder and the British Pound which are tied to the U. S. Dollar. As of December 30, 1995, the Company had outstanding forward foreign exchange contracts with a contract value of approximately $35.4 million and outstanding purchased currency options with a contract value of approximately $14.8 million. These contracts have maturity dates ranging from January 3, 1996 to October 2, 1996.

5.  ACCOUNTING ISSUES

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

6.  OTHER EXPENSE

    Other expenses consisted of the following for the three months ended:

                                      December 31,  December 30,

                                         1994          1995
                                         ------        ----

            Foreign currency loss     $   362      $    180
            Facility closings               -           504
            Amortization                  853         2,172
            Personnel reduction                       1,600
            charge
            Royalty income               (140)         (142)
            Equity in income of
                unconsolidated              -          (191)
            businesses
            Other                         (80)          346
                                         ----        ------

            Total                     $   995       $ 4,469
                                          ===         =====


7.  NET LOSS PER COMMON SHARE

    Net loss per common share is based on the weighted average number of common shares and common share equivalents (stock options, convertible preferred stock and warrants) outstanding each period.

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


    The following table presents information necessary to calculate net loss per common share.

                                             THREE MONTHS ENDED
              (in thousands)              December 31, December 30,
                                             1994         1995

              Net loss ...................   $ (4,598)   $ (7,174)
              Preferred stock dividend ...       --        (2,436)
                                             --------    --------
              Net loss applicable to
                  common shares ..........   $ (4,598)   ($ 9,610)
                                             ========    ========
              Common shares outstanding:
              Weighted average outstanding     18,667      18,689
                                             ========    ========

              Net loss per common share ..   $   (.25)   $   (.51)
                                             ========    ========

    Fully diluted net loss per common share is considered to be the same as primary net loss per common share as it was not materially different from primary net loss per common share.

8.  CONTINGENCIES

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

    In September 1991, the Company was identified by the Ohio Environmental Protection Agency (the "Ohio EPA") as a Potentially Responsible Party ("PRP") with respect to a site in Union County, Ohio (the "Hershberger site") that has allegedly been contaminated by hazardous substances whose transportation, treatment or disposal the Company allegedly arranged. Pursuant to a consent order with the Ohio EPA, the Company, together with four other PRP's identified to date, investigated the extent of contamination in the Hershberger site. The results of the investigation were that the site presents a low degree of risk and that the chemical compounds which contribute to the risk are not compounds used by the Company. Accordingly, the Company has elected not to participate in any remediation which might be required at the site. As a result of the joint and several liability of PRP's, the Company may be subject to financial participation in the costs of the remediation plan, if any. However, management does not believe any such obligations would have a significant adverse effect on the Company's results of operations or financial condition.

    In July 1990, the Philadelphia district of the Army Corps of Engineers directed that peat harvesting operations be discontinued at Hyponex's Lafayette, New Jersey facility, and the Company complied. In May 1992, the Department of Justice in the U. S. District Court for the District of New Jersey, filed suit seeking a permanent injunction against such harvesting at that facility and civil penalties. The Philadelphia District of the Corps has taken the position that peat harvesting activities there require

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

    a permit under Section 404 of the Clean Water Act. If the Corps' position is upheld, it is possible that further harvesting of peat from this facility would be prohibited. The Company is defending this suit and is asserting a right to recover its economic losses resulting from the government's actions. Management does not believe that the outcome of this case will have a material adverse effect on the Company's operations or its financial condition. Furthermore, management believes the Company has sufficient raw material supplies available such that service to customers will not be adversely affected by continued closure of this peat harvesting operation.

    Sierra is a defendant in a private cost-recovery action relating to the Novak Sanitary Landfill, located near Allentown, Pennsylvania. By agreement with W. R. Grace-Conn., Sierra's liability is limited to a maximum of $200,000 with respect to this site. The Company's management does not believe that the outcome of this proceeding will have a material adverse effect on its financial condition or results of operations.

    On January 30, 1996, the United States Environmental Protection Agency (the "U. S. EPA") served a Complaint and Notice of Opportunity for Hearing upon Sierra's wholly-owned subsidiary, Scotts-Sierra Crop Protection
    Company ("Crop Protection"). The Complaint alleges labeling violations under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA") during 1992 and 1993. It proposes penalties totalling $785,000, the maximum allowable under FIFRA according to management's calculations. Based upon Crop Protection's good faith compliance actions and FIFRA's provisions for "gravity-based" penalty reductions, management believes Crop Protection's maximum liability to be $200,000, which has been accrued in the financial statements. The Company does not believe that the outcome of this proceeding will have a material adverse effect on its financial condition or results of operations.

    During 1993 and 1994, Stern's Miracle-Gro Products, Inc. ("Miracle-Gro Products") discussed with Pursell Industries, Inc. ("Pursell") the feasibility of forming a joint venture to produce and market a line of slow-release lawn food, and in October 1993, signed a non-binding "heads of agreement." After the merger transactions between the Company and the Miracle-Gro Companies were announced, Pursell demanded that Miracle-Gro Products reimburse it for monies allegedly spent by Pursell in connection with the proposed project. Because Miracle-Gro Products does not believe that any such monies are due or that any such joint venture ever was formed, on February 10, 1995, it instituted an action in the Supreme Court of the State of New York, STERN'S MIRACLE-GRO PRODUCTS, INC. V. PURSELL INDUSTRIES, INC. Index No. 95-004131 (Nassau Co.) (the "New York Action"), seeking declarations that, among other things, Miracle-Gro Products owed no monies to Pursell relating to the proposed project and that no joint venture was formed. Pursell moved to dismiss the New York Action in favor of the Alabama action described below, which motion was granted August 7, 1995.

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

Results of Operations

Three Months Ended December 30, 1995 versus Three Months Ended December 31, 1994 (restated)

Net sales increased to $117.9 million, up 20.3%. The increase is at-tributed to additional unit sales volume which increased sales 16.7% and increases in average selling prices of approximately 3.6%. Increased purchases from the marketing program incentivizing retailers to purchase their spring requirements early ($13.7 million) and the inclusion of Miracle-Gro ($13.1 million) were the primary factors of the sales volume gain. On a pro forma basis, including Miracle-Gro, net sales increased by $8.0 million or 7.3%.

Consumer Business Group net sales increased by 37.5% to $76.4 million. The increase is attributed to additional unit sales volume which increased sales 29.8% and increases in average selling prices of approximately 7.7%. Sales increased in all categories including fertilizers, spreaders and garden products. Increased purchases from the retailer incentive program discussed above ($13.7 million) and the inclusion of Miracle-Gro ($13.1 million) were the primary factors of the sales volume gain. Professional Business Group net sales decreased 6.4% to $26.1 million. The decrease was a result of the loss of exclusivity of an advanced control chemistry and a decrease in Horticulture due to competitive pressures. International sales increased by 5.6% to $15.4 million. The increase resulted primarily from increased sales volume in Canada and the Pacific Rim.

Cost of sales represented 54.9% of net sales, nearly flat compared to 54.6% of net sales last year.

Operating expenses increased approximately 27% due partially to the inclusion of Miracle-Gro. Marketing expenses increased 23.2% due to increased promotional allowances to retailers and increased advertising. Distribution costs increased 13.2% as a result of higher sales volume and increased warehousing costs partially offset by lower distribution costs for Miracle-Gro, and as a result of favorable sales mix. General and administrative expenses increased 35% due to the inclusion of Miracle-Gro. In addition, a $1.6 million charge for personnel reductions, goodwill and other amortization of $1.1 million related to the Miracle-Gro Companies merger transactions and a $.5 million charge for closed facilities consisting of three composting sites and the Scotts U.K. distribution operation resulted in a $3.5 million increase in "other expenses, net."

Interest expense increased 15.9%. The increase was caused primarily by an increase in borrowing levels (13.5%) principally to support higher sales levels recorded in the past six months.

The Company's effective tax rate increased from 41.5% to 43.2% in 1996. This increase results primarily from an increase in nondeductible amortization of intangible assets discussed above.

Net loss of $7.2 million increased by $2.6 million from 1995. Among the significant items impacting 1996 results were the inclusion of Miracle-Gro which increased sales and marketing expenses, increased revenues offset by higher benefit costs, the $1.6 million charge for personnel reduction, higher interest expense and higher tax rates as discussed more fully above.

Financial Position as of December 30, 1995

Current assets of $409.8 million increased by $60.7 million compared with current assets at September 30, 1995 and by $113.6 compared with current assets at December 31, 1994. The increase compared with September 30, 1995 is primarily attributable to the seasonal nature of the Company's business, with inventory and accounts receivable levels generally being higher in December relative to September. In addition, international inventories increased. The increase compared with December 31, 1994 was due in part to the inclusion of Miracle-Gro's current assets which amounted to $38.7 million. The increase was also caused by higher receivables associated with sales increases in the past six months and to higher inventory levels.

Current liabilities of $134.0 million increased by $14.6 million compared with current liabilities at September 30, 1995 and decreased by $28.2 million compared with current liabilities at December 31, 1994. The increase compared with September 30, 1995 is caused, in part, by increased short-term borrowings, offset by lower trade payables and accrued expenses. The decrease compared with December 31, 1994 is caused by a decrease in short-term debt due to the terms of the Fourth Amended and Restated Credit Agreement (the "Credit Agreement") dated March 17, 1995, which requires the Company to reduce revolving credit borrowing to no more than $225 million for 30 consecutive days each year as compared to $30 million prior to the amendment.

Capital expenditures for the year ended September 30, 1996 are expected to be approximately $28.0 million. The Credit Agreement restricts the amount the Company may spend on capital expenditures to $50 million per year for fiscal 1996 and each year thereafter. These expected capital expenditures will be financed with cash provided by operations and utilization of available credit facilities.

Long-term debt increased by $52.3 million compared with long-term debt at September 30, 1995 and by $106.8 compared with long-term debt at December 31, 1994. The increase as compared to September 30, 1995 was to support increased working capital and capital expenditures. The increase compared to December 31, 1994 was attributable to the change in terms of borrowings under the Credit Agreement discussed above ($31.6 million) and the remaining increase in borrowings was to support increased working capital and capital expenditures.

Shareholders' equity decreased $9.8 million compared with shareholders' equity at September 30, 1995 and increased by $210.2 million compared with shareholders' equity at December 31, 1994. The decrease compared with September 30, 1995 reflects the net loss for the three months ended December 30, 1995 of $7.2 million, the Convertible Preferred Stock dividends of $2.4 million and the change in the cumulative foreign currency adjustment of $.2 million. The increase compared with December 31, 1994 resulted primarily due to the issuance of Convertible Preferred Stock with a fair market value of $177.3 million and Warrants with a fair market value of $14.4 million in the merger transactions with the Miracle-Gro Companies. The remaining change in shareholders' equity was a result of net income for the twelve months ended December 30, 1995 of $22.5 million and the change in the cumulative foreign currency adjustment of $1.8 million, partially offset by Convertible Preferred Stock dividends of $6.0 million.

The Company has foreign exchange rate risk related to international earnings and cash flows. During fiscal 1995, a management program was designed to minimize the exposure to adverse currency impacts on the cash value of the Company's non-local currency receivables and payables, as well as the associated earnings impact. The Company has entered into forward foreign exchange contracts and purchased currency options tied to the economic value of receivables and payables and expected cash flows denominated in non-local foreign currencies. Management anticipated that these financial statements will act as an effective hedge against the potential adverse impact of exchange rate fluctuations on the Company's results of operations, financial condition and liquidity. It is recognized, however, that the program will minimize but not completely eliminate the Company's exposure to adverse currency movements.

As of December 30, 1995, the Company's European operations had foreign exchange risk in various European currencies tied to the Dutch Guilder. These currencies include the Austrian Dollar, Belgian Franc, German Mark, Spanish Peseta, Italian Lira, French Franc, British Pound and the U. S. Dollar. The Company's U. S. operations had foreign exchange rate risk in the Canadian Dollar, Dutch Guilder and the British Pound which are tied to the U. S. Dollar. As of December 30, 1995, outstanding foreign exchange forward contracts had a contract value of approximately $35.4 million and outstanding purchased currency options had a contract value of approximately $14.8 million. These contracts have maturity dates ranging from January 3, 1996 to October 2, 1996.

The primary sources of liquidity for the Company are funds generated by operations and borrowings under the Company's Credit Agreement. As amended, the Credit Agreement is unsecured and provides up to $375 million through March 31, 2000 and does not contain a term loan facility.

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

Selective price increases for products which contain urea became effective at the beginning of 1996. The price increases offset higher urea prices experienced by the Company.

Accounting Issues

In December 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation", which changes the measurement, recognition and disclosure standards for stock-based compensation. Management is currently evaluating the provisions of SFAS No. 123 and at this time, the effect of adopting SFAS No. 123 on the results of operations and the method of disclosure has not been determined.

Contingencies

The Company is involved in various lawsuits and claims that arise in the normal course of business. In the opinion of management, these claims individually and in the aggregate are not expected to result in a material adverse effect on the Company's financial position or results of operations; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters. Additional information with respect to the more significant of these matters is described in footnote number 8 to the Company's Consolidated Financial Statements.

                          Part II - OTHER INFORMATION



Item 1.  Legal Proceedings

             See footnote number 8 to the Company's
Consolidated Financial Statements


Items 2-5.

             Not applicable


Item 6.  Exhibits and Reports on Form 8-K.

(a) See Exhibit index at page 16 for a list of the exhibits included herewith.

(b) No reports on Form 8-K were filed during the fiscal quarter ended December 30, 1995.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            THE SCOTTS COMPANY



Date         FEBRUARY 12, 1996             /S/  PAUL D. YEAGER
-------------------------------                 Paul D. Yeager
                                                Executive Vice President
                                                Chief Financial Officer
                                                Principal Accounting Officer

                              THE SCOTTS COMPANY

                       QUARTERLY REPORT ON FORM 10-Q FOR
                    FISCAL QUARTER ENDED DECEMBER 30, 1995



                                 EXHIBIT INDEX




EXHIBIT                                                   PAGE
 NUMBER              DESCRIPTION                         NUMBER

   11    Computation of Net Income (Loss)
         Per Common Share ................................ 17


   27    Financial Data Schedule ......................... 18