Form 10-K/A
period 1995-09-30
SCOTTS COMPANY
filed 1996-03-01
CIK 825542

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-K/A
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 For the fiscal year ended September 30, 1995

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from ______________ to ___________________

                        Commission file number 1-11593
--------------------------------------------------------------------------------

                              The Scotts Company
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Ohio                                        31-1199481
--------------------------------------------------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

14111 Scottslawn Road, Marysville, Ohio                 43041
--------------------------------------------------------------------------------
  (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: 513-644-0011

         Securities registered pursuant to Section 12(b) of the Act:

      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
9 7/8% Senior Subordinated Notes due            New York Stock Exchange
  August 1, 2004

Common Shares, Without Par Value                New York Stock Exchange
  (18,931,509 Common Shares outstanding
  at February 23, 1996)

Securities registered pursuant to Section 12(g) of the Act:  NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 23, 1996 was $351,291,997.

This report contains 62 pages of which this is Page 1. The Index to Exhibits begins at page 56.

                                    PART II

ITEM 6.  SELECTED FINANCIAL DATA


FIVE-YEAR SUMMARY

THE SCOTTS COMPANY AND SUBSIDIARIES

                                     For the fiscal year ended September 30
(in thousands except share data)                   1991           1992           1993(1)        1994(2)         1995(3)
-----------------------------------------------------------------------------------------------------------------------
Consolidated Statement of Income
Data(4)

Net sales ...............................   $    388,120    $    413,558    $    446,043    $    606,339    $   732,837
Cost of sales ...........................        207,956         213,133         244,218         319,730        394,369
                                            ------------    ------------    ------------    ------------    -----------
Gross profit ............................        180,164         200,425         221,825         286,609        338,468
                                            ------------    ------------    ------------    ------------    -----------
Operating expenses:
   Marketing ............................         57,489          66,245          74,579         100,106        130,179
   Distribution .........................         57,056          61,051          67,377          84,407        104,513
   General and administrative ...........         22,985          24,759          27,688          30,189         28,672
   Research and development .............          5,247           6,205           7,700          10,352         10,970
   Other expenses, net ..................          2,000              20             660           2,283          1,560
                                            ------------    ------------    ------------    ------------    -----------
   Total operating expenses .............        144,777         158,280         178,004         227,337        275,894
                                            ------------    ------------    ------------    ------------    -----------

Income from operations ..................         35,387          42,145          43,821          59,272         62,574
Interest expense ........................         30,932          15,942           8,454          17,450         26,320
                                            ------------    ------------    ------------    ------------    -----------

Income before income taxes,
  extraordinary items and
  cumulative effect of
  accounting changes ....................          4,455          26,203          35,367          41,822         36,254

Income taxes ............................          2,720          11,124          14,320          17,947         13,898
                                            ------------    ------------    ------------    ------------    -----------
Income before extraordinary items and
  cumulative effect of accounting
  changes ...............................          1,735          15,079          21,047          23,875         22,356
Extraordinary items:
Loss on early extinguishment of debt,
  net of tax ............................           --            (4,186)           --              (992)          --
Utilization of net operating loss
  carryforwards .........................          2,581           4,699            --                --           --
Cumulative effect of changes in
  accounting for postretirement
  benefits, net of tax and income taxes .           --              --           (13,157)           --             --
                                                                            ------------    ------------    -----------

Net income ..............................   $      4,316    $     15,592    $      7,890    $     22,883    $    22,356
                                            ============    ============    ============    ============    ===========
Net income per common share: (5)
Income before extraordinary items and
  cumulative effect of accounting
  changes ...............................   $       0.15    $       0.84    $       1.07    $       1.27    $      0.99
Extraordinary items:
Loss on early extinguishment of debt,
  net of tax ............................           --             (0.23)           --             (0.05)          --
Utilization of net operating loss .......           --
  carryforwards .........................           0.21            0.26            --              --             --
Cumulative effect of changes in
  accounting for postretirement benefits,
  net of tax and income taxes ...........           --              --             (0.67)           --             --
                                            ------------    ------------    ------------    ------------    -----------
   Net income per common share ..........   $       0.36    $       0.87    $       0.40    $       1.22    $      0.99
                                            ============    ============    ============    ============    ===========
Common shares used in net income per
  common share computation ..............     11,832,651      18,014,151      19,687,013      18,784,729     22,616,685

Consolidated Balance Sheet Data (4)
Working capital .........................   $     21,260    $     54,795    $     88,526    $    140,566    $   226,998
Capital investment ......................          8,818          19,896          15,158          33,402         23,606
Property, plant and equipment, net ......         79,903          89,070          98,791         140,105        148,754
Total assets ............................        260,729         268,021         321,590         528,584        809,045
Term debt, including current portion ....        182,954          31,897          92,524         223,885        272,446
Total shareholders' equity (deficit) ....         (9,961)        175,929         143,013         168,160        380,790


(1)  Includes Republic Tool and Manufacturing Corp. ("Republic") from November
     1992
(2) Includes Scotts-Sierra Horticulture Products Company ("Sierra") from December 16, 1993
(3) Includes Scotts Miracle-Gro Products, Inc. and its subsidiaries ("Miracle-Gro Companies") from May 19, 1995
(4) Certain amounts have been reclassified to conform to 1995 presentation; these changes did not impact net income.
(5) Net income (loss) per common share for fiscal 1991 has been restated to eliminate the effect of accretion to redemption value of redeemable common stock to be comparable with fiscal 1992. All per share amounts for fiscal 1991 have been adjusted for the January 1992 reverse stock split, in which every 2.2 shares of old Class A Common Stock were exchanged for one share of new Class A Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with the Consolidated Financial Statements of The Scotts Company, ("Scotts"), and its subsidiaries (collectively, the "Company") included elsewhere in this Report.

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

      Operating expenses increased approximately 21.4% which was proportional to the sales increase. Marketing expense increased 30.0% due primarily to increased promotional allowances to retailers (16.2%) and to a lesser extent increased sales, a higher proportion of International sales which carry a higher ratio of marketing cost to sales, and higher sales force incentives. Distribution expense increased 23.8% as a result of higher sales volume, higher warehousing and storage costs as a result of increased inventory levels, higher freight rates and a higher proportion of the sales growth in lower value per pound products. These increases were partially offset by a 5% decline in general and administrative expense as a result of synergies achieved from the integration of Sierra, cost controls and reduced management incentives. In addition, the completion of the divestiture of the Peters U.S. consumer water soluble fertilizer business resulted in a decrease of "other expenses, net", of approximately $4.2 million. This gain was partially offset by incremental intangible and goodwill amortization from acquisitions and the Company's portion of the loss from Miracle Garden Care, Ltd. ("Miracle Garden Care").

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

      The Company's effective tax rate decreased from 42.9% to 38.3% in 1995. This decrease results primarily from the tax treatment of the disposition of the Peters(R) line of U. S. consumer water-soluble fertilizer products ("CWSF") (3%) and resolution of prior year tax contingencies (3.9%) offset by an increase in nondeductible amortization of intangible assets (1.3%).

      Net income of $22.4 million decreased by $.5 million from 1994. Among the significant items impacting 1995 results were increased revenues and costs from new and existing marketing programs, the gain from the divestiture of the Peters line of CWSF products, the lower effective tax rate, and the higher cost of urea, each as discussed more fully above and an extraordinary charge of $1.0 million in 1994 for the early extinguishment of debt.

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

Liquidity and Capital Resources

      Current assets of $350.9 million increased by $100.6 million compared with September 30, 1994. The increase was partly attributable to the inclusion of Miracle-Gro current assets in fiscal 1995 which amounted to $22.9 million. The increase was also caused by higher receivables associated with year-to-year sales increases in the latter four months of fiscal 1995 and to higher inventory levels.

      Current liabilities of $123.9 million increased by $14.2 million compared with September 30, 1994. The increase was attributable to the inclusion of Miracle-Gro's current liabilities which amounted to $13 million and higher levels of trade payables and accrued liabilities primarily related to marketing accruals, reflecting business growth. These items were offset by a decrease in short-term debt due to the terms of the Fourth Amended and Restated Credit Agreement (the "Credit Agreement") dated March 17, 1995, which requires the Company to reduce revolving credit borrowing to no more than $225 million for 30 consecutive days each year as compared to $30 million prior to the amendment.

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

      Shareholders' equity increased by $212.6 million compared with September 30, 1994. This increase was primarily due to the issuance of Convertible Preferred Stock with a fair market value of $177.3 million and Warrants with a fair market value of $14.4 million in the merger with Miracle-Gro, as discussed in footnote number 2 to the Company's Consolidated Financial Statements. The remaining change in shareholders' equity was a result of net income of $22.4 million, and the change in the cumulative foreign currency adjustment of $2.0 million, partially offset by Convertible Preferred Stock dividends of $3.6 million.

      The primary sources of liquidity for the Company are funds generated by operations and borrowings under the Company's Credit Agreement. The Credit
Agreement was amended and restated in March 1995. As amended, the Credit Agreement is unsecured and provides up to $375 million through March 31, 2000, and does not contain a term loan facility. Additional information on the Credit Agreement is described in footnote number 8 to the Company's Consolidated Financial Statements.

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

      The merger with Miracle-Gro and its affiliated companies is described in footnote number 3 to the Company's Consolidated Financial Statements. Any additional working capital needs resulting from this transaction are expected to be financed through funds generated from operations or available under the Credit Agreement.

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

Challenges for 1996

      Looking forward to 1996, management expects that increasing prices for urea will continue to put downward pressure on gross margins. In addition, certain non-recurring items which lowered the effective tax rate in 1995 will not impact 1996 which is expected to result in an increase in the effective income tax rate to approximately 43%. Planned investments in manufacturing plant are expected to increase capacity in the summer months. As reported in the Company's Form 10-Q for the quarter ended December 30, 1995, a $1.6 million charge was recorded in the first quarter of 1996 related to personnel reductions.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Executive Officers of Registrant

     The executive officers of Scotts, their positions and, as of March 1, 1996, their ages and years with Scotts (and its predecessors) are set forth below.

                                                            Years with
                                                            the Company
                                                             (and its
          Name             Age        Position(s) Held      Predecessors)

  Tadd C. Seitz            54     Chairman of the Board,          23
                                  Interim President,
                                  Chief Executive
                                     Officer and Director
  Paul D. Yeager           57     Executive Vice President        21
                                  and Chief Financial
                                     Officer
  James Hagedorn           40     Director and Senior Vice        8
                                     President, Consumer
                                     Garden Group
  Ronald E. Justice        51     Senior Vice President,       7 months
                                      Operations
  Michael P. Kelty         45     Senior Vice President,          16
                                      Professional Business
                                      Group
  J. Blaine McKinney       52     Senior Vice President,          3
                                      Consumer Sales
  James L. Rogula          62     Senior Vice President,          1
                                      Consumer Business
                                      Group
  Bernard R. Ford          52     Vice President,                 17
                                  Asia-Pacific and
                                      Latin America
  John A. Neal             55     Vice President,                 4
                                      Research and
                                      Development
  Lisle J. Smith           39     Vice President,                 8
                                      Administration and
                                      Planning
  L. Robert Stohler        54     Vice President,              3 months
                                  International

     Executive officers serve at the discretion of the Board of Directors (and in the case of Mr. James Hagedorn, pursuant to an employment agreement).

     The business experience of each of the persons listed above during the past five years is as follows:

     Following the resignation on February 22, 1996 of Theodore J. Host as Director, President and Chief Executive Officer of the Company, the Board of Directors appointed Mr. Seitz, President and Chief Executive Officer on an interim basis while a search is conducted for a replacement. Mr. Seitz has been Chairman of the Board of Scotts since 1991. Mr. Seitz was the Chief Executive Officer of Scotts from 1987 to April 1995. He was also President of Scotts' main operating subsidiary from 1983 until 1991.

     Mr. Yeager has been an Executive Vice President of Scotts since 1991 and a Vice President and the Chief Financial Officer of Scotts and its predecessors since 1980. He was first Assistant Comptroller and then Comptroller of Scotts' predecessor from 1974 to 1980.

      Mr. Hagedorn was named Senior Vice President, Consumer Garden Group, of Scotts in May 1995. He was Executive Vice President from 1989 until consummation of the Merger in May 1995, of Stern's Miracle-Gro Products, Inc. ("Miracle-Gro Products"). He has been Executive Vice President of Scotts' Miracle-Gro Products, Inc. ("Scotts Miracle-Gro") since May 1995. Mr. Hagedorn is also a member of the Board of Directors of Miracle Holdings Limited ("Miracle Holdings") and Miracle Garden Care, both U.K. companies. He was previously an officer and an F-16 pilot in the United States Air Force. He is a board member of several not-for-profit corporations, including: The Farms for City Kids Foundation, Clark Botanic Garden, Children's House and North Shore University Hospital. James Hagedorn is the son of Horace Hagedorn, a director of Scotts.

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

Directors of Registrant

      Pursuant to the Code of Regulations of Scotts, the Board of Directors has set the authorized number of directors at twelve (12). Three directors hold office for terms expiring in 1996 (due to the resignation of Mr. Host), four directors hold office for terms expiring in 1997, and four directors hold office for terms expiring in 1998. The election of each class of directors is a separate election. Pursuant to the terms of the Merger Agreement, the former shareholders of Miracle-Gro Products, through their representative (the "Miracle-Gro Representative"), designated Messrs. James Hagedorn, John Kenlon and Horace Hagedorn as Board members. Until the earlier of the fifth anniversary of the effective date of the Merger (May 19, 2000) (the "Standstill Period") and such time as the former Miracle-Gro Products shareholders no longer beneficially own at least 19% of the voting stock of Scotts, the Miracle-Gro Representative will continue to be entitled to designate one person to be nominated for election as a director in the class whose term expires in any year.

      As a result of the resignation of Mr. Host, a vacancy exists in the class of Directors whose term expires in 1996. The Board of Directors does not contemplate selection of a nominee to fill such vacancy until such time as a replacement for Mr. Host is named.

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

INFORMATION CONCERNING DIRECTORS AS OF FEBRUARY 23, 1996:


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

Karen Gordon Mills, age 42          Director of Scotts since 1994

     Ms. Mills is President of MMP Group, Inc., a management company that monitors equity investments and provides consulting and investment banking services. From 1983 to 1993, she served as Managing Director at E.S. Jacobs and Company and as Chief Operating Officer of its Industrial Group. Ms. Mills is currently on the boards of Triangle Pacific Corp., Armor All Products, Inc., Arrow Electronics, Inc. and Telex Communications, Inc.

Tadd C. Seitz, age 54
                                               Chairman of the Board of Scotts
                                       since 1991, Interim President and Chief
                               Executive Officer of Scotts since February 1996
                                             and Director of Scotts since 1987

     In February 1996, Mr. Seitz resumed his former posts of President and Chief Executive Officer on an interim basis. Mr. Seitz was the Chief Executive Officer of Scotts from 1987 to April 1995. He was also President of Scotts' main operating subsidiary from 1983 until 1991. Mr. Seitz has been employed by Scotts and its predecessors for twenty-three years. Mr. Seitz also serves as a director of Holophane Corporation.

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

Horace Hagedorn, age 80
                       Vice Chairman of the Board of Scotts since May 1995 and
                                                 Director of Scotts since 1995

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

      Donald A. Sherman, age 45           Director of Scotts since 1988

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

                          SUMMARY COMPENSATION TABLE
                                                        Long Term
                                                       Compensation
                              Annual Compensation        Awards
                                                       Securities
                                                       Underlying
      Name and            Fiscal   Salary    Bonus      Options/        All Other
Principal Position         Year     ($)       ($)      SARS(#) (1)   Compensation($)
------------------         ----     ---       ---      -----------   ---------------

Tadd C. Seitz:
  Chairman of the Board,   1995   $379,500   $ 40,000   173,367      $  3,383(2)
  Interim President and    1994   $362,500   $228,965    85,527(3)   $  3,270(2)
  Chief Executive ......   1993   $341,725   $189,780    85,019      $  3,270(2)
  Officer (4)

Theodore J. Host:
  President, Chief .....   1995   $355,750   $      0   110,857      $115,234(5)
  Executive Officer ....   1994   $307,833   $196,650    54,277(3)   $  3,270(2)
  and Chief Operating ..   1993   $283,750   $162,963    53,108      $  3,270(2)
  Officer (6)

Paul D. Yeager:
  Executive Vice .......   1995   $212,025   $      0    35,253      $  3,383(2)
  President and Chief ..   1994   $202,250   $125,000    17,252(3)   $  3,270(2)
  Financial Officer ....   1993   $192,750   $115,103    18,739      $  3,270(2)

J. Blaine McKinney:
  Senior Vice President,   1995   $199,533   $      0    35,819      $  3,383(2)
  Consumer Business ....   1994   $191,667   $105,000    20,818(3)   $  1,907(2)
  Group ................   1993   $177,333   $ 87,365    35,409      $      0

Michael P. Kelty:
  Senior Vice President,   1995   $175,917   $      0    22,859      $  3,383(2)
  Professional Business    1994   $156,917   $ 59,719     7,858(3)   $  3,270(2)
  Group ................   1993   $138,000   $ 58,158     7,830      $  3,270(2)


(1) These numbers represent options for common shares granted pursuant to Scotts' 1992 Long Term Incentive Plan. See the table under "OPTION GRANTS IN LAST FISCAL YEAR" for more detailed information on such options.

(2) Includes contributions made by the Company to The Scotts Company Profit Sharing and Savings Plan.

(3) Reflects number of options actually granted with respect to the 1994 fiscal year. The Company has determined that the number of options previously reported as granted with respect to the 1994 fiscal year was incorrect.

(4) Mr. Seitz resigned as Chief Executive Officer of Scotts effective as of April 6, 1995. On February 23, 1996 Mr. Seitz resumed his former posts as President and Chief Executive Officer on an interim basis. He also serves as Chairman of the Board.

(5) Includes contribution in the amount of $3,383 made by the Company to The Scotts Company Profit Sharing and Savings Plan. In January 1992, Mr. Host entered into an Employment Agreement with the Company pursuant to which he agreed to purchase 45,454 of the Company's Common Shares at $9.90 per share. The Internal Revenue Service required Mr. Host to report additional compensation as income for tax purposes, as a result of such purchase. The Compensation and Organization Committee of the Company's Board agreed to reimburse Mr. Host the sum of $111,851 to cover his increased tax liability.

(6) Mr. Host resigned as President and Chief Executive Officer effective as of February 22, 1996. Mr. Host became Chief Executive Officer of Scotts effective as of April 6, 1995. He had been Chief Operating Officer from October 1991 until April 6, 1995.

GRANTS OF OPTIONS

      The following table sets forth information concerning individual grants of options made during the 1995 fiscal year to each of the executive officers named in the Summary Compensation Table. Scotts has never granted stock appreciation rights.

                             OPTION GRANTS IN LAST FISCAL YEAR
                                       % of                               Potential
                         Number of     Total                             Realizable
                        Securities    Options                         Value at Assumed
                        Underlying  Granted to  Exercise               Annual Rates of
                          Options    Employees   Price   Expiration      Stock Price
 NAME                    Granted(#)     in     ($/Share)    Date       Appreciation
                                    Fiscal Year                           For Option
                                                                           Term(1)
                                                                     5%($)        10%($)
-----------------------------------------------------------------------------------------
Tadd C. Seitz......    87,840(2)(3)  13.10%      $15.50   9/30/04  $856,396    $2,170,263
                       41,607(3)(4)   6.20%      $16.25  11/03/02  $322,506    $  773,474
                       43,920(3)(5)  13.90%      $17.25   9/30/03  $412,696    $1,017,135

Theodore J. Host...    56,580(2)(3)  12.90%      $15.50   9/30/04  $551,627    $1,397,922
                       25,987(3)(4)   3.90%      $16.25  11/03/02  $201,432    $  483,098
                       28,290(3)(5)   4.20%      $17.25   9/30/03  $268,889    $  662,707

Paul D. Yeager.....    18,000(2)(3)   2.70%      $15.50   9/30/04  $175,491    $  444,726
                       9,163(3)(4)    1.40%      $16.25  11/03/02  $ 71,025    $  170,340
                       8,090(3)(5)    1.20%      $17.25   9/30/03  $76,893     $  189,512

J. Blaine McKinney.    15,000(2)(3)   2.20%      $15.50   9/30/04  $146,243    $  370,605
                       9,979(3)(4)    1.50%      $16.25  11/03/02  $77,350     $  185,510
                       10,840(3)(5)   1.60%      $17.25   9/30/03  $103,031    $  253,932

Michael P. Kelty...    15,000(2)(3)   2.20%      $15.50   9/30/04  $146,243    $  370,605
                       3,829(3)(4)    0.60%      $16.25  11/03/02  $29,680     $   71,181
                       4,030(3)(5)    1.30%      $17.25   9/30/03   $38,304    $   94,405


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


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                Number
                                            of Securities             Number of Securities Underlying        Value of Unexercised
                                              Underlying                  Unexercised Options at                 In-the-Money
                                               Options     Value                  FY-End (#)                Options At FY-End($)(1)
Name                                          Exercised  Realized($)  Exercisable    Unexercisable     Exercisable     Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
Tadd C. Seitz ...........................         0         --         127,389         216,524         $  733,770         $1,264,758

Theodore J. Host ........................         0         --         216,222         138,384         $2,126,785         $  808,291

Paul D. Yeager ..........................         0         --          27,538          43,706         $  159,089         $  256,788

J. Blaine McKinney ......................         0         --          40,666          51,380         $  235,299         $  295,040

Michael P. Kelty ........................         0         --          11,722          26,825         $   67,523         $  162,129

(1)  "Value of Unexercised  In-the-Money  Options at FY-End" is based upon the fair  market  value of  Scotts'  common  shares  on  September  30,  1995
     ($22.125) less the exercise price of  in-the-money  options at the end of the 1995 Fiscal Year.

                                    Page 14

PENSION PLANS

      Scotts maintains a tax-qualified non-contributory defined benefit pension plan (the "Pension Plan"). All employees of Scotts and its subsidiaries (except for Hyponex, Sierra, Republic, and their respective subsidiaries) are eligible to participate upon meeting certain age and service requirements. The following table shows the estimated annual benefits (assuming payment made in the form of a single life annuity) payable upon retirement at normal retirement age (65 years of age) to an employee in specified compensation and years of service classifications.(footnote 1)

                              PENSION PLANS TABLE
Annualized
 Average                               YEARS OF SERVICE
Final Pay    -------------------------------------------------------------------
                  10           15           20           25          30
--------------------------------------------------------------------------------

$  100,000    $13,201.50   $19,802.25   $26,403.00  $33,003.75   $39,604.50
   250,000     35,701.50    53,552.25    71,403.00   89,253.75   107,104.50
   500,000     73,201.50   109,802.25   146,403.00  183,003.75   219,604.50
   750,000    110,701.50   166,052.25   221,403.00  276,753.75   332,104.50
 1,000,000    148,201.50   222,302.25   296,403.00  370,503.75   444,604.50
 1,250,000    185,701.50   278,552.25   371,403.00  464,253.75   557,104.50

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

------------------
Footnote (1):
     The Internal Revenue Code of 1986, as amended (the "Code"), places certain limitations on the annual pension benefits which can be paid from the Pension Plan. Such limitations are not reflected in the table. This table reflects the total aggregate benefits payable annually upon retirement under both the Pension Plan and The O. M. Scott & Sons Company Excess Benefit Plan (which has been assumed by and is maintained by Scotts) (the "Excess Benefit Plan"), which is discussed below. The Pension Plan and the Excess Benefit Plan require an offset of 1.25% of the Social Security primary insurance amount ("PIA") for each year of service and such amount has been deducted from the figures in the table. The PIA used in developing the figures in the table is $13,764.00. Thus, the offset is $5,161.50 for a person with 30 years of service. The maximum possible offset is $6,882.00 for a person with 40 years of service.

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

      In connection with the entering into of his Employment Agreement, pursuant to a Stock Option Plan and Agreement dated as of January 9, 1992, Mr. Host was granted options, which vested one-third on the date of grant and one-third on each of the first and second anniversaries of his date of employment, to purchase 136,364 common shares at a purchase price of $9.90 per share. These options expire on January 8, 2002.

      Mr. Host resigned his positions with the Company on February 22, 1996. The Company intends to negotiate a severance package with Mr. Host based on the terms of the Host Agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT.

      The following table furnishes certain information as of February 23, 1996 (except as otherwise noted), as to the common shares beneficially owned by each of the directors of Scotts, by each of the executive officers of Scotts named in the Summary Compensation Table and by all directors and executive officers of Scotts as a group, and, to Scotts' knowledge, by the only persons beneficially owning more than 5% of the outstanding common shares.

                  AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)

                                           Common Shares
                                            Which Can Be
                                           Acquired Upon
                                           Conversion of
                                            Convertible
                                          Preferred Stock
                            Common        or Upon Exercise
        Name of             Shares         of Options or                Percent of
    Beneficial Owner      Presently           Warrants         Total    Class (2)
                             Held           Exercisable
                                           Within 60 Days
James B Beard...........     16,727            12,000          28,727       (3)
John S. Chamberlin......     22,727            12,000          34,727       (3)
Joseph P. Flannery......     10,000            12,000          22,000       (3)
Horace Hagedorn.........          0               526(4)          526       (3)
James Hagedorn..........          0        13,262,631(5)   13,262,631      41.2%(5)
Theodore J. Host (6)....     45,454(7)        279,166         324,620       1.7%
Michael P. Kelty (6)....     52,909(8)         23,173          76,082       (3)
John Kenlon.............          0           234,642(9)      234,642       1.2%(9)
J. Blaine McKinney (6)..      2,100            67,592          69,692       (3)
Karen Gordon Mills......          0             4,000           4,000       (3)
Tadd C. Seitz (6).......    242,204(10)9)     226,793         468,997       2.4%
Donald A. Sherman.......     22,727            12,000          34,727       (3)
John M. Sullivan........      1,000             8,000           9,000       (3)
L. Jack Van Fossen......      1,200             8,000           9,200       (3)
Paul D. Yeager (6)......    115,885(11)        48,457         164,342       (3)

All directors and
executive officers as a
group (20 persons)......    563,300(12)    13,973,665      14,536,935      44.2%

Hagedorn Partnership, L.P.        0        13,262,631(13)  13,262,631      41.2%(13)
  800 Port Washington Blvd.
  Port Washington, NY 11050

The Capital Group         1,819,200(14)             0     1,819,200(14)     9.6%
  Companies, Inc.
  333 South Hope Street
  Los Angeles, CA 90071

Capital Guardian Trust    1,305,200(14)             0     1,305,200(14)     6.9%
  Company.
  333 South Hope Street
  Los Angeles, CA 90071


(1) Unless otherwise indicated, the beneficial owner has sole voting and dispositive power as to all common shares reflected in the table.

(2) The percent of class is based upon the sum of (i) 18,931,509 common shares outstanding on February 23, 1996, and (ii) the number of common shares as to which the named person has the right to acquire beneficial ownership upon conversion of Convertible Preferred Stock or upon the exercise of options or warrants exercisable within 60 days of February 23, 1996.

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

(8)  Includes 12,727 common shares owned by Dr. Kelty's wife.

(9) Mr. Kenlon beneficially owns 4,332 shares of Convertible Preferred Stock (2.2% of such class), which are convertible into 228,000 common shares, and Warrants to purchase 6,642 common shares. Each of Mr. Kenlon's four children beneficially own Warrants to purchase an additional 15,000 common shares, for which Mr. Kenlon disclaims beneficial ownership. The Hagedorn Partnership has the right to vote all of the Scotts' securities held by Mr. Kenlon and his children, and has a right of first refusal with respect to such securities. See note (13) below.

(10) Includes 20,000 common shares owned by Mr. Seitz' wife.

(11) Includes 100 common shares held by each of Mr. Yeager's wife and his two daughters.

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

(14) Based on information contained in a Schedule 13G dated February 9, 1996 filed with the Securities and Exchange Commission, certain operating subsidiaries of The Capital Group Companies, Inc., ("Capital Group") exercised investment discretion over various institutional accounts which held as of December 29, 1995, 1,819,200 common shares of Scotts (9.6% of the outstanding common shares). Of such common shares, Capital Group exercised sole voting power over 1,111,200 common shares and sole dispositive power over 1,819,200 common shares. Capital Guardian Trust Company ("Capital Guardian Trust"), a bank, and one of such operating companies, exercised investment discretion over 1,305,200 of said common shares. Of such common shares, Capital Guardian Trust exercised sole voting power over 1,097,200 common shares and sole dispositive power over 1,305,200 common shares. Capital Research and Management Company, a registered investment adviser, and Capital International Limited, another operating subsidiary, had investment discretion with respect to 500,000 and 14,000 common shares, respectively, of the above common shares.

      To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company and written representations that no other reports were required during the 1995 fiscal year, all filing requirements applicable to officers, directors and owners of more than 10% of the outstanding common shares of the Company under Section 16(a) of the Securities Exchange Act in 1934, as amended (the "Exchange Act"), were compiled with; except that Mr. Stahl, a former executive officer, filed one report late covering eight transactions all related to the cashless exercise of stock options.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K.

(a)  Documents Filed as Part of this Report

   1 & 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:

         The response to this portion of Item 14 is submitted as a separate section of this Annual Report on Form 10-K. Reference is made to "Index to Consolidated Financial Statements and Financial Statement Schedules" beginning at Page F-1 (page 56 as sequentially numbered).

   3.    EXHIBITS:

         Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" beginning at page E-1 (page 56 as sequentially numbered). The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

           EXHIBIT      DESCRIPTION             LOCATION
              NO.

              10(a)  The Scotts         Incorporated herein by
                     Company            reference to Scotts'
                     Employees'         Annual Report on
                     Pension Plan       Form 10-K for the
                                        fiscal year ended
                                        September 30, 1994
                                        (File No. 0-19768)
                                        [Exhibit 10(a)]

              10(b)  First Amendment    Incorporated herein by
                     to The Scotts      reference to Scotts'
                     Company            Annual Report on
                     Employees'         Form 10-K for the
                     Pension Plan       fiscal year ended
                     dated April 18,    September 30, 1995
                     1995               (File No. 1-11593)
                                        [Exhibit 10(b)]

              10(c)  Second Amendment   Incorporated herein by
                     to The Scotts      reference to Scotts'
                     Company            Annual Report on
                     Associates'        Form 10-K for the
                     [Employees']       fiscal year ended
                     Pension Plan       September 30, 1995
                     dated December 5,  (File No. 1-11593)
                     1995 and           [Exhibit 10(c)]
                     effective as of
                     December 31, 1995

              10(d)  Second             Incorporated herein by
                     Restatement of     reference to Scotts'
                     The Scotts         Annual Report on
                     Company Profit     Form 10-K for the
                     Sharing and        fiscal year ended
                     Savings Plan       September 30, 1994
                                        (File No. 0-19768)
                                        [Exhibit 10(b)]

              10(e)  First Amendment    Incorporated herein by
                     to the Second      reference to Scotts'
                     Restatement of     Annual Report on
                     The Scotts         Form 10-K for the
                     Company Profits    fiscal year ended
                     Sharing and        September 30, 1995
                     Savings Plan       (File No. 1-11593)
                     effective as of    [Exhibit 10(e)]
                     July 1, 1995

              10(f)  Second Amendment   Incorporated herein by
                     to the Second      reference to Scotts'
                     Restatement of     Annual Report on
                     The Scotts         Form 10-K for the
                     Company Profit     fiscal year ended
                     Sharing and        September 30, 1995
                     Savings Plan       (File No. 1-11593)
                     dated December 5,  [Exhibit 10(f)]
                     1995 and
                     effective as of
                     December 31, 1995

              10(i)  Employment         Incorporated herein by
                     Agreement, dated   reference to the Annual
                     as of October 21,  Report on Form 10-K for
                     1991, between      the fiscal year ended
                     Scotts (as         September 30, 1993 of
                     successor to The   The Scotts Company, a
                     O. M. Scott &      Delaware corporation
                     Sons Company       ("Scotts Delaware")
                     ("OMS")) and       (File No. 0-19768)
                     Theodore J. Host   [Exhibit 10(g)]

              10(j)  Stock Option Plan  Incorporated herein by
                     and Agreement,     reference to Scotts'
                     dated as of        Annual Report on
                     January 9, 1992,   Form 10-K for the
                     between Scotts     fiscal year ended
                     (as successor to   September 30, 1994
                     Scotts Delaware)   (File No. 0-19768)
                     and Theodore J.    [Exhibit 10(f)]
                     Host

              10(k)  The O. M. Scott &  Incorporated herein by
                     Sons Company       reference to Scotts
                     Excess Benefit     Delaware's Annual
                     Plan, effective    Report on Form 10-K for
                     October 1, 1993    the fiscal year ended
                                        September 30, 1993
                                        (File No. 0-19768)
                                        [Exhibit 10(h)]

              10(l)  The Scotts         Incorporated herein by
                     Company 1992 Long  reference to Scotts
                     Term Incentive     Delaware's Registration
                     Plan               Statement on Form S-8
                                        filed on March 26, 1993
                                        (Registration
                                        No. 33-60056)
                                        [Exhibit 4(f)]

              10(m)  The Scotts         Incorporated herein by
                     Company 1995       reference to Scotts'
                     Executive Annual   Annual Report on
                     Incentive Plan     Form 10-K for the
                                        fiscal year ended
                                        September 30, 1995
                                        (File No. 1-11593)
                                        [Exhibit 10(m)]

              10(n)  Letter of          Incorporated herein by
                     understanding,     reference to Scotts'
                     dated October 11,  Annual Report on
                     1993, regarding    Form 10-K for the
                     terms of           fiscal year ended
                     employment of      September 30, 1995
                     John A. Neal by    (File No. 1-11593)
                     Scotts             [Exhibit 10(n)]

              10(o)  Letter of          Incorporated herein by
                     understanding,     reference to Scotts'
                     dated October 11,  Annual Report on
                     1993, regarding    Form 10-K for the
                     terms of           fiscal year ended
                     employment of      September 30, 1995
                     Lisle J. Smith by  (File No. 1-11593)
                     Scotts             [Exhibit 10(o)]

              10(p)  Employment         Incorporated herein by
                     Agreement, dated   reference to Scotts'
                     as of May 19,      Annual Report on
                     1995, between      Form 10-K for the
                     Scotts and James   fiscal year ended
                     Hagedorn           September 30, 1995
                                        (File No. 1-11593)
                                        [Exhibit 10(p)]

(b)  Reports on Form 8-K

      On August 2, 1995, Scotts filed a Form 8-K/A to include the financial statements specified by Rules 3-05 and 11-01 of Regulation S-X and Items 7(a) and 7(b) of Form 8-K in connection with the Merger Transactions with the Miracle-Gro Companies.

(c)   Exhibits

   See Item 14(a) (3) above.

(d)  Financial Statement Schedules

   The response to this portion of Item 14 is submitted as a separate section of this Annual Report on Form 10-K. Reference is made to "Index to Consolidated Financial Statements and Financial Statement Schedules" beginning at page F-1 (page 25 as sequentially numbered).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE SCOTTS COMPANY


Dated February 29, 1996       By       /S/ TADD C. SEITZ
                                           Tadd C. Seitz
                                           Chairman of the Board,
                                           Interim President and
                                           Chief Executive Officer

                              THE SCOTTS COMPANY

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                              (Items 8 and 14(a))

                                  Form 10-K/A
                                 ANNUAL REPORT

Data submitted herewith:

    Consolidated Financial Statements of The Scotts Company and Subsidiaries:

    Report of Independent Accountants ......................... F-2

    Consolidated Statements of Income for the years ended
        September 30, 1993, 1994 and 1995 ..................... F-3

    Consolidated Statements of Cash Flows for the years
        ended September 30, 1993, 1994 and 1995................ F-4
        September 30, 1993, 1994 and 1995

    Consolidated Balance Sheets at September 30, 1994 ......... F-5
        and 1995

    Consolidated Statements of Changes in Shareholders'
        Equity for the years ended September 30, 1993, 1994
        and 1995............................................... F-6

    Notes to Consolidated Financial Statements ............. F-7 - F-22

Schedules Supporting the Consolidated Financial Statements:

    Report of Independent Accountants on Financial ............ F-23
        Statement Schedules

    II - Valuation and Qualifying Accounts ................ F-24 - F-26


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

As discussed in Note 2, the accompanying financial statements have been restated.




Coopers & Lybrand L. L. P.
Columbus, Ohio

November 15, 1995

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                        Consolidated Statements of Income
              for the years ended September 30, 1993, 1994 and 1995
                     (in thousands except per share amounts)


                                                1993          1994         1995
                                               --------      --------     ------

Net sales .................................   $ 466,043    $ 606,339    $732,837
Cost of sales .............................     244,218      319,730     394,369
                                              ---------    ---------    --------

Gross profit ..............................     221,825      286,609     338,468
                                              ---------    ---------    --------

Marketing .................................      74,579      100,106     130,179
Distribution ..............................      67,377       84,407     104,513
General and administrative ................      27,688       30,189      28,672
Research and development ..................       7,700       10,352      10,970
Other expenses, net .......................         660        2,283       1,560
                                              ---------    ---------    --------

Income from operations ....................      43,821       59,272      62,574

Interest expense ..........................       8,454       17,450      26,320
                                              ---------    ---------    --------

Income before taxes, extraordinary item and
    cumulative effect of accounting changes      35,367       41,822      36,254

Income taxes ..............................      14,320       17,947      13,898
                                              ---------    ---------    --------

Income before extraordinary item and
    cumulative effect of accounting changes      21,047       23,875      22,356

Extraordinary Item:
    Loss on early extinguishment of debt, .        --           (992)       --
    net of tax
Cumulative effect of changes in accounting
for postretirement benefits, net of tax and     (13,157)        --          --
    income taxes
                                              ---------    ---------    --------

Net income ................................   $   7,890    $  22,883    $ 22,356
                                              =========    =========    ========

Net income per common share:
    Income before extraordinary item and
        cumulative effect of accounting
        changes ...........................   $    1.07    $    1.27    $   0.99
    Extraordinary item:
         Loss on early extinguishment of
         debt, net of tax .................        --           (.05)       --
Cumulative effect of changes in accounting
    for postretirement benefits, net of tax
    and income taxes ......................        (.67)        --          --
                                              ---------    ---------    --------

    Net income per common share ...........   $     .40    $    1.22    $   0.99
                                              =========    =========    ========

Common shares used in net income per ......      19,687       18,785      22,617
   common share computation                   =========    =========    ========


See Notes to Consolidated Financial Statements.


                      THE SCOTTS COMPANY AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
             for the years ended September 30, 1993, 1994 and 1995

                                                  1993         1994        1995
                                                 --------     --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ...............................   $   7,890    $  22,883    $  22,356
    Adjustments to reconcile net income to
      net cash provided by operating
      activities:
            Depreciation .....................      12,278       13,375       16,056
            Amortization .....................       5,866        8,562        9,599
            Extraordinary loss on early ......        --            992         --
              extinguishment of debt
            Cumulative effect of change
              in accounting for
              postretirement benefits ........      24,280         --           --
            Postretirement benefits ..........       2,366          368          145
            Deferred income taxes ............     (12,740)       5,378       (2,596)
            Loss/(gain) on sale of ...........          94           29          (55)
              equipment
            Gain on Peters divestiture .......      (4,227)
            Equity in loss of unconsolidated .       1,216
              businesses
            Provision for losses on accounts .       1,409        1,974        1,533
              receivable
            Other ............................         748          234         (309)
            Changes in assets and
              liabilities:
                Accounts receivable ..........     (10,002)     (33,846)     (36,661)
                Inventories ..................     (11,147)     (10,406)     (22,984)
                Prepaid and other current ....        (393)      (2,065)      (2,119)
                  assets
                Accounts payable .............      (2,390)       6,400       12,049
                Accrued liabilities ..........       1,630        6,220        9,567
                Other assets and .............       4,784      (10,231)         906
                  liabilities
                                                 ---------    ---------    ---------
                    Net cash provided by .....      24,673        9,867        4,476
                      operating activities
                                                 ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in plant and equipment ........     (15,158)     (33,402)     (23,606)
    Investment in affiliate ..................        (250)
    Acquisitions, net of cash acquired .......     (16,366)    (117,107)        --
    Cash acquired in merger with .............       6,449
Miracle-Gro
    Proceeds from sale of equipment ..........         194          384          718
    Proceeds from Peters divestiture .........       9,966
                                                 ---------    ---------    ---------
                    Net cash used in investing     (31,330)    (150,125)      (6,723)
                      activities
                                                 ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings under term  debt ..............      70,000      289,215         --
    Payments on term and other debt ..........        (640)    (166,844)     (27,127)
    Net (payments) borrowings under revolving      (18,238)      30,500       27,402
      credit
    Net (payments) borrowings under bank line         (953)       1,211       (1,819)
      of credit
    Deferred financing cost incurred .........        (628)      (5,139)        (486)
    (Purchase) Issuance of Common Shares .....     (41,441)         160          436
    Dividends on Class A Convertible Preferred        --           --         (1,122)
      Stock
                                                 ---------    ---------    ---------
                                                 ---------    ---------    ---------
                   Net cash provided by (used        8,100      149,103       (2,716)
                     in) financing activities
                                                 ---------    ---------    ---------

Effect of exchange rate changes on cash ......        --           (473)       1,296
                                                 ---------    ---------    ---------

Net increase (decrease) in cash ..............       1,443        8,372       (3,667)
Cash, beginning of period ....................         880        2,323       10,695
                                                 ---------    ---------    ---------
Cash, end of period ..........................   $   2,323    $  10,695    $   7,028
                                                 =========    =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest (net of amount capitalized) .....   $   6,169    $  10,965    $  23,808
    Income taxes paid ........................      11,500       20,144       11,339
    Businesses  acquired:
        Fair value of assets acquired ........      23,799      143,520      235,564
        Liabilities assumed ..................      (7,433)     (26,413)     (39,875)
        Net cash paid for acquisition ........      16,366      117,107         --
        Class A Convertible Preferred
          Stock issued .......................     177,255
        Warrants issued ......................      14,434
    Dividends declared not paid ..............       2,437
See Notes to Consolidated Financial
Statements

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                         September 30, 1994 and 1995
                                (in thousands)

                                    ASSETS

                                                              1994        1995
                                                           ---------    --------

Current Assets:
    Cash .............................................   $  10,695    $   7,028
    Accounts receivable, less allowance of $2,933
    in 1994 and $3,406 in 1995 .......................     115,772      176,525
    Inventories, net .................................     106,636      143,953
    Prepaid and other assets .........................      17,151       23,354
                                                         ---------    ---------
        Total current assets .........................     350,860
                                                                        250,254
                                                         ---------    ---------

Property, plant and equipment, net ...................     140,105      148,754
Trademarks, net ......................................        --         89,250
Other intangibles, net ...............................      28,880       24,421
Goodwill .............................................     104,578      179,988
Other assets .........................................       4,767       15,772
                                                         ---------    ---------

        Total Assets
                                                         $ 528,584    $ 809,045
                                                         =========    =========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Revolving credit line ............................   $  23,416    $      97
    Current portion of term debt .....................       3,755          421
    Accounts payable .................................      46,967       63,207
    Accrued liabilities ..............................      31,167       41,409
    Accrued taxes ....................................       4,383       18,728
                                                         ---------    ---------
        Total current liabilities ....................     109,688      123,862
                                                         ---------    ---------

Term debt, less current portion ......................     220,130      272,025
Postretirement benefits other than pensions ..........      27,014       27,159
Other liabilities ....................................       3,592        5,209
                                                         ---------    ---------

        Total Liabilities ............................     360,424      428,255
                                                         ---------    ---------

Commitments and Contingencies

Shareholders' Equity:
    Class A Convertible Preferred Stock, no par value         --        177,255
    Common shares, no par value, issued 21,082 shares          211          211
in 1994 and 1995
    Capital in excess of par value ...................     193,450      207,551
    Retained earnings ................................      13,875       32,672
    Cumulative translation adjustments ...............       2,065        4,082
    Treasury stock, 2,415 shares in 1994 and 2,388 ...     (41,441)     (40,981)
shares in 1995, at cost
                                                         ---------    ---------
        Total Shareholders' Equity ...................     168,160      380,790
                                                         ---------    ---------

        Total Liabilities and Shareholders' Equity
                                                         $ 528,584    $ 809,045
                                                         =========    =========
See Notes to Consolidated Financial Statements


                      THE SCOTTS COMPANY AND SUBSIDIARIES
          Consolidated Statements of Changes in Shareholders' Equity for the years ended September 30, 1993, 1994 and 1995

                                                     (in thousands)

                              Convertible                      Capital
                                Class A                           in      Retained                      Cumulative    Total
                             Preferred Stock  Common Shares    Excess Of  Earnings/    Treasury Stock  Translation Shareholders'
                            Shares   Amount  Shares   Amount   Par Value  (Deficit)   Shares    Amount  Gain(loss)   Equity/
                                                                                                                    (Deficit)
Balance, September 30, 1992                    21,073   $211    $192,604  $(16,898)                         $ 12     $175,929


Net income                                                                   7,890                                      7,890
Amortization of unearned
  compensation                                                        24                                                   24
Options outstanding                                                  635                                                  635
Foreign currency
  translation                                                                                                (24)         (24)
  adjustment
Purchase of common                                                                    (2,415)   $(41,441)             (41,441)
   shares                    ---    ----       ------   ----    --------   -------    ------    --------   -----     --------

Balance, September 30,                         21,073    211     193,263    (9,008)   (2,415)    (41,441)    (12)     143,013
  1993

Net income                                                                  22,883                                     22,883
Foreign currency
  translation                                                                                              2,077        2,077
  adjustment
Amortization of unearned
  compensation                                                        27                                                   27
Issuance of common shares                           9                160                                                  160
                             ---    ----       ------   ----    --------   -------    ------    --------   -----     --------

Balance, September 30, 1994                    21,082    211     193,450    13,875    (2,415)   (41,441)    2,065     168,160

Issuance of common shares                                            (24)                 27        460                  436
  held in treasury
Net income                                                                  22,356                                     22,356
Dividends                                                                   (3,559)                                    (3,559)
Amortization of unearned
  compensation                                                        24                                                   24
Foreign currency
  translation adjustment                                                                                    2,017       2,017
Issuance of Class A
  Convertible Preferred      195    $177,255                                                                          177,255
  Stock
Issuance of warrants                                              14,434                                               14,434
Options outstanding                                                 (333)                                                (333)
                             ---    ----       ------   ----    --------   -------    ------    --------   -----     --------

Balance, September 30,       195    $177,255   21,082   $211    $207,551   $32,672    (2,388)    $(40,981) $4,082    $380,790
   1995                      ---    --------   ------   ----    --------   -------    ------    ---------  ------    --------



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

   The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value. Inventories, net of provisions of $6,108,000 and $6,711,000 as of September 30, 1994 and 1995,
   respectively, consisted of:

       (in thousands)                    1994              1995
                                         ----              ----

       Finished Goods              $   55,102         $   72,551
       Raw Materials                   52,639             71,624
                                     --------           --------
       FIFO Cost                      107,741            144,175

       LIFO Reserve                    (1,105)              (222)
                                     --------          ---------

                                    $ 106,636          $ 143,953
                                      =======            =======

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                  Land improvements             10-25 years
                  Buildings                     10-40 years
                  Machinery and equipment        3-15 years
                  Furniture and fixtures         6-10 years

   Property, plant and equipment at September 30, 1994 and 1995 consisted of the following:

   (in thousands)
                                         1994           1995
                                         ----           ----
       Land and improvements           $21,856        $27,796
       Buildings                        41,313         45,032
       Machinery and equipment         111,639        136,213
       Furniture and fixtures            8,861         10,262
       Construction in progress         24,340         11,916
                                      --------       --------
                                       208,009        231,219
       Less accumulated depreciation    67,904         82,465
                                      $140,105       $148,754

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2. RESTATEMENT

   In February 1996, the Company restated its earnings for the year ended September 30, 1995 for the understatement of accrued liabilities related to promotional allowances provided to retail customers. The restatement reduced income before taxes by $4,422,000 and reduced net income by $2,727,000 or $0.12 per share.

3. MERGERS AND ACQUISITIONS

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
         (UNAUDITED)
                                             YEAR ENDED
                                            SEPTEMBER 30
                                        1994          1995

         Net sales                   $726,231       $821,189
                                      =======        =======
         Income before
           extraordinary
           item and cumulative      $  36,607      $  32,943
           effect of accounting      ========       ========
           changes

         Net income                 $  35,615      $  32,943
                                     ========       ========
         Income per common share
           before extraordinary item
           and cumulative effect   $      1.26    $      1.13
           of accounting changes    ==========     ==========

         Net income per common     $      1.23    $      1.13
           share                    ==========     ==========


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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. PETERS DIVESTITURE

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

5. OTHER EXPENSES

   Other expenses consisted of the following for the years ended September 30:

    (in thousands)
                                        1993          1994           1995
                                        ----          ----           ----

    Foreign currency loss         $     196     $     168       $     337
    Royalty income                     (980)       (1,726)           (857)
    Amortization                      1,625         3,888           5,309
    Gain on Peters divestiture                                     (4,227)
    Equity in loss of
    unconsolidated                                                  1,216
        businesses
    Other                              (181)          (47)           (218)
                                   --------     ---------         -------
    Total                         $     660      $  2,283        $  1,560
                                   ========       =======         =======

6. PENSION

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   The following table sets forth the plans' funded status and the related amounts recognized in the Consolidated Balance Sheets.

    (in thousands)                                       September 30,
                                                 1994             1995
                                                          ----------------------
                                                              Over-      Under-
                                                             Funded      Funded
    Actuarial  present  value  of  benefit  obligations:  Accumulated  benefit obligation:
        Vested benefits ..................    $(29,768)    $(31,436)    $(1,593)
        Nonvested benefits ...............      (5,093)      (5,241)       (496)
    Additional obligation for
      projected compensation increases....      (5,919)      (6,669)       (130)
                                              --------     --------     -------
Projected benefit obligation for
  service rendered to date................     (40,780)     (43,346)     (2,219)
Plan assets at fair value, primarily
  corporate bonds, U.S. bonds and cash
  equivalents.............................      38,901       40,287       1,468
                                              --------     --------     -------
Plan assets less than projected
benefit obligations.......................      (1,879)      (3,059)       (751)
Unrecognized net asset being
amortized over 11-1/2 years...............        (234)        (297)         16
Unrecognized net loss ....................       4,137        5,197         148
                                              --------     --------     -------

    Prepaid pension costs ................    $  2,024     $  1,841     $  (587)
                                                           ========     =======

   Pension cost includes the following components:

                                          Year Ended September 30,
    (in thousands)                   1993           1994           1995
                                     ----           ----           ----

    Service cost                $   1,571       $   1,685      $   1,732
    Interest cost                   2,628           2,968          3,280
    Actual return on plan          (2,774)         (3,092)        (5,104)
    assets
    Net amortization and              (18)            (53)         2,046
      deferral                     -------         -------          -----

        Net pension cost        $   1,407       $   1,508      $   1,954
                                    =====           =====          =====

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. ASSOCIATE BENEFITS

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

   Net periodic postretirement benefit costs for fiscal 1994 and 1995 included the following components:

                                                 1994             1995
                                                 ----             ----
    (in thousands)

    Service cost - benefits attributed
    to associate                           $      419         $      428
        service during the year
    Interest cost on accumulated
    postretirement                              1,276              1,446
        benefit obligation
    Amortization of prior service costs
    and gains
        from changes in assumptions              (921)              (904)
                                               -------            -------

        Net periodic postretirement        $      774         $      970
          benefit cost                        =======            =======

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The following table sets forth the retiree medical plan status reconciled to the amount included in the Consolidated Balance Sheets, as of September 30, 1994 and 1995.

                                                 1994             1995
                                                 ----             ----
    (in thousands)

    Accumulated postretirement benefit
    obligation:
        Retirees                            $   7,136           $ 10,034
        Fully eligible active plan                437                395
    participants
        Other active plan participants          8,789              9,071
                                              -------            -------
    Total accumulated postretirement
        benefit obligation                     16,362             19,500
    Unrecognized prior service cost             8,590              7,686
    Unrecognized gain (loss) from
        changes in assumptions                  2,062                (27)
                                              -------           --------

    Accrued postretirement benefit cost      $ 27,014           $ 27,159
                                               ======             ======

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   In November 1992, the Financial Accounting Standards Board issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits", which changes the prevalent method of accounting for benefits provided after employment but before retirement. Adoption of this standard in the first quarter of fiscal 1995 had no material effect on the financial statements.

8. DEBT
    (in thousands)
                                                 1994             1995
                                                 ----             ----

    Revolving credit line                   $   53,416        $  172,597
    9 7/8% Senior Subordinated Notes
    $100 million                                99,221            99,307
        face amount
    Term loan                                   93,598                 -
    Capital lease obligations and other          1,066               639
                                             ---------        ----------
                                               247,301           272,543
    Less current portions                       27,171               518
                                              --------        ----------

                                            $  220,130        $  272,025
                                               =======           =======

   Maturities of term debt for the next five years are as follows:

                                (in thousands)
                    1996                   $       518
                    1997                           140
                    1998                            78
                    1999                             -
                    2000 and thereafter        272,500

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

9. SHAREHOLDERS' EQUITY

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

   In addition, pursuant to various employment agreements, the Company granted 300,000 stock options in fiscal 1993.

   Aggregate stock option activity consists of the following:

                                             Year Ended September 30
                                      1993           1994          1995
                                      ----           ----          ----

    Options outstanding at          136,364        586,289      1,364,589
    October 1
    Options granted                 449,925        942,354        435,420
    Options exercised                   -           (8,529)       (26,870)
    Options canceled                              (155,525)      (111,014)
                                  ---------      ----------    -----------
                                     -

    Options outstanding at          586,289      1,364,589      1,662,125
                                    =======      =========      =========
    September 30

    Options exercisable at           90,910        204,422        575,938
                                ===========   ============   ============
    September 30

    Option prices per share:
        Granted                 $16.25-$18.75  $17.25-$19.375  $15.50-$21.375
                                =============  ==============  ==============
        Exercised                                   $18.75         $16.25
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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

10. NET INCOME PER COMMON SHARE

   Net income per common share is based on the weighted average number of common shares and common share equivalents (stock options, convertible preferred stock and warrants) outstanding each period.

   The following table presents information necessary to calculate net income per common share for fiscal years ended September 30, 1993, 1994 and 1995.

                                             YEAR ENDED SEPTEMBER 30,
    (in thousands)                    1993           1994          1995
                                      ----           ----          ----

    Common shares outstanding
      Weighted average               19,607         18,663         18,670
    outstanding
    Common share equivalents             80            122          3,947
                                   --------       --------       --------

    Adjusted outstanding             19,687         18,785         22,617
                                   ========       ========       ========

    Net income
      Net income before
    extraordinary
       items and cumulative
    effect of
       accounting changes             $1.07          $1.27          $0.99
    Extraordinary Items
      Loss on early
    extinguishment
       of debt, net of tax                -         (0.05)              -
      Cumulative effect of
    changes
       in accounting for
    postretirement
       benefits, net of tax and
    income
       taxes                         (0.67)              -              -
                                     ------             --             --

    Net income per common share       $0.40          $1.22          $0.99
                                  =========     ==========     ==========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   For 1993, 1994 and 1995, fully diluted net income per common share is considered to be the same as primary net income per common share as it was not materially different than primary net income per common share.

11. INCOME TAXES

   The Company adopted SFAS No. 109 effective October 1, 1992, resulting in a benefit of $1,775,000 being reported as a cumulative effect of accounting change in the fiscal 1993 Consolidated Statement of Income. Assets recorded in prior business combinations net-of-tax were adjusted to pre-tax amounts, resulting in recognition of $1,501,000 of deferred tax liabilities at the date of adoption.

   The provision for income taxes consists of the following:

    (in thousands)                           YEAR ENDED SEPTEMBER 30,
                                      1993           1994          1995
                                      ----           ----          ----
    Currently Payable:
        Federal                     $14,537       $  7,400       $  9,373
        State                         1,400          2,131          2,634
        Foreign                           -          2,376          4,487
    Deferred:
        Federal                     (11,694)         4,290         (2,220)
        State                        (1,046)         1,088           (376)
                                   ---------       -------        -------

    Income Tax Expense             $  3,197        $17,285        $13,898
                                    =======         ======         ======

   Income tax expense is included in the financial statements as follows:

    (in thousands)
    Operations                      $14,320        $17,947        $13,898
    Cumulative effect of change
    in accounting principle         (11,123)             -              -
    Extraordinary items                       -       (662)             -
                                    -----------    --------    ----------

    Income Tax Expense             $  3,197        $17,285        $13,898
                                    =======         ======         ======

   Deferred income taxes for fiscal 1994 and 1995 reflect the impact of differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as determined by tax regulations.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   The components of the net deferred tax asset (liability) are as follows:

    (in thousands)                                   SEPTEMBER 30,
                                                 1994             1995
    ASSETS
        Accounts receivable                $       987         $    1,024
        Inventory                                1,816              3,453
        Accrued expenses                         7,649              9,181
        Postretirement benefits                 10,576             10,633
        Other                                    4,166              4,776
                                               -------            -------

        Gross deferred tax assets            $  25,194          $  29,067
                                                ------             ------

    LIABILITIES
        Property and equipment                 (16,511)           (18,288)
        Taxes on repatriated foreign             ( 500)                 -
           earnings                            --------       -----------
        Gross deferred tax liabilities         (17,011)           (18,288)
                                                ------             ------

        Net asset                           $    8,183          $  10,779
                                               =======             ======


   The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets at September 30 are:

    (in thousands)                               1994             1995
                                                 ----             ----

    Net current asset                        $  10,452          $  14,563
    Net non-current asset (liability)           (2,269)            (3,784)
                                               --------           --------

    Net asset                               $    8,183          $  10,779
                                               =======             ======

   A reconciliation of the Federal corporate income tax rate and the effective tax rate on income before income taxes is summarized below:

                                           YEAR ENDED SEPTEMBER 30,
                                      1993           1994          1995
                                      ----           ----          ----

    Statutory income tax rate          35.0%         35.0%          35.0%
    Pension amortization                0.7           0.1            0.1
    Peters sale                          -             -            (3.0)
    Goodwill amortization and
    other
        permanent differences           4.7           2.1            3.4
    resulting
        from purchase accounting
    State taxes, net of federal         3.4           5.6            4.4
    benefit
    Reversal of previous tax
        contingencies                    -             -            (3.9)
    Other                              (3.3)          0.1            2.3
                                      ------        -----          -----

        Effective income tax rate      40.5%         42.9%          38.3%
                                       ====          ====           ====

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

12. LEASES

   The Company leases buildings, land and equipment under various noncancellable lease agreements for periods of two to six years. The lease agreements generally provide that the Company pay taxes, insurance and maintenance expenses related to the leased assets. Certain lease agreements contain purchase options. At September 30, 1995, future minimum lease payments were as follows:

      Year Ending           Capital          Operating
     September 30,           Leases          Leases              Total
     (In Thousands)

    1996                  $   481           $ 10,106          $10,587
    1997                      168              9,146            9,314
    1998                       72              6,608            6,680
    1999                        -              4,151            4,151
    2000 and                    -              3,155            3,155
      thereafter           ------            -------          -------
    Total minimum             721           $ 33,166         $ 33,887
       lease payments                         ======           ======

    Less:  Amount
        representing
        interest               82
    Present value
        of net
        minimum          $    639
       lease payments         ===

   The Company also leases transportation and production equipment under various one-year operating leases, which provide for the extension of the initial term on a monthly or annual basis. Total rental expenses for operating leases were $9,125,000, $12,914,000 and $14,660,000 for fiscal
   1993, 1994 and 1995, respectively.

13. COMMITMENTS AND CONTINGENCIES

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

14. CONCENTRATIONS OF CREDIT RISK

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

15. RELATED PARTIES

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

16. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

          The following is a summary of the unaudited quarterly results of operations for fiscal 1994 and 1995 (in thousands except share data):

        FISCAL 1994       JANUARY 1    APRIL 2    JULY 2 SEPTEMBER 30  FULL YEAR
        -----------       ---------    -------    ------   ----------  ---------

Net sales ..............   $ 68,326    $207,424   $200,915   $129,674   $606,339
Gross profit ...........     30,962      98,324     96,376     60,947    286,609
Income (loss) before
  extraordinary ........     (1,557)     13,013      9,405      3,014     23,875
  items
Net income (loss) ......     (1,557)     13,013      9,405      2,022     22,883
Net income (loss)
per common share:
  Income (loss)
before extraordinary ...       (.08)        .69        .50        .16       1.27
  item
Net income (loss) ......       (.08)        .69        .50        .11       1.22
  per common share

Common shares used
  in  net income per
  common share
  computation ..........     18,659      18,890     18,811     18,728     18,785


    FISCAL 1995          DECEMBER 31   APRIL 1   JULY 1  SEPTEMBER 30  FULL YEAR
    -----------          -----------   -------   ------  ------------  ---------

 Net sales                  $98,019    $236,092    $229,028   $169,698  $732,837
 Gross profit                44,499     112,202     108,513     73,254   338,468
 Net income                  (4,598)     13,793      13,026        135    22,356
 (loss)(1)(2)
 Net income (loss)
 per common share              (.25)        .73         .55       (.12)     0.99
  (1)(2)

 Common shares used
   in net income per
   common share
   computation               18,667      18,820      23,580     19,137    22,617

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

    (2) Net income in the fourth quarter of fiscal 1995 has been restated to reflect an increase in accrued liabilities for promotional allowances to retail customers. The effect was to decrease net income in the fourth quarter of fiscal 1995 by $2,727 or $.14 per common share.

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




Coopers & Lybrand L. L. P.
Columbus, Ohio

November 15, 1995

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     for the year ended September 30, 1993

                 Column A                     Column B            Column C            Column D         Column E
------------------------------------------------------------------------------------------------------------------
                                             Balance at      Additions charged to    Deduction        Balance at
               Classification            beginning of period   costs and expenses   from reserves    end of period
------------------------------------------------------------------------------------------------------------------

Valuation and qualifying accounts
   deducted from the assets to
   which they apply:

        Inventory reserve                     $ 3,159,000       $    829,000      $    177,000       $ 3,811,000
                                                =========         ==========        ==========         =========

        Allowance for doubtful accounts       $ 2,110,000        $ 1,409,000       $ 1,008,000       $ 2,511,000
                                                =========          =========         =========         =========

    Other valuation and qualifying account:

        Product guarantee                    $    200,000       $    620,000      $    690,000      $    130,000
                                               ==========         ==========        ==========        ==========



                      THE SCOTTS COMPANY AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     for the year ended September 30, 1994


                 Column A                     Column B            Column C            Column D         Column E
------------------------------------------------------------------------------------------------------------------
                                             Balance at      Additions charged to    Deduction        Balance at
               Classification            beginning of period   costs and expenses   from reserves    end of period
------------------------------------------------------------------------------------------------------------------

Valuation and qualifying accounts
   deducted from the assets to
   which they apply:

        Inventory reserve                     $ 3,811,000        $ 2,987,000      $    690,000       $ 6,108,000
                                                =========          =========        ==========         =========

        Allowance for doubtful accounts       $ 2,511,000        $ 1,974,000       $ 1,552,000       $ 2,933,000
                                                =========          =========         =========         =========

    Other valuation and qualifying account:

        Product guarantee                    $    130,000       $    778,000      $    789,000      $    119,000
                                               ==========         ==========        ==========        ==========



                      THE SCOTTS COMPANY AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     for the year ended September 30, 1995



                 Column A                     Column B            Column C            Column D         Column E
------------------------------------------------------------------------------------------------------------------
                                             Balance at      Additions charged to    Deduction        Balance at
               Classification            beginning of period   costs and expenses   from reserves    end of period
------------------------------------------------------------------------------------------------------------------

Valuation and qualifying accounts
   deducted from the assets to
   which they apply:

        Inventory reserve                      $6,108,000         $2,986,000          $2,383,000        $6,711,000
                                                =========          =========           =========         =========

        Allowance for doubtful accounts        $2,933,000         $2,033,000          $1,560,000        $3,406,000
                                                =========          =========           =========         =========

    Other valuation and qualifying account:

        Product guarantee                     $   119,000        $   920,000         $   933,000       $   106,000
                                               ==========         ==========          ==========        ==========

                              THE SCOTTS COMPANY
                          Annual Report on Form 10-K
                                   for the
                     Fiscal Year Ended September 30, 1995


                              INDEX TO EXHIBITS


EXHIBIT               DESCRIPTION                  LOCATION
   NO.

   2           Amended and Restated         Incorporated herein
               Agreement and Plan of        by reference to the
               Merger, dated as of          Registrant's Current
               May 19, 1995, among          Report on Form 8-K
               Stern's Miracle-Gro          filed with the
               Products, Inc., Stern's      Securities and
               Nurseries, Inc.,             Exchange Commission
               Miracle-Gro Lawn             (the "SEC") on
               Products, Inc.,              June 2, 1995 (File
               Miracle-Gro Products         No. 0-19768)
               Limited, Hagedorn            [Exhibit 2(b)]
               Partnership, L.P., the
               general partners of
               Hagedorn Partnership,
               L.P., Horace Hagedorn,
               Community Funds, Inc.,
               and John Kenlon, the
               Registrant, and ZYX
               Corporation

   3(a)        Amended Articles of          Incorporated herein
               Incorporation of the         by reference to the
               Registrant as filed with     Registrant's Annual
               the Ohio Secretary of        Report on Form 10-K
               State on September 20,       for the fiscal year
               1994                         ended September 30,
                                            1994 (File
                                            No. 0-19768)
                                            [Exhibit 3(a)]

   3(b)        Certificate of Amendment     Incorporated herein
               by Shareholders to the       by reference to the
               Articles of                  Registrant's
               Incorporation of the         Quarterly Report on
               Registrant as filed with     Form 10-Q for the
               the Ohio Secretary of        fiscal quarter ended
               State on May 4, 1995.        April 1, 1995 (File
                                            No. 0-19768)
                                            [Exhibit 4(b)]

   3(c)        Regulations of the           Incorporated herein
               Registrant (reflecting       by reference to the
               amendments adopted by        Registrant's
               the shareholders of the      Quarterly Report on
               Registrant on April 6,       Form 10-Q for the
               1995)                        fiscal quarter ended
                                            April 1, 1995 (File
                                            No. 0-19768)
                                            [Exhibit 4(c)]

   4(a)        Form of Series A Warrant     Included in Exhibit
                                            2(b) above

   4(b)        Form of Series B Warrant     Included in Exhibit
                                            2(b) above

   4(c)        Form of Series C Warrant     Included in Exhibit
                                            2(b) above

EXHIBIT               DESCRIPTION                  LOCATION
   NO.

   4(d)        Fourth Amended and           Incorporated herein by
               Restated Credit              reference to the
               Agreement, dated as of       Registrant's Quarterly
               March 17, 1995, among        Report on Form 10-Q
               the Registrant, Chemical     for the fiscal quarter
               Bank, the lenders party      ended April 1, 1995
               thereto and Chemical         (File No. 0-19768)
               Bank, as agent               [Exhibit 4(d)]

   4(e)        Subordinated Indenture,      Incorporated herein by
               dated as of June 1,          reference to Scotts
               1994, among The Scotts       Delaware's
               Company, a Delaware          Registration Statement
               Corporation ("Scotts         on Form S-3 filed with
               Delaware"), The              the SEC on June 1,
               O. M. Scott & Sons           1994 (Registration
               Company ("OMS") and          No. 33-53941)
               Chemical Bank, as trustee    [Exhibit 4(b)]

   4(f)        First Supplemental           Incorporated herein by
               Indenture, dated as of       reference to Scotts
               July 12, 1994, among         Delaware's Current
               Scotts Delaware, OMS and     Report on Form 8-K
               Chemical Bank, as trustee    dated July 18, 1994
                                            (File No. 0-19768)
                                            [Exhibit 4.1]

   4(g)        Second Supplemental          Incorporated herein by
               Indenture, dated as of       reference to the
               September 20, 1994,          Registrant's Annual
               among the Registrant,        Report on Form 10-K
               OMS, Scotts Delaware and     for the fiscal year
               Chemical Bank, as trustee    ended September 30,
                                            1994 (File
                                            No. 0-19768)
                                            [Exhibit 4(i)]

   4(h)        Third Supplemental           Incorporated herein by
               Indenture, dated as of       reference to the
               September 30, 1994,          Registrant's Annual
               between the Registrant       Report on Form 10-K
               and Chemical Bank, as        for the fiscal year
               trustee                      ended September 30,
                                            1994 (File
                                            No. 0-19768)
                                            [Exhibit 4(j)] ]

  10(a)        The Scotts Company           Incorporated herein by
               Employees' Pension Plan      reference to the
                                            Registrant's Annual Report on Form
                                            10-K  for the  fiscal  year  ended
                                            September   30,   1994  (File  No.
                                            0-19768) [Exhibit 10(a)]

  10(b)        First Amendment to The       Incorporated herein by
               Scotts Company               reference to the
               Employees' Pension Plan      Registrant's Annual
               dated April 18, 1995         Report on Form 10-K
                                            for the fiscal year
                                            ended September 30,
                                            1995 (File
                                            No. 1-11593)
                                            [Exhibit 10(b)]

  10(c)        Second Amendment to The      Incorporated herein by
               Scotts Company               reference to the
               Associates' [Employees']     Registrant's Annual
               Pension Plan dated           Report on Form 10-K
               December 5, 1995 and         for the fiscal year
               effective as of              ended September 30,
               December 31, 1995            1995 (File
                                            No. 1-11593)
                                            [Exhibit 10(c)]

  10(d)        Second Restatement of        Incorporated herein by
               The Scotts Company           reference to the
               Profit Sharing and           Registrant's Annual
               Savings Plan                 Report on Form 10-K
                                            for the fiscal year
                                            ended September 30,
                                            1994 (File
                                            No. 0-19768)
                                            [Exhibit 10(b)]

EXHIBIT               DESCRIPTION                  LOCATION
   NO.

  10(e)        First Amendment to the        Incorporated herein
               Second Restatement of The     by reference to the
               Scotts Company Profit         Registrant's Annual
               Sharing and Savings Plan      Report on Form 10-K
               effective as of July 1,       for the fiscal year
               1995                          ended September 30,
                                             1995 (File
                                             No. 1-11593)
                                             [Exhibit 10(e)]

  10(f)        Second Amendment to the       Incorporated herein
               Second Restatement of The     by reference to the
               Scotts Company Profit         Registrant's Annual
               Sharing and Savings Plan      Report on Form 10-K
               dated December 5, 1995        for the fiscal year
               and effective as of           ended September 30,
               December 31, 1995             1995 (File
                                             No. 1-11593)
                                             [Exhibit 10(f)]

  10(g)        Supplemental                  Incorporated herein
               Indemnification               by reference to
               Agreement, dated as of        Scotts Delaware's
               November 10, 1988,            Current Report on
               between RSL Holding           Form 8-K dated
               Company, Inc. and OMS         November 9, 1988
               Acquisition Corp.             (File No. 33-18713)
               ("Hyponex')                   [Exhibit 2(d)]

  10(h)        Tax Administration            Incorporated herein
               Agreement, dated              by reference to
               November 10, 1988,            Scotts Delaware's
               between RSL Holding           Annual Report on
               Company, Inc. and Hyponex     Form 10-K for the
                                             fiscal year ended
                                             September 30, 1988
                                             (File No. 33-18713)
                                             [Exhibit 10(rr)]

  10(i)        Employment Agreement,         Incorporated herein
               dated as of October 21,       by reference to
               1991, between the             Scotts Delaware's
               Registrant (as successor      Annual Report on
               to OMS) and Theodore J.       Form 10-K for the
               Host                          fiscal year ended
                                             September 30, 1993
                                             (File No. 0-19768)
                                             [Exhibit 10(g)]

  10(j)        Stock Option Plan and         Incorporated herein
               Agreement, dated as of        by reference to the
               January 9, 1992, between      Registrant's Annual
               the Registrant (as            Report on Form 10-K
               successor to Scotts           for the fiscal year
               Delaware) and                 ended September 30,
               Theodore J. Host              1994 (File
                                             No. 0-19768)
                                             [Exhibit 10(f)]

  10(k)        The O. M. Scott & Sons        Incorporated herein
               Company Excess Benefit        by reference to
               Plan effective October 1,     Scotts Delaware's
               1993                          Annual Report on
                                             Form 10-K for the
                                             fiscal year ended
                                             September 30, 1993
                                             (File No. 0-19768)
                                             [Exhibit 10(h)]

  10(l)        The Scotts Company 1992       Incorporated herein
               Long Term Incentive Plan      by reference to
                                             Scotts  Delaware's   Registration
                                             Statement  on Form S-8 filed with
                                             the  SEC  on   March   26,   1993
                                             (Registration    No.    33-60056)
                                             [Exhibit 4(f)]

  10(m)        The Scotts Company 1995       Incorporated herein
               Executive Annual              by reference to the
               Incentive Plan                Registrant's Annual
                                             Report on Form 10-K
                                             for the fiscal year
                                             ended September 30,
                                             1995 (File
                                             No. 1-11593)
                                             [Exhibit 10(m)]

EXHIBIT               DESCRIPTION                  LOCATION
   NO.

  10(n)        Letter of understanding,      Incorporated herein
               dated October 11, 1993,       by reference to the
               regarding terms of            Registrant's Annual
               employment of                 Report on Form 10-K
               John A. Neal by the           for the fiscal year
               Registrant                    ended September 30,
                                             1995 (File
                                             No. 1-11593)
                                             [Exhibit 10(n)]

  10(o)        Letter of understanding,      Incorporated herein
               dated October 11, 1993,       by reference to the
               regarding terms of            Registrant's Annual
               employment of                 Report on Form 10-K
               Lisle J. Smith by the         for the fiscal year
               Registrant                    ended September 30,
                                             1995 (File
                                             No. 1-11593)
                                             [Exhibit 10(o)]

  10(p)        Employment Agreement,         Incorporated herein
               dated as of May 19, 1995,     by reference to the
               between the Registrant        Registrant's Annual
               and James Hagedorn            Report on Form 10-K
                                             for the fiscal year
                                             ended September 30,
                                             1995 (File
                                             No. 1-11593)
                                             [Exhibit 10(p)]

  11(a)        Computation of Net Income     Page 60
               Per Common Share

  21           Subsidiaries of the           Incorporated herein
               Registrant                    by reference to the
                                             Registrant's   Annual  Report  on
                                             Form  10-K  for the  fiscal  year
                                             ended  September  30,  1995 (File
                                             No. 1-11593) [Exhibit 21]

  23           Consent of Independent        Page 61
               Accountants

  27           Financial Data Schedule       Page 62





SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE SCOTTS COMPANY


                              By
                                     Tadd C. Seitz
                                     Chairman of the Board, Interim
                                     President and Chief Executive Officer



Dated ____________________, 1996