Form 10-Q/A
period 1995-12-30
SCOTTS COMPANY
filed 1996-03-01
CIK 825542

FORM 10-Q/A

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                          Yes __X__       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             18,931,509                   Outstanding at February
                                                  23, 1996
-------------------------------------    ---------------------------
 Common Shares, voting, no par value

                              Page 1 of 18 pages

                           Exhibit Index at page 16

                      THE SCOTTS COMPANY AND SUBSIDIARIES

                                     INDEX


                                                                  PAGE NO.

Part  I.  Financial Information:

  Item 1.  Financial Statements
        Consolidated Statements of Income - Three month periods ended
        December 31, 1994 and December 30, 1995 .....................3

        Consolidated Statements of Cash Flows - Three month periods ended December 31, 1994 and December 30, 1995 ...............4

        Consolidated Balance Sheets -
        December 31, 1994, December 30, 1995 and September
        30, 1995 ....................................................5

        Notes to Consolidated Financial Statements ..................6-10

  Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations ...............11-13


Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K .........................14


Signatures ..........................................................15


Exhibit Index .......................................................16

                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS


                      THE SCOTTS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (in thousands except per share amounts)




                                              Three Months Ended
                                           December 31   December 30
                                               1994         1995
                                           -------------------------

            Net sales ....................   $ 98,019    $ 117,928
            Cost of sales ................     53,520       64,714
                                             --------    ---------

            Gross profit .................     44,499       53,214
                                             --------    ---------

            Marketing ....................     22,397       27,590
            Distribution .................     14,540       16,465
            General and administrative ...      5,967        8,057
            Research and development .....      2,765        2,663
            Other expenses, net ..........        995        4,469
                                             --------    ---------

            Loss from operations .........     (2,165)      (6,030)

            Interest expense .............      5,694        6,601
                                             --------    ---------

            Loss before income tax benefit     (7,859)     (12,631)

            Income tax benefit ...........     (3,261)      (5,457)
                                             --------    ---------

            Net loss .....................   $ (4,598)   $  (7,174)
                                             ========    =========

            Net loss per common share ....   $   (.25)   $    (.51)
                                             ========    =========


            Common shares used in net loss
              per common share computation     18,667       18,689
                                               ======       ======


See Notes to Consolidated Financial Statements

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)


                                                            Three Months Ended
                                                         December 31 December 30
                                                            1994          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .........................................     $ (4,598)     $ (7,174)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization ................        5,801         7,280
      Equity in income of unconsolidated ...........         --            (191)
          business
      Postretirement benefits ......................          166            45
      Net increase in certain components of
          working capital ..........................      (45,543)      (81,432)
      Net increase in other assets and
          liabilities and other adjustments ........          354           291
                                                         --------      --------

            Net cash used in operating .............      (43,820)      (81,181)
               activities ..........................         --            --

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in plant and equipment, net ...........       (5,012)       (3,593)
  Investment in affiliate ..........................         (250)         --
                                                         --------      --------

            Net cash used in investing .............       (5,262)       (3,593)
               activities ..........................         --            --

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on term and other debt ..................         (727)         (182)
  Revolving lines of credit and bank line of .......       44,646        88,474
     credit, net
  Dividends on preferred stock .....................          -          (2,436)
                                                                       --------

            Net cash provided by financing
                activities .........................       43,919        85,856

Effect of exchange rate changes on cash ............         (122)         (207)
                                                         --------      --------

Net increase (decrease) in cash ....................       (5,285)          875

Cash at beginning of period ........................       10,695         7,028
                                                         --------      --------

Cash at end of period ..............................     $  5,410      $  7,903
                                                         ========      --------

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net of amount capitalized .........     $  2,082      $  3,343
  Income taxes paid ................................     $    890      $  1,364


See Notes to Consolidated Financial Statements

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                (in thousands)

                                    ASSETS

                                          December 31  December 30  September 30
                                              1994       1995          1995

Current Assets:
  Cash and cash equivalents .............   $   5,410    $   7,903    $   7,028
  Accounts receivable, less allowances
   of $3,213, $3,381 and $3,406,
   respectively .........................     128,454      196,373      176,525
  Inventories, net ......................     145,095      184,629      143,953
  Prepaid and other assets ..............      17,240       22,637       23,354
                                            ---------    ---------    ---------
   Total current assets .................     296,199      411,542      350,860
                                            ---------    ---------    ---------

Property, plant and equipment, net ......     141,556      147,787      148,754
Trademarks, net .........................        --         88,688       89,250
Other intangibles, net ..................      27,485       23,513       24,421
Goodwill ................................     103,926      178,794      179,988
Other assets ............................       4,957       15,883       15,772
                                            ---------    ---------    ---------

   Total Assets .........................   $ 574,123    $ 866,207    $ 809,045
                                            =========    =========    =========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Revolving credit line .................   $  68,062    $  36,071    $      97
  Current portion of term debt ..........       5,540          417          421
  Accounts payable ......................      53,565       54,414       63,207
  Other current liabilities .............      24,000       36,485       41,409
  Accrued taxes .........................      11,065       11,058       18,728
                                            ---------    ---------    ---------
   Total current liabilities ............     162,232      138,445      123,862
                                            ---------    ---------    ---------

Term debt, less current portion .........     217,618      324,368      272,025
Postretirement benefits other
  than pensions .........................      27,180       27,204       27,159
Other liabilities .......................       3,492        5,152        5,209
                                            ---------    ---------    ---------

   Total Liabilities ....................     410,522      495,169      428,255
                                            ---------    ---------    ---------

Commitments and Contingencies

Shareholders' Equity:
  Class A Convertible Preferred Stock, ..        --        177,255      177,255
     no par value
  Common Shares .........................         211          211          211
  Capital in excess of par value ........     193,418      207,557      207,551
  Retained earnings .....................       9,277       23,062       32,672
  Cumulative translation gain ...........       2,136        3,934        4,082
  Treasury stock, 2,415 shares in 1994
     and 2,388 shares ...................     (41,441)     (40,981)     (40,981)
                                            ---------    ---------    ---------
   in 1995 at cost
   Total Shareholders' Equity ...........     163,601      371,038      380,790
                                            ---------    ---------    ---------

   Total Liabilities and Shareholders'
      Equity ............................   $ 574,123    $ 866,207    $ 809,045
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

    The consolidated balance sheets as of December 31, 1994 and December 30, 1995, the related consolidated statements of income for the three month periods ended December 31, 1994 and December 30, 1995 and the related consolidated statements of cash flows for the three month periods ended December 31, 1994 and December 30, 1995 are unaudited; however, in the opinion of management, such financial statements contain all adjustments necessary for the fair presentation of the Company's financial position and results of operations. Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities Exchange Act of 1934, and should be read in conjunction with the financial statements and accompanying notes in Scotts' fiscal 1995 Annual Report on Form 10-K/A.

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

2.  RESTATEMENT

    In February 1996, the Company restated its earnings for the year ended September 30, 1995 for the understatement of accrued liabilities related to promotional allowances provided to retail customers. Accordingly the consolidated balance sheets at September 30, 1995 and December 30, 1995 have been adjusted to reflect the restatement.

3.  INVENTORIES
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

         (in thousands, except per share amounts)

                                          Three Months Ended
                                          December 31, 1994

         Net sales .......................... $ 109,906
                                              =========

         Net loss ........................... $  (3,769)
                                              =========

         Net loss per common share .......... $   (0.33)
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

6.  ACCOUNTING ISSUES

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

7.  OTHER EXPENSE

    Other expenses consisted of the following for the three months ended:

                                      December 31,  December 30,
                                         1994          1995
                                         ------        ----

            Foreign currency loss     $   362      $    180
            Facility closings               -           504
            Amortization                  853         2,172
            Personnel reduction                       1,600
            charge
            Royalty income               (140)         (142)
            Equity in income of
                unconsolidated              -          (191)
            businesses
            Other                         (80)          346
                                         ----        ------

            Total                     $    995      $ 4,469
                                          ====        =====

8.  NET LOSS PER COMMON SHARE

    Net loss per common share is based on the weighted average number of common shares and common share equivalents (stock options, convertible preferred stock and warrants) outstanding each period.

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements



    The following table presents information necessary to calculate net loss per common share.

                                            THREE MONTHS ENDED
             (in thousands)              December 31,   December 30,
                                            1994           1995

             Net loss                    $   (4,598)  $  (7,174)
             Preferred stock dividend             -      (2,436)
                                         ----------     -------
             Net loss applicable to
                 common shares           $   (4,598)  ($   9,610)
                                            =======      =======
             Common shares outstanding:
             Weighted average                18,667       18,689
                                            ======       ======
             outstanding

             Net loss per common share   $    (.25)    $    (.51)
                                            =====        ========


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

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


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

Results of Operations

Three Months Ended December 30, 1995 versus Three Months Ended December 31, 1994 (restated)

Net sales increased to $117.9 million, up 20.3%. The increase is attributed to additional unit sales volume which increased sales 16.7% and increases in average selling prices of approximately 3.6%. Increased purchases from the marketing program incentivizing retailers to purchase their spring requirements early ($13.7 million) and the inclusion of Miracle-Gro ($13.1 million) were the primary factors of the sales gain. On a pro forma basis, including Miracle-Gro, net sales increased by $8.0 million or 7.3%.

Consumer Business Group net sales increased by 37.5% to $76.4 million. The increase is attributed to additional unit sales volume which increased sales 29.8% and increases in average selling prices of approximately 7.7%. Sales increased in all categories including fertilizers, spreaders and garden products. Increased purchases from the retailer incentive program discussed above ($13.7 million) and the inclusion of Miracle-Gro ($13.1 million) were the primary factors of the sales gain. Professional Business Group net sales decreased 6.4% to $26.1 million. The decrease was a result of the loss of exclusivity of an advanced control chemistry and a decrease in Horticulture due to competitive pressures. International sales increased by 5.6% to $15.4 million. The increase resulted primarily from increased sales volume in Canada and the Pacific Rim.

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

Financial Position as of December 30, 1995

Current assets of $411.5 million increased by $60.7 million compared with current assets at September 30, 1995 and by $115.3 compared with current assets at December 31, 1994. The increase compared with September 30, 1995 is primarily attributable to the seasonal nature of the Company's business, with inventory and accounts receivable levels generally being higher in December relative to September. In addition, international inventories increased. The increase compared with December 31, 1994 was due in part to the inclusion of Miracle-Gro's current assets which amounted to $38.7 million. The increase was also caused by higher receivables associated with sales increases in the past six months and to higher inventory levels.

Current liabilities of $138.4 million increased by $14.6 million compared with current liabilities at September 30, 1995 and decreased by $23.8 million compared with current liabilities at December 31, 1994. The increase compared with September 30, 1995 is caused, in part, by increased short-term borrowings, offset by lower trade payables and accrued expenses. The decrease compared with December 31, 1994 is caused by a decrease in short-term debt due to the terms of the Fourth Amended and Restated Credit Agreement (the "Credit Agreement") dated March 17, 1995, which requires the Company to reduce revolving credit borrowing to no more than $225 million for 30 consecutive days each year as compared to $30 million prior to the amendment.

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

Shareholders' equity decreased $9.8 million compared with shareholders' equity at September 30, 1995 and increased by $207.4 million compared with shareholders' equity at December 31, 1994. The decrease compared with September 30, 1995 reflects the net loss for the three months ended December 30, 1995 of $7.2 million, the Convertible Preferred Stock dividends of $2.4 million and the change in the cumulative foreign currency adjustment of $.2 million. The increase compared with December 31, 1994 resulted primarily due to the issuance of Convertible Preferred Stock with a fair market value of $177.3 million and Warrants with a fair market value of $14.4 million in the merger transactions with the Miracle-Gro Companies. The remaining change in shareholders' equity was a result of net income for the twelve months ended December 30, 1995 of $19.8 million and the change in the cumulative foreign currency adjustment of $1.8 million, partially offset by Convertible Preferred Stock dividends of $6.0 million.

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

Contingencies

The Company is involved in various lawsuits and claims that arise in the normal course of business. In the opinion of management, these claims individually and in the aggregate are not expected to result in a material adverse effect on the Company's financial position or results of operations; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters. Additional information with respect to the more significant of these matters is described in footnote number 9 to the Company's Consolidated Financial Statements.

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




                              THE SCOTTS COMPANY



Date        February 29, 1996             /s/Paul D. Yeager
                                             Paul D. Yeager
                                             Executive Vice President
                                             Chief Financial Officer
                                             Principal Accounting Officer

                              THE SCOTTS COMPANY

                      QUARTERLY REPORT ON FORM 10-Q/A FOR
                    FISCAL QUARTER ENDED DECEMBER 30, 1995



                                 EXHIBIT INDEX



Exhibit                                                   Page
 Number              Description                         Number

   11    Computation of Net Income (Loss)
         Per Common Share ................................ 17


   27    Financial Data Schedule ......................... 18