Form 10-Q
period 1996-03-30
SCOTTS COMPANY
filed 1996-05-14
CIK 825542

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 30, 1996

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

                             14111 Scottslawn Road
                            Marysville, Ohio 43041
                    --------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (513) 644-0011
             (Registrant's telephone number, including area code)

                                   No change
          ----------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes X        No____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             18,980,553                  Outstanding at May 6, 1996
- -------------------------------------    ---------------------------
 Common Shares, voting, no par value



                              Page 1 of 27 pages

                           Exhibit Index at page 17

                      THE SCOTTS COMPANY AND SUBSIDIARIES

                                     INDEX




                                                                      Page No.

Part  I.  Financial Information:

Item 1. Financial Statements
        Consolidated Statements of Income - Three month and
        six month periods ended April 1, 1995 and March 30, 1996 ....... 3

        Consolidated Statements of Cash Flows - Six month periods
        ended April 1, 1995 and March 30, 1996 ......................... 4

        Consolidated Balance Sheets - April 1, 1995,
        March 30, 1996 and September 30, 1995 .......................... 5

        Notes to Consolidated Financial Statements ..................... 6-10

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations .................. 11-14


Part II.  Other Information:

         Item 1.  Legal Proceedings .................................... 15

         Item 4.  Submission of Matters to a Vote of Security Holders .. 15

         Item 6.  Exhibits and Reports on Form 8-K ..................... 15


Signatures ............................................................. 16


Exhibit Index .......................................................... 17

                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (in thousands except per share data)


                                    Three Months Ended        Six Months Ended
                                   April 1     March 30     April 1     March 30
                                    1995         1996        1995        1996


Net sales ......................   $236,092   $ 251,224    $334,111   $ 369,152
Cost of sales ..................    123,890     134,835     177,410     199,549
                                   --------   ---------    --------   ---------

Gross profit ...................    112,202     116,389     156,701     169,603
                                   --------   ---------    --------   ---------

Marketing ......................     38,513      44,135      60,910      71,725
Distribution ...................     30,479      28,726      45,019      45,191
General and administrative .....      6,997       8,969      12,964      17,026
Research and development .......      2,963       2,905       5,728       5,568
Amortization of goodwill .......      1,374       2,236       2,227       4,408
  and other intangibles
Other (income) expense, net ....        184        (837)        326        (595)
Unusual items ..................       --         3,176        --         5,231
                                   --------   ---------    --------   ---------

Income from operations .........     31,692      27,079      29,527      21,049

Interest expense ...............      8,114       8,118      13,808      14,719
                                   --------   ---------    --------   ---------

Income before income taxes .....     23,578      18,961      15,719       6,330

Income taxes ...................      9,785       8,331       6,523       2,874
                                   --------   ---------    --------   ---------

Net income .....................     13,793      10,630       9,196       3,456
                                   ========   =========    ========   =========

Net income (loss) per common ...   $    .73   $     .36    $    .49   $    (.08)
  share (note 7)                   ========   =========    ========   =========


Common shares used in net
  income (loss) per common .....     18,820      29,350      18,762      18,778
  share computation                ========   =========    ========   =========




See Notes to Consolidated Financial Statements

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)



                                                            Six Months Ended
                                                         April 1      March 30
                                                           1995         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .....................................     $   9,196      $   3,456
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Depreciation and amortization ..............        11,908         14,320
      Equity in income of unconsolidated .........                         (382)
        business
      Postretirement benefits ....................           204             90
      Unusual charges ............................          --            4,476
      Net increase in certain components of
          working capital ........................      (130,838)      (167,245)
      Net change in other assets and
          liabilities and other adjustments ......          (504)         2,019
                                                         -------        -------
            Net cash used in operating                  (110,034)      (143,266)
              activities .........................       -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in plant and equipment, net .........       (10,891)        (8,355)
  Investment in software .........................          (483)          --
  Investment in Affiliate ........................          (250)          --
                                                       ---------      ---------

            Net cash used in investing                   (11,624)        (8,355)
              activities .........................     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on term and other debt ................        (1,197)          (264)
  Revolving lines of credit and bank line ........       118,378        153,318
    of credit, net
  Issuance of Common Shares ......................          --            5,055
  Deferred financing costs incurred ..............          (275)          --
  Dividends on preferred stock ...................          --           (4,874)
                                                         -------        -------
            Net cash provided by financing               116,906        153,235
              activities .........................       -------        -------

Effect of exchange rate changes on cash ..........           676           (155)
                                                       ---------      ---------

Net increase (decrease) in cash ..................        (4,076)         1,459

Cash at beginning of period ......................        10,695          7,028
                                                       ---------      ---------

Cash at end of period ............................     $   6,619      $   8,487
                                                       =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net of amount capitalized .......     $  14,007      $  12,171
  Income taxes paid ..............................     $     996      $   2,589


See Notes to Consolidated Financial Statements

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                    ASSETS

                                                   Unaudited
                                             April 1     March 30   September 30
                                              1995         1996         1995
                                            _________    _________    ________
Current Assets:
  Cash ..................................   $   6,619    $   8,487    $   7,028
  Accounts receivable, less allowances
   of $3,395, $3,908 and $3,406,
   respectively .........................     252,509      315,392      176,525
  Inventories ...........................     143,574      187,370      143,953
  Prepaid and other assets ..............      18,601       21,907       23,354
                                            ---------    ---------    ---------
   Total current assets .................     421,303      533,156      350,860
                                            ---------    ---------    ---------

Property, plant and equipment, net ......     143,791      147,382      148,754
Trademarks, net .........................        --         88,125       89,250
Other intangibles, net ..................      26,529       22,096       24,421
Goodwill, net ...........................     103,224      181,600      179,988
Other assets ............................       9,755       15,818       15,772
                                            ---------    ---------    ---------

   Total Assets .........................   $ 704,602    $ 988,177    $ 809,045
                                            =========    =========    =========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Revolving credit line .................   $  39,852    $ 100,915    $      97
  Current portion of term debt ..........        --            221          421
  Accounts payable ......................      79,591       78,639       63,207
  Accrued liabilities ...................      24,258       46,682       41,409
  Accrued taxes .........................      20,572       21,125       18,728
                                            ---------    ---------    ---------
   Total current liabilities ............     164,273      247,582      123,862
                                            ---------    ---------    ---------

Term debt, less current portions ........     324,630      324,500      272,025
Postretirement benefits other than
   pensions .............................      27,218       27,249       27,159
Other liabilities .......................       7,622        5,103        5,209
                                            ---------    ---------    ---------

   Total Liabilities ....................     523,743      600,434      428,255
                                            ---------    ---------    ---------

Shareholders' Equity:
  Class A Convertible Preferred Stock,
   no par value .........................        --        177,255      177,255
  Common Shares, no par value ...........         211          211          211
  Capital in excess of par value ........     193,155      207,695      207,551
  Retained earnings .....................      23,071       31,254       32,672
  Cumulative translation gain ...........       5,863        3,391        4,082
  Treasury stock, 2,415 shares on
    April 1, 1995, 2,102 shares on
    March 30, 1996 and 2,388 shares .....     (41,441)     (36,063)     (40,981)
    on September 30, 1995 at cost           ---------    ---------    ---------
    Total Shareholders' Equity ..........     180,859      383,743      380,790
                                            ---------    ---------    ---------

   Total Liabilities and Shareholders'
     Equity .............................   $ 704,602    $ 988,177    $ 809,045
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

    The consolidated balance sheets as of April 1, 1995 and March 30, 1996, the related consolidated statements of income for the three and six month periods ended April 1, 1995 and March 30, 1996 and the related consolidated statements of cash flows for the six month periods ended April 1, 1995 and March 30, 1996 are unaudited; however, in the opinion of management, such financial statements contain all adjustments necessary for the fair presentation of the Company's financial position, results of operations and cash flows. Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities Exchange Act of 1934, and should be read in conjunction with the financial statements and accompanying notes in the Company's fiscal 1995 Annual Report on Form 10-K/A.

2.  Inventories
    (in thousands)

    Inventories, net of allowances of $6,118, $6,916 and $6,711, consisted of:

                                        April 1       March 30     September 30
                                         1995           1996          1995

Raw material ......................    $ 56,326       $ 64,563       $ 71,431
Finished products .................      87,248        122,807         72,522
                                       --------       --------       --------
    Total Inventories .............    $143,574       $187,370       $143,953
                                       ========       ========       ========

3.  Foreign Exchange Instruments

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

    Realized and unrealized foreign exchange gains and losses are recognized and offset foreign exchange gains or losses on the underlying exposure. Unrealized gains and losses that are designated and effective as hedges on such transactions are deferred and recognized in income in the same period as the hedged transactions. The net unrealized gain deferred totaled $49,379 at March 30, 1996.

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements



    At March 30, 1996, the Company's European operations had foreign exchange risk in various currencies tied to the Dutch guilder. These currencies are: the Australian Dollar, Belgian Franc, German Mark, Spanish Peseta, Italian Lira, French Franc, British Pound and the U. S. Dollar. The Company's U. S. operations have foreign exchange rate risk in the Canadian Dollar, the Dutch Guilder and the British Pound which are tied to the U.
    S. Dollar. As of March 30, 1996, the Company had outstanding forward foreign exchange contracts with a contract value of approximately $24.1 million and outstanding purchased currency options with a contract value of approximately $4.7 million. These contracts have maturity dates ranging from April 3, 1996 to October 2, 1996.

4.  Acquisitions

    Effective May 19, 1995, the Company completed the merger transactions with Stern's Miracle-Gro Products, Inc. and affiliated companies (the "Miracle-Gro Companies"). The ultimate surviving corporation is now known as Scotts' Miracle-Gro Products, Inc. ("Miracle-Gro"). Miracle-Gro is engaged in the marketing and distribution of plant foods and lawn and garden products primarily in the United States, Canada and Europe.

    The following pro forma results of operations give effect to the Miracle-Gro Companies acquisition as if it had occurred on October 1, 1994.

    (in thousands, except per share amounts)
                                        Three Months Ended Six Months Ended
                                             April 1,          April 1,
                                               1995              1995
                                             -------            ------

       Net sales .......................  $  283,711         $  393,617
                                             =======            =======

       Net income ......................  $   21,585         $   17,817
                                            ========            =======

       Net income per common share .....  $      .74         $      .61
                                            ========           ========


    For purposes of computing net income per common share, Scotts' Class A Convertible Preferred Stock is considered a common stock equivalent. Pro forma primary net income per common share for the three months and six months ended April 1, 1995 are calculated using the weighted average common shares outstanding of 29,153,000 and 29,083,000, respectively.

    The pro forma information provided does not purport to be indicative of actual results of operations if the merger transactions with the Miracle-Gro Companies had occurred as of October 1, 1994, and is not intended to be indicative of future results or trends.

5.  Accounting Issues

    In December 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which changes the measurement, recognition and disclosure standards for stock-based compensation. Management is currently evaluating the provisions of SFAS No. 123 and at this time, the effect of adoption of SFAS No. 123 and the related disclosures have not been decided.

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements



6.  Unusual Items

    For the six months ended March 30, 1996, the Company recorded unusual charges of $5.2 million related to site closings and the personnel reduction. These non-recurring charges arose as a direct result of management's commitment to reduce costs and achieve more profitable growth. As of March 30, 1996 approximately $3.3 million has been accrued related to these charges. It is currently anticipated the remaining balance will be expended by the end of fiscal 1996.

7.  Earnings Per Share Computation

    The earnings per share computation is based on the weighted average number of common shares and common share equivalents (stock options, convertible preferred stock and warrants) outstanding each period. The shares of Class A Convertible Preferred Stock were issued in connection with the
    Miracle-Gro merger transactions on May 19, 1995. These shares were not considered in the earnings per share computation for the six months ended March 30, 1996 because they were antidilutive for such period.

    The following table presents information necessary to calculate net income
    (loss) per common share.

                                     Three Months Ended      Six Months Ended
     (in thousands)                  April 1,  March 30,    April 1,  March 30,
                                      1995       1996          1995     1996
                                     ------------------    --------------------

Net income ......................    $13,793    $10,630    $  9,196    $  3,456
Preferred stock dividend ........    N/A           --      N/A            4,874
                                     -------    -------    --------    --------
Income (loss) applicable
  to common shares ..............    $13,793    $10,630    $  9,196    $ (1,418)
                                     =======    =======    ========    ========
Common shares used in net
  income (loss) per
  common share calculation ......     18,820     29,350      18,762      18,778
                                     =======    =======    ========    ========

Income (loss) per common ........    $   .73    $   .36    $    .49    $   (.08)
  share .........................    =======    =======    ========        ====

    Fully diluted net income (loss) per common share is considered to be the same as primary net income (loss) per common share as it was not materially different from primary net income (loss) per common share.

8.  Contingencies

    The Company's management continually evaluates the Company's contingencies, including various lawsuits and claims which arise in the normal course of business. In the opinion of management, its assessment of contingencies is reasonable and that related reserves, in the aggregate, are adequate; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters. The following details the more significant of the Company's identified contingencies.

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements



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

    On January 30, 1996, the United States Environmental Protection Agency (the "U. S. EPA") served a Complaint and Notice of Opportunity for Hearing upon Sierra's wholly-owned subsidiary, Scotts-Sierra Crop Protection
    Company ("Crop Protection"). The Complaint alleges labeling violations under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA") during 1992 and 1993 and proposed penalties totaling $785,000, the maximum allowable under FIFRA according to management's calculations. On April 18, 1996, an EPA Administrative Law judge dismissed the EPA's complaint without prejudice, due to mistakes in the pleadings. If an amended complaint is filed, based upon Crop Protection's good faith compliance actions and FIFRA's provisions for "gravity-based" penalty reductions, management believes Crop Protection's maximum liability to be $200,000, which has been accrued in the financial statements. The Company does not believe that the outcome of this proceeding will have a material adverse effect on its financial condition or results of operations.

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements



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

    On April 14, 1996, in response to discussions with Scotts regarding the possible infringement upon certain Scotts' patents by one or several of Pursell's controlled-release fertilizers, Pursell instituted a second action in the United States District Court for the Northern District of Alabama, Pursell Industries, Inc. v. The Scotts Company, CV-96-AR-931-S (the "Patent Action"). Pursell has alleged, among other things, that Scotts' marking of its Poly-S fertilizers with its patents constitutes false marking under 35 U.S.C. Sec. 292 and that Scotts' conduct constitutes unfair competition. The complaint seeks declarations that, among other things, Scotts' patents are invalid and that Pursell has not infringed any of Scotts' patents. It further seeks that Scotts be enjoined from bringing a patent infringement suit against Pursell and requests that Pursell be awarded its costs of this action and such other relief as deemed proper. The Company does not believe that this action has merit and intends to vigorously defend it and to possibly bring counterclaims against Pursell.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company included elsewhere in this report.

                          NET SALES BY BUSINESS UNIT

     (in thousands)            Three Months Ended
                         April 1, 1995  March 30, 1996   % Change
                         -------------  --------------   --------

     Consumer Lawn         $174,560       $147,336         (15.6)%
     Consumer Garden          6,811         47,235         593.5 %
     Professional            34,073         34,984           2.7 %
     International           20,648         21,669           4.9 %
                           --------       --------

     Consolidated          $236,092       $251,224           6.4 %
                            =======        =======

                               Six Months Ended
                         April 1, 1995  March 30, 1996   % Change
                         -------------  --------------   --------

     Consumer Lawn         $227,813       $211,164         (7.3)%
     Consumer Garden          9,130         59,850        555.5 %
     Professional            61,979         61,115         (1.4)%
     International           35,189         37,023          5.2 %
                           --------       --------

     Consolidated          $334,111       $369,152         10.5 %
                            =======        =======


Results of Operations

Three Months Ended March 30, 1996, versus Three Months Ended April 1, 1995

Net sales increased 6.4% to $251.2 million. The increase is primarily attributed to the inclusion of Miracle-Gro, partially offset by decreases in sales due to the marketing program incentivizing retailers to purchase their spring requirements early, the divestiture of the Peters U.S. consumer water soluble fertilizer business and the late-breaking spring. On a pro forma basis, assuming the Miracle-Gro merger occurred October 1, 1994, net sales decreased by $32.5 million or 11.5%

The Consumer Lawn Business Group had net sales of $147.3 million, a de-crease of 15.6%. The decrease is attributable to the impact of the marketing program incentivizing retailers to purchase their spring requirements early and the late-breaking spring in most parts of the country. The marketing program resulted in large trade inventories entering the 1996 selling season. Sales decreases in fertilizers, spreaders and organics were partially offset by increased seed sales. The Consumer Garden Business Group had net sales of $47.2 million, an increase of 593.5%, due to the inclusion of Miracle-Gro, partially offset by the divestiture of the Peters U.S. consumer water soluble fertilizer business. Professional Business Group net sales increased 2.7% to $35.0 million principally due to volume. International sales increased 4.9% to $21.7 million. The increase resulted primarily from increased sales volume.

Cost of sales represented 53.7% of net sales, up 1.2% compared to 52.5% of net sales last year. The increase was partially attributable to higher raw materials costs and to a lesser extent, sales mix which reflected increased volume in lower margin products.

Operating expenses increased approximately 10.9% due partially to the inclusion of Miracle-Gro. Marketing expenses increased 14.6% due to increased promotional allowances to retailers and increased national advertising. Distribution expenses decreased 5.8% principally as a result of a sales mix which includes Miracle-Gro, which has a proportionately lower distribution cost. General and administrative expenses increased 28.2% due to the inclusion of Miracle-Gro, and increased outside services. Other expenses, net decreased by 554.9% due to lower foreign exchange losses and an increase in income of unconsolidated businesses. Amortization of goodwill and other intangibles increased as a result of the merger with Miracle-Gro. Unusual expenses of $3.2 million were recorded for restructuring charges related to personnel reductions and facilities closings.

The Company's effective tax rate increased from 41.5% to 43.9%. This increase results primarily from an increase in nondeductible amortization of goodwill and intangible assets.

Net income of $10.6 million decreased by $3.2 million from 1995. Among the significant items impacting 1996 results were the inclusion of Miracle-Gro, decreased revenues in the Consumer Lawn Business Group, the $3.2 million charge for restructuring and the higher effective tax rate.

Six Months Ended March 30, 1996 versus Six Months Ended April 1, 1995

Net sales increased to $369.2 million, up 10.5%. The increase is primarily attributed to the inclusion of Miracle-Gro, partially offset by decreases due to the marketing program which incentivized retailers to purchase spring requirements early, the divestiture of the Peters U.S. consumer water soluble fertilizer business, the loss of exclusivity of an advanced control chemistry, and the late-breaking spring. On a pro forma basis, net sales decreased by $24.5 million or 6.2%.

Consumer Lawn Business Group had net sales of $211.2 million, a decrease of 7.3%. The decrease is attributable to the impact of the marketing program incentivizing retailers to purchase their spring requirements early, the divestiture of the Peters U.S. consumer water soluble fertilizer business and the late-breaking spring in most parts of the country. The marketing program resulted in large trade inventories entering the 1996 selling season. Sales decreases in fertilizers, spreaders and organics were partially offset by sales increases in seed. The Consumer Garden Business Group had net sales of $59.9 million, an increase of 555.5% due to the inclusion of Miracle-Gro, partially offset by the divestiture of the Peters U.S. consumer water soluble fertilizer business. Professional Business Group net sales decreased 1.4%. International sales increased 5.2% to $37.0 million. The increase resulted primarily from increased sales volume.

Cost of sales represented 54.1% of net sales, up 1% compared to 53.1% of net sales last year. The increase was partially attributable to higher raw materials costs and to a lesser extent, sales mix which reflected increased volume in lower margin products.

Operating expenses increased 16.8% due partially to the inclusion of Miracle-Gro. Marketing expenses increased 17.8% due to increased promotional allowances to retailers and increased national advertising. Distribution costs increased 0.4% as a result of a sales mix which includes Miracle-Gro, which has a proportionately lower distribution cost. General and administrative expenses increased 31.3% due to the inclusion of Miracle-Gro, increased spending in corporate communications and increased outside services.

Other expenses, net, decreased by 282.5% due to an increase in income of unconsolidated businesses and lower foreign currency exchange impacts. Amortization of goodwill and other intangibles increased as a result of the merger with Miracle-Gro. Unusual expenses of $5.2 million were recorded for restructuring charges related to personnel reductions and facilities closings.

Interest expense increased 6.6%. The increase was caused primarily by an increase in borrowing levels in the first quarter.

The Company's effective tax rate increased from 41.5% to 45.4% in 1996. This increase results primarily from an increase in nondeductible amortization of goodwill and intangible assets.

Net income of $3.5 million decreased by $5.7 million from 1995. Among the significant items impacting 1996 results were the inclusion of Miracle-Gro, decreased revenues in the Consumer Lawns Business Group and Professional Business Group, a $5.2 million charge for restructuring and the higher effective tax rate.

Financial Position as of March 30, 1996

Current assets of $533.2 million increased by $182.3 million compared with current assets at September 30, 1995 and by $111.9 million compared with current assets at April 1, 1995. The increase compared with September 30, 1995 is primarily attributable to the seasonal nature of the Company's business, with inventory and accounts receivable levels generally being higher in March relative to September. The increase compared with April 1, 1995 was due in part to the inclusion of Miracle-Gro's current assets which amounted to $69.4 million. The increase was also caused by higher receivables and higher inventory levels.

Current liabilities of $247.6 million increased by $123.7 million compared with current liabilities at September 30, 1995 and by $83.3 million compared with current liabilities at April 1, 1995. The increase compared with September 30, 1995 is caused in part by increased short-term borrowings, accounts payable and accrued expenses. The increase as compared with April 1, 1995 is caused in part by the inclusion of Miracle-Gro's current liabilities which amount to $19.9 million . The increase was also caused by higher short-term borrowings and accrued expenses.

Capital expenditures for the year ended September 30, 1996 are expected to be approximately $20.0 million. The Credit Agreement restricts the amount the Company may spend on capital expenditures to $50 million per year for fiscal 1996 and each year thereafter. Fiscal 1996 capital expenditures are expected to be financed with cash provided by operations and utilization of available credit facilities.

Long-term debt increased by $52.5 million compared with long-term debt at September 30, 1995. The increase as compared to September 30, 1995 was to support the seasonal increase in working capital and capital expenditures.

Shareholders' equity increased by $3.0 million compared with shareholders' equity at September 30, 1995 and by $202.9 million compared with shareholders' equity at April 1, 1995. The increase compared with September 30, 1995 reflects net income for the six months of $3.5 million and the issuance of treasury stock for options exercised of $5.1 million offset by Convertible Preferred Stock dividends of $4.9 million and the change in the cumulative foreign currency adjustment of $0.7 million. The increase compared with April 1, 1995 is primarily a result of the merger with Miracle-Gro, including the issuance of Convertible Preferred Stock with a fair market value of $177.3 million and Warrants with a fair market value of $14.4 million. The remaining change in shareholders' equity was a result of net income for the twelve months ended March 30, 1996 of $16.6 million, and the issuance of treasury stock for options exercised of $5.5 million offset by the change in the cumulative foreign currency adjustment of $2.5 million and Convertible Preferred Stock dividends of $8.4 million.

The Company has foreign exchange rate risk related to international earnings and cash flows. During fiscal 1995, a management program was designed to minimize the exposure to adverse currency impacts on the cash value of the Company's non-local currency receivables and payables, as well as the associated earnings impact. The Company has entered into forward foreign exchange contracts and purchased currency options tied to the economic value of receivables, payables and expected cash flows denominated in non-local foreign currencies. Management anticipates that these financial instruments will act as an effective hedge against the potential adverse impact of exchange rate fluctuations on the Company's results of operations, financial condition and liquidity. It is recognized, however, that the program is intended to minimize but cannot completely eliminate the Company's exposure to adverse foreign currency movements.

As of March 30, 1996, the Company's European operations had foreign exchange risk in various currencies tied to the Dutch Guilder. These currencies include the Australian Dollar, Belgian Franc, German Mark, Spanish Peseta, Italian Lira, French Franc, British Pound and the U.S. Dollar. The Company's U.S. operations had foreign exchange rate risk in the Canadian Dollar, Dutch Guilder and the British Pound which are tied to the U.S. Dollar. As of March 30, 1996, outstanding foreign exchange forward contracts had a contract value of approximately $24.1 million and outstanding purchased currency options had a contract value of approximately $4.7 million. These contracts have maturity dates ranging from April 3, 1996 to October 2, 1996.

The primary sources of liquidity for the Company are funds generated by operations and borrowings under the Company's Credit Agreement. As amended, the Credit Agreement is unsecured and provides up to $375 million through March 31, 2000 and does not contain a term loan facility.

In the opinion of the Company's management, cash flows from operations and capital resources will be sufficient to meet debt service and working capital needs during the 1996 fiscal year.

Inflation

The Company is subject to the effect of changing prices. The Company has, however, generally been able to pass along inflationary increases in its costs by increasing the prices of its products.

Selective price increases for products which contain urea became effective at the beginning of 1996. The price increases offset higher urea prices experienced by the Company. In addition, the Company has entered into a supply agreement through the year 2000, under which the Company is required to purchase set tonnage of urea at a set price.

Accounting Issues

In December 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation" which changes the measurement, recognition and disclosure standards for stock-based compensation. Management is currently evaluating the provisions of SFAS No. 123 and at this time, the effect of adopting SFAS No. 123 on the results of operations and the method of disclosure has not been determined.

Contingencies

The Company's management continually evaluates the Company's contingencies, including various lawsuits and claims which arise in the normal course of business. In the opinion of management, its assessment of contingen-cies is reasonable and the related reserves, in the aggregate, are adequate; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters. Additional information with respect to the more significant of these matters is described in footnote number 8 to the Company's Consolidated Financial Statements.

PART II - OTHER INFORMATION


Item 1      Legal Proceedings

      Please see the information provided in Footnote 8 to the Company's Consolidated Financial Statements on pages 8 and 9 of this Report, which information is incorporated herein by reference.

Item 2-3

      Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held in Columbus, Ohio on April 9, 1996.

      The result of the vote of the shareholders for each of the matters submitted to the shareholders at the Annual Meeting is as follows:

      A.  The proposal to elect three directors for terms of three years:

            Nominee            Votes For       Withheld      Not Voted
           ---------          -----------     ----------    -----------
       James Hagedorn         23,141,916                       80,507
       Karen Gordon Mills     23,177,933                       44,490
       Tadd C. Seitz          23,168,953                       53,470

      Each of the nominees was elected. The Directors whose terms of office continue after the Annual Meeting are James B Beard, John Kenlon, John
      M. Sullivan, L. Jack VanFossen, John S. Chamberlin, Joseph P. Flannery, Horace Hagedorn and Donald A.
      Sherman.

      B. The proposal to approve the adoption of the Company's 1996 Stock Option Plan:

                                                               Broker
                For             Against        Abstain       Non Votes
               -----           ---------      ---------     -----------
            18,945,876          425,050        792,046       3,059,451

            This proposal was approved.

Item 6 - Exhibits and Reports on Form 8-K.

      (a) See Exhibit Index at page 16 for a list of the exhibits included herewith.

      (b) No reports on Form 8-K were filed during the fiscal quarter ended March 30, 1996.

                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              THE SCOTTS COMPANY



Date    May 14, 1996               /s/  Paul D. Yeager
                                   -----------------------------------
                                        Paul D. Yeager
                                        Executive Vice President
                                        Chief Financial Officer
                                        Principal Accounting Officer

                              THE SCOTTS COMPANY
                       QUARTERLY REPORT ON FORM 10-Q FOR
                      FISCAL QUARTER ENDED MARCH 30, 1996
                                 EXHIBIT INDEX


 Exhibit                                                        Page
  Number              Description                              Number
- ------------------------------------------------------------------------------

   10    The Scotts Company 1996 Stock Option Plan ......... Pages 18-25


   11    Computation of Net Income Per Common Share ........ Page 26


   27    Financial Data Schedule ........................... Page 27