Form 10-Q
period 1996-06-29
SCOTTS COMPANY
filed 1996-08-12
CIK 825542

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 29, 1996

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
                                                   Yes   X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 18,575,021                       Outstanding at August 5, 1996
- ---------------------------------------------     -----------------------------
    Common Shares, voting, no par value




                              Page 1 of 19 pages

                           Exhibit Index at page 17

                      THE SCOTTS COMPANY AND SUBSIDIARIES

                                     INDEX





                                                                      Page No.

Part  I.  Financial Information:

  Item 1.  Financial Statements (unaudited)
    Consolidated Statements of Income - Three month and nine
      month periods ended July 1, 1995 and June 29, 1996 ...............  3

    Consolidated Statements of Cash Flows - Nine month
      periods ended July 1, 1995 and June 29, 1996 .....................  4

    Consolidated Balance Sheets - July 1, 1995,
      June 29, 1996 and September 30, 1995 .............................  5

    Notes to Consolidated Financial Statements ......................  6-10

  Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations ................... 11-14


Part  II.  Other Information:

  Item 6.  Exhibits and Reports on Form 8K ............................  15


Signatures ............................................................  16


Exhibit Index .........................................................  17

                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS


                      THE SCOTTS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (in thousands except per share data)



                                         Three Months Ended         Nine Months Ended
                                         -------------------       -------------------
                                         July 1      June 29       July 1      June 29
                                          1995        1996          1995         1996
                                         ------      -------       ------      -------

Net sales ..........................   $ 229,028    $ 247,965    $ 563,139    $ 617,117
Cost of sales ......................     120,515      133,122      297,925      332,671
                                       ---------    ---------    ---------    ---------

Gross profit .......................     108,513      114,843      265,214      284,446
                                       ---------    ---------    ---------    ---------

Marketing ..........................      34,627       44,805       95,537      116,530
Distribution .......................      35,714       32,748       80,733       77,939
General and administrative .........       7,344        7,785       20,308       24,811
Research and development ...........       2,515        2,420        8,243        7,988
Amortization of goodwill and .......       1,571        2,199        3,798        6,607
other intangibles
Other income .......................        (511)        (291)        (185)        (886)
Unusual expenses ...................        --          3,322         --          8,553
                                       ---------    ---------    ---------    ---------

Income from operations .............      27,253       21,855       56,780       42,904

Interest expense ...................       6,838        6,911       20,646       21,630
                                       ---------    ---------    ---------    ---------

Income before income taxes .........      20,415       14,944       36,134       21,274

Income taxes .......................       7,389        7,338       13,912       10,212
                                       ---------    ---------    ---------    ---------

Net income .........................      13,026        7,606       22,222       11,062

Preferred stock dividend ...........       1,122        2,438        1,122        7,313
                                       ---------    ---------    ---------    ---------

Income available to common .........   $  11,904    $   5,168    $  21,100    $   3,749
  shareholders .....................    ========         ====     ========       ======

Income per common share (Note 7) ...   $     .55    $     .26    $    1.09    $     .20
                                       =========    =========    =========    =========

Common shares used in net
 income per common share computation      23,580       29,352       20,380       19,068
                                       =========    =========    =========    =========



See Notes to Consolidated Financial Statements

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                             Nine Months Ended
                                                             -----------------
                                                             July 1     June 29
                                                              1995        1996
                                                             ------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...........................................   $  22,222    $ 11,062
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization ..................      18,427      22,067
        Equity in income of affiliates .................        --          (349)
        Postretirement benefits ........................         242         135
        Unusual charges, net ...........................        --         6,734
        Net increase (decrease) in certain
            components of working capital ..............     (15,036)     30,294
        Net change in other assets and
            liabilities and other adjustments ..........        (203)      6,384
                                                           ---------    --------

               Net cash provided by operating activities      25,652      76,327
                                                           ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in plant and equipment, net ...............     (15,697)    (10,972)
  Investment in Affiliate                                       (250)
  Cash acquired in merger with Miracle-Gro .............       6,448
                                                            --------    --------

               Net cash used in investing activities ...      (9,499)    (10,972)
                                                           ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under term debt ...........................     113,500        --
  Payments on term and other debt ......................      (1,353)       (276)
  Revolving lines of credit and bank line of credit, net    (128,121)    (49,657)
  Purchase of Common Shares ............................        --        (4,176)
  Issuance of Common Shares ............................        --         7,406
  Deferred financing costs incurred ....................        (473)       --
  Dividends on preferred stock .........................      (1,122)     (7,313)
                                                           ---------    --------

               Net cash used in financing activities ...     (17,569)    (54,016)
                                                           ---------    --------

Effect of exchange rate changes on cash ................       1,393      (1,458)
                                                           ---------    --------

Net (decrease) increase in cash ........................         (23)      9,881

Cash at beginning of period ............................      10,695       7,028
                                                           ---------    --------

Cash at end of period ..................................   $  10,672    $ 16,909
                                                           =========    ========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net of amount capitalized .............   $  17,610    $ 18,158
  Income taxes paid ....................................      10,855       3,799
  Detail of Miracle-Gro merger transactions:
    Fair value of assets acquired ......................     235,564        --
    Liabilities assumed ................................     (39,875)       --
    Class A Convertible Preferred Stock issued
        in Miracle-Gro merger transactions .............    (177,255)       --
    Warrants issued in Miracle-Gro merger transactions .     (14,434)       --


See Notes to Consolidated Financial Statements


                     THE SCOTTS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                    ASSETS


                                                                          Unaudited
                                                                        --------------
                                                               July 1      June 29    September 30
                                                                1995        1996         1995
                                                               ------      -------    ------------
Current Assets:
  Cash ...................................................   $  10,672    $  16,909    $   7,028
  Accounts receivable, less allowances
    of $4,313, $5,153 and $3,406, respectively ...........     142,309      124,290      176,525
  Inventories, net .......................................     155,550      157,495      143,953
  Prepaid and other assets ...............................      20,838       21,958       23,354
                                                             ---------    ---------    ---------
    Total current assets .................................     329,369      320,652      350,860
                                                             ---------    ---------     --------

Property, plant and equipment, net .......................     145,721      143,331      148,754
Trademarks ...............................................      89,469       87,561       89,250
Other intangibles, net ...................................      25,932       20,812       24,421
Goodwill .................................................     185,810      181,380      179,988
Other assets .............................................      20,858       14,244       15,772
                                                             ---------    ---------    ---------

    Total Assets .........................................   $ 797,159    $ 767,980    $ 809,045
                                                             =========    =========    =========


              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Revolving credit line ..................................   $  14,545    $   1,811    $      97
  Current portion of term debt ...........................         508         --            421
  Accounts payable .......................................      62,820       54,019       63,207
  Accrued liabilities ....................................      38,874       47,087       41,409
  Accrued taxes ..........................................      17,925       26,092       18,728
                                                             ---------    ---------    ---------
    Total current liabilities ............................     134,672      129,009      123,862
                                                             ---------    ---------    ---------

Term debt, less current portion ..........................     243,041      220,799      272,025
Postretirement benefits other than pensions ..............      27,256       27,324       27,159
Other liabilities ........................................       7,929        5,036        5,209
                                                             ---------    ---------    ---------

    Total Liabilities ....................................     412,898      382,168      428,255
                                                             ---------    ----------   ---------

Shareholders' Equity:
  Class A Convertible Preferred Stock, no par value ......     177,255      177,255      177,255
  Common Shares, no par value ............................         211          211          211
  Capital in excess of par value .........................     207,569      207,572      207,551
  Retained earnings ......................................      34,975       36,423       32,672
  Cumulative translation adjustments .....................       5,692        2,110        4,082
  Treasury stock, 2,415 shares on
    July 1, 1995, 2,184 shares on
    June 29, 1996 and 2,388 shares
    on September 30, 1995 at cost ........................     (41,441)     (37,759)     (40,981)
                                                             ---------    ----------    --------
    Total Shareholders' Equity ...........................     384,261      385,812      380,790
                                                             ---------    ----------    --------

    Total Liabilities and Shareholders' Equity ...........   $ 797,159    $ 767,980    $ 809,045
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

          The consolidated balance sheets as of July 1, 1995 and June 29, 1996, the related consolidated statements of income for the three and nine month periods ended July 1, 1995 and June 29, 1996 and the related consolidated statements of cash flows for the nine month periods ended July 1, 1995 and June 29, 1996 are unaudited; however, in the opinion of management, such financial statements contain all adjustments necessary for the fair presentation of the Company's financial position, results of operations and cash flows. Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities Exchange Act of 1934, and should be read in conjunction with the financial statements and accompanying notes in the Company's fiscal 1995 Annual Report on Form 10-K/A.

2.   Inventories
     (in thousands)

          Inventories, net of allowances of $5,736, $6,782 and $6,711, consisted of:

                                      July 1          June 29       September 30
                                       1995             1996            1995
                                      ------          -------       ------------

      Raw materials                  $ 66,246          $ 51,318       $ 71,431
      Finished products                89,304           106,177         72,522
                                     --------           -------       --------
           Total Inventories         $155,550          $157,495       $143,953
                                      =======           =======        =======

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

          Realized and unrealized foreign exchange gains and losses are recognized and offset foreign exchange gains or losses on the underlying exposure. Unrealized gains and losses that are designated and effective as hedges on such transactions are deferred and recognized in income in the same period as the hedged transactions. The net unrealized gain deferred totaled $190,812 at June 29, 1996.

          At June 29, 1996, the Company's European operations had foreign exchange risk in various European currencies tied to the Dutch Guilder. These currencies are: the Australian Dollar, Belgian Franc, German Mark, Spanish Peseta, Italian Lira, French Franc, British Pound and the U. S. Dollar. The Company's U. S. operations have foreign exchange rate risk in the Canadian Dollar, the Dutch Guilder and the British Pound which are tied to the U. S. Dollar.

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements



          As of June 29, 1996, the Company had outstanding forward foreign exchange contracts with a contract value of approximately $12.8 million and outstanding purchased currency options with a contract value of approximately $2.0 million. These contracts have maturity dates ranging from July 3, 1996 to October 2, 1996.

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

          The following pro forma results of operations give effect to the Miracle-Gro Companies merger transactions as if they had occurred on October 1, 1994.

                                       (in thousands, except per share amounts)
                                       Three Months Ended     Nine Months Ended
                                              July 1,               July 1,
                                               1995                  1995
                                              ------                ------

         Net sales                         $  257,874             $  651,491
                                              =======                =======

         Net income                        $   14,992             $   32,809
                                              =======                =======

         Income per common share           $      .51             $     1.13
                                              =======                =======

          For purposes of computing net income per common share, Scotts' Class A Convertible Preferred Stock is considered a common stock equivalent. Pro forma primary net income per common share for the three months and nine months ended July 1, 1995 are calculated using the weighted average common shares outstanding of 29,282,000 and 29,098,000, respectively.

          The pro forma information provided does not purport to be indicative of actual results of operations if the merger transactions with the Miracle-Gro Companies had occurred as of October 1, 1994, and is not intended to be indicative of future results or trends.

5.   Accounting Issues

          In December 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which changes the measurement, recognition and disclosure standards for stock-based compensation. Management is currently evaluating the provisions of SFAS No. 123 and at this time, the effects of adoption of SFAS No. 123 and the related disclosures have not been determined.

6.   Unusual Items

          For the nine months ended June 29, 1996, the Company recorded unusual charges of $8.6 million, of which $4.5 million was related to the closure of idle facilities and asset write-downs, and $4.1 million was employee severance expenses. These non-recurring charges arose as a direct result of management's commitment to reduce costs and achieve more profitable growth. As of June 29, 1996 approximately $2.2 million remained in accrued liabilities related to these charges. It is currently anticipated the remaining balance will be expended by the end of fiscal 1996.

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements




7.   Earnings Per Share Computation

          The following table presents information necessary to calculate net income per common share.

                                           Three Months Ended   Nine Months Ended
(in thousands except per share data)       July 1,   June 29,   July 1,   June 29,
                                            1995       1996      1995       1996
                                           -------   --------   -------   --------
Net income .............................   $13,026   $ 7,606   $22,222   $11,062
Class A Convertible Preferred
    Stock dividend .....................                                   7,313
                                           -------   -------   -------   -------
Income used in net income per
    common share calculation ...........   $13,026   $ 7,606   $22,222   $ 3,749
                                           =======   =======   =======   =======

Weighted average common shares
    outstanding during the period ......    18,667    18,941    18,667    18,832
Assuming conversion of Class A
    Convertible Preferred Stock ........     4,562    10,263     1,520      --
Assuming exercise of options
    using the Treasury Stock ...........       351       148       193       236
                                           -------   -------   -------   -------
Method

Weighted average number of common
    shares outstanding as adjusted .....    23,580    29,352    20,380    19,068
                                           =======   =======   =======   =======

Income per common share ...............    $   .55   $   .26   $  1.09   $   .20
                                           =======   =======   =======   =======



     The earnings per share computation is based on the weighted average number of common shares and common share equivalents (stock options, Class A Convertible Preferred Stock and warrants) outstanding each period. The shares of Class A Convertible Preferred Stock were issued in connection with the Miracle-Gro merger transactions on May 19, 1995. These shares were not considered in the earnings per share computation for the nine months ended June 29, 1996 because they were antidilutive for such period.

     Fully diluted net income per common share is not materially different from primary net income per common share.

8.   Common Stock Purchase

     In May 1996, the Board of Directors authorized the purchase of up to 550,000 of the Company's common shares in the open market. The common shares will be held as treasury shares and will be used for the exercise of employee stock options. As of June 29, 1996, 227,300 common shares have been repurchased for an aggregate price of $4.2 million. The additional 322,700 common shares were purchased by July 24, 1996.

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements



9.   Contingencies

     Management continually evaluates the Company's contingencies, including various lawsuits and claims which arise in the normal course of business. In the opinion of management, its assessment of contingencies is reasonable and related reserves, in the aggregate, are adequate; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters. The following details the more significant of the Company's identified contingencies.

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

     On January 30, 1996, the United States Environmental Protection Agency (the "U. S. EPA") served a Complaint and Notice of Opportunity for Hearing upon Sierra's wholly-owned subsidiary, Scotts-Sierra Crop Protection Company ("Crop Protection"). The Complaint alleged labeling violations under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA") during 1992 and 1993 and proposed penalties totaling $785,000, the maximum allowable under FIFRA according to management's calculations. On April 18, 1996, an EPA Administrative Law judge dismissed the EPA's complaint without prejudice, due to deficiencies in the pleadings. However, on April 30, 1996, the U.S. EPA filed a second amended complaint correcting such deficiencies. Based upon Crop Protection's good faith

               THE SCOTTS COMPANY AND SUBSIDIARIES
           Notes to Consolidated Financial Statements



     compliance actions and FIFRA's provisions for "gravity-based" penalty reductions, management believes Crop Protection's maximum liability in this action to be $200,000. The Company does not believe that the outcome of this proceeding will have a material adverse effect on its financial condition or results of operations.

     During 1993 and 1994, Stern's Miracle-Gro Products, Inc. ("Miracle-Gro Products") discussed with Pursell Industries, Inc. ("Pursell") the feasibility of forming a joint venture to produce and market a line of slow-release lawn food, and in October 1993, signed a non-binding "heads of agreement." After the merger transactions between the Company and the Miracle-Gro Companies were announced, Pursell demanded that Miracle-Gro Products reimburse it for monies allegedly spent by Pursell in connection with the proposed project. Because Miracle-Gro Products did not believe that any such monies were due or that any such joint venture ever was formed, on February 10, 1995, it instituted an action in the Supreme Court of the State of New York, Stern's Miracle-Gro Products, Inc. v. Pursell Industries, Inc. Index No. 95-004131 (Nassau Co.) (the "New York Action"), seeking declarations that, among other things, Miracle-Gro Products owed no monies to Pursell relating to the proposed project and that no joint venture was formed. Pursell moved to dismiss the New York Action in favor of the Alabama action described below, which motion was granted August 7, 1995.

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

     On April 14, 1996, in response to discussions with Scotts regarding the possible infringement upon certain Scotts' patents by one or several of Pursell's controlled-release fertilizers, Pursell instituted a second action in the United States District Court for the Northern District of Alabama, Pursell Industries, Inc. v. The Scotts Company, CV-96-AR-931-S (the "Patent Action"). Pursell has alleged, among other things, that Scotts' marking of its Poly-S fertilizers with Scotts' patents constitutes false marking under 35 U.S.C. Sec. 292 and that Scotts' conduct constitutes unfair competition. The complaint seeks declarations that, among other things, Scotts' patents are invalid and that Pursell has not infringed any of Scotts' patents. It further seeks that Scotts be enjoined from bringing a patent infringement suit against Pursell and requests that Pursell be awarded its costs of the action and such other relief as deemed proper. The Company does not believe that this action has merit and intends to vigorously defend it and to possibly bring counterclaims against Pursell.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The  following   discussion  should  be  read  in  conjunction  with  the
Consolidated Financial Statements of the Company included elsewhere in this report.


                              NET SALES BY BUSINESS GROUP
(in thousands)

                                                       Three Months Ended
                                     ----------------------------------------------
                                     July 1,1995      June 29, 1996        % Change
                                     -----------      -------------        --------
Consumer Lawn                        $ 152,326          $ 143,796            (5.6)%
Consumer Garden                         20,761             47,819           130.3 %
Professional                            39,265             36,903            (6.0)%
International                           16,676             19,447            16.6 %
                                      --------           --------
Consolidated                         $ 229,028          $ 247,965             8.3 %
                                       =======            =======

(in thousands)
                                                    Nine Months Ended
                                     ----------------------------------------------
                                     July 1,1995      June 29, 1996        % Change
                                     -----------      -------------        --------
Consumer Lawn                        $ 380,139          $ 355,277            (6.5)%
Consumer Garden                         29,891            107,136           258.4 %
Professional                           101,244             98,234            (3.0)%
International                           51,865             56,470             8.9 %
                                      --------           --------
Consolidated                         $ 563,139          $ 617,117             9.6 %
                                       =======            =======


Results of Operations

Three Months Ended June 29, 1996, versus Three Months Ended
         July 1, 1995

Net sales increased 8.3% to $248.0 million. The increase is primarily attributable to the inclusion of Miracle-Gro, partially offset by the unfavorable impact of a cool, wet spring on all Business Groups and a Consumer Lawn Business Group promotion program incentivizing retailers to purchase their spring 1996 requirements in the latter part of 1995 and the first quarter of 1996. On a pro forma basis, assuming the Miracle-Gro merger transactions occurred October 1, 1994, net sales decreased by $9.9 million or 3.8%.

The Consumer Lawn Business Group had net sales of $143.8 million, a decrease of 5.6%. The decrease is attributable to the cool, wet spring and the retailer promotion program incentivizing early purchases. The retailer promotion resulted in large trade inventories entering the 1996 selling season. Sales decreases in fertilizers and organics were partially offset by increased seed sales. The Consumer Garden Business Group had net sales of $47.8 million, an increase of 130.3% due principally to the inclusion of Miracle-Gro for the full period in 1996. Professional Business Group net sales decreased 6.0% to $36.9 million due to poor weather in its major markets, resulting in decreased volume. International sales increased 16.6% to $19.4 million, primarily from increased volume.

Cost of sales represented 53.7% of net sales, up 1.1% compared to 52.6% of net sales last year. The increase was attributable to higher raw material costs and higher manufacturing unit costs resulting from lower sales volumes.

Operating expenses increased approximately 14.4% due partially to the inclusion of Miracle-Gro. Marketing expenses increased 29.4% as a result of the inclusion of Miracle-Gro, increased national brand advertising and additional investment in the International business, partially offset by lower retailer promotions. Distribution expenses decreased 8.3% as a result of a sales mix including Miracle-Gro, which has a proportionately lower distribution cost. General and administrative expenses increased 6% due to the inclusion of Miracle-Gro. Other income decreased 43.1% principally due to net foreign exchange losses. Amortization of goodwill and other intangibles increased as a result of the merger with Miracle-Gro. Unusual expenses of $3.3 million were recorded for facility closings and asset write-downs.

The Company's effective tax rate increased from 36.2% to 49.1%. This resulted from the combination of lower income before taxes and an increase in nondeductible amortization of goodwill and intangible assets in 1996. Additionally, the prior year's tax rate included a one-time benefit associated with the disposition of the Peter's consumer water soluble fertilizer business in 1995.

Net  income of $7.6  million  decreased  $5.4  million  from  1995.  Among the significant items impacting 1996 results were the positive impact of Miracle-Gro, offset by lower Consumer Lawn and Professional sales volumes, $3.3 million of charges for the facility closing and asset write-downs and higher effective tax rate.

Nine Months Ended June 29, 1996 versus Nine Months Ended July 1, 1995

Net sales increased to $617.1 million, up 9.6%. The increase is primarily attributable to the inclusion of Miracle-Gro, partially offset by the unfavorable impact of the extended cool, wet spring on all Business Groups, a Consumer Lawn Business Group promotion program which incentivized retailers to purchase spring requirements in the latter part of 1995 and the first quarter of 1996, and the divestiture of the Peter's U.S. consumer water soluble fertilizer business. On a pro forma basis, net sales decreased by $34.4 million or 5.3%.

Consumer Lawn Business Group had net sales of $355.3 million, a decrease of 6.5%. The decrease is attributable to the retailer promotion program which resulted in unusually large trade inventories entering the 1996 selling season and unfavorable spring weather in most parts of the country. Sales decreases in fertilizers, spreaders and organics were partially offset by sales increases in seed. The Consumer Garden Business Group had net sales of $107.1 million, an increase of 258.4% due to the inclusion of Miracle-Gro, partially offset by the divestiture of the Peter's U.S. consumer water soluble fertilizer business. Professional Business Group net sales decreased 3.0% due to lower volume as a result of the poor weather in its major markets. International sales increased 8.9% to $56.5 million, primarily from increased volume.

Cost of sales represented 53.9% of net sales, up 1% compared to 52.9% of net sales last year. The increase was principally attributable to higher raw material costs and higher manufacturing unit costs resulting from lower sales volumes.

Operating   expenses  increased  15.9%  partially  due  to  the  inclusion  of
Miracle-Gro. Marketing expenses increased 22.0% due to the inclusion of Miracle-Gro, increased national advertising and additional investment in the International business, partially offset by lower promotions to retailers. Distribution costs decreased 3.5% as a result of a sales mix, including Miracle-Gro, which has a proportionately lower distribution cost. General and administrative costs increased 22.2% due to the inclusion of Miracle-Gro and increased bad debt expense. Other income increased 378.9% principally due to an increase in income of unconsolidated businesses. Amortization of goodwill and other intangibles increased as a result of the merger transactions with Miracle-Gro. Unusual expenses of $8.6 million were recorded for restructuring charges related to personnel reductions, facilities closings and asset write-downs.

Interest expense increased 4.8%. The increase was caused primarily by an increase in borrowing levels in the first quarter.

The Company's effective tax rate increased from 38.5% to 48.0% in 1996. This resulted from the combination of lower income before taxes and an increase in nondeductible amortization of goodwill and intangible assets, and the one-time benefit in 1995 of the sale of the Peter's consumer water soluble fertilizer business.

Net income of $11.1 million decreased by $11.2 million from 1995. Among the significant items impacting the 1996 results were the positive impact from Miracle-Gro, offset by lower sales volumes in the Consumer Lawn and Professional Business Groups, a $8.6 million charge for unusual items and the higher effective tax rate.

Financial Position as of June 29, 1996

Current assets of $320.7 million decreased by $30.2 million compared with current assets at September 30, 1995 and by $8.7 million compared with current assets at July 1, 1995. At September 30, 1995 receivables were higher than normal due to the promotional program which incentivized retailers to purchase their spring 1996 requirements early. As of June 29, 1996 the majority of those receivables had been collected. Compared to September 30, 1995, inventories as of June 30, 1996 were higher due to the seasonal nature of the Company's business. Compared to July 1, 1995, current assets decreased principally as a result of the impact of the unfavorable spring weather on sales and receivables.

Current liabilities of $129.0 increased by $5.1 million from September 30, 1995 and decreased by $5.7 million as compared with current liabilities at July 1, 1995. The increase compared with September 30, 1995 is due to higher accrued expenses resulting from accrued severance and higher seasonal average borrowings which increased accrued interest. Accrued taxes increased as a result of the higher effective tax rate and the timing of tax payments. The increases were partially offset by lower trade payables. The decrease compared with July 1, 1995 is caused by decreased short-term borrowings and trade payables partially offset by increased accrued expenses and taxes.

Long-term debt decreased by $51.2 million compared with long-term debt at September 30, 1995 and by $22.2 million compared with long-term debt at July 1, 1995. The decrease compared with September 30, 1995 is principally the result of cash generated from operations during the first nine months of 1996 offset by capital expenditures and preferred stock dividends.

Shareholders' equity at June 29, 1996 increased by $5.0 million compared with shareholders' equity at September 30, 1995 and by $1.6 million compared with shareholders' equity at July 1, 1995. The increase compared with September 30, 1995 reflects net income for the nine months of $11.1 million and the issuance of treasury stock for options exercised of $7.4 million, offset by Class A Convertible Preferred Stock dividends of $7.3 million, repurchase of treasury stock of $4.2 million and the change in the cumulative foreign currency adjustment of $2.0 million. The increase compared with July 1, 1995 reflects net income for the twelve months ended June 29, 1996 of $11.2 million and the issuance of treasury stock for options exercised of $7.8 million, offset by Class A Convertible Preferred Stock dividends of $9.8 million, repurchase of treasury stock of $4.2 million and the change in the cumulative foreign currency adjustment of $3.6 million.

Capital expenditures for the year ended September 30, 1996 are expected to be approximately $20.0 million. The Company's Credit Agreement restricts the amount the Company may spend on capital expenditures to $50 million per year for fiscal 1996 and each year thereafter. Fiscal 1996 capital expenditures are expected to be financed with cash provided by operations and utilization of available credit facilities.

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

As of June 29, 1996, the Company's European operations had foreign exchange risk in various currencies tied to the Dutch Guilder. These currencies include the Australian Dollar, Belgian Franc, German Mark, Spanish Peseta, Italian Lira, French Franc, British Pound and the U.S. Dollar. The Company's U.S. operations had foreign exchange rate risk in the Canadian Dollar, Dutch Guilder and the British Pound which are tied to the U.S. Dollar. As of June 29, 1996, outstanding foreign exchange forward contracts had a contract value of approximately $12.8 million and outstanding purchased currency options had a contract value of approximately $2.0 million. These contracts have maturity dates ranging from July 3, 1996 to October 2, 1996.

The primary sources of liquidity for the Company are funds generated by operations and borrowings under the Company's Credit Agreement. As amended, the Credit Agreement provides, up to $375 million through March 31, 2000, and does not contain a term loan facility.

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

Contingencies

The Company's management continually evaluates the Company's contingencies, including various lawsuits and claims which arise in the normal course of business. In the opinion of management, its assessment of contingencies is reasonable and the related reserves, in the aggregate, are adequate; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters. Additional information with respect to the more significant of these matters is described in footnote number 9 to the Company's Consolidated Financial Statements.

PART II - OTHER INFORMATION


Item 1  Legal Proceedings

        Please see the information provided in Footnote 9 to the Company's Consolidated Financial Statements on pages 9 and 10 of this Report, which information is incorporated herein by reference.

Items 2-3

       Not applicable.

Item 4

       Not applicable.

Item 5 - Other Information

        On August 7, 1996, the Company issued a press release, attached hereto as Exhibit 99, regarding the election of Charles M. Berger as the Company's Chairman of the Board, President and Chief Executive Officer. Mr. Berger succeeds Tadd C. Seitz as Chairman and filled the President and CEO position that Mr. Seitz had resumed on an interim basis, at the Board's request, in February 1996.

Item 6 - Exhibits and Reports on Form 8-K.

          (a) See Exhibit Index at page 17 for a list of the exhibits included herewith.

          (b) No reports on Form 8-K were filed during the fiscal quarter ended June 29, 1996.

                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              THE SCOTTS COMPANY



Date August 9, 1996                               /s/ Paul D. Yeager
                                                   __________________________
                                                   Paul D. Yeager
                                                   Executive Vice President
                                                   Chief Financial Officer
                                                   Principal Accounting Officer

                       THE SCOTTS COMPANY
                QUARTERLY REPORT ON FORM 10-Q FOR
               FISCAL QUARTER ENDED JUNE 29, 1996
                          EXHIBIT INDEX


 Exhibit                                                                 Page
  Number                    Description                                 Number
- ---------                 ---------------                              --------

   27             Financial Data Schedule ..............................  18

   99             Press Release ........................................  19