Form 10-K405
period 1996-09-30
SCOTTS COMPANY
filed 1996-12-30
CIK 825542

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10-K
(Mark One)

     ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

               For the fiscal year ended September 30, 1996

                                 OR

     (    )    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from                  to
                                    ----------------    --------------

     Commission file number  1-11593
                             -------

                             The Scotts Company
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                 Ohio                                           31-1199481
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S.
                                                   Employer Identification No.)

  14111 Scottslawn Road, Marysville, Ohio                          43041
--------------------------------------------------------------------------------
       (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:              937-644-0011
                                                                 ------------
Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class                 Name of Each Exchange On Which Registered
   -------------------                 -----------------------------------------
9 7/8% Senior Subordinated Notes                      New York Stock Exchange
due August 1, 2004

Common Shares, Without Par Value (18,575,293
  Common Shares outstanding at December 2, 1996)      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                         ---       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 2, 1996 was $ 330,616,046.20.
                                     --------------
                 DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996 ARE INCORPORATED BY REFERENCE INTO PARTS I, II AND IV HEREOF. PORTIONS OF THE PROXY STATEMENT FOR REGISTRANT'S 1997 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD MARCH 12, 1997, ARE INCORPORATED BY REFERENCE INTO PART III HEREOF.

This report contains 304 pages of which this is Page 1. The Index to Exhibits begins at page 92.

                                       PART I

ITEM 1.  BUSINESS.

     The Scotts Company ("Scotts"), through its wholly-owned subsidiaries, Hyponex Corporation ("Hyponex"), Scotts-Sierra Horticultural Products Company ("Sierra"), Republic Tool and Manufacturing Corp. ("Republic"), Scotts' Miracle-Gro Products, Inc. and their subsidiaries (collectively, the "Company"), is one of the oldest and most widely recognized manufacturers of products used to grow and maintain landscapes: lawns, gardens and golf courses. The Company's Scotts-Registered Trademark-and Turf Builder-Registered Trademark- (for consumer lawn care), Miracle-Gro-Registered Trademark- and Miracid-Registered Trademark- (for garden care), ProTurf-Registered Trademark- (for professional turf care) and Osmocote-Registered Trademark- (for consumer garden and professional horticulture) brands command market-leading shares more than double those of the next ranked competitors, in the referenced consumer or professional subgroup.
 The Company's long history of technical innovation, its reputation for quality and service and its marketing tailored to the needs of do-it-yourselfers and professionals have enabled the Company to maintain leadership in its markets while delivering consistent growth in the Company's net sales. Do-it-yourselfers and professionals purchase through different distribution channels and have different information and product needs. Accordingly, the Company has historically had two business groups, Consumer and Professional, to serve its domestic markets, as well as an International Group to serve its markets outside of North America. For fiscal 1997, the Company has reorganized into six business groups comprised of Consumer Lawns, Consumer Gardens, Organics, Professional and International Groups, plus an Operations Group.

     On May 19, 1995, pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of May 19, 1995, amending and restating the original Agreement and Plan of Merger, dated as of January 26, 1995 (as so amended and restated, the "Merger Agreement"), the Company acquired Stern's Miracle-Gro Products, Inc. ("Miracle-Gro Products"), Miracle-Gro Products Limited ("Miracle-Gro UK"), Miracle-Gro Lawn Products, Inc. ("Miracle-Gro Lawn Products") and the assets of Stern's Nurseries, Inc. ("Nurseries") (collectively, the "Miracle-Gro Companies"). The acquisition was structured as a merger of Scotts' wholly-owned subsidiary, ZYX Corporation ("Merger Sub") into Miracle-Gro Products (the "Merger"), with Miracle-Gro Products surviving, followed by stock transfers of all of the outstanding capital stock of Miracle-Gro UK and Miracle-Gro Lawn Products to Miracle-Gro Products (the "Subsequent Stock Transfers") and an asset transfer of all of the assets, but none of the liabilities, of Nurseries to Miracle-Gro Products (the "Asset Transfer" and, collectively with the Merger and the Subsequent Stock Transfers, the "Merger Transactions"). Following the Merger Transactions, Miracle-Gro Products was merged into its wholly-owned subsidiary, Scotts' Miracle-Gro Products, Inc., which is the ultimate surviving corporation of the Merger Transactions ("Scotts' Miracle-Gro"). Scotts' Miracle-Gro markets the leading brands of garden plant foods, Miracle-Gro-Registered Trademark- and Miracid-Registered Trademark-.

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

     CONSUMER LAWNS PRODUCTS.   Among the Company's most important consumer
products are lawn fertilizers, such as Scotts Turf Builder-Registered Trademark-, and combination fertilizer/control products, such as Scotts Turf Builder Plus 2-Registered Trademark- and Scotts Turf Builder Plus Halts-Registered Trademark-. Typically, these are patented, homogeneous, controlled-release products which provide complete controlled feeding for consumers' lawns for up to two months without the risk of damage to the lawn presented by less expensive controlled and non-controlled-release products. Some of the Company's products are specially formulated for geographical differences and some, such as Bonus-Registered Trademark- S (to control weeds in Southern grasses), are distributed to limited areas. The Company's lawn fertilizer and combination products are sold in dry, granular form. In 1996, a granular lawn food product, along with a combination weed and feed lawn product, were sold by the Company under the Miracle-Gro-Registered Trademark-name nationwide.

     Management estimates that in fiscal 1996, the Company's share of the U.S. do-it-yourself consumer lawn chemicals products market was approximately 51% (includes Miracle-Gro lawn products), more than double that of the second leading brand.

     The Company sells numerous varieties and blends of high quality grass seed, many of them proprietary, designed for different uses and geographies. Management estimates that the Company's share of the U.S. consumer grass seed market (includes PatchMaster-Registered Trademark- products) was approximately 32% in fiscal 1996.

     Because the Company's granular lawn care products perform best when applied evenly and accurately, the Company sells a line of spreaders specifically manufactured and developed for use with its products. This line includes the SpeedyGreen-Registered Trademark- and EasyGreen-Registered Trademark- rotary spreaders, the PrecisionGreen-Registered Trademark- and AccuGreen-Registered Trademark- drop spreaders, and the HandyGreen-Registered Trademark- hand-held rotary spreader, all marketed under the Scotts-Registered Trademark- brand name.

     Since the acquisition of Republic in November 1992, the Company has continued to market both its line of Scotts-Registered Trademark- spreaders and Republic's E-Z line of spreaders and to integrate the manufacture of its spreaders through Republic. Management estimates that the Company's share of the U.S. market for lawn spreaders and garden carts was approximately 56% in fiscal 1996.

     The Company has a licensing agreement in place with Union Tools, Inc. ("Union") under which Union, in return for the payment of royalties, is granted the right to produce and market a line of garden tools bearing the Scotts trademark. The Company also is a party to a licensing agreement with American Lawn Mower Company ("American") under which American, in return for the payment of royalties, is granted the right to produce and market a line of push-type reel lawn mowers bearing the Scotts trademark. In management's estimation, the Company did not have a material share of the markets for these products in fiscal 1996.

     CONSUMER GARDENS PRODUCTS. The Company sells a complete line of water soluble fertilizers under the Miracle-Gro-Registered Trademark- brand name. These products are primarily used for garden fertilizer application. The Company also produces and sells a line of boxed Scotts-Registered Trademark-Plant Foods, garden and landscape fertilizers, Osmocote-Registered Trademark-controlled-release garden fertilizers, and hose-end feeders.

     Scotts' Miracle-Gro markets and distributes the leading line of water-soluble plant foods. These products are designed to be dissolved in water, creating a dilute nutrient solution which is poured over plants and rapidly absorbed by their roots and leaves.

     Miracle-Gro-Registered Trademark- All-Purpose Water-Soluble Plant Food is the leading product in the Miracle-Gro line. Other water-soluble plant foods in the product line include Miracid-Registered Trademark- for acid loving plants, Miracle-Gro-Registered Trademark- for Roses, and Miracle-Gro-Registered Trademark- for Tomatoes. Scotts' Miracle-Gro also sells a line of hose-end applicators for water-soluble plant foods, through the Miracle-Gro No-Clog-Registered Trademark- Garden and Lawn Feeder line, which allow consumers to apply water-soluble fertilizers to large areas quickly and easily with no mixing or measuring required. Scotts' Miracle-Gro also markets a line of products for houseplant use including Liquid Miracle-Gro-Registered Trademark-, African Violet Food, Plant Food Spikes, Leaf Shine and Orchid Food (new in 1996).

     Management estimates that in fiscal 1996, the Company's share of the garden and indoor plant foods market was approximately 59% (includes Miracle-Gro products).

     ORGANICS PRODUCTS.   The Company sells a broad line of organic products
under the Scotts-Registered Trademark-, Hyponex-Registered Trademark-, Peters-Registered Trademark- Professional-Registered Trademark- and other labels, including retail potting soils, topsoil, humus, peat, manures, soil conditioners, bark and mulches. Management estimates that the Company's fiscal 1996 U.S. market share was approximately 45% in potting soils and other consumer organic products.

     CONSUMER BUSINESS GROUP STRATEGY

     The Company believes that it has achieved its leading position in the do-it-yourself lawn care and garden markets on the basis of its strong marketing programs, its sophisticated technology, the superior quality and value of its products, and the service it provides its customers. The Company seeks to maintain and expand its market position by emphasizing these qualities and taking advantage of the name and reputation of its many strong brands such as Scotts-Registered Trademark-, Miracle-Gro-Registered Trademark- and Hyponex-Registered Trademark-. Through its Scotts-Registered Trademark-, Peters-Registered Trademark- and Hyponex-Registered Trademark- labels, the Company has also focused on increasing sales of its higher margin organic products such as potting soils.

     The Company is the market leader in the lawn, garden and organics segments of the growing lawn and garden market. Population trends indicate that the consumer segment age of 40 and older, who represent the largest group of lawn and garden product users, will grow by 30% from 1995 to 2010, a growth rate more than twice that of the total population.

     Drawing upon its strong research and development capabilities, the Company intends to continue to develop and introduce new and innovative lawn and garden products. The Company believes that its ability to introduce successful new consumer products has been a key element in the Company's growth. New consumer products in recent years include:
PatchMaster-Registered Trademark- (1992), a unique lawn repair product containing seed, Scotts Starter-Registered Trademark-fertilizer and mulch; a Poly-S-Registered Trademark- lawn fertilizer line(1993), which utilizes Scotts proprietary controlled-release technology to provide a lower priced product offering versus the premium Turf Builder-Registered Trademark- line; new AccuGreen-Registered Trademark- and Speedy Green-Registered Trademark-
(1994) spreaders which are shipped and sold fully assembled; Scotts planting soils (1994), a line of ready-to-use, value-added soils which help simplify the do-it-yourself gardener's task and deliver superior growing performance; Miracle-Gro-Registered Trademark- Quick Start, a liquid starter solution for newly planted or young plants; GRUBEX-TM- (1995), providing season-long lawn protection against grubs; YardAll-TM- (1995), an extra large lawn and garden cart; flat-bottom, stand-up bags (1995) for soil products, which improve merchandising for retail customers; the redesigned HandyGreen-Registered Trademark- II (1996), a hand-held rotary spreader with an arm support; Vegi-Gro-TM-(1996), a soil product specially formulated to grow larger vegetables; and two new grass seed products, Mirage-TM- and Spring-Up-TM-, grass seed blends for rapid seeding in the spring. In 1997, the Company plans to introduce a new GRUBEX-TM- product, which provides lawn fertilizer and season-long grub control in one application.

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

     MARKETING AND PROMOTION

     The Company employs a 79-person direct sales force and numerous distributors for its consumer lawn products to cover over 20,000 retail outlets and headquarters of national, regional and local chains. For fiscal 1997, a separate sales force has been established for the newly formed Organics business group. For fiscal 1997, some of the Company's direct sales personnel will supervise in-store retail merchandisers. The Company also plans to employ over 250 seasonal part-time merchandisers and in-store weekend counselors, in connection with the Company's increased emphasis on in-store retail merchandising. Most retail sales of the Company's lawn and garden products occur on weekends during the months of early spring and summer. Most of the Company's salespeople have college degrees and prior sales experience. In recent years, the percentage of sales to mass merchandisers and home improvement centers has increased. The top ten accounts (which include three buying groups of independent retailers) represented 70% of the Consumer Business Group sales in fiscal 1995 and 72% in 1996.

     The Company continues to support its independent retailers. The Company has developed a special line of products, marketed under the Lawn Pro-Registered Trademark- name, which is sold by independent retailers. These products include the 4-Step-TM- program, introduced in 1984, which encourages consumers to purchase four products at one time (fertilizer plus crabgrass preventer, fertilizer plus weed control, fertilizer plus insect control and a special fertilizer for Fall application). The Company promotes the 4-Step-TM- program as providing consumers with all their annual lawn care needs for, on average, less than one-third of what a lawn care service would cost. The Company believes the Lawn Pro-Registered Trademark- line has helped the Company maintain its business with the independent retailers in the face of increasing competition from mass merchandisers.

     The Company supports its sales efforts with extensive advertising and promotional programs. Because of the importance of the Spring sales season in the marketing of consumer lawn and garden products, the Company focuses its consumer promotional efforts on this period. Through advertising and other promotional efforts, the Company seeks to encourage consumers to make the bulk of their lawn and garden purchases in the early Spring. The Company believes that its early season promotions moderate the risk to its consumer sales which may result from bad weekend weather.

     In 1995, the Company introduced a promotional allowance to retailers designed to provide retailers with the ability to customize and differentiate promotions of Scotts products. Also in 1995, the Company expanded a marketing program originally begun in 1993, which provided incentives to retailers to purchase a portion of their 1995 calendar fourth quarter and 1996 fertilizer product requirements early, including extended payment terms consistent with the anticipated pattern of sales to consumers. Please see the discussion in the section of Scotts' Annual Report to Shareholders for the fiscal year ended September 30, 1996 entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Results of Operations --
Fiscal 1995 compared with fiscal 1994." The Company and retailers have viewed these types of programs as important to the production, distribution and marketing of these seasonal products. To improve trade margins and reduce promotional costs for fiscal 1997, the Company has decided to replace the pre-season incentive programs to retailers with more efficient promotional allowances, increased consumer advertising and in-store merchandising support in furtherance of the Company's new "pull" advertising strategy. Please see the discussion in the section of Scotts' Annual Report to Shareholders for the fiscal year ended

September 30, 1996 entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Outlook for 1997."

     The fiscal 1997 marketing strategies for the Consumer Lawns Group are to make additional efforts to improve Scotts' relationship with consumers, including: carefully directed consumer research, to increase understanding of its markets and the needs of consumers; substantially increased media advertising; simplification of the product line; improvements in processing and formulations of key lawn fertilizer items, to make them more effective and easier to use; and increased use of retail merchandisers to enhance communications with consumers at the point of sale. The fiscal 1997 marketing strategy for the Consumer Gardens Group is to consolidate certain package sizes in the Miracle-Gro-Registered Trademark- and Scotts-Registered Trademark-ornamental fertilizers product lines, implement packaging improvements, continue cost-reduction and quality enhancement efforts throughout all product lines, increase use of national network television advertising, and use Scotts' Miracle-Gro's sales and distribution network for Scotts-Registered Trademark-garden products. The strategy for the Organics Group is to become the industry's lowest cost producer and to develop national marketing programs, as the industry's only national competitor in this industry class.

     An important part of the Company's sales effort is its national toll-free consumer hotline, on which its "lawn consultants" answer questions about the Company's products and give general lawn care advice to consumers. The Company's lawn consultants responded to approximately 440,000 telephone and written inquiries in fiscal 1996 and have handled over 3,340,000 calls since the inception of the consumer hotline in 1972.

     Backing up the Company's marketing effort is its well-known "No Quibble" guarantee, instituted in 1958, which promises consumers a full refund if for any reason they are not satisfied with the results after using the Company's products. Refunds under this guarantee have consistently amounted to less than 0.3% of net sales on an annual basis.

     Consumer garden products are sold by a 14-person sales force to a network of hardware and lawn and garden wholesale distributors, with certain sales made directly to some retailers. The percentage of sales to mass merchandisers, warehouse-type clubs and large buying groups has increased in recent years.

     COMPETITION

     The consumer lawn and garden market is highly competitive. The most significant competitors for the consumer lawn care business are lawn care service companies. At least one of these, Tru Green Company, which also owns the ChemLawn-Registered Trademark- lawn care service business, operates nationally and is significantly larger than the Company. In the do-it-yourself segment, the Company's products compete primarily against regional products and private label products produced by various suppliers and sold by such companies as Kmart Corporation. These products compete across the entire range of the Company's product line. In addition, certain of the Company's products compete against branded fertilizers, pesticides and combination products marketed by such companies as Monsanto Company (Ortho-Registered Trademark- and Greensweep-Registered Trademark-), Lebanon Chemical Corp. (Greenview-Registered Trademark-), United Industries Corporation (Peters-Registered Trademark- water soluble fertilizers for the consumer market) and IMC Vigoro.

     Most competitors, with the exception of lawn care service companies, sell their products at prices lower than those of the Company. The Company competes primarily on the basis of its strong brand names, consumer advertising campaigns, quality, value, service and technological innovation. The Company's competitive position is also supported by its national sales force and its unconditional guarantee. There can be no assurance, however, that additional competition from new or existing competitors will not erode the Company's share of the consumer market or its profit margins. Home Depot, one of the Company's large retail customers, has established a program to feature Vigoro-Registered Trademark- brand lawn fertilizers. Home Depot will also continue to feature Scotts-Registered Trademark- lawn fertilizer products but a number of regional brands will no longer be offered at the Home Depot stores. As of the date of this report, the

Company is not able to determine the impact, if any, which the Vigoro program will have on sales of Scotts-Registered Trademark- brand lawn fertilizers in Home Depot stores.

     The Company's lower-margin organics business faces primarily regional competition, reflecting different soil conditions, raw materials and usage patterns around the country. Customers require short lead-time deliveries, with very high on-time and complete-fill rates.

     BACKLOG

     The majority of annual consumer product orders (other than Organics products which are normally ordered in season on an "as needed" basis) are received from retailers during the months of October through April and are shipped during the months of January through April. As of December 2, 1996, orders on hand for retailers totaled approximately $70 million compared to approximately $62 million on the same date in 1995. All such orders are expected to be filled in fiscal 1997.

PROFESSIONAL BUSINESS GROUP

     THE MARKET

     The Company sells its professional products to golf courses, commercial nurseries and greenhouses, schools and sportsfields, multi-family housing complexes, business and industrial sites, lawn and landscape services and specialty crop growers. The Professional Group's two core businesses are ProTurf-Registered Trademark-, the professionally managed turf market, and Horticulture, the nursery and greenhouse markets. In 1996, the Professional Business Group served such high profile golf courses as Augusta National (Georgia), Cypress Point and Pebble Beach (California), Desert Mountain (Arizona), Muirfield Village Golf Club (Ohio), Oakmont Country Club (Pennsylvania), Colonial Country Club (Texas) and Medinah Country Club (Illinois). Sports complexes such as Fenway Park, Camden Yard, Wrigley Field, Yankee Stadium and the Rose Bowl are professional customers, as are major commercial nursery/greenhouse operations such as Monrovia, Hines and Imperial.

     Golf courses and highly visible turf areas accounted for approximately 54% of the Company's professional sales in fiscal 1996. During 1996, the Company sold products to approximately 53% of the over 14,500 golf courses in North America, including 83 of GOLF DIGEST's top 100 U.S. courses. Management estimates, based on an independent bi-annual market survey and other information available to the Company, that the Company's share of the North American golf course turf maintenance market was approximately 20% in 1996.

     According to the National Golf Foundation, approximately 250 new golf courses have been constructed annually during the last three years. Management believes that the increase in the number of courses, the concentration of the growth in the West/South with a longer growing/maintenance season, the increasing playing time requiring more course maintenance and the trend toward more highly maintained courses should contribute to sales growth in the golf course business.

     Horticulture sales accounted for approximately 46% of the Company's professional sales in fiscal 1996. The Company sold products to thousands of nursery, greenhouse and specialty crop growers through a network of over 100 horticultural distributors. The Company estimates that its leading share of the North American horticultural segment was approximately 35% in 1996.

     Management believes the increasing acceptance of controlled-release fertilizers in horticultural/ agricultural applications due to performance advantages, labor savings and water quality concerns should contribute to sales growth in the horticulture market. However, other products and technologies may also make inroads into this market as well as the turf market.

     In January 1994, a new business unit under the ProGrow-Registered Trademark-name was created to better serve the large, but highly fragmented, lawn/landscape service market, in addition to schools and sportsfields, multi-family housing complexes and business/industrial sites. Effective October 1996, management consolidated this business unit within one division called ProTurf-Registered Trademark-, to focus on direct sales to the professionally managed turf market, including golf, sod and athletic fields.

     PRODUCTS

     The Company's professional products, marketed under such brand names as ProTurf-Registered Trademark-, Osmocote-Registered Trademark-, Peters-Registered Trademark-, Metro-Mix-Registered Trademark- and Terra-Lite-Registered Trademark-, include a broad line of sophisticated controlled-release fertilizers, water soluble fertilizers, control products (herbicides, insecticides, fungicides and growth regulators), wetting agents, organic products, grass seed and application devices. The fertilizer lines utilize a range of proprietary controlled-release fertilizer technologies, including Polyform-Registered Trademark-, Triaform-Registered Trademark-, Poly-S-Registered Trademark-, Osmocote-Registered Trademark- and ScottKote-Registered Trademark-, and proprietary water soluble fertilizer technologies, including Peters-Registered Trademark- and Peters Excel-Registered Trademark-. The Company applies these technologies to meet a wide range of professional customer needs, ranging from quick release greenhouse fertilizers to controlled-release fairway/greens fertilizers to extended release nursery fertilizers that last up to a year or more.

     The Company works very closely with basic pesticide manufacturers to secure access to, and if possible, exclusive positions on, advanced control chemistry which can be formulated on granular carriers, including fertilizers, or liquid application. In 1996, at least seven professional products featured exclusive control technologies, including such products as the TGR-Registered Trademark-growth regulator line, Turplex-Registered Trademark- bioinsecticide, Prograss-Registered Trademark- and Confront-Registered Trademark- herbicides, and Talstar-Registered Trademark- and Astro-Registered Trademark- insecticides and miticides. Liquid-applied fertilizers and control products numbered 38 in 1996. Application devices include both rotary and drop action spreaders. Over 20 proprietary grass seed varieties are part of the professional line. The Sierra acquisition in December 1993 added an established line of soil-less mixes in which controlled-release and water soluble fertilizers, wetting agents and control products can be incorporated to customize potting media for nurseries and greenhouses.

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

     A primary focus of the Professional Business Group's strategy is to provide innovative high value new products to its professional customers. Products introduced since 1990 accounted for over 45% of the Professional Business Group's net sales in fiscal 1996.

     The Company intends to take advantage of its strong position in the golf course segment to increase sales of Sierra-Registered Trademark- products to those users, and, conversely, to expand the distribution of Scotts-Registered Trademark- nursery products in the commercial horticultural segment in which Sierra has a strong position.

     The Professional Business Group also is working to increase market coverage by focusing on various professional market niches. In 1965, the Company established its first specialized professional sales force, focusing on golf courses. Since 1985, it has established separate sales forces and/or sales managers for sports fields, golf course architects and construction companies, and the international market of the Professional Business Group. In 1992, the Company introduced a fairway application service for golf courses. This service has been expanded and is now available in sixteen markets. In January 1995, Scotts entered into a licensing agreement with a lawn care service company, Emerald Green Lawn Service ("Emerald Green"), which allows Emerald Green to use the Scotts name and logo in its marketing efforts. Emerald Green applies Scotts products exclusively. Scotts has a 25% equity interest in Emerald Green.

     MARKETING AND PROMOTION

     The Professional Business Group's sales force consists of 112 territory managers. Many territory managers are experienced former golf course superintendents or nursery managers and most have degrees in agronomy, horticulture or similar disciplines. Territory managers work closely with golf course and sports field superintendents, turf and nursery managers, and other landscape professionals. In addition to marketing the Company's products, the Company's territory managers provide consultation, testing services, and advice regarding maintenance practices, including individualized comprehensive programs incorporating various products for use at specified times throughout the year. The professional grower business is served primarily through an extensive network of distributors, all with substantial experience in the horticulture market, with territory managers spending the majority of their time with growers.

     To reach potential purchasers, the Company uses trade advertising and direct mail, publishes newsletters, and sponsors seminars throughout the country. In addition, the Company maintains a special toll-free hotline for its professional customers. The professional customer service department responded to over 45,000 telephone inquiries in fiscal 1996.

     COMPETITION

     In the professional turf and nursery market, the Company faces a broad range of competition from numerous companies ranging in size from multi-national chemical and fertilizer companies such as Monsanto and DowElanco Company, to smaller specialized companies such as Lesco, Inc. and Lebanon Chemical Corp., to local fertilizer manufacturers and blenders. Portions of this market are served by large agricultural fertilizer companies, while other segments are served by specialized, research-oriented companies. In certain areas of the country, particularly Florida, a number of companies have begun to offer turf care services, including product application, to golf courses. In addition, the higher margins available for sophisticated products to treat high value crops continue to attract large and small chemical producers and formulators, some of which have larger financial resources and research departments than the Company. Also, the influence of mass merchandisers, with significant buying power, has increased. While the Company believes that its reputation, turf and ornamental market focus, expertise in product development and professional sales force should enable it to continue to maintain and build its share of the professional market, there can be no assurance that the Company's market share or margins will not continue to be eroded in the future by new or existing competitors.

     BACKLOG

     A large portion of professional product orders are received during the months of August through November and are filled during the months of September through November. As of December 2, 1996, orders on hand from professional customers totaled approximately $10.4 million compared with $10.1 million on the same date in 1995. All such orders are expected to be filled in fiscal 1997.

INTERNATIONAL

     THE MARKET

     The Company sells its products to both consumer and professional users in over sixty-five countries. Growth potential exists in both markets. The Company has established business entities in many of the markets with significant potential.

     Consumer lawn and garden products are sold under the Scotts-Registered Trademark- label in Australia, Canada, the European Union and New Zealand. In addition, products bearing the Miracle-Gro-Registered Trademark- trademark are marketed in Canada, the Caribbean, Australia, New Zealand and the United Kingdom (the "U.K."). The Company's Hyponex-Registered Trademark- line of products is present in Japan as a result of a long-term agreement with Hyponex Japan Corporation, Ltd., an unaffiliated entity.

     Professional markets include both the horticulture and turf industries. The Company markets professional products in Australia, Canada, the Caribbean, European Union, Japan, Latin America, Mexico, the Middle East, New Zealand, and South East Asia. Horticultural products mainly carry the Scotts-Registered Trademark-, Sierra-Registered Trademark-, Peters-Registered Trademark- and Osmocote-Registered Trademark- labels. Turf products primarily use the Scotts-Registered Trademark- trademark.

     On December 31, 1994, the Garden and Professional Products Division of Zeneca Garden Care was sold to Miracle Garden Care Limited ("Miracle Garden Care"), a wholly-owned subsidiary of Miracle Holdings Limited ("Miracle Holdings"). Miracle Holdings was established by Miracle-Gro UK and certain institutional investors, each of which is an affiliate of either Charterhouse plc or Advent International plc, for the purpose of pursuing the lawn and garden care business in the U.K. and elsewhere. Miracle-Gro UK received an approximate 32.3% equity interest in Miracle Holdings in return for its transfer to Miracle Holdings of Miracle-Gro's UK and Ireland business and the grant to Miracle Garden Care, pursuant to a license agreement, of rights to certain trademarks. In addition, Miracle-Gro UK was granted certain rights to buy out substantially all of the equity stakes of the other investors in Miracle Holdings at certain future times. The option to buy out the other investors in Miracle Holdings now extends to the Company. In November 1996, the Company executed a letter of intent for the purchase of the other investors' interests in Miracle Holdings.

     Miracle Garden Care has leading positions in the U.K. in a number of lawn and garden market categories. Products are sold by a direct sales force to do-it-yourself and gardening retailers.

     BUSINESS STRATEGY

     An increasing portion of the Company's sales and earnings is derived from customers in foreign countries. The Company's managers travel abroad regularly to visit its facilities, distributors and customers. The Company's own employees manage its affairs in Europe, Australia, Malaysia, Mexico and the Caribbean. The Company plans to expand its international business in both the consumer and professional markets. The Company believes that the technology, quality and value that are widely associated with its brands domestically can be transferred to the global market place. The Company intends to continue to market internationally through both direct sales and distributor arrangements.

     Any significant changes in international economic conditions, expropriations, changes in taxation and regulation by United States and/or foreign governments could have a substantial effect upon the international business of the Company. Management believes, however, that these risks are not unreasonable in view of the opportunities for profit and growth available in foreign markets. The Company's international earnings and cash flows are subject to variations in currency exchange rates, which derive from sales and purchases of the Company's products made in foreign currencies. In order to minimize the impact of adverse exchange rate movements, the Company has developed a program to manage and mitigate this risk. The risk management program is designed to minimize impact on the cash value of the Company's foreign currency payables and receivables. The Company continues to use forward foreign exchange contracts and purchase currency options to lessen this risk.

     COMPETITION

     The Company's international consumer business faces strong competition in the garden center market, particularly in Australia, Canada and the U.K. Competitors in Australia include Chisso-Asahi, Phostrogen and Haifa Chemicals Israel. Competitors in the U.K. include Levington, Solaris, Phostrogen, PBI and various local companies. Competitors in Canada include Nu-Gro, So-Green and IMC Vigoro. The Company has historically responded to competition with superior technology, excellent trade relationships, competitive prices, broad distribution and strong advertising and promotional programs.

     The international professional products market is very competitive, particularly in the controlled-release and water soluble fertilizer segments. Numerous United States and European companies are pursuing these segments internationally, including Pursell Industries, Lesco, Lebanon Chemical Corp., IMC Vigoro, Noram, BASF, Norsk Hydro, Haifa Chemicals Israel, Kemira and private label companies. Historically, the Company's response to competition in the professional markets has been to adapt its technology to solve specific user needs which are identified by developing close working relationships with key users.

     Management believes the Company is well-positioned to obtain an increased share of the international market. The Company has a broad, diversified product line made up of value added fertilizers which can be targeted to market segments of consumer, turf, horticulture and high value agricultural crops. Also, the Company has the capability to sell worldwide through its extensive distributor network. However, there can be no assurance that the Company's market share or margins will not be eroded by new or existing competitors.

MATTERS RELATING TO THE COMPANY GENERALLY

     PATENTS, TRADEMARKS AND LICENSES

     The "Scotts-Registered Trademark-", "Miracle-Gro-Registered Trademark-" and "Hyponex-Registered Trademark-" brand names and logos, as well as a number of product trademarks, including "Turf Builder-Registered Trademark-", "Lawn Pro-Registered Trademark-", "ProTurf-Registered Trademark-", "Osmocote-Registered Trademark-" and "Peters-Registered Trademark-" are federally and internationally registered and are considered material to the Company's business. The Company regularly monitors its trademark registrations, which are generally effective for ten years, so that it can renew those nearing expiration. In 1989, the Company assigned rights to certain Hyponex-Registered Trademark- trademarks to Hyponex Japan Corporation, Ltd., an unaffiliated entity. In December 1994, Miracle-Gro licensed exclusive rights to certain Miracle-Gro trademarks in the U.K. and Ireland to Miracle Garden Care for terms ranging from five to twenty years. In July 1995, Sierra granted a non-exclusive license to Peters Acquisition Corporation, now owned by United Industries, to use the Peters-Registered Trademark- trademark in the United States consumer market. In October 1996, Scotts became the exclusive licensee of the trademark Nutralene-Registered Trademark-, in connection with the marketing and sale of products containing this nitrogen fertilizer.

     As of September 30, 1996, the Company held over 100 patents on processes, compositions, grasses, and mechanical spreaders and has several additional patent applications pending. Patent protection generally extends seventeen years, and many of the Company's patents extend well into the next decade. The Company also holds exclusive and nonexclusive patent licenses from certain chemical suppliers permitting the use and sale of patented pesticides.

     RESEARCH AND DEVELOPMENT

     The Company has a long history of innovation, and its research and development successes can be measured in terms of sales of new products and by the Company's patents. Most of the Company's fertilizer products, many of its grasses and many of its mechanical devices are covered by one or more of over 100 U.S. and foreign patents owned by the Company.

     The Company maintains a premier research and development organization headquartered in the Dwight G. Scott Research Center in Marysville, Ohio ("Scotts Research"). The Company also operates three research field stations located in Florida, Texas and Oregon. These field stations facilitate evaluation of products in a variety of climatic conditions, an integral part of the Company's product development, quality assurance and competitive product analysis programs. Research to develop new and improved application devices is conducted at Republic's manufacturing facility in Carlsbad, California. Taken together, the research and development effort maintains a focus on superior agronomic performance for lawn, turf and horticultural applications through products which are cost effective and easy to use. The knowledge and concepts used to formulate products for the professional turf and plant production markets are also used to provide similar results for the do-it-yourself market. In addition to the Marysville R&D organization, Scotts Europe, B.V. (Netherlands) maintains an R&D facility devoted to the Osmocote-Registered Trademark-controlled-release fertilizer line produced in Heerlen, The Netherlands.

     Since its introduction of the first home lawn fertilizer in 1928, the Company has used its research and development strengths to build the do-it-yourself market. Technology continues to be a Company hallmark. The Company's introduction of the TGR-Registered Trademark- line in 1987 to control POA ANNUA on golf courses is an example. In 1992, the Company introduced Poly-S-Registered Trademark-, a patented proprietary controlled-release fertilizer technology. In 1993, ScottKote-Registered Trademark-, another controlled-release technology primarily for the nursery market, was introduced. In addition, the Company has modified its Marysville facility to utilize a new, patented production process which is expected to reduce costs and improve product quality, while increasing production capacity. (See "Production Facilities.") Since the Hyponex acquisition in 1988, the Company's research and development organization has worked to improve the quality and reduce the production cost of branded organic products, in particular potting soils. One of the results of this effort was the introduction, in 1994, of a line of value-added, premium quality potting soils and planting mixes under the Scotts-Registered Trademark- brand.

     Through the acquisition of Sierra, Scotts sought to obtain patents for technological advancements in water soluble fertilizers. In 1996, Scotts secured a patent on the use of urea phosphate in water soluble fertilizers used as the basis for the Peters Excel-Registered Trademark- brand of fertilizers, having previously obtained a solution and method patent for such product line. Also during fiscal 1996, the Company installed a dedicated turfgrass genetic engineering laboratory in its existing Scotts Research facility, to research and potentially develop turfgrass varieties with improved characteristics such as resistance to disease, insects and herbicides. Also, research in fiscal 1996 focused on improving the quality and durability of the Company's consumer lawn fertilizer packaging. The Company plans to phase in plastic packaging for all consumer lawn products to be shipped in fiscal years 1997 and 1998.

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

     During fiscal 1996, the Company developed new products in several branded lines including Scotts-Registered Trademark- professional turf products; Osmocote-Registered Trademark- controlled-release fertilizer; Miracle-Gro-Registered Trademark- granular lawn food products; Scotts-Registered Trademark-spreaders; Vegi-Gro-TM- potting soil; and PatchMaster-Registered Trademark-flowering seed/fertilizer mix.

     Combined Company research and development expenses were approximately $10.6 million (1.4% of net sales) for 1996 including environmental and regulatory expenses. This compares to $10.4 million (1.5% of net sales) and $11.0 million (1.5% of net sales) for 1994 and 1995, respectively.

     PRODUCTION FACILITIES

     The manufacturing plants for consumer and professional fertilizer products marketed under the Scotts-Registered Trademark- label are located in Marysville, Ohio. In 1995, a new facility opened for producing Poly-S-Registered Trademark-, a proprietary controlled-release fertilizer. Continued demand for "Turf Builder-Registered Trademark-" products resulted in the Company developing the capability to expand operations of these product lines from five days per week operations to continuous operation if necessary during peak demand periods. The Company currently operates its plants five days per week. The Sierra-Registered Trademark- controlled-release fertilizers are produced in Charleston, South Carolina, Milpitas, California and Heerlen, The Netherlands. At the Heerlen facility, expansion has been completed to permit the blending of products which utilize both Scotts and Sierra proprietary technology. The Company's Taylor Seed Packaging Plant, located on a separate site in Marysville, was sold in November 1996, and seed blending and packaging outsourced to various packaging companies located on the West Coast near seed growers. Hyponex-Registered Trademark- organic products are processed and packaged in over 22 locations throughout the United States.
The Company's lawn spreaders are produced at the Republic facility in Carlsbad, California. Peters-Registered Trademark- water-soluble fertilizers are produced in Allentown, Pennsylvania.

     With the sale of the Peters-Registered Trademark- consumer water-soluble fertilizer ("CWSF") business in 1995, the Allentown facility has produced CWSF products for the buyer under a long-term supply agreement. On July 27, 1995, the Company entered into a Long-Term Supply Agreement (the "Agreement") with Peters Acquisition Co. ("PAC"), a wholly-owned subsidiary of Alljack & Company and Celex Corporation ("Alljack"). Pursuant to a subsequent stock and asset sale, PAC is now owned by individuals associated with United Industries Corporation ("United"). The initial term of the Agreement is two years (beginning August 27, 1995 and ending August 26, 1997). The term has been extended until August 26, 2000, and thereafter may be extended for one year terms by mutual agreement. The Agreement required PAC to purchase from the Company its entire requirements of Peters-Registered Trademark- CWSF products until September 30, 1996, at a price based upon a negotiated formula which applies during the initial term and any renewals. Since September 30, 1996, PAC has had the authority to purchase quantities as desired and to develop independent sources of supply, as required by the Federal Trade Commission. United has given notice that it will likely make no purchases though September 30, 1997.

     Resin used for producing Osmocote-Registered Trademark- controlled-release fertilizer is manufactured at Sierra Sunpol Resins, a joint venture company which is 97% owned by Sierra. The Company operates twelve composting facilities where yard waste (grass clippings, leaves, and twigs) is converted to raw materials for the Company's organic products. Operations at these composting facilities have been integrated with the Company's 22 organics facilities.

     The Company's fertilizer processing and packaging facilities operate seven days per week for three shifts, during peak production periods, generally from October through May for Scotts' production. At other times, they operate from five to seven days per week for three shifts. Production schedules at Sierra's facilities vary to meet demand. Steps continue to integrate product manufacturing between the Scotts and Sierra manufacturing locations.

     Management believes that each of its facilities is well-maintained and suitable for its purpose.

     CAPITAL EXPENDITURES

     The Company's Marysville facilities were substantially modified during fiscal 1992 and 1993. The Company replaced one of the existing fertilizer production lines with a line utilizing a new, patented process which it developed. In addition, the Company erected a new physical-blend facility and added equipment to apply polymer coating to fertilizer materials.

     During 1994, approximately $13 million was spent to erect a new Poly-S-Registered Trademark- fertilizer plant, an investment made necessary by strong previously forecasted demand. Actual demand was approximately 10% below forecast for 1995, and approximately 25% below forecast for 1996. Management attributes the decline to the scaling back of low margin product lines, the effects of greater than expected industry competition, and lower than expected demand for Poly-S-Registered Trademark- products. Additionally, in 1995, approximately $4.0 million was spent on improvements to Sierra plant facilities. During 1995 and 1996, approximately $4.0 million was spent to condition, through temperature and humidity control, two of the Company's major production lines.

     Capital expenditures totaled $23.6 million and $18.2 million for the fiscal years ended September 30, 1995 and 1996, respectively. The Company expects that capital expenditures during fiscal 1997 will total approximately $20 million. The Company is evaluating expansion of its Marysville distribution facility, which could result in additional capital expenditures of up to $10 million.

     PURCHASING

     The key ingredients in the Company's fertilizer and control products are various commodity and specialty chemicals including vermiculite, phosphates, urea, potash, herbicides, insecticides and fungicides. The Company obtains its raw materials from various sources, which the Company presently considers to be adequate. No one source is considered to be essential to any of the Company's

Consumer, Professional or International Business Groups, or to its business as a whole. The Company has never experienced a significant interruption of supply.

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

     Sphagnum peat, peat humus, vermiculite, manure and bark constitute Hyponex's most significant raw materials. At current production levels, the Company estimates Hyponex's peat reserves to be sufficient for its near-term needs in all locations. Bark products are obtained from sawmills and other wood residue producers and manure is obtained from a variety of sources, such as feed lots, race tracks and mushroom growers. The Company is currently substituting composted yard waste for some organic raw materials and continues to expand this practice.

     Raw materials for Republic include various engineered resins and metals, all of which are available from a variety of vendors.

     DISTRIBUTION

     The primary distribution centers for the Company's Scotts-Registered Trademark-products are located near the Company's headquarters in central Ohio. The Company's products are shipped by rail and truck. While the majority of truck shipments are made by contract carriers, a portion is made by the Company's own fleet of leased trucks. Inventories are also maintained in field warehouses located in major markets.

     The products of Scotts' Miracle-Gro are warehoused and shipped from five contract packagers located throughout the country. These contract packagers ship full truckloads of product via common carrier to lawn and garden distributors.

     Most of Hyponex's organic products have low sales value per unit of weight, making freight costs significant to profitability. Therefore, Hyponex has located all of its 22 plant/distribution locations near large metropolitan areas in order to minimize shipping costs. Hyponex uses its own fleet of approximately 70 trucks as well as contract haulers to transport its products from plant/distribution points to retail customers. A small private trucking fleet is maintained at the organic facilities for direct shipment of custom orders to customers. Inventories are also maintained in field warehouses.

     Sierra's products are produced at three fertilizer and two organic manufacturing facilities located in the United States and one fertilizer manufacturing facility located in Heerlen, The Netherlands. The majority of shipments are via common carriers to nearby distributors' warehouses.

     Republic-produced, Scotts-Registered Trademark- branded spreaders are shipped via common carrier to regional warehouses serving the Company's retail network. A majority of Republic's E-Z spreader line and its private label lines are sold free-on-board (FOB) Carlsbad with transportation arranged by the customer.

     SIGNIFICANT CUSTOMERS

     Kmart Corporation and Home Depot represented approximately 13.9% and 15.1% respectively, of the Company's sales in fiscal 1996 and 3.0% and 8.8%, respectively, of the Company's outstanding trade accounts receivable at September 30, 1996, which reflects their significant position in the retail lawn and garden market. The loss of either of these customers or a substantial decrease in the amount of their purchases could have a material adverse effect on the Company's business.

     EMPLOYEES

     The Company's corporate culture is a blend of the history, heritage and cultures of The O.M. Scott & Sons Company and the companies Hyponex, Sierra, Miracle-Gro, and Republic, all of which were acquired over the past seven years. The Company provides a comprehensive benefit program to all full-time associates. As of September 30, 1996, the Company employed approximately 2,250 full-time year-round workers in the United States (includes all subsidiaries). An additional 156 full-time employees (including 12 temporary employees) are located outside the United States. As of September 30, 1996, full-time workers averaged approximately nine years employment with the Company or its predecessors. During peak production periods, the Company engages as many as 750 temporary employees in the United States. The Company's employees are not unionized, with the exception of twenty-one of Sierra's employees at its Milpitas facility, who are represented by the International Chemical Workers Union.

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

     State, federal and local agencies regulate the disposal, handling and storage of waste and air and water discharges from Company facilities. During fiscal 1996, the Company had approximately $885,000 in environmental capital expenditures and $357,000 in other environmental expenses, compared with approximately $538,000 in environmental capital expenditures and $332,000 in other environmental expenses in fiscal 1995. The Company has budgeted $485,000 in environmental capital expenditures and $320,000 in other environmental expenses for fiscal 1997.

     In September 1991, the Company was identified by the Ohio Environmental Protection Agency (the "Ohio EPA") as a Potentially Responsible Party ("PRP") with respect to a site in Union County, Ohio (the "Hershberger site") that has allegedly been contaminated by hazardous substances whose transportation, treatment or disposal the Company allegedly arranged. Pursuant to a consent order with the Ohio EPA, the Company, together with four other PRPs identified to date, investigated the extent of contamination in the Hershberger site and remediation methods. The results of the investigation were that the site presents a low degree of risk and that the chemical compounds which contribute to the risk are not compounds generally used by the Company. However, due to the fact that the Company was originally named as a PRP, and due to the potential joint and several liability of PRPs, the Company may choose to participate in voluntary remediation efforts which might occur at the site. Management believes that obligations incurred through such participation will not have a significant adverse effect on the Company's results of operations or financial condition.

     On January 30, 1996, Sierra was served with a Complaint and Notice of Opportunity for Hearing in which the US EPA, Region 9 alleged certain labeling violations under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"). The fines proposed for such alleged violations total $785,000 and are based upon the maximum allowable penalties. Sierra has vigorously defended this action and raised numerous defenses. Based on provisions in FIFRA which allow for reductions of fines for good faith efforts at compliance, management estimates Sierra's liability to be no more than $200,000, which has been accrued in the financial statements.

     In addition, Sierra is a defendant in a private cost-recovery action relating to the Novak Sanitary Landfill, located near Allentown, Pennsylvania. By agreement with W.R. Grace-Conn., Sierra's liability is limited to a maximum of $200,000 with respect to this site. The Company's management does not believe that the outcome of this proceeding will have a material adverse effect on its financial condition or results of operations.

ITEM 2.   PROPERTIES.

     The Company has fee or leasehold interests in approximately sixty (60) facilities.

     The Company owns approximately 829 acres at its Marysville, Ohio headquarters. It owns three research facilities in Apopka, Florida; Cleveland, Texas; and Gervais, Oregon. The Company leases one fertilizer warehouse in Ohio. Republic leases its twenty (20) acre spreader facility in Carlsbad, California.

     The Company's 22 organics bagging facilities are located nationwide in nineteen states. Twenty are owned by the Company. Most facilities include production lines, warehouses, offices and field processing areas.

     The Company operates 12 composting facilities whose operations have been integrated with the Company's existing organics bagging facilities. Five of these sites are leased and are located in California, Indiana, Oregon and Illinois. Five other sites are utilized through agreements with the municipalities of Greensboro, North Carolina; Shreveport, Louisiana; Spokane, Washington; Independent Hill, Virginia; and Balls Ford, Virginia. Two other sites are located at existing bagging facilities in Wisconsin and California.

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

ITEM 3.  LEGAL PROCEEDINGS.

     As noted in the discussion of "Environmental and Regulatory Considerations" in ITEM 1. BUSINESS, the Company is defending a suit filed by the United States Department of Justice which seeks civil penalties and a permanent injunction against peat harvesting at Hyponex's Lafayette, New Jersey facility. The Company has asserted a right to recover its economic losses resulting from the government's actions. The Company has proposed a remediation plan, which is currently being reviewed by the government. The Company also is involved in several other environmental matters, as set forth above in "Environmental and Regulatory Considerations". Management does not believe the outcome of these matters will have a material adverse effect on the Company's operations or its financial condition.

     The Company is involved in other lawsuits and claims which arise in the normal course of its business. In the opinion of management, these claims individually and in the aggregate are not expected to result in an adverse effect on the Company's financial position or operations.

     During 1993 and 1994, Miracle-Gro Products discussed with Pursell Industries, Inc. ("Pursell") the feasibility of forming a joint venture to produce and market a line of slow-release lawn food, and in October 1993, signed a non-binding "heads of agreement". On March 2, 1995, Pursell Industries, Inc. ("Pursell") instituted an action in the United States District Court for the Northern District of Alabama, PURSELL INDUSTRIES, INC. V. STERN'S MIRACLE-GRO PRODUCTS, INC., CV-95-C-0524-S (the "Alabama Action"), alleging, among other things, breach of an alleged joint venture contract with Miracle-Gro Products, fraud and breach of an alleged fiduciary duty owed Pursell. On December 18, 1995, Pursell filed an amended complaint in which Scotts was named as an additional party defendant, and which made similar allegations against Scotts' Miracle-Gro. The amended complaint also alleged that Scotts intentionally interfered with the alleged business relationship between Pursell and Miracle-Gro Products (now Scotts' Miracle-Gro); that Miracle-Gro Products wrongfully disclosed to Scotts alleged trade secret information of Pursell; that Scotts and Miracle-Gro Products engaged in allegedly false and misleading advertising; and that Scotts and Miracle-Gro Products allegedly misappropriated Pursell's trade dress. The Alabama Action seeks compensatory damages in excess of $10 million, punitive damages of $20 million, treble damages and injunctive relief. The Company continues to vigorously defend the Alabama Action.

     On April 14, 1996, in response to communications from the Company that the Company believed Pursell was infringing the Company's Poly-S patents, Pursell instituted a second action in the United States District Court for the Northern District of Alabama, PURSELL INDUSTRIES, INC. V. THE SCOTTS COMPANY, CV-96-AR-0931-S (the "Patent Action"). Pursell seeks a declaratory judgment that the Company's patents are unenforceable as to Pursell and alleges that the Company has engaged in unfair competition by allegedly mis-marking its patents on various products. The Company has vigorously defended this action and believes its patents to be enforceable.

     Pursell and the Company have been engaged in settlement negotiations since October, 1996 in an effort to settle both the Alabama Action and the Patent Action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this Report.

EXECUTIVE OFFICERS OF REGISTRANT

     The executive officers of Scotts, their positions and, as of December 16, 1996, their ages and years with Scotts (and its predecessors) are set forth below.

                                                                           YEARS WITH
                                                                          THE COMPANY
                                                                           (AND ITS
       NAME                  AGE         POSITION(S) HELD                PREDECESSORS)
       ----                  ---         ----------------                -------------
 Charles M. Berger           60     Chairman of the Board, President        4 months
                                     and Chief Executive Officer
 Horace Hagedorn             81     Vice Chairman of the Board                 47
 James Hagedorn              41     Director and Executive Vice                 9
                                     President, U.S. Business
                                     Groups
 Paul D. Yeager              58     Executive Vice President and               22
                                     Chief Financial Officer
 Ronald E. Justice           51     Senior Vice President,                      1
                                     Operations
 Michael P. Kelty, Ph.D.     46     Senior Vice President,                     17
                                     Professional Business Group
 James L. Rogula             62     Senior Vice President,                      1
                                     Consumer Lawns Group
 John Kenlon                 65     President, Consumer Gardens                26
                                     Group
 Joseph M. Petite            46     Senior Vice President, Organics             8
                                     Business Group
 L. Robert Stohler           55     Senior Vice President,                      1
                                     International
 Rosemary L. Smith           49     Vice President, Human Resources            23
 Christiane W. Schmenk       37     Secretary and Director of Legal Affairs     3


     Executive officers serve at the discretion of the Board of Directors (and in the case of Mr. Berger, Mr. Horace Hagedorn, Mr. James Hagedorn, and Mr. Kenlon, pursuant to employment agreements).

     The business experience of each of the persons listed above during the past five years is as follows:

     Mr. Berger was elected Chairman of the Board, President, and Chief Executive Officer of Scotts in August, 1996. Mr. Berger came to Scotts from H.
J. Heinz Company, where he served as Chairman, President and Chief Executive Officer of Weight Watchers International, a Heinz affiliate, from November 1978 to September 1994. From October 1994 to August 1996, he was Chairman and CEO of Heinz India Pvt. Ltd. (Bombay), and he served as Managing Director and CEO of Heinz-Italy (Milan), the largest Heinz profit center in Europe, from August 1975 to November 1978. During his 32-year career at Heinz, he also held the positions of General Manager, Marketing, for all Heinz U.S. grocery products; Marketing Director for Heinz UK (London) and Director of Corporate Planning at Heinz World Headquarters. He is also a former director of Miracle-Gro Products.

     Mr. Horace Hagedorn was named Vice Chairman of the Board and Director of Scotts, and Chairman of the Board and Chief Executive Officer of Scotts' Miracle-Gro, in May 1995. Mr. Hagedorn founded Miracle-Gro Products in 1950 and served as Chief Executive Officer of Miracle-Gro Products from 1985 until May 1995. Horace Hagedorn is the father of James Hagedorn. Mr. Hagedorn's recognitions include the "Man of the Year" award from the National Lawn and Garden Distributors Association, and the Distinguished Service Medal from the Garden Writers of America Association. He was elected New York Regional Area "Entrepreneur of the Year" in 1993.

     Mr. James Hagedorn was named Executive Vice President, U.S. Business Groups, in October 1996. From May 1995 to October 1996, he served as Senior Vice President, Consumer Gardens Group, of Scotts. Mr. Hagedorn has also been Executive Vice President of Scotts' Miracle-Gro since May 1995. He was Executive Vice President of Miracle-Gro Products from 1989 until May 1995. He was previously an officer and an F-16 pilot in the United States Air Force. James Hagedorn is the son of Horace Hagedorn.

     Mr. Yeager has been an Executive Vice President of Scotts since 1991 and a Vice President and the Chief Financial Officer of Scotts and its predecessors since 1980. He was first Assistant Comptroller and then Comptroller of Scotts' predecessor from 1974 to 1980. Mr. Yeager will cease active employment with the Company and resign as an executive officer of Scotts December 31, 1996.

     Mr. Justice was named Senior Vice President, Operations, of Scotts in
July 1995. From 1992 to 1995, he was Vice President of Operations for Continental Baking, a producer of bread and cake bakery products and a subsidiary of Ralston Purina Company. From 1991 to 1992, he served as Vice President of Engineering for Frito-Lay, a snack food producer and a subsidiary of Pepsico, Inc. From 1988 to 1991, he was Vice President of Manufacturing for Frito-Lay's Central Division.

     Dr. Kelty was named Senior Vice President, Professional Business Group, of Scotts in July 1995. Dr. Kelty had been Senior Vice President, Technology and Operations, of Scotts from 1994 to July 1995. From 1988 to 1994, he served first as Director, then as Vice President, of Research and Development of Scotts. Prior to that, Dr. Kelty was the Director of Advanced Technology, Research of Scotts, and from 1983 to 1987, he was Director, Chemical Technology Development, of Scotts and its predecessors.

     Mr. Rogula was named Senior Vice President, Consumer Lawns Group, of Scotts in October 1996. He served as Senior Vice President, Consumer Business Group, of Scotts from January 1995 to October 1996. From May 1990 until the time he joined Scotts, he was President of The American Candy Company, a producer of non-chocolate candies. From January 1990 to May 1990, he was an independent business consultant.

     Mr. Kenlon was named President, Consumer Gardens Group, of Scotts in December 1996. He remains Chief Operating Officer and President of Scotts' Miracle-Gro, positions held since May 1995. Mr. Kenlon was the President of Miracle-Gro Products from December 1985 until May 1995. Mr. Kenlon began his association with the Miracle-Gro Companies in 1960.

     Mr. Petite was named Senior Vice President, Organics Business Group, of Scotts in December 1996. From July 1996 to December 1996, he served as Vice President, Organics Business Group, of Scotts. From November 1995 to July 1996, Mr. Petite served as Vice President, Strategic Planning of Scotts. From April 1989 to November 1995, he was Vice President of Marketing, Consumer Business Group of Scotts.

     Mr. Stohler was named Senior Vice President, International, of Scotts in December 1996. From November 1995 to December 1996, he served as Vice President, International of Scotts. From 1994 to 1995, he was President of Rubbermaid Europe S.A., a marketer of plastic housewares, toys, office supplies and janitorial and food service products. From 1992 to 1994, he was Vice President and Chief Financial Officer of Synthes (USA), a marketer and manufacturer of implants and surgical instruments for orthopedic health care. From 1979 to 1991, he held various positions with S. C. Johnson Wax, a marketer of consumer goods, institutional products and specialty chemicals, including assignments in Asia/Pacific, Latin America and Europe.

     Ms. Smith was named Vice President, Human Resources of Scotts in October 1996. From April 1991 to October 1996, she was Director, Human Resources, and from January 1986 to March 1991, she was Director, Compensation & Benefits, of Scotts. Ms. Smith first joined Scotts in 1973.

     Ms. Schmenk was named Secretary of Scotts in December 1996. Ms. Schmenk joined Scotts in November of 1993 as Associate General Counsel, and held that position until January 1996 when she was appointed Director, Legal Affairs. From February 1992 to November 1993, she was an associate attorney at the law firm Buckley, King & Bluso, and from October 1989 to February 1992, she was an associate attorney at the law firm Denmead, Blackburn & Brown.


                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     In accordance with General Instruction G(2), the information contained under the captions "NYSE Symbol," "Stock Price Performance," "Price Range," "Shareholders" and "Dividends" on the Inside Back Cover of the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1996, is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

     In accordance with General Instruction G(2), the information contained under the caption "Five Year Summary", at page 29 of the Registrant's
Annual Report to Shareholders for the fiscal year ended September 30, 1996, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     In accordance with General Instruction G(2), the information contained under the caption "Management's Discussion and Analysis", at pages 30 through 36 of the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1996, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements included on pages 37 through 54 and the Report of Coopers & Lybrand L.L.P., Independent Auditors, thereon included on page 55 of the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1996, are incorporated herein by reference.

     The "Quarterly Consolidated Financial Information" included in Note 16 of the Notes to Consolidated Financial Statements on page 54 of the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1996, is also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     In accordance with General Instruction G(3), the information contained under the captions "BENEFICIAL OWNERSHIP OF SECURITIES OF THE COMPANY - Voting Restrictions on the Miracle-Gro Shareholders" and "ELECTION OF DIRECTORS" in the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on March 12, 1997 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 (the "Proxy Statement"), is incorporated herein by reference. The information regarding executive officers required by Item 401 of Regulation S-K is included in Part I hereof under the caption "Executive Officers of Registrant." The Registrant is not required to make any disclosure pursuant to Item 405 of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     In accordance with General Instruction G(3), the information contained under the captions "EXECUTIVE COMPENSATION" and "ELECTION OF DIRECTORS -- Compensation of Directors" in the Registrant's Proxy Statement, is incorporated herein by reference. Neither the report of the Compensation and Organization Committee of the Registrant's Board of Directors on executive compensation nor the performance graph included in the Registrant's Proxy Statement shall be deemed to be incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT.

     In accordance with General Instruction G(3), the information contained under the caption "BENEFICIAL OWNERSHIP OF SECURITIES OF THE COMPANY" in the Registrant's definitive Proxy Statement, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In accordance with General Instruction G(3), the information contained under the captions "BENEFICIAL OWNERSHIP OF SECURITIES OF THE COMPANY" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Registrant's definitive Proxy Statement, is incorporated herein by reference.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  DOCUMENTS FILED AS PART OF THIS REPORT

  1.  FINANCIAL STATEMENTS:

          The following Consolidated Financial Statements of The Scotts Company and Report of Coopers & Lybrand L.L.P., Independent Auditors, are incorporated by reference to pages 37 through 55 of the Registrant's
     1996 Annual Report to Shareholders:

     Consolidated Statements of Operations -- Fiscal Years Ended September 30, 1994, 1995 and 1996.

     Consolidated Statements of Cash Flow -- Fiscal Years Ended September 30, 1994, 1995 and 1996.

     Consolidated Balance Sheets -- September 30, 1995 and 1996.

     Consolidated Statements of Changes in Shareholders' Equity -- Fiscal Years Ended September 30, 1994, 1995 and 1996.

     Notes to Consolidated Financial Statements

     Report of Coopers & Lybrand L.L.P., Independent Auditors


  2.  FINANCIAL STATEMENT SCHEDULES:

          The following financial statement schedule of The Scotts Company, for the fiscal years ended September 30, 1996, 1995, and 1994 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of The Scotts Company.

          Schedule II        Valuation and Qualifying Accounts........ 89-91

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.


  3.  EXHIBITS:

       Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" beginning at page E-1 (page 92 as sequentially numbered). The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

Executive Compensatory Plans and Arrangements


          EXHIBIT
          --------
            NO.                DESCRIPTION                          LOCATION
            ---                -----------                          --------
           10(a)       The Scotts Company Associates'          Pages 125 through 176
                       Pension Plan as amended
                       effective January 1, 1989 and
                       December 31, 1995

           10(b)       Third Restatement of The Scotts         Pages 177 through 217
                       Company Profit Sharing and
                       Savings Plan

           10(c)       Employment Agreement, dated as          Incorporated herein by
                       of October 21, 1991, between            reference to the Annual
                       Scotts (as successor to The O.M.        Report on Form 10-K for
                       Scott & Sons Company ("OMS")            the fiscal year ended
                       and Theodore J. Host                    September 30, 1993 of
                                                               The Scotts Company, a
                                                               Delaware corporation
                                                               ("Scotts Delaware") (File
                                                               No. 0-19768)
                                                               [Exhibit 10(g)]




           10(d)       Stock Option Plan and Agreement,        Incorporated herein by
                       dated as of January 9, 1992,            reference to Scotts'
                       between Scotts (as successor to         Annual Report on
                       Scotts Delaware) and Theodore J.        Form 10-K for the fiscal
                       Host                                    year ended
                                                               September 30, 1994
                                                               (File No. 0-19768)
                                                               [Exhibit 10(f)]

           10(e)       The O.M. Scott & Sons Company           Incorporated herein by
                       Excess Benefit Plan, effective          reference to Scotts
                       October 1, 1993                         Delaware's Annual
                                                               Report on Form 10-K for
                                                               the fiscal year ended
                                                               September 30, 1993
                                                               (File No. 0-19768)
                                                               [Exhibit 10(h)]

           10(f)       The Scotts Company 1992 Long            Incorporated herein by
                       Term Incentive Plan                     reference to Scotts
                                                               Delaware's Registration
                                                               Statement on Form S-8
                                                               filed on March 26, 1993
                                                               (Registration
                                                               No. 33-60056)
                                                               [Exhibit 4(f)]

           10(g)       The Scotts Company 1996                 Pages 218 through 220
                       Executive Annual Incentive Plan

           10(h)       Employment Agreement, dated as          Incorporated herein by
                       of May 19, 1995, between Scotts         reference to Scotts'
                       and James Hagedorn                      Annual Report on Form
                                                               10-K for the fiscal year
                                                               ended September 30,
                                                               1995 (File No. 1-11593)
                                                               [Exhibit 10(p)]

           10(i)       The Scotts Company 1996 Stock           Pages 221 through 229
                       Option Plan (as amended through
                       December 16, 1996)

           10(j)       Employment Agreement, dated as          Pages 230 through 243
                       of May 19, 1995, among Stern's
                       Miracle-Gro Products, Inc. (nka
                       Scotts' Miracle-Gro Products,
                       Inc.), Scotts and Horace Hagedorn

           10(k)       Employment Agreement, dated as          Pages 244 through 257
                       of May 19, 1995, among Stern's
                       Miracle-Gro Products, Inc. (nka
                       Scotts' Miracle-Gro Products,
                       Inc.), Scotts and John Kenlon


           10(l)       Employment Agreement, dated as          Pages 258 through 268
                       of August 7, 1996, between Scotts
                       and Charles M. Berger

           10(m)       Stock Option Agreement, dated as        Pages 269 through 276
                       of August 7, 1996, between Scotts
                       and Charles M. Berger

           10(n)       Stock Option Agreement, dated as        Pages 277 through 283
                       of March 5, 1996, between Scotts
                       and Tadd C. Seitz

           10(o)       Letter Agreement, dated April 10,       Pages 284 through 293
                       1996, between Theodore J. Host
                       and Scotts

           10(p)       Letter Agreement, dated January         Pages 294 through 299
                       18, 1996, between Scotts and Paul
                       D. Yeager, and amendment dated
                       September 16, 1996


(b)  REPORTS ON FORM 8-K

  The Registrant filed a Current Report on Form 8-K dated April 3, 1996, which reported, as an "Other Event", that a letter was forwarded by Mr. Tadd C. Seitz, then Chairman of the Board, Interim President and Chief Executive Officer of the Registrant, to certain investors and analysts. No financial statements were required to be filed with the Current Report on Form 8-K.

(c)  EXHIBITS

  See Item 14(a)(3) above.

(d)  FINANCIAL STATEMENT SCHEDULES

  The response to this portion of Item 14 is submitted as a separate section of this Annual Report on Form 10-K. See Item 14(a)(2) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE SCOTTS COMPANY


Dated: December 23, 1996               By  /s/  Charles M. Berger
                                           ----------------------------------
                                            Charles M. Berger, Chairman of the
                                            Board, President and Chief Executive
                                            Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

       SIGNATURE                                   TITLE                                   DATE
       ---------                                   -----                                   -----
/s/ James B Beard                             Director                                December 23, 1996
-----------------------------------
         James B Beard

/s/ Charles M. Berger                         Chairman of the Board/                  December 23, 1996
-----------------------------------           President/Chief Executive Officer
         Charles M. Berger

/s/ John S. Chamberlin                        Director                                December 23, 1996
-----------------------------------
         John S. Chamberlin

/s/ Joseph P. Flannery                        Director                                December 23, 1996
-----------------------------------
         Joseph P. Flannery

/s/ Horace Hagedorn                           Vice Chairman/Director                  December 23, 1996
-----------------------------------
         Horace Hagedorn

/s/ James Hagedorn                            Executive Vice President/                December 23, 1996
-----------------------------------           Director
         James Hagedorn

/s/ John Kenlon                               Director                                 December 23, 1996
-----------------------------------
         John Kenlon

/s/ Karen Gordon Mills                        Director                                 December 23, 1996
-----------------------------------
         Karen Gordon Mills

/s/ Tadd C. Seitz                             Director                                 December 23, 1996
-----------------------------------
         Tadd C. Seitz

/s/ Donald A. Sherman                         Director                                 December 23, 1996
-----------------------------------
         Donald A. Sherman

/s/ John M. Sullivan                          Director                                 December 23, 1996
-----------------------------------
         John M. Sullivan

/s/ L. Jack Van Fossen                        Director                                 December 23, 1996
-----------------------------------
         L. Jack Van Fossen

/s/ Paul D. Yeager                            Executive Vice President/                December 23, 1996
-----------------------------------           Chief Financial Officer/
         Paul D. Yeager                       Principal Accounting Officer

                                                   Page 25

FIVE-YEAR SUMMARY


THE SCOTTS COMPANY AND SUBSIDIARIES
For years ended September 30
(in thousands except share data)                                 1992        1993(1)       1994(2)        1995(3)        1996
------------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Operations Data

Net sales                                                 $   413,558   $   466,043   $   606,339   $  732,837   $   751,880
Cost of sales                                                 213,133       244,218       319,730      394,369       414,075
Inventory writedown                                                 -             -             -            -         3,084
                                                              -------       -------       -------       -------       -------
Gross profit                                                  200,425       221,825       286,609      338,468       334,721
                                                              -------       -------       -------       -------       -------
Operating expenses:
   Marketing                                                   66,245        74,579       100,106      130,179        140,919
   Distribution                                                61,051        67,377        84,407      104,513         95,181
   General and administrative                                  24,759        27,688        30,189       28,672         34,266
   Research and development                                     6,205         7,700        10,352       10,970         10,605
   Amortization of goodwill and other intangibles                 816         1,615         3,633        5,950          8,812
   Other income, net                                             (796)         (955)       (1,350)        (163)          (558)
   Unusual (income) charges                                         -             -             -       (4,227)        17,703
                                                              -------       -------       -------       -------       -------
   Total operating expenses                                   158,280       178,004       227,337      275,894        306,928
                                                              -------       -------       -------       -------       -------

Income from operations                                         42,145        43,821        59,272       62,574         27,793
Interest expense                                               15,942         8,454        17,450       26,320         26,541
                                                              -------       -------       -------       -------       -------

Income before income taxes, extraordinary
   items and cumulative effect of accounting changes           26,203        35,367        41,822        36,254         1,252
Income taxes                                                   11,124        14,320        17,947        13,898         3,782
                                                              -------       -------       -------       -------       -------
Income (loss) before extraordinary items and
   cumulative effect of accounting changes                     15,079        21,047        23,875        22,356        (2,530)
Extraordinary items:
Loss on early extinguishment of debt, net of tax               (4,186)            -          (992)            -             -
Utilization of net operating loss carryforwards                 4,699             -             -             -             -
Cumulative effect of changes in accounting for
   postretirement benefits, net of tax and
   accounting for income taxes                                      -       (13,157)            -             -             -
                                                              -------       -------       -------       -------       -------

Net income (loss)                                              15,592         7,890        22,883        22,356        (2,530)

Preferred stock dividends                                           -             -             -         3,559         9,750
                                                              -------       -------       -------       -------       -------
Income (loss) applicable to common shareholders           $    15,592   $     7,890   $    22,883   $    18,797   $   (12,280)
                                                              -------       -------       -------       -------       -------
                                                              -------       -------       -------       -------       -------
Net income (loss) per common share:
Income (loss) before extraordinary items and
   cumulative effect of accounting changes                $      0.84   $      1.07   $      1.27   $      0.99   $     (0.65)
Extraordinary items:
Loss on early extinguishment of debt, net of tax                (0.23)            -         (0.05)            -            -
Utilization of net operating loss carryforwards                  0.26             -             -             -            -
Cumulative effect of changes in accounting for
   postretirement benefits, net of tax and income taxes             -         (0.67)            -             -            -
                                                              -------       -------       -------       -------       -------

   Net income (loss) per common share                     $      0.87   $      0.40   $      1.22   $      0.99   $     (0.65)
                                                              -------       -------       -------       -------       -------
                                                              -------       -------       -------       -------       -------

Common shares used in per share calculation                18,014,151    19,687,013    18,784,729    22,616,685    18,785,724

Consolidated Balance Sheets Data
Working capital                                           $    54,795   $    88,526   $   140,566   $   226,998   $   181,203
Capital investment                                             19,896        15,158        33,402        23,606        18,215
Property, plant and equipment, net                             89,070        98,791       140,105       148,754       139,488
Total assets                                                  268,021       321,590       528,584       809,045       731,685
Term debt, including current portion                           31,897        92,524       223,885       272,446       223,325
Total shareholders' equity                                    175,929       143,013       168,160       380,790       364,301



(1) Includes Republic Tool and Manufacturing Corp. ("Republic") from November 19, 1992
(2) Includes Scotts-Sierra Horticulture Products Company ("Sierra") from December 16, 1993
(3) Includes Scotts' Miracle-Gro Products, Inc. and its subsidiaries ("Miracle-Gro Companies") from May 19, 1995

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated results of operations for the fiscal years ended September 30, 1996, 1995 and 1994 and the financial condition at September 30, 1996 should be read in conjunction with the Consolidated Financial Statements and Notes included elsewhere in this Report.

A merger and an acquisition in recent years have a significant impact on the year-to-year comparisons of results of operations. Effective May 19, 1995, The Scotts Company ("Scotts" or the "Company") merged with Stern's Miracle-Gro Products, Inc. ("Miracle-Gro"); therefore, fiscal 1996 was the first year Miracle-Gro's spring selling season was included in Scotts' consolidated results of operations. Effective December 16, 1993, Scotts completed its acquisition of Grace-Sierra Horticultural Products Company ("Sierra"). Pro forma discussions herein give effect to both of these transactions as if they had occurred on October 1, 1993.

REVIEW OF FISCAL 1996
Fiscal 1996 was a significant and challenging financial year for Scotts. The Company continued as the clear market leader in the U.S. consumer lawn and garden industry, remained a leader in the U.S. professional turf and horticulture management markets, and continued to grow its highly profitable international business. During fiscal 1996, the Company reported record net sales of $751.9 million. While management believes Scotts maintained and expanded its key market positions in 1996, the Company made several decisions that resulted in a significant reduction in income from operations and a $2.5 million net loss for the fiscal year.

Fiscal 1996 net sales were unfavorably impacted as the Company discontinued a program encouraging retailers to build their consumer lawns products inventories substantially in advance of the spring selling season. This program was costly to Scotts as it included higher than normal discounting and promotional allowances to retailers. Management estimates that retailers had approximately $60 million in inventories related to this program at the beginning of Scotts fiscal 1996. Marketing expense was higher in proportion to sales in 1995 and 1996, due in part to the impact of the consumer lawns retailer early purchase program.

The Company took additional steps toward long-term sustained profitability by restructuring certain aspects of its business, resulting in $17.7 million of unusual charges during 1996. These unusual charges were for severance costs related to the termination of approximately 120 associates and for assets whose book values were impaired as a result of operational and strategic business changes.

The Company has also recently realigned its U.S. Consumer Business Group into three smaller, more focused groups: Consumer Lawns, Consumer Gardens and Organics. Management believes these newly established groups, in addition to the previously existing Professional and International Business Groups, provide the Company with a strategic organizational structure that is focused on the opportunities associated with each business and the special requirements of their customers, with the ultimate objective of maximizing profitability and overall shareholder value.

The first major positive outcome of the discontinuance of the consumer lawns retailer early purchase program was improved working capital management (that contributed to operating cash flows of $82.3 million in 1996), which combined with lower capital investments, generated approximately $51.9 million of free cash flow (cash provided by operating activities less capital investment and Preferred Stock dividends) during fiscal 1996, compared to negative free cash flow of $20.3 million and $23.5 million in fiscal 1995 and 1994, respectively.

RESULTS OF OPERATIONS
The following table sets forth the components of income and expense for the three years ended September 30, 1996 on a percent-of-net sales basis:

                                                         YEARS ENDED SEPTEMBER 30,
                                                      ------------------------------
                                                        1994       1995       1996
                                                      --------   --------   --------
Net sales                                               100.0%     100.0%     100.0%
Cost of sales                                            52.7       53.8       55.1
Inventory writedown                                         -          -        0.4
                                                      --------   --------   --------
Gross profit                                             47.3       46.2       44.5
                                                      --------   --------   --------

Operating expenses:
Marketing                                                16.5       17.8       18.7
Distribution                                             13.9       14.3       12.7
General and administrative                                5.0        3.9        4.5
Research and development                                  1.7        1.5        1.4
Amortization of goodwill and other intangibles            0.6        0.8        1.2
Other income, net                                        (0.2)         -       (0.1)
Unusual (income) charges                                    -       (0.6)       2.4
                                                      --------   --------   --------
Total operating expenses                                 37.5       37.7       40.8
                                                      --------   --------   --------

Income from operations                                    9.8        8.5        3.7
                                                      --------   --------   --------

Interest expense                                          2.9        3.6        3.5
                                                      --------   --------   --------

Income before income taxes and extraordinary item         6.9        4.9        0.2

Income taxes                                              3.0        1.9        0.5
                                                      --------   --------   --------

Income (loss) before extraordinary item                   3.9        3.0       (0.3)
Extraordinary item:
Loss on early extinguishment of debt, net of tax         (0.1)         -          -
                                                      --------   --------   --------

Net income (loss)                                         3.8        3.0       (0.3)
Preferred stock dividends                                   -        0.5        1.3
                                                      --------   --------   --------

Income (loss) applicable to common shareholders           3.8%       2.5%      (1.6)%
                                                      --------   --------   --------
                                                      --------   --------   --------

FISCAL 1996 COMPARED WITH FISCAL 1995
Net sales for the fiscal year ended September 30, 1996 totaled $751.9 million, an increase of $19 million or 2.6% from the prior year. Compared to fiscal 1995 pro forma net sales of $821.2 million, net sales decreased by $69.3 million or 8.4%. Compared to 1995 pro forma, 1996 net sales declined principally due to the discontinuance of a consumer lawns retailer early purchase program, that encouraged retailers to build their inventories substantially in advance of the spring selling season and had the impact of increasing sales in the latter four months of fiscal 1995. Management estimates that approximately $60 million (7.3%) of the 1996 net sales decline from 1995 pro forma is a result of the discontinuance of this program. Sales volumes (down 11.1% in total compared to 1995 pro forma) were also unfavorably impacted by unusually poor spring weather conditions in North America and Northern Europe. Net sales increased approximately 2.7% in 1996 compared to 1995 pro forma as a result of pricing.

Consumer Lawns Group net sales decreased $49.7 million or 18.0% ($54.1 million or 19.3% on a pro forma basis) to $225.9 million in 1996, primarily as a result of the discontinuance of the retailer early purchase program (approximately 21.4%). Consumer lawns 1996 sales were further negatively impacted by poor spring weather in its major markets (6.0%), partially offset by modest price increases (5.2%) and the impact of expanded distribution of Miracle-Gro Extra Long Lasting Lawn Food (2.9%). Compared to 1995 actual, Consumer Gardens Group net sales increased from $82.2 million to $115.3 million, primarily as a result of the inclusion of Miracle-Gro for the first full fiscal year. On a pro forma basis, consumer gardens net sales decreased 1.5%, reflecting the integration of the Miracle-Gro and Scotts garden product lines, resulting in the elimination of certain overlapping products (2.6%), and the poor spring weather in 1996. Organics Business Group net sales decreased by $6.7 million or 3.6% to $181.1 million in 1996, primarily due to lower volume resulting from poor spring weather and the closure of several composting facilities.

In 1996, Professional Business Group net sales were $154.5 million, a decrease of $6.8 million or 4.2%, primarily as a result of poor spring and summer weather, and the elimination of certain end of season discounting programs in 1996 (together, 7.6%), partially offset by modest price increases (3.3%). International Business Group net sales increased by $5.5 million or 8.0% to $75.1 million in 1996, principally due to strong sales gains in the Asia/Pacific and Latin American regions, partially offset by poor spring weather conditions in Northern Europe.

During 1995, the Peters-Registered Trademark- line of U.S. consumer water-soluble fertilizer products ("CWSF") generated net sales of $5.4 million; this line was divested in 1995 under a Federal Trade Commission consent order pursuant to the merger with Miracle-Gro.

Cost of sales were 55.5% of net sales in 1996, a 1.7 percentage point increase compared to 53.8% of net sales in 1995. The increase resulted from the inventory writedown for products that are being phased out as part of the Company's plan to simplify its products lines, lower than planned production volumes resulting in higher proportional manufacturing costs, and to a lesser extent, unfavorable sales mix resulting from the discontinuance of the consumer lawns retailer early purchase program.

Operating expenses increased $31 million or 11.3% to $306.9 million in 1996, from $275.9 million in 1995. Operating expenses were 40.8% of net sales in 1996, compared to 37.7% in 1995. Excluding unusual (income) charges in both years, operating expenses increased $9.1 million or 3.3% to $289.2 million, from $280.1 million in 1995. Excluding unusual (income) charges, operating expenses were 38.4% of net sales in 1996, compared to 38.3% of net sales in 1995. Excluding unusual (income) charges, operating expenses increased due to the inclusion of Miracle-Gro for a full year in 1996 (7.7%), higher media advertising of consumer lawns products (2.1%), expansion of the International sales and marketing infrastructure (1.0%), and to a lesser extent, higher bad debts, associate medical and dental expenses, and external legal costs.
These factors were partially offset by lower retailer promotional spending as a result of the discontinuance of the consumer lawns retailer early purchase program (3.8%), lower distribution costs on lower sales volumes (3.9%), and to a lesser extent, a partial year impact of cost reduction programs.

During fiscal 1996, the Company recorded $17.7 million (2.4% of net sales) of unusual charges resulting from initiatives designed to reduce costs, increase operating efficiencies and return the Company to profitability. The unusual charges were for severance costs associated with restructurings and write-downs of various under-utilized or idle assets, including several plant closings. In fiscal 1995, the Company recorded $4.2 million of unusual income related to the divestiture of the Peters-Registered Trademark- line of U.S. CWSF products, decreasing operating expenses by 0.6% of net sales.

Interest expense increased $0.2 million to $26.5 million in 1996. The increase was a result of higher average borrowings in the first eight months of fiscal 1996, reflecting incremental receivables associated with the consumer lawns retailer early purchase program and the first year impact of Miracle-Gro's seasonal working capital requirements. Average borrowings increased to approximately $317.5 million in 1996, $23.5 million higher than 1995. Higher average borrowings were partially offset by a decrease in the average variable interest rate for the Company of approximately one-half of one percent.

The Company's effective tax rate in 1996 was 302.3%, compared to 38.3% in 1995. Excluding unusual (income) charges in both years, the effective tax rate would have been 52.4% in 1996 versus 43.4% in 1995. Including unusual charges, the high effective tax rate in 1996 is attributable to non-tax deductible amortization of goodwill and certain intangibles in the U.S., combined with the low level of reported pre-tax income. Additional information on the effective tax rate is provided in Note 10 to the Company's Consolidated Financial Statements.

During 1996, the Company reported a net loss of $2.5 million, compared to net income of $22.4 million in 1995. Excluding unusual (income) charges and the inventory writedown (approximately $13 million in 1996 and ($4.2) million in 1995, on an after tax basis), Scotts would have reported net income of approximately $10.5 million in 1996 versus net income of $18.2 million in 1995. The decline in net income before unusual items in 1996 is primarily due to lower net sales as a result of the discontinuance of the consumer lawns retailer early purchase program and poor spring weather impacting all business groups, lower gross margins due to lower than planned manufacturing volumes and unfavorable sales mix, and higher investment in consumer directed media, partially offset by the positive impact from inclusion of Miracle-Gro for a full year in fiscal 1996.

FISCAL 1995 COMPARED WITH FISCAL 1994
Net sales increased to $732.8 million, up approximately 20.9%, primarily due to increased sales volume (14.5%), of which 5.2% resulted from a consumer lawns early purchase program which encouraged retailers to start building their inventories for the spring of 1996 in the latter four months of Scotts fiscal 1995, while deferring payment to 1996. The increase in actual net sales also reflects the inclusion of Sierra for the full year in 1995 (3.4%) and Miracle-Gro from the merger date of May 19, 1995 (3.0%). On a pro forma basis, net sales increased by $95 million or 13.1% to $821.2 million

Consumer Lawns Group net sales increased $54.1 million or 22.9% to $275.6 million. This increase resulted primarily from increased volume, of which 12.9% resulted from the retailer early purchase. Consumer Gardens Group net sales increased $21 million to $33.1 million, reflecting the partial year impact of the merger with Miracle-Gro on May 19, 1995. On a pro forma basis, consumer gardens net sales increased $5.8 million or 5.2% to $117 million. Organics Business Group net sales increased $17.5 million or 10.2% to $187.8 million, primarily as a result of volume increases.

Professional Business Group net sales of $161.3 million increased by 11.1%, primarily due to the inclusion of Sierra for a full year in 1995 (8.0%) and an increased demand for horticulture products (3.1%). International Business Group sales increased by 43.7% to $69.6 million due to gains in these markets combined with the positive impact resulting from the sale of Scotts products in the Company's international distribution network (19.7%), the inclusion of Sierra net sales for the full year (16.9%) and favorable exchange rates (7.1%).

Cost of sales represented 53.8% of net sales in fiscal 1995, a 1.1 percentage point increase compared to 52.7% of net sales in fiscal 1994. The increase resulted from higher prices for urea (a primary source of nitrogen in most of Company's fertilizer products), increased International sales of lower margin U.S. produced products, increased sales of lower margin domestic products, and to a lesser extent, pricing incentives to major consumer lawns and professional customers.

Operating expenses increased $48.6 million or 21.4% to $275.9 million in 1995, from $227.3 million in 1994. Excluding unusual income in 1995, operating expenses increased $52.8 million or 23.2%. Marketing expense increased 30.0% due primarily to increased promotional allowances to retailers (16.2%) and to a lesser extent increased sales, a higher proportion of International sales which carry a higher ratio of marketing cost to sales, and higher sales force incentives. Distribution expense increased 23.8% as a result of higher sales volume, higher warehousing and storage costs as a result of increased inventory levels, higher freight rates and a higher proportion of the sales growth in lower value per pound products. These increases were partially offset by a 5% decline in general and administrative expense as a result of synergies achieved from the integration of Sierra, cost controls and reduced management incentives. Amortization of goodwill and other intangibles increased as a result of the merger with Miracle-Gro and the first full year including Sierra. Other income, net decreased principally as a result of the Company's portion of the loss from Miracle Garden Care, Ltd ("MGC Ltd") and a reduction in royalty income.

Interest expense increased 50.8%. The increase was caused by higher interest rates on the floating-rate bank debt and the 9 7/8% Senior Subordinated Notes due August 1, 2004 (the "Notes") compared with the floating-rate bank debt the Notes replaced (32.6%), a full year outstanding of the borrowings to fund the Sierra acquisition (8.1%) and an increase in borrowing levels (10.1%) principally to support higher working capital requirements and capital investments.

The Company's effective tax rate decreased from 42.9% in 1994 to 38.3% in 1995. This decrease results primarily from the tax treatment of the disposition of the Peters-Registered Trademark- line of CWSF products (3%) and resolution of prior year tax contingencies (3.9%) offset by an increase in non-tax deductible amortization of goodwill and intangible assets (1.3%).

Net income of $22.4 million decreased by $0.5 million from 1994. Among the significant items impacting 1995 results were increased revenues and costs from the Consumer Lawns retailer early purchase program, the gain from the divestiture of the Peters-Registered Trademark- line of CWSF products, the lower effective tax rate, and the higher cost of urea, each as discussed more fully above and an extraordinary charge of $1 million, net of tax, in 1994 for the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES
Current assets of $292 million as of September 30, 1996, decreased by $58.9 million compared with the prior year end. The decrease was attributable to a $66.1 million decrease in accounts receivable, partially offset by slightly higher inventories and cash balances. Accounts receivable as of September 30, 1995 included approximately $60 million related to the consumer lawns retailer early purchase program. This retailer early purchase program was significantly modified for the spring 1997 selling season, eliminating the majority of extended terms accounts receivable on September 30, 1996.

Current liabilities of $110.8 million as of September 30, 1996, decreased by $13.1 million compared with the prior year end. The decrease was principally attributable to lower trade payables as a result of lower fourth quarter 1996 manufacturing volumes, in line with the discontinuance of the retailer early purchase program that increased fourth quarter 1995 sales and production requirements.

Capital investments totaled approximately $18.2 million and $23.6 million for the fiscal years ended September 30, 1996 and 1995, respectively, and are expected to be approximately $20 million in fiscal 1997. In addition, the Company is evaluating expansion of its Marysville distribution facility, which is expected to generated annual distribution savings of at least $1.5 million. The proposed expansion could result in additional capital investments of up to $10 million in 1997. The Company's Fourth Amended and Restated Credit Agreement (the "Credit Agreement") restricts capital investments to $50 million per fiscal year, with a one-year carryover provision. These investments will be financed with cash provided by operations and utilization of available credit facilities.

Long-term debt as of September 30, 1996 decreased $48.9 million compared with September 30, 1995. The decrease in long-term debt is a direct result of $82.3 million in cash provided by operating activities, less capital investments of $18.2 million, cash paid for preferred stock dividends of $12.2 million (higher than the $9.8 million annual dividend requirement due to timing of payments around the end of fiscal 1995), and net common stock repurchases of $2.3 million.

Shareholders' equity decreased by $16.5 million to $364.3 million as of September 30, 1996. The decrease was due to the net loss of $2.5 million, Convertible Preferred Stock dividends of $9.8 million, a net change in treasury stock of $2.2 million and an unfavorable change in the cumulative foreign currency adjustment of $1.9 million.

The primary sources of liquidity for the Company are funds generated by operations and borrowings under the Company's Credit Agreement. The Credit Agreement was amended and restated in March 1995. As amended, the Credit Agreement is unsecured and provides up to $375 million through March 31, 2000, and does not contain a term loan facility. Additional information on the Credit Agreement is described in Note seven to the Company's Consolidated Financial Statements.

The Company has foreign exchange rate risk related to international operations and cash flows. During fiscal 1995, a program was designed to minimize the exposure to adverse currency impacts on the cash value of the Company's non-local currency receivables and payables, as well as the associated earnings impact. Since January 1995, the Company has entered into forward foreign exchange contracts and purchase currency options tied to the economic value of receivables and payables and expected cash flows denominated in non-local foreign currencies. Management anticipates that these financial instruments will act as an effective hedge against the potential adverse impact of exchange rate fluctuations on the Company's results of operations, financial condition and liquidity. It is recognized, however, that the program will minimize but not completely eliminate the Company's exposure to adverse currency movements.

As of September 30, 1996, the Company's European operations had foreign exchange risk in various European currencies tied to the Dutch guilder. These currencies include the Australian Dollar, Belgian Franc, German Mark, Spanish Peseta, French Franc, British Pound, Italian Lire, and the U.S. Dollar. The Company's U.S. operations had foreign exchange rate risk in the Canadian Dollar, Dutch Guilder and the British Pound which are tied to the U.S. Dollar. As of September 30, 1996, there were outstanding forward foreign exchange contracts with a value of approximately $16.6 million. These contracts had maturity dates ranging from October 29, 1996 to June 10, 1997.

In the opinion of the Company's management, cash flows from operations and capital resources will be sufficient to meet debt service and working capital needs during the 1997 fiscal year.

INFLATION
The Company is subject to the effects of changing prices. The Company has, however, generally been able to pass along inflationary increases in its costs by increasing the prices of its products.

ENVIRONMENTAL MATTERS
The Company is subject to local, state, federal and foreign environmental protection laws and regulations with respect to its business operations and believes it is operating in substantial compliance with, or taking action aimed at ensuring compliance with, such laws and regulations. The Company is involved in several environmental related legal actions with various governmental agencies. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse affect on the Company's financial position; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by the resolution of these matters. Additional information on environmental matters affecting the Company is provided in Note 12 to the Company's Consolidated Financial Statements and in the annual report on Form 10-K to the Securities and Exchange Commission for the year ended September 30, 1996 under the "Business" and "Legal Proceedings" sections.

ACCOUNTING ISSUES
During 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires review for possible impairment whenever events or business circumstances indicate that the carrying amount of an asset may not be recoverable. Although the Company's previous accounting policies were in accordance with SFAS No. 121, the guidelines of this pronouncement were applied in determining certain of the unusual charges recorded in fiscal 1996.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation", effective for financial statements for fiscal years beginning after December 15, 1995. SFAS No. 123 provides for, but does not require, a fair value method of accounting for stock-based compensation arrangements rather than the intrinsic value method previously required. Alternatively, entities that retain the intrinsic value method are required to disclose in the notes to the financial statements pro forma net income and earnings per share information as if the fair value method had been applied. The Company does not intend to adopt the fair value method of SFAS No. 123; therefore, this standard will not have a material effect on the Company's consolidated financial statements.

RECENT DEVELOPMENTS
The Company has signed a letter of intent to acquire the remaining ownership interests of the MGC Ltd business; Scotts currently owns approximately a one-third interest in this business. MGC Ltd is principally engaged in the manufacture and sale of consumer lawn and garden products in the United Kingdom. Closing of this transaction is expected to occur during the second quarter of fiscal 1997.

In connection with the pending MGC Ltd acquisition, the Company is seeking an amendment to its Credit Agreement for the purpose of financing the acquisition, refinancing MGC Ltd's existing debt and providing for MGC Ltd's seasonal working capital needs. The proposed amendment provides for an increase in the available line-of-credit from $375 million to $425 million, and allows up to the equivalent of $100 million of the available credit to be borrowed in British pounds sterling. Other terms of the Credit Agreement will remain essentially unchanged.

OUTLOOK FOR 1997
Looking forward to 1997, management expects that the discontinuance of the consumer lawns retailer early purchase program, the realignment of the business groups designed to provide better focus on and accountability for performance, and the positive impacts of the recent restructurings to return the Company to profitability. However, these changes, along with inherent risks of a seasonal business, present several challenges for 1997.

The Consumer Lawns Groups' marketing strategy has been refocused on consumer directed, "pull" advertising and less on the retailer directed, "push" promotional programs heavily relied upon in recent years. Although presentations to retailers indicate encouraging acceptance of these new marketing and promotional programs, the success thereof and the impact of the change in the pre-season selling programs is unknown. On a pro forma basis, the Company has historically generated 66% to 68% of its annual revenues in its second and third fiscal quarters. Management expects this relationship to continue or to become slightly more pronounced with the change in the consumer lawns marketing and promotional programs. Spring weather conditions in North America are also a significant factor impacting sales of the Company's products, especially in the early spring selling season.

Management expects gross profit margins to improve in 1996 as a result of the anticipated recovery of the relatively higher margin consumer lawns business, higher volumes increasing manufacturing efficiencies, and stabilized raw material prices. In particular, recent prices for urea have stabilized, which combined with a long-term supply agreement, should keep the cost of this key raw material in-line with 1996 levels. In the last quarter of 1997, the Company plans to change over to plastic packaging for its key consumer lawns products and update the technology of one of its key manufacturing lines. These planned changes, along with the general direction toward simplifying its product lines, may put temporary downward pressure on gross profit margins during the transition period as new processes startup and old products are phased out.

The Company expects a lower effective tax rate in 1997 in the range of 42% to 44%, principally as a result of the anticipated return to profitability.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995. The statements contained in this report which are not historical fact are "forward looking statements" that involve various important risks, uncertainties, and other factors which could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in such forward looking statements. These important factors include, without limitation, the risks and factors set forth above in "Outlook for 1997" as well as other risks previously disclosed in the Company's securities filings.

                     THE SCOTTS COMPANY AND SUBSIDIARIES
                    Consolidated Statements of Operations
            for the years ended September 30, 1994, 1995 and 1996
                   (in thousands except per share amounts)

                                                               1994       1995       1996
                                                             --------   --------   --------
Net sales                                                    $606,339   $732,837   $751,880
Cost of sales                                                 319,730    394,369    414,075
Inventory writedown                                                 -          -      3,084
                                                             --------   --------   --------

Gross profit                                                  286,609    338,468    334,721
                                                             --------   --------   --------

Marketing                                                     100,106    130,179    140,919
Distribution                                                   84,407    104,513     95,181
General and administrative                                     30,189     28,672     34,266
Research and development                                       10,352     10,970     10,605
Amortization of goodwill and other intangibles                  3,633      5,950      8,812
Other income, net                                              (1,350)      (163)      (558)
Unusual (income) charges                                            -     (4,227)    17,703
                                                             --------   --------   --------

Income from operations                                         59,272     62,574     27,793

Interest expense                                               17,450     26,320     26,541
                                                             --------   --------   --------

Income before income taxes and extraordinary item              41,822     36,254      1,252

Income taxes                                                   17,947     13,898      3,782
                                                             --------   --------   --------

Income (loss) before extraordinary item                        23,875     22,356     (2,530)

Extraordinary item:
    Loss on early extinguishment of debt, net of tax             (992)         -          -
                                                             --------   --------   --------

Net income (loss)                                              22,883     22,356     (2,530)

Preferred stock dividends                                           -      3,559      9,750
                                                             --------   --------   --------

Income (loss) applicable to common shareholders              $ 22,883   $ 18,797   $(12,280)
                                                             --------   --------   --------
                                                             --------   --------   --------

Net income (loss) per common share:
    Income (loss) before extraordinary item                  $   1.27   $   0.99   $  (0.65)
    Extraordinary item:
         Loss on early extinguishment of debt, net of tax        (.05)         -          -
                                                             --------   --------   --------

    Net income (loss) per common share                       $   1.22   $   0.99   $  (0.65)
                                                             --------   --------   --------
                                                             --------   --------   --------

Common shares used in per share calculation                    18,785     22,617     18,786
                                                             --------   --------   --------
                                                             --------   --------   --------

See Notes to Consolidated Financial Statements.

                          THE SCOTTS COMPANY AND SUBSIDIARIES
                         Consolidated Statements of Cash Flows
                 for the years ended September 30, 1994, 1995 and 1996

                                                                               1994      1995        1996
                                                                               ----      ----        ----
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                     $  22,883   $22,356   $  (2,530)
     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
             Depreciation                                                     13,375    16,056      16,812
             Amortization                                                      8,562     9,599      12,473
             Extraordinary loss on early extinguishment of debt                  992      -           -
             Unusual (income) charges                                           -       (4,227)     15,052
             Postretirement benefits                                             368       145          (2)
             Deferred income taxes                                             5,378    (2,596)     (5,728)
             Loss (gain) on sale of equipment                                     29       (55)        (93)
             Equity in loss (income) of unconsolidated businesses               -        1,216        (493)
             Provision for losses on accounts receivable                       1,974     1,533       3,363
             Other                                                               234      (309)       (464)
             Changes in assets and liabilities:
                 Accounts receivable                                         (33,846)  (36,661)     62,736
                 Inventories                                                 (10,406)  (22,984)     (4,883)
                 Prepaid and other current assets                             (2,065)   (2,119)      2,068
                 Accounts payable                                              6,400    12,049     (16,919)
                 Accrued liabilities                                           6,220     9,567         638
                 Other assets and liabilities                                (10,231)      906         312
                                                                              ------    ------      ------
                     Net cash provided by operating activities                 9,867     4,476      82,342
                                                                              ------    ------      ------

 CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in property, plant and equipment                             (33,402)  (23,606)    (18,215)
     Proceeds from sale of equipment                                             384       718         834
     Investment in affiliate                                                    -         (250)       -
     Acquisitions, net of cash acquired                                     (117,107)     -           -
     Cash acquired in merger with Miracle-Gro                                   -        6,449        -
     Proceeds from Peters divestiture                                           -        9,966        -
                                                                              ------    ------      ------
                     Net cash used in investing activities                  (150,125)   (6,723)    (17,381)
                                                                              ------    ------      ------

 CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings under term  debt                                             289,215      -           -
     Payments on term and other debt                                        (166,844)  (27,127)       -
     Net borrowings (payments) under revolving credit                         30,500    27,402     (48,553)
     Net borrowings (payments) under bank line of credit                       1,211    (1,819)      1,903
     Deferred financing cost incurred                                         (5,139)     (486)       -
     Purchase of Common Shares                                                  -         -         (9,779)
     Issuance of Common Shares                                                   160       436       7,477
     Dividends on Class A Convertible Preferred Stock                           -       (1,122)    (12,187)
                                                                              ------    ------      ------
                      Net cash provided by (used in) financing activities    149,103    (2,716)    (61,139)
                                                                              ------    ------      ------

 Effect of exchange rate changes on cash                                        (473)    1,296        (252)
                                                                              ------    ------      ------

 Net increase (decrease) in cash                                               8,372    (3,667)      3,570
 Cash, beginning of period                                                     2,323    10,695       7,028
                                                                              ------    ------      ------
 Cash, end of period                                                       $  10,695 $   7,028   $  10,598
                                                                              ------    ------      ------
                                                                              ------    ------      ------

 SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest (net of amount capitalized)                                  $  10,965 $  23,808   $  25,483
     Income taxes paid                                                        20,144    11,339       4,420
     Dividends declared not paid                                                -        2,437        -
     Businesses  acquired:
         Fair value of assets acquired                                       143,520   235,564
         Liabilities assumed                                                 (26,413)  (39,875)
         Net cash paid for acquisition                                       117,107      -
        Class A Convertible Preferred Stock issued                                     177,255
        Warrants issued                                                                 14,434

See Notes to Consolidated Financial Statements.

                          THE SCOTTS COMPANY AND SUBSIDIARIES
                              Consolidated Balance Sheets
                              September 30, 1995 and 1996
                                    (in thousands)

                                       ASSETS

                                                                                         1995          1996
                                                                                         ----          ----
Current Assets:
    Cash                                                                               $  7,028     $  10,598
    Accounts receivable, less allowance of $3,406 in 1995 and $4,114 in 1996            176,525       110,426
    Inventories                                                                         143,953       148,836
    Prepaid and other assets                                                             23,354        22,101
                                                                                      ---------      --------
        Total current assets                                                            350,860       291,961
                                                                                      ---------      --------

Property, plant and equipment, net                                                      148,754       139,488
Trademarks                                                                               89,250        86,997
Other intangibles                                                                        24,421        19,455
Goodwill                                                                                179,988       180,154
Other assets                                                                             15,772        13,630
                                                                                      ---------      --------

        Total Assets                                                                   $809,045      $731,685
                                                                                      ---------      --------
                                                                                      ---------      --------

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Revolving credit line                                                                $  97       $  2,000
    Current portion of term debt                                                           421            197
    Accounts payable                                                                    63,207         46,288
    Accrued liabilities                                                                 41,409         42,603
    Accrued taxes                                                                       18,728         19,670
                                                                                      ---------      --------
        Total current liabilities                                                      123,862        110,758
                                                                                      ---------      --------

Term debt, less current portion                                                        272,025        223,128
Postretirement benefits other than pensions                                             27,159         27,157
Other liabilities                                                                        5,209          6,341
                                                                                      ---------      --------

        Total Liabilities                                                              428,255        367,384
                                                                                      ---------      --------

Commitments and Contingencies

Shareholders' Equity:
    Class A Convertible Preferred Stock, no par value                                  177,255        177,255
    Common shares, $.01 stated value, issued 21,082 shares in 1995 and 1996                211            211
    Capital in excess of par value                                                     207,551        207,650
    Retained earnings                                                                   32,672         20,392
    Cumulative foreign currency translation adjustments                                  4,082          2,151
    Treasury stock, 2,388 shares in 1995 and 2,507 shares in 1996, at cost             (40,981)       (43,358)
                                                                                      ---------      --------
        Total Shareholders' Equity                                                     380,790        364,301
                                                                                      ---------      --------

        Total Liabilities and Shareholders' Equity                                    $809,045       $731,685
                                                                                      ---------      --------
                                                                                      ---------      --------

See Notes to Consolidated Financial Statements.


                                                THE SCOTTS COMPANY AND SUBSIDIARIES
                                    Consolidated Statements of Changes in Shareholders' Equity
                                        for the years ended September 30, 1994, 1995 and 1996
                                                          (in thousands)
                                                                                                                            Total
                               Convertible Class A                                                                          Share-
                                 Preferred Stock    Common Shares Capital in  Retained     Treasury Stock   Cumulative      holders'
                               -------------------  -------------  excess of  Earnings/    --------------   Translation     Equity/
                                Shares     Amount   Shares Amount  Par Value  (Deficit)   Shares     Amount  Gain(Loss)    (Deficit)
                                ------     ------   ------ ------  ---------  ---------   ------    -------   ---------   ----------

Balance, September 30, 1993                         21,073   $211   $193,263   $(9,008)   (2,415)  $(41,441)      $(12)    $143,013

Net income                                                                      22,883                                       22,883
Amortization of unearned
  compensation                                                            27                                                     27
Foreign currency translation
  adjustment                                                                                                     2,077        2,077

Issuance of common shares                                9               160                                                    160
                                ------     ------   ------ ------  ---------  ---------   ------    -------   ---------   ----------

Balance, September 30, 1994                         21,082    211    193,450    13,875    (2,415)   (41,441)     2,065      168,160

Net income                                                                      22,356                                       22,356
Dividends                                                                       (3,559)                                      (3,559)
Amortization of unearned
  compensation                                                            24                                                     24
Foreign currency translation
  adjustment                                                                                                     2,017        2,017
Issuance of common shares
  held in treasury                                                       (24)                 27        460                     436
Issuance of Class A Convertible
  Preferred Stock                  195   $177,255                                                                           177,255
Issuance of warrants                                                  14,434                                                 14,434
Options outstanding                                                     (333)                                                  (333)
                                ------     ------   ------ ------  ---------  ---------   ------    -------   ---------   ----------

Balance, September 30, 1995        195    177,255   21,082    211    207,551    32,672    (2,388)   (40,981)     4,082      380,790

Net loss                                                                        (2,530)                                      (2,530)
Dividends                                                                       (9,750)                                      (9,750)
Amortization of unearned
  compensation                                                            24                                                     24
Foreign currency translation
  adjustment                                                                                                    (1,931)      (1,931)
Issuance of common shares
  held in treasury                                                        75                 431      7,402                   7,477
Purchase of common shares                                                                   (550)    (9,779)                 (9,779)
                                ------     ------   ------ ------  ---------  ---------   ------    -------   ---------   ----------

Balance, September 30, 1996        195   $177,255   21,082   $211   $207,650   $20,392    (2,507)  $(43,358)    $2,151     $364,301
                                ------     ------   ------ ------  ---------  ---------   ------    -------   ---------   ----------
                                ------     ------   ------ ------  ---------  ---------   ------    -------   ---------   ----------

See Notes to Consolidated Financial Statements.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS

    The Scotts Company is engaged in the manufacture and sale of lawn care and garden products. The Company's major customers include mass merchandisers, home improvement centers, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, golf courses, professional sports stadiums, lawn and landscape service companies, commercial nurseries and greenhouses, and specialty crop growers. Scotts products are sold in the United States, Canada, the United Kingdom, continental Europe, Southeast Asia, the Middle East, Africa, Australia, New Zealand, and several Latin American countries.

    BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of The Scotts Company ("Scotts") and its wholly owned subsidiaries, Hyponex
    Corporation ("Hyponex"), Republic Tool and Manufacturing Corp. ("Republic"), Scotts-Sierra Horticultural Products Company ("Sierra") and Scotts' Miracle-Gro Products, Inc. ("Miracle-Gro"), (collectively, the "Company"). All material intercompany transactions have been eliminated.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. The most significant of these estimates are related to the allowance for doubtful accounts, inventory valuation reserves, marketing promotional and consumer rebate liabilities, income taxes and contingencies. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results ultimately may differ from the estimates.

    ACCOUNTING CHANGES

    In 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires review for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Although the Company's previous policies were in accordance with SFAS No. 121, the guidelines of this pronouncement were applied in determining certain of the unusual charges recorded in fiscal 1996; see Note 2.

    INVENTORIES

    Inventories are principally stated at the lower of cost or market, determined by the FIFO method; certain inventories of Hyponex (primarily organic products) are accounted for by the LIFO method. At September 30, 1995 and 1996, approximately 25% and 15% of inventories, respectively, are valued at the lower of LIFO cost or market. Inventories include the cost of raw materials, labor and manufacturing overhead.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value. Inventories, net of provisions of $6,711,000 and $8,666,000 as of September 30, 1995 and 1996,
respectively, consisted of:

     (in thousands)          1995           1996
                             ----           ----

     Finished Goods       $ 72,551       $ 96,690
     Raw Materials          71,624         51,942
                           -------        -------
     FIFO Cost             144,175        148,632

     LIFO Reserve             (222)           204
                           -------        -------

                         $ 143,953      $ 148,836
                           -------        -------
                           -------        -------


REVENUE RECOGNITION

Revenue generally is recognized when products are shipped. For certain large multi-location customers, revenue is recognized when products are shipped to intermediate locations and ownership is acknowledged by the customer.

ADVERTISING, PROMOTION AND CONSUMER GUARANTEE

The Company advertises its branded products through national and regional media, and through cooperative advertising programs with retailers. Retailers are also offered pre-season stocking and in-store promotion allowances. Certain products are also promoted with direct consumer rebate programs. Costs for these advertising and promotion programs are charged to marketing expense as incurred or expensed ratably over the year in relation to revenues. Advertising and promotion costs were $38,341,000, $58,470,000 and $64,930,000 in 1994, 1995 and 1996, respectively.

The Company expenses and establishes a liability for its consumer product "no quibble" guarantee program by applying an experience rate to sales in the period eligible product is shipped to retailers. Consumer guarantee costs were $778,000, $920,000 and $1,227,000 in 1994, 1995 and 1996, respectively.

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

     Land improvements                      10-25 years
     Buildings                              10-40 years
     Machinery and equipment                 3-15 years
     Furniture and fixtures                  6-10 years

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Property, plant and equipment at September 30, 1995 and 1996 consisted of the following:

(in thousands)
                                       1995         1996
                                   ---------      ---------
     Land and improvements         $  27,796      $  28,399
     Buildings                        45,032         44,327
     Machinery and equipment         136,213        137,814
     Furniture and fixtures           10,262         11,479
     Software                              -          1,845
     Construction in progress         11,916         10,433
                                     -------        -------
                                     231,219        234,297
     Less accumulated depreciation    82,465         94,809
                                     -------        -------
                                   $ 148,754      $ 139,488
                                     -------        -------
                                     -------        -------

RESEARCH AND DEVELOPMENT

Significant costs are incurred each year in connection with research and development programs that are expected to contribute to operating profits in future years. All costs associated with research and development are charged to expense as incurred.

INTANGIBLE ASSETS

Goodwill arising from business acquisitions is amortized over 40 years on a straight-line basis. Other intangible assets consist primarily of patents and debt issuance costs. Debt issuance costs are being amortized over the terms of the corresponding agreements. Patents and trademarks are being amortized on a straight-line basis over periods varying from 7 to 40 years. Accumulated amortization at September 30, 1995 and 1996 was $52,182,000 and $55,773,000, respectively.

During the year ended September 30, 1994, the Company capitalized $5,100,000 of debt issuance costs related to the issuance of Term Debt and 9 7/8% Senior Subordinated Notes and recognized an extraordinary charge of $992,000, net of income taxes of $662,000, for unamortized debt issuance costs in connection with certain debt prepayments. During the year ended September 30, 1995, the Company capitalized approximately $500,000 of debt issuance costs related to its Fourth Amended and Restated Credit Agreement.

Company management periodically assesses the recoverability of goodwill, trademarks and other intangible assets by determining whether the amortization of such assets over the remaining lives can be recovered through projected undiscounted net cash flows generated by such assets. In 1995, goodwill was reduced by $3,485,000 related to the disposition of the Peters U.S. consumer water-soluble fertilizer ("CWSF") business.

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

Realized and unrealized foreign exchange gains and losses are recognized and offset foreign exchange gains or losses on the underlying exposures. Unrealized gains and losses that are designated and effective as hedges on such transactions are deferred and recognized in operations in the same period as the hedged transactions.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         At September 30, 1996, the Company's European operations had foreign exchange risk in various European currencies tied to the Dutch guilder. These currencies are the Australian Dollar, Belgian Franc, German Mark, Spanish Peseta, French Franc, British Pound, Italian Lire and the U.S. Dollar. The Company's U.S. operations have foreign exchange rate risk in the Canadian Dollar, the Dutch Guilder and the British Pound which are tied to the U.S. Dollar. As of September 30, 1996, the Company had outstanding forward foreign exchange contracts with a contract value of approximately $16,585,000. These contracts have maturity dates ranging from October 29, 1996 to June 10, 1997.

         All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated into United States dollar equivalents at year-end exchange rates. Translation gains and losses are accumulated as a separate component of shareholders' equity. Income and expense items are translated at average monthly exchange rates. Cumulative foreign currency translation gain was $4,082,000 and $2,151,000 as of September 30, 1995 and 1996, respectively. Foreign currency transaction gains and losses are included in determining net income. In fiscal 1994, 1995 and 1996 the Company recorded foreign currency transaction losses in other expenses of $168,000, $337,000 and $1,249,000, respectively. The cash flows related to these gains and losses are classified in the statement of cash flows, as part of cash flows from operating activities.

         INCOME TAXES

         The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of the assets and liabilities using enacted tax rates.

         NET INCOME (LOSS) PER COMMON SHARE

         Net income (loss) per common share is based on the weighted-average number of common shares and common share equivalents (dilutive stock options, convertible preferred stock and warrants) outstanding each period.

2.       UNUSUAL (INCOME) CHARGES

         During 1996, the Company recorded $17,703,000 of unusual, non-recurring charges as part of management's plan to reduce costs, improve operating efficiencies and return to future profitable growth. This program was substantially completed as of September 30, 1996 and includes the cost of exiting certain facilities, asset impairments due to production and product realignments, and employee severance costs. These unusual charges included: (1) $4,898,000 for severance costs related to the termination of 120 associates; (2) $3,456,000 for previously deferred packaging costs for products that are being eliminated or for planned packaging changes; and (3) $9,349,000 related to the write-down of various under-utilized or idle assets, including several plant closings. As of September 30, 1996 approximately $2,247,000 remained in accrued liabilities related to these charges. It is anticipated the remaining balance will be disbursed by the end of fiscal 1997.

         In addition, the Company recorded inventory writedowns of $3,084,000 for products that are being phased out as part of the Company's plan to simplify and rationalize its product lines.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In the fourth quarter of 1995, the Company divested its Peters
         CWSF business for approximately $9,966,000. The gain on the divestiture was approximately $4,227,000. In connection with this transaction, the Company entered into a supply agreement through August 1997, in which the Company will produce all product requirements for the buyer at cost plus an agreed upon profit charge. The transaction was pursuant to a Federal Trade Commission ("FTC") consent order which the Company entered into in connection with its merger transactions with the Miracle-Gro Companies.

3.       MERGERS AND ACQUISITIONS

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

         The acquisition was accounted for using the purchase method. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired ("goodwill") of approximately $65,755,000 is being amortized on a straight-line basis over 40 years. Sierra's results of operations have been included in the Consolidated Statements of Operations from the acquisition date.

         MIRACLE-GRO

         Effective May 19, 1995, the Company completed merger transactions with Stern's Miracle-Gro Products, Inc. ("Miracle-Gro Products") and affiliated companies (the "Miracle-Gro Companies") for an aggregate purchase price of approximately $195,689,000. The consideration was comprised of $195,000,000 face amount of Class A Convertible Preferred Stock of Scotts with a fair value of $177,255,000, warrants to purchase 3,000,000 common shares of Scotts with a fair value of $14,434,000 and approximately $4,000,000 of transaction costs. The Preferred Stock has a dividend yield of 5.0% and is convertible into common shares of Scotts at $19.00 per share. The warrants are exercisable for 1,000,000 common shares at $21.00 per share, 1,000,000 common shares at $25.00 per share and 1,000,000 common shares at $29.00 per share. The fair value of the warrants has been included in capital in excess of par value in the Company's Consolidated Balance Sheets.

         The Miracle-Gro Companies are engaged in the marketing and distribution of plant foods and lawn and garden products primarily in the United States, Canada and Europe. On December 31, 1994, Miracle-Gro Products Limited ("MG Limited"), a subsidiary of Miracle-Gro, entered into an agreement to exchange its equipment and a license for distribution of Miracle-Gro products in certain areas of Europe for approximately a one-third equity interest in a U.K. based garden products company. The initial period of the license is five years and may be extended up to twenty years from January 1, 1995, under certain circumstances set forth in the license agreement. MG Limited is entitled to annual royalties for the first five years of the license.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The FTC, in granting permission for the acquisition of the Miracle-Gro Companies, required that the Company divest its Peters CWSF business.

         The merger transactions with the Miracle-Gro Companies have been accounted for using the purchase method. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of purchase price over the estimated fair values of the net assets acquired ("goodwill") of approximately $87,182,000 and trademarks of $90,000,000 are being amortized on a straight-line basis over 40 years. The Miracle-Gro Companies' results of operations have been included in the Consolidated Statements of Operations from the acquisition date of May 19, 1995.

         The following pro forma results of operations give effect to the above Miracle-Gro Companies merger transactions as if it had occurred on October 1, 1994.

               (in thousands, except per share amounts)
               (unaudited)


                                            Year ended
                                           September 30,
                                               1995
                                           ------------
                Net sales                     $821,189
                                              --------
                                              --------
                Net income                    $ 32,943
                                              --------
                                              --------

                Net income per common share   $   1.13
                                              --------
                                              --------


         For purposes of computing pro forma net income per common share, the Class A Convertible Preferred Stock is considered a common share equivalent. Pro forma primary net income per common share for the year ended September 30, 1995 is calculated using the weighted average common shares outstanding for Scotts of 22,617,000, and the common shares that would have been issued assuming conversion of Class A Convertible Preferred Stock at the beginning of the year to 10,263,000 common shares. The computation of pro forma primary net income per common share assuming reduction of net income for preferred dividends and no conversion of Class A Convertible Preferred Stock was anti-dilutive.

         The pro forma information provided does not purport to be indicative of actual results of operations if the Miracle-Gro Companies acquisition had occurred as of October 1, 1994 and is not intended to be indicative of future results or trends.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.       OTHER INCOME, NET

         Other income, net consisted of the following:

         (in thousands)                              Year ended September 30,
                                                     1994      1995       1996
                                                     ----      ----       ----

         Foreign currency loss                     $  168    $  337    $  1,249
         Royalty income                            (1,726)     (857)       (968)
         Equity in (income) loss of
            unconsolidated businesses                   -     1,216        (493)
         Other                                        208      (859)       (346)
                                                ---------   -------     --------
         Total                                  $  (1,350)  $  (163)    $  (558)
                                                ---------   -------     --------
                                                ---------   -------     --------

5.       PENSION

         Scotts and Sierra have defined benefit pension plans covering substantially all full-time associates who have completed one year of eligible service and reached the age of 21. The benefits under these plans are based on years of service and the associates' average final compensation for the Scotts plan and for Sierra salaried employees and stated amounts for Sierra hourly employees. The Company's funding policy, consistent with statutory requirements and tax considerations, is based on actuarial computations using the Projected Unit Credit method.

         The following table sets forth the plans' funded status and the related amounts recognized in the Consolidated Balance Sheets.

                                                                                         SEPTEMBER 30
                                                                          ------------------------------------
(in thousands)                                                                   1995                 1996
                                                                          --------------------        ----
                                                                            Over-      Under-
                                                                            funded     funded
                                                                            Plans       Plan
                                                                            -----      ------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation:
    Vested benefits                                                       $(31,436)    $(1,593)     $(35,677)
    Nonvested benefits                                                      (5,241)       (496)       (7,223)
  Additional obligation for projected
    compensation increases                                                  (6,669)       (130)       (9,358)
                                                                          --------     -------      --------
Projected benefit obligation for service
rendered to date                                                           (43,346)     (2,219)      (52,258)
Plan assets at fair value, primarily corporate
bonds, U.S. bonds and cash equivalents                                      40,287       1,468        48,095
                                                                          --------     -------      --------
Plan assets less than projected benefit
obligations                                                                 (3,059)       (751)       (4,163)
Unrecognized net asset being amortized
over 11 1/2 years                                                             (297)         16          (157)
Unrecognized net loss                                                        5,197         148         7,004
                                                                          --------     -------      --------

  Prepaid pension costs                                                   $  1,841     $  (587)     $  2,684
                                                                          --------     -------      --------
                                                                          --------     -------      --------

There were no underfunded plans as of September 30, 1996.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            Pension cost includes the following components:

                                              YEAR ENDED SEPTEMBER 30
                                          -------------------------------
(in thousands)                               1994       1995       1996
                                             ----       ----       ----

         Service cost                     $  1,685    $  1,732  $  1,849
         Interest cost                       2,968       3,280     3,777
         Actual return on plan assets       (3,092)     (5,104)   (4,316)
         Net amortization and deferral         (53)      2,046       582
                                          --------    --------  --------

           Net pension cost               $  1,508    $  1,954  $  1,892
                                          --------    --------  --------
                                          --------    --------  --------

         The weighted average settlement rate used in determining the actuarial present value of the projected benefit obligation was 8% as of September 30, 1994, 1995 and 1996. Future compensation was assumed to increase 4% annually for fiscal 1994, 1995 and 1996. The expected long-term rate of return on plan assets was 9% in fiscal 1994, 1995 and 1996.

         The Company has a non-qualified supplemental pension plan covering certain employees, which provides for incremental pension payments from the Company's funds so that total pension payments equal amounts that would have been payable from the Company's pension plans if it were not for limitations imposed by income tax regulations. The projected benefit obligation relating to this unfunded plan totaled $1,240,000 and $1,922,000 at September 30, 1995 and 1996, respectively. Pension expense for the plan was $445,000 and $348,000 in 1995 and 1996, respectively.

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

         Net periodic postretirement benefit costs for fiscal 1995 and 1996 included the following components:

                                                         1995            1996
(in thousands)                                           ----            ----

Service cost - benefits attributed to associate
    service during the year                          $    428        $    433
Interest cost on accumulated postretirement
    benefit obligation                                  1,446           1,478
Amortization of prior service costs and gains
    from changes in assumptions                          (904)           (904)
                                                     --------         -------
    Net periodic postretirement benefit costs        $    970         $ 1,007
                                                     ========         =======

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The following table sets forth the retiree medical plan status reconciled to the amount included in the Consolidated Balance Sheets, as of September 30, 1995 and 1996.

                                                        1995         1996
                                                        ----         ----
   (in thousands)

   Accumulated postretirement benefit obligation:
     Retirees                                          $10,034      $10,589
     Fully eligible active plan participants               395          187
     Other active plan participants                      9,071        7,296
                                                       -------      -------
   Total accumulated postretirement
     benefit obligation                                 19,500       18,072
   Unrecognized prior service cost                       7,686        6,782
   Unrecognized gain (loss) from
     changes in assumptions                                (27)       2,303
                                                       -------      -------
   Accrued postretirement benefit cost                 $27,159      $27,157
                                                       =======      =======

   The discount rates used in determining the accumulated postretirement benefit obligation were 8.0% in 1995 and 1996. For measurement purposes, a 12% annual rate of increase in per capita cost of covered retiree medical benefits was assumed for fiscal 1995 and a 9% annual rate for 1996; the rate was assumed to decrease gradually to 5.5% through the year 2004 and remain at that level thereafter. A 1% increase in the health care cost trend rate assumptions would increase the aggregate of the service and interest cost components of net periodic postretirement benefit costs by $123,000 and increase the accumulated postretirement benefit obligation $1,193,000 as of September 30, 1996.

   Both Scotts and Hyponex have defined contribution profit sharing plans. Both plans provide for associates to become participants following one year of service. The Hyponex plan also requires associates to have reached the age of 21 for participation. The plans provide for annual contributions which are entirely at the discretion of the respective Board of Directors.

   Contributions are allocated among the participants employed as of the last day of the calendar year, based upon participants' earnings. Each participant's share of the annual contributions vest according to the provisions of the plans. The Company has provided a profit sharing provision for the plans of $2,097,000, $1,498,000 and $930,000 for fiscal 1994, 1995 and 1996, respectively. The Company's policy is to deposit the contributions with the trustee in the following year.

   Sierra has a savings and investment plan ("401(k) Plan") for certain salaried U.S. employees. Participants may make voluntary contributions to the plan between 2% and 16% of their compensation. Sierra contributes the lesser of 50% of each participant's contribution or 3% of each participant's compensation. Sierra's contribution for 1995 and 1996 were $70,000 and $56,600, respectively.

   The Company is self-insured for certain health benefits up to $200,000 per occurrence per individual. The cost of such benefits is recognized as expense in the period the claim is incurred. This cost was $6,177,000, $7,861,000 and $9,385,000 in 1994, 1995 and 1996, respectively. The Company is self-insured for State of Ohio workers' compensation up to $500,000 per claim. The cost for workers' compensation was $297,000, $331,000 and $193,000 in 1994, 1995 and 1996, respectively. Claims in excess of stated limits of liability and claims for workers' compensation outside of the State of Ohio are insured with commercial carriers.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. DEBT
   (in thousands)
                                                        1995         1996
                                                        ----         ----

   Revolving credit lines                            $172,597     $125,750
   9 7/8% Senior Subordinated Notes $100 million
     face amount due 2004                              99,307       99,378
   Capital lease obligations and other                    639          197
                                                     --------     --------
                                                      272,543      225,325
   Less current portions                                  518        2,197
                                                     --------     --------
                                                     $272,025     $223,128
                                                     ========     ========

   Maturities of term debt for the next five calendar years are as follows:
   (in thousands)
   1997                                              $  2,197
   1998                                                     -
   1999                                                     -
   2000                                               123,750
   2001                                                     -
   Thereafter                                         100,000

   On March 17, 1995, the Company entered into the Fourth Amended and Restated Credit Agreement ("Agreement") with Chemical Bank ("Chemical") and various participating banks. The Agreement provides, on an unsecured basis, up to $375,000,000 to the Company, comprised of an uncommitted advance facility and a committed revolving credit facility through the scheduled termination date of March 31, 2000. The Agreement contains a requirement limiting the maximum amount borrowed to $225,000,000 million for a minimum of 30 consecutive days each fiscal year.

   Interest pursuant to the commercial paper/competitive advance facility is determined by auction. Interest pursuant to the revolving credit facility is at a floating rate initially equal, at the Company's option, to the Alternate Base Rate as defined in the Agreement without additional margin or the Eurodollar Rate as defined in the Agreement plus a margin of .3125% per annum, which margin may be decreased to .25% or increased up to .625% based on the changes in the unsecured debt ratings of the Company. Applicable interest rates for the various borrowing facilities ranged from 5.77% to 8.25% at September 30, 1996. The Agreement provides for the payment of an annual administration fee of $100,000 and a facility fee of .1875% per annum, which fee may be reduced to .15% or increased up to .375% based on the unsecured debt ratings of the Company.

   The Agreement contains certain financial and operating covenants, including maintenance of interest coverage ratios, maintenance of consolidated net worth, and restrictions on additional indebtedness and capital expenditures. Dividends and stock repurchases are restricted only in the event of default. The Company was not in compliance with one of the financial covenants at September 30, 1996 and accordingly, has received a waiver with respect to such covenant from its bank lenders, subject to achievement of other minimum requirements, for applicable periods up to and including December 28, 1996. In the opinion of management, the Company will be in compliance with the covenant in the reporting period subsequent to December 28, 1996; however, there can be no assurance that in the future the Company will not require additional waivers or, if required, that the lenders will grant them.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   At September 30, 1996, the Company also had an unsecured $2,000,000 line of credit with a bank, renewable annually, with an interest rate of 8.25%, of which $97,000 and $2,000,000 was outstanding at September 30, 1995 and 1996, respectively.

   On July 19, 1994, the Company issued $100,000,000 9 7/8% Senior Subordinated Notes. Net proceeds were $96,354,000, after original issue discount of $788,000 and expenses of $2,858,000. The Notes are subject to redemption, at the option of the Company, in whole or in part at any time on or after August 1, 1999 at a declining premium to par until 2001 and at par thereafter and are not subject to sinking fund requirements. The fair market value of the 9 7/8% Senior Subordinated Notes, estimated based on the quoted market prices for same or similar issues was approximately $104,500,000 at September 30, 1996.

8. SHAREHOLDERS' EQUITY

               STOCK
               -----
           (in thousands)                         1995            1996
                                                  ----            ----
   Class A Convertible Preferred Stock,
   no par value:
     Authorized                                195,000 shares   195,000 shares
     Issued                                    195,000 shares   195,000 shares
   Common shares, no par value
     Authorized                                 50,000 shares    50,000 shares
     Issued                                     21,082 shares    21,082 shares

   Effective with the Miracle-Gro Companies merger transactions, $195,000,000 face amount of Class A Convertible Preferred Stock was issued as part of the purchase price. This Preferred Stock is convertible into 10,263,158 common shares at $19.00 per common share. Additionally, warrants to purchase 3,000,000 common shares of Scotts were issued as part of the purchase price. The warrants are exercisable for 1,000,000 common shares at $21.00 per share, 1,000,000 common shares at $25.00 per share and 1,000,000 common shares at $29.00 per share. The exercise term for the warrants expires September 2003. The fair value of the warrants has been included in capital in excess of par value in the Company's Consolidated Balance Sheets.

   The Class A Convertible Preferred Stock has certain voting restrictions and limits on the ability of the shareholders to acquire additional voting securities of the Company. The Class A Convertible Preferred Stock is subject to redemption five years from the date of issuance. Both the Class A Convertible Preferred Stock and the warrants have limits on transferability.

   On November 4, 1992, Scotts adopted The Scotts Company 1992 Long Term Incentive Plan (the "Plan"). The Plan was approved by the shareholders at Scotts' annual meeting on February 25, 1993. Under the Plan, stock options, stock appreciation rights and performance share awards may be granted to officers and other key employees of the Company. The Plan also provides for Board members, who are not Company associates to receive stock options. The maximum number of common shares that may be issued under the Plan is 1,700,000, plus the number of shares surrendered to exercise options (other than director options) granted under the Plan, up to a maximum of 1,000,000 surrendered shares.

   On February 12, 1996, Scotts adopted The Scotts Company 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan was approved by the shareholders at Scotts annual meeting on April 6, 1996. Under the 1996 Plan, stock options may be granted to officers, other key employees and non-employee Directors of the Company. The maximum number of common shares that may be issued under the 1996 Plan is 1,500,000.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   Aggregate stock option activity consists of the following:

                                               YEAR ENDED SEPTEMBER 30,
                                               ------------------------
                                          1994           1995         1996
                                          ----           ----         ----
   Options outstanding at October 1      586,289      1,364,589    1,662,125
   Options granted                       942,354        435,420      482,000
   Options exercised                      (8,529)       (26,870)    (429,558)
   Options canceled                     (155,525)      (111,014)    (168,551)
                                       ---------      ---------    ---------
   Options outstanding at
     September 30                      1,364,589      1,662,125    1,546,016
                                       ---------      ---------    ---------
                                       ---------      ---------    ---------
   Options exercisable at
     September 30                        204,422        575,938    1,150,688
                                       ---------      ---------    ---------
                                       ---------      ---------    ---------
   Option prices per share:
     Granted                       $17.25-$19.375  $15.50-$21.375 $17.00-$22.00
                                   ==============  ============== =============
     Exercised                           $18.75         $16.25   $15.50-$17.625
                                   ==============  ============== =============

   During fiscal 1994, 117,220 of performance share awards were granted. These awards entitle the grantee to receive shares or, at the grantee's election, the equivalent value in cash or stock options, subject to stock ownership requirements. These awards are conditioned on the attainment of certain performance and other objectives established by the Compensation and Organization Committee of Scotts' Board of Directors.

   Compensation expense for certain stock options results from the difference between the grant price and market price at the date of grant, and is recognized over the vesting period of the options. Compensation expense for performance share awards is initially measured at the grant date based upon the current market value of the common shares, with adjustments made quarterly for market price fluctuations. In 1995, the Plan was amended to cancel outstanding performance share awards. Previously recognized compensation of $300,000 was recognized as a reduction of compensation expense.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  EARNINGS PER SHARE COMPUTATION

    Net income per common share is based on the weighted average number of common shares and common share equivalents (dilutive stock options, convertible preferred stock and warrants) outstanding each period.

    The following table presents information necessary to calculate net income per common share.

                                                YEAR ENDED SEPTEMBER 30,
                                        --------------------------------------
    (in thousands)                       1994            1995            1996
                                         ----            ----            ----
    Net income (loss)
      Net income (loss) before
        extraordinary item              $23,875         $22,356        $ (2,530)
    Extraordinary item
      Loss on early extinguishment
        of debt, net of tax                (992)              -               -
                                        -------         -------        --------
    Net income (loss)                    22,883          22,356          (2,530)
    Class A Convertible Preferred
      Stock dividends                         -               -          (9,750)
                                        -------         -------        --------
    Income (loss) applicable to common
      shareholders                      $22,883         $22,356        $(12,280)
                                        -------         -------        --------
                                        -------         -------        --------

    Weighted average common shares
      outstanding during the period      18,663          18,670          18,786
    Assuming conversion of Class A
      convertible Preferred Stock             -           3,706               -
    Assuming exercise of options
      using the Treasury Stock Method       122             230
    Assuming exercise of warrants
      using the Treasury Stock Method         -              11               -
                                        -------         -------        --------
    Common shares used in per share
      calculation                        18,785          22,617          18,786
                                        -------         -------        --------
                                        -------         -------        --------

    Net income (loss) per common share
    Net income (loss) before
      extraordinary item                $  1.27         $  0.99        $ (0.65)
    Extraordinary item:
      Loss on early extinguishment
        of debt, net of tax               (0.05)              -              -
                                        -------         -------        -------
      Net income (loss) per common
        share                           $  1.22         $  0.99        $ (0.65)
                                        -------         -------        -------
                                        -------         -------        -------

    The shares of Class A Convertible Preferred Stock were issued in connection with Miracle-Gro merger transactions on May 19, 1995. These shares were not considered in the earnings per share computation for the year ended September 30, 1996 because they were antidilutive for such period.

    For 1994, 1995 and 1996, fully diluted net income per common share is considered to be the same as primary net income per common share as it was not materially different from primary net income per common share.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  INCOME TAXES

     The provision for income taxes consists of the following:

                                              YEAR ENDED SEPTEMBER 30,
                                      --------------------------------------
     (in thousands)                       1994            1995            1996
                                          ----            ----            ----
     Currently Payable:
       Federal                          $ 7,400         $ 9,373         $ 4,218
       State                              2,131           2,634           2,533
       Foreign                            2,376           4,487           2,759
     Deferred:
       Federal                            4,290          (2,220)         (5,076)
       State                              1,088            (376)           (652)
                                        -------         -------         -------

     Income Tax Expense                 $17,285         $13,898         $ 3,782
                                        -------         -------         -------
                                        -------         -------         -------

     Income tax expense is included in the financial statements as follows:

                                                 YEAR ENDED SEPTEMBER 30,
     (in thousands)                       1994            1995            1996
                                          ----            ----            ----
     Operations                         $17,947         $13,898          $3,782
     Extraordinary items                   (662)              -               -
                                        -------         -------          ------

     Income Tax Expense                 $17,285         $13,898          $3,782
                                        -------         -------          ------
                                        -------         -------          ------

     Deferred income taxes for fiscal 1995 and 1996 reflect the impact of differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as determined by tax regulations.

     The components of the net deferred tax asset (liability) are as follows:

     (in thousands)                                          SEPTEMBER 30,
                                                         --------------------
                                                         1995            1996
                                                         ----            ----
     ASSETS
       Accounts receivable                             $  1,024        $  1,023
       Inventories                                        3,453           5,601
       Accrued expenses                                   9,181          10,432
       Postretirement benefits                           10,633          10,727
       Other                                              4,776           4,526
                                                       --------        --------

       Gross deferred tax assets                       $ 29,067        $ 32,309
                                                       --------        --------

     LIABILITIES
       Property, plant and equipment                    (18,288)        (19,114)
                                                       --------        --------

       Net  deferred tax asset                         $ 10,779        $ 13,195
                                                       --------        --------
                                                       --------        --------

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets at September 30 are:

     (in thousands)                                       1995            1996
                                                          ----            ----

     Net current asset                                  $14,563         $18,386
     Net non-current liability                           (3,784)         (5,191)
                                                        -------         -------

     Net asset                                          $10,779         $13,195
                                                        -------         -------

     A reconciliation of the Federal corporate income tax rate and the effective tax rate on income before income taxes is summarized below:

                                                 YEAR ENDED SEPTEMBER 30,
                                         --------------------------------------
                                          1994            1995            1996
                                          ----            ----            ----

     Statutory income tax rate            35.0%           35.0%           35.0%
     Pension amortization                  0.1             0.1             6.3
     Meals and entertainment               0.5             0.9            17.6
     Peters sale                             -            (3.0)              -
     Goodwill amortization and other
       permanent differences resulting
       from purchase accounting            2.1             3.4           206.9
     State taxes, net of federal benefit   5.6             4.4            97.6
     Reversal of previous tax contingencies  -            (3.9)          (42.0)
     Equity income of affiliate              -             0.7           (13.8)
     Other                                (0.4)            0.7            (5.3)
                                          ----            ----           -----

       Effective income tax rate          42.9%           38.3%          302.3%
                                          ----            ----           -----
                                          ----            ----           -----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  OPERATING LEASES

The Company leases buildings, land and equipment under various noncancellable lease agreements for periods of two to six years. The lease agreements generally provide that the Company pay taxes, insurance and maintenance expenses related to the leased assets. Certain lease agreements contain purchase options. At September 30, 1996, future minimum lease payments were as follows:

         Year Ending                        Operating
        September 30,                        Leases
       (in thousands)
       --------------                       ---------

1997                                        $10,770
1998                                          8,664
1999                                          4,966
2000                                          2,745
2001                                            310
Thereafter                                      147
                                            -------
Total minimum lease payments                $27,602
                                            -------
                                            -------

The Company also leases transportation and production equipment under various one-year operating leases, which provide for the extension of the initial term on a monthly or annual basis. Total rental expenses for operating leases were $12,914,000, $14,660,000 and $13,989,000 for fiscal
1994, 1995 and 1996, respectively.

12.  COMMITMENTS AND CONTINGENCIES

Seed production agreements obligate the Company to make future purchases based on estimated yields. Seed purchases under production agreements for fiscal 1994, 1995 and 1996 were approximately $6,508,000, $6,935,000 and
$11,401,000 respectively. At September 30, 1996, estimated annual commitments were as follows:

                                Year Ending
                               September 30,
                               (in thousands)
                               --------------
                   1997                             $16,246
                   1998                              11,656
                   1999                               6,089
                   2000                               3,686

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has entered into a long-term contract through 2000 for the purchase of certain raw materials. Purchase commitments are approximately $15 million annually.

Sierra has a supply agreement through 2000, subject to renewal thereafter, under which Sierra is required to purchase, at prices determined by formulas, 100% of its requirements for vermiculite.

Management continually evaluates the Company's contingencies, including various lawsuits and claims which arise in the normal course of business. In the opinion of management, its assessment of contingencies is reasonable and related reserves, in the aggregate, are adequate, however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters. The following details the more significant of the Company's identified contingencies.

In September 1991, the Company was identified by the Ohio Environmental Protection Agency (the "Ohio EPA") as a Potentially Responsible Party ("PRP") with respect to a site in Union County, Ohio (the "Hershberger site") that has allegedly been contaminated by hazardous substances whose transportation, treatment of disposal the Company allegedly arranged. Pursuant to a consent order with the Ohio EPA, the Company, together with four other PRP's identified to date, investigated the extent of contamination in the Hershberger site. The results of the investigation were that the site presents a low degree of risk and that the chemical compounds which contribute to the risk are not compounds used by the Company. However, as a result of the joint and several liability of PRP's, the Company may be subject to financial participation in the costs of the remediation plan, if any. However, management does not believe any such obligations would have a significant adverse effect on the Company's results of operations or financial condition.

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

On January 30, 1996, the United States Environmental Protection Agency (the "U.S. EPA") served a Complaint and Notice of Opportunity for Hearing upon Sierra's wholly-owned subsidiary, Scotts-Sierra Crop Protection Company ("Crop Protection"). The Complaint alleged labeling violations under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA") during 1992 and 1993 and proposed

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

penalties totaling $785,000, the maximum allowable under FIFRA according to management's calculations. Presently pending is the U.S. EPA's Motion for an Accelerated Decision. Based upon Crop Protection's good faith compliance actions and FIFRA's provisions for "gravity-based" penalty reductions, management believes Crop Protection's maximum liability in this action to be $200,000. The Company does not believe that the outcome of this proceeding will have a material adverse effect on its financial condition or results of operations.

During 1993 and 1994, Stern's Miracle-Gro Products, Inc. ("Miracle-Gro Products") discussed with Pursell Industries, Inc. ("Pursell") the feasibility of forming a joint venture to produce and market a line of slow-release lawn food, and in October 1993, signed a non-binding "heads of agreement.". On March 2, 1995, Pursell instituted an action in the United States District Court for the Northern District of Alabama, PURSELL INDUSTRIES, INC. V. STERN'S MIRACLE-GRO PRODUCTS, INC., (the "Alabama Action"), alleging, among other things, that a joint venture was formed, that Miracle-Gro Products breached an alleged joint venture contract, committed fraud, and breached an alleged fiduciary duty owned Pursell by not informing Pursell of negotiations concerning the merger transactions. On December 18, 1995, Pursell filed an amended complaint in which Scotts was named as an additional party defendant. The amended complaint contains a number of allegations and seeks compensatory damages in excess of $10 million, punitive damages of $20 million, treble damages as allowed by law and injunctive relief with respect to the advertising and trade dress allegations. The Company does not believe that the amended complaint has any merit and intends to vigorously defend that action.

On April 14, 1996, in response to communications from Scotts that Pursell was infringing the Company's Poly-S patents, Pursell instituted a second action in the United States District Court for the Northern District of Alabama, PURSELL INDUSTRIES, INC. V. THE SCOTTS COMPANY, (the "Patent Action"). The complaint seeks declaration that, among other things, Scotts' patents are invalid and that Pursell has not infringed any of Scotts' patents. Pursell also alleges unfair competition in relation to Scotts' working of its products with its Poly-S patents. The Company does not believe that this action has merit and has vigorously defended it, adding counterclaims of infringement against Pursell.

Pursell and the Company have been engaged in settlement negotiations since October , 1996 in an effort to settle both the Alabama Acton and the Patent Action.

Management does not believe either the Alabama Action or the Patent Action will have a significant adverse effect on the Company's results of operation or financial condition.

13.  SUBSEQUENT EVENT

The Company has signed a letter of intent to acquire the remaining ownership interests of the Miracle Garden Care Ltd. ("MGC Ltd.") business; Scotts currently owns approximately one-third interest in this business. MGC Ltd. is principally engaged in the manufacture and sale of lawn and garden products in the United Kingdom. Closing of this transaction is expected to occur during the Company's second quarter of fiscal 1997.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 1994, one customer accounted for 15.1% of consolidated net sales. In 1995 and 1996, two customers account for 14.4% and 13.1% and 15.1% and 13.9%, respectively, of consolidated net sales.

15.  ACCOUNTING ISSUES

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation", effective for financial statements for fiscal years beginning after December 15, 1995. SFAS No. 123 provides for, but does not require, a fair value method of accounting for stock-based compensation arrangements rather than the intrinsic value method previously required. Alternatively, entities that retain the intrinsic value method are required to disclose in the notes to the financial statements pro forma net income and earnings per share information as if the fair value method had been applied. The Company does not intend to adopt the fair value method of SFAS No. 123; therefore, this standard will not have a material effect on the Company's consolidated financial statements.

16.  QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly(2) results of operations for fiscal 1995 and 1996 (in thousands except share data):

FISCAL 1995 (1)   DECEMBER 31    APRIL 1   JULY 1    SEPTEMBER 30   FULL YEAR
--------------    -----------    -------   ------    ------------   ---------
Net sales           $ 98,019    $236,092  $229,028      $169,698     $732,837
Gross profit          44,499     112,202   108,513        73,254      338,468
Net income (loss)     (4,598)     13,793    13,026           135       22,356
Net income (loss)
  per common share      (.25)        .73       .55          (.12)        0.99

Common shares used
  in per share
  calculation         18,667      18,820    23,580        18,678       22,617


FISCAL 1996 (1)   DECEMBER 30    MARCH 30  JUNE 29   SEPTEMBER 30   FULL YEAR
--------------    -----------    --------  -------   ------------   ---------
Net sales           $117,928    $251,224  $247,965      $134,763     $751,880
Gross profit          53,214     116,389   114,843        50,275      334,721
Net income (loss)     (7,174)     10,630     7,606       (13,592)      (2,530)
Net income (loss)
  per common share      (.51)        .36       .26          (.86)        (.65)

Common shares used
  in per share
  calculation         18,689      29,350    29,352        18,647       18,786



(1) Fiscal 1996 results of operations included $17.7 million of unusual charges and a $3.1 million inventory writedown on a pretax basis or $13.0 million on a combined after-tax basis. These items reduced after-tax earnings by $1.1 million, $1.7 million, $1.6 million and $8.6 million in the first, second, third and fourth quarters, respectively. Fiscal 1995 fourth quarter results of operations includes a $4.2 million after-tax gain on the divestiture of the Peters line of U.S. Consumer water-soluble fertilizers. In addition, fiscal 1995 includes Scotts Miracle-Gro Products and its subsidiaries ("Miracle-Gro Companies") from the merger date of May 19, 1995.

(2) The Company's business is highly seasonal with approximately 65% to 70% of sales occurring in the second and third fiscal quarters.

                              REPORT OF MANAGEMENT


Management of The Scotts Company is responsible for the preparation, integrity and objectivity of the financial information presented in this Annual Report. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and accordingly, include some amounts that are based on management's best judgments and estimates.

Management is responsible for maintaining a system of accounting and internal controls which it believes is adequate to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements. The selection and training of qualified personnel, the establishment and communication of accounting and administrative policies and procedures, and a program of internal audits are important elements of these control systems.

The financial statements have been audited by Coopers & Lybrand LLP, independent accountants, selected by the Board of Directors. The independent accountants conduct a review of internal accounting controls to the extent required by generally accepted auditing standards and perform such tests and related procedures as they deem necessary to arrive at an opinion on the fairness of the financial statements.

The Board of Directors, through its Audit Committee consisting solely of non-management directors, meets periodically with management, internal audit and the independent accountants to discuss internal accounting controls and auditing and financial reporting matters. The Committee reviews with the independent auditors the scope and results of the audit effort. Both internal audit and the independent accountants have free access to the Audit Committee with or without the presence of management.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of
  Directors of The Scotts Company


We have audited the accompanying consolidated balance sheets of The Scotts Company and Subsidiaries as of September 30, 1995 and 1996, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Scotts Company and Subsidiaries as of September 30, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.






Coopers & Lybrand L. L. P.
Columbus, Ohio

November 15, 1996

NYSE SYMBOL:

The common shares of The Scotts Company trade on The New York Stock Exchange under the symbol "SMG."

STOCK PRICE PERFORMANCE:

The Scotts Company common stock has been publicly traded since January 31, 1992. The initial public offering price per share was $19.00.

PRICE RANGE:

Fiscal year ended September 30, 1995

                                 HIGH        LOW
 First Quarter                     16        14 1/4
 Second Quarter                19 3/8        15 7/8
 Third Quarter                     23        18 1/8
 Fourth Quarter                23 7/8        20 3/4

Fiscal year ended September 30, 1996

                                 HIGH        LOW
 First Quarter                 21 7/8        18 7/8
 Second Quarter                21 1/4        16 1/8
 Third Quarter                 18 3/4        16 1/2
 Fourth Quarter                19 3/8        16 3/4

SHAREHOLDERS:

As of December 1, 1996 there were approximately 6,500 shareholders, including holders of record and the Company's estimate of beneficial holders.

DIVIDENDS:

The Company has not paid any dividends since the initial public offering of its common stock. The payment of any future dividends will be determined by the Board of Directors of the Company in light of conditions then existing, including the Company's earnings, financial condition and capital requirements, restriction in financing agreements, business conditions and other factors.

To the Shareholders and Board of
Directors of The Scotts Company

Our report on the consolidated financial statements of The Scotts Company and Subsidiaries has been incorporated by reference in this form 10-K from page 55 of the 1996 Annual Report to Shareholders of The Scotts Company. In connection with our audits of such financial statements, we have also audited the financial statement schedules listed in the index on page 22 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


Coopers & Lybrand, L.L.P.
Columbus, Ohio

November 15, 1996

                         THE SCOTTS COMPANY AND SUBSIDIARIES
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        for the year ended September 30, 1994

              COLUMN A                     COLUMN B             COLUMN C            COLUMN D         COLUMN E
------------------------------------  -------------------  --------------------    -------------   -------------
                                          BALANCE AT       ADDITIONS CHARGED TO     DEDUCTION       BALANCE AT
           CLASSIFICATION             BEGINNING OF PERIOD   COSTS AND EXPENSES    FROM RESERVES    END OF PERIOD
------------------------------------  -------------------  --------------------    -------------   -------------
Valuation and qualifying accounts
  deducted from the assets to which
  they apply:

  Inventory reserve                        $3,811,000            $2,987,000          $  690,000      $6,108,000
                                           ----------            ----------          ----------      ----------
                                           ----------            ----------          ----------      ----------
  Allowance for doubtful accounts          $2,511,000            $1,974,000          $1,552,000      $2,933,000
                                           ----------            ----------          ----------      ----------
                                           ----------            ----------          ----------      ----------
Other valuation and qualifying account:

  Product guarantee                        $  130,000            $  778,000          $  789,000      $ 119,000
                                           ----------            ----------          ----------      ----------
                                           ----------            ----------          ----------      ----------

                         THE SCOTTS COMPANY AND SUBSIDIARIES
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        for the year ended September 30, 1995

              COLUMN A                     COLUMN B             COLUMN C            COLUMN D         COLUMN E
------------------------------------  -------------------  ---------------------    -------------   -------------
                                          BALANCE AT       ADDITIONS: CHARGED TO     DEDUCTION       BALANCE AT
           CLASSIFICATION             BEGINNING OF PERIOD   COSTS AND EXPENSES    FROM RESERVES    END OF PERIOD
------------------------------------  -------------------  --------------------    -------------   -------------

Valuation and qualifying accounts
  deducted from the assets to which
  they apply:

  Inventory reserve                        $6,108,000             $2,986,000          $2,383,000     $6,711,000
                                           ----------            ----------          ----------      ----------
                                           ----------            ----------          ----------      ----------
  Allowance for doubtful accounts          $2,933,000             $2,033,000          $1,560,000     $3,406,000
                                           ----------            ----------          ----------      ----------
                                           ----------            ----------          ----------      ----------
Other valuation and qualifying account:

  Product guarantee                        $  119,000             $  920,000          $  933,000     $  106,000
                                           ----------            ----------          ----------      ----------
                                           ----------            ----------          ----------      ----------


                         THE SCOTTS COMPANY AND SUBSIDIARIES
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        for the year ended September 30, 1996


              COLUMN A                     COLUMN B             COLUMN C            COLUMN D         COLUMN E
------------------------------------  -------------------  --------------------    -------------   -------------
                                          BALANCE AT       ADDITIONS CHARGED TO     DEDUCTION       BALANCE AT
           CLASSIFICATION             BEGINNING OF PERIOD   COSTS AND EXPENSES     FROM RESERVES    END OF PERIOD
------------------------------------  -------------------  --------------------    -------------   -------------

Valuation and qualifying accounts
  deducted from the assets to which
  they apply:

  Inventory reserve                        $6,711,000            $7,986,000          $6,031,000      $8,666,000
                                           ----------            ----------          ----------      ----------
                                           ----------            ----------          ----------      ----------
  Allowance for doubtful accounts          $3,406,000            $3,363,000          $2,655,000      $4,114,000
                                           ----------            ----------          ----------      ----------
                                           ----------            ----------          ----------      ----------
Other valuation and qualifying account:

  Product guarantee                        $  106,000            $1,227,000          $1,075,000     $ 258,000
                                           ----------            ----------          ----------      ----------
                                           ----------            ----------          ----------      ----------

                              THE SCOTTS COMPANY
                         ANNUAL REPORT ON FORM 10-K
                                  FOR THE
                    FISCAL YEAR ENDED SEPTEMBER 30, 1996


                             INDEX TO EXHIBITS


Exhibit No. Description                        Location
----------  -----------                        --------

   2        Amended and Restated Agreement     Incorporated herein by reference
            and Plan of Merger, dated as of    to the Registrant's Current
            May 19, 1995, among Stern's        Report on Form 8-K filed with
            Miracle-Gro Products, Inc.,        the Securities and Exchange
            Stern's Nurseries, Inc.,           Commission (the "SEC") on June
            Miracle-Gro Lawn Products, Inc.,   2, 1995 (File No. 0-19768)
            Miracle-Gro Products Limited,      [Exhibit 2(b)]
            Hagedorn Partnership, L.P., the
            general partners of Hagedorn
            Partnership, L.P., Horace Hagedorn,
            Community Funds, Inc., and John
            Kenlon, the Registrant, and ZYX
            Corporation

   3(a)     Amended Articles of Incorporation  Incorporated herein by reference
            of the Registrant as filed with    to the Registrant's Annual Report
            the Ohio Secretary of State on     Report on Form 10-K for the
            September 20, 1994                 fiscal year ended September 30,
                                               1994 (File No. 0-19768) [Exhibit
                                               3(a)]

   3(b)     Certificate of Amendment by        Incorporated herein by reference
            Shareholders to the Articles of    to the Registrant's Quarterly
            Incorporation of the Registrant    Report on Form 10-Q for the
            as filed with the Ohio Secretary   fiscal quarter ended April 1,
            of State on May 4, 1995            1995 (File No. 0-19768)[Exhibit
                                               4(b)]

   3(c)     Regulations of the Registrant      Incorporated herein by reference
            (reflecting amendments adopted by to the Registrant's Quarterly the shareholders of the Registrant Report on Form 10-Q for the
            on April 6, 1995)                  fiscal quarter ended April 1,
                                               1995 (File No. 0-19768) [Exhibit
                                               4(c)]

   4(a)     Form of Series A Warrant           Included in Exhibit 2 above

   4(b)     Form of Series B Warrant           Included in Exhibit 2 above

   4(c)     Form of Series C Warrant           Included in Exhibit 2 above

   4(d)     Fourth Amended and Restated        Incorporated herein by reference
            Credit Agreement, dated as of      to the Registrant's Quarterly
            March 17, 1995, among the          Report on Form 10-Q for the
            Registrant, Chemical Bank, the     fiscal quarter ended April 1,
            lenders party thereto and          1995 (File No. 0-19768) [Exhibit
            Chemical Bank, as agent (the       4(d)]
            "Credit Agreement")

   4(e)     First Amendment and Consent,       Pages 95  through 124
            dated as of December 23, 1996,
            to the Credit Agreement among
            the Registrant, the lenders party
            thereto and The Chase Manhattan
            Bank (formerly Chemical Bank), as
            agent

Exhibit No. Description                        Location
----------  -----------                        --------

   4(f)     Subordinated Indenture, dated as   Incorporated herein by reference
            of June 1, 1994, among The Scotts  to Scotts Delaware's Registration
            Company, a Delaware Corporation    Statement on Form S-3 filed with
            ("Scotts Delaware"), The O. M.     the SEC on June 1, 1994
            Scott & Sons Company ("OMS") and   (Registration No. 33-53941)
            Chemical Bank, as trustee          [Exhibit 4(b)]

   4(g)     First Supplemental Indenture,      Incorporated herein by reference
            dated as of July 12, 1994, among   to Scotts Delaware's Current
            Scotts Delaware, OMS and Chemical  Report on Form 8-K dated July 18,
            Bank, as trustee                   1994 (File No. 0-19768) [Exhibit
                                               4.1]

   4(h)     Second Supplemental Indenture,     Incorporated herein by reference
            dated as of September 20, 1994,    to the Registrant's Annual
            among the Registrant, OMS, Scotts  Report on Form 10-K for the
            Delaware and Chemical Bank, as     fiscal year ended September 30,
            trustee                            1994 (File No. 0-19768) [Exhibit
                                               4(i)]

   4(i)     Third Supplemental Indenture,     Incorporated herein by reference
            dated as of September 30, 1994,   to the Registrant's Annual Report
            between the Registrant and        on Form 10-K for the fiscal year
            Chemical Bank, as trustee         ended September 30, 1994 (File No.
                                              0-19768) [Exhibit 4(j)]

  10(a)     The Scotts Company Associates'    Pages 125 through 176
            Pension Plan as amended
            effective January 1, 1989 and
            December 31, 1995

  10(b)     Third Restatement of The Scotts   Pages 177 through 217
            Company Profit Sharing and
            Savings Plan

  10(c)     Employment Agreement, dated as    Incorporated herein by reference
            of October 21, 1991, between      Report on Form 10-K for the
            Scotts (as successor to The O.M.  fiscal year ended September 30,
            Scott &  Sons Company ("OMS")     1993 of The Scotts Company, a
            and Theodore J. Host to Annual    Delaware corporation ("Scotts
                                              Delaware") (File No. 0-19768)
                                              [Exhibit 10(g)]

  10(d)     Stock Option Plan and Agreement,  Incorporated herein by reference
            dated as of January 9, 1992,      to the Scott's Annual Report on
            between Scotts (as successor to   Form 10-K for the fiscal year
            Scotts Delaware) and Theodore J.  ended September 30, 1994 (File
            Host                              No. 0-19768) [Exhibit 10(f)]

  10(e)     The O.M. Scott & Sons Company     Incorporated herein by reference
            Excess Benefit Plan, effective    to Scotts Delaware's Annual
            October 1, 1993                   Report on Form 10-K for the fiscal
                                              year ended September 30, 1988
                                              (File No. 0-19768) [Exhibit 10(h)]

  10(f)     The Scotts Company 1992 Long      Incorporated herein by reference
            Term Incentive Plan               to Scotts Delaware's Registration
                                              Statement on Form S-8 filed with
                                              the SEC on March 26, 1993
                                              (Registration No. 33-60056)
                                              [Exhibit 4(f)]

  10(g)     The Scotts Company 1996           Pages 218 through 220
            Executive Annual Incentive
            Plan

Exhibit No. Description                        Location
----------  -----------                        --------

  10(h)     Employment Agreement, dated as    Incorporated herein by reference
            of May 19, 1995, between Scotts   to Scotts' Annual Report on Form
            and James Hagedorn                10-K for the fiscal year ended
                                              September 30, 1995 (File No.
                                              1-11593) [Exhibit 10(p)]

  10(i)     The Scotts Company 1996 Stock     Pages 221 through 229
            Option Plan (as amended through
            December 16, 1996)

  10(j)     Employment Agreement, dated as    Pages 230 through 243
            of May 19, 1995, among Stern's
            Miracle-Gro Products, Inc. (nka
            Scotts' Miracle-Gro Products,
            Inc.), Scotts and Horace Hagedorn

  10(k)     Employment Agreement, dated as    Pages 244 through 257
            May 19, 1995, among Stern's
            Miracle-Gro Products, Inc. (nka
            Scotts' Miracle-Gro Products,
            Inc.), Scotts and John Kenlon

  10(l)     Employment Agreement, dated as    Pages 258  through 268
            of August 7, 1996, between Scotts
            and Charles M. Berger

  10(m) Stock Option Agreement, dated as Pages 269 through 276 of August 7, 1996, between Scotts and Charles M. Berger

  10(n) Stock Option Agreement, dated as Pages 277 through 283 of March 5, 1996, between Scotts and Tadd C. Seitz

  10(o)     Letter Agreement, dated April     Pages 284  through 293
            10, 1996, between Theodore J.
            Host and Scotts

  10(p)     Letter Agreement, dated January   Pages 294  through 299
            18, 1996, between Scotts and
            Paul D. Yeager, and amendment
            dated September 16, 1996

  11(a)     Computation of Net Income Per     Page  300
            Common Share

  13        Registrant's Annual Report to     Pages 26   through 87
            Shareholders for this fiscal
            year ended September 30, 1996
            (not deemed filed except for
            portions thereof which are
            specifically incorporated by
            reference into this Annual
            Report on Form 10-K)

  21        Subsidiaries of the Registrant    Pages 301  and 302

  23        Consent of Independent            Page 303
            Accountants

  27        Financial Data Schedule           Page 304