Form 10-Q
period 1996-12-28
SCOTTS COMPANY
filed 1997-02-11
CIK 825542

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 28, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 1-11593

                               THE SCOTTS COMPANY
         _____________________________________________________________
             (Exact name of registrant as specified in its charter)

              OHIO                                       31-1199481
 _______________________________            ____________________________________
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

                              14111 Scottslawn Road
                             Marysville, Ohio 43041
         _____________________________________________________________
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (937) 644-0011
         _____________________________________________________________
              (Registrant's telephone number, including area code)

                                    No Change
         _____________________________________________________________
                     (Former name, former address and former
                   fiscal year, if changed since last report.)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          Yes __X__     No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              18,575,293                         Outstanding at February 5, 1997
_________________________________________        _______________________________
   Common Shares, voting, no par value



                               Page 1 of 19 pages

                            Exhibit Index at page 18

                       THE SCOTTS COMPANY AND SUBSIDIARIES

                                      INDEX


                                                                        PAGE NO.

Part  I.  Financial Information:

 Item 1.  Financial Statements

         Consolidated Statements of Operations - Three month periods ended
         December 30, 1995 and December 28, 1996                            3

         Consolidated Statements of Cash Flows - Three month periods
         ended December 30, 1995 and December 28, 1996                      4

         Consolidated Balance Sheets -
         December 30, 1995, December 28, 1996 and September 30, 1996        5

         Notes to Consolidated Financial Statements                      6-10

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 11-15


Part II.  Other Information

 Item 1.  Legal Proceedings                                                16

 Item 6.  Exhibits and Reports on Form 8-K                                 16

Signatures                                                                 17

Exhibit Index                                                              18

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                       THE SCOTTS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands except per share amounts)




                                                         Three Months Ended
                                                  ------------------------------
                                                  December 30        December 28
                                                      1995              1996
                                                  -----------        -----------

Net sales                                          $ 117,928          $ 100,184
Cost of sales                                         64,714             53,842
                                                   ---------          ---------

Gross profit                                          53,214             46,342
                                                   ---------          ---------

Marketing                                             27,590             21,830
Distribution                                          16,465             13,688
General and administrative                             8,057              7,293
Research and development                               2,663              2,664
Amortization of goodwill and other intangibles         2,172              2,233
Other expenses, net                                      193                267
Unusual charges                                        2,104               --
                                                   ---------          ---------

Loss from operations                                  (6,030)            (1,633)

Interest expense                                       6,601              5,573
                                                   ---------          ---------

Loss before income taxes                             (12,631)            (7,206)

Income tax benefit                                    (5,457)            (3,113)
                                                   ---------          ---------

Net loss                                              (7,174)            (4,093)
Preferred stock dividends                              2,436              2,437
                                                   ---------          ---------
Loss applicable to common shareholders             $  (9,610)         $  (6,530)
                                                   =========          =========


Net loss per common share                          $    (.51)         $    (.35)
                                                   =========          =========

Common shares used in net loss per
      common share computation                        18,689             18,575
                                                   =========          =========



See Notes to Consolidated Financial Statements



                       THE SCOTTS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                     Three Months Ended
                                                                  --------------------------
                                                                  December 30    December 28
                                                                     1995            1996
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $ (7,174)       $ (4,093)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                               7,280           7,363
         Equity in income of unconsolidated business                  (191)            (90)
         Postretirement benefits                                        45              45
         Net increase in certain components of
             working capital                                       (81,432)        (66,529)
         Net increase (decrease) in other assets and
             liabilities and other adjustments                         291            (599)
                                                                  --------        --------

                  Net cash used in operating activities            (81,181)        (63,903)
                                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property, plant and equipment, net                 (3,593)         (1,257)
                                                                  --------        --------

                  Net cash used in investing activities             (3,593)         (1,257)
                                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on term and other debt                                    (182)           --
   Revolving lines of credit and bank line of credit, net           88,474          62,955
   Deferred financing costs incurred                                    -             (184)
   Dividends on preferred stock                                     (2,436)         (2,437)
                                                                  --------        --------

                  Net cash provided by financing activities         85,856          60,334
                                                                  --------        --------

Effect of exchange rate changes on cash                               (207)             82
                                                                  --------        --------

Net increase (decrease) in cash                                        875          (4,744)

Cash at beginning of period                                          7,028          10,598
                                                                  --------        --------

Cash at end of period                                             $  7,903        $  5,854
                                                                  ========        ========

SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid, net of amount capitalized                       $  3,343        $  2,456
   Income taxes paid                                              $  1,364        $    322



See Notes to Consolidated Financial Statements



                       THE SCOTTS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)

                                     ASSETS

                                                               December 30      December 28     September 30
                                                                  1995             1996             1996
                                                               -----------      -----------     ------------
Current Assets:
   Cash                                                        $   7,903        $   5,854        $  10,598
   Accounts receivable, less allowances
     of $3,381, $4,209 and $4,114, respectively                  196,373          121,648          110,426
   Inventories                                                   184,629          195,454          148,836
   Prepaid and other assets                                       22,637           22,342           22,101
                                                               ---------        ---------        ---------
     Total current assets                                        411,542          345,298          291,961
                                                               ---------        ---------        ---------

Property, plant and equipment, net                               147,787          136,076          139,488
Trademarks                                                        88,688           86,433           86,997
Other intangibles                                                 23,513           18,421           19,455
Goodwill                                                         178,794          178,899          180,154
Other assets                                                      15,883           13,551           13,630
                                                               ---------        ---------        ---------

     Total Assets                                              $ 866,207        $ 778,678        $ 731,685
                                                               =========        =========        =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Revolving credit line                                       $  36,071        $   1,736        $   2,000
   Current portion of term debt                                      417              139              197
   Accounts payable                                               54,414           44,921           46,288
   Accrued liabilities                                            36,485           40,761           42,603
   Accrued taxes                                                  11,058           14,431           19,670
                                                               ---------        ---------        ---------
     Total current liabilities                                   138,445          101,988          110,758
                                                               ---------        ---------        ---------

Term debt, less current portion                                  324,368          286,405          223,128
Postretirement benefits other than pensions                       27,204           27,202           27,157
Other liabilities                                                  5,152            6,064            6,341
                                                               ---------        ---------        ---------

     Total Liabilities                                           495,169          421,659          367,384
                                                               ---------        ---------        ---------

Commitments and Contingencies

Shareholders' Equity:
   Class A Convertible Preferred Stock, no par value             177,255          177,255          177,255
   Common Shares, $.01 stated value, issued 21,082
     shares in 1995 and 1996                                         211              211              211
   Capital in excess of par value                                207,557          207,579          207,650
   Retained earnings                                              23,062           13,862           20,392
   Cumulative foreign currency translation adjustments             3,934            1,470            2,151
   Treasury stock, 2,388 shares in 1995 and 2,507 shares
     in 1996, at cost                                            (40,981)         (43,358)         (43,358)
                                                               ---------        ---------        ---------
     Total Shareholders' Equity                                  371,038          357,019          364,301
                                                               ---------        ---------        ---------

     Total Liabilities and Shareholders' Equity                $ 866,207        $ 778,678        $ 731,685
                                                               =========        =========        =========

See Notes to Consolidated Financial Statements


                       THE SCOTTS COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1.    ORGANIZATION AND BASIS OF PRESENTATION

      NATURE OF OPERATIONS

      The Scotts Company is engaged in the manufacture and sale of lawn care and garden products. The Company's major customers include mass merchandisers, home improvement centers, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, golf courses, professional sports stadiums, lawn and landscape service companies, commercial nurseries and greenhouses, and specialty crop growers. The Company's products are sold in the United States, Canada, the United Kingdom, continental Europe, Southeast Asia, the Middle East, Africa, Australia, New Zealand, and several Latin American Countries. The Company's business is highly seasonal with approximately 70% of sales occurring in the second and third fiscal quarters.

      BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of The Scotts Company ("Scotts") and its wholly-owned subsidiaries, Hyponex Corporation ("Hyponex"), Republic Tool and Manufacturing Corp. ("Republic"), Scotts-Sierra Horticultural Products Company ("Sierra") and Scotts' Miracle-Gro Products, Inc. ("Miracle-Gro"), (collectively, the "Company"). All material intercompany transactions have been eliminated.

      The consolidated balance sheets as of December 30, 1995 and December 28, 1996, the related consolidated statements of operations for the three month periods ended December 30, 1995 and December 28, 1996 and the related consolidated statements of cash flows for the three month periods ended December 30, 1995 and December 28, 1996 are unaudited; however, in the opinion of management, such financial statements contain all adjustments necessary for the fair presentation of the Company's financial position and results of operations. Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the financial statements and accompanying notes in Scotts' fiscal 1996 Annual Report on Form 10-K.

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

2.    INVENTORIES
      (in thousands)

      Inventories, net of provisions of $6,189, $9,867 and $8,666, consisted of:

                      December 30       December 28     September 30
                         1995              1996             1996
                      -----------       -----------     ------------

Finished Goods         $112,981         $137,865         $ 96,722
Raw Materials            71,648           57,589           52,114
                       --------         --------         --------

                       $184,629         $195,454         $148,836
                       ========         ========         ========

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


3.    LONG-TERM DEBT
      (in thousands)
                                  December 30     December 28     September 30
                                     1995            1996             1996
                                  -----------     -----------     ------------

Revolving Credit Line               $261,071        $188,736        $125,750
9 7/8% Senior
    Subordinated Notes
    $100 million face
    amount due 2004                   99,325          99,405          99,378
Capital lease
    obligations and other                460             139             197
                                    --------        --------        --------
                                     360,856         288,280         225,325
Less current portions                 36,488           1,875           2,197
                                    --------        --------        --------

                                    $324,368        $286,405        $223,128
                                    ========        ========        ========


      Maturities of term debt for the next five calendar years are as follows:

      1997                       1,875
      1998                           0
      1999                           0
      2000                     187,000
      2001                           0
      Thereafter               100,000

      On December 23, 1996, the Company entered into an amendment to the Fourth Amended and Restated Credit Agreement with Chase Manhattan Bank and various participating banks. The amendment provides, on an unsecured basis, up to $425 million to the Company, which represents an increase of $50 million to the revolving credit facility, and establishes a $100 million sub-tranche to be available in U. K. Pounds Sterling.

4.    FOREIGN EXCHANGE INSTRUMENTS

      The Company enters into forward foreign exchange contracts and purchases currency options to hedge its exposure to fluctuations in foreign currency exchange rates. These contracts generally involve the exchange of one currency for a second currency at some future date. Counterparties to these contracts are major financial institutions. Gains and losses on these contracts generally offset gains and losses on the assets, liabilities and transactions being hedged.

      Realized and unrealized foreign exchange gains and losses are recognized and offset foreign exchange gains or losses on the underlying exposures. Unrealized gains and losses that are designated and effective as hedges on such transactions are deferred and recognized in income in the same period as the hedged transactions.

      At December 28, 1996, the Company's European operations had foreign exchange risk in various European currencies tied to the Dutch Guilder. These currencies are the Belgian Franc, German Mark, Spanish Peseta, Italian Lira, French Franc, British Pound and the Australian Dollar and U.
      S. Dollar. The Company's U. S. operations had foreign exchange rate risk in the Canadian Dollar, the Dutch Guilder and the British Pound which are tied to the U. S. Dollar. As of December 28, 1996, the Company had outstanding forward foreign exchange contracts with a contract value of approximately $18.3 million. These contracts have maturity dates ranging from January 28, 1997 to June 24, 1997.

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


5.    ACCOUNTING ISSUES

      In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," effective for financial statements for fiscal years beginning after December 15, 1995. SFAS No. 123 provides for, but does not require, a fair value method of accounting for stock-based compensation arrangements rather than the intrinsic value method previously required. Alternatively, entities that retain the intrinsic value method are required to disclose in the notes to the financial statements pro forma net income and earnings per share information as if the fair value method had been applied. The Company does not intend to adopt the fair value method of SFAS No. 123; therefore, this standard will not have a material effect on the Company's consolidated financial statements.

6.    OTHER EXPENSES, NET

      Other expenses, net consisted of the following for the three months ended:

                                                 December 30      December 28
                                                     1995             1996
                                                 -----------      -----------

              Foreign currency loss             $    180          $    267
              Royalty (income) expense              (142)               23
              Equity in income of
                  unconsolidated businesses         (191)              (90)
              Other                                  346                67
                                                  ------           -------

              Total                              $   193          $    267
                                                   =====            ======

7.    NET LOSS PER COMMON SHARE

      Net loss per common share is based on the weighted average number of common shares outstanding each period.

      The following table presents information necessary to calculate net loss per common share.

                                                       Three Months Ended
                                                  ------------------------------
              (in thousands)                      December 30        December 28
                                                     1995                1996
                                                  -----------        -----------

              Net loss                            $   (7,174)       $   (4,093)
              Preferred Stock dividends               (2,436)           (2,437)
                                                     -------           -------
              Loss applicable to common
                  shareholders                    $   (9,610)       $   (6,530)
                                                     =======           =======
              Common shares outstanding:
              Common shares used in net loss
                  per share computation               18,689            18,575
                                                      ======            ======

              Net loss per common share         $       (.51)     $       (.35)
                                                   =========         =========

      Fully diluted net loss per common share is considered to be the same as primary net loss per common share as it was not materially different from primary net loss per common share.

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


8.    SUBSEQUENT EVENT

      On January 13, 1997, the Company acquired the approximately two-thirds interest in Miracle Holdings Limited ("Miracle Holdings") which the Company did not already own. Miracle Holdings owns Miracle Garden Care Limited, a manufacturer and distributor of lawn and garden products in the United Kingdom.

9.    CONTINGENCIES

      Management continually evaluates the Company's contingencies, including various lawsuits and claims which arise in the normal course of business. In the opinion of management, its assessment of contingencies is reasonable and related reserves, in the aggregate, are adequate; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters. The following details are the more significant of the Company's identified contingencies.

      In September 1991, the Company was identified by the Ohio Environmental Protection Agency (the "Ohio EPA") as a Potentially Responsible Party ("PRP") with respect to a site in Union County, Ohio (the "Hershberger site") that has allegedly been contaminated by hazardous substances whose transportation, treatment or disposal the Company allegedly arranged. Pursuant to a consent order with the Ohio EPA, the Company, together with four other PRP's identified to date, investigated the extent of contamination in the Hershberger site. The results of the investigation were that the site presents a low degree of risk and that the chemical compounds which contribute to the risk are not compounds used by the Company. However, as a result of the joint and several liability of PRP's, the Company may choose to participate in voluntary remediation efforts which might occur at the site. Management does not believe any such obligations would have a material adverse effect on the Company's results of operations or financial condition.

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

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


      During 1993 and 1994, Miracle-Gro Products discussed with Pursell Industries, Inc. ("Pursell") the feasibility of forming a joint venture to produce and market a line of slow-release lawn food, and in October 1993, signed a non-binding "heads of agreement." On March 2, 1995, Pursell instituted an action in the United States District Court for the Northern District of Alabama, PURSELL INDUSTRIES, INC. V. STERN'S MIRACLE-GRO PRODUCTS, INC., (the "Alabama Action"), which alleged, among other things, that a joint venture was formed, that Miracle-Gro Products breached an alleged joint venture contract, committed fraud, and breached an alleged fiduciary duty owed Pursell by not informing Pursell of negotiations concerning the merger transactions. On December 18, 1995, Pursell filed an amended complaint in which Scotts was named as an additional party defendant. The amended complaint contained a number of allegations and sought compensatory damages in excess of $10 million, punitive damages of $20 million, treble damages as allowed by law and injunctive relief with respect to the advertising and trade dress allegations.

      On April 14, 1996, in response to communications from Scotts that Pursell was infringing the Company's Poly-S patents, Pursell instituted a second action in the United States District Court for the Northern District of Alabama, PURSELL INDUSTRIES, INC. V. THE SCOTTS COMPANY (THE "PATENT ACTION"). The complaint sought declaration that, among other things, Scotts' patents were invalid and that Pursell had not infringed any of Scotts' patents. Pursell also alleged unfair competition in relation to Scotts' working of its products with its Poly-S patents.

      On January 16, 1997, Pursell and the Company settled both the Alabama Action and the Patent Action pursuant to a confidential Settlement Agreement and Release (the "Settlement Agreement"). Under the terms of the Settlement Agreement, both actions have been dismissed with prejudice. Full and complete releases were exchanged by the parties, and the Company granted to Pursell a fully paid-up, non-exclusive license under the Company's Poly-S patents. The settlement is not expected to have a material impact on operating results.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of the consolidated results of operations, cash flows and financial position of The Scotts Company should be read in conjunction with the Consolidated Financial Statements of the Company included elsewhere in this report. The Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 includes additional information about the Company, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

Results of Operations

THREE MONTHS ENDED DECEMBER 28, 1996 VERSUS THE THREE MONTHS ENDED DECEMBER 30, 1995

The following table sets forth the components of income and expense for the first quarter of fiscal 1997 and 1996 on a percent-of-net sales basis:


                                                      For The Three Months Ended    Period to
                                                       December 30   December 28     Period
                                                           1995         1996        % Change
                                                       -----------   -----------    ---------
Net sales                                                 100.0%        100.0%       (15.1)%
Cost of sales                                              54.9          53.7        (16.8)
                                                          -----         -----
Gross profit                                               45.1          46.3        (12.9)
                                                          -----         -----

Operating expenses:
   Marketing                                               23.4          21.8        (20.9)
   Distribution                                            14.0          13.7        (16.9)
   General and administrative                               6.8           7.2         (9.5)
   Research and development                                 2.3           2.7           --
   Amortization of goodwill and other intangibles           1.8           2.2          2.8
   Other expenses                                            .2            .3         10.3
   Unusual items                                            1.7        --               NM
                                                          -----         -----
   Total operating expenses                                50.2          47.9        (19.0)

Loss from operations                                       (5.1)         (1.6)        72.9
                                                          -----         -----

Interest expense                                            5.6           5.6        (15.6)
                                                          -----         -----

Loss before income taxes                                  (10.7)         (7.2)        42.9
                                                          -----         -----

Income tax benefit                                         (4.6)         (3.1)       (43.0)
                                                          -----         -----

Net loss                                                   (6.1)         (4.1)        42.9

Preferred stock dividends                                   2.1           2.4           NM
                                                          -----         -----

Loss applicable to common shareholders                     (8.2)%        (6.5)%       32.0%
                                                          =====         =====


Net sales for the three months ended December 28, 1996 totaled $100.2 million, a decrease of $17.7 million or 15.1% compared to prior year. Management estimates that $13.7 million (11.6%) of this decrease was attributable to the discontinuance of the consumer lawns retailer early purchase program that encouraged retailers to build their inventories substantially in advance of the spring selling season. The remaining change in sales was attributable to lower domestic shipments ($5.3 million or 4.5%) due principally to customer demand moving closer to seasonal needs, partially offset by higher international sales of $1.3 million or 1.0%.

Consumer Lawns Group net sales decreased $15.1 million or 31.2% to $33.4 million, primarily as a result of the discontinuance of the retailer early purchase program (approximately 28.2%). Consumer Gardens Group net sales decreased $1.5 million or 12.3% to $10.8 million. To take advantage of the gardens group distribution channels, the Company will be distributing grass seed through this group for the first time in fiscal 1997. This change resulted in a delay of overall gardens group shipments in order to optimize the in-season shelf life of grass seed products. Organics Business Group net sales decreased $1.2 million or 7.7% to $14.4 million, principally due to decreased emphasis on promotional discounting to drive volume. As anticipated, Professional Business Group net sales decreased $1.2 million or 4.5% to $25.0 million, due to the discontinuance of marginal products and customer arrangements. International Business Group net sales increased $1.3 million or 8.3% to $16.6 million, principally due to volume gains in the Asia/Pacific and Latin American regions.

Cost of sales were 53.7% of net sales for the three months ended December 28, 1996, a 1.2 percentage point decrease compared to 54.9% in the same period of the prior year. This improvement is attributable to the discontinuance of promotional programs to drive out-of-season sales, the discontinuance of lower margin professional and consumer products, a higher proportion of international sales with higher average margins and manufacturing efficiencies.

Operating expenses decreased $11.3 million or 19.0% to $48.0 million. Operating expenses were 47.9% of net sales, compared to 50.2% in the prior year. Excluding unusual items in the first quarter of fiscal 1996, operating expenses decreased $9.2 million or 16.1% and represented 48.5% of net sales in the prior period. Marketing expense decreased from 23.4% to 21.8% of net sales or 20.9% compared to the prior period, reflecting the 15.1% decrease in net sales and the more cost-effective marketing programs. While the Company anticipates that marketing expense will be slightly lower as a percentage of sales for all of fiscal 1997, the strategy to emphasize consumer directed media will concentrate a greater proportion of the Company's annual marketing expense in the second and third quarters.

Distribution expense decreased from 14.0% to 13.7% of net sales or 16.9% compared to the prior period, principally due to lower sales volumes and to a lesser extent more efficient distribution of higher margin products. All major expense categories, including General and Administrative expense (down by 9.5%) reflected the favorable impact of restructuring moves taken in 1996 and ongoing cost control efforts.

Due to the seasonal nature of its operations, the Company experienced an operating loss of $1.6 million for the three months ended December 28, 1996.
Including unusual items in the prior year, this was a $4.4 million or 72.9% improvement; excluding unusual items in the prior year, this was a $2.3 million or 58.9% improvement.

Interest expense decreased $1.0 million or 15.6%, principally due to a $55.2 million reduction in average borrowings for the three month period ended December 28, 1996 compared to the same period in the prior year.

The Company's effective tax rate was 43.2% in both periods. The Company's effective tax rate is slightly higher than statutory rates due to non-tax deductible amortization of goodwill and certain intangibles in the U. S.

During the three month period ended December 28, 1996, the Company reported a net loss of $4.1 million or $.35 per common share compared with a net loss of $7.2 million or $.51 per common share. Excluding unusual items, the prior year net loss would have been approximately $6.0 million or $.45 per common share. The improvement made in first quarter results reflects the positive impact of changes in selling programs, improved gross margins, ongoing cost control efforts and lower average borrowings, partially offset by the impact of lower sales. The Company's results of operations for the three months ended December 28, 1996 are in line with management's expectations.

Liquidity and Capital Resources

Cash used in operating activities totaled $63.9 million for the three month period ended December 28, 1996 compared to $81.2 million in the prior period. The seasonal nature of the Company's operations results in a significant increase in working capital (primarily inventory and accounts receivable) during the first and second fiscal quarters. The third fiscal quarter is a significant period for collecting accounts receivable. The lower level of cash used in operating activities in the current period is principally attributable to the discontinuance of the consumer lawns retailer promotional program, which reduced first quarter sales, and to better inventory management.

Cash used in investing activities totaled $1.3 million compared to $3.6 in the prior year. This decrease is principally due to the timing of capital projects. The Company estimates that fiscal 1997 capital investments will be $25 million to $30 million compared to $18.2 million in the prior year. These capital investments will be financed with cash provided by operations and utilization of available credit facilities. The largest project will be an approximately $9.0 million expansion of the Marysville distribution facility, estimated to generate annual distribution expense savings of at least $1.5 million beginning in fiscal 1998. The Company's Fourth Amended and Restated Credit Agreement (the "Credit Agreement") restricts annual capital investments to $50 million.

Financing activities provided $60.3 million for the three month period ended December 28, 1996 compared to $85.9 million in the prior period. Financing activities are principally supported by the Company's Credit Agreement. The lower level of incremental borrowings in the first quarter of fiscal 1997 compared to the prior year is a result of lower working capital requirements.

Total debt increased by $63.0 million compared with debt at September 30, 1996 and decreased by $73.0 million compared with total debt at December 30, 1995. The increase as compared to September 30, 1996 was to support increased working capital and capital expenditures. The decrease compared to December 30, 1995 was attributable to positive cash flow generated in fiscal 1996 and lower overall working capital increases in the current period versus the prior year.

Shareholders' equity as of December 28, 1996 was $357.0 million representing a $7.3 million decrease compared to September 30, 1996 and a $14.0 million decrease compared to December 30, 1995. The decrease compared to September 30, 1996 was due to the net loss of $4.1 million, Convertible Preferred Stock dividends of $2.4 million and an unfavorable change in the cumulative foreign currency adjustment of $0.8 million. The decrease compared to December 30, 1995 was due to the net income for the twelve month period ended December 28, 1996 of $0.6 million offset by Convertible Preferred Stock dividends of $9.8 million, net treasury stock purchases of $2.4 million and an unfavorable change in the cumulative foreign currency adjustment of $2.4 million.

The primary sources of liquidity for the Company are funds generated by operations and borrowings under the Company's Credit Agreement. The Credit Agreement was amended in December 1996. The most recent amendment provides for an increase in the available line-of-credit from $375 million to $425 million, and provides that up to the equivalent of $100 million of the available credit may be borrowed in British pounds sterling.

The Company has foreign exchange rate risk related to international operations and cash flows. The Company utilizes a program which is designed to minimize the exposure to adverse currency impacts on the cash value of the Company's non-local currency receivables and payables, as well as the associated earnings impact. The Company enters into forward foreign exchange contracts and purchase currency options tied to the economic value of receivables and payables and expected cash flows denominated in non-local foreign currencies. Management anticipates that these financial instruments will act as an effective hedge against the potential adverse impact of exchange rate fluctuations on the Company's results of operations, financial condition and liquidity. It is recognized, however, that the program will minimize but not completely eliminate the Company's exposure to adverse currency movements.

As of December 28, 1996, the Company's European operations had foreign exchange risk in various European currencies tied to the Dutch Guilder. These currencies include the Belgian Franc, German Mark, Spanish Peseta, French Franc, British Pound, Italian Lire, and the Australian Dollar and U. S. Dollar. The Company's
U. S. operations had foreign exchange rate risk in the Canadian Dollar, Dutch Guilder and the British Pound which are tied to the U. S. Dollar. As of December 28, 1996, there were outstanding forward foreign exchange contracts with a value of approximately $18.3 million. These contracts had maturity dates ranging from January 28, 1997 to June 24, 1997.

In the opinion of the Company's management, cash flows from operations and capital resources will be sufficient to meet debt service and working capital needs during the 1997 fiscal year.

Inflation

The Company is subject to the effects of changing prices. The Company has, however, generally been able to pass along inflationary increases in its costs by increasing the prices of its products.

Environmental Matters

The Company is subject to local, state, federal and foreign environmental protection laws and regulations with respect to its business operations and believes it is operating in substantial compliance with, or taking action aimed at ensuring compliance with, such laws and regulations. The Company is involved in several environmental related legal actions with various governmental agencies. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on the Company's financial position; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by the resolution of these matters. Additional information on environmental matters affecting the Company is provided in Note 9 to the Company's Consolidated Financial Statements and in the Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended September 30, 1996 under the "Business" and "Legal Proceedings" sections.

Accounting Issues

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", effective for financial statements for fiscal years beginning after December 15, 1995. SFAS No. 123 provides for, but does not require, a fair value method of accounting for stock-based compensation arrangements rather than the intrinsic value method previously required. Alternatively, entities that retain the intrinsic value method are required to disclose in the notes to the financial statements pro forma net income and earnings per share information as if the fair value method had been applied. The Company does not intend to adopt the fair value method of SFAS No. 123; therefore, this standard will not have a material effect on the Company's consolidated financial statements.

Recent Developments

On January 13, 1997, the Company acquired the approximately two-thirds interest in Miracle Holdings Limited ("Miracle Holdings") which the Company did not already own. Miracle Holdings owns Miracle Garden Care Limited, a manufacturer and distributor of lawn and garden products in the United Kingdom.

Outlook for the remainder of 1997

Looking forward to the remainder of 1997, management expects the discontinuance of the consumer lawns retailer early purchase program, the realignment of the business groups designed to provide better focus on and accountability for performance, and the positive impacts of the recent restructurings will return the Company to profitability in 1997. However, these changes, along with inherent risks of a seasonal business, present several challenges for 1997.

The Consumer Lawns Group's marketing strategy has been refocused on consumer directed, "pull" advertising and less on the retailer directed, "push" promotional programs heavily relied upon in recent years. Although presentations to retailers indicate encouraging acceptance of these new marketing and promotional programs, the success thereof and the impact of the change in the pre-season selling programs is unknown. On a pro forma basis, the Company has historically generated 66% to 68% of its annual revenues in its second and third fiscal quarters. Management expects this relationship to continue or to become slightly more pronounced with the change in the consumer lawns marketing and promotional programs. Spring weather conditions in North America are also a significant factor impacting sales of the Company's products, especially in the early spring selling season.

Management expects 1997 gross profit margins to continue to show improvement over 1996 as a result of the anticipated recovery of the relatively higher margin consumer lawns business, higher volumes increasing manufacturing efficiencies, and the discontinuance of certain lower margin products. In the last quarter of 1997, the Company plans to change over to plastic packaging for its key consumer lawns products and update the technology of one of its key manufacturing lines. These planned changes, along with the general direction toward simplifying its product lines, may put temporary downward pressure on gross profit margins during the transition period as new processes start up and old products are phased out.

The Company expects a lower effective tax rate in 1997 in the range of 42% to 44%, principally as a result of the anticipated return to profitability.


___________________
Safe Harbor Statement under the Private Securities Litigation Act of 1995. The statements contained in this report which are not historical fact are "forward looking statements" that involve various important risks, uncertainties, and other factors which could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in such forward looking statements. These important factors include, without limitation, the risks and factors set forth above in "Outlook for the remainder of 1997" as well as other risks previously disclosed in the Company's letters to shareholders and analysts, press releases and filings with the Securities and Exchange Commission.

                           Part II - OTHER INFORMATION



Item 1.  Legal Proceedings

         On January 16, 1997, Pursell and the Company settled two lawsuits pursuant to a confidential Settlement Agreement and Release (the "Settlement Agreement"). Under the terms of the Settlement Agreement, both actions have been dismissed with prejudice. Full and complete releases were exchanged by the parties, and the Company granted to Pursell a fully paid-up, non-exclusive license under the Company's Poly-S patents. See Note 9 to Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

         (a) See Exhibit Index at page 18 for a list of the exhibits included herewith.

         (b) No reports on Form 8-K were filed during the fiscal quarter ended December 28, 1996.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            THE SCOTTS COMPANY


                                        /s/ Jean H. Mordo
Date   February 7, 1997                     __________________________
                                            Jean H. Mordo
                                            Executive Vice President
                                            Chief Financial Officer
                                            Principal Accounting Officer

                               THE SCOTTS COMPANY

                        QUARTERLY REPORT ON FORM 10-Q FOR
                     FISCAL QUARTER ENDED DECEMBER 28, 1996



                                  EXHIBIT INDEX




  Exhibit                                                           Page
   Number        Description                                       Number
  -------        --------------                                    ------

     27       Financial Data Schedule                                19