Form 10-Q
period 1997-03-29
SCOTTS COMPANY
filed 1997-05-13
CIK 825542

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 1-11593

                               THE SCOTTS COMPANY
                               ------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                           31-1199481
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                              14111 Scottslawn Road
                             Marysville, Ohio 43041
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (937) 644-0011
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                    No change
 --------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X      No
                                    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          18,597,147                           Outstanding at May 7, 1997
-----------------------------------       -------------------------------------
Common Shares, voting, no par value


                               Page 1 of 34 pages

                            Exhibit Index at page 23

                       THE SCOTTS COMPANY AND SUBSIDIARIES

                                      INDEX


                                                                                         PAGE NO.
                                                                                         --------

Part  I.   Financial Information:

  Item 1.  Financial Statements

           Consolidated Statements of Operations - Three month and six
           month periods ended March 29, 1997 and March 30, 1996                              3

           Consolidated Statements of Cash Flows - Six month periods
           ended March 29, 1997 and March 30, 1996                                            4

           Consolidated Balance Sheets -
           March 29, 1997, March 30, 1996 and September 30, 1996                              5

           Notes to Consolidated Financial Statements                                      6-12

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                  13-20


Part II.   Other Information

  Item 1.  Legal Proceedings                                                                 21

  Item 4.  Submission of Matters to a Vote of Security Holders                               21

  Item 6.  Exhibits and Reports on Form 8-K                                                  21


Signatures                                                                                   22


Exhibit Index                                                                                23

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                       THE SCOTTS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in millions except per share amounts)




                                                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                           ---------------------------           ------------------------
                                                           March 29           March 30           March 29        March 30
                                                             1997               1996               1997            1996
                                                           --------           --------           --------        --------
Net sales                                                   $346.2             $251.2             $446.4           $369.2
Cost of sales                                                207.8              163.5              275.4            244.7
                                                            ------             ------             ------           ------

Gross profit                                                 138.4               87.7              171.0            124.5

Selling, general and administrative                           40.1               34.3               66.7             63.4
Advertising and promotion                                     35.0               21.7               43.5             31.0
Amortization of goodwill and other intangibles                 2.7                2.2                4.9              4.4
Other expenses, net                                            3.2                2.4                3.5              4.6
                                                            ------             ------             ------           ------
Income from operations                                        57.4               27.1               52.4             21.1

Interest expense                                               8.3                8.1               13.9             14.7
                                                            ------             ------             ------           ------

Income before income taxes                                    49.1               19.0               38.5              6.4

Income taxes                                                  21.2                8.4               16.6              2.9
                                                            ------             ------             ------           ------

Net income                                                    27.9               10.6               21.9              3.5

Preferred stock dividends                                      2.4                2.4                4.9              4.9
                                                            ------             ------             ------           ------

Income (loss) applicable to common shareholders             $ 25.5             $  8.2             $ 17.0           $ (1.4)
                                                            ======             ======             ======           ======


Income (loss) per common share (note 8)                     $  .95             $  .36             $  .75           $ (.08)
                                                            ======            =======             ======           ======

Common shares used in per common
      share computation                                       29.3               29.4               29.2             18.8
                                                            ======            =======             ======           ======




See Notes to Consolidated Financial Statements

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in millions)


                                                                                       SIX MONTHS ENDED
                                                                                   --------------------------
                                                                                   March 29          March 30
                                                                                     1997              1996
                                                                                   --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $ 21.9            $  3.5
   Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation and amortization                                                14.8              14.3
         Equity in income of unconsolidated business                                   (.1)              (.4)
         Postretirement benefits                                                        .1                .1
         Net increase in certain components of
             working capital                                                        (177.6)           (162.8)
         Net increase in other assets and
             liabilities and other adjustments                                         2.3               2.0
                                                                                    ------            ------

                  Net cash used in operating activities                             (138.6)           (143.3)
                                                                                     -----            ------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property, plant and equipment, net                                   (4.1)             (8.3)
   Acquisition of Miracle Holdings Limited                                           (47.1)                -
                                                                                    ------            ------


                  Net cash used in investing activities                              (51.2)             (8.3)
                                                                                    ------            ------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on term and other debt                                                     (.3)              (.3)
   Revolving lines of credit and bank line of credit, net                            200.5             153.3
   Issuance of Common Shares                                                            .4               5.1
   Deferred financing costs incurred                                                   (.2)                -
   Dividends on preferred stock                                                       (4.9)             (4.9)
                                                                                   -------            ------

                  Net cash provided by financing activities                          195.5             153.2
                                                                                     -----            ------

Effect of exchange rate changes on cash                                               (4.3)              (.2)
                                                                                   -------            ------

Net increase in cash                                                                   1.4               1.5

Cash at beginning of period                                                           10.6               7.0
                                                                                    ------            ------

Cash at end of period                                                               $ 12.0            $  8.5
                                                                                    ======            ======

SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid, net of amount capitalized                                         $ 11.0            $ 12.2
   Income taxes paid                                                                $  1.9            $  2.6
   Business acquired:
       Fair value of assets acquired                                                $103.5
       Liabilities assumed                                                            45.3
       Net cost for acquisition                                                       58.2


See Notes to Consolidated Financial Statements

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                  (in millions)

                                     ASSETS

                                                                       March 29         March 30        September 30
                                                                         1997             1996               1996
                                                                     ---------          -------           -------
Current Assets:
   Cash                                                              $    12.0          $   8.5           $  10.6
   Accounts receivable, less allowances
     of $6.2, $3.9, and $4.1, respectively                               349.7            315.4             110.4
   Inventories                                                           188.3            187.4             148.8
   Prepaid and other assets                                               22.4             21.9              22.1
                                                                     ---------          -------           -------
     Total current assets                                                572.4            533.2             291.9
                                                                     ---------          -------           -------

Property, plant and equipment, net                                       134.8            147.4             139.5
Trademarks                                                                85.9             88.1              87.0
Other intangibles                                                         17.2             22.1              19.5
Goodwill                                                                 251.7            181.6             180.2
Other assets                                                               2.1             15.8              13.6
                                                                     ---------          -------           -------

     Total Assets                                                    $ 1,064.1          $ 988.2           $ 731.7
                                                                     =========          =======           =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Revolving credit line                                             $   128.5          $ 100.9         $     2.0
   Current portion of term debt                                             .1               .2                .2
   Accounts payable                                                       85.0             78.6              46.3
   Accrued liabilities                                                    77.0             46.7              42.6
   Accrued taxes                                                          37.5             21.1              19.7
                                                                     ---------          -------           -------
     Total current liabilities                                           328.1            247.5             110.8
                                                                     ---------          -------           -------

Term debt, less current portion                                          324.4            324.5             223.1
Postretirement benefits other than pensions                               27.2             27.3              27.2
Other liabilities                                                          6.0              5.1               6.3
                                                                     ---------          -------           -------

     Total Liabilities                                                   685.7            604.4             367.4
                                                                     ---------          -------           -------

Commitments and Contingencies

Shareholders' Equity:
   Class A Convertible Preferred Stock, no par value                     177.3            177.3             177.3
   Common Shares, $.01 stated value, issued 21.1
     shares in 1997 and 1996                                                .2               .2                .2
   Capital in excess of par value                                        207.6            207.7             207.7
   Retained earnings                                                      37.4             31.3              20.4
   Cumulative foreign currency translation adjustments                    (1.1)             3.4               2.2
   Treasury stock, 2.5 shares on March 29, 1997
     and September 30, 1996, and 2.1 shares on
     March 30, 1996, at cost                                             (43.0)           (36.1)            (43.4)
                                                                     ---------          -------           -------
     Total Shareholders' Equity                                          378.3            383.8             364.3
                                                                     ---------          -------           -------

     Total Liabilities and Shareholders' Equity                      $ 1,064.1          $ 988.2           $ 731.7
                                                                     =========          =======           =======

See Notes to Consolidated Financial Statements

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1.    ORGANIZATION AND BASIS OF PRESENTATION
      --------------------------------------

      NATURE OF OPERATIONS
      --------------------

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

      BASIS OF PRESENTATION
      ---------------------

      The consolidated financial statements include the accounts of The Scotts Company ("Scotts") and its wholly-owned subsidiaries, Hyponex Corporation ("Hyponex"), Republic Tool and Manufacturing Corp. ("Republic"), Scotts-Sierra Horticultural Products Company ("Sierra"), Scotts' Miracle-Gro Products, Inc. ("Miracle-Gro"), and Miracle Holdings Limited ("Miracle Holdings") (collectively, the "Company"). All material intercompany transactions have been eliminated.

      The consolidated balance sheets as of March 29, 1997 and March 30, 1996, the related consolidated statements of operations for the three and six month periods ended March 29, 1997 and March 30, 1996 and the related consolidated statements of cash flows for the six month periods ended March 29, 1997 and March 30, 1996 are unaudited; however, in the opinion of management, such financial statements contain all adjustments necessary for the fair presentation of the Company's financial position and results of operations. Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the financial statements and accompanying notes in Scotts' fiscal 1996 Annual Report on Form 10-K.

      USE OF ESTIMATES
      ----------------

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

      RECLASSIFICATION
      ----------------

      Certain reclassifications have been made to the prior years' financial statements to conform to fiscal 1997 classifications.

      ADVERTISING COSTS
      -----------------

      In the quarter ended March 29, 1997, the Company changed its method of accounting for advertising expenses in interim periods. The newly adopted method assigns anticipated advertising costs to interim periods based on projected sales of advertised product

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


      categories and has been applied retroactive to the beginning of fiscal 1997 (October 1, 1996). This change impacts interim periods only; all current year advertising costs will be expensed within the fiscal year. Management believes this method of interim accounting for advertising costs provides better matching of revenues and expenses in interim periods, and is consistent with companies in the consumer packaged goods industry.

      This change in interim accounting had the effect of increasing advertising expense for the first and second quarters of fiscal 1997, and for the six months ended March 29, 1997 by $3.3 million, $4.6 million and $7.9 million, respectively. Net income for the first and second quarters of fiscal 1997, and for the six months ended March 29, 1997 decreased by $1.9 million or $.10 per share, $2.6 million or $.09 per share and $4.5 million or $.15 per share, respectively.

2.    ACQUISITIONS
      ------------

      Effective January 3, 1997, the Company acquired the approximately two-thirds interest in Miracle Holdings which the Company did not already own. Miracle Holdings owns Miracle Garden Care Limited, a manufacturer and distributor of lawn and garden products in the United Kingdom.

      The following pro forma results of operations give effect to the Miracle Holdings acquisition as if it had occurred on October 1, 1995.

                                                           (in millions, except per share amounts)
                                                                       SIX MONTHS ENDED
                                                            --------------------------------------
                                                            March 29                      March 30
                                                              1997                          1996
                                                             -------                      --------
       Net sales                                             $ 457.2                      $  399.5
                                                             =======                      ========

       Net income                                            $  22.5                      $    4.6
                                                             =======                      ========

       Income (loss) per common share                        $  0.77                       $ (0.02)
                                                             =======                       =======

      Pro forma primary net income per common share for the six months ended is calculated using the weighted average common shares outstanding at March 29, 1997 of 29.2 million and at March 30, 1996 of 18.8 million.

      The pro forma information provided does not purport to be indicative of actual results of operations if the Miracle Holdings Limited acquisition had occurred as of October 1, 1995, and is not intended to be indicative of future results or trends.

3.    INVENTORIES
      -----------
      (in millions)

      Inventories, net of provisions of $10.2, $6.9 and $8.7, consisted of:

                                          March 29                 March 30               September 30
                                            1997                     1996                     1996
                                            ----                     ----                     ----
       Finished Goods                    $  128.5                 $   122.8                 $    96.7
       Raw Materials                         59.8                      64.6                      52.1
                                         --------                  --------                  --------

                                         $  188.3                  $  187.4                  $  148.8
                                         ========                  ========                  ========

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


4.    LONG-TERM DEBT
      --------------
      (in millions)

                                          March 29                 March 30               September 30
                                            1997                     1996                     1996
                                          --------                 --------                ---------
       Revolving Credit Line              $  353.5                 $  326.1                $   125.7
       9 7/8% Senior
           Subordinated Notes
           $100 million face
           amount due 2004                    99.4                     99.3                     99.4
       Capital lease
           obligations and other                .1                       .2                       .2
                                          --------                 --------                ---------
                                             453.0                    425.6                    225.3
       Less current portions                 128.6                    101.1                      2.2
                                          --------                 --------                ---------

                                          $  324.4                 $  324.5                 $  223.1
                                          ========                 ========                 ========

      Maturities of term debt for the next five calendar years are as follows:

      1997                          128.6
      1998                              0
      1999                              0
      2000                          225.0
      2001                              0
      Thereafter                    100.0

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

5.    FOREIGN EXCHANGE INSTRUMENTS
      ----------------------------

      The Company enters into forward foreign exchange contracts and purchases currency options to hedge its exposure to fluctuations in foreign currency exchange rates. These contracts generally involve the exchange of one currency for a second currency at some future date. Counterparties to these contracts are major financial institutions. Gains and losses on these contracts generally offset gains and losses on the assets, liabilities and transactions being hedged. Effective in the second quarter of 1997, the Company significantly reduced this program.

      Realized and unrealized foreign exchange gains and losses are recognized and offset foreign exchange gains or losses on the underlying exposures. Unrealized gains and losses that are designated and effective as hedges on such transactions are deferred and recognized in income in the same period as the hedged transactions.

      At March 29, 1997, the Company's European operations had foreign exchange risk in various European currencies tied to the Dutch Guilder. These currencies are the Belgian Franc, German Mark, Spanish Peseta, Italian Lire, French Franc, British Pound, Australian Dollar and U. S. Dollar. The Company's U. S. operations had foreign exchange rate risk in the Canadian Dollar, the Dutch Guilder and the British Pound which are tied to the U.
      S. Dollar. As of March 29, 1997, the Company had outstanding forward foreign exchange contracts with a contract value of approximately $2.4 million. These contracts have maturity dates ranging from June 10, 1997 to June 24, 1997.

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


6.    ACCOUNTING ISSUES
      -----------------

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

7.    OTHER EXPENSES, NET
      -------------------

      Other expenses, net consisted of the following:

                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                  --------------------------          --------------------------
                                                  March 29          March 30          March 29          March 30
                                                    1997              1996              1997              1996
                                                  --------          --------          --------          --------
       Foreign currency                            $   -            $ (0.2)           $  0.3            $  0.1
       Royalty (income) expense                      (1.1)            (0.2)             (1.1)             (0.3)
       Asset valuation charges                        4.2              0.5               4.3               0.8
       Restructuring/severance                          -              2.7                -                4.5

       Equity in income of
           unconsolidated businesses                    -              0.3               0.1               0.4
       Other, net                                     0.1             (0.7)             (0.1)             (0.9)
                                                   ------           ------            ------            ------

       Total                                       $  3.2           $  2.4            $  3.5            $  4.6
                                                   ======           ======            ======            ======

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


8.    NET INCOME (LOSS) PER COMMON SHARE
      ----------------------------------

      Net income (loss) per common share is based on the weighted average number of common shares and common share equivalents (stock options, Class A Convertible Preferred Stock and warrants) outstanding each period.

      The following table presents information necessary to calculate income
      (loss) per common share.

                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                    ----------------------               ------------------
                                                  March 29          March 30          March 29          March 30
                                                    1997              1996              1997              1996
                                                  --------          --------          --------          ------
       (in millions except per share
           amounts)
       Net income                                   $ 27.9          $ 10.6            $ 21.9             $ 3.5
       Class A Convertible Preferred
           Stock dividend                               NA              NA               NA                4.9
                                                      ----            ----             ----                ---
       Income (loss) used in net
           income (loss) per common
           share calculation                        $ 27.9          $ 10.6            $ 21.9             $(1.4)
                                                      ====            ====              ====               ===


       Weighted average common
           shares outstanding during
           the period                                 18.6            18.9              18.6              18.8
       Assuming conversion of Class A
           Convertible Preferred Stock               10.3             10.3              10.3               NA
       Assuming exercise of warrants                   -               -                 -                 -
       Assuming exercise of options
           using the Treasury Stock
           Method                                     0.4              0.2               0.3                NA
                                                    -----            -----             -----              -----

       Weighted average number of
           common shares outstanding
           as adjusted                               29.3             29.4              29.2              18.8
                                                     ====             ====              ====              ====

       Income (loss) per common
           share                                 $    .95          $   .36           $   .75           $  (.08)
                                                    =====            =====             =====             =====

      The shares of Class A Convertible Preferred Stock and stock options were not considered in the earnings per share computation for the six months ended March 30, 1996 because they were antidilutive for such period. Fully diluted net income (loss) per common share is considered to be the same as primary net income (loss) per common share.

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS"). FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company plans to adopt FAS 128 in the first quarter of 1998 for the year ended September 30, 1998. If FAS 128 had been adopted at March 29, 1997, basic and diluted earnings (loss) per share would be:

                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                             ----------------------             ------------------
                                           March 29         March 30          March 29         March 30
                                             1997             1996              1997             1996
                                           --------         --------          --------         ------
       Basic earnings (loss) per share      $ 1.37          $   .43          $   .92           $  (.08)
                                             =====            =====            =====             =====
       Diluted earnings (loss) per share    $  .95          $   .36          $   .75           $  (.08)
                                             =====            =====            =====             =====

9.    CONTINGENCIES
      -------------

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

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


      On January 30, 1996, the United States Environmental Protection Agency (the "U. S. EPA") served a Complaint and Notice of Opportunity for Hearing upon Sierra's wholly-owned subsidiary, Scotts-Sierra Crop Protection Company ("Crop Protection"). The Complaint alleged labeling violations under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA") during 1992 and 1993 and proposed penalties totaling $785,000, the maximum allowable under FIFRA according to management's calculations. On
      February 11, 1997, the U.S. EPA's Motion for Accelerated Decision was granted on the issue of liability, with the amount of the civil penalty to be a resolved at hearing. Based upon Crop Protection's good faith compliance actions and FIFRA's provisions for "gravity-based" penalty reductions, management believes Crop Protection's maximum liability in this action to be $200,000. The Company does not believe that the outcome of this proceeding will have a material adverse effect on its financial condition or results of operations.

      The Company has been assessing and, as necessary, addressing certain environmental issues regarding the wastewater treatment plants currently operating at its Marysville facility. Specifically, it has been considering whether to upgrade the existing treatment plants or to attempt to tie the facility's wastewater into the City of Marysville's municipal treatment system. Additionally, the Company has been assessing, under Ohio's new Voluntary Action Program, the possible remediation of several discontinued on-site waste disposal areas dating back to the early operations of its Marysville facility.

      On February 11, 1997, the Company was informed that the Ohio EPA was referring certain matters relating to the Company's wastewater treatment plants and on-site disposal areas to the Ohio Attorney General's office. Representatives from the Ohio EPA, the Ohio Attorney General's office and the Company have had one meeting subsequent to February 11 to discuss these issues. Although the Company has not yet been informed as to the specific nature of any issues or the expected remedial response, all parties have expressed an interest in reaching an amicable resolution. The Company expects that a consent order will be negotiated with the Ohio EPA.

      The Company does not believe that any proceedings which may result from the Ohio EPA's referral of these matters to the Ohio Attorney General will be material to the business or financial condition of the Company but is unable, at this early stage, to predict the outcome of these issues.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of the consolidated results of operations, cash flows and financial position of the Company should be read in conjunction with the Consolidated Financial Statements of the Company included elsewhere in this report. The Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 includes additional information about the Company, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

RESULTS OF OPERATIONS

Before reviewing the details of the Company's second quarter and first six months results, the reader should keep in mind the following matters.

In the quarter ended March 29, 1997, the Company changed its method of accounting for advertising expenses in interim periods. The newly adopted method assigns anticipated advertising costs to interim periods based on projected sales of advertised product categories and has been applied retroactive to the beginning of fiscal 1997 (October 1, 1996). This change impacts interim periods only; all current year advertising costs will be expensed within the fiscal year. Management believes this method of interim accounting for advertising costs provides better matching of revenues and expenses in interim periods, and is consistent with companies in the consumer packaged goods industry.

This change in interim accounting had the effect of increasing advertising expense for the first and second quarters of fiscal 1997, and for the six months ended March 29, 1997 by $3.3 million, $4.6 million and $7.9 million, respectively. Net income for the first and second quarters of fiscal 1997, and for the six months ended March 29, 1997 decreased by $1.9 million or $0.10 per share, $2.6 million or $.09 per share and $4.5 million or $0.15 per share, respectively.

Effective with the second quarter of fiscal 1997, The Scotts Company has made several changes in its financial statement presentation. First, the Company has reformatted its statement of operations as follows:

(1)     Distribution expense is included in cost of sales;
(2) Selling, general and administrative expenses are combined (include research and development); and
(3)     Advertising and promotion expenses are shown separately.

Second, the business unit net sales breakdowns have been updated to include Canadian net sales as part of the North American business units in which they are managed. Canadian net sales had previously been disclosed as part of International. Annual Canadian net sales have been approximately $10.0 million or less historically.

THREE MONTHS ENDED MARCH 29, 1997 VERSUS THE THREE MONTHS ENDED MARCH 30, 1996
------------------------------------------------------------------------------

The following table sets forth the components of income and expense for the second quarter and first six months of fiscal 1997 and 1996 on a percentage-of-net sales basis:


                                Three Months Ended                         Six Months Ended
                                ------------------        Period to        ----------------        Period to
                              March 29      March 30       Period        March 29     March 30      Period
                                 1997         1996        % Change         1997        1996        % Change
                               -------      --------      --------       -------      -------      --------
Net sales                       100.0%        100.0%         37.8%         100.0%     100.0%         20.9%
Cost of sales                    60.0          65.1          27.1           61.7       66.3          12.5
                               ------        ------                       ------     ------
Gross profit                     40.0          34.9          57.8           38.3       33.7          37.3
Selling, general and
    administrative               11.6          13.7          16.9           14.9       17.2           5.2
Advertising and promotion        10.1           8.6          61.3            9.7        8.4          40.3
Amortization of goodwill
    and other intangibles         0.8           0.9          22.7            1.1        1.2          11.4
Other (income) expense            0.9           1.0          33.3            0.8        1.3         (23.9)
                              -------      --------                      -------    -------
Income from operations           16.6          10.8         111.8           11.7        5.7         148.3
Interest expense                  2.4           3.2           2.5            3.1        4.0          (5.4)
                              -------       -------                      -------    -------
Income before taxes              14.2           7.6         158.4            8.6        1.7         501.6
Income taxes                      6.1           3.3         152.4            3.7        0.8         472.4
                              -------       -------                      -------    -------
Net income                        8.1           4.2         163.2%           4.9        0.9         525.7%
Preferred stock dividends         0.7           1.0          NM              1.1        1.3          NM
                              -------      --------                      -------    -------
Income (loss) applicable to
    common shareholders           7.4%          3.3%         NM              3.8%      (0.4)%        NM
                              =======       =======                      =======    ========

The following table sets forth the sales by business unit for the second quarter and first six months of fiscal 1997 and 1996 (in millions).

                                                 % CHANGE V.                              % CHANGE V.
                                                 -----------                              -----------
                                 Q2          1996          1996       First Half      1996          1996
                                1997        ACTUAL     AS ADJUSTED       1997        ACTUAL     AS ADJUSTED
                                ----        ------     ------------   ----------     ------     -----------
                                                           (1)                                      (1)
Consumer Lawns                 $ 152.5        63.1%         9.5%        $ 185.9        30.6%        8.5%
Consumer Gardens                  55.5        18.1                         66.3        11.6
Organics                          56.2         1.1                         70.6        (0.8)
                                ------                                   ------
Domestic consumer                264.2        34.7          9.2           322.8        18.2         6.9
                                 -----                                    -----

Professional                      41.6        13.0                         68.2         6.6
International                     40.4       120.8                         55.4        72.1
                                ------                                   ------

Consolidated                   $ 346.2        37.8%        16.6%        $ 446.4        20.9%       12.1%
                                 =====                                    =====




(1)Reflects net sales adjustments of $45.8 million for the second quarter of 1996 and $29.0 million for the first six months of 1996 for the 1995 Consumer Lawns early purchase program that encouraged retailers to build their inventories well in advance of the second and third quarter of 1996.

THREE MONTHS ENDED MARCH 29, 1997 VERSUS THE THREE MONTHS ENDED MARCH 30, 1996

Net sales for the three months ended March 29, 1997 totaled $346.2 million, an increase of $95.0 million or 37.8%. Management estimates that approximately $45.8 million (19.9%) of this increase was due to the 1995 Consumer Lawns retailer early purchase program that had the effect of depressing sales in the second and third quarters of fiscal 1996. The January 3, 1997 acquisition of the remaining two-thirds interest in Miracle Garden Care Limited ("MGC") increased second quarter sales by $21.3 million or 8.4%. The remaining 9.5% increase in second quarter 1997 sales was primarily attributable to sales volumes in Consumer Gardens, Professional, Consumer Lawns, and International.

Consumer Lawns Group net sales increased $59.0 million or 63.1% to $152.5 million, primarily as a result of volume increases. Management estimates that approximately $45.8 million (53.6%) of this quarterly sales increase is attributable to the discontinuance of the 1995 early purchase program that encouraged retailers to build their inventories well in advance of the second and third quarters of 1996. After adjusting for this program change, management estimates that the Consumer Lawns Group quarterly net sales increase was 9.5%. Consumer Gardens Group net sales increased $8.5 million or 18.1% to $55.5 million. Consumer Gardens Group net sales increased primarily as a result of volume, including the inclusion of grass seed into the Group's distribution network starting in fiscal 1997. Organics Business Group net sales increased $0.6 million or 1.1% to $56.2 million, in line with this group's focus on profitability, not revenues. Professional Business Group net sales increased $4.8 million or 13.0% to $41.6 million, as this Group's customers move more to just-in-time inventory management. International Business Group net sales increased $22.1 million or 120.8% to $40.4 million. MGC contributed $21.3 million of this net sales increase. Excluding the impact of MGC, International Business Group net sales increased $0.8 million or 4.4%, with a volume increase of approximately 17.5% largely offset by unfavorable exchange rate movements that resulted in a 13.1% quarter-to-quarter reduction in International net sales after translation to U.S. dollars.

Cost of sales were 60.0% of net sales for the three months ended March 29, 1997, a 5.1 percentage point decrease compared to 65.1% in the same period of the prior year. This improvement is attributable to the discontinuance of promotional programs to drive out-of-season sales, the discontinuance of lower margin professional and consumer products, and manufacturing and distribution efficiencies.

Operating expenses increased $20.4 million or 33.7% to $81.0 million. Operating expenses were 23.4% of net sales compared to 24.1% in the prior year. Selling, general and administrative expenses increased $5.8 million or 16.9% to $40.1 million. This increase reflects the inclusion of MGC for the first time, and higher salesforce and general management incentives in the current year, partially offset by cost savings generated by restructuring efforts in 1996. As a percentage of net sales, selling, general and administrative expenses decreased from 13.7% to 11.6%.

Advertising and promotion expenses increased by $13.3 million or 61.3% to $35.0 million. As a percentage of net sales, advertising and promotion expenses increased to 10.1% from 8.6%. Approximately $4.5 million (20.7%) of this increase is attributable to the change in interim accounting for advertising, as previously discussed. Exclusive of the change in interim accounting for advertising, overall higher investment in media spending on brand building increased this expense by approximately $2.7 million (12.4%). Trade promotions related to the significant increase in second quarter consumer sales increased approximately $3.0 million (13.8%). The inclusion of MGC accounted for the remaining $3.0 million increase in advertising and promotion expense for the quarter.

Amortization of goodwill and other intangibles increased as a result of the inclusion of MGC.

Other expense, net for the second quarter of 1997 includes approximately $4.2 million of charges related to various productive assets which are pending sale or whose values are impaired as a result of changes in management's plans and business conditions. These charges were partially offset by royalty income from new and ongoing agreements that license the use of the Scotts(R) logo. The second quarter of 1996 included $2.7 million in severance charges and $0.5 million asset valuation adjustments.

Primarily as a result of higher sales volumes, improved manufacturing and distribution efficiencies, and other cost improvements, income from operations increased by $30.3 million or 111.8% to $57.4 million. Income from operations increased to 16.6% from 10.8% on a percentage of sales basis.

Interest expense increased $0.2 million or 2.5%. Excluding the impact of MGC related borrowings, interest expense decreased by approximately $1.3 million or 16.1%, principally due to a $71.9 million reduction in average borrowings for the second quarter compared to the same period last year. MGC related interest expense was approximately $1.5 million for the quarter, reflecting both acquisition debt and seasonal working capital requirements.

The Company's effective tax rate was 43.2% compared to 44.2% in the prior year.

During the second quarter of fiscal 1997, the Company reported net income of $27.9 million or $0.95 per common share compared with prior year net income of $10.6 million or $0.36 per common share. The quarterly improvement reflects the positive impact of the change in retailer selling programs for the Consumer Lawns group. Other favorable factors influencing this quarters' results of operations include sales volume increases, improved manufacturing and distribution efficiencies, ongoing cost control efforts, lower average borrowings and the full consolidation of MGC's results. These positive factors were partially offset by the change in interim accounting for advertising and the higher investment in brand building the Company is making during fiscal 1997.

SIX MONTHS ENDED MARCH 29, 1997 VERSUS SIX MONTHS ENDED MARCH 30, 1996

Net sales for the six months ended March 29, 1997 totaled $446.4 million, an increase of $77.2 million or 20.9%. Management estimates that approximately $29.0 million (8.3%) of this increase was due to the 1995 Consumer Lawns retailer early purchase program that had the effect of depressing sales in the second and third quarters of 1996. The January 3, 1997 acquisition of the remaining two-thirds interest in MGC increased net sales of the first six months by $21.3 million or 5.8%. The remaining 6.8% increase in net sales for the first six months of fiscal 1997 was primarily attributable to volume gains in Consumer Gardens, Consumer Lawns, Professional and International.

Consumer Lawns Group net sales increased $43.5 million or 30.6% to $185.9 million, primarily as a result of volume increases. Management estimates that approximately $29.0 million (22.1%) of this six months sales increase is attributable to the discontinuance of the 1995 early purchase program. After adjusting for this program change, management estimates that the Consumer Lawns Group six month's net sales increase was 8.5%. Consumer Gardens Group net sales increased $6.9 million or 11.6% to $66.3 million. Gardens group net sales increased primarily as a result of volume, including the inclusion of grass seed into their distribution network starting in fiscal 1997. Organics Business Group net sales decreased $0.6 million or 0.8% to $70.6 million, in line with this Group's focus on profitability, not revenues. Professional Business Group net sales increased $4.2 million or 6.6% to $68.2 million, as this Group's customers move more to just-in-time inventory management. International Business Group net sales increased $23.2 million or 72.1% to $55.4 million. MGC contributed $21.3 million of this net sales increase. Excluding the impact of MGC, International Business Group net sales increased $1.9 million or 5.9%, with sales volumes up approximately 15.9%, largely offset by unfavorable exchange rate movements that resulted in a 10.0% year-to-date reduction in International sales after translation to U.S. dollars.

Cost of sales were 61.7% of net sales for the six months ended March 29, 1997, a
4.6 percentage point decrease compared to 66.3% in the same period of the prior year. This improvement is attributable to the discontinuance of promotional programs to drive out-of-season sales, the discontinuance of lower margin professional and consumer products, and manufacturing and distribution efficiencies.

Operating expenses increased $15.2 million or 14.7% to $118.6 million. Operating expenses were 26.6% of net sales compared to 28.0% in the prior year. Selling, general and administrative expenses increased $3.3 million or 5.2% to $66.7 million. This increase reflects the inclusion of MGC for the first time, and higher salesforce and general management incentives in the current year, partially offset by cost savings generated by restructuring efforts in 1996. As a percentage of sales, selling, general and administrative expenses decreased from 17.2% to 14.9%.

Advertising and promotion expenses increased by $12.5 million or 40.3% to $43.5 million. As a percentage of net sales, advertising and promotion expenses increased to 9.7% from 8.4%. Approximately $7.8 million (25.2%) of this increase is attributable to the change in interim accounting for advertising, as previously discussed. Exclusive of the change in interim accounting for advertising, overall higher investment in media spending on brand building increased this expense by approximately $2.4 million (7.7%). The inclusion of MGC increased year-to-date advertising and promotion expenses by $3.0 million. Trade promotions decreased $0.7 million reflecting the Company's move toward "pull" advertising and away from "push" retailer promotions. The Company believes retailer promotions and cooperative advertising are an integral part of the consumer lawn and garden business, but to a lesser extent than that practiced in prior years.

Amortization of goodwill and other intangibles increased as a result of the inclusion of MGC.

Other expense, net for the first six months of 1997 includes approximately $4.3 million of charges related to various productive assets which are pending sale or whose values are impaired as a result of changes in management plans and business conditions. These charges were partially offset by royalty income from new and ongoing agreements that license the use of the Scotts(R) logo. The first six months of fiscal 1996 included $4.5 million of severance charges and $0.8 million of asset valuation adjustments.

Primarily as a result of higher sales volumes, improved manufacturing and distribution efficiencies, and other cost improvements, income from operations increased by $31.3 million or 148.3% to $52.4 million. Income from operations increased to 11.7% from 5.7% on a percentage of sales basis.

Interest expense decreased $0.8 million or 5.4% for the six months ended March 29, 1997. Excluding MGC related borrowings, interest expense decreased by approximately $2.3 million or 15.7%, principally due to a $66.9 million reduction in average borrowings for the first six months compared to the same period last year. MGC related interest expense was approximately $1.5 million, reflecting both acquisition debt and seasonal working capital requirements.

The Company's effective tax rate was 43.2% compared to 45.3% in the prior year.

During the first six months of fiscal 1997, the Company reported net income of $21.9 million or $0.75 per common share compared with prior year net income of $3.5 million or a loss of $0.08 per common share, after considering preferred stock dividends. The year-to-date improvement reflects the positive impact of the change in retailer selling programs for the Consumer Lawns Group. Other favorable factors influencing year-to-date results of operations include sales volume increases, improved manufacturing and distribution efficiencies, ongoing cost control efforts, lower average borrowings and full consolidation of MGC's results. These positive factors were partially offset by the change in interim accounting for advertising and the higher investment in brand building the Company is making during fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities totaled $138.6 million for the six month period ended March 29, 1997 compared to $143.3 million in the prior year. The seasonal nature of the Company's operations results in a significant increase in working capital (primarily inventory and accounts receivable) during the first and second fiscal quarters. The third fiscal quarter is a significant period for collecting accounts receivable. The lower level of cash used in operating activities for the first six months of 1997 is principally due to higher net income and better working capital management, partially offset by the seasonal working capital needs of MGC.

Cash used in investing activities totaled $51.2 million compared to $8.3 million in the prior year. This increase is attributable to the acquisition of the remaining two-thirds interest in MGC for approximately $47.1 million effective January 3, 1997. The Company estimates that fiscal 1997 capital investments will be $20 million to $25 million compared to $18.2 million in the prior year. These capital investments will be financed with cash provided by operations and utilization of available credit facilities. The largest project will be an approximately $9.0 million expansion of the Marysville distribution facility, estimated to generate annual distribution expense savings of at least $1.5 million beginning in fiscal 1998. The Company's Fourth Amended and Restated Credit Agreement (the "Credit Agreement") restricts annual capital investments to $50 million.

Financing activities provided $195.5 million for the six month period ended March 29, 1997 compared to $153.2 million in the prior year. Financing activities are principally supported by the Company's Credit Agreement. The higher level of incremental borrowings in the first six months of fiscal 1997 compared to the prior year is a result of the MGC transaction, partially offset by lower working capital requirements and year-to-date capital investment.

Total debt increased by $227.7 million compared with debt at September 30, 1996 and increased by $27.4 million compared with total debt at March 30, 1996. The increase as compared to September 30, 1996 was to support increased working capital, capital expenditures, and the MGC acquisition. The increase compared to March 30, 1996 is attributable to positive cash flow generated in fiscal 1996 and lower working capital requirements in fiscal 1997, offset by the borrowings associated with the MGC acquisition and MGC's seasonal borrowing requirements.

Shareholders' equity as of March 29, 1997 was $378.3 million, a $14.0 million increase compared to September 30, 1996 and a $5.5 million decrease compared to March 30, 1996. The increase compared to September 30, 1996 was due to the net income of $21.9 million, Convertible Preferred Stock dividends of $4.9 million, an unfavorable change in the cumulative foreign currency adjustment of $3.3 million and net treasury stock activity of $0.4 million. The decrease compared to March 30, 1996 was due to the net income for the twelve month period ended March 29, 1997 of $15.9 million offset by Convertible Preferred Stock dividends of $9.8 million, net treasury stock purchases of $7.0 million and an unfavorable change in the cumulative foreign currency adjustment of $4.5 million.

The primary sources of liquidity for the Company are funds generated by operations and borrowings under the Company's Credit Agreement. The Credit Agreement was amended in December 1996. The most recent amendment provides for an increase in the available line-of-credit from $375 million to $425 million, and provides that up to the equivalent of $100 million of the available credit may be borrowed in U.K. Pounds Sterling.

The Company has foreign exchange rate risk related to International operations and cash flows.

The Company enters into forward foreign exchange contracts and purchases currency options to hedge its exposure to fluctuations in foreign currency exchange rates. These contracts generally involve the exchange of one currency for a second currency at some future date. Counterparties to these contracts are major financial institutions. Gains and losses on these contracts generally offset gains and losses on the assets, liabilities and transactions being hedged. Effective in the second quarter of 1997, the Company significantly reduced this program.

Realized and unrealized foreign exchange gains and losses are recognized and offset foreign exchange gains or losses on the underlying exposures. Unrealized gains and losses that are designated and effective as hedges on such transactions are deferred and recognized in income in the same period as the hedged transactions.

As of March 29, 1997, the Company's European operations had foreign exchange risk in various European currencies tied to the Dutch Guilder. These currencies include the Belgian Franc, German Mark, Spanish Peseta, French Franc, British Pound, Italian Lire, and the Australian Dollar and U.S. Dollar. The Company's U.S. operations had foreign exchange rate risk in the Canadian Dollar, Dutch Guilder and the British Pound which are tied to the U.S. Dollar. As of March 29, 1997, there were outstanding forward foreign exchange contracts with a value of approximately $2.4 million. These contracts had maturity dates ranging from June 10, 1997 to June 24, 1997.

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS"). FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company plans to adopt FAS 128 in the first quarter of 1998 for the year ended September 30, 1998. If FAS 128 had been adopted at March 29, 1997, basic and diluted earnings (loss) per share would be:

                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                          ----------------------                ------------------
                                       MARCH 29         MARCH 30           MARCH 29          MARCH 30
                                         1997             1996               1997              1996
                                       --------         ---------          --------          --------
Basic earnings (loss) per share         $ 1.37           $   .43            $   .92           $  (.08)
                                        ======           =======            =======           =======
Diluted earnings (loss) per share       $  .95           $   .36            $   .75           $  (.08)
                                        ======           =======            =======           =======

RECENT DEVELOPMENTS

On January 3, 1997, the Company acquired the approximately two-thirds interest in Miracle Holdings Limited ("Miracle Holdings") which the Company did not already own. Miracle Holdings owns MGC Limited, a manufacturer and distributor of lawn and garden products in the United Kingdom.

OUTLOOK FOR THE REMAINDER OF 1997

Looking forward to the remaining six months of fiscal 1997, management expects a continuation of the return to profitability demonstrated in the first six months of the year. The primary factors contributing to 1997's improvement over 1996 include the discontinuance of the Consumer Lawns Group's retailer early purchase program; alignment of the business groups to provide better focus on, and accountability for, performance; and the positive impacts of fiscal 1996 restructuring efforts. However, these changes, along with inherent risks of a seasonal business, present several challenges for 1997.

As noted in previous reports, the Consumer Lawns Business Group's marketing strategy has been refocused on consumer directed, "pull" advertising and less on retailer directed, "push" promotional programs heavily relied upon in recent years. Management believes results for the first six months of fiscal 1997 indicate general marketplace acceptance of this strategy. However, weather conditions in North America and in Northern Europe have a significant impact on the quarterly timing of sales of the Company's products, especially in the spring selling season. After adjustment for the 1995 early purchase program, the Company has historically generated 66% to 68% of its annual revenues in its second and third fiscal quarters. Management expects this relationship to become slightly more pronounced with the change in the consumer lawns marketing and promotional programs, and the trend in both its consumer and professional markets toward "just-in-time" product purchasing.

Management expects 1997 gross profit margins to continue to show improvement over 1996 as a result of the recovery of the relatively higher margin consumer lawns business, higher volumes increasing manufacturing distribution efficiencies, and the discontinuance of certain lower margin products. In the last quarter of 1997, the Company plans to change over to plastic packaging for its key consumer lawns products and update the technology of one of its key manufacturing lines. These planned changes, along with the general direction toward simplifying its product lines, may put temporary downward pressure on gross profit margins during the transition period as new processes start up and old products are phased out.

The Company expects a lower effective tax rate in 1997 in the range of 42% to 44%, principally as a result of the anticipated return to profitability.

The Company has made and will make certain forward-looking statements in this quarterly report and in other contexts regarding future economic performance and finances, plans and objectives of management, among others. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appear together with such statement. Furthermore, the following factors, in addition to other possible factors not listed, could affect the company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include weather conditions in North America and in Northern Europe which have a significant impact on timing of sales in the spring selling season and overall annual sales; continued marketplace acceptance of the Company's Consumer Lawns and Gardens Group's "pull" advertising marketing strategies, especially in the Consumer Lawn's Group which refocused its general marketing strategy beginning in fiscal 1996; competition among lawn and garden product producers supplying the consumer and professional markets, both domestically and internationally; competition between retail outlets selling lawn and garden products produced by the Company; public perceptions regarding the safety of products produced and supplied by the Company; continued changes in economic conditions; risks inherent to international development; and other factors set forth in the Company's letters to shareholders and analysts, press releases and filings with the Securities and Exchange Commission.

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

         The Company has been assessing and, as necessary, addressing certain environmental issues regarding the wastewater treatment plants currently operating at its Marysville facility. Specifically, it has been considering whether to upgrade the existing treatment plants or to attempt to tie the facility's wastewater into the City of Marysville's municipal treatment system. Additionally, the Company has been assessing, under Ohio's new Voluntary Action Program, the possible remediation of several discontinued on-site waste disposal areas dating back to the early operations of its Marysville facility.

         On February 11, 1997, the Company was informed that the Ohio EPA was referring certain matters relating to the Company's wastewater treatment plants and on-site disposal areas to the Ohio Attorney General's office. Representatives from the Ohio EPA, the Ohio Attorney General's office and the Company have had one meeting subsequent to February 11 to discuss these issues. Although the Company has not yet been informed as to the specific nature of any issues or the expected remedial response, all parties have expressed an interest in reaching an amicable resolution. The Company expects that a consent order will be negotiated with the Ohio EPA.

         The Company does not believe that any proceedings which may result from the Ohio EPA's referral of these matters to the Ohio Attorney General will be material to the business or financial condition of the Company but is unable, at this early stage, to predict the outcome of these issues.

Item 4 - Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held in Columbus, Ohio on March 12, 1997.

         The result of the vote of the shareholders for each of the matters submitted to the shareholders at the Annual Meeting is as follows:

         A. The proposal to elect four directors for terms of three years each:

                             NOMINEE                   VOTES FOR           WITHHELD           NOT VOTED
                             -------                   ---------           --------           ---------
                 James B Beard                          25,855,642                              227,565
                 John Kenlon                            25,854,492                              228,715
                 John M. Sullivan                       25,852,492                              230,715
                 L. Jack Van Fossen                     25,833,084                              250,123

         Each of the nominees was elected. The other Directors whose terms of office continue after the Annual Meeting are John S. Chamberlin, Joseph
         P. Flannery, Horace Hagedorn, Donald A. Sherman, Charles M. Berger, James Hagedorn, Karen G. Mills, and Tadd C. Seitz.

         B. The proposal to increase the number of common shares available under The Scotts Company 1996 Stock Option Plan to 3,000,000 common shares:

                       FOR                AGAINST                  ABSTAIN              BROKER NON VOTES
                       ---                -------                  -------              ----------------
                   21,446,166            1,554,806                 279,126                 2,803,109

         The proposal was approved.

Item 6.  Exhibits and Reports on Form 8-K

         (a) See Exhibit Index at page 23 for a list of the exhibits included herewith.

         (b) On January 28, 1997, Scotts filed a Form 8-K to report under "Item 5 Other Events" the acquisition of the approximately two-thirds interest in Miracle Holdings Limited which the Company did not already own. No financial statements were required to be filed.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            THE SCOTTS COMPANY



Date ____________________________           /S/JEAN H. MORDO
                                            ------------------------------
                                            Executive Vice President
                                            Chief Financial Officer
                                            Principal Accounting Officer

                                   THE SCOTTS COMPANY

                           QUARTERLY REPORT ON FORM 10-Q FOR
                          FISCAL QUARTER ENDED March 29, 1997


                                     EXHIBIT INDEX


  Exhibit                                                               Page
   NUMBER                         DESCRIPTION                          NUMBER
   ------                         -----------                          ------
   10(a)      The Scotts Company 1996                                   24-32
              Stock Option Plan
              (as amended through March 12, 1997)

    18        Letter regarding change in accounting principles             33

    27        Financial Data Schedule                                      34