Form 10-Q
period 1997-06-28
SCOTTS COMPANY
filed 1997-08-11
CIK 825542

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                         Commission file number 1-11593

                               THE SCOTTS COMPANY
                               ------------------
             (Exact name of registrant as specified in its charter)

                Ohio                                     31-1199481
  -------------------------------              -----------------------------
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

                                   No change
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X    No
                                                -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              18,656,313                      Outstanding at August 1, 1997
   -----------------------------------        -----------------------------
   Common Shares, voting, no par value


                               Page 1 of 25 pages

                            Exhibit Index at page 24

                      THE SCOTTS COMPANY AND SUBSIDIARIES

                                     INDEX




                                                                                Page No.
                                                                                --------
Part  I.  Financial Information:

   Item 1.  Financial Statements

           Consolidated Statements of Operations - Three month and nine
           month periods ended June 28, 1997 and June 29, 1996                       3

           Consolidated Statements of Cash Flows - Nine month periods
           ended June 28, 1997 and June 29, 1996                                     4

           Consolidated Balance Sheets -
           June 28, 1997, June 29, 1996 and September 30, 1996                       5

           Notes to Consolidated Financial Statements                             6-12

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                         13-20


Part II.  Other Information

   Item 1.  Legal Proceedings                                                       21

   Item 6.  Exhibits and Reports on Form 8-K                                        21


Signatures                                                                          22


Exhibit Index                                                                       23

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                      THE SCOTTS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in millions except per share amounts)




                                                               Three Months Ended                   Nine Months Ended
                                                             ----------------------                ------------------
                                                           June 28            June 29           June 28          June 29
                                                            1997               1996               1997             1996
                                                           -------            -------           -------          -------
Net sales                                                   $299.0             $247.9             $745.4          $617.1
Cost of sales                                                188.3              165.9              463.7           410.6
                                                            ------             ------             ------          ------

Gross profit                                                 110.7               82.0              281.7           206.5

Selling, general and administrative                           37.1               27.8               95.9            86.9
Advertising and promotion                                     26.5               27.1               77.9            62.4
Amortization of goodwill and other intangibles                 2.7                2.2                7.6             6.6
Other (income) expenses, net                                  (0.7)               3.1                2.8             7.7
                                                            ------             ------             ------          ------

Income from operations                                        45.1               21.8               97.5            42.9

Interest expense                                               7.6                6.9               21.5            21.6
                                                            ------             ------             ------          ------

Income before income taxes                                    37.5               14.9               76.0            21.3

Income taxes                                                  16.4                7.3               33.0            10.2
                                                            ------             ------             ------          ------

Net income                                                    21.1                7.6               43.0            11.1

Preferred stock dividends                                      2.4                2.4                7.3             7.3
                                                            ------             ------             ------          ------

Income applicable to common shareholders                    $ 18.7             $  5.2             $ 35.7          $  3.8
                                                            ======             ======             ======          ======


Income per common share                                     $ 0.71             $ 0.26             $ 1.47          $ 0.20
                                                            ======             ======             ======          ======

Common shares used in per common
  share computation                                           29.9               29.4               29.3            19.1
                                                            ======             ======             ======          ======





See Notes to Consolidated Financial Statements

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in millions)



                                                                                       Nine Months Ended
                                                                                   --------------------------
                                                                                   June 28            June 29
                                                                                    1997               1996
                                                                                   -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $ 43.0            $ 11.1
   Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation and amortization                                                24.0              22.1
         Equity in income of unconsolidated business                                  (0.1)             (0.4)
         Postretirement benefits                                                       0.1               0.1
         Unusual charges, net                                                           --               6.7
         Net decrease in certain components of
             working capital                                                          27.3              30.3
         Net decrease in other assets and
             liabilities and other adjustments                                         4.1               6.4
                                                                                    ------            ------

                  Net cash provided by operating activities                           98.4              76.3
                                                                                    ------            ------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property, plant and equipment, net                                   (9.4)            (11.0)
   Acquisition                                                                       (47.1)               --
                                                                                    ------            ------

                  Net cash used in investing activities                              (56.5)            (11.0)
                                                                                    ------            ------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on term and other debt                                                      --              (0.3)
   Revolving lines of credit and bank line of credit, net                            (12.1)            (49.6)
   Purchase of Common Shares                                                            --              (4.2)
   Issuance of Common Shares                                                           1.3               7.4
   Deferred financing costs incurred                                                  (0.2)               --
   Dividends on preferred stock                                                       (7.3)             (7.3)
                                                                                    ------            ------

                  Net cash used in financing activities                              (18.3)            (54.0)
                                                                                    ------            ------

Effect of exchange rate changes on cash                                               (5.8)             (1.4)
                                                                                    ------            ------

Net increase in cash                                                                  17.8               9.9

Cash at beginning of period                                                           10.6               7.0
                                                                                    ------            ------

Cash at end of period                                                               $ 28.4            $ 16.9
                                                                                    ======            ======

SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid, net of amount capitalized                                         $ 16.3            $ 18.2
   Income taxes paid                                                                $ 16.3            $  3.8
   Business acquired:
       Fair value of assets acquired                                                 103.5
       Liabilities assumed                                                            45.3
       Net cost of acquisition                                                        58.2


See Notes to Consolidated Financial Statements

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (in millions)

                                     ASSETS

                                                                       June 28           June 29        September 30
                                                                         1997              1996             1996
                                                                       -------           -------        ------------
Current Assets:
   Cash                                                                 $ 28.4            $ 16.9            $ 10.6
   Accounts receivable, less allowances
     of $6.0, $5.2, and $4.1, respectively                               141.6             124.3             110.4
   Inventories                                                           152.6             157.5             148.8
   Prepaid and other assets                                               21.5              22.0              22.1
                                                                        ------            ------            ------
     Total current assets                                                344.1             320.7             291.9
                                                                        ------            ------            ------

Property, plant and equipment, net                                       135.6             143.3             139.5
Trademarks                                                                85.3              87.6              87.0
Other intangibles                                                         16.0              20.8              19.5
Goodwill                                                                 250.3             181.4             180.2
Other assets                                                               1.4              14.2              13.6
                                                                        ------            ------            ------

     Total Assets                                                       $832.7            $768.0            $731.7
                                                                        ======            ======            ======


                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Revolving credit line                                                $  1.6            $  1.8            $  2.0
   Current portion of term debt                                             --                --               0.2
   Accounts payable                                                       53.8              54.0              46.3
   Accrued liabilities                                                    70.6              47.1              42.6
   Accrued taxes                                                          37.3              26.1              19.7
                                                                        ------            ------            ------
     Total current liabilities                                           163.3             129.0             110.8
                                                                        ------            ------            ------

Term debt, less current portion                                          239.8             220.8             223.1
Postretirement benefits other than pensions                               27.3              27.3              27.2
Other liabilities                                                          5.9               5.1               6.3
                                                                        ------            ------            ------

     Total Liabilities                                                   436.3             382.2             367.4
                                                                        ------            ------            ------

Commitments and Contingencies

Shareholders' Equity:
   Class A Convertible Preferred Stock, no par value                     177.3             177.3             177.3
   Common Shares, $.01 stated value, issued 21.1
     shares in 1997 and 1996                                               0.2               0.2               0.2
   Capital in excess of par value                                        207.2             207.6             207.6
   Retained earnings                                                      56.1              36.4              20.4
   Cumulative foreign currency translation adjustments                    (2.3)              2.1               2.2
   Treasury stock, 2.4 shares on June 28, 1997,
     2.5 shares on September 30, 1996, and
     2.1 shares on June 29, 1996, at cost                                (42.1)            (37.8)            (43.4)
                                                                        ------            ------            ------
     Total Shareholders' Equity                                          396.4             385.8             364.3
                                                                        ------            ------            ------

     Total Liabilities and Shareholders' Equity                         $832.7            $768.0            $731.7
                                                                        ======            ======            ======

See Notes to Consolidated Financial Statements

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1.    ORGANIZATION AND BASIS OF PRESENTATION

      NATURE OF OPERATIONS

      The Scotts Company is engaged in the manufacture and sale of lawn care and garden products. The Company's major customers include mass merchandisers, home improvement centers, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, golf courses, professional sports stadiums, lawn and landscape service companies, commercial nurseries and greenhouses, and specialty crop growers. The Company's products are sold in the United States, Canada, the United Kingdom, continental Europe, Southeast Asia, the Middle East, Africa, Australia, New Zealand, and several Latin American countries. The Company's business is highly seasonal with 70% to 75% of sales occurring in the second and third fiscal quarters.

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

      The consolidated balance sheets as of June 28, 1997 and June 29, 1996, the related consolidated statements of operations for the three and nine month periods ended June 28, 1997 and June 29, 1996 and the related consolidated statements of cash flows for the nine month periods ended June 28, 1997 and June 29, 1996 are unaudited; however, in the opinion of management, such financial statements contain all adjustments necessary for the fair presentation of the Company's financial position and results of operations. Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the financial statements and accompanying notes in Scotts' fiscal 1996 Annual Report on Form 10-K.

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

      RECLASSIFICATION

      Certain reclassifications have been made to the prior year's financial statements to conform to fiscal 1997 classifications.

      ADVERTISING COSTS

      In the quarter ended March 29, 1997, the Company changed its method of accounting for advertising expenses in interim periods. The newly adopted method assigns anticipated advertising costs to interim periods based on projected sales of advertised product categories

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

      This change in interim accounting had the effect of increasing advertising expense for the first and second quarters of fiscal 1997 by $3.3 million and $4.6 million, respectively. Third quarter 1997 advertising expense decreased by $8.4 million. Net income for the first and second quarters of fiscal 1997 decreased by $1.9 million or $0.10 per share and $2.6 million or $0.09 per share, respectively. Net income for the third quarter increased $4.8 million or $0.16 per share. For the nine months ended June 28, 1997, advertising expense decreased by $0.5 million, resulting in an increase in net income of $0.3 million or $.01 per share.

      On a pro forma basis, assuming the new method of accounting for interim advertising had been applied to fiscal 1996, first and second quarter 1996 advertising expense would have increased $3.9 million and $2.0 million, respectively. Third quarter 1996 advertising expense would have decreased $7.4 million. Net income for the first and second quarters of fiscal 1996 would have decreased by $2.2 million or $0.12 per share and $1.2 million or $0.04 per share. Net income for the third quarter would have increased $4.2 million or $0.14 per share. For the nine months ended June 29, 1996, advertising expense would have decreased by $1.5 million, resulting in an increase in net income of $0.8 million or $0.03 per share.

2.    ACQUISITIONS

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

                                                          (in millions, except per share amounts)
                                                                     Nine Months Ended
                                                          ---------------------------------------
                                                            June 28                     June 29
                                                              1997                       1996
                                                            -------                     -------
       Net sales                                              $756.8                     $664.6
                                                              ======                     ======

       Net income                                             $ 42.8                     $  4.5
                                                              ======                     ======

       Income per common share                                $ 1.46                     $  .24
                                                              ======                     ======

      Pro forma primary net income per common share for the nine months ended is calculated using the weighted average common shares and common share equivalents outstanding at June 28, 1997 of 29.3 million and at June 29, 1996 of 19.1 million.

      The pro forma information provided does not purport to be indicative of actual results of operations if the Miracle Holdings acquisition had occurred as of October 1, 1995, and is not intended to be indicative of future results or trends.

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


3.    INVENTORIES
      (in millions)

      Inventories, net of provisions of $9.1, $6.8 and $8.7, consisted of:

                                           June 28                  June 29               September 30
                                             1997                     1996                    1996
                                           -------                  -------               ------------
       Finished Goods                       $102.9                   $ 51.3                  $ 96.7
       Raw Materials                          49.7                    106.2                    52.1
                                            ------                   ------                  ------

                                            $152.6                   $157.5                  $148.8
                                            ======                   ======                  ======

4.    LONG-TERM DEBT
      (in millions)

                                          June 28                  June 29               September 30
                                            1997                     1996                    1996
                                          -------                  -------               ------------
       Revolving Credit Line                $141.9                   $123.0                  $125.7
       9 7/8% Senior
           Subordinated Notes
           $100 million face
           amount due 2004                    99.4                     99.4                    99.4
       Capital lease
           obligations and other               0.1                      0.2                     0.2
                                            ------                   ------                  ------
                                             241.4                    222.6                   225.3
       Less current portions                   1.6                      1.8                     2.2
                                            ------                   ------                  ------

       Long-term debt                       $239.8                   $220.8                  $223.1
                                            ======                   ======                  ======

      Maturities of term debt for the next five calendar years are as follows:

      1997                            1.6
      1998                              0
      1999                              0
      2000                          139.8
      2001                              0
      Thereafter                    100.0

      On December 23, 1996, the Company entered into an amendment to the Fourth Amended and Restated Credit Agreement with Chase Manhattan Bank and various participating banks. The amendment provides, on an unsecured basis, up to $425 million to the Company, which represents an increase of $50 million to the revolving credit facility, and establishes a $100 million sub-tranche to be available in U.K. Pounds Sterling.

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

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


      Realized and unrealized foreign exchange gains and losses are recognized and offset foreign exchange gains or losses on the underlying exposures. Unrealized gains and losses that are designated and effective as hedges on such transactions are deferred and recognized in income in the same period as the hedged transactions.

      At June 28, 1997, the Company's European operations had foreign exchange risk in various European currencies tied to the Dutch Guilder. These currencies are the Belgian Franc, German Mark, Spanish Peseta, Italian Lire, French Franc, British Pound, Australian Dollar and U.S. Dollar. The Company's U.S. operations had foreign exchange rate risk in the Canadian Dollar, the Dutch Guilder and the British Pound which are tied to the U.S. Dollar.

6.    ACCOUNTING ISSUES

      In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," effective for financial statements for fiscal years beginning after December 15, 1995. SFAS No. 123 provides for, but does not require, a fair value method of accounting for stock-based compensation arrangements rather than the intrinsic value method previously required. Alternatively, entities that retain the intrinsic value method are required to disclose in the notes to the financial statements pro forma net income and earnings per share information as if the fair value method had been applied. The Company does not intend to adopt the fair value method of SFAS No. 123; therefore, this standard will not have a material effect on the Company's consolidated financial statements.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", each standard is effective for financial statements for fiscal years beginning after December 15, 1997.

      SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owners sources; it includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

      SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement defines business segments as components of an enterprise about which separate financial information is available and used internally for evaluating segment performance and decision making on resource allocations. SFAS No. 131 requires reporting a measure of segment profit or loss, certain specific revenue and expense items, and segment assets; and other reporting about geographic and customer matters.

      The Company is evaluating each of these recent pronouncements. Although additional disclosures may be required, they are not anticipated to have a material impact on the Company's currently reported statement of operations or its financial position.

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

7.    OTHER (INCOME) EXPENSES, NET
      (in millions)

      Other (income) expenses, net consisted of the following:

                                                      Three Months Ended                   Nine Months Ended
                                                    ----------------------               -------------------
                                                   June 28          June 29           June 28           June 29
                                                    1997              1996              1997              1996
                                                  --------          -------           -------           -------
       Foreign currency (gain) loss                $(0.2)            $ 0.1             $ 0.1             $ 0.6
       Royalty income                               (0.6)             (0.1)             (1.7)             (0.4)
       Asset valuation charges                        --               3.3               4.3               4.1
       Restructuring/severance                        --                --                --               4.5
       Equity in income of
           unconsolidated business                    --              (0.2)             (0.1)             (0.4)
       Other, net                                    0.1                --               0.2              (0.7)
                                                   -----             -----             -----             -----

       Total                                       $(0.7)            $ 3.1             $ 2.8             $ 7.7
                                                   =====             =====             =====             =====

8.    INCOME PER COMMON SHARE

      Income per common share is based on the weighted average number of common shares and common share equivalents (stock options, Class A Convertible Preferred Stock and warrants) outstanding each period.

      The following table presents information necessary to calculate income per common share.

                                                              (in millions, except per share amounts)
                                                      Three Months Ended                  Nine Months Ended
                                                  --------------------------          ------------------------
                                                   June 28          June 29           June 28          June 29
                                                    1997              1996              1997             1996
                                                  --------          --------          --------         -------
       Net income                                   $21.1            $ 7.6              $43.0            $11.1
       Class A Convertible Preferred
           Stock dividend                              na               na                 na              7.3
                                                    -----            -----              -----            -----
       Income used in
           income per common
           share calculation                        $21.1            $ 7.6              $43.0            $ 3.8
                                                    =====            =====              =====            =====

       Weighted average common
           shares outstanding during
           the period                                18.6             18.9               18.6             18.8
       Assuming conversion of Class A
           Convertible Preferred Stock               10.3             10.3               10.3               --
       Assuming exercise of warrants                  0.2               --                0.1               --
       Assuming exercise of options
           using the Treasury Stock
           Method                                     0.8              0.2                0.3              0.3
                                                    -----            -----              -----            -----

       Weighted average number of
           common shares outstanding
           as adjusted                               29.9             29.4               29.3             19.1
                                                    =====            =====              =====            =====

       Income per common
           share                                    $0.71            $0.26              $1.47            $0.20
                                                    =====            =====              =====            =====

      Fully diluted income per common share is considered to be the same as primary income per common share.

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS"). FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company plans to adopt FAS 128 in the first quarter of 1998 for the year ended September 30, 1998. If FAS 128 had been adopted at June 28, 1997, basic and diluted earnings per share would be:

                                                   Three Months Ended              Nine Months Ended
                                                -----------------------         -----------------------
                                                June 28         June 29         June 28         June 29
                                                  1997            1996            1997            1996
                                                --------        -------         -------         -------
       Basic earnings per share                   $1.01           $.27            $1.92           $.20
                                                  =====           ====            =====           ====
       Diluted earnings per share                 $ .71           $.26            $1.47           $.20
                                                  =====           ====            =====           ====

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

      HERSHBERGER
      In September 1991, the Company was identified by the Ohio Environmental Protection Agency (the "Ohio EPA") as a Potentially Responsible Party ("PRP") with respect to a site in Union County, Ohio (the "Hershberger site") that has allegedly been contaminated by hazardous substances whose transportation, treatment or disposal the Company allegedly arranged. Pursuant to a consent order with the Ohio EPA, the Company, together with four other PRP's identified to date, investigated the extent of contamination in the Hershberger site. The results of the investigation were that the site presents a low degree of risk and that the chemical compounds which contribute to the risk are not compounds used by the Company. However, as a result of the joint and several liability of PRP's, the Company may choose to participate in voluntary remediation efforts which might occur at the site. Management does not believe any such obligations would have a material adverse effect on the Company's results of operations or financial condition.

      LAFAYETTE
      In July 1990, the Philadelphia District of the U.S. Army Corps of Engineers directed that peat harvesting operations be discontinued at Hyponex's Lafayette, NJ facility, based on its contention that peat harvesting and related activities result in the "discharge of dredged or fill material into waters of the United States" and therefore require a permit under Section 404 of the Clean Water Act. In May 1992, the United States filed suit in the U.S. District Court for the District of New Jersey seeking a permanent injunction against such harvesting, and civil penalties in an unspecified amount. If the Corps' position is upheld, it is possible that further harvesting of peat from this facility would be prohibited; however, based on other market considerations, the Company might not resume harvesting from this facility in any event. The Company is defending this suit and is asserting a right to recover its economic losses resulting from the government's actions. The suit was placed in administrative suspense during 1996 in order to allow the Company and the government an opportunity to negotiate a settlement, and it remains suspended while the parties develop, exchange, and evaluate technical data. Management does not believe that the outcome of this case will have a material adverse effect on the Company's operations or its financial condition. Furthermore, management believes the Company has sufficient raw material supplied available such that service to customers will not be adversely affected by continued closure of this peat harvesting operation.

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


      FIFRA
      In January 1996, the United States Environmental Protection Agency (the "U.S. EPA") served a Complaint and Notice of Opportunity for Hearing upon Sierra's wholly-owned subsidiary, Scotts-Sierra Crop Protection Company ("Crop Protection"). The Complaint alleged labeling violations under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA") during 1992 and 1993 and proposed penalties totaling $785,000, the maximum allowable under FIFRA according to management's calculations. In February 1997, the U.S. EPA's Motion for Accelerated Decision was granted on the issue of liability, with the amount of the civil penalty to be resolved at hearing. Based upon Crop Protection's good faith compliance actions and U.S. EPA's policies regarding penalty reductions, management believes Crop Protection's liability in this action is substantially less than the maximum. The Company does not believe that the outcome of this proceeding will have a material adverse effect on its financial condition or results of operations.

      OHIO EPA
      The Company has been assessing and, as required, addressing certain environmental issues regarding the wastewater treatment plants currently operating at the Marysville facility. Specifically, it has been considering whether to upgrade the existing treatment plants or to undertake to tie the facility's wastewater system into the City of Marysville's municipal treatment system. Additionally, the Company has been assessing, under Ohio's new Voluntary Action Program ("VAP"), the possible remediation of several discontinued on-site waste disposal areas dating back to the early operations of its Marysville facility. To this end, in early July 1997, the Company submitted written documentation to the Ohio EPA, to demonstrate VAP eligibility compliance.

      In February 1997, the Company learned that the Ohio EPA was referring certain environmental matters relating to the Company's wastewater treatment plants and on-site disposal areas to the Ohio Attorney General's Office for possible enforcement action. Representatives from the Ohio EPA, the Ohio Attorney General's Office and the Company have subsequently met on several occasions to discuss resolution of these issues. As part of these ongoing discussions, in June 1997, the Company received draft Findings and Orders ("F&O") and communications from the Ohio EPA which elaborated on the subject of the referral to include, among other items: potential surface water violations relating to sediment contamination possibly impacting water quality; and potential contamination relating to the existence of former underground storage tanks. In addition, the draft F&O would require that the Company's Marysville site be subject to corrective action under the Resource Conservation Recovery Act ("RCRA"). The Company received a draft Consent Order from the Ohio Attorney General's Office in late July 1997 which reflects most of the issues contained in the draft F&O, including corrective action. The Company continues its discussions and is undertaking to negotiate an amicable resolution of these issues with the Ohio EPA and Attorney General over the course of the next several months. The Company also continues its ongoing efforts to address many of these issues under VAP.

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

RESULTS OF OPERATIONS

Before reviewing the details of the Company's third quarter and nine month results, the reader should keep in mind the following matters.

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

This change in interim accounting had the effect of increasing advertising expense for the first and second quarters of fiscal 1997 by $3.3 million and $4.6 million, respectively. Third quarter 1997 advertising expense decreased by $8.4 million. Net income for the first and second quarters of fiscal 1997 decreased by $1.9 million or $0.10 per share and $2.6 million or $0.09 per share, respectively. Net income for the third quarter increased $4.8 million or $0.16 per share. For the nine months ended June 28, 1997, advertising expense decreased by $0.5 million, resulting in an increase in net income of $0.3 million or $0.01 per share.

On a pro forma basis, assuming the new method of accounting for interim advertising had been applied to fiscal 1996, first and second quarter 1996 advertising expense would have increased $3.9 million and $2.0 million, respectively. Third quarter 1996 advertising expense would have decreased $7.4 million. Net income for the first and second quarters of fiscal 1996 would have decreased by $2.2 million or $0.12 per share and $1.2 million or $0.04 per share. Net income for the third quarter of 1996 would have increased $4.2 million or $0.14 per share. For the nine months ended June 29, 1996, advertising expense would have decreased by $1.5 million, resulting in an increase in net income of $0.8 million or $0.03 per share.

Effective with the second quarter of fiscal 1997, the Company has made the following changes in its financial statement presentation. First, the Company reclassified its statement of operations as follows:

(1) Distribution expense is included in cost of sales;
(2) Selling, general and administrative expenses are combined (including research and development); and
(3) Advertising and promotion expenses are shown separately.

Second, the business unit net sales breakdowns have been updated to include Canadian net sales as part of the North American business units in which they are managed. Canadian net sales had previously been disclosed as part of International. Annual Canadian net sales have been approximately $10.0 million or less historically.

The following table sets forth the components of income and expense for the third quarter and first nine months of fiscal 1997 and 1996 on a percentage-of-net sales basis:


                                Three Months Ended                       Nine Months Ended
                               --------------------      Period to      --------------------     Period to
                               June 28      June 29       Period        June 28      June 29      Period
                                1997          1996       % Change         1997         1996      % Change
                               ------       -------      ---------      -------      -------     ---------
Net sales                       100.0%       100.0%         20.6%        100.0%       100.0%        20.8%
Cost of sales                    63.0         66.9          13.5          62.2         66.5         12.9
                                -----        -----                       -----        -----

Gross profit                     37.0         33.1          35.0          37.8         33.5         36.4
Selling, general and
    administrative               12.4         11.2          33.5          12.9         14.1         10.4
Advertising and promotion         8.9         10.9          (2.2)         10.5         10.1         24.8
Amortization of goodwill
    and other intangibles         0.9          0.9          22.7           1.0          1.1         15.2
Other (income) expense           (0.3)         1.3            nm           0.3          1.3           nm
                                -----        -----                       -----        -----
Income from operations           15.1          8.8         106.9          13.1          6.9        127.3
Interest expense                  2.6          2.8          10.1           2.9          3.5         (0.5)
                                -----        -----                       -----        -----
Income before taxes              12.5          6.0         151.7          10.2          3.4        256.8
Income taxes                      5.4          2.9         124.7           4.4          1.6        223.5
                                -----        -----                       -----        -----
Net income                        7.1          3.1         177.6%          5.8          1.8        287.4%
Preferred stock dividends         0.8          1.0            nm           1.0          1.2           nm
                                -----        -----                       -----        -----
Income applicable to
    common shareholders           6.3%         2.1%           nm           4.8%         0.6%          nm
                                =====        =====                       =====        =====

The following table sets forth the sales by business unit for the third quarter and first nine months of fiscal 1997 and 1996 (in millions).

                                                         % Change v.                                  % Change v.
                                                        --------------        First Nine      -------------------------
                                 Q3          1996            1996           Months Fiscal      1996          1996
                                1997        Actual      As Adjusted(1)          1997          Actual     As Adjusted(1)
                                ----        ------      ---------------     -------------     ------     --------------
Consumer Lawns                 $ 77.3        33.5%           3.8%               $263.4         31.5%         6.3%
Consumer Gardens                 54.0        13.0                                120.3         12.3
Organics                         88.7         2.4                                159.2          0.9
                               ------                                           ------
Domestic Consumer               220.0        14.4            5.2                 542.9         16.7          5.9

Professional                     41.9         7.7                                110.1          6.9
International                    37.1       122.2            9.5                  92.4         89.0          7.7
                               ------                                           ------

Consolidated                   $299.0        20.6%           6.1%               $745.4         20.8%         6.3%
                               ======                                           ======

(1) The period-to-period sales change for Consumer Lawns is presented on an "adjusted" basis to give effect to management's estimate of the impact that the fiscal 1995 retailer "early purchase" incentives had on fiscal 1996 sales. This estimate is based on management's judgment as to how fiscal 1996 Consumer Lawns sales would have occurred if programs similar to the 1997 retailer selling programs had been in effect during fiscal 1996.

    The period-to-period sales change for International presented in the "1996 adjusted" column reflects the change in International Business Group sales if Miracle Holdings had been fully consolidated since October 1, 1995. Under this assumption, exchange rates had an immaterial net impact on year-to-year sales comparisons.

THREE MONTHS ENDED JUNE 28, 1997 VERSUS THE THREE MONTHS ENDED JUNE 29, 1996

Net sales for the three months ended June 28, 1997 totaled $299.0 million, an increase of $51.1 million or 20.6%. Management estimates that approximately $16.7 million (7.6%) of this increase was due to the 1995 Consumer Lawns retailer early purchase program that had the effect of depressing sales in the second and third quarters of fiscal 1996. The January 3, 1997 acquisition of the remaining two-thirds interest in Miracle Holdings (which owns Miracle Garden Care Limited, a manufacturer and distributor of lawn and garden products in the United Kingdom, herein after referred to as "MGC") increased third quarter sales by $20.0 million or 7.6%. The remaining 5.4% increase in third quarter 1997 sales was primarily attributable to aggregate business unit sales volume increases of 6.0%, partially offset by unfavorable exchange rate impacts. Including MGC sales on a pro forma basis from October 1, 1995 and adjusting for the Consumer Lawns 1995 early purchase program, management estimates the fiscal 1997 third quarter sales increase was approximately 6.1%.

Consumer Lawns Group net sales increased $19.4 million or 33.5% to $77.3 million, primarily as a result of volume increases. Management estimates that approximately $16.7 million (29.7%) of this quarterly sales increase is attributable to the discontinuance of the 1995 early purchase program that encouraged retailers to build their inventories well in advance of the second and third quarters of 1996. After adjusting for this program change, management estimates that the Consumer Lawns Group quarterly net sales increase was 3.8%. Consumer Gardens Group net sales increased $6.2 million or 13.0% to $54.0 million. Consumer Gardens Group net sales increased primarily as a result of volume, including the inclusion of grass seed into the Group's distribution network starting in fiscal 1997. Organics Business Group net sales increased $2.1 million or 2.4% to $88.7 million, in line with this group's focus on profitability, not revenues. Professional Business Group net sales increased $3.0 million or 7.7% to $41.9 million, as this Group's customers move more to just-in-time inventory management. International Business Group net sales increased $20.4 million or 122.2% to $37.1 million. MGC contributed $20.0 million of this net sales increase. Excluding the impact of MGC, International Business Group net sales increased $0.4 million or 2.5%, with a volume increase of approximately 9.6% largely offset by unfavorable exchange rate movements that resulted in a 7.1% quarter-to-quarter reduction in International net sales after translation to U.S. dollars. Including MGC on a pro forma basis from October 1, 1995, International group net sales for the third quarter of fiscal 1997 would have increased $3.2 million or 9.5%, and exchange rate fluctuations would have had an immaterial impact on year-to-year comparisons.

Cost of sales were 63.0% of net sales for the three months ended June 28, 1997, a 3.9 percentage point improvement compared to 66.9% in the same period of the prior year. This improvement is attributable to the discontinuance of promotional programs to drive out-of-season sales, the discontinuance of lower margin professional and consumer products, and manufacturing and distribution efficiencies.

Operating expenses increased $5.4 million or 9.0% to $65.6 million. Operating expenses were 21.9% of net sales compared to 24.3% in the prior year.

Selling, general and administrative expenses increased $9.3 million or 33.5% to $37.1 million. This increase reflects the inclusion of MGC ($3.2 million) for the first time, increased salesforce and general management incentives, and increased emphasis on in-store merchandising, partially offset by cost savings generated by restructuring efforts in 1996. As a percentage of net sales, selling, general and administrative expenses increased from 11.2% to 12.4%.

Advertising and promotion expenses decreased by $0.6 million or 2.2% to $26.5 million. As a percentage of net sales, advertising and promotion expenses decreased to 8.9% from 10.9%. Adjusting advertising and promotion in the third quarter of 1996 for the change in interim accounting for advertising previously discussed, third quarter 1997 advertising and promotion expense increased $6.8 million or 34.5%. After adjusting for the change in accounting for advertising in interim periods, third quarter 1997 advertising and promotion expenses increased due to higher media advertising ($2.6 million), higher trade promotions and cooperative advertising ($1.6 million) and the inclusion of MGC in 1997 ($2.6 million).

Amortization of goodwill and other intangibles increased as a result of the inclusion of MGC.

Other (income) expense, net for the third quarter of 1997 is principally comprised of royalty income from new and ongoing agreements that license the use of the Scotts(R) logo. The third quarter of 1996 included $3.3 million asset valuation adjustments.

Primarily as a result of higher sales volumes, improved manufacturing and distribution efficiencies, other cost improvements and a quarterly expense shift resulting from the change in accounting for advertising in interim periods, income from operations increased by $23.3 million or 106.9% to $45.1 million. Income from operations increased to 15.1% from 8.8% on a percentage of sales basis.

Interest expense increased $0.7 million or 10.1%. Excluding the impact of MGC related borrowings, interest expense decreased by approximately $0.8 million or 11.6%, principally due to a $74.6 million reduction in average borrowings for the third quarter compared to the same period last year. MGC related interest expense was approximately $1.5 million for the quarter, reflecting both acquisition debt and seasonal working capital requirements.

The Company's effective tax rate was 43.7% compared to 49.0% in the prior year.

During the third quarter of fiscal 1997, the Company reported net income of $21.1 million or $0.71 per common share compared with prior year net income of $7.6 million or $0.26 per common share. The quarterly improvement reflects the positive impact of the change in retailer selling programs for the Consumer Lawns group. Other favorable factors influencing this quarter's results of operations include sales volume increases, improved manufacturing and distribution efficiencies, ongoing cost control efforts, lower average borrowings and the full consolidation of MGC's results.

NINE MONTHS ENDED JUNE 28, 1997 VERSUS NINE MONTHS ENDED JUNE 29, 1996

Net sales for the nine months ended June 28, 1997 totaled $745.4 million, an increase of $128.3 million or 20.8%. Management estimates that approximately $47.5 million (8.6%) of this increase was due to the 1995 Consumer Lawns retailer early purchase program that had the effect of depressing sales in the second and third quarters of 1996. The January 3, 1997 acquisition of the remaining two-thirds interest in MGC increased net sales of the nine months by $41.3 million or 6.7%. The remaining 5.5% increase in net sales for the first nine months of fiscal 1997 was primarily attributable to aggregate business unit sales volume increases of 5.9%, partially offset by unfavorable exchange rate movements. Including MGC sales on a pro forma basis from October 1, 1995 and adjusting for the Consumer Lawns 1995 early purchase program, management estimates sales for the nine months ended June 28, 1997 increased approximately 6.3%.

Consumer Lawns Group net sales increased $63.1 million or 31.5% to $263.4 million, primarily as a result of volume increases. Management estimates that approximately $47.5 million (25.2%) of this nine month sales increase is attributable to the discontinuance of the 1995 early purchase program. After adjusting for this program change, management estimates that the Consumer Lawns Group nine month net sales increase was 6.3%. Consumer Gardens Group net sales increased $13.2 million or 12.3% to $120.3 million. Consumer Gardens Group net sales increased primarily as a result of volume, including the inclusion of grass seed into their distribution network starting in fiscal 1997. Organics Business Group net sales increased $1.4 million or 0.9% to $159.2 million, in line with this Group's focus on profitability, not revenues. Professional Business Group net sales increased $7.1 million or 6.9% to $110.1 million, as this Group's customers move more to just-in-time inventory management. International Business Group net sales increased $43.5 million or 89.0% to $92.4 million. MGC contributed $41.3 million of this net sales increase. Excluding the impact of MGC, International Business Group net sales increased $2.2 million or 4.5%, with volumes up approximately 9.8%, largely offset by unfavorable exchange rate movements that resulted in a 5.3% year-to-date reduction in International group net sales after translation to U.S. dollars. Including MGC on a pro forma basis, from October 1, 1995,

International sales for the first nine months of fiscal 1997 would have increased $7.4 million or 7.7%, and exchange rate fluctuations would have had an immaterial impact on year-to-date comparisons.

Cost of sales were 62.2% of net sales for the nine months ended June 28, 1997, a 4.3 percentage point improvement compared to 66.5% in the same period of the prior year. This improvement is attributable to the discontinuance of promotional programs to drive out-of-season sales, the discontinuance of lower margin professional and consumer products, and manufacturing and distribution efficiencies.

Operating expenses increased $20.6 million or 12.6% to $184.2 million. Operating expenses were 24.7% of net sales compared to 26.6% in the prior year.

Selling, general and administrative expenses increased $9.0 million or 10.4% to $95.9 million. This increase reflects the inclusion of MGC ($5.0 million) for the first time, increased salesforce and general management incentives, and increased emphasis on in-store merchandising, partially offset by cost savings generated by restructuring efforts in 1996. As a percentage of sales, selling, general and administrative expenses decreased from 14.1% to 12.9%.

Advertising and promotion expenses increased by $15.5 million or 24.8% to $77.9 million. As a percentage of net sales, advertising and promotion expenses increased to 10.5% from 10.1%. Adjusting the first nine months of fiscal 1996 for the change in accounting for advertising in interim periods, advertising and promotion costs for the first nine months of 1997 increased $17.0 million or 27.9%. After adjusting for this change in interim period accounting, advertising and promotion expenses for the first nine months of fiscal 1997 increased due to higher media advertising ($7.1 million), higher trade promotions and cooperative advertising ($4.1 million) and the inclusion of MGC in 1997 ($5.7 million). The Company believes retailer promotions and cooperative advertising are an integral part of the consumer lawn and garden business, but to a lesser extent than that practiced in prior years.

Amortization of goodwill and other intangibles increased as a result of the inclusion of MGC.

Other (income) expense, net for the first nine months of 1997 includes approximately $4.3 million of charges related to various productive assets which are pending sale or whose values are impaired as a result of changes in management plans and business conditions. These charges were partially offset by royalty income from new and ongoing agreements that license the use of the Scotts(R) logo. The first nine months of fiscal 1996 included $4.5 million of severance charges and $0.8 million of asset valuation adjustments.

Primarily as a result of higher sales volumes, improved manufacturing and distribution efficiencies, and other cost improvements, income from operations increased by $54.6 million or 127.3% to $97.5 million. Income from operations increased to 13.1% from 6.9% on a percentage of sales basis.

Interest expense decreased $0.1 million or 0.5% for the nine months ended June 28, 1997. Excluding MGC related borrowings, interest expense decreased by approximately $3.1 million or 14.8%, principally due to a $69.9 million reduction in average borrowings for the first nine months compared to the same period last year. MGC related interest expense was approximately $3.0 million, reflecting both acquisition debt and seasonal working capital requirements.

The Company's effective tax rate was 43.4% compared to 47.9% in the prior year.

During the first nine months of fiscal 1997, the Company reported net income of $43.0 million or $1.47 per common share compared with prior year net income of $11.1 million or $0.20 per common share. The year-to-date improvement reflects the positive impact of the change in retailer selling programs for the Consumer Lawns Group. Other favorable factors influencing year-to-date results of operations include sales volume increases, improved manufacturing and distribution efficiencies, ongoing cost control efforts, lower average borrowings and full consolidation of MGC's results.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $98.4 million for the nine month period ended June 28, 1997 compared to $76.3 million in the prior year. The seasonal nature of the Company's operations results in a significant increase in working capital (primarily inventory and accounts receivable) during the first and second fiscal quarters. The third fiscal quarter is a significant period for collecting accounts receivable. The higher level of cash generated by operating activities for the first nine months of 1997 is principally due to higher net income and improved working capital management.

Cash used in investing activities totaled $56.5 million compared to $11.0 million in the prior year. This increase is attributable to the acquisition of the remaining two-thirds interest in MGC for approximately $47.1 million effective January 3, 1997. The Company estimates that fiscal 1997 capital investments will be $25.0 million to $28.0 million compared to $18.2 million in fiscal 1996. These capital investments will be financed with cash provided by operations and utilization of available credit facilities. The largest project will be an approximately $9.0 million expansion of the Company's Marysville distribution facility, estimated to generate annual distribution expense savings of at least $1.5 million beginning in fiscal 1998. The Company's Fourth Amended and Restated Credit Agreement (the "Credit Agreement") restricts annual capital investments to $50.0 million.

Financing activities used $18.3 million for the nine month period ended June 28, 1997 compared to $54.0 million in the prior year. Financing activities are principally supported by the Company's Credit Agreement. The lower level of debt repayment in the first nine months of fiscal 1997 compared to the prior year is primarily a result of the MGC transaction, partially offset by lower capital investment.

Total debt increased by $16.1 million compared with debt at September 30, 1996 and increased by $18.8 million compared with total debt at June 29, 1996. The increase in both comparisons is attributable to borrowings associated with the MGC acquisition, offset by cash provided by operating activities.

Shareholders' equity as of June 28, 1997 was $396.4 million, a $32.1 million increase compared to September 30, 1996 and a $10.6 million increase compared to June 29, 1996. The increase compared to September 30, 1996 was due to the net income of $43.0 million, Convertible Preferred Stock dividends of $7.3 million, an unfavorable change in the cumulative foreign currency adjustment of $4.5 million and net treasury stock activity of $0.9 million. The increase compared to June 29, 1996 was due to the net income for the twelve month period ended June 28, 1997 of $29.5 million offset by Convertible Preferred Stock dividends of $9.8 million, net treasury stock purchases of $4.7 million and an unfavorable change in the cumulative foreign currency adjustment of $4.4 million.

The primary sources of liquidity for the Company are funds generated by operations and borrowings under the Company's Credit Agreement. The Credit Agreement was last amended in December 1996. The most recent amendment provides for an increase in the available line-of-credit from $375 million to $425 million, and provides that up to the equivalent of $100 million of the available credit may be borrowed in U.K. Pounds Sterling.

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

Realized and unrealized foreign exchange gains and losses are recognized and offset foreign exchange gains or losses on the underlying exposures. Unrealized gains and losses that are designated and effective as hedges on such transactions are deferred and recognized in income in the same period as the hedged transactions.
                                    Page 18

As of June 28, 1997, the Company's European operations had foreign exchange risk in various European currencies tied to the Dutch Guilder. These currencies include the Belgian Franc, German Mark, Spanish Peseta, French Franc, British Pound, Italian Lire, and the Australian Dollar and U.S. Dollar. The Company's U.S. operations had foreign exchange rate risk in the Canadian Dollar, Dutch Guilder and the British Pound which are tied to the U.S. Dollar.

In the opinion of the Company's management, cash flows from operations and capital resources will be sufficient to meet debt service and working capital needs during the remainder of fiscal 1997.

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS"). FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company plans to adopt FAS 128 in the first quarter of 1998 for the year ended September 30, 1998. If FAS 128 had been adopted at June 28, 1997, basic and diluted earnings per share would be:

                                                 Three Months Ended                Nine Months Ended
                                               ----------------------            -------------------
                                               June 28         June 29          June 28         June 29
                                                1997             1996            1997             1996
                                              --------         --------        --------         ------
Basic earnings per share                        $1.01            $.27            $1.92           $.20
                                                =====            ====            =====           ====
Diluted earnings per share                      $ .71            $.26            $1.47           $.20
                                                =====            ====            =====           ====

                                    Page 19

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", each standard is effective for financial statements for fiscal years beginning after December 15, 1997.

SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owners sources; it includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement defines business segments as components of an enterprise about which separate financial information is available and used internally for evaluating segment performance and decision making on resource allocations. SFAS No. 131 requires reporting a measure of segment profit or loss, certain specific revenue and expense items, and segment assets; and other reporting about geographic and customer matters.

The Company is evaluating each of these recent pronouncements and has not yet determined the ultimate impact of these pronouncements on its future financial statements.

OUTLOOK FOR THE REMAINDER OF 1997

Looking forward to the final three months of fiscal 1997, management expects to maintain the return to profitability demonstrated in the first nine months of the year, although the fourth quarter is anticipated to generate a small net loss. The primary factors contributing to 1997's improvement over 1996 include the discontinuance of the Consumer Lawns Group's retailer early purchase program; alignment of the business groups to provide better focus on, and accountability for performance; the positive impacts of fiscal 1996 restructuring efforts; and positive cash flow from operations, which has reduced average borrowings and interest expense (before the impact on borrowings related to the MGC transaction).

As noted in previous reports, the Consumer Lawns Group's marketing strategy has been refocused on consumer directed, "pull" advertising and less on retailer directed, "push" promotional programs heavily relied upon in recent years. Management believes results for the first nine months of fiscal 1997 indicate general marketplace acceptance of this strategy. However, weather conditions in North America and in Northern Europe have a significant impact on the quarterly timing of sales of the Company's products, especially in the spring selling season. After adjustment for the 1995 early purchase program, the Company has historically generated 66% to 68% of its annual revenues in its second and third fiscal quarters. Management expects this relationship to be in the range of 70% to 75% for 1997 reflecting the change in the Consumer Lawns marketing and promotional programs, and the trend in both its consumer and professional markets toward "just-in-time" product purchasing.

Management expects to maintain the improvement in gross profit margins over 1996 as a result of the recovery of the relatively higher margin consumer lawns business, higher volumes increasing manufacturing and distribution efficiencies, and the discontinuance of certain lower margin products. In the last quarter of 1997, the Company plans to change over to plastic packaging for its key consumer lawns products and update the technology of one of its key manufacturing lines. These planned changes, along with the general direction toward simplifying its product lines, may put temporary downward pressure on gross profit margins during the transition period as new processes start up and old products are phased out.

The Company expects a lower effective tax rate in 1997 in the range of 43% to 44%, principally as a result of the anticipated return to profitability.

The Company has made and will make certain forward-looking statements in this quarterly report and in other contexts regarding future economic performance and finances, plans and objectives of management, among others. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appear together with such statements. The following factors, however, in addition to other possible factors not listed, could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include weather conditions in North America and in Northern Europe which have a significant impact on timing of sales in the spring selling season and overall annual sales; continued marketplace acceptance of the Company's Consumer Lawns and Consumer Gardens Groups' "pull" advertising marketing strategies, especially in the Consumer Lawn's Group which refocused its general marketing strategy beginning in fiscal 1996; competition among lawn and garden product producers supplying the consumer and professional markets, both domestically and internationally; competition between retail outlets selling lawn and garden products produced by the Company; public perceptions regarding the safety of products produced and supplied by the Company; continued changes in economic conditions; risks inherent in international development; and other factors set forth in the Company's letters to shareholders and analysts, press releases and filings with the Securities and Exchange Commission.

                          Part II - OTHER INFORMATION


Item 1.  Legal Proceedings

      The Company has been assessing and, as required, addressing certain environmental issues regarding the wastewater treatment plants currently operating at the Marysville facility. Specifically, it has been considering whether to upgrade the existing treatment plants or to undertake to tie the facility's wastewater system into the City of Marysville's municipal treatment system. Additionally, the Company has been assessing, under Ohio's new Voluntary Action Program ("VAP"), the possible remediation of several discontinued on-site waste disposal areas dating back to the early operations of its Marysville facility. To this end, in early July 1997, the Company submitted written documentation to the Ohio EPA, to demonstrate VAP eligibility compliance.

      In February 1997, the Company learned that the Ohio EPA was referring certain environmental matters relating to the Company's wastewater treatment plants and on-site disposal areas to the Ohio Attorney General's Office for possible enforcement action. Representatives from the Ohio EPA, the Ohio Attorney General's Office and the Company have subsequently met on several occasions to discuss resolution of these issues. As part of these ongoing discussions, in June 1997, the Company received draft Findings and Orders ("F&O") and communications from the Ohio EPA which elaborated on the subject of the referral to include, among other items: potential surface water violations relating to sediment contamination possibly impacting water quality; and potential contamination relating to the existence of former underground storage tanks. In addition, the draft F&O would require that the Company's Marysville site be subject to corrective action under the Resource Conservation Recovery Act ("RCRA"). The Company received a draft Consent Order from the Ohio Attorney General's Office in late July 1997 which reflects most of the issues contained in the draft F&O, including corrective action. The Company continues its discussions and is undertaking to negotiate an amicable resolution of these issues with the Ohio EPA and Attorney General over the course of the next several months. The Company also continues its ongoing efforts to address many of these issues under VAP.

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

      (b) No reports on Form 8-K were filed during the fiscal quarter ended June 28, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                THE SCOTTS COMPANY


Date                                            /s/ Jean H.  Mordo
    -------------------------                   -------------------------------
                                                Executive Vice President
                                                Chief Financial Officer
                                                Principal Accounting Officer

                               THE SCOTTS COMPANY

                       QUARTERLY REPORT ON FORM 10-Q FOR
                       FISCAL QUARTER ENDED June 28, 1997


                                 EXHIBIT INDEX


  Exhibit                                                                             Page
   Number                         Description                                        Number
  -------                         -----------                                        ------
     27                      Financial Data Schedule                                   24