Form 10-K
period 1997-09-30
SCOTTS COMPANY
filed 1997-12-19
CIK 825542

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K
(Mark One)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

     For the fiscal year ended September 30, 1997

                                       OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

Commission file number 1-11593

                               THE SCOTTS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                            OHIO                                          31-1199481
-----------------------------------------------------------------------------------------------
      (State or other jurisdiction of incorporation or          (I.R.S. Employer Identification
                         organization)                                       No.)

           14111 SCOTTSLAWN ROAD, MARYSVILLE, OHIO                           43041
-----------------------------------------------------------------------------------------------
          (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:      937-644-0011

Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------     ---------------------------------------------
9 7/8% Senior Subordinated Notes due August                  New York Stock Exchange
  1, 2004

Common Shares, Without Par Value (18,676,480                 New York Stock Exchange
  Common Shares outstanding at December 1,
  1997)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 1, 1997 was $540,612,452.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE PROXY STATEMENT FOR REGISTRANT'S 1998 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD FEBRUARY 18, 1998, ARE INCORPORATED BY REFERENCE INTO
PART III HEREOF.

                                     PART I

     Dollars are in millions in this Form 10-K except per share data and except where indicated otherwise.

ITEM 1. BUSINESS

     The Scotts Company ("Scotts"), through its wholly-owned subsidiaries, Hyponex Corporation ("Hyponex"), Scotts-Sierra Horticultural Products Company ("Sierra"), Republic Tool and Manufacturing Corp. ("Republic"), Scotts' Miracle-Gro Products, Inc. ("Scotts' Miracle-Gro"), Miracle Holdings Limited ("Miracle Holdings") and their respective subsidiaries (collectively, the "Company"), is one of the oldest and most widely recognized manufacturers of products used to grow and maintain landscapes: lawns, gardens and golf courses. The Company's Scotts(R) and Turf Builder(R) (for consumer lawn care), Miracle-Gro(R) and Miracid(R) (for consumer garden care) and Osmocote(R) (for professional horticulture) brands command market-leading shares more than double those of the next ranked competitors, in the referenced consumer or professional subgroup. The Company's long history of technical innovation, its reputation for quality and service and its marketing tailored to the needs of do-it-yourselfers and professionals have enabled the Company to maintain leadership in its markets while delivering consistent growth in the Company's net sales. Do-it-yourselfers and professionals purchase through different distribution channels and have different information and product needs. Accordingly, the Company has historically had two business groups, Consumer and Professional, to serve its domestic markets, as well as an International Group to serve its markets outside of North America. In fiscal 1997, the Company reorganized into six business groups comprised of Consumer Lawns, Consumer Gardens and Consumer Organics (together, the "Consumer Business Group"), the Professional Business Group, the International Business Group, and an Operations Group.

CONSUMER BUSINESS GROUP

PRODUCTS

     The Company's consumer products include: lawn fertilizers, lawn fertilizer combination products and lawn control products, garden tools, walk-behind and riding mowers, grass seed, lawn spreaders and lawn and garden carts; garden and indoor plant care products; potting soils and other organics products.

     CONSUMER LAWNS PRODUCTS. Among the Company's most important consumer products are lawn fertilizers, such as Scotts Turf Builder(R), and lawn fertilizer combination products, such as Scotts Turf Builder(R) with Plus 2(TM) Weed Control and Scotts Turf Builder(R) with Halts(R) Crabgrass Preventer. Typically, these are patented, homogeneous, controlled-release products which provide complete controlled feeding for consumers' lawns for up to two months without the risk of damage to the lawn presented by less expensive controlled- and non-controlled-release products. Some of the Company's products are specially formulated for geographical differences and some, such as Bonus(R) S (to control weeds in Southern grasses), are distributed to limited areas. Lawn control products prevent or control lawn problems, and include products such as Scotts(R) Halts(R) Crabgrass Preventer, Scotts(R) Lawn Fungus Control, Scotts(R) Moss Control Granules, Scotts(R) Diazinon Lawn Insect Control and GrubEx(R) Season Long Grub Control. The Company's lawn fertilizers, combination products and control products are sold in dry, granular form.
     Management estimates that in fiscal 1997, the Company's share of the U.S. do-it-yourself consumer lawn chemicals products market was approximately 53%, more than double that of the second leading brand.
     The Company sells numerous varieties and blends of high quality grass seed, many of them proprietary, designed for different uses and geographies. Management estimates that the Company's share of the U.S. consumer grass seed market (includes PatchMaster(R) products) was approximately 35% in fiscal 1997.
     Because the Company's granular lawn care products perform best when applied evenly and accurately, the Company sells a line of spreaders specifically manufactured and developed for use with its products. For fiscal 1997, this line included the SpeedyGreen(R) and EasyGreen(R) rotary spreaders, the PrecisionGreen(R), EvenGreen(R) and AccuGreen(R) drop spreaders, and the HandyGreen(R) II hand-held rotary spreader, all marketed under the Scotts(R) brand name. For fiscal 1998, the line will consist of three sizes of SpeedyGreen(R) rotary spreaders, three sizes of AccuGreen(R) drop spreaders and the HandyGreen(R) II, all marketed under the Scotts(R) brand name.
     Management estimates that the Company's share of the U.S. market for lawn spreaders and lawn and garden carts was approximately 46% in fiscal 1997.
     The Company has a licensing agreement in place with Union Tools, Inc. ("Union") under which Union, in return for the payment of royalties, is granted the right to produce and market a line of garden tools bearing the Scotts(R) trademark. The Company also is a party to a licensing agreement with American Lawn Mower Company ("American") under which American, in return for the payment of royalties, is granted the right to produce and market a line of push-type walk-behind lawn mowers bearing the Scotts(R) trademark. Also, the Company is a party to a licensing

                                      ----
agreement with The Home Depot and Murray, Inc. under which, in return for the payment of royalties, that retailer markets a line of motorized walk-behind and riding lawnmowers bearing the Scotts(R)trademark, with the mowers currently manufactured by Murray, Inc. These mowers are sold exclusively through The Home Depot retail stores. In management's estimation, the Company did not have a material share of the markets for these products in fiscal 1997.

     CONSUMER GARDENS PRODUCTS. The Company sells a complete line of water-soluble fertilizers under the Miracle-Gro(R) brand name. These products are primarily used for garden fertilizer application. The Company also produces and sells a line of boxed Scotts(R) Plant Foods, garden and landscape fertilizers, Osmocote(R) controlled-release garden fertilizers, and hose-end feeders.
     Scotts' Miracle-Gro markets and distributes the country's leading line of water-soluble plant foods. These products are designed to be dissolved in water, creating a dilute nutrient solution which is poured over plants or sprayed through an applicator and rapidly absorbed by their roots and leaves.
     Miracle-Gro(R) All-Purpose Water-Soluble Plant Food is the leading product in the Miracle-Gro(R) line. Other water-soluble plant foods in the product line include Miracid(R) for acid loving plants, Miracle-Gro(R) for Roses, Miracle-Gro(R) for Tomatoes and Miracle-Gro(R) for Lawns. Scotts' Miracle-Gro also sells a line of hose-end applicators for water-soluble plant foods, through the Miracle-Gro No-Clog Garden and Lawn Feeder line, which allow consumers to apply water-soluble fertilizers to large areas quickly and easily with no mixing or measuring required. Scotts' Miracle-Gro also markets a line of products for houseplant use including Liquid Miracle-Gro(R), African Violet Food, Plant Food Spikes, Leaf Shine and Orchid Food.
     Management estimates that in fiscal 1997, the Company's share of the garden fertilizer segment was 51%, and its share of the indoor plant foods market was approximately 33%.

     CONSUMER ORGANICS PRODUCTS. The Company sells a complete line of organics products for indoor and outdoor uses under the Hyponex(R), Scotts(R), Peters Professional(R) and other labels. These products include retail potting soils, topsoil, humus, peat, manures, soil conditioners, barks and mulches. These products are primarily regionally formulated to respond to varying consumer expectations and to utilize the suitable but varying raw materials available in different areas of the country.
     Management estimates that during fiscal 1997, it had approximately a 24% market share of the consumer large-bag outdoor landscaping product market, and approximately a 39% market share of the consumer potting soil market.

CONSUMER BUSINESS GROUP STRATEGY

     The Company believes that it has achieved its leading position in the do-it-yourself lawn care and garden markets on the basis of its strong marketing programs, its sophisticated technology, the superior quality and value of its products, and the service it provides its customers. The Company seeks to maintain and expand its market position by emphasizing these qualities and taking advantage of the name and reputation of its many strong brands such as Scotts(R), Miracle-Gro(R) and Hyponex(R). Through its Scotts(R), Hyponex(R), Miracle-Gro(R) and Peters(R) labels, the Company has also focused on increasing sales of its higher margin organics products such as potting soils.
     The Company is the market leader in the lawn, garden and organics sections of the growing lawn and garden market. United States population trends indicate that the consumer segment age of 40 and older, who represent the largest group of lawn and garden product users, will grow by 28% from 1996 to 2010, a growth rate more than twice that of the total population.
     Drawing upon its strong research and development capabilities, the Company intends to continue to develop and introduce new and innovative lawn and garden products. The Company believes that its ability to introduce successful new consumer products has been a key element in the Company's growth. New consumer products in recent years include: AccuGreen(R) and SpeedyGreen(R) spreaders (fiscal 1994), which are shipped and sold fully assembled; Scotts(R) planting soils (fiscal 1994), a line of ready-to-use, value-added soils which help simplify the do-it-yourself gardener's task and deliver superior growing performance; YardAll(R)(fiscal 1995), an extra-large lawn and garden cart; Miracle-Gro(R) Quick Start (fiscal 1996), a liquid starter solution for newly planted or young plants; GrubEx(R) (fiscal 1996), providing season-long lawn protection against grubs; the redesigned HandyGreen(R) II (fiscal 1996), a hand-held rotary spreader with an arm support; two new grass seed products, Mirage(TM) and Spring-Up(R) (fiscal 1996), grass seed blends for rapid seeding in the Spring; and Scotts(R) potting soils and a complete line of indoor soil amendments (fiscal 1997) such as vermiculite, perlite and charcoal in resealable stand-up bags. In fiscal 1998, the Company plans to introduce: the No-Clog-4 in 1(TM), which allows for sprinkler feeding of fertilizer for gardens and lawns; the Scotts(R) Master Collection(TM), a line of timed-release garden fertilizers; a new line of Miracle-Gro(R) potting mix and soil amendment products; and an expanded assortment of professional nursery quality potting mixes for consumers under the Scotts Pro Gro(R) and Miracle-Gro(R)brands.

                                      ----

     The Company also seeks to capitalize upon the competitive advantages stemming from its position as the leading nationwide supplier of a full line of consumer lawn and garden products. The Company believes that this gives it an advantage in selling to retailers, who value the efficiency of dealing with a limited number of suppliers.
     The Company continues to utilize Hyponex's composting expertise by maintaining agreements with municipalities and waste haulers to compost yard waste. The Company has 12 compost facilities. In addition to receiving service fees, the Company substitutes the resulting compost for a portion of the raw materials in Hyponex and other Company products.

MARKETING AND PROMOTION

     Consumer Lawns products are sold by a 79-person direct sales force to headquarters of national, regional and local chains. This sales force, most of whom have college degrees and prior sales experience, also recruits and supervises approximately 250 seasonal part-time merchandisers and in-store weekend counselors, in connection with the Company's increased emphasis on in-store retail merchandising of lawn and garden products, a strategy the Company intends to continue for fiscal 1998. The Consumer Lawns Group also employs distributors on a selective basis. Most retail sales of the Company's lawn products occur on weekends during the Spring and Fall. In recent years, the percentage of this Group's sales to home improvement centers has increased.
     Consumer Garden products are sold by a 14-person sales force to a network of hardware and lawn and garden wholesale distributors, with certain sales made directly to some retailers. The Consumer Organics Group utilizes a 13-person direct sales force to cover the headquarters of national and regional chains, local accounts of significant size and distributors who sell to smaller accounts. The Consumer Organics Group's sales force hires and directs a network of outside merchandising service companies to provide seasonal in-store retail merchandising and re-order support on a national basis. The percentage of Consumer Business Group sales to mass merchandisers, warehouse-type clubs and large buying groups continues to increase as a percentage of sales. The top ten accounts (which include two buying groups of independent retailers) represented 70% of the Consumer Business Group sales in fiscal 1996 and 73% in fiscal 1997.
     The Consumer Lawns Group continues to support independent retailers with a special line of products, marketed under the Lawn Pro(R) name. These products include the 4-Step(TM) program, introduced in 1984, which encourages consumers to purchase four products at one time (fertilizer plus crabgrass preventer, fertilizer plus weed control, fertilizer plus insect control and a special fertilizer for Fall application). The Company promotes the 4-Step(TM) program as providing consumers with all their annual lawn care needs for, on average, less than one-third of what a lawn care service would cost. The Company believes the Lawn Pro(R) program has helped the Company to grow its business with independent retailers while they face increasing competition from mass merchandisers and home improvement centers.
     The Company supports its sales efforts with extensive advertising and promotional programs. Because of the importance of the Spring sales season in the marketing of consumer lawn, garden and organics products, the Company focuses advertising and promotional efforts on this period. Through advertising and other promotional efforts, the Company encourages consumers to make the bulk of their lawn, garden and organics purchases in the early months of Spring in order to moderate the risk to its consumer sales which may result from bad weekend weather. During fiscal 1997, the Consumer Lawns Group initiated a radio and television advertising program in order to build consumer product usage in the Fall, a recommended time to plant grass seed and plants. The Consumer Lawns Group also promotes a Turf Builder(R) annual program for home centers and mass merchandisers. This program encourages consumers to purchase their entire year's supply of Turf Builder(R) products in early Spring, for application in the early Spring, late Spring, Summer and Fall. The Consumer Organics Group uses a consumer rebate program for selected Hyponex(R) products to encourage early and multiple purchases in the Spring.
     In fiscal 1995, the Company introduced a promotional allowance to retailers designed to provide retailers with the ability to customize and differentiate promotions of Scotts(R) lawn and organics products. Also in fiscal 1995, the Company expanded a marketing program which provided incentives to retailers to purchase a portion of their 1995 calendar fourth quarter and 1996 lawn fertilizer product requirements early. The Company and retailers have viewed these types of programs as important to the production, distribution and marketing of these seasonal products.
     In fiscal 1996, the Company replaced pre-season incentive programs to retailers with more efficient promotional allowances, increased consumer media advertising and in-store merchandising support as part of the Company's "pull" advertising strategy. The Company increased advertising support and reduced promotional allowances further in fiscal 1997. Please see the discussion in the section of this Report entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Fiscal 1997 compared with fiscal 1996".
     The fiscal 1998 marketing strategies for the Consumer Lawns Group are to continue the efforts begun in prior years to improve the Company's relationship with consumers and retail customers, including: carefully directed consumer research, to increase understanding of its markets, sales trends and consumer needs; increased media

                                      ----
advertising, with continuation of television advertising featuring real-life stories of people's experiences with Scotts(R) products, and of weekend radio advertising emphasizing that "this weekend" is the best time to apply selected Scotts(R) products; simplification of the product line; addressing "just-in-time" customer purchasing through expanded use of distributors and continued use of the "never-out" program, by which the Company builds pre-season inventory of select high-volume products, which enhances the Company's ability to timely and completely fill customer orders; and increased use of retail merchandisers to enhance communications with consumers at the point of sale.
     The Consumer Lawns Group also expects to use Scotts(R) and Miracle-Gro(R) consumer brand recognition to market the newly formed "Scotts(R) Lawn Service". In January 1995, Scotts entered into a licensing agreement with a lawn care service company, Emerald Green Lawn Service ("Emerald Green"), which allows Emerald Green to use the Scotts(R) name and logo in its marketing efforts. Emerald Green applies Scotts(R) products exclusively. In October 1997, Scotts increased its equity interest in Emerald Green from 28% to 64%, and announced the formation of Scotts(R) Lawn Service.
     The fiscal 1998 marketing strategy for the Consumer Gardens Group is to: continue efforts to consolidate certain package sizes in the Miracle-Gro(R), Scotts(R) ornamental and Osmocote(R) fertilizer lines; implement packaging improvements; continue cost-reduction and quality enhancement efforts throughout all product lines; increase the level of national network television advertising; and use Scotts' Miracle-Gro's sales and distribution network for Scotts(R) garden products.
     The strategy for the Consumer Organics Group is to expand its market share of the potting soil and specialty planting soil market, while becoming the industry's low-cost producer of the more commodity-oriented outdoor landscaping products such as topsoil, manures and barks/mulches. The Company expects to grow its share of the potting and planting soil markets by: developing products and national marketing programs which utilize its strong Hyponex(R), Scotts(R), Peters Professional(R)and Miracle-Gro(R) brand names on high-quality potting mixes, with innovative and consumer-preferred packaging; expanding the distribution of Scotts(R) and Miracle-Gro(R) potting mix products into Canada; and conducting consumer research to better understand market needs.
     An important part of the Company's sales effort is its national toll-free Consumer Helpline, on which its "lawn consultants" answer questions about the Company's products and give general lawn care advice to consumers. The Company's lawn consultants responded to approximately 400,000 telephone and written inquiries in fiscal 1997, which is consistent with the number of inquiries in prior years .
     Backing up the Company's marketing effort is its well-known Scotts(R) No-Quibble Guarantee(TM), instituted in 1958, which promises consumers a full refund if for any reason they are not satisfied with the results after using the Company's products. Refunds under this guarantee have consistently amounted to less than 0.4% of net sales for the Consumer Business Group on an annual basis.
     In September 1997, the Company opened an Internet web site at www.scottscompany.com, which provides lawn care and gardening information for the consumer and special sections for the Professional Business Group's customers, along with corporate and investment information. Do-it-yourself consumer topics include basic lawn care and gardening tips, problem solving, frequently asked questions, houseplant care, landscaping with trees and shrubs, and product guides. An arrangement with the National Gardening Association (NGA) provides access to a database of more than 3,000 gardening questions with answers by NGA's staff horticulturists. The site also provides an e-mail link to the Company's Consumer Helpline for answers to lawn care questions. The Professional Turf section delivers information for turf managers, by providing the Company's complete professional product guide, a Technical Representative locator and information aimed at turf maintenance workers and golf course superintendents. The Professional Horticulture section points nursery and greenhouse growers to their nearest distributor, delivers the latest news from the Horticulture business of the Professional Business Group of the Company, and directs users to customer service.

COMPETITION

     The consumer lawn and garden market is highly competitive. The most significant competitors for the consumer lawn care business are lawn care service companies. Service Master, which owns the Tru Green Company, ChemLawn(R) and Barefoot Grass(R) lawn care service businesses, operates nationally and is significantly larger than the Company. In the do-it-yourself lawn care and consumer gardens markets, the Company's products compete primarily against regional products and private label products produced by various suppliers and sold by such companies as Kmart Corporation. These products compete across the entire range of the Company's consumer product line. In addition, certain of the Company's consumer products compete against branded fertilizers, pesticides and combination products marketed by such companies as Monsanto Company (Ortho(R) and Greensweep(R)), Lebanon Chemical Corp. (Greenview(R)), United Industries Corporation (Peters(R) water-soluble fertilizers for the consumer market) and IMC Vigoro.
     Most competitors, with the exception of lawn care service companies, sell their products at prices lower than those of the Company. The Company competes primarily on the basis of its strong brand names, consumer advertising

                                      ----
campaigns, quality, value, service and technological innovation. The Company's competitive position is also supported by its national sales force and its unconditional guarantee. There can be no assurance, however, that additional competition from new or existing competitors will not erode the Company's share of the consumer market or its profit margins. In fiscal 1997, The Home Depot, one of the Company's largest retail customers, established a program to feature Vigoro(R) brand lawn fertilizer along with Scotts(R) lawn fertilizer products, with regional brands no longer being offered in most of The Home Depot stores. For fiscal 1997, volume sales growth of Scotts(R) brand lawn fertilizers to The Home Depot continued under this program.
     The Company's Consumer Organics business faces primarily regional competitors who are able to compete very effectively on the basis of price in the areas near their plants where they can reach customers with a lower cost of freight. The low cost of entry to establish a commodity organics bagging facility and the ready availability of raw materials make it likely that the large-bag outdoor market will remain price competitive and lower margin into the future. Customers require short lead-times, with very high on-time and complete fill rates. These demands, combined with the high cost of freight, require the Consumer Organics business to continually evaluate production locations to strengthen its network and reduce its costs.

BACKLOG

     The majority of annual consumer product orders (other than Consumer Organics products which are normally ordered in season on an "as needed" basis) are received from retailers during the months of October through April and are shipped during the months of January through April. As of November 28, 1997, orders on hand for retailers totaled approximately $62.9 compared to approximately $61.5 on the same date in fiscal 1996. All such orders are expected to be filled in fiscal 1998.

PROFESSIONAL BUSINESS GROUP

THE MARKET

     The Company sells its professional products to golf courses, commercial nurseries and greenhouses, schools and sportsfields, multi-family housing complexes, business and industrial sites, lawn and landscape services and specialty crop growers. The Professional Group's two core businesses are ProTurf(R), the professionally managed turf market, and Horticulture, the nursery and greenhouse markets. In fiscal 1997, the Professional Business Group served such high-profile golf courses as Augusta National (Georgia), Cypress Point and Pebble Beach (California), Desert Mountain (Arizona), Oakmont Country Club (Pennsylvania), Colonial Country Club (Texas) and Medinah Country Club (Illinois). Sports complexes such as Fenway Park, Camden Yards, Wrigley Field, Yankee Stadium and the Rose Bowl are professional customers, as are major commercial nursery/greenhouse operations such as Monrovia, Hines and Imperial.
     Golf courses and highly visible turf areas accounted for approximately 56% of the Company's Professional Business Group sales in fiscal 1997. During fiscal 1997, the Company sold products to approximately 49% of the over 15,700 golf courses in North America, including 72 of Golf Digest's top 100 U.S. courses. Management estimates, based on an independent bi-annual market survey and other information available to the Company, that the Company's share of its target North American golf course high value turf fertilizer and control products market was approximately 20% in fiscal 1997.
     According to the National Golf Foundation, approximately 350 new golf courses have been constructed annually during the last three years. Management believes that the increase in the number of courses, the concentration of the growth in the West/South with a longer growing/maintenance season, the increasing playing time requiring more course maintenance and the trend toward more highly maintained courses should contribute to sales growth in the golf course market.
     Horticulture sales accounted for approximately 44% of the Company's Professional Business Group sales in fiscal 1997. The Company sold products to thousands of nursery, greenhouse and specialty crop growers through a network of over 100 horticultural distributors. The Company estimates that its leading share of the North American horticultural market was approximately 25% in fiscal 1997.
     Management believes the increasing acceptance of controlled-release fertilizers in horticultural/agricultural applications due to performance advantages, labor savings and water quality concerns should contribute to sales growth in the horticulture market. However, competitive product technologies may also make inroads into the horticultural and turf markets.

                                      ----

PRODUCTS

     The Company's professional products, marketed under such brand names as ProTurf(R), Osmocote(R), Miracle-Gro(R), Peters(R), Metro-Mix(R) and Terra-Lite(R), include a broad line of sophisticated controlled-release fertilizers, water-soluble fertilizers, control products (herbicides, insecticides, fungicides and growth regulators), wetting agents, organics products, grass seed and application devices. The fertilizer lines utilize a range of proprietary controlled-release fertilizer technologies, including Polyform(R), Contec(TM), Poly-S(R), Osmocote(R) and ScottKote(R), and proprietary water-soluble fertilizer technologies, including Peters(R) and Miracle-Gro Excel(TM). The Company applies these technologies to meet a wide range of professional customer needs, ranging from quick-release greenhouse fertilizers to controlled-release fairway/greens fertilizers to extended-release nursery fertilizers that last up to a year or more.
     The Company works very closely with basic pesticide manufacturers to secure access to, and if possible, exclusive positions on, advanced control chemistry which can be formulated on granular carriers, including fertilizers, or formulated as a liquid application. In fiscal 1997, at least seven professional products featured exclusive control technologies, including such products as the TGR(R) growth regulator line, Turplex(R) bioinsecticide, Prograss(R) and Confront(R) herbicides, and Talstar(R) and Astro(R) insecticides and miticides. Application devices include both rotary and drop action spreaders. Over 20 proprietary grass seed varieties are part of the professional line. The Sierra acquisition in December 1993 added an established line of soil-less mixes in which controlled-release and water-soluble fertilizers, wetting agents and control products can be incorporated to customize potting media for nurseries and greenhouses.

BUSINESS STRATEGY

     The Company's Professional Business Group focuses its sales efforts on the middle and high end of the professional market and generally does not compete for sales of commodity products. Demand for the Company's professional products is primarily driven by product quality, performance and technical support. The Company seeks to meet these needs with a range of sophisticated, specialized products that are sold by a professional, agronomically-trained sales force.
     A primary focus of the Professional Business Group's strategy is to provide innovative high-value new products to its professional customers. Extensive new product development efforts begun in fiscal 1997 are expected to lead to several significant new product introductions in fiscal 1998 and years following.
     The Company intends to take advantage of its strong position in the golf course segment to increase sales of Sierra's products to those users, and intends to expand the distribution of Scotts(R) nursery products in the commercial horticultural segment in which Sierra has a strong position.
     The Professional Business Group also is working to increase market coverage by focusing on various professional market niches. In 1965, the Company established its first specialized professional sales force, focusing on golf courses. Since 1985, it has established separate sales forces and/or sales managers for sports fields, golf course architects and construction companies, and the international market of the Professional Business Group. In fiscal 1992, the Company introduced a fairway application service for golf courses. This service has been expanded and is now available in 16 markets. In January 1995, Scotts entered into a licensing agreement with Emerald Green, which allows Emerald Green to use the Scotts(R) name and logo in its marketing efforts. In October 1997, Scotts increased its equity interest in Emerald Green from 28% to 64%. See "Consumer Business Group - Marketing and Promotion."

MARKETING AND PROMOTION

     The Professional Business Group's sales force consists of 96 territory managers. Many territory managers are experienced former golf course superintendents or nursery managers and most have degrees in agronomy, horticulture or similar disciplines. Territory managers work closely with golf course and sports field superintendents, turf and nursery managers, and other landscape professionals. In addition to marketing the Company's products, the Company's territory managers provide consultation, testing services, and advice regarding maintenance practices, including individualized comprehensive programs incorporating various products for use at specified times throughout the year. The professional grower business is served primarily through an extensive network of distributors, all with substantial experience in the horticulture market, with territory managers spending the majority of their time with growers.
     To reach potential purchasers, the Company uses trade advertising and direct mail, and sponsors seminars throughout the country. In addition, the Company maintains a special toll-free hotline for its professional customers. The professional customer service department responded to over 45,000 telephone inquiries in fiscal 1997.

                                      ----

COMPETITION

     In the professional turf and horticulture markets, the Company faces a broad range of competition from numerous companies ranging in size from multi-national chemical and fertilizer companies such as Monsanto and DowElanco Company, to smaller specialized companies such as Lesco, Inc. and Lebanon Chemical Corp., to local fertilizer manufacturers and blenders. Portions of this market are served by large agricultural fertilizer companies, while other segments are served by specialized, research-oriented companies. In certain areas of the country, particularly Florida, a number of companies have begun to offer turf care services, including product application, to golf courses. In addition, the higher margins available for sophisticated products to treat high-value crops continue to attract large and small chemical producers and formulators, some of which have larger financial resources and research departments than the Company. Also, the influence of mass merchandisers, with significant buying power, has increased the cost consciousness of horticulture growers. While the Company believes that its reputation, turf and ornamental market focus, expertise in product development and professional sales force should enable it to continue to maintain and build its share of the professional market, there can be no assurance that the Company's market share or margins will not continue to be eroded in the future by new or existing competitors.

BACKLOG

     A large portion of professional product orders is received during the months of August through November and is filled during the months of September through November. As of November 28, 1997, orders on hand from professional customers totaled approximately $8.3 compared with $9.4 on the same date in 1996. All such orders are expected to be filled in fiscal 1998.

INTERNATIONAL BUSINESS GROUP

THE MARKET

     The International Business Group regularly sells its products to both consumer and professional users in over 40 countries. Management believes that growth potential should exist in both markets. The Company has established business entities in many of the markets with significant potential.
     Consumer lawn and garden products are sold under the Scotts(R) label in Australia, Canada, the European Union, New Zealand and South America. In addition, products bearing the Miracle-Gro(R) trademark are marketed in Canada, the Caribbean, Australia, New Zealand and the United Kingdom (the "U.K."). The Company's Hyponex(R) line of products is present in Japan as a result of a long-term agreement with Hyponex Japan Corporation, Ltd., an unaffiliated entity.
     Professional markets include both the horticulture and turf industries. The International Business Group markets professional products in Africa, Australia, Canada, the Caribbean, European Union, Japan, Latin America, Mexico, the Middle East, New Zealand, South America and Southeast Asia. Horticultural products mainly carry the Scotts(R), Sierra(R), Peters(R) and Osmocote(R) labels. Turf products primarily use the Scotts(R) trademark.
     In January 1997, the Company purchased other investors' approximately two-thirds interest in Miracle Holdings which the Company did not own. Miracle Garden Care Limited ("MGC"), a wholly-owned subsidiary of Miracle Holdings, has leading positions in the U.K. in a number of lawn and garden market categories. Its major consumer brands include Weedol(R), Pathclear(R), and Grasshopper(R). MGC distributes key Scotts(R) branded consumer items such as Miracle-Gro(R), Scotts Lawn Builder(R) and Osmocote(R). Products are sold by a 17-person direct sales force to do-it-yourself and gardening retailers.
     On December 12, 1997, the Company acquired, for approximately $78.0, Levington Group Limited, which through its subsidiaries (collectively, "Levington"), is the leading producer of consumer and professional lawn fertilizer and growing media in the U.K. Management believes this acquisition offers the potential to expand the Company's presence in European consumer markets. Levington's sales for the fiscal year ended June 30, 1997 were $75.1.

BUSINESS STRATEGY

     An increasing portion of the Company's sales and earnings is derived from customers in foreign countries. In fiscal 1997, following the acquisition of the remaining interest in Miracle Holdings, the International Business Group re-located its headquarters office to an area outside of London in the U.K. The Company's managers also travel abroad regularly to visit its facilities, distributors and customers. The Company's own employees manage its affairs in Europe, Australia, Malaysia, Mexico, the Caribbean and the Philippines. The International Business Group plans to expand its international business in both the consumer and professional markets, and has considered expansion through appropriate acquisition opportunities. The Company believes that the technology, quality and value that are widely associated

                                      ----
with its brands domestically should be able to be transferred to the global marketplace. The Company intends to continue to market internationally through both direct sales and distributor arrangements.
     Management believes the International Business Group is well-positioned to obtain an increased share of the international market. The Company has a broad, diversified product line made up of value-added fertilizers which can be targeted to market segments of consumer, turf, horticulture and high value agricultural crops. Also, the Company has the capability to sell worldwide through its extensive distributor network. However, there can be no assurance that the Company's market share or margins will not be eroded by new or existing competitors, or that an increased share of the international market will be obtained.
     Any significant changes in international economic conditions, expropriations, changes in taxation and regulation by United States and/or foreign governments could have a substantial effect upon the international business of the Company. Management believes, however, that these risks are not unreasonable in view of the opportunities for profit and growth available in foreign markets. The Company's international earnings and cash flows are subject to variations in currency exchange rates, which derive from sales and purchases of the Company's products made in foreign currencies. The Company has historically entered into forward foreign exchange contracts and purchased currency options to hedge its exposure to fluctuations in foreign currency exchange rates. These contracts generally involve the exchange of one currency for a second currency at some future date. Counterparties to these contracts are major financial institutions. Gains and losses on these contracts generally offset gains and losses on the assets, liabilities and transactions being hedged. Effective in the second quarter of fiscal 1997, the Company significantly reduced this program, while it reassesses its foreign exchange policy in light of actions taken internally to reduce such exposures.

COMPETITION

     The International Business Group's consumer business faces strong competition in the lawn and garden market, particularly in Australia, Canada and the U.K. Competitors in Australia include Chisso-Asahi, Debco and Yates. Competitors in the U.K. include Solaris, PBI and various local companies. Competitors in Canada include Nu-Gro, So-Green and IMC Vigoro. The Company has historically responded to competition with superior technology, excellent trade relationships, competitive prices, broad distribution and strong advertising and promotional programs.
     The international professional products market of the International Business Group is very competitive, particularly in the controlled-release and water-soluble fertilizer segments. Numerous United States and European companies are pursuing these segments internationally, including Pursell Industries, Lesco, Lebanon Chemical Corp., IMC Vigoro, Noram, BASF, Norsk Hydro, Haifa Chemicals Israel, Kemira and private label companies. Historically, the Company's response to competition in the professional markets has been to adapt its technology to solve specific user needs which are identified by developing close working relationships with key users.

MATTERS RELATING TO THE COMPANY GENERALLY

PATENTS, TRADEMARKS AND LICENSES

     The "Scotts(R)", "Miracle-Gro(R)" and "Hyponex(R)" brand names and logos, as well as a number of product trademarks, including "Turf Builder(R)", "Lawn Pro(R)", "ProTurf(R)", "Osmocote(R)" and "Peters(R)", are federally and internationally registered and are considered material to the Company's business. The Company regularly monitors its trademark registrations, which are generally effective for ten years, so that it can renew those nearing expiration. In 1989, the Company assigned rights to certain Hyponex(R) trademarks to Hyponex Japan Corporation, Ltd., an unaffiliated entity. In July 1995, Sierra granted a non-exclusive license to Peters Acquisition Corporation, now owned by United Industries, to use the Peters(R) trademark in the United States consumer market. In October 1996, Scotts became the exclusive licensee of the trademark Nutralene(R) from Omnicology, Inc. for the U.S. and Mexico, in connection with the marketing and sale of products containing this nitrogen fertilizer.
     As of September 30, 1997, the Company held over 100 patents on processes, compositions, grasses, and mechanical spreaders and has several additional patent applications pending. Patent protection generally extends 20 years from the filing date, and many of the Company's patents extend well into the next decade. The Company also holds exclusive and nonexclusive patent licenses from certain chemical suppliers permitting the use and sale of patented pesticides. During fiscal years 1996 and 1997, the Company secured new U.S. patents for: controlled-release fertilizers which enhance aquaculture production; coated fertilizers having two separate coatings, which provide delayed start of fertilization; and three Kentucky Bluegrass varieties with high turf performance characteristics.
     The Company's methylene-urea product composition patent which covers Scotts Turf Builder(R), Scotts Turf Builder(R) with Weed Control and Scotts Turf Builder with Halts(R) Crabgrass Preventer, is deemed material by the Company and is due to expire in March 2000. The Company believes that the high entry costs of manufacturing needed to replicate this process and the value of the Scotts(R) brand should lessen the likelihood of product duplication by any competitor.

                                      ----

RESEARCH AND DEVELOPMENT

     The Company has a long history of innovation, and its research and development successes can be measured in terms of sales of new products and by the Company's patents. Most of the Company's fertilizer products, many of its grasses and many of its mechanical devices are covered by one or more of the approximately 100 U.S. and international patents owned by the Company.
     The Company maintains a premier research and development organization headquartered in the Dwight G. Scott Research Center in Marysville, Ohio ("Scotts Research"). The Company also operates three research field stations located in Florida, Texas and Oregon. These field stations facilitate evaluation of products in a variety of climatic conditions, an integral part of the Company's product development, quality assurance and competitive product analysis programs. Research to develop new and improved application devices is conducted at Republic's manufacturing facility in Carlsbad, California. Taken together, the research and development effort maintains a focus on superior agronomic performance for lawn, turf and horticultural applications through products which are cost-effective and easy to use. The knowledge and concepts used to formulate products for the professional turf and plant protection markets are also used to provide similar results for the do-it-yourself market. In addition to the Marysville research and development organization, Scotts Europe, B.V. (Netherlands) maintains a research and development facility devoted to the Osmocote(R) controlled-release fertilizer line produced in Heerlen, The Netherlands. MGC leases a facility in the U.K. for formulating plant protection products in the consumer and professional markets.
     Since its introduction of the first home lawn fertilizer in 1928, the Company has used its research and development strengths to build the do-it-yourself and professional markets. Technology continues to be a Company hallmark. In fiscal 1992, the Company introduced Poly-S(R), a patented proprietary controlled-release fertilizer technology. In fiscal 1993, ScottKote(R), another controlled-release technology primarily for the nursery market, was introduced. Since the Hyponex acquisition in 1988, the Company's research and development organization has worked to improve the quality and reduce the production cost of branded organics products, in particular potting soils. One of the results of this effort was the introduction, in fiscal 1994, of a line of value-added, premium-quality potting soils and planting mixes sold under the Scotts(R) brand, and in fiscal 1997, a similar line under the Miracle-Gro(R) brand.
     Through the acquisition of Sierra, Scotts was able to obtain patents for technological advancements in water-soluble fertilizers. In fiscal 1996, Scotts secured a patent on the use of urea phosphate in water-soluble fertilizers used as the basis for the Peters Excel(R) (and Miracle-Gro Excel(TM), for fiscal
1998) brands of fertilizers, having previously obtained a solution and method patent for such product line. Also during fiscal 1997, the Company completed installation of a dedicated turfgrass genetic engineering laboratory in its existing Scotts Research facility, to research and potentially develop turfgrass varieties with improved characteristics such as resistance to disease, insects and herbicides. Research in fiscal 1997 also focused on improving the quality and durability of the Company's consumer lawn fertilizer packaging. The Company implemented plans to use plastic packaging for all consumer lawn products to be shipped in fiscal 1998. The Company's professional product line will also begin to use plastic packaging for products shipped in fiscal 1998.
     Research has also focused on durability, precision and reduced production costs of the Republic-produced spreaders. Recently, Republic completely redesigned the consumer line of walk-behind spreaders with quality and performance improvements on each model.
     Sierra pioneered the use of controlled-release fertilizers for the horticultural markets with the introduction of Osmocote(R) in the 1960's. This polymer-encapsulated technology has achieved a large share of the horticultural markets due to its ability to meet the strict performance requirements of professional growers. Scotts' and Sierra's research and development efforts have been fully integrated and are focused on cost reduction and product/process innovation.
     During fiscal 1997, the Company developed new products in several branded lines including Scotts(R) professional turf products; Osmocote(R) controlled-release fertilizer; Miracle-Gro(R) granular lawn food products; Scotts(R) spreaders; and PatchMaster(R) flowering seed/fertilizer mix. Also during fiscal 1997, several new organics products were introduced under the Miracle-Gro(R) brand, which included Miracle-Gro(R) Perlite, Miracle-Gro(R) Potting Mix, Miracle-Gro(R) African Violet Potting Mix and Miracle-Gro(R) Seed Starter Potting Mix.
     Combined Company research and development expenses were approximately $10.0 (1.1% of net sales) for fiscal 1997 including environmental and regulatory expenses. This compares to $11.0 (1.5% of net sales) and $10.6 (1.4% of net sales) for fiscal 1995 and 1996, respectively.

SEASONALITY

     The Company's business is highly seasonal with between 66% and 72% of sales occurring in the second and third fiscal quarters combined. Please also see the discussion in "Consumer Business Group -- Backlog" and "Professional Business Group -- Backlog."

                                      ----

FORWARD-LOOKING STATEMENTS

     The Company has made and will make certain forward-looking statements in its Annual Report, Form 10-K and in other contexts relating to future growth and profitability targets, and strategies designed to increase total shareholder value. These forward-looking statements represent challenging goals for the Company, and achievement thereof is subject to a variety of risks and assumptions. These are more fully discussed in the section of this Report entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Forward-Looking Statements."

OPERATIONS GROUP

PRODUCTION FACILITIES

     The manufacturing plant for consumer and professional fertilizer products marketed under the Scotts(R) label is located in Marysville, Ohio. Manufacturing for such products is also conducted by approximately 40 contract manufacturers. In fiscal 1995, a new facility opened at Marysville for producing Poly-S(R), a proprietary controlled-release fertilizer. Demand for Turf Builder(R), Poly-S(R) and other products results in the Company expanding operations (generally from October through May) of its fertilizer processing and packaging lines from five days per week, three-shift operations to seven days, three-shift operations when necessary to prepare for the peak demand periods. The Company currently operates its Marysville plants seven days per week. Sierra(R) controlled-release fertilizers are produced in Charleston, South Carolina, Milpitas, California and Heerlen, The Netherlands. At the Heerlen facility, expansion has been completed to permit the blending of products which utilize both Scotts and Sierra proprietary technology. Production schedules at Sierra's facilities vary to meet demand. The Company's Taylor Seed Packaging Plant, located on a separate site in Marysville, was sold in November 1996, and seed blending and packaging outsourced to various packaging companies located on the West Coast near seed growers. Hyponex's organics products are processed and packaged in over 23 locations throughout the United States. The Company operates 12 composting facilities where yard waste (grass clippings, leaves, and twigs) is converted to raw materials for the Company's organics products. Operations at these composting facilities have been integrated with the Company's 23 organics bagging facilities. The Company also utilizes 20 contract production locations for organics products. The Company's lawn spreaders are produced at the Republic facility in Carlsbad, California. Both Hyponex's and Republic's operations vary their production schedules to meet demand. The majority of Miracle-Gro(R) water-soluble fertilizers is contract-manufactured in three facilities located in Ohio, Texas and Florida. Miracle-Gro(R) granular and water-soluble fertilizers, liquid herbicides and pesticides for the international markets, are produced in East Yorkshire (Howden), Great Britain. Peters(R) and a portion of Miracle-Gro(R) water-soluble fertilizers are produced at a facility in Allentown, Pennsylvania, owned by an unrelated third party, J.R. Peters, Inc. and related entities ("JRP").
     After the sale of the Peters(R) consumer water-soluble fertilizer ("CWSF") business in July 1995, the Company's Allentown facility produced CWSF products under a Long-Term Supply Agreement (the "Agreement") with the buyer. Upon the sale of the Allentown facility to JRP in July 1997, all of the Company's rights and obligations as supplier under the Agreement and as licensor under the license to use the Peters(R) trademark in the consumer market, were assigned to JRP. Also, in connection with the sale, Scotts, Sierra and Scotts' Miracle-Gro entered into a supply agreement pursuant to which the Company agreed to purchase established minimums of water-soluble fertilizer products and minor element mixes from JRP during each of fiscal years 1998 through 2002.
     Resin used for producing Osmocote(R) controlled-release fertilizer in the United States is manufactured at Sierra-Sunpol Resins, a joint venture company which is 97% owned by Sierra.
     Management believes that each of its facilities is well-maintained and suitable for its purpose. However, due to the seasonal nature of the Company's business, the Company's plants operate at maximum capacity during the peak production periods. Therefore, an unplanned serious production interruption could have a substantial adverse affect on the Company's sales of the affected product lines.

CAPITAL EXPENDITURES

     Capital expenditures totaled $28.6 and $18.2 for the fiscal years ended September 30, 1997 and 1996, respectively. Of the major expenditures in fiscal 1997, approximately $9.0 was spent on a 450,000 square-foot expansion of the Company's existing Marysville distribution facility, which allowed the Company to consolidate several other local area warehouses and to direct-ship to more customers. To allow for conversion to plastic packaging, $6.0 was spent on the installation of new equipment at the Marysville manufacturing plant, and an additional $6.5 was spent to upgrade components of a fertilizer production line to current technology. The Company expects that capital expenditures during fiscal 1998 will total approximately $38.0. The Company anticipates that approximately $19.0 will be spent to

                                      ----
convert the final Turf Builder(R) processing line to one utilizing current technology. The conversion is expected to increase total site capacity by approximately 20%.

PURCHASING

     The key ingredients in the Company's fertilizer and control products are various commodity and specialty chemicals including vermiculite, phosphates, urea, potash, herbicides, insecticides and fungicides. The Company obtains its raw materials from various sources, which the Company presently considers to be adequate. No one source is considered to be essential to any of the Company's Consumer, Professional or International Business Groups, or to its business as a whole. The Company has never experienced a significant interruption of supply.
     Raw materials for Scotts' Miracle-Gro include phosphates, urea and potash. The Company considers its sources of supply for these materials to be adequate. All of the products sold by Scotts' Miracle-Gro (other than those produced by MGC) are produced under contract by independent fertilizer blending and packaging companies.
     Sierra purchases granular, homogeneous fertilizer substrates to be coated, and the resins for coating. These resins are primarily supplied domestically by Sierra-Sunpol Resins, a 97%-owned subsidiary of Sierra.
     Sphagnum peat, bark, peat, humus, vermiculite and manure constitute Hyponex's most significant raw materials. At current production levels, the Company estimates Hyponex's peat reserves to be sufficient for its near-term needs in all locations. Bark products are obtained from sawmills and other wood residue producers and manure is obtained from a variety of sources, such as feed lots and mushroom growers. The Company is currently substituting composted yard waste for some organics raw materials and continues to expand this practice.
     Raw materials for Republic include various engineered resins and metals, all of which are available from a variety of vendors.

DISTRIBUTION

     The primary distribution centers for the Company's Scotts(R) products are located near the Company's headquarters in central Ohio. The Company's expansion of its Marysville distribution facility was completed in December 1997. See "Operations Group--Capital Expenditures." The Company's products are shipped by rail and truck. While the majority of truck shipments is made by contract carriers, a portion is made by the Company's own fleet of leased trucks. Inventories are also maintained in contract field or public warehouses located in major markets.
     The products of Scotts' Miracle-Gro are warehoused and shipped from five contract packagers located throughout the United States. These contract packagers ship full truckloads of product via common carrier to lawn and garden distributors. Inventories of MGC's consumer products for the European market, which are produced at the East Yorkshire (Howden) facility, are distributed through a public warehouse near the facility. Distributors are used for MGC's professional products.
     Most organics products have low sales value per unit of weight, making freight costs significant to profitability. Therefore, the Organics Business Group has located all of its 23 plant/distribution locations near large metropolitan areas in order to minimize shipping costs and to be near raw material sources. The Group uses its own fleet of approximately 70 trucks as well as contract haulers to transport its products from plant/distribution points to retail customers. Large-bag outdoor landscaping products and much of the indoor potting soil products are shipped directly to retail stores. A portion of the Company's indoor potting soil and additive products is shipped to retailers' distribution centers for redistribution to their stores.
     Sierra's products are produced at two fertilizer and two organics manufacturing facilities located in the United States and one fertilizer manufacturing facility located in Heerlen, The Netherlands. The majority of shipments is via common carriers to nearby distributors' warehouses.
     Republic-produced, Scotts(R) branded spreaders are shipped via common carrier to regional warehouses serving the Company's retail network, or are shipped through the Company's distribution network. A portion of Republic's spreader line and its private label lines is sold free-on-board (FOB) Carlsbad with transportation arranged by the customer.

SIGNIFICANT CUSTOMERS

     The Home Depot and Kmart Corporation represented approximately 16.1% and 11.9%, respectively, of the Company's sales in fiscal 1997 and 11.4% and 2.7%, respectively, of the Company's outstanding trade accounts receivable at September 30, 1997, which reflects their significant position in the retail lawn and garden market. The loss of either of these customers or a substantial decrease in the amount of their purchases could have a material adverse effect on the Company's business.

                                      ----

EMPLOYEES

     The Company's corporate culture is a blend of the history, heritage and culture of The Scotts Company and the companies Hyponex, Sierra, Miracle-Gro, Republic and Miracle Holdings, all of which were acquired over the past ten years. The Company provides a comprehensive benefits program to all full-time associates. As of September 30, 1997, the Company employed approximately 2,075 full-time workers in the United States (including all subsidiaries). An additional 308 full-time employees are located outside the United States. As of September 30, 1997, full-time workers averaged approximately ten years employment with the Company or its predecessors. During peak production periods, the Company engages as many as 875 temporary workers in the United States. The Company's U.S. employees are not members of a union, with the exception of 20 of Sierra's employees at its Milpitas facility, who are represented by the International Chemical Workers Union.

ENVIRONMENTAL AND REGULATORY CONSIDERATIONS

     Federal, state and local laws and regulations relating to environmental matters affect the Company in several ways. All products containing pesticides must be registered with the United States Environmental Protection Agency ("United States EPA") (and in many cases, similar state and foreign agencies) before they can be sold. The inability to obtain or the cancellation of any such registration could have an adverse effect on the Company's business. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether the Company's competitors were similarly affected. The Company attempts to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals, but there can be no assurance that it will continue to be able to avoid or minimize these risks. Fertilizer and organics products (including manures) are also subject to state labeling regulations. Grass seed is also subject to federal and state labeling regulations.
     In addition, the use of certain pesticide and fertilizer products is regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may include requirements that only certified or professional users apply the product or that certain products be used only on certain types of locations (such as "not for use on sod farms or golf courses"), may require users to post notices on properties to which products have been or will be applied, may require notification of individuals in the vicinity that products will be applied in the future or may ban the use of certain ingredients. The Company believes it is operating in substantial compliance with, or taking action aimed at ensuring compliance with, such laws and regulations. Compliance with such regulations and the obtaining of registrations does not assure, however, that the Company's products will not cause injury to the environment or to people under all circumstances. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on the Company's financial position; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by the resolution of these matters.
     State and federal authorities generally require Hyponex to obtain permits (sometimes on an annual basis) in order to harvest peat and to discharge water run-off or water pumped from peat deposits. The state permits typically specify the condition in which the property must be left after the peat is fully harvested, with the residual use typically being natural wetland habitats combined with open water areas. Hyponex is generally required by these permits to limit its harvesting and to restore the property consistent with the intended residual use. In some locations, Hyponex has been required to create water retention ponds to control the sediment content of discharged water.
     State, federal and local agencies regulate the disposal, handling and storage of waste and air and water discharges from Company facilities. During fiscal 1997, the Company had approximately $0.4 in environmental capital expenditures and $1.5 in other environmental expenses, compared with approximately $0.9 in environmental capital expenditures and $0.4 in other environmental expenses in fiscal 1996. The Company has budgeted $1.5 in environmental capital expenditures and $1.2 in other environmental expenses for fiscal 1998.

OHIO ENVIRONMENTAL PROTECTION AGENCY

     The Company has been assessing and, as required, addressing certain environmental issues regarding the wastewater treatment plants currently operating at the Marysville facility. Specifically, it has been considering whether to upgrade the existing treatment plants or to undertake to connect the facility's wastewater system with the City of Marysville's municipal treatment system. Additionally, the Company has been assessing, under Ohio's new Voluntary Action Program ("VAP"), the possible remediation of several discontinued on-site waste disposal areas dating back to the early operations of its Marysville facility.

                                      ----

     In February 1997, the Company learned that the Ohio Environmental Protection Agency ("OEPA") was referring certain matters relating to environmental conditions at the Company's Marysville site, including the existing wastewater treatment plants and the discontinued on-site waste disposal areas, to the Ohio Attorney General's Office ("OAG"). Representatives from the OEPA, the OAG and the Company subsequently met on several occasions, and continue to meet, to discuss these issues.
     In June 1997, the Company received formal notice of an enforcement action and draft Findings and Orders ("F&O") from the OEPA. The draft F&O elaborated on the subject of the referral to the OAG alleging: potential surface water violations relating to possible historical sediment contamination possibly impacting water quality; inadequate treatment capabilities of the Company's existing and currently permitted wastewater treatment plants; and that the Marysville site is subject to corrective action under the Resource Conservation Recovery Act ("RCRA"). In late July 1997, the Company received a draft judicial consent order from the OAG which covers many of the same issues contained in the draft F&O including RCRA corrective action.
     In accordance with the Company's past efforts to enter into Ohio's VAP, the Company submitted to the OEPA a "Demonstration of Sufficient Evidence [of] VAP Eligibility Compliance" on July 8, 1997. Among other issues contained in the VAP submission, was a description of the Company's ongoing efforts to assess potential environmental impacts of the discontinued on-site waste disposal areas as well as potential remediation efforts. Pursuant to the statutes covering VAP, an eligible participant in the program is not subject to State enforcement actions for those environmental matters being addressed. On October 21, 1997, the Company received a letter from the Director of the OEPA denying VAP eligibility based upon the timeliness of and completeness of the submittal. The Company has appealed the Director's action to the Environmental Review Appeals Commission.
     The Company is continuing to meet with the OAG and the OEPA in an effort to negotiate an amicable resolution of these issues but is unable at this stage to predict the outcome of the negotiations. The Company believes that it has viable defenses to the State's enforcement action, including that it had been proceeding under VAP to address certain environmental issues, and will assert those defenses in any such action.
     The Company does not believe the ultimate outcome of any proceedings which may result from the OEPA's referral of these matters to the OAG will have a material adverse affect on the business or the financial condition of the Company but is unable, at this stage, to predict the outcome of the issues. Many of the issues raised by the State are already being investigated and addressed by the Company during the normal course of conducting business.

LAFAYETTE

     In July 1990, the Philadelphia District of the U.S. Army Corps of Engineers ("Corps") directed that peat harvesting operations be discontinued at Hyponex's Lafayette, New Jersey facility, based on its contention that peat harvesting and related activities result in the "discharge of dredged or fill material into waters of the United States" and therefore require a permit under Section 404 of the Clean Water Act. In May 1992, the United States filed suit in the U.S. District Court for the District of New Jersey seeking a permanent injunction against such harvesting, and civil penalties in an unspecified amount. If the Corps' position is upheld, it is possible that further harvesting of peat from this facility would be prohibited. The Company is defending this suit and is asserting a right to recover its economic losses resulting from the government's actions. The suit was placed in administrative suspense during fiscal 1996 in order to allow the Company and the government an opportunity to negotiate a settlement, and it remains suspended while the parties develop, exchange and evaluate technical data. In July 1997, the Company's wetlands consultant submitted to the government a draft remediation plan. Management does not believe that the outcome of this case will have a material adverse effect on the Company's operations or its financial condition. Furthermore, management believes the Company has sufficient raw material supplies available such that service to customers will not be materially adversely affected by continued closure of this peat harvesting operation.

HERSHBERGER

     In September 1991, the Company was identified by the OEPA as a Potentially Responsible Party ("PRP") with respect to a site in Union County, Ohio (the "Hershberger site") that has allegedly contained waste which included hazardous substances whose transportation, treatment or disposal the Company allegedly arranged. Pursuant to an Administrative Order with the OEPA, the Company, together with four other PRPs identified to date, investigated the extent of contamination in the Hershberger site. The investigation confirmed that the site presents a low degree of risk and that the hazardous substances identified are not compounds generally used by the Company. However, due to the fact that the Company was originally named as a PRP, and due to the potential joint and several liability of PRPs, the Company has chosen to participate in an agreed voluntary remedial action at the site. The workplan for the remedial action has been approved by the OEPA. Such action is to consist of leachate collection and treatment/disposal, landfill cap repair, landfill gas management, ground water monitoring and institutional and engineering site controls. It is expected that in fiscal 1998, the Company and the four other named PRPs will execute an Administrative Order on Consent with the OEPA, by which the named PRPs will fund the referenced remedial action. Management does not

                                      ----
believe that such obligations will have a material adverse effect on the Company's results of operations or financial condition.

FIFRA

     In January 1996, the United States EPA served a Complaint and Notice of Opportunity for Hearing upon Sierra's wholly-owned subsidiary, Scotts-Sierra Crop Protection Company ("Crop Protection"). The Complaint alleged labeling violations under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA") during fiscal 1992 and 1993 and proposed penalties totaling $0.8, the maximum allowable under FIFRA according to management's calculations. In February 1997, the United States EPA's Motion for Accelerated Decision was granted on the issue of liability, with the amount of the civil penalty to be resolved at hearing. The hearing is scheduled for February 1998. Based upon Crop Protection's good faith compliance actions and the United States EPA's policies regarding penalty reductions, management believes Crop Protection's liability in this action is substantially less than the maximum. The Company does not believe that the outcome of this proceeding will have a material adverse effect on its financial condition or results of operations.

YEAR 2000

     The Company has developed a long-term information systems strategy, one aspect of which is to address exposures related to the impact on its computer systems of the Year 2000 issues. Key financial, information and operational systems have been assessed and plans developed in order to mitigate the Year 2000 issues. These plans include conversion of in-house developed software and upgrades to purchased software. The Company is currently in various stages of completing these conversions and upgrades: some upgrades have already been made, while detailed conversion plans are being developed. Management believes its plans will adequately address the Year 2000 issues and does not currently anticipate a material impact on the Company as a result of addressing these issues. However, if such conversions and upgrades are not made, or are not timely completed, the Year 2000 issues could have a material impact on the operations of the Company.

ITEM 2. PROPERTIES

     The Company has fee or leasehold interests in approximately 60 facilities. The Company owns approximately 829 acres at its Marysville, Ohio headquarters. It owns three research facilities in Apopka, Florida; Cleveland, Texas; and Gervais, Oregon. The Company leases warehouse space throughout the country as needed. Republic leases its 20-acre spreader facility in Carlsbad, California.
     The Company's 23 organics bagging facilities are located nationwide in 19 states. Twenty are owned by the Company. Most facilities include production lines, warehouses, offices and field processing areas.
     The Company operates 12 composting facilities whose operations have been integrated with the Company's existing organics bagging facilities. Five of these composting sites are leased and are located in California, Indiana, Oregon and Illinois. Five other composting sites are utilized through agreements with the municipalities of Greensboro, North Carolina; Shreveport, Louisiana; Spokane, Washington; Independent Hill, Virginia; and Balls Ford, Virginia. Two other sites are located at bagging facilities in Wisconsin and California.
     The Company owns two Sierra manufacturing facilities in Fairfield, California and Heerlen, The Netherlands, and, as a result of the acquisition of Miracle Holdings, owns a manufacturing facility in East Yorkshire (Howden), Great Britain. It leases two Sierra manufacturing facilities in Milpitas, California and North Charleston, South Carolina.
     The Company leases the land upon which Scotts' Miracle-Gro headquarters is located in Port Washington, New York.
     It is the opinion of the Company's management that its facilities are adequate to serve their intended purposes at this time and that its property leasing arrangements are stable. Please also see the discussion of the Company's production facilities in "ITEM 1. BUSINESS -- Operations Group -- Production Facilities" above.

ITEM 3. LEGAL PROCEEDINGS

     As noted in the discussion of "Environmental and Regulatory Considerations" in ITEM 1. BUSINESS, the Company is involved in several pending environmental matters. In the opinion of management, its assessment of contingencies is reasonable and related reserves, in the aggregate, are adequate; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters.
     The Company is involved in other lawsuits and claims which arise in the normal course of its business. In the opinion of management, these claims individually and in the aggregate are not expected to result in a material adverse effect on the Company's financial position or operations.

                                      ----

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this Report.

EXECUTIVE OFFICERS OF REGISTRANT

     The executive officers of Scotts, their positions and, as of December 1, 1997, their ages and years with Scotts (and its predecessors) are set forth below.

                                                                                        Years with
                                                                                        the Company
                                                                                         (and its
         Name             Age                     Position(s) Held                     Predecessors)
----------------------    ---     -------------------------------------------------    -------------
Charles M. Berger         61      Chairman of the Board, President and Chief                     1
                                  Executive Officer
Horace Hagedorn           82      Vice Chairman of the Board                                    48
James Hagedorn            42      Director and Executive Vice President, U.S.                   10
                                  Business Groups
Jean H. Mordo             52      Executive Vice President and Chief Financial            9 months
                                  Officer
John Kenlon               66      President, Consumer Gardens Group                             37
Ronald E. Justice         52      Senior Vice President, Operations Group                        2
Michael P. Kelty,         47      Senior Vice President, Professional Business
  Ph.D.                           Group                                                         18
G. Robert Lucas           54      Senior Vice President, General Counsel and              7 months
                                  Secretary
Lawrence M. McCartney     57      Senior Vice President, Information                            23
                                  Systems
Joseph M. Petite          47      Senior Vice President, Organics Business Group                 9
James L. Rogula           63      Senior Vice President, Consumer Lawns Group                    2
L. Robert Stohler         56      Senior Vice President, International Business                  2
                                  Group
Rosemary L. Smith         50      Vice President, Human Resources                               24

     Executive officers serve at the discretion of the Board of Directors (and in the case of: Mr. Berger, Mr. James Hagedorn, Mr. Mordo, Mr. Kenlon, Mr. Lucas and Mr. McCartney, pursuant to employment agreements; and Mr. Horace Hagedorn, pursuant to a consulting agreement).
     The business experience of each of the persons listed above during the past five years is as follows:
     Mr. Berger was elected Chairman of the Board, President and Chief Executive Officer of Scotts in August 1996. Mr. Berger came to Scotts from H. J. Heinz Company, where he served as Chairman, President and Chief Executive Officer of Weight Watchers International, a Heinz affiliate, from November 1978 to September 1994. From October 1994 to August 1996, he was Chairman and CEO of Heinz India Pvt. Ltd. (Bombay); and he served as Managing Director and CEO of Heinz-Italy (Milan), the largest Heinz profit center in Europe, from August 1975 to November 1978. During his 32-year career at Heinz, he also held the positions of General Manager, Marketing, for all Heinz U.S. grocery products; Marketing Director for Heinz UK (London) and Director of Corporate Planning at Heinz World Headquarters. He is also a former director of Stern's Miracle-Gro Products, Inc. ("Miracle-Gro Products").
     Mr. Horace Hagedorn was named Vice Chairman of the Board and Director of Scotts, and Chairman of the Board and Chief Executive Officer of Scotts' Miracle-Gro, in May 1995. In March 1997, he retired as an officer of Scotts' Miracle-Gro. Mr. Hagedorn founded Miracle-Gro Products in 1950 and served as Chief Executive Officer of Miracle-Gro Products from 1985 until May 1995. Horace Hagedorn is the father of James Hagedorn.
     Mr. James Hagedorn was named Executive Vice President, U.S. Business Groups, in October 1996. From May 1995 to October 1996, he served as Senior Vice President, Consumer Gardens Group, of Scotts. Mr. Hagedorn has also been Executive Vice President of Scotts' Miracle-Gro since May 1995. He was Executive Vice President of Miracle-Gro Products from 1989 until May 1995. He was previously an officer and an F-16 pilot in the United States Air Force. James Hagedorn is the son of Horace Hagedorn.
     Mr. Mordo was named Executive Vice President and Chief Financial Officer in January 1997. From 1992 through 1996, he served as Senior Vice President and Chief Financial Officer of Pratt and Whitney Aircraft, a division of United Technologies Corporation.

                                      ----

     Mr. Kenlon was named President, Consumer Gardens Group, of Scotts in December 1996. He remains Chief Operating Officer and President of Scotts' Miracle-Gro, positions held since May 1995. Mr. Kenlon was the President of Miracle-Gro Products from 1985 until May 1995. Mr. Kenlon began his association with the Miracle-Gro companies in 1960.
     Mr. Justice was named Senior Vice President, Operations Group, of Scotts in July 1995. From 1992 to 1995, he was Vice President of Operations for Continental Baking, a producer of bread and cake bakery products and a subsidiary of Ralston Purina Company.
     Dr. Kelty was named Senior Vice President, Professional Business Group, of Scotts in July 1995. Dr. Kelty had been Senior Vice President, Technology and Operations, of Scotts from 1994 to July 1995. From 1988 to 1994, he served first as Director, then as Vice President, of Research and Development of Scotts. Prior to that, Dr. Kelty was the Director of Advanced Technology, Research of Scotts, and from 1983 to 1987, he was Director, Chemical Technology Development, of Scotts and its predecessors.
     Mr. Lucas was named Senior Vice President, General Counsel and Secretary of Scotts in May 1997. From 1990 until the time he joined Scotts, Mr. Lucas was a partner with the law firm Vorys, Sater, Seymour and Pease ("VSSP"). From 1993 to the time he joined Scotts, he was the lead outside counsel at VSSP representing the Company. Mr. Lucas is a director of Bob Evans Farms, Inc.
     Mr. McCartney has served as Senior Vice President, Information Systems, of Scotts since April 1996. From February 1989 to December 1995, he served as Vice President, Information Systems, of Scotts. From December 1995 to April 1996, Mr. McCartney continued his association with Scotts in a non-officer role.
     Mr. Petite was named Senior Vice President, Organics Business Group, of Scotts in December 1996. From July 1996 to December 1996, he served as Vice President, Organics Business Group, of Scotts. From November 1995 to July 1996, Mr. Petite served as Vice President, Strategic Planning of Scotts. From April 1989 to November 1995, he was Vice President of Marketing, Consumer Business Group of Scotts.
     Mr. Rogula was named Senior Vice President, Consumer Lawns Group, of Scotts in October 1996. He served as Senior Vice President, Consumer Business Group, of Scotts from January 1995 to October 1996. From 1990 until the time he joined Scotts, he was President of The American Candy Company, a producer of non-chocolate candies. He is also a former director of Miracle-Gro Products.
     Mr. Stohler was named Senior Vice President, International Business Group, of Scotts in December 1996. From November 1995 to December 1996, he served as Vice President, International Business Group of Scotts. From 1994 to 1995, he was President of Rubbermaid Europe S.A., a marketer of plastic housewares, toys, office supplies and janitorial and food service products. From 1992 to 1994, he was Vice President and Chief Financial Officer of Synthes (USA), a marketer and manufacturer of implants and surgical instruments for orthopedic health care.
     Ms. Smith was named Vice President, Human Resources of Scotts in October 1996. From April 1991 to October 1996, she was Director, Human Resources, and from January 1986 to March 1991, she was Director, Compensation & Benefits, of Scotts. Ms. Smith first joined Scotts in 1973.

                                      ----

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common shares of Scotts trade on the New York Stock Exchange ("NYSE") under the symbol "SMG".

                                    Sales Prices
                              ------------------------
                                High            Low
------------------------------------------------------
Fiscal 1996
1st quarter                    $21 7/8         $18 7/8
2nd quarter                     21 1/4          16 1/8
3rd quarter                     18 3/4          16 1/2
4th quarter                     19 3/8          16 3/4
Fiscal 1997
1st quarter                    $20 1/2         $17 3/4
2nd quarter                     24 7/8          19 1/2
3rd quarter                     29 3/4          22 7/8
4th quarter                    30 9/16          25 5/8

     Scotts has not paid dividends on the common shares in the past and does not presently plan to pay dividends on the common shares. It is presently anticipated that earnings will be retained and reinvested to support the growth of the Company's business. The payment of any future dividends on common shares will be determined by the Board of Directors of Scotts in light of conditions then existing, including the Company's earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors.
     As of December 1, 1997, Scotts estimates there were approximately 6,500 shareholders including holders of record and Scotts' estimate of beneficial holders.
     In a series of private placements during July and August 1997, Scotts issued put options with respect to 0.3 common shares providing the right to sell to Scotts one Scotts common share at a fixed price. The puts mature on December 19, 1997 and can only be exercised at maturity. Strike prices ranged from $25.00 to $25.74 per share. Scotts received a premium for the issue of $0.2.

                                      ----

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

THE SCOTTS COMPANY AND SUBSIDIARIES

  (in millions except per share                         For the fiscal year ended September 30,
             amounts)                        1993(1)        1994(2)        1995(3)         1996             1997(4)
------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS:
Sales                                 $       466.0          606.3          732.8          751.9             900.8
Gross profit                          $       154.4          202.2          234.0          239.5             327.2
Income from operations                $        43.8           59.3           62.6           27.8              96.3
Income (loss) before extraordinary
  items and accounting changes        $        21.0           23.9           22.4           (2.5)             39.5
Income (loss) applicable to common
  shareholders                        $         7.9           22.9           18.8          (12.3)             29.7
Net cash provided by operating
  activities                          $        24.7            9.9            4.4           82.3             121.1
Depreciation and Amortization         $        18.1           21.9           25.7           29.3              30.4
EBITDA                                $        61.9           81.2           88.3           57.1             126.7
FINANCIAL POSITION:
Working capital                       $        88.5          140.6          227.0          181.1             146.5
Investment in property, plant and
  equipment                           $        15.2           33.4           23.6           18.2              28.6
Property, plant and equipment, net    $        98.8          140.1          148.8          139.5             146.1
Total assets                          $       321.6          528.6          809.0          731.7             787.6
Total debt                            $        93.2          247.3          272.5          225.3             221.3
Total shareholders' equity            $       143.0          168.2          380.8          364.3             389.2
RATIOS:
Operating margin                      %         9.4            9.8            8.5            3.7              10.7
EBITDA margin                         %        13.3           13.4           12.0            7.6              14.1
Interest coverage
  (EBITDA/interest)                             7.3            4.6            3.4            2.2               4.7
Current ratio                                   2.4            2.3            2.8            2.6               2.1
Total debt to total capitalization    %        39.5           59.5           41.7           38.2              36.2
Return on average shareholders'
  equity                              %         5.0           14.7            8.2           (0.7)             10.5
Price to earnings                              45.9           12.7           22.4             nm              19.4
PER SHARE DATA:
Income (loss) per common share
  before extraordinary items and
  accounting changes                  $        1.07           1.27           0.99          (0.65)             1.35
Income (loss) per common share        $        0.40           1.22           0.99          (0.65)             1.35
Shareholders' equity                  $        7.66           9.01          11.92          11.44             12.19
Stock price at year-end               $       18.38          15.50          22.13          19.25             26.25
Stock price range             High    $       20.50          20.13          23.88          21.88             30.56
                               Low    $       14.25          15.25          14.75          16.13             17.75
OTHER:
Average common shares outstanding              19.6           18.7           18.7           18.8              18.6
Common shares used in income
  (loss) per common share
  calculation                                  19.7           18.8           22.6           18.8              29.3
Preferred stock dividends             $          --             --            3.6            9.8               9.8

---------

NOTE: Prior year presentations have been changed to conform to fiscal 1997 presentation; these changes did not impact net income.

(1) Includes Republic from November 1992.

(2) Includes Sierra from December 16, 1993.

(3) Includes Scotts' Miracle-Gro from May 19, 1995.

(4) Includes MGC from January 3, 1997.

nm Not meaningful

                                      ----

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the consolidated results of operations for the fiscal years ended September 30, 1997, 1996 and 1995 and the financial condition at September 30, 1997 and 1996 should be read in conjunction with the Consolidated Financial Statements and Notes included elsewhere in this Report. Dollars are in millions except per share data.

RESULTS OF OPERATIONS

     The following table sets forth the components of income and expense for the three years ended September 30, 1997 on a percentage-of-sales basis:

                                 Fiscal Year Ended September 30,            Period to Period % Change
                                 -------------------------------         -------------------------------
                                  1997        1996        1995           1997 v. 1996       1996 v. 1995
--------------------------------------------------------------------------------------------------------
Sales                             100.0%      100.0%      100.0%              19.8%               2.6%
Cost of sales                      63.7        68.1        68.1               11.9                2.7
                                  -----       -----       -----
Gross profit                       36.3        31.9        31.9               36.6                2.4
Advertising and promotion           9.3         9.2         8.3               21.2               14.4
Selling, general and
  administrative                   14.5        15.5        14.9               11.9                6.6
Amortization of goodwill and
  other intangibles                 1.1         1.2         0.8               15.9               46.7
Other expense (income), net         0.7         2.3        (0.6)                nm                 nm
                                  -----       -----       -----
Income from operations             10.7         3.7         8.5              246.4              (55.6)
Interest expense                    3.0         3.5         3.5                0.8%               0.8%
                                  -----       -----       -----
Income before income taxes          7.7         0.2         5.0                 nm                 nm
Income taxes                        3.3         0.5         1.9                 nm                 nm
                                  -----       -----       -----
Net income (loss)                   4.4        (0.3)        3.1                 nm                 nm
Preferred stock dividends           1.1         1.3         0.5                 nm                 nm
                                  -----       -----       -----
Income (loss) applicable to
  common shareholders               3.3%       (1.6)%       2.6%                nm                 nm
                                  =====       =====       =====

---------

nm Not meaningful

     The following table sets forth sales by business unit for the three years ended September 30, 1997:

                               Fiscal Year Ended September 30,              Period to Period % Change
                               --------------------------------          -------------------------------
                                1997         1996         1995           1997 v. 1996       1996 v. 1995
--------------------------------------------------------------------------------------------------------
Consumer Lawns                 $304.1       $228.9       $277.8               32.9%             (17.6)%
Consumer Gardens                133.2        115.3         38.5               15.5              199.5
Consumer Organics               183.0        181.1        187.8                1.1               (3.6)
                               ------       ------       ------
Consumer                        620.3        525.3        504.1               18.1                4.2
                               ------       ------       ------
Professional                    165.9        160.7        167.6                3.2               (4.1)
International                   114.6         65.9         61.1               73.9                7.9
                               ------       ------       ------
Consolidated                   $900.8       $751.9       $732.8               19.8%               2.6%
                               ======       ======       ======

FISCAL 1997 COMPARED WITH FISCAL 1996

     Sales in fiscal 1997 were $900.8, an increase of $148.9 or 19.8% over fiscal 1996. On a pro forma basis, assuming the remaining two-thirds interest in MGC was acquired at the beginning of fiscal 1996, fiscal 1997 sales would have been $912.2, an increase of 13.3% over fiscal 1996 pro forma sales of $804.9. Further adjusting for the impact on fiscal 1996 sales of the fiscal 1995 Consumer Lawns group's retailer early purchase program, management estimates consolidated sales would have increased 6.4% in fiscal 1997.
     Consumer segment sales totaled $620.3, an increase of 18.1% over fiscal 1996. After adjusting for the estimated impact of the fiscal 1995 early purchase program on the Consumer Lawns group's fiscal 1996 sales, management estimates that fiscal 1997 Consumer segment sales increased 7.4%. This reflects strong sales volume gains in the

                                      ----

Consumer Gardens (15.5%) and Consumer Lawns (8.2%) operating groups. Consumer Organics sales were up slightly as this group emphasized increased profitability, not sales growth, in fiscal 1997.
     Professional segment sales increased 3.2% to $165.9 in fiscal 1997. Beginning late in fiscal 1996, this group refocused its strategy on growth in its core ProTurf(R) and Horticultural product lines, and significantly curtailed certain initiatives that increased sales in prior years, but had little bottom line contribution.
     International segment sales increased to $114.6 in fiscal 1997, up 73.9% over fiscal 1996. Reflecting the Company's International growth strategy, sales for this segment were 12.7% of consolidated revenues in fiscal 1997, up from 8.8% in fiscal 1996. Including MGC on a pro forma basis, International sales increased 6.0% from $118.9 in fiscal 1996 to $126.0 in fiscal 1997. The year-to-year pro forma sales comparison for International was negatively impacted by approximately 1% as a result of unfavorable exchange rate movements.
     Gross profit increased to 36.3% of sales in fiscal 1997, a 4.4% improvement compared to 31.9% in fiscal 1996. This improvement is attributable to the discontinuance of promotional programs that drove out-of-season sales, the discontinuance of lower margin Professional and Consumer products, and manufacturing and distribution efficiencies.
     Operating expenses increased $19.2 or 9.1%. Operating expenses were 25.6% of sales compared to 28.2% in the prior year. Excluding operating asset valuation charges in both periods and restructuring charges in fiscal 1996, operating expenses were 25.0% of sales in fiscal 1997 compared to 25.8% in fiscal 1996.
     Advertising and promotion expenses increased by $14.7 or 21.2% to $83.9. As a percentage-of-sales, advertising and promotion expenses increased to 9.3% from 9.2%. Reflecting the "pull" marketing strategy of the Lawns and Gardens groups of the Consumer segment, U.S. consumer media advertising increased $5.6 or 22.5% in fiscal 1997. The inclusion of MGC [$6.4] in fiscal 1997, as well as higher trade allowances and cooperative advertising, also contributed to the overall advertising and promotional expense increase in 1997. The Company believes retailer promotions and cooperative advertising are an integral part of the consumer lawn and garden care business, but to a lesser extent than practiced in prior years.
     Selling, general and administrative expenses increased $13.9 or 11.9% to $130.5. As a percentage-of-sales, selling, general and administrative expense decreased from 15.5% to 14.5%. The overall increase in this expense category reflects the inclusion of MGC [$8.0], higher selling and general management incentives and profit sharing expenses, increased emphasis on in-store merchandisers, and higher spending on certain support functions.
     Amortization of goodwill and other intangibles increased as a result of the inclusion of MGC.
     Other expense (income), net for fiscal 1997 included approximately $6.0 in charges related to the disposal of and valuation charges related to certain assets. These charges were partially offset by higher Scotts(R) brand name licensing royalties. During fiscal 1996, Scotts recorded $4.9 in severance costs related to workforce reductions and $12.8 in write-downs and write-offs for various under-utilized or idle assets, including several plant closings.
     Primarily as a result of higher sales volumes, improved manufacturing and distribution efficiencies, and other cost improvements, income from operations increased by $68.5 or 246.4% to $96.3. Income from operations increased to 10.7% from 3.7% as a percentage-of-sales. Excluding asset valuation charges in both years and severance expense in fiscal 1996, income from operations was 11.4% in fiscal 1997 compared to 6.1% in fiscal 1996.
     Interest expense increased $0.2 or 0.8% in fiscal 1997. Excluding MGC related borrowings, interest expense decreased by approximately $3.8 or 14.3%, primarily due to a $69.2 reduction in average borrowings for the year. MGC related interest expense was approximately $4.0, reflecting both acquisition debt and seasonal working capital requirements, from the January 3, 1997 effective date of the acquisition transaction.
     The Company's effective tax rate was 43.2% in fiscal 1997 compared to 302.3% in fiscal 1996. The high effective tax rate in fiscal 1996 was attributable to the low level of reported pre-tax income and non-tax deductible amortization of goodwill and certain intangibles. Additional information on the effective income tax rate is described in Note 9 to the Company's Consolidated Financial Statements.
     During fiscal 1997, the Company reported net income of $39.5 or $1.35 per common share compared with a net loss of $2.5 or $0.65 per common share in fiscal 1996. The return to profitability in 1997 was attributable to a variety of factors, including: the refocused, "pull" directed marketing strategy of the Consumer Lawns group compared to the retailer early purchase program that severely discounted this unit's leading branded products; sales volume increases in the Consumer Gardens group; Consumer Organics and Professional group strategies that focused on profitable growth and eliminated sales of marginal products and to unprofitable distribution channels; improved weather conditions in fiscal 1997 in most key markets; improved manufacturing and distribution efficiencies, and other cost improvements; and lower interest expense before the impact of MGC related borrowings.

FISCAL 1996 COMPARED WITH FISCAL 1995

     Sales for the fiscal year ended September 30, 1996 totaled $751.9, an increase of $19.1 or 2.6% from the prior year. Compared to fiscal 1995 pro forma sales of $821.2, including Miracle-Gro from October 1, 1994, sales decreased

                                      ----
by $69.3 or 8.4%. Compared to fiscal 1995 pro forma, fiscal 1996 sales declined principally due to the discontinuance of the Consumer Lawn group's retailer early purchase program, which encouraged retailers to build their inventories substantially in advance of the spring selling season and had the impact of shifting sales into the latter four months of fiscal 1995. Further adjusting fiscal 1996 and fiscal 1995 sales for management's estimate regarding the impact of this program, consolidated sales increased approximately 1.5%. Sales volumes were also unfavorably impacted by unusually poor Spring season weather conditions in North America and Northern Europe and rationalization of certain products, including the divestiture of the Peters(R) line of consumer water-soluble fertilizer ("CWSF") products.
     Consumer segment sales were $525.3, an increase of 4.2% over 1996. On a pro forma basis, Consumer segment sales were down 10.5%. Further adjusting for management's estimate regarding the impact of the Consumer Lawns group's retailer early purchase program on both fiscal 1996 and 1995, Consumer segment sales increased 3.5%. The fully adjusted sales increase reflects the positive impact of expanded distribution of Miracle-Gro(R) Extra Long Lasting Lawn Food in the first full season following the Scotts/Miracle-Gro merger transactions and modest price increases, offset by the rationalization of certain products as the Scotts(R) branded garden fertilizers were integrated into the Miracle-Gro(R) product line and by poor Spring weather in fiscal 1996, which impacted all operating groups.
     Professional segment sales decreased 4.1% to $160.7 in 1996, primarily as a result of poor Spring and Summer weather, and the curtailment of certain end of season discounting programs in 1996, partially offset by modest price increases.
     International segment sales increased $4.8 or 7.9% in 1996, principally due to strong sales gains in the Asia/ Pacific and Latin American regions partially offset by poor Spring weather in Northern Europe.
     During 1995, the Peters(R) line of CWSF products generated net sales of $5.4. This line was divested in 1995 under a Federal Trade Commission consent order pursuant to the merger transactions with Miracle-Gro.
     Gross profit increased $5.5 or 2.4% to $239.5, remaining constant as a percentage-of-sales at 31.9%. A number of factors combined to create a flat gross margin percentage. The primary positive factors were the inclusion of the relatively high gross margin Miracle-Gro business for the first full season in 1996, and manufacturing and distribution efficiencies resulting from cost control and operating performance initiatives. The principal negative factors were inventory valuation charges for product phase-outs as part of the Company's plan to simplify and focus its product offerings, lower production volumes that increased unit costs, and to a lesser extent, unfavorable sales mix resulting from the discontinuance of the Consumer Lawns group's early purchase program.
     Operating expenses increased $40.3 or 23.5% to $211.7 in fiscal 1996 from $171.4 in fiscal 1995. Operating expenses were 23.4% of sales in fiscal 1995 compared to 28.2% in fiscal 1996. Excluding asset valuation and restructuring charges in fiscal 1996, and the gain from the Peters(R) CWSF product line sale in fiscal 1995, operating expenses were 25.8% and 24.0% of sales in fiscal 1996 and 1995, respectively.
     Advertising and promotion expenses increased by $8.7 or 14.4%, from 8.3% of sales in fiscal 1995 to 9.2% of sales in fiscal 1996. The inclusion of Miracle-Gro for the first full year in fiscal 1996, increased advertising and promotion expense by $11.8 in fiscal 1996. Higher Consumer Lawns group media spending of $5.6 was offset by lower cooperative advertising and promotional spending, which were down $9.9. The shift in fiscal 1996 to media advertising from promotional cooperative advertising represents the first year of the Consumer segment's re-directed strategy on brand-building, "pull" advertising. The discontinuance of the Consumer Lawns group's retailer early purchase program reduced year-to-date promotional expense.
     Selling, general and administrative expense increased $7.2 or 6.6% to $116.6 in fiscal 1996. As a percentage-of-sales, selling, general and administrative expense increased to 15.5% from 14.9%. The increase in this expense category is a result of the inclusion of Miracle-Gro, expansion of the International sales and marketing infrastructure, and to a lesser extent, higher bad debts, associate medical and dental expenses, and external legal costs offset by the partial year impact of cost reduction programs.
     Amortization of goodwill and other intangibles increased as a result of a full year impact of Miracle-Gro in fiscal 1996 compared to approximately four months in fiscal 1995.
     Other expense (income), net for fiscal 1996, included approximately $17.7 of charges resulting from initiatives designed to reduce costs, increase operating efficiencies and return the Company to profitability. These charges were for severance costs associated with restructurings and write-downs of various under-utilized or idle assets, including several plant closings. In fiscal 1995, the Company recorded $4.2 of other income related to the divestiture of the Peters(R) U.S. line of CWSF products.
     Interest expense increased $0.2 to $26.5 in fiscal 1996. The increase was a result of higher average borrowings in the first eight months of fiscal 1996, reflecting incremental receivables associated with the Consumer Lawns group's retailer early purchase program and the first year impact of Miracle-Gro's seasonal working capital requirements. Average borrowings increased to approximately $317.5 in fiscal 1996, $23.5 higher than fiscal 1995. Higher average

                                      ----
borrowings were partially offset by a decrease in the average variable interest rate for the Company of approximately 0.5%.
     The Company's effective tax rate in fiscal 1996 was 302.3%, compared to 38.3% in fiscal 1995. Excluding unusual charges (income) in both years, the effective tax rate would have been 52.4% in fiscal 1996 versus 43.4% in fiscal 1995. Including unusual charges, the high effective tax rate in fiscal 1996 is attributable to non-tax deductible amortization of goodwill and certain intangibles in the U.S., combined with the low level of reported pre-tax income. Additional information on the effective tax rate is described in Note 9 to the Company's Consolidated Financial Statements.
     During fiscal 1996, the Company reported a net loss of $2.5, compared to net income of $22.4 in fiscal 1995. Excluding unusual charges (income) and the inventory writedown (totaling approximately $13 in fiscal 1996 and ($4.2) in fiscal 1995, on an after tax basis), the Company would have reported net income of $10.5 in fiscal 1996 versus net income of $18.2 in fiscal 1995. The decline in net income before unusual items in fiscal 1996 is primarily due to lower sales as a result of the discontinuance of the Consumer Lawns group retailer early purchase program and poor Spring weather impacting all business groups, lower gross margins due to lower than planned manufacturing volumes and unfavorable sales mix, and higher investment in consumer directed media, partially offset by the positive impact as a result of the inclusion of Miracle-Gro for a full year in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $121.1, $82.3 and $4.4 in fiscal 1997, 1996 and 1995, respectively. The fiscal 1997 improvements were driven by higher earnings and improved working capital management. The seasonal nature of the Company's sales results in a significant increase in working capital (primarily accounts receivable and inventory) during the first half of the fiscal year, with the third quarter being a significant cash collection period.
     Cash used in investing activities totaled $72.5, $17.4 and $6.7 in fiscal 1997, 1996 and 1995, respectively. The fiscal 1997 increase was partially attributable to the acquisition of the remaining two-thirds interest in MGC for approximately $46.6 effective January 3, 1997. Net capital investments were $25.9 in fiscal 1997, compared to $17.4 in fiscal 1996 and $22.9 in fiscal 1995. These capital investments were financed with cash provided by operations and utilization of available credit facilities. The largest project was an approximately $9.0 expansion of the Company's Marysville distribution facility, estimated to generate annual distribution expense savings of at least $1.5 beginning in fiscal 1998. The Company's Fourth Amended and Restated Credit Agreement (the "Credit Agreement") restricts annual capital investments to $50.0.
     Financing activities used $46.2, $61.1 and $2.7 in fiscal 1997, 1996 and 1995, respectively. Financing activities are principally supported by the Company's Credit Agreement. The lower level of debt repayment in fiscal 1997 reflects the usage of higher operating cash flows to support the additional investment in MGC and higher net capital investments.
     Total debt as of September 30, 1997 was $221.3, down $4.0 from $225.3 a year earlier. Borrowings associated with MGC as of September 30, 1997 totaled $66.9, including $44.9 related to the additional investment to obtain the remaining ownership interest in that business in January 1997.
     Shareholders' equity as of September 30, 1997 was $389.2, a $24.9 increase compared to September 30, 1996. This increase was primarily attributable to net income of $39.5, Convertible Preferred Stock dividends of $9.8, an unfavorable change in the cumulative foreign currency adjustment of $6.5 and net treasury stock activity of $1.6.
     The primary sources of liquidity for the Company are funds generated by operations and borrowings under the Company's Credit Agreement. The Credit Agreement was amended in December 1996 to increase the available line-of-credit from $375 to $425 and allow up to the equivalent of $100 of the available credit to be borrowed in U.K. Pounds Sterling.
     The Company has foreign exchange rate risk related to International group operations and cash flows. The Company has historically entered into forward foreign exchange contracts and purchased currency options to hedge its exposure to fluctuations in foreign currency exchange rates. These contracts generally involve the exchange of one currency for a second currency at some future date. Counterparties to these contracts are major financial institutions. Gains and losses on these contracts generally offset gains and losses on the assets, liabilities and transactions being hedged. Effective in the second quarter of 1997, the Company significantly reduced this program, while it reassesses its foreign exchange policy in light of actions taken internally to reduce such exposures.
     Realized and unrealized foreign exchange gains and losses are recognized and offset foreign exchange gains or losses on the underlying exposures. Unrealized gains and losses that are designated and effective as hedges on such transactions are deferred and recognized in income in the same period as the hedged transactions.
     As of September 30, 1997, the Company's European operations had foreign exchange risk in various European currencies tied to the Dutch Guilder. These currencies include the Belgian Franc, German Mark, Spanish Peseta, French

                                      ----

Franc, British Pound, Italian Lire, Australian Dollar and U.S. Dollar. The Company's U.S. operations had foreign exchange rate risk in the Canadian Dollar, Dutch Guilder and the British Pound which are tied to the U.S. Dollar.
     In the opinion of the Company's management, cash flows from operations and capital resources will be sufficient to meet debt service and working capital needs during fiscal 1998.

ENVIRONMENTAL MATTERS

     The Company is subject to local, state, federal and foreign environmental protection laws and regulations with respect to its business operations and believes it is operating in substantial compliance with, or taking action aimed at ensuring compliance with, such laws and regulations. The Company is involved in several environmental related legal actions with various governmental agencies. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on the Company's financial position; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by the resolution of these matters. Additional information on environmental matters affecting the Company is provided in Note 11 to the Company's Consolidated Financial Statements and in this Annual Report on Form 10-K under the "BUSINESS" and "LEGAL PROCEEDINGS" sections.

ACCOUNTING ISSUES

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"). SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company plans to adopt SFAS 128 in the first quarter of 1998 for the year ended September 30, 1998. If SFAS 128 had been adopted at September 30, 1997, basic and diluted EPS would be:

                                                            Fiscal Year Ended September 30,
                                                           ----------------------------------
                                                           1997           1996          1995
        -------------------------------------------------------------------------------------
        Basic EPS                                          $1.60         $(0.65)        $1.01
        Diluted EPS                                        $1.35         $(0.65)        $0.99

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Each standard is effective for financial statements for fiscal years beginning after December 15, 1997.
     SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company plans to adopt SFAS No. 130 as required in fiscal 1999. Based on the Company's current operations, the effect of foreign currency translation is the only significant difference between comprehensive income and historically reported net income.
     SFAS No. 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement defines business segments as components of an enterprise about which separate financial information is available and used internally for evaluating segment performance and decision making on resource allocations. SFAS No. 131 requires reporting a measure of segment profit or loss, certain specific revenue and expense items, and segment assets; and other reporting about geographic and customer matters. Based on the guidelines of SFAS No. 131 and current internal management reporting, the Company has determined its business is comprised of three reportable segments: Consumer Products (the Lawns, Gardens and

                                      ----

Organics business groups), Professional Products and International. Management believes that the business segments identified and set forth in Note 14 to the Company's Consolidated Financial Statements are substantially in compliance with SFAS No. 131.

YEAR 2000

     The Company has developed a long-term information systems strategy, one aspect of which is to address exposures related to the impact on its computer systems of the Year 2000 issues. Key financial, information and operational systems have been assessed and plans developed in order to mitigate the Year 2000 issues. These plans include conversion of in-house developed software and upgrades to purchased software. The Company is currently in various stages of completing these conversions and upgrades: some upgrades have already been made, while detailed conversion plans are being developed. Management believes its plans will adequately address the Year 2000 issues and does not currently anticipate a material impact on the Company as a result of addressing these issues. However, if such conversions and upgrades are not made, or are not timely completed, the Year 2000 issues could have a material impact on the operations of the Company.

RECENT DEVELOPMENTS

     On December 12, 1997, the Company acquired, for approximately $78.0, Levington Group Limited, which through its subsidiaries (collectively, "Levington") is the leading producer of consumer and professional lawn fertilizer and growing media in the U.K. Management believes this acquisition offers the potential to expand the Company's presence in European consumer markets. Levington's sales for the fiscal year ended June 30, 1997 were $75.1.
     The Company utilized its existing Credit Agreement to fund such acquisition. The Credit Agreement was amended in November 1997 to increase the U.K. Pounds Sterling sub-tranche from $100 to $200 and to allow a subsidiary of the Company to become a U.K. Borrower as that term is defined in the amendment.

MANAGEMENT'S OUTLOOK

     Fiscal 1997 was another significant year for The Scotts Company. Strong results from all business groups delivered net income of $39.5 and operating cash flow of $121.1 in fiscal 1997. These results reflect the positive outcome of the difficult, but necessary restructuring steps taken in fiscal 1996, that resulted in a net loss of $2.5. More importantly, the strong financial results of fiscal 1997 represent the base year in the Company's long-term strategy for profitable growth.
     Looking forward to fiscal 1998 and beyond, the Company has established the following broad tenets to its strategic plan:

          (1) Promote and capitalize on the strengths of the Scotts(R), Miracle-Gro(R) and Hyponex(R) industry-leading brands. This involves a commitment to our investors and retail partners that we will support these brands through advertising and promotion unequaled in the lawn and garden consumables market. In the Professional categories of our business, it signifies a commitment to our customers to provide value and an integral element in their long-term success;

          (2) A commitment to continuously study and improve our knowledge of the market, the consumer and the competition;

          (3) Simplification of our product lines and business processes, to focus on those that deliver value, evaluate marginal ones and eliminate those that lack future prospects; and

          (4) Achieve world leadership in operations, leveraging technology and know-how to deliver outstanding customer service and quality.

     As part of its growth strategy, the Company may also consider acquisition opportunities in new or related markets.
     Within the Company's four-year strategic plan, management has established challenging, but realistic, financial goals, including:

          (1) Sales growth of 6% to 8% in core businesses;

          (2) An aggregate operating margin improvement of at least 2% over the next four years; and

                                      ----

                        (3) Minimum compounded annual EPS growth of 15%.

FORWARD-LOOKING STATEMENTS

     The Company has made and will make certain forward-looking statements in its Annual Report, Form 10-K and in other contexts relating to future growth and profitability targets, and strategies designed to increase total shareholder value. The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statements. The Company desires to take advantage of the "safe harbor" provisions of the Act.
     These forward-looking statements represent challenging goals for the Company, and the achievement thereof is subject to a variety of risks and assumptions. These forward-looking statements include, but are not limited to, information regarding the future economic performance and financial condition of the Company, the plans and objectives of the Company's management, and the Company's assumptions regarding such performance and plans. Therefore, it is possible that the Company's future actual financial results may differ materially from those expressed in these forward-looking statements due to a variety of factors, including:

          - Weather conditions in North America and Europe which have a significant impact on the timing of sales in the Spring selling season and overall annual sales;

          - Continued marketplace acceptance of the Company's Consumer Lawns and Consumer Gardens groups' "pull" advertising marketing strategies, particularly in the Consumer Lawns group which refocused its general marketing strategy beginning in fiscal 1996;

          - The Company's ability to maintain profit margins on its products, to produce its products on a timely basis, and to maintain and develop additional production capacity as necessary to meet demand;

          - Competition among lawn and garden care product producers supplying the consumer and professional markets, both in North America and Europe;

          - Competition between and the recent consolidation within the retail outlets selling lawn and garden care products produced by the Company;

          - Public perceptions regarding the safety of the products produced and marketed by the Company;

          - Inherent risks of international development, including currency exchange rates, economic conditions and regulatory and cultural difficulties or delays in the Company's development outside the United States;

          - Changes in economic conditions in the United States and the impact of changes in interest rates; and

          - The ability of the Company to improve its processes and business practices to keep pace with the economic, competitive and technological environment, including successfully addressing the Year 2000 issues.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For the fiscal year ended September 30, 1997, the disclosure under Item 305 of Regulation S-K is not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and other information required by this Item are contained in the financial statements, footnotes thereto and schedules listed in the Index on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                      ----

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In accordance with General Instruction G(3), the information contained under the captions "BENEFICIAL OWNERSHIP OF SECURITIES OF THE COMPANY--Voting Restrictions on the Miracle-Gro Shareholders", and "--Section 16(a) Beneficial Ownership Reporting Compliance" and "ELECTION OF DIRECTORS" in the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on February 18, 1998 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 (the "Proxy Statement"), is incorporated herein by reference. The information regarding executive officers required by Item 401 of Regulation S-K is included in Part I hereof under the caption "Executive Officers of Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     In accordance with General Instruction G(3), the information contained under the captions "EXECUTIVE COMPENSATION" and "ELECTION OF DIRECTORS--Compensation of Directors" in the Registrant's Proxy Statement, is incorporated herein by reference. Neither the report of the Compensation and Organization Committee of the Registrant's Board of Directors on executive compensation nor the performance graph included in the Registrant's Proxy Statement shall be deemed to be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     In accordance with General Instruction G(3), the information contained under the caption "BENEFICIAL OWNERSHIP OF SECURITIES OF THE COMPANY" in the Registrant's definitive Proxy Statement, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In accordance with General Instruction G(3), the information contained under the captions "BENEFICIAL OWNERSHIP OF SECURITIES OF THE COMPANY" and "EXECUTIVE COMPENSATION--Certain Relationships and Related Transactions" in the Registrant's definitive Proxy Statement, is incorporated herein by reference.

                                      ----

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT

1 and 2. Financial Statements and Financial Statement Schedules:

     The response to this portion of Item 14 is submitted as a separate section of this Annual Report on Form 10-K. Reference is made to "Index to Consolidated Financial Statements and Financial Statement Schedules" beginning at Page F-1.
     The following financial statement schedule of The Scotts Company, for the fiscal years ended September 30, 1997, 1996, and 1995 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Schedule II    Valuation and Qualifying Accounts for the years ended September 30, 1997, 1996 and 1995.

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits:

     Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" beginning at page E-1. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

                 EXECUTIVE COMPENSATORY PLANS AND ARRANGEMENTS

  Exhibit
    No.                       Description                                  Location
--------------------------------------------------------------------------------------------------
   10(a)         The Scotts Company Associates' Pension     Incorporated herein by reference to
                 Plan as amended effective January 1,       the Registrant's Annual Report on Form
                 1989 and December 31, 1995 (the            10-K for the fiscal year ended
                 "Pension Plan")                            September 30, 1996 (File No. 1-11593)
                                                            [Exhibit 10(a)]
   10(b)         First Amendment to the Pension Plan        *
   10(c)         Third Restatement of The Scotts            Incorporated herein by reference to
                 Company Profit Sharing and Savings         the Registrant's Annual Report on Form
                 Plan                                       10-K for the fiscal year ended
                                                            September 30, 1996 (File No. 1-11593)
                                                            [Exhibit 10(b)]
   10(d)         First Amendment to the Third               *
                 Restatement of The Scotts Company
                 Profit Sharing and Savings Plan
   10(e)         The O.M. Scott & Sons Company Excess       Incorporated herein by reference to
                 Benefit Plan, effective October 1,         the Annual Report on Form 10-K of The
                 1993                                       Scotts Company, a Delaware corporation
                                                            ("Scotts Delaware") for the fiscal
                                                            year ended September 30, 1993 (File
                                                            No. 0-19768) [Exhibit 10(h)]
   10(f)         The Scotts Company 1992 Long Term          Incorporated herein by reference to
                 Incentive Plan                             Scotts Delaware's Registration
                                                            Statement on Form S-8 filed on March
                                                            26, 1993 (Registration No. 33-60056)
                                                            [Exhibit 4(f)]

                                      ----

  Exhibit
    No.                       Description                                  Location
--------------------------------------------------------------------------------------------------
   10(g)         The Scotts Company 1997 Executive          *
                 Annual Incentive Plan
   10(h)         The Scotts Company 1996 Stock Option       Incorporated herein by reference to
                 Plan (as amended through March 12,         the Registrant's Quarterly Report on
                 1997)                                      Form 10-Q for the fiscal quarter ended
                                                            March 29, 1997 (File No. 1-11593)
                                                            [Exhibit 10(a)]
   10(i)         The Scotts Company Incentive Pay           *
                 Deferral Plan
   10(j)         Employment Agreement, dated as of May      Incorporated herein by reference to
                 19, 1995, between the Registrant and       the Registrant's Annual Report on Form
                 James Hagedorn                             10-K for the fiscal year ended
                                                            September 30, 1995 (File No. 1-11593)
                                                            [Exhibit 10(p)]
   10(k)         Employment Agreement, dated as of May      Incorporated herein by reference to
                 19, 1995, among Stern's Miracle-Gro        the Registrant's Annual Report on Form
                 Products, Inc. (nka Scotts'                10-K for the fiscal year ended
                 Miracle-Gro Products, Inc.), the           September 30, 1996 (File No. 1-11593)
                 Registrant and Horace Hagedorn             [Exhibit 10(j)]
   10(l)         Consulting Agreement, dated July 9,        *
                 1997, among Scotts' Miracle-Gro
                 Products, Inc., the Registrant and
                 Horace Hagedorn
   10(m)         Employment Agreement, dated as of May      Incorporated herein by reference to
                 19, 1995, among Stern's Miracle-Gro        the Registrant's Annual Report on Form
                 Products, Inc. (nka Scotts'                10-K for the fiscal year ended
                 Miracle-Gro Products, Inc.), the           September 30, 1996 (File No. 1-11593)
                 Registrant and John Kenlon                 [Exhibit 10(k)]
   10(n)         Employment Agreement, dated as of          Incorporated herein by reference to
                 August 7, 1996, between the Registrant     the Registrant's Annual Report on Form
                 and Charles M. Berger                      10-K for the fiscal year ended
                                                            September 30, 1996 (File No. 1-11593)
                                                            [Exhibit 10(l)]
   10(o)         Stock Option Agreement, dated as of        Incorporated herein by reference to
                 August 7, 1996, between the Registrant     the Registrant's Annual Report on Form
                 and Charles M. Berger                      10-K for the fiscal year ended
                                                            September 30, 1996 (File No. 1-11593)
                                                            [Exhibit 10(m)]
   10(p)         Letter Agreement, dated December 23,       *
                 1996, between the Registrant and Jean
                 H. Mordo
   10(q)         Specimen form of Stock Option              *
                 Agreement for Non-Qualified Stock
                 Options
   10(r)         Letter Agreement, dated April 10,          *
                 1997, between the Registrant and G.
                 Robert Lucas
   10(s)         Letter Agreement, dated October 29,        *
                 1997, as amended, between the
                 Registrant and Lawrence McCartney

---------------
* Filed herewith.

(b) REPORTS ON FORM 8-K

     The Registrant filed no Current Reports on Form 8-K for the last quarter of the period covered by this Report.

(c) EXHIBITS

     See Item 14(a)(3) above.

(d) FINANCIAL STATEMENT SCHEDULES

     The response to this portion of Item 14 is submitted as a separate section of this Annual Report on Form 10-K. See Item 14(a)(2) above.

                                      ----

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE SCOTTS COMPANY

Dated: December 11, 1997                  By: /s/ CHARLES M. BERGER
                                          --------------------------------------
                                          Charles M. Berger, Chairman of the
                                          Board,
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

            SIGNATURES                                 TITLE                            DATE
-----------------------------------   ----------------------------------------   ------------------

/s/ JAMES B BEARD                     Director                                   December 11, 1997
-----------------------------------
James B Beard

/s/ CHARLES M. BERGER                 Chairman of the Board/President/           December 11, 1997
-----------------------------------   Chief Executive Officer
Charles M. Berger

/s/ JOHN S. CHAMBERLIN                Director                                   December 11, 1997
-----------------------------------
John S. Chamberlin

/s/ JOSEPH P. FLANNERY                Director                                   December 11, 1997
-----------------------------------
Joseph P. Flannery

/s/ HORACE HAGEDORN                   Vice Chairman/Director                     December 11, 1997
-----------------------------------
Horace Hagedorn

/s/ JAMES HAGEDORN                    Executive Vice President/Director          December 11, 1997
-----------------------------------
James Hagedorn

/s/ ALBERT E. HARRIS                  Director                                   December 11, 1997
-----------------------------------
Albert E. Harris

/s/ JOHN KENLON                       Director                                   December 11, 1997
-----------------------------------
John Kenlon

/s/ KAREN GORDON MILLS                Director                                   December 11, 1997
-----------------------------------
Karen Gordon Mills

/s/ JEAN H. MORDO                     Executive Vice President/Chief Financial   December 11, 1997
-----------------------------------   Officer/ Principal Accounting Officer
Jean H. Mordo

/s/ JOHN M. SULLIVAN                  Director                                   December 11, 1997
-----------------------------------
John M. Sullivan

/s/ L. JACK VAN FOSSEN                Director                                   December 11, 1997
-----------------------------------
L. Jack Van Fossen

                                      ----

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                                     FORM 10-K
                                                                                   ANNUAL REPORT
                                                                                   --------------
Consolidated Financial Statements of The Scotts Company and Subsidiaries
Report of Management                                                                    F-2
Report of Independent Accountants                                                       F-2
Consolidated Statements of Operations for the years ended September 30, 1997,           F-3
  1996 and 1995
Consolidated Statements of Cash Flows for the years ended September 30, 1997,           F-4
  1996 and 1995
Consolidated Balance Sheets at September 30, 1997 and 1996                              F-5
Consolidated Statements of Changes in Shareholders' Equity for the years ended          F-6
  September 30, 1997, 1996 and 1995
Notes to Consolidated Financial Statements                                          F-7 to F-22
Schedules Supporting the Consolidated Financial Statements:
Report of Independent Accountants on Financial Statement Schedules                      F-23
Valuation and Qualifying Accounts for the years ended September 30, 1997, 1996      F-24 to F-26
  and 1995

Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                                      ----

REPORT OF MANAGEMENT

     Management of The Scotts Company is responsible for the preparation, integrity and objectivity of the financial information presented in this Form 10-K. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, accordingly, include some amounts that are based on management's best judgments and estimates.
     Management is responsible for maintaining a system of accounting and internal controls which it believes are adequate to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements. The selection and training of qualified personnel, the establishment and communication of accounting and administrative policies and procedures, and a program of internal audits are important objectives of these control systems.
     The financial statements have been audited by Coopers & Lybrand L.L.P., independent accountants, selected by the Board of Directors. The independent accountants conduct a review of internal accounting controls to the extent required by generally accepted auditing standards and perform such tests and related procedures as they deem necessary to arrive at an opinion on the fairness of the financial statements in accordance with generally accepted accounting principles.
     The Board of Directors, through its Audit Committee consisting solely of non-management directors, meets periodically with management, internal audit personnel and the independent accountants to discuss internal accounting controls and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. Both internal audit personnel and the independent accountants have access to the Audit Committee with or without the presence of management.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of The Scotts Company

     We have audited the accompanying consolidated balance sheets of The Scotts Company and Subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Scotts Company and Subsidiaries as of September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

Coopers & Lybrand L.L.P.
Columbus, Ohio

October 24, 1997
     Except for Note 16
     to the consolidated financial statements, as to which the date is December 12, 1997.

                                      ----

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                     Consolidated Statements of Operations
          for the fiscal years ended September 30, 1997, 1996 and 1995
                     (in millions except per share amounts)

                                                       1997                 1996              1995
---------------------------------------------------------------------------------------------------
Sales                                                 $900.8               $751.9            $732.8
Cost of sales                                          573.6                512.4             498.8
                                                      ------               ------            ------
Gross profit                                           327.2                239.5             234.0
                                                      ------               ------            ------
Advertising and promotion                               83.9                 69.2              60.5
Selling, general and administrative                    130.5                116.6             109.4
Amortization of goodwill and other
  intangibles                                           10.2                  8.8               6.0
Other expense (income), net                              6.3                 17.1              (4.5)
                                                      ------               ------            ------
Income from operations                                  96.3                 27.8              62.6
Interest expense                                        26.7                 26.5              26.3
                                                      ------               ------            ------
Income before income taxes                              69.6                  1.3              36.3
Income taxes                                            30.1                  3.8              13.9
                                                      ------               ------            ------
Net income (loss)                                       39.5                 (2.5)             22.4
Preferred stock dividends                                9.8                  9.8               3.6
                                                      ------               ------            ------
Income (loss) applicable to common
  shareholders                                        $ 29.7               $(12.3)           $ 18.8
                                                      ======               ======            ======

Income (loss) per common share                        $ 1.35               $(0.65)           $ 0.99
                                                      ======               ======            ======
Common shares used in income (loss) per
  common share computation                              29.3                 18.8              22.6
                                                      ======               ======            ======

See Notes to Consolidated Financial Statements

                                      ----

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
          for the fiscal years ended September 30, 1997, 1996 and 1995
                                 (in millions)

                                                              1997               1996               1995
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                          $ 39.5             $ (2.5)            $ 22.4
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
       Depreciation                                            16.6               16.8               16.1
       Amortization                                            13.8               12.5                9.6
       Other expense (income), net                              5.6               15.0               (4.2)
       Deferred income taxes                                   (1.5)              (5.7)              (2.6)
       Changes in assets and liabilities:
         Accounts receivable                                   18.3               66.1              (35.2)
         Inventories                                           17.3               (4.9)             (23.0)
         Prepaid and other current assets                       0.4                2.1               (2.1)
         Accounts payable                                       1.1              (16.9)              12.0
         Accrued liabilities                                   12.7                0.6                9.6
       Other, net                                              (2.7)              (0.8)               1.8
                                                             ------             ------             ------
       Net cash provided by operating activities              121.1               82.3                4.4
                                                             ------             ------             ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property, plant and equipment                 (28.6)             (18.2)             (23.6)
  Proceeds from sale of equipment                               2.7                0.8                0.7
  Investment in affiliate                                     (46.6)                --               (0.2)
  Cash acquired in merger transactions with
    Miracle-Gro                                                  --                 --                6.4
  Proceeds from Peters(R) divestiture                            --                 --               10.0
                                                             ------             ------             ------
           Net cash used in investing activities              (72.5)             (17.4)              (6.7)
                                                             ------             ------             ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on term and other debt                                --                 --              (27.1)
  Net (payments) borrowings under revolving
    credit                                                    (28.7)             (48.5)              27.4
  Net (payments) borrowings under bank line of
    credit                                                     (8.6)               1.9               (1.8)
  Dividends on Class A Convertible Preferred
    Stock                                                      (9.8)             (12.2)              (1.1)
  Other, net                                                    0.9               (2.3)              (0.1)
                                                             ------             ------             ------
           Net cash used in financing activities              (46.2)             (61.1)              (2.7)
                                                             ------             ------             ------

Effect of exchange rate changes on cash                          --               (0.2)               1.3
                                                             ------             ------             ------
Net increase (decrease) in cash                                 2.4                3.6               (3.7)
Cash, beginning of period                                      10.6                7.0               10.7
                                                             ------             ------             ------
Cash, end of period                                          $ 13.0             $ 10.6             $  7.0
                                                             ======             ======             ======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest (net of amount capitalized)                       $ 24.2             $ 25.5             $ 23.8
  Income taxes paid                                            20.5                4.4               11.3
  Dividends declared not paid                                                                         2.4
  Businesses acquired:
    Fair value of assets acquired                             115.9                                 235.6
    Liabilities assumed and minority interest                 (69.2)                                (39.9)
    Debt issued                                                44.9
    Class A Convertible Preferred Stock issued                                                      177.3
    Warrants issued                                                                                  14.4

See Notes to Consolidated Financial Statements

                                      ----

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                          September 30, 1997 and 1996
                                 (in millions)

                                                                       1997                 1996
-------------------------------------------------------------------------------------------------
                                             ASSETS
Current Assets:
  Cash                                                                $ 13.0               $ 10.6
  Accounts receivable, less allowance for uncollectible
     accounts of $5.7 in 1997 and $4.1 in 1996                         104.3                110.4
  Inventories                                                          146.1                148.8
  Prepaid and other assets                                              22.4                 22.1
                                                                      ------               ------
     Total current assets                                              285.8                291.9
                                                                      ------               ------
Property, plant and equipment, net                                     146.1                139.5
Goodwill, net                                                          215.6                180.2
Other intangibles, net                                                 136.6                106.5
Other assets                                                             3.5                 13.6
                                                                      ------               ------
     Total Assets                                                     $787.6               $731.7
                                                                      ======               ======
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Revolving credit line and other short-term debt                     $  1.5               $  2.2
  Accounts payable                                                      54.1                 46.3
  Accrued liabilities                                                   57.8                 42.6
  Accrued taxes                                                         25.9                 19.7
                                                                      ------               ------
     Total current liabilities                                         139.3                110.8
                                                                      ------               ------
Term debt, less current portion                                        219.8                223.1
Other liabilities                                                       39.3                 33.5
                                                                      ------               ------
     Total Liabilities                                                 398.4                367.4
                                                                      ------               ------
Commitments and Contingencies
Shareholders' Equity:
  Class A Convertible Preferred Stock, no par value                    177.3                177.3
  Common shares, no par value per share, $.01 stated value
     per share, issued 21.1 shares in 1997 and 1996                      0.2                  0.2
  Capital in excess of par value                                       207.8                207.6
  Retained earnings                                                     50.1                 20.4
  Cumulative foreign currency translation account                       (4.3)                 2.2
  Treasury stock, 2.4 shares in 1997 and 2.5 shares in
     1996, at cost                                                     (41.9)               (43.4)
                                                                      ------               ------
  Total Shareholders' Equity                                           389.2                364.3
                                                                      ------               ------
     Total Liabilities and Shareholders' Equity                       $787.6               $731.7
                                                                      ======               ======

See Notes to Consolidated Financial Statements

                                      ----

                      THE SCOTTS COMPANY AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity
          for the fiscal years ended September 30, 1997, 1996 and 1995
                                 (in millions)

                          Class A                                                                           Cumulative
                        Convertible                                                                           Foreign
                      Preferred Stock      Common Shares      Capital in                 Treasury Stock      Currency
                      ----------------    ----------------    Excess of     Retained    ----------------    Translation
                      Shares    Amount    Shares    Amount    Par Value     Earnings    Shares    Amount      Account      Total
---------------------------------------------------------------------------------------------------------------------------
Balance, September
  30, 1994                                 21.1      $0.2       $193.4       $ 13.9      (2.4)    $(41.4)      $ 2.1       $168.2
Issuance of common
  shares held in
  treasury                                                                                          0.4                       0.4
Net income                                                                     22.4                                          22.4
Dividends                                                                      (3.6)                                         (3.6)
Foreign currency
  translation                                                                                                    2.0          2.0
Issuance of Class A
  Convertible
  Preferred Stock      .195     $177.3                                                                                      177.3
Issuance of
  warrants                                                        14.4                                                       14.4
Options outstanding                                               (0.3)                                                      (0.3)
---------------------------------------------------------------------------------------------------------------------------
Balance, September
  30, 1995             .195     177.3      21.1       0.2        207.5         32.7      (2.4)    (41.0)         4.1        380.8
Issuance of common
  shares held in
  treasury                                                         0.1                    0.4       7.4                       7.5
Purchase of common
  stock                                                                                  (0.5)     (9.8)                     (9.8)
Net loss                                                                       (2.5)                                         (2.5)
Dividends                                                                      (9.8)                                         (9.8)
Foreign currency
  translation                                                                                                   (1.9)        (1.9)
---------------------------------------------------------------------------------------------------------------------------
Balance, September
  30, 1996             .195     177.3      21.1       0.2        207.6         20.4      (2.5)    (43.4)         2.2        364.3
Issuance of common
  shares held in
  treasury                                                         0.2                    0.1       1.5                       1.7
Net Income                                                                     39.5                                          39.5
Dividends                                                                      (9.8)                                         (9.8)
Foreign currency
  translation                                                                                                   (6.5)        (6.5)
---------------------------------------------------------------------------------------------------------------------------
Balance, September
  30, 1997             .195     $177.3     21.1      $0.2       $207.8       $ 50.1      (2.4)    $(41.9)      $(4.3)      $389.2
---------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                                      ----

                      THE SCOTTS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    ALL AMOUNTS ARE IN MILLIONS EXCEPT PER SHARE DATA OR AS OTHERWISE NOTED.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     The Scotts Company is engaged in the manufacture and sale of lawn care and garden products. The Company's major customers include mass merchandisers, home improvement centers, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, golf courses, professional sports stadiums, lawn and landscape service companies, commercial nurseries and greenhouses, and specialty crop growers. The Company's products are sold in the United States, Canada, the United Kingdom, the European Union, the Caribbean, Southeast Asia, the Middle East, Africa, Australia, New Zealand, Mexico, Japan, and several Latin American Countries.

ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of The Scotts Company ("Scotts") and its wholly-owned subsidiaries, Hyponex Corporation ("Hyponex"), Republic Tool and Manufacturing Corp. ("Republic"), Scotts-Sierra Horticultural Products Company ("Sierra"), Scotts' Miracle-Gro Products, Inc. ("Miracle-Gro"), and Miracle Holdings Limited ("Miracle Holdings"), collectively, the "Company". All material intercompany transactions have been eliminated.

REVENUE RECOGNITION

     Revenue generally is recognized when products are shipped. For certain large multi-location customers, revenue is recognized when products are shipped to intermediate locations and ownership is acknowledged by the customer.

RESEARCH AND DEVELOPMENT

     All costs associated with research and development are charged to expense as incurred. Expense for fiscal 1997, 1996 and 1995 was $10.0, $10.6, and $11.0, respectively.

ADVERTISING AND PROMOTION

     The Company advertises its branded products through national and regional media, and through cooperative advertising programs with retailers. Retailers are also offered pre-season stocking and in-store promotional allowances. Certain products are also promoted with direct consumer rebate programs. Costs for these advertising and promotional programs are generally expensed ratably over the year in relation to revenues or related performance measures.

INCOME TAXES

     The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of the assets and liabilities using enacted tax rates.

NET INCOME PER COMMON SHARE

     Net income per common share is based on the weighted-average number of common shares and dilutive common share equivalents (stock options, convertible preferred stock and warrants) outstanding each period.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. The most significant of these estimates are related to the allowance for doubtful accounts, inventory valuation reserves, expected useful lives assigned to property, plant and equipment and goodwill and other intangible assets, legal and environmental accruals, post-retirement benefits, marketing promotional and consumer rebate liabilities, income taxes and contingencies. Although these estimates are based on

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

management's best knowledge of current events and actions the Company may undertake in the future, actual results ultimately may differ from the estimates.

INVENTORIES

     Inventories are principally stated at the lower of cost or market, determined by the FIFO method; however, certain inventories of Hyponex (primarily organics products) are accounted for by the LIFO method. At September 30, 1997 and 1996, approximately 13.8% and 15.0% of inventories, respectively, are valued at the lower of LIFO cost or market. Inventories include the cost of raw materials, labor and manufacturing overhead.
     The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value. Inventories, net of provisions of $11.8 and $8.7 as of September 30, 1997 and 1996, respectively, consisted of:

                                                         1997         1996
          ----------------------------------------------------------------
          Finished Goods.............................  $102.8       $ 96.7
          Raw Materials..............................    42.8         51.9
                                                       ------       ------
          FIFO Cost..................................   145.6        148.6
          LIFO Reserve...............................     0.5          0.2
                                                       ------       ------
                                                       $146.1       $148.8
                                                       ------       ------

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

          Land improvements...............................    10-25 years
          Buildings.......................................    10-40 years
          Machinery and equipment.........................     3-15 years
          Furniture and fixtures..........................     6-10 years
          Software........................................     3- 4 years

     Property, plant and equipment at September 30, 1997 and 1996 consisted of the following:

                                                        1997         1996
          ---------------------------------------------------------------
          Land and improvements...................    $ 27.6       $ 28.4
          Buildings...............................      44.9         44.3
          Machinery and equipment.................     136.8        137.8
          Furniture and fixtures..................      11.5         11.5
          Software................................       3.2          1.8
          Construction in progress................      24.5         10.5
                                                      ------       ------
                                                       248.5        234.3
          Less accumulated depreciation...........     102.4         94.8
                                                      ------       ------
                                                      $146.1       $139.5
                                                      ------       ------

INTANGIBLE ASSETS

     Goodwill arising from business acquisitions is amortized over 40 years on a straight-line basis. Other intangible assets consist primarily of patents and debt issuance costs. Debt issuance costs are being amortized over the terms of the various agreements. Patents and trademarks are being amortized on a straight-line basis over periods varying from 7 to 40 years. Accumulated amortization at September 30, 1997 and 1996 was $68.9 and $55.8, respectively.
     Goodwill and identifiable trademarks associated with the January 3, 1997 purchase of the remaining interest in Miracle Holdings, including its subsidiary, Miracle Garden Care Limited ("MGC"), are $40.5 and $37.1, respectively, as of September 30, 1997. See Note 3.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Company management periodically assesses the recoverability of goodwill, trademarks and other intangible assets by determining whether the amortization of such assets over the remaining lives can be recovered through projected undiscounted net cash flows produced by such assets. In fiscal 1995, goodwill was reduced by $3.5 related to the disposition of the Peters([) U.S. consumer water-soluble fertilizer business.

FOREIGN EXCHANGE INSTRUMENTS

     The Company has historically entered into forward foreign exchange contracts and purchased currency options to hedge its exposure to fluctuations in foreign currency exchange rates. These contracts generally involve the exchange of one currency for a second currency at some future date. Counterparties to these contracts are major financial institutions. Gains and losses on these contracts generally offset gains and losses on the assets, liabilities and transactions being hedged. Effective in the second quarter of fiscal 1997, the Company significantly reduced this program, while it reassesses its foreign exchange policy in light of actions taken internally to reduce such exposures.
     Realized and unrealized foreign exchange gains and losses are recognized and offset foreign exchange gains or losses on the underlying exposures. Unrealized gains and losses that are designated and effective as hedges on such transactions are deferred and recognized in income in the same period as the hedged transactions. The net unrealized loss deferred at September 30, 1997 was not material.
     At September 30, 1997, the Company's European operations had foreign exchange risk in various European currencies tied to the Dutch Guilder. These currencies are the Australian Dollar, Belgian Franc, German Mark, Spanish Peseta, Italian Lire, French Franc, British Pound and U.S. Dollar. The Company's U.S. operations had foreign exchange rate risk in the Canadian Dollar, Dutch Guilder and British Pound which are tied to the U.S. Dollar. As of September 30, 1997, MGC had outstanding forward foreign exchange contracts with a contract value of approximately 15.1 Dutch Guilders. These contracts have maturity dates ranging from March 12, 1998 to March 30, 1998.
     All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated into U.S. dollar equivalents at year-end exchange rates. Translation gains and losses are accumulated as a separate component of shareholders' equity. Income and expense items are translated at average monthly exchange rates. Cumulative foreign currency translation balances were a loss of $4.3 and a gain of $2.2 as of September 30, 1997 and 1996, respectively. Foreign currency transaction gains and losses are included in determining net income.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' financial statements to conform to fiscal 1997 classifications.

2. OTHER EXPENSE (INCOME), NET

     Other expense (income), net consisted of the following for the fiscal years ended September 30:

                                                         1997        1996        1995
          ---------------------------------------------------------------------------
          Royalty income..............................  $(2.0)      $(1.0)      $(0.9)
          Asset valuation charges.....................    6.0        12.8          --
          Restructuring severance.....................    0.3         4.9          --
          Foreign currency loss.......................     --         1.2         0.3
          Gain on divestiture.........................     --          --        (4.2)
          Other, net..................................    2.0        (0.8)        0.3
                                                         ----       -----       -----
          Total.......................................  $ 6.3       $17.1       $(4.5)
                                                         ----       -----        ----

     During fiscal 1997, the Company recorded $6.0 asset valuation charges related to the sale of a water-soluble fertilizer plant, the write-down of packaging equipment rendered obsolete by the changeover to plastic packaging and provisions for other under-utilized productive assets.
     During fiscal 1996, the Company recorded $17.7 of unusual, non-recurring charges as part of management's plan to reduce costs, improve operating efficiencies and return to future profitable growth. This program was substantially completed as of September 30, 1996 and included the cost of exiting certain facilities, asset impairments due to production and product realignments, and employee severance costs. These unusual charges included: (1) $4.9 for severance costs due to the elimination of 140 associate positions; (2) $3.5 for previously deferred packaging costs for

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

products that are being eliminated or for planned packaging changes; and (3) $9.3 related to the write-down of various under-utilized or idle assets, including several plant closings.

3. MERGERS AND ACQUISITIONS

MGC

     Effective January 3, 1997, the Company acquired the approximately two-thirds interest in Miracle Holdings which the Company did not already own for approximately $46.6. Miracle Holdings owns MGC, a manufacturer and distributor of lawn and garden products in the United Kingdom.
     The following unaudited pro forma results of operations give effect to the Miracle Holdings acquisition as if it had occurred on October 1, 1995.

                                                         1997         1996
          ----------------------------------------------------------------
          Net sales..................................  $912.2       $804.9
          Net income.................................    38.4         (2.4)
          Income per common share....................    1.31        (0.64)
                                                       ------       ------

     The pro forma information provided does not purport to be indicative of actual results of operations if the Miracle Holdings acquisition had occurred as of October 1, 1995, and is not intended to be indicative of future results or trends.

MIRACLE-GRO

     Effective May 19, 1995, the Company completed the merger transactions with Stern's Miracle-Gro Products, Inc. ("Miracle-Gro Products") and affiliated companies (the "Miracle-Gro Companies") for an aggregate purchase price of approximately $195.7. The consideration was comprised of $195.0 face amount of Class A Convertible Preferred Stock of Scotts with a fair value of $177.3, warrants to purchase 3.0 common shares of Scotts with a fair value of $14.4 and $4.0 of estimated transaction costs. The Preferred Stock has a dividend yield of 5.0% and is convertible into common shares of Scotts at $19.00 per share. The warrants are exercisable for 1.0 common shares at $21.00 per share, 1.0 common shares at $25.00 per share and 1.0 common shares at $29.00 per share. The fair value of the warrants has been included in capital in excess of par value in the Company's balance sheet. See Note 7 for additional information.
     The Miracle-Gro Companies are engaged in the marketing and distribution of plant foods and lawn and garden products primarily in the United States and Canada and Europe. On December 31, 1994, Miracle-Gro Products Limited ("MG Limited"), a subsidiary of Miracle-Gro, entered into an agreement to exchange its equipment and a license for distribution of Miracle-Gro products in certain areas of Europe for an approximately one-third equity interest in MGC. As previously mentioned, the remaining approximately two-thirds interest was purchased effective January 3, 1997.
     The Federal Trade Commission ("FTC") in granting permission for the acquisition of the Miracle-Gro Companies, required that the Company divest its Peters(R) line of consumer water-soluble fertilizers. See Note 2.
     The merger transactions have been accounted for using the purchase method. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of purchase price over the estimated fair values of the net assets acquired ("goodwill") of approximately $87.2 and trademarks of $90.0 are being amortized on a straight-line basis over 40 years. The Miracle-Gro Companies' results of operations have been included in the Consolidated Statements of Operations from the acquisition date of May 19, 1995.

4. PENSION

     Scotts and Sierra have defined benefit pension plans covering substantially all full-time U.S. associates who have completed one year of eligible service and reached the age of 21. The benefits under these plans are based on years of service and the associates' average final compensation for the Scotts plan and for Sierra salaried employees and stated amounts for Sierra hourly employees. The Company's funding policy, consistent with statutory requirements and tax considerations, is based on actuarial computations using the Projected Unit Credit method.
     In September 1997, management, in conjunction with the decision to offer a new defined contribution retirement savings plan to Company associates, decided to suspend benefits under the above-defined benefit plans. The decision will significantly consolidate the number of retirement plans that are currently sponsored by the Company. The

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

suspension of benefits under the defined benefit plans was accounted for as a curtailment under SFAS No. 88 ("Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits"). The gain recognized from the reduction of the projected benefit obligation was offset by the recognition of previously unrecognized net losses and obligations.
     The following table sets forth the plans' funded status and the related amounts recognized in the Consolidated Balance Sheets, as well as the funded status of the plans prior to curtailment.

                                                            September 30,

                                                --------------------------------------

                                                  Post-          Pre-
                                               Curtailment    Curtailment
                                                  1997           1997            1996
          ----------------------------------------------------------------------------
          Actuarial present value of benefit
            obligations:
              Accumulated benefit obligation:
                   Vested benefits...........    $ (42.5)       $ (42.5)        $(35.7)
                   Nonvested benefits........       (7.4)          (7.4)          (7.2)
              Additional obligation for
                projected compensation
                increases....................         --          (10.8)          (9.4)
                                                 -------        -------          -----
          Projected benefit obligation for
            service rendered to date.........      (49.9)         (60.7)         (52.3)
          Plan assets at fair value,
            primarily corporate bonds, U.S.
            bonds and cash equivalents.......       53.9           53.9           48.1
                                                 -------        -------          -----
          Plan assets greater (less) than
            projected benefit obligations....        4.0           (6.8)          (4.2)
          Unrecognized net asset being
            amortized over 11 1/2 years......         --            0.2           (0.1)
          Unrecognized net loss..............         --           10.3            7.0
                                                 -------        -------          -----
          Prepaid pension costs..............    $   4.0        $   3.7         $  2.7
                                                 -------        -------          -----

     Pension cost includes the following components:

                                                               Fiscal year ended
                                                                 September 30,
                                                           ----------------------

                                                           1997        1996     1995
          ---------------------------------------------------------------------------
          Service cost...................................  $ 1.9       $ 1.8    $ 1.7
          Interest cost..................................    4.1         3.8      3.3
          Actual return on plan assets...................   (7.0)       (4.3)    (5.1)
          Net amortization and deferral..................    2.8         0.6      2.0
                                                           -----       ---- -   ---- -
          Net pension cost...............................  $ 1.8       $ 1.9    $ 1.9
                                                            ----        ----     ----

     The weighted-average settlement rate used in determining the actuarial present value of the projected benefit obligation was 7.25% as of September 30, 1997 and 8% as of September 30, 1996 and 1995. Future compensation was assumed to increase 4% annually for fiscal 1997, 1996 and 1995. The expected long-term rate of return on plan assets was 9% in fiscal 1997, 1996 and 1995.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table sets forth the funded status and the related amounts recognized in the Consolidated Balance Sheets for defined benefit plans which exist as of September 30, 1997 for MGC and Scotts Europe B.V. on a combined basis:

          Actuarial present value of benefit obligation:
            Accumulated benefit obligation:
              Vested benefits..................................   $(13.8)
              Non-vested benefits..............................       --
            Additional obligation for projected compensation
              increases........................................     (4.1)
                                                                  ------
          Projected benefit obligation for service rendered to
            date...............................................    (17.9)
          Plan assets at fair value............................     14.7
                                                                  ------
          Plan assets less than projected benefit obligation...     (3.2)
          Unrecognized liability...............................      0.3
                                                                  ------
          Net pension liability................................   $ (2.9)
                                                                   -----

     The Company has a non-qualified supplemental pension plan covering certain employees which provides for incremental pension payments from the Company's funds so that total pension payments equal amounts that would have been payable from the Company's pension plans if it were not for limitations imposed by income tax regulations. Similar to the qualified plans, benefits under this plan were also suspended effective September 1997. Prior to curtailment, the projected benefit obligation under this non-funded plan was $1.7 and the recorded obligation net of unrecognized items was $1.1. The recorded obligation at September 30, 1997 was increased to $1.4 based on management's decision to curtail the plan. The projected benefit obligation was $1.9 at September 30, 1996. Pension expense for the plan was $0.2, $0.3 and $0.4 in fiscal 1997, 1996 and 1995, respectively.

5. ASSOCIATE BENEFITS

     The Company provides comprehensive major medical benefits to some of its retired associates and their dependents. Substantially all of the Company's associates become eligible for these benefits if they retire at age 55 or older with more than ten years of service. The plan requires certain minimum contributions from retired associates and includes provisions to limit the overall cost increases the Company is required to cover. The Company funds its portion of retiree medical benefits on a pay-as-you-go basis.
     Prior to October 1, 1993, the Company effected several changes in plan provisions, primarily related to current and ultimate levels of retiree and dependent contributions. Retirees as of October 1, 1993 are entitled to benefits existing prior to these plan changes. These plan changes resulted in a reduction in unrecognized prior service cost, which is being amortized over future years.
     Net periodic postretirement benefit cost includes the following components:

                                                       Fiscal year ended
                                                         September 30,
                                                   ----------------------

                                                    1997        1996     1995
          -------------------------------------------------------------------
          Service cost--benefits attributed to
            associate
              service during the year............  $ 0.3       $ 0.4    $ 0.4
          Interest cost on accumulated
            postretirement
              benefit obligation.................    1.1         1.5      1.5
          Amortization of prior service costs and
            gains
              from changes in assumptions........   (1.2)       (0.9)    (0.9)
                                                    ----        ----     ----
          Net periodic postretirement benefit
            cost.................................  $ 0.2       $ 1.0    $ 1.0
                                                    ----        ----     ----

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table sets forth the retiree medical plan status reconciled to the amount included in the Consolidated Balance Sheets, as of September 30, 1997 and 1996.

                                                         1997        1996
          ----------------------------------------------------------------
          Accumulated postretirement benefit
            obligation:
              Retirees.................................  $ 7.8       $10.6
              Fully eligible active plan
                participants...........................    0.4         0.2
              Other active plan participants...........    7.6         7.3
                                                         -----       -----
          Total accumulated postretirement
              benefit obligation.......................   15.8        18.1
          Unrecognized prior service cost..............    5.8         6.8
          Unrecognized gain from
              changes in assumptions...................    5.0         2.3
                                                         -----       -----
          Accrued postretirement benefit cost            $26.6       $27.2
                                                         -----       -----

     The discount rates used in determining the accumulated postretirement benefit obligation were 7.25% and 8.0% in fiscal 1997 and 1996, respectively. For measurement purposes, an 8.5% and 9% annual rate of increase in per capita cost of covered retiree medical benefits was assumed for 1997 and 1996, respectively; the rate was assumed to decrease gradually to 5.5% through the year 2004 and remain at that level thereafter. A 1% increase in the health care cost trend rate assumptions would increase the accumulated postretirement benefit obligation as of September 30, 1997 and 1996 by $1.0 and $1.2, respectively.
     Both Scotts and Hyponex have defined contribution profit sharing plans. Both plans provide for associates to become participants following one year of service. The Hyponex plan also requires associates to have reached the age of 21 for participation. The plans provide for annual contributions which are entirely at the discretion of the respective Board of Directors. Contributions are allocated among the participants employed as of the last day of the calendar year, based upon participants' earnings. Each participant's share of the annual contributions vest according to the provisions of the plans. The Company has provided a profit sharing provision for the plans of $2.3, $0.9 and $1.5 for fiscal 1997, 1996 and 1995, respectively. The Company's policy is to deposit the contributions with the trustee in the following year.
     Sierra has a savings and investment plan ("401K Plan") for certain salaried U.S. employees. Participants may make voluntary contributions to the plan between 2% and 16% of their compensation. Sierra contributes the lesser of 50% of each participant's contribution or 3% of each participant's compensation. Sierra's contributions for fiscal 1997 and 1996 were not material.
     The Company is self-insured for certain health benefits up to $0.2 per occurrence per individual. The cost of such benefits is recognized as expense in the period the claim occurred. This cost was $7.9, $9.4 and $7.9 in fiscal 1997, 1996 and 1995, respectively. The Company is self-insured for State of Ohio workers compensation up to $0.5 per claim. Claims in excess of stated limits of liability and claims for workers compensation outside of the State of Ohio are insured with commercial carriers.

6. DEBT

                                                          September 30,
                                                       ------------------

                                                        1997         1996
          ----------------------------------------------------------------
          Revolving credit line......................  $121.8       $125.7
          9 7/8% Senior Subordinated Notes $100 face
            amount (net of unamortized discount).....    99.4         99.4
          Capital lease obligations and other........     0.1          0.2
                                                       ------       ------
                                                        221.3        225.3
          Less current portions......................     1.5          2.2
                                                       ------       ------
                                                       $219.8       $223.1
                                                       ------       ------

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Maturities of term debt and capital leases for the next five fiscal years are as follows:

                              (in millions)
          -------------------------------------------------------------
          1998.................................................     1.5
          1999.................................................      --
          2000.................................................   120.4
          2001.................................................      --
          2002.................................................      --
          Thereafter...........................................   100.0

     On December 23, 1996, the Company entered into an amendment to the Fourth Amended and Restated Credit Agreement (the "Agreement") with Chase Manhattan Bank ("Chase") and various participating banks. The amendment provides, on an unsecured basis, up to $425 to the Company, which represents an increase of $50 to the revolving credit facility, and establishes a $100 sub-tranche to be available in U.K. Pounds Sterling.
     Other provisions of the Agreement, including an uncommitted advance facility and a committed revolving credit facility through the scheduled termination date of March 31, 2000, remain substantially the same. The Agreement contains a requirement limiting the maximum amount borrowed to $225 for a minimum of 30 consecutive days each fiscal year.
     Interest pursuant to the competitive advance facility is determined by auction. Interest pursuant to the revolving credit facility is at a floating rate initially equal, at the Company's option, to the Alternate Base Rate as defined in the Agreement without additional margin or the Eurodollar Rate as defined in the Agreement plus a margin of .3125% per annum, which margin may be decreased to .25% or increased up to .625% based on the changes in the unsecured debt ratings of the Company. Applicable interest rates for the various borrowing facilities ranged from 5.86% to 8.50% at September 30, 1997. The Agreement provides for the payment of an annual administration fee of $0.1 and a facility fee of .1875% per annum, which fee may be reduced to .15% or increased up to
 .375% based on the unsecured debt ratings of the Company.
     The Agreement contains certain financial and operating covenants, including maintenance of interest coverage ratios, maintenance of consolidated net worth, and restrictions on additional indebtedness and capital expenditures. Dividends and stock repurchases are restricted only in the event of default.
     At September 30, 1997, the Company had available an unsecured $2.0 line of credit with a bank, which is renewable annually. Amounts outstanding at September 30, 1997 and 1996 were $1.4 and $2.0, respectively.
     On July 19, 1994, the Company issued $100.0 principal amount of 9 7/8% Senior Subordinated Notes. The Notes are subject to redemption, at the option of the Company, in whole or in part at any time on or after August 1, 1999 at a declining premium to par until 2001 and at par thereafter and are not subject to sinking fund requirements. The fair market value of the 9 7/8% Senior Subordinated Notes, estimated based on the quoted market prices for same or similar issues, was approximately $107.8 at September 30, 1997. The Notes are subject to certain covenants limiting, among other things, indebtedness of subsidiaries, dividends and other payment restrictions.

7. SHAREHOLDERS' EQUITY
(in millions except per share amounts and certain number of shares specifically noted)

                        Stock                   1997                1996
          ------------------------------------------------------------------
          Class A Convertible Preferred
            Stock, no par value:
              Authorized...................  .195 shares         .195 shares
              Issued.......................  .195 shares         .195 shares
          Common shares, no par value
              Authorized...................  50.0 shares         50.0 shares
              Issued.......................  21.1 shares         21.1 shares

     Effective with the Miracle-Gro Companies merger transactions, $195.0 face amount of Class A Convertible Preferred Stock was issued as part of the purchase price. This Preferred Stock is convertible into 10.3 common shares at $19.00 per common share. Additionally, warrants to purchase 3.0 common shares of Scotts were issued as part of the purchase price. The warrants are exercisable for 1.0 common shares at $21.00 per share, 1.0 common shares at $25.00 per share and 1.0 common shares at $29.00 per share. The exercise term for the warrants expires Septem-

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ber 2003. The fair value of the warrants at issuance has been included in capital in excess of par value in the Company's balance sheet.
     The Class A Convertible Preferred Stock has certain voting restrictions and limits the shareholders from acquiring additional voting securities of the Company. The Class A Convertible Preferred Stock is subject to redemption at any time after May 19, 2000 for $0.001 per share plus accrued unpaid dividends. Both the Class A Convertible Preferred Stock and the warrants have limits on transferability.
     Under The Scotts Company 1992 Long Term Incentive Plan (the "Plan"), stock options, stock appreciation rights and performance share awards were granted to officers and other key employees of the Company. The Plan also provided for the grant of stock options to non-employee directors of the Company. The maximum number of common shares that may be issued upon the exercise of options granted under the Plan is 1.7, plus the number of shares surrendered to exercise options (other than director options) granted under the Plan, up to a maximum of 1.0 surrendered shares.
     Under The Scotts Company 1996 Stock Option Plan (the "1996 Plan"), stock options may be granted to officers, other key employees and non-employee directors of the Company. The maximum number of common shares that may be issued under the 1996 Plan is 3.0.
     Aggregate stock option activity consists of the following (Number of shares in following table are actual):

                                                              Fiscal Year Ended September 30,

                                     ------------------------------------------------------------------------------

                                             1997                          1996                          1995
                                    -----------------------       -----------------------       -----------------------
                                    Number of     Wtd. Avg.       Number of     Wtd. Avg.       Number of     Wtd. Avg.
                                      Shares        Price           Shares        Price           Shares        Price
                                    -----------------------------------------------------------------------------
Balance at October 1.............   1,546,016     $16.7289        1,662,125     $16.5122         1,364,589    $16.3619
Options granted..................   1,130,500      20.1776          482,000      18.2900           435,420     17.4788
Options exercised................     (81,520)     12.7233         (429,558)     17.1706           (26,870)    16.2450
Options canceled.................      (8,166)     19.2678         (168,551)     18.1324          (111,014)    19.2273
                                     --------     --------         --------     --------          --------    --------
Balance at September 30..........   2,586,830     $18.3515        1,546,016     $16.7288         1,662,125    $16.5122
                                    ---------     ---------       ---------     ---------         --------    ---------
Exercisable at September 30......   1,520,825     $17.3021        1,150,688     $16.2284           575,938    $14.9759

     The following summarizes certain information pertaining to stock options outstanding and exercisable at September 30, 1997 (Number of shares in following table are actual):

                                                           OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                                   ------------------------------------       -----------------------
                                                                Wtd. Avg.    Wtd. Avg.                     Wtd. Avg.
                    Range of                        No. of      Remaining     Exercise         No. of       Exercise
                Exercise Prices                     Options       Life         Price           Options       Price
---------------------------------------------------------------------------------------------------------------------
$9.90...........................................      86,364         4.08     $ 9.9000           86,364     $ 9.9000
$15.50-$17.75...................................   1,104,932         6.83      16.7020        1,021,929      16.6822
$18.00-$20.75...................................     947,534         9.01      19.1020          194,202      18.3387
$21.13-$22.89...................................     345,000         8.78      21.4464          188,331      21.5199
$26.25-$28.00...................................     103,000         9.74      26.6911           29,999      26.5416
                                                    --------                 ---------         --------    ---------
                                                   2,586,830                  $18.3515        1,520,825     $17.3021
                                                    --------                 ---------         --------    ---------

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which changes the measurement, recognition and disclosure standards for stock-based compensation. The Company, as allowable, has adopted SFAS No. 123 for disclosure purposes only.
     The fair value of each option granted has been estimated on the grant date using the Black-Scholes option-pricing model based on the following assumptions for those granted in fiscal 1997 and 1996: (1) expected market-price volatility of 22.48% and 21.85%, respectively; (2) risk-free interest rates of 6.6% and 6.1%, respectively; and (3) expected life of options of 6 years. The estimated weighted-average fair value of options granted during fiscal 1997 and 1996 are $8.8 and $3.2, respectively.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Had compensation expense been recognized for fiscal 1997 and 1996 in accordance with provisions of SFAS No. 123, the Company would have recorded net income and earnings per share as follows:

                                                         1997         1996
          ----------------------------------------------------------------
          Net income (loss) used in per share
            calculation...............................  $37.3       $(12.9)
          Net Income (loss) per share.................  $1.27       $ (.69)

8. NET INCOME (LOSS) PER COMMON SHARE

     The following table presents information necessary to calculate net income
(loss) per common share.

                                                 Year Ended September 30,
                                                 ------------------------
                                                 1997         1996     1995
          ------------------------------------------------------------------
          Net income (loss)                      $39.5       $ (2.5)   $22.4
          Class A Convertible Preferred Stock
            dividend                                --         (9.8)      --
                                                 -----       ------    -----
          Income (loss) used in income (loss)
            per common share calculation         $39.5       $(12.3)   $22.4
                                                 =====       ======    =====
          Weighted-average common shares
            outstanding during the period         18.6         18.8     18.7
          Assuming conversion of Class A
            convertible Preferred Stock           10.3           --      3.7
          Assuming exercise of options             0.3           --      0.2
          Assuming exercise of warrants            0.1           --       --
                                                 -----       ------    -----
          Weighted-average number of common
            shares outstanding and dilutive
            common share equivalents              29.3         18.8     22.6
                                                 =====       ======    =====

          Income (loss) per common share         $1.35       $(0.65)   $0.99
                                                 -----        -----    -----

     The earnings per share computation is based on the weighted-average number of common shares and dilutive common share equivalents (stock options, Class A Convertible Preferred Stock and warrants) outstanding during each period. The common share equivalents were not considered in the loss per share computation for the year ended September 30, 1996 because they were antidilutive for such period.
     For fiscal 1997, 1996 and 1995, fully diluted income per common share is considered to be the same as primary income per common share.
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS"). FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company plans to adopt FAS 128 in the first quarter of fiscal 1998. If FAS 128 had been adopted at September 30, 1997, basic and diluted EPS would have been:

                                                  YEAR ENDED SEPTEMBER 30,
                                                  ------------------------

                                                 1997         1996     1995
          ------------------------------------------------------------------
          Basic EPS                              $1.60       $(0.65)   $1.01
          Diluted EPS                            $1.35       $(0.65)   $0.99

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES

     The provision for income taxes consists of the following:

                                                   YEAR ENDED SEPTEMBER 30,
                                                   ------------------------
                                                  1997        1996     1995
          ------------------------------------------------------------------
          Currently payable:
            Federal.............................  $21.6       $ 4.2    $ 9.4
            State...............................    3.4         2.5      2.6
            Foreign.............................    6.6         2.8      4.5
          Deferred:
            Federal.............................   (1.3)       (5.1)    (2.2)
            State...............................   (0.2)       (0.6)    (0.4)
                                                  -----       -----    -----
          Income tax expense....................  $30.1       $ 3.8    $13.9
                                                  -----       -----    -----

     The components of the net deferred tax asset are as follows:

                                                           SEPTEMBER 30,
                                                         -----------------
                                                         1997         1996
          -----------------------------------------------------------------
          Assets
            Accounts receivable.......................  $ (0.3)      $  1.0
            Inventories...............................     6.8          5.6
            Accrued liabilities.......................    11.0         10.5
            Postretirement benefits...................    10.5         10.7
            Other.....................................     5.6          4.5
                                                         -----        -----
            Gross deferred tax assets.................    33.6         32.3
          Liabilities
            Property, plant and equipment.............   (21.3)       (19.1)
                                                         -----        -----
            Net asset.................................  $ 12.3       $ 13.2
                                                         -----        -----

     The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets at September 30 are:

                                                         1997         1996
          -----------------------------------------------------------------
          Net current asset                             $ 19.0       $ 18.4
          Net non-current liability                       (6.7)        (5.2)
                                                         -----        -----
          Net asset                                     $ 12.3       $ 13.2
                                                         -----        -----

     A reconciliation of the Federal corporate income tax rate and the effective tax rate on income before income taxes is summarized below:

                                                 YEAR ENDED SEPTEMBER 30,
                                                -------------------------
                                                1997        1996      1995
          ----------------------------------------------------------------
          Statutory income tax rate...........  35.0%        35.0%    35.0%
          Pension amortization................  0.1           6.3     0.1
          Meals and entertainment.............  0.4          17.6     0.9
          Peters sale.........................   --            --     (3.0)
          Goodwill amortization and other
            permanent differences resulting
            from purchase accounting..........  4.2         206.9     3.4
          State taxes, net of federal
            benefit...........................  3.0          97.6     4.4
          Reversal of previous tax
            contingencies.....................  (0.8)       (42.0)    (3.9)
          Equity income of affiliate..........   --         (13.8)    0.7
          Other...............................  1.3          (5.3)    0.7
                                                ----        -----     ----
          Effective income tax rate...........  43.2%       302.3%    38.3%
                                                ----         ----     ----

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company acquired certain tax credit carryforwards in connection with its acquisition of Sierra. Net operating loss carryforwards in foreign jurisdictions total $3.4, of which $3.0 can be carried forward indefinitely. The use of these acquired carryforwards is subject to limitations imposed by the tax laws of each applicable country.

10. OPERATING LEASES

     The Company leases buildings, land and equipment under various noncancellable lease agreements for periods of two to six years. The lease agreements generally provide that the Company pay taxes, insurance and maintenance expenses related to the leased assets. Certain lease agreements contain purchase options. At September 30, 1997, future minimum lease payments were as follows:

          1998.................................................   $11.9
          1999.................................................     8.4
          2000.................................................     4.9
          2001.................................................     3.3
          2002.................................................     0.9
          Thereafter...........................................     0.1
                                                                  -----
          Total minimum lease payments.........................   $29.5
                                                                  =====

     The Company also leases transportation and production equipment under various one-year operating leases, which provide for the extension of the initial term on a monthly or annual basis. Total rental expenses for operating leases were $12.3, $14.0 and $14.7 for fiscal 1997, 1996 and 1995, respectively.

11. COMMITMENTS AND CONTINGENCIES

     Seed production agreements obligate the Company to make future purchases based on estimated yields. Seed purchases under production agreements for fiscal 1997, 1996 and 1995 were approximately $13.5, $11.4 and $6.9, respectively. At September 30, 1997, estimated annual seed purchase commitments were as follows:

         1998............................................   $16.1
         1999............................................    15.9
         2000............................................     7.5
         2001............................................     4.7
         2002............................................     0.7

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

OHIO ENVIRONMENTAL PROTECTION AGENCY

     The Company has been assessing and, as required, addressing certain environmental issues regarding the wastewater treatment plants currently operating at the Marysville facility. Specifically, it has been considering whether to upgrade the existing treatment plants or to undertake to connect the facility's wastewater system with the City of Marysville's municipal treatment system. Additionally, the Company has been assessing, under Ohio's new Voluntary Action Program ("VAP"), the possible remediation of several discontinued on-site waste disposal areas dating back to the early operations of its Marysville facility.
     In February 1997, the Company learned that the Ohio Environmental Protection Agency ("OEPA") was referring certain matters relating to environmental conditions at the Company's Marysville site, including the existing wastewater treatment plants and the discontinued on-site waste disposal areas, to the Ohio Attorney General's Office ("OAG"). Representatives from the OEPA, the OAG and the Company subsequently met on several occasions, and continue to meet, to discuss these issues.
     In June 1997, the Company received formal notice of an enforcement action and draft Findings and Orders ("F&O") from the OEPA. The draft F&O elaborated on the subject of the referral to the OAG alleging: potential surface water violations relating to possible historical sediment contamination possibly impacting water quality; inadequate treatment capabilities of the Company's existing and currently permitted wastewater treatment plants; and that the

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marysville site is subject to corrective action under the Resource Conservation Recovery Act ("RCRA"). In late July 1997, the Company received a draft judicial consent order from the OAG which covers many of the same issues contained in the draft F&O including RCRA corrective action.
     In accordance with the Company's past efforts to enter into Ohio's VAP, the Company submitted to the OEPA a "Demonstration of Sufficient Evidence [of] VAP Eligibility Compliance" on July 8, 1997. Among other issues contained in the VAP submission, was a description of the Company's ongoing efforts to assess potential environmental impacts of the discontinued on-site waste disposal areas as well as potential remediation efforts. Pursuant to the statutes covering VAP, an eligible participant in the program is not subject to State enforcement actions for those environmental matters being addressed. On October 21, 1997, the Company received a letter from the Director of the OEPA denying VAP eligibility based upon the timeliness of and completeness of the submittal. The Company has appealed the Director's action to the Environmental Review Appeals Commission.
     The Company is continuing to meet with the OAG and the OEPA in an effort to negotiate an amicable resolution of these issues but is unable at this stage to predict the outcome of the negotiations. The Company believes that it has viable defenses to the State's enforcement action, including that it had been proceeding under VAP to address certain environmental issues, and will assert those defenses in any such action.
     The Company does not believe the ultimate outcome of any proceedings which may result from the OEPA's referral of these matters to the OAG will have a material adverse effect on the business or the financial condition of the Company but is unable, at this stage, to predict the outcome of the issues. Many of the issues raised by the State are already being investigated and addressed by the Company during the normal course of conducting business.

LAFAYETTE

     In July 1990, the Philadelphia District of the U.S. Army Corps of Engineers ("Corps") directed that peat harvesting operations be discontinued at Hyponex's Lafayette, New Jersey facility, based on its contention that peat harvesting and related activities result in the "discharge of dredged or fill material into waters of the United States" and therefore require a permit under Section 404 of the Clean Water Act. In May 1992, the United States filed suit in the U.S. District Court for the District of New Jersey seeking a permanent injunction against such harvesting, and civil penalties in an unspecified amount. If the Corps' position is upheld, it is possible that further harvesting of peat from this facility would be prohibited. The Company is defending this suit and is asserting a right to recover its economic losses resulting from the government's actions. The suit was placed in administrative suspense during fiscal 1996 in order to allow the Company and the government an opportunity to negotiate a settlement, and it remains suspended while the parties develop, exchange and evaluate technical data. In July 1997, the Company's wetlands consultant submitted to the government a draft remediation plan. Management does not believe that the outcome of this case will have a material adverse effect on the Company's operations or its financial condition. Furthermore, management believes the Company has sufficient raw material supplies available such that service to customers will not be materially adversely affected by continued closure of this peat harvesting operation.

HERSHBERGER

     In September 1991, the Company was identified by the OEPA as a Potentially Responsible Party ("PRP") with respect to a site in Union County, Ohio (the "Hershberger site") that has allegedly contained waste which included hazardous substances whose transportation, treatment or disposal the Company allegedly arranged. Pursuant to an Administrative Order with the OEPA, the Company, together with four other PRPs identified to date, investigated the extent of contamination in the Hershberger site. The investigation confirmed that the site presents a low degree of risk and that the hazardous substances identified are not compounds generally used by the Company. However, due to the fact that the Company was originally named as a PRP, and due to the potential joint and several liability of PRPs, the Company has chosen to participate in an agreed voluntary remedial action at the site. The workplan for the remedial action has been approved by the OEPA. Such action is to consist of leachate collection and treatment/disposal, landfill cap repair, landfill gas management, ground water monitoring and institutional and engineering site controls. It is expected that in fiscal 1998, the Company and the four other named PRPs will execute an Administrative Order on Consent with the OEPA, by which the named PRPs will fund the referenced remedial action. Management does not believe that such obligations will have a material adverse effect on the Company's results of operations or financial condition.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIFRA

     In January 1996, the United States EPA served a Complaint and Notice of Opportunity for Hearing upon Sierra's wholly-owned subsidiary, Scotts-Sierra Crop Protection Company ("Crop Protection"). The Complaint alleged labeling violations under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA") during fiscal 1992 and 1993 and proposed penalties totaling $0.8, the maximum allowable under FIFRA according to management's calculations. In February 1997, the United States EPA's Motion for Accelerated Decision was granted on the issue of liability, with the amount of the civil penalty to be resolved at hearing. The hearing is scheduled for February 1998. Based upon Crop Protection's good faith compliance actions and the United States EPA's policies regarding penalty reductions, management believes Crop Protection's liability in this action is substantially less than the maximum. The Company does not believe that the outcome of this proceeding will have a material adverse effect on its financial condition or results of operations.

YEAR 2000

     The Company has developed a long-term information systems strategy, one aspect of which is to address exposures related to the impact on its computer systems of the Year 2000 issues. Key financial, information and operational systems have been assessed and plans developed in order to mitigate the Year 2000 issues. These plans include conversion of in-house developed software and upgrades to purchased software. The Company is currently in various stages of completing these conversions and upgrades: some upgrades have already been made, while detailed conversion plans are being developed. Management believes its plans will adequately address the Year 2000 issues and does not currently anticipate a material impact on the Company as a result of addressing these issues. However, if such conversions and upgrades are not made, or are not timely completed, the Year 2000 issues could have a material impact on the operations of the Company.

12. CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. The Company sells its consumer products to a wide variety of retailers, including mass merchandisers, home centers, independent hardware stores, nurseries, garden outlets, warehouse clubs and local and regional chains. Professional products are sold to golf courses, schools and sports fields, nurseries, lawn care service companies and growers of specialty agriculture crops.
     In 1997 and 1996, two customers accounted for 16.1% and 11.9%, and 15.1% and 13.9%, respectively, of consolidated net sales. In 1995, two customers accounted for 14.4% and 13.1% of consolidated net sales.

13. NEW ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". Each standard is effective for financial statements for fiscal years beginning after December 15, 1997.
     SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company is evaluating this pronouncement and has not yet determined the ultimate impact of this pronouncement on its future financial statements.
     SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement defines business segments as components of an enterprise about which separate financial information is available and used internally for evaluating segment performance and decision making on resource allocations. SFAS No. 131 requires reporting a measure of segment profit or loss, certain specific revenue and expense items, and segment assets; and other reporting about geographic and customer matters. The Company believes that the business segments identified and set forth in Note 14 to the Consolidated Financial Statements are in substantial compliance with SFAS No. 131.
     See Note 8 for discussion of SFAS No. 128.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. SEGMENT INFORMATION

     The Company is divided into 3 reportable segments--Consumer Products, Professional Products and International. The Consumer Products segment consists of the North American Consumer Lawns, Consumer Gardens and Consumer Organics operating units.
     The Consumer Products segment specializes in dry, granular slow-release lawn fertilizers, lawn fertilizer combination and lawn control products, grass seed, spreaders, water-soluble and controlled-release garden and indoor plant foods, plant care products, and potting soils, barks, mulches and other organics products. Products are marketed to mass merchandisers, home improvement centers, large hardware chains, nurseries and gardens centers.
     The Professional Products segment is focused on a full line of turf and horticulture products including controlled-release and water-soluble fertilizers and plant protection products, grass seed, spreaders, custom application services and potting media. Products are sold to golf courses, professional baseball, football and soccer stadiums, lawn and landscape service companies, commercial nurseries and greenhouses and specialty crop growers.
     The International segment provides a broad range of controlled-release and water-soluble fertilizers and related products, including ornamental horticulture, turf and landscape, and consumer lawn and garden products which are sold to all customer groups mentioned above.
     The following tables summarizes certain segment information for fiscal 1997, 1996 and 1995. The Company did not assign interest expense of $26.8, $26.5, or $26.3 for fiscal 1997, 1996 or 1995, respectively, to the reportable segments.

                                                    North America
                                              -------------------------
                                              Consumer     Professional                      Other/
                                              Products       Products      International    Corporate    Total
---------------------------------------------------------------------------------------------------------------
Sales:
                                      1997     $ 620.3        $165.9          $ 114.6             --     $900.8
                                      1996       525.3         160.7             65.9             --      751.9
                                      1995       498.7         167.6             61.1        $   5.4      732.8
Operating Income (Loss):
                                      1997        88.2          15.0             19.4          (26.3)      96.3
                                      1996        44.4           0.3             14.7          (31.6)      27.8
                                      1995        47.9           9.0             11.7           (6.0)      62.6
Operating Margin:
                                      1997        14.2%          9.0%            16.9%            nm       10.7%
                                      1996         8.5%          0.2%            22.3%            nm        3.7%
                                      1995         9.6%          5.4%            19.1%            nm        8.5%
Depreciation and Amortization:
                                      1997     $  11.3        $  1.7          $   1.5        $  15.9     $ 30.4
                                      1996        12.4           1.7              0.4           14.8       29.3
                                      1995        11.4           1.6              1.2           11.5       25.7
Capital Expenditures:
                                      1997        17.6           4.2              2.2            4.6       28.6
                                      1996        10.4           2.4              1.4            4.0       18.2
                                      1995        14.0           2.5              4.4            2.7       23.6
Total Assets:
                                      1997       256.1          94.3             62.6          374.6      787.6
                                      1996       300.3          78.7             42.5          310.2      731.7

---------------
nm Not meaningful.

     Other/Corporate operating loss for the years ended September 30, 1997, 1996 and 1995 primarily includes unusual charges described in Note 2 of $6.3, $17.1 and $(4.5), respectively; amortization of intangibles not assigned to business segments of $10.0, $8.9 and $6.0, respectively; and corporate general and administrative expense of $10.0, $5.6 and $4.5, respectively.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Other/Corporate assets primarily include all intangible assets (including goodwill) not assigned to the business segments as well as deferred tax assets.

15. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for fiscal 1997 and 1996:

          Fiscal 1997              1st Quarter     2nd Quarter     3rd Quarter     4th Quarter     Full Year
-------------------------------------------------------------------------------------------------------------
Net sales                                $100.2          $346.2          $299.0          $155.4        $900.8
Gross profit                               32.6           138.4           110.7            45.5         327.2
Net income (loss)                         (6.0)            27.9            21.1           (3.5)          39.5
Net income (loss) per common
  share                                   (.45)             .95             .70           (.32)          1.35
Common shares used in per share
  calculation                              18.6            29.3            29.9            18.7          29.3

          Fiscal 1996              1st Quarter     2nd Quarter     3rd Quarter     4th Quarter     Full Year
-------------------------------------------------------------------------------------------------------------
Net sales                                $117.9          $251.2          $247.9          $134.8        $751.9
Gross profit                               36.8            87.7            82.0            33.0         239.5
Net income (loss)                         (7.1)            10.6             7.6          (13.6)         (2.5)
Net income (loss) per common
  share                                   (.51)             .36             .26           (.86)         (.65)
Common shares used in per share
  calculation                              18.7            29.4            29.4            18.6          18.8

     (1) Fiscal 1997 results of operations included $6.0 of asset valuation charges, $4.2 and $1.8 in the second and fourth quarters, respectively. Fiscal 1996 results of operations included $17.7 of unusual charges and a $3.1 inventory write-down on a pretax basis or $13.0 on a combined after tax basis. These items reduced after tax earnings by $1.1, $1.7, $1.6, and $8.6 in the first, second, third, and fourth quarters, respectively, in fiscal 1996.
     (2) In the quarter ended March 29, 1997, the Company changed its method of accounting for advertising expenses in interim periods. The newly adopted method assigns anticipated advertising costs to interim periods based on projected sales of advertised product categories and has been applied retroactive to the beginning of fiscal 1997 (October 1, 1996). The change impacts interim periods only; all current year advertising costs will be expensed within the fiscal year. Management believes this method of interim accounting for advertising costs provides better matching of revenues and expenses in interim periods, and is consistent with companies in the consumer packaged goods industry.
     This change in interim accounting had the effect of increasing advertising expense for the first, second and fourth quarters of fiscal 1997 by $3.3, $4.6 and $0.5, respectively. Third quarter 1997 advertising expense decreased by $8.4. Net income for the first, second and fourth quarters of fiscal 1997 decreased by $1.9 or $0.10 per share, $2.6 or $0.09 per share and $0.3 or $0.02 per share, respectively. Net income for the third quarter increased $4.8 or $0.16 per share.
     On a pro forma basis, assuming the new method of accounting for interim advertising had been applied to fiscal 1996, first, second and fourth quarter advertising expense would have increased $3.9, $2.0 and $1.5, respectively. Third quarter 1996 advertising expense would have decreased $7.4. Net income for the first, second and fourth quarters of fiscal 1996 would have decreased by $2.2 or $0.12 per share, $1.2 or $0.04 per share and $0.8 or $0.05 per share. Net income for the third quarter would have increased by $4.2 or $0.14 per share.
     (3) The Company's business is highly seasonal with between 66% and 72% of sales occurring in the second and third fiscal quarters combined.

16. SUBSEQUENT EVENTS

     On December 12, 1997, the Company acquired, for approximately $78.0, Levington Group Limited, which through its subsidiaries (collectively, "Levington") is the leading producer of consumer and professional lawn fertilizer and growing media in the U.K. Management believes this acquisition offers the potential to expand the Company's presence in European consumer markets. Levington's sales for the fiscal year ended June 30, 1997 were $75.1.
     The Company utilized its existing Credit Agreement to fund such acquisition. The Credit Agreement was amended in November 1997 to increase the U.K. Pounds Sterling sub-tranche from $100 to $200 and to allow a subsidiary of the Company to become a U.K. Borrower as that term is defined in the amendment.

                                      ----

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

Coopers & Lybrand L.L.P.
Columbus, Ohio

October 24, 1997
  Except for Note 16 to the
  consolidated financial statements,
  as to which the date is December 12, 1997.

                                      ----

                      THE SCOTTS COMPANY AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  for the fiscal year ended September 30, 1997
                                 (in millions)

                                             Column B          Column C          Column D            Column E         Column F
              Column A                  -------------------    --------    --------------------    -------------    -------------
-------------------------------------       Balance at         Reserves    Additions charged to      Deduction       Balance at
           Classification               beginning of period    Acquired     costs and expenses     from reserves    end of period
---------------------------------------------------------------------------------------------------------------------
Valuation and qualifying accounts
  deducted from the assets to which
  they apply:
Inventory reserve                              $ 8.7             $2.0              $8.5                ($7.8)           $11.8
Allowance for doubtful accounts                  4.1              0.9               1.6                 (0.9)             5.7
Other valuation and qualifying
  account:
Product guarantee                                0.2               --               1.1                 (1.1)             0.2

                                      ----

                      THE SCOTTS COMPANY AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  for the fiscal year ended September 30, 1996
                                 (in millions)

                                                         Column B                Column C            Column D         Column E
                    Column A                        -------------------    --------------------    -------------    -------------
-------------------------------------------------       Balance at         Additions charged to      Deduction       Balance at
                 Classification                     beginning of period     costs and expenses     from reserves    end of period
---------------------------------------------------------------------------------------------------------------------
Valuation and qualifying accounts deducted from
  the assets to which they apply:
Inventory reserve                                          $ 6.7                   $8.0                ($6.0)           $ 8.7
Allowance for doubtful accounts                              3.4                    3.4                 (2.7)             4.1
Other valuation and qualifying account:
Product guarantee                                            0.1                    1.2                 (1.1)             0.2

                                      ----

                      THE SCOTTS COMPANY AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  for the fiscal year ended September 30, 1995
                                 (in millions)

                                                         Column B                Column C            Column D         Column E
                    Column A                        -------------------    --------------------    -------------    -------------
-------------------------------------------------       Balance at         Additions charged to      Deduction       Balance at
                 Classification                     beginning of period     costs and expenses     from reserves    end of period
---------------------------------------------------------------------------------------------------------------------
Valuation and qualifying accounts deducted from
  the assets to which they apply:
Inventory reserve                                          $ 6.1                   $3.0                ($2.4)           $ 6.7
Allowance for doubtful accounts                              2.9                    2.0                 (1.5)             3.4
Other valuation and qualifying account:
Product guarantee                                            0.1                    0.9                 (0.9)             0.1

                                      ----

                               THE SCOTTS COMPANY

                           Annual Report on Form 10-K
                  for the Fiscal Year Ended September 30, 1997

                               INDEX TO EXHIBITS

EXHIBIT NO.                  DESCRIPTION                                   LOCATION
------------   ----------------------------------------    ----------------------------------------
     2         Amended and Restated Agreement and Plan     Incorporated herein by reference to the
               of Merger, dated as of May 19, 1995,        Registrant's Current Report on Form 8-K
               among Stern's Miracle-Gro Products,         filed with the Securities and Exchange
               Inc., Stern's Nurseries, Inc.,              Commission (the "SEC") on June 2, 1995
               Miracle-Gro Lawn Products, Inc.,            (File No. 0-19768) [Exhibit 2(b)]
               Miracle-Gro Products Limited, Hagedorn
               Partnership, L.P., the general partners
               of Hagedorn Partnership, L.P., Horace
               Hagedorn, Community Funds, Inc., and
               John Kenlon, the Registrant, and ZYX
               Corporation
    3(a)       Amended Articles of Incorporation of the    Incorporated herein by reference to the
               Registrant as filed with the Ohio           Registrant's Annual Report on Form 10-K
               Secretary of State on September 20, 1994    for the fiscal year ended September 30,
                                                           1994 (File No. 0-19768) [Exhibit 3(a)]
    3(b)       Certificate of Amendment by Shareholders    Incorporated herein by reference to the
               to the Articles of Incorporation of the     Registrant's Quarterly Report on Form
               Registrant as filed with the Ohio           10-Q for the fiscal quarter ended
               Secretary of State on May 4, 1995           April 2, 1995 (File No. 0-19768)
                                                           [Exhibit 4(b)]
    3(c)       Regulations of the Registrant               Incorporated herein by reference to the
               (reflecting amendments adopted by the       Registrant's Quarterly Report on Form
               shareholders of the Registrant on April     10-Q for the fiscal quarter ended April
               6, 1995)                                    1, 1995 (File No. 0-19768) [Exhibit
                                                           4(c)]
    4(a)       Form of Series A Warrant                    Included in Exhibit 2 above
    4(b)       Form of Series B Warrant                    Included in Exhibit 2 above
    4(c)       Form of Series C Warrant                    Included in Exhibit 2 above
    4(d)       Fourth Amended and Restated Credit          Incorporated herein by reference to the
               Agreement, dated as of March 17, 1995,      Registrant's Quarterly Report on Form
               among the Registrant, Chemical Bank, the    10-Q for the fiscal quarter ended April
               lenders party thereto and Chemical Bank,    1, 1995 (File No. 0-19768) [Exhibit
               as agent (the "Credit Agreement")           4(d)]
    4(e)       First Amendment and Consent, dated as of    Incorporated herein by reference to the
               December 23, 1996, to the Credit            Registrant's Annual Report on Form 10-K
               Agreement among the Registrant, the         for the fiscal year ended September 30,
               lenders party thereto and The Chase         1996 (File No. 0-19768) [Exhibit 4(e)]
               Manhattan Bank (formerly Chemical Bank),
               as agent
    4(f)       Second Amendment and Consent, dated as      *
               of November 12, 1997, to the Credit
               Agreement among the Registrant, Scotts
               Holdings Limited, the lenders party
               thereto and The Chase Manhattan Bank, as
               agent
    4(g)       Subordinated Indenture, dated as of June    Incorporated herein by reference to the
               1, 1994, among The Scotts Company, a        Registration Statement on Form S-3 of
               Delaware corporation ("Scotts               The Scotts Company, a Delaware
               Delaware"), The O.M. Scott & Sons           corporation ("Scotts Delaware") filed
               Company ("OMS") and Chemical Bank, as       with the SEC on June 1, 1994
               trustee                                     (Registration No. 33-53941) [Exhibit
                                                           4(b)]

                                      ----

EXHIBIT NO.                  DESCRIPTION                                   LOCATION
------------   ----------------------------------------    ----------------------------------------
    4(h)       First Supplemental Indenture, dated as      Incorporated herein by reference to
               of July 12, 1994, among Scotts Delaware,    Scotts Delaware's Current Report on Form
               OMS and Chemical Bank, as trustee           8-K dated July 18, 1994 (File No.
                                                           0-19768) [Exhibit 4.1]
    4(i)       Second Supplemental Indenture, dated as     Incorporated herein by reference to the
               of September 20, 1994, among the            Registrant's Annual Report on Form 10-K
               Registrant, OMS, Scotts Delaware and        for the fiscal year ended September 30,
               Chemical Bank, as trustee                   1994 (File No. 0-19768) [Exhibit 4(i)]
    4(j)       Third Supplemental Indenture, dated as      Incorporated herein by reference to the
               of September 30, 1994, between the          Registrant's Annual Report on Form 10-K
               Registrant and Chemical Bank, as trustee    for the fiscal year ended September 30,
                                                           1994 (File No. 0-19768) [Exhibit 4(j)]
   10(a)       The Scotts Company Associates' Pension      Incorporated herein by reference to the
               Plan as amended effective January 1,        Registrant's Annual Report on Form 10-K
               1989 and December 31, 1995 (the "Pension    for the fiscal year ended September 30,
               Plan")                                      1996 (File No. 1-11593) [Exhibit 10(a)]
   10(b)       First Amendment to the Pension Plan         *
   10(c)       Third Restatement of The Scotts Company     Incorporated herein by reference to the
               Profit Sharing and Savings Plan             Registrant's Annual Report on Form 10-K
                                                           for the fiscal year ended September 30,
                                                           1996 (File No. 1-11593) [Exhibit 10(b)]
   10(d)       First Amendment to the Third Restatement    *
               of The Scotts Company Profit Sharing and
               Savings Plan
   10(e)       The O.M. Scott & Sons Company Excess        Incorporated herein by reference to
               Benefit Plan, effective October 1, 1993     Scotts Delaware's Annual Report on Form
                                                           10-K for the fiscal year ended September
                                                           30, 1993 (File No. 0-19768) [Exhibit
                                                           10(h)]
   10(f)       The Scotts Company 1992 Long Term           Incorporated herein by reference to
               Incentive Plan                              Scotts Delaware's Registration Statement
                                                           on Form S-8 filed on March 26, 1993
                                                           (Registration No. 33-60056) [Exhibit
                                                           4(f)]
   10(g)       The Scotts Company 1997 Executive Annual    *
               Incentive Plan
   10(h)       The Scotts Company 1996 Stock Option        Incorporated herein by reference to the
               Plan (as amended through March 12, 1997)    Registrant's Quarterly Report on Form
                                                           10-Q for the fiscal quarter ended March
                                                           29, 1997) (File No. 1-11593) [Exhibit
                                                           10(a)]
   10(i)       The Scotts Company Incentive Pay            *
               Deferral Plan
   10(j)       Employment Agreement, dated as of May       Incorporated herein by reference to the
               19, 1995, between the Registrant and        Registrant's Annual Report on Form 10-K
               James Hagedorn                              for the fiscal year ended September 30,
                                                           1995 (File No. 1-11593) [Exhibit 10(p)]
   10(k)       Employment Agreement, dated as of May       Incorporated herein by reference to the
               19, 1995, among Stern's Miracle-Gro         Registrant's Annual Report on Form 10-K
               Products, Inc. (nka Scotts' Miracle-Gro     for the fiscal year ended September 30,
               Products, Inc.), the Registrant and         1996 (File No. 1-11593) [Exhibit 10(j)]
               Horace Hagedorn
   10(l)       Consulting Agreement, dated July 9,         *
               1997, among Scotts' Miracle-Gro
               Products, Inc., the Registrant and
               Horace Hagedorn

                                      ----

EXHIBIT NO.                  DESCRIPTION                                   LOCATION
------------   ----------------------------------------    ----------------------------------------
   10(m)       Employment Agreement, dated as of May       Incorporated herein by reference to the
               19, 1995, among Stern's Miracle-Gro         Registrant's Annual Report on Form 10-K
               Products, Inc. (nka Scotts' Miracle-Gro     for the fiscal year ended September 30,
               Products, Inc.), the Registrant and John    1996 (File No. 1-11593) [Exhibit 10(k)]
               Kenlon
   10(n)       Employment Agreement, dated as of August    Incorporated herein by reference to the
               7, 1996, between the Registrant and         Registrant's Annual Report on Form 10-K
               Charles M. Berger                           for the fiscal year ended September 30,
                                                           1996 (File No. 1-11593) [Exhibit 10(l)]
   10(o)       Stock Option Agreement, dated as of         Incorporated herein by reference to the
               August 7, 1996, between the Registrant      Registrant's Annual Report on Form 10-K
               and Charles M. Berger                       for the fiscal year ended September 30,
                                                           1996 (File No. 1-11593) [Exhibit 10(m)]
   10(p)       Letter Agreement, dated December 23,        *
               1996, between the Registrant and Jean H.
               Mordo
   10(q)       Specimen form of Stock Option Agreement     *
               for Non-Qualified Stock Options
   10(r)       Letter Agreement, dated April 10, 1997,     *
               between the Registrant and G. Robert
               Lucas
   10(s)       Letter Agreement, dated October 29,         *
               1997, as amended, between the Registrant
               and Lawrence McCartney
     11        Computation of Net Income Per Common        *
               Share
     21        Subsidiaries of the Registrant              *
     23        Consent of Independent Accountants          *
     27        Financial Data Schedule                     *

---------------
* Filed herewith.

                                      ----
                                      E- 3