Form 10-Q
period 1998-01-03
SCOTTS COMPANY
filed 1998-02-13
CIK 825542

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 3, 1998

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

                                                Yes   X      No
                                                     ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             18,678,146                        Outstanding at February 6, 1998
-----------------------------------------    -----------------------------------
 Common Shares, voting, no par value




                               Page 1 of 20 pages

                            Exhibit Index at page 20

                       THE SCOTTS COMPANY AND SUBSIDIARIES

                                      INDEX




                                                                                         Page No.
                                                                                         --------

Part  I.  Financial Information:

   Item 1.  Financial Statements

           Consolidated Statements of Operations - Three month periods ended
           January 3, 1998 and December 28, 1996                                            3

           Consolidated Statements of Cash Flows - Three month periods
           ended January 3, 1998 and December 28, 1996                                      4

           Consolidated Balance Sheets -
           January 3, 1998, December 28, 1996, and September 30, 1997                       5

           Notes to Consolidated Financial Statements                                    6-11

   Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                12-17


Part II.  Other Information

   Item 1.  Legal Proceedings                                                              18

   Item 6.  Exhibits and Reports on Form 8-K                                               18


Signatures                                                                                 19


Exhibit Index                                                                              20

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                       THE SCOTTS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in millions except per share amounts)




                                                     Three Months Ended
                                                -----------------------------
                                                January 3,        December 28,
                                                 1998                 1996
                                                 ----                 ----

Net sales                                      $  125.1             $  100.2
Cost of sales                                      83.5                 67.6
                                                 ------               ------

Gross profit                                       41.6                 32.6
                                                 ------               ------

Advertising and promotion                          10.3                  9.8
Selling, general and administrative                31.9                 25.3
Amortization of goodwill and other                  2.7                  2.2
intangibles
Other expense (income), net                        (0.3)                 0.3
                                                -------              -------

Loss from operations                               (3.0)                (5.0)

Interest expense                                    6.7                  5.6
                                                -------              -------

Loss before income taxes                           (9.7)               (10.6)

Income tax benefit                                 (4.2)                (4.6)
                                                --------             --------

Net loss                                           (5.5)                (6.0)

Preferred stock dividends                           2.4                  2.4
                                                -------              -------

Loss applicable to common shareholders         $   (7.9)            $   (8.4)
                                                =======              =======


Loss per common share:
    Basic                                      $   (.42)            $   (.45)
                                                =======              =======

    Diluted                                    $   (.42)            $   (.45)
                                                =======              =======

Common shares used in loss per
      common share computation                     18.7                 18.6
                                                   ====                 ====




See Notes to Consolidated Financial Statements

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in millions)


                                                                     Three Months Ended
                                                                 --------------------------
                                                                  January 3,    December 28,
                                                                    1998           1996
                                                                    ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $ (5.5)        $ (6.0)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                                8.1            7.4
         Net change in certain components of
             working capital                                        (89.2)         (64.6)
         Net change in other assets and
             liabilities and other adjustments                       (1.9)          (0.7)
                                                                   ------         ------

                  Net cash used in operating activities             (88.5)         (63.9)
                                                                   ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property, plant and equipment, net                  (7.6)          (1.2)
   Acquisitions, net of cash acquired                               (88.8)             -
                                                                   ------         ------

                  Net cash used in investing activities             (96.4)          (1.2)
                                                                   ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES
   Revolving lines of credit and bank line of credit, net           194.4           62.9
   Dividends on preferred stock                                      (2.4)          (2.4)
   Other, net                                                         0.4           (0.2)
                                                                   ------         ------

                  Net cash provided by financing activities         192.4           60.3
                                                                   ------         ------

Effect of exchange rate changes on cash                              (0.1)           0.1
                                                                   ------         ------

Net increase (decrease) in cash                                       7.4           (4.7)

Cash at beginning of period                                          13.0           10.6
                                                                   ------         ------

Cash at end of period                                              $ 20.4         $  5.9
                                                                   ======         ======

SUPPLEMENTAL CASH FLOW INFORMATION
   Businesses Acquired:
     Fair value of assets acquired                                 $137.4
     Liabilities assumed                                            (27.5)
     Debt issued                                                    106.9




See Notes to Consolidated Financial Statements

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                  (in millions)

                                     ASSETS

                                                                      January 3,       December 28,      September 30,
                                                                         1998              1996               1997
                                                                      ----------       ------------      -------------


Current Assets:
   Cash                                                              $    20.4        $      5.9         $    13.0
   Accounts receivable, less allowances
     of $6.5, $4.2 and $5.7, respectively                                148.0             121.6             104.3
   Inventories                                                           210.4             195.5             146.1
   Prepaid and other assets                                               22.7              22.3              22.4
                                                                        ------            ------            ------
     Total current assets                                                401.5             345.3             285.8
                                                                         -----             -----             -----

Property, plant and equipment, net                                       168.7             136.1             146.1
Goodwill, net                                                            278.8             178.9             215.6
Other intangibles, net                                                   135.3             104.8             136.6
Other assets                                                               4.0              13.6               3.5
                                                                       -------            ------           -------

     Total Assets                                                     $  988.3          $  778.7          $  787.6
                                                                         =====             =====             =====

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Revolving credit line and other short-term debt                   $    93.7        $      1.9        $      1.5
   Accounts payable                                                       62.2              44.9              54.1
   Accrued liabilities                                                    65.7              44.1              57.8
   Accrued taxes                                                          21.9              13.0              25.9
                                                                        ------            ------            ------
     Total current liabilities                                           243.5             103.9             139.3
                                                                         -----             -----             -----

Term debt, less current portion                                          324.5             286.4             219.8
Other liabilities                                                         39.8              33.3              39.3
                                                                        ------            ------            ------

     Total Liabilities                                                   607.8             423.6             398.4
                                                                         -----             -----             -----

Commitments and Contingencies

Shareholders' Equity:
   Class A Convertible Preferred Stock, no par value                     177.3             177.3             177.3
   Common shares, no par value per share, $.01 stated
     value per share, issued 21.1 shares                                   0.2               0.2               0.2
   Capital in excess of par value                                        207.9             207.6             207.8
   Retained earnings                                                      42.2              11.9              50.1
   Cumulative foreign currency translation account                        (5.5)              1.5              (4.3)
   Treasury stock, 2.4, 2.5, and 2.4 shares,
   respectively, at cost                                                 (41.6)            (43.4)            (41.9)
                                                                        ------            ------            ------
     Total Shareholders' Equity                                          380.5             355.1             389.2
                                                                         -----             -----             -----

     Total Liabilities and Shareholders' Equity                       $  988.3          $  778.7          $  787.6
                                                                         =====             =====             =====

See Notes to Consolidated Financial Statements

                       THE SCOTTS COMPANY AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (all amounts are
            in millions except per share data or as otherwise noted)


1.    Summary of Significant Accounting Policies
      ------------------------------------------

      Nature of Operations
      --------------------

      The Scotts Company is engaged in the manufacture and sale of lawn care and garden products. The Company's major customers include mass merchandisers, home improvement centers, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, golf courses, professional sports stadiums, lawn and landscape service companies, commercial nurseries and greenhouses, and specialty crop growers. The Company's products are sold in the United States, Canada, the European Union, the Caribbean, South America, Southeast Asia, the Middle East, Africa, Australia, New Zealand, Mexico, Japan, and several Latin American Countries.

      Organization and Basis of Presentation
      --------------------------------------

      The consolidated financial statements include the accounts of The Scotts Company ("Scotts") and its wholly-owned subsidiaries, Hyponex Corporation ("Hyponex"), Republic Tool and Manufacturing Corp. ("Republic"), Scotts-Sierra Horticultural Products Company ("Sierra"), Scotts' Miracle-Gro Products, Inc. ("Miracle-Gro"), Miracle Holdings Limited ("Miracle Holdings"), and Levington Group Limited ("Levington"), (collectively, the "Company"). All material intercompany transactions have been eliminated.

      The consolidated balance sheets as of January 3, 1998 and December 28, 1996, and the related consolidated statements of operations and cash flows for the three month periods ended January 3, 1998 and December 28, 1996 are unaudited; however, in the opinion of management, such financial statements contain all adjustments necessary for the fair presentation of the Company's financial position and results of operations. Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the financial statements and accompanying notes in Scotts' fiscal 1997 Annual Report on Form 10-K.

      Use of Estimates
      ----------------

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. The most significant of these estimates are related to the allowance for doubtful accounts, inventory valuation reserves, expected useful lives assigned to property, plant and equipment and goodwill and other intangible assets, legal and environmental accruals, post-retirement benefits, promotional and consumer rebate liabilities, income taxes and contingencies. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results ultimately may differ from the estimates.

      Advertising and Promotion
      -------------------------

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

                       THE SCOTTS COMPANY AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (all amounts are
            in millions except per share data or as otherwise noted)

      In the quarter ended March 29, 1997, the Company changed its method of accounting for advertising expenses in interim periods. The newly adopted method assigns anticipated advertising costs to interim periods based on projected sales of advertised product categories and was applied retroactive to the beginning of fiscal 1997 (October 1, 1996). The change impacts interim periods only; all advertising costs are to be expensed within the fiscal year. Management believes this method of interim accounting for advertising costs provides better matching of revenues and expenses in interim periods, and is consistent with companies in the consumer packaged goods industry.

      This change in interim accounting had the effect of increasing advertising expense for the first quarter of fiscal 1997 by $3.3. Net income for the first quarter of fiscal 1997 decreased by $1.9 or $0.10 per share.

      Reclassifications
      -----------------

      Certain reclassifications have been made in prior periods' financial statements to conform to fiscal 1998 classifications.

2.    Acquisitions
      ------------

      Effective December 1997, the Company acquired for $93.7, including deal costs and refinancing of assumed debt, all the shares of Levington, the leading producer of consumer and professional lawn fertilizer and growing media in the U.K. A final allocation of the purchase price to acquired net assets is pending. The excess of the purchase price over the net book value of acquired assets is currently recorded on the balance sheet as goodwill.

      Effective January 1997, the Company acquired the approximately two-thirds interest in Miracle Holdings which the Company did not already own. Miracle Holdings owns Miracle Garden Care Limited ("MGC"), a manufacturer and distributor of lawn and garden products in the U.K.

      The Levington and Miracle Holdings acquisitions were accounted for under the purchase method of accounting. The following pro forma results of operations give effect to the Levington and Miracle Holdings acquisitions as if they had occurred October 1, 1996.

                                                  Three Months Ended
                                              ----------------------------
                                              January 3,      December 28,
                                                1998             1996
                                               ------           ------


Net sales                                      $ 143.1         $ 136.7
                                               =======         =======
Net loss                                       $  (4.7)        $  (4.6)
                                               =======         =======
Basic and diluted loss per common share        $  (.38)        $  (.38)
                                               =======         =======

      The pro forma information does not purport to be indicative of actual results of operations if the Levington and Miracle Holdings acquisitions had occurred as of October 1, 1996, and is not intended to be indicative of future results or trends.

3.    Inventories

      Inventories, net of provisions of $10.7, $9.9 and $11.8, respectively, consisted of:

                               January 3,        December 28,      September 30,
                                  1998               1996               1997
                               ----------        ------------      -------------

       Finished goods           $  159.0           $  137.9           $  102.8
       Raw materials                51.4               57.6               43.3
                                  ------             ------             ------

                                $  210.4           $  195.5           $  146.1
                                   =====              =====              =====

                       THE SCOTTS COMPANY AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (all amounts are
            in millions except per share data or as otherwise noted)


4.    Long-Term Debt
      --------------

                                                        January 3,       December 28,      September 30,
                                                           1998              1996               1997
                                                        ----------       ------------      -------------

       Revolving credit line                            $  318.6          $  188.7           $  121.8
       9 7/8% Senior Subordinated Notes
           $100.0 face amount (net of
           unamortized discount)                            99.5              99.4               99.4
       Capital lease obligations and other                   0.1               0.2                0.1
                                                         -------           -------            -------
                                                           418.2             288.3              221.3
       Less current portions                                93.7               1.9                1.5
                                                          ------           -------            -------

                                                        $  324.5          $  286.4           $  219.8
                                                           =====             =====              =====

      Maturities of term debt and capital leases for the next five calendar years are as follows:

      1998                                   93.7
      1999                                      0
      2000                                      0
      2001                                  225.0
      2002                                      0
      Thereafter                            100.0

5.    Net Loss Per Common Share
      -------------------------

      Effective the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which establishes standards for computing and presenting earnings per share ("EPS"). FAS 128 requires the presentation of basic and diluted EPS. Basic EPS is computed by dividing loss applicable to common shareholders by the weighted average number of common shares outstanding during the period.

      The following table presents information necessary to calculate basic and diluted loss per common share. For each period presented, basic and diluted EPS are equal as common share equivalents (stock options, Class A Convertible Preferred Stock and warrants) outstanding for each period were anti-dilutive and thus not considered in the diluted loss per common share calculations.

                                                 Three Months Ended
                                                 ------------------
                                              January 3,    December 28,
                                                1998           1996
                                              ----------    ------------

Net loss                                       $ (5.5)        $ (6.0)
Preferred Stock dividends                        (2.4)          (2.4)
                                               ------         ------
Loss applicable to common
    shareholders                               $ (7.9)        $ (8.4)
                                               ======         ======
Common shares used in loss
    per common share computation                 18.7           18.6
                                               ======         ======

Basic and diluted loss per common share        $ (.42)        $ (.45)
                                               ======         ======

                       THE SCOTTS COMPANY AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (all amounts are
            in millions except per share data or as otherwise noted)


6.    Contingencies
      -------------

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

      OHIO ENVIRONMENTAL PROTECTION AGENCY

      The Company has been assessing and, as required, addressing certain environmental issues regarding the wastewater treatment plants currently operating at the Marysville facility. After considering whether to upgrade the existing treatment plants or to undertake to connect the facility's wastewater system with the City of Marysville's municipal treatment system, the Company is proceeding with plans to connect to the City's system, subject to successful completion of pending annexation proceedings. Additionally, the Company has been assessing, under Ohio's new Voluntary Action Program ("VAP"), the possible remediation of several discontinued on-site waste disposal areas dating back to the early operations of its Marysville facility.

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

      In accordance with the Company's past efforts to enter into Ohio's VAP, the Company submitted to the OEPA a "Demonstration of Sufficient Evidence of VAP Eligibility Compliance" on July 8, 1997. Among other issues contained in the VAP submission, was a description of the Company's ongoing efforts to assess potential environmental impacts of the discontinued on-site waste disposal areas as well as potential remediation efforts. Pursuant to the statutes covering VAP, an eligible participant in the program is not subject to State enforcement actions for those environmental matters being addressed. On October 21, 1997, the Company received a letter from the Director of the OEPA denying VAP eligibility based upon the timeliness of and completeness of the submittal. The Company has appealed the Director's action to the Environmental Review Appeals Commission.

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

                       THE SCOTTS COMPANY AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (all amounts are
            in millions except per share data or as otherwise noted)


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

      FIFRA

      In January 1996, the United States EPA served a Complaint and Notice of Opportunity for Hearing upon Sierra's wholly-owned subsidiary, Scotts-Sierra Crop Protection Company ("Crop Protection"). The Complaint alleged labeling violations under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA") during fiscal 1992 and 1993 and proposed

                       THE SCOTTS COMPANY AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (all amounts are
            in millions except per share data or as otherwise noted)


      penalties totaling $0.8, the maximum allowable under FIFRA according to management's calculations. In February 1997, the United States EPA's Motion for Accelerated Decision was granted on the issue of liability, with the amount of the civil penalty to be resolved at hearing. The hearing is scheduled for February 1998. Based upon Crop Protection's good faith compliance actions and the United States EPA's position regarding penalty reductions, management believes Crop Protection's liability in this action is substantially less than the maximum. The Company does not believe that the outcome of this proceeding will have a material adverse effect on its financial condition or results of operations.

      YEAR 2000

      The Company has developed a long-term information systems strategy, one aspect of which is to address exposures related to the impact on its computer systems of the Year 2000 issues. Key financial information and operational systems have been assessed and plans developed in order to mitigate the Year 2000 issues. These plans include conversion of in-house developed software and upgrades to purchased software. The Company is currently in various stages of completing these conversions and upgrades: some upgrades have already been made, while detailed conversion plans are being developed. The Company has also engaged an outside consultant to review the Company's plans for addressing the Year 2000 issues and to assist in implementation. Management believes its plans will adequately address the Year 2000 issues and does not currently anticipate a material impact on the Company as a result of addressing these issues. However, if such conversions and upgrades are not made, or are not timely completed, the Year 2000 issues could have a material impact on the operations of the Company.

7.    New Accounting Standards
      ------------------------

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

      SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement defines business segments as components of an enterprise about which separate financial information is available and used internally for evaluating segment performance and decision making on resource allocations. SFAS No. 131 requires reporting a measure of segment profit or loss, certain specific revenue and expense items, and segment assets; and other reporting about geographic and customer matters. The Company plans to adopt SFAS No. 131 in the first quarter of fiscal 1999; however, the Company believes that the business segments identified and set forth in Note 14 to the Scotts' fiscal 1997 Annual Report on Form 10-K are in substantial compliance with SFAS No. 131.

      See Note 5 for discussion of SFAS No. 128.

8.    Subsequent Events
      -----------------

      On February 13, 1998, the Company completed its acquisition of all of the outstanding shares of Earthgro, Inc. for approximately $47.0, including assumption of debt and estimated deal costs. Earthgro is a regional organics company headquartered in Glastonbury, Connecticut, with production facilities located in Maine, New Jersey, Pennsylvania, Connecticut, Virginia and North Carolina.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    (all amounts are in millions except per share data or as otherwise noted)


The following discussion and analysis of the consolidated results of operations, cash flows and financial position of the Company should be read in conjunction with the Consolidated Financial Statements of the Company included elsewhere in this report. Scott's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 includes additional information about the Company, its operations, and its financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth sales for the first quarter of fiscal 1998 and 1997:

                                                              For the Three Months Ended
                                                           -------------------------------       Period to
                                                           January 3,         December 28,        Period
                                                               1998               1996           % Change
                                                             -------            --------         --------


Consumer Lawns                                            $    30.4          $    33.8             (10.1)%
Consumer Gardens                                               12.3               10.4              18.3
Consumer Organics                                              16.3               14.4              13.2
                                                             ------             ------
    Domestic Consumer                                          59.0               58.6               0.7

Professional                                                   32.4               26.6              21.8
International                                                  33.7               15.0             124.7
                                                             ------             ------
    Consolidated                                           $  125.1           $  100.2              24.9%
                                                              =====              =====


The following table sets forth the components of income and expense for the first quarter of fiscal 1998 and 1997 on a percent-of-sales basis:

                                                             For the Three Months Ended
                                                           ------------------------------       Period to
                                                           January 3,         December 28,        Period
                                                               1998               1996           % Change
                                                             -------            --------         --------


Net sales                                                     100.0%             100.0%             24.9%
Cost of sales                                                  66.7               67.5              23.5
                                                             ------             ------
Gross profit                                                   33.3               32.5              27.6

Operating expenses:
   Advertising and promotion                                    8.2                9.8               5.1
   Selling, general and administrative                         25.5               25.2              26.1
   Amortization of goodwill and other intangibles               2.2                2.2              22.7
   Other expenses (income), net                                (0.2)               0.3                nm
                                                            -------            -------

Loss from operations                                           (2.4)              (5.0)             40.0

Interest expense                                                5.4                5.6              19.6
                                                            -------            -------

Loss before income taxes                                       (7.8)             (10.6)             (8.5)

Income tax benefit                                             (3.4)              (4.6)             (8.7)
                                                            -------            -------

Net loss                                                       (4.4)              (6.0)             (8.3)

Preferred stock dividends                                       1.9                2.4                nm
                                                            -------            -------

Loss applicable to common shareholders                         (6.3)%             (8.4)%              nm
                                                            =======            =======

Three Months Ended January 3, 1998 versus the Three Months Ended December 28,
-----------------------------------------------------------------------------
1996
----

Net sales for the three months ended January 3, 1998 totaled $125.1, an increase of $24.9 or 24.9% over prior year. On a pro forma basis, assuming Levington and the remaining two-thirds interest in Miracle Holdings were acquired at the beginning of fiscal 1997, sales for the first quarter of fiscal 1998 would have been $143.1, an increase of $6.4 or 4.7% over pro forma sales for the first quarter of fiscal 1997. Excluding the effects of currency translation, pro forma sales would have been 5.7% higher than the first quarter of the prior year.

Consumer segment sales totaled $59.0, an increase of 0.7% over prior year. The flat results reflect the offsetting of increases in the Consumer Gardens (18.3%) and Consumer Organics (13.2%) operating groups with a decrease in sales for the Consumer Lawns group (10.1%). Growth in sales for the Consumer Gardens group stems from increased demand for both Miracle-Gro(R) and Osmocote(R) products, while the change in the Consumer Organics group reflects increased sales of value-added products carrying the Scotts(R) and Miracle-Gro(R) brand names. The decrease in Consumer Lawns sales was driven by an effort to provide customers with products at times which more closely match their buying needs. This shift in pre-season buying patterns out of the first quarter is expected to benefit sales recorded during the second quarter of fiscal 1998.

Professional segment sales increased 21.8% to $32.4 in the first quarter of fiscal 1998. The increase in Professional sales was largely driven by an objective similar to that sought by the Consumer Lawns Group. By more closely matching product sales with consumer needs, sales which historically would have been reflected in the fourth quarter of fiscal 1997 were shifted into the first quarter of fiscal 1998.

International segment sales increased to $33.7, or 124.7%, in the first quarter of fiscal 1998. On a pro forma basis, assuming Levington and the remaining two-thirds interest in Miracle Holdings were acquired at the beginning of fiscal 1997, sales for the first quarter of fiscal 1998 would have been $51.7, an increase of 0.4% over pro forma sales for the first quarter of fiscal 1997. Excluding the effects of currency translation, pro forma sales would have been 3.1% higher than the first quarter of the prior year.

Gross margin increased to 33.3% of sales in the first quarter of fiscal 1998, a 0.8% improvement compared to 32.5% in the prior year. This increase is primarily due to the International acquisitions. Excluding such acquisitions, gross margin would have decreased 0.6%, primarily due to product mix in European businesses and start-up costs incurred subsequent to the upgrade of certain domestic manufacturing lines.

Advertising and promotion expenses increased by $0.5, or 5.1%, to $10.3 for the first quarter of 1998. The impact of international acquisitions on advertising expense in the first quarter of fiscal 1998 ($3.3) more than offset a decrease in advertising and promotions primarily resulting from the shift in consumer pre-season buying patterns experienced by the Consumer Lawns Group. Overall, the Company is committed to maintain, or somewhat increase, advertising levels for fiscal 1998 in comparison to fiscal 1997, and promotional expense will likely increase due to anticipated higher sales volumes.

Selling, general and administrative expenses increased $6.6, or 26.1%, to $31.9. As a percentage of sales, selling, general and administrative expense increased to 25.5% from 25.2% in the prior year. Excluding the international acquisitions, selling, general and administrative expenses increased approximately $2.6, primarily due to incremental incentives associated with the first quarter of fiscal 1998 sales level, as well as costs associated with Year 2000 issues and other system infrastructure improvements.

Amortization of goodwill and other intangibles increased $0.5, or 22.7%, as a result of the inclusion of Levington and Miracle Holdings in the first quarter of fiscal 1998.

Other expense (income), increased favorably by $0.6 primarily due to royalty agreements in place in the first quarter of fiscal 1998 which did not exist in the prior year.

Primarily as a result of the Levington and Miracle Holdings acquisitions, loss from operations improved to $3.0 in the first quarter of fiscal 1998, compared to $5.0 in the prior year. On a pro forma basis, income from operations would have been a loss of $0.5 in the first quarter of 1998, compared to income of $0.4 in the prior year.

Interest expense increased $1.1, or 19.6% in the first quarter of 1998. Excluding borrowings associated with the Levington and Miracle Holdings acquisitions, interest expense decreased approximately $1.1, primarily due to a $50.3 reduction in average borrowings for the quarter.

The Company's effective tax rate was 43.2% in both the first quarter of 1998 and 1997. The Company's effective tax rate is slightly higher than statutory rates due to non-tax deductible amortization of goodwill and certain intangibles in the U.S.


During the first quarter of fiscal 1998, the Company reported a net loss of $5.5, or $.42 per common share, compared with a net loss of $6.0, or $.45 per common share, for the first quarter of fiscal 1997. Had Levington and Miracle Holdings been fully consolidated in both the first quarter of fiscal 1998 and 1997, the net loss on a pro forma basis would have been $4.7 in fiscal 1998 compared to $4.6 for fiscal 1997, with a loss per common share of $.38 in both periods.


LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities totaled $88.5 for the three month period ended January 3, 1998 compared to $63.9 in the prior year. The seasonal nature of the Company's operations results in a significant increase in certain components of working capital (primarily inventory and accounts receivable) during the first and second quarters. The third fiscal quarter is a significant period for collecting accounts receivable. The higher level of cash used in operating activities for the first quarter of fiscal 1998 is attributable to the increased build of inventory levels needed to cover expected sales, as well as cash required for operations acquired subsequent to December 1996.

Cash used in investing activities totaled $96.4 compared to $1.2 in the prior year. This increase is primarily attributable to cash used for the acquisition of Levington of approximately $88.8, net of cash acquired. Capital investments were $7.6 in the first quarter of fiscal 1998, a $6.4 increase in comparison to the prior year. This increase is primarily attributable to the completion of the warehouse facility and the installation of new packaging lines, both in Marysville, as well as the acquisition of additional warehousing space in the Netherlands.

Financing activities provided $192.4 for the first quarter of fiscal 1998 compared to $60.3 in the prior year. Financing activities are principally supported by the Company's Credit Agreement. Approximately $106.1 of the increase from the prior year relates to financing the Levington acquisition. On a net basis, approximately $88.8 of the borrowings were used to purchase the shares of Levington and refinance Levington's existing debt instruments. The remainder of the Levington-related borrowings were used to satisfy certain escrow arrangements which management believes will be eliminated in the second quarter, as well as working capital requirements. Other borrowings of $86.3 were primarily a result of working capital requirements.


Total debt was $418.2 as of January 3, 1998, an increase of $196.9 compared with debt at September 30, 1997 and an increase of $129.9 compared with debt levels at December 28, 1996. Borrowings associated with the Levington acquisition were approximately $106.1 at January 3, 1998. The remaining increase compared to September 30, 1997 is primarily due to higher working capital requirements as well as capital expenditures. Borrowings associated with Miracle Holdings (acquisition funding net of subsequent cash flow) were approximately $68.8 at January 3, 1998. The remaining $45.0 decrease compared to December 28, 1996 is attributable to the Company's strong fiscal 1997 operating cash flows.

Shareholders' equity as of January 3, 1998 was $380.5 representing a $8.7 decrease compared to September 30, 1997 and a $25.4 increase compared to December 28, 1996. The decrease compared to September 30, 1997 is attributable to a net loss of $5.5, Convertible Preferred Stock dividends of $2.4, an unfavorable change in cumulative foreign currency translation of $1.2 and favorable treasury stock activity of $0.4. The increase compared to December 28, 1996 is attributable to net income for the twelve month period ended January 3, 1998 of $40.0, Convertible preferred stock dividends of $9.8, unfavorable changes in cumulative foreign currency translation of $6.9 and favorable treasury stock activity of $2.1.

The Company has foreign exchange risk related to international operations and cash flows. The Company has historically entered into forward foreign exchange contracts and purchased currency options to hedge its exposure to fluctuations in foreign currency exchange rates. The Company is currently in the process of reassessing its foreign exchange policy in light of actions taken internally to reduce such exposures.

As of January 3, 1998, the Company's European operations had foreign exchange risk in various European currencies tied to the Dutch Guilder. These currencies include the Belgian Franc, Spanish Peseta, French Franc, British Pound, Italian Lire, Australian Dollar and the U.S. Dollar. The Company's U.S. operations had foreign exchange rate risk in the Canadian Dollar, Dutch Guilder and the British Pound which are tied to the U.S. Dollar.

In the opinion of the Company's management, cash flows from operations and capital resources will be sufficient to meet debt service and working capital needs during fiscal 1998.

ENVIRONMENTAL MATTERS

The Company is subject to local, state, federal and foreign environmental protection laws and regulations with respect to its business operations and believes it is operating in substantial compliance with, or taking action aimed at ensuring compliance with, such laws and regulations. The Company is involved in several environmental related legal actions with various governmental agencies. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on the Company's financial position; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by the resolution of these matters. Additional information on environmental matters affecting the Company is provided in Note 6 to the Company's Consolidated Financial Statements and in the Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended September 30, 1997 under the "Business - Environmental and Regulatory Considerations" section.

YEAR 2000


The Company has developed a long-term information systems strategy, one aspect of which is to address exposures related to the impact on its computer systems of the Year 2000 issues. Key financial, information and operational systems have been assessed and plans developed in order to mitigate the Year 2000 issues. These plans include conversion of in-house developed software and upgrades to purchased software. The Company is currently in various stages of completing these conversions and upgrades: some upgrades have already been made, while detailed conversion plans are being developed. The Company has also engaged an outside consultant to review the Company's plans for addressing the Year 2000 issues and to assist in implementation. Management believes its plans will adequately address the Year 2000 issues and does not currently anticipate a material impact on the Company as a result of addressing these issues. However, if such conversions and upgrades are not made, or are not timely completed, the Year 2000 issues could have a material impact on the operations of the Company.

RECENT DEVELOPMENTS

On February 13, 1998, the Company completed its acquisition of all of the outstanding shares of Earthgro, Inc. for approximately $47.0 including assumption of debt and estimated deal costs. Earthgro is a regional organics company headquartered in Glastonbury, Connecticut, with production facilities located in Maine, New Jersey, Pennsylvania, Connecticut, Virginia and North Carolina.

On February 2, 1998, the Company acquired an 80% interest in Sanford Scientific, Inc. ("SSI") a leading research company in the rapidly advancing field of genetic engineering of plants. SSI holds the exclusive license to use biolistic ("gene gun") technology in the commercial development of genetically transformed grasses, flowers and plants.

MANAGEMENT'S OUTLOOK FOR THE REMAINDER OF 1998

The strong financial results of fiscal 1997 represent the base year in the Company's long-term strategy for profitable growth. Although still relatively early in fiscal 1998, management believes the Company is on course towards fulfilling the following tenets which it established as part of its strategic plan:

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

The acquisitions of Levington, Earthgro and SSI are symbolic of the Company's intention to consider acquisition opportunities in related or new markets. Within the Company's four-year strategic plan, management has established challenging, but realistic, financial goals, including:

(1)   Sales growth of 6% to 8% in core businesses;
(2) An aggregate operating margin improvement of at least 2% over the next four years; and
(3)   Minimum compounded annual EPS growth of 15%.

FORWARD-LOOKING STATEMENTS
--------------------------

The Company has made and will make certain forward-looking statements in its Annual Report, Form 10-Q and in other contexts relating to future growth and profitability targets, and strategies designed to increase total shareholder value. The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statements. The Company desires to take advantage of the "safe harbor" provisions of the Act.


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

          - The ability to successfully integrate the operations of acquired companies.

                             Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

         See Footnote 6 to the Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

         (a) See Exhibit Index at page 20 for a list of the exhibits included herewith.

         (b) The Company filed a Current Report on Form 8-K on December 29, 1997 relating to the acquisition of Levington Group Limited on December 12, 1997. No financial statements or pro forma financial information was required to be filed therewith.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            THE SCOTTS COMPANY



Date
      -----------------------               -----------------------------------
                                            Jean H. Mordo
                                            Executive Vice President
                                            Chief Financial Officer
                                            Principal Accounting Officer

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            THE SCOTTS COMPANY



Date                                        /s/Jean H. Mordo
     ---------------------------            ---------------------------------
                                            Executive Vice President
                                            Chief Financial Officer
                                            Principal Accounting Officer

                               THE SCOTTS COMPANY

                        QUARTERLY REPORT ON FORM 10-Q FOR
                      FISCAL QUARTER ENDED JANUARY 3, 1998



                                  EXHIBIT INDEX




  Exhibit                                                                             Page
   Number                         Description                                        Number
   ------                         -----------                                        ------

     2        Agreement for the Sale and Purchase of Levington            Incorporated herein by
              Group Limited, dated December 12, 1997, between             reference to the
              Scotts Holdings Limited, as Purchaser, and                  registrant's Current Report
              Prudential Nominees Limited PAC Account;                    on Form 8-K dated
              Prudential Nominees Limited PSPS Account;                   December 29, 1997 (File
              Prudential Nominees Limited USV Account;                    No. 1-11593) [Exhibit 2]
              Prudential Nominees Limited BMV Account;
              Prudential Nominees Limited Holborn Account;
              Prutec Limited; The Sears Pension Plan by The
              Chase Manhattan Bank NA; HSBC Equity Limited;
              Candover Investments plc; Candover Trustees
              Limited; Candover Partners Limited as General
              Partner of Candover 1991 Lead Investors Limited
              Partner; Candover Partners Limited as General
              Partner of Candover 1991 UK Limited Partnership;
              Candover Partners Limited as General Partner of
              Candover 1991 US Limited Partnership; 3i Group
              plc; NatWest Ventures Investments Limited; Philip
              Parry; Mrs. L. Parry; Philip Parry and Lynne Parry
              as trustees of the Parry Trust; N. W. Gibbs; Mrs.
              A. Gibbs; N. W. Gibbs and A. Gibbs as trustees of
              the Gibbs Trusts; P. J. Elsdon; Mrs. B. Elsdon;
              P. J. Elsdon and B. Elsdon as trustees of the
              Elsdon Trust; and Fairmount Trustee Services
              Limited as trustee for the time being of the
              Levington Unapproved Pension Fund, as Sellers


     10 The Scotts Company 1996 Stock Option Plan (as amended through December 11, 1997)*


     27       Financial Data Schedule*





*Filed herewith