Form 10-Q
period 1998-04-04
SCOTTS COMPANY
filed 1998-05-15
CIK 825542

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 4, 1998

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

                                      Yes  X           No
                                         -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

18,744,823 Common Shares, voting, no par value        Outstanding at May 4, 1998
----------------------------------------------        --------------------------



                            Exhibit Index at page 23

                       THE SCOTTS COMPANY AND SUBSIDIARIES

                                      INDEX




                                                                        Page No.
                                                                        --------

Part  I.  Financial Information:

   Item 1.  Financial Statements

           Consolidated Statements of Operations - Three and six month
           periods ended April 4, 1998 and March 29, 1997                    3

           Consolidated Statements of Cash Flows - Six month periods
           ended April 4, 1998 and March 29, 1997                            4

           Consolidated Balance Sheets -
           April 4, 1998, March 29, 1997, and September 30, 1997             5

           Notes to Consolidated Financial Statements                     6-12

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 13-20


Part II.  Other Information

   Item 1.  Legal Proceedings                                               21

   Item 4.  Submission of Matters to a Vote of Security Holders             21

   Item 6.  Exhibits and Reports on Form 8-K                                21


Signatures                                                                  22


Exhibit Index                                                               23

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in millions except per share amounts)

                                                        Three Months Ended                 Six Months Ended
                                                      ------------------------          -----------------------
                                                      April 4,       March 29,          April 4,      March 29,
                                                        1998           1997               1998          1997
                                                        -----        --------             -----         -----
Net sales                                           $   430.6       $   346.2         $   555.7     $   446.4
Cost of sales                                           259.6           207.8             343.1         275.4
                                                        -----           -----             -----         -----

Gross profit                                            171.0           138.4             212.6         171.0
                                                        -----           -----             -----         -----

Advertising and promotion                                50.7            41.0              61.0          50.8
Selling, general and administrative                      46.2            34.1              78.1          59.4
Amortization of goodwill and other intangibles            3.4             2.7               6.1           4.9
Other expense, net                                        1.8             3.2               1.5           3.5
                                                        -----           -----             -----         -----

Income from operations                                   68.9            57.4              65.9          52.4

Interest expense                                         10.6             8.3              17.3          13.9
                                                        -----           -----             -----         -----

Income before income taxes                               58.3            49.1              48.6          38.5

Income taxes                                             24.8            21.2              20.6          16.6
                                                        -----           -----             -----         -----

Income before extraordinary item                         33.5            27.9              28.0          21.9

Extraordinary loss on early extinguishment of debt,
  net of income tax benefit                               0.7               -               0.7             -
                                                        -----           -----             -----         -----

Net income                                               32.8            27.9              27.3          21.9

Preferred Stock dividends                                 2.5             2.5               4.9           4.9
                                                        -----           -----             -----         -----

Income applicable to common shareholders            $    30.3       $    25.4         $    22.4     $    17.0
                                                        =====           =====             =====         =====

Basic earnings per share:
  Before extraordinary loss                         $    1.66       $    1.37         $    1.24     $    0.92
  Extraordinary loss, net of income tax benefit          0.04            -                 0.04          -
                                                        -----           -----             -----         -----
  Basic earnings per share                          $    1.62       $    1.37         $    1.20     $    0.92
                                                        =====           =====             =====         =====

Diluted earnings per share:
  Before extraordinary loss                         $    1.10       $    0.95         $    0.93     $    0.75
  Extraordinary loss, net of income tax benefit          0.02            -                 0.02           -
                                                        -----           -----             -----         -----
  Diluted earnings per share                        $    1.08       $    0.95         $    0.91     $    0.75
                                                        =====           =====             =====         =====

Common shares used in basic
  earnings per share computation                         18.7            18.6              18.7          18.6
                                                        =====           =====             =====         =====

Common shares and common stock
  equivalents used in diluted
  earnings per share computation                         30.4            29.3              30.1          29.2
                                                        =====           =====             =====         =====

See Notes to Consolidated Financial Statements.

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in millions)




                                                                                        Six Months Ended
                                                                                  ---------------------------
                                                                                  April 4,          March 29,
                                                                                    1998              1997
                                                                                  --------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $ 27.3            $ 21.9
   Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation and amortization                                              17.6              14.8
         Extraordinary loss, net of income tax benefit                               0.7                 -
         Net change in certain components of
             working capital                                                      (227.2)           (177.6)
         Net charge in other assets and
             liabilities and other adjustments                                      (2.1)              2.3
                                                                                   -----             -----

                  Net cash used in operating activities                           (183.7)           (138.6)
                                                                                   -----             -----

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property, plant and equipment, net                                (13.2)             (4.1)
   Acquisitions, net of cash acquired                                             (134.4)            (47.1)
   Other, net                                                                        0.2                 -
                                                                                   -----             -----

                  Net cash used in investing activities                           (147.4)            (51.2)
                                                                                   -----             -----

CASH FLOWS FROM FINANCING ACTIVITIES
   Revolving lines of credit and bank line of credit, net                          334.0             200.2
   Dividends on Preferred Stock                                                     (4.9)             (4.9)
   Other, net                                                                        0.4               0.2
                                                                                   -----             -----

                  Net cash provided by financing activities                        329.5             195.5
                                                                                   -----             -----

Effect of exchange rate changes on cash                                             (0.1)             (4.3)
                                                                                   -----             -----

Net (decrease) increase in cash                                                     (1.7)              1.4

Cash at beginning of period                                                         13.0              10.6
                                                                                    ----            ------

Cash at end of period                                                             $ 11.3            $ 12.0
                                                                                    ====            ======

SUPPLEMENTAL CASH FLOW INFORMATION
   Businesses Acquired:
     Fair value of assets acquired                                                $201.3            $115.9
     Liabilities assumed and minority interest                                     (45.9)            (69.2)
     Debt issued                                                                  $152.4           $  44.9





See Notes to Consolidated Financial Statements.

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                 ASSETS
                                                                               Unaudited
                                                                      ---------------------------
                                                                       April 4,         March 29,        September 30,
                                                                         1998              1997               1997
                                                                       --------         ---------        -------------
Current Assets:
   Cash                                                               $   11.3          $   12.0            $ 13.0
   Accounts receivable, less allowances
     of $6.2, $6.2 and $5.7, respectively                                413.8             349.7             104.3
   Inventories, net                                                      194.3             188.3             146.1
   Prepaid and other assets                                               30.1              22.4              22.4
                                                                      --------          --------            ------
     Total current assets                                                649.5             572.4             285.8
                                                                      --------          --------            ------

Property, plant and equipment, net                                       186.1             134.8             146.1
Goodwill, net                                                            296.8             213.2             215.6
Other intangibles, net                                                   133.1             141.6             136.6
Other assets                                                               6.3               2.1               3.5
                                                                      --------          --------            ------

     Total Assets                                                     $1,271.8          $1,064.1            $787.6
                                                                      ========          ========            ======

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Revolving credit line and other short-term debt                 $       1.9         $   128.6        $      1.5
   Accounts payable                                                      104.5              85.0              54.1
   Accrued liabilities                                                   101.6              77.0              57.8
   Accrued taxes                                                          46.5              37.5              25.9
                                                                      --------          --------            ------
     Total current liabilities                                           254.5             328.1             139.3
                                                                      --------          --------            ------

Term debt, less current portion                                          562.2             324.4             219.8
Other liabilities                                                         44.6              33.2              39.3
                                                                      --------          --------            ------

     Total Liabilities                                                   861.3             685.7             398.4
                                                                      --------          --------            ------

Commitments and Contingencies

Shareholders' Equity:
   Class A Convertible Preferred Stock, no par value                     177.3             177.3             177.3
   Common shares, no par value, $.01 stated
     value per share, issued 21.1 shares                                   0.2               0.2               0.2
   Capital in excess of par value                                        207.8             207.6             207.8
   Retained earnings                                                      72.5              37.4              50.1
   Cumulative foreign currency translation account                        (6.3)             (1.1)             (4.3)
   Treasury stock, 2.4, 2.5, and 2.4 shares,
       respectively, at cost                                             (41.0)            (43.0)            (41.9)
                                                                      --------          --------            ------
     Total Shareholders' Equity                                          410.5             378.4             389.2
                                                                      --------          --------            ------

     Total Liabilities and Shareholders' Equity                       $1,271.8          $1,064.1            $787.6
                                                                      ========          ========            ======

See Notes to Consolidated Financial Statements.

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

      Organization and Basis of Presentation

      The consolidated financial statements include the accounts of The Scotts Company ("Scotts") and its wholly-owned subsidiaries, Hyponex Corporation ("Hyponex"), Earthgro, Inc. ("Earthgro"), Republic Tool and Manufacturing Corp. ("Republic"), Scotts-Sierra Horticultural Products Company ("Sierra"), Scotts' Miracle-Gro Products, Inc. ("Miracle-Gro"), Miracle Holdings Limited ("Miracle Holdings"), and Levington Group Limited ("Levington"), (collectively, the "Company"). All material intercompany transactions have been eliminated.

      The consolidated balance sheets as of April 4, 1998 and March 29, 1997, and the related consolidated statements of operations for the three and six month periods, and cash flows for the six month periods, ended April 4, 1998 and March 29, 1997 are unaudited; however, in the opinion of management, such financial statements contain all adjustments necessary for the fair presentation of the Company's financial position and results of operations. Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the financial statements and accompanying notes in Scotts' fiscal 1997 Annual Report on Form 10-K.

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



      Reclassifications

      Certain reclassifications have been made in prior periods' financial statements to conform to fiscal 1998 classifications.

2.    Acquisitions

      Effective February 1998, the Company acquired all the shares of Earthgro, Inc., a regional organics company located in Glastonbury, Connecticut, for $47.0, including deal costs and refinancing of certain assumed debt.

      Effective December 1997, the Company acquired all the shares of Levington, the leading producer of consumer and professional lawn fertilizer and growing media in the U.K, for $93.7, including deal costs and refinancing of certain assumed debt.

      A final allocation of the purchase price to acquired net assets is pending for both Earthgro and Levington. The excess of the purchase price over the net book value of acquired assets is currently recorded on the balance sheet as goodwill.

      Effective January 1997, the Company acquired the approximately two-thirds interest in Miracle Holdings which the Company did not already own, for $46.6. Miracle Holdings owns Miracle Garden Care Limited ("MGC"), a manufacturer and distributor of lawn and garden products in the U.K.

      The Earthgro, Levington and Miracle Holdings acquisitions were accounted for under the purchase method of accounting. The following pro forma results of operations give effect to the Earthgro, Levington and Miracle Holdings acquisitions as if they had occurred October 1, 1996.

                                                                        Six Months Ended
                                                                  ----------------------------
                                                                  April 4,           March 29,
                                                                    1998               1997
                                                                    ----               ----


           Net sales                                               $577.7             $511.7
                                                                   ======              =====
           Net income                                               $26.0           $   20.9
                                                                   ======              =====

           Basic earnings per share:
               Before extraordinary loss                            $1.17              $0.87
               Extraordinary loss, net of income
                   tax benefit                                       0.04                  -
                                                                   ------              -----
               Basic earnings per share                             $1.13              $0.87
                                                                   ======              =====
           Diluted earnings per share:
               Before extraordinary loss                            $0.88              $0.72
               Extraordinary loss, net of income
                   tax benefit                                       0.02                  -
                                                                   ------              -----
               Diluted earnings per share                           $0.86              $0.72
                                                                   ======              =====

      The pro forma information does not purport to be indicative of actual results of operations if the Earthgro, Levington and Miracle Holdings acquisitions had occurred as of October 1, 1996, and is not intended to be indicative of future results or trends.

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
   (all amounts are in millions except per share data or as otherwise noted)


3.    Inventories

      Inventories, net of provisions of $9.7, $10.8 and $12.3, respectively, consisted of:

                                                         April 4,         March 29,        September 30,
                                                           1998              1997               1997
                                                           ----              ----               ----
       Finished goods                                     $130.2            $128.5            $102.8
       Raw materials                                        64.1              59.8              43.3
                                                          ------            ------            ------
                                                          $194.3            $188.3            $146.1
                                                          ======            ======            ======

4.    Long-Term Debt

                                                         April 4,         March 29,        September 30,
                                                           1998              1997               1997
                                                           ----              ----               ----
       Revolving credit line                              $460.0            $353.5             $121.8
       9-7/8% Senior Subordinated Notes
           $100.0 face amount (net of
           unamortized discount)                            99.5              99.4               99.4
       Capital lease obligations and other                   4.6               0.1                0.1
                                                          ------            ------             ------
                                                           564.1             453.0              221.3
       Less current portions                                 1.9             128.6                1.5
                                                          ------            ------             ------
                                                          $562.2            $324.4             $219.8
                                                           =====            ======             ======

      Maturities of term debt and capital leases for the next five fiscal years are as follows:

      1998                                  $  2.6
      1999                                     1.3
      2000                                     1.1
      2001                                     1.1
      2002                                     0.2
      Thereafter                             558.3

      On February 26, 1998, the Company replaced its existing credit facility with a senior unsecured revolving credit facility with The Chase Manhattan Bank ("Chase") and various participating banks. The new facility provides up to $550 to the Company, an increase of $125 over the previous facility, and establishes a $200 sub-tranche available in U.K. Pounds Sterling and a $50 sub-tranche available in other foreign currencies in which the Company transacts business. Interest pursuant to the competitive advance facility is determined by auction. Interest pursuant to the revolving credit facility is at a floating rate initially equal, at the Company's option, to the Alternate Base Rate, as defined, without additional margin, or the Eurodollar Rate, as defined, plus a margin of .30% per annum, which margin may be decreased to .20% or increased up to .50% based on the unsecured debt ratings of the Company. The new facility provides for the payment of a facility fee of .15% per annum, which fee may be reduced to .10% or increased up to .375% based on the unsecured debt ratings of the Company. The agreement contains certain financial and operating covenants, including maintenance of interest coverage and leverage ratios, as well as restrictions on capital expenditures. All other provisions of the credit facility remain substantially the same as the extinguished facility.

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
   (all amounts are in millions except per share data or as otherwise noted)


      In conjunction with the early extinguishment of the existing credit facility, the Company recorded an extraordinary loss of $1.2 ($0.7 after tax) related to the write-off of unamortized deferred financing costs.

5.    Net Income Per Common Share

      Effective the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which establishes standards for computing and presenting earnings per share ("EPS"). FAS 128 requires the presentation of basic and diluted EPS. Basic EPS is computed by dividing income applicable to common shareholders by the weighted average number of common shares outstanding during the period.

      The following table presents information necessary to calculate basic and diluted earnings per common share.

                                                        Three Months Ended                 Six Months Ended
                                                     ------------------------         ---------------------------
                                                     April 4,       March 29,         April 4,          March 29,
                                                       1998            1997             1998              1997
                                                     --------        --------         --------          ------
       Income before extraordinary item                 $33.5          $27.9            $28.0             $21.9
       Extraordinary loss on early
           extinguishment of debt, net of
           income tax benefit                             0.7              -              0.7                 -
                                                        -----          -----            -----             -----

       Net income                                        32.8           27.9             27.3              21.9
       Preferred Stock dividends                          2.5            2.5              4.9               4.9
                                                        -----          -----            -----             -----
       Income applicable to common
           shareholders                                 $30.3          $25.4            $22.4             $17.0
                                                        =====          =====            =====             =====

       Weighted-average common
           shares outstanding during
           the period                                    18.7           18.6             18.7              18.6
       Assuming conversion of Class A
           Convertible Preferred Stock                   10.3           10.3             10.3              10.3
       Assuming exercise of warrants                      0.7              -              0.5                 -
       Assuming exercise of options                       0.7            0.4              0.6               0.3
                                                        -----          -----            -----             -----

       Weighted-average number of
           common shares outstanding
           and dilutive common share
           equivalents                                   30.4           29.3             30.1              29.2
                                                        =====          =====            =====             =====

       Basic earnings per share:
           Before extraordinary loss                    $1.66          $1.37            $1.24             $0.92
           Extraordinary loss, net of
               income tax benefit                        0.04              -             0.04                 -
                                                        -----          -----            -----             -----
           Basic earnings per share                     $1.62          $1.37            $1.20             $0.92
                                                        =====          =====            =====             =====

       Diluted earnings per share:
           Before extraordinary loss                    $1.10          $0.95            $0.93             $0.75
           Extraordinary loss, net of income
               tax benefit                               0.02              -             0.02                 -
                                                        -----          -----            -----             -----
           Diluted earnings per share                   $1.08          $0.95            $0.91             $0.75
                                                        =====          =====            =====             =====

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

      In accordance with the Company's past efforts to enter into Ohio's VAP, the Company submitted to the OEPA a "Demonstration of Sufficient Evidence of VAP Eligibility Compliance" on July 8, 1997. Among other issues contained in the VAP submission, was a description of the Company's ongoing efforts to assess potential environmental impacts of the discontinued on-site waste disposal areas as well as potential remediation efforts. Pursuant to the statutes covering VAP, an eligible participant in the program is not subject to State enforcement actions for those environmental matters being addressed. On October 21, 1997, the Company received a letter from the Director of the OEPA denying VAP eligibility based upon the timeliness of and completeness of the submittal. The Company has appealed the Director's action to the Environmental Review Appeals Commission. No hearing date has been set for the appeal.

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

      LAFAYETTE

      In July 1990, the Philadelphia District of the U.S. Army Corps of Engineers ("Corps") directed that peat harvesting operations be discontinued at Hyponex's Lafayette, New Jersey facility, based on its contention that peat harvesting and related activities result in the "discharge of dredged or fill material into waters of the United States" and therefore require a permit under Section 404 of the Clean Water Act. In May 1992, the United States filed suit in the U.S. District Court for the District of New Jersey seeking a permanent injunction against such harvesting, and civil penalties in an unspecified amount. If the Corps' position is upheld, it is possible that further harvesting of peat from this facility would be prohibited. The Company is defending this suit and is asserting a right to recover its economic losses resulting from the government's actions. The suit was placed in administrative suspense during fiscal 1996 in order to allow the Company and the government an opportunity to negotiate a settlement, and it remains suspended while the parties develop, exchange and evaluate technical data. In July 1997, the Company's wetlands consultant submitted to the government a draft remediation plan. Comments were received, and a revised plan was submitted in early 1998. Management does not believe that the outcome of this case will have a material adverse effect on the Company's operations or its financial condition. Furthermore, management believes the Company has sufficient raw material supplies available such that service to customers will not be materially adversely affected by continued closure of this peat harvesting operation.

      HERSHBERGER

      In September 1991, the Company was identified by the OEPA as a Potentially Responsible Party ("PRP") with respect to a site in Union County, Ohio (the "Hershberger site"), because the Company allegedly arranged for the transportation, treatment or disposal of waste that allegedly contained hazardous substances, at the Hershberger site. Effective February 1998, the Company and four other named PRPs executed an Administrative Order on Consent ("AOC") with the OEPA, by which the named PRPs will fund remedial action at the Hershberger site. After construction of the leachate collection system and reconstruction of the landfill cap, which is anticipated to be completed by August 1998, the Company expects its obligation thereafter to consist primarily of its share of annual operating and maintenance expenses. Management does not believe that its obligations under the AOC will have a material adverse effect on the Company's results of operations or financial condition.

      FIFRA

      In January 1996, the United States EPA served a Complaint and Notice of Opportunity for Hearing upon Sierra's wholly-owned subsidiary, Scotts-Sierra Crop Protection Company ("Crop Protection"). The Complaint alleged labeling violations under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA") during fiscal 1992 and 1993. In February 1998, this matter was settled with the payment by the Company of a $0.2 civil penalty.

      YEAR 2000

      The Company is addressing exposures related to the impact on its computer systems of the Year 2000 issues. Key financial information and operational systems have been assessed and plans developed in order to mitigate the Year 2000 issues. These plans include conversion of in-house developed software and upgrades to purchased software. The Company is currently in various stages of completing these conversions and upgrades: some upgrades have already been made, while detailed conversion plans are being developed. The Company has also engaged outside consultants to review the Company's plans for addressing the Year 2000 issues and to assist in implementation. Management believes its plans will adequately address the Year 2000 issues and does not currently anticipate a material impact on the Company as a result of addressing these issues. However, if such conversions and upgrades are not adequately made, or are not timely completed, the Year 2000 issues could have a material impact on the operations of the Company.

      EURO

      Beginning in January 1999, a new currency called the "euro" is scheduled to be introduced in certain Economic and Monetary Union ("EMU") countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effects the euro currency will have on the marketplace. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. The Company is still assessing the impact the euro formation will have on its internal systems and the sale of its products. The Company expects to take appropriate actions based on the results of such assessment. The Company has not yet determined the cost related to addressing this issue and there can be no assurance that this issue and its related costs will not have a materially adverse effect on the Company's business, operating results and financial condition.

7.    New Accounting Standards

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." Each standard is effective for financial statements for fiscal years beginning after December 15, 1997.

      SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company believes the only significant differences between comprehensive income and currently reported income will be the impact of foreign currency translation and stock option activity recorded in shareholders' equity.

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

      SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    (all amounts are in millions except per share data or as otherwise noted)


The following discussion and analysis of the consolidated results of operations, cash flows and financial position of the Company should be read in conjunction with the Consolidated Financial Statements of the Company included elsewhere in this report. Scotts' Annual Report on Form 10-K for the fiscal year ended September 30, 1997 includes additional information about the Company, its operations, and its financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth sales for the second quarter and first six months of fiscal 1998 and 1997:

                                Three Months Ended                         Six Months Ended
                               ----------------------     Period to      ---------------------     Period to
                               April 4,     March 29,       Period       April 4,    March 29,       Period
                                 1998         1997        % Change         1998         1997       % Change
                                 -----      --------      --------         -----      -------      --------
Consumer Lawns                 $192.1        $156.3          22.9%        $222.5     $190.2          17.0%
Consumer Gardens                 53.9          51.7           4.3           66.3       62.1           6.8
Consumer Organics                70.6          56.2          25.6           86.8       70.6          23.0
                               ------        ------                       ------     ------
   Domestic Consumer            316.6         264.2          19.8          375.6      322.9          16.3

Professional                     44.7          41.6           7.5           77.1       68.2          13.1
International                    69.3          40.4          71.5          103.0       55.3          86.3
                               ------        ------                       ------     ------
   Consolidated                $430.6        $346.2          24.4%        $555.7     $446.4          24.5%
                               ======        ======                       ======     ======

The following table sets forth the components of income and expense for the second quarter and first six months of fiscal 1998 and 1997 on a percent-of-sales basis:

                                Three Months Ended                         Six Months Ended
                               ----------------------     Period to      ---------------------     Period to
                               April 4,     March 29,       Period       April 4,    March 29,       Period
                                 1998         1997        % Change         1998         1997       % Change
                                 -----      --------      --------         -----      -------      --------

Net sales                       100.0%        100.0%         24.4%         100.0%     100.0%         24.5%
Cost of sales                    60.3          60.0          24.9           61.7       61.7          24.6
                                -----         -----                        -----      -----
Gross profit                     39.7          40.0          23.6           38.3       38.3          24.3

Operating expenses:
   Advertising and               11.8          11.8          23.7           11.0       11.4          20.1
   promotion
   Selling, general and
     administrative              10.7           9.9          35.5           14.0       13.3          31.5
   Amortization of goodwill
     and other intangibles        0.8           0.8          25.9            1.1        1.1          24.5
   Other expense, net             0.4           0.9         (43.8)           0.3        0.8         (57.1)
                                -----         -----                        -----      -----

Income from operations           16.0          16.6          20.0           11.9       11.7          25.8

Interest expense                  2.5           2.4          27.7            3.1        3.1          24.5
                                -----         -----                        -----      -----

Income before income taxes       13.5          14.2          18.7            8.8        8.6          26.2

Income taxes                      5.7           6.1          17.0            3.8        3.7          24.1
                                -----         -----                        -----      -----

Income before extraordinary
  item                            7.8           8.1          20.1            5.0        4.9          27.9

Extraordinary loss on early
  extinguishment of debt, net
  of income tax benefit           0.2             -           nm             0.1         -             nm
                                -----         -----                        -----      -----


Net income                        7.6           8.1          17.6            4.9        4.9          24.7

Preferred stock dividends         0.6           0.7           0.0            0.9        1.1           0.0
                                -----         -----                        -----      -----

Income applicable to
  common shareholders             7.0%          7.3%         19.3%           4.0%       3.8%         31.8%
                                =====         =====                        =====      =====

Three Months Ended April 4, 1998 versus the Three Months Ended March 29, 1997:
------------------------------------------------------------------------------

Net sales for the three months ended April 4, 1998 totaled $430.6, an increase of $84.4, or 24.4%, over prior year. On a pro forma basis, assuming Earthgro and Levington were acquired at the beginning of fiscal 1997, sales for the second quarter of fiscal 1998 would have been $433.8, an increase of $58.0 or 15.4% over pro forma sales for the second quarter of fiscal 1997. Excluding the effects of currency translation, pro forma sales would have been 15.7% higher than the second quarter of the prior year.

Consumer segment sales totaled $316.6, an increase of 19.8% over prior year. The increase reflects improvements of 22.9%, 4.3% and 25.6% in the Consumer Lawns, Consumer Gardens and Consumer Organics operating groups, respectively. The increase in the Consumer Lawns group is primarily due to a 25.5% improvement in sales of granular lawn products, driven by successful advertising programs. Consumer Lawns sales also benefited from the Company's decision to change certain early season promotional programs which had the impact of shifting approximately $12.0 of sales from the first quarter of fiscal 1998 into the second quarter. Sales of the Consumer Gardens group are up 4.3% due in part to the introduction of Scotts Master Collection(TM), a line of timed-release garden fertilizers, and strong demand for Osmocote(R) products. Sales of Miracle-Gro(R) products were up 1.7% over the prior year. Sales for the Consumer Organics group reflect the acquisition of Earthgro effective February 1998. On a pro forma basis, sales for the group were up 10.4% compared to the prior year, stemming from a 20.6% increase in sales of value-added products carrying the Scotts(R) and Miracle-Gro(R) brand names, partially offset by lower commodity sales as a result of the Company's deemphasis on sales of such products.

Professional segment sales increased 7.5% to $44.7 in the second quarter of fiscal 1998. The increase is primarily due to the introduction of the new Contec(TM) fertilizer in the second quarter, as well as strong sales volume for Osmocote(R) products. Professional sales also benefited from favorable weather conditions in northern areas of the U.S.

International segment sales increased to $69.3, or 71.5%, in the second quarter of fiscal 1998. On a pro forma basis, assuming Levington had been acquired at the beginning of fiscal 1997, sales for the second quarter of fiscal 1998 would have been 16.8% higher than pro forma sales for the second quarter of fiscal 1997, primarily due to strong sales of professional products throughout Europe and strong consumer sales in the United Kingdom. Excluding the effects of currency translation, International segment pro forma sales would have been 18.2% higher than in the second quarter of the prior year.

Gross profit decreased to 39.7% of sales in the second quarter of fiscal 1998, a decrease of 0.3% compared to 40.0% in the prior year. Factors contributing to the decrease were one-time start-up costs associated with the upgrade of certain domestic manufacturing facilities, demolition costs associated with the removal of certain old manufacturing facilities, and unplanned outsourcing of certain production. These factors were partially offset by improved prices of key raw materials. Selling prices had no material impact on gross profit for the quarter.

Advertising and promotion expenses increased $9.7, or 23.7%, to $50.7 for the second quarter of 1998 primarily due to a $6.4 increase in advertising and promotion by the Consumer Lawns Group and the impact of international acquisitions of $2.0. Overall, the Company is committed to maintain, or somewhat increase, advertising levels for fiscal 1998 in comparison to fiscal 1997, and promotional expense has increased due to higher sales volumes.

Selling, general and administrative expense ("SG&A") increased $12.1, or 35.5%, to $46.2. As a percentage of sales, SG&A expense increased to 10.7% from 9.9% in the prior year. On a pro forma basis, SG&A expense increased approximately $7.7, or 0.4% as a percentage of sales, primarily due to incremental incentives associated with the increased fiscal 1998 sales and profits, as well as costs associated with addressing the Year 2000 issue and other system infrastructure improvements. Other increases were related to merchandising support and research and development levels.

Amortization of goodwill and other intangibles increased $0.7, or 25.9%, as a result of the inclusion of Earthgro and Levington in the second quarter of fiscal 1998.

Other expense, net changed favorably by $1.4 primarily due to a lower level of asset write-offs in the second quarter of fiscal 1998 ($1.9) compared to the prior year ($4.2).

Primarily as a result of strong sales in the Consumer Lawns Group, as well as the inclusion of Levington and Earthgro, income from operations improved to $68.9, or 16.0% of sales, in the second quarter of fiscal 1998, compared to $57.4, or 16.6% of sales, in the prior year. On a pro forma basis, income from operations would have been $68.5, or 15.8% of sales, in the second quarter of 1998, compared to $58.1, or 15.5% of sales, in the prior year.

Interest expense increased $2.3, or 27.7% in the second quarter of 1998. Excluding borrowings associated with the Earthgro and Levington acquisitions, interest expense increased approximately $0.2, primarily due to higher interest rates, partially offset by a $49.8 reduction in average borrowings for the quarter.

The Company's effective tax rate was 42.5% and 43.2% in the second quarter of 1998 and 1997, respectively. The Company's effective tax rate is higher than statutory rates due to non-tax deductible amortization of goodwill and certain intangibles in the U.S.

During the second quarter of fiscal 1998, the Company reported net income of $32.8, or $1.08 diluted earnings per common share (after a $0.7, or $0.02 per share, extraordinary loss on the early extinguishment of debt), compared with net income of $27.9, or $0.95 diluted earnings per common share for the second quarter of fiscal 1997. Had Levington and Earthgro been fully consolidated in both the second quarter of fiscal 1998 and 1997, net income on a pro forma basis would have been $32.2 in fiscal 1998 compared to $26.8 for fiscal 1997, with diluted earnings per common share of $1.06 and $0.91, respectively.

Six Months Ended April 4, 1998 versus the Three Months Ended March 29, 1997:
----------------------------------------------------------------------------

Net sales for the six months ended April 4, 1998 totaled $555.7, an increase of $109.3, or 24.5%, over the prior year. On a pro forma basis, assuming Earthgro, Levington, and the remaining two-thirds interest in Miracle Holdings were acquired at the beginning of fiscal 1997, sales for the six months of fiscal 1998 would have been $577.7, an increase of $66.0 or 12.9% over pro forma sales for the six months of fiscal 1997. Excluding the effects of currency translation, pro forma sales would have been 13.3% higher than the six months of fiscal 1997.

Consumer segment sales totaled $375.6, an increase of 16.3% over prior year. The increase reflects improvements of 17.0%, 6.8% and 23.0% in the Consumer Lawns, Consumer Gardens and Consumer Organics operating groups, respectively. The increase in the Consumer Lawns group is primarily due to an 18.7% improvement in sales of granular lawn products, driven by successful advertising programs. Sales of the Consumer Gardens group are up 6.8% due in part to the introduction of Scotts Master Collection(TM), a new line of time-release garden fertilizers, and strong demand for Osmocote(R) products. Sales of Miracle-Gro(R) products were up 4.2% over the prior year. Sales for the Consumer Organics group reflect the acquisition of Earthgro effective February 1998. On a pro forma basis, sales for the group were up 12.0% compared to the prior year, stemming from a 25.5% increase in sales of value-added products carrying the Scotts(R) and Miracle-Gro(R) brand names, partially offset by lower commodity sales as a result of the Company's deemphasis on sales of such products.

Professional segment sales increased 13.1% to $77.1 in the six months of fiscal 1998. The increase is primarily due to the introduction of the new Contec(TM) fertilizer in the second quarter as well as strong sales volume for Osmocote (R) products. Professional sales also benefited from favorable weather conditions in northern areas of the U.S. and a change in selling programs, to better match customer requirements, that had the impact of shifting certain sales into the first quarter of fiscal 1998 from the fourth quarter of fiscal 1997.

International segment sales increased to $103.0, or 86.3%, in the six months of fiscal 1998. On a pro forma basis, assuming Levington and the remaining two-thirds interest in Miracle Holdings had been acquired at the beginning of fiscal 1997, sales for the six months of fiscal 1998 would have been 9.9% higher than pro forma sales for the six months of fiscal 1997. Excluding the effects of foreign currency translation, pro forma sales would have been 12.0% higher than in the six months of fiscal 1997.

Gross profit remained at 38.3% of sales for both six-month periods. The results for the six months of fiscal 1998 include one-time start-up costs associated with the upgrade of certain domestic manufacturing facilities, demolition costs associated with the removal of certain old manufacturing facilities, and unplanned outsourcing of certain production. These factors were partially offset by improved prices of key raw materials. Selling prices had no material impact on gross profit for the six months of either period.

Advertising and promotion expense increased $10.2, or 20.1%, to $61.0 for the six months of fiscal 1998, primarily due to a $3.8 increase in advertising and promotion by the Consumer Lawns group and the impact of international acquisitions of $3.4. Overall, the Company is committed to maintain, or somewhat increase, advertising levels for fiscal 1998 in comparison to fiscal 1997, and promotional expense has increased due to higher sales volumes.

SG&A increased $18.7, or 31.5%, to $78.1 for the six months of 1998. As a percentage of sales, SG&A increased to 14.0% from 13.3% in the prior year. On a pro forma basis, SG&A increased approximately $11.5, or 0.4% as a percentage of sales, primarily due to incremental incentives associated with the increased fiscal 1998 sales and profits, as well as costs associated with addressing the Year 2000 issue and other infrastructure improvements. Other increases were related to merchandising support, and research and development levels.

Amortization of goodwill and other intangibles increased $1.2, or 24.5%, as a result of the inclusion of Levington, Earthgro and a full six months of Miracle Holdings in fiscal 1998.

Other expense, net changed favorably by $2.0 primarily due to royalty agreements in place for a full six months in fiscal 1998 and a lower level of asset write-offs in the six months of fiscal 1998 ($1.8) compared to fiscal 1997 ($4.3).

Primarily as a result of the Earthgro, Levington and Miracle Holdings acquisitions, as well as strong sales in the Consumer Lawns group, income from operations improved to $65.9, or 11.9% of sales, for the six months of fiscal 1998, compared to $52.4, or 11.7% of sales, in the prior year. On a pro forma basis, income from operations would have been $66.3, or 11.5% of sales, for the six months of fiscal 1998 compared to $57.2, or 11.2% of sales, in the prior year.

Interest expense increased $3.4, or 24.5%, for the six months of fiscal 1998. Excluding borrowings associated with the Earthgro, Levington and Miracle Holdings acquisitions, interest expense decreased $0.9, primarily due to a $48.0 reduction in average borrowings for the six months of fiscal 1998.

The Company's effective tax rate was 42.5% and 43.2% for the six months of fiscal 1998 and 1997, respectively. The Company's effective tax rate is higher than statutory rates due to non-tax deductible amortization of goodwill and certain intangibles in the U.S.

For the six months of fiscal 1998, the Company reported net income of $27.3, or $0.91 diluted earnings per common share (after a $0.7, or $0.02 per share, extraordinary loss on the early extinguishment of debt), compared with net income of $21.9, or $0.75 diluted earnings per share for the six months of fiscal 1997. Had Earthgro, Levington and Miracle Holdings been fully consolidated in both six month periods, net income on a pro forma basis would have been $26.0 for fiscal 1998 compared to $20.9 for fiscal 1997, with diluted earnings per share of $0.86 and $0.72, respectively

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities totaled $183.7 for the six-month period ended April 4, 1998 compared to $138.6 in the prior year. The seasonal nature of the Company's operations results in a significant increase in certain components of working capital (primarily accounts receivable and inventory) during the first and second quarters. The third fiscal quarter is a significant period for collecting accounts receivable. The higher level of cash used in operating activities for the first six months of fiscal 1998 is primarily attributable to the seasonal working capital needs of both existing businesses and businesses acquired subsequent to December 1996.

Cash used in investing activities for the six months of fiscal 1998 totaled $147.4 compared to $51.2 in the prior year. This increase is primarily attributable to net cash used for the acquisition of Levington and Earthgro of approximately $88.8 and $42.4, respectively. Capital investments were $13.2 in the first six months of fiscal 1998, a $9.1 increase in comparison to the prior year. This increase is primarily attributable to the construction of a warehouse facility and the installation of new packaging lines, both in Marysville, as well as the acquisition of additional warehousing space in the Netherlands.

Financing activities provided $329.5 for the first six months of fiscal 1998 compared to $195.5 in the prior year. Financing activities are principally supported by the Company's Credit Agreement. Approximately $106.1 and $42.4 of the increase from the prior year relates to financing the Levington and Earthgro acquisitions, respectively. On a net basis, approximately $88.8 of the Levington-related borrowings were used to purchase the shares of Levington and refinance Levington's existing debt instruments. The remainder of the borrowings were used to satisfy certain escrow arrangements which were eliminated in the second quarter, as well as certain working capital requirements. Other increases in borrowings for the six-month period of fiscal 1998 were primarily a result of working capital requirements.

Total debt was $564.1 as of April 4, 1998, an increase of $342.8 compared with debt at September 30, 1997 and an increase of $111.1 compared with debt levels at March 29, 1997. Borrowings associated with the Levington and Earthgro acquisitions were approximately $106.1 and $42.4, respectively. The remaining increase compared to September 30, 1997 is primarily due to seasonal working capital requirements as well as capital investments ($37.7 for the twelve month period ended April 4, 1998). The remaining decrease compared to March 29, 1997 is attributable to the Company's strong operating cash flows for the 12 month period ended April 4, 1998.

Shareholders' equity as of April 4, 1998 was $410.5, representing a $21.3 increase compared to September 30, 1997 and a $32.1 increase compared to March 29, 1997. The increase compared to September 30, 1997 is attributable to net income of $27.3, Convertible Preferred Stock dividends of $4.9, an unfavorable change in cumulative foreign currency translation of $2.0 and treasury stock activity of $0.9. The increase compared to March 29, 1997 is attributable to net income for the twelve month period ended April 4, 1998 of $44.9, Convertible Preferred Stock dividends of $9.8, unfavorable changes in cumulative foreign currency translation of $5.2 and treasury stock activity of $2.2.

The Company has foreign exchange risk related to international operations and cash flows. The Company has historically entered into forward foreign exchange contracts and purchased currency options to hedge its exposure to fluctuations in foreign currency exchange rates. The Company has reassessed its foreign exchange policy and taken actions internally to reduce such exposure, thus reducing its use of foreign exchange contracts.

As of April 4, 1998, the Company's European operations had foreign exchange risk in various European currencies tied to the Dutch Guilder. These currencies include the Belgian Franc, Spanish Peseta, French Franc, British Pound, Italian Lire, Australian Dollar and the U.S. Dollar. The Company's U.S. operations had foreign exchange rate risk in the Canadian Dollar, Dutch Guilder and the British Pound which are tied to the U.S. Dollar.

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

NEW ACCOUNTING STANDARDS


In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." Each standard is effective for financial statements for fiscal years beginning after December 15, 1997.

SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company believes the only significant differences between comprehensive income and currently reported income will be the impact of foreign currency translation and stock option activity recorded in shareholders' equity.

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

SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful.

YEAR 2000

The Company is addressing exposures related to the impact on its computer systems of the Year 2000 issues. Key financial information and operational systems have been assessed and plans developed in order to mitigate the Year 2000 issues. These plans include conversion of in-house developed software and upgrades to purchased software. The Company is currently in various stages of completing these conversions and upgrades: some upgrades have already been made, while detailed conversion plans are being developed. The Company has also engaged outside consultants to review the Company's plans for addressing the Year 2000 issues and to assist in implementation. Management believes its plans will adequately address the Year 2000 issues and does not currently anticipate a material impact on the Company as a result of addressing these issues. However, if such conversions and upgrades are not adequately made, or are not timely completed, the Year 2000 issues could have a material impact on the operations of the Company.

EURO

Beginning in January 1999, a new currency called the "euro" is scheduled to be introduced in certain Economic and Monetary Union ("EMU") countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effects the euro currency will have on the marketplace. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. The Company is still assessing the impact the euro formation will have on its internal systems and the sale of its products. The Company expects to take appropriate actions based on the results of such assessment. The Company has not yet determined the cost related to addressing this issue and there can be no assurance that this issue and its related costs will not have a materially adverse effect on the Company's business, operating results and financial condition.

MANAGEMENT'S OUTLOOK FOR THE REMAINDER OF 1998

The strong financial results of fiscal 1997 represent the base year in the Company's long-term strategy for profitable growth. Management believes the results for the first six months of fiscal 1998 are further evidence the Company is on course towards fulfilling the following tenets which it established as part of its strategic plan:

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

The acquisitions of Levington and Earthgro, as well as other business initiatives such as Scotts Lawn Service and Sanford Scientific, Inc., are symbolic of the Company's intention to consider acquisition opportunities in related or new markets. Within the Company's four-year strategic plan, management has established challenging, but realistic, financial goals, including:

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

These forward-looking statements represent challenging goals for the Company, and the achievement thereof is subject to a variety of risks and assumptions. These forward-looking statements include, but are not limited to, information regarding the future economic performance and financial condition of the Company, the plans and objectives of the Company's management, and the Company's assumptions regarding such performance and plans. Therefore, it is possible that the Company's future actual financial results may differ materially from those expressed in these forward-looking statements due to a variety of factors, including:

       o Weather conditions in North America and Europe which have a significant impact on the timing of sales in the Spring selling season and overall annual sales;

       o Continued marketplace acceptance of the Company's Consumer Lawns and Consumer Gardens groups' "pull" advertising marketing strategies, particularly in the Consumer Lawns group which refocused its general marketing strategy beginning in fiscal 1996;

       o The Company's ability to maintain profit margins on its products, to produce its products on a timely basis, and to maintain and develop additional production capacity as necessary to meet demand;

       o Competition among lawn and garden care product producers supplying the consumer and professional markets, both in North America and Europe;

       o Competition between and the recent consolidation within the retail outlets selling lawn and garden care products produced by the Company;

       o Public perceptions regarding the safety of the products produced and marketed by the Company;

       o Inherent risks of international development, including currency exchange rates, the implementation of the euro, economic conditions and regulatory and cultural difficulties or delays in the Company's development outside the United States;

       o Changes in economic conditions in the United States and the impact of changes in interest rates;

       o The ability of the Company to improve its processes and business practices to keep pace with the economic, competitive and technological environment, including successfully addressing the Year 2000 issues; and

       o The ability to successfully integrate the operations of acquired companies.

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

         See Footnote 6 to the Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of shareholders of the Company (the "Annual Meeting") was held in Columbus, Ohio on February 18, 1998.

         The result of the vote of the shareholders for the matter of the election of three directors, for terms of three years each, submitted to the shareholders at the Annual Meeting is as follows:

                    Nominee                 Votes For             Withheld                Not Voted
                    -------                 ---------             --------                ---------
          Joseph P. Flannery               26,393,590                                      144,025
          Horace Hagedorn                  26,388,479                                      149,136
          Albert E. Harris                 26,394,014                                      143,601

         Each of the nominees was elected. The other directors whose terms of office continue after the Annual Meeting are Charles M. Berger, James Hagedorn, Karen Mills, James B Beard, John Kenlon, John M. Sullivan, and L. Jack Van Fossen.

Item 6.  Exhibits and Reports on Form 8-K

         (a) See Exhibit Index at page 23 for a list of the exhibits included herewith.

         (b) The Company filed a Current Report on Form 8-K on February 25, 1998 relating to the acquisition of Earthgro, Inc. and Sanford Scientific, Inc. No financial statements or pro forma financial information was required to be filed therewith.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            THE SCOTTS COMPANY



Date                                        /s/JEAN H. MORDO
    -----------------------------           ---------------------------------
                                            Executive Vice President
                                            Chief Financial Officer
                                            Principal Accounting Officer

                               THE SCOTTS COMPANY

                        QUARTERLY REPORT ON FORM 10-Q FOR
                       FISCAL QUARTER ENDED April 4, 1998



                                  EXHIBIT INDEX




   Exhibit                                                                            Page
   Number                         Description                                        Number
   ------                         -----------                                        ------
     4        Credit Agreement, dated as of February 26, 1998, among the
              Registrant, the lenders party thereto and the Subsidiary Borrowers named therein, Keybank National Association, Bank of
              Tokyo-Mitsubishi Trust Company and Union Bank of California, N.A.,
              as co-agents, the Chase Manhattan Bank as agent for the lenders,
              Credit Lyonnais Chicago Branch, as documentation agent, and NBD
              Bank, as syndication agent.                                               *

     10       The Scotts Company 1996 Stock Option Plan (as amended through May 13,
              1998)                                                                     *

     27       Financial Data Schedule                                                   *



------------------------
*Filed herewith