Form 10-Q
period 1998-07-04
SCOTTS COMPANY
filed 1998-08-18
CIK 825542

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 4, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 1-11593

                               THE SCOTTS COMPANY
             ------------------------------------------------------
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

                                    No change
        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes   X           No
                                                 -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

18,679,023 Common Shares, voting, no par value     Outstanding at August 6, 1998
----------------------------------------------     -----------------------------









                            Exhibit Index at page 25

                       THE SCOTTS COMPANY AND SUBSIDIARIES

                                      INDEX


                                                                                                 Page No.
                                                                                                 --------

Part  I.  Financial Information:

   Item 1.  Financial Statements

            Consolidated Statements of Operations - Three and nine month
            periods ended July 4, 1998 and June 28, 1997                                             3

            Consolidated Statements of Cash Flows - Nine month periods
            ended July 4, 1998 and June 28, 1997                                                     4

            Consolidated Balance Sheets -
            July 4, 1998, June 28, 1997, and September 30, 1997                                      5

            Notes to Consolidated Financial Statements                                              6-13

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                          14-22


Part II.  Other Information

   Item 1.  Legal Proceedings                                                                        23

   Item 5.  Other Information                                                                        23

   Item 6.  Exhibits                                                                                 23


Signatures                                                                                           24


Exhibit Index                                                                                        25

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in millions except per share amounts)

                                                         Three Months Ended               Nine Months Ended
                                                       -----------------------          ----------------------
                                                       July 4,        June 28,          July 4,       June 28,
                                                        1998            1997             1998           1997
                                                        ----            ----             ----           ----

Net sales                                              $367.5          $299.0            $923.2        $745.4
Cost of sales                                           235.7           188.3             578.8         463.7
                                                       ------          ------            ------        ------

Gross profit                                            131.8           110.7             344.4         281.7
                                                       ------          ------            ------        ------

Advertising and promotion                                32.9            26.5              93.9          77.9
Selling, general and administrative                      43.8            37.1             121.9          95.9
Amortization of goodwill and other intangibles            3.5             2.7               9.7           7.6
Other expense (income), net                               1.3            (0.7)              2.7           2.8
                                                       ------          ------            ------        ------

Income from operations                                   50.3            45.1             116.2          97.5

Interest expense                                          9.7             7.6              27.0          21.5
                                                       ------          ------            ------        ------

Income before income taxes                               40.6            37.5              89.2          76.0

Income taxes                                             16.2            16.4              36.9          33.0
                                                       ------          ------            ------        ------

Income before extraordinary item                         24.4            21.1              52.3          43.0

Extraordinary loss on early extinguishment of
  debt, net of income tax benefit                           -               -               0.7             -
                                                       ------          ------            -------       ------

Net income                                               24.4            21.1              51.6          43.0

Preferred Stock dividends                                 2.4             2.4               7.3           7.3
                                                       ------          ------            ------        ------

Income applicable to common shareholders               $ 22.0          $ 18.7            $ 44.3        $ 35.7
                                                       ======          ======            ======        ======

Basic earnings per share:
  Before extraordinary loss                            $ 1.18          $ 1.01            $ 2.41        $ 1.92
  Extraordinary loss, net of income tax benefit             -               -              0.04             -
                                                       ------          ------            ------        ------
  Basic earnings per share                             $ 1.18          $ 1.01            $ 2.37        $ 1.92
                                                       ======          ======            ======        ======

Diluted earnings per share:
  Before extraordinary loss                            $ 0.80          $ 0.71            $ 1.72        $ 1.47
  Extraordinary loss, net of income tax benefit             -               -              0.02             -
                                                       ------          ------            ------        ------
  Diluted earnings per share                           $ 0.80          $ 0.71            $ 1.70        $ 1.47
                                                       ======          ======            ======        ======

Common shares used in basic
  earnings per share computation                         18.7            18.6              18.7          18.6
                                                       ======          ======            ======        ======

Common shares and common stock
  equivalents used in diluted
  earnings per share computation                         30.6            29.9              30.3          29.3
                                                       ======          ======            ======        ======

See Notes to Consolidated Financial Statements.

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in millions)




                                                                                      Nine Months Ended
                                                                                 --------------------------
                                                                                  July 4,          June 28,
                                                                                    1998             1997
                                                                                    ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $  51.6           $  43.0
   Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation and amortization                                              27.6              24.0
         Extraordinary loss, net of income tax benefit                               0.7               -
         Net change in certain components of
             working capital                                                        13.4              27.3
         Net change in other assets and liabilities and
             other adjustments                                                      (0.3)             (1.1)
                                                                                 -------           --------

                  Net cash provided by operating activities                         93.0              93.2
                                                                                 -------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property, plant and equipment, net                                (21.7)             (9.4)
   Acquisitions, net of cash acquired                                             (146.4)            (47.1)
                                                                                 -------           -------

                  Net cash used in investing activities                           (168.1)            (56.5)
                                                                                 -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Revolving lines of credit and bank line of credit, net                          101.4             (12.1)
   Dividends on Preferred Stock                                                     (7.3)             (7.3)
   Other, net                                                                       (2.3)              1.1
                                                                                 --------          -------

                  Net cash provided by (used in) financing activities               91.8             (18.3)
                                                                                 -------           -------

Effect of exchange rate changes on cash                                             (0.1)             (0.6)
                                                                                 -------           -------

Net increase in cash                                                                16.6              17.8

Cash at beginning of period                                                         13.0              10.6
                                                                                 -------           -------

Cash at end of period                                                            $  29.6           $  28.4
                                                                                 =======           =======

SUPPLEMENTAL CASH FLOW INFORMATION
   Businesses Acquired:
     Fair value of assets acquired                                               $ 213.4           $ 115.9
     Liabilities assumed and minority interest                                     (45.9)            (69.2)
     Debt issued                                                                 $ 164.5           $  44.9




See Notes to Consolidated Financial Statements.

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                                               Unaudited
                                                                               ---------
                                                                       July 4,          June 28,        September 30,
                                                                         1998             1997               1997
                                                                         ----             ----               ----
                                     ASSETS
Current Assets:
   Cash                                                               $   29.6          $   28.4          $   13.0
   Accounts receivable, less allowances
     of $5.5, $5.9 and $5.7, respectively                                164.6             141.6             104.3
   Inventories, net                                                      165.3             152.6             146.1
   Prepaid and other assets                                               29.9              21.5              22.4
                                                                      --------          --------          --------
     Total current assets                                                389.4             344.1             285.8
                                                                      --------          --------          --------

Property, plant and equipment, net                                       187.7             135.6             146.1
Goodwill, net                                                            297.4             218.0             215.6
Other intangibles, net                                                   138.2             140.3             136.6
Other assets                                                               6.4               1.5               3.5
                                                                      --------          --------          --------

     Total Assets                                                     $1,019.1          $  839.5          $  787.6
                                                                      ========          ========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Revolving credit line and other short-term debt                    $    3.4          $    1.6          $    1.5
   Accounts payable                                                       77.8              53.8              54.1
   Accrued liabilities                                                    98.2              73.1              57.8
   Accrued taxes                                                          36.4              37.3              25.9
                                                                      --------          --------          --------
     Total current liabilities                                           215.8             165.8             139.3
                                                                      --------          --------          --------

Term debt, less current portion                                          327.6             239.8             219.8
Other liabilities                                                         45.6              37.5              39.3
                                                                      --------          --------          --------

     Total Liabilities                                                   589.0             443.1             398.4
                                                                      --------          --------          --------

Commitments and Contingencies

Shareholders' Equity:
   Class A Convertible Preferred Stock, no par value                     177.3             177.3             177.3
   Common shares, no par value, $.01 stated
     value per share, issued 21.1 shares                                   0.2               0.2               0.2
   Capital in excess of par value                                        208.3             207.2             207.8
   Retained earnings                                                      94.4              56.1              50.1
   Cumulative foreign currency translation account                        (6.2)             (2.3)             (4.3)
   Treasury stock, 2.4, 2.4, and 2.4 common shares,
       respectively, at cost                                             (43.9)            (42.1)            (41.9)
                                                                      --------          --------          --------
     Total Shareholders' Equity                                          430.1             396.4             389.2
                                                                      --------          --------          --------

     Total Liabilities and Shareholders' Equity                       $1,019.1          $  839.5          $  787.6
                                                                      ========          ========          ========

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

      The consolidated balance sheets as of July 4, 1998 and June 28, 1997, and the related consolidated statements of operations for the three and nine month periods, and cash flows for the nine month periods, ended July 4, 1998 and June 28, 1997 are unaudited; however, in the opinion of management, such financial statements contain all adjustments necessary for the fair presentation of the Company's financial position and results of operations. Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the financial statements and accompanying notes in Scotts' fiscal 1997 Annual Report on Form 10-K.

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

      Effective December 1997, the Company acquired all the shares of Levington, a leading producer of consumer and professional lawn fertilizer and growing media in the U.K, for $93.7, including deal costs and refinancing of certain assumed debt.

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

      During fiscal 1998 the Company also invested in or acquired other entities relative to its long term strategic plan. These investments include Scotts Lawn Service, Sanford Scientific, Inc. (genetics) and the U.S. Home and Garden Consumer Products Business of AgrEvo Environmental Health, Inc. (pesticides).

      Each of the above acquisitions was accounted for under the purchase method of accounting. Due to the materiality of Levington, Earthgro and Miracle Holdings, the following pro forma results of operations are provided and give effect to these acquisitions as if they had occurred October 1, 1996.

                                                       Nine Months Ended
                                                    ----------------------------
                                                    July 4,             June 28,
                                                     1998                1997
                                                     ----                ----


        Net sales                                    $945.3             $864.2
                                                     ======             ======
        Net income                                   $ 50.3             $ 44.0
                                                     ======             ======

        Basic earnings per share:
            Before extraordinary loss                $ 2.34             $ 1.97
            Extraordinary loss, net of income
                tax benefit                            0.04                  -
                                                     ------             ------
            Basic earnings per share                 $ 2.30             $ 1.97
                                                     ======             ======

        Diluted earnings per share:
            Before extraordinary loss                $ 1.68             $ 1.50
            Extraordinary loss, net of income
                tax benefit                            0.02                  -
                                                     ------             ------
            Diluted earnings per share               $ 1.66             $ 1.50
                                                     ======             ======

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


3.    Inventories

      Inventories, net of provisions of $8.7, $9.1 and $12.3, respectively, consisted of:

                                                         July 4,           June 28,        September 30,
                                                           1998              1997               1997
                                                           ----              ----               ----

       Finished goods                                     $108.7            $102.9            $102.8
       Raw materials                                        56.6              49.7              43.3
                                                          ------            ------            ------
                                                          $165.3            $152.6            $146.1
                                                          ======            ======            ======

4.    Long-Term Debt

                                                         July 4,           June 28,        September 30,
                                                           1998              1997               1997
                                                           ----              ----               ----
       Revolving credit line                              $225.7            $141.9            $121.8
       9 7/8% Senior Subordinated Notes
           $100.0 face amount (net of
           unamortized discount)                            99.5              99.4              99.4
       Capital lease obligations and other                   5.8               0.1               0.1
                                                          ------            ------            ------
                                                           331.0             241.4             221.3
       Less current portions                                 3.4               1.6               1.5
                                                          ------            ------            ------
                                                          $327.6            $239.8            $219.8
                                                          ======            ======            ======

      Maturities of term debt and capital leases for the next five fiscal years are as follows:

      1998                                    $2.4
      1999                                     1.3
      2000                                     1.1
      2001                                     1.1
      2002                                     0.2
      Thereafter                             325.4

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

5.    Net Income Per Common Share

      Effective the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which establishes standards for computing and presenting earnings per share ("EPS"). FAS 128 requires the presentation of basic and diluted EPS. Basic EPS is computed by dividing income applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents.

      The following table presents information necessary to calculate basic and diluted earnings per common share.

                                                     Three Months Ended                   Nine Months Ended
                                                 --------------------------          --------------------------
                                                 July 4,           June 28,          July 4,           June 28,
                                                   1998             1997              1998              1997
                                                 --------          --------          --------          --------

Income before extraordinary item                 $   24.4          $   21.1          $   52.3          $   43.0
Extraordinary loss on early
    extinguishment of debt, net of
    income tax benefit                                 --                --               0.7              --
                                                 --------          --------          --------          --------

Net income                                           24.4              21.1              51.6              43.0
Preferred Stock dividends                             2.4               2.4               7.3               7.3
                                                 --------          --------          --------          --------
Income applicable to common
    shareholders                                 $   22.0          $   18.7          $   44.3          $   35.7
                                                 ========          ========          ========          ========

Weighted-average common
    shares outstanding during
    the period                                       18.7              18.6              18.7              18.6
Assuming conversion of Class A
    Convertible Preferred Stock                      10.3              10.3              10.3              10.3
Assuming exercise of warrants                         0.9               0.2               0.6               0.1
Assuming exercise of options                          0.7               0.8               0.7               0.3
                                                 --------          --------          --------          --------

Weighted-average number of
    common shares outstanding
    and dilutive common share
    equivalents                                      30.6              29.9              30.3              29.3
                                                 ========          ========          ========          ========

Basic earnings per share:
    Before extraordinary loss                    $   1.18          $   1.01         $    2.41         $    1.92
    Extraordinary loss, net of
        income tax benefit                             --                --              0.04                --
                                                 --------          --------         ---------         ---------
    Basic earnings per share                     $   1.18          $   1.01         $    2.37         $    1.92
                                                 ========          ========         =========         =========

Diluted earnings per share:
    Before extraordinary loss                    $   0.80          $   0.71         $    1.72         $    1.47
    Extraordinary loss, net of income
        tax benefit                                    --                --              0.02                --
                                                 --------          --------         ---------         ---------
    Diluted earnings per share                   $   0.80          $   0.71         $    1.70         $    1.47
                                                 ========          ========         =========         =========

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

      OHIO ENVIRONMENTAL PROTECTION AGENCY

      The Company has been assessing and, as required, addressing certain environmental issues regarding the wastewater treatment plants currently operating at the Marysville facility. The company is proceding with plans to connect the facility's wastewater system with the City of Marysville's municipal treatment system. Additionally, the Company has been assessing, under Ohio's new Voluntary Action Program ("VAP"), the possible remediation of several discontinued on-site waste disposal areas dating back to the early operations of its Marysville facility.

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

      LAFAYETTE

      In July 1990, the Philadelphia District of the U.S. Army Corps of Engineers ("Corps") directed that peat harvesting operations be discontinued at Hyponex's Lafayette, New Jersey facility, based on its contention that peat harvesting and related activities result in the "discharge of dredged or fill material into waters of the United States" and therefore require a permit under Section 404 of the Clean Water Act. In May 1992, the United States filed suit in the U.S. District Court for the District of New Jersey seeking a permanent injunction against such harvesting, and civil penalties in an unspecified amount. If the Corps' position is upheld, it is possible that further harvesting of peat from this facility would be prohibited. The Company is defending this suit and is asserting a right to recover its economic losses resulting from the government's actions. The suit was placed in administrative suspense during fiscal 1996 in order to allow the Company and the government an opportunity to negotiate a settlement, and it remains suspended while the parties develop, exchange and evaluate technical data. In July 1997, the Company's wetlands consultant submitted to the government a draft remediation plan. Comments were received, and a revised plan was submitted in early 1998. Further immaterial comments from the government were received in June 1998, and final agreement is expected in September, 1998. Management does not believe that the outcome of this case will have a material adverse effect on the Company's operations or its financial condition. Furthermore, management believes the Company has sufficient raw material supplies available such that service to customers will not be materially adversely affected by continued closure of this peat harvesting operation.

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

      YEAR 2000

      The Company is addressing exposures related to the Year 2000 issue. Key financial, information and operational systems have been assessed and plans developed in order to mitigate the Year 2000 issue. These plans include conversion of in-house developed software, upgrades to purchased software and confirmation with trading partners as to their Year 2000 state of readiness. The Company engaged outside consultants to review the Company's plans for addressing the Year 2000 issue and, as a result, established executive sponsorship and a Program Office to oversee Company-wide efforts. Such efforts are currently in various stages of completion. The Company estimates the cost of mitigating the entire Year 2000 issue to be in the range of $5 to $7 million, the majority of which will be recorded as expense. Through the third quarter of fiscal 1998, the Company has spent approximately $1 million toward these efforts.

     Management believes its plans will adequately address the Year 2000 issue. However, if such conversions and upgrades are not adequately made or timely completed, the Year 2000 issue could have a material impact on the operations of the Company and its financial results.

     EURO

     Beginning in January 1999, a new currency called the "euro" is scheduled to be introduced in certain Economic and Monetary Union ("EMU") countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effects the euro currency will have on the marketplace. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. The Company is still assessing the impact the EMU formation will have on its internal systems and the sale of its products. The Company expects to take appropriate actions based on the results of such assessment. The Company has not yet determined the cost related to addressing this issue and there can be no assurance that this issue and its related costs will not have a materially adverse effect on the Company's business, operating results and financial condition.

7.   New Accounting Standards

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." In August 1998, the FASB issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities." SFAS No. 130, 131 and 132 are effective for financial statements for fiscal years beginning after December 15, 1997. SFAS NO. 133 is effective for fiscal years beginning after June 15, 1999.

     SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company believes the only significant differences between comprehensive income and currently reported income will be the impact of foreign currency translation. The Company plans to adopt SFAS No. 130 in fiscal 1999.

     SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement defines business segments as components of an enterprise about which separate financial information is available and used internally for evaluating segment performance and decision making on resource allocations. SFAS No. 131 requires reporting a measure of segment profit or loss, certain specific revenue and expense items, and segment assets; and other reporting about geographic and customer matters. The Company plans to adopt SFAS No. 131 in the first quarter of fiscal 1999; however, the Company believes that the business segments identified and set forth in Note 14 to the Company's fiscal 1997 Annual Report on Form 10-K are in substantial compliance with SFAS No. 131.

      SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. The Company plans to adopt SFAS No. 132 in fiscal 1999.

      SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not yet determined the impact this statement will have on its operating results. The Company plans to adopt SFAS No. 133 in fiscal 2000.


8.    Subsequent Events

      On June 25, 1998, the Company signed a letter of intent with Monsanto Company to acquire the assets of Monsanto's consumer lawn and garden businesses, exclusive of the RoundUp(R) business, for approximately $300 million. The acquired businesses include the Ortho(R) line of pesticides which encompasses brands such as Weed-B-Gone(R), Rose Pride(R) and Home Defense(R). As part of the agreement, the Company would also acquire Green Cross(R), a leading pesticides business in Canada. Separately, the Company signed a letter of intent with Monsanto for exclusive international marketing and agency rights to Monsanto's consumer RoundUp(R) herbicide products. The proposed agreement would cover most major consumer lawn and garden markets in the world, including the U.S., Canada, Germany, France, other parts of continental Europe, and Australia. The Company expects to consummate the transactions contemplated by the agreements in the first quarter of fiscal 1999.

      On July 10, 1998, the Company announced that it agreed to purchase Rhone-Poulenc Jardin, continental Europe's largest consumer lawn and garden products company, from Rhone-Poulenc. Separately, the Company announced that it had agreed to acquire ASEF, a privately-held Netherlands-based lawn and garden products company. The combined purchase price for these two separate transactions is approximately $220 million. The Company expects to consummate the transactions contemplated by the agreements late in the fourth quarter of fiscal 1998 or the first quarter of fiscal 1999.

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

RESULTS OF OPERATIONS

The following table sets forth sales for the third quarter and first nine months of fiscal 1998 and 1997:

                                Three Months Ended                        Nine Months Ended
                                --------------------      Period to       ------------------     Period to
                                July 4,     June 28,       Period         July 4,   June 28,       Period
                                 1998         1997        % Change         1998       1997        % Change
                                 -----      --------      --------         ------   --------      --------

Consumer Lawns                 $ 89.6        $ 79.1          13.3%        $312.1     $269.3          15.9%
Consumer Gardens                 57.2          52.2           9.6          123.5      114.4           8.0
Consumer Organics               116.3          88.7          31.1          203.1      159.2          27.6
                               ------        ------                       ------     ------
   Domestic Consumer            263.1         220.0          19.6          638.7      542.9          17.7

Professional                     44.3          41.9           5.7          121.4      110.1          10.3
International                    60.1          37.1          62.0          163.1       92.4          76.5
                               ------        ------                       ------     ------
   Consolidated                $367.5        $299.0          22.9%        $923.2     $745.4          23.9%
                               ======        ======                       ======     ======

The following table sets forth the components of income and expense for the third quarter and first nine months of fiscal 1998 and 1997 on a percent-of-sales basis:

                                Three Months Ended                        Nine Months Ended
                                ------------------        Period to       -----------------        Period to
                                July 4,      June 28,       Period        July 4,    June 28,        Period
                                 1998         1997        % Change         1998        1997        % Change
                                 -----      --------      --------         -----      -------      --------

Net sales                       100.0%        100.0%         22.9%         100.0%     100.0%         23.9%
Cost of sales                    64.1          63.0          25.2           62.7       62.2          24.8
                                -----         -----                        -----      -----
Gross profit                     35.9          37.0          19.1           37.3       37.8          22.3

Operating expenses:
   Advertising and promotion      9.0           8.9          24.2           10.2       10.5          20.5
   Selling, general and
     administrative              11.9          12.4          18.1           13.2       12.9          27.1
   Amortization of goodwill
     and other intangibles        1.0           0.9          29.6            1.1        1.0          27.6
   Other expense, net             0.4          (0.3)       (285.7)           0.2        0.3          (3.6)
                                -----         ------                       -----      -----

Income from operations           13.6          15.1          11.5           12.6       13.1          19.2

Interest expense                  2.6           2.5          27.6            2.9        2.9          25.6
                                -----         -----                        -----      -----

Income before income taxes       11.0          12.5           8.3            9.7       10.2          17.4

Income taxes                      4.4           5.5          (1.2)           4.0        4.4          11.8
                                -----         -----                        -----      -----

Income before extraordinary
  item                            6.6           7.1          15.6            5.7        5.8          21.6

Extraordinary loss on early
  extinguishment of debt,
  net of income tax benefit       0.0           0.0            nm            0.1        0.0            nm
                                -----         -----                        -----      -----

Net income                        6.6           7.1          15.6            5.6        5.8          20.0

Preferred stock dividends         0.7           0.8           0.0            0.8        1.0           0.0
                                -----         -----                        -----      -----

Income applicable to
  common shareholders             6.0%          6.3%         17.6%           4.8%       4.8%         24.1%
                                =====         =====                        =====      =====

Three Months Ended July 4, 1998 versus the Three Months Ended June 28, 1997:

Net sales for the three months ended July 4, 1998 totaled $367.5, an increase of $68.5, or 22.9%, over prior year. On a pro forma basis, assuming Earthgro, Levington, and the remaining two-thirds interest in Miracle Holdings were acquired at the beginning of fiscal 1997, sales increased 4.2%. Excluding the effects of currency translation, pro forma sales would have been 4.4% higher than the prior year.

Consumer segment sales totaled $263.1, an increase of 19.6% over prior year. The increase reflects improvements of 13.3%, 9.6% and 31.1% in the Consumer Lawns, Consumer Gardens and Consumer Organics operating groups, respectively. The increase in the Consumer Lawns group is primarily due to an 18.4% improvement in sales of granular lawn products (primarily through the Home Depot(R) and WalMart(R) chains) driven by successful advertising programs. Sales of the Consumer Gardens group are up 9.6% due primarily to an 8.1% increase in sales of Miracle-Gro(R) products and strong demand for Osmocote(R) products. Sales for the Consumer Organics group reflect the acquisition of Earthgro effective February 1998. On a pro forma basis, sales for the group were up 0.8% compared to the prior year. Results for the continuing Organics business were driven by an 18.1% increase in sales of value-added products carrying the Scotts(R) and Miracle-Gro(R) brand names, offset by lower commodity sales as a result of the Company's deemphasis on sales of such products.

Professional segment sales increased 5.7% to $44.3 in the third quarter of fiscal 1998. The increase is primarily due to the introduction of the new Contec(TM) fertilizer, as well as improved volume in the Poly-S(R) golf course segments.

International segment sales increased to $60.1, or 62.0%, in the third quarter of fiscal 1998. On a pro forma basis, sales for the third quarter of fiscal 1998 decreased 6.3%, primarily due to an 18.3% decrease in sales in the Pacific Rim resulting from the weak Asian economy and a 6.5% decrease in consumer sales in the United Kingdom stemming from poor weather conditions and the timing of the third quarter cut-off which had the impact of shifting fiscal 1998 sales into the second quarter. Excluding the effects of currency translation, International segment pro forma sales would have only been 5.1% lower than the third quarter of the prior year.

Gross profit decreased to 35.9% of sales in the third quarter of fiscal 1998, a decrease of 1.1% compared to 37.0% in the prior year. Factors contributing to the decrease were start-up costs associated with the upgrade of certain domestic manufacturing facilities, demolition costs associated with the removal of certain old manufacturing facilities, unplanned outsourcing of certain production and unfavorable inventory adjustments. The aggregate impact of these items, approximately $2.8, was partially offset by improved prices of key raw materials. Changes in selling prices had no material impact on gross profit for the quarter.

Advertising and promotion expenses increased $6.4, or 24.2%, to $32.9 for the third quarter of 1998 primarily due to a $1.7 increase in advertising and promotion by both the Consumer Lawns and core International groups, as well as the impact of the Earthgro and Levington acquisitions of $2.1. As a percentage of sales, advertising and promotion increased slightly to 9.0% over the prior year level of 8.9%.

Selling, general and administrative expense ("SG&A") increased $6.7, or 18.1%, to $43.8. As a percentage of sales, SG&A expense decreased to 11.9% from 12.4% in the prior year. On a pro forma basis, SG&A expense increased approximately $1.8. The increase for continuing businesses is primarily due to costs associated with addressing the Year 2000 issue of approximately $0.6, feasibility studies relating to an enterprise resource planning initiative called "Project Catalyst" of $0.5, and incremental incentives associated with the fiscal 1998 sales and profits.

Amortization of goodwill and other intangibles increased $0.8 as a result of the inclusion of Earthgro and Levington in the third quarter of fiscal 1998.

Other expense, net, changed unfavorably by $2.0 primarily due to litigation settlement charges of $0.5, costs associated with post-acquisition integration activities of $0.4 and foreign exchange losses of $0.6.

Primarily as a result of strong results for the Consumer Lawns and Consumer Gardens Groups, as well as the inclusion of Levington and Earthgro, income from operations improved to $50.3 in the third quarter of fiscal 1998, compared to $45.1 in the prior year. On a percentage of sales basis, however, results for the third quarter of 1998 decreased to 13.7% from 15.1% primarily due to non-recurring items noted previously. On a pro forma basis, income from operations was $50.3, or 13.7% of sales, in the third quarter of 1998, compared to $51.3, or 14.5% of sales, in the prior year.

Interest expense increased $2.1, or 27.6% in the third quarter of 1998. Excluding borrowings associated with the Earthgro and Levington acquisitions, interest expense decreased approximately $0.8, primarily due to a $36.7 reduction in average borrowings for the quarter.

The Company's effective tax rate was 40.0% and 43.6% in the third quarter of 1998 and 1997, respectively. The Company's effective tax rate has historically been higher than statutory rates due to non-tax deductible amortization of goodwill and certain intangibles in the U.S. The effective tax rate for fiscal 1998 is lower than the 1997 rate due primarily to the resolution of uncertainties related to tax positions taken in prior years and state tax planning initiatives.

During the third quarter of fiscal 1998, the Company reported net income of $24.4, or $0.80 diluted earnings per common share, compared with net income of $21.1, or $0.71 diluted earnings per common share for the third quarter of fiscal 1997. Had Levington and Earthgro been fully consolidated in both the third quarter of fiscal 1998 and 1997, net income on a pro forma basis would have been $24.4 in fiscal 1998 compared to $23.1 for fiscal 1997, with diluted earnings per common share of $0.80 and $0.77, respectively.

Nine Months Ended July 4, 1998 versus the Nine Months Ended June 29, 1997:

Net sales for the nine months ended July 4, 1998 totaled $923.2, an increase of $177.8, or 23.9%, over the prior year. On a pro forma basis, sales for the nine months of fiscal 1998 were $945.3, an increase of $81.1 or 9.4% over pro forma sales for the nine months of fiscal 1997. Excluding the effects of currency translation, pro forma sales would have been 9.7% higher than the nine months of fiscal 1997.

Consumer segment sales totaled $638.7, an increase of 17.7% over prior year. The increase reflects improvements of 15.9%, 8.0% and 27.6% in the Consumer Lawns, Consumer Gardens and Consumer Organics operating groups, respectively. The increase in the Consumer Lawns group is primarily due to an 18.5% improvement in sales of granular lawn products, driven by successful advertising programs. Sales of the Consumer Gardens group are up $9.1 primarily due to a $6.2 increase in sales of Miracle-Gro(R) products and strong demand for Osmocote(R) products. Sales for the Consumer Organics group reflect the acquisition of Earthgro effective February 1998. On a pro forma basis, sales for the group were up 5.5% compared to the prior year. Results for the continuing Organics businesses were driven by a 21.5% increase in sales of value-added products carrying the Scotts(R) and Miracle-Gro(R) brand names, partially offset by a 7.3% reduction in commodity sales as a result of the Company's deemphasis on sales of such products.

Professional segment sales increased 10.3% to $121.4 in the nine months of fiscal 1998. The increase is primarily due to the introduction of the new Contec(TM) fertilizer in the second quarter as well as strong sales volume for Osmocote (R) products. Professional sales also benefited from a change in selling programs, to better match customer requirements, that had the impact of shifting certain sales into the first quarter of fiscal 1998 from the fourth quarter of fiscal 1997.

International segment sales increased to $163.1, or 76.5%, in the nine months of fiscal 1998. On a pro forma basis, sales for the nine months of fiscal 1998 increased 4.0%. Excluding the effects of foreign currency translation, pro forma sales would have increased 5.8%.

Gross profit decreased to 37.3% of sales from 37.8% from the first nine months of 1997. The results for the nine months of fiscal 1998 include start-up costs associated with the upgrade of certain domestic manufacturing facilities, demolition costs associated with the removal of certain old manufacturing facilities, and unplanned outsourcing of certain production. The aggregate impact of these items, approximately $6.9, was partially offset by improved prices of key raw materials. Changes in selling prices had no material impact on gross profit for the nine months of either period.

Advertising and promotion expense increased $16.0, or 20.5%, to $93.9 for the nine months of fiscal 1998, primarily due to a $5.1 and $4.6 increase in advertising and promotion by the Consumer Lawns and core International groups, respectively, and the impact of the Earthgro and Levington acquisitions of $5.0.

SG&A increased $26.0, or 27.1%, to $121.9 for the nine months of 1998. As a percentage of sales, SG&A increased to 13.2% from 12.9% in the prior year. On a pro forma basis, SG&A increased approximately $13.3, primarily due to the following factors: selling costs of continuing businesses of $2.3, incremental incentives associated with fiscal 1998 sales and profits of $1.0, costs associated with addressing the Year 2000 issue of $1.0, Project Catalyst feasibility studies of $0.5, research and development by continuing businesses of $2.8 and other marketing and administrative increases.

Amortization of goodwill and other intangibles increased $2.1, as a result of the inclusion of Levington, Earthgro and a full nine months of Miracle Holdings in fiscal 1998.

Other expense, net, changed favorably by $0.1 primarily due to royalty agreements in place for a full nine months in fiscal 1998 and a lower level of asset write-offs in the nine months of fiscal 1998, offset by higher litigation settlement costs and foreign exchange losses.

Primarily as a result of the Earthgro and Levington acquisitions, as well as strong performance in the Consumer Lawns and Consumer Gardens groups, income from operations improved to $116.2 for the nine months of fiscal 1998, compared to $97.5 in the prior year. On a percentage of sales basis, however, income from operations declined from 13.1% to 12.6%, primarily due to non-recurring items noted previously. On a pro forma basis, income from operations would have been $116.5, or 12.3% of sales, for the nine months of fiscal 1998 compared to $108.4, or 12.5% of sales, in the prior year.

Interest expense increased $5.5, or 25.6%, for the nine months of fiscal 1998. Excluding borrowings associated with the Earthgro, Levington and Miracle Holdings acquisitions, interest expense decreased $2.0, primarily due to a $41.6 reduction in average borrowings for the nine months of fiscal 1998.

The Company's effective tax rate was 41.4% and 43.4% for the nine months of fiscal 1998 and 1997, respectively. The Company's effective tax rate has historically been higher than statutory rates due to non-tax deductible amortization of goodwill and certain intangibles in the U.S. The effective tax rate for fiscal 1998 is lower than the 1997 rate due primarily to the resolution of uncertainties related to tax positions taken in prior years and state tax planning initiatives. The Company anticipates the effective tax rate for all of fiscal 1998 to remain at 41.4%.

For the first nine months of fiscal 1998, the Company reported net income of $51.6, or $1.70 diluted earnings per common share (after a $0.7, or $0.02 per share, extraordinary loss on the early extinguishment of debt), compared with net income of $43.0, or $1.47 diluted earnings per share for the nine months of fiscal 1997. Net income on a pro forma basis was $50.3 for fiscal 1998 compared to $44.0 for fiscal 1997, with diluted earnings per share of $1.66 and $1.50, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $93.0 for the nine-month period ended July 4, 1998 compared to $93.2 in the prior year. The seasonal nature of the Company's operations results in a significant increase in certain components of working capital (primarily accounts receivable and inventory) during the first and second quarters. The third fiscal quarter is a significant period for collecting accounts receivable.

Cash used in investing activities for the nine months of fiscal 1998 totaled $168.1 compared to $56.5 in the prior year. This increase is primarily attributable to net cash used for the acquisition of Levington and Earthgro of approximately $88.8 and $42.4, respectively. Capital investments were $22.0 in the first nine months of fiscal 1998, a $12.6 increase in comparison to the prior year. This increase is primarily attributable to the construction of a warehouse facility and the installation of new packaging lines, both in Marysville, as well as the acquisition of additional warehousing space in the Netherlands.

Financing activities provided $91.8 for the first nine months of fiscal 1998 compared to a usage of $18.3 in the prior year. Financing activities are principally supported by the Company's Credit Agreement. Approximately $88.8 and $42.4 of the increase from the prior year relates to financing the Levington and Earthgro acquisitions, respectively.

Total debt was $331.0 as of July 4, 1998, an increase of $109.7 compared with debt at September 30, 1997 and an increase of $89.6 compared with debt levels at June 28, 1997. Borrowings associated with the Levington and Earthgro acquisitions were approximately $88.8 and $42.4, respectively. The remaining decrease compared to both September 30, 1997 and June 28, 1997 is attributable to strong operating cash flows, partially offset by capital expenditures and preferred stock dividends.

Shareholders' equity as of July 4, 1998 was $430.1, representing a $40.9 increase compared to September 30, 1997 and a $33.7 increase compared to June 28, 1997. The increase compared to September 30, 1997 is attributable to net income of $51.6, Convertible Preferred Stock dividends of $7.3, an unfavorable change in cumulative foreign currency translation of $1.9 and treasury stock activity of $1.5. The increase compared to June 28, 1997 is attributable to net income for the twelve month period ended July 4, 1998 of $48.2, Convertible Preferred Stock dividends of $9.8, unfavorable changes in cumulative foreign currency translation of $3.9 and treasury stock activity of $0.8.

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

As of July 4, 1998, the Company's European operations had foreign exchange risk in various European currencies tied to the Dutch Guilder. These currencies include the Belgian Franc, Spanish Peseta, French Franc, British Pound, Italian Lire, Australian Dollar and the U.S. Dollar. The Company's U.S. operations had foreign exchange rate risk in the Canadian Dollar, Dutch Guilder and the British Pound which are tied to the U.S. Dollar.

In the opinion of the Company's management, cash flows from operations and capital resources will be sufficient to meet debt service and working capital needs during fiscal 1998. The Company expects to finance announced business combinations through the use of debt instruments.

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

NEW ACCOUNTING STANDARDS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." In August 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 130, 131 and 132 are effective for financial statements for fiscal years beginning after December 15, 1997. SFAS NO. 133 is effective for fiscal years beginning after June 15, 1999.

SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company believes the only significant differences between comprehensive income and currently reported income will be the impact of foreign currency translation. The Company plans to adopt SFAS No. 130 in fiscal 1999.

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

SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. The Company plans to adopt SFAS No. 132 in fiscal 1999.

SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not yet determined the impact this statement will have on its operating results. The Company plans to adopt SFAS No. 133 in fiscal 2000.

ENTERPRISE RESOURCE PLANNING

In July 1998, the Company announced an initiative ("Project Catalyst") designed to bring its information system resources in line with the Company's current growth patterns. The project will include reengineering of certain key processes and the installation of SAP software on a world-wide basis over the course of the next two fiscal years, with an estimated cost of $48.0. The Company currently estimates that of the total costs, $36.0 and $12.0 will be capitalized and expensed, respectively. SAP has been selected as the primary software provider for this project. As this project is not scheduled for completion prior to January 1, 2000, the Company is addressing the Year 2000 issue separately from the ERP project.

YEAR 2000

The Company is addressing exposures related to the Year 2000 issue. Key financial, information and operational systems have been assessed and plans developed in order to mitigate the Year 2000 issue. These plans include conversion of in-house developed software, upgrades to purchased software and confirmation with trading partners as to their Year 2000 state of readiness. The Company engaged outside consultants to review the Company's plans for addressing the Year 2000 issue and, as a result, established executive sponsorship and a Program Office to oversee Company-wide efforts. Such efforts are currently in various stages of completion. The Company estimates the cost of mitigating the entire Year 2000 issue to be in the range of $5 to $7 million, the majority of which will be recorded as expense. Through the third quarter of fiscal 1998, the Company has spent approximately $1 million towards these efforts.

Management believes its plans will adequately address the Year 2000 issue. However, if such conversions and upgrades are not adequately made or timely completed, the Year 2000 issue could have a material impact on the operations of the Company and its financial results.


EURO

Beginning in January 1999, a new currency called the "euro" is scheduled to be introduced in certain Economic and Monetary Union ("EMU") countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effects the euro currency will have on the marketplace. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. The Company is still assessing the impact the EMU formation will have on its internal systems and the sale of its products. The Company expects to take appropriate actions based on the results of such assessment. The Company has not yet determined the cost related to addressing this issue and there can be no assurance that this issue and its related costs will not have a materially adverse effect on the Company's business, operating results and financial condition.

RECENT DEVELOPMENTS

On June 25, 1998, the Company signed a letter of intent with Monsanto Company to acquire the assets of Monsanto's consumer lawn and garden businesses, exclusive of the RoundUp(R) business, for approximately $300 million. The acquired businesses include Ortho(R) line of pesticides which encompasses brands such as Weed-B-Gone(R), Rose Pride(R) and Home Defense(R). As part of the agreement, the Company would also acquire Green Cross(R), a leading pesticides business in Canada. Separately, the Company signed a letter of intent with Monsanto for exclusive international marketing and agency rights to Monsanto's consumer RoundUp(R) herbicide products. The proposed agreement would cover most major consumer lawn and garden markets in the world, including the U.S., Canada, Germany, France, other parts of continental Europe, and Australia. The Company expects to consummate the transactions contemplated by the agreements in the first quarter of fiscal 1999.

On July 10, 1998, the Company announced that it had agreed to purchase Rhone-Poulenc Jardin, continental Europe's largest consumer lawn and garden products company, from Rhone-Poulenc. Separately, the Company announced that it had agreed to acquire ASEF, a privately-held Netherlands-based lawn and garden products company. The combined purchase price for these two separate transactions is approximately $220 million. The Company expects to consummate the transactions contemplated by the agreement late in the fourth quarter of fiscal 1998 or the first quarter of fiscal 1999.

MANAGEMENT'S OUTLOOK

The strong financial results for the first nine months of fiscal 1998 represent the second year in the Company's long-term strategy for profitable growth. Management believes the Company is on course towards fulfilling the following tenets which it established as part of its strategic plan:

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

The acquisitions of Levington and Earthgro, as well as other business initiatives such as Scotts Lawn Service, Sanford Scientific, Inc., the U.S. Home and Garden Consumer Products Business of AgrEvo Environmental Health, Inc. and recently announced business combinations are symbolic of the Company's intention to consider acquisition opportunities in related or new markets. Within the Company's four-year strategic plan, management has established challenging, but realistic, financial goals, including:

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

         o The ability of the Company to improve its processes and business practices to keep pace with the economic, competitive and technological environment, including successfully addressing the Year 2000 issues and completing Project Catalyst on a timely basis; and

         o The ability to obtain financing for, and successfully integrate acquired companies.

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

         See Footnote 6 to the Consolidated Financial Statements.

Item 5.  Other Information

         As discussed in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, any qualified shareholder of the Company who intends to submit a proposal to the Company at the 1999 Annual Meeting of Shareholders (the "1999 Annual Meeting") must submit such proposal to the Company not later than September 14, 1998 to be considered for inclusion in the Company's Proxy Statement and form of Proxy (the "Proxy Materials") relating to that meeting. If a shareholder intends to present a proposal at the 1999 Annual Meeting of Shareholders, but has not sought the inclusion of such proposal in the Company's Proxy Materials, such proposal must be received by the Company prior to November 28, 1998 or the Company's management proxies for the 1999 Annual Meeting will be entitled to use their discretionary voting authority should such proposal then be raised, without any discussion of the matter in the Company's Proxy Materials.

Item 6.  Exhibits

         (a) See Exhibit Index at page 25 for a list of the exhibits included herewith.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            THE SCOTTS COMPANY



Date      August 17, 1998                   /s/ JEAN H. MORDO
     -------------------------              -----------------------------
                                            Executive Vice President
                                            Chief Financial Officer
                                            Principal Accounting Officer

                                   THE SCOTTS COMPANY

                           QUARTERLY REPORT ON FORM 10-Q FOR
                           FISCAL QUARTER ENDED July 4, 1998



                                     EXHIBIT INDEX




  Exhibit                                                               Page
   Number                         Description                          Number
   ------                         -----------                          ------


     27             Financial Data Schedule                               *



------------------------
*Filed herewith