Form 10-K
period 1998-09-30
SCOTTS COMPANY
filed 1998-12-21
CIK 825542

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________ to  ___________

Commission file number 1-11593

                               THE SCOTTS COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      OHIO                                           31-1414921
  (State or other jurisdiction of incorporation         (I.R.S. Employer Identification No.)
                or organization)
     14111 SCOTTSLAWN ROAD, MARYSVILLE, OHIO                            43041
    (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: 937-644-0011

Securities registered pursuant to Section 12(b) of the Act:

               TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
               -------------------                    -----------------------------------------
9 7/8% Senior Subordinated Notes due August 1,                 New York Stock Exchange
  2004
Common Shares, Without Par Value (18,305,525                   New York Stock Exchange
  Common Shares outstanding at December 2, 1998)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the common shares held by non-affiliates of the registrant at December 2, 1998 was $651,820,209.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE PROXY STATEMENT FOR REGISTRANT'S 1999 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD FEBRUARY 23, 1999, ARE INCORPORATED BY REFERENCE INTO
PART III HEREOF.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
ITEM 1.  BUSINESS

GENERAL

The Scotts Company ("Scotts"), and its wholly-owned subsidiaries, Hyponex Corporation ("Hyponex"), Scotts-Sierra Horticultural Products Company ("Sierra"), Republic Tool & Manufacturing Corp. ("Republic"), Scotts' Miracle-Gro Products, Inc. ("Scotts' Miracle-Gro"), Miracle Garden Care Limited ("Miracle Garden Care"), Levington Group Limited ("Levington"), and their respective subsidiaries (collectively, the "Company"), are among the oldest and most widely recognized marketers and manufacturers of products used to grow and maintain landscapes: lawns, gardens and golf courses. The Company's Turf Builder(R) (for consumer lawn care), Miracle-Gro(R) (for consumer garden care) and Osmocote(R) (for professional horticulture) brands command market-leading shares more than double those of the next ranked competitors, in the referenced consumer or professional subgroup. The Company's long history of technical innovation, its reputation for quality and service and its marketing tailored to the needs of do-it-yourselfers and professionals have enabled the Company to maintain leadership in its markets while delivering consistent growth in the Company's net sales.

Do-it-yourselfers and professionals purchase through different distribution channels and have different information and product needs. Accordingly, the Company has historically had two business groups, Consumer and Professional, to serve its domestic markets, as well as an International Group to serve its markets outside of North America. In fiscal 1997, the Company reorganized into six business groups comprised of Consumer Lawns, Consumer Gardens and Consumer Organics (together, the "Consumer Business Group"), the Professional Business Group, the International Business Group, and an Operations Group. During fiscal 1999, the Company re-named the Consumer Business Group, the "North American Consumer Business Group", and the Consumer Organics Business Group, "the Consumer Growing Media Business Group".

In early fiscal 1999, the Company added a fourth business group within the North American Consumer Business Group, named the Consumer Pesticides Business Group, to implement the agreement reached in September 1998 with Monsanto Company ("Monsanto"), for exclusive international agency and marketing rights to Monsanto's consumer Roundup(R)* herbicide products. This group will also integrate the assets of the consumer lawn and garden business of Monsanto (Solaris Division), including its Ortho(R)* product line (the "Ortho Acquisition"), which Scotts intends to purchase from Monsanto in the second quarter of fiscal 1999 for approximately $300.0 million pursuant to a definitive purchase agreement executed in November 1998. Other consumer pesticide trademarks which will be acquired pursuant to the purchase agreement include Weed-B-Gon(R)*, Rose Pride(R)*, Home Defense(R)* and White Swan(R)*. As part of the agreement, Scotts will also acquire the assets of Monsanto's Green Cross(R)* business, the leading consumer pesticides business in Canada, its Phostrogen(R)* business in the United Kingdom and its Defender(R)* business in Australia, as well as formulation facilities in Fort Madison, Iowa and Corwen, the United Kingdom. The purchase price under the purchase agreement is subject to adjustment as of the closing date.

The purchase agreement includes various customary representations and warranties of the parties for transactions of this type and contains customary, limited carve-outs for materiality, knowledge and disclosed information. However, the indemnification provisions limit the Company's total exposure to assumed liabilities, disputes with Central Garden & Pet Company (a distributor to the Solaris Division, "Central Garden") and breaches of representation to $5.0 million in the aggregate. The Company's obligation to close under the purchase agreement is conditioned upon, among other things: (i) receipt of all governmental authorizations, consents and approvals; (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the execution of certain ancillary agreements, including a glyphosate supply agreement (the active ingredient in Roundup(R)), a formulation agreement and a transition services agreement; and (iv) no material adverse change in the acquired business since December 31, 1997. Either party may terminate the purchase agreement if the closing has not occurred by March 31, 1999.

In September 1998, the Company entered into a long-term Exclusive Agency and Marketing Agreement (the "Roundup Marketing Agreement") with Monsanto. Pursuant to the Roundup Marketing Agreement, the Company became Monsanto's exclusive agent for the marketing and distribution of consumer Roundup(R)

---------------
*Roundup(R) is a registered trademark of Monsanto; Ortho(R), Green Cross(R), Phostrogen(R), Defender(R), Weed-B-Gon(R), Rose Pride(R), Home Defense(R) and White Swan(R) are registered trademarks that will be transferred to the Company upon consummation of the Ortho Acquisition.

2
The Scotts Company and Subsidiaries
products in the consumer lawn and garden market in the United States and other specified countries, including, among others, Australia, Austria, Canada, France, Germany and the United Kingdom. Roundup(R) is a glyphosate-based product and is the leading consumer herbicide brand in the United States, with a substantial presence internationally. The Roundup Marketing Agreement does not involve Monsanto's Roundup business for agricultural, professional turf and horticultural markets. In addition, if Monsanto develops new products containing glyphosate or other non-selective herbicides, the Company has certain rights to market such products to consumers as well in the consumer lawn and garden market.

Under the Roundup Marketing Agreement, the Company and Monsanto will jointly develop global consumer and trade marketing programs for Roundup, and the Company has assumed responsibility for sales support, merchandising, distribution and logistics. Monsanto continues to own all the assets of the consumer Roundup business and will provide significant oversight of its brand. The Company has taken responsibility for its functions in North America with a longer transition expected in Europe and Australia.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

During fiscal 1998, the Company operated in three principal business segments:
(1) North American Consumer Business Group, which include products of the Consumer Lawns, Consumer Gardens and Consumer Growing Media groups, sold in the United States and Canada; (2) Professional Business Group, including products of the ProTurf(R) and Horticulture groups, sold in the United States and Canada; and (3) International Business Group. For fiscal 1998, North American Consumer Business Group, Professional Business Group and International Business Group products accounted for 66%, 16%, and 18%, respectively, of consolidated revenues. These businesses accounted for 71%, 11%, and 18%, respectively, of fiscal 1998 income from operations before general corporate expenses. Financial information on the Company's segments for the three years ended September 30, 1998, is presented in Note 18 of the Notes to Consolidated Financial Statements, which are included elsewhere herein.

NORTH AMERICAN CONSUMER BUSINESS GROUP

Products

The Company's consumer products include: lawn fertilizers, lawn fertilizer combination products and lawn control products, pesticides (including herbicides and insecticides), garden tools, walk-behind and riding mowers, grass seed, lawn spreaders and lawn and garden carts; garden and indoor plant care products; and potting soils and other growing media products.

Consumer Lawns Products. Among the Company's most important consumer products are lawn fertilizers, such as Scotts Turf Builder(R), and lawn fertilizer combination products, such as Scotts Turf Builder(R) with Plus 2(TM) Weed Control and Scotts Turf Builder(R) with Halts(R) Crabgrass Preventer. Typically, these are patented, homogeneous, controlled-release products which provide complete controlled feeding for consumers' lawns for up to two months without the risk of damage to the lawn presented by less expensive controlled- and non-controlled-release products. Some of the Company's products are specially formulated for geographical differences and some, such as Bonus(R) S (to control weeds in Southern grasses), are distributed to limited areas. Lawn control products prevent or control lawn problems and contain no fertilizer component. These control products include Scotts(R) Halts(R) Crabgrass Preventer, Scotts(R) Lawn Fungus Control, Scotts(R) Moss Control Granules, Scotts(R) Diazinon Lawn Insect Control and GrubEx(R) Season Long Grub Control. The Company also sells a line of Miracle-Gro(R) lawn fertilizers, including Miracle-Gro(R) Lawn Fertilizer and Miracle-Gro(R) Weed and Feed. The Company's lawn fertilizers, combination products and control products are sold in dry, granular form.

Management estimates that as of September 1998, the Company's share of the U.S. do-it-yourself consumer lawn fertilizer and combination products market was approximately 58%.

The Company sells numerous varieties and blends of high quality grass seed, many of them proprietary, designed for different uses and geographies. Management estimates that the Company's share of the U.S. consumer grass seed market (includes PatchMaster(R) products) was approximately 39% as of September 1998.

Because the Company's granular lawn care products perform best when applied evenly and accurately, the Company sells a line of spreaders specifically manufactured and developed for use with its products. For fiscal 1998, this line included three sizes each of SpeedyGreen(R) rotary spreaders and AccuGreen(R) drop spreaders, and the HandyGreen(R) II hand-held rotary spreaders, all marketed under the Scotts(R) brand name.

                                                                               3
                                             The Scotts Company and Subsidiaries

Management estimates that the Company's share of the U.S. market for lawn spreaders and lawn and garden carts was approximately 42% as of September 1998.

The Company has a licensing agreement in place with Union Tools, Inc. ("Union") under which Union, in return for the payment of royalties, is granted the right to produce and market a line of garden tools bearing the Scotts(R) trademark. The Company also is a party to a licensing agreement with American Lawn Mower Company ("American") under which American, in return for the payment of royalties, is granted the right to produce and market a line of push-type walk-behind lawn mowers bearing the Scotts(R) trademark. Also, the Company is a party to a licensing agreement with The Home Depot and Murray, Inc. under which, in return for the payment of royalties, The Home Depot markets a line of motorized, walk-behind and riding lawnmowers bearing the Scotts(R) trademark, with the mowers currently manufactured by Murray, Inc. These mowers are sold exclusively through The Home Depot retail stores. In management's estimation, the Company did not have a material share of the markets for these products in fiscal 1998.

Consumer Gardens Products. The Company sells a complete line of water-soluble fertilizers under the Miracle-Gro(R) brand name. These products are primarily used for garden fertilizer application. The Company also produces and sells a line of boxed Scotts(R) plant foods, garden and landscape fertilizers, Osmocote(R) controlled-release garden fertilizers, hose-end feeders and houseplant fertilizer products.

Scotts' Miracle-Gro markets and distributes the country's leading line of water-soluble plant foods. These products are designed to be dissolved in water, creating a dilute nutrient solution which is poured over plants or sprayed through an applicator and rapidly absorbed by their roots and leaves.

Miracle-Gro(R) All-Purpose Water-Soluble Plant Food is the leading product in the Miracle-Gro(R) line. Other water-soluble plant foods in the product line include Miracid(R) for acid loving plants, Miracle-Gro(R) for Roses, Miracle-Gro(R) for Tomatoes and Miracle-Gro(R) for Lawns. Scotts' Miracle-Gro also sells a line of hose-end applicators for water-soluble plant foods, through the Miracle-Gro(R) No-Clog Garden and Lawn Feeder line, which allow consumers to apply water-soluble fertilizers to large areas quickly and easily with no mixing or measuring required. Scotts' Miracle-Gro also markets a line of products for houseplant use including Liquid Miracle-Gro(R), African Violet Food, Plant Food Spikes, Leaf Shine and Orchid Food.

Management estimates that as of September 1998, the Company's share of the garden fertilizer segment was 52%, and its share of the indoor plant foods market was approximately 33%.

Consumer Growing Media Products. The Company sells a complete line of growing media products for indoor and outdoor uses under the Miracle-Gro(R) , Scotts(R), Hyponex(R), Earthgro(R), Peters Professional(R) and other labels. These products include retail potting soils, topsoil, humus, peat, manures, soil conditioners, barks and mulches. These products are primarily regionally formulated to respond to varying consumer expectations and to utilize the suitable but varying raw materials available in different areas of the country. With the acquisition of EarthGro, Inc. ("EarthGro") in February 1998, the Earthgro(R) and 1881 Select(R) trademarks were acquired, as well as six additional growing media facilities primarily serving the Northeast market area.

Management estimates that as of September 1998, it had approximately a 32% market share of the consumer large-bag outdoor landscaping products market, and approximately a 47% market share of the consumer potting soils market.

Market

The Company believes that it has achieved its leading position in the do-it-yourself lawn care and garden markets on the basis of its strong marketing and advertising programs, its sophisticated technology, the superior quality and value of its products and the service it provides its customers. The Company seeks to maintain and expand its market position by emphasizing these qualities and taking advantage of the name and reputation of its many strong brands such as Scotts(R), Miracle-Gro(R) and Hyponex(R). Through its Scotts(R), Hyponex(R), Miracle-Gro(R) and Peters(R) labels, the Company has also focused on increasing sales of its higher margin growing media products such as potting soils.

The Company is the market leader in the lawn, garden and growing media sections of the growing lawn and garden market. U.S. population trends indicate that the consumer segment age of 40 and older, who represent the largest group of lawn and garden product users, will grow by 28% from 1996 to 2010, a growth rate more than twice that of the total population.

4
The Scotts Company and Subsidiaries

Drawing upon its strong research and development capabilities, the Company intends to continue to develop and introduce new and innovative lawn and garden products. The Company believes that its ability to introduce successful new consumer products has been an important element in the Company's growth. New consumer products in recent years include: YardAll(R) (fiscal 1995), an extra-large lawn and garden cart; Miracle-Gro(R) Quick Start (fiscal 1996), a liquid starter solution for newly-planted or young plants; GrubEx(R) (fiscal
1996), providing season-long lawn protection against grubs; the redesigned HandyGreen(R) II (fiscal 1996), a hand-held rotary spreader with an arm support; two new grass seed products, Mirage(TM) and Spring-Up(R) (fiscal 1996), grass seed blends for rapid seeding in the Spring; Scotts(R) potting soils and a complete line of indoor soil amendments such as vermiculite, perlite and charcoal in resealable stand-up bags (fiscal 1997); the No-Clog-4 in 1(R), which allows for sprinkler feeding of fertilizer for gardens and lawns (fiscal 1998); a new line of Miracle-Gro(R) potting soil mix and soil amendment products (fiscal 1998); and an expanded assortment of professional nursery quality potting soil mixes for consumers under the Scotts Pro Gro(TM) and Miracle-Gro(R) brands (fiscal 1998). In fiscal 1999, the Company plans to introduce Miracle-Gro(R) Flower Seeding Mix, a pre-mixed combination of flower seed, fertilizer and mulch; Miracle-Gro(R) Bloom Booster(R), a fertilizer for flowers; and Miracle-Gro(R) Tree Spikes, a fertilizer for outdoor trees.

The Company also seeks to capitalize upon the competitive advantages stemming from its position as the leading nationwide supplier of a full line of consumer lawn and garden products. The Company believes that this gives it an advantage in selling to retailers, who value the efficiency of dealing with a limited number of suppliers. During fiscal 1998, the Company established relationships with key retailers Wal*Mart, as manager of Wal*Mart's lawn and garden fertilizer category, and Kmart, as co-manager with Kmart of Kmart's lawn and garden product category. In the role of "category manager", the Company's representatives advise retailers of advantageous product mix, merchandising, shelving and pricing, based on consumer data. Category management has been successfully utilized in the grocery industry, in reducing "out of stock" situations, identifying retail trends and increasing store sales.

The Company is maintaining agreements with municipalities and waste haulers to compost yard waste. As of December 2, 1998, the Company had 14 compost facilities. During fiscal 1999 and 2000, the Company plans to close nine composting sites in the United States that collect yard and compost waste on behalf of municipalities. The economics of composting have deteriorated as municipalities have found lower-cost alternatives to disposing of their yard waste, resulting in substantial drops in the fees that municipalities had been providing to the Company in return for removing yard waste. In addition, the Company's costs to process and transport composted waste have exceeded original industry expectations. The Company plans to close the nine facilities as their contracts expire, which include six facilities in 1999, and three in 2000.

Marketing, Promotion and Business Strategy

Consumer Lawns products are sold by a 79-person direct sales force to headquarters of national, regional and local retail chains. This sales force, most of whom have college degrees and prior sales experience, also recruits and supervises approximately 225 seasonal part-time merchandisers and in-store weekend counselors, in connection with the Company's emphasis on in-store retail merchandising of lawn and garden products, a strategy the Company intends to continue for fiscal 1999. The Company also employs approximately 50 part-time year-round employees as merchandisers. Most retail sales of the Company's lawn products occur on weekends during the Spring and Fall. The Consumer Lawns Group also employs distributors on a selective basis.

Consumer Gardens products are sold by a 14-person sales force to a network of hardware and lawn and garden wholesale distributors, with certain sales made directly to some retailers. Most retail sales of Consumer Gardens products occur on or near weekends during Spring and early Summer. The Consumer Growing Media Group utilizes a 22-person direct sales force to cover the headquarters of national and regional chains, local accounts of significant size and distributors who sell to smaller accounts. The Consumer Growing Media Group's sales force hires and directs a network of outside merchandising service companies to provide seasonal in-store retail merchandising and re-order support on a national basis. Most retail sales of Consumer Growing Media landscape products occur on weekends during late Spring, while value-added products sell year-round.

The Consumer Lawns Group continues to support independent retailers with a special line of products, marketed under the Lawn Pro(R) name. These products include the 4-Step program, introduced in 1984,

                                                                               5
                                             The Scotts Company and Subsidiaries
which encourages consumers to purchase four products at one time (fertilizer plus crabgrass preventer, fertilizer plus weed control, fertilizer plus insect control and a special fertilizer for Fall application). The Company promotes the 4-Step program as providing consumers with all their annual lawn care needs for, on average, less than one-third of what a lawn care service would cost. The Company believes the Lawn Pro(R) program has helped the Company to grow its business with independent retailers while they face increasing competition from mass merchandisers and home improvement centers. The Consumer Growing Media Group similarly markets a special line of growing media products under the 1881 Select(R) label, to independent retailers.

The Company supports its sales efforts with extensive advertising and promotional programs. Because of the importance of the Spring sales season in the marketing of consumer lawn, garden and growing media products, the Company focuses advertising and promotional efforts on this period. Through advertising and other promotional efforts, the Company encourages consumers to make the bulk of their lawn, garden and growing media purchases in the early months of Spring in order to moderate the risk to its consumer sales which may result from bad weekend weather. The Consumer Lawns Group utilizes radio and television advertising to build consumer product usage in the Fall, a recommended time to plant grass seed and plants. The Consumer Lawns Group also promotes a Turf Builder(R) annual program for home centers and mass merchandisers. This program encourages consumers to purchase their entire year's supply of Turf Builder(R) products in early Spring, for application in the early Spring, late Spring, Summer and Fall. The Consumer Growing Media Group uses a consumer rebate program for selected Hyponex(R) products to encourage early and multiple purchases in the Spring.

The percentage of North American Consumer Business Group sales to mass merchandisers, warehouse-type clubs, home improvement centers and large buying groups continues to increase as a percentage of sales. The top ten accounts (which include two buying groups of independent retailers) represented 73% of the North American Consumer Business Group sales in fiscal 1997 and 77% in fiscal 1998.

The fiscal 1999 marketing strategies for the Consumer Lawns Group are to continue the efforts begun in prior years to improve the Company's relationship with consumers and retail customers, including: carefully directed consumer research, to increase understanding of its markets, sales trends and consumer needs; increased media advertising, with continuation of television advertising featuring real-life stories of people's experiences with Scotts(R) products, and of weekend radio advertising emphasizing that "this weekend" is the best time to apply selected Scotts(R) products; simplification of the product line; addressing "just-in-time" customer purchasing through continued use of the "never-out" program by which the Company builds pre-season inventory of select high-volume products, which enhances the Company's ability to timely and completely fill customer orders; and use of retail merchandisers to enhance communications with consumers at the point of sale.

The Consumer Lawns Group has used Scotts(R) and Miracle-Gro(R) consumer brand recognition to market the newly-formed "Scotts LawnService(TM)". In January 1995, Scotts entered into a licensing agreement with a lawn care service company, Emerald Green Lawn Service ("Emerald Green"), which allows Emerald Green to use the Scotts(R) name and logo in its marketing efforts. Emerald Green applies Scotts(R) products exclusively. In October 1997, Scotts increased its equity interest in Emerald Green from 28% to 64%, and announced the formation of Scotts LawnService(TM), which provides applications of lawn and garden fertilizer and control products, and tree and shrub pruning services. The Company has introduced Scotts LawnService(TM) to several major markets in the premium lawn and garden services segment. In June 1998, Scotts increased its equity interest in Emerald Green from 64% to 84%. The business ended fiscal 1998 with Scotts LawnService(TM) in ten markets, and 21 franchised outlets marketed as Emerald Green Lawn Service featuring Scotts(R) and Miracle-Gro(R) products. The strategy in fiscal 1998 was to refine the operations model and measure the equity transfer of the Scotts(R) brands into the premium lawn service segment. The fiscal 1999 strategy will be similar with moderate expansion of the business planned through owned or franchised locations, while applying market knowledge learned from 1998 to better optimize opportunities in this service industry.

The fiscal 1999 marketing strategies for the Consumer Gardens Group are to continue: conducting consumer research to determine consumer purchase decisions, attitude and usage data; efforts to consolidate certain package sizes in the Miracle-Gro(R), Scotts(R) ornamental and Osmocote(R) fertilizer lines; implementation of packaging improvements; cost-reduction and quality enhancement efforts throughout all product lines;

6
The Scotts Company and Subsidiaries
increased national network television advertising; and use of Scotts' Miracle-Gro's sales and distribution network for Scotts(R) garden products.

The strategy for the Consumer Growing Media Group is to expand its market share of the potting soil and specialty planting soil market, while becoming the industry's low-cost producer of the more commodity-oriented outdoor landscaping products such as topsoil, manures and barks/mulches. The Company expects to grow its share of the potting and planting soil markets by: developing products and national marketing programs which utilize its Hyponex(R), Scotts(R), Peters Professional(R), Miracle-Gro(R), Earthgro(R) and 1881 Select(R) brand names on high-quality potting mixes, with innovative and consumer-preferred packaging; gaining national distribution of Miracle-Gro(R) value-added potting soils; marketing Earthgro(R)-labeled organic landscape products nationally; expanding the distribution of Scotts(R) and Miracle-Gro(R) potting mix products into Canada; and conducting consumer research to better understand market needs.

An important part of the Company's sales effort is its national toll-free Consumer Helpline, on which its lawn consultants answer questions about the Company's products and give general lawn care advice to consumers. The Company's lawn consultants responded to approximately 400,000 telephone and written inquiries in fiscal 1998, which is consistent with the number of inquiries in prior years. In September 1998, Helpline consultants answered the four millionth call since it began in 1972.

Backing up the Company's marketing effort is its well-known Scotts No-Quibble Guarantee(TM), instituted in 1958, which promises consumers a full refund if for any reason they are not satisfied with the results after using the Company's products. Refunds under this guarantee have consistently amounted to less than 0.4% of net sales for the North American Consumer Business Group on an annual basis.

The Company has an Internet web site at www.scottscompany.com, which provides lawn care and gardening information for consumers, and special sections for the Professional Business Group's customers, along with corporate and investment information. Do-it-yourself consumer topics include basic lawn care and gardening tips, problem solving, frequently asked questions, houseplant care, landscaping with trees and shrubs and product guides. An arrangement with the National Gardening Association (NGA) provides access to a database of more than 5,000 gardening questions with answers by NGA's staff horticulturists. The site also provides an e-mail link to the Company's Consumer Helpline for answers to lawn care questions. The Professional Turf section delivers information for turf managers, by providing the Company's complete professional product guide, a Technical Representative/distributor locator and information aimed at turf maintenance workers and golf course superintendents. The Professional Horticulture section points nursery and greenhouse growers to their nearest distributor, delivers the latest news from the Horticulture business of the Professional Business Group of the Company and directs users to customer service. In its first year, the site received 22 million "hits", over 9,000 e-mails to Scotts' Consumer Helpline and more than 50,000 searches of the NGA database.

Competition

The consumer lawn and garden market is highly competitive. Consumers have a choice of do-it-yourself lawn care or use of a lawn service. Based on a study conducted by Hallberg, Schireson & Sur, Inc. covering the period from 1991 to 1996, management estimates that approximately 15% of all homeowners with lawns use a lawn service. The most significant competitors for the consumer market which uses a lawn service are lawn care service companies. Service Master, which owns the Tru Green Company, ChemLawn(R) and Barefoot Grass(R) lawn care service businesses, operates nationally and is significantly larger than the Company. In the do-it-yourself lawn care and consumer gardens markets, the Company's products compete primarily against regional products and private label products produced by various suppliers and sold by such companies as Kmart Corporation. These products compete across the entire range of the Company's consumer product line. In addition, certain of the Company's consumer products compete against branded fertilizers, pesticides and combination products marketed by such companies as Lebanon Chemical Corp. (Greenview(R)), United Industries Corporation (Peters(R) water-soluble fertilizers for the consumer market), Vigoro/Pursell Industries (Vigoro(R), Sta-Green(R)) and the newly-announced Bayer/Pursell joint venture. Competitors in Canada include Nu Gro, So Green and IMC Vigoro.

Most competitors, with the exception of lawn care service companies, sell their products at prices lower than those of the Company. The Company competes primarily on the basis of its strong brand names, consumer advertising campaigns, quality, value, service, convenience and technological innovation. The

                                                                               7
                                             The Scotts Company and Subsidiaries

Company's competitive position is also supported by its national sales force and its unconditional guarantee. There can be no assurance, however, that additional competition from new or existing competitors will not erode the Company's share of the consumer market or its profit margins.

The Company's Consumer Growing Media business faces primarily regional competitors who are able to compete very effectively on the basis of price in the areas near their plants where they can reach customers with a lower cost of freight. The low cost of entry to establish a commodity organics bagging facility and the ready availability of raw materials make it likely that the large-bag outdoor market will remain price competitive and lower margin into the future. Customers require short lead-times, with very high on-time and complete fill rates. These demands, combined with the high cost of freight, require the Consumer Growing Media business to continually evaluate production locations to reduce costs.

Roundup's competitors include United Industries Corporation (Spectracide(R)) and Enforcer Products, Inc. (Enforcer(R)).

Backlog

The majority of annual consumer product orders (other than Consumer Growing Media products which are normally ordered in season on an "as needed" basis) are received from retailers during the months of October through April and are shipped during the months of January through April. As of November 27, 1998, orders on hand for retailers totaled approximately $53.6 million compared to approximately $62.9 million on the same date in fiscal 1997. All such orders are expected to be filled in fiscal 1999.

PROFESSIONAL BUSINESS GROUP

Market

The Company sells its professional products to golf courses, commercial nurseries and greenhouses, schools and sportsfields, multi-family housing complexes, business and industrial sites, lawn and landscape services and specialty crop growers. The Professional Group's two core businesses are ProTurf(R), the professionally managed turf market, and Horticulture, the nursery and greenhouse markets. In fiscal 1998, the Professional Business Group served such high-profile golf courses as Augusta National (Georgia), Cypress Point and Pebble Beach (California), Desert Mountain (Arizona), Oakmont Country Club (Pennsylvania), Colonial Country Club (Texas) and Medinah Country Club (Illinois). Sports complexes such as Fenway Park, Camden Yards, Wrigley Field, Yankee Stadium and the Rose Bowl are professional customers, as are major commercial nursery/ greenhouse operations such as Monrovia, Hines and Imperial.

Golf courses and highly visible turf areas accounted for approximately 58% of the Company's Professional Business Group sales in fiscal 1998. During fiscal 1998, the Company sold products to approximately 49% of the over 15,700 golf courses in North America, including 72 of Golf Digest's top 100 U.S. courses. Management estimates, based on an independent bi-annual market survey and other information available to the Company, that the Company's share of its target North American golf course high value turf fertilizer and control products market was approximately 20% in fiscal 1998.

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

Horticulture sales accounted for approximately 42% of the Company's Professional Business Group sales in fiscal 1998. The Company sold products to thousands of nursery, greenhouse and specialty crop growers through a network of approximately 75 horticultural distributors. The Company estimates that its leading share of the North American horticultural market was approximately 23% in fiscal 1998.

Management believes the increasing acceptance of controlled-release fertilizers in horticultural/ agricultural applications due to performance advantages, labor savings and water quality concerns should contribute to sales growth in the horticulture market. However, competitive product technologies may also make inroads into the horticultural and turf markets.

Products

The Company's professional products, marketed under such brand names as ProTurf(R), Osmocote(R), Miracle-Gro(R), Peters(R), Metro-Mix(R) and Terra-Lite(R), include a broad line of sophisticated controlled-release fertilizers, water-soluble fertilizers, pesticide products (herbicides,

8
The Scotts Company and Subsidiaries
insecticides, fungicides and growth regulators), wetting agents, growing media products, grass seed and application devices. The fertilizer lines utilize a range of proprietary controlled-release fertilizer technologies, including Contec(TM), Poly-S(R), Osmocote(R) and ScottKote(R), and proprietary water-soluble fertilizer technologies, including Peters(R) and Miracle-Gro Excel(TM). The Company applies these technologies to meet a wide range of professional customer needs, ranging from quick-release greenhouse fertilizers to controlled-release fairway/ greens fertilizers to extended-release nursery fertilizers that last up to a year or more.

To secure uninterrupted supply and consistent costs of raw materials, the Horticulture group has entered into alliances with suppliers. The Company works closely with basic pesticide manufacturers to secure access to, and if possible, exclusive positions on, advanced control chemistry which can be formulated on granular carriers, including fertilizers, or formulated as a liquid application. In fiscal 1998, Scotts signed an agreement with AgrEvo USA Company ("AgrEvo") for the exclusive domestic distribution rights to various AgrEvo active ingredients for the professional horticulture market. These active ingredients will be used to create Scotts(R) branded herbicides, fungicides and insecticides. The Company expects this product group to represent 10% to 25% of Horticulture sales by fiscal 2002.

Application devices in the professional line include both rotary and drop action spreaders. Over 20 proprietary grass seed varieties are also part of the professional line. The professional horticulture line also includes an established line of soil-less mixes in which controlled-release and control products, and water-soluble fertilizers and wetting agents, can be incorporated or applied, respectively, to customize potting media for nurseries and greenhouses.

Business Strategy

The Company's Professional Business Group focuses its sales efforts on the middle and high ends of the professional market and generally does not compete for sales of commodity products. Demand for the Company's professional products is primarily driven by product quality, performance and technical support. The Company seeks to meet these needs with a range of sophisticated, specialized products.

A primary focus of the Professional Business Group's strategy is to provide innovative high-value new products to its professional customers. In fiscal 1998, the Contec(TM) line of methylene urea fertilizers was introduced, as well as the Nutriblend(R) water-soluble fertilizer line. For fiscal 1999, the Group will introduce Osmocote(R) Plus, a modification of Osmocote(R) timed-release fertilizer for subtropic U.S. markets. The Company's fertilizer technology is expected to lead to further new combination product introductions in fiscal 1999 and beyond.

The Company intends to take advantage of its strong position in the golf course segment to increase sales of Sierra's products to those users, and intends to expand the distribution of Scotts(R) nursery products in the commercial horticultural segment in which Sierra has a strong position.

In January 1995, Scotts entered into a licensing agreement with Emerald Green, which allows Emerald Green to use the Scotts(R) name and logo in its marketing efforts. In fiscal 1998, Scotts increased its equity interest in Emerald Green from 28% to 84%. See "North American Consumer Business Group--Marketing, Promotion and Business Strategy."

Marketing and Promotion

For fiscal 1998, the Professional Business Group's sales force consisted of approximately 100 territory managers. Many territory managers are experienced former golf course superintendents or nursery managers and most have degrees in agronomy, horticulture or similar disciplines. Territory managers have worked closely with golf course and sports field superintendents, turf and nursery managers, and other landscape professionals. In addition to marketing the Company's products, the Company's territory managers have provided consultation, testing services and advice regarding maintenance practices, including individualized comprehensive programs incorporating various products for use at specified times throughout the year. The professional grower business is served primarily through an extensive network of distributors, all with substantial experience in the horticulture market. Territory managers for this market spend the majority of their time with growers.

In December 1998, the Company reorganized its Professional Business Group to strengthen distribution and technical sales support, integrate brand management across market segments and reduce annual operating expenses. The reorganization will reduce the ProTurf(R) division's personnel from approximately 100 employees to approximately 40 employees. The Group will retain a consultative field sales force and field-based technical group to provide distributors with product training, address questions from customers

                                                                               9
                                             The Scotts Company and Subsidiaries
and maintain involvement in university trial work. Working with the retained sales force will be four well-known independent distributors. This shift to independent distribution is expected to more than double the number of sales representatives and result in a four-fold increase in the number of warehouses serving the Company's professional turf and landscaping customers. The independent distributors include Turf Partners, Inc. in the Midwest and Northeast, BWI Companies, Inc. in the Southwest and Southeast, Wilbur Ellis Company in the Pacific Northwest and Western Farm Services, Inc. in California. The Professional Business Group has already been effectively and economically distributing its nursery and greenhouse products through most of these distributors. Alliances are expected to be formed with other distributors as necessary.

To reach potential purchasers, the Company uses trade advertising and direct mail and sponsors seminars throughout the country. In addition, the Company maintains a special toll-free number for its professional customers. The professional customer service department responded to over 45,000 telephone inquiries in fiscal 1998.

Competition

In the professional turf and horticulture markets, the Company faces a broad range of competition from numerous companies ranging in size from multi-national chemical and fertilizer companies such as DowElanco Company, Uniroyal, BASF and Chisso-Asahi, to smaller specialized companies such as Lesco, Inc. and Lebanon Chemical Corp., to local fertilizer manufacturers and blenders. Portions of this market are served by large agricultural fertilizer companies, while other segments are served by specialized, research-oriented companies. In certain areas of the country, particularly Florida, a number of companies have begun to offer turf care services, including product application, to golf courses. In addition, the higher margins available for sophisticated products to treat high-value crops continue to attract large and small chemical producers and formulators, some of which have larger financial resources and research departments than the Company. Also, the influence of mass merchandisers, with significant buying power, has increased the cost consciousness of horticulture growers. While the Company believes that its reputation, turf and ornamental market focus, expertise in product development and sales and distribution network should enable it to continue to maintain and build its share of the professional market, there can be no assurance that the Company's market share or margins will not be eroded in the future by new or existing competitors.

Backlog

A large portion of professional product orders is received during the months of August through November and is filled during the months of September through November. As of November 27, 1998, orders on hand from professional customers totaled approximately $13.4 million compared with $8.3 million on the same date in 1997. All such orders are expected to be filled in fiscal 1999.

INTERNATIONAL BUSINESS GROUP

Market

The International Business Group regularly sells its products to both consumer and professional users in over 40 countries. Management believes that growth potential should exist in both markets. The Company has established business entities in the markets with significant potential, which include Australia, the United Kingdom, the Benelux countries, Germany, France, Spain and Italy.

Consumer lawn and garden products are sold under the Company's various trademarks, including the Scotts(R) label, in Australia, the European Union, New Zealand and South America. In addition, products bearing the Miracle-Gro(R) trademark are marketed in the Caribbean, Australia, New Zealand, the Netherlands and the United Kingdom. The Company's Hyponex(R) line of products is present in Japan as a result of a long-term agreement with Hyponex Japan Corporation, Ltd., an unaffiliated entity.

Professional markets include both the horticulture and turf industries. The International Business Group markets professional products in Africa, Australia, the Caribbean, the European Union, Japan, Latin America, Mexico, the Middle East, New Zealand, South America and Southeast Asia. Horticultural products mainly carry the Scotts(R), Sierra(R), Peters(R) and Osmocote(R) labels. Turf products primarily use the Scotts(R) trademark.

Consumer products are sold by an approximate 25-person sales force and professional products are sold by an approximate 85-person sales force.

Miracle Garden Care has leading positions in the United Kingdom in a number of lawn and garden market categories. Its major consumer brands include

10
The Scotts Company and Subsidiaries

Miracle-Gro(R), Weedol(R), Pathclear(R) and Grasshopper(R). In December 1997, the Company acquired Levington, the leading producer of consumer and professional lawn fertilizer and growing media in the United Kingdom. Its major brands include Levington(R) (for growing media), Evergreen(R) (for lawn care products), Tumbleweed(R) (for herbicides) and Tomorite(R) (a tomato fertilizer). Management believes this acquisition has expanded the Company's potential in the United Kingdom and Irish consumer markets. During fiscal 1998, management integrated the sales, marketing and manufacturing operations of Miracle Garden Care and Levington, forming a new subsidiary, The Scotts Company (UK) Limited.

In October 1998, the Company, through certain subsidiaries, acquired from various affiliates of Rhone-Poulenc Agro ("RPA"): the shares of Rhone-Poulenc Jardin SAS; the shares of Celaflor GmbH; the shares of Celaflor Handelsgesellschaft m.b.H.; and the home and garden business of Rhone-Poulenc Agro S.A. in Belgium (collectively "RPJ"), each in a privately-negotiated transaction (collectively, the "RPJ Acquisition"). The total consideration paid for the RPJ Acquisition was approximately 1.2 billion French Francs (approximately $216 million). As part of the purchase price, the Company has agreed to pay 156 million French Francs (approximately $35.6 million on a present value basis) over a four-year period for certain access rights to specific research and development services to be provided by RPA.

RPJ is continental Europe's largest producer of consumer lawn and garden products. It manufactures and sells a full line of consumer lawn and garden pesticides, fertilizers and growing media in France, Germany, the Benelux countries, Austria, Italy and Spain. Leading brands include KB(R), Fertiligene(R), Celaflor(R) and Nexa-Lotte(R).

Also in October 1998, the Company acquired from an agency of the Irish government, Bord na Mona, the Shamrock(TM) trademark, a brand used to market peat products in the United Kingdom and Ireland. As part of the agreement, the Company has an option to supply the Shamrock(TM) brand of peat in the leading continental European markets. The Company also acquired the rights to a ten-year horticultural peat supply agreement with Bord na Mona as supplier, with a renewable ten-year term at the Company's option. Under the agreement, Bord na Mona will mix and package peat and other growing media products for the Company. It is expected that this acquisition will secure the Company's access to high quality peat resources for both the consumer and professional markets in the United Kingdom and Ireland and will also enable the Company to enter the professional horticultural compost market in mainland Europe in due course.

In December 1998, the Company completed its acquisition of Asef Holding B.V. ("ASEF"), a privately-held consumer lawn and garden products company, with operations in the Netherlands. As part of the transaction, the Company also acquired related assets in Belgium. ASEF, which sells fertilizers, growing media and pesticides under the ASEF brand and through private label programs with major retailers, had 1997 sales of approximately $17 million. ASEF has approximately 40 employees.

Business Strategy

An increasing portion of the Company's sales and earnings is derived from customers in foreign countries. In fiscal 1998, following the acquisition of Miracle Garden Care, the International Business Group re-located its headquarters office to an area outside of London in the United Kingdom. The Company's managers also travel abroad regularly to visit its facilities, distributors and customers. The Company's own employees manage its affairs in Europe, Australia, Malaysia, Mexico, Brazil and the Caribbean. The International Business Group plans to further develop its international business in both the consumer and professional markets. The Company believes that the technology, quality and value that are widely associated with its domestic and acquired brands should be transferable to the global marketplace.

Management believes the International Business Group is well positioned to obtain an increased share of the international market. The Company has a broad, diversified product line made up of value-added fertilizers which can be targeted to the market segments of consumer, turf, horticulture and high value agricultural crops. Also, the Company has the capability to sell worldwide through its extensive distributor network. However, there can be no assurance that the Company's market share or margins will not be eroded by new or existing competitors, or that an increased share of the international market will be obtained.

Any significant changes in international economic conditions, expropriations, changes in taxation and regulation by U.S. and/or foreign governments could have a substantial effect upon the international business of the Company. Management believes, how-

                                                                              11
                                             The Scotts Company and Subsidiaries
ever, that these risks are not unreasonable in view of the opportunities for profit and growth available in foreign markets. The Company's international earnings and cash flows are subject to variations in currency exchange rates, which derive from sales and purchases of the Company's products made in foreign currencies. For a discussion of how the Company manages its foreign currency rate exposure, see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources."

Competition

The International Business Group's consumer business faces strong competition in the lawn and garden market, particularly in Australia and the European Union. Competitors in Australia include Chisso-Asahi, Debco and Yates. Competitors in the European Union include Bayer, BASF and various local companies. The Company has historically responded to competition with superior technology, excellent trade relationships, competitive prices, broad distribution and strong advertising and promotional programs.

The international professional market is very competitive, particularly in the controlled-release and water-soluble fertilizer segments. Numerous U.S. and European companies are pursuing these segments internationally, including Pursell Industries, Lesco, BASF, Norsk Hydro, Haifa Chemicals Israel, Kemira and private label companies. Historically, the Company's response to competition in the professional markets has been to adapt its technology to solve specific user needs which are identified by developing close working relationships with key users.

MATTERS RELATING TO THE COMPANY GENERALLY

Patents, Trademarks and Licenses

The "Scotts(R)", "Miracle-Gro(R)" and "Hyponex(R)" brand names and logos, as well as a number of product trademarks, including "Turf Builder(R)", "Lawn Pro(R)", "ProTurf(R)", "Osmocote(R)" and "Peters(R)", are federally and internationally registered and are considered material to the Company's business. The Company regularly monitors its trademark registrations, which are generally effective for ten years, so that it can renew those nearing expiration. In 1989, the Company assigned rights to certain Hyponex(R) trademarks to Hyponex Japan Corporation, Ltd., an unaffiliated entity. In July 1995, Sierra granted a non-exclusive license to Peters Acquisition Corporation, now owned by United Industries Corporation, to use the Peters(R) trademark in the U.S. consumer market.

As of September 30, 1998, the Company held over 200 U.S. and international patents on processes, compositions, grasses and mechanical spreaders and has several additional patent applications pending. Patent protection generally extends 20 years from the filing date and many of the Company's patents extend well into the next decade. The Company also holds exclusive and non-exclusive patent licenses from certain chemical suppliers permitting the use and sale of patented pesticides. During fiscal 1998, the Company secured new U.S. patents for three Kentucky Bluegrass varieties with high turf performance characteristics and three mechanical devices covering consumer broadcast spreader and utility carts. The Company also secured several international patents, including one for water-soluble fertilizer technology in Europe, and patents for Poly-S(R) technology in New Zealand and Israel.

The Company's methylene-urea product composition patent which covers Scotts Turf Builder(R), Scotts Turf Builder(R) with Weed Control and Scotts Turf Builder(R) with Halts(R) Crabgrass Preventer, is deemed material by the Company and is due to expire in July 2001. The Company believes that the high entry costs of manufacturing needed to replicate this product and the value of the Scotts(R) brand should lessen the likelihood of product duplication by any competitor.

Glyphosate, the active ingredient in Roundup(R), is subject to a patent in the United States that expires in September 2000. The Company cannot predict the success of Roundup(R) after glyphosate ceases to be patented. Substantial new competition in the United States could adversely affect the Company. Glyphosate is no longer subject to patent in the European Union and is not subject to patent in Canada. While sales of Roundup(R) in such countries have continued to increase despite the lack of patent protection, sales in the United States may decline as a result of increased competition after the U.S. patent expires.

Research and Development

The Company has a long history of innovation, and its research and development successes can be measured in terms of sales of new products and by the Company's patents. Most of the Company's fertilizer products, many of its grasses and many of its mechanical devices are covered by one or more of the approximately 200 U.S. and international patents owned by the Company.

The Company maintains a premier research and development organization headquartered in the Dwight G.

12
The Scotts Company and Subsidiaries

Scott Research Center in Marysville, Ohio ("Scotts Research"). The Company also operates three research field stations located in Florida, Texas and Oregon. These field stations facilitate evaluation of products in a variety of climatic and soil composition conditions, an integral part of the Company's product development, quality assurance and competitive product analysis programs. Research to develop new and improved application devices for production at Republic's manufacturing facility in Carlsbad, California, is being transitioned to Scotts Research. Taken together, the research and development effort maintains a focus on superior agronomic performance for lawn, turf and horticultural applications through products which are cost-effective and easy to use. The knowledge and concepts used to formulate products for the professional turf and plant protection markets are also used to provide similar results for the do-it-yourself market.

In addition to Scotts Research, Scotts Europe BV (Netherlands) maintains a research and development facility devoted to the Osmocote(R) controlled-release fertilizer line produced in Heerlen, the Netherlands. Miracle Garden Care leases a research facility and trial station in the United Kingdom for formulating plant protection products for the consumer and professional markets. The Company also maintains a complete research facility in Suffolk (Levington), United Kingdom, for formulating garden and lawn fertilizers, herbicides, insecticides, fungicides and growing media. With the RPJ Acquisition, the Company acquired a research and development facility in Ingelheim, Germany.

Since its introduction of the first slow-release home lawn fertilizer in 1928, the Company has used its research and development strengths to build the do-it-yourself and professional markets. Technology continues to be a Company hallmark. In fiscal 1992, the Company introduced Poly-S(R), a patented proprietary controlled-release fertilizer technology. In fiscal 1993, ScottKote(R), another controlled-release technology primarily for the nursery market, was introduced, as well as a patented methylene urea manufacturing process used in both the consumer and professional turf product lines. Since the Hyponex acquisition in 1988, the Company's research and development organization has worked to improve the quality and reduce the production cost of branded growing media products, in particular potting soils. One of the results of this effort was the introduction, in fiscal 1994, of a line of value-added, premium-quality potting soils and planting mixes sold under the Scotts(R) brand, and in fiscal 1997, a similar line under the Miracle-Gro(R) brand.

Through the acquisition of Sierra, Scotts was able to obtain patents for technological advancements in water-soluble fertilizers. In fiscal 1996, Scotts secured a patent on the use of urea phosphate in water-soluble fertilizers used as the basis for the Peters Excel(R) (and Miracle-Gro Excel(TM), for fiscal
1998) brands of fertilizers, having previously obtained a solution and method patent for such product line. Also during fiscal 1997, the Company completed installation of a dedicated turfgrass genetic engineering laboratory in its existing Scotts Research facility, to develop turfgrass varieties with improved characteristics such as resistance to disease, insects and herbicides. Research in fiscal 1997 also focused on improving the quality and durability of the Company's consumer lawn fertilizer packaging. The Company implemented plans to use plastic packaging for substantially all consumer lawn products shipped in fiscal 1998. The Company's professional product line also used plastic packaging for products shipped in fiscal 1998.

Research has also focused on durability, precision and reduced production costs of the Republic-produced spreaders. Recently, Republic completely redesigned the consumer line of walk-behind spreaders with quality and performance improvements on each model.

Sierra pioneered the use of controlled-release fertilizers for the horticultural markets with the introduction of Osmocote(R) in the 1960's. This polymer-encapsulated technology has achieved a large share of the horticultural markets due to its ability to meet the strict performance requirements of professional growers. Scotts' and Sierra's research and development efforts have been fully integrated and are focused on quality enhancement, product/process innovation and cost reduction.

During fiscal 1997, the Company developed new products in several branded lines including Scotts(R) professional turf products; Osmocote(R) controlled-release fertilizer; Miracle-Gro(R) granular lawn food products; Scotts(R) spreaders; and PatchMaster(R) flowering seed/fertilizer mix. Also during fiscal 1997, several new growing media products were introduced under the Miracle-Gro(R) brand, which included Miracle-Gro(R) Perlite, Miracle-Gro(R) Potting Mix, Miracle-Gro(R) African Violet Potting Mix and Miracle-Gro(R) Seed Starter Potting Mix. In fiscal 1998, new professional growing media products included Miracle-Gro(R) Nutrified Peat with ScottsCoir(TM) and Miracle-Gro(R) Bale Mix with ScottsCoir(TM). These baled products use a compressed mixture of peat and coir (patent pending).

                                                                              13
                                             The Scotts Company and Subsidiaries

In January 1998, Scotts acquired an 80.8% interest in Sanford Scientific, Inc. ("SSI"), a leading research company in the rapidly growing field of genetic engineering of plants. SSI has developed and licensed a broad portfolio of genes and genetic process technology. It holds the exclusive license to use biolistic ("gene gun") technology in the commercial development of genetically transformed turf grasses, flowers and woody ornamental plants. Biolistic technology involves the delivery of desirable genetic characteristics by high-velocity injection into cells. The technology is widely used in medical research and agricultural fields for applications ranging from immunization and cancer treatment to creation of new agricultural crop varieties, including corn and soybeans. The biolistic approach to genetic engineering of plants has important advantages over other transformation technologies. For certain plant species, transformation using the gene gun is largely considered the only commercially viable method of inserting new gene traits into plants. In addition, SSI has developed and licensed a broad portfolio of genes and genetic process technology with significant commercial potential.

Gene gun technology augments the Company's genetic improvement program by allowing researchers to create desirable varieties of plants with value-added traits beyond the capabilities of conventional plant breeding techniques. Targets of the Company's research effort include disease and insect resistance, herbicide tolerance and other consumer-relevant traits, such as turf grasses that require less mowing and flowers with novel colors and fragrances. The Company expects that it will commercialize certain genetically transformed plants within a few years.

Scotts acquired its interest from SSI founder and president Dr. John Sanford, who retained a 19.2% interest and remains involved with SSI. Dr. Sanford led the team of Cornell University scientists who invented the gene gun technology in the 1980's, and he continues as a leading expert in the field. SSI operates an advanced genetic research facility in Waterloo, New York, and actively collaborates with other leading genetic scientists.

Exclusive access to this technology is a key element in the Company's program to create value by combining the Company's brands and SSI's biolistic transformation process with proven genes licensed from technology partners. Consistent with this strategy, in August 1998, Scotts completed an agreement with Rutgers University, the State University of New Jersey. Under this agreement, Scotts will fund, through research support and future royalties, a combined effort by Rutgers' plant biotechnology and turfgrass breeding programs to develop improved transgenic bentgrass varieties. In return, Scotts will receive exclusive rights to market all Rutgers' patented transgenic bentgrass varieties developed over the next seven years, likely extending to seventeen years. Rutgers' development program will utilize the biolistic process and other enabling technologies under license to SSI to insert and activate genes that are proprietary to Rutgers University. Any superior bentgrass varieties that result from the program are expected to be commercialized in the golf course market.

Company research and development expenses were approximately $14.8 million (1.3% of net sales) for fiscal 1998 including environmental and regulatory expenses. This compares to $10.0 million (1.1% of net sales) and $10.6 million (1.4% of net sales) for fiscal 1997 and 1996, respectively.

Seasonality

The Company's business is highly seasonal with approximately 72% of sales occurring in the second and third fiscal quarters combined for the past two fiscal years. Please also see the discussion in "North American Consumer Business Group -- Backlog" and "Professional Business Group -- Backlog."

OPERATIONS GROUP

Production Facilities

The manufacturing plant for consumer and professional fertilizer products marketed under the Scotts(R) label is located in Marysville, Ohio. Manufacturing for such products is also conducted by approximately 40 contract manufacturers. Demand for Turf Builder(R), Poly-S(R) and other products results in the Company expanding operations (generally from October through May) of its fertilizer processing and packaging lines from five days per week, three-shift operations to seven days, three-shift operations when necessary to prepare for the peak demand periods. The Company currently operates its two Turf Builder(R) lines seven days per week, year round, and has recently installed a third Turf Builder(R) production line to meet capacity needs for those products. Sierra(R) controlled-release fertilizers are produced in Charleston, South Carolina, Milpitas, California and Heerlen, the Netherlands. Expansion at each facility has been completed to permit the blending of products which utilize both Scotts and Sierra proprietary technology. Production schedules at Sierra's facilities vary to meet demand. Seed blending and packaging are outsourced to

14
The Scotts Company and Subsidiaries
various packaging companies located on the West Coast near seed growers. With the acquisition of EarthGro, growing media products are processed and packaged in 29 locations throughout the United States. The Company operates 14 composting facilities where yard waste (grass clippings, leaves, and twigs) is converted to raw materials for the Company's growing media products. Operations at these composting facilities have been integrated with the Company's 29 growing media facilities. The Company also utilizes approximately 43 contract production locations for growing media products. The Company's lawn spreaders are produced at the Republic facility in Carlsbad, California. Republic adjusts assembly capacity from time to time, to meet demand. Both Hyponex's and Republic's operations vary production schedules to meet demand. The majority of Miracle-Gro(R) water-soluble fertilizers is contract-manufactured in three facilities located in Ohio, Texas and Florida.

Granular and water-soluble fertilizers, liquid herbicides and pesticides and growing media for the U.K. market, are produced in East Yorkshire (Howden, Hatfield and Swinefleet) and Suffolk (Bramford), in the United Kingdom.

Bramford is the headquarters for U.K. operations and for the U.K. professional business. The site houses a modern fertilizer granulation plant with automated packing lines, liquid fertilizer production and bottling facilities. In addition, there are facilities for formulating and bottling a wide range of liquid plant protection products including herbicides, insecticides and fungicides. Bramford produces a wide range of products for both the consumer and professional businesses in Europe. These include the Evergreen(R) line of lawn products, Tomorite(R) liquid tomato feed and Greenmaster(R) products for the professional turf market. The Hatfield and Swinefleet factories contain modern facilities for the screening and blending of peat, together with various additives to produce a wide range of growing media. Peat to supply the facilities is harvested on both sites and brought in from satellite sites in Northwest England and Scotland. This facility produces the Levington(R) range of compost for both the consumer and professional businesses. Peat from Ireland is imported to produce the Shamrock(TM) range of growing media. Granular and water-soluble fertilizers and pesticides are produced at Howden and growing media is produced at Swinefleet and Hatfield.

With the RPJ Acquisition, the Company acquired the Hautmont and Bourth plants in France. At Hautmont, growing media and fertilizers for the consumer market are blended and bagged, and at Bourth, pesticide products for the consumer market are formulated, blended and packaged. Production schedules at Hautmont vary from one shift to two shifts to meet demand, while Bourth maintains two shifts year-round.

Resin used for producing Osmocote(R) controlled-release fertilizer in the United States is manufactured at Sierra-Sunpol Resins, Inc., a joint venture company which is 97% owned by Sierra.

Management believes that each of its facilities is well-maintained and suitable for its purpose. However, due to the seasonal nature of the Company's business, the Company's plants operate at maximum capacity during the peak production periods. Therefore, an unplanned serious production interruption could have a substantial adverse affect on the Company's sales of the affected product lines.

Capital Expenditures

Capital expenditures totaled $41.3 million and $28.6 million for the fiscal years ended September 30, 1998 and 1997, respectively. Of the major expenditures in fiscal 1998, approximately $17.8 million was spent on the installation of a third Turf Builder(R) production line, which will increase total site capacity by approximately 25%, with expected annual savings of approximately $4 million. The Company estimates that capital expenditures will approximate $60 million in fiscal 1999, $50 million to $60 million for each of the following three years and approximately $40 million per year thereafter for the foreseeable future.

Purchasing

The key ingredients in the Company's fertilizer and control products are various commodity and specialty chemicals including vermiculite, phosphates, urea, potash, herbicides, insecticides and fungicides. The Company obtains its raw materials from various sources, which the Company presently considers to be adequate. No one source is considered to be essential to any of the Company's North American Consumer, Professional or International Business Groups, or to its business as a whole. The Company has never experienced a significant interruption of supply.

Raw materials for Scotts' Miracle-Gro include phosphates, urea and potash. The Company considers its sources of supply for these materials to be adequate. All of the products sold by Scotts' Miracle-Gro (other than those produced by Miracle Garden

                                                                              15
                                             The Scotts Company and Subsidiaries

Care) are produced under contract by independent fertilizer blending and packaging companies.

Sierra purchases granular, homogeneous fertilizer substrates to be coated and the resins for coating. These resins are primarily supplied domestically by Sierra-Sunpol Resins, Inc.

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

The products of Scotts' Miracle-Gro are warehoused and shipped from five contract packagers located throughout the United States. These contract packagers ship full truckloads of product via common carrier to lawn and garden distributors. Inventories of Miracle Garden Care's and Levington's products for the European market, which are produced at the East Yorkshire (Howden) and Suffolk (Bramford) facilities, are distributed through a public warehouse in Daventry, the United Kingdom. Distributors are used for Miracle Garden Care's professional products.

Most growing media products have low sales value per unit of weight, making freight costs significant to profitability. Therefore, the Consumer Growing Media Business Group has located all of its 29 plant/ distribution locations near large metropolitan areas in order to minimize shipping costs and to be near raw material sources. The Group uses its own fleet of approximately 70 trucks as well as contract haulers to transport its products from plant/distribution points to retail customers. Large-bag outdoor landscaping products and much of the indoor potting soil products are shipped directly to retail stores. A portion of the Company's indoor potting soil and additive products is shipped to retailers' distribution centers for redistribution to their stores. In the United Kingdom, growing media is packaged at Hatfield and Swinefleet and shipped directly to customers in the United Kingdom. With the RPJ Acquisition, growing media is also produced in Hautmont, France and shipped directly to customers.

Sierra's products are produced at two fertilizer and two growing media manufacturing facilities located in the United States and one fertilizer manufacturing facility located in Heerlen, the Netherlands. The majority of shipments is via common carriers through distributors in the United States and a network of public warehouses in Europe.

Fertilizers and pesticide products manufactured in Bourth, France are shipped to customers via a central distribution center located in Blois, France.

Republic-produced, Scotts(R) branded spreaders are shipped via common carrier to regional warehouses serving the Company's retail network. A portion of Republic's spreader line and its private label lines is sold free-on-board (FOB) Carlsbad with transportation arranged by the customer.

Significant Customers

The Home Depot and Kmart Corporation represented approximately 17% and 9%, respectively, of the Company's sales in fiscal 1998 and 12% and 2% respectively, of the Company's outstanding trade accounts receivable at September 30, 1998. Wal*Mart sales represented 9% of the Company's fiscal 1998 sales. After allocating buying groups' sales to that retail customer, Wal*Mart sales represented approximately 11% of the Company's sales and 2% of the Company's outstanding trade accounts receivable at September 30, 1998. All three customers hold significant positions in the retail lawn and garden market. The loss of any of these customers or a substantial decrease in the amount of their purchases could have a material adverse effect on the Company's business.

Employees

The Company's corporate culture is a blend of the history, heritage and culture of Scotts and companies acquired over the past ten years. The Company provides a comprehensive benefits program to all full-time associates. As of September 30, 1998, the Company employed approximately 2,500 full-time

16
The Scotts Company and Subsidiaries
workers in the United States (including all subsidiaries) and an additional 530 full-time employees located outside the United States. With the RPJ Acquisition, the Company gained an additional 416 full-time employees outside the United States. As of September 30, 1998, full-time workers averaged approximately nine years employment with the Company or its predecessors. During peak production periods, the Company engages as many as 1,300 temporary workers in the United States. In the United Kingdom, during peak periods, as many as 66 temporary workers are engaged and European operations engage an average of 60 temporary workers annually.

The Company's U.S. employees are not members of a union, with the exception of 20 of Sierra's employees at its Milpitas facility, who are represented by the International Chemical Workers Union. One hundred of the Company's full-time U.K. employees at the Hatfield, Swinefleet and Bramford manufacturing sites are members of the Transport and General Workers Union. A number of the Company's full-time employees at the headquarters office in Lyon, France are members of the Confederation Generale des Cadres (CGC), Confederation Francaise Democratique du Travail (CFDT) and Confederation Generale du Travail (CGT), which number is confidential under French law. The average rate of union membership among employees in France is approximately 15%. A number of union and non-union full-time employees are members of work councils at three sites in Bourth, Hautmont and Lyon, France, and a number of non-union employees are members in Ingelheim, Germany. Work councils represent employees on labor and employment matters and manage social benefits.

ENVIRONMENTAL AND REGULATORY CONSIDERATIONS

Local, state, federal and foreign laws and regulations relating to environmental matters affect the Company in several ways. In the United States, all products containing pesticides must be registered with the U.S. Environmental Protection Agency (and in many cases, similar state and/or foreign agencies) before they can be sold. The inability to obtain or the cancellation of any such registration could have an adverse effect on the Company's business. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether the Company's competitors were similarly affected. The Company attempts to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals, but there can be no assurance that it will continue to be able to avoid or minimize these risks. Fertilizer and growing media products (including manures) are also subject to state and foreign labeling regulations. Grass seed is also subject to state, federal and foreign labeling regulations.

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

Regulations and environmental concerns exist surrounding peat extraction in the United Kingdom. Levington played a leading role in the development and implementation of legislation concerning peat extraction. The Scotts Company
(UK) Limited believes

                                                                              17
                                             The Scotts Company and Subsidiaries
it complies with the legislation and regards it as the minimum standard.

Local, state, federal and foreign agencies regulate the disposal, handling and storage of waste and air and water discharges from Company facilities. During fiscal 1998, the Company had approximately $0.7 million in environmental capital expenditures and $3.1 million in other environmental expenses, compared with approximately $0.4 million in environmental capital expenditures and $1.5 million in other environmental expenses in fiscal 1997. The Company has budgeted $0.9 million in environmental capital expenditures and $2.6 million in other environmental expenses for fiscal 1999.

Ohio Environmental Protection Agency

The Company has assessed and addressed certain environmental issues regarding the wastewater treatment plants which had operated at the Marysville facility. The Company decommissioned the old wastewater treatment plants and has connected the facility's wastewater system with the City of Marysville's municipal treatment system. Additionally, the Company has been assessing, under Ohio's new Voluntary Action Program ("VAP"), the possible remediation of several discontinued on-site waste disposal areas dating back to the early operations of its Marysville facility.

In February 1997, the Company learned that the Ohio Environmental Protection Agency ("OEPA") was referring certain matters relating to environmental conditions at the Company's Marysville site, including the existing wastewater treatment plants and the discontinued on-site waste disposal areas, to the Ohio Attorney General's Office ("OAG"). Representatives from the OEPA, the OAG and the Company continue to meet to discuss these issues.

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

In accordance with the Company's past efforts to enter into Ohio's VAP, the Company submitted to the OEPA a "Demonstration of Sufficient Evidence of VAP Eligibility Compliance" on July 8, 1997. Among other issues contained in the VAP submission, was a description of the Company's ongoing efforts to assess potential environmental impacts of the discontinued on-site waste disposal areas as well as potential remediation efforts. Pursuant to the statutes covering VAP, an eligible participant in the program is not subject to State enforcement actions for those environmental matters being addressed. On October 21, 1997, the Company received a letter from the Director of the OEPA denying VAP eligibility based upon the timeliness of and completeness of the submittal. The Company has appealed the Director's action to the Environmental Review Appeals Commission. No hearing date has been set and the appeal remains pending.

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

While the Company is unable to predict the ultimate outcome of this matter, management believes that the probable range of outcome will not be material to the Company. Many of the issues raised by the State are already being investigated and addressed by the Company during the normal course of conducting business.

Lafayette

In July 1990, the Philadelphia District of the U.S. Army Corps of Engineers ("Corps") directed that peat harvesting operations be discontinued at Hyponex's Lafayette, New Jersey facility, based on its contention that peat harvesting and related activities result in the "discharge of dredged or fill material into waters of the United States" and, therefore, require a permit under Section 404 of the Clean Water Act. In May 1992, the United States filed suit in the U.S. District Court for the District of New Jersey seeking a permanent injunction against such harvesting, and civil penalties in an unspecified amount. If the Corps' position is upheld, it is possible that further harvesting of peat from this facility

18
The Scotts Company and Subsidiaries
would be prohibited. The Company is defending this suit and is asserting a right to recover its economic losses resulting from the government's actions. The suit was placed in administrative suspense during fiscal 1996 in order to allow the Company and the government an opportunity to negotiate a settlement, and it remains suspended while the parties develop, exchange and evaluate technical data. In July 1997, the Company's wetlands consultant submitted to the government a draft remediation plan. Comments were received and a revised plan was submitted in early 1998. Further immaterial comments from the government were received in June 1998, and final agreement is expected sometime in 1999. Management does not believe that the outcome of this case will have a material adverse effect on the Company's operations or its financial condition. Furthermore, management believes the Company has sufficient raw material supplies available such that service to customers will not be materially adversely affected by continued closure of this peat harvesting operation.

Hershberger

In September 1991, the Company was identified by the OEPA as a Potentially Responsible Party ("PRP") with respect to a site in Union County, Ohio (the "Hershberger site"), because the Company allegedly arranged for the transportation, treatment or disposal of waste that allegedly contained hazardous substances, at the Hershberger site. Effective February 1998, the Company and four other named PRPs executed an Administrative Order on Consent ("AOC") with the OEPA, by which the named PRPs will fund remedial action at the Hershberger site. After construction of the leachate collection system and reconstruction of the landfill cap, which was substantially completed in August 1998, the Company expects its obligation to consist primarily of its share of annual operating and maintenance expenses. Management does not believe that its obligations under the AOC will have a material adverse effect on the Company's results of operations or financial condition.

YEAR 2000 READINESS

Please see the information contained under the caption "Year 2000 Readiness" in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

ITEM 2.  PROPERTIES

The Company has fee or leasehold interests in approximately 60 facilities.

The Company owns approximately 844 acres of land, with 719 acres at its Marysville, Ohio headquarters. Three research facilities in Apopka, Florida; Cleveland, Texas; and Gervais, Oregon, comprise 125 acres. The Company leases warehouse space throughout the country as needed. Republic leases its 20-acre spreader facility in Carlsbad, California.

With the acquisition of EarthGro, the Company operates 29 growing media facilities located nationwide in 21 states. Twenty-five are owned by the Company and four are leased. Most facilities include production lines, warehouses, offices and field processing areas.

The Company also operates 14 composting facilities nationwide in nine states. Five of these sites are leased and are located in California, Indiana, Oregon and Illinois. Six other composting sites are utilized through agreements with the municipalities of Greensboro, North Carolina; Shreveport, Louisiana; Spokane, Washington; Independent Hill, Virginia; Balls Ford, Virginia and Fairfield, Connecticut. Three other sites are located at bagging facilities in Wisconsin, California and Connecticut. The Company plans to close nine composting sites in the United States that collect and compost yard waste on behalf of municipalities, as their contracts expire. Six facilities will be closed in 1999 and three in 2000.

The Company owns two Sierra manufacturing facilities in Fairfield, California and Heerlen, the Netherlands. It leases two Sierra manufacturing facilities in Milpitas, California and North Charleston, South Carolina. As a result of the acquisition of Miracle Garden Care, the Company owns a manufacturing facility in East Yorkshire (Howden), Great Britain, and a headquarters office for the consumer market, in Suffolk (Godalming). As a result of the acquisition of Levington, the Company owns manufacturing facilities at three sites in the United Kingdom. As a result of the RPJ Acquisition, the Company acquired the Hautmont plant in France, a blending and bagging facility for growing media and fertilizers sold to the consumer market; the Bourth plant, also in France, a facility for formulating, blending and packaging pesticide products for the consumer market; and a sales and research and development facility in Ingelheim, Germany. The Company leases a headquarters office in Lyon, France; and a sales office in A Sol Bergheim, Austria.

                                                                              19
                                             The Scotts Company and Subsidiaries

The Company leases the land upon which Scotts' Miracle-Gro headquarters is located in Port Washington, New York.

The Company leases property for ten lawn care service centers in Georgia, Illinois, Indiana, Maryland, Missouri and Ohio. The Company also leases the land upon which SSI is located in Waterloo, New York.

It is the opinion of the Company's management that its facilities are adequate to serve their intended purposes at this time and that its property leasing arrangements are stable. Please also see the discussion of the Company's production facilities in "ITEM 1. BUSINESS -- Operations Group -- Production Facilities" above.

ITEM 3.  LEGAL PROCEEDINGS

As noted in the discussion of "Environmental and Regulatory Considerations" in "ITEM 1. BUSINESS", the Company is involved in several pending environmental matters. In the opinion of management, its assessment of contingencies is reasonable and related reserves, in the aggregate, are adequate; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters.

The Company is involved in other lawsuits and claims which arise in the normal course of its business. In the opinion of management, these claims individually and in the aggregate are not expected to result in a material adverse effect on the Company's financial position or operations.

20
The Scotts Company and Subsidiaries

ITEM 4.  SUBMISSION OF MATTERS TO A
         VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this Report.

Executive Officers of Registrant

The executive officers of Scotts, their positions and, as of December 10, 1998, their ages and years with Scotts (and its predecessors) are set forth below.

                                                                                                Years with
                                                                                                the Company
                                                                                                 (and its
                  Name                    Age                 Position(s) Held                 Predecessors)
                  ----                    ---                 ----------------                 -------------
Charles M. Berger                         62     Chairman of the Board, President and Chief              2
                                                 Executive Officer
James Hagedorn                            43     President, Scotts North America, and a                 11
                                                 Director
Jean H. Mordo                             53     Executive Vice President and Chief                      1
                                                 Financial Officer, and interim head of
                                                 International Business Group
John Kenlon                               67     President, Consumer Gardens Group, and a               38
                                                 Director
Anthony S. Colatrella                     43     Senior Vice President, Planning and                     1
                                                 Corporate Development
William A. Dittman                        42     Senior Vice President, Consumer Growing                 6
                                                 Media Business Group
Michael P. Kelty, Ph.D.                   48     Senior Vice President, Professional                    19
                                                 Business Group, and interim head of
                                                 Operations Group
G. Robert Lucas                           55     Senior Vice President, General Counsel and              1
                                                 Secretary
Joseph M. Petite                          48     Senior Vice President, Business Process                10
                                                 Development
William R. Radon                          39     Senior Vice President, Information              10 months
                                                 Technology
James L. Rogula                           64     Senior Vice President, Consumer Pesticides              3
                                                 Business Group
L. Robert Stohler                         57     Senior Vice President, Consumer Lawns                   3
                                                 Business Group
Richard Martinez                          43     Vice President, Research and Development               19
Rosemary L. Smith                         51     Vice President, Human Resources                        25

Executive officers serve at the discretion of the Board of Directors and in the case of: Mr. Berger, Mr. Hagedorn, Mr. Mordo, Mr. Kenlon and Mr. Lucas, pursuant to employment agreements.

                                                                              21
                                             The Scotts Company and Subsidiaries

The business experience of each of the persons listed above during the past five years is as follows:

Mr. Berger was elected Chairman of the Board, President and Chief Executive Officer of Scotts in August 1996. Mr. Berger came to Scotts from H. J. Heinz Company, where he served as Chairman, President and Chief Executive Officer of Weight Watchers International, a Heinz affiliate, from 1978 to September 1994. From October 1994 to August 1996, he was Chairman and CEO of Heinz India Pvt. Ltd. (Bombay). During his 32-year career at Heinz, he also held the positions of Managing Director and CEO of Heinz-Italy (Milan), the largest Heinz profit center in Europe; General Manager, Marketing, for all Heinz U.S. grocery products; Marketing Director for Heinz UK (London) and Director of Corporate Planning at Heinz World Headquarters. He is also a former director of Stern's Miracle-Gro Products, Inc. ("Miracle-Gro Products").

Mr. Hagedorn was named President, Scotts North America, in December 1998. He was previously Executive Vice President, U.S. Business Groups, since October 1996. From May 1995 to October 1996, he served as Senior Vice President, Consumer Gardens Group, of Scotts. Mr. Hagedorn has also been Executive Vice President of Scotts' Miracle-Gro since May 1995. He was Executive Vice President of Miracle-Gro Products from 1989 until May 1995. He was previously an officer and an F-16 pilot in the U.S. Air Force.

Mr. Mordo was recently named interim head of the International Business Group, as a result of Mr. Stohler's assumption of duties as head of the Consumer Lawns Business Group. He was named Executive Vice President and Chief Financial Officer of Scotts in January 1997. From 1992 through December 1996, he served as Senior Vice President and Chief Financial Officer of Pratt and Whitney Aircraft, a division of United Technologies Corporation ("UTC").

Mr. Kenlon was named President, Consumer Gardens Group, of Scotts in December 1996. He remains Chief Operating Officer and President of Scotts' Miracle-Gro, positions held since May 1995. Mr. Kenlon was the President of Miracle-Gro Products from 1985 until May 1995. Mr. Kenlon began his association with the Miracle-Gro companies in 1960.

Mr. Colatrella was named Senior Vice President, Planning and Corporate Development, of Scotts in July 1998. Before joining Scotts in February 1997 as Vice President, Planning and Corporate Development, he was Vice President and Chief Financial Officer of the General Electric/Pratt & Whitney Engine Alliance, a joint venture between UTC and GE Aircraft Engines, having served in that role since September 1996. From 1993 to September 1996, he was Director, Business Development, at the Pratt & Whitney Aircraft Engine Division of UTC.

Mr. Dittman was named Senior Vice President, Consumer Growing Media Business Group, of Scotts, in April 1998. From December 1996 to April 1998, he was Senior Vice President of Sales, Marketing and Advertising of the Consumer Gardens Group of Scotts. From 1992 to December 1996, he was Vice President of Sales, Miracle-Gro Products, n/k/a Scotts' Miracle-Gro.

Dr. Kelty was named interim head of the Operations Group in September 1998. He was named Senior Vice President, Professional Business Group, of Scotts in July 1995. Dr. Kelty had been Senior Vice President, Technology and Operations, of Scotts from 1994 to July 1995. From 1988 to 1994, he served first as Director, then as Vice President, of Research and Development of Scotts. Prior to that, Dr. Kelty was the Director of Advanced Technology, Research of Scotts, and from 1983 to 1987, he was Director, Chemical Technology Development, of Scotts and its predecessors.

Mr. Lucas was named Senior Vice President, General Counsel and Secretary of Scotts in May 1997. From 1990 until the time he joined Scotts, Mr. Lucas was a partner with the law firm Vorys, Sater, Seymour and Pease LLP ("VSSP"). From 1993 to the time he joined Scotts, he was the lead outside counsel at VSSP representing the Company. Mr. Lucas is a director of Bob Evans Farms, Inc.

Mr. Petite was named Senior Vice President, Business Process Development, in February 1998. He served as Senior Vice President, Consumer Growing Media Business Group, of Scotts from December 1996 to February 1998. From July 1996 to December 1996, he served as Vice President, Consumer Growing Media Business Group, of Scotts. From November 1995 to July 1996, Mr. Petite served as Vice President, Strategic Planning of Scotts. From 1989 to November 1995, he was Vice President of Marketing, North American Consumer Business Group, of Scotts.

Mr. Radon joined Scotts in February 1998, as Senior Vice President, Information Technology. From September 1995 to the time he joined Scotts, Mr. Radon was

22
The Scotts Company and Subsidiaries

Vice President, Chief Information Officer at Lamson & Sessions, a manufacturer and distributor of plastic pipe, conduit and consumer electrical devices. From 1984 to September 1995, he was a management consultant at Ernst & Young.

Mr. Rogula was named Senior Vice President, Consumer Pesticides Business Group, in October 1998. Prior thereto, he had been Senior Vice President, Consumer Lawns Group, of Scotts since October 1996. He served as Senior Vice President, North American Consumer Business Group, of Scotts from January 1995 to October 1996. From 1990 until the time he joined Scotts, he was President of The American Candy Company, a producer of non-chocolate candies. He is also a former director of Miracle-Gro Products.

Mr. Stohler was named Senior Vice President, Consumer Lawns Business Group, in October 1998. Prior thereto, he had been Senior Vice President, International Business Group, of Scotts since December 1996. From November 1995 to December 1996, he served as Vice President, International Business Group, of Scotts. From January 1994 to October 1995, he was President of Rubbermaid Europe S.A., a marketer of plastic housewares, toys, office supplies and janitorial and food service products. From 1992 to January 1994, he was Vice President and Chief Financial Officer of Synthes (USA), a marketer and manufacturer of implants and surgical instruments for orthopedic health care.

Mr. Martinez was named Vice President, Research and Development, of Scotts in December 1997. From October 1995 to December 1997, he was Director, Operations Strategic Planning, and from January 1994 to October 1995, he was Director, Chemical Technology Development, of Scotts. From 1993 to January 1994, he was Director, Research and Development, of Scotts. Mr. Martinez has been with Scotts since 1979.

Ms. Smith was named Vice President, Human Resources, of Scotts in October 1996. From 1991 to October 1996, she was Director, Human Resources, and from 1986 to 1991, she was Director, Compensation & Benefits, of Scotts. Ms. Smith first joined Scotts in 1973.

                                                                              23
                                             The Scotts Company and Subsidiaries

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER
         MATTERS

The common shares of Scotts trade on the New York Stock Exchange ("NYSE") under the symbol "SMG".

                                Sales Prices
                                -------------
                                High      Low
                                ----      ---
FISCAL 1997
1st quarter...................  $20 1/2   $17 3/4
2nd quarter...................   24 7/8    19 1/2
3rd quarter...................   29 3/4    22 7/8
4th quarter...................   30 9/16   25 5/8
FISCAL 1998
1st quarter...................  $31 1/16  $26 1/4
2nd quarter...................   35 1/2   29 7/16
3rd quarter...................   38        32 1/2
4th quarter...................   41 3/8    26 3/8

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

As of December 2, 1998, Scotts estimates there were approximately 6,500 shareholders including holders of record and Scotts' estimate of beneficial holders.

In a series of private placements during May 1998, Scotts issued put options with respect to 0.3 million common shares providing the right to sell to Scotts one Scotts common share at a fixed price. The puts mature in May 1999 and can only be exercised at maturity. The strike price is $35.32 per share. Scotts received a premium for the issues of $0.5 million.

24
The Scotts Company and Subsidiaries

 ...............................................................................

                                                                              25
                                             The Scotts Company and Subsidiaries

ITEM 6.  SELECTED FINANCIAL
         DATA
FIVE YEAR SUMMARY

For the fiscal year ended September 30, (in millions except per share amounts)    1998(4)      1997     1996(3)    1995(2)
 .........................................................................................................................
OPERATING RESULTS:
    Sales                                                                         $1,113.0    $899.3    $750.4     $731.1
    Gross profit                                                                  $  398.0    $325.7    $238.0     $232.3
    Income from operations (5)                                                    $   94.1    $ 94.8    $ 26.3     $ 60.9
    Income (loss) before extraordinary items and accounting changes               $   37.0    $ 39.5    $ (2.5)    $ 22.4
    Income (loss) applicable to common shareholders                               $   26.5    $ 29.7    $(12.3)    $ 18.8
    Net cash provided by operating activities                                     $   71.0    $121.1    $ 82.3     $  4.4
    Depreciation and amortization                                                 $   37.8    $ 30.4    $ 29.3     $ 25.7
FINANCIAL POSITION:
    Working capital                                                               $  135.3    $146.5    $181.1     $227.0
    Investment in property, plant and equipment                                   $   41.3    $ 28.6    $ 18.2     $ 23.6
    Property, plant and equipment, net                                            $  197.0    $146.1    $139.5     $148.8
    Total assets                                                                  $1,035.2    $787.6    $731.7     $809.0
    Total debt                                                                    $  372.5    $221.3    $225.3     $272.5
    Total shareholders' equity                                                    $  403.9    $389.2    $364.3     $380.8
RATIOS:
    Operating margin                                                                   8.5%     10.5%      3.5%       8.3%
    Current ratio                                                                      1.6       2.1       2.6        2.8
    Total debt to total capitalization                                                48.0%     36.2%     38.2%      41.7%
    Return on average shareholders' equity                                             9.2%     10.5%      (0.7)%      8.2%
PER SHARE DATA:
    Diluted earnings (loss) per common share before extraordinary items and
         accounting changes                                                       $   1.22    $ 1.35    $(0.65)    $ 0.99
    Diluted earnings (loss) per common share                                      $   1.20    $ 1.35    $(0.65)    $ 0.99
    Shareholders' equity                                                          $  12.82    $12.19    $11.44     $11.92
    Price to earnings, end of period                                                  25.5      19.4        nm       22.4
    Stock price at year-end                                                       $  30.63    $26.25    $19.25     $22.13
    Stock price range    High                                                     $  41.38    $30.56    $21.88     $23.88
                           Low                                                    $  26.25    $17.75    $16.13     $14.75
OTHER:
    EBITDA (6)                                                                    $  131.9    $125.2    $ 55.6     $ 86.6
    EBITDA margin                                                                     11.9%     13.9%      7.4%      11.8%
    Interest coverage (EBITDA/interest)                                                4.1       5.0       2.2        3.5
    Average common shares outstanding                                                 18.7      18.6      18.8       18.7
    Common shares used in diluted earnings (loss) per common share calculation        30.3      29.3      18.8       22.6
    Preferred stock dividends                                                     $    9.8    $  9.8    $  9.8     $  3.6

For the fiscal year ended September 30, (in millions except per share amounts)  1994(1)
 .............................................................................
OPERATING RESULTS:
    Sales                                                                       $606.3
    Gross profit                                                                $202.2
    Income from operations (5)                                                  $ 59.3
    Income (loss) before extraordinary items and accounting changes             $ 23.9
    Income (loss) applicable to common shareholders                             $ 22.9
    Net cash provided by operating activities                                   $  9.9
    Depreciation and amortization                                               $ 21.9
FINANCIAL POSITION:
    Working capital                                                             $140.6
    Investment in property, plant and equipment                                 $ 33.4
    Property, plant and equipment, net                                          $140.1
    Total assets                                                                $528.6
    Total debt                                                                  $247.3
    Total shareholders' equity                                                  $168.2
RATIOS:
    Operating margin                                                               9.8%
    Current ratio                                                                  2.3
    Total debt to total capitalization                                            59.5%
    Return on average shareholders' equity                                        14.7%
PER SHARE DATA:
    Diluted earnings (loss) per common share before extraordinary items and
         accounting changes                                                     $ 1.27
    Diluted earnings (loss) per common share                                    $ 1.22
    Shareholders' equity                                                        $ 9.01
    Price to earnings, end of period                                              12.7
    Stock price at year-end                                                     $15.50
    Stock price range    High                                                   $20.13
                           Low                                                  $15.25
OTHER:
    EBITDA (6)                                                                  $ 81.2
    EBITDA margin                                                                 13.4%
    Interest coverage (EBITDA/interest)                                            4.6
    Average common shares outstanding                                             18.7
    Common shares used in diluted earnings (loss) per common share calculation    18.8
    Preferred stock dividends                                                   $   --

---------

NOTE: Prior year presentations have been changed to conform to fiscal 1998 presentation; these changes did not impact net income.

(1) Includes Scotts-Sierra Horticultural Products Company from December 1993.

(2) Includes Scotts' Miracle-Gro Products, Inc. from May 1995.

(3) Includes Miracle Holdings Limited from January 1997.

(4) Includes Levington Group Limited from December 1997 and EarthGro, Inc. from February 1998.

(5) Operating income for fiscal 1998 and 1996 includes $20.4 million and $17.7 million of restructuring charges, respectively.

(6) EBITDA is defined as income from operations, plus depreciation and amortization. The Company believes that EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient to meet cash requirements.

nm Not meaningful

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a leading manufacturer and marketer of consumer branded products for lawn and garden care, professional turf care and professional horticulture businesses in the United States and Europe. The Company's operations are divided into three business segments: North American Consumer, Professional and International. The North American Consumer segment includes the Lawns, Gardens and Growing Media business groups.

As a leading consumer branded lawn and garden company, the Company focuses on its consumer marketing efforts, including advertising and consumer research, to create demand to pull product through the retail distribution channels. During fiscal 1998, the Company spent $104.4 million on advertising and promotional activities, an increase of 17.3% over fiscal 1997 excluding the impact of fiscal 1998 acquisitions. Management believes that the Company receives a significant return on these increased marketing expenditures. For example, sales in the Company's Consumer Lawns business group increased 12.9% from fiscal 1997 to fiscal 1998, which the Company believes resulted primarily from its increased consumer-oriented marketing efforts. The Company expects that it will continue to focus its marketing efforts toward the consumer and to increase consumer marketing expenditures in the future to drive market share and sales growth.

The Company's sales are seasonal in nature and are susceptible to global weather conditions, primarily in North America and Europe. For instance, periods of wet weather can slow fertilizer sales but can create increased demand for pesticides. Periods of dry, hot weather can have the opposite effect on fertilizer and pesticide sales. The Company believes that its recent acquisitions diversify both its product line risk and geographic risk to weather conditions.

On September 30, 1998, the Company entered into a long-term Exclusive Agency and Marketing Agreement (the "Roundup Marketing Agreement") with Monsanto for its consumer Roundup(R) herbicide products. Under the Roundup Marketing Agreement, the Company and Monsanto will jointly develop global consumer and trade marketing programs for Roundup(R) and the Company has assumed responsibility for sales support, merchandising, distribution, logistics and certain administrative functions. In addition, the Company has signed a definitive agreement to purchase from Monsanto the assets of its worldwide consumer lawn and garden businesses, exclusive of the Roundup business (the "Ortho Acquisition"). These transactions with Monsanto will further the Company's strategic objective of significantly enhancing its position in the pesticides segment of the consumer lawn and garden category. These businesses will make up the newly created Consumer Pesticides business group within the North American
Consumer segment.

Management believes that the acquisitions will provide the Company with several strategic benefits including immediate market penetration, geographic expansion, brand leveraging opportunities and the achievement of substantial cost savings. The Company is currently a leader in four segments of the consumer lawn and garden category: lawn fertilizer, garden fertilizer, growing media and grass seeds. The Ortho Acquisition (when completed) and the Roundup Marketing Agreement will provide the Company with an immediate entry into the fifth segment of the consumer lawn and garden category: the U.S. pesticides segment. The addition of the U.S. pesticides product line completes the Company's product portfolio and positions the Company as the only national company with a complete offering of consumer products.

The addition of strong pesticide brands will complete the Company's product portfolio of powerful branded consumer lawn and garden products that should provide the Company with brand leveraging opportunities for revenue growth. For example, the Company's strengthened market position should create category management opportunities to enhance shelf positioning, consumer communication, trade incentives and trade programs. In addition, significant synergies should be realized from the combined businesses, including reductions in general and administrative, sales, distribution, purchasing, research and development and corporate overhead costs. Management expects to redirect a portion of these cost savings into increased consumer marketing spending to support the Ortho(R) brand.

Over the past two years, the Company has made several other acquisitions to strengthen its global market position in the lawn and garden category. In October 1998, the Company purchased RPJ, for an estimated purchase price of $216 million. RPJ is a leading European consumer lawn and garden business. The RPJ Acquisition provides a significant addition to

26
The Scotts Company and Subsidiaries
the Company's existing European platform and strengthens its foothold in the continental European consumer lawn and garden market. Through this acquisition, the Company will establish a strong presence in France, Germany, Austria and the Benelux countries. The RPJ Acquisition may also mitigate, to a certain extent, the Company's susceptibility to weather conditions by expanding the regions in which the Company operates. In February 1998, the Company acquired EarthGro, Inc. ("EarthGro"), a Northeastern U.S. growing media producer. In December 1997, the Company acquired Levington Group Limited ("Levington"), a leading producer of consumer and professional lawn fertilizer and growing media in the United Kingdom. In January 1997, the Company acquired the approximate two-thirds interest in Miracle Holdings Limited ("Miracle Holdings") which the Company did not already own. Miracle Holdings owns Miracle Garden Care Limited ("Miracle Garden"), a manufacturer and distributor of lawn and garden products in the United Kingdom. These acquisitions are consistent with the Company's stated objective of becoming the world's foremost branded lawn and garden company.

The following discussion and analysis of the consolidated results of operations and financial position of the Company should be read in conjunction with the Consolidated Financial Statements of the Company included elsewhere in this report. Dollars are in millions except per share data.

RESULTS OF OPERATIONS

The following table sets forth the components of income and expense as a percentage of sales for the three years ended September 30, 1998:

                                                                 Fiscal Year Ended September 30,
                                                               1998           1997           1996
 ...................................................................................................
Sales                                                          100.0%         100.0%        100.0%
Cost of sales                                                   64.2           63.8           68.3
                                                               ------------------------------------
Gross profit                                                    35.8           36.2           31.7
Advertising and promotion                                        9.4            9.3            9.2
Selling, general and administrative                             15.0           14.5           15.5
Amortization of goodwill and other intangibles                   1.2            1.1            1.2
Restructuring and other charges                                  1.4              -              -
Other expense, net                                               0.4            0.7            2.3
                                                               ------------------------------------
Income from operations                                           8.4           10.5            3.5
Interest expense                                                 2.9            2.8            3.3
                                                               ------------------------------------
Income before income taxes                                       5.5            7.7            0.2
Income taxes                                                     2.2            3.3            0.5
                                                               ------------------------------------
Income (loss) before extraordinary items                         3.3            4.4           (0.3)
Extraordinary loss                                               0.1             --             --
                                                               ------------------------------------
Net income (loss)                                                3.2            4.4           (0.3)
Preferred stock dividends                                        0.9            1.1            1.3
                                                               ------------------------------------
Income (loss) applicable to common shareholders                  2.3%           3.3%          (1.6)%
                                                               ====================================


The following table sets forth sales by business segment for the three years ended September 30, 1998:

                                                                Fiscal Year Ended September 30,
                                                                1998           1997          1996
 ...................................................................................................
North American Consumer:
  Lawns                                                       $  369.1        $309.6        $228.2
  Gardens                                                        133.0         127.0         115.3
  Growing Media                                                  231.6         182.6         180.6
                                                              ------------------------------------
         Total                                                   733.7         619.2         524.1
Professional                                                     179.4         165.5         160.4
International                                                    199.9         114.6          65.9
                                                              ------------------------------------
Consolidated                                                  $1,113.0        $899.3        $750.4

                                                                              27
                                             The Scotts Company and Subsidiaries

FISCAL 1998 COMPARED TO FISCAL 1997

Sales in fiscal 1998 were $1.1 billion, an increase of 23.8% over fiscal 1997 sales of $899.3 million. On a pro forma basis, assuming that the Levington and EarthGro acquisitions had occurred on October 1, 1996, fiscal 1998 sales would have been $1.1 billion, an increase of $100.1 million, or 9.7%, over fiscal 1997 pro forma sales of $1.0 billion. The increase in these pro forma sales was driven primarily by significant increases in sales in the Consumer Lawns business group and the Professional segment as discussed below.

North American Consumer segment sales were $733.7 million in fiscal 1998, an increase of $114.5 million, or 18.5%, over fiscal 1997 sales of $619.2 million. Sales in the Consumer Lawns business group within this segment increased $59.5 million, or 19.2%, from fiscal 1997 to fiscal 1998, reflecting significant volume growth year to year in the Company's Turf Builder(R) line of products driven by continued increases in consumer-oriented marketing efforts such as advertising and packaging improvements. Sales in the Consumer Gardens and Consumer Growing Media business groups increased $6.0 million, or 4.7%, and $49.0 million, or 26.8%, respectively, from fiscal 1997 to fiscal 1998. The increase in the Consumer Growing Media business group was primarily the result of the EarthGro acquisition made earlier in fiscal 1998. The increase in sales for the Consumer Gardens business group was driven primarily by strong volume, particularly in the Osmocote(R) and Miracle-Gro(R) product lines, which the Company believes was due to increased advertising. Increases were also due to the introduction of certain new products. On a pro forma basis, including the EarthGro acquisition, sales in the Consumer Growing Media business group increased 4.4% from fiscal 1997 to fiscal 1998. More importantly, the Company made a strategic decision to emphasize sales of higher margin, value-added products and to deemphasize sales of lower margin landscape products. Selling price changes did not have a material impact in the North American Consumer segment in fiscal 1998.

Professional segment sales were $179.4 million in fiscal 1998, an increase of $13.9 million, or 8.4%, over fiscal 1997 sales of $165.5 million. This increase in sales was primarily reflected in the ProTurf(R) business and resulted from increased volumes as a result of emphasizing more technological support for customers and new product introductions.

International segment sales were $199.9 million in fiscal 1998, an increase of $85.3 million, or 74.4%, over fiscal 1997 sales of $114.6 million. After considering the Levington acquisition, on a pro forma basis, sales in the International segment increased 11.4% from fiscal 1997 to fiscal 1998, primarily in the European professional business.

Gross profit increased to $398.0 million in fiscal 1998, an increase of 22.2% over fiscal 1997 gross profit of $325.7 million. As a percentage of sales, gross profit was 35.7% of sales for fiscal 1998, compared to 36.2% of sales for fiscal 1997. Fiscal 1998 gross profit reflects a charge of $2.9 million, or 0.3% of fiscal 1998 sales, for restructuring and other charges as discussed below. Also impacting fiscal 1998 gross margins were start-up costs associated with the upgrade of certain domestic manufacturing facilities, demolition costs associated with the removal of certain old manufacturing facilities, unplanned outsourcing of certain production and unfavorable inventory adjustments. The aggregate impact of these items, approximately $8.0 million, was offset by favorable raw material pricing of approximately $8.0 million.

Advertising and promotion expenses in fiscal 1998 were $104.4 million, an increase of $20.5 million, or 24.4%, over fiscal 1997 advertising and promotion expenses of $83.9 million. On a pro forma basis, including the Levington and EarthGro acquisitions, advertising and promotion expenses increased 17.3% from fiscal 1997 to fiscal 1998. This increase reflects continued emphasis on building consumer demand through consumer-oriented marketing efforts, and is highlighted by 18.5% and 58.9% increases in advertising and promotion expenses in the Consumer Lawns business group and International segment (excluding the Levington acquisition), respectively. As a percentage of sales, advertising and promotion increased slightly to 9.4%, compared to 9.3% for the prior year.

Selling, general and administrative (SG&A) expenses in fiscal 1998 were $167.2 million, an increase of $36.7 million, or 28.1%, over SG&A expenses in fiscal 1997 of $130.5 million. As a percentage of sales, SG&A was 15.0% for fiscal 1998, compared to 14.5% for fiscal 1997. On a pro forma basis, including the Levington and EarthGro acquisitions, SG&A expenses increased 13.1% from fiscal 1997 to fiscal 1998. The increase in SG&A expenses was due to several factors: the assumption of selling, marketing, research and development and administrative functions related to acquired businesses;

28
The Scotts Company and Subsidiaries
information systems expenses of $1.9 million for Year 2000 compliance and $1.2 million for the enterprise system implementation efforts, as well as an increase in information systems spending to support the new initiatives and additional businesses; and a $2.1 million charge for costs to integrate the acquired Levington business as discussed below.

Amortization of goodwill and other intangibles increased to $12.9 million in fiscal 1998, compared to $10.2 million in fiscal 1997, as a result of the Levington and EarthGro acquisitions during the year.

Restructuring and other charges in fiscal 1998 were $20.4 million, $15.4 million of which is identified separately within operating expenses, $2.9 million of which is included in cost of sales and $2.1 million of which is included in SG&A charges. These charges represent primarily the costs to integrate the Company's U.K. operations, discontinue most of the U.S. composting operations over the next two years and divest an existing pesticides business. Costs to integrate the U.K. businesses include charges for closing duplicate facilities, discontinuing overlapping product lines and providing for severance related to headcount reductions in sales, administrative and manufacturing functions. Costs to discontinue most of the composting facilities include the write-off of certain assets, estimated losses under contractual commitments for which no future revenues will be realized and certain closing costs. Costs to divest the pesticides business reflect the estimated loss on its sale. Included in the $20.4 million restructuring charge are non-cash write-offs of $9.4 million. The balance of $11.0 million represents cash obligations, of which $1.1 million have been paid as of September 30, 1998.

Other expenses for fiscal 1998 were $4.0 million, compared to $6.3 million in fiscal 1997. The decrease was primarily due to a reduction in charges provided for the disposal of certain assets and an increase in royalty income from licensing arrangements for certain of the Company's brand names, partially offset by increased foreign currency losses and legal and environmental provisions.

Income from operations for fiscal 1998 was $94.1 million, compared to $94.8 million for fiscal 1997. On a pro forma basis, including the Levington and EarthGro acquisitions, income from operations for fiscal 1998 was $94.6 million, compared to $102.0 million in fiscal 1997. Excluding the restructuring and other charges of $20.4 million discussed above, income from operations in fiscal 1998 was $114.5 million, or 10.3% of sales, which was just slightly below income from operations as a percentage of sales for fiscal 1997 of 10.5%.

Interest expense for fiscal 1998 was $32.2 million, an increase of 27.8% over fiscal 1997 interest expense of $25.2 million. The increase in interest expense was due to increased borrowings to fund the Levington, EarthGro and Miracle Garden acquisitions, partially offset by lower average debt levels excluding the acquisition borrowings.

Income tax expense was $24.9 million for fiscal 1998, a 17.3% decrease from income tax expense for fiscal 1997. The Company's effective tax rate decreased to 40.3% in fiscal 1998 from 43.2% in fiscal 1997 as a result of favorable tax planning strategies.

In February 1998, the Company secured an interim revolving credit facility to replace its then existing credit facility. Write-off of deferred financing costs associated with the then existing credit facility resulted in an extraordinary loss, net of income taxes, on the early extinguishment of debt of $0.7 million.

The Company reported net income of $36.3 million for fiscal 1998, or $1.20 per common share on a diluted basis, compared to net income of $39.5 million for fiscal 1997, or $1.35 per common share on a diluted basis. Excluding the impact of the restructuring charges and extraordinary loss discussed above, the Company earned net income of $1.62 per share on a diluted basis, a 20% increase over fiscal 1997. This increase reflects the impact of strong sales volumes during fiscal 1998 as discussed above.

FISCAL 1997 COMPARED TO FISCAL 1996

Sales in fiscal 1997 were $899.3 million, an increase of $148.9 million, or 19.8%, over fiscal 1996 sales. On a pro forma basis, assuming the remaining two-thirds interest in Miracle Garden was acquired at the beginning of fiscal 1996, fiscal 1997 sales would have been $910.7 million, an increase of 13.3% over fiscal 1996 pro forma sales of $803.4 million. Further adjusting for the impact on fiscal 1996 sales of the fiscal 1995 Consumer Lawns group's retailer early purchase program, management estimates consolidated sales would have increased 6.4% in fiscal 1997.

North American Consumer segment sales totaled $619.2 million, an increase of $95.1 million, or 18.1%, over fiscal 1996. After adjusting for the estimated impact of the fiscal 1995 early purchase

                                                                              29
                                             The Scotts Company and Subsidiaries
program on the Consumer Lawns group's fiscal 1996 sales, management estimates that fiscal 1997 North American Consumer segment sales increased 7.4%. This reflects strong sales volume gains in the Consumer Gardens (15.5%) and Consumer Lawns (8.2%) operating groups. The Consumer Growing Media group's sales were up slightly as this group emphasized increased profitability, not sales growth, in fiscal 1997.

Professional segment sales increased $5.1 million, or 3.2%, to $165.5 million in fiscal 1997. Beginning late in fiscal 1996, this segment refocused its strategy on growth in its core ProTurf(R) and Horticultural product lines, and significantly curtailed certain initiatives that increased sales in prior years, but had little net income contribution.

International segment sales increased to $114.6 million in fiscal 1997, up $48.7 million, or 73.9%, over fiscal 1996. Reflecting the Company's international growth strategy, sales for this segment were 12.7% of consolidated revenues in fiscal 1997, up from 8.8% in fiscal 1996. Including Miracle Garden on a pro forma basis, International sales increased 6.0% from $118.9 million in fiscal 1996 to $126.0 million in fiscal 1997. The year-to-year pro forma sales comparison for the International segment was negatively impacted by approximately 1% as a result of unfavorable exchange rate movements.

Gross profit increased to 36.2% of sales in fiscal 1997, a 4.5% improvement compared to 31.7% in fiscal 1996. This improvement is attributable to the discontinuance of promotional programs that drove out-of-season sales, the discontinuance of lower margin Professional and Consumer products and manufacturing and distribution efficiencies.

Advertising and promotion expenses increased by $14.7 million, or 21.2%, to $83.9 million. As a percentage-of-sales, advertising and promotion expenses increased to 9.3% from 9.2%. Reflecting the "pull" marketing strategy of the Lawns and Gardens groups of the North American Consumer segment, U.S. consumer media advertising increased $5.6 million, or 22.5%, in fiscal 1997. The inclusion of Miracle Garden ($6.4 million) in fiscal 1997, as well as higher trade allowances and cooperative advertising, also contributed to the overall advertising and promotional expense increase in 1997. The Company believes retailer promotions and cooperative advertising are an integral part of the consumer lawn and garden care business, but to a lesser extent than practiced in prior years.

SG&A expenses increased $13.9 million or 11.9% to $130.5 million. As a percentage-of-sales, SG&A expenses decreased from 15.5% to 14.5%. The overall increase in this expense category reflects the inclusion of Miracle Garden ($8.0 million), higher selling and general management incentives and profit sharing expenses, increased emphasis on in-store merchandisers and higher spending on certain support functions.

Amortization of goodwill and other intangibles increased as a result of the inclusion of Miracle Garden.

Other expense (income), net for fiscal 1997 included approximately $6.0 million in charges related to the disposal of and valuation charges related to certain assets. These charges were partially offset by higher Scotts(R) brand name licensing royalties. During fiscal 1996, the Company recorded $4.9 million in severance costs related to workforce reductions and $12.8 million in write-downs and write-offs for various under-utilized or idle assets, including several plant closings.

Primarily as a result of higher sales volumes, improved manufacturing and distribution efficiencies and other cost improvements, income from operations increased by $68.5 million, or 360.5%, to $96.3 million. Income from operations increased to 10.5% from 3.5% as a percentage of sales. Excluding asset valuation charges in both years and severance expense in fiscal 1996, income from operations was 11.4% in fiscal 1997 compared to 6.1% in fiscal 1996.

Interest expense increased $0.2 million, or 0.8%, in fiscal 1997. Excluding Miracle Garden related borrowings, interest expense decreased by approximately $3.8 million, or 14.3%, primarily due to a $69.2 million reduction in average borrowings for the year. Miracle Garden related interest expense was approximately $4.0 million, reflecting both acquisition debt and seasonal working capital requirements, from the January 3, 1997 effective date of the acquisition transaction.

The Company's effective tax rate was 43.2% in fiscal 1997 compared to 302.3% in fiscal 1996. The high effective tax rate in fiscal 1996 was attributable to the low level of reported pre-tax income and non-tax deductible amortization of goodwill and certain intangibles. Additional information on the effective income tax rate is described in Note 11 to the Company's Consolidated Financial Statements.

During fiscal 1997, the Company reported net income of $39.5 million, or $1.35 per common share, compared with a net loss of $2.5 million, or $0.65 per

30
The Scotts Company and Subsidiaries
common share, in fiscal 1996. The return to profitability in 1997 was attributable to a variety of factors, including: the refocused, "pull" directed marketing strategy of the Consumer Lawns group compared to the retailer early purchase program that severely discounted this group's leading branded products; sales volume increases in the Consumer Gardens group; Consumer Growing Media group and Professional segment strategies that focused on profitable growth and eliminated sales of marginal products and to unprofitable distribution channels; improved weather conditions in fiscal 1997 in most key markets; improved manufacturing and distribution efficiencies, and other cost improvements; and lower interest expense before the impact of Miracle Garden related borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $71.0 million, $121.1 million and $82.3 million in fiscal 1998, 1997 and 1996, respectively. The decrease in cash provided from operations for fiscal 1998 compared to fiscal 1997 was primarily due to increased working capital levels in fiscal 1998 to support increased sales revenues. The fiscal 1997 improvement compared to fiscal 1996 was driven by higher earnings and improved working capital management. The seasonal nature of the Company's sales results in a significant increase in working capital (primarily accounts receivable and inventory) during the first half of the fiscal year, with the third quarter being a significant cash collection period.

Cash used in investing activities was $192.1 million, $72.5 million and $17.4 million in fiscal 1998, 1997 and 1996, respectively. The increase in cash used in investing activities in fiscal 1998 was due to the cost of businesses acquired during the year (or to be acquired in fiscal 1999) and an increase in capital expenditures of $14.8 million primarily due to costs incurred to upgrade certain manufacturing facilities to more technologically advanced production capabilities. The fiscal 1997 increase was partially attributable to the acquisition of the remaining two-thirds interest in Miracle Garden for approximately $47.0 million effective January 3, 1997. The largest capital project during fiscal 1997 was an approximate $9.0 million expansion of the Company's Marysville distribution facility, estimated to generate annual distribution expense savings of at least $1.5 million beginning in fiscal 1998. The Company's new credit facilities (as described below) restrict annual capital investments to $70.0 million.

Financing activities generated cash of $118.4 million in fiscal 1998 and used cash of $46.2 million and $61.1 million in fiscal 1997 and 1996, respectively. Cash generated in fiscal 1998 was generally provided by the Company's credit facilities in order to provide funds for the acquisitions during the year. The lower level of debt repayment in fiscal 1997 reflects the usage of higher operating cash flows to support the additional investment in Miracle Garden and higher net capital investments.

Total debt as of September 30, 1998 was $372.5 million, an increase of $151.2 million from a year earlier. The increase in debt year to year was primarily due to borrowings to fund the Levington and EarthGro acquisitions.

Shareholders' equity as of September 30, 1998 was $403.9 million, a $14.7 million increase compared to September 30, 1997. This increase was primarily attributable to net income of $36.3 million, offset by Convertible Preferred Stock dividends of $9.8 million and net treasury stock purchases of $14.0 million.

The primary sources of liquidity for the Company are funds generated by operations and borrowings under the Company's credit facilities. The Company entered into a credit agreement in February 1998 which provided for an available line of credit of $550 million, an increase of $125 million from the previous facility, and allowed up to the equivalent of $200 million of the available credit to be borrowed in British Pounds Sterling and $50 million of the available credit to be borrowed in other foreign currencies.

On December 4, 1998, the Company and certain of its subsidiaries entered into new credit facilities which provide for borrowings in the aggregate principal amount of $1.025 billion and consist of term loan facilities in the aggregate amount of $525 million and a revolving credit facility in the amount of $500 million.

The term loan facilities consist of three tranches. The Tranche A Term Loan Facility consists of a 6 1/2 year term loan facility in an aggregate principal amount of $265 million, which is divided into three sub-tranches of French Francs, German Deutschemarks and British Pounds Sterling. The Tranche A Term Loans are to be repaid quarterly over a 6 1/2 year period. The Tranche B Term Loan Facility consists of a 7 1/2 year term loan facility in an aggregate principal amount of $140 million, which is to be repaid in nominal quarterly installments for the first 6 1/2 years and in substantial quarterly installments in the final year. The Tranche C

                                                                              31
                                             The Scotts Company and Subsidiaries

Term Loan Facility consists of a 8 1/2 year term loan facility in an aggregate principal amount of $120 million, which is to be repaid in nominal quarterly installments for the first 7 1/2 years and in substantial quarterly installments in the final year.

The revolving credit facility consists of loans up to $500 million, which are available on a revolving basis for a term of 6 1/2 years. A portion of the revolving credit facility not to exceed $100 million is available for the issuance of letters of credit. Additionally, a portion of the facility, not to exceed $30 million, is available for swing line loans on same-day notice. A portion of the facility, not to exceed $225 million, is available for borrowings in optional currencies, including German Deutschemarks, British Pounds Sterling, French Francs, Belgian Francs, Italian Lira and other specified currencies, provided that the outstanding revolving loans in optional currencies other than British Pounds Sterling do not exceed $120 million. The outstanding principal amount of all revolving credit loans may not exceed $150 million for at least 30 consecutive days during any calendar year.

The Company funded the RPJ Acquisition with borrowings under the new credit facilities. The Company expects to fund the Ortho Acquisition with proceeds from an anticipated private debt offering to qualified institutional buyers and certain borrowings under the new credit facilities.

Management estimates that capital expenditures will approximate $60 million in fiscal 1999, $50 million to $60 million for each of the following three years and approximately $40 million per year thereafter for the foreseeable future. Included in these estimates are amounts to be spent on the Company's information systems initiative in fiscal 1999 and fiscal 2000.

Subject to certain contingencies, including the successful completion of the Ortho Acquisition, the Board of Directors of the Company has authorized the repurchase of up to $100 million of the Company's common shares on the open market or in privately negotiated transactions on or prior to September 30, 2001. As of September 30, 1998, approximately 250,000 common shares (or $8.4 million) had been repurchased under the Company's previously announced stock repurchase program, all of which will be applied to the new repurchase program limit. The timing and amount of any purchases under the new repurchase program will be at the Company's discretion and will depend upon market conditions and the Company's operating performance and liquidity. Any repurchase will also be subject to the covenants contained in the Company's new credit facilities as well as its other debt instruments. The repurchased shares will be held in treasury and will thereafter be used for the exercise of employee stock options and for other valid corporate purposes. The Company anticipates that any repurchases would be made pro rata from the former shareholders of Stern's Miracle-Gro Products, Inc. (the "Miracle-Gro Shareholders") upon terms no less favorable to the Company than those obtainable in the public market. The agreement governing the merger transactions with the Miracle-Gro Shareholders requires that they reduce their percentage ownership in the Company to no more than 44% on a fully diluted basis to the extent that repurchases by the Company would cause such ownership to exceed 44%.

Gains and losses on foreign currency transaction hedges are recognized in income and offset the foreign exchange gains and losses on the underlying transactions. Gains and losses on foreign currency firm commitment hedges are deferred and included in the basis of the transactions underlying the commitments. At September 30, 1998, there were no outstanding foreign currency transaction hedges or firm commitment hedges.

In the opinion of the Company's management, cash flows from operations and capital resources will be sufficient to meet debt service and working capital needs during fiscal 1999 and thereafter for the foreseeable future. However, the Company cannot ensure that its business groups will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all, or that future borrowings will be available under the new credit facilities in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond the Company's control. The Company cannot ensure that it will be able to refinance any indebtedness, including the new credit facilities, on commercially reasonable terms, or at all.

ENVIRONMENTAL MATTERS

The Company is subject to local, state, federal and foreign environmental protection laws and regulations with respect to its business operations and believes it is operating in substantial compliance with, or taking action aimed at ensuring compliance with, such laws and regulations. The Company is involved in several

32
The Scotts Company and Subsidiaries
environmental related legal actions with various governmental agencies. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on the Company's financial position; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by the resolution of these matters. Additional information on environmental matters affecting the Company is provided in Note 15 to the Company's Consolidated Financial Statements and in this Annual Report on Form 10-K under "ITEM 1. BUSINESS--Environmental and Regulatory Considerations" and "ITEM 3. LEGAL PROCEEDINGS."

YEAR 2000 READINESS

General

The Company may be impacted by the inability of its computer software applications and other business systems (e.g., embedded microchips) to properly identify the Year 2000 due to a commonly used programming convention of using only two digits to identify a year. Unless modified or replaced, these systems could fail or create erroneous results when referencing the Year 2000.

Management is assessing the extent and impact of this issue and is implementing a readiness program to mitigate the possibility of business interruption or other risks. The objective of the program is to have all significant business systems Year 2000 compliant by mid-1999.

The Company has established a Year 2000 Program Office to oversee the readiness program. The Program Office functions include regular communication with Year 2000 project managers and site visits to the Company's various businesses to monitor remediation efforts and verify progress toward stated compliance goals. The Program Office reports to senior management, who in turn reports regularly to the Board of Directors regarding the Company's progress toward Year 2000 readiness.

Information Technology (IT) Systems

Currently, the mainframe computer operations at the Company's Marysville, Ohio headquarters support all U. S. business groups with the exception of the Scotts' Miracle-Gro administrative headquarters in New York and the Republic Tool (spreaders) manufacturing operation in California. The Company's foreign operations generally do not electronically interface with the U.S. headquarters.

The headquarters mainframe operations consist primarily of internally developed systems which are being remediated, while other domestic and international operations utilize commercial packaged software which, if not Year 2000 compliant, is being upgraded or replaced. Remediation of headquarters applications, which is the Company's most complex and costly effort, is being managed and executed by a project team including 15 external consultants working full-time in conjunction with seven Company associates. The Company maintains overall project management control while a project manager for the consultants is responsible for daily administration of the project.

Personal computers are being made Year 2000 compliant by systematic upgrade through lease renewals. Many other hardware/software upgrades are being executed under ongoing maintenance and support agreements with vendors. Testing of upgrades will be performed internally.

In support of the Company's long-range strategic plans, an enterprise-wide application systems (ERP) project is under way to link all business groups. This enterprise-wide system will be implemented in stages starting in 1999 and is expected to be completed in 2000. The primary software provider for the enterprise-wide system has represented that its software is Year 2000 compliant, which will be verified as part of testing prior to implementation.

The Company's Year 2000 compliance efforts are being concentrated on the currently existing systems to ensure there is adequate information systems support until implementation of the enterprise-wide system is completed.

Non-IT Systems

Non-IT systems, comprised mainly of equipment and machinery operating and control systems, telecommunication systems, building air management systems, security and fire control systems, electrical and natural gas systems, are being assessed by each business group with advice from suppliers of these systems/services. Upgrades or replacements are being made as necessary.

                                                                              33
                                             The Scotts Company and Subsidiaries

Third Party Suppliers

The Company relies on third party suppliers for finished goods, raw materials, water, other utilities, transportation and a variety of other key services. Interruption of supplier operation due to Year 2000 issues could affect Company operations. The Company is evaluating the status of suppliers' efforts through confirmation and follow-up procedures to determine contingency planning where necessary.

Recent Acquisitions

The Company has recently completed the RPJ Acquisition and has entered into an agreement with Monsanto under which it agreed to become the exclusive consumer marketing agent for Monsanto's Roundup(R) herbicide products. Due diligence reviews of the Year 2000 readiness status for each of these businesses have been completed. The RPJ Acquisition has both IT and non-IT Year 2000 considerations. The Roundup Marketing Agreement does not involve the acquisition of assets; however, additional efforts are necessary to confirm Year 2000 readiness by the Company's business partners. Representations have been provided in the definitive agreement signed in conjunction with the Ortho Acquisition that the Ortho business is Year 2000 compliant in all material respects. The Company is in the process of compiling Year 2000 reporting from these operations and will include site visits as part of the verification efforts. Due to the timing of these transactions, the Company's current estimates of costs and completion dates do not include these businesses.

State of Readiness

Each business group has substantially completed an internal inventory which is designed to identify IT and non-IT systems that are susceptible to system failure or processing errors as a result of Year 2000 issues.

The headquarters mainframe remediation project is more than half complete and is scheduled for completion (including testing) in mid-1999. Plans are in place for the upgrade or replacement and testing of IT systems at other U. S. operations by mid-1999. Non-IT efforts are being performed concurrently and replacement and testing is expected to be completed by mid-1999. Site visits are being planned by the Program Office to verify progress against plans.

Year 2000 readiness plans are being executed within the International segment. Upgrades of packaged software for the primary systems will be completed by early 1999. Completion of all IT and non-IT upgrades and testing is scheduled for mid-1999. Site visits are being planned by the Program Office to verify progress against plans.

A confirmation process with respect to third party suppliers is in progress. Plans are being formulated for site visits and other testing with critical suppliers to determine if alternative sources are needed.

Due diligence efforts to date for pending acquisitions have revealed that plans exist by the seller to timely address material Year 2000 issues.

Costs

The Company has been tracking incremental Year 2000 costs which excludes the costs of internally dedicated resources. The current estimate of incremental costs for the Year 2000 efforts (excluding those related to the RPJ Acquisition, the Roundup Marketing Agreement, other pending acquisitions and the ERP project) is approximately $5.2 million. Of this amount, $1.9 million has been incurred to date. These costs, with the exception of relatively small capital expenditures, are being expensed as incurred and are being funded through operating cash flows. A summary of the cost components follows ($ in millions):

                                       Fiscal          Fiscal
             LOCATION                   1998            1999        TOTAL
 .
                                      (actual)       (estimate)
Headquarters mainframe                  $1.5            $1.5         $3.0
Other U. S. operations and
 Program Office                          0.1             1.1          1.2
International operations                 0.3             0.7          1.0
                                                  ------------------------
   Total                                $1.9            $3.3         $5.2
                                                  ------------------------
                                                  ------------------------

                                          ..........................

The above costs do not include costs of Year 2000 efforts for acquisitions not deemed material. The costs of the headquarters mainframe work represents 15% and 20% of 1998 actual and 1999 budgeted IT expenditures excluding ERP, respectively. The Company believes that Year 2000 costs have not had and will not have a material impact on the Company's results of operations, financial condition or cash flows.

Risks

The principal business risks to the Company relating to completion of Year 2000 efforts are:

  - Reliance on key business partners to not have disruption in the ability to provide goods and services as a result of Year 2000 issues.

  - The ability to recruit and/or retain key staff for the Year 2000 effort.

34
The Scotts Company and Subsidiaries

  - Unforeseen issues arising in connection with recent and future acquisitions/business partnerships.

  - The ability to continue to focus on Year 2000 issues by internal and external resources.

Because the Company's Year 2000 readiness is dependent upon key business partners also being Year 2000 ready, there can be no guarantee that the Company's efforts will prevent a material adverse impact on its results of operations, financial condition and cash flows. The possible consequences to the Company of its key business partners' inability to provide goods and services as a result of Year 2000 issues include temporary plant closings; delays in delivery of finished products; delays in receipt of key ingredients, containers and packaging supplies; invoice and collection errors; and inventory and supply obsolescence. The Company believes that its readiness efforts, which include confirmation, site visits and other testing with critical suppliers to determine if contingency planning is needed, should reduce the likelihood of such disruptions.

Contingency Plans

A formal contingency plan has not yet been developed. The Company will continue to assess where alternative courses of action are needed as the IT and non-IT readiness plans are executed. The drive for formal contingency planning will be in the second quarter of 1999, once a significant amount of the business groups' readiness plans have been completed.

Ongoing Process

The Company's readiness program is an ongoing process and the estimates of costs and completion dates for various components of the program described above are subject to change.

ENTERPRISE RESOURCE PLANNING ("ERP")

In July 1998, the Company announced a project designed to bring its information system resources in line with the Company's current strategic objectives. The project will include the redesign of certain key business processes in connection with the installation of new software on a world-wide basis over the course of the next two fiscal years. The Company estimates that the project will cost $50.0 million, approximately 75% of which will be capitalized over a period of four to eight years. SAP has been selected as the primary software provider for this project.

EURO

Beginning in January 1999, a new currency called the "euro" is scheduled to be introduced in certain Economic and Monetary Union ("EMU") countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effects the euro currency will have on the marketplace. Additionally, the European Commission has not yet defined and formalized all of the final rules and regulations. The Company is still assessing the impact the EMU formation and euro implementation will have on its internal systems and the sale of its products. The Company expects to take appropriate actions based on the results of such assessment. The Company has not yet determined the cost related to addressing this issue and there can be no assurance that this issue and its related costs will not have a materially adverse effect on the Company's business, operating results and financial condition.

MANAGEMENT'S OUTLOOK

Fiscal 1998 was a very strong year for the Company as it reported record sales of $1.1 billion and achieved market share growth in every one of its major U. S. categories. The year's performance reflected the successful continuation of its primary growth drivers: to emphasize consumer-oriented marketing efforts to pull demand through its distribution channels, and to make strategic acquisitions to increase market share in global markets and within segments of the lawn and garden category. Restructuring charges taken in fiscal 1998 reflect the costs to integrate recent acquisitions and to exit businesses that are not strategically aligned with the Company's core businesses. Going forward, these actions should allow the Company to fully realize the operational synergies created by the acquisitions and to focus resources in businesses that provide opportunities for growth.

Looking forward, the Company maintains the following broad tenets to its strategic plan:

  (1) Promote and capitalize on the strengths of the Scotts(R), Miracle-Gro(R) and Hyponex(R) industry-leading brands, as well as those brands acquired and to be acquired in conjunction with the RPJ Acquisition and Ortho Acquisition, respectively. This involves a commitment to investors and retail partners that the Company will support these brands through advertising and promotion unequaled in the lawn and garden consumables market. In the Professional categories, it signifies a commitment to customers to provide

                                                                              35
                                             The Scotts Company and Subsidiaries
      value as an integral element in their long-term success;

  (2) Commit to continuously study and improve knowledge of the market, the consumer and the competition;

  (3) Simplify product lines and business processes, to focus on those that deliver value, evaluate marginal ones and eliminate those that lack future prospects; and

  (4) Achieve world leadership in operations, leveraging technology and know-how to deliver outstanding customer service and quality.

Within the Company's four-year strategic plan, management has established challenging, but realistic, financial goals, including:

  (1) Sales growth of 6% to 8% in core businesses;

  (2) An aggregate operating margin improvement of at least 2% over the next four years; and

  (3) Minimum compounded annual EPS growth of 15%.

FORWARD-LOOKING STATEMENTS

The Company has made and will make certain forward-looking statements in its Annual Report, Form 10-K and in other contexts relating to future growth and profitability targets and strategies designed to increase total shareholder value. The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statements. The Company desires to take advantage of the "safe harbor" provisions of the Act.

These forward-looking statements represent challenging goals for the Company, and the achievement thereof is subject to a variety of risks and assumptions and numerous factors beyond the Company's control. These forward-looking statements include, but are not limited to, information regarding the future economic performance and financial condition of the Company, the plans and objectives of the Company's management and the Company's assumptions regarding such performance and plans. Therefore, it is possible that the Company's future actual financial results may differ materially from those expressed in these forward-looking statements due to a variety of factors, including, but not limited to, the following:

  - Effect of Weather Conditions -- Adverse weather conditions could adversely impact financial results. Weather conditions in North America and Europe have a significant impact on the timing of sales in the Spring selling season and overall annual sales. Periods of wet weather can slow fertilizer sales, while periods of dry, hot weather can decrease pesticide sales. In particular, an abnormally cold Spring throughout the United States could adversely affect the Company's financial results;

  - Effect of Seasonality -- Historical seasonality could impair the Company's ability to make interest payments on indebtedness. Because the Company's products are used primarily in the Spring and Summer, the business is highly seasonal. For the past two fiscal years, approximately 72% of sales have occurred in the second and third fiscal quarters combined. Working capital needs, and correspondingly borrowings, peak at the end of the first fiscal quarter during which the Company generates fewer revenues while incurring expenditures in preparation for the Spring selling season. If the Company is unable to draw on the new credit facilities when an interest payment is due on the other indebtedness, this seasonality could adversely affect the Company's ability to make interest payments as required by other indebtedness. Adverse weather conditions could heighten this risk;

  - Continued marketplace acceptance of the Company's North American Consumer groups' "pull" advertising marketing strategies -- Acceptance is particularly important in the Consumer Lawns group which refocused its general marketing strategy beginning in fiscal 1996;

  - The ability to maintain profit margins on its products, to produce its products on a timely basis and to maintain and develop additional production capacity as necessary to meet demand;

  - Competition among lawn and garden care product producers supplying the consumer and professional markets, both in North America and Europe;

  - Competition between and the recent consolidation within the retail outlets selling lawn and garden care products produced by the Company;

36
The Scotts Company and Subsidiaries

  - Public perceptions regarding the safety of the products produced and marketed by the Company;

  - Risks Associated with International Operations -- The Company's significant international operations make it more susceptible to fluctuations in currency exchange rates and to the costs of international regulation. The Company currently operates manufacturing, sales and service facilities outside of North America and particularly in the United Kingdom, Germany and France. International operations have increased with the acquisitions of Levington, Miracle Garden and RPJ and will increase further through the Roundup Marketing Agreement and the Ortho Acquisition. In fiscal 1998, international sales accounted for approximately 18% of total sales. Therefore, the Company is subject to risks associated with operations in foreign countries, including fluctuations in currency exchange rates, the imposition of limitations on conversion of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries. Many foreign countries have tended to suffer from inflation more than the United States. In addition, by operating in a large number of countries, the Company incurs additional costs of compliance with local regulations. The Company has attempted to hedge some currency exchange rate risks, including by borrowing in local currencies, but such hedges do not eliminate the risk completely. The costs related to international operations could adversely affect operations and financial results in the future;

  - Effect of New European Currency -- The implementation of the euro currency in certain European countries in 2002 could adversely impact the Company. Beginning in January 1999, a new currency called the "euro" is scheduled to be introduced in certain Economic and Monetary Union ("EMU") countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effects the euro currency will have on the marketplace. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. The Company is still assessing the impact the EMU formation and euro implementation will have on internal systems and the sale of its products. The Company expects to take appropriate actions based on the results of such assessment. However, the Company has not yet determined the cost related to addressing this issue and there can be no assurance that this issue and its related costs will not have a materially adverse effect on the Company's business, operating results and financial condition;

  - Changes in economic conditions in the United States and the impact of changes in interest rates;

  - Addressing Year 2000 Issues -- The failure of the Company, or the failure of third party suppliers or retailer customers, to address information technology issues related to the Year 2000 could adversely affect operations. Like other business entities, the Company must address the ability of its computer software applications and other business systems (e.g., embedded microchips) to properly identify the Year 2000 due to a commonly used programming convention of using only two digits to identify a year. Unless modified or replaced, these systems could fail or create erroneous results when referencing the Year 2000. While the Company is assessing the relevant issues related to the Year 2000 problem and has implemented a readiness program to mitigate the possibility of business interruption or other risks, the Company cannot be sure that it will have adequately addressed the issue, particularly with respect to recent and pending acquisitions. Moreover, the Company relies on third party suppliers for finished goods, raw materials, water, other utilities, transportation and a variety of other key services. If one or more of these suppliers fail to address the Year 2000 problem adequately, such suppliers' operations could be interrupted. Such interruption, in turn, could adversely affect the Company's operations. In addition, the failure of retailer customers adequately to address the Year 2000 problem could adversely affect financial results;

  - The ability to improve processes and business practices to keep pace with the economic, competitive and technological environment, including successful completion of the ERP project;

  - Environmental Regulation -- Compliance with environmental and other public health regulations could result in the expenditure of significant capital resources. Local, state, federal and foreign laws and regulations relating to environmental matters affect the Company in several ways. All products containing pesticides must be registered with the U.S. Environmental Protection Agency (and in many cases, similar state and/or foreign agencies) before they can be sold. The inability to obtain or the cancellation of any such registration could have an

                                                                              37
                                             The Scotts Company and Subsidiaries
    adverse effect on the Company. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether competitors were similarly affected. The Company attempts to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals, but may not always be able to avoid or minimize these risks. Regulations regarding the use of certain pesticide and fertilizer products may include requirements that only certified or professional users apply the product or that certain products be used only on certain types of locations (such as "not for use on sod farms or golf courses"), may require users to post notices on properties to which products have been or will be applied, may require notification of individuals in the vicinity that products will be applied in the future or may ban the use of certain ingredients. In addition, with the RPJ Acquisition and assuming the Ortho Acquisition is consummated, the Company has acquired or will acquire many new pesticide product lines that are subject to additional regulations. Even if the Company is able to comply with all such regulations and obtain all necessary registrations, the Company cannot assure that its products, particularly pesticide products, will not cause injury to the environment or to people under all circumstances. The costs of compliance, remediation or products liability have adversely affected operating results in the past and could materially affect future quarterly or annual operating results;

  - Control by Significant Shareholders -- The interests of the Miracle-Gro Shareholders could conflict with those of the other shareholders or noteholders. The Miracle-Gro Shareholders (through the Hagedorn Partnership, L.P.) beneficially own approximately 42% of the outstanding common shares of the Company on a fully diluted basis. While the agreement governing the merger transactions with the Miracle-Gro Shareholders places certain voting restrictions on the Miracle-Gro Shareholders through May 19, 2000, the Miracle-Gro Shareholders have the right to designate three members of the Company's Board of Directors and have the ability to veto significant corporate actions by the Company. In addition, after May 19, 2000, the Miracle-Gro Shareholders will be able to vote their shares without restriction and will be able to significantly control the election of directors and the approval of other actions requiring the approval of the Company's shareholders. The interests of the Miracle-Gro Shareholders could conflict with those of the Company's other shareholders;

  - Substantial Leverage -- The Company has substantial indebtedness which could adversely affect the financial health of the Company and prevent the Company from fulfilling its obligations under certain indebtedness. Substantial indebtedness could have important consequences to shareholders. For example, it could:

     - make it more difficult to satisfy obligations with respect to such indebtedness;

     - increase vulnerability to general adverse economic and industry conditions;

     - limit the ability to fund future working capital, capital expenditures, research and development costs and other general corporate requirements;

     - require the Company to dedicate a substantial portion of cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate requirements;

     - limit flexibility in planning for, or reacting to, changes in the Company's business and the industry in which it operates;

     - place the Company at a competitive disadvantage compared to competitors that have less debt; and

     - limit, along with the financial and other restrictive covenants in the Company's indebtedness, among other things, the ability to borrow additional funds. And, failing to comply with those covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on the Company;

  - Ability to Service Debt -- To service indebtedness, the Company will require a significant amount of cash. The Company's ability to generate cash depends on many factors beyond its control. The ability to make payments on and to refinance indebtedness and to fund planned capital expenditures and research and development efforts will depend on the ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control. Based on the current level

38
The Scotts Company and Subsidiaries
    of operations and anticipated cost savings and operating improvements, the Company believes its cash flow from operations, available cash and available borrowings under the new credit facility will be adequate to meet its future liquidity needs for at least the next few years. The Company cannot assure, however, that its business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all or that future borrowings will be available under the new credit facility in amounts sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. The Company may need to refinance all or a portion of its indebtedness, on or before maturity. The Company cannot ensure that it will be able to refinance any of its indebtedness, on commercially reasonable terms or at all;

  - Integration Issues -- Inability to integrate the acquisitions made could prevent the Company from maximizing synergies and could adversely affect financial results. The Company has made several substantial acquisitions in the past four years. The Ortho Acquisition will represent the largest. The success of any completed acquisition depends, and the success of the Ortho Acquisition will depend, on the ability to integrate effectively the acquired business. The Company believes that the RPJ Acquisition provides and the Ortho Acquisition will provide significant cost saving opportunities. However, if the Company is not able to successfully integrate Ortho, RPJ or other acquired businesses, the Company will not be able to maximize such cost saving opportunities. Rather, the failure to integrate such acquired businesses, because of difficulties in the assimilation of operations and products, the diversion of management's attention from other business concerns, the loss of key employees or other factors, could materially adversely affect financial results;

  - Customer Concentration -- Because of the concentration of sales to a small number of retail customers, the loss of one or more of the Company's top 10 customers could adversely affect financial results. The Company's top 10 customers together accounted for approximately 50% of 1998 fiscal year sales and 27% of outstanding accounts receivable as of September 30, 1998. The top two customers, The Home Depot and Wal*Mart, represented approximately 17% and 10%, respectively, of 1998 fiscal year sales and approximately 12% and 2%, respectively, of outstanding accounts receivable at September 30, 1998. The loss of, or reduction in orders from, The Home Depot, Wal*Mart or any other significant customer could have a material adverse effect on the Company and its financial results, as could customer disputes regarding shipments, fees, merchandise condition or related matters with, or the inability to collect accounts receivable from, any of such customers;

  - Termination of Roundup Marketing Agreement -- Monsanto has the right to terminate the Roundup Marketing Agreement, either as a whole or within a particular region, for certain events of default. If Monsanto terminates the Roundup Marketing Agreement without having to pay a termination fee, the Company would lose a substantial source of future earnings;

  - Post-Patent Sales of Roundup(R) in the United States -- Glyphosate, the active ingredient in Roundup(R), is subject to a patent in the United States that expires in September 2000. The Company cannot predict the success of Roundup(R) after glyphosate ceases to be patented. Substantial new competition in the United States could adversely affect the Company. Glyphosate is no longer subject to patent in the European Union and is not subject to patent in Canada. While sales of Roundup(R) in such countries have continued to increase despite the lack of patent protection, sales in the United States may decline as a result of increased competition after the U.S. patent expires.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE
          DISCLOSURES ABOUT MARKET RISE

As part of its ongoing business, the Company is exposed to certain market risks, including fluctuations in interest rates, foreign currency exchange rates, commodity prices and its common share price. The Company uses derivative financial and other instruments, where appropriate, to manage these risks. The Company does not enter into transactions designed to mitigate its market risks for trading or speculative purposes.

INTEREST RATE RISK

The Company has various debt instruments outstanding at September 30, 1998 and anticipates issuing new debt instruments in fiscal 1999 as well. Accordingly, the Company is impacted by changes in interest rates. As a means of managing its interest rate risk on existing debt instruments, the Company has entered

                                                                              39
                                             The Scotts Company and Subsidiaries
into an interest rate swap agreement to effectively convert certain variable rate debt obligations denominated in British Pounds Sterling to a fixed rate. The exchange rate used to convert British Pounds Sterling to U.S. dollars at September 30, 1998 was $1.6989:1 LBP. In order to manage its interest rate risk on an anticipated fixed-rate debt issuance, the Company has entered into two interest rate locks.

The following table summarizes information about the Company's derivative financial instruments and debt instruments that are sensitive to changes in interest rates as of September 30, 1998. For debt instruments, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps and locks, the table presents expected cash flows based on notional amounts and weighted-average interest rates by contractual maturity dates. Weighted-average variable rates are based on implied forward rates in the yield curve at September 30, 1998. The information is presented in U.S. dollars (in millions):

                                                                        Expected maturity date
                                           --------------------------------------------------------------------------------
                                                                                                                      FAIR
                                            1999      2000      2001      2002      2003     THEREAFTER    TOTAL     VALUE
                                           ------    ------    ------    ------    ------    ----------    ------    ------
Long-term debt:
Fixed rate debt..........................                                                      $100.0      $100.0    $106.8
  Average rate...........................                                                        9.88%       9.88%
Variable rate debt.......................                                          $253.5                  $253.5    $253.5
  Average rate...........................                                            6.33%
Interest rate derivatives:
Interest rate swap.......................  $  0.3    $  0.4    $  0.4    $  0.2                                      $ (1.5)
  Average rate...........................    7.62%     7.62%     7.62%     7.62%
Interest rate lock.......................  $ 16.7                                                                    $(16.7)
  Average rate...........................    5.44%

On December 4, 1998, the Company entered into new credit facilities and terminated its then existing credit facility. See additional discussion of the Company's new credit facilities in "Liquidity and Capital Resources" in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

EQUITY PRICE RISK

In May 1998, the Company sold 0.3 million put options which give the holder the option to sell one of the Company's common shares at a specified price for each option held. The put options have a strike price of $35.32 per share and expire in May 1999. The put options can only be exercised on their date of expiration. At September 30, 1998, the buy-out value of these put options was $1.4 million as estimated using an option pricing model.

ITEM 8.  FINANCIAL STATEMENTS AND
         SUPPLEMENTARY DATA

The financial statements and other information required by this Item are contained in the financial statements, footnotes thereto and schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

40
The Scotts Company and Subsidiaries

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with General Instruction G(3), the information contained under the captions "BENEFICIAL OWNERSHIP OF SECURITIES OF THE COMPANY -- Voting Restrictions on the Miracle-Gro Shareholders", and " -- Section 16(a) Beneficial Ownership Reporting Compliance" and "ELECTION OF DIRECTORS" in the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be held on February 23, 1999 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 (the "Proxy Statement"), is incorporated herein by reference. The information regarding executive officers required by Item 401 of Regulation S-K is included in Part I hereof under the caption "Executive Officers of Registrant."

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

ITEM 12.  SECURITY OWNERSHIP OF
          CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

In accordance with General Instruction G(3), the information contained under the caption "BENEFICIAL OWNERSHIP OF SECURITIES OF THE COMPANY" in the Registrant's Proxy Statement, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with General Instruction G(3), the information contained under the captions "BENEFICIAL OWNERSHIP OF SECURITIES OF THE COMPANY" and "EXECUTIVE COMPENSATION -- Certain Relationships and Related Transactions" in the Registrant's Proxy Statement, is incorporated herein by reference.

                                                                              41
                                             The Scotts Company and Subsidiaries

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

                 EXECUTIVE COMPENSATORY PLANS AND ARRANGEMENTS

EXHIBIT NO.                     DESCRIPTION                                         LOCATION
-----------                     -----------                                         --------
   10(a)       The Scotts Company Associates' Pension Plan          Incorporated herein by reference to the
               as amended effective January 1, 1989 and             Registrant's Annual Report on Form 10-K
               December 31, 1995 (the "Pension Plan")               for the fiscal year ended September 30,
                                                                    1996 (File No. 1-11593) [Exhibit 10(a)]

   10(b)       First Amendment to the Pension Plan                  Incorporated herein by reference to the
                                                                    Registrant's Annual Report on Form 10-K
                                                                    for the fiscal year ended September 30,
                                                                    1997 (File No. 1-11593) [Exhibit 10(b)]

   10(c)       The Scotts Company Retirement Savings Plan           *

   10(d)       First Amendment to The Scotts Company                *
               Retirement Savings Plan

   10(e)       Second Amendment to The Scotts Company               *
               Retirement Savings Plan

   10(f)       The O.M. Scott & Sons Company Excess Benefit         Incorporated herein by reference to the
               Plan, effective October 1, 1993                      Annual Report on Form 10-K for the
                                                                    fiscal year ended September 30, 1993, of
                                                                    The Scotts Company, a Delaware
                                                                    corporation which was predecessor to the
                                                                    Registrant ("Scotts Delaware") (File No.
                                                                    0-19768) [Exhibit 10(h)]

   10(g)       The Scotts Company 1992 Long Term Incentive          Incorporated herein by reference to
               Plan                                                 Scotts Delaware's Registration Statement
                                                                    on Form S-8 filed on March 26, 1993
                                                                    (Registration No. 33-60056) [Exhibit
                                                                    4(f)]

   10(h)       The Scotts Company 1998 Executive Annual             *
               Incentive Plan

   10(i)       The Scotts Company 1996 Stock Option Plan (as        *
               amended through September 1, 1998)

   10(j)       The Scotts Company Executive Retirement Plan         *

   10(k)       Employment Agreement, dated as of May 19,            Incorporated herein by reference to the
               1995, between the Registrant and James               Registrant's Annual Report on Form 10-K
               Hagedorn                                             for the fiscal year ended September 30,
                                                                    1995 (File No. 1-11593) [Exhibit 10(p)]

42
The Scotts Company and Subsidiaries

EXHIBIT NO.                     DESCRIPTION                                         LOCATION
-----------                     -----------                                         --------
   10(l)       Consulting Agreement, dated July 9, 1997,            Incorporated herein by reference to the
               among Scotts' Miracle-Gro Products, Inc., the        Registrant's Annual Report on Form 10-K
               Registrant and Horace Hagedorn                       for the fiscal year ended September 30,
                                                                    1997 (File No. 1-11593)[Exhibit 10(1)]

   10(m)       Employment Agreement, dated as of May 19,            Incorporated herein by reference to the
               1995, among Stern's Miracle-Gro Products,            Registrant's Annual Report on Form 10-K
               Inc. (nka Scotts' Miracle-Gro Products,              for the fiscal year ended September 30,
               Inc.), the Registrant and John Kenlon                1996 (File No. 1-11593) [Exhibit 10(k)]

   10(n)       Employment Agreement, dated as of August 7,          *
               1998, between the Registrant and Charles M.
               Berger, with three attached Stock Option
               Agreements with the following effective
               dates: September 23, 1998; October 21, 1998
               and September 24, 1999

   10(o)       Stock Option Agreement, dated as of August 7,        Incorporated herein by reference to the
               1996, between the Registrant and Charles M.          Registrant's Annual Report on Form 10-K
               Berger                                               for the fiscal year ended September 30,
                                                                    1996 (File No. 1-11593) [Exhibit 10(m)]

   10(p)       Letter Agreement, dated December 23, 1996,           Incorporated herein by reference to the
               between the Registrant and Jean H. Mordo             Registrant's Annual Report on Form 10-K
                                                                    for the fiscal year ended September 30,
                                                                    1997 (File No. 1-11593) [Exhibit 10(p)]

   10(q)       Specimen form of Stock Option Agreement for          *
               Non-Qualified Stock Options

   10(r)       Letter Agreement, dated April 10, 1997,              Incorporated herein by reference to the
               between the Registrant and G. Robert Lucas           Registrant's Annual Report on Form 10-K
                                                                    for the fiscal year ended September 30,
                                                                    1997 (File No. 1-11593) [Exhibit 10(r)]

   10(s)       Letter Agreement, dated December 17, 1997,           *
               between the Registrant and William R. Radon

   10(t)       Letter Agreement, dated March 30, 1998,              *
               between the Registrant and William A. Dittman

---------------

* Filed herewith.

(b) REPORTS ON FORM 8-K

The Registrant filed no Current Reports on Form 8-K for the last quarter of the period covered by this Report.

(c) EXHIBITS

See Item 14(a)(3) above.

(d) FINANCIAL STATEMENT SCHEDULES

The response to this portion of Item 14 is submitted as a separate section of this Annual Report on Form 10-K. See Item 14(a)(2) above.

                                                                              43
                                             The Scotts Company and Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE SCOTTS COMPANY

Dated: December 21, 1998
                                       By: /s/ CHARLES M. BERGER
                                         ---------------------------------------
                                           Charles M. Berger, Chairman of the
                                           Board,
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

                   SIGNATURES                                      TITLE                         DATE
                   ----------                                      -----                         ----

/s/ JAMES B BEARD, PH.D.                          Director                                 December 21, 1998
------------------------------------------------
James B Beard, Ph.D.

/s/ CHARLES M. BERGER                             Chairman of the Board/President/Chief    December 21, 1998
------------------------------------------------  Executive Officer
Charles M. Berger

/s/ JOSEPH P. FLANNERY                            Director                                 December 21, 1998
------------------------------------------------
Joseph P. Flannery

/s/ HORACE HAGEDORN                               Vice Chairman/Director                   December 21, 1998
------------------------------------------------
Horace Hagedorn

/s/ JAMES HAGEDORN                                Executive Vice President/Director        December 21, 1998
------------------------------------------------
James Hagedorn

/s/ ALBERT E. HARRIS                              Director                                 December 21, 1998
------------------------------------------------
Albert E. Harris

/s/ JOHN KENLON                                   Director                                 December 21, 1998
------------------------------------------------
John Kenlon

/s/ KAREN GORDON MILLS                            Director                                 December 21, 1998
------------------------------------------------
Karen Gordon Mills

/s/ JEAN H. MORDO                                 Executive Vice President/Chief           December 21, 1998
------------------------------------------------  Financial Officer/Principal
Jean H. Mordo                                     Accounting Officer

/s/ PATRICK J. NORTON                             Director                                 December 21, 1998
------------------------------------------------
Patrick J. Norton

/s/ JOHN M. SULLIVAN                              Director                                 December 21, 1998
------------------------------------------------
John M. Sullivan

/s/ L. JACK VAN FOSSEN                            Director                                 December 21, 1998
------------------------------------------------
L. Jack Van Fossen

/s/ JOHN WALKER, PH.D.                            Director                                 December 21, 1998
------------------------------------------------
John Walker, Ph.D.

44
The Scotts Company and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

                                                                  FORM 10-K
                                                                ANNUAL REPORT
                                                                -------------
Consolidated Financial Statements of The Scotts Company and
  Subsidiaries:
Report of Management........................................        F-2
Report of Independent Accountants...........................        F-2
Consolidated Statements of Operations for the years ended
  September 30, 1998, 1997 and 1996.........................        F-3
Consolidated Statements of Cash Flows for the years ended
  September 30, 1998, 1997 and 1996.........................        F-4
Consolidated Balance Sheets at September 30, 1998 and
  1997......................................................        F-5
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended September 30, 1998, 1997 and 1996.....        F-6
Notes to Consolidated Financial Statements..................    F-7 to F-20
Schedules Supporting the Consolidated Financial Statements:
Report of Independent Accountants on Financial Statement
  Schedules.................................................        F-21
Valuation and Qualifying Accounts for the years ended
  September 30, 1998, 1997 and 1996.........................        F-22

Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

F-1
                                             The Scotts Company and Subsidiaries

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

The financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants, selected by the Board of Directors. The independent accountants conduct a review of internal accounting controls to the extent required by generally accepted auditing standards and perform such tests and related procedures as they deem necessary to arrive at an opinion on the fairness of the financial statements in accordance with generally accepted accounting principles.

The Board of Directors, through its Audit Committee consisting solely of non-management directors, meets periodically with management, internal audit personnel and the independent accountants to discuss internal accounting controls and auditing and financial reporting matters. The Audit Committee reviews with the independent accountants the scope and results of the audit effort. Both internal audit personnel and the independent accountants have access to the Audit Committee with or without the presence of management.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of The Scotts Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in shareholders' equity present fairly, in all material respects, the financial position of The Scotts Company and Subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Columbus, Ohio

October 23, 1998
     Except for Note 20
     as to which the date is December 15, 1998.

                                                                             F-2
The Scotts Company and Subsidiaries

 ...............................................................................

F-3
                                             The Scotts Company and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended September 30, 1998, 1997 and 1996 (in millions except per share amounts)      1998         1997
 ..........................................................................................................................
Sales                                                                                                  $1,113.0      $899.3
Cost of sales                                                                                             715.0       573.6
                                                                                                       --------------------
Gross profit                                                                                              398.0       325.7
Advertising and promotion                                                                                 104.4        83.9
Selling, general and administrative                                                                       167.2       130.5
Amortization of goodwill and other intangibles                                                             12.9        10.2
Restructuring and other charges                                                                            15.4          --
Other expense (income), net                                                                                 4.0         6.3
                                                                                                       --------------------
Income from operations                                                                                     94.1        94.8
Interest expense                                                                                           32.2        25.2
                                                                                                       --------------------
Income before income taxes                                                                                 61.9        69.6
Income taxes                                                                                               24.9        30.1
                                                                                                       --------------------
Income (loss) before extraordinary item                                                                    37.0        39.5
Extraordinary loss on early extinguishment of debt, net of income tax benefit                               0.7          --
                                                                                                       --------------------
Net income (loss)                                                                                          36.3        39.5
Preferred stock dividends                                                                                   9.8         9.8
                                                                                                       --------------------
Income (loss) applicable to common shareholders                                                        $   26.5      $ 29.7
Basic earnings (loss) per share:
Before extraordinary loss                                                                              $   1.46      $ 1.60
Extraordinary loss, net of tax                                                                            (0.04)         --
                                                                                                       --------------------
                                                                                                       $   1.42      $ 1.60
Diluted earnings (loss) per share:
Before extraordinary loss                                                                              $   1.22      $ 1.35
Extraordinary loss, net of tax                                                                            (0.02)         --
                                                                                                       --------------------
                                                                                                       $   1.20      $ 1.35
Common shares used in basic earnings (loss) per share calculation                                          18.7        18.6
Common shares and potential common shares used in diluted earnings (loss) per share calculation            30.3        29.3

For the fiscal years ended September 30, 1998, 1997 and 1996 (in millions except per share amounts)   1996
 ..................................................................................................
Sales                                                                                                $750.4
Cost of sales                                                                                         512.4
                                                                                                       -----------
Gross profit                                                                                          238.0
Advertising and promotion                                                                              69.2
Selling, general and administrative                                                                   116.6
Amortization of goodwill and other intangibles                                                          8.8
Restructuring and other charges                                                                        17.7
Other expense (income), net                                                                            (0.6)
                                                                                                       --------------------
Income from operations                                                                                 26.3
Interest expense                                                                                       25.0
                                                                                                       --------------------
Income before income taxes                                                                              1.3
Income taxes                                                                                            3.8
                                                                                                       --------------------
Income (loss) before extraordinary item                                                                (2.5)
Extraordinary loss on early extinguishment of debt, net of income tax benefit                            --
                                                                                                       --------------------
Net income (loss)                                                                                      (2.5)
Preferred stock dividends                                                                               9.8
                                                                                                       --------------------
Income (loss) applicable to common shareholders                                                      $(12.3)
Basic earnings (loss) per share:
Before extraordinary loss                                                                            $(0.65)
Extraordinary loss, net of tax                                                                           --
                                                                                                       --------------------
                                                                                                     $(0.65)
Diluted earnings (loss) per share:
Before extraordinary loss                                                                            $(0.65)
Extraordinary loss, net of tax                                                                           --
                                                                                                       --------------------
                                                                                                     $(0.65)
Common shares used in basic earnings (loss) per share calculation                                      18.8
Common shares and potential common shares used in diluted earnings (loss) per share calculation        18.8

See Notes to Consolidated Financial Statements.

 ...............................................................................

                                                                             F-4
The Scotts Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended September 30, 1998, 1997 and 1996 (in millions)     1998        1997        1996
 ...........................................................................................................
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                         $ 36.3      $ 39.5      $ (2.5)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
              Depreciation                                                      21.6        16.6        16.8
              Amortization                                                      16.2        13.8        12.5
              Extraordinary loss                                                 0.7          --          --
              Restructuring and other charges                                   19.3          --        15.1
              Loss (gain) on sale of fixed assets                                2.3         5.6        (0.1)
              Deferred income taxes                                             (2.4)       (1.5)       (5.7)
              Changes in assets and liabilities, net of acquired
                businesses:
                   Accounts receivable                                          (8.6)       18.3        66.1
                        Inventories                                             (5.7)       17.3        (4.9)
                        Prepaid and other current assets                        (2.1)        0.4         2.1
                        Accounts payable                                         8.8         1.1       (16.9)
                        Accrued taxes and other liabilities                    (14.4)       12.7         0.6
              Other, net                                                        (1.0)       (2.7)       (0.8)
                                                                              ------------------------------
              Net cash provided by operating activities                         71.0       121.1        82.3
                                                                              ------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in property, plant and equipment                                (41.3)      (28.6)      (18.2)
    Proceeds from sale of equipment                                              0.6         2.7         0.8
    Investments in acquired businesses, net of cash acquired                  (151.4)      (46.6)         --
                                                                              ------------------------------
              Net cash used in investing activities                           (192.1)      (72.5)      (17.4)
                                                                              ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings (repayments) under revolving and bank lines of credit       140.0       (37.3)      (46.6)
    Dividends on Class A Convertible Preferred Stock                            (7.3)       (9.8)      (12.2)
    Repurchase of common shares                                                (15.3)         --          --
    Other, net                                                                   1.0         0.9        (2.3)
                                                                              ------------------------------
              Net cash provided by (used in) financing activities              118.4       (46.2)      (61.1)
                                                                              ------------------------------

Effect of exchange rate changes on cash                                          0.3          --        (0.2)
                                                                              ------------------------------
Net increase (decrease) in cash                                                 (2.4)        2.4         3.6
Cash, beginning of period                                                       13.0        10.6         7.0
                                                                              ------------------------------
Cash, end of period                                                           $ 10.6      $ 13.0      $ 10.6
                                                                              ------------------------------
                                                                              ------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
    Interest paid (net of amount capitalized)                                 $ 31.5      $ 24.2      $ 25.5
    Income taxes paid                                                           38.6        20.5         4.4
    Dividends declared not paid                                                  2.5          --          --
    Businesses acquired:
         Fair value of assets acquired                                         195.8       115.8
         Liabilities assumed and minority interest                             (45.9)      (69.2)
         Cash paid                                                               0.4          --
         Debt issued                                                           149.5        46.6

See Notes to Consolidated Financial Statements.

 ...............................................................................

F-5
                                             The Scotts Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS

         September 30, 1998 and 1997 (in millions)                1998         1997
 ...................................................................................
ASSETS
Current Assets:
    Cash                                                        $   10.6      $ 13.0
    Accounts receivable, less allowance for uncollectible
       accounts of $6.3 in 1998 and $5.7 in 1997                   146.6       104.3
    Inventories, net                                               177.7       146.1
    Current deferred tax asset                                      20.8        19.0
    Prepaid and other assets                                        11.5         3.4
                                                                --------------------
         Total current assets                                      367.2       285.8
Property, plant and equipment, net                                 197.0       146.1
Intangible assets, net                                             435.1       352.2
Other assets                                                        35.9         3.5
                                                                --------------------
         Total assets                                           $1,035.2      $787.6
                                                                --------------------
                                                                --------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term debt                                             $   13.3      $  1.5
    Accounts payable                                                77.8        54.1
    Accrued liabilities                                            124.9        57.8
    Accrued taxes                                                   15.9        25.9
                                                                --------------------
         Total current liabilities                                 231.9       139.3
Long-term debt                                                     359.2       219.8
Other liabilities                                                   40.2        39.3
                                                                --------------------
         Total liabilities                                         631.3       398.4
                                                                --------------------
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity:
    Class A Convertible Preferred Stock, no par value              177.3       177.3
    Common shares, no par value per share, $.01 stated value
       per share, issued 21.1 shares in 1998 and 1997                0.2         0.2
    Capital in excess of par value                                 208.7       207.8
    Retained earnings                                               76.6        50.1
    Cumulative foreign currency translation account                 (3.0)       (4.3)
    Treasury stock, 2.8 shares in 1998 and 2.4 shares in
      1997, at cost                                                (55.9)      (41.9)
                                                                --------------------
    Total shareholders' equity                                     403.9       389.2
                                                                --------------------
         Total liabilities and shareholders' equity             $1,035.2      $787.6
                                                                --------------------
                                                                --------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                                      Cumulative
                                    Class A Convertible                                                                 Foreign
    For the fiscal years ended        Preferred Stock      Common Shares    Capital in              Treasury Stock     Currency
September 30, 1998, 1997 and 1996   -------------------   ---------------   Excess of    Retained   ---------------   Translation
          (in millions)              Shares     Amount    Shares   Amount   Par Value    Earnings   Shares   Amount     Account
 ................................................................................................................................
Balance, September 30, 1995            0.2      $177.3     21.1     $0.2      $207.5      $32.7      (2.4)   $(41.0)     $ 4.1
Issuance of common shares held in
  treasury                                                                       0.1                  0.4       7.4
Purchase of common shares                                                                            (0.5)     (9.8)
Net loss                                                                                   (2.5)
Preferred Stock dividends                                                                  (9.8)
Foreign currency translation                                                                                              (1.9)
 ................................................................................................................................

Balance, September 30, 1996            0.2      $177.3     21.1     $0.2      $207.6      $20.4      (2.5)   $(43.4)       2.2
Issuance of common shares held in
  treasury                                                                       0.2                  0.1       1.5
Net income                                                                                 39.5
Preferred stock dividends                                                                  (9.8)
Foreign currency translation                                                                                              (6.5)
 ................................................................................................................................

Balance, September 30, 1997            0.2      $177.3     21.1     $0.2      $207.8      $50.1      (2.4)   $(41.9)     $(4.3)
Issuance of common shares held in
  treasury                                                                                            0.1       1.7
Purchase of common shares                                                                            (0.5)    (15.3)
Net income                                                                                 36.3
Preferred Stock dividends                                                                  (9.8)
Foreign currency translation                                                                                               1.3
Other                                                                            0.9                           (0.4)
 ................................................................................................................................

Balance, September 30, 1998            0.2      $177.3     21.1     $0.2      $208.7      $76.6      (2.8)   $(55.9)     $(3.0)
 ................................................................................................................................


    For the fiscal years ended
September 30, 1998, 1997 and 1996
          (in millions)             Total
 ..........................................
Balance, September 30, 1995         $380.8
Issuance of common shares held in
  treasury                             7.5
Purchase of common shares             (9.8)
Net loss                              (2.5)
Preferred Stock dividends             (9.8)
Foreign currency translation          (1.9)
 .................................
Balance, September 30, 1996         $364.3
Issuance of common shares held in
  treasury                             1.7
Net income                            39.5
Preferred stock dividends             (9.8)
Foreign currency translation          (6.5)
 .................................
Balance, September 30, 1997         $389.2
Issuance of common shares held in
  treasury                             1.7
Purchase of common shares            (15.3)
Net income                            36.3
Preferred Stock dividends             (9.8)
Foreign currency translation           1.3
Other                                  0.5
 .................................
Balance, September 30, 1998         $403.9
 .................................

See Notes to Consolidated Financial Statements.

F-6
The Scotts Company and Subsidiaries

NOTE 1.  SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

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

ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of The Scotts Company and its subsidiaries (collectively, the "Company"). All material intercompany transactions have been eliminated.

REVENUE RECOGNITION

Revenue generally is recognized when products are shipped. For certain large multi-location customers, revenue is recognized when products are shipped to intermediate locations and ownership is acknowledged by the customer.

RESEARCH AND DEVELOPMENT

All costs associated with research and development are charged to expense as incurred. Expense for fiscal 1998, 1997 and 1996 was $14.8 million, $10.0 million, and $10.6 million, respectively.

ADVERTISING AND PROMOTION

The Company advertises its branded products through national and regional media, and through cooperative advertising programs with retailers. Retailers are also offered pre-season stocking and in-store promotional allowances. Certain products are also promoted with direct consumer rebate programs. The Company expenses advertising and promotion costs as incurred, although costs incurred during interim periods are generally expensed ratably in relation to revenues or related performance measures.

EARNINGS PER COMMON SHARE

Basic earnings per common share is based on the weighted-average number of common shares outstanding each period. Diluted earnings per common share is based on the weighted-average number of common shares and dilutive potential common shares (stock options, convertible preferred stock and warrants) outstanding each period.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. The most significant of these estimates are related to the allowance for doubtful accounts, inventory valuation reserves, expected useful lives assigned to property, plant and equipment and goodwill and other intangible assets, legal and environmental accruals, post-retirement benefits, promotional and consumer rebate liabilities, income taxes and contingencies. Although these estimates are based on management's best knowledge of current events and actions, the Company may undertake in the future, actual results ultimately may differ from the estimates.

INVENTORIES

Inventories are principally stated at the lower of cost or market, determined by the FIFO method; however, certain growing media inventories are accounted for by the LIFO method. At September 30, 1998 and 1997, approximately 12% and 14% of inventories, respectively, are valued at the lower of LIFO cost or market. Inventories include the cost of raw materials, labor and manufacturing overhead. The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including significant improvements, are stated at cost. Expenditures for maintenance and repairs are charged to operating expenses as incurred. When properties are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in results of operations.

F-7
                                             The Scotts Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depletion of applicable land is computed on the units-of-production method. Depreciation of other property, plant and equipment is provided on the straight-line method and is based on the estimated useful economic lives of the assets as follows:

Land improvements                                        10-25 years
Buildings                                                10-40 years
Machinery and equipment                                   3-15 years
Furniture and fixtures                                    6-10 years
Software                                                   3-8 years

Interest is capitalized on all material projects, generally those over $1.0 million. The Company capitalized $0.8 million and $0.4 million of interest costs during fiscal 1998 and 1997, respectively.

INTANGIBLE ASSETS

Goodwill arising from business acquisitions is amortized over its useful life, which is generally 40 years, on a straight-line basis. Intangible assets also consist of patents, trademarks and debt issuance costs. Debt issuance costs are being amortized over the terms of the various agreements. Patents and trademarks are being amortized on a straight-line basis over periods varying from 7 to 40 years. Accumulated amortization at September 30, 1998 and 1997 was $71.7 million and $68.9 million, respectively.

Management periodically assesses the recoverability of goodwill, trademarks and other intangible assets by determining whether the amortization of such assets over the remaining lives can be recovered through projected undiscounted net cash flows produced by such assets.

INTERNAL USE SOFTWARE

In July of fiscal 1998, the Company announced an initiative designed to enhance its information system resources. The project includes re-design of certain key business processes and the installation of new software on a world-wide basis over the next two fiscal years. SAP has been chosen as the primary software provider for this project. The Company is accounting for the costs of the project in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, costs other than reengineering are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage, or the post-implementation/operation stage. Any reengineering costs are expensed as incurred.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 1998.

FOREIGN EXCHANGE INSTRUMENTS

Gains and losses on foreign currency transaction hedges are recognized in income and offset the foreign exchange gains and losses on the underlying transactions. Gains and losses on foreign currency firm commitment hedges are deferred and included in the basis of the transactions underlying the commitments. At September 30, 1998, there were no outstanding transaction hedges or firm commitment hedges.

All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated into U.S. dollar equivalents at year-end exchange rates. Translation gains and losses are accumulated as a separate component of shareholders' equity. Income and expense items are translated at average monthly exchange rates. Foreign currency transaction gains and losses are included in the determination of net income.

ENVIRONMENTAL COSTS

The Company recognizes environmental liabilities when conditions requiring remediation are identified. The Company determines its liability on a site by site basis and records a liability at the time when it is probable and can be reasonably estimated. Expenditures which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Environmental liabilities are not discounted or reduced for possible recoveries from insurance carriers.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years' financial statements to conform to fiscal 1998 classifications.

NOTE 2.  DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS

                 (IN MILLIONS)                     1998        1997
 .
INVENTORIES, NET:
 Finished Goods                                   $121.0      $102.8
 Raw Materials                                      55.8        42.8
                                                     ---------------
 FIFO Cost                                         176.8       145.6
 LIFO Reserve                                        0.9         0.5
                                                     ---------------
 Total                                            $177.7      $146.1
                                                     ---------------
                                                     ---------------

                                                   ............................

                                                                             F-8

The Scotts Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory balances are shown net of provisions for slow moving and obsolete inventory, of $12.0 million and $11.8 million as of September 30, 1998 and 1997, respectively. Inventory for 1998 is also shown net of $2.7 million non-cash reserves associated with the 1998 restructuring program. See further discussion in Note 4.

                 (IN MILLIONS)                     1998        1997
 .
PROPERTY, PLANT AND EQUIPMENT, NET:
 Land and improvements                            $ 41.1      $ 27.6
 Buildings                                          70.9        44.9
 Machinery and equipment                           169.7       136.8
 Furniture and fixtures                             17.0        11.5
 Software                                            3.7         3.2
 Construction in progress                           28.8        24.5
 Less: accumulated depreciation                   (134.2)     (102.4)
                                                     ---------------
 Total                                            $197.0      $146.1
                                                     ---------------
                                                     ---------------

                                         ......................................

Balances for 1998 are shown net of $4.4 million non-cash reserves associated with the 1998 restructuring program. See further discussion in Note 4.

                 (IN MILLIONS)                     1998        1997
 .
INTANGIBLE ASSETS, NET:
 Goodwill                                         $268.1      $215.6
 Trademarks                                        144.0       114.6
 Other                                              23.0        22.0
                                                     ---------------
 Total                                            $435.1      $352.2
                                                     ---------------
                                                     ---------------

                                                    .......................

                 (IN MILLIONS)                     1998        1997
 .
ACCRUED LIABILITIES:
 Payroll and other compensation accruals          $ 20.4      $ 21.2
 Advertising and promotional accruals               26.5        15.6
 Current restructuring reserves                      7.8          --
 Other                                              70.2        21.0
                                                     ---------------
 Total                                            $124.9      $ 57.8
                                                     ---------------
                                                     ---------------

                                                    ...........................

The current restructuring reserve consists of $2.3 million for non-cash write-offs and $5.5 million for cash payments to be made in fiscal 1999, primarily related to estimated losses under contractual commitments, the elimination of 80 associate positions in the United Kingdom, and product development costs in the United Kingdom. See further discussion in Note 4.

                 (IN MILLIONS)                     1998        1997
 .
OTHER NON-CURRENT LIABILITIES:
 Accrued postretirement liabilities               $ 26.0      $ 26.6
 Non-current restructuring reserves                  4.4          --
 Environmental reserves                              6.2         5.0
 Other                                               3.6         7.7
                                                     ---------------
       Total                                      $ 40.2      $ 39.3
                                                     ---------------
                                                     ---------------

                                                    ...........................

The long term restructuring reserve consists of accruals for cash payments to be made in fiscal 2000 primarily related to estimated losses under contractual commitments. See further discussion in Note 4.

NOTE 3.  OTHER EXPENSE (INCOME)

Other expense (income) consisted of the following for the fiscal years ended September 30:

              (IN MILLIONS)                1998       1997       1996
 .
Royalty income                             $(3.4)     $(2.0)     $(1.0)
Asset valuation and write-off charges        2.3        6.0         --
Foreign currency loss                        2.5         --        1.2
Legal and environmental charges              2.7        1.1         --
Other, net                                  (0.1)       1.2       (0.8)
                                                 ---------------------
Total                                      $ 4.0      $ 6.3      $(0.6)
                                                 ---------------------
                                                 ---------------------

                                           ..........................

NOTE 4.  RESTRUCTURING AND OTHER CHARGES

During fiscal 1998, the Company recorded $20.4 million of restructuring and other charges. Included in these charges are the following: (1) $6.0 million for consolidation of the Company's two U.K. operations into one lower-cost business, consisting primarily of property and equipment and packaging write-offs of $3.9 million and severance costs of $1.4 million; (2) $9.3 million for the closure of nine composting operations in the United States that collect yard and compost waste for certain municipalities, consisting of losses of $4.5 million to be incurred under contractual commitments for which no future revenues will be realized and inventory and fixed asset write-offs of $4.8 million; and (3) $5.1 million for the sale or closure of certain other U.S. plants and businesses. The Company expects that these restructuring efforts will be completed during fiscal 1999, with the exception of certain losses under contractual commitments which are expected to be incurred through fiscal 2000.

Such charges are included in the fiscal 1998 results of operations as follows (amounts in millions):

Cost of sales                                                $ 2.9
Selling, general and administrative                            2.1
Restructuring and other charges                               15.4
                                                             -----
                                                             $20.4
                                                             =====

During fiscal 1996, the Company recorded $17.7 million of unusual, non-recurring charges as part of management's plan to reduce costs and improve operating efficiencies. This program included the following charges: (1) $4.9 million for severance costs; (2) $3.5 million for previously deferred packaging costs; and
(3) $9.3 million related to the write-down of various under-utilized or idle assets, including several plant closings.

NOTE 5.  ACQUISITIONS

Effective February 1998, the Company acquired all the shares of EarthGro, Inc. ("EarthGro"), a regional

F-9
                                             The Scotts Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS growing media company located in Glastonbury, Connecticut, for approximately $47.0 million, including deal costs and refinancing of certain assumed debt.

Effective December 1997, the Company acquired all the shares of Levington Group Limited ("Levington"), a leading producer of consumer and professional lawn fertilizer and growing media in the United Kingdom, for approximately $94.0 million, including deal costs and refinancing of certain assumed debt.

Effective January 1997, the Company acquired the approximate two-thirds interest in Miracle Holdings Limited ("Miracle Holdings") which the Company did not already own for approximately $47.0 million. Miracle Holdings owns Miracle Garden Care Limited ("MGC"), a manufacturer and distributor of lawn and garden products in the United Kingdom.

During fiscal 1998, the Company also invested in or acquired other entities consistent with its long-term strategic plan. These investments include Scotts Lawn Service, Sanford Scientific, Inc. (genetics) and the U.S. Home and Garden Consumer Products Business of AgrEvo Environmental Health, Inc. (pesticides), which is expected to be divested in fiscal 1999.

Each of the above acquisitions was accounted for under the purchase method of accounting. Accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Goodwill and identifiable intangibles associated with the purchase of Levington were $44.0 million and $18.8 million, respectively. Goodwill and identifiable intangibles associated with the purchase of EarthGro were $5.2 million and $10.6 million, respectively.

The following unaudited pro forma results of operations give effect to the Levington, EarthGro and Miracle Holdings acquisitions as if they had occurred on October 1, 1996.

                (IN MILLIONS)                    1998          1997
Net sales                                      $1,135.0      $1,034.8
Income before extraordinary loss                   35.6          37.2
Net income                                         34.9          37.2
Basic earnings per share:
 Before extraordinary loss                     $   1.38      $   1.47
 After extraordinary loss                          1.34          1.47
Diluted earnings per share
 Before extraordinary loss                     $   1.17      $   1.27
 After extraordinary loss                          1.15          1.27


The pro forma information provided does not purport to be indicative of actual results of operations if the EarthGro, Levington and Miracle Holdings acquisitions had occurred as of October 1, 1996, and is not intended to be indicative of future results or trends.

NOTE 6.  RETIREMENT PLANS

In September 1997, in conjunction with the decision to offer a new defined contribution retirement savings plan to domestic Company associates, management decided to suspend benefits under its Scotts and Sierra defined benefit pension plans. The suspension of benefits under the defined benefit plans was accounted for as a curtailment under SFAS No. 88 ("Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits"). The gain recognized from the reduction of the projected benefit obligation was offset by the recognition of previously unrecognized net losses and obligations.

The curtailed pension plans covered substantially all full-time U.S. associates who had completed one year of eligible service and reached the age of 21. The benefits under these plans are based on years of service and the associates' average final compensation for the Scotts plan employees and for Sierra salaried employees and on stated amounts for Sierra hourly employees. The Company's funding policy, consistent with statutory requirements and tax considerations, is based on actuarial computations using the Projected Unit Credit method.

The following table sets forth the plans' funded status and the related amounts recognized in the Consolidated Balance Sheets:

                                                    September 30,
                 (IN MILLIONS)                     1998        1997
Actuarial present value of accumulated and
 projected benefit obligations:
   Vested benefits                                $(49.3)     $(42.5)
   Nonvested benefits                               (7.6)       (7.4)
                                                     ---------------
                                                   (56.9)      (49.9)
Plan assets at fair value, primarily corporate
 bonds, U.S. Government bonds and cash
 equivalents                                        58.0        53.9
                                                     ---------------
Plan assets greater than projected benefit
 obligations                                         1.1         4.0
Unrecognized items                                   3.7          --
                                                     ---------------
Prepaid pension costs                             $  4.8      $  4.0
                                                     ---------------
                                                     ---------------

Pension cost includes the following components:

                                                Fiscal year ended
                                                  September 30,
              (IN MILLIONS)                1998       1997       1996
Service cost                               $   -      $ 1.9      $ 1.8
Interest cost                                3.6        4.1        3.8
Actual return on plan assets                (3.7)      (7.0)      (4.3)
Net amortization and deferral                 --        2.8        0.6
                                           ---------------------------
Net pension cost                           $(0.1)     $ 1.8      $ 1.9
                                           ---------------------------
                                           ---------------------------


                                                                            F-10

The Scotts Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average settlement rate used in determining the actuarial present value of the projected benefit obligation was 6.75%, 7.25% and 8.0% as of September 30, 1998, 1997 and 1996, respectively. Future compensation was assumed to increase 4% annually for fiscal 1997 and 1996. The expected long-term rate of return on plan assets was 7.0% for fiscal 1998 and 9.0% in fiscal 1997 and 1996.

The following table sets forth the funded status and the related amounts recognized in the Consolidated Balance Sheets for defined benefit plans which exist as of September 30, 1998 and 1997 for MGC, Levington and Scotts Europe BV on a combined basis:

                                                    September 30,
                 (IN MILLIONS)                     1998        1997
Actuarial present value of benefit obligation:
 Accumulated benefit obligations:
   Vested benefits                                $(46.0)     $(13.8)
   Nonvested benefits                               (0.2)         --
 Additional obligation for projected
   compensation increase                            (8.9)       (4.1)
                                                  ------------------
Projected benefit obligation                       (55.1)      (17.9)
Plan assets at fair value                           51.2        14.7
                                                  ------------------
Plan assets less than projected benefit
 obligations                                        (3.9)       (3.2)
Unrecognized items                                  (1.2)        0.3
                                                  ------------------
Net pension liability                             $ (5.1)     $ (2.9)
                                                  ------------------
                                                  ------------------


Pension expense for fiscal 1998 for the International plans was $3.1, consisting of $2.8 service cost, $3.1 interest cost, $0.4 loss on plan assets, offset by $3.2 amortization of unrecognized items.

At September 30, 1997, the Company also curtailed its non-qualified supplemental pension plan which provides for incremental pension payments from the Company so that total pension payments equal amounts that would have been payable from the Company's pension plans if it were not for limitations imposed by income tax regulations. The projected benefit obligation at September 30, 1998 and 1997 was $1.5 million and $1.4 million, respectively. Pension expense for the plan was $0.1 million, $0.2 million and $0.3 million in fiscal 1998, 1997 and 1996, respectively.

NOTE 7.  ASSOCIATE BENEFITS

The Company provides comprehensive major medical benefits to certain of its retired associates and their dependents. Substantially all of the Company's domestic associates become eligible for these benefits if they retire at age 55 or older with more than ten years of service. The plan requires certain minimum contributions from retired associates and includes provisions to limit the overall cost increases the Company is required to cover. The Company funds its portion of retiree medical benefits on a pay-as-you-go basis.

Prior to October 1, 1993, the Company effected several changes in plan provisions, primarily related to current and ultimate levels of retiree and dependent contributions. Retirees as of October 1, 1993 are entitled to benefits existing prior to these plan changes. These plan changes resulted in a reduction in unrecognized prior service cost, which is being amortized over future years.

The following table sets forth the retiree medical plan status reconciled to the amounts included in the Consolidated Balance Sheets, as of September 30, 1998 and 1997.

                 (IN MILLIONS)                     1998        1997
Accumulated postretirement benefit obligations:
 Retirees                                         $  7.3      $  7.8
 Fully eligible active plan participants             0.4         0.4
 Other active plan participants                      7.4         7.6
                                                  ------------------
Total accumulated postretirement benefit
 obligation                                         15.1        15.8
Unrecognized items                                  10.9        10.8
                                                  ------------------
Accrued postretirement liability                  $ 26.0      $ 26.6
                                                  ------------------
                                                  ------------------

Net periodic postretirement benefit cost includes the following components:

                                                Fiscal year ended
                                                  September 30,
              (IN MILLIONS)                1998       1997       1996
Service cost                               $ 0.4      $ 0.3      $ 0.4
Interest cost                                1.0        1.1        1.5
Net amortization                            (1.3)      (1.2)      (0.9)
                                           ---------------------------
Net periodic postretirement benefit cost   $ 0.1      $ 0.2      $ 1.0
                                           ---------------------------
                                           ---------------------------

The discount rates used in determining the accumulated postretirement benefit obligation were 6.75% and 7.25% in fiscal 1998 and 1997, respectively. For measurement purposes, an 8.5% annual rate of increase in per capita cost of covered retiree medical benefits was assumed for 1998 and 1997; the rate was assumed to decrease gradually to 5.5% through the year 2003 and remain at that level thereafter. A 1% increase in the health care cost trend rate assumptions would increase the accumulated postretirement benefit obligation as of September 30, 1998 and 1997 by $0.7 million and $1.0 million, respectively. A 1% increase in the same rate would not have a material effect on service or interest costs.

Effective January 1, 1998, the Scotts, Hyponex and Sierra defined contribution profit sharing and 401(k) plans were merged and the surviving plan was expanded and amended to serve as the sole, active retirement savings plan for substantially all U.S. employees. Full-time employees may participate in the plan on the first day of the month after being hired.

F-11
                                             The Scotts Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Temporary employees may participate after working at least 1,000 hours in their first twelve months of employment and after reaching the age of 21. The plan allows participants to contribute up to 15% of their compensation in the form of pre-tax or post-tax contributions. The Company provides a matching contribution equivalent to 100% of participants' initial 3% contribution and 50% of the participants' remaining contribution up to 5%. Participants are immediately vested in employee contributions, the Company's matching contributions and the investment return on those monies. The Company also provides a 2% automatic base contribution to employees' accounts regardless of whether employees are active in the plan. Participants become vested in the Company's 2% base contribution after three years of service. The Company recorded charges of $4.7 million under the new plan in fiscal 1998. Under the terminated profit sharing and 401(k) plans, the Company recorded charges of $2.3 million and $0.9 million in fiscal 1997 and 1996, respectively.

The Company is self-insured for certain health benefits up to $0.2 million per occurrence per individual. The cost of such benefits is recognized as expense in the period the claim incurred. This cost was $8.6 million, $7.9 million and $9.4 million in fiscal 1998, 1997 and 1996, respectively. The Company is self-insured for State of Ohio workers compensation up to $0.5 million per claim. Claims in excess of stated limits of liability and claims for workers compensation outside of the State of Ohio are insured with commercial carriers.

NOTE 8.  DEBT

                                                    September 30,
                 (IN MILLIONS)                     1998        1997
Revolving credit line...........................  $253.5      $114.7
9 7/8% Senior Subordinated Notes, $100 face
 amount (net of unamortized discount)...........    99.5        99.4
Foreign term loans..............................     9.0         5.6
Short-term bank debt............................     0.0         1.5
Capital lease obligations and other.............    10.5         0.1
                                                  ------------------
                                                   372.5       221.3
Less current portions...........................    13.3         1.5
                                                  ------------------
                                                  $359.2      $219.8
                                                  ------------------
                                                  ------------------

Maturities of short and long-term debt, including capital leases for the next five fiscal years and thereafter are as follows:

                                                  CAPITAL      OTHER
                 (IN MILLIONS)                    LEASES       DEBT
1999                                               $1.0        $13.3
2000                                                1.2          1.4
2001                                                1.1          1.0
2002                                                0.2          2.0
2003                                                0.1        251.5
Thereafter                                          0.2        100.0

On February 26, 1998, the Company replaced its existing credit facility with a five-year, senior unsecured revolving credit facility with The Chase Manhattan Bank ("Chase") and various participating banks. The new facility provided up to $550 million to the Company, an increase of $125 million over the previous facility, and established a $200 million sub-tranche available in British Pounds Sterling and a $50 million sub-tranche available in other foreign currencies in which the Company transacts business. Interest pursuant to the competitive advance facility was determined by auction. Interest pursuant to the revolving credit facility was at a floating rate initially equal, at the Company's option, to the Alternate Base Rate, as defined, without additional margin, or the Eurodollar Rate, as defined, plus a margin of .30% per annum, which margin was decreased to .20% or increased up to .50% based on the unsecured debt ratings of the Company. The new facility provided for the payment of a facility fee of .15% per annum, which fee was be reduced to .10% or increased up to .375% based on the unsecured debt ratings of the Company. The agreement contained certain financial and operating covenants, including maintenance of interest coverage and leverage ratios, as well as restrictions on capital expenditures. All other provisions of the credit facility remained substantially the same as the extinguished facility. Gross borrowings and gross repayments under the credit facility were $576.1 million and $436.1 million, respectively, for the year ended September 30, 1998.

In conjunction with the early extinguishment of the previous credit facility, the Company recorded an extraordinary loss of $1.2 million ($0.7 million after tax) related to the write-off of unamortized deferred financing costs.

On July 19, 1994, the Company issued $100.0 million in principal of 9 7/8% Senior Subordinated Notes with a 10 year term. The Notes are subject to redemption, at the option of the Company, in whole or in part at any time on or after August 1, 1999 at a declining premium to par until 2001 and at par thereafter and are not subject to sinking fund requirements. The fair market value of the 9 7/8% Senior Subordinated Notes, estimated based on the quoted market prices for same or similar issues, was approximately $106.8 million at September 30, 1998. The Notes are subject to certain covenants limiting, among other things, indebtedness of subsidiaries, dividends and other payment restrictions.

The foreign term loans, which were issued on December 12, 1997, have an 8 year term and bear interest at

                                                                            F-12
The Scotts Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1% below LIBOR. The foreign term loans can be redeemed, on demand, by the note holder.

NOTE 9.  SHAREHOLDERS' EQUITY

             (IN MILLIONS)                   1998             1997
 .
STOCK
Class A Convertible Preferred Stock, no
 par value:
   Authorized                              0.2 shares       0.2 shares
   Issued                                  0.2 shares       0.2 shares
Common shares, no par value
   Authorized                             50.0 shares      50.0 shares
   Issued                                 21.1 shares      21.1 shares

                                              .................................

Class A Convertible Preferred Stock with a face amount of $195.0 million was issued in conjunction with the 1995 Miracle-Gro merger transactions. This Preferred Stock has a 5% dividend yield and is convertible upon shareholder demand into 10.3 million common shares at $19.00 per common share. Additionally, warrants to purchase 3.0 million common shares of Scotts were issued as part of the purchase price. The warrants are exercisable upon shareholder demand for 1.0 million common shares at $21.00 per share, 1.0 million common shares at $25.00 per share and 1.0 million common shares at $29.00 per share. The exercise term for the warrants expires September 2003. The fair value of the warrants at issuance has been included in capital in excess of par value in the Company's Consolidated Balance Sheets.

The Class A Convertible Preferred Stock has certain voting restrictions and limits the preferred shareholders from acquiring additional voting securities of the Company. The Class A Convertible Preferred Stock is subject to redemption at any time after May 19, 2000 for $1,000 per share plus accrued unpaid dividends. Both the Class A Convertible Preferred Stock and the warrants have limits on transferability.

Under The Scotts Company 1992 Long Term Incentive Plan (the "Plan"), stock options, stock appreciation rights and performance share awards were granted to officers and other key employees of the Company. The Plan also provided for the grant of stock options to non-employee directors of the Company. The maximum number of common shares that may be issued upon the exercise of options granted under the Plan is 1.7 million, plus the number of shares surrendered to exercise options (other than director options) granted under the Plan, up to a maximum of
1.0 million surrendered shares. Vesting periods under the Plan vary and are determined by the Compensation and Organization Committee of the Company's Board of Directors.

Under The Scotts Company 1996 Stock Option Plan (the "1996 Plan"), stock options may be granted to officers, other key employees and non-employee directors of the Company. The maximum number of common shares that may be issued under the 1996 Plan is 3.0 million. Vesting periods under the 1996 Plan vary and are determined by the Compensation and Organization Committee of the Company's Board of Directors.

Aggregate stock option activity consists of the following:

                                    Fiscal year ended September 30,
                             1998                 1997                 1996
                      NUMBER               NUMBER               NUMBER
                        OF     WTD. AVG.     OF     WTD. AVG.     OF     WTD. AVG.
    (IN MILLIONS)     SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
 .
Beginning balance       2.6     $18.35       1.6     $16.73       1.7     $16.51
Options granted         1.4      29.43       1.1      20.18       0.5      18.29
Options exercised      (0.1)     16.60      (0.1)     12.72      (0.4)     17.17
Options canceled       (0.1)     29.63       0.0      19.27      (0.2)     18.13
                       ----                 ----                 ----
Ending balance          3.8      20.70       2.6      18.35       1.6      16.73
                       ----                 ----                 ----
Exercisable at
 September 30           1.8      18.17       1.5      17.30       1.2      16.23

                              ..........................

The following summarizes certain information pertaining to stock options outstanding and exercisable at September 30, 1998:

                             OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
    (IN MILLIONS)                WTD. AVG.   WTD. AVG.    WTD. AVG.
      RANGE OF         NO. OF    REMAINING   EXERCISE      NO. OF     EXERCISE
   EXERCISE PRICES     OPTIONS     LIFE        PRICE       OPTIONS     PRICE
 .
$9.90                    0.1       3.05       $ 9.90         0.1       $ 9.90
$15.50-$17.75            1.1       5.80        16.72         1.0        16.72
$18.00-$20.75            0.9       8.02        19.03         0.3        18.42
$21.13-$22.89            0.3       7.73        21.45         0.3        21.44
$26.25-$30.13            1.2       9.52        28.30         0.1        26.61
$31.56-$36.63            0.2       9.52        34.06         0.0        34.38
                         ---                  ------                   ------
                         3.8                  $22.14         1.8       $18.17
                         ===                  ======                   ======

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which changes the measurement, recognition and disclosure standards for stock-based compensation. The Company, as allowable, has adopted SFAS No. 123 for disclosure purposes only.

The fair value of each option granted has been estimated on the grant date using the Black-Scholes option-pricing model based on the following assumptions for those granted in fiscal 1998, 1997 and 1996: (1) expected market-price volatility of 23.23%, 22.48% and 21.85%, respectively; (2) risk-free interest rates of 4.3%, 6.6% and 6.1%, respectively; and (3) expected life of options of 6 years. The estimated weighted-average fair values of options granted during fiscal 1998, 1997 and 1996 are $13.0 million, $8.8 million and $3.2 million, respectively.

Had compensation expense been recognized for fiscal 1998, 1997 and 1996 in accordance with provisions of

F-13
                                             The Scotts Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 123, the Company would have recorded net income and earnings per share as

             (IN MILLIONS)               1998       1997        1996
 .
Net income (loss) used in per share
 calculation                             $31.3      $37.3      $(12.9)
Diluted earnings per share               $1.03      $1.27      $ (.69)

                                           ............

The pro forma amounts shown above are not necessarily representative of the impact on net income in future years as additional option grants may be made each year.

In fiscal 1998, the Company sold 0.3 million put options which give the holder the option to sell the Company's common shares to the Company at a strike price of $35.32. The options can only be exercised on their expiration date in May 1999. Settlement obligations can be satisfied in cash or Company common shares at the Company's option.

NOTE 10.  EARNINGS PER COMMON SHARE

The following table presents information necessary to calculate basic and diluted earnings per common share.

                                           Year Ended September 30,
             (IN MILLIONS)               1998       1997        1996
 .
BASIC EARNINGS PER COMMON SHARE:
Net income (loss) before extraordinary
 loss                                     37.0       39.5        (2.5)
Net income (loss)                         36.3       39.5        (2.5)
Class A Convertible Preferred Stock
 dividend                                 (9.8)      (9.8)       (9.8)
                                              -----------------------
Income (loss) available to common
 shareholders                             26.5       29.7       (12.3)
Weighted-average common shares
 outstanding during the period            18.7       18.6        18.8
Basic earnings per common share
 Before extraordinary item               $1.46      $1.60      $(0.65)
 After extraordinary item                $1.42      $1.60      $(0.65)
DILUTED EARNINGS PER COMMON SHARE:
Net income (loss) used in diluted
 earnings per common share calculation   $36.3      $39.5      $(12.3)
Weighted-average common shares
 outstanding during the period            18.7       18.6        18.8
Potential common shares:
 Assuming conversion of Class A
   Convertible Preferred Stock            10.3       10.3          na
 Assuming exercise of options              0.7        0.3          na
 Assuming exercise of warrants             0.6        0.1          na
                                              -----------------------
 Weighted-average number of common
   shares outstanding and dilutive
   potential common shares                30.3       29.3        18.8
Diluted earnings per common share
 Before extraordinary item               $1.22      $1.35      $(0.65)
 After extraordinary item                $1.20      $1.35      $(0.65)
                                              -----------------------
                                              -----------------------

 ................................................................................

Basic earnings per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.

Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares and dilutive potential common shares (stock options, Class A Convertible Preferred Stock and warrants) outstanding during each period. The potential common shares were not considered in the earnings per share computation for the year ended September 30, 1996 because their effect was antidilutive for the period. Consequently, the dividends attributable to the Class A Convertible Preferred Stock were included in determining the net loss used in the fiscal 1996 calculation.

NOTE 11.  INCOME TAXES

The provision for income taxes, net of a $0.5 million tax benefit associated with the 1998 extraordinary loss, consists of the following:

                                            Year Ended September 30,
              (IN MILLIONS)                1998       1997       1996
 .
Currently payable:
 Federal                                   $22.1      $21.6      $ 4.2
 State                                       3.9        3.4        2.5
 Foreign                                     2.7        6.6        2.8
Deferred:
 Federal                                    (4.0)      (1.3)      (5.1)
 State                                      (0.3)      (0.2)      (0.6)
                                                ----------------------
Income tax expense                         $24.4      $30.1      $ 3.8
                                                ----------------------
                                                ----------------------

                                           ..................................

A reconciliation of the Federal corporate income tax rate and the effective tax rate on income before income taxes is summarized below:

                                            Year Ended September 30,
              (IN MILLIONS)                1998       1997       1996
 .
Statutory income tax rate                  35.0%      35.0%      35.0%
Pension amortization                                    0.1        6.3
Meals and entertainment                      0.9        0.4       17.6
Effect of foreign operations                (1.6)
Goodwill amortization and other effects
 resulting from purchase accounting          4.6        4.2      206.9
State taxes, net of federal benefit          3.8        3.0       97.6
Resolution of previous tax contingencies    (0.3)      (0.8)     (42.0)
Equity income of affiliate                                       (13.8)
Other                                       (2.1)       1.3       (5.3)
                                                 ---------------------
Effective income tax rate                  40.3%      43.2%      302.3%
                                                 ---------------------
                                                 ---------------------

                                    ...........................................

The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets at September 30 are:

                 (IN MILLIONS)                     1998        1997
 .
Net current asset                                 $ 20.8      $ 19.0
Net non-current liability (included in other
 liabilities)                                       (1.2)       (6.7)
                                                     ---------------
Net asset                                         $ 19.6      $ 12.3
                                                     ---------------
                                                     ---------------

                                                    ...............

                                                                            F-14

The Scotts Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax asset are as follows:

                                                    September 30,
                 (IN MILLIONS)                     1998        1997
ASSETS
 Inventories                                      $  5.9      $  6.8
 Accrued liabilities                                11.7        11.0
 Postretirement benefits                             9.8        10.5
 Foreign net operating losses                        6.0         6.7
 Other                                              11.1         5.3
                                                  ------------------
 Gross deferred tax assets                          44.5        40.3
 Valuation allowance                                (4.5)       (6.7)
                                                  ------------------
 Net deferred tax assets                            40.0        33.6
LIABILITIES
 Property, plant and equipment                     (20.4)      (21.3)
                                                  ------------------
 Net asset                                        $ 19.6      $ 12.3
                                                  ------------------
                                                  ------------------

Net operating loss carryforwards in foreign jurisdictions total $6.0 million, $4.5 million of which the Company expects not to be utilized. The remaining $1.5 million can be carried forward indefinitely. The use of these acquired carryforwards is subject to limitations imposed by the tax laws of each applicable country.

NOTE 12.  FINANCIAL INSTRUMENTS

A description of the Company's financial instruments and the methods and assumptions used to estimate their fair values are as follows:

LONG-TERM DEBT

The Company has issued $100.0 million in principal of 9 7/8% Senior Subordinated Notes due 2004. The fair value of the Notes is estimated based on the quoted market prices for the same or similar issues.

The Company has borrowings outstanding under a revolving credit facility, including amounts borrowed in foreign currencies. The borrowings under the credit facility are at variable rates. The carrying amounts of these borrowings are considered to approximate their fair values.

INTEREST RATE SWAP AGREEMENT

In fiscal 1997, the Company entered into an interest rate swap agreement with a notional amount of 20.0 million British Pounds Sterling which expires in March 2002. The Company entered into the swap agreement to effectively convert 20.0 million of British Pounds Sterling debt obligations from a variable to a fixed rate.

The Company enters into interest rate swap agreements as a means to hedge its interest rate exposure on debt instruments. Since the interest rate swap agreement has been designated as a hedging instrument, its fair value is not reflected in the Company's Consolidated Balance Sheets. Net amounts to be received or paid under the swap agreement are reflected as adjustments to interest expense. The fair value of the swap agreement was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date.

INTEREST RATE LOCKS

In fiscal 1998, the Company entered into two contracts, each with notional amounts of $100.0 million to lock the treasury rate component of the Company's anticipated offering of debt securities in the first quarter of fiscal 1999. One of the interest rate locks expired in October 1998 and was rolled over into a new rate lock that expires in February 1999. The other rate lock also expires in February 1999.

The Company entered into the interest rate locks to hedge its interest rate exposure on the anticipated debt offering. Since the interest rate lock has been designated as a hedging instrument, its fair value is not reflected in the Company's Consolidated Balance Sheets; net amounts to be received or paid under the interest rate locks will be reflected as an adjustment to the carrying amount of the future debt offering. The fair value of the interest rate locks was estimated based on the difference between the contracted interest rates and the yield on treasury notes at September 30, 1998.

The estimated fair values of the Company's financial instruments are as follows for the fiscal years ended September 30:

                                        1998                 1997
                                  Carrying    Fair     Carrying    Fair
         (in millions)             Amount    Value      Amount    Value
Long-term debt                     $99.5     $106.8     $99.4     $107.8
Interest rate swap agreement          --       (1.5)       --       (1.0)
Interest rate locks                   --      (16.7)       --         --

NOTE 13.  OPERATING LEASES

The Company leases buildings, land and equipment under various noncancellable lease agreements for periods of two to six years. The lease agreements generally provide that the Company pay taxes, insurance and maintenance expenses related to the leased assets. Certain lease agreements contain purchase

F-15
                                             The Scotts Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS options. At September 30, 1998, future minimum lease payments were as follows:

                       (in millions)
1999                                                          $14.4
2000                                                           11.2
2001                                                            8.5
2002                                                            6.9
2003                                                            6.2
Thereafter                                                      1.4
                                                              -----
Total minimum lease payments                                  $48.6
                                                              =====

The Company also leases transportation and production equipment under various one-year operating leases, which provide for the extension of the initial term on a monthly or annual basis. Total rental expenses for operating leases were $13.5 million, $12.3 million and $14.0 million for fiscal 1998, 1997 and 1996, respectively.

NOTE 14.  COMMITMENTS

The Company has entered into the following purchase commitments:

SEED: The Company is obligated to make future purchases based on estimated yields. At September 30, 1998, estimated annual seed purchase commitments were as follows:

                       (in millions)
1999                                                          $15.0
2000                                                           18.3
2001                                                            7.2
2002                                                            1.8
2003                                                            1.1

UREA: The Company is obligated to purchase 90,000 tons of urea annually. The value to the Company based on current market prices of urea is approximately $13.0 million. The purchase contract expires December 31, 2000.

GLUFOSINATE AMMONIUM: The Company is obligated to purchase product valued at $12.6 million through September 2001. If the Company does not purchase product with a value of $12.6 million, the Company is required to provide cash settlement in an amount equal to 50% of the shortfall.

PEAT: The Company is obligated to purchase 470,000 cubic meters annually (approximately $6.8 million based on average prices) for ten years. The contract can be extended another ten years at the Company's option. No penalties are applicable to the first year of the contract; however, if the Company does not purchase required amounts after year one, the Company will be required to provide cash settlement equal to 50% of the quantity shortfall multiplied by the average product price.

NOTE 15.  CONTINGENCIES

Management continually evaluates the Company's contingencies, including various lawsuits and claims which arise in the normal course of business, product and general liabilities, property losses and other fiduciary liabilities for which the Company is self-insured. In the opinion of management, its assessment of contingencies is reasonable and related reserves, in the aggregate, are adequate; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters. The following details are the more significant of the Company's identified contingencies.

OHIO ENVIRONMENTAL PROTECTION AGENCY

The Company has assessed and addressed certain environmental issues regarding the wastewater treatment plants which had operated at the Marysville facility. The Company decommissioned the old wastewater treatment plants and has connected the facility's wastewater system with the City of Marysville's municipal treatment system. Additionally, the Company has been assessing, under Ohio's new Voluntary Action Program ("VAP"), the possible remediation of several discontinued on-site waste disposal areas dating back to the early operations of its Marysville facility.

In February 1997, the Company learned that the Ohio Environmental Protection Agency ("OEPA") was referring certain matters relating to environmental conditions at the Company's Marysville site, including the existing wastewater treatment plants and the discontinued on-site waste disposal areas, to the Ohio Attorney General's Office ("OAG"). Representatives from the OEPA, the OAG and the Company continue to meet to discuss these issues.

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

                                                                            F-16
The Scotts Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the Company's past efforts to enter into Ohio's VAP, the Company submitted to the OEPA a "Demonstration of Sufficient Evidence of VAP Eligibility Compliance" on July 8, 1997. Among other issues contained in the VAP submission, was a description of the Company's ongoing efforts to assess potential environmental impacts of the discontinued on-site waste disposal areas as well as potential remediation efforts. Pursuant to the statutes covering VAP, an eligible participant in the program is not subject to State enforcement actions for those environmental matters being addressed. On October 21, 1997, the Company received a letter from the Director of the OEPA denying VAP eligibility based upon the timeliness of and completeness of the submittal. The Company has appealed the Director's action to the Environmental Review Appeals Commission. No hearing date has been set and the appeal remains pending.

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

While the Company is unable to predict the ultimate outcome of this matter, management believes that the probable range of outcome will not be material to the Company. Many of the issues raised by the State are already being investigated and addressed by the Company during the normal course of conducting business.

LAFAYETTE

In July 1990, the Philadelphia District of the U.S. Army Corps of Engineers ("Corps") directed that peat harvesting operations be discontinued at Hyponex's Lafayette, New Jersey facility, based on its contention that peat harvesting and related activities result in the "discharge of dredged or fill material into waters of the United States" and therefore require a permit under Section 404 of the Clean Water Act. In May 1992, the United States filed suit in the U.S. District Court for the District of New Jersey seeking a permanent injunction against such harvesting, and civil penalties in an unspecified amount. If the Corps' position is upheld, it is possible that further harvesting of peat from this facility would be prohibited. The Company is defending this suit and is asserting a right to recover its economic losses resulting from the government's actions. The suit was placed in administrative suspense during fiscal 1996 in order to allow the Company and the government an opportunity to negotiate a settlement, and it remains suspended while the parties develop, exchange and evaluate technical data. In July 1997, the Company's wetlands consultant submitted to the government a draft remediation plan. Comments were received and a revised plan was submitted in early 1998. Further comments from the government were received in June 1998, and final agreement is expected sometime in 1999. Management does not believe that the outcome of this case will have a material adverse effect on the Company's operations or its financial condition. Furthermore, management believes the Company has sufficient raw material supplies available such that service to customers will not be materially adversely affected by continued closure of this peat harvesting operation.

HERSHBERGER

In September 1991, the Company was identified by the OEPA as a Potentially Responsible Party ("PRP") with respect to a site in Union County, Ohio (the "Hershberger site"), because the Company allegedly arranged for the transportation, treatment or disposal of waste that allegedly contained hazardous substances, at the Hershberger site. Effective February 1998, the Company and four other named PRPs executed an Administrative Order on Consent ("AOC") with the OEPA, by which the named PRPs will fund remedial action at the Hershberger site. After construction of the leachate collection system and reconstruction of the landfill cap, which was substantially completed in August 1998, the Company expects its obligation thereafter to consist primarily of its share of annual operating and maintenance expenses. Management does not believe that its obligations under the AOC will have a material adverse effect on the Company's results of operations or financial condition.

NOTE 16.  CONCENTRATIONS OF CREDIT RISK

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

F-17
                                             The Scotts Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's two largest customers accounted for the following % of net sales in each respective period:

                                             LARGEST       2(ND)LARGEST
                                             CUSTOMER        CUSTOMER
1998                                           16.8%            10.6%
1997                                           16.1%            11.9%
1996                                           15.1%            13.9%

No other customers represent more than 10% of net sales or receivables recorded by the Company as of September 30, 1998.

NOTE 17.  NEW ACCOUNTING STANDARDS

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

SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement defines business segments as components of an enterprise about which separate financial information is available and used internally for evaluating segment performance and decision making on resource allocations. SFAS No. 131 requires reporting a measure of segment profit or loss, certain specific revenue and expense items, and segment assets; and other reporting about geographic and customer matters. The Company plans to adopt SFAS No. 131 in fiscal 1999; however, the Company believes that the business segments identified and set forth in Note 18 are in substantial compliance with SFAS No. 131.

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

NOTE 18.  SEGMENT INFORMATION

The Company is divided into three reportable segments -- North American Consumer, Professional and International. The North American Consumer segment consists of the Lawns, Gardens and Growing Media business units.

The North American Consumer segment specializes in dry, granular slow-release lawn fertilizers, lawn fertilizer combination and lawn control products, grass seed, spreaders, water-soluble and controlled-release garden and indoor plant foods, plant care products, and potting soils, barks, mulches and other growing media products. Products are marketed to mass merchandisers, home improvement centers, large hardware chains, nurseries and gardens centers.

The Professional segment is focused on a full line of turf and horticulture products including controlled-release and water-soluble fertilizers and plant protection products, grass seed, spreaders, custom application services and growing media. Products are sold to golf courses, professional baseball, football and soccer stadiums, lawn and landscape service companies,

                                                                            F-18
The Scotts Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS commercial nurseries and greenhouses and specialty crop growers.

The International segment provides a broad range of controlled-release and water-soluble fertilizers and related products, including ornamental horticulture, turf and landscape, and consumer lawn and garden products which are sold to all customer groups mentioned above.

The following tables summarizes certain segment information for fiscal 1998, 1997 and 1996. The Company did not assign interest expense of $32.2 million, $25.2 million, or $25.0 million for fiscal 1998, 1997 or 1996, respectively, to the reportable segments.

                               N.A.                                     OTHER/
       (IN MILLIONS)         CONSUMER   PROFESSIONAL   INTERNATIONAL   CORPORATE    TOTAL
Sales:
                       1998   $733.7       $179.4         $199.9                   $1,113.0
                       1997    619.2        165.5          114.6                      899.3
                       1996    524.1        160.4           65.9                      750.4
Operating Income (Loss):
                       1998   $ 85.5       $ 13.9         $ 21.7       $  (27.0)   $   94.1
                       1997     87.1         14.6           19.4          (26.3)       94.8
                       1996     40.9          2.2           14.7          (31.5)       26.3
Operating Margin:
                       1998     11.7%         7.7%          10.9%            nm        8.4%
                       1997     14.1          8.8           16.9             nm        10.5
                       1996      7.8          1.4           22.3             nm         3.5
Depreciation and Amortization:
                       1998   $ 11.9       $  2.4         $  4.0       $   19.5    $   37.8
                       1997     11.3          1.7            1.5           15.9        30.4
                       1996     12.4          1.7            0.4           14.8        29.3
Capital Expenditures:
                       1998   $ 19.6       $  9.2         $  5.1       $    7.4    $   41.3
                       1997     17.6          4.2            2.2            4.6        28.6
                       1996     10.4          2.4            1.4            4.0        18.2
Total Assets:
                       1998   $315.9       $119.4         $108.8       $  491.1    $1,035.2
                       1997    256.1         94.3           62.6          374.6       787.6

nm Not meaningful.

Other/Corporate operating loss for the fiscal years ended September 30, 1998, 1997 and 1996 primarily includes unallocated portions of the unusual charges described in Note 4 of $4.9 million, $7.8 million and $17.4 million, respectively; amortization of intangibles not assigned to business segments of $12.9 million, $10.0 million and $8.9 million, respectively; and corporate general and administrative expense of $9.2 million, $8.5 million and $5.2 million, respectively.

Operating income for fiscal 1998 and 1996 includes $20.4 million and $17.7 million of restructuring charges, respectively.

Other/Corporate assets primarily include all intangible assets (including goodwill) not assigned to the business segments as well as deferred tax assets.

NOTE 19.  QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal 1998 and 1997:

    (IN MILLIONS)       1(ST) QTR   2(ND) QTR   3(RD) QTR   4(TH) QTR   FULL YEAR
FISCAL 1998
Net sales                 $124.8      $430.1      $367.0      $191.1    $1,113.0
Gross profit                41.3       170.5       131.3        54.9       398.0
Net income (loss)           (5.5)       32.8        24.4       (15.4)       36.3
Basic earnings per
 common share               (.42)       1.62        1.18        (.96)       1.42
Shares used in basic
 EPS calculation            18.7        18.7        18.7        18.6        18.7
Diluted earnings per
 Common share               (.42)       1.08         .80        (.96)       1.20
Shares used in diluted
 EPS calculation            18.7        30.4        30.6        18.6        30.3

     (IN MILLIONS)       1(ST) QTR   2(ND) QTR   3(RD) QTR   4(TH) QTR   FULL YEAR
FISCAL 1997
Net sales                  $ 99.9      $345.9      $298.5      $155.0     $899.3
Gross profit                 32.3       138.1       110.2        45.1      325.7
Net income (loss)            (6.0)       27.9        21.1        (3.5)      39.5
Basic earnings per
 common share                (.45)       1.37        1.01        (.32)      1.60
Shares used in basic
 EPS calculation             18.6        18.6        18.6        18.7       18.6
Diluted earnings per
 common share                (.45)        .95         .71        (.32)      1.35
Shares used in diluted
 EPS calculation             18.6        29.3        29.9        18.7       29.3

NOTES:

Certain reclassifications have been made within interim periods.

Fiscal 1998 results of operations included $20.4 million of restructuring and other non-recurring charges, all of which were recorded in the fourth quarter.

Fiscal 1997 results of operations included $6.0 million of asset valuation charges, $4.2 million and $1.8 million in the second and fourth quarters, respectively.

The Company's business is highly seasonal with approximately 72% of sales occurring in the second and third fiscal quarters combined.

NOTE 20.  SUBSEQUENT EVENTS

On November 13, 1998, the Company signed a definitive agreement with Monsanto Company to acquire the assets of Monsanto's consumer lawn and garden businesses, exclusive of the Roundup(R) business, for approximately $300 million. The acquired businesses will include the Ortho(R) line of pesticides which encompasses brands such as Weed-B-Gon(R), Rose Pride(R) and Home Defense(R). As part of the agreement, the Company will also acquire Green Cross(R), a leading pesticides business in Canada. The

F-19
                                             The Scotts Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company expects to consummate the purchase of the non-Roundup(R) businesses in the second quarter of fiscal 1999.

On October 7, 1998, the Company acquired RPJ, continental Europe's largest consumer lawn and garden products company, for approximately $216 million, from Rhone-Poulenc Agro and its affiliates.

On December 4, 1998, the Company and certain of its subsidiaries entered into new credit facilities which provide for borrowings in the aggregate principal amount of $1.025 billion and consist of term loan facilities in the aggregate amount of $525 million and a revolving credit facility in the amount of $500 million.

The term loan facilities consist of three tranches. The Tranche A Term Loan Facility consists of a 6 1/2 year term loan facility in an aggregate principal amount of $265 million, which is divided into three sub-tranches of French Francs, German Deutschemarks and British Pounds Sterling. The Tranche A Term Loans are to be repaid quarterly over a 6 1/2 year period. The Tranche B Term Loan Facility consists of a 7 1/2 year term loan facility in an aggregate principal amount of $140 million, which is to be repaid in nominal quarterly installments for the first 6 1/2 years and in substantial quarterly installments in the final year. The Tranche C Term Loan Facility consists of a 8 1/2 year term loan facility in an aggregate principal amount of $120 million, which is to be repaid in nominal quarterly installments for the first 7 1/2 years and in substantial quarterly installments in the final year.

The revolving credit facility provides for loans up to $500 million, which are available on a revolving basis for a term of 6 1/2 years. A portion of the revolving credit facility, not to exceed $40 million, is available for the issuance of letters of credit. Additionally, a portion of the facility, not to exceed $30 million, is available for swing line loans on same-day notice. A portion of the facility, not to exceed $225 million, is available for borrowings in optional currencies, including German Deutschemarks, British Pounds Sterling, French Francs, Belgian Francs, Italian Lira and other specified currencies, provided that the outstanding revolving loans in optional currencies other than British Pounds Sterling do not exceed $120 million. The outstanding principal amount of all revolving credit loans may not exceed $150 million for at least 30 consecutive days during any calendar year.

Interest rates and commitment fees pursuant to the new credit facilities vary according to the Company's leverage ratios and also within tranches. Financial covenants include minimum net worth, interest coverage and net leverage ratios. Other covenants include limitations on: indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sale of assets, leases, dividends, capital expenditures, and investments, among others.

On December 15, 1998, the Company acquired Asef Holding B.V., a privately-held Netherlands-based lawn and garden products company, for approximately $22 million.

                                                                            F-20
The Scotts Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                       PricewaterhouseCoopers LLP
                                       Columbus, Ohio
October 23, 1998
 Except for Note 20 as to which the date is December 15, 1998.

                                                                            F-21
                                             The Scotts Company and Subsidiaries

                      THE SCOTTS COMPANY AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998
                                 (IN MILLIONS)

                 Column A                    Column B     Column C     Column D      Column E      Column F
                 --------                   ----------    ---------    ---------    ----------    ----------
                                             Balance                   Additions    Deductions
                                                at                      charged      credited      Balance
                                            beginning     Reserves        to           and          at end
              Classification                of period     Acquired      expense     write-offs    of period
              --------------                ----------    ---------    ---------    ----------    ----------
Valuation and qualifying accounts deducted
  from the assets to which they apply:
Inventory reserve.........................    $11.8         $0.5         $4.8         $(5.1)        $12.0
Allowance for doubtful Accounts...........      5.7          0.8          2.6          (2.8)          6.3

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997
                                 (IN MILLIONS)

                 Column A                    Column B     Column C     Column D      Column E      Column F
                 --------                   ----------    ---------    ---------    ----------    ----------
                                             Balance                   Additions    Deductions
                                                at                      charged      credited      Balance
                                            beginning     Reserves        to           and          at end
              Classification                of period     Acquired      expense     write-offs    of period
              --------------                ----------    ---------    ---------    ----------    ----------
Valuation and qualifying accounts deducted
  from the assets to which they apply:
Inventory reserve.........................     $8.7         $2.0         $8.5         $(7.4)        $11.8
Allowance for doubtful accounts...........      4.1          0.9          1.6          (0.9)          5.7

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996
                                 (IN MILLIONS)

                 Column A                    Column B     Column C     Column D      Column E      Column F
                 --------                   ----------    ---------    ---------    ----------    ----------
                                             Balance                   Additions    Deductions
                                                at                      charged      credited      Balance
                                            beginning     Reserves        to           and          at end
              Classification                of period     Acquired      expense     write-offs    of period
              --------------                ----------    ---------    ---------    ----------    ----------
Valuation and qualifying accounts deducted
  from the assets to which they apply:
Inventory reserve.........................     $6.7           --         $8.0         $(6.0)         $8.7
Allowance for doubtful accounts...........      3.4           --          3.4          (2.7)          4.1


F-22
The Scotts Company and Subsidiaries

                               THE SCOTTS COMPANY

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                               INDEX TO EXHIBITS

Exhibit No.                           Description                                        Location
-----------                           -----------                                        --------
     2(a)     Amended and Restated Agreement and Plan of Merger, dated as     Incorporated herein by
              of May 19, 1995, among Stern's Miracle-Gro Products, Inc.,      reference to the Registrant's
              Stern's Nurseries, Inc., Miracle-Gro Lawn Products, Inc.,       Current Report on Form 8-K
              Miracle-Gro Products Limited, Hagedorn Partnership, L.P.,       filed with the Securities and
              the general partners of Hagedorn Partnership, L.P., Horace      Exchange Commission (the "SEC")
              Hagedorn, Community Funds, Inc., and John Kenlon, The Scotts    on June 2, 1995 (File No.
              Company (the "Registrant"), and ZYX Corporation                 0-19768) [Exhibit 2(b)]


     2(b)     Agreement for the Sale and Purchase of Levington Group          Incorporated herein by
              Limited, dated December 12, 1997, between Scotts Holdings       reference to the Registrant's
              Limited, as Purchaser, and Prudential Nominees Limited PAC      Current Report on Form 8-K
              Account; Prudential Nominees Limited PSPS Account;              dated December 29, 1997 (File
              Prudential Nominees Limited USV Account; Prudential Nominees    No. 1-11593) [Exhibit 2]
              Limited BMV Account; Prudential Nominees Limited Holborn
              Account; Prutec Limited; The Sears Pension Plan by The Chase
              Manhattan Bank NA; HSBC Equity Limited; Candover Investments
              plc; Candover Trustees Limited; Candover Partners Limited as
              General Partner of Candover 1991 Lead Investors Limited
              Partner; Candover Partners Limited as General Partner of
              Candover 1991 UK Limited Partnership; Candover Partners
              Limited as General Partner of Candover 1991 US Limited
              Partnership; 3i Group plc; NatWest Ventures Investments
              Limited; Philip Parry; Mrs. L. Parry; Philip Parry and Lynne
              Parry as trustees of the Parry Trust; N.W. Gibbs; Mrs. A.
              Gibbs; N.W. Gibbs and A. Gibbs as trustees of the Gibbs
              Trusts; P.J. Elsdon; Mrs. B. Elsdon; P.J. Elsdon and B.
              Elsdon as trustees of the Elsdon Trust; and Fairmount
              Trustee Services Limited as trustee for the time being of
              the Levington Unapproved Pension Fund, as Sellers


     2(c)     Master Contract, dated September 30, 1998, by and between       Incorporated herein by
              Rhone-Poulenc Agro; the Registrant; Scotts Celaflor GmbH &      reference to the Registrant's
              Co. K.G.; "David" Sechsundfunfzigste Beteiligungs und           Current Report on Form 8-K
              Verwaltungsgesellschaft mbH; Rhone-Poulenc Agro Europe GmbH;    dated October 22, 1998 (File
              Scotts France Holdings S.A.R.L.; Scotts France S.A.R.L.; and    No. 1-11593) [Exhibit 2]
              Scotts Belgium 2 B.V.B.A.


     2(d)     Asset Purchase Agreement, dated as of November 11, 1998,        *
              between Monsanto Company and the Registrant


     3(a)     Amended Articles of Incorporation of the Registrant as filed    Incorporated herein by
              with the Ohio Secretary of State on September 20, 1994          reference to the Registrant's
                                                                              Annual Report on Form 10-K for
                                                                              the fiscal year ended September
                                                                              30, 1994 (File No. 0-19768)
                                                                              [Exhibit 3(a)]

                                                                             E-1
                                             The Scotts Company and Subsidiaries

Exhibit No.                           Description                                        Location
-----------                           -----------                                        --------
     3(b)     Certificate of Amendment by Shareholders to the Articles of     Incorporated herein by
              Incorporation of the Registrant as filed with the Ohio          reference to the Registrant's
              Secretary of State on May 4, 1995                               Quarterly Report on Form 10-Q
                                                                              for the fiscal quarter ended
                                                                              April 1, 1995 (File No.
                                                                              0-19768) [Exhibit 4(b)]

     3(c)     Regulations of the Registrant (reflecting amendments adopted    Incorporated herein by
              by the shareholders of the Registrant on April 6, 1995)         reference to the Registrant's
                                                                              Quarterly Report on Form 10-Q
                                                                              for the fiscal quarter ended
                                                                              April 1, 1995 (File No.
                                                                              0-19768) [Exhibit 4(c)]

     4(a)     Form of Series A Warrant                                        Included in Exhibit 2(a) above

     4(b)     Form of Series B Warrant                                        Included in Exhibit 2(a) above

     4(c)     Form of Series C Warrant                                        Included in Exhibit 2(a) above

     4(d)     Credit Agreement, dated as of December 4, 1998, by and among    Incorporated herein by
              the Registrant; OM Scott International Investments Ltd.,        reference to the Registrant's
              Miracle Garden Care Limited, Scotts Holdings Limited,           Current Report on Form 8-K,
              Hyponex Corporation, Scotts' Miracle-Gro Products, Inc.,        dated December 11, 1998 (File
              Scotts-Sierra Horticultural Products Company, Republic Tool     No. 1-11593) [Exhibit 4]
              & Manufacturing Corp., Scotts-Sierra Investments, Inc.,
              Scotts France Holdings SARL, Scotts Holding GmbH, Scotts
              Celaflor GmbH & Co. KG, Scotts France SARL, Scotts Belgium 2
              BVBA and The Scotts Company (UK) Ltd. as Subsidiary
              Borrowers; the lenders party thereto; The Chase Manhattan
              Bank as Administrative Agent; Salomon Smith Barney, Inc. as
              Syndication Agent; Credit Lyonnais Chicago Branch and NBD
              Bank as Co-Documentation Agents; and Chase Securities Inc.
              as Lead Arranger and as Book Manager

     4(e)     Subordinated Indenture, dated as of June 1, 1994, among The     Incorporated herein by
              Scotts Company, a Delaware corporation ("Scotts Delaware"),     reference to the Registration
              The O.M. Scott & Sons Company ("OMS") and Chemical Bank, as     Statement on Form S-3 of Scotts
              trustee                                                         Delaware filed with the SEC on
                                                                              June 1, 1994 (Registration No.
                                                                              33-53941) [Exhibit 4(b)]

                                                                             E-2
The Scotts Company and Subsidiaries

Exhibit No.                           Description                                        Location
-----------                           -----------                                        --------
     4(f)     First Supplemental Indenture, dated as of July 12, 1994,        Incorporated herein by
              among Scotts Delaware, OMS and Chemical Bank, as trustee        reference to Scotts Delaware's
                                                                              Current Report on Form 8-K
                                                                              dated July 18, 1994 (File No.
                                                                              0-19768) [Exhibit 4.1]


     4(g)     Second Supplemental Indenture, dated as of September 20,        Incorporated herein by
              1994, among the Registrant, OMS, Scotts Delaware and            reference to the Registrant's
              Chemical Bank, as trustee                                       Annual Report on Form 10-K for
                                                                              the fiscal year ended September
                                                                              30, 1994 (File No. 0-19768)
                                                                              [Exhibit 4(i)]


     4(h)     Third Supplemental Indenture, dated as of September 30,         Incorporated herein by
              1994, between the Registrant and Chemical Bank, as trustee      reference to the Registrant's
                                                                              Annual Report on Form 10-K for
                                                                              the fiscal year ended September
                                                                              30, 1994 (File No. 0-19768)
                                                                              [Exhibit 4(j)]


    10(a)     The Scotts Company Associates' Pension Plan as amended          Incorporated herein by
              effective January 1, 1989 and December 31, 1995 (the            reference to the Registrant's
              "Pension Plan")                                                 Annual Report on Form 10-K for
                                                                              the fiscal year ended September
                                                                              30, 1996 (File No. 1-11593)
                                                                              [Exhibit 10(a)]


    10(b)     First Amendment to the Pension Plan                             Incorporated herein by
                                                                              reference to the Registrant's
                                                                              Annual Report on Form 10-K for
                                                                              the fiscal year ended September
                                                                              30, 1997 (File No. 1-11593)
                                                                              [Exhibit 10(b)]


    10(c)     The Scotts Company Retirement Savings Plan                      *


    10(d)     First Amendment to The Scotts Company Retirement Savings        *
              Plan


    10(e)     Second Amendment to The Scotts Company Retirement Savings       *
              Plan


    10(f)     The O.M. Scott & Sons Company Excess Benefit Plan, effective    Incorporated herein by
              October 1, 1993                                                 reference to Scotts Delaware's
                                                                              Annual Report on Form 10-K for
                                                                              the fiscal year ended September
                                                                              30, 1993 (File No. 0-19768)
                                                                              [Exhibit 10(h)]

                                                                             E-3
                                             The Scotts Company and Subsidiaries

Exhibit No.                           Description                                        Location
-----------                           -----------                                        --------
    10(g)     The Scotts Company 1992 Long Term Incentive Plan                Incorporated herein by
                                                                              reference to Scotts Delaware's
                                                                              Registration Statement on Form
                                                                              S-8 filed on March 26, 1993
                                                                              (Registration No. 33-60056)
                                                                              [Exhibit 4(f)]


    10(h)     The Scotts Company 1998 Executive Annual Incentive Plan         *


    10(i)     The Scotts Company 1996 Stock Option Plan (as amended           *
              through September 1, 1998)


    10(j)     The Scotts Company Executive Retirement Plan                    *


    10(k)     Employment Agreement, dated as of May 19, 1995, between the     Incorporated herein by
              Registrant and James Hagedorn                                   reference to the Registrant's
                                                                              Annual Report on Form 10-K for
                                                                              the fiscal year ended September
                                                                              30, 1995 (File No. 1-11593)
                                                                              [Exhibit 10(p)]


    10(l)     Consulting Agreement, dated July 9, 1997, among Scotts'         Incorporated herein by
              Miracle-Gro Products, Inc., the Registrant and Horace           reference to the Registrant's
              Hagedorn                                                        Annual Report on Form 10-K for
                                                                              the fiscal year ended September
                                                                              30, 1997 (File No. 1-11593
                                                                              [Exhibit 10(1)]


    10(m)     Employment Agreement, dated as of May 19, 1995, among           Incorporated herein by
              Stern's Miracle-Gro Products, Inc. (nka Scotts' Miracle-Gro     reference to the Registrant's
              Products, Inc.), the Registrant and John Kenlon                 Annual Report on Form 10-K for
                                                                              the fiscal year ended September
                                                                              30, 1996 (File No. 1-11593)
                                                                              [Exhibit 10(k)]


    10(n)     Employment Agreement, dated as of August 7, 1998, between       *
              the Registrant and Charles M. Berger, and three attached
              Stock Option Agreements with the following effective dates:
              September 23, 1998; October 21, 1998 and September 24, 1999


    10(o)     Stock Option Agreement, dated as of August 7, 1996, between     Incorporated herein by
              the Registrant and Charles M. Berger                            reference to the Registrant's
                                                                              Annual Report on Form 10-K for
                                                                              the fiscal year ended September
                                                                              30, 1996 (File No. 1-11593)
                                                                              [Exhibit 10(m)]


E-4
The Scotts Company and Subsidiaries

Exhibit No.                           Description                                        Location
-----------                           -----------                                        --------
    10(p)     Letter Agreement, dated December 23, 1996, between the          Incorporated herein by
              Registrant and Jean H. Mordo                                    reference to the Registrant's
                                                                              Annual Report on Form 10-K for
                                                                              the fiscal year ended September
                                                                              30, 1997 (File No. 1-11593)
                                                                              [Exhibit 10(p)]


    10(q)     Specimen form of Stock Option Agreement for Non-Qualified       *
              Stock Options


    10(r)     Letter Agreement, dated April 10, 1997, between the             Incorporated herein by
              Registrant and G. Robert Lucas                                  reference to the Registrant's
                                                                              Annual Report on Form 10-K for
                                                                              the fiscal year ended September
                                                                              30, 1997 (File No. 1-11593)
                                                                              [Exhibit 10(r)]


    10(s)     Letter Agreement, dated December 17, 1997, between the          *
              Registrant and William R. Radon


    10(t)     Letter Agreement, dated March 30, 1998, between the             *
              Registrant and William A. Dittman


    10(u)     Amended and Restated Exclusive Agency and Marketing             *
              Agreement, dated as of September 30, 1998, between Monsanto
              Company and the Registrant


    10(v)     Exclusive Distributor Agreement -- Horticulture, effective      *
              as of June 22, 1998, between the Registrant and AgrEvo USA


    21        Subsidiaries of the Registrant                                  *


    23        Consent of Independent Accountants                              *


    27        Financial Data Schedule                                         *

---------------

*Filed herewith.

                                                                             E-5
                                             The Scotts Company and Subsidiaries