Form 10-Q
period 1999-01-02
SCOTTS COMPANY
filed 1999-02-16
CIK 825542

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 2, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 1-11593

                               THE SCOTTS COMPANY
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                       31-1414921
---------------------------------         -------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                              14111 Scottslawn Road
                             Marysville, OHIO 43041
                    ---------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (937) 644-0011
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                   No Change
----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No
                                       ---    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               18,307,025                   Outstanding at February 10, 1999
----------------------------------------    -----------------------------------
Common Shares, voting, no par value




                            Exhibit Index at page 27

                       THE SCOTTS COMPANY AND SUBSIDIARIES

                                      INDEX



                                                                             PAGE NO.

Part  I.  Financial Information:
   Item 1.  Financial Statements

           Condensed, Consolidated Statements of Operations - Three
           month periods ended January 2, 1999 and January 3, 1998                3

           Condensed, Consolidated Statements of Cash Flows - Three
           month periods ended January 2, 1999 and January 3, 1998                4

           Condensed, Consolidated Balance Sheets -
           January 2, 1999, January 3, 1998, and September 30, 1998               5

           Notes to Condensed Consolidated Financial Statements                  6-12

   Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                        13-23

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk           24


Part II.  Other Information

   Item 1.  Legal Proceedings                                                    25

   Item 6.  Exhibits and Reports on Form 8-K                                     25


Signatures                                                                       26


Exhibit Index                                                                    27


                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in millions except per share amounts)

                                                           Three Months Ended
                                                         -------------------------
                                                         January 2,     January 3,
                                                           1999          1998
                                                          -------      ----------
Net sales                                                 $ 184.4       $ 124.8
Cost of sales                                               119.7          83.5
                                                          -------       -------
Gross profit                                                 64.7          41.3

Commission earned from agency agreement                       5.0          --


Operating expenses:
  Advertising and promotion                                  16.7          10.3
  Selling, general and administrative                        53.9          31.9
  Amortization of goodwill and other                          4.9           2.7
    intangibles
  Restructuring and other charges                             1.4          --
  Other income, net                                          (0.1)         (0.3)
                                                          -------       -------
Loss from operations                                         (7.1)         (3.3)

Interest expense                                              9.8           6.4
                                                          -------       -------
Loss before income taxes                                    (16.9)         (9.7)

Income tax benefit                                           (6.9)         (4.2)
                                                          -------       -------
Net loss before extraordinary item                          (10.0)         (5.5)

Extraordinary loss on early extinguishment
  of debt, net of tax                                         0.4          --
                                                          -------       -------
Net loss                                                    (10.4)         (5.5)
                                                          -------       -------

Preferred stock dividends                                     2.4           2.4
                                                          -------       -------

Loss applicable to common shareholders                    $ (12.8)      $  (7.9)
                                                          =======       =======


Basic earnings per common share:
    Before extraordinary item                             $  (.68)      $  (.42)
    Extraordinary item, net of tax                           (.02)         --
                                                          -------       -------
                                                             (.70)         (.42)
                                                          -------       -------

Diluted earnings per common share:
    Before extraordinary item                             $  (.68)      $  (.42)
    Extraordinary item, net of tax                           (.02)           -
                                                          -------       -------
                                                             (.70)         (.42)
                                                          -------       -------

Common shares used in basic earnings
      per share calculation                                  18.3          18.7
                                                          =======       =======

Common shares and potential common shares
used in diluted earnings per share calculation               18.3          18.7
                                                          =======       =======


See notes to condensed, consolidated financial statements

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in millions)


                                                               Three Months Ended
                                                             -----------------------
                                                             January 2,  January 3,
                                                                1999       1998
                                                               ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $(10.4)   $ (5.5)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                           11.8       8.1
         Net change in certain components of
             working capital                                   (134.9)    (89.2)
         Net change in other assets and
             liabilities and other adjustments                  (29.9)     (1.9)
                                                               ------    ------
                  Net cash used in operating activities        (163.4)    (88.5)
                                                               ------    ------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property, plant and equipment, net             (13.8)     (7.6)
   Investment in acquired businesses, net of cash acquired     (160.7)    (88.8)
   Other, net                                                    (7.6)     --
                                                               ------    ------
                  Net cash used in investing activities        (182.1)    (96.4)
                                                               ------    ------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under term loans, revolving
   and bank lines of credit                                     372.6     194.4
  Payment on interest rate locks                                (15.2)     --
  Financing fees                                                (10.2)     --
  Dividends on Class A Convertible Preferred Stock               (4.9)     (2.4)
  Other, net                                                      0.9       0.4
                                                               ------    ------
                  Net cash provided by financing activities     343.2     192.4
                                                               ------    ------

Effect of exchange rate changes on cash                          (0.1)     (0.1)
                                                               ------    ------

Net (decrease) increase in cash                                  (2.4)      7.4

Cash at beginning of period                                      10.6      13.0
                                                               ------    ------

Cash at end of period                                          $  8.2    $ 20.4
                                                               ======    ======

SUPPLEMENTAL CASH FLOW INFORMATION:
   Businesses Acquired:
     Fair value of assets acquired                             $260.3    $119.8
     Liabilities assumed                                        (57.6)    (27.5)
     Cash paid                                                    4.8       0.4
     Debt issued                                               $197.9    $ 91.9





See notes to condensed, consolidated financial statements

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                     CONDENSED, CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                     ASSETS


                                                                 Unaudited

                                                           January 2,  January 3, September 30,
                                                             1999        1998       1998
                                                            --------    --------  --------

Current assets:
   Cash                                                     $    8.2    $   20.4  $   10.6
   Accounts receivable, less allowances
     of $8.6, $6.5 and $6.3, respectively                      206.7       148.0     146.6
   Inventories, net                                            298.2       210.4     177.7
   Current deferred tax asset                                   31.4        19.1      20.8
   Prepaid and other assets                                     21.5         3.6      11.5
                                                            --------    --------  --------
     Total current assets                                      566.0       401.5     367.2
                                                            --------    --------  --------

Property, plant and equipment, net                             208.9       168.7     197.0
Intangible assets, net                                         620.4       414.1     435.1
Other assets                                                    50.2         4.0      35.9
                                                            --------    --------  --------

     Total assets                                           $1,445.5    $  988.3  $1,035.2
                                                            ========    ========  ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term debt                                          $   24.4    $   93.7  $   13.3
   Accounts payable                                            112.5        62.2      77.8
   Accrued liabilities                                          96.7        65.7     124.9
   Accrued taxes                                                14.8        21.9      15.9
                                                            --------    --------  --------
     Total current liabilities                                 248.4       243.5     231.9

Long-term debt                                                 754.8       324.5     359.2
Other liabilities                                               51.2        39.8      40.2
                                                            --------    --------  --------

     Total liabilities                                       1,054.4       607.8     631.3
                                                            --------    --------  --------

Commitments and contingencies

Shareholders' equity:
   Class A Convertible Preferred Stock, no par value           177.3       177.3     177.3
   Common shares, no par value per share, $.01 stated
     value per share, issued 21.1 shares in 1999 and 1998        0.2         0.2       0.2
   Capital in excess of par value                              208.7       207.9     208.7
   Retained earnings                                            63.8        42.2      76.6
   Treasury stock, 2.8, 2.4, and 2.8 shares,
     respectively, at cost                                     (55.5)      (41.6)    (55.9)
   Accumulated other comprehensive income:
     Foreign currency translation account                       (3.4)       (5.5)     (3.0)
                                                            --------    --------  --------

     Total shareholders' equity                                391.1       380.5     403.9
                                                            --------    --------  --------

     Total liabilities and shareholders' equity             $1,445.5    $  988.3  $1,035.2
                                                            ========    ========  ========

See notes to condensed, consolidated financial statements

                       THE SCOTTS COMPANY AND SUBSIDIARIES
             Notes to Condensed, Consolidated Financial Statements
   (all amounts are in millions except per share data or as otherwise noted)


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

      ORGANIZATION AND BASIS OF PRESENTATION

      The condensed, consolidated financial statements include the accounts of The Scotts Company and its subsidiaries, (collectively, the "Company"). All material intercompany transactions have been eliminated.

      The condensed, consolidated balance sheets as of January 2, 1999 and January 3, 1998, and the related condensed, consolidated statements of operations and cash flows for the three month periods ended January 2, 1999 and January 3, 1998 are unaudited; however, in the opinion of management, such financial statements contain all adjustments necessary for the fair presentation of the Company's financial position and results of operations. Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the financial statements and accompanying notes in Scotts' fiscal 1998 Annual Report on Form 10-K.

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

      RECLASSIFICATIONS

      Certain reclassifications have been made in prior periods' financial statements to conform to fiscal 1999 classifications.

2.    ACQUISITIONS

      Effective October 1998, the Company acquired Rhone-Poulenc Jardin ("RPJ"), continental Europe's largest consumer lawn and garden products company, for approximately $216.0 million, subject to adjustment based on working capital as of the closing date and as defined in the purchase agreement.

      Effective February 1998, the Company acquired all the shares of EarthGro, Inc. ("EarthGro"), a regional growing media company located in Glastonbury, Connecticut, for approximately $47.0 million.

      Effective December 1997, the Company acquired all the shares of Levington Group Limited ("Levington"), a leading producer of consumer and professional lawn fertilizer and growing media in the U.K., for approximately $94.0 million.

      During fiscal 1999 and 1998, the Company also invested in or acquired other entities consistent with its long-term strategic plan. These investments include Asef Holding BV, Scotts Lawn Service, Sanford Scientific, Inc. (genetics) and the U.S. Home and Garden Consumer Products Business of AgrEvo Environmental Health, Inc. (pesticides), which is expected to be divested in fiscal 1999.

      Each of the above acquisitions was accounted for under the purchase method of accounting. Accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. A final allocation of the purchase price to acquired net assets associated with the RPJ and Asef Holding BV acquisitions is pending. The excess of the purchase price over the net book value of acquired assets is currently recorded on the balance sheet as an intangible asset. Intangible assets associated with the purchase of EarthGro and Levington were $21.6 million and $62.8 million, respectively. Intangible assets associated with the other acquisitions mentioned above are approximately $43.0 million on a combined basis.

      The following unaudited pro forma results of operations give effect to the RPJ, Earthgro, and Levington acquisitions as if they had occurred on October 1, 1997.


                                                        Three Months Ended
                                                        ------------------
                                                      January 2,       January 3,
                                                         1999            1998
                                                         ----            ----
      (in millions)
Net sales                                              $ 184.4          $ 175.9
Loss before extraordinary loss                           (10.0)            (7.3)
Net loss                                                 (10.4)            (7.3)

Basic earnings per share:
   Before extraordinary loss                           $ (0.68)         $ (0.52)
   After extraordinary loss                              (0.70)           (0.52)

Diluted earnings per share
   Before extraordinary loss                           $ (0.68)         $ (0.52)
   After extraordinary loss                              (0.70)           (0.52)


      The pro forma information provided does not purport to be indicative of actual results of operations if the RPJ, Earthgro and Levington acquisitions had occurred as of October 1, 1997, and is not intended to be indicative of future results or trends.


3.    AGENCY AGREEMENT

      Effective September 30, 1998, the Company entered into an agreement with Monsanto for exclusive international marketing and agency rights to Monsanto's consumer Roundup(R) herbicide products. In connection with the agreement, the Company paid a $32.0 million deferred marketing fee that is being amortized over 20 years. The agreement covers most major consumer lawn and garden markets in the world, including the U.S., Canada, Germany, France, other parts of continental Europe, and Australia.

      The agreement provides for the company to earn a commission based on the EBIT (as defined by the agreement) generated annually by the global Roundup(R) business. The Company has recorded $5.0 million in the first quarter of fiscal 1999, representing a pro-rata share of the estimated amount to be earned for the year.


4.    INVENTORIES

      Inventories, net of provisions of $15.0 million, $12.3 million and $12.0 million, respectively, consisted of:

                                         January 2,       January 3,    September 30,
       (in millions)                         1999           1998           1998
                                            ------         ------         ------

Finished goods                              $227.3         $157.4         $121.0
Raw materials                                 70.4           51.4           55.8
                                            ------         ------         ------
FIFO cost                                    297.7          208.8          176.8
LIFO reserve                                   0.5            1.6            0.9
                                            ------         ------         ------
  Total                                     $298.2         $210.4         $177.7
                                            ======         ======         ======

5.    INTANGIBLE ASSETS, NET

                                         January 2,      January 3,      September 30,
       (in millions)                       1999            1998            1998
                                          ------          ------          ------
Goodwill                                  $386.6          $260.0          $268.1
Trademarks                                 141.9           133.3           144.0
Other                                       91.9            20.8            23.0
                                          ------          ------          ------
  Total                                   $620.4          $414.1          $435.1
                                          ======          ======          ======

6.    LONG-TERM DEBT

                                                January 2,   January 3,  September 30,
       (in millions)                               1999        1998        1998
                                                  ------      ------      ------
Revolving loans under credit facility             $ 98.3      $308.7      $253.5
Term loans under credit facility                   525.0        --          --
9 7/8% Senior Subordinated Notes
    $100.0 face amount (net of
    unamortized discount)                           99.5        99.5        99.5
Deferred acquisition price                          42.8        --           5.6
Foreign term loans                                   9.0         9.0         9.0
Capital lease obligations and other                  4.6         1.0         4.9
                                                  ------      ------      ------
                                                   779.2       418.2       372.5
Less current portions                               24.4        93.7        13.3
                                                  ------      ------      ------

                                                  $754.8      $324.5      $359.2
                                                  ======      ======      ======

      On December 4, 1998, the Company and certain of its subsidiaries entered into a new credit facility which provides for borrowings in the aggregate principal amount of $1.025 billion and consists of term loan facilities in the aggregate amount of $525 million and a revolving credit facility in the amount of $500 million. Proceeds from borrowings under the new credit facility of approximately $241.0 million were used to repay amounts outstanding under the then existing credit facility. Gross borrowings and gross repayments under the credit facility were $817.7 million and $445.1 million, respectively, for the three months ended January 2, 1999. An $0.4 million extraordinary loss, net of tax, was recorded in connection with the retirement of the old facility.

      The term loan facilities consist of three tranches. The Tranche A Term Loan Facility consists of three sub-tranches of French Francs, German Deutschemarks and British Pounds Sterling in an aggregate principal amount of $265 million which are to be repaid quarterly over a 6 1/2 year period. The Tranche B Term Loan Facility is a 7 1/2 year term loan facility in an aggregate principal amount of $140 million, which is to be repaid in nominal quarterly installments for the first 6 1/2 years and in substantial quarterly installments in the final year. The Tranche C Term Loan Facility is a 8 1/2 year term loan facility in an aggregate principal amount of $120 million, which is to be repaid in nominal quarterly installments for the first 7 1/2 years and in substantial quarterly installments in the final year.

      The revolving credit facility provides for borrowings up to $500 million, which are available on a revolving basis over a term of 6 1/2 years. A portion of the revolving credit facility not to exceed $40 million is available for the issuance of letters of credit. A portion of the facility not to exceed $225 million is available for borrowings in optional currencies, including German Deutschemarks, British Pounds Sterling, French Francs, Belgian Francs, Italian Lira and other specified currencies, provided that the outstanding revolving loans in optional currencies other than British Pounds Sterling does not exceed $120 million. The outstanding principal amount of all revolving credit loans may not exceed $150 million for at least 30 consecutive days during any calendar year.

      Interest rates and commitment fees pursuant to the new credit facility vary according to the Company's leverage ratios and also within tranches. Financial covenants include minimum net worth, interest coverage and net leverage ratios. Other covenants include limitations on: indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sale of assets, leases, dividends, capital expenditures, and investments, among others.

      Approximately $10.2 million dollars of financing costs associated with the new credit facility have been deferred as of January 2, 1999 and are being amortized over a period of approximately 7 years.

      In conjunction with the acquisition of RPJ and Sanford Scientific, notes payable of $37.2 million and $5.6 million, respectively, were issued for certain portions of the total purchase price that are to be paid in annual installments over a four year period.

7.    EARNINGS PER COMMON SHARE

      The following table presents information necessary to calculate basic and diluted earnings per common share ("EPS"). For each period presented, basic and diluted EPS are equal since common share equivalents (stock options, Class A Convertible Preferred Stock and warrants) outstanding for each period were anti-dilutive and thus not considered in the diluted earnings per common share calculations.

                                                            Three Months Ended
                                                            ------------------
             (in millions except for per share data)       January 2,  January 3,
                                                             1999         1998
                                                            ------       ------
Net loss before extraordinary item                          $(10.0)      $ (5.5)
Extraordinary item, net of tax                                 0.4            -
                                                            ------       ------
Net loss                                                     (10.4)        (5.5)

Preferred Stock dividends                                     (2.4)        (2.4)
                                                            ------       ------
Loss applicable to common
    shareholders                                            $(12.8)      $ (7.9)
                                                            ======       ======

Common shares used in earnings
    per common share computation                              18.3         18.7
                                                            ======       ======

Basic and diluted earnings per common share
before extraordinary item                                   $ (.68)      $ (.42)
                                                            ======       ======

Extraordinary item, net of tax                              $ (.02)      $    -
                                                            ======       ======
Basic and diluted earnings per common share                 $ (.70)      $ (.42)
                                                            ======       ======

8.    STATEMENT OF COMPREHENSIVE INCOME

      Effective October 1, 1999 the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments, be presented in the Company's financial statements. The components of other comprehensive income and total comprehensive income for the three months ended January 2, 1999 and January 3, 1998 are as follows:

                                                              Three Months Ended
                                                              ------------------
                                                          January 2,     January 3,
             (in millions)                                    1999          1998
                                                          -----------    ----------
Net loss                                                      $(10.4)      $(5.5)

Other comprehensive income:
    Translation adjustments, net of taxes of
     $0.2 and $0.5, respectively                                (0.2)       (0.7)
                                                              ------       -----

Comprehensive income                                          $(10.6)      $(6.2)
                                                              ======       =====

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

      While the Company is unable to predict the ultimate outcome of this issue, management believes that the probable range of outcome will not be material to the Company. Many of the issues raised by the State are already being investigated and addressed by the Company during the normal course of conducting business.

      LAFAYETTE

      In July 1990, the Philadelphia District of the U.S. Army Corps of Engineers ("Corps") directed that peat harvesting operations be discontinued at Hyponex's Lafayette, New Jersey facility, based on its contention that peat harvesting and related activities result in the "discharge of dredged or fill material into waters of the United States" and therefore require a permit under Section 404 of the Clean Water Act. In May 1992, the United States filed suit in the U.S. District Court for the District of New Jersey seeking a permanent injunction against such harvesting, and civil penalties in an unspecified amount. If the Corps' position is upheld, it is possible that further harvesting of peat from this facility would be prohibited. The Company is defending this suit and is asserting a right to recover its economic losses resulting from the government's actions. The suit was placed in administrative suspense during fiscal 1996 in order to allow the Company and the government an opportunity to negotiate a settlement, and it remains suspended while the parties develop, exchange and evaluate technical data. In July 1997, the Company's wetlands consultant submitted to the government a draft remediation plan. Comments were received, and a revised plan was submitted in early 1998. Further immaterial comments from the government were received during 1998, and final agreement is expected sometime in 1999. Management does not believe that the outcome of this case will have a material adverse effect on the Company's operations or its financial condition. Furthermore, management believes the Company has sufficient raw material supplies available such that service to customers will not be materially adversely affected by continued closure of this peat harvesting operation.

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

10.  NEW ACCOUNTING STANDARDS

      In June of 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". In February and August of 1998, respectively, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." and SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities." SFAS No. 131 and 132 are effective for financial statements for fiscal years beginning after December 15, 1997. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999.

      SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders commencing in the year after adoption. SFAS No. 131 defines business segments as components of an enterprise about which separate financial information is available and used internally for evaluating segment performance and decision making on resource allocations. SFAS No. 131 requires reporting a measure of segment profit or loss, certain specific revenue and expense items, and segment assets; and other reporting about geographic and customer matters. The Company plans to adopt SFAS No. 131 in fiscal 1999.

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

      See Note 8 for a discussion of SFAS No. 130.


11.   RESTRUCTURING

      Restructuring and other charges totaled $1.9 million in the first quarter of fiscal 1999, of which $0.5 million is included in SG&A charges. These charges consist of severance and relocation costs to reorganize the North American Professional Business Group to strengthen distribution and technical sale support, integrate brand management across market segments and reduce annual operating expenses

      During fiscal 1998, the Company recorded $20.4 million of restructuring and other charges. Included in these charges are the following: (1)$6.0 million for consolidation of the Company's two U.K. operations into one lower-cost business, consisting primarily of property and equipment and packaging costs of $3.9 million and severance costs of $1.4 million; (2) $9.3 million for the closure of nine composting operations in the U.S. that collect yard and compost waste for certain municipalities, consisting primarily of losses under contractual commitments of $4.5 million and inventory and fixed asset write-offs of $4.8 million; and (3) $5.1 million for the sale or closure of certain other U.S. plants and businesses. The Company expects that these restructuring efforts will be completed during fiscal 1999.

      In connection with the charges taken for the consolidation of the two U.K. operations, the Company made $1.7 million of the estimated $3.8 million cash payments accrued for in fiscal 1998, primarily related to severance, packaging and information system costs. The Company estimates that the remaining payments will be made in fiscal 1999

      In connection with the charges taken for the closure of nine composting operations, the Company made $0.6 million of the estimated $5.0 million cash payments accrued for in fiscal 1998, primarily related to losses under contractual commitments. The Company estimates that of the remaining payments, $2.6 million will be made in fiscal 1999, while $1.8 million will be made in fiscal 2000.

      In connection with the charges taken for the sale or closure of certain other U.S. plants and businesses, no cash payments were made in the first quarter of fiscal 1999.

12.   SUBSEQUENT EVENTS

      On January 21, 1999, the Company consummated the acquisition of the assets of the Monsanto Company's consumer lawn and garden businesses, exclusive of the Roundup(R) business, for approximately $300 million, subject to adjustment based on working capital as of the closing date and as defined in the purchase agreement. The acquired businesses include the Ortho(R) line of pesticides which encompasses brands such as Weed-B-Gon(R), Rose Pride(R) and Home Defense(R). The Company also acquired Green Cross(R), a leading pesticides business in Canada.

      In conjunction with the Ortho acquisition, in January 1999 the Company completed an offering of $330 million of 10-year 8 5/8% Senior Subordinated Notes ("the Notes") due 2009. The net proceeds from the offering, together with borrowings under Scotts' bank facility, were used to fund the Ortho acquisition and repurchase approximately 97% of the Company's $100.0 million outstanding 9 7/8% Senior Subordinated Notes due August 2004. The Company recorded a loss on the extinguishment of the 9 7/8% notes of approximately $9.2 million, including a call premium of $7.1 million and the write-off of unamortized issuance costs and discounts associated with the 9 7/8% notes of $2.1 million.

      Coincidental with the notes offering, the Company settled its then outstanding interest rate lock for approximately $3.6 million. The Company entered into two interest rate locks in fiscal 1998 to hedge its anticipated interest rate exposure on the Note offering. In October 1998, the Company settled one of the interest rate locks for $9.3 and entered into a new interest rate lock instrument. The total amount paid under the interest rate locks of $12.9 million has been deferred and is being amortized over the life of the notes.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    (all amounts are in millions except per share data or as otherwise noted)

OVERVIEW

The Company is a leading manufacturer and marketer of consumer branded products for lawn and garden care, professional turf care and professional horticulture businesses in the United States and Europe. The Company's operations are divided into three business segments: North American Consumer, Professional and International. The North American Consumer segment includes the Lawns, Gardens, Growing Media, and as of October 1998, Pesticides business groups.

The Company's sales are seasonal in nature and are susceptible to global weather conditions, primarily in North America and Europe. For instance, periods of wet weather can slow fertilizer sales but can create increased demand for pesticide sales. Periods of dry, hot weather can have the opposite effect on fertilizer and pesticide sales. The Company believes that its recent acquisitions diversify both its product line risk and geographic risk to weather conditions.

On September 30, 1998, the Company entered into a long-term Exclusive Agency and Marketing Agreement (the "Roundup(R) Marketing Agreement") with Monsanto for its consumer Roundup(R) herbicide products. Under the Marketing Agreement, the Company and Monsanto will jointly develop global consumer and trade marketing programs for Roundup(R), and the Company has assumed responsibility for sales support, merchandising, distribution, logistics and certain administrative functions. In addition, on January 21, 1999, the Company consummated the acquisition of the assets of the Monsanto Company's consumer lawn and garden businesses, exclusive of the Roundup(R) business. These transactions with Monsanto will further the Company's strategic objective of entering the pesticides segment of the consumer lawn and garden category. These businesses make up the newly created Consumer Pesticides business group within the North American Consumer segment.

Over the past two years, the Company has made several other acquisitions to strengthen its global market position in the lawn and garden category. In October 1998, the Company acquired Rhone-Poulenc Jardin ("RPJ"), for approximately $216.0 million, subject to adjustment based on working capital as of the closing date and as defined in the purchase agreement. RPJ is a leading European consumer lawn and garden business. The RPJ acquisition provides a significant addition to the Company's existing European platform and strengthens its foothold in the continental European consumer lawn and garden market. Through this acquisition, the Company will establish a strong presence in France, Germany, Austria, and the Benelux countries. The RPJ acquisition may also mitigate, to a certain extent, the Company's susceptibility to weather conditions by expanding the regions in which the Company operates.

In February 1998, the Company acquired EarthGro, Inc. ("Earthgro") a Northeastern U.S. growing media producer. In December 1997, the Company acquired Levington Group Limited ("Levington"), a leading producer of consumer and professional lawn fertilizer and growing media in the United Kingdom. In January 1997, the Company acquired the approximate two-thirds interest in Miracle Holdings Limited ("Miracle Holdings") which the Company did not already own. Miracle Holdings owns Miracle Garden Care Limited ("MGC"), a manufacturer and distributor of lawn and garden products in the United Kingdom. These acquisitions are consistent with the Company's stated objective of becoming the world's foremost branded lawn and garden company.

In addition, on December 15, 1998, the Company acquired Asef Holding B.V., a privately-held Netherlands-based lawn and garden products company, for approximately $22.0 million.

Management believes that the acquisitions will provide the Company with several strategic benefits including immediate market penetration, geographic expansion, brand leveraging opportunities, and the achievement of substantial cost savings. The Company is currently a leader in four segments of the consumer lawn and garden category: lawn fertilizer, garden fertilizer, growing media and grass seeds. The acquisition of Ortho and the Marketing Agreement for Roundup(R) will provide the Company with an immediate entry into the fifth segment of the consumer lawn and garden category: the U.S. pesticides segment. The addition of the U.S. pesticides product line completes the Company's product portfolio and positions the Company as the only national company with a complete offering of consumer products.

The addition of strong pesticide brands completes the Company's product portfolio of powerful branded consumer lawn and garden products that should provide the Company with brand leveraging opportunities for revenue growth. For example, the Company's strengthened market position should create category management opportunities to enhance shelf positioning, consumer communication, trade incentives and trade programs. In addition, significant synergies should be realized from the combined businesses, including reductions in general and administrative, sales, distribution, purchasing, research and development, and corporate overhead costs. Management expects to redirect a portion of these cost savings into increased consumer marketing spending in support of the Ortho brand.

RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated results of operations, cash flows and financial position of the Company should be read in conjunction with the Condensed, Consolidated Financial Statements of the Company included elsewhere in this report. Scotts' Annual Report on Form 10-K for the fiscal year ended September 30, 1998 includes additional information about the Company, its operations, and its financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth sales by business segment for the three months ended January 2, 1999 and January 3, 1998:

                                              For the Three Months Ended
                                              --------------------------   Period to
                                                 January 2,  January 3,     Period
                                                   1999        1998        % Change
                                                  ------      ------       --------
North American Consumer:
Lawns                                             $ 39.2      $ 30.2        29.8%
Gardens                                             13.5        12.3         9.8
Growing Media                                       20.1        16.2        24.1
                                                  ------      ------
    Total                                           72.8        58.7        24.0

Professional                                        32.5        32.4
                                                                             0.3
International                                       79.1        33.7       134.7
                                                  ------      ------
Consolidated                                      $184.4      $124.8        47.8%
                                                  ======      ======


The following table sets forth the components of income and expense as a percentage of sales for the three months ended January 2, 1999 and January 3, 1998:


                                              For the Three Months Ended
                                              ---------------------------
                                                January 2,    January 3,
                                                   1999         1998
                                                ----------    ----------
Net sales                                          100.0%        100.0%
Cost of sales                                       64.9          66.9
                                                   -----         -----
Gross profit                                        35.1          33.1

Commission earned from agency agreement              2.7          --

Operating expenses:
  Advertising and promotion                          9.1           8.3
  Selling, general and administrative               29.2          25.6
  Amortization of goodwill and other intangibles     2.7           2.2
  Restructuring and other charges                    0.8           0.0
  Other income, net                                 (0.1)         (0.2)
                                                   -----         -----
Loss from operations                                (3.9)         (2.6)

Interest expense                                     5.3           5.1
                                                   -----         -----
Loss before income taxes                            (9.2)         (7.8)

Income tax benefit                                  (3.7)         (3.4)
                                                   -----         -----
Net loss before extraordinary item                  (5.4)         (4.4)

Extraordinary item, net of tax                       0.2           0.0
Net loss                                            (5.6)         (4.4)
                                                   -----         -----

Preferred stock dividends                            1.3           1.9
                                                   -----         -----

Loss applicable to common shareholders              (6.9)%        (6.3)%
                                                   =====         =====

THREE MONTHS ENDED JANUARY 2, 1999 VERSUS THE THREE MONTHS ENDED JANUARY 3, 1998

Sales for the three months ended January 2, 1999 totaled $184.4 million, an increase of 47.8% over the three months ended January 3, 1998 of $124.8 million. On a pro forma basis, assuming that the RPJ, Levington and Earthgro acquisitions had occurred on October 1, 1997, sales for the first quarter of fiscal 1999 increased 4.8% over pro forma sales for the first quarter of fiscal 1998 of $175.9 million. The increase in these pro forma sales was driven primarily by significant increases in sales in the Consumer Lawns business group as discussed below.

NORTH AMERICAN CONSUMER segment sales were $72.8 million in the first quarter of fiscal 1999, an increase of $14.1 million, or 24.0%, over sales for the first quarter of fiscal 1998 of $58.7 million. Sales in the Consumer Lawns business group within this segment increased $9.0 million, or 29.8%, from fiscal 1998 to fiscal 1999, reflecting significant volume growth period-to-period in the Company's Turf Builder(R) line of products. Sales in the Consumer Gardens business group increased $1.2 million, or 9.8%, from the first quarter of fiscal 1998 to fiscal 1999, primarily due to strong volume in the Miracle-Gro(R) product line. Sales in the Consumer Growing Media business group increased $3.9 million, or 24.1%, primarily the result of the Earthgro acquisition made in February of fiscal 1998. On a pro forma basis, including the Earthgro acquisition, sales in the Consumer Growing Media business group increased 4.1% from the first quarter of fiscal 1998 to fiscal 1999, driven primarily by the sales of higher margin, value added potting soil products. Selling price changes did not have a material impact in the North American Consumer segment in the first quarter of fiscal 1999.

PROFESSIONAL segment sales of $32.5 million in the first quarter of fiscal 1999 were flat in comparison to first quarter of fiscal 1998 sales of $32.4 million. Results reflect the offsetting performance of the Company's horticultural products, sales of which increased 20% period-to-period, and ProTurf(R) products which decreased by a similar amount. The decrease in ProTurf(R) sales was driven by short-term interruptions associated with the reorganization of the Professional business group made to strengthen distribution and technical sales support and to integrate brand management. The Company expects the first quarter results for the ProTurf(R) line to recover in the second and third quarters. The increase in horticultural products stems from strong sales volume for controlled-release fertilizers used in the nursery and greenhouse segments.

INTERNATIONAL segment sales were $79.1 million in the first quarter of fiscal 1999, an increase of $45.4 million, or 134.7%, over the first quarter of fiscal 1998. After considering the RPJ and Levington acquisitions, on a pro forma basis, sales in the International segment decreased 3.2% from the first quarter of fiscal 1998 to fiscal 1999, primarily the result of decreases experienced in the group's U.K. business and the impact of foreign currency translation. The decreases in the U.K stem from slower than anticipated orders through the end of the first quarter which are expected to be recovered through the remainder of the selling season. Excluding the effects of currency translation, pro forma sales would have been 0.9% lower than the first quarter of the prior year.

Gross profit increased to $64.7 million in the first quarter of fiscal 1999, an increase of 56.7% over fiscal 1998 gross profit of $41.3 million. As a percentage of sales, gross profit was 35.1% of sales for fiscal 1999 compared to 33.1% of sales for the first quarter of fiscal 1998, primarily due to start-up costs associated with the upgrade of certain domestic manufacturing facilities and demolition costs associated with the removal of certain old manufacturing facilities that had an adverse impact on margins in the first quarter of fiscal 1998.

The "commission earned from agency agreement" of $5.0 million in the first quarter of fiscal 1999 was generated from the Company's agreement with Monsanto for exclusive international marketing and agency rights to Monsanto's consumer Roundup(R) herbicide products. The agreement provides for the Company to earn a commission based on EBIT (as defined by the agreement) generated annually by the global Roundup(R) business. The $5.0 million recorded in the first quarter of fiscal 1999 represents a pro-rata share of the estimated amount to be earned for the year.

Advertising and promotion expenses in the first quarter of fiscal 1999 were $16.7 million, an increase of $6.4 million, or 62.1% over fiscal 1998 advertising and promotion expenses of $10.3 million. On a pro forma basis, including the RPJ, Levington and EarthGro acquisitions, advertising and promotion expenses increased 15.2% from the first quarter of fiscal 1998 to fiscal 1999. This increase reflects continued emphasis on building consumer demand through consumer-oriented marketing efforts, and is highlighted by 53.6% and 62.2% increases in advertising and promotion expenses in the Consumer Lawns business unit and International segment (on a pro forma basis), respectively. As a percentage of sales, advertising and promotion increased slightly to 9.1% compared to 8.3% for the prior year.

Selling, general and administrative (SG&A) expenses in the first quarter of fiscal 1999 were $53.9 million, an increase of $22.0 million, or 69.0% over similar expenses in the first quarter of fiscal 1998 of $31.9 million. As a percentage of sales, SG&A was 29.2% for the first quarter of fiscal 1999 compared to 25.6% for fiscal 1998. On a pro forma basis, including the RPJ, Levington and EarthGro acquisitions, SG&A expenses increased 15.7% from the first quarter of fiscal 1998 to fiscal 1999. The increase in SG&A expenses was due to several factors: the assumption of selling, marketing, research and development and administrative functions related to acquired businesses; information systems expenses of $1.3 million for year 2000 compliance and $1.6 million for enterprise system implementation efforts; and increased charges for management incentive compensation as compared to the prior year.

Amortization of goodwill and other intangibles increased to $4.9 million in the first quarter of fiscal 1999, compared to $2.7 million in the prior year, due to additional intangibles resulting from the RPJ, Levington and Earthgro acquisitions.

Restructuring and other charges totaled $1.9 million in the first quarter of fiscal 1999, of which $0.5 million is included in SG&A charges. These charges consist of severance and relocation costs to reorganize the North American Professional Business Group to strengthen distribution and technical sales support, integrate brand management across market segments and reduce annual operating expenses.

Other income for the first quarter of fiscal 1999 was $0.1 million compared to $0.3 million in the prior year. The decrease was primarily due to higher legal and environmental costs being partially offset by lower foreign currency losses.

Loss from operations for the first quarter of fiscal 1999 was $7.1 million compared to $3.3 million for the first quarter of fiscal 1998, primarily due to charges associated with information systems expense for year 2000 compliance and for enterprise system implementation efforts. On a pro forma basis, including the RPJ, Levington and EarthGro acquisitions, loss from operations for the first quarter of fiscal 1998 was $1.7 million.

Interest expense for the first quarter of fiscal 1999 was $9.8 million, an increase of 53.1% over fiscal 1998 interest expense of $6.4 million. The increase in interest expense was due to increased borrowings to fund the RPJ, Levington, and EarthGro acquisitions. The increase was also due to higher average borrowing rates determined by the terms and conditions of the Company's new credit facility as discussed below.

Income tax benefit was $6.9 million for fiscal 1999 compared to a benefit of $4.2 million in the prior year. The Company's effective tax rate was 41.0% in the first quarter of fiscal 1999 compared to 43.2% in fiscal 1998 as a result of favorable tax planning strategies.

As discussed further in "Liquidity and Capital Resources, on December 4, 1998, the Company and certain of its subsidiaries entered into a new credit facility and used borrowings under the facility to repay amounts outstanding under its then existing credit facility. The write-off of deferred financing costs associated with the then existing credit facility resulted in an extraordinary loss, net of income taxes, of $0.4 million.

The Company reported a net loss of $10.4 million for the first quarter of fiscal 1999, or $0.70 loss per common share on a basic and diluted basis, compared to a net loss of $5.5 million for fiscal 1998, or $0.42 loss per common share on a basic and diluted basis. Excluding the impact of the extraordinary loss discussed above, the Company reported a loss of $0.68 per share on a basic and diluted basis.


LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities totaled $163.6 million for the three months ended January 2, 1999 compared to a use of $88.5 million for the three months ended January 3, 1998. The seasonal nature of the Company's operations generally requires cash to fund significant increases in certain components of working capital (primarily inventory and accounts receivable) during the first and second quarters. The third fiscal quarter is a significant period for collecting accounts receivable and liquidating inventory levels. The additional cash used in operating activities for the first quarter of fiscal 1998 is attributable to the increased build of inventory levels needed to cover expected revenue growth, cash required for operations of recently acquired businesses, and for the payment of marketing fees associated with the Roundup(R) agency agreement.

Cash used in investing activities totaled $182.1 million for the three months ended January 2, 1999 as compared to $96.4 million in the prior year. This increase in cash used was primarily due to the cost of the RPJ and ASEF businesses acquired during the period. Additionally, capital investments were $13.8 in the first quarter of fiscal 1999, a $6.2 increase in comparison to the prior year. The increase in capital investments was primarily due to the upgrade of certain manufacturing facilities to more technologically advanced production capabilities, including the installation of a fourth state-of-the-art production line in the Company's Marysville facility. The Company's new credit facilities (as described below) restrict annual capital investments to $70.0 million.

Financing activities generated cash of $343.2 million for the three months ended January 2, 1999 compared to $192.4 million in the prior year. Cash generated in the first quarter of fiscal 1999 was generally provided by the Company's new $1.025 billion credit facility in order to provide funds for the following: acquisitions of RPJ and Asef; marketing fees associated with the Roundup(R) agency agreement; financing fees associated with the new credit facility (as discussed below); payments associated with the then outstanding interest rate locks (also described below); and dividends on Class A Preferred Stock.

Total debt was $779.2 million as of January 2, 1999, an increase of $406.7 million compared with debt at September 30, 1998 and an increase of $361.0 compared with debt levels at January 3, 1998. The increase in debt period to period was primarily due to borrowings made to fund the financing activities previously mentioned.

The primary sources of liquidity for the Company are funds generated by operations and borrowings under the Company's Credit Agreement. On December 4, 1998, the Company and certain of its subsidiaries entered into a new credit facility which provides for borrowings in the aggregate principal amount of $1.025 billion and consists of term loan facilities in the aggregate amount of $525 million and a revolving credit facility in the amount of $500 million. Proceeds from borrowings under the new credit facility of approximately $241.0 million were used to repay amounts outstanding under the then existing credit facility.

The term loan facilities consist of three tranches. The Tranche A Term Loan Facility consists of three sub-tranches of French Francs, German Deutschemarks and British Pounds Sterling in an aggregate principal amount of $265 million which are to be repaid quarterly over a 6 1/2 year period. The Tranche B Term Loan Facility is a 7 1/2 year term loan facility in an aggregate principal amount of $140 million, which is to be repaid in nominal quarterly installments for the first 6 1/2 years and in substantial quarterly installments in the final year. The Tranche C Term Loan Facility is a 8 1/2 year term loan facility in an aggregate principal amount of $120 million, which is to be repaid in nominal quarterly installments for the first 7 1/2 years and in substantial quarterly installments in the final year.

The revolving credit facility provides for borrowings up to $500 million, which are available on a revolving basis over a term of 6 1/2 years. A portion of the revolving credit facility not to exceed $40 million is available for the issuance of letters of credit. A portion of the facility not to exceed $225 million is available for borrowings in optional currencies, including German Deutschemarks, British Pounds Sterling, French Francs, Belgian Francs, Italian Lira and other specified currencies, provided that the outstanding revolving loans in optional currencies other than British Pounds Sterling does not exceed $120 million. The outstanding principal amount of all revolving credit loans may not exceed $150 million for at least 30 consecutive days during any calendar year.

The Company funded the acquisition of RPJ and Asef with borrowings under the newly created credit facility. Certain other borrowings under the credit facility, along with proceeds from the January 21, 1999 offering of $330 million of 10-year 8 5/8% Senior Subordinated Notes due 2009, were used to fund the Ortho acquisition and to repurchase approximately 97% of the Company's $100.0 million outstanding 9 7/8% Senior Subordinated Notes due August 2004.

Coincidental with the notes offering, the Company settled its then outstanding interest rate lock for approximately $3.6 million. The Company entered into two interest rate locks in fiscal 1998 to hedge its anticipated interest rate exposure on the Note offering. In October 1998, the Company terminated one of the interest rate locks for $9.3 and entered into a new interest rate lock instrument. The total amount paid under the interest rate locks of $12.9 million has been deferred and is being amortized over the life of the notes

The Board of Directors of the Company has authorized the repurchase of up to $100 million of the Company's common shares on the open market or in privately negotiated transactions on or prior to September 30, 2001. As of January 2, 1999, approximately 250,000 common shares have been repurchased under the Company's previously announced stock repurchase program, all of which will be applied to the new repurchase program limit. The timing and amount of any purchases under the new repurchase program will be at the Company's discretion and will depend upon market conditions and the Company's operating performance and liquidity. Any repurchase will also be subject to the covenants contained in the Company's new credit facilities as well as its other debt instruments. The repurchased shares will be held in treasury and will thereafter be used for the exercise of employee stock options and for other valid corporate purposes. The Company anticipates that any repurchases would be made pro rata from the former shareholders of Stern's Miracle-Gro Products, Inc. (the "Miracle-Gro Shareholders") upon terms no less favorable to the Company than those obtainable in the public market. The agreement governing the merger transactions with the Miracle-Gro Shareholders requires that the they reduce their percentage ownership in the Company to no more than 44% on a fully diluted basis to the extent that repurchases by the Company would cause such ownership to exceed 44%.

In the opinion of the Company's management, cash flows from operations and capital resources will be sufficient to meet debt service and working capital needs during fiscal 1999, however, the Company cannot ensure that its business groups will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all, or that future borrowings will be available under the newly created credit facility in amounts sufficient to pay indebtedness or fund other liquidity needs. The Company cannot ensure that it will be able to refinance any indebtedness,including the newly created credit facility, on commercially reasonable terms, or at all.


ENVIRONMENTAL MATTERS

The Company is subject to local, state, federal and foreign environmental protection laws and regulations with respect to its business operations and believes it is operating in substantial compliance with, or taking action aimed at ensuring compliance with, such laws and regulations. The Company is involved in several environmental related legal actions with various governmental agencies. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on the Company's financial position; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by the resolution of these matters. Additional information on environmental matters affecting the Company is provided in Note 8 to the Company's unaudited Consolidated Financial Statements as of and for the three months ended January 2, 1999 and in the 1998 Annual Report on Form 10-K under the "BUSINESS" and "LEGAL PROCEEDINGS" sections.


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

The headquarters mainframe operations consist primarily of internally developed systems which are being remediated, while other domestic and international operations utilize commercial packaged software which, if not Year 2000 compliant, is being upgraded or replaced. Remediation of headquarters applications, which is the Company's most complex and costly effort, is being managed and executed by a project team including 15 external consultants working full-time in conjunction with 7 Company associates. The Company maintains overall project management control while a project manager for the consultants is responsible for daily administration of the project.

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

Non-IT Systems

Non-IT systems, comprised mainly of equipment and machinery operating and control systems, telecommunication systems, building air management systems, security and fire control systems, electrical and natural gas systems are being assessed by each business group with advice from suppliers of these systems/services. Upgrades or replacements are being made as necessary.

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

Recent Acquisitions

The Company has recently completed the Ortho and RPJ acquisitions, as well as the Roundup(R) Marketing Agreement. Due diligence reviews of the Year 2000 readiness status for each of these businesses have been completed. The Ortho and RPJ acquisitions have both IT and non-IT Year 2000 considerations. The Roundup(R) Marketing Agreement does not involve the acquisition of assets; however, additional efforts are necessary to confirm Year 2000 readiness by the Company's business partners. Representations have been provided in the definitive agreement signed in conjunction with the Ortho transaction that the Ortho business is Year 2000 compliant in all material respects. The Company is in the process of compiling Year 2000 reporting from these operations and performing site visits as part of the verification efforts.

State of Readiness

Each business group has substantially completed an internal inventory which is designed to identify IT and non-IT systems that are susceptible to system failure or processing errors as a result of Year 2000 issues.

The headquarters mainframe remediation project is more than 75% complete and is scheduled for completion (including testing) in mid-1999. Plans are in place for the upgrade or replacement, and testing of IT systems at other U. S. operations by mid-1999. Non-IT efforts are being performed concurrently and replacement and testing is expected to be completed by mid-1999. Site visits are being planned by the Program Office to verify progress against plans.

Year 2000 readiness plans are being executed within the International segment. Upgrades of packaged software for the primary systems will be completed by mid-1999. Completion of all IT and non-IT upgrades and testing is scheduled for mid-1999. Site visits are being planned by the Program Office to verify progress against plans.

A confirmation process with respect to third party suppliers is in progress. Plans are being formulated for site visits and other testing with critical suppliers to determine if alternative sources are needed.

Due diligence efforts to date for pending acquisitions have revealed that plans exist by the seller to timely address material Year 2000 issues.

Costs

The Company has been tracking incremental Year 2000 costs which excludes the costs of internally dedicated resources. The current estimate of incremental costs for the Year 2000 efforts (excluding those related to the ERP project) is approximately $5.7 million. Of this amount, $3.0 million has been incurred to date. These costs, with the exception of relatively small capital expenditures, are being expensed as incurred and are being funded through operating cash flows. A summary of the cost components follows ($ in millions):

                                    As of        Remainder of
Location                       January 2, 1999   Fiscal 1999     Total
--------                       ---------------   ------------    -----
                                   (actual)       (estimate)
Headquarters mainframe              $2.3            $0.8          $3.1
Other U. S. operations and
   Program Office                    0.2             1.1           1.3
International operations             0.5             0.8           1.3
                                    ----            ----          ----
   Total                            $3.0            $2.7          $5.7
                                    ====            ====          ====


The above costs do not include costs of Year 2000 efforts for acquisitions not deemed material. The costs of the headquarters mainframe work represents 27% of 1999 IT expenditures excluding ERP. The Company believes that Year 2000 costs have not had and will not have a material impact on the Company's results of operations, financial condition or cash flows.

Risks

The principal business risks to the Company relating to completion of Year 2000 efforts are:

- Reliance on key business partners to not have disruption in ability to provide goods and services as a result of Year 2000 issues.

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

The Company has expensed approximately $3.6 million related the project since its inception.


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


MANAGEMENT'S OUTLOOK

Results for the first quarter of fiscal 1999 are in line with the Company's long-term strategy for profitable growth. The Company is coming off a very strong fiscal 1998 as it reported record sales of $1,113.0 million and achieved market share growth in every one of its major U. S. categories. The performance in 1998 reflected the successful continuation of its primary growth drivers: to emphasize consumer-oriented marketing efforts to pull demand through its distribution channels, and to make strategic acquisitions to increase market share in global markets and within segments of the lawn and garden category. Restructuring charges taken in fiscal 1998 reflect the costs to integrate recent acquisitions and to exit businesses that are not strategically aligned with the Company's core businesses. Going forward, these actions should allow the Company to fully realize the operational synergies created by the acquisitions and to focus resources in businesses that provide opportunities for growth.

         Looking forward, the Company maintains the following broad tenets to its strategic plan:

         (1) Promote and capitalize on the strengths of the Scotts(R), Miracle-Gro(R) and Hyponex(R) industry-leading brands, as well as those brands acquired in conjunction with the RPJ and Ortho transactions. This involves a commitment to investors and retail partners that the Company will support these brands through advertising and promotion unequaled in the lawn and garden consumables market. In the Professional categories, it signifies a commitment to customers to provide value as an integral element in their long-term success;

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

These forward-looking statements represent challenging goals for the Company, and the achievement thereof is subject to a variety of risks and assumptions, and numerous factors beyond the Company's control. These forward-looking statements include, but are not limited to, information regarding the future economic performance and financial condition of the Company, the plans and objectives of the Company's management, and the Company's assumptions regarding such performance and plans. Therefore, it is possible that the Company's future actual financial results may differ materially from those expressed in these forward-looking statements due to a variety of factors, including:

- EFFECT OF WEATHER CONDITIONS --Adverse weather conditions could adversely impact financial results: Weather conditions in North America and Europe have a significant impact on the timing of sales in the spring selling season and overall annual sales. In particular, an abnormally cold spring throughout the United States could adversely affect the Company's financial results;

- EFFECT OF SEASONALITY --Historical seasonality could impair the Company's ability to make interest payments on indebtedness. Because the Company's products are used primarily in the spring and summer, the business is highly seasonal. Approximately 72% of sales occur in the second and third fiscal quarters. Working capital needs, and correspondingly borrowings, peak at the end of the first fiscal quarter during which the Company generates less revenues while incurring expenditures in preparation for the spring selling season. If the Company is unable to draw on the new credit facility when an interest payment is due on the other indebtedness, this seasonality could adversely affect the Company's ability to make interest payments as required by other indebtedness. Adverse weather conditions could heighten this risk;

- CONTINUED MARKETPLACE ACCEPTANCE OF THE COMPANY'S NORTH AMERICAN CONSUMER GROUPS' "PULL" ADVERTISING MARKETING STRATEGIES - Acceptance is particularly important in the Consumer Lawns group which refocused its general marketing strategy beginning in fiscal 1996;

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

- COMPETITION AMONG LAWN AND GARDEN CARE PRODUCT PRODUCERS SUPPLYING THE CONSUMER AND PROFESSIONAL MARKETS, BOTH IN NORTH AMERICA AND EUROPE;

- COMPETITION BETWEEN AND THE RECENT CONSOLIDATION WITHIN THE RETAIL OUTLETS SELLING LAWN AND GARDEN CARE PRODUCTS PRODUCED BY THE COMPANY;

- PUBLIC PERCEPTIONS REGARDING THE SAFETY OF THE PRODUCTS PRODUCED AND MARKETED BY THE COMPANY;

- RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS -- The Company's significant international operations make it more susceptible to fluctuations in currency exchange rates and to the costs of international regulation. The Company currently operates manufacturing, sales and service facilities outside of North America and particularly in the U.K., Germany and France. International operations have increased with the acquisitions of Levington, Miracle Garden Care and RPJ and will increase further through the Roundup(R) Marketing Agreement and the Ortho Acquisition. In fiscal 1998, international sales accounted for approximately 18% of total sales. Therefore, the Company is subject to risks associated with operations in foreign countries, including fluctuations in currency exchange rates, the imposition of limitations on conversion of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries. Many foreign countries have tended to suffer from inflation more than the United States. In addition, by operating in a large number of countries, the Company incurs additional costs of compliance with local regulations. The Company has attempted to hedge some currency exchange rate risks, including by borrowing in local currencies, but such hedges do not eliminate the risk completely. The costs related to international operations could adversely affect operations and financial results in the future;

- EFFECT OF NEW EUROPEAN CURRENCY -- The implementation of the euro currency in certain European countries in 2002 could adversely impact the Company. Beginning in January 1999, a new currency called the "euro"is scheduled to be introduced in certain Economic and Monetary Union ("EMU") countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effects the euro currency will have on the marketplace. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. The Company is still assessing the impact the EMU formation will have on internal systems and the sale of products. The Company expects to take appropriate actions based on the results of such assessment. However, the Company has not yet determined the cost related to addressing this issue and there can be no assurance that this issue and its related costs will not have a materially adverse effect on operating results and financial condition;

- CHANGES IN ECONOMIC CONDITIONS IN THE UNITED STATES AND THE IMPACT OF CHANGES IN INTEREST RATES;

- ADDRESSING YEAR 2000 ISSUES -- The failure of the Company, or the failure of third party suppliers or retailer customers, to address information technology issues related to the Year 2000 could adversely affect operations. Like other business entities, the Company must address the ability of its computer software applications and other business systems (e.g., embedded microchips) to properly identify the year 2000 due to a commonly used programming convention of using only two digits to identify a year. Unless modified or replaced, these systems could fail or create erroneous results when referencing the year 2000. While the Company is assessing the relevant issues related to the Year 2000 problem and have implemented a readiness program to mitigate the possibility of business interruption or other risks, the Company cannot be sure that it will have adequately addressed the issue, particularly with respect to recent and pending acquisitions. Moreover, the Company relies on third party suppliers for finished goods, raw materials, water, other utilities, transportation and a variety of other key services. If one or more of these suppliers fail to address the Year 2000 problem adequately, such suppliers' operations could be interrupted. Such interruption, in turn, could adversely affect the Company's operations. In addition, the failure of retailer customers adequately to address the Year 2000 problem could adversely affect financial results;

- THE ABILITY TO IMPROVE PROCESSES AND BUSINESS PRACTICES TO KEEP PACE WITH THE ECONOMIC, COMPETITIVE AND TECHNOLOGICAL ENVIRONMENT, INCLUDING SUCCESSFUL COMPLETION OF PROJECT CATALYST;

- ENVIRONMENTAL REGULATION -- Compliance with environmental and other public health regulations could result in the expenditure of significant capital resources. Local, state, federal and foreign laws and regulations relating to environmental matters affect the Company in several ways. All products containing pesticides must be registered with the United States Environmental Protection Agency ("United States EPA") (and in many cases, similar state and/or foreign agencies) before they can be sold. The inability to obtain or the cancellation of any such registration could have an adverse effect on the Company. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether competitors were similarly affected. The Company attempts to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals, but may not always be able to avoid or minimize these risks. Regulations regarding the use of certain pesticide and fertilizer products may include requirements that only certified or professional users apply the product or that certain products be used only on certain types of locations (such as "not for use on sod farms or golf courses"), may require users to post notices on properties to which products have been or will be applied, may require notification of individuals in the vicinity that products will be applied in the future or may ban the use of certain ingredients. In addition, with the acquisition of RPJ and assuming the Ortho Acquisition is consummated, the Company has acquired or will acquire many new pesticide product lines that are subject to additional regulations. Even if the Company is able to comply with all such regulations and obtain all necessary registrations, the Company cannot assure that its products, particularly pesticide products, will not cause injury to the environment or to people under all circumstances. The costs of compliance, remediation or products liability have adversely affected operating results in the past and could materially affect future quarterly or annual operating results;

- CONTROL BY SIGNIFICANT SHAREHOLDERS -- The interests of the Miracle-Gro Shareholders could conflict with those of the other shareholders or noteholders. The Miracle-Gro Shareholders (through the Hagedorn Partnership, L.P.) beneficially own approximately 42% of the outstanding Common Shares of the Company on a fully diluted basis. While the merger agreement pursuant to which Scotts and Miracle-Gro merged places certain voting restrictions on the Miracle-Gro Shareholders through May 19, 2000, the Miracle-Gro Shareholders have the right to designate three members of the Company's Board of Directors and have the ability to veto significant corporate actions by the Company. In addition, after May 19, 2000, the Miracle-Gro Shareholders will be able to vote their shares without restriction and will be able to significantly control the election of directors and the approval of other actions requiring the approval of the Company's shareholders. The interests of the Miracle-Gro Shareholders could conflict with those of the Company's other shareholders or the holders of the Company issued bonds;

- SUBSTANTIAL LEVERAGE -- The Company's substantial indebtedness could adversely affect the financial health of the Company and prevent the Company from fulfilling its obligations under certain indebtedness. After the anticipated private debt offering, the Company will have a significant amount of indebtedness. Substantial indebtedness could have important consequences. For example, it could:

              - make it more difficult to satisfy obligations with respect to indebtedness;

              - increase vulnerability to general adverse economic and industry conditions;

              - limit the ability to fund future working capital, capital expenditures, research and development costs and other general corporate requirements;

              - require the Company to dedicate a substantial portion of cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

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

- ADDITIONAL BORROWINGS AVAILABLE -- Despite current indebtedness levels, the Company and its subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks described above. The Company and its subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture do not fully prohibit the Company or its subsidiaries from doing so. If new debt is added to the Company and its subsidiaries' current debt levels, the related risks that the Company now face could intensify;

- ABILITY TO SERVICE DEBT -- To service indebtedness, the Company will require a significant amount of cash. The Company's ability to generate cash depends on many factors beyond its control. The ability to make payments on and to refinance indebtedness, and to fund planned capital expenditures and research and development efforts will depend on the ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control. Based on current level of operations and anticipated cost savings and operating improvements, the Company believes its cash flow from operations, available cash and available borrowings under the new credit facility will be adequate to meet its future liquidity needs for at least the next few years. The Company cannot assure, however, that its business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all or that future borrowings will be available under the new credit facility in amounts sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. The Company may need to refinance all or a portion of its indebtedness, on or before maturity. The Company cannot ensure that it will be able to refinance any of its indebtedness, on commercially reasonable terms or at all;

- INTEGRATION ISSUES -- Inability to integrate the acquisitions made could prevent the Company from maximizing synergies and could adversely affect financial results. The Company has made several substantial acquisitions in the past four years. The Ortho Acquisition represents the largest. The success of any completed acquisition depends, and the success of the Ortho Acquisition will depend, on the ability to integrate effectively the acquired business. The Company believes that the RPJ Acquisition and the Ortho Acquisition provides significant cost saving opportunities. However, if the Company is not able to successfully integrate Ortho, RPJ or other acquisitions, the Company will not be able to maximize such cost saving opportunities. Rather, the failure to integrate such acquired businesses, because of difficulties in the assimilation of operations and products, the diversion of management's attention from other business concerns, the loss of key employees or other factors, could materially adversely affect financial results;


- CUSTOMER CONCENTRATION -- Because of the concentration of sales to a small number of retail customers, the loss of one of the top 10 customers could adversely affect financial results. The Company's top 10 customers together accounted for approximately 50% of 1998 fiscal year sales and 27% of outstanding accounts receivable as of September 30, 1998. The top two customers, The Home Depot and Wal*Mart, represented approximately 17% and 10%, respectively, of our 1998 fiscal year sales and approximately 12% and 2%, respectively, of outstanding accounts receivable at September 30, 1998. The loss of, or reduction in orders from, The Home Depot, Wal*Mart or any other significant customer could have a material adverse effect on the Company and its financial results, as could customer disputes regarding shipments, fees, merchandise condition or related matters with, or the inability to collect accounts receivable from, any of such customers;

- TERMINATION OF ROUNDUP(R) MARKETING AGREEMENT -- If Monsanto terminates the Roundup(R) Marketing Agreement without having to pay a termination fee, the Company would lose a substantial source of future earnings. Monsanto has the right to terminate the Roundup(R) Marketing Agreement either as a whole or within a particular region for certain events of default. If Monsanto rightfully terminates the Company pursuant to an event of default, the Company would not be entitled to any termination fee under the Roundup(R) Marketing Agreement and would lose the significant source of earnings that the Company believes the Roundup(R) Marketing Agreement provides. In addition, Monsanto may terminate the Company within a given region, including North America, without paying a termination fee, if sales decline on a consumer sell-through basis over a cumulative three program year period or if such sales decline by more than 5% for each of two consecutive program years, unless the Company can show, in effect, that such declines were not its fault;

- POST-PATENT RESULTS OF ROUNDUP(R) IN THE UNITED STATES -- The Company cannot predict the success of Roundup(R) after glyphosate ceases to be patented. Substantial new competition in the United States could adversely affect the Company. Glyphosate, the active ingredient in Roundup(R), is subject to a patent in the United States that expires in September 2000. Glyphosate is no longer subject to patent in the European Union and is not subject to patent in Canada. While sales of Roundup(R) in such countries have continued to increase despite the lack of a patent, sales in the United States may decline as a result of increased competition after the U.S. patent expires. Any such decline in sales would adversely affect the Company's net commission under the Roundup(R) Marketing Agreement and therefore financial results. Such a decline could also trigger Monsanto's regional termination right under the Roundup(R) Marketing Agreement.

- ANTITRUST REVIEW -- FEDERAL GOVERNMENT REVIEW OF THE NON-SELECTIVE HERBICIDE MARKET UNDER THE ANTITRUST LAWS COULD ADVERSELY AFFECT FINANCIAL RESULTS.

              The applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act") with respect to the Ortho Acquisition has expired, and the Company believes that no further governmental approvals are required with respect to the Ortho Acquisition. However, the Company understands that the Federal Trade Commission (the "FTC") is reviewing the non-selective herbicide market under the various antitrust laws of the United States. Pursuant to this review, the FTC has requested additional information regarding Roundup(R) and Finale(R), a brand of non-selective herbicide that was bought from AgrEvo Environmental Health, Inc. in May 1998, and from Monsanto regarding Roundup(R). While the Company believes that this review may result in an order requiring the divesture of the Finale business, the Company is already in discussions with several parties regarding the sale of the Finale business since it no longer fits within business plans. However, there can be no assurance that the Company will be able to divest the Finale business or that the terms of such divestiture will be satisfactory to the FTC. Any sale of the Finale business for a net loss or any modification of the Roundup Marketing Agreement, as a result of the FTC's review, could adversely affect financial results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As part of its ongoing business, the Company is exposed to certain market risks, including fluctuations in interest rates, foreign currency exchange rates, commodity prices, and its common share price. The Company uses derivative financial and other instruments, where appropriate, to manage these risks. The Company does not enter into transactions designed to mitigate its market risks for trading or speculative purposes.

INTEREST RATE RISK

The Company has various debt instruments outstanding at January 2, 1999 and has issued new debt instruments subsequent to that date as well. Accordingly, the Company is impacted by changes in interest rates. As a means of managing its interest rate risk on existing debt instruments, the Company has entered into an interest rate swap agreement to effectively convert certain variable rate debt obligations denominated in British Pounds Sterling to a fixed rate. The exchange rate used to convert British Pounds Sterling to U.S. dollars at September 30, 1998 was $1.66:1 GBP. In order to manage its interest rate risk on the fixed-rate debt issuance consummated on January 21, 1999, the Company entered into two interest rate locks.

The following table summarizes information about the Company's derivative financial instruments and its debt instruments that are sensitive to changes in interest rates as of January 2, 1999. For debt instruments, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps and locks, the table presents expected cash flows based on notional amounts and weighted-average interest rates by contractual maturity dates. Weighted-average variable rates are based on implied forward rates in the yield curve at January 2, 1999. The information is presented in U.S. dollars (in millions):

                           Expected maturity date
                           ------------------------------------------------------------------------------------------------
                                                                                                                 FAIR
                           1999          2000        2001        2002        2003        THEREAFTER   TOTAL      VALUE
                           ----          ----        ----        ----        ----        ----------   -----      -----
Long-term Debt:
---------------
Fixed rate debt                                                                             $ 100.0   $ 100.0    $ 105.0
  Average rate
                                                                                               9.88%     9.88%
Variable rate debt         $ 3.1         $ 27.4      $ 34.9      $ 46.5      $ 50.8         $ 446.9   $ 609.6    $ 609.6
  Average rate              7.94%          7.70%       7.68%       7.67%       7.66%           8.25%     8.10%

Interest-rate
Derivatives:
------------
Interest rate swap         $ 0.5         $  0.7      $  0.7      $  0.4                                            $(2.2)
  Average rate              7.62%          7.62%       7.62%       7.62%
Interest rate lock          $4.7                                                                                   $(4.7)
  Average rate              4.95%


On January 21, 1999, the Company issued $330 million of Senior Subordinated Notes due in 2009 bearing interest at 8.625%, retired approximately 97% of its $100.0 million Senior Subordinated Notes then outstanding and unwound its interest rate locks. See additional discussion of the Company's indebtedness in "Liquidity and Capital Resources" in "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

EQUITY PRICE RISK

In May 1998, the Company sold 0.3 million put options which give the holder the option to sell one of the Company's common shares at a specified price for each option held. The put options have a strike price of $35.32 per share and expire in May 1999. The put options can only be exercised on their date of expiration. At January 2, 1999 the buy-out value of these put options was $0.3 million as estimated using an option pricing model.

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

      See Footnote 7 to the Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

      (a) See Exhibit Index at page 28 for a list of the exhibits included herewith.


      (b) The Registrant filed a Current Report on Form 8-K dated October 1, 1998, reporting under "Item 5. Other Events", its completion of an agreement with Monsanto Company ("Monsanto") for exclusive international agency and marketing rights to Monsanto's consumer Roundup(R) herbicide products (the "Roundup(R) Marketing Agreement"). The Registrant also reported that it would consolidate its two U.K. operations into a single low-cost business, discontinue most of its U. S. composting operations, and divest its AgrEvo pesticides business. The Registrant further reported its previous announcement that it had signed a letter of intent to acquire the assets of Monsanto's other consumer lawn and garden businesses, including its Ortho(R) product line (the "Ortho Acquisition").

      The Registrant filed a Current Report on Form 8-K dated October 22, 1998, reporting under "Item 2. Acquisition or Disposition of Assets", through certain subsidiaries, its acquiring from various affiliates of Rhone-Poulenc Agro: the shares of Rhone-Poulenc Jardin SAS; the shares of Celaflor GmbH; the shares of Celaflor Handelsgesellschaft m.b.H.; and the home and garden business of Rhone-Poulenc Agro S.A. in Belgium, each in a privately-negotiated transaction (collectively, the "RPJ Acquisition").

      The Registrant filed financial information relating to the RPJ Acquisition, in a Form 8-K/A dated December 21, 1998.

      The Registrant filed a Current Report on Form 8-K dated December 11, 1998, reporting under "Item 5. Other Events", that it had closed its Senior Secured Credit Facilities totaling $1.025 billion (the "New Credit Facility").

      The Registrant filed a Current Report on Form 8-K dated January 7, 1999, reporting under "Item 5. Other Events", more information concerning the RPJ Acquisition, the Ortho Acquisition, the Roundup(R) Marketing Agreement, the New Credit Facility, and the funding of the Ortho Acquisition through a private placement of $300 million aggregate principal amount of senior subordinated notes pursuant to Rule 144A under the Securities Act of 1933, as amended.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            THE SCOTTS COMPANY



Date __________                             -------------------------------
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




                                            THE SCOTTS COMPANY



Date __________                             /s/ Jean H. Mordo
                                            ----------------------------
                                            Executive Vice President
                                            Chief Financial Officer
                                            Principal Accounting Officer

                               THE SCOTTS COMPANY

                        QUARTERLY REPORT ON FORM 10-Q FOR
                      FISCAL QUARTER ENDED JANUARY 2, 1999



                                  EXHIBIT INDEX




  Exhibit                                                         Page
   Number                         Description                    Number
   ------                         -----------                    ------


     27       Financial Data Schedule*




*Filed herewith