Form 10-Q
period 1999-04-03
SCOTTS COMPANY
filed 1999-05-18
CIK 825542

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-11593

                               THE SCOTTS COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             OHIO                                        31-1414921
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                              14111 SCOTTSLAWN ROAD
                             MARYSVILLE, OHIO 43041
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (937) 644-0011
              (Registrant's telephone number, including area code)

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

                18,350,343                         OUTSTANDING AT MAY 3, 1999
    Common Shares, voting, no par value

                        THE SCOTTS COMPANY AND SUBSIDIARIES

                                       INDEX

                                                                           PAGE NO.
                                                                           --------
Part I. Financial Information:
  Item 1.   Financial Statements

            Condensed, Consolidated Statements of Operations - Three
            and six month periods ended April 3, 1999 and April 4, 1998       3

            Condensed, Consolidated Statements of Cash Flows - Six
            month periods ended April 3, 1999 and April 4, 1998               4

            Condensed, Consolidated Balance Sheets - April 3, 1999,
            April 4, 1998, and September 30, 1998                             5

            Notes to Condensed, Consolidated Financial Statements            6-14

  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     15-32

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk      33-34

Part II. Other Information

  Item 1.   Legal Proceedings                                                35

  Item 4.   Submission of Matters to a Vote of Security Holders              35

  Item 6.   Exhibits and Reports on Form 8-K                                 35

Signatures                                                                   36

Exhibit Index                                                                37

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                    THE SCOTTS COMPANY AND SUBSIDIARIES
                             CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)
                                  (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                          Three Months Ended           Six Months Ended
                                                        April 3,      April 4,      April 3,      April 4,
                                                          1999          1998          1999          1998
Net sales                                                631.5         430.1         815.9         554.9
Cost of sales                                            362.6         259.6         482.3         343.1
                                                         -----         -----         -----         -----
Gross profit                                             268.9         170.5         333.6         211.8

Commission earned from agency agreements                  12.6            --          17.6            --

Operating expenses:
  Advertising and promotion                               86.0          50.7         102.7          61.0
  Selling, general and administrative                     72.5          46.2         126.4          78.1
  Amortization of goodwill and other intangibles           5.3           3.4          10.2           6.1
  Restructuring and other charges                           --            --           1.4            --
  Other expense, net                                       0.4           1.8           0.3           1.5
                                                         -----         -----         -----         -----
Income from operations                                   117.3          68.4         110.2          65.1

Interest expense                                          24.6          10.1          34.4          16.5
                                                         -----         -----         -----         -----
Income before taxes                                       92.7          58.3          75.8          48.6

Income tax expense                                        38.0          24.8          31.1          20.6
                                                         -----         -----         -----         -----
Net income before extraordinary item                      54.7          33.5          44.7          28.0

Extraordinary loss on early extinguishment of
  debt, net of taxes                                       5.4           0.7           5.8           0.7
                                                         -----         -----         -----         -----
Net income                                                49.3          32.8          38.9          27.3

Preferred stock dividends                                  2.5           2.5           4.9           4.9
                                                         -----         -----         -----         -----
Income applicable to common shareholders                  46.8          30.3          34.0          22.4

Basic earnings per common share:
  Before extraordinary loss                               2.86          1.66          2.17          1.24
  Extraordinary loss, net of tax                          0.30          0.04          0.32          0.04
                                                         -----         -----         -----         -----
                                                          2.56          1.62          1.85          1.20

Diluted earnings per common share:
  Before extraordinary loss                               1.81          1.10          1.48          0.93
  Extraordinary loss, net of tax                          0.18          0.02          0.19          0.02
                                                         -----         -----         -----         -----
                                                          1.63          1.08          1.29          0.91

Common shares used in basic earnings per share
  Calculation                                             18.3          18.7          18.3          18.7

Common shares and potential common shares used in
  diluted earnings per share calculation                  30.3          30.4          30.2          30.1

See notes to condensed, consolidated financial statements

                           THE SCOTTS COMPANY AND SUBSIDIARIES
                     CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                                      (IN MILLIONS)

                                                                     SIX MONTHS ENDED
                                                                     ----------------
                                                                  APRIL 3,       APRIL 4,
                                                                    1999           1998
                                                                    ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $  38.9        $  27.3
  Adjustments to reconcile net income to net cash used
    in operating activities:
    Depreciation and amortization                                    25.0           17.6
    Extraordinary loss, net of tax                                    5.8            0.7
    Net change in certain components of working capital            (303.9)        (227.2)
    Net change in other assets and liabilities and
      other adjustments                                             (25.9)          (2.1)
                                                                  -------        -------
      Net cash used in operating activities                        (260.1)        (183.7)
                                                                  -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property, plant and equipment, net                  (26.6)         (13.2)
  Investment in acquired businesses, net of cash acquired          (492.4)        (134.4)
  Other, net                                                         (6.4)           0.2
                                                                  -------        -------
      Net cash used in investing activities                        (525.4)        (147.4)
                                                                  -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under term loans, revolving and bank
    lines of credit                                                 611.8          334.0
  Issuance of senior subordinated notes                             330.0             --
  Extinguishment of $97.1 million senior subordinated notes        (104.1)            --
  Settlement of interest rate locks                                 (12.9)            --
  Financing and issuance fees                                       (22.6)            --
  Dividends on Class A Convertible Preferred Stock                   (7.3)          (4.9)
  Other, net                                                         (0.6)           0.4
                                                                  -------        -------
      Net cash provided by financing activities                     794.3          329.5
                                                                  -------        -------

Effect of exchange rate changes on cash                              (0.5)          (0.1)
                                                                  -------        -------
Net increase (decrease) in cash                                       8.3           (1.7)

Cash at beginning of period                                          10.6           13.0
                                                                  -------        -------
Cash at end of period                                             $  18.9        $  11.3
                                                                  =======        =======

SUPPLEMENTAL CASH FLOW INFORMATION:
  Businesses Acquired:
    Fair value of assets acquired                                 $ 631.2        $ 183.7
    Liabilities assumed                                            (101.8)         (45.9)
    Cash paid                                                         4.8            0.4
    Debt issued                                                    $524.6         $137.4

See notes to condensed, consolidated financial statements

                               THE SCOTTS COMPANY AND SUBSIDIARIES
                             CONDENSED, CONSOLIDATED BALANCE SHEETS
                                          (IN MILLIONS)

                                             ASSETS
                                                          UNAUDITED
                                                   -------------------------
                                                   APRIL 3,         APRIL 4,       SEPTEMBER 30,
                                                     1999             1998             1998
                                                     ----             ----             ----
Current assets:
  Cash                                             $   18.9         $   11.3         $   10.6
  Accounts receivable, less allowances of
    $13.1, $6.2 and $6.3, respectively                589.6            413.8            146.6
  Inventories, net                                    334.6            194.3            177.7
  Current deferred tax asset                           22.3             19.5             20.8
  Prepaid and other assets                             52.6             10.6             11.5
                                                   --------         --------         --------
      Total current assets                          1,018.0            649.5            367.2
                                                   --------         --------         --------

Property, plant and equipment, net                    240.8            186.1            197.0
Intangible assets, net                                808.7            429.9            435.1
Other assets                                           35.8              6.3             35.9
                                                   --------         --------         --------
      Total assets                                 $2,103.3         $1,271.8         $1,035.2
                                                   ========         ========         ========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt                                  $  213.9         $    2.8         $   13.3
  Accounts payable                                    178.2            104.5             77.8
  Accrued liabilities                                 176.7            101.6            124.9
  Accrued taxes                                        44.1             45.6             15.9
                                                   --------         --------         --------
      Total current liabilities                       612.9            254.5            231.9

Long-term debt                                      1,003.0            566.5            359.2
Other liabilities                                      55.7             40.3             40.2
                                                   --------         --------         --------
      Total liabilities                             1,671.6            861.3            631.3
Commitments and contingencies
Shareholders' equity:
  Class A Convertible Preferred Stock, no
    par value                                         177.3            177.3            177.3
  Common shares, no par value per share,
    $.01 stated value per share, issued
    21.1 shares in 1999 and 1998                        0.2              0.2              0.2
  Capital in excess of par value                      208.7            207.8            208.7
  Retained earnings                                   110.6             72.5             76.6
  Treasury stock, 2.8, 2.4, and 2.8 shares,
    respectively, at cost                             (56.9)           (41.0)           (55.9)
  Accumulated other comprehensive income:
  Foreign currency translation account                 (8.2)            (6.3)            (3.0)
                                                   --------         --------         --------
      Total shareholders' equity                      431.7            410.5            403.9
                                                   --------         --------         --------
      Total liabilities and shareholders'
        equity                                     $2,103.3         $1,271.8         $1,035.2
                                                   --------         --------         --------

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

      The condensed, consolidated balance sheets as of April 3, 1999 and April 4, 1998, and the related condensed, consolidated statements of operations and cash flows for the three and six month periods ended April 3, 1999 and April 4, 1998 are unaudited; however, in the opinion of management, such financial statements contain all adjustments necessary for the fair presentation of the Company's financial position and results of operations. Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the financial statements and accompanying notes in Scotts' fiscal 1998 Annual Report on Form 10-K.

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

2.    ACQUISITIONS

      Effective January 1999, the Company acquired the assets of Monsanto Company's consumer lawn and garden businesses, exclusive of the Roundup(R) business ("Ortho"), for approximately $300 million, subject to adjustment based on working capital as of the closing date and as defined in the purchase agreement.

      Effective October 1998, the Company acquired Rhone-Poulenc Jardin ("RPJ"), continental Europe's largest consumer lawn and garden products company. The final purchase price, established subsequent to post-acquisition working capital adjustments, was approximately $162 million as compared to management's original estimate of approximately $216 million.

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

      During fiscal 1999 and 1998, the Company also invested in or acquired other entities consistent with its long-term strategic plan. These investments include Asef Holding BV, Scotts Lawn Service, Sanford Scientific, Inc. (genetics) and certain intangible assets acquired in Ireland.

      Each of the above acquisitions was accounted for under the purchase method of accounting. Accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Final allocations of the purchase prices to acquired net assets associated with the Ortho, RPJ and Asef Holding BV acquisitions are pending. The excess of the purchase price over the net book value of acquired assets is currently recorded on the balance sheet as an intangible asset. Intangible assets associated with the purchase of EarthGro and Levington were $23.3 million and $62.8 million, respectively. Intangible assets associated with the other acquisitions mentioned above, exclusive of RPJ and Ortho, are approximately $37.0 million on a combined basis.

      The following unaudited pro forma results of operations give effect to the Ortho, RPJ, Earthgro, and Levington acquisitions as if they had occurred on October 1, 1997.

                                                            SIX MONTHS ENDED
                                                            ----------------
                                                          APRIL 4,    APRIL 3,
      (in millions, except per share data)                  1999        1998
                                                            ----        ----
      Net sales                                            $850.2      $746.4
      Income before extraordinary loss                       30.6        26.3
      Net income                                             24.8        25.6

      Basic earnings per share:
        Before extraordinary loss                          $ 1.41      $ 1.14
        After extraordinary loss                             1.09        1.10

      Diluted earnings per share
        Before extraordinary loss                          $ 1.01      $ 0.87
        After extraordinary loss                             0.82        0.85

      The pro forma information provided does not purport to be indicative of actual results of operations if the Ortho, RPJ, Earthgro and Levington acquisitions had occurred as of October 1, 1997, and is not intended to be indicative of future results or trends.

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

      The agreement provides for the Company to earn a commission based on the EBIT (as defined by the agreement) generated annually by the global Roundup(R) business. The Company has recorded $17.6 million in the first six months of fiscal 1999, representing a pro-rata share of the estimated amount to be earned for the year.

4.    INVENTORIES

      Inventories, net of provisions of $21.5 million, $9.7 million and $12.0 million, respectively, consisted of:

                                              APRIL 3,    APRIL 4,  SEPTEMBER 30,
      (in millions)                             1999        1998        1998
                                                ----        ----        ----
      Finished goods                           $246.8      $128.5      $121.0
      Raw materials                              87.4        64.1        55.8
                                               ------      ------      ------
      FIFO cost                                 334.2       192.6       176.8
      LIFO reserve                                0.4         1.7         0.9
                                               ------      ------      ------
      Total                                    $334.6      $194.3      $177.7
                                               ------      ------      ------


5.    INTANGIBLE ASSETS, NET

                                              APRIL 3,    APRIL 4,  SEPTEMBER 30,
      (in millions)                             1999        1998        1998
                                                ----        ----        ----
      Goodwill                                 $625.8      $275.7      $268.1
      Trademarks                                137.9       135.2       144.0
      Other                                      45.0        19.0        23.0
                                               ------      ------      ------
      Total                                    $808.7      $429.9      $435.1
                                               ------      ------      ------


6.    LONG-TERM DEBT

                                             APRIL 3,     APRIL 4,  SEPTEMBER 30,
      (in millions)                            1999         1998        1998
                                               ----         ----        ----
      Revolving loans under credit facility  $  322.8      $450.6      $253.5
      Term loans under credit facility          509.9        --          --
      Senior Subordinated Notes                 320.0        99.5        99.5
      Deferred acquisition price                 37.5         5.6         5.6
      Foreign term loans                          9.0         9.0         9.0
      Capital lease obligations and other        17.7         4.6         4.9
                                             --------      ------      ------
                                              1,216.9       569.3       372.5
      Less current portions                     213.9         2.8        13.3
                                             --------      ------      ------
                                             $1,003.0      $566.5      $359.2
                                             --------      ------      ------


      In January 1999 the Company completed an offering of $330 million of 10-year 8 5/8% Senior Subordinated Notes ("the Notes") due 2009. The net proceeds from the offering, together with borrowings under Scotts' bank facility, were used to fund the Ortho acquisition and repurchase approximately 97% of the Company's $100.0 million outstanding 9 7/8% Senior Subordinated Notes due August 2004. The Company recorded an extraordinary loss before tax on the extinguishment of the 9 7/8% notes of approximately $9.2 million, including a call premium of $7.1 million and the write-off of unamortized issuance costs and discounts associated with the 9 7/8% notes of $2.1 million.

      Coincidental with the Notes offering, the Company settled its then outstanding interest rate locks for approximately $3.6 million. The Company entered into two interest rate locks in fiscal 1998 to hedge its anticipated interest rate exposure on the Note offering. In October 1998, the Company settled one of the interest rate locks for $9.3 and entered into a new interest rate lock instrument. The total amount paid under the interest rate locks of $12.9 million has been recorded as a reduction of the Notes' carrying value and is being amortized over the life of the Notes.

      On December 4, 1998, the Company and certain of its subsidiaries entered into a new credit facility which provides for borrowings in the aggregate principal amount of $1.025 billion and consists of term loan facilities in the aggregate amount of $525 million and a revolving credit facility in the amount of $500 million. Proceeds from borrowings under the new credit facility of approximately $241.0 million were used to repay amounts outstanding under the then existing credit facility. Gross borrowings and gross repayments under the credit facility were $1.099 billion and $487 million, respectively, for the six months ended April 3, 1999. An $0.4 million extraordinary loss, net of tax, was recorded in connection with the retirement of the old facility.

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

      Interest rates and commitment fees pursuant to the new credit facility vary according to the Company's leverage ratios and also within tranches. In addition, the new credit facility requires that the Company enter into hedge agreements to the extent necessary to provide that at least 50% of the aggregate principal amount of the Senior Subordinated Notes and term loan facilities is subject to a fixed interest rate. Financial covenants include minimum net worth, interest coverage and net leverage ratios. Other covenants include limitations on: indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sale of assets, leases, dividends, capital expenditures, and investments, among others.

      Approximately $12.3 million of financing costs associated with the new credit facility have been deferred as of April 3, 1999 and are being amortized over a period of approximately 7 years.

      In conjunction with the acquisition of RPJ and Sanford Scientific, notes were issued for certain portions of the total purchase price that are to be paid in annual installments over a four year period. Remaining balances for the notes are $32.3 million and $4.6 million, respectively. The Company is imputing interest on the non-interest bearing notes using a 9% and 8% discount rate, respectively.


7.    EARNINGS PER COMMON SHARE

      The following table presents information necessary to calculate basic and diluted earnings per common share ("EPS").

                                                     Three Months Ended   Six Months Ended
                                                     April 3,  April 4,  April 3,  April 4,
                                                       1999      1998      1999      1998
       Net income before extraordinary item           $54.7     $33.5     $44.7     $28.0

       Extraordinary loss on early extinguishment
         of debt, net of taxes                          5.4       0.7       5.8       0.7
                                                      -----     -----     -----     -----
       Net income                                      49.3      32.8      38.9      27.3

       Preferred stock dividends                        2.5       2.5       4.9       4.9
                                                      -----     -----     -----     -----
       Income applicable to common shareholders       $46.8     $30.3     $34.0     $22.4
                                                      -----     -----     -----     -----

       Weighted-average common shares
       outstanding during the period                   18.3      18.7      18.3      18.7
       Assuming conversion of Class A
       Convertible Preferred Stock                     10.3      10.3      10.3      10.3
       Assuming exercise of warrants                    0.9       0.7       0.8       0.5
       Assuming exercise of options                     0.8       0.7       0.8       0.6
                                                      -----     -----     -----     -----

       Weighted-average number of common shares
         outstanding and potential common shares       30.3      30.4      30.2      30.1
                                                      -----     -----     -----     -----

       Basic earnings per common share:
         Before extraordinary loss                    $2.86     $1.66     $2.17     $1.24
         Extraordinary loss, net of tax                0.30      0.04      0.32      0.04
                                                      -----     -----     -----     -----
                                                      $2.56     $1.62     $1.85     $1.20
                                                      -----     -----     -----     -----

       Diluted earnings per common share:
         Before extraordinary loss                    $1.81     $1.10     $1.48     $0.93
         Extraordinary loss, net of tax                0.18      0.02      0.19      0.02
                                                      -----     -----     -----     -----
                                                      $1.63     $1.08     $1.29     $0.91
                                                      -----     -----     -----     -----


8.    STATEMENT OF COMPREHENSIVE INCOME

      Effective October 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments, be presented in the Company's financial statements. The components of other comprehensive income and total comprehensive income for the six months ended April 3, 1999 and April 4, 1998 are as follows:

                                                   Three Months Ended    Six Months Ended
       (in millions)                               April 3,   April 4,  April 3,  April 4,
                                                     1999       1998      1999     1998
       Net income                                   $49.3      $32.8     $38.9    $27.3
       Other comprehensive expense:
         Translation adjustments                     (4.8)      (0.8)     (5.2)    (2.0)
                                                    -----      -----     -----    -----
       Comprehensive income                         $44.5      $32.0     $33.7    $25.3
                                                    -----      -----     -----    -----


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

      In June 1997, the Company received formal notice of an enforcement action and draft Findings and Orders ("F&O") from the OEPA. The draft F&O elaborated on the subject of the referral to the OAG alleging: potential surface water violations relating to possible historical sediment contamination possibly impacting water quality; inadequate treatment capabilities of the Company's existing and currently permitted wastewater treatment plants; and that the Marysville site is subject to corrective action under the Resource Conservation Recovery Act ("RCRA"). In late July 1997, the Company received a draft judicial consent order from the OAG which covered many of the same issues contained in the draft F&O including RCRA corrective action. As a result of ongoing discussions, the Company received a revised draft of a judicial consent order from the OAG in late April 1999, which is the focus of current negotiations.

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

      The Company is continuing to meet with the OAG and the OEPA in an effort to negotiate an amicable resolution of these issues but is unable at this stage to predict the outcome of the negotiations. While negotiations have narrowed the unresolved issues between the Company and the OAG/OEPA, several critical issues remain the subject of ongoing discussions. The Company believes that it has viable defenses to the State's enforcement action, including that it had been proceeding under VAP to address certain environmental issues, and will assert those defenses in any such action.

      While the Company is unable to predict the ultimate outcome of this issue, management believes that the probable range of outcome will not be material to the Company. Many of the issues raised by the State are already being investigated and addressed by the Company during the normal course of conducting business.

      Lafayette

      In July 1990, the Philadelphia District of the U.S. Army Corps of Engineers ("Corps") directed that peat harvesting operations be discontinued at Hyponex's Lafayette, New Jersey facility, based on its contention that peat harvesting and related activities result in the "discharge of dredged or fill material into waters of the United States" and therefore require a permit under Section 404 of the Clean Water Act. In May 1992, the United States filed suit in the U.S. District Court for the District of New Jersey seeking a permanent injunction against such harvesting, and civil penalties in an unspecified amount. If the Corps' position is upheld, it is possible that further harvesting of peat from this facility would be prohibited. The Company is defending this suit and is asserting a right to recover its economic losses resulting from the government's actions. The suit was placed in administrative suspense during fiscal 1996 in order to allow the Company and the government an opportunity to negotiate a settlement, and it remains suspended while the parties develop, exchange and evaluate technical data. In July 1997, the Company's wetlands consultant submitted to the government a draft remediation plan. Comments were received, and a revised plan was submitted in early 1998. Further comments from the government were received during 1998. The Company believes agreement on the remediation plan has essentially been reached. Before this suit can be fully resolved, however, the Company and the government must reach agreement on the government's civil penalty demand. Management does not believe that the outcome of this case will have a material adverse effect on the Company's operations or its financial condition. Furthermore, management believes the Company has sufficient raw material supplies available such that service to customers will not be materially adversely affected by continued closure of this peat harvesting operation.

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

      Bramford

      In the U.K., major discharges of waste to air, water and land are regulated by The Environment Agency (the "EA"). The Levington fertilizer facility in Bramford (Suffolk), U.K., is subject to environmental regulation by the EA. Manufacturing processes at this facility require process authorizations and a waste management license. In connection with the renewal of such authorizations and license, the EA has identified the need for remediation of a lagoon at the site, and the potential for remediation of a former landfill at the site. The Company intends to comply with the reasonable remediation concerns of the EA, including removal of any contaminated materials from the lagoon and filling and capping of the lagoon. If, however, the EA should determine that the Company has not adequately addressed the remediation concerns of the EA, operations at the facility could be restricted and enforcement proceedings could be brought by the EA. Management does not believe that its remedial obligations at this site will have a material adverse effect on the operations at the facility or on the Company's results of operations or financial condition.

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

      See Note 8 for a discussion of SFAS No. 130.

11.   RESTRUCTURING

      Restructuring and other charges totaled $1.9 million in the first six months of fiscal 1999, of which $0.5 million is included in SG&A charges. These charges consist of severance and relocation costs to reorganize the North American

      Professional Business Group to strengthen distribution and technical sale support, integrate brand management across market segments and reduce annual operating expenses. As of April 3, 1999, the Company has made approximately $0.8 of the anticipated cash payments.

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

      In connection with the charges taken for the consolidation of the two U.K. operations, the Company has made $3.1 million of the estimated $3.8 million cash payments accrued for in fiscal 1998, primarily related to severance, packaging and information system costs. The Company estimates that the majority of the remaining payments will be made in fiscal 1999

      In connection with the charges taken for the closure of nine composting operations, the Company made $1.5 million of the estimated $5.0 million cash payments accrued for in fiscal 1998, primarily related to losses under contractual commitments. The Company estimates that of the remaining payments, $1.7 million will be made in fiscal 1999, while $1.8 million will be made in fiscal 2000.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    (ALL AMOUNTS ARE IN MILLIONS EXCEPT PER SHARE DATA OR AS OTHERWISE NOTED)

OVERVIEW

The Company is a leading manufacturer and marketer of consumer branded products for lawn and garden care, professional turf care and professional horticulture businesses in the United States and Europe. The Company's operations are divided into three business segments: North American Consumer, Professional and International. The North American Consumer segment includes the Lawns, Gardens, Growing Media and Ortho business groups.

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

In addition, on January 21, 1999, the Company consummated the acquisition of the assets of Monsanto Company's consumer lawn and garden businesses, exclusive of the Roundup(R) business. These transactions with Monsanto will further the Company's strategic objective of entering the pesticides segment of the consumer lawn and garden category. These businesses make up the newly created Ortho business group within the North American Consumer segment.

Over the past two years, the Company has made several other acquisitions to strengthen its global market position in the lawn and garden category. In October 1998, the Company acquired Rhone-Poulenc Jardin ("RPJ"). RPJ is a leading European consumer lawn and garden business. The RPJ acquisition provides a significant addition to the Company's existing European platform and strengthens its foothold in the continental European consumer lawn and garden market. Through this acquisition, the Company will establish a strong presence in France, Germany, Austria, and the Benelux countries. The RPJ acquisition may also mitigate, to a certain extent, the Company's susceptibility to weather conditions by expanding the regions in which the Company operates.

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

In addition, on December 15, 1998, the Company acquired Asef Holding B.V., a privately-held Netherlands-based lawn and garden products company, for approximately $23.0 million.

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

The following table sets forth sales by business segment for the three and six months ended April 3, 1999 and April 4, 1998:

                            Three Months Ended     Period    Six Months Ended      Period
                            April 3,  April 4,   To Period  April 3,   April 4,  To Period
                              1999      1998       Change     1999       1998      Change
Consumer Lawns               $245.6    $191.9       28.0%    $284.8     $222.1      28.2%
Consumer Gardens               64.3      53.9        19.3      77.8       66.3       17.4
Consumer Growing Media         79.5      70.5        12.8      99.6       86.6       15.0
Consumer Ortho                 69.5        na          na      69.5         na         na
                             ------    ------                ------     ------
  Domestic Consumer           458.9     316.3        45.1     531.7      375.0       41.8
                             ------    ------                ------     ------

Professional                   40.9      44.5       (8.1)      73.4       76.9      (4.6)
International                 131.7      69.3        90.0     210.8      103.0      104.7
                             ------    ------                ------     ------
  Consolidated               $631.5    $430.1       46.8%    $815.9     $554.9      47.0%
                             ------    ------                ------     ------


The following table sets forth the components of income and expense as a percentage of sales for the three and six months ended April 3, 1999 and April 4, 1998:

                                            Three Months Ended    Period       Six Months Ended     Period
                                                                    To                                To
                                            April 3,   April 4,   Period      April 3,   April 4,   Period
                                              1999       1998     Change        1999       1998     Change
Net sales                                    100.0%     100.0%      46.8%      100.0%     100.0%      47.0%
Cost of sales                                 57.4       60.4       39.7        59.1       61.8       40.6
                                             -----      -----      -----       -----      -----      -----
Gross profit                                  42.6       39.6       57.7        40.9       38.2       57.5

Commission earned from agency agreements       2.0         --         na         2.2         --         na

Operating Expenses:
  Advertising and promotion                   13.6       11.8       69.6        12.6       11.0       68.4
  Selling, general and administrative         11.5       10.7       56.9        15.5       14.1       61.8
  Amortization of goodwill & other
    intangibles                                0.8        0.8       55.9         1.3        1.1       67.2
  Restructuring and other charges               --         --         na         0.2        0.0         na
  Other expense, net                           0.1        0.4      (77.8)        0.0        0.3      (80.0)
                                             -----      -----      -----       -----      -----      -----
Income from operations                        18.6       15.9       71.5        13.5       11.7       69.3

Interest expense                               3.9        2.3      143.6         4.2        3.0      108.5
                                             -----      -----      -----       -----      -----      -----
Income before taxes                           14.7       13.6       59.0         9.3        8.8       56.0

Income tax expense                             6.0        5.8       53.2         3.8        3.7       51.0
                                             -----      -----      -----       -----      -----      -----
Net income before extraordinary item           8.7        7.8       63.3         5.5        5.0       59.6

Extraordinary loss on early
  extinguishment of debt, net of taxes         0.9        0.2      671.4         0.7        0.1      728.6
                                             -----      -----      -----       -----      -----      -----
Net income                                     7.8        7.6       50.3         4.8        4.9       42.5

Preferred stock dividends                      0.4        0.6        0.0         0.6        0.9        0.0
                                             -----      -----      -----       -----      -----      -----
Income applicable to common shareholders       7.4%       7.0%      54.5%        4.2%       4.0%      51.8%

THREE MONTHS ENDED APRIL 3, 1999 VERSUS THE THREE MONTHS ENDED APRIL 4, 1998

Sales for the three months ended April 3, 1999 totaled $631.5 million, an increase of 46.8% over the three months ended April 4, 1998 of $430.1 million. On a pro forma basis, assuming that the Ortho, RPJ, Levington and Earthgro acquisitions had occurred on October 1, 1997, sales for the second quarter of fiscal 1999 increased 16.3% over pro forma sales for the second quarter of fiscal 1998 of $552.9 million. The increase in these pro forma sales was driven by improved performance across the majority of the Company' business groups, especially Consumer Lawns and Consumer Gardens as discussed below.

North American Consumer segment sales were $458.9 million in the second quarter of fiscal 1999, an increase of $142.6 million, or 45.1%, over sales for the second quarter of fiscal 1998 of $316.3 million. Sales in the Consumer Lawns business group within this segment increased $53.7 million, or 28.0%, from fiscal 1998 to fiscal 1999, reflecting significant volume growth period-to-period in the Company's Turf Builder(R) line of products. Sales in the Consumer Gardens business group increased $10.4 million, or 19.3%, from the second quarter of fiscal 1998 to fiscal 1999, primarily due to strong volume in the Miracle-Gro(R) product line. Sales in the Consumer Growing Media business group increased $9.0 million, or 12.8%, primarily the result of the Earthgro acquisition made in February of fiscal 1998. On a pro forma basis, including the Earthgro acquisition, sales in the Consumer Growing Media business group increased 7.9% from the second quarter of fiscal 1998 to fiscal 1999, driven primarily by the sales of higher margin, value added potting soil products and certain bark material products. Sales for the Ortho business group, acquired in January 1999, were $69.5 million for the post-acquisition period. On a pro forma basis, assuming Ortho had been acquired effective October 1, 1997, sales for the Ortho business group increased 8.8% in the three month period. Selling price changes did not have a material impact in the North American Consumer segment in the second quarter of fiscal 1999.

Professional segment sales of $40.9 million in the second quarter of fiscal 1999 were down slightly in comparison to second quarter of fiscal 1998 sales of $44.5 million. Results reflect the offsetting performance of the Company's horticultural products, sales of which increased $2.1 million period-to-period, and ProTurf(R) products which decreased $5.7 million. The decrease in ProTurf(R) sales was driven by short-term interruptions associated with the reorganization of the Professional business group made to strengthen distribution and technical sales support and to integrate brand management. The increase in horticultural products stems from strong sales volume for controlled-release fertilizers used in the nursery and greenhouse segments.

International segment sales were $131.7 million in the second quarter of fiscal 1999, an increase of $62.4 million, or 90.0% over the second quarter of fiscal 1998. After considering the RPJ and Levington acquisitions, on a pro forma basis, sales in the International segment increased 15.2% from the second quarter of fiscal 1998 to fiscal 1999, primarily the result of a $12.5 million increase in the RPJ businesses as well as improved performance in the European professional business, partially offset by lower sales levels in the group's U.K. business and the impact of foreign currency translation. The decrease in the U.K was caused by slower than anticipated orders and supply chain interruptions resulting from the integration of the recently acquired businesses. Excluding the effects of currency translation, pro forma sales would have been 19.9% higher than the second quarter of the prior year.

Gross profit increased to $268.9 million in the second quarter of fiscal 1999, an increase of 57.7% over fiscal 1998 gross profit of $170.5 million. As a percentage of sales, gross profit was 42.6% of sales for fiscal 1999 compared to 39.6% of sales for the second quarter of fiscal 1998, primarily due to start-up costs associated with the upgrade of certain domestic manufacturing facilities and demolition costs associated with the removal of certain old manufacturing facilities that had an adverse impact on margins in the second quarter of fiscal 1998.

The "commission earned from agency agreement" of $12.6 million in the second quarter of fiscal 1999 was generated from the Company's agreement with Monsanto for exclusive international marketing and agency rights to Monsanto's consumer Roundup(R) herbicide products. The agreement provides for the Company to earn a commission based on EBIT

(as defined by the agreement) generated annually by the global Roundup(R) business. The $12.6 million recorded in the second quarter of fiscal 1999 represents a pro-rata share of the estimated amount to be earned for the year.

Advertising and promotion expenses in the second quarter of fiscal 1999 were $86.0 million, an increase of $35.3 million, or 69.6% over fiscal 1998 advertising and promotion expenses of $50.7 million. The newly acquired Ortho and RPJ businesses contributed $11.3 million and $8.2 million, respectively, to the increase. The remaining increase reflects continued emphasis on building consumer demand through consumer-oriented marketing efforts, and is highlighted by 28.1% and 35.2% increases in advertising and promotion expenses in the Consumer Lawns and Consumer Gardens business units, respectively. As a percentage of sales, advertising and promotion increased to 13.6% compared to 11.8% for the prior year.

Selling, general and administrative (SG&A) expenses in the second quarter of fiscal 1999 were $72.5 million, an increase of $26.3 million, or 56.9% over similar expenses in the second quarter of fiscal 1998 of $46.2 million. As a percentage of sales, SG&A was 11.5% for the second quarter of fiscal 1999 compared to 10.7% for fiscal 1998. The newly acquired Ortho and RPJ businesses contributed $8.3 million and $9.2 million, respectively to the increase. The remaining increase of $8.8 million was primarily due to the following factors: additional information systems expenses of $0.8 million for year 2000 compliance and $1.5 million for enterprise system implementation efforts; increased charges for bad debt expense of $4.0 million; and increased selling and marketing expense in the Consumer Lawns group of $1.5 million.

Amortization of goodwill and other intangibles increased to $5.3 million in the second quarter of fiscal 1999, compared to $3.4 million in the prior year, due to additional intangibles resulting from the RPJ, Levington and Earthgro acquisitions.

Other expense for the second quarter of fiscal 1999 was $0.4 million compared to $1.8 million in the prior year. The decrease was primarily due to lower foreign currency and asset retirement losses, partially offset by increased legal and environmental costs.

Income from operations for the second quarter of fiscal 1999 was $117.3 million compared to $68.4 million for the second quarter of fiscal 1998, primarily due to increases realized from the newly acquired Ortho and RPJ businesses and significant improvement in the Consumer Lawns business, partially offset by increased SG&A charges associated with information systems expense for year 2000 compliance and enterprise system implementation efforts and bad debt expenses. On a pro forma basis, including the Ortho, RPJ, Levington and EarthGro acquisitions, income from operations for the second quarter of fiscal 1999 was $118.5 million, a 19.9% improvement over the second quarter of fiscal 1998 of $98.8 million.

Interest expense for the second quarter of fiscal 1999 was $24.6 million, an increase of 143.6% over fiscal 1998 interest expense of $10.1 million. The increase in interest expense was due to increased borrowings to fund the Ortho, RPJ, Levington, and EarthGro acquisitions. The increase was also due to higher average borrowing rates determined by the terms and conditions of the Company's new credit facility as discussed below.

Income tax expense was $38.0 million for fiscal 1999 compared to $24.8 million in the prior year. The Company's effective tax rate was 41.0% in the second quarter of fiscal 1999 compared to 42.5% in fiscal 1998 as a result of favorable tax planning strategies.

      As discussed further in "Liquidity and Capital Resources", in conjunction with the Ortho acquisition, in January 1999 the Company completed an offering of $330 million of 10-year 8 5/8% Senior Subordinated Notes ("the Notes") due 2009. The net proceeds from the offering, together with borrowings under Scotts' bank facility, were used to fund the Ortho acquisition and repurchase approximately 97% of the Company's $100.0 million outstanding 9 7/8% Senior Subordinated Notes due August 2004. The Company recorded an extraordinary loss before tax on the extinguishment of the 9 7/8% notes of approximately $9.2 million, including a call premium of $7.1 million and the write-off of unamortized issuance costs and discounts associated with the 9 7/8% notes of $2.1 million.

The Company reported net income of $49.3 million for the second quarter of fiscal 1999, or $1.63 per common share on a diluted basis, compared to net income of $32.8 million for fiscal 1998, or $1.08 per common share. Excluding the impact of the extraordinary loss discussed above, the Company reported earnings per share of $1.81 per share on a diluted basis as compared to $1.10 in the prior year. On a pro forma basis, diluted earnings per common share before extraordinary items increased to $1.80 as compared to $1.48 in the second quarter of the prior year.


SIX MONTHS ENDED APRIL 3, 1999 VERSUS THE SIX MONTHS ENDED APRIL 4, 1998

Sales for the six months ended April 3, 1999 totaled $815.9 million, an increase of 47.0% over the six months ended April 4, 1998 of $554.9 million. On a pro forma basis, assuming that the Ortho, RPJ, Levington and Earthgro acquisitions had occurred on October 1, 1997, sales for the six months of fiscal 1999 of $850.2 million increased 13.9% over pro forma sales for the six months of fiscal 1998 of $746.4 million. The increase in these pro forma sales was driven by improved performance in the majority of the Company's business groups, especially Consumer Lawns and Consumer Gardens as discussed below.

North American Consumer segment sales were $531.7 million for the six months of fiscal 1999, an increase of $156.7 million, or 41.8%, over sales for the six months of fiscal 1998 of $375.0 million. Sales in the Consumer Lawns business group within this segment increased $62.7 million, or 28.2%, from fiscal 1998 to fiscal 1999, reflecting significant volume growth period-to-period in the Company's Turf Builder(R) line of products. Sales in the Consumer Gardens business group increased $11.5 million, or 17.4%, from the six months of fiscal 1998 to fiscal 1999, primarily due to strong volume in the Miracle-Gro(R) product line. Sales in the Consumer Growing Media business group increased $13.0 million, or 15.0%, primarily the result of the Earthgro acquisition made in February of fiscal 1998. On a pro forma basis, including the Earthgro acquisition, sales in the Consumer Growing Media business group increased 7.1% from the six months of fiscal 1998 to fiscal 1999, driven primarily by the sales of higher margin, value added potting soil products and certain bark material products. Sales for the Ortho business group, acquired in January 1999, were $69.5 million for the post-acquisition period. On a pro forma basis, assuming Ortho had been acquired effective October 1, 1997, sales for the Ortho business group would have increased 12.7% in the six month period. Selling price changes did not have a material impact in the North American Consumer segment in the second quarter of fiscal 1999.

Professional segment sales of $73.4 million in the six months of fiscal 1999 were down slightly in comparison to six months of fiscal 1998 sales of $76.9 million. Results reflect the offsetting performance of the Company's horticultural products, sales of which increased $5.5 million period-to-period, and ProTurf(R) products which decreased $9.0 million. The decrease in ProTurf(R) sales was driven by short-term interruptions associated with the reorganization of the Professional business group made to strengthen distribution and technical sales support and to integrate brand management. The increase in horticultural products stems from strong sales volume for controlled-release fertilizers used in the nursery and greenhouse segments.

International segment sales were $210.8 million in the six months of fiscal 1999, an increase of $107.8 million, or 104.7% over the six months of fiscal 1998. After considering the RPJ and Levington acquisitions, on a pro forma basis, sales in the International segment increased 7.6% from the six months of fiscal 1998 to fiscal 1999, primarily the result of a $18.1 million increase in the RPJ businesses as well as improved performance in the European professional business, partially offset by lower sales levels in the group's U.K. business and the impact of foreign currency translation. The decrease in the U.K was caused by slower than anticipated orders and supply chain interruptions resulting from the integration of the recently acquired businesses. Excluding the effects of currency translation, pro forma sales would have been 9.3% higher than the six months of the prior year.

Gross profit increased to $333.6 million in the six months of fiscal 1999, an increase of 57.5% over fiscal 1998 gross profit of $211.8 million. As a percentage of sales, gross profit was 40.9% of sales for fiscal 1999 compared to 38.2% of sales for the second quarter of fiscal 1998, primarily due to improved raw material costs, improved manufacturing efficiencies, and start-up costs associated with the upgrade of certain domestic manufacturing facilities and demolition costs associated with the removal of certain old manufacturing facilities that had an adverse impact on margins in the six months of fiscal 1998.

The "commission earned from agency agreement" of $17.6 million in the six months of fiscal 1999 was generated from the Company's agreement with Monsanto for exclusive international marketing and agency rights to Monsanto's consumer Roundup(R) herbicide products. The agreement provides for the Company to earn a commission based on EBIT (as defined by the agreement) generated annually by the global Roundup(R) business. The $17.6 million recorded in the six months of fiscal 1999 represents a pro-rata share of the estimated amount to be earned for the year.

Advertising and promotion expenses in the six months of fiscal 1999 were $102.7 million, an increase of $41.7 million, or 68.4% over fiscal 1998 advertising and promotion expenses of $61.0 million. The newly acquired Ortho and RPJ businesses contributed $11.3 million and $10.5 million, respectively, to the increase. The remaining increase reflects continued emphasis on building consumer demand through consumer-oriented marketing efforts, and is highlighted by 30.6%, 30.5% and 20.7% increases in advertising and promotion expenses in the Consumer Lawns, Consumer Gardens and core International business units, respectively. As a percentage of sales, advertising and promotion increased to 12.6% compared to 11.0% for the prior year.

Selling, general and administrative (SG&A) expenses in the six months of fiscal 1999 were $126.4 million, an increase of $48.3 million, or 61.8% over similar expenses in the six months of fiscal 1998 of $78.1 million. As a percentage of sales, SG&A was 15.5% for the six months fiscal 1999 compared to 14.1% for fiscal 1998. The newly acquired Ortho and RPJ businesses contributed $8.7 million and $17.8 million, respectively to the increase. The remaining increase of $21.8 million was primarily due to the following factors: additional information systems expenses of $1.9 million for year 2000 compliance and $3.2 million for enterprise system implementation efforts; increased charges for bad debt expense of $4.0 million; increased marketing and selling expenses in the Consumer Lawns group of $1.9 million and $1.7 million, respectively; and an overall increase in research and development costs of $3.0 million.

Amortization of goodwill and other intangibles increased to $10.2 million in the six months of fiscal 1999, compared to $6.1 million in the prior year, due to additional intangibles resulting from the RPJ, Levington and Earthgro acquisitions.

Other expense for the second quarter of fiscal 1999 was $0.3 million compared to $1.5 million in the prior year. The decrease was primarily due to lower foreign currency and asset retirement losses, partially offset by increased legal and environmental costs.

Income from operations for the six months of fiscal 1999 was $110.2 million compared to $65.1 million for the six months of fiscal 1998, primarily due to increases realized from the newly acquired Ortho and RPJ businesses and significant improvement in the Consumer Lawns business, partially offset by increased SG&A charges associated with information systems expense for year 2000 compliance and enterprise system implementation efforts and bad debt expenses. On a pro forma basis, including the Ortho, RPJ, Levington and EarthGro acquisitions, income from operations for the six months of fiscal 1999 was $94.4 million, a 11.7% improvement over the six months of fiscal 1998 of $84.5 million.

Interest expense for the six months of fiscal 1999 was $34.4 million, an increase of 108.5% over fiscal 1998 interest expense of $16.5 million. The increase in interest expense was due to increased borrowings to fund the Ortho, RPJ, Levington, and EarthGro acquisitions. The increase was also due to higher average borrowing rates determined by the terms and conditions of the Company's new credit facility as discussed below.

Income tax expense was $31.1 million for fiscal 1999 compared to $20.6 million in the prior year. The Company's effective tax rate was 41.0% in the six months of fiscal 1999 compared to 42.5% in fiscal 1998 as a result of favorable tax planning strategies.

As discussed further in "Liquidity and Capital Resources", in conjunction with the Ortho acquisition, in January 1999 the Company completed an offering of $330 million of 10-year 8 5/8% Senior Subordinated Notes ("the Notes") due 2009. The net proceeds from the offering, together with borrowings under Scotts' bank facility, were used to fund the Ortho acquisition and repurchase approximately 97% of the Company's $100.0 million outstanding 9 7/8% Senior Subordinated Notes due August 2004. The Company recorded an extraordinary loss before tax on the extinguishment of the 9 7/8% notes of approximately $9.2 million, including a call premium of $7.1 million and the write-off of unamortized issuance costs and discounts associated with the 9 7/8% notes of $2.1 million.

The Company reported net income of $38.9 million for the six months of fiscal 1999, or $1.29 per common share on a diluted basis, compared to net income of $27.3 million for fiscal 1998, or $0.91 per common share. Excluding the impact of the extraordinary loss discussed above, the Company reported earnings per share of $1.48 per share on a diluted basis as compared to $0.93 in the prior year. On a pro forma basis, diluted earnings per common share before extraordinary items increased to $1.01 as compared to $0.87 in the six months of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities totaled $260.1 million for the six months ended April 3, 1999 compared to a use of $183.7 million for the six months ended April 4, 1998. The seasonal nature of the Company's operations generally requires cash to fund significant increases in certain components of working capital (primarily inventory and accounts receivable) during the first and second quarters. The third fiscal quarter is a significant period for collecting accounts receivable and liquidating inventory levels. The additional cash used in operating activities for the six months of fiscal 1999 is attributable to the increased build of inventory levels needed to cover expected revenue growth, cash required for operations of recently acquired businesses, and for the payment of marketing fees associated with the Roundup(R) agency agreement.

Cash used in investing activities totaled $525.4 million for the six months ended April 3, 1999 as compared to $147.4 million in the prior year. This increase in cash used was primarily due to the cost of the Ortho, RPJ and ASEF businesses acquired during the period. Additionally, capital investments were $26.6 million in the six months of fiscal 1999, a $13.4 increase in comparison to the prior year. The increase in capital investments is primarily due to cost associated with the enterprise resource planning project of $11.7 million. The Company's new credit facilities (as described below) restrict annual capital investments to $70.0 million.

Financing activities generated cash of $794.3 million for the six months ended April 3, 1999 compared to $329.5 million in the prior year. Cash generated in the first six months of fiscal 1999 was generally provided by the Company's new $1.025 billion credit facility and the January 1999 Senior Subordinated Notes offering of $330 million. Borrowings were primarily used to provide funds for the following: acquisitions of Ortho, RPJ and Asef; marketing fees associated with the Roundup(R) agency agreement; financing fees associated with the new credit facility (as discussed below); issuance fees associated with the Note offering; payments associated with the then outstanding interest rate locks (also described below); and dividends on Class A Preferred Stock.

Total debt was $1.2 billion as of April 3, 1999, an increase of $857.3 million compared with debt at September 30, 1998 and an increase of $660.5 million compared with debt levels at April 4, 1998. The increase in debt, period to period, was primarily due to borrowings made to fund the financing activities previously mentioned.

The primary sources of liquidity for the Company are funds generated by operations and borrowings under the Company's credit facility. On December 4, 1998, the Company and certain of its subsidiaries entered into a new credit facility which provides for borrowings in the aggregate principal amount of $1.025 billion and consists of term loan facilities in the aggregate amount of $525 million and a revolving credit facility in the amount of $500 million. Proceeds from borrowings under the new credit facility of approximately $241.0 million were used to repay amounts outstanding under the then existing credit facility.

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

Coincidental with the Notes offering, the Company settled its then outstanding interest rate locks for approximately $3.6 million. The Company entered into two interest rate locks in fiscal 1998 to hedge its anticipated interest rate exposure on the Notes offering. In October 1998, the Company settled one of the interest rate locks for $9.3 and entered into a new interest rate lock instrument. The total amount paid under the interest rate locks of $12.9 million has been recorded as a reduction of the Notes' carrying value and is being amortized over the life of the notes

In July 1998, the Board of Directors of the Company authorized the repurchase of up to $100 million of the Company's common shares on the open market or in privately negotiated transactions on or prior to September 30, 2001 ("the Repurchase Program"). As of April 3, 1999, approximately 300,000 common shares ($8.7 million) were repurchased under the Repurchase Program. The timing and amount of any future purchases under the Repurchase Program will be at the Company's discretion and will depend upon market conditions and the Company's operating performance and liquidity. Any repurchase will also be subject to the covenants contained in the Company's credit facilities as well as its other debt instruments. The repurchased shares will be held in treasury and will thereafter be used for the exercise of employee stock options and for other valid corporate purposes. The Company anticipates that repurchases would be made pro rata (42% of shares repurchased) from the Hagedorn Partnership, L.P. upon terms no less favorable to the Company than those obtainable in the public market. The agreement governing the merger transactions with the former shareholders of Stern's Miracle-Gro Products, Inc. ("the Miracle-Gro shareholders") requires that the they reduce their percentage ownership in the Company to no more than 44% on a fully diluted basis to the extent that repurchases by the Company would cause such ownership to exceed 44%.

In the opinion of the Company's management, cash flows from operations and capital resources will be sufficient to meet debt service and working capital needs during fiscal 1999, however, the Company cannot ensure that its business groups will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all, or that future borrowings will be available under the newly created credit facility in amounts sufficient to pay indebtedness or fund other liquidity needs. The Company cannot ensure that it will be able to refinance any indebtedness, including the newly created credit facility, on commercially reasonable terms, or at all.

ENVIRONMENTAL MATTERS

The Company is subject to local, state, federal and foreign environmental protection laws and regulations with respect to its business operations and believes it is operating in substantial compliance with, or taking action aimed at ensuring compliance with, such laws and regulations. The Company is involved in several environmental related legal actions with various governmental agencies. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on the Company's financial position; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by the resolution of these matters. Additional information on environmental matters affecting the Company is provided in Note 9 to the Company's unaudited Consolidated Financial Statements as of and for the six months ended April 3, 1999 and in the 1998 Annual Report on Form 10-K under the "BUSINESS" and "LEGAL PROCEEDINGS" sections.


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

INFORMATION TECHNOLOGY (IT) SYSTEMS

Currently, the mainframe computer operations at the Company's Marysville, Ohio headquarters support all U. S. business groups with the exception of Scotts' Miracle-Gro Products, Inc., the Republic Tool (spreaders) manufacturing operation, and Ortho business group. The Company's foreign operations generally do not electronically interface with the U.S. headquarters.

The headquarters mainframe operations consist primarily of internally developed systems which have been remediated, while other domestic and international operations utilize commercial packaged software which, if not Year 2000 compliant, is being upgraded or replaced. Remediation of headquarters applications, which is the Company's most complex and costly effort, was completed in April 1999.

Personal computers are being made Year 2000 compliant by systematic upgrade through lease renewals. Many other hardware/software upgrades are being executed under ongoing maintenance and support agreements with vendors. Testing of upgrades is being performed internally.

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

NON-IT SYSTEMS

Non-IT systems, comprised mainly of equipment and machinery operating and control systems, telecommunication systems, building air management systems, security and fire control systems, electrical and natural gas systems are being assessed by each business group with advice from the suppliers of these systems/services. Upgrades or replacements are being made as necessary.

THIRD PARTY SUPPLIERS

The Company relies on third party suppliers for finished goods, raw materials, water, other utilities, transportation and a variety of other key services. Interruption of supplier operation due to Year 2000 issues could affect Company operations. The Company is evaluating the status of suppliers' efforts through confirmation and follow-up procedures, including selected site assessment trips, to determine contingency planning where necessary.

RECENT ACQUISITIONS

The Company completed the Ortho and RPJ acquisitions earlier this fiscal year, as well as the Roundup(R) Marketing Agreement. The Ortho and RPJ acquisitions have both IT and non-IT Year 2000 considerations. The Roundup(R) Marketing Agreement does not involve the acquisition of assets; however, additional efforts are necessary to confirm Year 2000 readiness by the Company's business partners. Representations have been provided in the definitive agreement signed in conjunction with the Ortho transaction that the Ortho business is Year 2000 compliant in all material respects. The Company is in the process of compiling Year 2000 reporting from these operations and performing site visits as part of the verification efforts.

STATE OF READINESS

Each business group has completed an internal inventory to identify IT and non-IT systems that are susceptible to system failure or processing errors as a result of Year 2000 issues.

The headquarters mainframe remediation project is complete (including testing). Plans are in place for the upgrade or replacement, and testing of IT systems at other U. S. operations by mid-1999. Non-IT efforts are being performed concurrently and replacement and testing is expected to be completed by mid-1999. Site visits are being conducted by the Program Office to verify progress against plans.

Year 2000 readiness plans are being executed within the International segment. Upgrades of packaged software for the primary systems will be completed by mid-1999. Completion of all IT and non-IT upgrades and testing is scheduled for calendar mid-

1999. Site visits are being conducted by the Program Office to verify progress against plans.

A confirmation process with respect to third party suppliers is in progress. Plans are being executed for site visits with critical suppliers to determine if alternative sources are needed.


COSTS

The Company has been tracking incremental Year 2000 costs which exclude the costs of internally dedicated resources. The current estimate of incremental costs for the Year 2000 efforts (excluding those related to the ERP project) is approximately $5.7 million. Of this amount, $3.8 million has been incurred to date. These costs, with the exception of relatively small capital expenditures, are being expensed as incurred and are being funded through operating cash flows. A summary of the cost components follows ($ in millions):

                                                   AS OF   REMAINDER OF
                                                 APRIL 3,     FISCAL
LOCATION                                           1999        1999        TOTAL
--------                                           ----        ----        -----
                                                 (ACTUAL)   (ESTIMATE)
Headquarters mainframe                             $2.8         $0.2        $3.0
Other U. S. Operations                              0.4          0.9         1.3
International operations                            0.6          0.8         1.4
                                                   ----         ----        ----
  Total                                            $3.8         $1.9        $5.7
                                                   ====         ====        ====


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

- Forecasting unreliability due to customers' departures from expected buying patterns.

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

CONTINGENCY PLANS

A formal contingency plan process is being developed. The Company will continue to assess where alternative courses of action are needed as the IT and non-IT readiness plans are executed. The drive for formal contingency planning is in the second and third calendar quarters of 1999, once a significant amount of the business groups' readiness plans have been completed.

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

The Company has expensed approximately $4.4 million related to the project since its inception.

EURO

In January 1999, a new currency called the "euro" began to be introduced in certain Economic and Monetary Union ("EMU") countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effects the euro currency will have on the marketplace. Additionally, the European Commission has not yet defined and formalized all of the final rules and regulations. The Company is still assessing the impact the EMU formation and euro implementation will have on its internal systems and the sale of its products. The Company expects to take appropriate actions based on the results of such assessment. The Company has not yet determined the cost related to addressing this issue and there can be no assurance that this issue and its related costs will not have a materially adverse effect on the Company's business, operating results and financial condition.

MANAGEMENT'S OUTLOOK

Results for the six months of fiscal 1999 are in line with the Company's long-term strategy for profitable growth. The performance in 1999 reflects the successful continuation of its primary growth drivers: to emphasize consumer-oriented marketing efforts to pull demand through its distribution channels, and to make strategic acquisitions to increase market share in global markets and within segments of the lawn and garden category. Restructuring charges taken in fiscal 1998 reflect the costs to integrate recent acquisitions and to exit businesses that are not strategically aligned with the Company's core businesses. Going forward, these actions should allow the Company to fully realize the operational synergies created by the acquisitions and to focus resources in businesses that provide opportunities for growth.

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

      (1)   Sales growth of 8% to 10%;

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

- EFFECT OF SEASONALITY --Historical seasonality could impair the Company's ability to make interest payments on indebtedness. Because the Company's products are used primarily in the spring and summer, the business is highly seasonal. Approximately 72% of sales occur in the second and third fiscal quarters. Working capital needs, and correspondingly borrowings, peak at the end of the first fiscal quarter during which the Company generates less revenues while incurring expenditures in preparation for the spring selling season. If the Company is unable to draw on the new credit facility when an interest payment is due on the other indebtedness, this seasonality could adversely affect the Company's ability to make interest payments as required by the other indebtedness. Adverse weather conditions could heighten this risk;

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

- EFFECT OF NEW EUROPEAN CURRENCY -- The implementation of the euro currency in certain European countries in 2002 could adversely impact the Company. In January 1999, a new currency called the "euro" began to be introduced in certain Economic and Monetary Union ("EMU") countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effects the euro currency will have on the marketplace. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. The Company is still assessing the impact the EMU formation will have on internal systems and the sale of products. The Company expects to take appropriate actions based on the results of such assessment. However, the Company has not yet determined the cost related to addressing this issue and there can be no assurance that this issue and its related costs will not have a materially adverse effect on operating results and financial condition;

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

- ENVIRONMENTAL REGULATION -- Compliance with environmental and other public health regulations could result in the expenditure of significant capital resources. Local, state, federal and foreign laws and regulations relating to environmental matters affect the Company in several ways. All products containing pesticides must be registered with the United States Environmental Protection Agency ("United States EPA") (and in many cases, similar state and/or foreign agencies) before they can be sold. The inability to obtain or the cancellation of any such registration could have an adverse effect on the Company. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether competitors were similarly affected. The Company attempts to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals, but may not always be able to avoid or minimize these risks. Regulations regarding the use of certain pesticide and fertilizer products may include requirements that only certified or professional users apply the product or that certain products be used only on certain types of locations (such as "not for use on sod farms or golf courses"), may require users to post notices on properties to which products have been or will be applied, may require notification of individuals in the vicinity that products will be applied in the future or may ban the use of certain ingredients. In addition, with the acquisitions of RPJ and Ortho, the Company has acquired many new pesticide product lines that are subject to additional regulations. Even if the Company is able to comply with all such regulations and obtain all necessary registrations, the Company cannot assure that its products, particularly pesticide products, will not cause injury to the environment or to people under all circumstances. The costs of compliance, remediation or products liability have adversely affected operating results in the past and could materially affect future quarterly or annual operating results;

- CONTROL BY SIGNIFICANT SHAREHOLDERS -- The interests of the Miracle-Gro Shareholders could conflict with those of the other shareholders or noteholders. The Miracle-Gro Shareholders (through the Hagedorn Partnership, L.P.) beneficially own approximately 42% of the outstanding common shares of the Company on a fully diluted basis. While the merger agreement pursuant to which Scotts and Miracle-Gro merged places certain voting restrictions on the Miracle-Gro Shareholders through May 19, 2000, the Miracle-Gro Shareholders have the right to designate three members of the Company's Board of Directors and have the ability to veto significant corporate actions by the Company. In addition, after May 19, 2000, the Miracle-Gro Shareholders will be able to vote their shares without restriction and will be able to significantly control the election of directors and the approval of other actions requiring the approval of the Company's shareholders. The interests of the Miracle-Gro Shareholders could conflict with those of the Company's other shareholders or the holders of the Company issued notes;

- SUBSTANTIAL LEVERAGE -- The Company's substantial indebtedness could adversely affect the financial health of the Company and prevent the Company from fulfilling its obligations under certain indebtedness. As a result of the Notes offering, the Company has a significant amount of indebtedness. This substantial indebtedness could have important consequences. For example, it could:

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

- ADDITIONAL BORROWINGS AVAILABLE -- Despite current indebtedness levels, the Company and its subsidiaries may be able to incur substantially more debt. This could further exacerbate the risks described above. The terms of the indenture do not fully prohibit the Company or its subsidiaries from doing so. If new debt is added to the Company and its subsidiaries' current debt levels, the related risks that the Company now face could intensify;

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

- INTEGRATION ISSUES -- Inability to integrate the acquisitions made could prevent the Company from maximizing synergies and could adversely affect financial results. The Company has made several substantial acquisitions in the past four years. The Ortho acquisition represents the largest. The success of any completed acquisition depends, and the success of the Ortho acquisition will depend, on the ability to integrate effectively the acquired business. The

      Company believes that the RPJ acquisition and the Ortho acquisition provide significant cost saving opportunities. However, if the Company is not able to successfully integrate Ortho, RPJ or other acquisitions, the Company will not be able to maximize such cost saving opportunities. Rather, the failure to integrate such acquired businesses, because of difficulties in the assimilation of operations and products, the diversion of management's attention from other business concerns, the loss of key employees or other factors, could materially adversely affect financial results;

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

      The applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act") with respect to the Ortho acquisition has expired, and the Company believes that no further governmental approvals are required with respect to the Ortho acquisition. However, the Company understands that the Federal Trade Commission (the "FTC") is reviewing the non-selective herbicide market under the various antitrust laws of the United States. Pursuant to this review, the FTC has requested additional information from the Company regarding Roundup(R) and Finale(R), a brand of non-selective herbicide that was bought from AgrEvo Environmental Health, Inc. in May 1998, and information from Monsanto regarding Roundup(R). The Company has subsequently divested the Finale(R) business. Any modification of the Roundup Marketing Agreement, as a result of the FTC's review, could adversely affect financial results.

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

INTEREST RATE RISK

The Company has various debt instruments outstanding at April 3, 1999 that are impacted by changes in interest rates. As a means of managing its interest rate risk on these debt instruments, the Company has entered into interest rate swap agreements to effectively convert certain variable rate debt obligations to fixed rates as follows:

     A 20 million British Pound Sterling notional amount swap used to convert obligations denominated in British Pounds Sterling to a fixed rate. The exchange rate used to convert British Pounds Sterling to U.S. dollars at April 3, 1999 was $1.60:1 GBP.

     Four interest rate swaps with a total notional amount of $105.0 million which are used to hedge certain variable-rate obligations under the Company's credit facility. The credit facility requires that the Company enter into hedge agreements to the extent necessary to provide that at least 50% of the aggregate principal amount of the senior subordinated notes and term loan facilities is subject to a fixed interest rate.

The following table summarizes information about the Company's derivative financial instruments and its debt instruments that are sensitive to changes in interest rates as of April 3, 1999. For debt instruments, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents expected cash flows based on notional amounts and weighted-average interest rates by contractual maturity dates. Weighted-average variable rates are based on implied forward rates in the yield curve at April 3, 1999. The information is presented in U.S. dollars (in millions):

                                  EXPECTED MATURITY DATE
                                  ----------------------                                     FAIR
                         1999     2000     2001     2002     2003    THEREAFTER    TOTAL     VALUE
                         ----     ----     ----     ----     ----    ----------    -----     -----
LONG-TERM DEBT:
---------------
Fixed rate debt                                                       $(332.9)   $(332.9)  $(343.7)
  Average rate                                                          8.625%     8.625%

Variable rate debt      $(3.0)  $(26.0)  $(33.0)  $(44.0)  $(48.0)    $(678.7)   $(832.7)  $(832.7)
Average rate             7.35%    6.95%    6.93%    6.90%    6.90%       7.64%      7.51%

INTEREST-RATE
DERIVATIVES:
------------
Interest rate swap      $(0.4)   $(0.8)   $(0.7)   $(0.4)                                   $ (2.1)
Average rate             7.62%    7.62%    7.62%    7.62%

Interest rate swap      $ 0.0    $ 0.1    $ 0.2    $ 0.1                                    $  0.3
Average rate             5.05%    5.05%    5.05%    5.05%

Interest rate swap      $ 0.0    $ 0.1    $ 0.1    $ 0.0                                    $  0.2
Average rate             5.08%    5.08%    5.08%    5.08%

Interest rate swap      $ 0.0    $ 0.1    $ 0.1    $ 0.1    $ 0.1                           $  0.3
Average rate             5.11%    5.11%    5.11%    5.11%    5.11%

Interest rate swap      $ 0.0    $ 0.1    $ 0.1    $ 0.1    $ 0.2      $  0.1               $  0.4
Average rate             5.18%    5.18%    5.18%    5.18%    5.18%       5.18%

On January 21, 1999, the Company issued $330 million of Senior Subordinated Notes due in 2009 bearing interest at 8.625%, retired approximately 97% of its $100.0 million Senior Subordinated Notes then outstanding and unwound its then outstanding interest rate locks. See additional discussion of the Company's indebtedness in "Liquidity and Capital Resources" in "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

EQUITY PRICE RISK

In May 1998, the Company sold 0.3 million put options which give the holder the option to sell one of the Company's common shares at a specified price for each option held. The put options have a strike price of $35.32 per share and expire in May 1999. The put options can only be exercised on their date of expiration. At April 3, 1999 the buy-out value of these put options was $0.2 million as estimated using an option pricing model.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        See Footnote 9 to the Condensed, Consolidated Financial Statements.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of shareholders of the Company (the "Annual Meeting") was held in Columbus, Ohio on February 23, 1999.

         The result of the vote of the shareholders for the matter of the election of four directors, for terms of three years each, submitted to the shareholders at the Annual Meeting, is as follows:

            Nominee           Votes For         Withheld
            -------           ---------         --------
         Charles M. Berger    24,545,315        302,804
         James Hagedorn       24,539,102        309,017
         Karen G. Mills       24,582,290        265,829
         John Walker, Ph.D.   24,536,548        311,571

         Each of the nominees was elected. The other directors whose terms of office continue after the Annual Meeting are James B. Beard, Ph.D., John Kenlon, John M. Sullivan, L. Jack Van Fossen, Joseph P. Flannery, Horace Hagedorn, Albert E. Harris and Patrick J. Norton.

         The result of the vote of the shareholders for the matter of the further amendment to the Company's 1996 Stock Option Plan, to increase the number of common shares available thereunder from 3,000,000 to 5,500,000, is as follows:

            Votes For         Votes Against     Abstain     Not Voted
            ---------         -------------     -------     ---------
            15,782,144            6,956,504      23,513     2,445,958

         The proposal to amend the Company's 1996 Stock Option Plan, was adopted.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) See Exhibit Index at page 37 for a list of the exhibits included herewith.

         (b) The Registrant filed a Current Report on Form 8-K dated January 7, 1999, reporting under "Item 5. Other Events", information concerning the RPJ acquisition, the Ortho acquisition, the Roundup(R) Marketing Agreement, the New Credit Facility, and the funding of the Ortho acquisition through a private placement of $300 million aggregate principal amount of senior subordinated notes pursuant to Rule 144a under the Securities Act of 1933, as amended.

         The Registrant filed a Current Report on Form 8-K dated February 5, 1999, reporting under "Item 2. Acquisition or Disposition of Assets" and "Item 7. Financial Statements and Exhibits", additional information concerning the Ortho acquisition, financial statements of businesses acquired and pro forma financial information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE SCOTTS COMPANY

Date: May 17, 1999                      /s/ CHRISTOPHER L. NAGEL
                                        Christopher L. Nagel
                                        Acting Chief Financial Officer
                                        Vice President and Corporate Controller

                                 THE SCOTTS COMPANY
                         QUARTERLY REPORT ON FORM 10-Q FOR
                         FISCAL QUARTER ENDED APRIL 3, 1999

                                   EXHIBIT INDEX

EXHIBIT NUMBER                 DESCRIPTION                           PAGE NUMBER
--------------                 -----------                           -----------
   2(a)            Asset Purchase Agreement, dated as                     *
                   of November 11, 1998, between
                   Monsanto Company and the Registrant
                   (replaces and supersedes Exhibit
                   2(d) to the Registrant's Annual
                   Report on Form 10-K for the fiscal
                   year ended September 30, 1998 (File
                   No. 001-13292))**

   2(b)            Amended and Restated Exclusive                         *
                   Agency and Marketing Agreement,
                   dated as of September 30, 1998,
                   between Monsanto Company and the
                   Registrant (replaces and supersedes
                   Exhibit 10(u) to the Registrant's
                   Annual Report on Form 10-K for the
                   fiscal year ended September 30,
                   1998 (File No. 001-13292))**

   4               Indenture, dated as of January 21,       Incorporated herein by
                   1999, between The Scotts Company and     reference to Exhibit 4 to the
                   State Street Bank and Trust Company,     Registrant's Registration
                   as Trustee                               Statement on Form S-4
                                                            (Registration No.
                                                            333-76739) filed April 21, 1999

   10              The Scotts Company 1996 Stock            Incorporated herein by
                   Option Plan (as amended through          reference to the Registrant's
                   4/1/99)                                  Registration Statement on
                                                            Form S-8 filed with the SEC
                                                            on April 21, 1999 (Registration
                                                            No. 333-76697) [Exhibit 10]

   27              Financial Data Schedule                                *

------------

*Filed herewith

**Certain portions of these Exhibits have been omitted based upon a request for confidential treatment filed with the Securities and Exchange Commission ("SEC"). The non-public information has been filed separately with the SEC in connection with that request.