Form 10-Q
period 1999-07-03
SCOTTS COMPANY
filed 1999-08-17
CIK 825542

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999

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

                              41 SOUTH HIGH STREET
                                   SUITE 3500
                              COLUMBUS, OHIO 43215
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (614) 719-5500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                              14111 SCOTTSLAWN ROAD
                             MARYSVILLE, OHIO 43041
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT.)

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

            18,357,302                             Outstanding at August 6, 1999
Common Shares, voting, no par value

                               THE SCOTTS COMPANY AND SUBSIDIARIES

                                              INDEX

                                                                                        PAGE NO.
                                                                                        --------
Part I. Financial Information:

      Item 1.     Financial Statements

                  Condensed, Consolidated Statements of Operations - Three
                  and nine month periods ended  July 3, 1999 and July 4, 1998              3

                  Condensed, Consolidated Statements of Cash Flows - Nine
                  month periods ended July 3, 1999 and July 4, 1998                        4

                  Condensed, Consolidated Balance Sheets - July 3, 1999,
                  July 4, 1998, and September 30, 1998                                     5

                  Notes to Condensed, Consolidated Financial Statements                   6-16

      Item 2.     Management's Discussion and Analysis of Financial Condition             17-32
                  and Results of Operations

      Item 3.     Quantitative and Qualitative Disclosures about Market Risk              33-34

Part II. Other Information

      Item 1.     Legal Proceedings                                                        35

      Item 6.     Exhibits and Reports on Form 8-K                                         35

Signatures                                                                                 36

Exhibit Index                                                                              37

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                 THE SCOTTS COMPANY AND SUBSIDIARIES
                          CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)
                               (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                        THREE MONTHS                NINE MONTHS
                                                            ENDED                      ENDED
                                                            -----                      -----
                                                     JULY 3,      JULY 4,      JULY 3,       JULY 4,
                                                      1999         1998         1999          1998
                                                      ----         ----         ----          ----
Net sales                                            $586.2       $367.0      $1,402.2       $921.9
Cost of sales                                         349.8        235.7         832.1        578.8
                                                     ------       ------      --------       ------
Gross profit                                          236.4        131.3         570.1        343.1

Commission earned from agency agreement                 9.9         --            27.5         --

Operating expenses:
  Advertising and promotion                            63.8         32.9         166.6         93.9
  Selling, general and administrative                  79.4         43.8         205.9        121.9
  Amortization of goodwill and other intangibles        8.3          3.5          18.5          9.7
  Restructuring and other charges                      --           --             1.4         --
  Other (income) expense, net                          (0.3)         1.3          (0.1)         2.7
                                                     ------       ------      --------       ------
Income from operations                                 95.1         49.8         205.3        114.9

Interest expense                                       24.6          9.2          59.0         25.7
                                                     ------       ------      --------       ------
Income before taxes                                    70.5         40.6         146.3         89.2

Income tax expense                                     28.9         16.2          60.0         36.9
                                                     ------       ------      --------       ------
Income before extraordinary item                       41.6         24.4          86.3         52.3

Extraordinary loss on early
  extinguishment of debt, net of taxes                 --           --             5.8          0.7
                                                     ------       ------      --------       ------
Net income                                             41.6         24.4          80.5         51.6

Preferred stock dividends                               2.4          2.4           7.3          7.3
                                                     ------       ------      --------       ------
Income applicable to common shareholders               39.2         22.0          73.2         44.3

Basic earnings per common share:
  Before extraordinary loss                            2.14         1.18          4.32         2.41
  Extraordinary loss, net of taxes                     --           --            0.32         0.04
                                                     ------       ------      --------       ------
                                                       2.14         1.18          4.00         2.37
Diluted earnings per common share:
  Before extraordinary loss                            1.35         0.80          2.83         1.72
  Extraordinary loss, net of taxes                     --           --            0.19         0.02
                                                     ------       ------      --------       ------
                                                       1.35         0.80          2.64         1.70
Common shares used in basic earnings
  per share calculation                                18.3         18.7          18.3         18.7
Common shares and potential common shares
  used in diluted earnings per share
  calculation                                          30.9         30.6          30.5         30.3

See notes to condensed, consolidated financial statements

                         THE SCOTTS COMPANY AND SUBSIDIARIES
                  CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                    (IN MILLIONS)

                                                                  NINE MONTHS ENDED
                                                                  -----------------
                                                                 JULY 3,     JULY 4,
                                                                  1999        1998
                                                                  ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $  80.5     $  51.6
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                   42.8        27.6
    Extraordinary loss, net of tax                                   5.8         0.7
    Net change in certain components of working capital            (14.9)       13.4
    Net change in other assets and liabilities and
          other adjustments                                        (23.7)       (0.3)
                                                                 -------     -------
          Net cash provided by operating activities                 90.5        93.0
                                                                 -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property, plant and equipment, net                 (37.9)      (21.7)
  Investment in acquired businesses, net of cash acquired         (496.4)     (146.4)
  Other, net                                                        (6.5)       --
                                                                 -------     -------
          Net cash used in investing activities                   (540.8)     (168.1)
                                                                 -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Gross borrowings under term loans                                525.0       101.4
  Gross repayments under term loans                                 (1.2)       --
  Net borrowings under revolving and bank lines of credit           15.5        --
  Repayment of outstanding balance on old credit facility         (241.0)       --
  Issuance of 8 5/8% senior subordinated notes                     330.0        --
  Partial extinguishment of 9 7/8% senior subordinated notes      (104.1)       --
  Settlement of interest rate locks                                (12.9)       --
  Financing and issuance fees                                      (23.8)       --
  Dividends on Class A Convertible Preferred Stock                  (9.8)       (7.3)
  Repurchase of treasury shares                                     (6.3)       --
  Cash received from exercise of stock options                       3.5        (2.3)
                                                                 -------     -------
          Net cash provided by financing activities                474.9        91.8
                                                                 -------     -------

Effect of exchange rate changes on cash                             (1.0)       (0.1)
                                                                 -------     -------

Net increase in cash                                                23.6        16.6
Cash and cash equivalents at beginning of period                    10.6        13.0
                                                                 -------     -------
Cash and cash equivalents at end of period                       $  34.2     $  29.6
                                                                 =======     =======

SUPPLEMENTAL CASH FLOW INFORMATION:
  Businesses Acquired:
    Fair value of assets acquired, net of cash                   $ 635.2     $ 192.3
    Liabilities assumed                                           (101.8)      (45.9)
                                                                 -------     -------
    Net assets acquired                                          $ 533.4     $ 146.4

    Cash paid                                                        4.8         0.4
    Notes issued to seller                                       $  37.0        --
    Debt issued                                                  $ 491.6     $ 146.2

See notes to condensed, consolidated financial statements

                               THE SCOTTS COMPANY AND SUBSIDIARIES
                             CONDENSED, CONSOLIDATED BALANCE SHEETS
                                          (IN MILLIONS)

                                             ASSETS

                                                                UNAUDITED
                                                                ---------
                                                          JULY 3,       JULY 4,    SEPTEMBER 30,
                                                           1999          1998          1998
                                                           ----          ----          ----
Current assets:
  Cash and cash equivalents                              $   34.2      $   29.6      $   10.6
  Accounts receivable, less allowances of
    $15.5, $5.6 and $6.3, respectively                      319.2         164.6         146.6
  Inventories, net                                          281.1         165.3         177.7
  Current deferred tax asset                                 22.1          19.5          20.8
  Prepaid and other assets                                   36.2          10.4          11.5
                                                         --------      --------      --------
          Total current assets                              692.8         389.4         367.2
                                                         --------      --------      --------

Property, plant and equipment, net                          241.3         187.7         197.0
Intangible assets, net                                      800.0         435.6         435.1
Other assets                                                 35.4           6.4          35.9
                                                         --------      --------      --------
          Total assets                                   $1,769.5      $1,019.1      $1,035.2
                                                         ========      ========      ========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                        $   41.2      $    4.4      $   13.3
  Accounts payable                                          127.2          77.8          77.8
  Accrued liabilities                                       182.1          97.2         124.9
  Accrued taxes                                              40.5          36.4          15.9
                                                         --------      --------      --------
          Total current liabilities                         391.0         215.8         231.9

Long-term debt                                              855.6         332.0         359.2
Other liabilities                                            57.0          41.2          40.2
                                                         --------      --------      --------
          Total liabilities                               1,303.6         589.0         631.3

Commitments and contingencies

Shareholders' equity:
  Class A Convertible Preferred Stock, no par value         176.7         177.3         177.3
  Common shares, no par value, $.01 stated value,
    issued 21.1 shares in 1999 and 1998                       0.2           0.2           0.2
  Capital in excess of par value                            209.1         208.3         208.7
  Retained earnings                                         149.8          94.4          76.6
  Treasury stock, 2.8, 2.4, and 2.8 shares,
    respectively, at cost                                   (58.9)        (43.9)        (55.9)
  Foreign currency translation account                      (11.0)         (6.2)         (3.0)
                                                         --------      --------      --------
          Total shareholders' equity                        465.9         430.1         403.9
                                                         --------      --------      --------
          Total liabilities and shareholders'
            equity                                       $1,769.5      $1,019.1      $1,035.2
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

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Nature of Operations

       The Scotts Company is engaged in the manufacture and sale of lawn care and garden products. The Company's major customers include mass merchandisers, home improvement centers, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, golf courses, professional sports stadiums, lawn and landscape service companies, commercial nurseries and greenhouses, and specialty crop growers. The Company's products are sold in the United States, Canada, Europe, the Caribbean, South America, Southeast Asia, the Middle East, Africa, Australia, New Zealand, Mexico, Japan, and several Latin American countries.

       Organization and Basis of Presentation

       The condensed, consolidated financial statements include the accounts of The Scotts Company ("Scotts") and its subsidiaries (collectively, the "Company"). All material intercompany transactions have been eliminated.

       The condensed, consolidated balance sheets and the related condensed, consolidated statements of operations and cash flows as of and for the applicable three and nine month periods ended July 3, 1999 and July 4, 1998 are unaudited; however, in the opinion of management, such financial statements contain all adjustments necessary for the fair presentation of the Company's financial position and results of operations. Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements should be read in conjunction with the financial statements and accompanying notes in Scotts' fiscal 1998 Annual Report on Form 10-K.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. The most significant of these estimates are related to the allowance for doubtful accounts, inventory valuation reserves, expected useful lives assigned to property, plant and equipment and goodwill and other intangible assets, legal and environmental liabilities, post-retirement benefits, promotional and consumer rebate liabilities, commissions from agency agreement, income taxes and contingencies. Although these estimates are based on management's best knowledge of current events and actions that may occur in the future, actual results ultimately may differ from these estimates.

       Advertising and Promotion

       The Company advertises its branded products through national and regional media, and through cooperative advertising programs with retailers. Retailers are also offered pre-season stocking and in-store promotional allowances. Certain products are also promoted with direct consumer rebate programs. Advertising and promotion costs (including allowances and rebates) incurred during the year are generally expensed ratably to interim periods in relation to revenues. All advertising and promotion costs, except for production costs, are expensed within the fiscal year in which such costs are incurred. Production costs for advertising programs are deferred until the period in which the advertising is first aired.

       Revenue Recognition

       Revenue is recognized when products are shipped to customers, except for certain large multi-location customers, for which revenue is recognized when products are shipped to intermediate locations and ownership is acknowledged by the customer. Reserves for estimated returns and allowances are recorded at the time of shipment.

       Long-Lived Assets

       Goodwill arising from business acquisitions is amortized over its estimated useful life, which is generally 40 years, on a straight-line basis. Intangible assets also consist of patents, trademarks and debt issuance costs. Patents and trademarks are being amortized on a straight-line basis over periods varying from 7 to 40 years. Debt issuance costs are being amortized over the terms of the various agreements.

       Management periodically assesses the recoverability of property and equipment, goodwill, trademarks and other intangible assets by determining whether the amortization of such assets over the remaining lives can be recovered through projected undiscounted net cash flows produced by such assets.

       Cash and Cash Equivalents

       The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents.

       Reclassifications

       Certain reclassifications have been made in prior periods' financial statements to conform to fiscal 1999 classifications.

2.     AGENCY AGREEMENT

       Effective September 30, 1998, the Company entered into an agreement with Monsanto Company ("Monsanto") for exclusive international marketing and agency rights to Monsanto's consumer Roundup(R) herbicide products. In connection with the agreement, the Company paid a $32.0 million deferred marketing fee that is being amortized over 20 years. The agreement covers most major consumer lawn and garden markets in the world, including the U.S., Canada, Germany, France, other parts of continental Europe, and Australia.

       The agreement provides for the Company to earn a commission based on the EBIT (as defined by the agreement) generated annually by the global consumer Roundup(R) business. The Company records its estimated commission based upon the actual EBIT of the Roundup(R) business for the periods presented, net of annual fixed contribution payments to Monsanto.

3.     ACQUISITIONS

       Effective January 1999, the Company acquired the assets of Monsanto's consumer lawn and garden businesses, exclusive of the Roundup(R) business ("Ortho"), for approximately $300 million, subject to adjustment based on working capital as of the closing date and as defined in the purchase agreement. The Company is currently in negotiations with Monsanto to agree on the working capital amounts as of the closing date.

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

       Each of the above acquisitions was made in exchange for cash or notes from the seller and was accounted for under the purchase method of accounting. Accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Final allocations of the purchase prices to acquired net assets associated with the Ortho and RPJ acquisitions are expected to be completed in the fourth quarter of fiscal 1999; the excess of the purchase price over the net book value of acquired assets is currently recorded on the balance sheet as an intangible asset and is being amortized over a period of 35 years, subject to adjustment based on final purchase price allocations. Intangible assets associated with the purchase of EarthGro and Levington were $23.3 million and $62.8 million, respectively. Intangible assets associated with the other acquisitions mentioned above, exclusive of RPJ and Ortho, are approximately $37.0 million on a combined basis.

       The following unaudited pro forma results of operations give effect to the Ortho, RPJ, Earthgro, and Levington acquisitions and the Roundup(R) Agency Agreement as if they had occurred on October 1, 1997.

                                                           NINE MONTHS ENDED
                                                           -----------------
                                                        JULY 4,         JULY 3,
       (IN MILLIONS, EXCEPT PER SHARE DATA)              1999            1998
                                                         ----            ----
       Net sales                                       $1,436.5        $1,270.8
       Income before extraordinary loss                    72.2            68.7
       Net income                                          66.4            68.0
       Basic earnings per share:
         Before extraordinary loss                     $   3.55        $   3.28
         After extraordinary loss                          3.23            3.24
       Diluted earnings per share
         Before extraordinary loss                     $   2.37        $   2.27
         After extraordinary loss                          2.18            2.25

       The pro forma information provided does not purport to be indicative of actual results of operations if the Ortho, RPJ, Earthgro, and Levington acquisitions, and the Roundup(R) Agency Agreement, had occurred as of October 1, 1997, and is not intended to be indicative of future results or trends.

4.     INVENTORIES

       Inventories, net of provisions for slow moving and obsolete items of $22.0 million, $8.7 million and $12.0 million, respectively, consisted of:

                                            JULY 3,        JULY 4,     SEPTEMBER 30,
       (IN MILLIONS)                         1999           1998           1998
                                             ----           ----           ----
       Finished goods                       $206.6         $107.0         $121.0
       Raw materials                          74.1           56.6           55.8
                                            ------         ------         ------
       FIFO cost                             280.7          163.6          176.8
       LIFO reserve                            0.4            1.7            0.9
                                            ------         ------         ------
       Total                                $281.1         $165.3         $177.7
                                            ======         ======         ======

5.     INTANGIBLE ASSETS, NET

                                            JULY 3,        JULY 4,     SEPTEMBER 30,
       (IN MILLIONS)                         1999           1998           1998
                                             ----           ----           ----
       Goodwill                             $619.5         $265.9         $268.1
       Trademarks                            137.1          144.6          144.0
       Other                                  43.4           25.1           23.0
                                            ------         ------         ------
       Total                                $800.0         $435.6         $435.1
                                            ======         ======         ======

6.     LONG-TERM DEBT

                                                    JULY 3,    JULY 4,   SEPTEMBER
       (IN MILLIONS)                                 1999       1998       1998
                                                     ----       ----       ----
       Revolving loans under credit facility        $ 16.8     $215.9     $253.5
       Term loans under credit facility              500.6       --         --
       Senior subordinated notes                     320.5       99.5       99.5
       Notes due to sellers                           37.9        5.4        5.6
       Foreign term loans                              9.0        9.0        9.0
       Capital lease obligations and other            12.0        6.6        4.9
                                                    ------     ------     ------
                                                     896.8      336.4      372.5
       Less current portions                          41.2        4.4       13.3
                                                    ------     ------     ------
                                                    $855.6     $332.0     $359.2
                                                    ======     ======     ======

       On December 4, 1998, Scotts and certain of its subsidiaries entered into a new credit facility which provides for borrowings in the aggregate principal amount of $1.025 billion and consists of term loan facilities in the aggregate amount of $525 million and a revolving credit facility in the amount of $500 million. Proceeds from borrowings under the new credit facility of approximately $241.0 million were used to repay amounts outstanding under the then existing credit facility. The Company recorded a $0.4 million extraordinary loss, net of tax, in connection with the retirement of the old facility.

       Aggregate gross borrowings and gross repayments under the Company's revolving credit facilities were approximately $678 million and $662 million, respectively, for the nine months ended July 3, 1999.

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

       Interest rates and commitment fees pursuant to the new credit facility vary according to the Company's leverage ratios and also within tranches. In addition, the new credit facility requires that the Company enter into hedge agreements to the extent necessary to provide that at least 50% of the aggregate principal amount of the Senior Subordinated Notes and term loan facilities is subject to a fixed interest rate. Financial covenants include minimum net worth, interest coverage and net leverage ratios. Other covenants include limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sale of assets, leases, dividends, capital expenditures, and investments, among others.

       Approximately $12.6 million of financing costs associated with the new credit facility have been deferred as of July 3, 1999 and are being amortized over a period of approximately 7 years.

       In January 1999, Scotts completed an offering of $330 million of 8
       5/8% Senior Subordinated Notes ("the Notes") due 2009. The net proceeds from the offering, together with borrowings under Scotts' credit facility, were used to fund the Ortho acquisition and to repurchase approximately 97% of Scotts $100.0 million outstanding 9 7/8% Senior Subordinated Notes due August 2004. The Company recorded an extraordinary loss before tax on the extinguishment of the 9 7/8% notes of approximately $9.2 million, including a call premium of $7.1 million and the write-off of unamortized issuance costs and discounts of $2.1 million. Approximately $11.2 million of issuance costs associated with the Notes have been deferred as of July 3, 1999 and are being amortized over the term of the Notes.

       The Company entered into two interest rate locks in fiscal 1998 to hedge its anticipated interest rate exposure on the Notes offering. The total amount paid under the interest rate locks of $12.9 million has been recorded as a reduction of the Notes' carrying value and is being amortized over the life of the Notes as interest expense.

       In conjunction with the acquisitions of RPJ and Sanford Scientific, notes were issued for certain portions of the total purchase price that are to be paid in annual installments over a four-year period. The present value of remaining note payments are $32.7 million and $4.6 million, respectively. The Company is imputing interest on the non-interest bearing notes using an interest rate prevalent for similar instruments at the time of acquisition.

       The foreign term loans, which were issued on December 12, 1997, have an 8-year term and bear interest at 1% below LIBOR. The loans are denominated in Pounds Sterling and can be redeemed, on demand, by the note holder.

7.     EARNINGS PER COMMON SHARE

       The following table presents information necessary to calculate basic and diluted earnings per common share ("EPS").

                                                     THREE MONTHS           NINE MONTHS
                                                         ENDED                  ENDED
                                                         -----                  -----
                                                   JULY 3,    JULY 4,    JULY 3,    JULY 4,
                                                    1999       1998       1999       1998
                                                    ----       ----       ----       ----
       Income before extraordinary item             $41.6      $24.4      $86.3      $52.3
       Extraordinary loss on early
         extinguishment of debt, net of taxes        --         --          5.8        0.7
                                                    -----      -----      -----      -----
       Net income                                    41.6       24.4       80.5       51.6
       Preferred stock dividends                      2.4        2.4        7.3        7.3
                                                    -----      -----      -----      -----
       Income applicable to common shareholders     $39.2      $22.0      $73.2      $44.3
                                                    -----      -----      -----      -----
       Weighted-average common shares
         outstanding during the period               18.3       18.7       18.3       18.7
       Assuming conversion of Class A
         Convertible Preferred Stock                 10.3       10.3       10.3       10.3
       Assuming exercise of warrants                  1.2        0.9        1.0        0.6
       Assuming exercise of options                   1.1        0.7        0.9        0.7
                                                    -----      -----      -----      -----
       Weighted-average number of common
         shares outstanding and potential
         common shares                               30.9       30.6       30.5       30.3
       Basic earnings per common share:
         Before extraordinary loss                  $2.14      $1.18      $4.32      $2.41
         Extraordinary loss, net of taxes            --         --         0.32       0.04
                                                    -----      -----      -----      -----
                                                    $2.14      $1.18      $4.00      $2.37
                                                    -----      -----      -----      -----
       Diluted earnings per common share:
         Before extraordinary loss                  $1.35      $0.80      $2.83      $1.72
         Extraordinary loss, net of taxes            --         --         0.19       0.02
                                                    -----      -----      -----      -----
                                                    $1.35      $0.80      $2.64      $1.70
                                                    =====      =====      =====      =====

8.     STATEMENT OF COMPREHENSIVE INCOME

       Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments, be presented in the Company's financial statements. The components of other comprehensive income and total comprehensive income for the nine months ended July 3, 1999 and July 4, 1998 are as follows:

                                                  THREE MONTHS          NINE MONTHS
                                                      ENDED                ENDED
                                                      -----                -----
                                                JULY 3,    JULY 4,   JULY 3,    JULY 4,
                                                 1999       1998      1999       1998
                                                 ----       ----      ----       ----
       Net income                                $41.6      $24.4     $80.5      $51.6
       Other comprehensive income (expense):
         Translation adjustments                  (2.8)       0.1      (8.0)      (1.9)
                                                 -----      -----     -----      -----
       Comprehensive income                      $38.8      $24.5     $72.5      $49.7
                                                 -----      -----     -----      -----

9.     CONTINGENCIES

       Management continually evaluates the Company's contingencies, including various lawsuits and claims which arise in the normal course of business, product and general liabilities, property losses and other fiduciary liabilities for which the Company maintains self-insured retention. In the opinion of management, its assessment of contingencies is reasonable and related reserves, in the aggregate, are adequate; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters. The following summarizes the more significant of the Company's identified contingencies.

       Ohio Environmental Protection Agency

       The Company has assessed and addressed certain environmental issues regarding the wastewater treatment plants which had operated at the Marysville facility. The Company decommissioned the old wastewater treatment plants and has connected the facility's wastewater system with the City of Marysville's municipal treatment system. Additionally, the Company has been assessing, under Ohio's Voluntary Action Program ("VAP"), the possible remediation of several discontinued on-site waste disposal areas dating back to the early operations of its Marysville facility.

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

       In accordance with the Company's past efforts to enter into Ohio's VAP, the Company submitted to the OEPA a "Demonstration of Sufficient Evidence of VAP Eligibility Compliance" on July 8, 1997. Among other issues contained in the VAP submission was a description of the Company's ongoing efforts to assess potential environmental impacts of the discontinued on-site waste disposal areas as well as potential remediation efforts. Pursuant to the statutes covering VAP, an eligible participant in the program is not subject to State enforcement actions for those environmental matters being addressed. On October 21, 1997, the Company received a letter from the Director of the OEPA denying VAP eligibility based upon the timeliness of and completeness of the submittal. The Company has appealed the Director's action to the Environmental Review Appeals Commission. No hearing date has been set and the appeal remains pending.

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

       The Company has reserved for its estimate of the probable outcome of these proceedings. While the Company is unable to predict the ultimate outcome of this issue, management believes that the outcome will not differ materially from the amount reserved for. Many of the issues raised by the State are already being investigated and addressed by the Company during the normal course of conducting business.

       AgrEvo Environmental Health, Inc.

       On June 3, 1999, a Complaint was filed in the United States District Court for the Southern District of New York, styled AgrEvo Environmental
                                                           --------------------
       Health, Inc. v. Scotts Company, Scotts Miracle-Gro Products, Inc. and
       ---------------------------------------------------------------------
       Monsanto Company, in which AgrEvo Environmental Health, Inc. ("AgrEvo")
       ----------------
       seeks damages and injunctive relief for alleged antitrust violations and breach of contract against Scotts and Scotts Miracle-Gro Products, Inc. ("Miracle-Gro"), and antitrust violations and tortious interference against Monsanto Company ("Monsanto"). Scotts purchased a herbicide business from AgrEvo in May 1998. AgrEvo claims in the suit that Scotts' subsequent agreement to become Monsanto's exclusive sales and marketing agent for Monsanto's consumer Roundup(R) business, violated the federal antitrust laws. AgrEvo contends that Monsanto attempted to or did monopolize the market for non-selective herbicides and conspired with Scotts to eliminate the competing residential non-selective herbicide Scotts previously purchased from AgrEvo, in order to achieve or maintain a monopoly position in that market. AgrEvo also contends that Scotts' execution of various agreements with Monsanto, including the Roundup(R) Agency Agreement, as well as Scotts' subsequent actions, violated various agreements between AgrEvo and Scotts.

       AgrEvo is requesting unspecified damages as well as affirmative injunctive relief, and is seeking to have the court invalidate the Roundup(R) agency agreement as violative of the federal antitrust laws. The Company intends to vigorously defend against this action. Pursuant to the indemnification provisions of the Roundup(R) agency agreement, Monsanto and Scotts each have requested that the other indemnify it against any losses arising from this lawsuit. The Company is currently evaluating the potential impact of these proceedings on its future results of operations and financial condition.

       Lafayette

       In July 1990, the Philadelphia District of the U.S. Army Corps of Engineers ("Corps") directed that peat harvesting operations be discontinued at the Company's Lafayette, New Jersey facility, based on its contention that peat harvesting and related activities result in the "discharge of dredged or fill material into waters of the United States" and therefore require a permit under Section 404 of the Clean Water Act. In May 1992, the United States filed suit in the U.S. District Court for the District of New Jersey seeking a permanent injunction against such harvesting, and civil penalties in an unspecified amount. If the Corps' position is upheld, it is possible that further harvesting of peat from this facility would be prohibited. The Company is defending this suit and is asserting a right to recover its economic losses resulting from the government's actions. The suit was placed in administrative suspense during fiscal 1996 in order to allow the Company and the government an opportunity to negotiate a settlement, and it remains suspended while the parties develop, exchange and evaluate technical data. In July 1997, the Company's wetlands consultant submitted to the government a draft remediation plan. Comments were received, and a revised plan was submitted in early 1998. Further comments from the government were received during 1998. The Company believes agreement on the remediation plan has essentially been reached. Before this suit can be fully resolved, however, the Company and the government must reach agreement on the government's civil penalty demand. Management does not believe that the outcome of this case will have a material adverse effect on the Company's operations or its financial condition. Furthermore, management believes the Company has sufficient raw material supplies available such that service to customers will not be materially adversely affected by continued closure of this peat harvesting operation.

       Hershberger

       In September 1991, the Company was identified by the OEPA as a Potentially Responsible Party ("PRP") with respect to a site in Union County, Ohio (the "Hershberger site"), because the Company allegedly arranged for the transportation, treatment or disposal of waste that allegedly contained hazardous substances, at the Hershberger site. Effective February 1998, the Company and four other named PRPs executed an Administrative Order on Consent ("AOC") with the OEPA, by which the named PRPs funded remedial action at the Hershberger site. After construction of the leachate collection system and reconstruction of the landfill cap, which was substantially completed in August 1998, the Company expects its future obligation will consist primarily of its share of annual operating and maintenance expenses. Management does not believe that its obligations under the AOC will have a material adverse effect on the Company's results of operations or financial condition.

       Bramford

       In the U.K. (United Kingdom), major discharges of waste to air, water and land are regulated by The Environment Agency (the "EA"). The Scotts (UK) Ltd. fertilizer facility in Bramford, (Suffolk), U.K., is subject to environmental regulation by the EA. Two manufacturing processes at this facility require process authorizations and previously required a waste management license (discharge to a licensed waste disposal lagoon having ceased in July 1999). The Company expects to surrender the waste management license in consultation with the EA. In connection with the renewal of an authorization, the EA has identified the need for remediation of the lagoon, and the potential for remediation of a former landfill at the site. The Company intends to comply with the reasonable remediation concerns of the EA, including removal of any contaminated materials from the lagoon. The Company previously installed an environmental enhancement to the facility to the satisfaction of the EA, and believes that it has adequately addressed the remediation concerns of the EA. Management does not believe that its remedial obligations at this site will have a material adverse effect on the operations at the facility or on the Company's results of operations or financial condition.

10.    NEW ACCOUNTING STANDARDS

       In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders commencing in the year after adoption. SFAS No. 131 defines business segments as components of an enterprise about which separate financial information is available and used internally for evaluating segment performance and decision making on resource allocations. SFAS No. 131 requires reporting a measure of segment profit or loss, certain specific revenue and expense items, and segment assets; and other reporting about geographic and customer matters. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company plans to adopt SFAS No. 131 in fiscal 1999.

       In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of assets, liabilities, or charges associated with those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. SFAS No. 132 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company plans to adopt SFAS No. 132 in fiscal 1999.

       In August 1998, the FASB issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not yet determined the impact this statement will have on its operating results. SFAS No. 133 (as amended) is effective for fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS No. 133 in fiscal 2001.

11.    RESTRUCTURING AND OTHER CHARGES

       1999 CHARGES

       Restructuring and other charges totaled $1.4 million in the first nine months of fiscal 1999. These charges consist of severance costs associated with management's first quarter 1999 decision to reorganize the North American Professional Business Group to strengthen distribution and technical sale support, integrate brand management across market segments and reduce annual operating expenses. As of July 3, 1999, the Company had terminated 57 employees and had made approximately $1.0 million of the anticipated severance payments. The Company anticipates that the remaining $0.4 million of severance costs will be paid in the fourth quarter of fiscal 1999 or in fiscal 2000.

       1998 CHARGES

       During fiscal 1998, the Company recorded $20.4 million of restructuring and other charges. These charges consist of the following: (1) $6.0 million for consolidation of the Company's two U.K. operations into one lower-cost business; (2) $9.3 million for the closure of nine composting operations in the U.S. that collect yard and compost waste for certain municipalities; and (3) $5.1 million for the sale or closure of certain other U.S. plants and businesses. The Company expects that these restructuring efforts will be completed during fiscal 1999, except as noted otherwise below. A detailed discussion of each component of the restructuring charge follows:

       Consolidation of UK Operations:
       -------------------------------
       In connection with management's decision in the second quarter of fiscal 1998 to consolidate the Company's two U.K. operations (Miracle Garden Care and Levington), the Company recorded the following charges:

       1. $0.9 million to write-off the remaining carrying value of certain property and equipment to be disposed of. The primary assets written-off were: a) production equipment at the Company's existing factory in Howden as a result of transferring production lines to the newly acquired Levington factory in Bramford and b) previously utilized hardware and software as a result of management's decision to utilize the acquired information systems of the Levington business. The Company ceased utilization and abandoned the plant assets and computer equipment in the fourth quarter of fiscal 1998. The charges associated with these write-offs were $0.6 million and $0.3 million, respectively. The Company also recorded a cash charge of $0.2 million for the demolition of the property and equipment mentioned above.

       2. $2.1 million for post-consolidation packaging initiatives. The primary components of the charge include: a) the write-off of packaging materials rendered obsolete as a result of new packaging design and b) cash charges incurred in fiscal 1998 to repackage and relaunch products under a single branding strategy. The charges associated with these actions were $0.8 million and $1.3 million respectively.

       3. $1.4 million of cash severance costs associated with the termination of 25 employees of the Company's existing UK operation. Management's decision was approved and notification of the pending terminations was communicated to the specifically identified employees in the third quarter of fiscal 1998, including communication of applicable benefit arrangements. As of September 30, 1998, six employees had been terminated. An additional sixteen employees were terminated in the first three quarters of fiscal 1999, with the remaining terminations scheduled for the remainder of fiscal 1999.

       4. $0.6 million write-off of inventory rendered obsolete by the consolidation and $0.8 million cash charges for other integration-related costs.

Closure of Compost Sites:
-------------------------

       In connection with management's decision in the fourth quarter of fiscal 1998 to close nine composting sites, the Company recorded the following charges:

       1. $4.5 million cash charge for costs to be incurred under contractual commitments for which no future revenues will be realized. These costs are associated with the final processing of remaining compost materials, as required, through the end of the operating contract signed with the applicable municipality. These costs include only those estimated from the time that revenue-producing activities cease through the end of the applicable operating contract.

              Six of the composting sites have operating contracts that end in fiscal 1999; the operating contracts for the three remaining sites expire in fiscal 2000. The Company anticipates that final processing costs of $2.9 million will be incurred in fiscal 1999 and $1.6 million will be incurred in fiscal 2000.

       2. $3.2 million write-down of machinery and equipment for the estimated remaining book value which will not be recovered subsequent to the end of revenue producing activities. Depreciation will continue to be recognized during revenue-producing periods.

       3. $1.1 million write-off of inventory which must be disposed of during, or subsequent to, revenue-producing periods. Such inventory must be removed from the applicable sites, and is not considered sellable by the Company.

       4. $0.5 million cash charge to provide for remaining lease obligations after revenue producing periods for certain machinery and equipment being leased by the Company at the sites.

       The composting facilities being closed as part of these restructuring initiatives recorded losses included in the Company's consolidated results of operations of approximately $3.0, $2.0 and $2.0 for the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

       Sale and Closure of Certain U.S. Plants and Businesses:
       -------------------------------------------------------

       1. $4.5 million for the write-down, to net realizable value, of assets associated with the Agrevo pesticides business. The Company elected to divest these assets in order to avoid potential trade conflicts associated with the Company's purchase of Ortho and signing of the Roundup(R) Marketing Agreement. The sale of the Agrevo business was consummated in February 1999. Agrevo contributed a $0.5 million loss to the Company's fiscal 1999 results from operations prior to the sale of the business.

       2. $0.6 million associated with the closure of a single Growing Media production facility location in New York, the capacity of which was deemed redundant by management subsequent to the Earthgro acquisition made in February 1998. The closure of this facility was completed in September 1998.

       The following is a summary, as of July 3, 1999, of the fiscal 1998 restructuring charges detailed above.

----------------------------------------------------------------------------------------------------------------
                                                                                                      Remaining
                                             Type        Classification     Amount     Payments        Reserve
----------------------------------------------------------------------------------------------------------------
Consolidation of U.K. Operations:
---------------------------------
Property and equipment demolition          Cash          Restructuring       $0.2         $0.0           $0.2
Repackaging and relaunch                   Cash          SG&A                $1.3         $0.9           $0.4
Severance charges                          Cash          Restructuring       $1.4         $1.1           $0.3
Other integration costs                    Cash          SG&A                $0.8         $0.8           $0.0
                                                                             ----         ----           ----
       Total cash charges                                                    $3.7         $2.8           $0.9
                                                                             ----         ----           ----

Property and equipment write-offs          Non-cash      Restructuring       $0.9
Obsolete packaging write-offs              Non-cash      Cost of Sales       $0.8
Other inventory write-offs                 Non-cash      Cost of Sales       $0.6
                                                                             ----
       Total non-cash charges                                                $2.3
                                                                             ----

Closure of Compost Sites:
-------------------------
Costs under contractual commitments        Cash          Restructuring       $4.5         $2.4           $2.1
Lease obligations                          Cash          Restructuring       $0.5         $0.0           $0.5
                                                                             ----         ----           ----
       Total cash charges                                                    $5.0         $2.4           $2.6
                                                                             ----         ----           ----

Property and equipment write-offs          Non-cash      Restructuring       $3.2
Inventory write-offs                       Non-cash      Cost of Sales       $1.1
                                                                             ----
       Total non-cash charges                                                $4.3
                                                                             ----

Other Businesses/ Plants
------------------------
Sale of Agrevo business                    Non-cash      Restructuring       $4.5
Property and equipment write-offs          Non-cash      Restructuring       $0.2
Inventory write-offs                       Non-cash      Cost of Sales       $0.4
                                                                             ----
       Total                                                                 $5.1
                                                                             ----

       There have been no adjustments made to the restructuring reserves in fiscal 1999.

       The substantial majority of the remaining UK payments or write-offs are expected to be made in the fourth quarter of fiscal 1999. The substantial majority of the remaining compost contractual commitments will be paid in fiscal 2000.

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

In addition, on December 15, 1998, the Company acquired Asef Holding B.V., a privately-held Netherlands-based lawn and garden products company.

Management believes that the acquisitions will provide the Company with several strategic benefits including immediate market penetration, geographic expansion, brand leveraging opportunities, and the achievement of substantial cost savings. The Company is currently a leader in four segments of the consumer lawn and garden category: lawn fertilizer, garden fertilizer, growing media and grass seeds. The acquisition of Ortho and the Marketing Agreement for Roundup(R) will provide the Company with an immediate entry into the fifth segment of the consumer lawn and garden category: the U.S. pesticides segment. The addition of the U.S. pesticides product line completes the Company's product portfolio and positions the Company as the only national company with a complete offering of consumer products for lawn and garden care.

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

The following table sets forth sales by business segment for the three and nine months ended July 3, 1999 and July 4, 1998:

                          THREE MONTHS ENDED   PERIOD      NINE MONTHS ENDED      PERIOD
                           JULY 3,  JULY 4,   TO PERIOD   JULY 3,     JULY 4,    TO PERIOD
                            1999     1998      CHANGE      1999        1998       CHANGE
                            ----     ----      ------      ----        ----       ------
Consumer Lawns             $109.2   $ 89.5       22.0%   $  394.0     $311.6       26.4%
Consumer Gardens             60.0     57.2        4.9       137.8      123.5       11.6
Consumer Growing Media      136.1    116.1       17.2       235.7      202.7       16.3
Consumer Ortho              121.6       na         na       191.2         na         na
                           ------   ------               --------     ------
Domestic Consumer           426.9    262.8       62.4       958.7      637.8       50.3

Professional                 35.8     44.1      (18.8)      109.2      121.0       (9.8)

International               123.5     60.1      105.5       334.3      163.1      105.0
                           ------   ------               --------     ------

Consolidated               $586.2   $367.0       59.7%   $1,402.2     $921.9       52.1%
                           ------   ------               --------     ------

THREE MONTHS ENDED JULY 3, 1999 VERSUS THREE MONTHS ENDED JULY 4, 1998

Sales for the three months ended July 3, 1999 totaled $586.2 million, an increase of 59.7% over the three months ended July 4, 1998 of $367.0 million. On a pro forma basis, assuming that the Ortho and RPJ acquisitions had occurred on October 1, 1997, sales for the third quarter of fiscal 1999 increased 11.8% over pro forma sales for the third quarter of fiscal 1998 of $524.4 million. The increase in these pro forma sales was driven by improved performance across the majority of the Company' business groups, especially Consumer Lawns, Growing Media and International as discussed below.

North American Consumer segment sales were $426.9 million in the third quarter of fiscal 1999, an increase of $164.1 million, or 62.4%, over sales for the third quarter of fiscal 1998 of $262.8 million. Sales in the Consumer Lawns business group within this segment increased $19.7 million, or 22.0%, from fiscal 1998 to fiscal 1999, reflecting significant volume growth period-to-period in the Company's Turf Builder(R) line of products. This volume growth is responsible for $13.3 million of the increase in sales, while strong grass seed sales were responsible for another $4.7 million.

Sales in the Consumer Gardens business group increased $2.8 million, or 4.9%, from the third quarter of fiscal 1998 to fiscal 1999, primarily due to strong volume in the Miracle-Gro(R) product line which increased $2.8 million or 5.4%.

Sales in the Consumer Growing Media business group increased $20.0 million, or 17.2%, driven primarily by a $12.8 million increase in sales of higher margin, value-added potting soil products, a $9.7 million increase in sales of landscape soils and a $7.8 million increase in sales of bark material products. These increases were partially offset by a reduction in sales of lower margin commodity products.

Sales for the Ortho business group, acquired in January 1999, were $121.6 million for the third quarter. On a pro forma basis, assuming Ortho had been acquired effective October 1, 1997, sales for the Ortho business group increased 6.7% in the three month period.

Selling price changes did not have a material impact in the North American Consumer segment in the third quarter of fiscal 1999.

Professional segment sales of $35.8 million in the third quarter of fiscal 1999 were down 18.8% in comparison to the third quarter of fiscal 1998 sales of $44.1 million. Results reflect a decline of approximately $9.0 million in sales of ProTurf(R) products, partially offset by a slight increase in sales of the Company's horticultural products. The decrease in ProTurf(R) sales was driven by short-term interruptions associated with the reorganization of the Professional business group made to strengthen distribution and technical sales support and to integrate brand management. The increase in horticultural products stems from strong sales volume for controlled-release fertilizers used in the nursery and greenhouse segments.

International segment sales were $123.5 million in the third quarter of fiscal 1999, an increase of $63.4 million, or 105.5% over the third quarter of fiscal 1998. After considering the RPJ and Levington acquisitions, on a pro forma basis, sales in the International segment increased 19.3% from the third quarter of fiscal 1998 to fiscal 1999, primarily the result of a $6.0 million pro forma increase in the RPJ businesses as well as a $7.5 million improvement in the European professional business. Also adding to the increase were $7.0 million in sales contributed by the Company's less significant acquisitions of ASEF Holding, B.V. and certain operations in Ireland. The international improvements are net of a $4.6 million adverse impact of foreign currency translation. Excluding the effects of currency translation, pro forma sales would have been 23.8% higher than the third quarter of the prior year.

Gross profit increased to $236.4 million in the third quarter of fiscal 1999, an increase of 80.0% over fiscal 1998 gross profit of $131.3 million. As a percentage of sales, gross profit was 40.3% of sales for fiscal 1999 compared to 38.9% of sales for the third quarter of fiscal 1998 on a pro forma basis. This slight increase was primarily due to favorable raw material prices, improved manufacturing efficiencies and the following items which negatively impacted fiscal 1998 margins: start-up costs of $0.3 million associated with the upgrade of certain domestic manufacturing facilities, demolition costs of $0.8 million associated with the removal of certain old manufacturing facilities, unplanned outsourcing of certain production of $0.5 million, the loss of a composting contract of $0.5 million and unfavorable inventory adjustments of $0.8 million.

The "commission earned from agency agreement" of $9.9 million in the third quarter of fiscal 1999 was generated from the Company's agreement with Monsanto for exclusive international marketing and agency rights to Monsanto's consumer Roundup(R) herbicide products. The agreement provides for the Company to earn a commission based on EBIT (as defined by the agreement) generated annually, net of an annual fixed contribution payment, by the global consumer Roundup(R) business. The $9.9 million recorded in the third quarter of fiscal 1999 represents the Company's estimated commission based upon the actual EBIT of the Roundup(R) business for the period.

Advertising and promotion expenses in the third quarter of fiscal 1999 were $63.8 million, an increase of $30.9 million, or 93.9% over fiscal 1998 advertising and promotion expenses of $32.9 million. The newly acquired Ortho and RPJ businesses contributed $14.2 million and $6.7 million, respectively, to the increase. The remaining increase reflects continued emphasis on building consumer demand through consumer-oriented marketing efforts, and is highlighted by significant increases in advertising and promotion expenses in the Consumer Lawns, Growing Media, Consumer Gardens and U.K. businesses. As a percentage of sales, advertising and promotion increased to 10.9% compared to 9.0% for the prior year.

Selling, general and administrative (SG&A) expenses in the third quarter of fiscal 1999 were $79.4 million, an increase of $35.6 million, or 81.3%, over similar expenses in the third quarter of fiscal 1998 of $43.8 million. As a percentage of sales, SG&A was 13.5% for the third quarter of fiscal 1999 compared to 11.9% for fiscal 1998. The newly acquired Ortho and RPJ businesses contributed $17.5 million and $9.2 million, respectively to the increase. The remaining increase of $8.9 million was primarily due to the following factors:
$1.2 million increase for enterprise system implementation efforts; increased charges for bad debt expense of $0.6 million; increased charges for management incentives of $2.2 million; $1.0 million increase for costs associated with the integration of the acquired businesses; and $1.3 million for increased research and development costs.

Amortization of goodwill and other intangibles increased to $8.3 million in the third quarter of fiscal 1999, compared to $3.5 million in the prior year, due to additional intangibles resulting from the RPJ and Ortho acquisitions.

Other income/expense for the third quarter of fiscal 1999 was a gain of $0.3 million compared to a loss of $1.3 million in the prior year. The change was primarily due to lower foreign currency and asset retirement losses, partially offset by increased legal and environmental costs.

Income from operations for the third quarter of fiscal 1999 was $95.1 million compared to $49.8 million for the third quarter of fiscal 1998, primarily due to increases realized from the newly acquired Ortho and RPJ businesses, and significant improvement in the Consumer Lawns and Growing Media businesses, partially offset by increased SG&A charges detailed above.

Interest expense for the third quarter of fiscal 1999 was $24.6 million, an increase of 167.4% over fiscal 1998 interest expense of $9.2 million. The increase in interest expense was due to increased borrowings to fund the Ortho and RPJ acquisitions.

Income tax expense was $28.9 million for fiscal 1999 compared to $16.2 million in the prior year. The Company's effective tax rate was 41.0% in the third quarter of fiscal 1999 compared to 40.0% in fiscal 1998.

The Company reported net income of $41.6 million for the third quarter of fiscal 1999, or $1.35 per common share on a diluted basis, compared to net income of $24.4 million for fiscal 1998, or $0.80 per common share. On a pro forma basis, diluted earnings per common share was $1.39 in the third quarter of the prior year.

NINE MONTHS ENDED JULY 3, 1999 VERSUS NINE MONTHS ENDED JULY 4, 1998

Sales for the nine months ended July 3, 1999 totaled $1.4 billion, an increase of 52.1% over the nine months ended July 4, 1998 of $921.9 million. On a pro forma basis, assuming that the Ortho, RPJ, Levington and Earthgro acquisitions had occurred on October 1, 1997, sales for the nine months of fiscal 1999 of $1.4 billion increased 13.0% over pro forma sales for the nine months of fiscal 1998 of $1.3 billion. The increase in these pro forma sales was driven by improved performance in all of the Company's consumer business groups and the International business group as discussed below.

North American Consumer segment sales were $958.7 million for the nine months of fiscal 1999, an increase of $320.9 million, or 50.3%, over sales for the nine months of fiscal 1998 of $637.8 million. Sales in the Consumer Lawns business group within this segment increased $82.4 million, or 26.4%, from fiscal 1998 to fiscal 1999, reflecting significant volume growth period-to-period in the Company's Turf Builder(R) line of products. This volume growth is responsible for $62.7 million of the increase in sales, while strong grass seed and spreader sales were responsible for another $8.1 million and $7.5 million, respectively.

Sales in the Consumer Gardens business group increased $14.3 million, or 11.6%, from the nine months of fiscal 1998 to fiscal 1999, primarily due to strong volume in the Miracle-Gro(R) product line which increased $12.5 million or 11.3%.

Sales in the Consumer Growing Media business group increased $33.0 million, or 16.3%, partially the result of the Earthgro acquisition made in February of fiscal 1998. On a pro forma basis, including the Earthgro acquisition, sales in the Consumer Growing Media business group increased 12.7% from the nine months of fiscal 1998 to fiscal 1999, driven primarily by a $22.3 million increase in sales of higher margin, value-added potting soil products, a $11.9 million increase in sales of landscape soils and a $12.8 million increase in sales of bark material products. These inceases were partially offset by a reduction in sales of lower margin commodity products.

Sales for the Ortho business group, acquired in January 1999, were $191.2 million for the post-acquisition period. On a pro forma basis, assuming Ortho had been acquired effective October 1, 1997, sales for the Ortho business group increased 9.4% in the nine month period.

Selling price changes did not have a material impact in the North American Consumer segment in the nine months of fiscal 1999.

Professional segment sales of $109.2 million in fiscal 1999 were down 9.8% in comparison to the nine months of fiscal 1998 sales of $121.0 million. Results reflect a decline of approximately $19 million in sales of ProTurf(R) products, partially offset by an increase of approximately $7 million in sales of the Company's horticultural products. The decrease in ProTurf(R) sales was driven by short-term interruptions associated with the reorganization of the Professional business group made to strengthen distribution and technical sales support and to integrate brand management. The increase in horticultural products stems from strong sales volume for controlled-release fertilizers used in the nursery and greenhouse segments.

International segment sales were $334.3 million in the nine months of fiscal 1999, an increase of $171.2 million, or 105% over the nine months of fiscal 1998. After considering the RPJ and Levington acquisitions, on a pro forma basis, sales in the International segment increased 11.6% from the nine months of fiscal 1998 to fiscal 1999, primarily the result of a $24.2 million pro forma increase in the RPJ businesses as well as a $14.7 million improvement in the European professional business. Also adding to the increase were approximately $15 million in sales contributed by the Company's less significant acquisitions of ASEF Holding, B.V. and certain operations in Ireland. These improvements were partially offset by a $20 million proforma decrease in sales for the group's U.K. businesses caused by slower than anticipated orders and supply chain interruptions resulting from the integration of the recently acquired businesses. Excluding the effects of currency translation, pro forma sales would have been 12.1% higher than the nine months of the prior year.

Gross profit increased to $570.1 million in the nine months of fiscal 1999, an increase of 66.2% over fiscal 1998 gross profit of $343.1 million. On a pro forma basis, gross profit as a percentage of sales was 39.9% for fiscal 1999 compared to 38.7% of sales for the nine months of fiscal 1998, primarily due to improved raw material costs, improved manufacturing efficiencies, and the following items which had adverse impacts on fiscal 1998 margins: start-up costs of $1.1 million associated with the upgrade of certain domestic manufacturing facilities, demolition costs of $1.4 million associated with the removal of certain old manufacturing facilities, unplanned outsourcing of certain production of $2.7 million, the loss of a composting contract of $0.6 million and unfavorable inventory adjustments of $0.8 million.

The "commission earned from agency agreement" of $27.5 million in the nine months of fiscal 1999 was generated from the Company's agreement with Monsanto for exclusive international marketing and agency rights to Monsanto's consumer Roundup(R) herbicide products. The agreement provides for the Company to earn a commission based on EBIT (as defined by the agreement) generated annually, net of an annual fixed contribution payment, by the global Roundup(R) business. The $27.5 million recorded in the nine months of fiscal 1999 represents the Company's estimated commission based upon the actual EBIT of the Roundup(R) business for the period.

Advertising and promotion expenses in the nine months of fiscal 1999 were $166.6 million, an increase of $72.7 million, or 77.4%, over fiscal 1998 advertising and promotion expenses of $93.9 million. The newly acquired Ortho and RPJ businesses contributed $25.4 million and $17.2 million, respectively, to the increase. The remaining increase reflects continued emphasis on building consumer demand through consumer-oriented marketing efforts, and is highlighted by 27%, 46%, 24% and 27% increases in advertising and promotion expenses in the Consumer Lawns, Growing Media, Consumer Gardens and U.K. businesses, respectively. As a percentage of sales, advertising and promotion increased to 11.9% compared to 10.2% for the prior year.

Selling, general and administrative (SG&A) expenses in the nine months of fiscal 1999 were $205.9 million, an increase of $84.0 million, or 68.9% over similar expenses in the nine months of fiscal 1998 of $121.9 million. As a percentage of sales, SG&A was 14.7% for the nine months fiscal 1999 compared to 13.2% for fiscal 1998. The newly acquired Ortho and RPJ businesses contributed $24.5 million and $27.0 million, respectively, to the increase. The significant components of the remaining $32.5 million increase are as follows: additional information systems expenses of $1.1 million for year 2000 compliance and $4.4 million for enterprise system implementation efforts; increased charges for bad debt expense of $3.5 million; increased charges for management incentives of $3.4 million; increased marketing and selling expenses in the Consumer Lawns group of $5.3 million; increased costs associated with the integration of newly acquired businesses of $2.8 million; and an overall increase in research and development costs of $4.2 million.

Amortization of goodwill and other intangibles increased to $18.5 million in the nine months of fiscal 1999, compared to $9.7 million in the prior year, due to additional intangibles resulting from the Ortho, RPJ, Levington and Earthgro acquisitions.

Other income/expense for the nine months of fiscal 1999 was a gain of $0.1 million compared to a loss of $2.7 million in the prior year. The change was primarily due to lower foreign currency and asset retirement losses, partially offset by increased legal and environmental costs. Approximately $1.3 million of the increase in environmental provisions recorded in fiscal 1999 were made to update management's estimate of the probable outcome of on-going proceedings with the Ohio Environmental Protection Agency. See further discussion of said litigation in Note 9 to the Company's Condensed Consolidated Financial Statements.

Income from operations for the nine months of fiscal 1999 was $205.3 million compared to $114.9 million for the nine months of fiscal 1998, primarily due to increases realized from the newly acquired Ortho and RPJ businesses and significant improvement in the Consumer Lawns business, partially offset by increased SG&A charges detailed above.

Interest expense for the nine months of fiscal 1999 was $59.0 million, an increase of 129.6% over fiscal 1998 interest expense of $25.7 million. The increase in interest expense was due to increased borrowings to fund the Ortho, RPJ, Levington, and EarthGro acquisitions.

Income tax expense was $60.0 million for fiscal 1999 compared to $36.9 million in the prior year. The Company's effective tax rate was 41.0% in the nine months of fiscal 1999 compared to 41.4% in fiscal 1998 as a result of favorable tax planning strategies.

As discussed further in "Liquidity and Capital Resources", in conjunction with the Ortho acquisition, in January 1999 Scotts completed an offering of $330 million of 8 5/8% Senior Subordinated Notes ("the Notes") due 2009. The net proceeds from the offering, together with borrowings under Scotts' bank facility, were used to fund the Ortho acquisition and repurchase approximately 97% of Scotts' $100.0 million outstanding 9 7/8% Senior Subordinated Notes due August 2004. The Company recorded an extraordinary loss before tax on the extinguishment of the 9 7/8% notes of approximately $9.2 million, including a call premium of $7.1 million and the write-off of unamortized issuance costs and discounts of $2.1 million.

The Company reported net income of $80.5 million for the nine months of fiscal 1999, or $2.64 per common share on a diluted basis, compared to net income of $51.6 million for fiscal 1998, or $1.70 per common share. Excluding the impact of the extraordinary loss discussed above, the Company reported earnings per share of $2.83 per share on a diluted basis as compared to $1.72 in the prior year. On a pro forma basis, diluted earnings per common share before extraordinary items increased to $2.37 as compared to $2.27 in the nine months of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $90.5 million for the nine months ended July 3, 1999 compared to $93.0 million for the nine months ended July 4, 1998. The seasonal nature of the Company's operations generally requires cash to fund significant increases in certain components of working capital (primarily inventory and accounts receivable) during the first and second quarters. The third fiscal quarter is a significant period for collecting accounts receivable and liquidating inventory levels.

Cash used in investing activities totaled $540.8 million for the nine months ended July 3, 1999 as compared to $168.1 million in the prior year. This increase was primarily due to the cost of the Ortho, RPJ and Asef acquisitions during the period. Additionally, capital investments were $37.9 million in the nine months of fiscal 1999, a $16.2 increase in comparison to the prior year. The increase in capital investments is primarily due to cost associated with the Enterprise Resource Planning project of $15.6 million. The Company's new credit facilities (as described below) restrict annual capital investments to $70.0 million.

Financing activities generated cash of $474.9 million for the nine months ended July 3, 1999 compared to $91.8 million in the prior year. Cash generated in the first nine months of fiscal 1999 was generally provided by the Company's new $1.025 billion credit facility and the January 1999 Senior Subordinated Notes offering of $330 million. Borrowings were primarily used to provide funds for the following: Ortho, RPJ and Asef acquisitions, marketing fees associated with the Roundup(R) agency agreement, financing fees associated with the new credit facility (as discussed below), issuance fees associated with the Notes offering, payments associated with the then outstanding interest rate locks (also described below), repurchase of treasury shares, dividends on Class A Preferred Stock, and the repurchase of approximately 97% of Scotts' $100.0 million outstanding 9 7/8% Senior Subordinated Notes due August 2004.

Total debt was $896.8 million as of July 3, 1999, an increase of $524.3 million compared with debt at September 30, 1998 and an increase of $560.4 million compared with debt levels at July 4, 1998. The increase in debt, period to period, was primarily due to borrowings made to fund the financing activities previously mentioned.

The primary sources of liquidity for the Company are funds generated by operations and borrowings under Scotts' credit facility. On December 4, 1998, Scotts and certain of its subsidiaries entered into a new credit facility which provides for borrowings in the aggregate principal amount of $1.025 billion and consists of term loan facilities in the aggregate amount of $525 million and a revolving credit facility in the amount of $500 million. Proceeds from borrowings under the new credit facility of approximately $241.0 million were used to repay amounts outstanding under the then existing credit facility.

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

The Company funded the acquisition of RPJ and Asef with borrowings under the newly created credit facility. Certain other borrowings under the credit facility, along with proceeds from the January, 1999 offering of $330 million of 8 5/8% Senior Subordinated Notes due 2009, were used to fund the Ortho acquisition and to repurchase approximately 97% of Scotts $100.0 million outstanding 9 7/8% Senior Subordinated Notes due August 2004.

The Company entered into two interest rate locks in fiscal 1998 to hedge its anticipated interest rate exposure on the Notes offering. The total amount paid under the interest rate locks of $12.9 million has been recorded as a reduction of the Notes' carrying value and is being amortized over the life of the notes as interest expense.

In July 1998, the Board of Directors of Scotts, authorized the repurchase of up to $100 million of Scotts' common shares on the open market or in privately negotiated transactions on or prior to September 30, 2001 ("the Repurchase Program"). As of July 3, 1999, approximately 414,000 common shares ($13.3 million) were repurchased under the Repurchase Program. The timing and amount of any future purchases under the Repurchase Program will be at Scotts' discretion and will depend upon market conditions and the Company's operating performance and liquidity. Any repurchase will also be subject to the covenants contained in the Company's credit facilities as well as its other debt instruments. The repurchased shares will be held in treasury and will thereafter be used for the exercise of employee stock options and for other valid corporate purposes. The Company anticipates that all repurchases will be made in the open market or in privately negotiated transactions, and that the Hagedorn Partnership, L.P. will sell its pro-rata share (42%) of such repurchased shares in the open market. The agreement governing the merger transactions with the former shareholders of Stern's Miracle-Gro Products, Inc. ("the Miracle-Gro shareholders") requires that the they reduce their percentage ownership in the Company to no more than 44% on a fully diluted basis to the extent that repurchases by the Company would cause such ownership to exceed 44%.

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

ENVIRONMENTAL MATTERS

The Company is subject to local, state, federal and foreign environmental protection laws and regulations with respect to its business operations and believes it is operating in substantial compliance with, or taking action aimed at ensuring compliance with, such laws and regulations. The Company is involved in several environmental related legal actions with various governmental agencies. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on the Company's financial position; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by the resolution of these matters. Additional information on environmental matters affecting the Company is provided in Note 9 to the Company's Condensed, Consolidated Financial Statements as of and for the nine months ended July 3, 1999 and in the 1998 Annual Report on Form 10-K under the "BUSINESS" and "LEGAL PROCEEDINGS" sections.

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

Management has assessed the extent and impact of this issue and has implemented a readiness program to mitigate the possibility of business interruption or other risks. Substantially all significant business systems are compliant. Progress is being made on open items that relate to minor systems or equipment upgrades scheduled for summer plant shutdowns.

The Company has established a Year 2000 Program Office to oversee the readiness program. The Program Office functions include regular communication with Year 2000 project managers and site visits to the Company's various businesses to monitor remediation efforts and verify progress toward stated compliance goals. The Program Office reports to senior management, who in turn reports regularly to the Scotts' Board of Directors regarding the Company's progress toward Year 2000 readiness.

INFORMATION TECHNOLOGY (IT) SYSTEMS

Currently, mainframe computer operations at the Company's Marysville, Ohio headquarters support all U. S. business groups with the exception of the Scotts' Miracle-Gro and the Republic Tool (spreaders) manufacturing operation. The Company's foreign operations generally do not electronically interface with the U.S. headquarters.

The headquarters mainframe operations consist primarily of internally developed systems that have been remediated. Other domestic and international operations utilize commercial packaged software which, if not Year 2000 compliant, is being upgraded or replaced. Remediation of headquarters applications, which is the Company's most complex and costly effort, was completed in April 1999.

Personal computers are being made Year 2000 compliant by systematic upgrade through lease renewals. Many other hardware/software upgrades are being executed under ongoing maintenance and support agreements with vendors. Testing of upgrades is being performed internally.

In support of the Company's long-range strategic plans, an enterprise-wide application systems (ERP) project is under way to link all business groups. This enterprise-wide system will be implemented in stages starting in 1999 and is expected to be completed in 2000. The primary software provider for the enterprise-wide system has represented that its software is Year 2000 compliant. This is being verified as part of testing prior to implementation.

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

THIRD PARTY SUPPLIERS

The Company relies on third party suppliers for finished goods, raw materials, water, other utilities, transportation and a variety of other key services. Interruption of supplier operation due to Year 2000 issues could affect Company operations. The Company continues to evaluate the status of suppliers' efforts through confirmation and follow-up procedures, including selected site assessment trips, to determine contingency planning where necessary.

STATE OF READINESS

Each business group has completed an internal inventory to identify IT and non-IT systems that are susceptible to system failure or processing errors as a result of Year 2000 issues.

The headquarters mainframe remediation project is complete (including testing). The upgrade or replacement and testing of IT systems at other North American operations is substantially complete. Non-IT efforts are being performed concurrently and replacement and testing is substantially complete. Site visits continue to be conducted by the Program Office to verify progress against plans.

Year 2000 readiness plans are being executed within the International segment. Upgrades of packaged software for the primary systems are substantially complete. Site visits are being conducted by the Program Office to verify progress against plans.

A confirmation process with respect to third party suppliers continues. Site visits with critical suppliers continue, in order to determine if alternative sources are needed.

COSTS

The Company has been tracking incremental Year 2000 costs which exclude the costs of internally dedicated resources. Contingency planning costs are not yet quantified. The current estimate of incremental costs for the Year 2000 efforts (excluding those related to the ERP project) is approximately $5.7 million. Of this amount, $4.3 million has been incurred to date. These costs, with the exception of relatively small capital expenditures, are being expensed as incurred and are being funded through operating cash flows. A summary of the cost components follows ($ in millions):

                                             As of          Remainder
                                          July 3, 1999       of 1999      Total
            Location:
            Headquarters mainframe            $3.0            $0.0         $3.0
            Other U.S. Operations              0.5             0.8          1.3
            International Operations           0.8             0.6          1.4
                                              ----            ----         ----
            Total                             $4.3            $1.4         $5.7
                                              ----            ----         ----

RISKS

The principal business risks to the Company relating to completion of Year 2000 efforts are:

o Reliance on key business partners to not have disruption in their ability to provide goods and services as a result of Year 2000 issues.

o      The ability to recruit and/or retain key staff for the Year 2000 effort.

o Unforeseen issues arising in connection with recent and future acquisitions/business partnerships.

o Forecasting unreliability due to customers' departures from expected buying patterns.

o The ability to continue to focus on Year 2000 issues by internal and external resources.

Because the Company's Year 2000 readiness is dependent upon key business partners also being Year 2000 ready, there can be no guarantee that the Company's efforts will prevent a material adverse impact on its results of operations, financial condition and cash flows. The possible consequences to the Company of its key business partners' inability to provide goods and services as a result of Year 2000 issues include temporary plant closings; delays in delivery of finished products; delays in receipt of key raw materials, containers and packaging supplies; invoice and collection errors; and inventory and supply obsolescence. The Company believes that its readiness efforts, which include confirmation, site visits and other testing with critical suppliers to determine if contingency planning is needed, should reduce the likelihood of such disruptions.

CONTINGENCY PLANS

A formal contingency plan process is underway, now that a significant amount of the business units' readiness plans have been completed. The Company will continue to assess where alternative courses of action are needed as the IT and non-IT readiness plans are executed. Due to the nature of contingency planning, assessment and planning efforts will continue until the end of 1999.

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

The Company has expensed approximately $6.1 million related to the project since its inception.

EURO

In January 1999, a new currency called the "euro" began to be introduced in certain Economic and Monetary Union ("EMU") countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effects the euro currency will have on the marketplace. Additionally, the European Commission has not yet defined and formalized all of the final rules and regulations. The Company is still assessing the impact the EMU formation and euro implementation will have on its internal systems and the sale of its products. The Company expects to take appropriate actions based on the results of such assessment. The Company has not yet determined the costs related to addressing this issue and there can be no assurance that this issue and its related costs will not have a materially adverse effect on the Company's business, operating results and financial condition.

MANAGEMENT'S OUTLOOK

Results for the nine months of fiscal 1999 are in line with the Company's long-term strategy for profitable growth. The performance in 1999 reflects the successful continuation of its primary growth drivers: to emphasize consumer-oriented marketing efforts to pull demand through its distribution channels, and to make strategic acquisitions to increase market share in global markets and within segments of the lawn and garden category. Restructuring charges taken in fiscal 1998 reflect the costs to integrate recent acquisitions and to exit businesses that are not strategically aligned with the Company's core businesses. Going forward, these actions should allow the Company to fully realize the operational synergies created by the acquisitions and to focus resources in businesses that provide opportunities for growth.

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

Within the Company's four-year strategic plan, management has established challenging, but realistic, financial goals, including:

       (1)    Sales growth of 8% to 10%;

       (2)    Continued operating margin improvement;

       (3)    Minimum compounded annual EPS growth of 15%.

       (4)    Return on equity target of at least 15%

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

These forward-looking statements represent challenging goals for the Company, and the achievement thereof is subject to a variety of risks and assumptions, and numerous factors beyond the Company's control. These forward-looking statements include, but are not limited to, information regarding the future economic performance and financial condition of the Company, the plans and objectives of the Company's management, and the Company's assumptions regarding such performance and plans. Therefore, it is possible that the Company's future actual financial results may differ materially from those expressed in these forward-looking statements due to a variety of factors, including:

- Effect of Weather Conditions -- Adverse weather conditions could adversely impact financial results: Weather conditions in North America and Europe have a significant impact on the timing of sales in the spring selling season and overall annual sales. In particular, an abnormally cold spring throughout the United States could adversely affect the Company's financial results;

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

- The Ability To Improve Processes And Business Practices To Keep Pace With The Economic, Competitive And Technological Environment, Including Successful Completion Of The Enterprise Resource Planning Project;

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

- Federal Government Review of the Non-Selective Herbicide Market under the Antitrust Laws Could Adversely Affect Financial Results.

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

INTEREST RATE RISK

The Company has various debt instruments outstanding at July 3, 1999 that are impacted by changes in interest rates. As a means of managing its interest rate risk on these debt instruments, the Company has entered into interest rate swap agreements to effectively convert certain variable rate debt obligations to fixed rates as follows:

       A 20 million British Pound Sterling notional amount swap used to convert obligations denominated in British Pounds Sterling to a fixed rate. The exchange rate used to convert British Pounds Sterling to U.S. dollars at July 3, 1999 was $1.58:1 GBP.

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

The following table summarizes information about the Company's derivative financial instruments and its debt instruments that are sensitive to changes in interest rates as of July 3, 1999. For debt instruments, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents expected cash flows based on notional amounts and weighted-average interest rates by contractual maturity dates. Weighted-average variable rates are based on implied forward rates in the yield curve at July 3, 1999. The information is presented in U.S. dollars (in millions):

                                                                      EXPECTED MATURITY DATE
                                    FAIR
                                    1999      2000        2001        2002       2003     THEREAFTER     TOTAL         VALUE
                                    ----      ----        ----        ----       ----     ----------     -----         -----
LONG-TERM DEBT:
Fixed rate debt                                                                            $(332.9)     $(332.9)      $(328.1)
   Average rate                                                                              8.625%       8.625%

Variable rate debt                 $(1.5)    $(25.0)     $(32.0)    $(42.6)    $(46.5)     $(369.8)     $(517.4)      $(517.4)
Average rate                        7.29%      6.85%       6.82%      6.79%      6.79%        7.88%        7.57%

INTEREST-RATE
DERIVATIVES:
Interest rate swap                 $(0.2)     $(0.6)      $(0.3)     $(0.2)                                           $  (1.3)
Average rate                        7.62%      7.62%       7.62%      7.62%

Interest rate swap                 $ 0.0      $ 0.3       $ 0.5      $ 0.2                                            $   0.8
Average rate                        5.05%      5.05%       5.05%      5.05%

Interest rate swap                 $ 0.0      $ 0.2       $ 0.3      $ 0.2                                            $   0.7
Average rate                        5.08%      5.08%       5.08%      5.08%

Interest rate swap                 $ 0.0      $ 0.1       $ 0.3      $ 0.3     $  0.1                                 $   0.7
Average rate                        5.11%      5.11%       5.11%      5.11%      5.11%

Interest rate swap                 $ 0.0      $ 0.2       $ 0.3      $ 0.3     $  0.3      $   0.2                    $   1.0
Average rate                        5.18%      5.18%       5.18%      5.18%      5.18%        5.18%

On January 21, 1999, Scotts issued $330 million of Senior Subordinated
Notes due in 2009 bearing interest at 8.625%, retired approximately 97% of its $100.0 million Senior Subordinated Notes then outstanding and unwound its then outstanding interest rate locks. See additional discussion of the Company's indebtedness in "Liquidity and Capital Resources" in "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           See Footnote 9 to the Condensed, Consolidated Financial Statements.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           See Exhibit Index at page 37 for a list of the exhibits included herewith.

           No reports on Form 8-K were filed during the fiscal quarter ended July 3, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE SCOTTS COMPANY

Date: August 17, 1999                    /s/ CHRISTOPHER L. NAGEL
                                         Christopher L. Nagel
                                         Acting Chief Financial Officer
                                         Vice President and Corporate Controller

    THE SCOTTS COMPANY QUARTERLY REPORT ON FORM 10-Q FOR FISCAL QUARTER ENDED
                                  JULY 3, 1999


                                  EXHIBIT INDEX


EXHIBIT NUMBER                     DESCRIPTION                       PAGE NUMBER
--------------                     -----------                       -----------

27                       Financial Data Schedule                          *

*Filed herewith