Form 10-K
period 1999-09-30
SCOTTS COMPANY
filed 1999-12-23
CIK 825542

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 1-11593

                               THE SCOTTS COMPANY
             (Exact name of registrant as specified in its charter)

                  OHIO                                  31-1414921
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
    of incorporation or organization)


    41 SOUTH HIGH STREET, SUITE 3500
             COLUMBUS, OHIO                                43215
(Address of principal executive offices)                 (Zip Code)


        Registrant's telephone number, including area code: 614-719-5500

           Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                    ON WHICH REGISTERED
            -------------------                    -------------------

Common Shares, Without Par Value                  New York Stock Exchange
  (28,513,006 Common Shares
  outstanding at December 1, 1999)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the common shares held by non-affiliates of the registrant at December 1, 1999 was $717,019,251.

                       DOCUMENTS INCORPORATED BY REFERENCE

         PORTIONS OF THE PROXY STATEMENT FOR REGISTRANT'S 2000 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD FEBRUARY 15, 2000, ARE INCORPORATED BY REFERENCE INTO
PART III HEREOF.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

The Scotts Company (with our subsidiaries, "we" or "Scotts"), is among the most widely recognized marketers and manufacturers of products for lawns, gardens, professional turf and horticulture. Our Turf Builder(R) (for consumer lawn care), Miracle-Gro(R) (for consumer garden care), Osmocote(R) (for professional horticulture) and Ortho(R) (for consumer herbicides and disease-control products) brands command market shares more than double those of the next ranked competitors, in the referenced consumer or professional subgroup. In addition, pursuant to an agreement with Monsanto Company, we have exclusive international agency and marketing rights to Monsanto's consumer Roundup(R) herbicide products. In the United Kingdom, our brands include: Weedol(R) and Pathclear(R) consumer herbicides; the Evergreen(R) lawn fertilizer line; the Levington(R) line of lawn and garden products; and Miracle-Gro(R) plant fertilizer. Our brands in continental Europe include KB(R) and Fertiligene(R) in France and NexaLotte(R) and Celaflor(R) in Germany. Our long history of technical innovation, reputation for quality and service and marketing tailored to the needs of do-it-yourself consumers, and professionals, have enabled us to maintain market share leadership in our markets while delivering consistent sales growth.

Domestic operating subsidiaries include: Hyponex Corporation, Scotts-Sierra Horticultural Products Company, Republic Tool & Manufacturing Corp., and Scotts Miracle-Gro Products, Inc. International operating subsidiaries include: Scotts Canada Ltd. (Canada), Scotts Asef BVBA (Belgium), Scotts Horticulture Ltd. (Ireland), Scotts France SAS (France), Scotts Celaflor GmbH & Co. KG (Germany), Celaflor HG (Austria), ASEF BV and Scotts Europe BV (Netherlands), and The Scotts Company (UK) Ltd. and Phostrogen Limited (United Kingdom).

Do-it-yourself consumers, and professionals, purchase through different distribution channels and have different information and product needs. To address all of our customers' needs and the increasingly international nature of our business, we now have six business groups comprised of Consumer Lawns, Consumer Gardens, Consumer Growing Media and Consumer Ortho (together, the "North American Consumer Business Group"), the Professional Business Group and the International Business Group.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

During fiscal 1999, we operated in three principal business segments: (1) North American Consumer Business Group, which includes products of the Consumer Lawns, Consumer Gardens, Consumer Growing Media and Consumer Ortho groups, sold in the United States and Canada; (2) Professional Business Group, including products of the ProTurf(R) and Horticulture groups, sold in the United States and Canada; and (3) International Business Group. The following chart shows, for fiscal 1999, each segment's contribution to consolidated sales and operating income before general corporate expenses:

                                                                  Percent of Fiscal
                                    Percent of Fiscal                Year 1999
                                        Year 1999                 Operating Income
                                    Consolidated Sales        Before Corporate Expenses
                                    ------------------        -------------------------
North American Consumer
         Business Group                   67%                           75%
Professional Business Group               10%                            8%
International Business Group              23%                           17%

Financial information on our segments for the three years ended September 30, 1999, is presented in Note 20 of the Notes to Consolidated Financial Statements, which are included under Item 8 of this Form 10-K.

NORTH AMERICAN CONSUMER BUSINESS GROUP

PRODUCTS

Scotts' consumer products include: lawn fertilizers, lawn fertilizer combination products and lawn control products, garden tools, walk-behind and riding mowers, grass seed, lawn spreaders and lawn and garden carts; garden and indoor plant care products; potting soils and other growing media products; and pesticides (including herbicides, insecticides and fungicides).

Consumer Lawns Products. Among Scotts' most important consumer products are lawn fertilizers, such as Scotts Turf Builder(R), and lawn fertilizer combination products, such as Scotts Turf Builder(R) with Plus 2(R) Weed Control and Scotts Turf Builder(R) with Halts(R) Crabgrass Preventer. Typically, these are patented, homogeneous, controlled-release products which provide complete controlled feeding for consumers' lawns for up to two months without the risk of damage to the lawn presented by less expensive controlled- and non-controlled-release products. Some of Scotts' products are specially formulated for geographical differences and some, such as Bonus(R) S (to control weeds in Southern grasses), are distributed to limited areas. Lawn control products prevent or control lawn problems and contain no fertilizer component. These control products include Scotts(R) Halts(R) Crabgrass Preventer, Scotts(R) Lawn Fungus Control, Scotts(R) Moss Control Granules, Scotts(R) Diazinon Lawn Insect Control and GrubEx(R) Season Long Grub Control. Scotts also sells a line of Miracle-Gro(R) lawn fertilizers, including Miracle-Gro(R) Lawn Fertilizer and Miracle-Gro(R) Weed and Feed. Scotts' lawn fertilizers, combination products and control products are sold in dry, granular form.

Scotts also sells numerous varieties and blends of high quality grass seed, many of them proprietary, designed for different uses and geographies.

Because Scotts' granular lawn care products perform best when applied evenly and accurately, Scotts sells a line of lawn spreaders specifically manufactured and developed for use with its products. For fiscal 1999, this line included three sizes each of SpeedyGreen(R) rotary spreaders and AccuGreen(R) drop spreaders, and the HandyGreen(R) II hand-held rotary spreaders, all marketed under the Scotts(R) brand name. Management estimates that for the period January through September 1999, Scotts' share of the U.S. do-it-yourself consumer lawn fertilizer and combination products, grass seed (includes PatchMaster(R) products) and spreaders market was approximately 48%. Durables (which include spreaders and lawn and garden carts) are manufactured by Republic Tool.

Scotts has a licensing agreement in place with Union Tools, Inc. under which Union Tools, in return for the payment of royalties, is granted the right to produce and market a line of garden tools bearing the Scotts(R) trademark. Scotts also is a party to a licensing agreement with American Lawn Mower Company under which American Lawn Mower, in return for the payment of royalties, is granted the right to produce and market a line of push-type walk-behind lawn mowers bearing the Scotts(R) trademark. Also, Scotts is a party to a licensing agreement with Home Depot U.S.A., Inc. and Murray, Inc. under which, in return for the payment of royalties, Home Depot markets a line of motorized, walk-behind lawnmowers bearing the Scotts(R) trademark, with the mowers currently manufactured by Murray. These mowers are sold exclusively through Home Depot retail stores. In management's estimation, Scotts did not have a material share of the markets for these products in fiscal 1999.

Scotts' wholly-owned subsidiary OMS Investments, Inc. is a party to a licensing agreement with Home Depot and Deere & Company, under which, in return for the payment of royalties to OMS, Home Depot markets a line of high quality, riding/tractor lawnmowers bearing the Scotts(R) trademark, with the mowers currently manufactured by Deere. These mowers are sold exclusively through Home Depot retail stores in Canada and the United States.

The Consumer Lawns Business Group has used Scotts(R) and Miracle-Gro(R) consumer brand recognition to market "Scotts LawnService(R)". In January 1995, Scotts entered into a licensing agreement with a lawn care service company, Emerald Green Lawn Service, which allows Emerald Green to use the Scotts(R) name and logo in its marketing efforts.

     Emerald Green applies Scotts(R) products exclusively. Through October 1998, Scotts increased its equity interest in Emerald Green from 28% to 84%, and re-positioned the business in the premium lawn and garden services segment. Scotts LawnService(R) provides applications of lawn and garden fertilizer and control products, and tree/shrub care services. During fiscal 1999, Scotts re-branded the business as Scotts LawnService(R) in some existing Emerald Green markets and expanded to several new markets. The business ended fiscal 1999 with Scotts LawnService(R) in 12 markets, and 22 franchised outlets marketed as Emerald Green Lawn Service featuring Scotts(R) and Miracle-Gro(R) products. The strategy in fiscal 1999 was to refine the operations model and measure the equity transfer of the Scotts(R) brands into this premium segment. The fiscal 2000 strategy will be similar with moderate expansion of the business planned through owned or franchised locations, while applying market knowledge to optimize opportunities in this service industry.

Consumer Gardens Products. Scotts sells a complete line of water-soluble fertilizers under the Miracle-Gro(R) brand name. These products are primarily used for garden fertilizer application. Scotts also produces and sells a line of boxed Scotts(R) plant foods, garden and landscape fertilizers, Osmocote(R) controlled-release garden fertilizers, hose-end feeders and houseplant fertilizer products.

The Consumer Gardens Business Group, through Scotts Miracle-Gro, markets and distributes the country's leading line of water-soluble plant foods, by market share. These products are designed to be dissolved in water, creating a dilute nutrient solution which is poured over plants or sprayed through an applicator and rapidly absorbed by their roots and leaves.

Miracle-Gro(R) All-Purpose Water-Soluble Plant Food is the leading product in the Miracle-Gro(R) line, by market share. Other water-soluble plant foods in the product line include Miracid(R) for acid loving plants, Miracle-Gro(R) for Roses, Miracle-Gro(R) for Tomatoes, Miracle-Gro(R) for Lawns and Miracle-Gro(R) Bloom Booster(R) for flowers. Scotts Miracle-Gro also sells a line of hose-end applicators for water-soluble plant foods, through the Miracle-Gro(R) No-Clog Garden and Lawn Feeder line, which allow consumers to apply water-soluble fertilizers to large areas quickly and easily with no mixing or measuring required. Scotts Miracle-Gro also markets a line of products for houseplant use including Liquid Miracle-Gro(R), African Violet Food, Plant Food Spikes, Leaf Shine and Orchid Food.

Management estimates that for the period January through September 1999, Scotts' share of the garden fertilizer market was 60%, and its share of the indoor plant foods market was approximately 32%.

Consumer Growing Media Products. The Consumer Growing Media Business Group, through Hyponex, sells a complete line of growing media products for indoor and outdoor uses under the Miracle-Gro(R), Scotts(R), Hyponex(R), Earthgro(R), Peters Professional(R), 1881 Select(R) and other labels. These products include retail potting soils, topsoil, humus, peat, manures, soil conditioners, barks and mulches. Products are primarily regionally formulated to respond to varying consumer expectations and to utilize the suitable but varying raw materials available in different areas of the country.

Management estimates that for the period January through September 1999, it had approximately a 32% market share of the consumer large-bag outdoor landscaping products market, and approximately a 49% market share of the consumer potting soils market.

Consumer Ortho(R) Products. The new Consumer Ortho Business Group markets weed control, insect control and plant disease control products under the Ortho(R) brand name. The Ortho(R) product line includes over 150 different items that solve outdoor pest problems faced by consumers. Ortho(R) products are available in aerosol, liquid ready-to-use, concentrated, granular and dust forms in a wide variety of sizes and delivery systems. This Group acts as the exclusive agent to market and manage Monsanto's consumer Roundup(R) brand of non-selective weed control in the United States. Roundup(R) is sold in aerosol, liquid ready-to-use, concentrated and super-concentrated forms and is the leading brand of consumer non-selective weed control, by market share, in the United States, Germany, France, Australia, Denmark, Sweden, Norway, Belgium, Austria and Japan.

Ortho(R) weed control products are led by its Weed-B-Gon(R) herbicide - the leading selective consumer herbicide brand in the United States, by market share. In addition, this Group sells products in the brush control segment (Brush-B-Gon(R)) and total vegetation control segment (Triox(R)) of the weed control market. Total vegetation controls eliminate existing weeds and grasses and prevent growth in a treated area for up to one year.

The Consumer Ortho Business Group markets insect control products for outdoor and indoor use. Outdoor insect control products include general insect control under the Ortho(R), Bug-B-Gon(R), Diazinon Ultra(TM), Diazinon Plus(R), Dursban(TM) (owned by Dow Agrosciences), Malathion 50 Plus(R), Isotox(R) and Orthene(R) brand names. Because consumer satisfaction depends on easy and accurate application of these products, this Group also markets a line of applicators under the Ortho(R), Lock 'n Spray(R), Spray-ette(R), Dial 'n Spray(R), Whirlybird(R) and Pull 'n Spray(TM) brands.

The Ortho(R) outdoor line also includes specialty insect control products under the Ortho(R), RosePride(R), Ortho-Klor(R), Ant-Stop(R) and Orthene(R) Fire Ant control brands. Specialty outdoor products include a line of snail and slug brands under the Bug-Geta(R) and Bug-Geta(R) Plus brand names. There is also a line of indoor insect control products under the Ortho(R) Home Defense(TM), Flea-B-Gon(R) and Ant-Stop(R) brand names.

Separately, the Ortho(R) product line includes items that control common diseases on lawns, roses, ornamental and vegetable gardens, and sensitive trees and shrubs. Several of these disease control products also control insects. These products are sold under the Ortho(R), Orthenex(R), Funginex(R) (owned by American Cyanamid Company) and Daconil 2787(TM) (owned by ISK Biosciences) brand names. The Group also markets a limited line of fertilizers under the Greensweep(R) and Up-Start(R) brands.

The Ortho(R) product line is typically formulated with proprietary active ingredients sourced from the world's largest agricultural and specialty chemical manufacturers. A number of the packaging systems used in the line are unique, including the Lock 'n Spray(R) hose-end dispensing system.

Management estimates that for the period January through September 1999, brands marketed by this Group had a combined share of the U.S. consumer lawn and garden chemicals segment of approximately 36%.

MARKET

Scotts believes that it has achieved its leading position, by market share, in the U.S. consumer do-it-yourself lawn care and garden markets, on the basis of its strong marketing and advertising programs, its sophisticated technology, the superior quality and value of its products and the service it provides its customers. Scotts seeks to maintain and expand its market position by emphasizing these qualities and taking advantage of the name and reputation of its many strong brands such as Scotts(R), Miracle-Gro(R), Ortho(R) and Hyponex(R).

Scotts is the leader, by market share, in the lawn, garden and growing media sections of the growing lawn and garden market. U.S. population trends indicate that the consumer segment age of 40 and older, who represent the largest group of lawn and garden product users, will grow by 28% from 1996 to 2010, a growth rate more than twice that of the total population.

Drawing upon its strong research and development capabilities, Scotts intends to continue to develop and introduce new and innovative lawn and garden products. Scotts believes that its ability to introduce successful new consumer products has been an important element in Scotts' growth. New consumer products in recent years include:

Fiscal 1997
-----------
- Scotts(R) potting soils and a complete line of indoor soil amendments such as vermiculite, perlite and charcoal in resealable stand-up bags

Fiscal 1998
-----------
- the No-Clog-4 in 1(R), which allows for sprinkler feeding of fertilizer for gardens and lawns
-    a new line of Miracle-Gro(R) potting soil mix and soil amendment products
- an expanded assortment of professional nursery quality potting soil mixes for consumers under the Scotts Pro Gro(TM) and Miracle-Gro(R) brands

Fiscal 1999
-----------
- Miracle-Gro(R) Flower Seeding Mix, a pre-mixed combination of flower seed, fertilizer and mulch
-    Miracle-Gro(R) Bloom Booster(R), a fertilizer for flowers
- three varieties of Miracle-Gro(R) Tree and Shrub Fertilizer Spikes, a fertilizer for outdoor trees and shrubs
- Scotts(R) Master Collection, a slow-release fertilizer for outdoor plant use

In fiscal 2000, Scotts plans to introduce: the Pure Premium(TM) line of Scotts(R) grass seed for consumer use; Miracle-Gro(R) Garden Weed Prevent(TM) and Miracle-Gro(R) Garden Weed Prevent and Plant Food(TM), which contain a pre-emergent herbicide for outdoor gardening; and Miracle-Gro(R) Garden Soils, a premium line of outdoor planting soils.

Scotts also seeks to capitalize upon the competitive advantages stemming from its leading market share positions, and ability to act as a nationwide supplier of a full line of consumer lawn and garden products. Scotts believes that this gives it an advantage in selling to retailers, who value the efficiency of dealing with a limited number of suppliers with high-recognition consumer brands.

During 1999, Scotts continued to strengthen its relationship with key retailers by establishing business development teams at Home Depot, Lowe's, the U.S. military, and hardware co-operatives. Teams at Wal*Mart and Kmart had previously been established during fiscal 1998. The business development teams work closely with these retailers, who represent over 75% of sales volume for the North American Consumer Business Group. The teams assist in all areas of business including category management, product mix, merchandising, shelving and pricing. Additionally, Scotts is a recognized source of consumer data that assists retailers in identifying retail trends, which can lead to increased store sales.

Also, Scotts has formed a North American sales management team for fiscal 2000, to coordinate customer programs, customer service, and retailer education programs, offered by the North American Consumer Business Group.

MARKETING, PROMOTION AND BUSINESS STRATEGY

Consumer Lawns products are sold by an approximate 100-person direct sales force to headquarters of national, regional and local retail chains. This sales force, most of whom have college degrees and prior sales experience, also recruits and supervises approximately 335 seasonal part-time merchandisers and 65 part-time year-round merchandisers in connection with Scotts' emphasis on in-store retail merchandising of lawn and garden products, a strategy Scotts intends to continue for fiscal 2000. Most retail sales of Scotts' lawn products occur on weekends during the Spring and Fall. The Consumer Lawns Business Group also employs distributors on a selective basis.

For fiscal 1999, Consumer Gardens products were sold to a network of hardware and lawn and garden wholesale distributors, with sales made directly to some retailers. Most retail sales of Consumer Gardens products occur on or near weekends during Spring and early Summer. In addition, Miracle-Gro(R) products are sold directly to some retailers. For fiscal 2000, the sales force for Consumer Gardens and Ortho(R) products were combined, for sales to retail home center stores.

The Consumer Growing Media Business Group utilizes a 22-person direct sales force to cover the headquarters of national and regional chains, local accounts of significant size and distributors who sell to smaller accounts. The Consumer Growing Media Business Group's sales force hires and directs a network of outside merchandising service companies to provide seasonal in-store retail merchandising and re-order support on a national basis. Most retail sales of Consumer Growing Media landscape products occur on weekends during late Spring, while value-added products sell year-round.

For fiscal 1999, Ortho(R) brands were sold to the headquarters of the largest 25 retail customers through a 32-person direct salesforce, who work with the Consumer Ortho Business Group's largest customers to secure retail placement for Ortho(R) brands as well as ongoing promotional and cooperative advertising support. Prior to fiscal 2000, Ortho(R) and Roundup(R) products were distributed under an exclusive distribution agreement with Central Garden & Pet Company.

Scotts assumed the agreement with Central Garden, as part of the Ortho acquisition. After the Central Garden agreement expired in September 1999, Scotts began distributing Ortho(R) and Roundup(R) products in a manner similar to its other lawn and garden products. This system involves a combination of distributors, of which the largest is Central Garden, as well as direct sales by Scotts to some major retailers. The terms of the Central Garden agreement are complex and involve transfers of large amounts of Ortho(R) and Roundup(R) product inventory and the related accounts receivable and accounts payable. Scotts, Monsanto and Central Garden have begun preliminary discussions addressing issues related to the termination of the agreement and to the resolution of items relating to Central Garden for purposes of determining the normalized working capital of the Ortho business as of the closing date of the Ortho acquisition on January 21, 1999. For a variety of reasons, including the indemnification provisions contained in the Ortho purchase agreement, Scotts does not believe that the final resolution of the items in dispute among Scotts, Monsanto and Central Garden will have a material adverse effect on Scotts.

The Consumer Lawns Business Group continues to support independent retailers with a special line of products, marketed under the Lawn Pro(R) name. These products include the 4-Step program, introduced in 1984, which encourages consumers to purchase four products at one time (fertilizer plus crabgrass preventer, fertilizer plus weed control, fertilizer plus insect control and a special fertilizer for Fall application). Scotts promotes the 4-Step program as providing consumers with all their annual lawn care needs for, on average, less than one-third of what a lawn care service would cost. Scotts believes the Lawn Pro(R) program has helped Scotts to grow its business with independent retailers while they face increasing competition from mass merchandisers and home improvement centers. The Consumer Growing Media Business Group similarly markets a special line of growing media products under the 1881 Select(R) label, to independent retailers on a regional basis.

Scotts supports its sales efforts with extensive advertising and promotional programs, in furtherance of a consumer "pull" marketing strategy. Because of the importance of the Spring sales season in the marketing of consumer lawn, garden and growing media products, Scotts focuses advertising and promotional efforts on this period. Through advertising and other promotional efforts, Scotts encourages consumers to make the bulk of their lawn, garden and growing media purchases in the early months of Spring in order to moderate the risk to its consumer sales which may result from bad weekend weather. The Consumer Lawns Business Group utilizes radio and television advertising to build consumer product usage in the Fall, a recommended time to plant grass seed and plants. The Consumer Lawns Business Group also promotes a Turf Builder(R) annual program for home centers and mass merchandisers. This program encourages consumers to purchase their entire year's supply of Turf Builder(R) products in early Spring, for application in the early Spring, late Spring, Summer and Fall. The Consumer Growing Media Business Group uses print and television advertising on Miracle-Gro(R) branded products, and a consumer rebate program for selected Hyponex(R) products, to encourage early and multiple purchases in the Spring.

Ortho(R) and Roundup(R) branded products are marketed in a manner similar to Scotts' other consumer brands. Advertising primarily airs on national and regional television and radio programming with supplemental efforts in key markets via spot TV and radio.

Advertising and retail customer promotional efforts, including feature displays, coincide with periods of high seasonal demand.

The percentage of North American Consumer Business Group sales to mass merchandisers, warehouse-type clubs, home improvement centers and large buying groups continues to increase as a percentage of sales. The top ten accounts (which include two buying groups of independent retailers) represented 77% of the North American Consumer Business Group sales in fiscal 1998 and 79% in fiscal 1999.

An important part of Scotts' sales effort is its national toll-free Consumer Helpline, on which its Consumer Service consultants answer questions about Scotts' products and give general lawn and garden advice to consumers. With the Ortho acquisition, the Consumer Services divisions at Scotts and Ortho were integrated. Scotts' consultants responded to approximately 650,000 telephone and written inquiries in fiscal 1999, which is consistent with the number of inquiries in prior years.

Backing up Scotts' marketing effort is its well-known Scotts No-Quibble Guarantee(TM), instituted in 1958, which promises consumers a full refund if for any reason they are not satisfied with the results after using Scotts' lawn, garden and growing media products. Refunds under this guarantee have consistently amounted to less than 0.4% of net sales for the North American Consumer Business Group on an annual basis.

Scotts has an Internet web site at www.scottscompany.com, which provides lawn care and gardening information for consumers, and special sections for the Professional Business Group's customers, along with corporate and investment information. Do-it-yourself consumer topics include basic lawn care and gardening tips, problem solving, frequently asked questions, houseplant care, landscaping with trees and shrubs and product guides. An arrangement with the National Gardening Association (NGA) provides access to a database of more than 5,000 gardening questions with answers by NGA's staff horticulturists. The site also provides an e-mail link to Scotts' Consumer Helpline for answers to lawn care questions. The Professional Turf section delivers information for turf managers, by providing Scotts' complete professional product guide, a Technical Representative/distributor locator and information aimed at turf maintenance workers and golf course superintendents. The Professional Horticulture section points nursery and greenhouse growers to their nearest distributor, delivers the latest news from the Horticulture business of the Professional Business Group of Scotts, and directs users to customer service. For the period January through September 1999, the site received approximately 41.7 million "hits", 788,000 user sessions and 20,000 e-mails to Scotts' Consumer Helpline. This represents increases of 232% for the number of "hits", 300% for the number of user sessions, and 90% for the number of e-mails, over the same period in 1998.

The fiscal 2000 marketing strategies for the Consumer Lawns Business Group are to continue the efforts begun in prior years to improve Scotts' relationship with consumers and retail customers, including: carefully directed consumer research, to increase understanding of its markets, sales trends and consumer needs; increased media advertising, with continuation of television advertising featuring real-life stories of people's experiences with Scotts(R) products, and of weekend radio advertising emphasizing that "this weekend" is the best time to apply selected Scotts products; simplification of the product line; addressing "just-in-time" customer purchasing through continued use of the "never-out" program by which Scotts builds pre-season inventory of select high-volume products, which enhances Scotts' ability to timely and completely fill customer orders; and use of retail merchandisers to enhance communications with consumers at the point of sale.

The fiscal 2000 marketing strategies for the Consumer Gardens Business Group are to continue: conducting consumer and market research to analyze consumer attitudes and purchase decisions; implementation of packaging improvements; cost-reduction and quality enhancement efforts throughout all product lines; increased national network television advertising; and use of Scotts Miracle-Gro's sales and distribution network for Scotts(R) garden products.

The fiscal 2000 strategy for the Consumer Growing Media Business Group is to expand its market share of the potting soil and specialty planting soil market, while maintaining a network of low-cost production facilities for the more commodity-oriented outdoor landscaping products such as topsoil, manures and barks/mulches. Scotts expects to grow its share of the potting and planting soil markets by: developing products and national marketing programs which utilize its Miracle-Gro(R), Scotts(R), Hyponex(R), Peters Professional(R), Earthgro(R) and 1881 Select(R) brand names on high-quality, higher margin growing media products such as potting mixes, with innovative and consumer-preferred packaging; gaining national distribution of Miracle-Gro(R) value-added potting soils; marketing Earthgro(R)-labeled organic landscape products nationally; and conducting consumer research to better understand market needs.

The fiscal 2000 strategy for the Consumer Ortho Business Group is to increase the size of the markets in which it competes and to capture a share of this growth greater than its market share, through: the effective use of media advertising; improved product availability and consumer communication at retail point-of-purchase; and product and packaging improvements to make the products easier to apply with good results. Growth is expected by attracting new users to the categories and by increasing the frequency of use among current users. For fiscal 2000, Scotts established a separate business office in Canada to manage and further develop the Green Cross(R) brand of pesticide products there, and to integrate Scotts' lawns, gardens and growing media businesses with the Green Cross(R) business acquired in the Ortho acquisition. This office will operate as Scotts Canada Ltd.

COMPETITION

The consumer lawn and garden market is highly competitive. Consumers have a choice of do-it-yourself lawn care or use of a lawn service. In the do-it-yourself lawn care and consumer garden markets, Scotts' products compete primarily against "control-label" products produced by various suppliers and sold by such companies as Home Depot (Vigoro(R)), Lowe's (Sta-Green(R)), Wal*Mart (Sam's American Choice(R)), and Kmart (KGro(R)). "Control-label" products are those sold under a retailer-owned label or a supplier-owned label which is sold exclusively at a retail chain. These products compete across the entire range of Scotts' consumer product line. Some of Scotts' consumer products compete against nationally distributed branded fertilizers, pesticides and combination products marketed by such companies as Lebanon Chemical Corp. (Greenview(R)), United Industries Corporation (Peters(R) water-soluble fertilizers for the consumer market), Vigoro/Pursell Industries (Vigoro(R), Sta-Green(R)), the Bayer/Pursell Industries joint venture (Advanced Garden(TM), Advanced Lawn(TM)), Central Garden (Pennington(R) Seed), and Schultz Co. (Schultz(R) garden fertilizers and potting soils). Competitors in Canada include Nu Gro, So Green and IMC Vigoro.

Based on a study covering the period from 1991 to 1996, management estimates that approximately 15% of all homeowners with lawns use a lawn service. The most significant competitors for the consumer market which uses a lawn service are lawn care service companies. Service Master, which owns the Tru Green Company, ChemLawn(R) and Barefoot Grass(R) lawn care service businesses, operates nationally and is significantly larger than Scotts.

Most competitors, with the exception of lawn care service companies, sell their products at prices lower than those of Scotts. Scotts competes primarily on the basis of its strong brand names, consumer advertising campaigns, quality, value, service, convenience and technological innovation. Scotts' competitive position is also supported by its national sales force and its unconditional guarantee. There can be no assurance, however, that additional competition from new or existing competitors will not erode Scotts' share of the consumer market or its profit margins.

Scotts' Consumer Growing Media business faces primarily regional competitors who are able to compete very effectively on the basis of price in the areas near their plants where they can reach customers with a lower cost of freight. The low cost of entry to establish a commodity organics bagging facility and the ready availability of raw materials make it likely that the large-bag outdoor market will remain price competitive and lower margin into the future. Customers require short lead-times, with very high on-time and complete fill rates. These demands, combined with the high cost of freight, require the Consumer Growing Media business to continually evaluate production locations to reduce costs.

The Consumer Ortho Business Group operates in highly competitive markets against a large number of national and regional brands as well as retailer-supported private or "control" labels. Given the large number of distinct market segments and product types coupled with limited shelf space, retailer customers often are forced to limit listings in any one product to two or three manufacturers. This typically means one to two national brands, a regional brand and/or a private label offering. Ortho's principal national competitors include: United Industries Corporation (Spectracide(R), Hot Shot(R)), the Bayer/Pursell Industries joint venture (Advanced Garden(TM), Advanced Lawn(TM) pesticide line), American Cyanamid Company (Amdro(R)) and Enforcer Products, Inc. (Enforcer(R)). Regional competitors include: The Chas. H. Lilly Co. (Lilly-Miller(R)), Green Light Company (Green Light(R)), Sunnyland, Bonide Products, Inc. (Bonide(TM)) and Farnam Companies, Inc. (Security(R) and Finale(TM)). Customers with significant private label programs include:
Wal*Mart, Kmart, Home Depot, Lowe's, Tru-Serv and Ace Hardware. The Consumer Ortho Business Group currently does not provide private label products to any of its customers.

Roundup(R) competitors include United Industries Corporation (Spectracide(R)), Enforcer Products, Inc. (Enforcer(R)), Farnam Companies, Inc. (Security (R) and Finale(TM)) and private label products.

BACKLOG

The majority of annual consumer product orders (other than Consumer Growing Media products which are normally ordered in season on an "as needed" basis) are received from retailers during the months of October through April and are shipped during the months of January through April. As of November 26, 1999, orders on hand for retailers (excluding orders for Consumer Growing Media products) totaled approximately $67.1 million compared to approximately $53.6 million on the same date in fiscal 1998. All such orders are expected to be filled in fiscal 2000.

PROFESSIONAL BUSINESS GROUP

MARKET

Scotts sells its professional products to golf courses, commercial nurseries and greenhouses, schools and sportsfields, multi-family housing complexes, business and industrial sites, lawn and landscape services and specialty crop growers. The Professional Business Group's two core businesses are ProTurf(R), the professionally managed turf market, and Horticulture, the nursery and greenhouse markets. In fiscal 1999, the Professional Business Group served such high-profile golf courses as Augusta National (Georgia), Cypress Point and Pebble Beach (California), Desert Mountain (Arizona), Oakmont Country Club (Pennsylvania), Colonial Country Club (Texas) and Medinah Country Club (Illinois). Sports complexes such as Fenway Park, Camden Yards, Wrigley Field, Yankee Stadium and the Rose Bowl are professional customers, as are major commercial nursery/greenhouse operations such as Monrovia, Hines and Imperial.

Golf courses and highly visible turf areas accounted for approximately 46% of Scotts' Professional Business Group sales in fiscal 1999. Management estimates, based on an independent bi-annual market survey and other information available to Scotts, that Scotts' share of its target North American golf course high value turf fertilizer and control products market was approximately 20% in fiscal 1999.

According to the National Golf Foundation, approximately 350 new golf courses have been constructed annually during the last three years. In 1999, there were over 700 new golf courses under construction, and a record 500 or more courses are expected to be completed in 1999. Management believes that the increase in the number of courses, the concentration of the growth in the West/South with a longer growing/maintenance season, the increasing playing time requiring more course maintenance and the trend toward more highly maintained courses should contribute to sales growth in the golf course market.

Horticulture sales accounted for approximately 54% of Scotts' Professional Business Group sales in fiscal 1999. Scotts sold products to thousands of nursery, greenhouse and specialty crop growers through a network of approximately 75 horticultural distributors. Scotts estimates that its leading market share of the North American horticultural market was approximately 26% in fiscal 1999. The Horticulture Group conducts business through Scotts' subsidiary, Scotts-Sierra.

Management believes the increasing acceptance of controlled-release fertilizers in horticultural/agricultural applications due to performance advantages, labor savings and water quality concerns should contribute to sales growth in the horticulture market. However, competitive product technologies may also make inroads into the horticultural and turf markets.

PRODUCTS

Scotts' professional products, marketed under such brand names as ProTurf(R), Osmocote(R), Miracle-Gro(R), Metro-Mix(R) and Terra-Lite(R), include a broad line of sophisticated controlled-release fertilizers, water-soluble fertilizers, pesticide products (herbicides, insecticides, fungicides and growth regulators), wetting agents, growing media products, grass seed and application devices. The fertilizer lines utilize a range of proprietary controlled-release fertilizer technologies, including Contec(R), Poly-S(R), Osmocote(R) and ScottKote(R), and proprietary water-soluble fertilizer technologies, including Miracle-Gro Excel(R). Scotts applies these technologies to meet a wide range of professional customer needs, ranging from quick-release greenhouse fertilizers to controlled-release fairway/greens fertilizers to extended-release nursery fertilizers that last up to a year or more.

To secure uninterrupted supply and consistent costs of raw materials, the Horticulture group has entered into alliances with suppliers. Scotts works closely with basic pesticide manufacturers to secure access to, and if possible, exclusive positions on, advanced control chemistry which can be formulated on granular carriers, including fertilizers, or formulated as a liquid application. In fiscal 1998, Scotts signed an agreement with AgrEvo USA Company for the exclusive domestic distribution rights to various AgrEvo active ingredients for the professional horticulture market. These active ingredients were used to create Scotts(R) branded herbicides, fungicides and insecticides such as Contrast(TM), Closure(TM) and Ovation(TM), three new products launched in 1999. Scotts expects this product group to represent 10% to 25% of Horticulture sales by fiscal 2002.

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

BUSINESS STRATEGY

Scotts' Professional Business Group focuses its sales efforts on the middle and high ends of the professional market and generally does not compete for sales of commodity products. Demand for Scotts' professional products is primarily driven by product quality, performance and technical support. Scotts seeks to meet these needs with a range of sophisticated, specialized products.

A primary focus of the Professional Business Group's strategy is to provide innovative high-value new products to its professional customers. For fiscal 1999, in the horticulture market, the Group introduced Osmocote(R) Pro, a modification of Osmocote(R) timed-release fertilizer with IBDU fertilizer for U.S. markets, which was a result of a marketing agreement reached with NuGro, Inc. Scotts' fertilizer technology is expected to lead to further new combination product introductions in fiscal 2000 and beyond.

MARKETING AND PROMOTION

For fiscal 1999, the Professional Business Group's sales force consisted of approximately 50 territory managers. Many territory managers are experienced former golf course superintendents or nursery managers and most have degrees in agronomy, horticulture or similar disciplines. Territory managers work closely with golf course and sports field superintendents, turf and nursery managers, and other landscape professionals. In addition to marketing Scotts' products, Scotts' territory managers provide consultation, testing services and advice regarding maintenance practices, including individualized comprehensive programs incorporating various products for use at specified times throughout the year. The Professional Business Group is served primarily through an extensive network of distributors.

In December 1998, Scotts reorganized its Professional Business Group to strengthen distribution and technical sales support, integrate brand management across market segments and reduce annual operating expenses. The reorganization reduced the ProTurf(R) division's personnel to approximately 40 employees. The Group retained a consultative field sales force and field-based technical group to provide distributors with product training, address questions from customers and maintain involvement in university trial work. In fiscal 2000, Scotts will increase its distribution network for ProTurf(R) products, adding to the four independent distributors appointed last December: Turf Partners, Inc. in the Midwest and Northeast, BWI Companies, Inc. in the Southwest and Southeast, Wilbur Ellis Company in the Pacific Northwest and Western Farm Services, Inc. in California. Alliances are expected to be formed with other distributors as necessary.

To reach potential purchasers, Scotts uses trade advertising and direct mail and sponsors seminars throughout the country. In addition, Scotts maintains a special toll-free number for its professional customers. The professional customer service department responded to over 50,000 telephone inquiries in fiscal 1999.

COMPETITION

In the professional turf and horticulture markets, Scotts faces a broad range of competition from numerous companies ranging in size from multi-national chemical and fertilizer companies such as DowElanco Company, Uniroyal, BASF and Chisso-Asahi, to smaller specialized companies such as Lesco, Inc. and Lebanon Chemical Corp., to local fertilizer manufacturers and blenders. Portions of this market are served by large agricultural fertilizer companies, while other segments are served by specialized, research-oriented companies. In specific areas of the country, particularly Florida, a number of companies have begun to offer turf care services, including product application, to golf courses. In addition, the higher margins available for sophisticated products to treat high-value crops continue to attract large and small chemical producers and formulators, some of which have larger financial resources and research departments than Scotts. Also, the influence of mass merchandisers, with significant buying power, has increased the cost consciousness of horticulture growers. While Scotts believes that its reputation, turf and ornamental market focus, expertise in product development and sales and distribution network should enable it to continue to maintain and build its share of the professional market, there can be no assurance that Scotts will be able to maintain market share or margins against new or existing competitors.

BACKLOG

A large portion of professional product orders is received during the months of August through November and is filled during the months of September through November. As of November 26, 1999, orders on hand from professional customers totaled approximately $5.8 million compared with $13.4 million on the same date in 1998. All of these orders are expected to be filled in fiscal 2000.

INTERNATIONAL BUSINESS GROUP

MARKET

The International Business Group regularly sells its products to both consumer and professional users in over 40 countries. Management believes that growth potential should exist in both markets. This Group also manages and markets consumer Roundup(R) internationally. Scotts has established business entities in the markets with significant potential, which include Australia, the United Kingdom, the Benelux countries, Germany, France, Spain and Italy.

Consumer lawn and garden products are sold under Scotts' various trademarks, including the Scotts(R) label, in Australia, the European Union, New Zealand and South America. In addition, products bearing the Miracle-Gro(R) trademark are marketed in the Caribbean, Australia, New Zealand, the Netherlands and the United Kingdom. Scotts' Hyponex(R) line of products is present in Japan as a result of a long-term agreement with Hyponex Japan Corporation, Ltd., an unaffiliated entity.

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

Consumer products are sold by an approximate 193-person sales force and professional products are sold by an approximate 87-person sales force.

Scotts has leading market share positions in the United Kingdom in a number of lawn and garden market categories. Its major consumer brands there include Miracle-Gro(R) plant fertilizers, Weedol(R) and Pathclear(R) herbicides, EverGreen(R) lawn fertilizer, Levington(R) growing media, and Bug Gun(R) insecticides.

In October 1998, Scotts, through subsidiaries, acquired from various affiliates of Rhone-Poulenc Agro: the shares of Rhone-Poulenc Jardin SAS; the shares of Celaflor GmbH; the shares of Celaflor Handelsgesellschaft m.b.H.; and the home and garden business of Rhone-Poulenc Agro S.A. in Belgium (collectively "Rhone-Poulenc Jardin"), each in a privately-negotiated transaction. Scotts conducts the Rhone-Poulenc Jardin business through Scotts France SAS, based in Lyon, France.

Scotts France SAS is continental Europe's largest producer of consumer lawn and garden products. It manufactures and sells a full line of consumer lawn and garden pesticides, fertilizers and growing media in France, Germany, the Benelux countries, Austria, Italy and Spain. Brands include KB(R) and Fertiligene(R) in France, and Celaflor(R) and NexaLotte(R) in Germany.

Also in October 1998, Scotts acquired from an agency of the Irish government, Bord na Mona, the Shamrock(TM) trademark, a brand used to market peat products in the United Kingdom and Ireland. As part of the agreement, Scotts has an option to supply the Shamrock(TM) brand of peat in continental European markets. Scotts also acquired the rights to a ten-year horticultural peat supply agreement with Bord na Mona as supplier, with a renewable ten-year term at Scotts' option. Under the agreement, Bord na Mona will mix and package peat and other growing media products for Scotts. It is expected that this acquisition will secure Scotts' access to high quality peat resources for both the consumer and professional markets in the United Kingdom and Ireland and will also enable Scotts to enter the professional horticultural compost market in mainland Europe in due course. Scotts manages this business through Scotts Horticulture Ltd., an affiliated entity domiciled in Ireland.

In December 1998, Scotts completed its acquisition of Asef Holding B.V., a privately-held consumer lawn and garden products company, with operations in the Netherlands. As part of the transaction, Scotts also acquired related assets in

Belgium. Asef sells fertilizers, growing media and pesticides under the Asef brand and through private label programs with major retailers. In Holland, Asef also markets the Bayer line of pesticides. Asef has approximately 40 employees. Scotts operates this business through Scotts Asef BVBA in Belgium, and ASEF BV in the Netherlands.

In fiscal 1999, in connection with efforts to successfully integrate these acquisitions, Scotts divided management of its international operations into four zones, as follows: Zone 1 (the consumer business in the United Kingdom and Ireland); Zone 2 (the consumer business in France, Belgium and Holland); Zone 3 (the consumer business in Germany, Austria and Australia); and Zone 4 (the professional business). For fiscal 1999, Scotts experienced strong sales growth in its continental European and Benelux consumer business, with weaker results in the United Kingdom, where Scotts is continuing to integrate and restructure operations of recently-acquired entities.

BUSINESS STRATEGY

An increasing portion of Scotts' sales and earnings is derived from customers in foreign countries. The headquarters office for the International Business Group is located in Lyon, France. The Professional Group of the International Business Group maintains a separate office in Waardenburg, Netherlands. Scotts' managers travel abroad regularly to visit its facilities, distributors and customers. Scotts' own employees manage its affairs in Europe, Australia, Malaysia, Mexico, Brazil and the Caribbean. The International Business Group plans to further develop its international business in both the consumer and professional markets. Scotts believes that the technology, quality and value that are widely associated with its domestic and acquired brands should be transferable to the global marketplace.

Management believes the International Business Group is well positioned to obtain an increased share of the international market. Scotts has a broad, diversified product line made up of value-added fertilizers which can be targeted to the market segments of consumer, turf, horticulture and high value agricultural crops. Also, Scotts has the capability to sell worldwide through its extensive distributor network. However, there can be no assurance that Scotts can maintain market share or margins against new or existing competitors, or that Scotts can obtain an increased share of the international market.

Any significant changes in international economic conditions, expropriations, changes in taxation and regulation by U.S. and/or foreign governments could have a substantial effect upon the international business of Scotts. Management believes, however, that these risks are not unreasonable in view of the opportunities for profit and growth available in foreign markets. Scotts' international earnings and cash flows are subject to variations in currency exchange rates, which derive from sales and purchases of Scotts' products made in foreign currencies. For a discussion of how Scotts manages its foreign currency rate exposure, see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources."

COMPETITION

The International Business Group's consumer business faces strong competition in the lawn and garden market, particularly in Australia and the European Union. Competitors in Australia include Chisso-Asahi, Debco and Yates. Competitors in the European Union include Bayer, BASF and various local companies. Scotts has historically responded to competition with superior technology, excellent trade relationships, competitive prices, broad distribution and strong advertising and promotional programs.

The international professional market is very competitive, particularly in the controlled-release and water-soluble fertilizer segments. Numerous U.S. and European companies are pursuing these segments internationally, including Pursell Industries, Lesco, BASF, Norsk Hydro, Haifa Chemicals Israel, Kemira and private label companies. Historically, Scotts' response to competition in the professional markets has been to adapt its technology to solve specific user needs which are identified by developing close working relationships with key users.

MATTERS RELATING TO THE COMPANY GENERALLY

ROUNDUP MARKETING AGREEMENT

On September 30, 1998, Scotts entered into an agency and marketing agreement with Monsanto Company and became Monsanto's exclusive agent for the marketing and distribution of consumer Roundup(R) products in the consumer lawn and garden market within the United States and other specified countries, including Australia, Austria, Canada, France, Germany and the United Kingdom. In addition, if Monsanto develops new products containing glyphosate, the active ingredient in Roundup(R), or other non-selective herbicides, Scotts has specified rights to market these products in the consumer lawn and garden market.

Under the marketing agreement, Scotts and Monsanto jointly develop global consumer and trade marketing programs for Roundup(R). Scotts has assumed responsibility for sales support, merchandising, distribution and logistics. Monsanto continues to own the consumer Roundup business and provides significant oversight of its brand. In addition, Monsanto continues to own and operate the agricultural Roundup business. A Steering Committee comprised of two Scotts designees and two Monsanto designees has ultimate oversight over the consumer Roundup business. In the event of a deadlock, the president of Monsanto's agricultural division is entitled to the tie-breaking vote.

COMMISSION STRUCTURE

Scotts is compensated under the marketing agreement based on the success of the consumer Roundup business in the markets covered by the agreement. In addition to recovering out-of-pocket costs on a fully burdened basis, Scotts receives a graduated commission to the extent that the earnings before interest and taxes of the consumer Roundup business in the included markets exceed specified thresholds. To the extent that these earnings are less than the first commission threshold set forth below, Scotts will not receive any commission. Net commission is equal to the commission set forth in the following chart less the contribution payment Scotts is required to make, as described below. The net commission is the amount that Scotts actually recognizes on its income statements.

The commission structure is as follows:

                                                                 IF EARNINGS ARE
                                                                BETWEEN THE FIRST
                                                                   AND SECOND
                                                                   COMMISSION               IF EARNINGS ARE
                                                                 THRESHOLDS THE             GREATER THAN THE
                                                                COMMISSION EQUALS           SECOND COMMISSION
                                                                  THE FOLLOWING               THRESHOLD THE
                                                                PERCENTAGE OF THE         COMMISSION EQUALS THE
                                                                DIFFERENCE BETWEEN        FOLLOWING AMOUNT PLUS
                         FIRST               SECOND              THE EARNINGS AND          50% OF THE AMOUNT OF
                       COMMISSION          COMMISSION          THE FIRST COMMISSION            THE EARNINGS
       YEAR            THRESHOLD           THRESHOLD                THRESHOLD                ABOVE $80 MILLION
       ----            ---------           ---------                ---------                -----------------

1999-2000......       $30,000,000         $80,000,000                  46%                       $23,000,000
2001...........       $31,250,000         $80,000,000                  44%                       $21,450,000
2002...........       $32,531,250         $80,000,000                  40%                       $18,987,500
2003...........       $33,844,531         $80,000,000                  40%                       $18,462,188
2004...........       $35,190,645         $80,000,000                  40%                       $17,923,742
2005...........       $36,570,411         $80,000,000                  40%                       $17,377,836
2006...........       $37,984,471         $80,000,000                  40%                       $16,806,212
2007...........       $39,434,288         $80,000,000                  40%                       $16,226,285
2008...........       $40,920,145         $80,000,000                  40%                       $15,631,942
2009+..........       $30,000,000         $80,000,000                  40%                       $20,000,000

Earnings for purposes of the marketing agreement for the 1999 fiscal, or program, year were increased by $15 million for purposes of calculating Scotts' commission.

Under the agreement, Scotts is required to make an annual fixed contribution payment to Monsanto. Nominally, this contribution payment will be $20 million per fiscal year. However, Scotts was not required to make any contribution payment in the 1999 fiscal year, and the contribution payments for 2000 and 2001 fiscal years will actually be $5 million and $15 million, rather than $20 million. Scotts and Monsanto have agreed to defer the difference between the $20 million nominal contribution payment and the actual contribution payment in the first three fiscal/program years under the marketing agreement. Beginning with the 2003 fiscal year and extending through Scotts' 2018 fiscal year, Scotts must make a contribution payment of $25 million per fiscal year until Monsanto recovers the $40 million deferred in the first three fiscal years plus interest of 8% per year. In addition, during the 2003 through 2008 fiscal year period, Scotts will apply 50% of the amount by which the net commission exceeds the specified levels toward the reimbursement of the $40 million deferral.

Specifically, Scotts will apply toward the deferral 50% of the amount by which Scotts' net commission exceeds the following levels:


YEAR                          NET COMMISSION LEVEL
----                          --------------------
2001.....                          $32,500,000
2002.....                          $28,100,000
2003.....                          $26,700,000
2004.....                          $30,500,000
2005.....                          $34,600,000
2006.....                          $38,900,000
2007.....                          $43,500,000
2008.....                          $49,000,000

TERM

The marketing agreement has no definite term, except as it relates to European Union countries. However, as set forth below, for a period of 20 years Scotts may be entitled to receive a termination fee if Monsanto terminates the marketing agreement upon a change of control of Monsanto or the sale of the consumer Roundup business. With respect to the European Union countries, the initial term of the marketing agreement extends through September 30, 2005. After September 30, 2005, the parties may agree to renew the agreement with respect to the European Union countries for three successive terms ending on September 30, 2008, 2015 and 2018, respectively. However, if Monsanto does not agree to any of the extension periods with respect to the European Union countries, the first commission threshold set forth in the table outlining the commission structure above, will become $0.

TERMINATION

Monsanto has the right to terminate the marketing agreement upon a specified event of default by Scotts or upon a change of control of Monsanto or the sale of the consumer Roundup business, so long as the termination after a change of control of Monsanto or the sale of the Roundup business occurs later than September 30, 2003. The events of default by Scotts that could give rise to termination by Monsanto include:

- "Material Breach" which is not cured within 90 days after written notice from Monsanto and which is not remediable by the payment of damages or by specific performance;
- "Material Fraud" which was engaged in with the intent to deceive Monsanto and which is not cured, if curable, within 90 days after written notice from Monsanto;
- "Material Willful Misconduct" which is not cured, if curable, within 90 days after written notice from Monsanto;
- "Egregious Injury" to the Roundup(R) brand that is not cured, if curable, within 90 days after notice from Monsanto, unless the egregious injury resulted from the exercise by Monsanto of its tie-breaking right with respect to deadlocked actions by the Steering Committee or was caused primarily by an act or omission of Monsanto;

-    Scotts' becoming insolvent;
- the acquisition of Scotts, by merger or asset purchase, or the acquisition of more than 25% of Scotts' voting securities, without Monsanto's prior written approval, by a competitor of Monsanto or by an entity that Monsanto reasonably believes will materially detract from or diminish Scotts' ability to fulfill Scotts' duties and obligations under the agreement; or
- the assignment by Scotts of all, or substantially all, of Scotts' rights or obligations under the agreement.

In addition, Monsanto may terminate the marketing agreement within the North America, U.K., France or "Rest of the World" regions for specified declines of the consumer Roundup business. For purposes of determining Monsanto's rights under the agreement, Scotts' performance is based on sales of Roundup(R) to the ultimate consumers of the product, rather than on sales to retailers or distributors. Scotts will measure sales to consumers by looking at point-of-sale unit movement at selected, top-20 Roundup customers in the affected region.

More specifically, Monsanto may terminate the marketing agreement within one of the regions if:

- sales to consumers decline cumulatively over a three fiscal year period cumulative basis in the region; or
- sales to consumers decline by more than five percent in two consecutive fiscal years within the region.

However, Monsanto may not exercise this termination right if Scotts can demonstrate that the decline was caused by a severe decline of general economic conditions or a severe decline in the lawn and garden market in the region rather than by Scotts' failure to perform its duties under the agreement. Monsanto would also not be able to terminate the agreement if the decline were caused by Monsanto's exercise of its right to break ties with respect to deadlocked decisions of the Steering Committee.

Scotts has rights similar to Monsanto's to terminate the agreement upon a material breach, material fraud or material misconduct by Monsanto. In addition, Scotts may terminate the marketing agreement upon Monsanto's sale of the consumer Roundup business, although then Scotts would lose the termination fee described below.

TERMINATION FEE

Except to the extent set forth below, if Monsanto terminates the marketing agreement upon a change of control of Monsanto or the sale of the consumer Roundup business, Scotts will be entitled to receive a significant termination fee. Scotts will also be entitled to receive a termination fee if it terminates the marketing agreement upon a material breach, material fraud or material willful misconduct by Monsanto.

The termination fee will be calculated in accordance with the following schedule:


                                                             THE TERMINATION FEE
                                                                  PAYABLE TO
IF TERMINATION OCCURS PRIOR TO SEPTEMBER 30,               SCOTTS WILL BE EQUAL TO:
--------------------------------------------               -----------------------
2003..................................................           $150,000,000 *
2004..................................................           $140,000,000
2005..................................................           $130,000,000
2006..................................................           $120,000,000
2007..................................................           $110,000,000
2008..................................................           $100,000,000

-----------
* Neither Monsanto nor a successor to the consumer Roundup business may terminate the marketing agreement prior to September 30, 2003 upon a change of control or a sale of the consumer Roundup business. If Monsanto or a successor were to do so despite such prohibition, the termination fee payable to Scotts would be $185 million.

Between October 1, 2009 and September 30, 2018, if Monsanto terminates the marketing agreement upon a sale of the consumer Roundup business or if a successor terminates the agreement following a change of control of Monsanto, the termination fee will be equal to the greater of (i) a percentage of the portion of the purchase price of the consumer Roundup business in excess of a specified amount and (ii) $16 million.

In addition, if Monsanto terminates the marketing agreement for any reason other than egregious injury, material fraud or material willful misconduct by Scotts, Monsanto will forfeit recovery of any unpaid portion of the $40 million deferral of contribution payments described above.

SALE OF ROUNDUP

Monsanto has agreed to provide Scotts with notice of any proposed sale of the consumer Roundup business, allow Scotts to participate in the sale process and negotiate in good faith with Scotts with respect to a sale. If the sale is run as an auction, Scotts will further be entitled to a 15-day exclusive negotiation period following the submission of all bids to Monsanto. During this period, Scotts may revise its original bid, but Scotts will not have the right to review the terms of any other bids.

In the event that Scotts acquires the consumer Roundup business in such a sale, it will receive credit against the purchase price in the amount of the termination fee that would otherwise have been paid to Scotts upon termination by Monsanto of the marketing agreement upon the sale.

If Monsanto decides to sell the consumer Roundup business to another party, Scotts must let Monsanto know within 30 days after receipt of notice of the purchaser whether Scotts intends to terminate the marketing agreement and forfeit any right to a termination fee or whether Scotts will agree to perform its obligations under the agreement on behalf of the purchaser, unless and until the purchaser terminates Scotts and pays the applicable termination fee.

MARKETING FEE

Upon execution of the marketing agreement, Scotts paid Monsanto a fee of $32 million in consideration for the rights obtained under the marketing agreement with respect to North America.

RESOLUTION OF ISSUES RELATED TO ORTHO ACQUISITION

On January 21, 1999, Scotts completed the acquisition of the Ortho business from Monsanto for $300 million, subject to adjustment depending on the level of normalized working capital as of the January 21 closing date. In accordance with the terms of the acquisition agreement, as of that date, Scotts received an estimate of normalized working capital of $125.9 million. This estimate resulted in Scotts making a transfer to Monsanto of $39.9 million on the closing date in addition to the $300 million purchase price. Following the closing, as provided by the acquisition agreement, Scotts gave Monsanto its estimate of normalized working capital, which was significantly lower than $125.9 million, while Monsanto provided Scotts with its revised estimate that was significantly higher than $125.9 million.

Scotts and Monsanto have resolved many of the items in dispute which comprise each party's working capital estimate. Scotts is in the process of resolving the remaining items in dispute through negotiation and/or arbitration, as contemplated by the acquisition agreement. Scotts expects that all remaining issues will be finally resolved during the 2000 fiscal year, but cannot currently estimate the final normalized working capital amount. To the extent that the amount differs from $125.9 million, Scotts will either make an additional payment to or receive a payment from Monsanto that will adjust the working capital assets on Scotts' opening balance sheet for the Ortho business. In either case, Scotts does not believe that the final resolution of the items in dispute will have a material adverse effect on Scotts.

PATENTS, TRADEMARKS AND LICENSES

The "Scotts(R)", "Miracle-Gro(R)", "Hyponex(R)" and "Ortho(R)" brand names and logos, as well as a number of product trademarks, including "Turf Builder(R)", "Lawn Pro(R)", "ProTurf(R)", "Osmocote(R)" and "Peters(R)", are federally and internationally registered and are considered material to Scotts' business. Scotts regularly monitors its trademark registrations, which are generally effective for ten years, so that it can renew those nearing expiration. In 1989, Scotts assigned rights to selected Hyponex trademarks to Hyponex Japan Corporation, Ltd., an unaffiliated entity. In July 1995, Scotts-Sierra granted an exclusive license to use the Peters trademark in the U.S. consumer market, to Peters Acquisition Corporation, now owed by United Industries Corporation, for the life of the mark.

As of September 30, 1999, Scotts held over 230 U.S. and international patents on processes, compositions, grasses and application devices and has additional patent applications pending. Patent protection generally extends 20 years from the filing date, and many of Scotts' patents extend well into the next decade. Scotts also holds exclusive and non-exclusive patent licenses from various chemical suppliers permitting the use and sale of patented pesticides.

During fiscal 1999, Scotts secured several new U.S. patents. Scotts' newly-formed biotechnology group within Scotts Research Center, was granted its first patent, protecting a method for the genetic modification of grass plants, and specifically, St. Augustinegrasses. In addition, Scotts was granted separate U.S. patents for the Ortho "Lock 'n Spray(R)" applicator and a Kentucky Bluegrass variety with high turf performance characteristics. Scotts also secured seven international patents, one dealing with methylene-urea fertilizer technology, and six covering various coated fertilizer technologies. Scotts' methylene-urea technology was patented in Finland, and Poly-S technology was patented in Norway and New Zealand. In addition, use patents were granted in Australia, Indonesia and Africa, covering the use of controlled-release fertilizers as an improved nutrient source for aquaculture. Finally, a new (experimental) coated fertilizer technology was granted a patent in Mexico.

Scotts' methylene-urea product composition patent, which covers Scotts Turf Builder(R), Scotts Turf Builder(R) with Plus 2(R) Weed Control and Scotts Turf Builder(R) with Halts(R) Crabgrass Preventer, among other products, is deemed material by Scotts and is due to expire in July 2001. Scotts believes that the high entry costs of manufacturing needed to replicate this product and the value of the Scotts(R) brand should lessen the likelihood of product duplication by any competitor.

Glyphosate, the active ingredient in Roundup(R), is subject to a patent in the United States that expires in September 2000. Scotts cannot predict the success of Roundup(R) after glyphosate ceases to be patented. Substantial new competition in the United States could adversely affect Scotts. Glyphosate is no longer subject to patent in the European Union and is not subject to patent in Canada. While sales of Roundup(R) in such countries have continued to increase despite the lack of patent protection, sales in the United States may decline as a result of increased competition after the U.S. patent expires. Any such decline in sales would adversely affect Scotts' financial results through the calculations of the commission under the Roundup(R) marketing agreement.

RESEARCH AND DEVELOPMENT

Scotts has a long history of innovation dating from the 1928 introduction of Turf Builder(R), through the development, design and construction of its newest state of the art methylene-urea fertilizer production facility in Marysville, Ohio. Commissioned in 1999, this facility will produce the new and improved Turf Builder(R) with Micromax(R) micronutrients for fiscal 2000. Scotts' continued commitment to innovation has produced a portfolio of over 230 patents worldwide, covering most of its fertilizers and many of its grasses and application devices.

Scotts operates what it believes to be one of the premier research and development organizations in the lawn and garden industry. Headquartered in the Dwight G. Scott Research Center for North America in Marysville, Ohio ("Scotts R&D"), Scotts R&D's mission is to develop and enhance easy to use lawn and garden products for consumers. This is accomplished through a comprehensive and consolidated view of innovation including Scotts R&D divisions such as: product development (agronomic performance); process/formulation development (design of manufacture); packaging and durables development (new structures, forms, dispensing and application devices); and regulatory and environmental affairs (product registration, industry and government relations). Scotts R&D's consolidated effort harnesses the synergies between all Scotts technologies resulting in optimization for the lawn and garden consumer, from seed to soil, fertilizer to weed/pest control.

Scotts R&D operates six research field stations strategically located throughout the United States in Ohio, Florida, Texas, California, New Jersey and Oregon, covering 212 acres. These facilities allow for evaluation of regional product requirements (different soil, climatic and pest pressure) and flexibility for year-round testing. The facilities also provide regional technical support and training for sales personnel.

Scotts R&D underwent significant change in fiscal 1999 with the relocation of the durable goods/application device development group from Republic Tool's Carlsbad, California facility and the beginning of the relocation of the Ortho research and development group from San Ramon, California, which is scheduled to be completed in fiscal 2000. Product development efforts were also reorganized in 1999 for better alignment with the business group marketing departments.

Since 1992, Scotts' entire line of controlled-released fertilizers has been reformulated or upgraded with new technology. These include: patented Poly-S(R), ScottKote(R) and methylene-urea; and Osmocote(R) patterned release, polymer-encapsulated technology. These technologies service the turfgrass, garden, horticultural and specialty agricultural markets both domestically and internationally. Process development efforts continue to focus on process innovation, capacity increase, quality enhancement and cost reduction. The fiscal 2000 year impact of this work is expected to result in improvements ranging from Miracle-Gro(R) Tree Spikes (cost reduction and quality improvement) to controlled-release fertilizer for professional horticultural container-grown plants (improved performance, cost reduction and quality improvement).

In fiscal 1998, Scotts consumer lawn fertilizer packaging was converted to high quality plastic that has since become the industry standard. Scotts R&D applied learning gained in that conversion to subsequently convert the Professional Business Group's fertilizer line in fiscal years 1999 and 2000. The Consumer Ortho Business Group will convert packaging for granular control chemicals in fiscal 2000. Also new in fiscal 2000 is the sliding reclosure feature on Miracle-Gro(R) Potting Soil. Scotts R&D should benefit from the consolidation of resources from the relocation to Marysville, of the Ortho research and development functions. Continued efforts will include package/dispensing innovation, consumer ease of use and reduction of consumer exposure. Examples in fiscal 1999 include the successful introduction of Pull 'n Spray(TM) and Lock 'n Spray(R) in the Roundup(R) and Ortho(R) product lines, both unique combined packaging/application systems.

Scotts R&D maintains an aggressive active ingredient access and evaluation program, critical to the introduction of new and improved products. Over 100 new formulations are prepared and evaluated each year in over 1,000 tests. Combined with Scotts' brands and market/sales position, this capability has allowed Scotts to gain exclusive and semi-exclusive access to new active ingredients from major chemical suppliers. Examples in consumer products are: bifenthrin insecticide (FMC Corporation); halofenozide insecticide (RohMid LLC); and pendimethalin herbicide (American Cyanamid Company). Examples in professional products are: myclobutanil fungicide (Rohm & Haas Company); paclobutrazol turf growth regulator (Zeneca Professional Products); etridiazole fungicide (C&K Witco); and flutolanil fungicide, propamocarb fungicide, deltamethrin insecticide, bendiocarb insecticide, clofentezine miticide and buprofezin insecticide (AgrEvo Environmental Health).

Since 1997, Scotts has maintained a dedicated turfgrass genetic engineering laboratory in its existing Scotts R&D facility in Marysville, to develop turfgrass varieties with improved characteristics such as resistance to disease, insects and herbicides. In January 1998, Scotts acquired an 80.8% interest in Sanford Scientific, Inc., a research company in the rapidly growing field of genetic engineering of plants. Sanford Scientific has developed and licensed a broad portfolio of genes and genetic process technology. It holds the exclusive license to use biolistic ("gene gun") technology in the commercial development of genetically transformed turf grasses, flowers and woody ornamental plants. Biolistic technology involves the delivery of desirable genetic characteristics by high-velocity injection into cells. The technology is widely used in medical research and agricultural fields for applications ranging from immunization and cancer treatment to creation of new agricultural crop varieties, including corn and soybeans. The biolistic approach to genetic engineering of plants has important advantages over other transformation technologies. For some plant species, transformation using the gene gun is largely considered the only commercially viable method of inserting new gene traits into plants. In addition, Sanford Scientific has developed and licensed a broad portfolio of genes and genetic process technology with commercial potential.

Gene gun technology augments Scotts' genetic improvement program by allowing researchers to create desirable varieties of plants with value-added traits beyond the capabilities of conventional plant breeding techniques. Targets of Scotts' research effort include disease and insect resistance, herbicide tolerance and other consumer-relevant traits, such as turfgrasses that require less mowing and flowers with novel colors and fragrances. Scotts expects that it will commercialize selected genetically transformed plants within a few years.

Scotts acquired its interest from Sanford Scientific founder and president Dr. John Sanford, who retained a 19.2% interest and remains involved with Sanford Scientific, as a member of Sanford Scientific's Board of Directors. He also provides consulting services to Sanford Scientific, under an agreement that continues through January 31, 2000. Dr. Sanford led the team of Cornell University scientists who invented the gene gun technology in the 1980's, and he continues as a leading expert in the field. Sanford Scientific operates an advanced genetic research facility in upstate New York, and actively collaborates with other leading genetic scientists.

Exclusive access to this technology is a key element in Scotts' program to create value by combining Scotts' brands and Sanford Scientific's biolistic transformation process with proven genes licensed from technology partners. Consistent with this strategy, in August 1998, Scotts completed an agreement with Rutgers University, the State University of New Jersey. Under this agreement, Scotts will fund, through research support and future royalties, a combined effort by Rutgers' plant biotechnology and turfgrass breeding programs to develop improved transgenic bentgrass varieties. In return, Scotts will receive exclusive rights to market all Rutgers' patented transgenic bentgrass varieties developed through 2005, likely extending to 2015. Rutgers' development program will utilize the biolistic process and other enabling technologies under license to Sanford Scientific to insert and activate genes that are proprietary to Rutgers University. Any superior bentgrass varieties that result from the program are expected to be commercialized in the golf course market.

In December 1998, Scotts entered into an agreement with Monsanto to bring the benefits of biotechnology to the multi-billion dollar turfgrass and ornamental plants business. Under the terms of the agreement, Scotts and Monsanto agree to share technologies, including Monsanto's extensive genetic library of plant traits and Scotts' proprietary gene gun technology to produce improved transgenic turfgrasses and ornamental plants. Scotts and Monsanto will work with each other exclusively on a global basis to develop these biotechnology products in the professional and consumer markets. Each company will bring its leading brands, marketing skills and technological expertise to create new products. In addition to sales by Scotts, the companies plan to license the new products to other marketing partners in the turf and ornamental industry. The collaborative alliance will focus on providing professional and consumer benefits such as turfgrass that requires less mowing and water, ornamental plants that last longer and produce larger and more plentiful blooms, and plants that will allow for better weed control. Scotts has been working since 1997 on Roundup Ready(R) turfgrass, which is tolerant to Monsanto's Roundup(R), under a research agreement with Monsanto. The current alliance expands that relationship to cover new applications for Roundup Ready(R) technology as well as other improvements to ornamental plants.

In addition to Scotts R&D for North America, the International Business Group conducts research and development in Levington, the United Kingdom; Lyon, France; Ingelheim, Germany; Heerlen, Netherlands; and Sydney, Australia. The Levington site supports consumer and professional formulation and testing of lawn and garden fertilizers, pesticides and growing media. The Lyon and Ingelheim sites support consumer household insecticide formulation and testing, as well as lawn and garden fertilizers, pesticides and growing media. The Heerlen facility supports professional formulation, testing and process development of turf and horticultural fertilizers, and testing of pesticide products. The Sydney site supports consumer and professional testing and technical service of fertilizer and pesticide products. The Scotts Company (U.K.) Ltd. leases a research facility and trial station in the United Kingdom for formulating plant protection products for the consumer and professional markets.

Company research and development expenses were approximately $21.7 million (1.3% of net sales) for fiscal 1999 including environmental and regulatory expenses. This compares to $14.8 million (1.3% of net sales) and $10.0 million (1.1% of net sales) for fiscal 1998 and 1997.

SEASONALITY

Scotts' business is highly seasonal with approximately 74% of sales occurring in the second and third fiscal quarters combined for fiscal 1999, and 72% for fiscal 1998. Please also see the discussion in "North American Consumer Business Group--Backlog" and "Professional Business Group--Backlog."

The products marketed by the Consumer Ortho Business Group are highly seasonal. However, they are not necessarily driven by the same weather variables as are the other products of Scotts. For example, insect populations (and corresponding control product sales) tend to thrive when wet springs yield to hot, humid summers. In contrast, fertilizer sells best in drier springs.

OPERATIONS

PRODUCTION FACILITIES

The manufacturing plant for consumer and professional fertilizer products marketed under the Scotts(R) label is located in Marysville, Ohio. Manufacturing for these products is also conducted by approximately 40 contract manufacturers. Demand for Turf Builder(R), Poly-S(R) and other products results in Scotts expanding operations (generally from October through May) of its fertilizer processing and packaging lines from five days per week, three-shift operations to seven days, three-shift operations when necessary to prepare for the peak demand periods. Scotts currently operates its three Turf Builder(R) lines seven days per week, year round, and began engineering of a fourth Turf(R) Builder production line, to meet capacity needs for those products. Scotts-Sierra controlled-release fertilizers are produced in Charleston, South Carolina; Milpitas, California; and Heerlen, Netherlands. Expansion at each facility has been completed to permit the blending of products which utilize both Scotts and Scotts-Sierra proprietary technology. Production schedules at Scotts-Sierra's facilities vary to meet demand. Seed blending and packaging are outsourced to various packaging companies located on the West Coast near seed growers. Growing media products are processed and packaged in 27 locations throughout the United States. Scotts operates two composting facilities where yard waste (grass clippings, leaves, and twigs) is converted to raw materials for Scotts' growing media products. Operations at these facilities have been integrated with Scotts' 27 growing media facilities. Scotts also utilizes approximately 30 contract production locations for growing media products. Scotts' lawn spreaders and specialty hose sprayers are produced at the Republic facility in Carlsbad, California. Republic Tool adjusts assembly capacity from time to time, to meet demand. Both Hyponex's and Republic Tool's operations vary production schedules to meet demand. The majority of

Miracle-Gro(R) water-soluble fertilizers is contract-manufactured in three facilities located in Ohio, Texas and Florida.

Granular and water-soluble fertilizers, liquid herbicides and pesticides and growing media for the U.K. market, are produced in East Yorkshire (Howden, Hatfield and Swinefleet) and Bramford (Suffolk), in the United Kingdom.

Bramford is the headquarters for U.K. operations and for the U.K. professional business. The site houses a modern fertilizer granulation plant with automated packing lines, liquid fertilizer production and bottling facilities. In addition, there are facilities for formulating and bottling a wide range of liquid plant protection products including herbicides, insecticides and fungicides. Bramford produces a wide range of products for both the consumer and professional businesses in Europe. These include the EverGreen(R) line of consumer lawn products and Greenmaster(R) products for the professional turf market. The Hatfield and Swinefleet factories contain modern facilities for the screening and blending of peat, together with various additives to produce a wide range of growing media. Peat to supply the facilities is harvested on both sites and brought in from satellite sites in Northwest England and Scotland. These facilities produce the Levington(R) brand of compost for both the consumer and professional businesses. Peat from Ireland is imported to produce the Shamrock(TM) range of growing media. Granular and water-soluble fertilizers and pesticides are produced at Howden and growing media is produced at Swinefleet and Hatfield.

At Hautmont, France, growing media and fertilizers for the consumer market are blended and bagged, and at Bourth, France, pesticide products for the consumer market are formulated, blended and packaged. Production schedules at Hautmont vary from one shift to two shifts to meet demand, while Bourth maintains two shifts year-round.

Liquid and granular ingredients made primarily for Ortho(R) and Roundup(R) products are manufactured at Scotts' Fort Madison, Iowa facility and at several contract facilities. The plants adjust to seasonal demands expanding from two shifts five days a week to three shifts five days a week during peak season.

Resin used for producing Osmocote(R) controlled-release fertilizer in the United States is manufactured by Sunpol Resins and Polymers, Inc. (formerly Sierra-Sunpol Resins, Inc.). In March 1999, Scotts-Sierra sold its majority stock interest in Sierra-Sunpol Resins, Inc., to the minority share owner and facility manager, which operates as Sunpol Resins and Polymers, Inc. In connection with the sale, Scotts entered into a five-year supply agreement for resin for domestic operations.

Management believes that each of its facilities is well-maintained and suitable for its purpose. However, due to the seasonal nature of Scotts' business, Scotts' plants operate at maximum capacity during the peak production periods. Therefore, an unplanned serious production interruption could have a substantial adverse affect on Scotts' sales of the affected product lines.

CAPITAL EXPENDITURES

Capital expenditures totaled $66.7 million and $41.3 million for fiscal 1999 and 1998. Of the major expenditures for fiscal 1999, approximately $21.0 million was spent on the implementation of the Enterprise Resource Planning information services program, $11.0 million for completion of the third Turf Builder(R) production line and associated packaging line additions, and over $2.0 million for facility expansions required for integration of Ortho operations. Engineering work has been initiated for the construction of a fourth Turf Builder(R) line, which with additional blending and packaging expansions, is expected to cost a total of $46.0 million for fiscal years 2000 and 2001. Thus, Scotts estimates that capital spending will approximate $70.0 million for fiscal 2000, which will include additional production capacity for Osmocote(R) products in Europe and expansion and automation of packaging capabilities in the Growing Media and Ortho facilities. Capital spending will approximate $60.0 to $70.0 million for fiscal 2001 and thereafter for the foreseeable future.

PURCHASING

The key ingredients in Scotts' fertilizer and control products are various commodity and specialty chemicals including vermiculite, phosphates, urea, potash, herbicides, insecticides and fungicides. Scotts obtains its raw materials from various sources, which Scotts presently considers to be adequate. No one source is considered to be essential to any of Scotts' North American Consumer, Professional or International Business Groups, or to its business as a whole. Scotts has never experienced a significant interruption of supply.

Raw materials for Scotts Miracle-Gro include phosphates, urea and potash. Scotts considers its sources of supply for these materials to be adequate. All of the products sold by Scotts Miracle-Gro in North America, are produced under contract by independent fertilizer blending and packaging companies.

Scotts-Sierra purchases granular, homogeneous fertilizer substrates to be coated and the resins for coating. These resins are primarily supplied domestically by Sunpol Resins and Polymers, Inc.

Sphagnum peat, bark, peat, humus, vermiculite and manure constitute Hyponex's most significant raw materials. At current production levels, Scotts estimates Hyponex's peat reserves to be sufficient for its near-term needs in all locations. Bark products are obtained from sawmills and other wood residue producers and manure is obtained from a variety of sources, such as feed lots and mushroom growers.

Raw materials for Republic Tool's operations include various engineered resins and metals, all of which are available from a variety of vendors.

The Consumer Ortho Business Group's primary raw materials are pesticides similar to those used by the agriculture industry. No single chemical is essential in this market segment and all materials or suitable substitutes are expected to remain readily available.

The International Business Group is comprised of Professional and Consumer subgroups, which offer products that are very similar to those marketed by the Professional and North American Consumer Business Groups. The raw materials are therefore similar to those used by the Professional and North American Consumer Business Groups. Scotts believes that its raw materials sources for the International Business Group are sufficiently varied and anticipates no significant raw material shortages. Both the North American and International Consumer Businesses contract with essentially the same major chemical and packaging companies, through short and long-term supply agreements, for the supply of specialty chemicals, fertilizers and packaging materials. The North American and International Professional Businesses contract with local major producers, through short and long-term supply agreements, for the supply of sphagnum peat, peat, humus and vermiculite, which constitute the most significant raw materials for these businesses. Long-term supply arrangements for peat, and owned peat reserves in the United Kingdom and Ireland, are expected to be sufficient for the International Group's near-term needs, at current production levels. Packaging materials are supplied by major packaging companies, through short and long-term supply arrangements, which Scotts considers adequate for its supply needs.

DISTRIBUTION

The primary distribution centers for Scotts(R) products are located near Scotts' North American headquarters in central Ohio. Scotts' expansion of its Marysville distribution facility was completed in December 1997. Scotts' products are shipped by rail and truck. While the majority of truck shipments is made by contract carriers, a portion is made by Scotts' own fleet of leased trucks. Inventories are also maintained in contract field or public warehouses located in major markets.

The products of Scotts Miracle-Gro are warehoused and shipped from three primary contract packagers located throughout the United States. These contract packagers ship Miracle-Gro(R) products via common carrier direct to customers, lawn and garden distributors and to two contract distribution centers located in Fresno, California and Jacksonville, Florida. Inventories of Scotts U.K. products for the European market, which are produced at the East Yorkshire (Howden) and Bramford (Suffolk) facilities, are distributed through a public warehouse in Daventry, the United Kingdom. Professional products for the U.K. market are warehoused and shipped from the Daventry and Chasetown, U.K. locations.

Most growing media products have low sales value per unit of weight, making freight costs significant to profitability. Therefore, the Consumer Growing Media Business Group has located all of its 27 plant/distribution locations near large metropolitan areas in order to minimize shipping costs and to be near raw material sources. The Group uses its own fleet of approximately 70 trucks as well as contract haulers to transport its products from plant/distribution points to retail customers. Large-bag outdoor landscaping products and much of the indoor potting soil products are shipped directly to retail stores. A portion of Scotts' indoor potting soil and additive products is shipped to retailers' distribution centers for redistribution to their stores. In the United Kingdom, growing media is packaged at Hatfield and Swinefleet and shipped directly to customers in the United Kingdom. Growing media is also produced in Hautmont, France and Didam, the Netherlands, and shipped directly to customers.

Scotts' Ortho(R) and Roundup(R) products are produced and shipped from two primary manufacturing facilities, one owned by Scotts and located in Fort Madison, Iowa and another at a contract packager located in Sullivan, Missouri. These products are shipped via common carrier through a newly-created distribution network of five contract distribution centers located in Fresno, California; Jacksonville, Florida; Arlington, Texas; Parksburg, Pennsylvania; and Wentzville, Missouri. These distribution centers ship directly to customers and to various lawn and garden distributors across the United States.

Scotts-Sierra's products are produced at two fertilizer and two growing media manufacturing facilities located in the United States and one fertilizer manufacturing facility located in Heerlen, Netherlands. The majority of shipments is via common carriers through distributors in the United States and a network of public warehouses in Europe.

Republic Tool-produced, Scotts(R) branded spreaders are shipped via common carrier to regional warehouses serving Scotts' retail network. A portion of Republic Tool's spreader line and its private label lines is sold free-on-board
(FOB) Carlsbad with transportation arranged by the customer.

Fertilizers and pesticide products manufactured in Bourth, France are shipped to customers via a central distribution center located in Blois, France.

SIGNIFICANT CUSTOMERS

Home Depot and Kmart Corporation represented approximately 17% and 9% of Scotts' sales in fiscal 1999. Wal*Mart sales represented 7% of Scotts' fiscal 1999 sales. After allocating buying groups' sales to that retail customer, Wal*Mart sales represented approximately 12% of Scotts' fiscal 1999 sales. All three customers hold significant positions in the retail lawn and garden market. There continues to be intense competition between and consolidation within the retail outlets selling Scotts products. The loss of any of these customers or a substantial decrease in the amount of their purchases could have a material adverse effect on Scotts' business.

EMPLOYEES

Scotts' corporate culture is a blend of the history, heritage and culture of Scotts and companies acquired over the past ten years. Scotts provides a comprehensive benefits program to all full-time associates. As of September 30, 1999, Scotts employed approximately 2,900 full-time workers in the United States (including all subsidiaries) and an additional 1,050 full-time employees located outside the United States. As of September 30, 1999, full-time workers averaged approximately eight years employment with Scotts or its predecessors. During peak production periods, Scotts engages as many as 1,600 temporary workers in the United States. In the United Kingdom, during peak periods, as many as 84 temporary workers are engaged and European operations engage an average of 53 temporary workers annually.

Scotts' U.S. employees are not members of a union, with the exception of 27 of Scotts-Sierra's employees at its Milpitas facility, who are represented by the International Chemical Workers Union Council/United Food and Commercial Workers

Union. Approximately 100 of Scotts' full-time U.K. employees at the Bramford (Suffolk), and East Yorkshire (Hatfield and Swinefleet) manufacturing sites are members of the Transport and General Workers Union. A number of Scotts' full-time employees at the headquarters office in Lyon, France are members of the Confederation Generale des Cadres (CGC), Confederation Francaise Democratique du Travail (CFDT) and Confederation Generale du Travail (CGT), which number is confidential under French law. The average rate of union membership among employees in France is approximately 15%. A number of union and non-union full-time employees are members of work councils at three sites in Bourth, Hautmont and Lyon, France, and a number of non-union employees are members in Ingelheim, Germany. Work councils represent employees on labor and employment matters and manage social benefits.

In connection with the Ortho acquisition, Scotts made offers of employment to all but a very limited number of employees who worked primarily in the Ortho business of Monsanto. While a majority of sales personnel accepted, most of the corporate staff declined relocation. Through September 30, 1999, Scotts paid severance, benefits and outplacement costs of $3.7 million for U.S. employees based on Monsanto's severance policy, with an additional $1.6 million expected to be paid during fiscal 2000. Scotts expects Monsanto to reimburse it for half of the costs of such termination payments, up to a maximum of $5.0 million.

ENVIRONMENTAL AND REGULATORY CONSIDERATIONS

Local, state, federal and foreign laws and regulations relating to environmental matters affect Scotts in several ways. In the United States, all products containing pesticides must be registered with the United States Environmental Protection Agency ("USEPA") (and in many cases, similar state and/or foreign agencies) before they can be sold. The inability to obtain or the cancellation of any such registration could have an adverse effect on Scotts' business. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether Scotts' competitors were similarly affected. Scotts attempts to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals, but there can be no assurance that it will continue to be able to avoid or minimize these risks. Fertilizer and growing media products (including manures) are also subject to state and foreign labeling regulations. Grass seed is also subject to state, federal and foreign labeling regulations.

The Food Quality Protection Act, enacted by the U.S. Congress in August 1996, establishes a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under this Act, the USEPA is evaluating the cumulative risks from dietary and non-dietary exposures to pesticides. The pesticides in Scotts' products, which are also used on foods, will be evaluated by the USEPA as part of this non-dietary exposure risk assessment. It is possible that the USEPA may decide that a pesticide Scotts uses in its products, would be limited or made unavailable to Scotts. Scotts cannot predict the outcome or the severity of the effect of the USEPA's evaluation. Management believes that Scotts should be able to obtain substitute ingredients if selected pesticides are limited or made unavailable, but there can be no assurance that it will be able to do so for all products.

In addition, the use of certain pesticide and fertilizer products is regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may include requirements that only certified or professional users apply the product or that certain products be used only on certain types of locations (such as "not for use on sod farms or golf courses"), may require users to post notices on properties to which products have been or will be applied, may require notification of individuals in the vicinity that products will be applied in the future or may ban the use of certain ingredients. Scotts believes it is operating in substantial compliance with, or taking action aimed at ensuring compliance with, these laws and regulations. Compliance with these regulations and the obtaining of registrations does not assure, however, that Scotts' products will not cause injury to the environment or to people under all circumstances. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from these environmental matters, taking into account established reserves, should not have a material adverse effect on Scotts' financial position; however, there can be no assurance that the resolution of these matters will not materially affect future quarterly or annual operating results.

State and federal authorities generally require Hyponex to obtain permits (sometimes on an annual basis) in order to harvest peat and to discharge storm water run-off or water pumped from peat deposits. The state permits typically specify the condition in which the property must be left after the peat is fully harvested, with the residual use typically being natural wetland habitats combined with open water areas. Hyponex is generally required by these permits to limit its harvesting and to restore the property consistent with the intended residual use. In some locations, Hyponex has been required to create water retention ponds to control the sediment content of discharged water.

Regulations and environmental concerns exist surrounding peat extraction in the United Kingdom. The Scotts Company (UK) Ltd. played a leading role in the development and implementation of legislation concerning peat extraction, and believes it complies with this legislation, regarding it as the minimum standard.

Local, state, federal and foreign agencies regulate the disposal, handling and storage of waste, air and water discharges from Scotts' facilities. During fiscal 1999, Scotts had approximately $1.1 million in environmental capital expenditures and $5.9 million in other environmental expenses, compared with approximately $0.7 million in environmental capital expenditures and $3.1 million in other environmental expenses in fiscal 1998. Management anticipates that environmental capital expenditures and other environmental expenses for fiscal 2000 will not differ significantly from those incurred in fiscal 1999.

OHIO ENVIRONMENTAL PROTECTION AGENCY

Scotts has assessed and addressed environmental issues regarding the wastewater treatment plants which had operated at the Marysville facility. Scotts decommissioned the old wastewater treatment plants and has connected the facility's wastewater system with the City of Marysville's municipal treatment system. Additionally, Scotts has been assessing, under Ohio's Voluntary Action Program ("VAP"), the possible remediation of several discontinued on-site waste disposal areas dating back to the early operations of its Marysville facility.

In February 1997, Scotts learned that the Ohio Environmental Protection Agency was referring certain matters relating to environmental conditions at Scotts' Marysville site, including the existing wastewater treatment plants and the discontinued on-site waste disposal areas, to the Ohio Attorney General's Office. Representatives from the Ohio EPA, the Ohio AG and Scotts continue to meet to discuss these issues.

In June 1997, Scotts received formal notice of an enforcement action and draft Findings and Orders from the Ohio EPA. The draft Findings and Orders elaborated on the subject of the referral to the Ohio AG alleging: potential surface water violations relating to possible historical sediment contamination possibly impacting water quality; inadequate treatment capabilities of Scotts' existing and currently permitted wastewater treatment plants; and that the Marysville site is subject to corrective action under the Resource Conservation Recovery Act ("RCRA"). In late July 1997, Scotts received a draft judicial consent order from the Ohio AG which covered many of the same issues contained in the draft Findings and Orders including RCRA corrective action. As a result of ongoing discussions, Scotts received a revised draft of a judicial consent order from the Ohio AG in late April 1999, which is the focus of current negotiations.

In accordance with Scotts' past efforts to enter into Ohio's VAP, Scotts submitted to the Ohio EPA a "Demonstration of Sufficient Evidence of VAP Eligibility Compliance" on July 8, 1997. Among other issues contained in the VAP submission, was a description of Scotts' ongoing efforts to assess potential environmental impacts of the discontinued on-site waste disposal areas as well as potential remediation efforts. Under the statutes covering VAP, an eligible participant in the program is not subject to State enforcement actions for those environmental matters being addressed. On October 21, 1997, Scotts received a letter from the Director of the Ohio EPA denying VAP eligibility based upon the timeliness of and completeness of the submittal. Scotts has appealed the Director's action to the Environmental Review Appeals Commission. No hearing date has been set and the appeal remains pending.

Scotts is continuing to meet with the Ohio AG and the Ohio EPA in an effort to negotiate an amicable resolution of these issues but is unable at this stage to predict the outcome of the negotiations. While negotiations have narrowed the unresolved issues between Scotts and the Ohio AG/Ohio EPA, several critical issues remain the subject of ongoing discussions. Scotts believes that it has viable defenses to the State's enforcement action, including that it had been proceeding under VAP to address specified environmental issues, and will assert those defenses in any such action.

Since receiving the notice of enforcement action in June 1997, management has continually assessed the potential costs that may be incurred to satisfactorily remediate the Marysville site and to pay any penalties sought by the State. Because Scotts and the Ohio EPA have not agreed to the extent of any possible contamination and an appropriate remediation plan, Scotts has developed and initiated an action plan to remediate the site based on its own assessments and consideration of specific actions which the Ohio EPA will likely require. Because the extent of the ultimate remediation plan is uncertain, management is unable to predict with certainty the costs that will be incurred to remediate the site and to pay any penalties. As of September 30, 1999, management estimates that the range of possible loss that could be incurred in connection with this matter is $2 million to $10 million. Scotts has accrued for the amount it considers to be the most probable within that range and believes the outcome will not differ materially from the amount reserved. Many of the issues raised by the State are already being investigated and addressed by Scotts during the normal course of conducting business.

LAFAYETTE

In July 1990, the Philadelphia District of the U.S. Army Corps of Engineers ("Corps") directed that peat harvesting operations be discontinued at Hyponex's Lafayette, New Jersey facility, based on its contention that peat harvesting and related activities result in the "discharge of dredged or fill material into waters of the United States" and, therefore, require a permit under Section 404 of the Clean Water Act. In May 1992, the United States filed suit in the U.S. District Court for the District of New Jersey seeking a permanent injunction against such harvesting, and civil penalties in an unspecified amount. If the Corps' position is upheld, it is possible that further harvesting of peat from this facility would be prohibited. Scotts is defending this suit and is asserting a right to recover its economic losses resulting from the government's actions. The suit was placed in administrative suspense during fiscal 1996 in order to allow Scotts and the government an opportunity to negotiate a settlement, and it remains suspended while the parties develop, exchange and evaluate technical data. In July 1997, Scotts' wetlands consultant submitted to the government a draft remediation plan. Comments were received and a revised plan was submitted in early 1998. Further comments from the government were received during 1998 and 1999. Scotts believes agreement on the remediation plan has essentially been reached. Before this suit can be fully resolved, however, Scotts and the government must reach agreement on the government's civil penalty demand. Management does not believe that the outcome of this case will have a material adverse effect on Scotts' operations or its financial condition. Furthermore, management believes Scotts has sufficient raw material supplies available such that service to customers will not be materially adversely affected by continued closure of this peat harvesting operation.

HERSHBERGER

In September 1991, Scotts was identified by the Ohio EPA as a Potentially Responsible Party ("PRP") with respect to a site in Union County, Ohio (the "Hershberger site"), because Scotts allegedly arranged for the transportation, treatment or disposal of waste that allegedly contained hazardous substances, at the Hershberger site. Effective February 1998, Scotts and four other named PRPs executed an Administrative Order on Consent with the Ohio EPA, by which the named PRPs funded remedial action at the Hershberger site. Construction of the leachate collection system and reconstruction of the landfill cap were completed in August 1998. Scotts expects its future obligation will consist primarily of its share of annual operating and maintenance expenses. Management does not believe that its obligations under the Administrative Order will have a material adverse effect on Scotts' results of operations or financial condition.

BRAMFORD

In the United Kingdom, major discharges of waste to air, water and land are regulated by the Environment Agency. The Scotts (UK) Ltd. fertilizer facility in Bramford

(Suffolk), United Kingdom, is subject to environmental regulation by this Agency. Two manufacturing processes at this facility require process authorizations and previously required a waste management license (discharge to a licensed waste disposal lagoon having ceased in July 1999). Scotts expects to surrender the waste management license in consultation with the Environment Agency. In connection with the renewal of an authorization, the Environment Agency has identified the need for remediation of the lagoon, and the potential for remediation of a former landfill at the site. Scotts intends to comply with the reasonable remediation concerns of the Environment Agency. Scotts previously installed an environmental enhancement to the facility to the satisfaction of the Environment Agency and believes that it has adequately addressed the environmental concerns of the Environment Agency regarding emissions to air and groundwater. Scotts and the Environmental Agency have not agreed on a final plan for remediating the lagoon and the landfill. Management does not believe that its remedial obligations at this site will have a material adverse effect on the operations at the facility or on Scotts' results of operations or financial condition.

YEAR 2000 READINESS

Please see the information contained under the caption "Year 2000 Readiness" in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

ITEM 2.  PROPERTIES

Scotts has fee or leasehold interests in approximately 60 facilities.

Scotts owns approximately 875 acres of land, with 719 acres at its Marysville, Ohio headquarters for the North American Consumer Lawns, Growing Media, and Ortho Business Groups, and the Professional Business Group and Operations functions. Scotts leases space in downtown Columbus for its World Headquarters office. Four research facilities in Apopka, Florida; Cleveland, Texas; Gervais, Oregon; and Moorestown, New Jersey, comprise 129 acres. The Ortho production facility encompasses 27 acres in Fort Madison, Iowa. Scotts leases warehouse space throughout the United States and continental Europe as needed. Republic Tool leases its 20-acre spreader facility in Carlsbad, California.

Scotts operates 27 growing media facilities located nationwide in 23 states. Twenty-four are owned by Scotts and three are leased. Most facilities include production lines, warehouses, offices and field processing areas.

As of December 1, 1999, Scotts had two-remaining compost facilities in Connecticut. One site is located at a bagging facility in Lebanon, Connecticut and the other is a stand-alone leased facility in Fairfield, Connecticut. During fiscal 1999, Scotts closed its other composting sites in the United States that collected yard and compost waste on behalf of municipalities.

Scotts owns two Scotts-Sierra manufacturing facilities in Fairfield, California and Heerlen, Netherlands. It leases two Scotts-Sierra manufacturing facilities in Milpitas, California and North Charleston, South Carolina.

Internationally, Scotts leases its: U.K. headquarters, located in Godalming (Surrey); French headquarters, located in Lyon, France; German headquarters, located in Ingleheim, Germany; and Professional Group headquarters, located in Waardenburg, Netherlands.

Scotts owns manufacturing facilities in East Yorkshire (Howden, Hatfield and Swinefleet) and Bramford (Suffolk) in the United Kingdom. Scotts also owns the Hautmont plant in France, a blending and bagging facility for growing media and fertilizers sold to the consumer market; and the Bourth plant, also in France, a facility for formulating, blending and packaging pesticide products for the consumer market. A sales and research and development facility is maintained at the Ingleheim, Germany site. Scotts leases sales offices and operates an organics bagging facility in Didam, the Netherlands. Sales offices are also leased in Saint Niklaas, Belgium.

Scotts leases property for ten lawn care service centers in Georgia, Illinois, Indiana, Maryland, Missouri and Ohio. Scotts also leases the land upon which Sanford Scientific is located in Waterloo, New York.

During fiscal 1999, Scotts leased the land upon which Scotts Miracle-Gro's (operating as the North American Consumer Gardens Business Group) headquarters was located in Port Washington, New York. For fiscal 2000, operations at this location will transfer to the North American headquarters in Marysville, Ohio.

As a result of the Ortho acquisition, Scotts acquired a plant in Fort Madison, Iowa and research stations in Moorestown, New Jersey, and Valley Center, California. The relocation of personnel from the San Ramon sales office to Marysville, Ohio was completed in September 1999, with the office space being subleased until lease termination. Foreign operations acquired as a result of the Ortho acquisition include a plant in Corwen, United Kingdom. Scotts also operates sales offices in Beaverton, Oregon; Rolling Meadows, Illinois, and Bentonville, Arkansas.

It is the opinion of Scotts' management that its facilities are adequate to serve their intended purposes at this time and that its property leasing arrangements are stable. Please also see the discussion of Scotts' production facilities in "ITEM 1. BUSINESS--Operations Group--Production Facilities" above.

ITEM 3.  LEGAL PROCEEDINGS

As noted in the discussion of "Environmental and Regulatory Considerations" in "ITEM 1. BUSINESS", Scotts is involved in several pending environmental matters. In the opinion of management, its assessment of contingencies is reasonable and related reserves, in the aggregate, are adequate; however, there can be no assurance that the final resolution of these matters will not materially affect Scotts' future quarterly or annual operating results.

Pending material legal proceedings are as follows:

AGREVO ENVIRONMENTAL HEALTH, INC. (New York District Court)

On June 3, 1999, a Complaint was filed in the United States District Court for the Southern District of New York, styled AgrEvo Environmental Health, Inc. v. Scotts Company (sic), Scotts Miracle-Gro Products, Inc. and Monsanto Company, in which AgrEvo seeks damages and injunctive relief for alleged antitrust violations and breach of contract by Scotts and Scotts Miracle-Gro, and alleged antitrust violations and tortious interference with contract by Monsanto. Scotts purchased a consumer herbicide business from AgrEvo in May 1998. AgrEvo claims in the suit that Scotts' subsequent agreement to become Monsanto's exclusive sales and marketing agent for Monsanto's consumer Roundup(R) business, violated the federal antitrust laws. AgrEvo contends that Monsanto attempted to or did monopolize the market for non-selective herbicides and conspired with Scotts to eliminate the herbicide Scotts previously purchased from AgrEvo, which competed with Monsanto's Roundup(R), in order to achieve or maintain a monopoly position in that market. AgrEvo also contends that Scotts' execution of various agreements with Monsanto, including the Roundup(R) marketing agreement, as well as Scotts' subsequent actions, violated the purchase agreements between AgrEvo and Scotts.

AgrEvo is requesting unspecified damages as well as affirmative injunctive relief, and is seeking to have the court invalidate the Roundup(R) marketing agreement as violative of the federal antitrust laws. On September 20, 1999, Scotts filed an answer denying liability and asserting counterclaims that it was fraudulently induced to enter into the agreement for purchase of the consumer herbicide business and the related agreements, and that AgrEvo breached the representations and warranties contained in these agreements. On October 1, 1999, Scotts moved to dismiss the antitrust allegations against it on the ground that the claims fail to state claims for which relief may be granted. On October 12, 1999, AgrEvo moved to dismiss Scotts' counterclaims. Scotts intends to vigorously defend against this action. Under the indemnification provisions of the Roundup(R) marketing agreement, Monsanto and Scotts each have requested that the other indemnify against any losses arising from this lawsuit. Scotts currently is unable to determine the potential impact of these proceedings on its future results of operations and financial condition.


AGREVO ENVIRONMENTAL HEALTH, INC. (Delaware)

On June 29, 1999, a Complaint was filed in the Superior Court of the State of Delaware in and for New Castle County, styled AgrEvo Environmental Health, Inc.
v. Scotts Miracle-Gro Products, Inc. and OMS Investments, Inc., in which AgrEvo seeks damages for alleged breach of contract against Scotts Miracle-Gro and OMS. AgrEvo alleges that, under the contracts described above by which the herbicide business was purchased from AgrEvo in May 1998, Scotts Miracle-Gro and OMS have failed to pay

AgrEvo approximately $0.6 million. AgrEvo is requesting damages in this amount, as well as pre and post-judgment interest and attorneys' fees and costs. Scotts Miracle-Gro and OMS have moved to dismiss or stay this action on the ground that the claims asserted must be brought in the previously-described action in the Southern District of New York. Oral argument on this motion is set for late December 1999. Scotts Miracle-Gro and OMS intend to vigorously defend the asserted claims, whether they are ultimately litigated in state court in Delaware or the federal court in New York.

RHONE-POULENC, S.A., RHONE-POULENC AGRO S.A. AND HOECHST, A.G.

On October 15, 1999, Scotts began arbitration proceedings before the International Chamber of Commerce against Rhone-Poulenc S.A. and Rhone-Poulenc Agro S.A. (collectively, "Rhone-Poulenc") under arbitration provisions contained in contracts relating to the purchase by Scotts of Rhone-Poulenc's European lawn and garden business, Rhone-Poulenc Jardin, in 1998. Scotts alleges that the combination of Rhone-Poulenc and Hoechst Schering AgrEvo GmbH into a new entity, Aventis S.A., will result in the violation of non-compete and other provisions in the contracts mentioned above. In the arbitration proceedings, Scotts is seeking injunctive relief as well as an award of damages.

On November 25, 1999, the Tribunal suggested that the parties discuss an escrow arrangement to protect Scotts' interests during the pendency of the arbitration and denied Scotts' request for additional interim relief. Pursuant to the Tribunal's suggestion, the parties are presently negotiating a segregated Record Agreement and Order.

Also on October 15, 1999, Scotts filed a Complaint styled The Scotts Company, et al. v. Rhone-Poulenc, S.A., Rhone-Poulenc Agro S.A. and Hoechst, A.G. in the Court of Common Pleas for Union County, Ohio, seeking injunctive relief maintaining the status quo in aid of the arbitration proceedings as well as an award of damages against Hoechst for Hoechst's tortious interference with Scotts' contractual rights. On October 19, 1999, the defendants removed the Union County action to the United States District Court for the Southern District of Ohio. On December 8, 1999, Scotts requested that this action be stayed pending the outcome of the arbitration proceedings.

Scotts is involved in other lawsuits and claims which arise in the normal course of its business. In the opinion of management, these claims individually and in the aggregate are not expected to result in a material adverse effect on Scotts' financial position or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this Report.

EXECUTIVE OFFICERS OF REGISTRANT

The executive officers of The Scotts Company, their positions and, as of December 10, 1999, their ages and years with The Scotts Company (and its predecessors) are set forth below.

                                                                                                            YEARS WITH
                                                                                                              SCOTTS
                                                                                                             (AND ITS
NAME                                    AGE                     POSITION(S) HELD                           PREDECESSORS)
----                                    ---                     ----------------                           -------------
Charles M. Berger                        63      Chairman of the Board, President                              3
                                                  and Chief Executive Officer

James Hagedorn                           44      President, Scotts North America,                             12
                                                  and a Director

Jean H. Mordo                            54      Group Executive Vice President,                               2
                                                  International

David D. Harrison                        52      Executive Vice President and                           4 months
                                                  Chief Financial Officer

Michael P. Kelty, Ph.D.                  49      Executive Vice President, Technology                         20
                                                  and Operations, Scotts North America

G. Robert Lucas                          56      Executive Vice President, General                             2
                                                  Counsel and Secretary

Laurens J.M. de Kort                     48      Senior Vice President,                                       17
                                                  Zone 4, International

William A. Dittman                       43      Senior Vice President, Consumer                               7
                                                  Growing Media Business Group

Michel J. Farkouh                        43      Senior Vice President,                                        1
                                                  Zone 3, International

John Kenlon                              68      Senior Vice President, Consumer Gardens Group,               39
                                                  and a Director

Nick G. Kirkbride                        40      Senior Vice President,                                        1
                                                  Zone 1, International

Hadia Lefavre                            54      Senior Vice President,                                 9 months
                                                  Human Resources Worldwide

Joseph M. Petite                         49      Senior Vice President,                                       11
                                                  Business Process Development

William R. Radon                         40      Senior Vice President,                                        2
                                                  Information Technology

Christian Ringuet                        48      Senior Vice President,                                       13
                                                  Zone 2, International

James L. Rogula                          65      Senior Vice President,                                        4
                                                  Consumer Ortho Business Group

L. Robert Stohler                        58      Senior Vice President,                                        4
                                                  Consumer Lawns Business Group

Scott C. Todd                            38      Senior Vice President, Professional                          18
                                                  Business Group

Executive officers serve at the discretion of the Board of Directors and in the case of: Mr. Berger, Mr. Hagedorn, Mr. Mordo, Mr. Harrison, Mr. Lucas, Mr. de Kort, Mr. Kenlon, Mr. Kirkbride, Ms. Lefavre and Mr. Ringuet, pursuant to employment agreements.

The business experience of each of the persons listed above during the past five years is as follows:

Mr. Berger was elected Chairman of the Board, President and Chief Executive Officer of Scotts in August 1996. Mr. Berger came to Scotts from H. J. Heinz Company, where, from October 1994 to August 1996, he served as Chairman and Chief Executive Officer of Heinz India Pvt. Ltd. (Bombay). During his 32-year career at Heinz, he also held the positions of

Chairman, President and Chief Executive Officer of Weight Watchers International, a Heinz affiliate; Managing Director and Chief Executive Officer of Heinz-Italy (Milan), the largest Heinz profit center in Europe; General Manager, Marketing, for all Heinz U.S. grocery products; Marketing Director for Heinz UK (London) and Director of Corporate Planning at Heinz World Headquarters. He is also a former director of Stern's Miracle-Gro Products, Inc. ("Miracle-Gro Products"), now known as Scotts Miracle-Gro.

Mr. Hagedorn was named President, Scotts North America, in December 1998. He was previously Executive Vice President, U.S. Business Groups, of Scotts, since October 1996. From May 1995 to October 1996, he served as Senior Vice President, Consumer Gardens Group, of Scotts. He served as Executive Vice President of Scotts Miracle-Gro since May 1995, and Executive Vice President of Miracle-Gro Products from 1989 until May 1995. Mr. Hagedorn is the son of Horace Hagedorn, a director of Scotts.

Mr. Mordo was named Group Executive Vice President, International, of Scotts, in May 1999. He was previously Executive Vice President and Chief Financial Officer of Scotts since January 1997. From 1992 through December 1996, he served as Senior Vice President and Chief Financial Officer of Pratt and Whitney Aircraft, a division of United Technologies Corporation.

Mr. Harrison was named Executive Vice President and Chief Financial Officer of Scotts in August 1999. From August 1996 to August 1999, he was Executive Vice President and Chief Financial Officer for Coltec Industries, Inc., a diversified manufacturer of industrial and aerospace products. From August 1994 to August 1996, he served as Executive Vice President and Chief Financial Officer of Pentair, Inc., a diversified general industrial manufacturing company.

Dr. Kelty was named Executive Vice President, Technology and Operations, of Scotts, in February 1999. He was previously Senior Vice President, Professional Business Group, of Scotts, since July 1995. Dr. Kelty had been Senior Vice President, Technology and Operations, of Scotts from March 1994 to July 1995.

Mr. Lucas was named Executive Vice President, General Counsel and Secretary of Scotts in February 1999. He was previously Senior Vice President, General Counsel and Secretary of Scotts, since May 1997. From 1990 until the time he joined Scotts, Mr. Lucas was a partner with the law firm Vorys, Sater, Seymour and Pease LLP ("VSSP"). From 1993 to the time he joined Scotts, he was the lead outside counsel at VSSP representing Scotts. Mr. Lucas is a director of Bob Evans Farms, Inc.

Mr. de Kort was named Senior Vice President, Zone 4, International, of Scotts, in May 1999, having been Vice President, Scotts Europe, Middle East, Africa, since July 1994. Mr. de Kort is employed by Scotts Europe B.V., a wholly-owned subsidiary of Scotts.

Mr. Dittman was named Senior Vice President, Consumer Growing Media Business Group, of Scotts, in April 1998. From December 1996 to April 1998, he was Senior Vice President of Sales, Marketing and Advertising of the Consumer Gardens Group of Scotts. From 1992 to December 1996, he was Vice President of Sales, Miracle-Gro Products.

Mr. Farkouh was named Senior Vice President, Zone 3, International, of Scotts, in May 1999, having joined Scotts France SAS in January 1999. From January 1997 to the time he joined Scotts, he was Vice President, Worldwide Lawn and Garden Category Manager, of Monsanto. From 1991 to January 1997, he was General Manager, Lawn and Garden Europe, of Monsanto.

Mr. Kenlon was named Senior Vice President, Consumer Gardens Group, of Scotts, in May 1999, a change to make titles uniform within the Scotts' executive team. He was previously President, Consumer Gardens Group, of Scotts from December 1996 until May 1999. He was previously Chief Operating Officer and President of Scotts Miracle-Gro, since May 1995. Mr. Kenlon was the President of Miracle-Gro Products from 1985 until May 1995. Mr. Kenlon began his association with the Miracle-Gro companies in 1960. It is expected that Mr. Kenlon will resign from his offices with Scotts, effective December 31, 1999, but he will remain a member of the Board of Directors.

Mr. Kirkbride was named Senior Vice President, Zone 1, International, of Scotts, in May 1999, having joined The Scotts Company (UK) Ltd. in December 1998. From January 1995 to the time he joined Scotts, he was Managing Director of The Virgin Cola Company, a privately-held soft drink company.

Ms. Lefavre joined Scotts as Senior Vice President, Human Resources Worldwide, in March 1999. From October 1995 to October 1998, she served as Senior Vice President, Human Resources Worldwide, at Rhone-Poulenc Rorer Inc., a pharmaceutical company, based in Pennsylvania. From April 1994 to October 1995, she was Vice President, Executive Management, of Bull, a computer company based in Paris, France. She served as Vice President of Human Resources and Communications, Worldwide Manufacturing, of Bull, from April 1993 to April 1994.

Mr. Petite was named Senior Vice President, Business Process Development, of Scotts, in February 1998. He served as Senior Vice President, Consumer Growing Media Business Group, of Scotts from December 1996 to February 1998. From July 1996 to December 1996, he served as Vice President, Consumer Growing Media Business Group, of Scotts. From November 1995 to July 1996, Mr. Petite served as Vice President, Strategic Planning of Scotts. From 1989 to November 1995, he was Vice President of Marketing, Consumer Business Group, of Scotts.

Mr. Radon joined Scotts in February 1998, as Senior Vice President, Information Technology. From September 1995 to the time he joined Scotts, Mr. Radon was Vice President, Chief Information Officer at Lamson & Sessions, a manufacturer and distributor of plastic pipe, conduit and consumer electrical devices. From 1984 to September 1995, he was a management consultant at Ernst & Young.

Mr. Ringuet joined Scotts France SAS in October 1998 as Senior Vice President, Zone 2, International. He was Managing Director of Rhone-Poulenc Jardin, from March 1995 through September 1998. From 1986 to March 1995, he was Marketing and Sales Manager of Rhone-Poulenc Jardin.

Mr. Rogula was named Senior Vice President, Consumer Ortho Business Group, of Scotts, in October 1998. Prior thereto, he had been Senior Vice President, Consumer Lawns Group, of Scotts since October 1996. He served as Senior Vice President, Consumer Business Group, of Scotts from January 1995 to October 1996. From 1990 until the time he joined Scotts, he was President of The American Candy Company, a producer of non-chocolate candies. He is also a former director of Miracle-Gro Products.

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

Mr. Todd was named Senior Vice President, Professional Business Group, of Scotts, in February 1999. From November 1995 to January 1999, he was Vice President, Horticulture, of Scotts. From 1992 to October 1995, he was General Manager, Horticulture, of Scotts.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common shares of The Scotts Company trade on the New York Stock Exchange under the symbol "SMG".

                                                SALES PRICES
                                                ------------
                              HIGH                                     LOW
                              ----                                     ---
FISCAL 1998
1st quarter                   $31  1/16                                $26  1/4
2nd quarter                    35  1/2                                  29  7/16
3rd quarter                    38                                       32  1/2
4th quarter                    41  3/8                                  26  3/8

FISCAL 1999
1st quarter                   $36  3/16                                $26  5/8
2nd quarter                    39  3/4                                  32  3/8
3rd quarter                    47  5/8                                  38  1/2
4th quarter                    46  3/8                                  34  5/8

Scotts has not paid dividends on the common shares in the past and does not presently plan to pay dividends on the common shares. It is presently anticipated that earnings will be retained and reinvested to support the growth of Scotts' business. The payment of any future dividends on common shares will be determined by the Board of Directors of Scotts in light of conditions then existing, including Scotts' earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors.

As of December 1, 1999, Scotts estimates there were approximately 8,500 shareholders including holders of record and Scotts' estimate of beneficial holders.

On April 27, 1999, John Kenlon converted 571 shares of Scotts' Class A Convertible Preferred Stock into 30,051 common shares in accordance with the terms of Section 6 of Article FOURTH of Scotts' Amended Articles of Incorporation. On August 30, 1999, Hagedorn Partnership, L.P. converted 3,135 shares of Class A Convertible Preferred Stock into 164,995 common shares.

Effective October 1, 1999, John Kenlon, Hagedorn Partnership, L.P. and Horace Hagedorn converted the remainder of their shares of Convertible Preferred Stock into 10,068,104 common shares. In exchange for this early conversion, those shareholders received an aggregate amount of approximately $6.4 million, representing the amount of the dividends on the Convertible Preferred Stock that would have otherwise been payable through May 2000.

The common shares issued upon conversion of the Convertible Preferred Stock were issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY

FOR THE FISCAL YEAR ENDED SEPTEMBER 30,
(IN MILLIONS EXCEPT PER SHARE AMOUNTS)                           1999(4)      1998(3)     1997(2)      1996      1995(1)
--------------------------------------                           -------      -------     -------      ----      -------
OPERATING RESULTS:
  Sales                                                          $1,648.3    $1,113.0      $899.3      $750.4      $731.1
  Gross profit                                                   $  659.2    $  398.0      $325.7      $238.0      $232.3
  Income from operations (5)                                     $  196.1    $   94.1      $ 94.8      $ 26.3      $ 60.9
  Income (loss) before extraordinary items                       $   69.1    $   37.0      $ 39.5      $ (2.5)     $ 22.4
  Income (loss) applicable to common
    shareholders                                                 $   53.5    $   26.5      $ 29.7      $(12.3)     $ 18.8
  Depreciation and amortization                                  $   60.2    $   37.8      $ 30.4      $ 29.3      $ 25.7
FINANCIAL POSITION:
  Working capital (6)                                            $  274.8    $  135.3      $146.5      $181.1      $227.0
  Investments in property, plant and equipment                   $   66.7    $   41.3      $ 28.6      $ 18.2      $ 23.6
  Property, plant and equipment, net                             $  259.4    $  197.0      $146.1      $139.5      $148.8
  Total assets                                                   $1,769.6    $1,035.2      $787.6      $731.7      $809.0
  Total debt                                                     $  950.0    $  372.5      $221.3      $225.3      $272.5
  Total shareholders' equity                                     $  443.3    $  403.9      $389.2      $364.3      $380.8
CASH FLOWS:
  Cash flows from operating activities                           $   78.2    $   71.0      $121.1      $ 82.3      $  4.5
  Cash flows from investing activities                           $ (571.6)   $ (192.1)     $(72.5)     $(17.4)     $ (6.7)
  Cash flows from financing activities                           $  513.9    $  118.4      $(46.2)     $(61.1)     $ (2.7)
RATIOS:
  Operating margin                                                   11.9%        8.5%       10.5%        3.5%        8.3%
  Current ratio                                                       1.7         1.6         2.1         2.6         2.8
  Total debt to total book capitalization                            68.2%       48.0%       36.2%       38.2%       41.7%
  Return on average shareholders' equity                             14.9%        9.2%       10.5%       (0.7)%       8.2%
PER SHARE DATA:
  Basic earnings (loss) per common share
    before extraordinary items                                   $    3.25   $    1.46     $  1.60     $ (0.65)     $ 1.01
  Basic earnings (loss) per common share                         $    2.93   $    1.42     $  1.60     $ (0.65)     $ 0.99
  Diluted earnings (loss) per common share
    before extraordinary items                                   $    2.27   $    1.22     $  1.35     $ (0.65)     $ 0.99
  Diluted earnings (loss) per common share                       $    2.08   $    1.20     $  1.35     $ (0.65)     $ 0.99
  Shareholders' equity                                           $   14.10   $   12.82     $ 12.19     $ 11.44      $11.92
  Price to diluted earnings per share,
    end of period                                                    16.6        25.5        19.4        nm          22.4
  Stock price at year-end                                        $   34.63   $   30.63     $ 26.25     $ 19.25      $22.13
  Stock price range - High                                       $   47.63   $   41.38     $ 30.56     $ 21.88      $23.88
                      Low                                        $   26.63   $   26.25     $ 17.75     $ 16.13      $14.75
OTHER:
  EBITDA (7)                                                     $  256.3    $  131.9      $125.2      $ 55.6      $ 86.6
  EBITDA margin                                                      15.5%       11.9%       13.9%        7.4%       11.8%
  Interest coverage (EBITDA/interest expense)                         3.2         4.1         5.0         2.2         3.5
  Average common shares outstanding                                  18.3        18.7        18.6        18.8        18.7
  Common shares used in diluted earnings
    (loss) per common share calculation                              30.5        30.3        29.3        18.8        22.6
  Preferred stock dividends                                      $    9.7    $    9.8      $  9.8      $  9.8      $  3.6

NOTE: Prior year presentations have been changed to conform to fiscal 1999 presentation; these changes did not impact net income.

(1)      Includes Scotts Miracle-Gro Products, Inc. from May 1995.

(2) Includes Miracle Holdings Limited (nka The Scotts Company (UK) Ltd.) from January 1997.

(3) Includes Levington Group Limited (nka The Scotts Company (UK) Ltd.) from December 1997 and EarthGro, Inc. from February 1998.

(4) Includes Rhone-Poulenc Jardin (nka Scotts France SAS) from October 1998, Asef Holdings BV from December 1998 and the non-Roundup ("Ortho") business from January 1999.

(5) Operating income for fiscal 1998 and 1996 includes $20.4 million and $17.7 million of restructuring and other charges, respectively.

(6) Working capital is defined as total current assets less total current liabilities.

(7) EBITDA is defined as income from operations, plus depreciation and amortization. We believe that EBITDA provides additional information for determining our ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient to meet cash requirements.

nm       Not meaningful

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Scotts is a leading manufacturer and marketer of consumer branded products for lawn and garden care, professional turf care and professional horticulture businesses in the United States and Europe. Our operations are divided into three business segments: North American Consumer, Professional and International. The North American Consumer segment includes the Lawns, Gardens, Growing Media and Ortho business groups.

As a leading consumer branded lawn and garden company, we focus on our consumer marketing efforts, including advertising and consumer research, to create demand to pull product through the retail distribution channels. During fiscal 1999, we spent $189.0 million on advertising and promotional activities, which is a significant increase over fiscal 1998 spending levels. We have applied this consumer marketing focus over the past several years, and we believe that Scotts continues to receive a significant return on these increased marketing expenditures. For example, sales in our Consumer Lawns business group increased 24.9% from fiscal 1998 to fiscal 1999, after having increased 12.9% from fiscal 1997 to fiscal 1998. We believe that this dramatic sales growth resulted primarily from our increased consumer-oriented marketing efforts. We expect that we will continue to focus our marketing efforts toward the consumer and to increase consumer marketing expenditures in the future to drive market share and sales growth.

Scotts' sales are seasonal in nature and are susceptible to global weather conditions, primarily in North America and Europe. For instance, periods of wet weather can slow fertilizer sales but can create increased demand for pesticides. Periods of dry, hot weather can have the opposite effect on fertilizer and pesticide sales. We believe that our recent acquisitions diversify both our product line risk and geographic risk to weather conditions.

On September 30, 1998, Scotts entered into a long-term marketing agreement with Monsanto for its consumer Roundup(R) herbicide products. Under the marketing agreement, Scotts and Monsanto will jointly develop global consumer and trade-marketing programs for Roundup(R) and Scotts has assumed responsibility for sales support, merchandising, distribution, logistics and certain administrative functions. In addition, in January 1999 Scotts purchased from Monsanto the assets of its worldwide consumer lawn and garden businesses, exclusive of the Roundup(R) business, for $300 million plus an amount for normalized working capital. These transactions with Monsanto further our strategic objective of significantly enhancing our position in the pesticides segment of the consumer lawn and garden category. These businesses make up the Ortho business group within the North American Consumer segment.

We believe that these transactions provide us with several strategic benefits including immediate market penetration, geographic expansion, brand leveraging opportunities and the achievement of substantial cost savings. With the Ortho acquisition, we are currently a leader by market share in all five segments of the consumer lawn and garden category: lawn fertilizer, garden fertilizer, growing media, grass seeds and pesticides. We believe that we are now positioned as the only national company with a complete offering of consumer products.

The addition of strong pesticide brands completes our product portfolio of powerful branded consumer lawn and garden products that should provide Scotts with brand leveraging opportunities for revenue growth. For example, our strengthened market position should create category management opportunities to enhance shelf positioning, consumer communication, trade incentives and trade programs. In addition, significant synergies have been and should continue to be realized from the combined businesses, including reductions in general and administrative, sales, distribution, purchasing, research and development and corporate overhead costs. We have redirected, and expect to continue to redirect, a portion of these cost savings into increased consumer marketing spending to support the Ortho(R) brand.

Over the past several years, we have made several other acquisitions to strengthen our global market position in the lawn and garden category. In October 1998, we purchased Rhone-Poulenc Jardin, a leading European lawn and garden business, from Rhone-Poulenc for approximately $170 million. This acquisition provides a significant addition to our existing European platform and strengthens our foothold in the continental European consumer lawn and garden market. Through this acquisition, we have established a strong presence in France, Germany, Austria and the Benelux countries. This acquisition may also mitigate, to a certain extent, our susceptibility to weather conditions by expanding the regions in which we operate.

In December 1998, we acquired Asef Holdings B.V., a privately-held Netherlands-based lawn and garden products company. In February 1998, we acquired EarthGro, Inc., a Northeastern U.S. growing media producer. In December 1997, we acquired Levington Group Limited, a leading producer of consumer and professional lawn fertilizer and growing media in the United Kingdom. In January 1997, we acquired the approximate two-thirds interest in Miracle Holdings Limited which the Company did not already own. Miracle Holdings owns Miracle Garden Care Limited, a manufacturer and distributor of lawn and garden products in the United Kingdom. These acquisitions are consistent with our stated objective of becoming the world's foremost branded lawn and garden company.

The following discussion and analysis of our consolidated results of operations and financial position should be read in conjunction with our Consolidated Financial Statements included elsewhere in this report. Dollars are in millions except per share data.

RESULTS OF OPERATIONS

The following table sets forth the components of income and expense as a percentage of sales for the three years ended September 30, 1999:

                                                                                         FISCAL YEAR ENDED
                                                                                           SEPTEMBER 30,
                                                                              1999             1998              1997
                                                                              ----             ----              ----
Sales                                                                         100.0%           100.0%            100.0%
Cost of sales                                                                  60.0             64.2              63.8
                                                                              -----            -----             -----
Gross profit                                                                   40.0             35.8              36.2
Commission earned from agency agreement                                         1.8               -                 -
Advertising and promotion                                                      11.5              9.4               9.3
Selling, general and administrative                                            17.1             15.2              14.6
Amortization of goodwill and other intangibles                                  1.5              1.2               1.1
Restructuring and other charges                                                  -               1.4                -
Other (income) expense, net                                                    (0.2)             0.1               0.6
                                                                              -----            -----             -----
Income from operations                                                         11.9              8.5              10.5
Interest expense                                                                4.8              2.9               2.8
                                                                              -----            -----             -----
Income before income taxes                                                      7.1              5.6               7.7
Income taxes                                                                    2.9              2.2               3.3
                                                                              -----            -----             -----
Income before extraordinary items                                               4.2              3.4               4.4
Extraordinary loss on extinguishment of debt                                    0.4              0.1                -
                                                                              -----            -----              -----
Net income                                                                      3.8              3.3               4.4
Preferred stock dividends                                                       0.6              0.9               1.1
                                                                              -----            -----             -----
Income applicable to common shareholders                                        3.2%             2.4%              3.3%
                                                                              =====            =====             =====

The following table sets forth sales by business segment for the three years ended September 30, 1999:


                                                                              1999             1998              1997
                                                                              ----             ----              ----
North American Consumer:
  Lawns                                                                     $  461.0          $369.1            $309.6
  Gardens                                                                      147.4           133.0             127.0
  Growing Media                                                                264.3           231.6             182.6
  Ortho                                                                        224.3               -                 -
                                                                            --------         --------            ------
    Total                                                                    1,097.0           733.7             619.2
Professional                                                                   159.4           179.4             165.5
International                                                                  391.9           199.9             114.6
                                                                            --------        --------            ------
Consolidated                                                                $1,648.3        $1,113.0            $899.3


FISCAL 1999 COMPARED TO FISCAL 1998

Sales for fiscal 1999 were $1.65 billion, an increase of 48.1% over fiscal 1998 sales of $1.1 billion. On a pro forma basis, assuming that the Ortho, Rhone-Poulenc Jardin, Levington and EarthGro acquisitions had occurred on October 1, 1997, pro forma sales for fiscal 1999 were $1.68 billion, an 11% increase over fiscal 1998 pro forma sales of $1.5 billion. As discussed below, the increase in sales on a pro forma basis was primarily driven by exceptional growth in the Consumer Lawns business group and strong revenue growth within the Consumer Gardens and Growing Media business groups.

North American Consumer segment sales were $1.1 billion in fiscal 1999, an increase of nearly 50% over fiscal 1998 sales of $734 million and an increase of 16% over fiscal 1998 on a pro forma basis. Sales in the Consumer Lawns business group within this segment were $461.0 million in fiscal 1999, a 25% increase over fiscal 1998 sales of $369.1 million. The continued dramatic revenue growth in the Consumer Lawns business group is being driven by increases in consumer-oriented marketing efforts such as advertising, consumer research and packaging improvements, which have increased category growth and market share. Sales in the Consumer Gardens business group increased 11% to $147.4 million in fiscal 1999 due to several successful new product introductions and the extension of the advertising season for All-Purpose Miracle Gro(R). Sales in the Growing Media business group increased 14% to $264.3 million, or 11% on a pro forma basis. Significantly higher levels of advertising and promotional spending drove this revenue growth which resulted in increased sales for value-added potting soils in particular. Sales in the Ortho business group were $224.3 million in fiscal 1999 which is an increase of 10% on a pro forma basis.

Professional segment sales were $159.4 million in fiscal 1999, a decrease of 11% from fiscal 1998. The Professional segment consists of two businesses: the ProTurf(R) business which provides turf care products to golf courses, athletic fields, and related facilities; and the Horticulture business which provides plant care products to professional nurseries and growers. The decrease in fiscal 1999 sales in this segment was reflected in the ProTurf(R) business, which changed its distribution model earlier in the year, electing to market and deliver products through distributors rather than directly to customers. Short-term interruptions associated with this change and the discontinuance of certain commodity products resulted in lower sales volumes in fiscal 1999.

International segment sales increased to $391.9 million in fiscal 1999 compared to $199.9 million in fiscal 1998, primarily the result of the Rhone-Poulenc Jardin and Asef acquisitions in fiscal 1999. The increase in sales on a pro forma basis was 9% which was primarily due to revenue growth in the European Professional and Rhone-Poulenc Jardin businesses, partially offset by sales declines in the U.K. consumer business caused by supply chain interruptions resulting from the integration of the recently acquired businesses. Excluding the effects of foreign currency translation, pro forma sales in fiscal 1999 would have been 10% higher than fiscal 1998.

Selling price changes did not have a material impact on Scotts' results of operations for fiscal 1999.

Gross profit increased to $659.2 million in fiscal 1999 compared to $398.0 million in fiscal 1998. On a pro forma basis, gross profit in fiscal 1999 was $671.1 million, or 40% of sales, compared to $569.2 million in fiscal 1998, or 38% of sales. The increase in gross profit as a percentage of sales was driven by improved raw material costs and improved manufacturing efficiencies from higher volumes in fiscal 1999. Fiscal 1998 gross profit also reflected the following charges: restructuring and other charges of $2.9 million as discussed below; start-up costs of $1.4 million associated with the upgrade of certain domestic manufacturing facilities; demolition costs of $1.4 million associated with the removal of certain old manufacturing facilities; unplanned production outsourcing costs of $2.8 million; the loss of a composting contract of $1.0 million; and unfavorable inventory adjustments of $0.8 million.

The "commission earned from agency agreement" in fiscal 1999 of $30.3 million was generated from our marketing agreement with Monsanto for exclusive international marketing and agency rights to Monsanto's consumer Roundup(R) herbicide products. The commission earned under the agreement is based on EBIT (as defined by the agreement) generated annually, net of an annual fixed contribution payment, by the global Roundup(R) business.

Advertising and promotion expenses for fiscal 1999 were $189.0 million, an increase of $84.6 million over fiscal 1998 advertising and promotion expenses of $104.4 million. The recently acquired Ortho and Rhone-Poulenc Jardin businesses contributed $30.7 million and $20.5 million, respectively, to this increase. The remaining increase reflects continued emphasis on building consumer demand through consumer-oriented marketing efforts, and is highlighted by 28%, 26% and 64% increases in advertising and promotional spending in the Consumer Lawns, Consumer Gardens and Consumer Growing Media businesses, respectively. As a percentage of sales, advertising and promotion expenses increased to 11% in fiscal 1999 from 9% in fiscal 1998.

Selling, general and administrative expenses were $281.2 million in fiscal 1999, an increase of $111.3 million over fiscal 1998 selling, general and administrative expenses of $169.9 million. The recently acquired Ortho and Rhone-Poulenc Jardin businesses contributed $30.2 million and $37.3 million, respectively, to this increase. The significant components of the remaining $43.8 million increase in selling, general and administrative expenses are: additional information systems expenses of $0.5 million for year 2000 remediation and $5.6 million for enterprise system implementation efforts; increased bad debt expenses of $4.6 million, primarily resulting from the bankruptcy of Hechinger; increased marketing, selling and administrative costs within the Consumer Lawns, Consumer Gardens, and Consumer Growing Media businesses of $8.7 million to support higher sales volumes; costs of $2.5 million associated with changes in distribution arrangements in France; costs to integrate the Ortho business of $8.4 million; increased research and development spending of $6.9 million, largely in support of the acquired Ortho business; and increased legal and environmental charges of $2.7 million, primarily for costs associated with the environmental matter at our Marysville site.

Amortization of goodwill and other intangibles increased to $25.4 million in fiscal 1999 compared to $12.9 million in fiscal 1998 due to additional intangibles resulting from the Ortho, Rhone-Poulenc Jardin and Asef acquisitions.

Restructuring and other charges in fiscal 1999 were $1.4 million, which represents severance costs associated with the change in distribution methods within the ProTurf(R) business of the Professional segment. In connection with this restructuring, approximately 60 in-house sales associates were terminated in fiscal 1999. Approximately $1.1 million of severance payments have been made to these former associates during fiscal 1999; the remaining $0.3 million is expected to be paid in fiscal 2000. Restructuring and other charges in fiscal 1998 were $20.4 million, $15.4 million of which is identified separately within operating expenses, $2.9 million of which is included in cost of sales and $2.1 million of which is included in selling, general and administrative expenses. See "Fiscal 1998 Compared to Fiscal 1997" below for further discussion of these restructuring and other charges.

Other income/expense for fiscal 1999 was income of $3.6 million compared to $1.3 million of expense for fiscal 1998. Other income in fiscal 1999 represents royalties received under license agreements for the use of some of our trademarks. Other expenses in fiscal 1998 represent losses on the sale of fixed assets and foreign currency, partially offset by royalty income described above. Legal and environmental provisions of $5.4 million and $2.7 million for fiscal 1999 and 1998, respectively, have been reclassified from other income/expense to selling, general and administrative expenses.

Income from operations for fiscal 1999 was $196.1 million compared to $94.1 million for fiscal 1998, primarily due to operating income realized from the Ortho and Rhone-Poulenc Jardin businesses and significant improvements in the Consumer Lawns and Growing Media businesses, partially offset by increased selling, general and administrative and amortization expenses described above.

Interest expense for fiscal 1999 was $79.1 million, an increase of $46.9 million over fiscal 1998 interest expense of $32.2 million. The increase in interest expense was due to increased borrowings to fund the Ortho, Rhone-Poulenc Jardin and Asef acquisitions and higher working capital levels to support the growth of the businesses.

Income tax expense for fiscal 1999 was $47.9 million compared to $24.9 million in fiscal 1998. Our effective tax rate was 41.0% in fiscal 1999 compared to 40.3% in fiscal 1998. The increase in the effective tax rate was primarily due to a reduction in foreign dividends remitted which provided excess foreign tax credits in fiscal 1998.

As discussed below in "Liquidity and Capital Resources", in conjunction with the Ortho acquisition, in January 1999 we completed an offering of $330 million of 8 5/8% Senior Subordinated Notes due 2009. The net proceeds from this offering, together with borrowings under our bank facility, were used to fund the Ortho acquisition and repurchase our outstanding $100 million 9 7/8% Senior Subordinated Notes due August 2004. We recorded an extraordinary loss on the extinguishment of the 9 7/8% notes of $9.3 million, including a call premium of $7.2 million and the write-off of unamortized issuance costs and discounts of $2.1 million.

We reported net income of $63.2 million for fiscal 1999, or $2.08 per share on a diluted basis, compared to $36.3 million for fiscal 1998, or $1.20 per share on a diluted basis. Excluding the impact of the extraordinary loss discussed above, earnings per share for fiscal 1999 were $2.27 on a diluted basis. Excluding the impact of restructuring and other charges taken in fiscal 1998 as well as an extraordinary loss on early extinguishment of debt, earnings per share for fiscal 1998 were $1.62 on a diluted basis. The significant increase in diluted earnings per share reflects the tremendous revenue growth being experienced by many of our consumer businesses, the commission earned under the Roundup(R) marketing agreement and the accretion of the Ortho and Rhone-Poulenc Jardin businesses to earnings.

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

North American Consumer segment sales were $733.7 million in fiscal 1998, an increase of $114.5 million, or 18.5%, over fiscal 1997 sales of $619.2 million. Sales in the Consumer Lawns business group within this segment increased $59.5 million, or 19.2%, from fiscal 1997 to fiscal 1998, reflecting significant volume growth year to year in our Turf Builder(R) line of products driven by increased consumer-oriented marketing efforts. Sales in the Consumer Gardens and Consumer Growing Media business groups increased $6.0 million, or 4.7%, and $49.0 million, or 26.8%, respectively, from fiscal 1997 to fiscal 1998. The increase in the Consumer Growing Media business group was primarily the result of the EarthGro acquisition made earlier in fiscal 1998. The increase in sales for the Consumer Gardens business group was driven primarily by strong volume, particularly in the Osmocote(R) and Miracle-Gro(R) product lines, which we believe was due to increased advertising. Increases were also due to the introduction of certain new products. On a pro forma basis, including the EarthGro acquisition, sales in the Consumer Growing Media business group increased 4.4% from fiscal 1997 to fiscal 1998. More importantly, we made a strategic decision to emphasize sales of higher margin, value-added products and to deemphasize sales of lower margin landscape products. Selling price changes did not have a material impact in the North American Consumer segment in fiscal 1998.

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

Gross profit increased to $398.0 million in fiscal 1998, an increase of 22.2% over fiscal 1997 gross profit of $325.7 million. As a percentage of sales, gross profit was 35.7% of sales for fiscal 1998, compared to 36.2% of sales for fiscal 1997. Fiscal 1998 gross profit reflects a charge of $2.9 million, or 0.3% of fiscal 1998 sales, for restructuring and other charges as discussed below. Also impacting fiscal 1998 gross margins were start-up costs of $1.1 million associated with the upgrade of certain domestic manufacturing facilities, demolition costs of $1.4 million associated with the removal of certain old manufacturing facilities, unplanned production outsourcing costs of $2.7 million, the loss of a composting contract of $0.6 million and unfavorable inventory adjustments of $0.8 million. The aggregate impact of these items, approximately $8.0 million, was offset by favorable raw material pricing of approximately $8.0 million.

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

Selling, general and administrative expenses in fiscal 1998 were $167.2 million, an increase of $36.7 million, or 28.1%, over selling, general and administrative expenses in fiscal 1997 of $130.5 million. As a percentage of sales, selling, general and administrative expenses were 15.0% for fiscal 1998, compared to 14.5% for fiscal

1997. On a pro forma basis, including the Levington and EarthGro acquisitions, selling, general and administration expenses increased 13.1% from fiscal 1997 to fiscal 1998. The increase in selling, general and administrative expenses was due to several factors: the assumption of selling, marketing, research and development and administrative functions related to acquired businesses; information systems expenses of $1.9 million for Year 2000 compliance and $1.2 million for the enterprise system implementation efforts, as well as an increase in information systems spending to support the new initiatives and additional businesses; a $2.1 million charge for costs to integrate the acquired Levington business as discussed below; and increased legal and environmental charges of $1.6 million, primarily for additions to the reserve for environmental matters.

Amortization of goodwill and other intangibles increased to $12.9 million in fiscal 1998, compared to $10.2 million in fiscal 1997, as a result of the Levington and EarthGro acquisitions during the year.

Restructuring and other charges in fiscal 1998 were $20.4 million, $15.4 million of which is identified separately within operating expenses, $2.9 million of which is included in cost of sales and $2.1 million of which is included in selling, general and administrative expenses. These charges were primarily associated with three restructuring activities: (1) the consolidation of our two U.K. operations into one lower-cost business; (2) the closure of nine composting operations in the U.S. that collect yard and compost waste for certain municipalities; and (3) the sale or closure of certain other U.S. plants or businesses.

The charge for consolidation of our U.K. operations was $6.0 million and consisted of:

- $0.9 million to write-off the remaining carrying value of certain property and equipment. In connection with the integration of the Miracle Garden Care and Levington businesses, management elected to move certain production lines from a Miracle Garden Care facility in Howden to a Levington facility in Bramford. As a result, certain production equipment at the Howden facility will no longer be utilized. In addition, certain computer hardware and software equipment previously used by the Miracle Garden Care business would no longer be utilized as a result of electing to use acquired information systems of the Levington business. We ceased utilization of the production and computer equipment in the fourth quarter of 1998. The assets written-off had nominal value and were scrapped or abandoned.

- $2.1 million to write-off packaging materials rendered obsolete as a result of new packaging design and to provide for costs incurred in 1998 to relaunch products under a single branding strategy. The charges associated with these actions were $0.8 million and $1.3 million, respectively.

- $1.4 million of severance costs associated with the termination of 25 employees made redundant by the integration of the two U.K. businesses. As of September 30, 1998, six employees had been terminated. The remaining employees were terminated in fiscal 1999. All severance costs accrued at September 30, 1998 have been paid (except for an adjustment of $0.3 million for over accrual).

- $0.6 million write-off of inventory rendered obsolete by the integration activities and $0.8 million costs incurred in fiscal 1998 for other integration-related costs.

The charge for closure of nine of our composting operations was $9.3 million and consisted of:

- $4.5 million for costs to be incurred under contractual commitments for which no future revenues will be realized. These costs are associated with the final processing of remaining compost materials, as required, through the end of the operating contract with the applicable municipality but after the time which revenue-producing activities cease. Six of the composting sites have operating contracts that ended in fiscal 1999 for which $2.9 million was accrued; the operating contracts for the three remaining sites will expire in fiscal 2000 for which $1.6 million was accrued.

- $3.2 million to write-down to estimated fair value certain machinery and equipment in accordance with SFAS No. 121 for assets held for use. Depreciation continues to be recognized during the revenue-producing periods. Fixed assets at facilities that have ceased operations have been abandoned or scrapped.

- $1.1 million to write-off inventory which must be disposed of as a result of closing the various composting sites. Such inventory must be removed from the applicable sites and has only nominal value.

- $0.5 million for remaining lease obligations after revenue-producing activities cease on certain machinery and equipment at the sites.

The composting facilities being closed as part of these restructuring initiatives incurred losses of approximately $3.0 million and $2.0 million during fiscal 1998 and fiscal 1997, respectively, which were included in our consolidated results of operations for those years.

The charge for sale or closure of certain other U.S. plants or businesses was $5.1 million and consisted of:

- $4.5 million to write-down to estimated net realizable value the assets associated with our AgrEvo pesticides business acquired in fiscal 1998. We elected to divest these assets in order to avoid potential trade conflicts associated with our purchase of the Ortho business and the signing of the marketing agreement for consumer Roundup(R) products. The AgrEvo business incurred an operating loss of $0.8 million in 1998 and $0.5 million in 1999 before being sold in February 1999.

- $0.6 million to write-off and close a single growing media production facility that was deemed to be redundant after the purchase of the EarthGro business in February 1998. The closure of the facility was completed in September 1998.

Other expenses for fiscal 1998 were $4.0 million, compared to $6.3 million in fiscal 1997. The decrease was primarily due to a reduction in charges provided for the disposal of assets and an increase in royalty income from licensing arrangements for some of our brand names, partially offset by increased foreign currency losses and legal and environmental provisions.

During fiscal 1997, we recorded charges of $6.0 million to write-down certain long-lived assets to their estimated fair value. The components of these charges were as follows:

- A charge of $2.2 million to write-down the carrying value of our peat harvesting facility in Lafayette, New Jersey. Operations at this facility were discontinued at the order of the Philadelphia District of the U.S. Army Corps of Engineers in July 1990. While proceedings with the government are on-going, we do not expect to resume operations at this site. The charge reduced the carrying amount for this facility to its estimated fair value based on appraisal.

- A charge of $1.6 million to write-off the carrying value of certain paper packaging equipment that was rendered obsolete by management's decision to convert to plastic packaging. The equipment was considered to have only nominal value and has subsequently been abandoned or scrapped.

- A charge of $0.9 million to write-down the carrying value of our water-soluble fertilizer plant in Allentown, Pennsylvania. In fiscal 1997, management determined that the production capacity at this plant was unnecessary after completing the merger with Miracle-Gro in fiscal 1995. The Allentown facility was sold in July 1997.

- A charge of $0.7 million to write-off certain spreader molding equipment that was considered obsolete. In fiscal 1997, management elected to upgrade the production line at its spreader manufacturing facility in Carlsbad, California. In connection with this change, certain production equipment was unusable and was scrapped.

- A charge of $0.6 million to write-off software costs that had been deferred under an enterprise-wide applications systems implementation project. In fiscal 1997, management elected to change the software platform that would be used for this project. Costs that had been deferred while configuring and installing the previous software were determined to have no future benefit and were written-off.

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

Income tax expense was $24.9 million for fiscal 1998, a 17.3% decrease from income tax expense for fiscal 1997. Our effective tax rate decreased to 40.3% in fiscal 1998 from 43.2% in fiscal 1997 as a result of favorable tax planning strategies.

In February 1998, we secured a new revolving credit facility to replace our then existing credit facility. Write-off of deferred financing costs associated with the then existing credit facility resulted in an extraordinary loss, net of income taxes, on the early extinguishment of debt of $0.7 million.

We reported net income of $36.3 million for fiscal 1998, or $1.20 per common share on a diluted basis, compared to net income of $39.5 million for fiscal 1997, or $1.35 per common share on a diluted basis. Excluding the impact of the restructuring and other charges and extraordinary loss discussed above, we earned net income of $1.62 per share on a diluted basis, a 20% increase over fiscal 1997. This increase reflects the impact of strong sales volumes during fiscal 1998 as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $78.2 million, $71.0 million and $121.1 million in fiscal 1999, 1998 and 1997, respectively. The decrease in cash provided from operations for fiscal 1999 and fiscal 1998 compared to fiscal 1997 was primarily due to increased working capital levels in fiscal 1999 and fiscal 1998 to support increased sales revenues. The fiscal 1997 improvement compared to fiscal 1996 was driven by higher earnings and improved working capital management. The seasonal nature of our sales results in a significant increase in working capital (primarily accounts receivable and inventory) during the first half of the fiscal year, with the third quarter being a significant cash collection period.

Cash used in investing activities was $571.6 million, $192.1 million and $72.5 million in fiscal 1999, 1998 and 1997, respectively. The increase in cash used in investing activities in fiscal 1999 and fiscal 1998 was due to the cost of businesses acquired during those years and increases in capital expenditures to install our new enterprise-wide applications information system (see discussion below) and to upgrade some of our manufacturing facilities to more technologically advanced production capabilities. Our new credit facilities restrict annual capital investments to $70.0 million.

Financing activities generated cash of $513.9 million and $118.4 million in fiscal 1999 and 1998, respectively, and used cash of $46.2 million in fiscal 1997. Cash generated in fiscal 1999 was generally used to fund our acquisitions during fiscal 1999, to repay our then existing credit facility and Senior Subordinated Notes, and to fund increased working capital levels. Cash generated in fiscal 1998 was generally provided by our credit facilities in order to provide funds for the acquisitions during the year. The lower level of debt repayment in fiscal 1997 reflects the usage of higher operating cash flows to support the additional investment in Miracle Garden and higher net capital investments.

Total debt as of September 30, 1999 was $950.0 million compared to $372.5 million at September 30, 1998. The increase in debt year to year was primarily due to borrowings to fund the Ortho, Rhone-Poulenc Jardin and Asef acquisitions and higher working capital levels to support the growth of the business.

Shareholders' equity as of September 30, 1999 was $443.3 million, a $39.4 million increase compared to September 30, 1998. This increase was primarily attributable to net income of $63.2 million, offset by convertible preferred stock dividends of $9.7 million and net treasury stock purchases of $10.0 million.

The primary sources of our liquidity are funds generated by operations and borrowings under our credit facilities. On December 4, 1998, we and most of our subsidiaries entered into new credit facilities which provide for borrowings in the aggregate principal amount of $1.025 billion and consist of term loan facilities in the aggregate amount of $525 million and a revolving credit facility in the amount of $500 million.

We funded the Rhone-Poulenc Jardin and Asef acquisitions with borrowings under the new credit facilities. Proceeds from the private debt offering of the 8 5/8% Senior Subordinated Notes and borrowings under the new credit facilities were used to fund the Ortho acquisition and to repurchase our then outstanding 9 7/8% Senior Subordinated Notes.

Capital expenditures were $66.7 million in fiscal 1999. We estimate that capital expenditures will approximate $70 million in fiscal 2000 and 2001 and $60 million to $70 million for each of the next several years. Included in these estimates are amounts to be spent on our information systems initiative in fiscal 2000 and fiscal 2001.

In July 1998, our Board of Directors of authorized the repurchase of up to $100 million of our common shares on the open market or in privately negotiated transactions on or prior to September 30, 2001. As of September 30, 1999, 494,195 common shares, or $16.7 million, have been repurchased under the new repurchase program limit. The timing and amount of any purchases under the new repurchase program will be at our discretion and will depend upon market conditions and our operating performance and liquidity. Any repurchase will also be subject to the covenants contained in our new credit facilities as well as our other debt instruments. The repurchased shares will be held in treasury and will thereafter be used for the exercise of employee stock options and for other valid corporate purposes. We anticipate that all repurchases will be made in the open market or in privately negotiated transactions, and that Hagedorn Partnership, L.P. will sell its pro rata share (41%) of such repurchased shares in the open market.

Gains and losses on foreign currency transaction hedges are recognized in income and offset the foreign exchange gains and losses on the underlying transactions. Gains and losses on foreign currency firm commitment hedges are deferred and included in the basis of the transactions underlying the commitments.

In our opinion, cash flows from operations and capital resources will be sufficient to meet debt service and working capital needs during fiscal 2000 and thereafter for the foreseeable future. However, we cannot ensure that our business groups will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all, or that future borrowings will be available under the new credit facilities in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control. We cannot ensure that we will be able to refinance any indebtedness, including the new credit facilities, on commercially reasonable terms, or at all.

ENVIRONMENTAL MATTERS

We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking action aimed at ensuring compliance with, such laws and regulations. We are involved in several environmental related legal actions with various governmental agencies. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial position; however, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual operating results. Additional information on environmental matters affecting us is provided in Note 15 to our Consolidated Financial Statements and in this Annual Report on Form 10-K under "ITEM 1.
BUSINESS--Environmental and Regulatory Considerations" and "ITEM 3. LEGAL PROCEEDINGS."

YEAR 2000 READINESS

GENERAL

We may be impacted by the inability of our computer software applications and other business systems (e.g., embedded microchips) to properly identify the Year 2000 due to a commonly used programming convention of using only two digits to identify a year. Unless modified or replaced, these systems could fail or create erroneous results when referencing the Year 2000.

Management has assessed the extent and impact of this issue and has implemented a readiness program to mitigate the possibility of business interruption or other risks. The readiness program includes all of our operations. Management believes that all significant business systems are compliant. Progress is being made on a limited number of open items, primarily relating to contingency planning, that will be completed before year-end.

We have established a Year 2000 Program Office to oversee the readiness program. The Program Office functions include regular communication with Year 2000 project managers and site visits to our various businesses to monitor remediation efforts and verify progress toward stated compliance goals. The Program Office reports to senior management, who in turn reports regularly to Scotts' Board of Directors regarding our progress toward Year 2000 readiness.

INFORMATION TECHNOLOGY SYSTEMS

Currently, computer operations at our Marysville, Ohio North American headquarters support all U.S. business groups with the exception of the Republic Tool (spreaders) manufacturing operations. Our foreign operations generally do not electronically interface with the U.S. headquarters.

The North American headquarters mainframe operations consist primarily of internally developed systems that have been remediated. Other domestic and international operations utilize commercial packaged software which has been upgraded or replaced. Remediation of North American headquarters mainframe applications, which was our most complex and costly effort, was completed in April 1999.

Personal computers are being made Year 2000 compliant by systematic upgrade through lease renewals and as part of the implementation of a company-wide enterprise resource planning project. Many other hardware/software upgrades have been executed under ongoing maintenance and support agreements with vendors. Testing of upgrades is being performed internally.

In support of our long-range strategic plans, an enterprise-wide application systems project is under way to link all business groups. This enterprise-wide system is being implemented in stages starting in July 1999. The primary software provider for the enterprise-wide system has represented that its software is Year 2000 compliant. Our Year 2000 compliance efforts are concentrated on the currently existing systems to ensure there is adequate information systems support until implementation of the enterprise-wide system is completed.

NON-INFORMATION TECHNOLOGY SYSTEMS

Non-information technology systems, consisting mainly of equipment and machinery operating and control systems, telecommunication systems, building air management systems, security and fire control systems, electrical and natural gas systems, have been assessed by each business group with advice from the suppliers of these systems/services. Upgrades or replacements have been made as necessary.

THIRD PARTY SUPPLIERS
We rely on third party suppliers for finished goods, raw materials, water, other utilities, transportation and a variety of other key services. Interruption of supplier operation due to Year 2000 issues could affect our operations. We continue to evaluate the status of suppliers' efforts through confirmation and follow-up procedures, including selected site assessments, to determine contingency planning where necessary.

STATE OF READINESS

Each business group has completed an internal inventory and assessment to identify information technology and non-information technology systems that are susceptible to system failure or processing errors as a result of Year 2000 issues.

The headquarters mainframe remediation project is complete, including testing. The upgrade or replacement and testing of information technology systems at other North American operations is substantially complete. Non-information technology efforts were performed concurrently and replacement and testing are substantially complete. Site visits have been conducted by the Program Office to verify year-to-date progress against plans.

Year 2000 readiness plans are being executed within the International segment. Upgrades of packaged software for the primary systems are complete. Site visits have been conducted by the Program Office to verify year-to-date progress against plans.

A confirmation process with respect to third party suppliers continues. Additionally, site visits were conducted with critical suppliers as necessary, to determine whether alternative sources are needed.

COSTS

We have been tracking incremental Year 2000 costs which exclude the costs of internally dedicated resources. The current estimate of incremental costs for the Year 2000 efforts (excluding those related to the enterprise-wide resource planning project) is approximately $5.7 million. Of this amount, $4.8 million has been incurred through September 30, 1999. These costs, with the exception of relatively small capital expenditures, are being expensed as incurred and are being funded through operating cash flows or from borrowings under our credit facility. A summary of the cost components follows ($ in millions):

                                                    FISCAL          FISCAL
LOCATION                                            1999             2000              TOTAL
--------                                            ----             ----              -----
                                                  (ACTUAL)        (ESTIMATE)

Headquarters mainframe                               $3.0             $0.0             $3.0
Other U. S. operations                                0.8              0.5              1.3
International operations                              1.0              0.4              1.4
                                                     ----             ----             ----
    Total                                            $4.8             $0.9             $5.7
                                                     ====             ====             ====

RISKS

Our principal business risks relating to completion of Year 2000 efforts are:

         - Reliance on key business partners to not have disruption in their ability to provide goods and services as a result of Year 2000 issues.

         - Unforeseen issues arising in connection with recent and future acquisitions/business partnerships.

         - Forecasting unreliability due to customers' departures from expected buying patterns.

         - The ability to continue to focus on Year 2000 issues by internal and external resources.

Because our Year 2000 readiness is dependent upon key business partners also being Year 2000 ready, there can be no guarantee that our efforts will prevent a material adverse impact on our results of operations, financial condition and cash flows. The possible consequences to us of our key business partners' inability to provide goods and services as a result of Year 2000 issue include temporary plant closings; delays in delivery of finished products; delays in receipt of key raw materials, containers and packaging supplies; invoice and collection errors; and inventory and supply obsolescence. We believe that our readiness efforts with critical partners, which include confirmation, site visits and contingency planning, should reduce the likelihood of such disruptions.

We cannot identify all possible worst-case scenarios; however, the most reasonable worst-case scenario would be the failure of utilities and/or transportation systems that are critical to our operations and that could not quickly be replaced by other suppliers or through internal resources. In these situations, operations at the affected facility or facilities would be interrupted with adverse effects on our financial results. We are developing contingency plans; however, these plans do not contemplate extended disruptions by third-party suppliers of products or services to Scotts.

CONTINGENCY PLANS

A formal contingency planning process continues. We will continue to assess where alternative courses of action are needed as the information technology and non-information technology readiness plans are executed. Plans are in place to alleviate internal issues and minimize customer impact of the most likely and critical potential risks. Due to the nature of contingency planning, assessment and planning efforts will continue through the end of 1999.

ONGOING PROCESS

Our readiness program is an ongoing process and the estimates of costs and completion dates for various components of the program described above are subject to change.

ENTERPRISE RESOURCE PLANNING

In July 1998, we announced a project designed to bring our information system resources in line with our current strategic objectives. The project will include the redesign of many key business processes in connection with the installation of new software on a world-wide basis over the course of the next several fiscal years. We anticipate that the North American businesses will be operating under the new information systems by the end of fiscal 2000. Our international businesses should be operational within the next two years thereafter. We estimate that the project will cost $53.2 million, approximately 75% of which will be capitalized over a period of four to eight years. SAP has been selected as the primary software provider for this project.

EURO

A new currency called the "euro" has been introduced in certain Economic and Monetary Union countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effects the euro currency will have on the marketplace. We are still assessing the impact the EMU formation and euro implementation will have on our internal systems and the sale of our products. We expect to take appropriate actions based on the results of this assessment. We have not yet determined the cost related to addressing this issue and there can be no assurance that this issue and its related costs will not have a materially adverse effect on our business, operating results and financial condition.

MANAGEMENT'S OUTLOOK

Fiscal 1999 was a very significant year for Scotts, as we reported record sales of $1.65 billion, achieved market share growth in every one of our major U. S. categories, and established a number one market share position in most of the significant lawn and garden categories across the world. The strategic acquisitions during fiscal 1999, most notably the Ortho and Rhone-Poulenc Jardin businesses, were critical in providing us with dominant market positions in the pesticides category as well as continental European lawn and garden markets. The year's performance reflected the successful continuation of our primary growth drivers: to emphasize consumer-oriented marketing efforts to pull demand through its distribution channels, and to make strategic acquisitions to increase market share in global markets and within segments of the lawn and garden category.

Looking forward to fiscal 2000, the timing of the Ortho acquisition in fiscal 1999 must be considered. Because the Ortho business was acquired in January 1999, fiscal 1999 earnings did not reflect the loss that is traditionally incurred by the Ortho business during the October through December period, as well as the amortization of goodwill and interest charges associated with the acquisition. Management estimates that this one-time benefit was approximately 28 cents per share, which, when subtracted from fiscal 1999 reported earnings per share, more accurately reflects Scotts' current year performance.

Looking forward, we maintain the following broad tenets to our strategic plan:

          (1) Promote and capitalize on the strengths of the Scotts(R), Miracle-Gro(R), Hyponex(R) and Ortho(R) industry-leading brands, as well as our portfolio of powerful brands in our international markets. This involves a commitment to investors and retail partners that we will support these brands through advertising and promotion unequaled in the lawn and garden consumables market. In the Professional categories, it signifies a commitment to customers to provide value as an integral element in their long-term success;

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

As part of our ongoing strategic plans, management has established challenging, but realistic, financial goals, including:

         (1)      Sales growth of 6% to 8% in core businesses;

         (2) An aggregate operating margin improvement of at least 2% over the next four years; and

         (3) Minimum compounded annual earnings per share growth of 15% to 20%.

FORWARD-LOOKING STATEMENTS

We have has made and will make "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in our Annual Report, Form 10-K and in other contexts relating to future growth and profitability targets and strategies designed to increase total shareholder value. Forward-looking statements also include, but are not limited to, information regarding our future economic and financial condition, the plans and objectives of our management and our assumptions regarding our performance and these plans and objectives.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statements. We desire to take advantage of the "safe harbor" provisions of the Act.

The forward-looking statements that we make in our Annual Report, in this Form 10-K and in other contexts represent challenging goals for our company, and the achievement of these goals is subject to a variety of risks and assumptions and numerous factors beyond our control. Important factors that could cause actual results to differ materially from the forward-looking statements we make are set forth below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by the following cautionary statements.

         -        ADVERSE WEATHER CONDITIONS COULD ADVERSELY IMPACT FINANCIAL
                  RESULTS.

                  Weather conditions in North America and Europe have a significant impact on the timing of sales in the spring selling season and overall annual sales. Periods of wet weather can slow fertilizer sales, while periods of dry, hot weather can decrease pesticide sales. In addition, an abnormally cold spring throughout North America and/or Europe could adversely affect both fertilizer and pesticides sales and therefore our financial results.

         -        OUR HISTORICAL SEASONALITY COULD IMPAIR OUR
                  ABILITY TO MAKE INTEREST PAYMENTS ON INDEBTEDNESS.

                  Because our products are used primarily in the spring and summer, our business is highly seasonal. For the past two fiscal years, approximately 70% to 75% of our sales have occurred in the second and third fiscal quarters combined. Our working capital needs and our borrowings peak near the end of our first fiscal quarter because we are generating fewer revenues while incurring expenditures in preparation for the spring selling season. If cash on hand is insufficient to cover interest payments due on our indebtedness at a time when we are unable to draw on our credit facilities, this seasonality could adversely affect our ability to make interest payments as required by our indebtedness. Adverse weather conditions could heighten this risk.

         - PUBLIC PERCEPTIONS THAT THE PRODUCTS WE PRODUCE AND MARKET ARE NOT SAFE COULD ADVERSELY AFFECT US.

                  We manufacture and market a number of complex chemical products, such as fertilizers, herbicides and pesticides, bearing one of our brands. On occasion, customers allege that some of these products fail to perform up to expectations or cause damage or injury to individuals or property. Public perception that our products are not safe, whether justified or not, could impair our reputation, damage our brand names and materially adversely affect our business.

         - OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND PREVENT US FROM FULFILLING OUR OBLIGATIONS.

                  Our substantial indebtedness could:

                  - make it more difficult for us to satisfy our obligations;

                  - increase our vulnerability to general adverse economic and industry conditions;

                  - limit our ability to fund future working capital, capital expenditures, research and development costs and other general corporate requirements;

                  - require us to dedicate a substantial portion of cash flow from operations to payments on our indebtedness, which would reduce the cash flow available to fund working capital, capital expenditures, research and development efforts and other general corporate requirements;

                  - limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

                  - place us at a competitive disadvantage compared to our competitors that have less debt; and

                  -        limit our ability to borrow additional funds.

                  If we fail to comply with any of the financial or other restrictive covenants of our indebtedness, our indebtedness could become due and payable in full prior to its stated due date. We cannot be sure that our lenders would waive a default or that we could pay the indebtedness in full if it were accelerated.

         - TO SERVICE OUR INDEBTEDNESS, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH, WHICH WE MAY NOT BE ABLE TO GENERATE.

                  Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that currently anticipated cost savings and operating improvements will be realized on schedule or at all. We also cannot assure that future borrowings will be available to us under our credit facility in amounts sufficient to enable us to pay our indebtedness or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot assure that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

         - WE MIGHT NOT BE ABLE TO INTEGRATE OUR RECENT ACQUISITIONS INTO OUR BUSINESS OPERATIONS SUCCESSFULLY.

                  We have made several substantial acquisitions in the past four years. The acquisition of the Ortho business represents the largest acquisition we have ever made. The success of any completed acquisition depends, and the success of the Ortho acquisition will depend, on our ability to effectively integrate the acquired business. We believe that our recent acquisitions provide us with significant cost saving opportunities. However, if we are not able to successfully integrate Ortho, Rhone-Poulenc Jardin or our other acquired businesses, we will not be able to maximize such cost saving opportunities. Rather, the failure to integrate these acquired businesses, because of difficulties in the assimilation of operations and products, the diversion of management's attention from other business concerns, the loss of key employees or other factors, could materially adversely affect our financial results.

         - BECAUSE OF THE CONCENTRATION OF OUR SALES TO A SMALL NUMBER OF RETAIL CUSTOMERS, THE LOSS OF ONE OR MORE OF OUR TOP CUSTOMERS COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS.

                  Our top 10 North American retail customers together accounted for approximately 52% of our fiscal 1999 sales and 41% of our outstanding accounts receivable as of September 30, 1999. Our top three customers, Home Depot, Wal*Mart and Kmart represented approximately 17%, 12% and 9% of our fiscal 1999 sales. These customers hold significant positions in the retail lawn and garden market. The loss of, or reduction in orders from, Home Depot, Wal*Mart, Kmart or any other significant customer could have a material adverse effect on our business and our financial results, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from any of these customers could also have a material adverse affect.

         - IF MONSANTO WERE TO TERMINATE THE MARKETING AGREEMENT FOR CONSUMER ROUNDUP(R) PRODUCTS, WE WOULD LOSE A SUBSTANTIAL SOURCE OF FUTURE EARNINGS.

                  If we were to commit a serious default under the marketing agreement with Monsanto for consumer Roundup(R) products, Monsanto may have the right to terminate the agreement. If Monsanto were to terminate the marketing agreement rightfully, we would not be entitled to any termination fee, and we would lose all, or a significant portion, of the significant source of earnings we believe the marketing agreement provides. Monsanto may also terminate the marketing agreement within a given region, including North America, without paying us a termination fee if sales to consumers in that region decline:

                  -        Over a cumulative three year fiscal year period; or

                  - By more than 5% for each of two consecutive fiscal years. Monsanto may not terminate the marketing agreement, however, if we can demonstrate that the sales decline was caused by a severe decline of general economic conditions or a severe decline in the lawn and garden market in the region rather than by our failure to perform our duties under the agreement.

         - THE EXPIRATION OF PATENTS RELATING TO ROUNDUP(R) AND THE SCOTTS TURF BUILDER(R) LINE OF PRODUCTS COULD SUBSTANTIALLY INCREASE OUR COMPETITION IN THE UNITED STATES.

                  Glyphosate, the active ingredient in Roundup(R), is covered by a patent in the United States that expires in September 2000. Sales in the United States may decline as a result of increased competition after the U.S. patent expires. Any decline in sales would adversely affect our net commission under the marketing agreement for consumer Roundup(R) products and, therefore, our financial results. A sales decline could also trigger Monsanto's regional termination right under the marketing agreement.

                  Our methylene-urea product composition patent, which covers Scotts Turf Builder(R), Scotts Turf Builder(R) with Plus 2(TM) with Weed Control and Scotts Turf Builder(R) with Halts(R) Crabgrass Preventer, is due to expire in July 2001 and could also result in increased competition. Any decline in sales of Turf Builder(R) products after the expiration of the methylene-urea product composition patent could adversely affect our financial results.

         - THE INTERESTS OF THE FORMER MIRACLE-GRO SHAREHOLDERS COULD CONFLICT WITH THOSE OF OUR OTHER SHAREHOLDERS.

                  The former shareholders of Stern's Miracle-Gro Products, Inc., through Hagedorn Partnership, L.P., beneficially own approximately 42% of the outstanding common shares of Scotts on a fully diluted basis. The former Miracle-Gro shareholders have sufficient voting power to significantly control the election of directors and the approval of other actions requiring the approval of our shareholders. The interests of the former Miracle-Gro shareholders could conflict with those of our other shareholders.

         - COMPLIANCE WITH ENVIRONMENTAL AND OTHER PUBLIC HEALTH REGULATIONS COULD INCREASE OUR COST OF DOING BUSINESS.

                  Local, state, federal and foreign laws and regulations relating to environmental matters affect us in several ways. All products containing pesticides must be registered with the United States Environmental Protection Agency and, in many cases, similar state and/or foreign agencies before they can be sold. The inability to obtain or the cancellation of any registration could have an adverse effect on us. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals. We may not always be able to avoid or minimize these risks.

                  The Food Quality Protection Act, enacted by the U.S. Congress in August 1996, establishes a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under this Act, the U.S. Environmental Protection Agency is evaluating the cumulative risks from dietary and non-dietary exposures to pesticides. The pesticides in our products, which are also used on foods, will be evaluated by the U.S. Environmental Protection Agency as part of this non-dietary exposure risk assessment. It is possible that the U.S. Environmental Protection Agency may decide that a pesticide we use in our products, would be limited or made unavailable. We cannot predict the outcome or the severity of the effect of the U.S. Environmental Protection Agency's evaluation. We believe that we should be able to obtain substitute ingredients if selected pesticides are limited or made unavailable, but there can be no assurance that we will be able to do so for all products.

                  Regulations regarding the use of some pesticide and fertilizer products may include requirements that only certified or professional users apply the product or that the products be used only in specified locations. Users may be required to post notices on properties to which products have been or will be applied and may be required to notify individuals in the vicinity that products will be applied in the future. The use of some ingredients has been banned. Even if we are able to comply with all such regulations and obtain all necessary registrations, we cannot assure that our products, particularly pesticide products, will not cause injury to the environment or to people under all circumstances. The costs of compliance, remediation or products liability have adversely affected operating results in the past and could materially affect future quarterly or annual operating results.

                  The harvesting of peat for our growing media business has come under increasing regulatory and environmental scrutiny. In the United States, state regulations frequently require us to limit our harvesting and to restore the property to its intended use. In some locations we have been required to create water retention ponds to control the sediment content of discharged water. In the United Kingdom, our peat extraction efforts are also the subject of legislation. Since 1990, we have been involved in litigation with the Philadelphia District of the U.S. Army Corps of Engineers involving our peat harvesting operations at Hyponex's Lafayette, New Jersey facility. The Corps of Engineers is seeking a permanent injunction against harvesting and civil penalties in an unspecified amount.

                  In addition to the regulations already described, local, state, federal, and foreign agencies regulate the disposal, handling and storage of waste, air and water discharges from our facilities. In June 1997, the Ohio Environmental Protection Agency gave us formal notice of an enforcement action concerning our old, decommissioned wastewater treatment plants that had once operated at our Marysville facility. The Ohio EPA action alleges surface water violations relating to possible historical sediment contamination, inadequate treatment capabilities at our existing and currently permitted wastewater treatment plants and the need for corrective action under the Resource Conservation Recovery Act. We are continuing to meet with the Ohio EPA and the Ohio Attorney General's office to negotiate an amicable resolution of these issues. We are currently unable to predict the ultimate outcome of this matter.

                  During fiscal 1999, we made approximately $1.1 million in environmental capital expenditures and $5.9 million in other environmental expenses, compared with approximately $0.7 million in environmental capital expenditures and $3.1 million in other environmental expenses in fiscal 1998. Management anticipates that environmental capital expenditures and other environmental expenses for fiscal 2000 will not differ significantly from those incurred in fiscal 1999. If we are required to significantly increase our actual environmental capital expenditures and other environmental expenses, it could adversely affect our financial results.

         - OUR FAILURE, OR THE FAILURE OF OUR SUPPLIERS OR CUSTOMERS, TO ADDRESS INFORMATION TECHNOLOGY ISSUES RELATED TO THE YEAR 2000 COULD ADVERSELY AFFECT OUR OPERATIONS.

                  Like other business entities, we must address the inability of our computer software applications and other business systems to properly identify the year 2000 due to a commonly used programming convention of using only two digits to identify a year. Unless modified or replaced, these systems could fail or create erroneous results when referencing the year 2000.

                  We rely on third party suppliers for finished goods, raw materials, water, other utilities, transportation and a variety of other key services. If one or more of our suppliers fail to address the year 2000 problem adequately, their operations could be interrupted. This interruption, in turn, could adversely affect our operations. In addition, the failure of our retailer customers adequately to address the year 2000 problem could adversely affect our financial results.

         - THE IMPLEMENTATION OF THE EURO CURRENCY IN SOME EUROPEAN COUNTRIES BETWEEN 1999 AND 2002 COULD ADVERSELY AFFECT US.

                  In January 1999, the "euro" was introduced in some Economic and Monetary Union countries and by 2002, all EMU countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effects the euro currency will have on the marketplace. Additionally, the European Commission has not yet defined and finalized all of the rules and regulations with regard to the euro currency. We are still assessing the impact the EMU formation and euro implementation will have on our internal systems and the sale of our products. We expect to take appropriate actions based on the results of our assessment. However, we have not yet determined the cost related to addressing this issue and there can be no assurance that this issue and its related costs will not have a materially adverse effect on us or our operating results and financial condition.

         - OUR SIGNIFICANT INTERNATIONAL OPERATIONS MAKE US MORE SUSCEPTIBLE TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES AND TO THE COSTS OF INTERNATIONAL REGULATION.

                  We currently operate manufacturing, sales and service facilities outside of North America, particularly in the United Kingdom, Germany and France.

         Our international operations have increased with the acquisitions of Levington, Miracle Garden, Ortho and Rhone-Poulenc Jardin and with the marketing agreement for consumer Roundup(R) products. In fiscal 1999, international sales accounted for approximately 24% of our total sales. Accordingly, we are subject to risks associated with operations in foreign countries, including:

         -        fluctuations in currency exchange rates;

         -        limitations on the conversion of foreign currencies into U.S.
                  dollars;

         - limitations on the remittance of dividends and other payments by foreign subsidiaries;

         -        additional costs of compliance with local regulations; and

         -        historically, higher rates of inflation than in the United
                  States.

The costs related to our international operations could adversely affect our operations and financial results in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As part of our ongoing business, we are exposed to certain market risks, including fluctuations in interest rates, foreign currency exchange rates and commodity prices. We use derivative financial and other instruments, where appropriate, to manage these risks. We do not enter into transactions designed to mitigate our market risks for trading or speculative purposes.

INTEREST RATE RISK

We have various debt instruments outstanding at September 30, 1999 that are impacted by changes in interest rates. As a means of managing our interest rate risk on these debt instruments, we have entered into the following interest rate swap agreements to effectively convert certain variable rate debt obligations to fixed rates:

         - A 20 million British Pounds Sterling notional amount swap to convert variable-rate debt obligations denominated in British Pounds Sterling to a fixed rate. The exchange rate used to convert British Pounds Sterling to U.S. dollars at September 30, 1999 was $1.65: 1 Pound Sterling.

         - Four interest rate swaps with a total notional amount of $105.0 million which are used to hedge certain variable-rate obligations under our credit facility. The credit facility requires that we enter into hedge agreements to the extent necessary to provide that at least 50% of the aggregate principal amount of the 8 5/8% Senior Subordinated Notes due 2009 and term loan facilities is subject to a fixed rate.

The following table summarizes information about our derivative financial instruments and debt instruments that are sensitive to changes in interest rates as of September 30, 1999. For debt instruments, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents expected cash flows based on notional amounts and weighted-average interest rates by contractual maturity dates. Weighted-average variable rates are based on implied forward rates in the yield curve at September 30, 1999. The information is presented in U.S. dollars (in millions):

                                                          EXPECTED MATURITY DATE
                                                          ----------------------                                             FAIR
                                2000          2001           2002           2003       2004     THEREAFTER     TOTAL         VALUE
                                ----          ----           ----           ----       ----     ----------     -----         -----

Long-term debt:
Fixed rate debt                                                                                   $330.0      $330.0         $316.0
  Average rate                                                                                     8.625%      8.625%
Variable rate debt             $ 26.2         $ 33.3         $ 44.3        $ 48.4      $48.4      $372.7      $573.3         $573.3
  Average rate                   6.77%          6.74%          6.71%         6.70%      6.70%       8.28%       7.73%
Interest rate derivatives:
Interest rate swap
  on GBP LIBOR                 $ (0.4)        $ (0.1)        $ (0.1)                                          $ (0.6)        $ (0.5)
  Average rate                   7.62%          7.62%          7.62%                                            7.62%
Interest rate swaps
  on USD LIBOR                 $  0.9         $  1.4         $  1.1        $  0.6      $ 0.2                  $  4.2         $  3.3
  Average rate                   5.10%          5.10%          5.11%         5.16%      5.18%                   5.11%
OTHER MARKET RISKS

Our market risk associated with foreign currency rates is not considered to be material. Through fiscal 1999, we had only minor amounts of transactions that were denominated in foreign currencies. We are subject to market risk from fluctuating market prices of certain raw materials, including urea and other chemicals and paper and plastic products. Our objectives surrounding the procurement of these materials are to ensure continuous supply and to minimize costs. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. We do not enter into forward contracts or other market instruments as a means of achieving our objectives or minimizing our risk exposures on these materials.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and other information required by this Item are contained in the financial statements, footnotes thereto and schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 68 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with General Instruction G(3), the information contained under the captions "BENEFICIAL OWNERSHIP OF SECURITIES OF THE COMPANY --Section 16(a) Beneficial Ownership Reporting Compliance" and "PROPOSAL NO. 1 - ELECTION OF DIRECTORS" in Scotts' definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on February 15, 2000 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 (the "Proxy Statement"), is incorporated herein by reference. The information regarding executive officers required by Item 401 of Regulation S-K is included in Part I hereof under the caption "Executive Officers of Registrant."

ITEM 11. EXECUTIVE COMPENSATION

In accordance with General Instruction G(3), the information contained under the captions "EXECUTIVE COMPENSATION" and "ELECTION OF DIRECTORS--Compensation of Directors" in Scotts' Proxy Statement, is incorporated herein by reference. Neither the report of the Compensation and Organization Committee of the Registrant's Board of Directors on executive compensation nor the performance graph included in Scotts' Proxy Statement shall be deemed to be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In accordance with General Instruction G(3), the information contained under the caption "BENEFICIAL OWNERSHIP OF SECURITIES OF THE COMPANY" in Scotts' Proxy Statement, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with General Instruction G(3), the information contained under the captions "BENEFICIAL OWNERSHIP OF SECURITIES OF THE COMPANY" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in Scotts' Proxy Statement, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT

1 and 2.  Financial Statements and Financial Statement Schedules:

The response to this portion of Item 14 is submitted as a separate section of this Annual Report on Form 10-K. Reference is made to "Index to Consolidated Financial Statements and Financial Statement Schedules" on page 68 herein.

3.  Exhibits:

Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" beginning at page E-1. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

                  EXECUTIVE COMPENSATORY PLANS AND ARRANGEMENTS

EXHIBIT
NO.                             DESCRIPTION                                                   LOCATION
---                             -----------                                                   --------
10(a)      The O.M. Scott & Sons Company Excess                                            Incorporated herein by
           Benefit Plan, effective October 1, 1993                                         reference to the
                                                                                           Annual Report on Form
                                                                                           10-K for the fiscal
                                                                                           year ended September
                                                                                           30, 1993, of The Scotts
                                                                                           Company, a Delaware
                                                                                           corporation ("Scotts
                                                                                           Delaware") (File
                                                                                           No. 0-19768) [Exhibit 10(h)]

10(b)      The Scotts Company 1992 Long Term                                               Incorporated herein by
           Incentive Plan                                                                  reference to Scotts
                                                                                           Delaware's Registration
                                                                                           Statement on Form S-8
                                                                                           filed on March 26, 1993
                                                                                           (Registration No. 33-60056)
                                                                                           [Exhibit 4(f)]

10(c)      The Scotts Company 1999 Executive and Management                                *
           Incentive Plan

10(d)      The Scotts Company 1996 Stock                                                   *
           Option Plan (as amended through
           December 8, 1999)

10(e)      The Scotts Company Executive                                                    Incorporated herein by
           Retirement Plan                                                                 reference to the
                                                                                           Registrant's Annual
                                                                                           Report on Form 10-K for
                                                                                           the fiscal year ended
                                                                                           September 30, 1998
                                                                                           (File No. 1-11593)
                                                                                           [Exhibit 10(j)]

EXHIBIT
NO.                             DESCRIPTION                                                     LOCATION
---                             -----------                                                     --------


10(f)      Employment Agreement, dated as of                                               Incorporated herein by
           May 19, 1995, between the Registrant                                            reference to the
           and James Hagedorn                                                              Registrant's Annual
                                                                                           Report on Form 10-
                                                                                           K for the fiscal year
                                                                                           ended September 30, 1995
                                                                                           (File No. 1-11593)
                                                                                           [Exhibit 10(p)]

10(g)      Consulting Agreement, dated July 9, 1997,                                       Incorporated herein by
           among Scotts Miracle-Gro Products, Inc.,                                        reference to the
           the Registrant and Horace Hagedorn                                              Registrant's Annual
                                                                                           Report on Form 10-
                                                                                           K for the fiscal year
                                                                                           ended September 30, 1997
                                                                                           (File No. 1-11593)
                                                                                           [Exhibit 10(1)]

10(h)      Employment Agreement, dated as of May 19,                                       Incorporated herein by
           1995, among Stern's Miracle-Gro                                                 reference to the
           Products, Inc. (nka Scotts Miracle-Gro                                          Registrant's Annual
           Products, Inc.), the Registrant and John Kenlon                                 Report on Form 10-K
                                                                                           for the fiscal year
                                                                                           ended September 30,
                                                                                           1996 (File No. 1-11593)
                                                                                           [Exhibit 10(k)]

10(i)      Employment Agreement, dated as of                                               Incorporated herein by
           August 7, 1998, between the Registrant                                          reference to the
           and Charles M. Berger, and three attached                                       Registrant's Annual
           Stock Option Agreements with the following                                      Report on Form 10-K
           effective dates: September 23, 1998; October 21,                                for the fiscal year
           1998 and September 24, 1999                                                     ended September 30, 1998
                                                                                           (File No. 1-11593)
                                                                                           [Exhibit 10(n)]

10(j)      Stock Option Agreement, dated as of                                             Incorporated herein by
           August 7, 1996, between the Registrant                                          reference to the
           and Charles M. Berger                                                           Registrant's Annual
                                                                                           Report on Form 10-
                                                                                           K for the fiscal year
                                                                                           ended September 30, 1996
                                                                                           (File No. 1-11593)
                                                                                           [Exhibit 10(m)]

10(k)      Letter Agreement, dated December 23, 1996,                                      Incorporated herein by
           between the Registrant and Jean H. Mordo                                        reference to the
                                                                                           Registrant's Annual
                                                                                           Report on Form 10-
                                                                                           K for the fiscal year
                                                                                           ended September 30, 1997
                                                                                           (File No. 1-11593)
                                                                                           [Exhibit 10(p)]

10(l)      Specimen form of Stock Option Agreement                                         *
           for Non-Qualified Stock Options


EXHIBIT
NO.                             DESCRIPTION                                                            LOCATION
---                             -----------                                                            --------


10(m)      Letter Agreement, dated April 10, 1997,                                         Incorporated herein by
           between the Registrant and G. Robert Lucas                                      reference to the
                                                                                           Registrant's Annual
                                                                                           Report on Form 10-
                                                                                           K for the fiscal year
                                                                                           ended September 30, 1997
                                                                                           (File No. 1-11593)
                                                                                           [Exhibit 10(r)]

10(n)      Letter Agreement, dated December 17, 1997,                                      Incorporated herein by
           between the Registrant and William R. Radon                                     reference to the
                                                                                           Registrant's Annual
                                                                                           Report on Form 10-K
                                                                                           for the fiscal year
                                                                                           ended September 30, 1998
                                                                                           (File No. 1-11593)
                                                                                           [Exhibit 10(s)]

10(o)      Letter Agreement, dated March 30, 1998,                                         Incorporated herein by
           between the Registrant and William A. Dittman                                   reference to the
                                                                                           Registrant's Annual
                                                                                           Report on Form 10-K
                                                                                           for the fiscal year
                                                                                           ended September 30, 1998
                                                                                           (File No. 1-11593)
                                                                                           [Exhibit 10(t)]

10(p)      Letter Agreement, dated March 16, 1999,                                         *
           between the Registrant and Hadia Lefavre

10(q)      Letter Agreement, dated July 21, 1999,                                          *
           between the Registrant and David D. Harrison

10(r)      Contract of Employment dated February 28, 1996,                                 *
           between Rhodic (assumed by Scotts France SAS)
           and Christian Ringuet

10(s)      Employment Agreement, dated August 17, 1995,                                    *
           between Scotts Europe B.V. and Laurens J.M. de Kort

10(t)      Service Agreement, dated September 9, 1998,                                     *
           between Levington Horticulture Limited (nka The Scotts
           Company (UK) Ltd.) and Nicholas Kirkbride


*  Filed herewith.


(b)  REPORTS ON FORM 8-K

The Registrant filed no Current Reports on Form 8-K during the last quarter of the period covered by this Report.

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


                                                 THE SCOTTS COMPANY



Dated: December 22, 1999                         By: /s/ CHARLES M. BERGER
                                                     Charles M. Berger, Chairman
                                                     of the Board, President and
                                                     Chief Executive Officer

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

SIGNATURES                                            TITLE                                                   DATE
----------                                            -----                                                   ----

/s/ JAMES B BEARD, PH.D.                    Director                                                     December 22, 1999
James B Beard, Ph.D.

/s/ CHARLES M. BERGER                       Chairman of the Board/President/                             December 22, 1999
Charles M. Berger                           Chief Executive Officer

/s/ JOSEPH P. FLANNERY                      Director                                                     December 22, 1999
Joseph P. Flannery

/s/ HORACE HAGEDORN                         Vice Chairman/Director                                       December 22, 1999
Horace Hagedorn

/s/ JAMES HAGEDORN                          President, Scotts North America/                             December 22, 1999
James Hagedorn                              Director

/s/ ALBERT E. HARRIS                        Director                                                     December 22, 1999
Albert E. Harris

/s/ JOHN KENLON                             Director                                                     December 22, 1999
John Kenlon

/s/ KAREN GORDON MILLS                      Director                                                     December 22, 1999
Karen Gordon Mills

/s/ DAVID D. HARRISON                       Executive Vice President/Chief                               December 22, 1999
David D. Harrison                           Financial Officer/Principal
                                            Accounting Officer

/s/ PATRICK J. NORTON                       Director                                                     December 22, 1999
Patrick J. Norton

/s/ JOHN M. SULLIVAN                        Director                                                     December 22, 1999
John M. Sullivan

/s/ L. JACK VAN FOSSEN                      Director                                                     December 22, 1999
L. Jack Van Fossen

/s/ JOHN WALKER, PH.D.                      Director                                                     December 22, 1999
John Walker, Ph.D.



INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

                                                                                                            FORM 10-K
                                                                                                          ANNUAL REPORT
Consolidated Financial Statements of The Scotts Company and
  Subsidiaries:
Report of Management
Report of Independent Accountants
Consolidated Statements of Operations for the years ended
  September 30, 1999, 1998 and 1997
Consolidated Statements of Cash Flows for the years ended
  September 30, 1999, 1998 and 1997
Consolidated Balance Sheets at September 30, 1999 and 1998
Consolidated Statements of Changes in Shareholders' Equity for
  the years ended September 30, 1999, 1998 and 1997
Notes to Consolidated Financial Statements
Schedules Supporting the Consolidated Financial Statements:
Report of Independent Accountants on Financial Statement Schedules
Valuation and Qualifying Accounts for the years ended September 30,
  1999, 1998 and 1997

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of The Scotts Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in shareholders' equity present fairly, in all material respects, the financial position of The Scotts Company at September 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Columbus, Ohio

October 21, 1999

Consolidated Statements of Operations

For the fiscal years ended September 30, 1999,
1998 and 1997 (in millions except per share amounts)                               1999            1998          1997

Sales                                                                           $1,648.3          $1,113.0      $ 899.3
Cost of sales                                                                      989.1             715.0        573.6
                                                                                --------          --------      -------
Gross profit                                                                       659.2             398.0        325.7
Commission earned from agency agreement                                             30.3                --            --
Operating expenses:
  Advertising and promotion                                                        189.0             104.4         83.9
  Selling, general and administrative                                              281.2             169.9        131.6
  Amortization of goodwill and other intangibles                                    25.4              12.9         10.2
  Restructuring and other charges                                                    1.4              15.4            --
  Other (income) expense, net                                                       (3.6)              1.3          5.2
                                                                                --------          --------      -------
Income from operations                                                             196.1              94.1         94.8
Interest expense                                                                    79.1              32.2         25.2
                                                                                --------          --------      -------

Income before income taxes                                                         117.0              61.9         69.6
Income taxes                                                                        47.9              24.9         30.1
                                                                                --------          --------      -------

Income before extraordinary item                                                    69.1              37.0         39.5
Extraordinary loss on early extinguishment
  of debt, net of income tax benefit                                                 5.9               0.7            --
                                                                                --------          --------       -------

Net income                                                                          63.2              36.3         39.5
Preferred stock dividends                                                            9.7               9.8          9.8
                                                                                --------          --------      -------

Income applicable to common shareholders                                        $   53.5          $   26.5       $ 29.7

Basic earnings per share:
Before extraordinary loss                                                       $    3.25         $   1.46       $  1.60
Extraordinary loss, net of tax                                                      (0.32)           (0.04)            --
                                                                                ---------         --------        -------
                                                                                $    2.93         $   1.42       $  1.60
Diluted earnings per share:
Before extraordinary loss                                                       $    2.27         $   1.22       $  1.35
Extraordinary loss, net of tax                                                      (0.19)           (0.02)            --
                                                                                ---------         --------        -------
                                                                                $    2.08         $   1.20       $  1.35
Common shares used in basic earnings
  per share calculation                                                             18.3              18.7         18.6
Common shares and potential common shares used
  in diluted earnings per share calculation                                         30.5              30.3         29.3


See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

For the fiscal years ended September 30, 1999,
1998 and 1997 (in millions)                                                       1999            1998            1997
                                                                                  ----            ----            ----

Cash Flows From Operating Activities
  Net income                                                                     $ 63.2          $ 36.3           $ 39.5
  Adjustments to reconcile net income to
    net cash provided by operating activities:
         Depreciation                                                              29.0            21.6             16.6
         Amortization                                                              31.2            16.2             13.8
         Extraordinary loss                                                         5.9             0.7                 -
         Restructuring and other charges                                               -           19.3                 -
         Loss on sale of fixed assets                                               1.8             2.3              5.6
         Deferred income taxes                                                      0.5            (2.4)            (1.5)
         Changes in assets and liabilities, net of acquired businesses:
             Accounts receivable                                                   23.7            (8.6)            18.3
             Inventories                                                          (21.6)           (5.7)            17.3
             Prepaid and other current assets                                     (25.2)           (2.1)             0.4
             Accounts payable                                                      10.7             8.8              1.1
             Accrued taxes and liabilities                                        (10.2)          (14.4)            12.7
             Other assets                                                         (35.9)            0.3              1.3
             Other liabilities                                                      1.7             2.3             (0.1)
         Other, net                                                                 3.4            (3.6)            (3.9)
                                                                                 ------          ------           ------
         Net cash provided by operating activities                                 78.2            71.0            121.1
                                                                                 ------          ------           ------
Cash Flows From Investing Activities
  Investment in property, plant and equipment                                     (66.7)          (41.3)           (28.6)
  Proceeds from sale of equipment                                                   1.5             0.6              2.7
  Investments in acquired businesses, net of
    cash acquired                                                                (506.2)         (151.4)           (46.6)
  Other, net                                                                       (0.2)              -                 -
                                                                                 ------          ------            ------
         Net cash used in investing activities                                   (571.6)         (192.1)           (72.5)
                                                                                 ------          ------           ------
Cash Flows From Financing Activities
  Net borrowings under revolving and bank
    lines of credit                                                                65.3           140.0            (37.3)
  Gross borrowings under term loans                                               525.0               -                -
  Gross repayments under term loans                                                (3.0)              -                -
  Repayment of outstanding balance on previous
    credit facility                                                              (241.0)              -                -
  Issuance of 8 5/8% senior subordinated notes                                    330.0               -                -
  Extinguishment of 9 7/8% senior subordinated notes                             (107.1)              -                -
  Settlement of interest rate locks                                               (12.9)              -                -
  Financing and issuance fees                                                     (24.1)              -                -
  Dividends on Class A Convertible Preferred Stock                                (12.1)           (7.3)            (9.8)
  Repurchase of treasury shares                                                   (10.0)          (15.3)               -
  Cash received from exercise of stock options                                      3.8             1.7              1.5
  Other, net                                                                          -            (0.7)            (0.6)
                                                                                 ------          ------           ------
         Net cash provided by (used in) financing
           activities                                                             513.9           118.4            (46.2)
                                                                                 ------          ------           ------
Effect of exchange rate changes on cash                                            (0.8)            0.3                -
                                                                                 ------          ------           ------
Net increase (decrease) in cash                                                    19.7            (2.4)             2.4
Cash and cash equivalents, beginning of period                                     10.6            13.0             10.6
                                                                                 ------          ------           ------
Cash and cash equivalents, end of period                                         $ 30.3          $ 10.6           $ 13.0
                                                                                 ======          ======           ======


See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

September 30, 1999 and 1998 (in millions)                                                     1999               1998
                                                                                              ----               ----

ASSETS
Current Assets:
  Cash and cash equivalents                                                                  $   30.3          $   10.6
  Accounts receivable, less allowance for uncollectible
    accounts of $16.4 in 1999 and $6.3 in 1998                                                  201.4             146.6
  Inventories, net                                                                              313.2             177.7
  Current deferred tax asset                                                                     29.3              20.8
  Prepaid and other assets                                                                       67.5              11.5
                                                                                             --------          --------
         Total current assets                                                                   641.7             367.2
Property, plant and equipment, net                                                              259.4             197.0
Intangible assets, net                                                                          794.1             435.1
Other assets                                                                                     74.4              35.9
                                                                                             --------          --------
         Total assets                                                                        $1,769.6          $1,035.2
                                                                                             ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt                                                                            $   56.4          $   13.3
  Accounts payable                                                                              133.5              77.8
  Accrued liabilities                                                                           157.7             124.9
  Accrued taxes                                                                                  19.3              15.9
                                                                                             --------          --------
         Total current liabilities                                                              366.9             231.9
Long-term debt                                                                                  893.6             359.2
Other liabilities                                                                                65.8              40.2
                                                                                             --------          --------
         Total liabilities                                                                    1,326.3             631.3
                                                                                             --------          --------
Commitments and Contingencies
Shareholders' Equity:
  Class A Convertible Preferred Stock, no par value                                             173.9             177.3
  Common shares, no par value per share, $.01 stated
    value per share, 21.3 shares issued in 1999,
    21.1 shares issued in 1998                                                                    0.2               0.2
  Capital in excess of par value                                                                213.9             208.9
  Retained earnings                                                                             130.1              76.6
  Treasury stock, 2.9 shares in 1999 and 2.8 shares in
    1998, at cost                                                                               (61.9)            (55.9)
  Accumulated other comprehensive income                                                        (12.9)             (3.2)
                                                                                             --------          --------
    Total shareholders' equity                                                                  443.3             403.9
                                                                                             --------          --------
         Total liabilities and shareholders' equity                                          $1,769.6          $1,035.2
                                                                                             ========          ========



See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders' Equity



For the fiscal years ended             CLASS A CONVERTIBLE                       CAPITAL IN
September 30, 1999, 1998 and             PREFERRED STOCK      COMMON SHARES      EXCESS OF    RETAINED      TREASURY STOCK
1997 (in millions)                      SHARES     AMOUNT    SHARES    AMOUNT    PAR VALUE    EARNINGS     SHARES     AMOUNT
Balance, September 30, 1996              0.2       $177.3    21.1       $0.2       $207.6      $ 20.4       (2.5)     $(43.4)
Net income                                                                                       39.5
Foreign currency translation

  Comprehensive income
Issuance of common shares
  held in treasury                                                                    0.2                    0.1         1.5
Preferred Stock dividends                                                                        (9.8)
                                        ----      -------   -----      -----      -------      ------     ------     -------
Balance, September 30, 1997              0.2       $177.3    21.1       $0.2       $207.8      $ 50.1       (2.4)     $(41.9)

Net income                                                                                       36.3
Foreign currency translation
Minimum pension liability

  Comprehensive income
Issuance of common shares
  held in treasury                                                                    1.1                    0.1         1.7
Purchase of common shares                                                                                   (0.5)      (15.7)
Preferred Stock dividends                                                                        (9.8)
                                        ----      -------   -----      -----      -------      ------     ------     -------
Balance, September 30, 1998              0.2       $177.3    21.1       $0.2       $208.9      $ 76.6       (2.8)     $(55.9)

Net income                                                                                       63.2
Foreign currency translation
Minimum pension liability

  Comprehensive income
Issuance of common shares
  held in treasury                                                                    1.6                    0.2         4.0
Purchase of common shares                                                                                   (0.3)      (10.0)
Preferred Stock dividends                                                                        (9.7)
Conversion of Preferred Stock                        (3.4)    0.2                     3.4


                                         0.2       $173.9    21.3       $0.2       $213.9      $130.1       (2.9)     $(61.9)
                                         ===       ======    ====       ====       ======      ======      =====      ======

                                             ACCUMULATED OTHER
                                            COMPREHENSIVE INCOME
For the fiscal years ended               MINIMUM PENSION    FOREIGN
September 30, 1999, 1998 and               LIABILITY        CURRENCY
1997 (in millions)                         ADJUSTMENT      TRANSLATION    TOTAL
Balance, September 30, 1996                   $ 0.0            2.2       $364.3
Net income                                                                 39.5
Foreign currency translation                                  (6.5)        (6.5)
                                                                         ------
  Comprehensive income                                                     33.0
Issuance of common shares
  held in treasury                                                          1.7
Preferred Stock dividends                                                  (9.8)
                                              -----         ------       ------
Balance, September 30, 1997                   $ 0.0          $(4.3)      $389.2
                                                                         ------
Net income                                                                 36.3
Foreign currency translation                                   1.3          1.3
Minimum pension liability                      (0.2) (a)                   (0.2)
                                                                         ------
  Comprehensive income                                                     37.4
Issuance of common shares
  held in treasury                                                          2.8
Purchase of common shares                                                 (15.7)
Preferred Stock dividends                                                  (9.8)
                                              -----         ------       ------
Balance, September 30, 1998                   $(0.2)         $(3.0)      $403.9
                                                                         ------
Net income                                                                 63.2
Foreign currency translation                                  (5.7)        (5.7)
Minimum pension liability                      (4.0) (a)                   (4.0)
                                                                         ------
  Comprehensive income                                                     53.5
Issuance of common shares
  held in treasury                                                          5.6
Purchase of common shares                                                 (10.0)
Preferred Stock dividends                                                  (9.7)
Conversion of Preferred Stock                                               -


                                              $(4.2)         $(8.7)      $443.3
                                              =====          =====       ======

(a) Net of tax benefits of $2.9 million and $0.1 million for fiscal 1999 and 1998, respectively.


See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements


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


REVENUE RECOGNITION


Revenue is recognized when products are shipped and when title and risk of loss transfer to the customer. For certain large multi-location customers, products may be shipped to third-party warehousing locations. Revenue is not recognized until the customer places orders against that inventory and acknowledges in writing ownership of the goods. Provisions for estimated returns and allowances are recorded at the time of shipment.


RESEARCH AND DEVELOPMENT


All costs associated with research and development are charged to expense as incurred. Expense for fiscal 1999, 1998 and 1997 was $21.7 million, $14.8 million and $10.0 million, respectively.


ADVERTISING AND PROMOTION


The Company advertises its branded products through national and regional media, and through cooperative advertising programs with retailers. Retailers are also offered pre-season stocking and in-store promotional allowances. Certain products are also promoted with direct consumer rebate programs. Advertising and promotion costs (including allowances and rebates) incurred during the year are expensed ratably to interim periods in relation to revenues. All advertising and promotions costs, except for production costs, are expensed within the fiscal year in which such costs are incurred. Production costs for advertising programs are deferred until the period in which the advertising is first aired.


EARNINGS PER COMMON SHARE


Basic earnings per common share is based on the weighted-average number of common shares outstanding each period. Diluted earnings per common share is based on the weighted-average number of common shares and dilutive potential common shares (stock options, convertible preferred stock and warrants) outstanding each period.


USE OF ESTIMATES


The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. The most significant of these estimates are related to the allowance for doubtful accounts, inventory valuation reserves, expected useful lives assigned to property, plant and equipment and goodwill and other intangible assets, legal and environmental accruals, post-retirement benefits, promotional and consumer rebate liabilities, income taxes and contingencies. Although these estimates are based on management's best knowledge of current events and actions which the Company may undertake in the future, actual results ultimately may differ from the estimates.


INVENTORIES


Inventories are principally stated at the lower of cost or market, determined by the FIFO method; however, certain growing media inventories are accounted for by the LIFO method. At September 30, 1999 and 1998, approximately 8% and 12% of inventories, respectively, are valued at the lower of LIFO cost or market. Inventories include the cost of raw materials, labor and manufacturing overhead. The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value.


LONG-LIVED ASSETS


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

Land improvements                                                    10-25 years

Buildings                                                            10-40 years

Machinery and equipment                                              3-15 years

Furniture and fixtures                                               6-10 years

Software                                                             3-8 years

Interest is capitalized on all significant capital projects. The Company capitalized $1.8 million and $0.8 million of interest costs during fiscal 1999 and 1998, respectively.


Goodwill arising from business acquisitions is amortized over its useful life, which is generally 40 years, on a straight-line basis. Intangible assets include patents and trademarks which are valued at acquisition through independent appraisals. Debt issuance costs are being amortized over the terms of the various agreements. Patents and trademarks are being amortized on a straight-line basis over periods varying from 7 to 40 years. Accumulated amortization at September 30, 1999 and 1998 was $96.2 million and $71.7 million, respectively.


Management assesses the recoverability of property and equipment, goodwill, trademarks and other intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its future undiscounted cash flows. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value.


INTERNAL USE SOFTWARE


In July of fiscal 1998, the Company announced an initiative designed to enhance its information system resources. The project includes re-design of certain key business processes and the installation of new software on a world-wide basis over the next several years. SAP has been chosen as the primary software provider for this project. The Company is accounting for the costs of the project in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, costs other than reengineering are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage, or the post-implementation/operation stage. All reengineering costs are expensed as incurred.

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


All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated into U.S. dollar equivalents at year-end exchange rates. Translation gains and losses are accumulated as a separate component of other comprehensive income and included in shareholders' equity. Income and expense items are translated at average monthly exchange rates. Foreign currency transaction gains and losses are included in the determination of net income.


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


RECLASSIFICATIONS


Certain reclassifications have been made to the prior years' financial statements to conform to fiscal 1999 classifications.


NOTE 2.  DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS


(in millions)                                         1999               1998
-------------                                         ----               ----
INVENTORIES, NET:

  Finished Goods                                   $  206.4             $  121.0

  Raw Materials                                       106.5                 55.8
                                                   --------             --------

  FIFO Cost                                           312.9                176.8

  LIFO Reserve                                          0.3                  0.9
                                                   --------             --------

  Total                                            $  313.2             $  177.7
                                                   ========             ========


Inventory balances are shown net of provisions for slow moving and obsolete inventory of $30.5 million and $12.0 million as of September 30, 1999 and 1998, respectively.


(in millions)                                             1999           1998
-------------                                             ----           ----

PROPERTY, PLANT AND EQUIPMENT, NET:

  Land and improvements                                $    41.4      $    41.1

  Buildings                                                 88.2           70.9

  Machinery and equipment                                  213.7          169.7

  Furniture and fixtures                                    19.8           17.0

  Software                                                  32.6            3.7

  Construction in progress                                  26.3           28.8

  Less: accumulated depreciation                          (162.6)        (134.2)
                                                       ---------      ---------

  Total                                                $   259.4      $   197.0
                                                       =========      ==========



(in millions)                                            1999             1998
-------------                                            ----             ----
INTANGIBLE ASSETS, NET:

  Goodwill                                             $   508.6      $   268.1

  Trademarks                                               207.9          144.0

  Other                                                     77.6           23.0
                                                       ---------      ---------

  Total                                                $   794.1      $   435.1
                                                       =========      ==========



(in millions)                                            1999             1998
-------------                                            ----             ----



ACCRUED LIABILITIES:

  Payroll and other compensation accruals              $    42.5      $    20.4

  Advertising and promotional accruals                      56.4           26.5

  Other                                                     58.8           78.0
                                                       ---------      ---------

  Total                                                $   157.7      $   124.9
                                                       =========      ==========



(in millions)                                            1999             1998
-------------                                            ----             ----
OTHER NON-CURRENT LIABILITIES:

  Accrued pension and postretirement liabilities       $    50.4      $    26.0

  Environmental reserves                                    11.5            6.2

  Other                                                      3.9            8.0
                                                       ---------      ---------

  Total                                                $    65.8      $    40.2
                                                       =========      ==========


NOTE 3.  AGENCY AGREEMENT


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


NOTE 4.  RESTRUCTURING AND OTHER CHARGES


1999 Charges


During fiscal 1999, the Company recorded $1.4 million of restructuring charges associated with management's decision to reorganize the North American Professional Business Group to strengthen distribution and technical sales support, integrate brand management across market segments and reduce annual operating expenses. These charges represent costs to sever approximately 60 in-house sales associates that were terminated in fiscal 1999. Approximately $1.1 million of severance payments were made to these former associates during fiscal 1999; the remaining $0.3 million is expected to be paid in fiscal 2000.

1998 Charges


During fiscal 1998, the Company recorded $20.4 million of restructuring and other charges, $15.4 million of which is identified separately within operating expenses, $2.9 million of which is included in cost of sales and $2.1 million of which is included in selling, general and administrative expenses. These charges were primarily associated with three restructuring activities: (1) the consolidation of the Company's two U.K. operations into one lower-cost business;
(2) the closure of nine composting operations in the U.S. that collect yard and compost waste for certain municipalities; and (3) the sale or closure of certain other U.S. plants and businesses. Most of these restructuring efforts were completed during fiscal 1999, except as noted otherwise below.


Consolidation of UK Operations

In connection with management's decision in the second quarter of fiscal 1998 to consolidate the Company's two U.K. operations (Miracle Garden Care and Levington, into The Scotts Company (UK) Ltd.), the Company recorded charges of $6.0 million which consisted of:


1. $0.9 million to write-off the remaining carrying value of certain property and equipment. In connection with the integration of the U.K. businesses, management elected to move certain production lines from a Miracle Garden care facility in Howden to the newly acquired Levington facility in Bramford. As a result, certain production equipment at the Howden facility will no longer be utilized. In addition, certain computer hardware and software equipment previously used by the Miracle Garden Care business will no longer be utilized as a result of electing to use acquired information systems of the Levington business. The Company ceased utilization of the production and computer equipment in the fourth quarter of fiscal 1998. The assets written-off had nominal value and were scrapped or abandoned.


2. $2.1 million to write-off packaging materials rendered obsolete as a result of new packaging design and to provide for costs incurred in 1998 to relaunch products under a single, integrated branding strategy. The charges associated with these actions were $0.8 million and $1.3 million, respectively.


3. $1.4 million of severance costs associated with the termination of 25 employees of the Company's Miracle Garden Care operation that were made redundant by the integration of the two U.K. businesses. As of September 30, 1998, six employees had been terminated. The remaining employees were terminated in fiscal 1999. All severance costs accrued at September 30, 1998 have been paid (except for an adjustment of $0.3 million for overaccrual).


4. $0.6 million to write-off inventory rendered obsolete by the integration activities and $0.8 million for costs incurred in fiscal 1998 for other integration-related costs.


Closure of Compost Sites

In connection with management's decision in the fourth quarter of fiscal 1998 to close nine composting sites, the Company recorded charges of $9.3 million which consisted of:


1. $4.5 million for costs to be incurred under contractual commitments for which no future revenues will be realized. These costs are associated with the final processing of remaining compost materials, as required, through the end of the operating contract with the applicable municipality but after the time when revenue-producing activities cease. Six of the composting sites have operating contracts that ended in fiscal 1999 for which $2.9 million was accrued; the operating contracts for the three remaining sites will expire in fiscal 2000 for which $1.6 million was accrued.

2. $3.2 million to write-down to estimated fair value certain machinery and equipment in accordance with SFAS No. 121 for assets held for use. Depreciation will continue to be recognized during revenue- producing periods. Fixed assets at facilities that have ceased operations have been abandoned or scrapped.


3. $1.1 million to write-off inventory which must be disposed of as a result of closing the various composting sites. Such inventory must be removed from the applicable sites and has only nominal value.


4. $0.5 million for remaining lease obligations after revenue-producing activities cease on certain machinery and equipment at the sites.


The composting facilities being closed as part of these restructuring initiatives recorded losses included in the Company's consolidated results of operations of approximately $3.0 and $2.0 for the fiscal years ended September 30, 1998 and 1997, respectively.


Sale and Closure of Certain U.S. Plants and Businesses:

The charge for sale or closure of certain other U.S. plants or businesses was $5.1 million and consisted of:


1. $4.5 million to write-down to net realizable value the assets associated with the Company's AgrEvo pesticides business. The Company elected to divest these assets in order to avoid potential trade conflicts associated with the Company's purchase of the Ortho business and the signing of the Roundup(R) marketing agreement. The AgrEvo business incurred an operating loss of $0.8 million in fiscal 1998 and $0.5 million in fiscal 1999 before being sold in February 1999.

2. $0.6 million to write-off and close a single Growing Media production facility in New York that was deemed to be redundant after the purchase of the EarthGro business in February 1998. The closure of this facility was completed in September 1998.

The following is a rollforward of the Company's 1998 restructuring charges:


                                                                          Fiscal 1998 activity           Fiscal 1999 activity
                                                                          --------------------           --------------------
                                            Type     Classification     Charge    Payments   Balance  Payments  Adjustments  Balance
                                            ----     --------------     ------    --------   -------  --------  -----------  -------

Consolidation of UK operations
   Property and equipment demolition       Cash       Restructuring    $  0.2     $ --       $  0.2   $ (0.2)    $ --          --
   Product relaunch costs                  Cash       SG&A                1.3       (0.4)       0.9     (0.9)      --          --
   Severance costs                         Cash       Restructuring       1.4       (0.3)       1.1     (0.8)      (0.3)       --
   Other integration costs                 Cash       SG&A                0.8       (0.4)       0.4     (0.4)      --          --
                                                                       ------
                                                                          3.7

   Property and equipment write-offs       Non-cash   Restructuring       0.9
   Obsolete packaging write-offs           Non-cash   Cost of sales       0.8
   Other inventory write-offs              Non-cash   Cost of sales       0.6
                                                                       ------
                                                                          2.3

Closure of compost sites
    Costs under contractual commitments     Cash       Restructuring      4.5       --          4.5     (4.1)      --           0.4
    Lease obligations                       Cash       Restructuring      0.5       --          0.5      --        --           0.5
                                                                        ------
                                                                          5.0

   Property and equipment write-offs       Non-cash   Restructuring       3.2
   Inventory write-offs                    Non-cash   Cost of sales       1.1
                                                                       ------
                                                                          4.3

Other businesses/plants
   Sale of Agrevo business                 Non-cash   Restructuring       4.5
   Property and equipment write-offs       Non-cash   Restructuring       0.2
   Inventory write-offs                    Non-cash   Cost of sales       0.4
                                                                       ------
                                                                       $  5.1


During fiscal 1999, the restructuring reserve established to integrate the U.K. businesses was reduced by $0.3 for overestimates of severance costs. The reserves remaining at September 30, 1999 associated with the closure of certain compost sites are expected to be paid in fiscal 2000.

NOTE 5.  ACQUISITIONS

In January 1999, the Company acquired the assets of Monsanto's consumer lawn and garden businesses, exclusive of the Roundup(R) business ("Ortho"), for approximately $300 million, subject to adjustment based on working capital as of the closing date and as defined in the purchase agreement. Based on the estimate of working capital received from Monsanto, the Company made an additional payment of $39.9 million at the closing date. The Company has subsequently provided Monsanto with its estimate of working capital, which would result in a substantial reduction in the total purchase price. Monsanto has subsequently provided the Company with a revised assessment of working capital which would increase the final purchase price. The Company and Monsanto have resolved many of the items in dispute and are currently in negotiations to resolve the remaining disputed items.

In October 1998, the Company acquired Rhone-Poulenc Jardin, continental Europe's largest consumer lawn and garden products company. Management's initial estimate of the purchase price for Rhone-Poulenc Jardin was $216 million, however subsequent adjustments for reductions in acquired working capital have resulted in a final purchase price of approximately $170 million.

In February 1998, the Company acquired all the shares of EarthGro, Inc. ("EarthGro"), a regional growing media company located in Glastonbury, Connecticut, for approximately $47.0 million, including deal costs and refinancing of certain assumed debt.


In December 1997, the Company acquired all the shares of Levington Group Limited ("Levington"), a leading producer of consumer and professional lawn fertilizer and growing media in the United Kingdom, for approximately $94.0 million, including deal costs and refinancing of certain assumed debt.


During fiscal 1999 and 1998, the Company also invested in or acquired other entities consistent with its long-term strategic plan. These investments include Asef Holdings BV, Scotts Lawn Service, Sanford Scientific, Inc. and certain intangible assets acquired in Ireland.


Each of the above acquisitions was made in exchange for cash or notes due to seller and was accounted for under the purchase method of accounting. Accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Intangible assets associated with the purchase of Rhone-Poulenc Jardin, EarthGro and Levington were $137.3 million, $23.3 million and $62.8 million, respectively. Final determination of the purchase price of the Ortho business, as well as the allocation of the purchase price to the net assets acquired, is not complete as of September 30, 1999. The excess of the estimated purchase price over the value of tangible assets acquired is currently recorded as an intangible asset and is being amortized over a period of 35 years. Intangible assets associated with the other acquisitions described above are approximately $37.0 million on a combined basis.

The following unaudited pro forma results of operations give effect to the Ortho, Rhone-Poulenc Jardin, EarthGro and Levington acquisitions and the Roundup(R) marketing agreement as if they had occurred on October 1, 1997.

(in millions)                                         1999               1998
-------------                                         ----               ----
Net sales                                        $   1,681.3        $   1,513.8

Income before extraordinary loss                        60.7               46.4

Net income                                              54.8               45.7

Basic earnings per share:

  Before extraordinary loss                      $       2.79       $       1.96

  After extraordinary loss                               2.47               1.92

Diluted earnings per share:

  Before extraordinary loss                      $       1.99       $       1.53

  After extraordinary loss                               1.80               1.51


The pro forma information provided does not purport to be indicative of actual results of operations if the Ortho, Rhone-Poulenc Jardin, EarthGro and Levington acquisitions and the Roundup(R) marketing agreement had occurred as of October 1, 1997 and is not intended to be indicative of future results or trends.


NOTE 6.  RETIREMENT PLANS


In September 1997, in conjunction with the decision to offer a new defined contribution retirement savings plan to domestic Company associates, management decided to suspend benefits under its Scotts and Sierra defined benefit pension plans. The suspension of benefits under the defined benefit plans was accounted for as a curtailment under SFAS No. 88 ("Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits"). The gain resulting from the curtailment of the qualified plans, as well as the curtailment of the non-qualified plan discussed below, was less than $0.1 million.


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


The following table sets forth the changes in the projected benefit obligations for the curtailed pension plans for fiscal 1999 and 1998:


(in millions)                                        1999                1998
-------------                                        ----                ----
Beginning balance                                  $  56.9              $  49.9

Service cost                                          --                   --

Interest cost                                          4.2                  3.6

Actuarial losses                                       1.2                  6.2

Benefits paid                                         (3.3)                (2.8)
                                                   -------              -------

Ending balance                                     $  59.0              $  56.9
                                                   =======              =======


The following table sets forth the changes in the fair value of the net assets of the curtailed pension plans for fiscal 1999 and 1998:


(in millions)                                           1999              1998
-------------                                           ----              ----
Beginning balance                                     $  58.0           $  53.9

Actual return on plan assets                              2.1               6.3

Employer contributions                                   --                 0.6

Benefits paid                                            (3.3)             (2.8)
                                                      -------           -------
Ending Balance                                        $  56.8           $  58.0
                                                      =======           =======


The following table sets forth the plans' funded status and the related amounts recognized in the Consolidated Balance Sheets:

                                                                         SEPTEMBER 30,

(in millions)                                                         1999        1998
-------------                                                         ----        ----

Actuarial present value of projected
  benefit obligations:

  Vested benefits                                                   $ (58.6)     $ (49.3)

  Nonvested benefits                                                   (0.4)        (7.6)
                                                                      -----        -----

                                                                      (59.0)       (56.9)

Plan assets at fair value, primarily corporate bonds,

  U.S. Government bonds and cash equivalents                           56.8         58.0
                                                                    -------      -------

Plan assets (less) greater than projected benefit obligations          (2.2)         1.1

Unrecognized losses                                                     6.9          3.7
                                                                    -------      -------

Prepaid pension costs                                               $   4.7      $   4.8
                                                                    =======      =======


Prepaid benefit costs                                               $  --        $   4.8

Accrued benefit liability                                              (2.2)        --

Accumulated other comprehensive income                                  6.9         --
                                                                    -------      -------

Prepaid pension costs                                               $   4.7      $   4.8
                                                                    =======      =======


Pension cost includes the following components:

                                                          FISCAL YEAR ENDED
                                                            SEPTEMBER 30,
(in millions)                                  1999            1998           1997
-------------                                  ----            ----           ----
Service cost                                   $ --          $ --          $  1.9

Interest cost                                     4.2           3.6           4.1

Expected return on plan assets                   (4.5)         (3.7)         (7.0)

Net amortization and deferral                     0.4          --             2.8
                                               ------        ------        ------
Net pension cost                               $  0.1        $ (0.1)       $  1.8
                                               ======        ======        ======


The weighted-average settlement rate used in determining the actuarial present value of the projected benefit obligation was 7.75% and 6.75% as of September 30, 1999 and 1998, respectively. Future compensation was assumed to increase 4% annually for fiscal 1997. The expected long-term rate of return on plan assets was 8.0% and 7.0% for fiscal 1999 and 1998, respectively.


The Company also sponsors the following pension plans associated with the international businesses it has acquired: Scotts Europe BV, The Scotts Company
(UK) Ltd., Miracle Garden Care, Scotts France SAS, Scotts Celaflor GmbH (Germany) and Scotts Celaflor HG (Austria). These plans generally cover all associates of the respective businesses and retirement benefits are generally based on years of service and compensation levels. The pension plans for Scotts Europe BV, The Scotts Company UK and Miracle Garden Care are funded plans. The remaining international pension plans are not funded by separately held plan assets.

The following table sets forth the changes in the projected benefit obligations for the international plans on a combined basis for fiscal 1999 and 1998:



(in millions)                                           1999              1998
-------------                                           ----              ----
Beginning balance                                       $  61.7          $ 47.0

Service cost                                                2.8             2.9

Interest cost                                               3.6             3.2

Participant contributions                                   0.5             0.3

Actuarial (gains) losses                                    7.6            (0.2)

Benefits paid                                              (3.0)           (1.2)
                                                        -------          ------

Ending balance                                          $  73.2          $ 52.0
                                                        =======          ======


The following table sets forth the changes in the fair value of the net assets of the international plans on a combined basis for fiscal 1999 and 1998:


(in millions)                                           1999              1998
-------------                                           ----              ----
Beginning balance                                       $  49.1          $ 49.2

Return on plan assets                                      10.3             1.4

Employer contributions                                      2.7             1.2

Participant contributions                                   0.6             0.3

Benefits paid                                              (2.8)           (1.2)
                                                        -------          ------

Ending balance                                          $  59.9          $ 50.9
                                                        =======          ======


The following table sets forth the funded status and net amount recognized in the Consolidated Balance Sheets for the Company's international plans on a combined basis at September 30, 1999 and 1998:


                                                                SEPTEMBER 30,
(in millions)                                              1999              1998
-------------                                              ----              ----
Projected benefit obligations                             (73.2)            (52.0)

Plan assets at fair value                                  59.9              50.9
                                                        -------           -------

Projected benefit obligations

  in excess of plan assets                                (13.3)             (1.1)

Unrecognized items                                         (0.5)             (0.3)
                                                        -------           -------

Accrued benefit costs                                   $ (13.8)          $  (1.4)
                                                        =======           =======




                                                                                  SEPTEMBER 30,
(in millions)                                                                1999              1998
-------------                                                                ----              ----
Plans with benefit obligations in excess of plan assets:

Aggregate projected benefit obligations                                    $  33.7            $ 20.0

Aggregate fair value of plan assets                                           20.0              17.4


Plans with plan assets in excess of benefit obligations:

Aggregate projected benefit obligations                                    $  39.5            $ 32.0

Aggregate fair value of plan assets                                           39.9              33.5


Pension costs for the international plans on a combined basis consisted of the following components for fiscal 1999 and 1998:

                                                                                    FISCAL YEAR ENDED
                                                                                       SEPTEMBER 30,

(in millions)                                                                      1999            1998
-------------                                                                      ----            ----
Service cost                                                                        $ 3.2           $ 2.8

Interest cost                                                                         3.6             3.1

Expected return on plan assets                                                       (3.7)            0.4

Net amortization                                                                      0.3            (3.2)
                                                                                    -----           -----

Net pension cost                                                                    $ 3.4           $ 3.1
                                                                                    =====           =====


The range of actuarial assumptions used for the various international plans for the years presented were:

Settlement rates                                                     4.5% - 6.3%

Compensation increases                                               2.0% - 4.0%

Rates of return on plan assets                                       4.0% - 8.0%


At September 30, 1997, the Company also curtailed its non-qualified supplemental pension plan which provides for incremental pension payments from the Company so that total pension payments equal amounts that would have been payable from the Company's pension plans if it were not for limitations imposed by income tax regulations.


The following table sets forth the changes in the projected benefit obligations for the non-qualified plan for fiscal 1999 and 1998:

(in millions)                                          1999               1998
-------------                                          ----               ----
Beginning balance                                    $  1.8              $  1.5

Service cost                                           --                  --

Interest cost                                           0.1                 0.1

Actuarial losses                                        0.1                 0.3

Benefits paid                                          (0.1)               (0.1)
                                                     ------              ------

Ending balance                                       $  1.9              $  1.8
                                                     ======              ======



The following table sets forth the funded status of the non-qualified plan at September 30, 1999 and 1998:

(in millions)                                                   1999        1998
-------------                                                   ----        ----
Actuarial present value of benefit obligations:

    Vested benefits                                            $ (1.8)     $ (1.6)

    Nonvested benefits                                           (0.1)       (0.2)
                                                               ------      ------

Projected benefit obligations                                    (1.9)       (1.8)

Plan assets at fair value                                        --          --
                                                               ------      ------

Plan assets less than projected benefit obligations              (1.9)       (1.8)

Unrecognized losses                                               0.4         0.3
                                                               ------      ------

Net pension liability                                          $ (1.5)     $ (1.5)
                                                               ======      ======

Accrued benefit liability                                      $ (1.9)     $ (1.8)

Accumulated other comprehensive income                            0.4         0.3
                                                               ------      ------

Net pension liability                                          $ (1.5)     $ (1.5)
                                                               ======      ======

Pension expense for the plan was $0.2 million, $0.1 million and $0.2 million in fiscal 1999, 1998 and 1997, respectively, consisting primarily of interest costs on the projected benefit obligations.


The actuarial assumptions used for the non-qualified supplemental pension plan were the same as those used for the curtailed qualified plans as described above.


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

The following table sets forth the changes in the accumulated post retirement benefit obligation for the retiree medical plan for fiscal 1999 and 1998:

(in millions)                                             1999               1998
-------------                                             ----               ----
Beginning balance                                       $  15.2           $  13.6

Service cost                                                0.4               0.4

Interest cost                                               1.1               1.0

Contribution by participants                                0.2               0.2

Actuarial loss                                              0.1               0.9

Benefits paid                                              (1.2)             (0.9)
                                                        -------           -------

Ending balance                                          $  15.8           $  15.2
                                                        =======           =======

The following table sets forth the changes in the fair value of the assets of the retiree medical plan for fiscal 1999 and 1998:


(in millions)                                          1999               1998
-------------                                          ----               ----
Beginning balance                                    $    -              $    -

Company contributions                                    0.9                 0.7

Contributions by participants                            0.3                 0.2

Benefits paid                                           (1.2)               (0.9)
                                                     -------             -------

                                                     $    -              $    -
                                                     =======             =======


The following table sets forth the retiree medical plan status reconciled to the amounts included in the Consolidated Balance Sheets, as of September 30, 1999 and 1998.

(in millions)                                                    1999        1998
-------------                                                    ----        ----
Accumulated postretirement benefit obligation:

  Retirees                                                     $   8.9     $   7.3

  Fully eligible active plan participants                          0.5         0.4

  Other active plan participants                                   6.4         7.4
                                                               -------     -------

Total accumulated postretirement benefit obligation               15.8        15.1

Unrecognized prior service costs                                   5.0         5.0

Unrecognized net gains                                             5.6         5.9
                                                               -------     -------

Accrued postretirement liability                               $  26.4     $  26.0
                                                               =======     =======



Net periodic postretirement benefit cost includes the following components:


                                                          FISCAL YEAR ENDED
                                                             SEPTEMBER 30,

(in millions)                                       1999        1998        1997
-------------                                       ----        ----        ----
Service cost                                       $  0.4      $  0.4      $  0.3

Interest cost                                         1.1         1.0         1.1

Net amortization                                     (1.0)       (1.3)       (1.2)
                                                   ------      ------      ------

Net periodic postretirement benefit cost           $  0.5      $  0.1      $  0.2
                                                   ======      ======      ======


The discount rates used in determining the accumulated postretirement benefit obligation were 7.5% and 6.75% in fiscal 1999 and 1998, respectively. For measurement purposes, annual rates of increase in per capita cost of covered retiree medical benefits assumed for fiscal 1999 and 1998 were 7.25% and 7.75% respectively. The rate was assumed to decrease gradually to 5.5% through the year 2003 and remain at that level thereafter. A 1% increase in the health care cost trend rate assumptions would increase the accumulated postretirement benefit obligation (APBO) as of September 30, 1999 and 1998 by $0.5 million and $0.7 million, respectively. A 1% increase or decrease in the same rate would not have a material effect on service or interest costs.

Effective January 1, 1998, the Scotts, Hyponex and Sierra defined contribution profit sharing and 401(k) plans were merged and the surviving plan was expanded and amended to serve as the sole, active retirement savings plan for substantially all U.S. employees. Full-time employees may participate in the plan on the first day of the month after being hired. Temporary employees may participate after working at least 1,000 hours in their first twelve months of employment and after reaching the age of 21. The plan allows participants to contribute up to 15% of their compensation in the form of pre-tax or post-tax contributions. The Company provides a matching contribution equivalent to 100% of participants' initial 3% contribution and 50% of the participants' remaining contribution up to 5%. Participants are immediately vested in employee contributions, the Company's matching contributions and the investment return on those monies. The Company also provides a 2% automatic base contribution to employees' accounts regardless of whether employees are active in the plan. Participants become vested in the Company's 2% base contribution after three years of service. The Company recorded charges of $8.4 million and $4.7 million under the new plan in fiscal 1999 and 1998, respectively. Under the terminated profit sharing and 401(k) plans, the Company recorded charges of $2.3 million in fiscal 1997.


The Company is self-insured for certain health benefits up to $0.2 million per occurrence per individual. The cost of such benefits is recognized as expense in the period the claim is incurred. This cost was $11.0 million, $8.6 million and $7.9 million in fiscal 1999, 1998 and 1997, respectively. The Company is self-insured for State of Ohio workers compensation up to $0.5 million per claim. Claims in excess of stated limits of liability and claims for workers compensation outside of the State of Ohio are insured with commercial carriers.


NOTE 8.  DEBT


                                                                  SEPTEMBER 30,
(in millions)                                                1999            1998
-------------                                                ----            ----
Revolving loans under credit facility                     $   64.2        $  253.5

Term loans under credit facility                             509.0            --

Senior subordinated notes                                    318.0            99.5

Notes due to sellers                                          37.0             5.6

Foreign bank borrowings and term loans                        17.6             9.0

Capital lease obligations and other                            4.2             4.9
                                                          --------        --------

                                                             950.0           372.5

Less current portions                                         56.4            13.3
                                                          --------        --------

                                                          $  893.6        $  359.2
                                                          ========        ========



Maturities of short and long-term debt, including capital leases for the next five fiscal years and thereafter are as follows:


                                               CAPITAL         OTHER
(in millions)                                  Leases          Debt
-------------                                  ------          ----
2000                                          $  1.5          $ 54.6

2001                                             1.2            44.5

2002                                             0.1            57.0

2003                                               -            58.1

2004                                               -            48.4

Thereafter                                        -            702.7
                                              ------          ------

                                              $  2.8          $965.3
Less: amounts representing interest             (0.2)          (17.9)
                                              ------          ------
                                              $  2.6          $947.4
                                              ======          ======

On December 4, 1998, Scotts and certain of its subsidiaries entered into a new credit facility which provides for borrowings in the aggregate principal amount of $1.025 billion and consists of term loan facilities in the aggregate amount of $525 million and a revolving credit facility in the amount of $500 million. Proceeds from borrowings under the new credit facility of approximately $241.0 million were used to repay amounts outstanding under the then existing credit facility. The Company recorded a $0.4 million extraordinary loss, net of tax, in connection with the retirement of the previous facility.

In February 1998, the Company had entered into a credit facility to replace its then existing credit facility, which resulted in an extraordinary loss of $0.7 million, net of tax, for the write-off of unamortized deferred financing costs. The term loan facilities consist of three tranches.

The Tranche A Term Loan Facility consists of three sub-tranches of French Francs, German Deutschemarks and British Pounds Sterling in an aggregate principal amount of $265 million which are to be repaid quarterly over a 6-1/2 year period. The Tranche B Term Loan Facility is a 7-1/2 year term loan facility in an aggregate principal amount of $140 million, which is to be repaid in nominal quarterly installments for the first 6-1/2 years and in substantial quarterly installments in the final year. The Tranche C Term Loan Facility is a 8-1/2 year term loan facility in an aggregate principal amount of $120 million, which is to be repaid in nominal quarterly installments for the first 7-1/2 years and in substantial quarterly installments in the final year.


The revolving credit facility provides for borrowings up to $500 million, which are available on a revolving basis over a term of 6-1/2 years. A portion of the revolving credit facility not to exceed $100 million is available for the issuance of letters of credit. A portion of the facility not to exceed $225 million is available for borrowings in optional currencies, including German Deutschemarks, British Pounds Sterling, French Francs, Belgian Francs, Italian Lira and other specified currencies, provided that the outstanding revolving loans in optional currencies other than British Pounds Sterling does not exceed $120 million. The outstanding principal amount of all revolving credit loans may not exceed $150 million for at least 30 consecutive days during any calendar year.


Interest rates and commitment fees pursuant to the new credit facility vary according to the Company's leverage ratios and also within tranches. The weighted-average interest rate on the Company's variable rate borrowings at September 30, 1999 was 7.68%. In addition, the new credit facility requires that the Company enter into hedge agreements to the extent necessary to provide that at least 50% of the aggregate principal amount of the 8 5/8% Senior Subordinated Notes due 2009 and term loan facilities is subject to a fixed interest rate. Financial covenants include minimum net worth, interest coverage and net leverage ratios. Other covenants include limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sale of assets, leases, dividends, capital expenditures, and investments, among others. The Company and all of its domestic subsidiaries pledged substantially all of their personal, real and intellectual property assets as collateral on the borrowings under the credit facility. The Company and its subsidiaries also pledged the stock in foreign subsidiaries that borrow under the credit facility.


Approximately $12.6 million of financing costs associated with the new credit facility have been deferred as of September 30, 1999 and are being amortized over a period of approximately 7 years.


In January 1999, the Company completed an offering of $330 million of 8 5/8% Senior Subordinated Notes ("the Notes") due 2009. The net proceeds from the offering, together with borrowings under the Company's credit facility, were used to fund the Ortho acquisition and to repurchase approximately 97% of Scotts $100.0 million outstanding 9 7/8% Senior Subordinated Notes due August 2004. The Company recorded an extraordinary loss before tax on the extinguishment of the 9 7/8% notes of approximately $9.3 million, including a call premium of $7.2 million and the write-off of unamortized issuance costs and discounts of $2.1 million. Approximately $11.4 million of issuance costs associated with the Notes have been deferred as of September 30, 1999 and are being amortized over the term of the Notes.


In August 1999, the Company repurchased the remaining $2.9 million of the 9 7/8% Senior Subordinated Notes, resulting in an extraordinary loss, net of tax, of $0.1 million.


The Company entered into two interest rate locks in fiscal 1998 to hedge its anticipated interest rate exposure on the Notes offering. The total amount paid under the interest rate locks of $12.9 million has been recorded as a reduction of the Notes' carrying value and is being amortized over the life of the Notes as interest expense.

In conjunction with the acquisitions of Rhone-Poulenc Jardin and Sanford Scientific, notes were issued for certain portions of the total purchase price that are to be paid in annual installments over a four-year period. The present value of remaining note payments is $32.2 million and $4.8 million, respectively. The Company is imputing interest on the non-interest bearing notes using an interest rate prevalent for similar instruments at the time of acquisition.


The foreign term loans of $6.0 million issued on December 12, 1997, have an 8-year term and bear interest at 1% below LIBOR. The loans are denominated in Pounds Sterling and can be redeemed, on demand, by the note holder. The foreign bank borrowings of $11.6 million at September 30, 1999 represent lines of credit for foreign operations and are denominated in French Francs, Australian Dollars and Dutch Gilders.


NOTE 9.  SHAREHOLDERS' EQUITY


(in millions)                                              1999               1998
-------------                                              ----               ----
STOCK
Class A Convertible Preferred Stock, no par value:

  Authorized                                             0.2 shares        0.2 shares
  Issued                                                 0.2 shares        0.2 shares

Common shares, no par value

  Authorized                                             50.0 shares       50.0 shares
  Issued                                                 21.3 shares       21.1 shares


Class A Convertible Preferred Stock ("Preferred Shares") with a face amount of $195.0 million was issued in conjunction with the 1995 Miracle-Gro merger transactions. These Preferred Shares had a 5% dividend yield and were convertible upon shareholder demand into common shares at any time and at Scotts' option after May 2000 at $19.00 per common share. Additionally, warrants to purchase 3.0 million common shares of Scotts were issued as part of the purchase price. The warrants are exercisable upon shareholder demand for 1.0 million common shares at $21.00 per share, 1.0 million common shares at $25.00 per share and 1.0 million common shares at $29.00 per share. The exercise term for the warrants expires September 2003. The fair value of the warrants at issuance has been included in capital in excess of par value in the Company's Consolidated Balance Sheets.


In October 1999, all of the then outstanding Preferred Shares were converted into 10.1 million common shares. In exchange for the early conversion, Scotts paid the holders of the Preferred Shares $6.4 million. The amount represents the dividends on the Preferred Shares that otherwise would have been payable through May 2000, the month during which the Preferred Shares could first be redeemed by Scotts. In addition, Scotts agreed to accelerate the termination of many of the standstill provisions in the Miracle-Gro merger agreement that would otherwise have terminated in May 2000. These standstill provisions include the provisions related to the Board of Directors and voting restrictions, as well as restrictions on transfer. Therefore, the former shareholders of Stern's Miracle-Gro Products, Inc., including Hagedorn Partnership, L.P., may vote their common shares freely in the election of directors and generally on all matters brought before Scotts' shareholders. Following the conversion and the termination of the standstill provisions described above, the former shareholders of Miracle-Gro own approximately 41% of Scotts' outstanding common shares and have the ability to significantly control the election of directors and approval of other actions requiring the approval of Scotts' shareholders. In fiscal 1999, certain of the Preferred Shares were converted into 0.2 million common shares at the holders' option.

Under The Scotts Company 1992 Long Term Incentive Plan (the "1992 Plan"), stock options, stock appreciation rights and performance share awards were granted to officers and other key employees of the Company. The 1992 Plan also provided for the grant of stock options to non-employee directors of the Company. The maximum number of common shares that may be issued upon the exercise of options granted under the Plan is 1.7 million, plus the number of shares surrendered to exercise options (other than director options) granted under the 1992 Plan, up to a maximum of 1.0 million surrendered shares. Vesting periods under the 1992 Plan vary and are determined by the Compensation and Organization Committee of the Company's Board of Directors.


Under The Scotts Company 1996 Stock Option Plan (the "1996 Plan"), stock options may be granted to officers, other key employees and non-employee directors of the Company. The maximum number of common shares that may be issued under the 1996 Plan is 5.5 million. Vesting periods under the 1996 Plan vary and are determined by the Compensation and Organization Committee of the Company's Board of Directors.


Aggregate stock option activity consists of the following:

                                                                   Fiscal year ended September 30,

                                                           1999                        1998                      1997

                                                NUMBER OF       WTD. AVG.    NUMBER OF      WTD. AVG.    NUMBER OF       WTD. AVG.
(in millions)                                    SHARES          PRICE        SHARES          PRICE        SHARES          PRICE
-------------                                    ------          -----        ------          -----        ------          -----
Beginning balance                                 3.8         $   20.70         2.6         $   18.35         1.6         $   16.73

Options granted                                   1.4             35.70         1.4             29.43         1.1             20.18

Options exercised                                (0.2)            16.51        (0.1)            16.60        (0.1)            12.72

Options canceled                                 (0.1)            30.94        (0.1)            29.63         0.0             19.27
                                                -----                           ---                          ----
Ending balance                                    4.9             26.33         3.8             20.70         2.6             18.35
                                                -----                           ---                          ----

Exercisable at September 30                       1.9             19.77         1.8             18.17         1.5             17.30


The following summarizes certain information pertaining to stock options outstanding and exercisable at September 30, 1999:

(in millions)
                                                        OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                                                             WTD. AVG.       WTD. AVG.       WTD. AVG.
RANGE OF                                      NO. OF         REMAINING       EXERCISE         NO. OF           EXERCISE
EXERCISE PRICES                               OPTIONS          LIFE            PRICE          OPTIONS            PRICE
---------------                               -------          ----            -----          -------            -----
$9.90                                            0.1             2.05          $ 9.90             0.1             $ 9.90

$15.00-$20.00                                    1.7             6.01           17.82             1.2              17.12

$20.00-$25.00                                    0.4             6.79           21.32             0.3              21.01

$25.00-$30.00                                    0.7             8.18           27.08             0.1              26.64

$30.00-$35.00                                    1.0             9.03           31.77             0.2              32.67

$35.00-$40.00                                    0.9             9.81           35.96               -                  -

$40.00-$46.38                                    0.1             9.85           42.11               -                  -
                                                 ---                           ------             ---             ------

                                                 4.9                           $26.33             1.9             $19.77
                                                 ===                           ======             ===             ======


In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which changes the measurement, recognition and disclosure standards for stock-based compensation. The Company, as allowable, has adopted SFAS No. 123 for disclosure purposes only.


The fair value of each option granted has been estimated on the grant date using the Black-Scholes option-pricing model based on the following assumptions for those granted in fiscal 1999, 1998 and 1997: (1) expected market-price volatility of 24.44 %, 23.23% and 22.48%, respectively; (2) risk-free interest rates of 6.0%, 4.3% and 6.6%, respectively; and (3) expected life of options of 6 years. The estimated weighted-average fair value per share of options granted during fiscal 1999, 1998 and 1997 was $13.64, $9.28 and $8.00, respectively.

Had compensation expense been recognized for fiscal 1999, 1998 and 1997 in accordance with provisions of SFAS No. 123, the Company would have recorded net income and earnings per share as follows:

(in millions)                                            1999          1998          1997
-------------                                            ----          ----          ----
Net income used in per share calculation              $   55.3     $   31.3     $   37.3

Earnings per share:

  Basic                                               $    2.50    $    1.15    $    1.48

  Diluted                                             $    1.82    $    1.03    $    1.27

The pro forma amounts shown above are not necessarily representative of the impact on net income in future years as additional option grants may be made each year.


In fiscal 1998, the Company sold 0.3 million put options which give the holder the option to sell the Company's common shares to the Company at a strike price of $35.32. The options could only be exercised on their expiration date in May 1999 and expired unused. The premium received on the sale of the put options was considered additional paid-in capital. The put options did not impact the Company's earnings per share calculation during fiscal 1999 since they would have been anti-dilutive. The impact of the put options on the fiscal 1998 earnings per share calculation was less than $0.01 per share.


NOTE 10.  EARNINGS PER COMMON SHARE


The following table presents information necessary to calculate basic and diluted earnings per common share.


                                                                      YEAR ENDED
                                                                     SEPTEMBER 30,
(in millions)                                             1999           1998         1997
-------------                                              ----          ----         ----
BASIC EARNINGS PER COMMON SHARE:

Net income  before extraordinary loss                   $   69.1      $   37.0      $   39.5
Net income                                                  63.2          36.3          39.5
Class A Convertible Preferred Stock dividend                (9.7)         (9.8)         (9.8)
                                                        --------      --------      --------

Income available to common shareholders                     53.5          26.5          29.7

Weighted-average common shares outstanding during
  the period                                                18.3          18.7          18.6

Basic earnings per common share
  Before extraordinary item                             $    3.25     $    1.46     $    1.60
  After extraordinary item                              $    2.93     $    1.42     $    1.60

DILUTED EARNINGS PER COMMON SHARE:

Net income used in diluted earnings per
  common share calculation                              $   63.2      $   36.3      $   39.5

Weighted-average common shares outstanding
  during the period                                         18.3          18.7          18.6

Potential common shares:
  Assuming conversion of Class A Convertible
    Preferred Stock                                         10.2          10.3          10.3
  Assuming exercise of options                               1.0           0.7           0.3
  Assuming exercise of warrants                              1.0           0.6           0.1
                                                        --------      --------      --------

  Weighted-average number of common shares
    outstanding and dilutive potential common
    shares                                                  30.5          30.3          29.3

Diluted earnings per common share
  Before extraordinary item                             $    2.27     $    1.22     $    1.35
  After extraordinary item                              $    2.08     $    1.20     $    1.35


Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.

Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares (stock options, Class A Convertible Preferred Stock and warrants) outstanding during each period.

NOTE 11.  INCOME TAXES


The provision for income taxes, net of tax benefits associated with the 1999 and 1998 extraordinary losses of $4.1 million and $0.5 million, respectively, consists of the following:


                                                     YEAR ENDED SEPTEMBER 30,
(in millions)                                 1999           1998           1997
-------------                                 ----           ----           ----
Currently payable:
  Federal                                  $  34.5        $  22.1         $  21.6
  State                                        4.4            3.9             3.4
  Foreign                                      4.4            2.7             6.6

Deferred:
  Federal                                      0.5           (4.0)           (1.3)
  State                                        0.0           (0.3)           (0.2)
                                           -------        -------         -------

  Income tax expense                       $  43.8        $  24.4         $  30.1
                                           =======        =======         =======


The domestic and foreign components of income before taxes are as follows:


                                                YEAR ENDED SEPTEMBER 30,
(in millions)                              1999           1998           1997
-------------                              ----           ----           ----
Domestic                                  $100.0        $ 57.1         $ 58.7
Foreign                                      6.9           3.5           10.9
                                          ------        ------         ------
Income before taxes                       $106.9        $ 60.6         $ 69.6
                                          ======        ======         ======


A reconciliation of the federal corporate income tax rate and the effective tax rate on income before income taxes is summarized below:


                                                                                        YEAR ENDED SEPTEMBER 30,
                                                                                    1999           1998           1997
                                                                                    ----           ----           ----
Statutory income tax rate                                                           35.0%          35.0%         35.0%

Effect of foreign operations                                                        (0.7)          (1.6)

Goodwill amortization and other effects resulting
  from purchase accounting                                                           3.0            4.6           4.2

State taxes, net of federal benefit                                                  2.6            3.8           3.0
Other                                                                                1.1           (1.5)          1.0
                                                                                    ----           ----          ----

Effective income tax rate                                                           41.0%          40.3%         43.2%
                                                                                    =====          ====          ====


The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets at September 30 are:

(in millions)                                                                                     1999           1998
-------------                                                                                     ----           ----
Net current asset                                                                                $32.3           $20.8
Net non-current asset (liability)                                                                 11.3            (1.2)
                                                                                                  ----           -----
Net asset                                                                                        $43.6           $19.6
                                                                                                 =====           =====

The components of the net deferred tax asset are as follows:

                                                                SEPTEMBER 30,

(in millions)                                              1999             1998
-------------                                              ----             ----
ASSETS

  Inventories                                            $   6.1          $   5.9
  Accrued liabilities                                       35.5             11.7
  Postretirement benefits                                    9.6              9.8
  Foreign net operating losses                               1.9              6.0
  Other                                                     14.1             12.6
                                                         -------          -------

  Gross deferred tax assets                                 67.2             46.0
  Valuation allowance                                       (1.1)            (6.0)
                                                         -------          -------
  Net deferred tax assets                                   66.1             40.0

LIABILITIES
  Property, plant and equipment                            (22.5)           (20.4)
                                                         -------          -------
  Net asset                                              $  43.6          $  19.6
                                                         =======          =======


Net operating loss carryforwards in foreign jurisdictions were $1.9 million and $6.0 million at September 30, 1999 and 1998, respectively. The use of these acquired carryforwards is subject to limitations imposed by the tax laws of each applicable country.


As a result of tax planning strategies developed and implemented in fiscal 1999, the Company realized $0.8 million of certain net operating losses during fiscal 1999. As a result of acquisitions and reorganizations during fiscal 1999, $4.1 million of foreign net operating losses are no longer available. These amounts and the corresponding valuation allowance have been removed from the accounts. The valuation allowance of $1.1 million at September 30, 1999 is to provide for operating losses for which the benefits are not expected to be realized. The foreign net operating losses of $1.9 million can be carried forward indefinitely.


NOTE 12.  FINANCIAL INSTRUMENTS


A description of the Company's financial instruments and the methods and assumptions used to estimate their fair values are as follows:


LONG-TERM DEBT


At September 30, 1999, the Company had $330 million outstanding of 8 5/8% Senior Subordinated Notes due 2009 that were issued through a private offering. The fair value of these notes was estimated based on recent trading information. Variable rate debt outstanding at September 30, 1999 consists of revolving borrowings and term loans under the Company's credit facility and local bank borrowings for certain of the Company's foreign operations. The carrying amounts of these borrowings are considered to approximate their fair values.


At September 30, 1998, the Company had outstanding $100.0 million in principal amount of 9 7/8% Senior Subordinated Notes due 2004. The fair value of these notes was based on the quoted market prices for the same or similar issues. Borrowings at September 30, 1998 under the credit facility were at variable rates. The carrying amounts of these borrowings were considered to approximate their fair values.


INTEREST RATE SWAP AGREEMENTS


At September 30, 1999, the Company had outstanding five interest rate swaps with major financial institutions that effectively convert variable-rate debt to a fixed rate. One swap has a notional amount of 20.0 million British Pounds Sterling under a five-year term expiring in April 2002 whereby the Company pays 7.6% and receives three-month LIBOR. The remaining four swaps have notional amounts between $20 million and $35 million ($105 million in total) with three, four or five year terms commencing in January 1999. Under the terms of these swaps, the Company pays rates ranging from 5.05% to 5.18% and receives three-month LIBOR.


At September 30, 1998, the Company had outstanding the interest rate swap agreement with a notional amount of 20.0 million British Pounds Sterling.

The Company enters into interest rate swap agreements as a means to hedge its interest rate exposure on debt instruments. In addition, the Company's credit facility requires that the Company enter into hedge agreements to the extent necessary to provide that at least 50% of the aggregate principal amount of the Senior Subordinated Notes and term loans is subject to a fixed rate. Since the interest rate swaps have been designated as hedging instruments, their fair values are not reflected in the Company's Consolidated Balance Sheets. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. The fair value of the swap agreements was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date.


INTEREST RATE LOCKS


In fiscal 1998, the Company entered into two contracts, each with notional amounts of $100.0 million to lock the treasury rate component of the Company's anticipated offering of debt securities in the first quarter of fiscal 1999. One of the interest rate locks expired in October 1998 and was rolled over into a new rate lock that expired in February 1999. The other rate lock expired in February 1999.


The Company entered into the interest rate locks to hedge its interest rate exposure on the offering of the 9 7/8% Senior Subordinated Notes. Since the interest rate locks were designated as hedging instruments, their fair value was not reflected in the Company's Consolidated Balance Sheets; net amounts to be received or paid under the interest rate locks will be reflected as an adjustment to the carrying amount of the future debt offering. The fair value of the interest rate locks was estimated based on the difference between the contracted interest rates and the yield on treasury notes at September 30, 1998.


The estimated fair values of the Company's financial instruments are as follows for the fiscal years ended September 30:



                                            1999                      1998
                                   CARRYING       FAIR       CARRYING      FAIR
(in millions)                        AMOUNT       VALUE       AMOUNT       VALUE
-------------                        ------       -----       ------       -----
Long-term debt                     $  903.3     $  889.3     $  99.5     $  106.8
Interest rate swap agreement           --            2.8        --           (1.5)
         Interest rate locks           --           --          --          (16.7)

NOTE 13.  OPERATING LEASES

The Company leases buildings, land and equipment under various noncancellable lease agreements for periods of two to six years. The lease agreements generally provide that the Company pay taxes, insurance and maintenance expenses related to the leased assets. Certain lease agreements contain purchase options. At September 30, 1999, future minimum lease payments were as follows:

(in millions)
-------------
2000                                                              $18.6
2001                                                               15.1
2002                                                                8.9
2003                                                                5.2
2004                                                                2.9
Thereafter                                                          2.8
                                                                  -----
Total minimum lease payments                                      $53.5
                                                                  =====

The Company also leases transportation and production equipment under various one-year operating leases, which provide for the extension of the initial term on a monthly or annual basis. Total rental expenses for operating leases were $18.5 million, $13.5 million and $12.3 million for fiscal 1999, 1998 and 1997, respectively. The total to be received from sublease rentals in place at September 30, 1999 is $4.1 million.

NOTE 14.  COMMITMENTS

The Company has entered into the following purchase commitments:

SEED: The Company is obligated to make future purchases based on estimated yields. At September 30, 1999, estimated annual seed purchase commitments were as follows:


(in millions)
-------------
2000                                                            18.7

2001                                                            16.4

2002                                                             4.8

2003                                                             4.1

2004                                                             1.3



The Company made purchases of $13.2 million and $13.1 million under this obligation in fiscal 1999 and 1998, respectively.


UREA: The Company is obligated to purchase 100,000 tons of urea annually. The value to the Company based on current market prices of urea is approximately $12.0 million. The purchase commitments expire December 31, 2001. The Company purchased 172,000 tons and 104,000 tons under this obligation in fiscal 1999 and 1998, respectively.


GLUFOSINATE AMMONIUM: Under the terms of the agreement to acquire the AgrEvo pesticides business, the Company is obligated to purchase glufosinate ammonium valued at $12.6 million (approximately 315,000 pounds) through September 2001. If the Company does not purchase product with a value of $12.6 million, the Company is required to provide cash settlement in an amount equal to 50% of the shortfall. In connection with the sale of this business in February 1999, the purchaser agreed to purchase a minimum of 50,000 pounds of glufosinate ammonium through September 2001. The Company has not purchased any glufosinate ammonium under this commitment through September 30, 1999.

PEAT: The Company is obligated to purchase 470,000 cubic meters annually (approximately $6.8 million based on average prices) for ten years. The arrangement can be extended another ten years at the Company's option. If the Company does not purchase required amounts, the Company will be required to provide cash settlement equal to 50% of the quantity shortfall multiplied by the average product price. The Company purchased 517,650 cubic meters of peat under this contract in fiscal 1999.


NOTE 15.  CONTINGENCIES


Management continually evaluates the Company's contingencies, including various lawsuits and claims which arise in the normal course of business, product and general liabilities, property losses and other fiduciary liabilities for which the Company is self-insured. In the opinion of management, its assessment of contingencies is reasonable and related reserves, in the aggregate, are adequate; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters. The following matters are the more significant of the Company's identified contingencies.


OHIO ENVIRONMENTAL PROTECTION AGENCY


The Company has assessed and addressed environmental issues regarding the wastewater treatment plants which had operated at the Marysville facility. The Company decommissioned the old wastewater treatment plants and has connected the facility's wastewater system with the City of Marysville's municipal treatment system. Additionally, the Company has been assessing, under Ohio's new Voluntary Action Program ("VAP"), the possible remediation of several discontinued on-site waste disposal areas dating back to the early operations of its Marysville facility.


In February 1997, the Company learned that the Ohio Environmental Protection Agency was referring certain matters relating to environmental conditions at the Company's

Marysville site, including the existing wastewater treatment plants and the discontinued on-site waste disposal areas, to the Ohio Attorney General's Office. Representatives from the Ohio Environmental Protection Agency, the Ohio Attorney General and the Company continue to meet to discuss these issues.

In June 1997, the Company received formal notice of an enforcement action and draft Findings and Orders from the Ohio Environmental Protection Agency. The draft Findings and Orders elaborated on the subject of the referral to the Ohio Attorney General alleging: potential surface water violations relating to possible historical sediment contamination possibly impacting water quality; inadequate treatment capabilities of the Company's existing and currently permitted wastewater treatment plants; and that the Marysville site is subject to corrective action under the Resource Conservation Recovery Act ("RCRA"). In late July 1997, the Company received a draft judicial consent order from the Ohio Attorney General which covered many of the same issues contained in the draft Findings and Orders including RCRA corrective action. As a result of on-going discussions, the Company received a revised draft of a judicial consent order from the Ohio Attorney General in late April 1999, which is the focus of the current negotiations.


In accordance with the Company's past efforts to enter into Ohio's VAP, the Company submitted to the Ohio Environmental Protection Agency a "Demonstration of Sufficient Evidence of VAP Eligibility Compliance" on July 8, 1997. Among other issues contained in the VAP submission, was a description of the Company's ongoing efforts to assess potential environmental impacts of the discontinued on-site waste disposal areas as well as potential remediation efforts. Under the statutes covering VAP, an eligible participant in the program is not subject to State enforcement actions for those environmental matters being addressed. On October 21, 1997, the Company received a letter from the Director of the Ohio Environmental Protection Agency denying VAP eligibility based upon the timeliness of and completeness of the submittal. The Company has appealed the Director's action to the Environmental Review Appeals Commission. No hearing date has been set and the appeal remains pending.

The Company is continuing to meet with the Ohio Attorney General and the Ohio Environmental Protection Agency in an effort to negotiate an amicable resolution of these issues but is unable at this stage to predict the outcome of the negotiations. While negotiations have narrowed the unresolved issues between the Company and the Ohio Attorney General/Ohio Environmental Protection Agency, several critical issues remain the subject of ongoing discussions. The Company believes that it has viable defenses to the State's enforcement action, including that it had been proceeding under VAP to address specified environmental issues, and will assert those defenses in any such action.


Since receiving the notice of enforcement action in June 1997, management has continually assessed the potential costs that may be incurred to satisfactorily remediate the Marysville site and to pay any penalties sought by the State. Because the Company and the Ohio Environmental Protection Agency have not agreed as to the extent of any possible contamination and an appropriate remediation plan, the Company has developed and initiated an action plan to remediate the site based on its own assessments and consideration of specific actions which the Ohio Environmental Protection Agency will likely require. Because the extent of the ultimate remediation plan is uncertain, management is unable to predict with certainty the costs that will be incurred to remediate the site and to pay any penalties. As of September 30, 1999, management estimates that the range of possible loss that could be incurred in connection with this matter is $2 million to $10 million. The Company has accrued for the amount it considers to be the most probable within that range and believes the outcome will not differ materially from the amount reserved. Many of the issues raised by the State are already being investigated and addressed by the Company during the normal course of conducting business.

LAFAYETTE


In July 1990, the Philadelphia District of the U.S. Army Corps of Engineers ("Corps") directed that peat harvesting operations be discontinued at Hyponex's Lafayette, New Jersey facility, based on its contention that peat harvesting and related activities result in the "discharge of dredged or fill material into waters of the United States" and, therefore, require a permit under Section 404 of the Clean Water Act. In May 1992, the United States filed suit in the U.S. District Court for the District of New Jersey seeking a permanent injunction against such harvesting, and civil penalties in an unspecified amount. If the Corps' position is upheld, it is possible that further harvesting of peat from this facility would be prohibited. The Company is defending this suit and is asserting a right to recover its economic losses resulting from the government's actions. The suit was placed in administrative suspense during fiscal 1996 in order to allow the Company and the government an opportunity to negotiate a settlement, and it remains suspended while the parties develop, exchange and evaluate technical data. In July 1997, the Company's wetlands consultant submitted to the government a draft remediation plan. Comments were received and a revised plan was submitted in early 1998. Further comments from the government were received during 1998 and 1999. The Company believes agreement on the remediation plan has essentially been reached. Before this suit can be fully resolved, however, the Company and the government must reach agreement on the government's civil penalty demand. The Company has reserved for its estimate of the probable loss to be incurred under this proceeding as of September 30, 1999. Furthermore, management believes the Company has sufficient raw material supplies available such that service to customers will not be materially adversely affected by continued closure of this peat harvesting operation.


HERSHBERGER

In September 1991, the Company was identified by the Ohio Environmental Protection Agency as a Potentially Responsible Party ("PRP") with respect to a site in Union County, Ohio (the "Hershberger site"), because the Company allegedly arranged for the transportation, treatment or disposal of waste that allegedly contained hazardous substances, at the Hershberger site. Effective February 1998, the Company and four other named PRPs executed an Administrative Order on Consent with the Ohio Environmental Protection Agency, by which the named PRPs funded remedial action at the Hershberger site. Construction of the leachate collection system and reconstruction of the landfill cap was completed in August 1998. The Company expects its future obligation will consist primarily of its share of annual operating and maintenance expenses. Management does not believe that its obligations under the Administrative Order will have a material adverse effect on the Company's results of operations or financial condition.


AGREVO ENVIRONMENTAL HEALTH, INC.

On June 3, 1999, AgrEvo Environmental Health, Inc. ("AgrEvo") filed a complaint against the Company, a subsidiary of the Company and Monsanto seeking damages and injunctive relief for alleged antitrust violations and breach of contract by the Company and its subsidiary and antitrust violations and tortious interference with contact by Monsanto. The Company purchased a consumer herbicide business from AgrEvo in May 1998. AgrEvo claims in the suit that the Company's subsequent agreement to become Monsanto's exclusive sales and marketing agent for Monsanto's consumer Roundup(R) business violated the federal antitrust laws. AgrEvo contends that Monsanto attempted to or did monopolize the market for non-selective herbicides and conspired with the Company to eliminate the herbicide the Company previously purchased from AgrEvo, which competed with Monsanto's Roundup(R), in order to achieve or maintain a monopoly position in that market. AgrEvo also contends that the Company's execution of various agreements with Monsanto, including the Roundup(R) marketing agreement, as well as the Company's subsequent actions, violated the purchase agreements between AgrEvo and the Company.

AgrEvo is requesting unspecified damages as well as affirmative injunctive relief, and seeking to have the court invalidate the Roundup(R) marketing agreement as violative of the federal antitrust laws. On September 20, 1999, the Company filed an answer denying liability and asserting counterclaims that it was fraudulently induced to enter into the agreement for purchase of the consumer herbicide business and the related agreements, and that AgrEvo breached the representations and warranties contained in these agreements. On October 1, 1999, the Company moved to dismiss the antitrust allegations against it on the ground that the claims fail to state claims for which relief may be granted. On October 12, 1999, AgreEvo moved to dismiss the Company's counterclaims. The Company intends to vigorously defend against this action. Under the indemnification provisions of the Roundup(R) marketing agreement, Monsanto and the Company each have requested that the other indemnify against any losses arising from this lawsuit. The Company currently is unable to determine the potential impact of these proceedings on its future results of operations and financial condition.

On June 29, 1999, AgrEvo also filed a complaint against two of the Company's subsidiaries seeking damages for alleged breach of contract. AgrEvo alleges that, under the contracts by which a subsidiary of the Company purchased a herbicide business from AgrEvo in May 1998, two of the Company's subsidiaries have failed to pay AgrEvo approximately $0.6 million. AgrEvo is requesting damages in this amount, as well as pre and post-judgment interest and attorneys' fees and costs. The Company's subsidiaries have moved to dismiss or stay this action. The Company's subsidiaries intend to vigorously defend the asserted claims.


BRAMFORD


In the United Kingdom, major discharges of waste to air, water and land are regulated by the Environment Agency. The Scotts (UK) Ltd. fertilizer facility in Bramford (Suffolk), United Kingdom, is subject to environmental regulation by this Agency. Two manufacturing processes at this facility require process authorizations and previously required a waste management license (discharge to a licensed waste disposal lagoon having ceased in July 1999). The Company expects to surrender the waste management license in consultation with the Environment Agency. In connection with the renewal of an authorization, the Environment Agency has identified the need for remediation of the lagoon, and the potential for remediation of a former landfill at the site. The Company intends to comply with the reasonable remediation concerns of the Environment Agency. The Company previously installed an environmental enhancement to the facility to the satisfaction of the Environment Agency and believes that it has adequately addressed the environmental concerns of the Environment Agency regarding emissions to air and groundwater. The Company and the Environment Agency have not agreed on a final plan for remediating the lagoon and the landfill. The Company has reserved for its estimate of the probable loss to be incurred in connection with this matter as of September 30, 1999.


OTHER


The Company has determined that quantities of cement containing asbestos material at certain manufacturing facilities in the United Kingdom should be removed. The Company has reserved for the estimate of costs to be incurred for this matter as of September 30, 1999.

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


At September 30, 1999, 66% of the Company's accounts receivable was due from customers in North America. Approximately two-thirds of these receivables were generated from the Company's North American consumer business. The most significant concentration of receivables within this segment was from home centers, which accounted for 19% of the Company's receivables balance at September 30, 1999. No other retail concentrations (e.g., mass merchandisers, independent hardware stores, etc. in similar markets) accounted for more than 10% of the Company's accounts receivable balance at September 30, 1999.


The remaining one-third of North American accounts receivable was generated from the Company's North American Professional business. Due to seasonality, the Professional segment accounts for a share of the Company's receivable balance at September 30, 1999 that is disproportionate to its share of total company sales for the year. As a result of the changes in distribution methods made earlier in fiscal 1999 for the Professional business, nearly all products are sold through distributors. Accordingly, nearly all of the Professional business accounts receivable at September 30, 1999 is due from distributors.


The 34% of accounts receivable generated outside of North America is due from retailers, distributors, nurseries and growers. No concentrations of or individual customers within this group account for more than 10% of the Company's accounts receivable balance at September 30, 1999.


At September 30, 1998, the Company's concentrations of credit risk were similar to those existing at September 30, 1999 except that the North American professional business accounted for 47% of North American receivables at that time.


The Company's two largest customers accounted for the following percentage of net sales in each respective period:


                                       LARGEST            2ND LARGEST
                                      CUSTOMER             CUSTOMER
                                      --------             --------
1999                                     17.4%                11.6%
1998                                     16.8%                10.6%
1997                                     16.1%                11.9%


Sales to the Company's two largest customers are reported within the Company's North American Consumer Segment. No other customers accounted for more than 10% of fiscal 1999, 1998 or 1997 net sales.


NOTE 17.  OTHER EXPENSE (INCOME)


Other expense (income) consisted of the following for the fiscal years ended September 30:


(in millions)                                                                        1999            1998           1997
-------------                                                                        ----            ----           ----
Royalty income                                                                      $(4.0)          $(3.4)         $(2.0)
Asset valuation and write-off charges                                                 1.2             2.3            6.0
Foreign currency losses                                                               0.1             2.5               -
Other, net                                                                           (0.9)           (0.1)           1.2
                                                                                    -----           -----          -----

Total                                                                               $(3.6)          $ 1.3          $ 5.2
                                                                                    -----           =====          =====

During fiscal 1997, the Company recorded charges of $6.0 million to write-down certain long-lived assets to their estimated fair value. The components of these charges were as follows:

- A charge of $2.2 million to write-down the carrying value of the Company's peat harvesting facility in Lafayette, New Jersey. As disclosed in Note 15, operations at this facility were discontinued at the order of the Philadelphia District of the U.S. Army Corps of Engineers in July 1990. While proceedings with the government are ongoing, the Company does not expect to resume operations at this site. The charge reduced the carrying amount for this facility to its estimated fair value based on appraisal.
- A charge of $1.6 million to write-off the carrying value of certain paper packaging equipment that was rendered obsolete by management's decision to convert to plastic packaging. The equipment was considered to have only nominal value and has subsequently been abandoned or scrapped.
- A charge of $0.9 million to write-down the carrying value of the Company's water soluble fertilizer plant in Allentown, Pennsylvania. In fiscal 1997, management determined that the production capacity at this plant was unnecessary after completing the merger transactions with Miracle-Gro in fiscal 1995. The Allentown facility was sold in July 1997.
- A charge of $0.7 million to write-off certain spreader molding equipment that was considered obsolete. In fiscal 1997, management elected to upgrade the production line at its spreader manufacturing facility in Carlsbad, California. In connection with this change, certain production equipment was unusable and was scrapped.
- A charge of $0.6 million to write-off certain software costs that had been deferred under an ERP implementation project. In fiscal 1997, management elected to change the software platform that would be used for the Company's ERP project. Software costs that had been deferred while configuring and installing the previous software were determined to have no future benefit and were written-off.

NOTE 18.  NEW ACCOUNTING STANDARDS

In August 1998, the FASB issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities." SFAS NO. 133 (as amended) is effective for fiscal years beginning after June 15, 2000.

SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not yet determined the impact this statement will have on its operating results. The Company plans to adopt SFAS No. 133 in fiscal 2001.

In December 1999, the Securities and Exchange Commission issued SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."
This staff accounting bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes its annual accounting policies are consistent with the staff's views. The Company will be required, however, to conform its interim period revenue recognition policies for the commission under the Roundup(R) marketing agreement to be consistent with the staff's views. The impact of conforming the Company's interim period revenue recognition policies for the commission under the Roundup(R) marketing agreement will require the Company to defer the recognition of commission earned in interim periods but will not impact the commission earned on an annual basis. The Company will adopt the interim period revenue recognition policies no later than the first quarter of the fiscal year ending December 31, 2001 as permitted by the staff accounting bulletin.

NOTE 19.  SUPPLEMENTAL CASH FLOW INFORMATION

(in millions)                                       1999       1998       1997
-------------                                      -------    -------    -------
Interest paid (net of amount capitalized)        $  63.6    $  31.5    $  24.2
Income taxes paid                                   50.3       38.6       20.5
Dividends declared not paid                                     2.5         --
Businesses acquired:
    Fair value of assets acquired, net of cash     691.2      197.3      115.8
    Liabilities assumed                           (149.3)     (45.9)     (69.2)
                                                  -------    -------    -------
    Net assets acquired                            541.9      151.4       46.6
    Cash paid                                        4.8        0.4         --
    Notes issued to seller                          35.7         --         --
    Debt issued                                    501.4      151.0       46.6

NOTE 20.  SEGMENT INFORMATION

The Company is divided into three reportable segments--North American Consumer, Professional and International. The North American Consumer segment consists of the Lawns, Gardens, Growing Media and Ortho business units.

The North American Consumer segment specializes in dry, granular slow-release lawn fertilizers, lawn fertilizer combination and lawn control products, grass seed, spreaders, water-soluble and controlled-release garden and indoor plant foods, plant care products, and potting soils, barks, mulches and other growing media products, and pesticides products. Products are marketed to mass merchandisers, home improvement centers, large hardware chains, nurseries and gardens centers.

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

The following table presents segment financial information in accordance with SFAS No. 131. "Disclosures about Segments of an Enterprise and Related Information". Pursuant to that statement, the presentation of the segment financial information is consistent with the basis used by management (i.e., certain costs not allocated to business segments for internal management reporting purposes are not allocated for purposes of this presentation). Prior periods have been restated to conform to this basis of presentation.

                                                    N.A.
(in millions)                                     CONSUMER        PROFESSIONAL  INTERNATIONAL     CORPORATE       TOTAL
Sales:
                           1999                  $1,097.0          $159.4         $391.9                        $1,648.3
                           1998                     733.7           179.4          199.9                         1,113.0
                           1997                     619.2           165.5          114.6                           899.3

Operating Income (Loss):
                           1999                  $  234.6          $ 23.6         $ 53.0         $(115.1)       $  196.1
                           1998                     126.5            23.5           30.0         $ (85.9)           94.1
                           1997                     108.4            22.4           20.4           (56.4)           94.8

Operating Margin:
                           1999                      21.4%           14.8%          13.5%           nm              11.9%
                           1998                      17.2            13.1           15.0            nm               8.5%
                           1997                      17.5            13.5           17.8            nm              10.5

Depreciation and Amortization:
                           1999                  $   35.9             3.3         $ 15.1             5.9        $   60.2
                           1998                      24.1             2.7            7.7             3.3            37.8
                           1997                      21.2             3.1            2.9             3.2            30.4

Capital Expenditures:
                           1999                  $   22.5             5.7         $ 10.6         $  27.9        $   66.7
                           1998                      19.6             9.2            5.1             7.4            41.3
                           1997                      16.5             5.5            2.0             4.6            28.6
Long-Lived Assets:
                           1999                     649.0              98.5        322.7            57.7         1,127.9
                           1998                     391.3             103.1        169.2             4.4           668.0

Total Assets:
                           1999                   1,010.1           176.9          496.7            85.9         1,769.6
                           1998                     581.8           182.6          246.0            24.8         1,035.2

nm  Not meaningful.

Operating income (loss) reported for the Company's three operating segments represents earnings before amortization of intangible assets since this is the measure of profitability used by management. Accordingly, Corporate operating loss for the fiscal years ended September 30, 1999, 1998 and 1997 includes amortization of certain intangible assets, corporate general and administrative expenses, research and development expense, interest expense, income tax expense and "other" income/expense not allocated to the business segments. Corporate operating income for fiscal 1998 includes $20.4 million of restructuring and other charges.

Long-lived assets and total assets reported for the Company's operating segments include the intangible assets for the acquired businesses within those segments. Depreciation and amortization for the segments includes the amortization of these intangibles. Corporate assets primarily include deferred financing and debt issuance costs, corporate fixed assets as well as deferred tax assets.

NOTE 21.  QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal 1999 and 1998:

(in millions except for share data)     1ST QTR       2ND QTR        3RD QTR       4TH QTR       FULL YEAR
-----------------------------------     -------       -------        -------       -------       ---------

FISCAL 1999
Net sales                            $   184.4      $   631.5     $   586.2     $   246.2      $ 1,648.3
Gross profit                              64.7          268.9         236.4          89.2          659.2
Income (loss) before extraordinary
  item                                   (10.0)          54.7          41.6         (17.2)          69.1
Net income (loss)                        (10.4)          49.3          41.6         (17.3)          63.2
Basic earnings (loss)
  per common share                       (0.70)          2.56          2.14         (1.07)          2.93
Shares used in basic
  EPS calculation                         18.3           18.3          18.3          18.3           18.3
Diluted earnings (loss)
 per common share                        (0.70)          1.63          1.35         (1.08)          2.08
Shares used in diluted EPS
  calculation                             18.3           30.3          30.9          18.3           30.5

(in millions except for share data)     1ST QTR    2ND QTR   3RD QTR   4TH QTR  FULL YEAR
-----------------------------------   ---------  --------- --------- ---------  ---------

FISCAL 1998

Net sales                            $   124.8  $   430.1 $   367.0 $   191.1  $ 1,113.0
Gross profit                              41.3      170.5     131.3      54.9      398.0
Income (loss) before extraordinary
  item                                    (5.5)      33.5      24.4     (15.4)      37.0

Net income (loss)                         (5.5)      32.8      24.4     (15.4)      36.3
Basic earnings (loss)
  per common share                        (.42)      1.62      1.18      (.96)      1.42
Shares used in basic
EPS calculation                           18.7       18.7      18.7      18.6       18.7
Diluted earnings (loss)
 per common share                         (.42)      1.08       .80      (.96)      1.20
Shares used in diluted EPS
  calculation                             18.7       30.4      30.6      18.6       30.3

                                     NOTES:

Certain reclassifications have been made within interim periods.


The Company's business is highly seasonal with approximately 72% of sales occurring in the second and third fiscal quarters combined.

NOTE 22.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

In January 1999, the Company issued $330 million of 8 5/8% Senior Subordinated Notes due 2009 to qualified institutional buyers under the provisions of Rule 144A of the Securities Act of 1993. The Company intends to register these Notes under the Securities Act.

The Notes are general obligations of the Company and are guaranteed by all of the existing and future wholly-owned and significant domestic subsidiaries of the Company. The following information presents consolidating Statements of Operations, Statements of Cash Flows and Balance Sheets for the three years ended September 30, 1999.

Statement of Operations

For the fiscal year ended September 30, 1999 (in millions)

                                                         PARENT AND
                                                        SUBSIDIARY           NON-
                                                        GUARANTORS        GUARANTORS      ELIMINATIONS       CONSOLIDATED
                                                        ----------        ----------      ------------       ------------

Sales                                                    $1,242.5            $405.8                             $1,648.3
Cost of sales                                               764.5             224.6              .                 989.1
                                                          -------            ------             -----           --------
Gross profit                                                478.0             181.2                                659.2

                                                             29.8              0.5                                  30.3

Advertising and promotion                                   140.2              48.8                                189.0
Selling, general and administration                         193.1              88.1                                281.2
Amortization or goodwill and other
  intangibles                                                16.1               9.3                                 25.4
Restructuring and other changes                               1.4                                                    1.4
Equity income in non-guarantors                              (4.0)                                4.0
Intracompany allocations                                     (6.6)              6.6
Other income, net                                            (2.9)             (0.7)             .                  (3.6)
                                                          -------            ------             -----           --------
Income from operations                                      170.5              29.6              (4.0)             196.1
Interest expense                                             55.5              23.6              .                  79.1
                                                          -------            ------             -----           --------

Income before income taxes                                  115.0               6.0              (4.0)             117.0
Income taxes                                                 45.9               2.0              .                  47.9
                                                          -------            ------             -----           --------
Income before extraordinary item                             69.1               4.0              (4.0)              69.1
Extraordinary loss on early
  extinguishment of debt, net
  of income tax benefit                                       5.9                                                    5.9
                                                          -------            ------             -----           --------
Net income                                                $  63.2            $  4.0             $(4.0)          $   63.2
                                                          =======            ======             =====           ========

Statement of Cash Flows

For the fiscal year ended September 30, 1999 (in millions)

                                                         PARENT AND
                                                        SUBSIDIARY           NON-
                                                        GUARANTORS        GUARANTORS      ELIMINATIONS       CONSOLIDATED
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                              $  63.2           $   4.0            $ (4.0)           $  63.2
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
    Depreciation                                             22.5               6.5                                 29.0
    Amortization                                             21.3               9.9                                 31.2
    Equity income in non-guarantors                          (4.0)                                4.0
    Extraordinary loss                                        5.9               -                                    5.9
    Restructuring and other charges
    Loss on sale of fixed assets                              1.7               0.1                                  1.8
    Deferred income taxes                                     0.5               -                                    0.5
    Changes in assets and liabilities, net of acquired
     businesses:
      Accounts receivable                                    23.7               -                                   23.7
      Inventories                                           (21.6)              -                                  (21.6)
      Prepaid and other current assets                      (14.6)            (10.6)                               (25.2)
      Accounts payable                                       14.6              (3.9)                                10.7
      Accrued taxes and other
        liabilities                                          15.2             (25.4)                               (10.2)
      Other assets                                          (34.7)             (1.2)                               (35.9)
      Other liabilities                                       6.3              (4.6)                                 1.7
    Other, net                                               (1.0)              4.4              .                   3.4
                                                           ------            ------              ----             ------

Net cash provided by operating
  activities                                                 99.0             (20.8)             0.0               78.2
                                                           ------            ------              ----             ------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property, plant
    and equipment                                           (56.0)            (10.7)                               (66.7)
  Proceeds from sale of equipment                             1.5               0.0                                  1.5
  Investments in non-guarantors                             (32.4)                               32.4
  Investments in acquired businesses,
    net of cash acquired                                   (350.1)           (156.1)                              (506.2)
  Other                                                       0.5              (0.7)             .                  (0.2)
                                                          -------           -------              ----             --------

Net cash used in investing activities                      (436.5)           (167.5)             32.4             (571.6)
                                                           ------            ------              ----             ------


CASH FLOWS FROM FINANCING ACTIVITIES
  Gross borrowings under term loans                         260.0             265.0                                525.0
  Gross repayments under term loans                          (1.0)             (2.0)                                (3.0)
  Net borrowings under revolving
    and bank lines of credit                                160.7             (95.4)                                65.3
  Repayment of outstanding balance on
    old credit facility                                    (241.0)              0.0                               (241.0)
  Issuance of 8 5/8% Senior
    Subordinated Notes                                      330.0               0.0                                330.0
  Extinguishment of 9 7/8% Senior
    Subordinated Notes                                     (107.1)              0.0                               (107.1)
  Settlement of interest rate locks                         (12.9)              0.0                                (12.9)
  Financing and issuance fees                               (24.1)              0.0                                (24.1)
  Dividends on Class A Convertible
    Preferred Stock                                         (12.1)              0.0                                (12.1)
  Repurchase of treasury shares                             (10.0)              0.0                                (10.0)
  Cash received from exercise of
    stock options                                             3.8               0.0                                  3.8
  Investment from parent                                      0.0              32.4             (32.4)
                                                           ------            ------              ----             ------
Net cash provided by financing activities                   346.3             200.0             (32.4)             513.9
Effect of exchange rate changes on cash                       0.0               0.8               0.0               (0.8)
                                                           ------            ------              ----             ------
Net increase (decrease) in cash                               8.8              10.9               0.0               19.7
Cash and cash equivalents,
 beginning of period                                          2.8               7.8               0.0               10.6
                                                           ------            ------              ----             ------

Cash and cash equivalents,
 end of period                                            $  11.6           $  18.7          $   .              $   30.3
                                                           =======           =======          ====               ========

Balance Sheet

As of September 30, 1999 (in millions, except share information)

                                                        PARENT AND
                                                        SUBSIDIARY           NON-
                                                        GUARANTORS        GUARANTORS      ELIMINATIONS       CONSOLIDATED
ASSETS
Current Assets:
  Cash                                                   $   11.6           $  18.7                             $   30.3
  Accounts receivable, net                                  131.6              69.8                                201.4
  Inventories, net                                          244.0              69.2                                313.2
  Current deferred tax asset                                 28.6               0.7                                 29.3
  Prepaid and other assets                                   47.3              20.2              .                  67.5
                                                          -------             -----            ------            -------
         Total current assets                               463.1             178.6               0.0              641.7
Property, plant and equipment, net                          216.8              42.6                                259.4
Intangible assets, net                                      498.8             295.3                                794.1
Other assets                                                 64.7               9.7                                 74.4
Investment in affiliates                                    101.1                              (101.1)
Intracompany assets                                           5.3              .                 (5.3)
                                                          -------             -----            ------            -------
         Total assets                                     1,349.8             526.2            (106.4)           1,769.6
                                                          =======             =====            ======            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt                                            27.7              28.7                                 56.4
  Accounts payable                                           94.9              38.6                                133.5
  Accrued liabilities                                       121.2              36.5                                157.7
  Accrued taxes                                              16.8               2.5              .                  19.3
                                                          -------             -----            ------            -------
         Total current liabilities                          260.6             106.3               0.0              366.9
Long-term debt                                              594.4             299.2                                893.6
Other liabilities                                            42.8              23.0                                 65.8
Intracompany liabilities                                     .                  5.3              (5.3)               0.0
                                                          -------             -----            ------            -------
         Total liabilities                                  897.8             433.8              (5.3)           1,326.3
Commitments and contingencies
Shareholders' equity:
  Class A Convertible Preferred
    Stock, no par value                                     173.9               -                                  173.9
  Investment from parent                                                       57.4             (57.4)               0.0
  Common shares, no par value per share,
    $.01 stated value per share                               0.2               -                                    0.2
  Capital in excess of par value                            213.9               -                                  213.9
  Retained earnings                                         130.1              43.7             (43.7)             130.1
  Treasury stock, 2.8 shares at cost                        (61.9)              -                .                 (61.9)
  Accumulated other comprehensive
    income                                                   (4.2)             (8.7)                               (12.9)
                                                          -------             -----            ------            -------
         Total shareholders' equity                         452.0              92.4            (101.1)             443.3
                                                          -------             -----            ------            -------
Total liabilities and shareholders'
  equity                                                 $1,349.8            $526.2           $(106.4)          $1,769.6
                                                          =======             =====            ======            =======

Statement of Operations

For the fiscal year ended September 30, 1998 (in millions)

                                                        PARENT AND
                                                        SUBSIDIARY           NON-
                                                        GUARANTORS        GUARANTORS      ELIMINATIONS       CONSOLIDATED

Sales                                                      $905.9            $207.1                             $1,113.0
Cost of sales                                               598.1             116.9              .                 715.0
                                                           ------            ------           -----             --------
Gross profit                                                307.8              90.2                                398.0
Advertising and promotion                                    83.3              21.1                                104.4
Selling, general and administration                         125.9              44.0                                169.9
Amortization or goodwill and other
  intangibles                                                 8.9               4.0                                 12.9
Restructuring and other changes                              12.9               2.5                                 15.4
Equity income in non-guarantors                              (3.5)                              3.5
Intracompany allocations                                     (1.3)              1.3
Other expenses, net                                           1.0               0.3              .                   1.3
                                                           ------            ------           -----             --------
Income from operations                                       80.6              17.0            (3.5)              94.1
Interest expense                                             21.1              11.1              .                  32.2
                                                           ------            ------           -----             --------
Income before income taxes                                   59.5               5.9            (3.5)              61.9
Income taxes                                                 22.5               2.4              .                  24.9
                                                           ------            ------           -----             --------
Income before extraordinary item                             37.0               3.5            (3.5)              37.0
Extraordinary loss on early
  extinguishment of debt, net
  of income tax benefit                                       0.7                                                    0.7
                                                           ------            ------             -----         --------
Net income                                                 $ 36.3            $  3.5             $(3.5)          $   36.3
                                                           ======            ======             =====           ========

Statement of Cash Flows

For the fiscal year ended September 30, 1998 (in millions)

                                                        PARENT AND
                                                        SUBSIDIARY           NON-
                                                        GUARANTORS        GUARANTORS      ELIMINATIONS       CONSOLIDATED

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $ 36.3            $  3.5             $(3.5)          $   36.3
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
    Depreciation                                             17.3               4.3                                 21.6
    Amortization                                             11.8               4.4                                 16.2
    Equity income in non-guarantors                          (3.5)                                3.5
    Extraordinary loss                                        0.7               0.0                                  0.7
    Restructuring and other charges                          14.4               4.9                                 19.3
    Loss on sale of fixed assets                              2.3               0.0                                  2.3
    Deferred income taxes                                    (2.4)              0.0                                 (2.4)
    Changes in assets and liabilities,
     net of acquired businesses:
      Accounts receivable                                   (10.5)              1.9                                 (8.6)
      Inventories                                            (5.2)             (0.5)                                (5.7)
      Prepaid and other current assets                       (2.2)              0.1                                 (2.1)
      Accounts payable                                        9.7              (0.9)                                 8.8
      Accrued taxes and other
        liabilities                                          (8.5)             (5.9)                               (14.4)
    Other, net                                                1.0              (2.0)             .                  (1.0)
                                                           ------             -----               ---             ------
Net cash provided by operating
  activities                                                 61.2               9.8               0.0               71.0
                                                           ------             -----               ---             ------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property, plant
    and equipment                                           (35.9)             (5.4)                               (41.3)
  Proceeds from sale of equipment                             0.6                                                    0.6
  Investments in acquired businesses,
    net of cash acquired                                    (63.8)            (87.6)                              (151.4)
  Investments in non-guarantors                              (6.7)             .                  6.7              .
                                                           ------             -----               ---             ------
Net cash used in investing activities                      (105.8)            (93.0)              6.7             (192.1)
                                                           ------             -----               ---             ------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under
    revolving and bank lines of credit                       67.6              72.4                                140.0
  Dividends on Class A Convertible
    Preferred Stock                                          (7.3)                                                  (7.3)
  Repurchase of common shares                               (15.3)                                                 (15.3)
  Investments from parent                                                       6.7              (6.7)
  Other, net                                                  1.0              .                 .                   1.0
                                                           ------             -----               ---             ------
Net cash provided by financing activities                    46.0              79.1              (6.7)             118.4
Effect of exchange rate changes on cash                      .                  0.3              .                   0.3
                                                           ------             -----               ---             ------
Net increase (decrease) in cash                               1.4              (3.8)                                (2.4)
Cash and cash equivalents,
 beginning of period                                          1.4              11.6              .                  13.0
                                                           ------             -----               ---             ------
Cash and cash equivalents,
 end of period                                             $  2.8            $  7.8           $  .               $  10.6
                                                           ======            ======           =====              =======

Balance Sheet

As of September 30, 1998 (in millions, except share information)

                                                        PARENT AND
                                                        SUBSIDIARY           NON-
                                                        GUARANTORS        GUARANTORS      ELIMINATIONS       CONSOLIDATED

ASSETS
Current Assets:
 Cash                                                     $  2.8            $  7.8                             $   10.6
  Accounts receivable, net                                  105.7              40.9                                146.6
  Inventories, net                                          147.9              29.8                                177.7
  Current deferred tax asset                                 20.8                                                   20.8
  Prepaid and other assets                                   10.1               1.4              .                  11.5
                                                            -----             -----             -----            -------
         Total current assets                               287.3              79.9               0.0              367.2
Property, plant and equipment, net                          166.3              30.7                                197.0
Intangible assets, net                                      285.1             150.0                                435.1
Other assets                                                 35.9                                                   35.9
Investment in affiliates                                     75.1                               (75.1)               0.0
Intracompany assets                                          .                  4.5              (4.5)               0.0
                                                            -----             -----             -----            -------
         Total assets                                       849.7             265.1             (79.6)           1,035.2
                                                           ======            ======            ======           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt                                            10.5               2.8                                 13.3
  Accounts payable                                           65.7              12.1                                 77.8
  Accrued liabilities                                        95.2              29.7                                124.9
  Accrued taxes                                              12.6               3.3              .                  15.9
                                                            -----             -----             -----            -------
         Total current liabilities                          184.0              47.9                                231.9
Long-term debt                                              214.0             145.2                                359.2
Other liabilities                                            40.3              (0.1)                                40.2
Intracompany liabilities                                      4.5              .                 (4.5)               0.0
                                                            -----             -----             -----            -------
         Total liabilities                                  442.8             193.0              (4.5)             631.3
Commitments and contingencies
Shareholders' equity:
  Class A Convertible Preferred
    Stock, no par value                                     177.3                                                  177.3
  Investment from parent                                                       35.0             (35.0)               0.0
  Common shares, no par value per
    share, $.01 stated value per
    share, issued 21.1 shares in
    1998 and 1997                                             0.2                                                    0.2
  Capital in excess of par value                            208.9                                                  208.9
  Retained earnings                                          76.6              40.1             (40.1)              76.6
  Treasury stock, 2.8 shares at cost                        (55.9)             .                 .                 (55.9)
  Accumulated other comprehensive
    income                                                   (0.2)             (3.0)                                (3.2)
                                                            -----             -----             -----            -------
         Total shareholders' equity                         406.9              72.1             (75.1)             403.9
                                                            -----             -----             -----            -------
Total liabilities and shareholders'
  equity                                                   $849.7            $265.1            $(79.6)          $1,035.2
                                                           ======            ======            ======           ========


Statement of Operations

For the fiscal year ended September 30, 1997 (in millions)

                                                        PARENT AND
                                                        SUBSIDIARY           NON-
                                                        GUARANTORS        GUARANTORS      ELIMINATIONS       CONSOLIDATED


Sales                                                      $784.7            $114.6                               $899.3
Cost of sales                                               515.2              58.4              .                 573.6
                                                           ------             -----           -----             --------
Gross profit                                                269.5              56.2                                325.7
Advertising and promotion                                    74.2               9.7                                 83.9
Selling, general and administration                         105.0              26.6                                131.6
Amortization or goodwill and other
  Intangibles                                                 8.8               1.4                                 10.2
Equity income in non-guarantors                              (7.6)                                7.6
Intracompany allocations                                     (0.3)              0.3
Other expenses (income), net                                  4.7               0.5              .                   5.2
                                                           ------             -----           -----             --------
Income from operations                                       84.7              17.7              (7.6)              94.8
Interest expense                                             20.8               4.4              .                  25.2
                                                           ------             -----           -----             --------
Income before income taxes                                   63.9              13.3              (7.6)              69.6
Income taxes                                                 24.4               5.7              .                  30.1
                                                           ------             -----           -----             --------
Net income                                                   39.5               7.6              (7.6)              39.5

Statement of Cash Flows

For the fiscal year ended September 30, 1997 (in millions)

                                                        PARENT AND
                                                        SUBSIDIARY           NON-
                                                        GUARANTORS        GUARANTORS      ELIMINATIONS       CONSOLIDATED
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $ 39.5            $  7.6             $(7.6)           $  39.5
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
    Depreciation                                             15.7               0.9                                 16.6
    Amortization                                             12.4               1.4                                 13.8
    Equity income in non-guarantors                          (7.6)                                7.6                0.0
    Loss (gain) on sale of fixed assets                       5.6               0.0                                  5.6
    Deferred income taxes                                    (1.5)              0.0                                 (1.5)
    Changes in assets and liabilities,
     net of acquired businesses:
      Accounts receivable                                     6.5              11.8                                 18.3
      Inventories                                            10.0               7.3                                 17.3
      Prepaid and other current assets                                          0.4                                  0.4
      Accounts payable                                        5.1              (4.0)                                 1.1
      Accrued taxes and other
        liabilities                                          13.2              (0.5)                                12.7
    Other, net                                                1.1              (3.8)             .                  (2.7)
                                                            -----             -----              ----              -----
Net cash provided by operating
  activities                                                100.0              21.1              .                 121.1
                                                            -----             -----              ----              -----

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property, plant
    and equipment                                           (27.2)             (1.4)                               (28.6)
  Proceeds from sale of equipment                             2.6               0.1                                  2.7
  Dividends from non-guarantors                               8.9             (46.6)             (8.9)             (46.6)
  Investments in non-guarantors                              (7.1)             .                  7.1              .
                                                            -----             -----              ----              -----
Net cash used in investing activities                       (22.8)            (47.9)             (1.8)             (72.5)
                                                            -----             -----              ----              -----

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments) under
    revolving and bank lines of credit                      (71.9)             34.6                                (37.3)
  Dividends on Class A Convertible
    Preferred Stock                                          (9.8)                                                  (9.8)
  Dividends to parent                                                          (8.9)              8.9                0.0
  Investments from parent                                                       7.1              (7.1)               0.0
  Other, net                                                  0.9              .                 .                   0.9
                                                             ------          ------             -----              -------
Net cash provided by (used in)
  financing activities                                      (80.8)             32.8               1.8              (46.2)
Effect of exchange rate changes on cash                      .                  0.0              .                   0.0
                                                            -----             -----              ----              -----
Net increase (decrease) in cash                              (3.6)              6.0                                  2.4
Cash and cash equivalents,
  beginning of period                                         5.0               5.6              .                  10.6
                                                            -----             -----              ----              -----
Cash and cash equivalents,
  end of period                                            $  1.4           $  11.6           $  .               $  13.0
                                                           ======           =======           ===                =======

Balance Sheet

As of September 30, 1997 (in millions, except share information)

                                                        PARENT AND
                                                        SUBSIDIARY           NON-
                                                        GUARANTORS        GUARANTORS      ELIMINATIONS       CONSOLIDATED
ASSETS
Current Assets:
  Cash                                                     $  1.4            $ 11.6                               $ 13.0
  Accounts receivable, net                                   84.3              20.0                                104.3
  Inventories, net                                          128.6              17.5                                146.1
  Current deferred tax asset                                 19.0                                                   19.0
  Prepaid and other assets                                    2.4               1.0              .                   3.4
                                                            -----             -----             -----              -----
         Total current assets                               235.7              50.1               0.0              285.8
Property, plant and equipment, net                          135.2              10.9                                146.1
Intangible assets, net                                      274.7              77.5                                352.2
Other assets                                                  3.5                                                    3.5
Investment in affiliates                                     51.0                               (51.0)               0.0
Intracompany assets                                          .                  0.3              (0.3)               0.0
                                                            -----             -----             -----              -----
         Total assets                                       700.1             138.8             (51.3)             787.6
                                                           ======            ======            ======             ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt                                             1.5                                                    1.5
  Accounts payable                                           49.6               4.5                                 54.1
  Accrued liabilities                                        48.1               9.7                                 57.8
  Accrued taxes                                              20.0               5.9              .                  25.9
                                                            -----             -----             -----              -----
         Total current liabilities                          119.2              20.1               0.0              139.3
Long-term debt                                              152.0              67.8                                219.8
Other liabilities                                            35.1               4.2                                 39.3
Intracompany liabilities                                      0.3              .                 (0.3)             .
                                                            -----             -----             -----              -----
         Total liabilities                                  306.6              92.1              (0.3)             398.4
Commitments and contingencies
Shareholders' equity:
  Class A Convertible Preferred
    Stock, no par value                                     177.3                                                  177.3
  Investment from parent                                                       15.2             (15.2)
  Common shares, no par value per
    share, $.01 stated value per
    share, issued 21.1 shares in
    1998 and 1997                                             0.2                                                    0.2
  Capital in excess of par value                            207.8                                                  207.8
  Retained earnings                                          50.1              35.8             (35.8)              50.1
  Treasury stock, 2.8 shares at cost                        (41.9)             .                 .                 (41.9)
 Accumulated other comprehensive
    income                                                                     (4.3)                                (4.3)
                                                            -----             -----             -----              -----
         Total shareholders' equity                         393.5              46.7             (51.0)             389.2
                                                            -----             -----             -----              -----
Total liabilities and shareholders'
  equity                                                   $700.1            $138.8            $(51.3)            $787.6
                                                           ======            ======            ======             ======

Report of Independent Accountants on Financial Statement Schedules

To the Board of Directors and Shareholders of The Scotts Company

Our audits of the consolidated financial statements referred to in our report dated October 21, 1999 appearing in Item 14(a)(1) of this Annual Report on Form 10-K, also included an audit of the financial statement schedules listed in Item 14 (a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
Columbus, Ohio

October 21, 1999

                       THE SCOTTS COMPANY AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
                                  (IN MILLIONS)


COLUMN A                                     COLUMN B        COLUMN C        COLUMN D        COLUMN E           COLUMN F
--------                                     --------        --------        --------        --------           --------
                                              BALANCE                        ADDITIONS      DEDUCTIONS
                                                AT                            CHARGED        CREDITED            BALANCE
                                             BEGINNING       RESERVES           TO              AND              AT END
CLASSIFICATION                               OF PERIOD       ACQUIRED         EXPENSE       WRITE-OFFS          OF PERIOD
Valuation and qualifying accounts deducted
 from the assets to which they apply:
Inventory reserve                               $12.0           $19.0        $12.9            $(13.4)             $30.5
Allowance for doubtful
  accounts                                        6.3             3.4         11.1              (4.4)              16.4

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998
                                  (IN MILLIONS)

COLUMN A                                     COLUMN B        COLUMN C        COLUMN D        COLUMN E           COLUMN F
--------                                     --------        --------        --------        --------           --------
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

Valuation and qualifying accounts deducted
 from the assets to which they apply:
Inventory reserve                               $11.8            $0.5         $4.8             $(5.1)             $12.0
Allowance for doubtful
  Accounts                                        5.7             0.8          2.6              (2.8)               6.3

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997
                                  (IN MILLIONS)

COLUMN A                                     COLUMN B        COLUMN C        COLUMN D        COLUMN E           COLUMN F
--------                                     --------        --------        --------        --------           --------
                                              BALANCE                        ADDITIONS      DEDUCTIONS
                                                AT                            CHARGED        CREDITED            BALANCE
                                             BEGINNING       RESERVES           TO              AND              AT END
CLASSIFICATION                               OF PERIOD       ACQUIRED         EXPENSE       WRITE-OFFS          OF PERIOD
Valuation and qualifying accounts deducted
 from the assets to which they apply:
Inventory reserve                                $8.7            $2.0         $8.5             $(7.4)             $11.8
Allowance for doubtful
  accounts                                        4.1             0.9          1.6              (0.9)               5.7

                               THE SCOTTS COMPANY

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999


                                INDEX TO EXHIBITS

EXHIBIT
NO.                             DESCRIPTION                                                            LOCATION


  2(a)     Amended and Restated Agreement and Plan of                                      Incorporated herein by
           Merger, dated as of May 19, 1995, among Stern's                                 reference to the
           Miracle-Gro Products, Inc., Stern's Nurseries, Inc.,                            Registrant's Current
           Miracle-Gro Lawn Products, Inc.,                                                Report on Form 8-K dated
           Miracle-Gro Products Limited, Hagedorn                                          May 31, 1995
           Partnership, L.P., the general partners of                                      (File No. 0-19768)
           Hagedorn Partnership , L.P.,                                                    [Exhibit 2(b)]
           Horace Hagedorn, Community Funds, Inc., and
           John Kenlon, The Scotts Company (the
           "Registrant"), and ZYX Corporation

2(b)       First Amendment to Amended and Restated                                         Incorporated herein
           Agreement and Plan of Merger, made and entered                                  by reference to the
           into as of October 1, 1999, among The Scotts                                    Registrant's Current
           Company, Scotts Miracle-Gro Products, Inc. (as                                  Report on Form 8-K
           successor to ZYX Corporation and Stern's                                        dated October 4, 1999
           Miracle-Gro Products, Inc.), Miracle-Gro Lawn                                   (File No. 1-11593)
           Products, Inc., Miracle-Gro Products Limited,                                   [Exhibit 2]
           Hagedorn Partnership, L.P., Community Funds,
           Inc., Horace Hagedorn and John Kenlon, and
           James Hagedorn, Katherine Hagedorn Littlefield,
           Paul Hagedorn, Peter Hagedorn, Robert Hagedorn
           and Susan Hagedorn

2(c)       Master Contract, dated September 30, 1998, by                                   Incorporated herein by
           and between Rhone-Poulenc Agro; the Registrant;                                 reference to the
           Scotts Celaflor GmbH & Co. K.G.; "David"                                        Registrant's Current
           Sechsundfunfzigste Beteiligungs und                                             Report on Form 8-K dated
           Verwaltungsgesellschaft GmbH; Rhone-Poulenc                                     October 22, 1998 (File
           Agro Europe GmbH; Scotts France Holdings                                        No. 1-11593) [Exhibit 2]
           S.A.R.L.; Scotts France S.A.R.L.; and
           Scotts Belgium 2 B.V.B.A.



EXHIBIT
NO.                             DESCRIPTION                                                            LOCATION

2(d)       Asset Purchase Agreement, dated as                                              *
           of November 11, 1998, between
           Monsanto Company and the Registrant
           (replaces and supersedes Exhibit
           2(a) to the Registrant's Quarterly
           Report on Form 10-Q for the fiscal
           quarter ended April 3, 1999
           (File No. 1-11593))**

3(a)       Amended Articles of Incorporation of the Registrant                             Incorporated herein
           as filed with the Ohio Secretary of State on                                    by reference to the
           September 20, 1994                                                              Registrant's Annual
                                                                                           Report on Form 10-
                                                                                           K for the fiscal year
                                                                                           ended September 30, 1994
                                                                                           (File No. 0-19768)
                                                                                           [Exhibit 3(a)]




3(b)       Certificate of Amendment by Shareholders                                        Incorporated herein by
           to the Articles of Incorporation of the                                         reference to the
           Registrant as filed with the Ohio Secretary                                     Registrant's Quarterly
           of State on May 4, 1995                                                         Report on Form 10-Q
                                                                                           for the fiscal quarter ended
                                                                                           April 1, 1995 (File No.
                                                                                           0-19768) [Exhibit 4(b)]

3(c)       Regulations of the Registrant (reflecting                                       Incorporated herein by
           amendments adopted by the shareholders of                                       reference to the
           the Registrant on April 6, 1995)                                                Registrant's Quarterly
                                                                                           Report on Form 10-Q for
                                                                                           the fiscal quarter ended
                                                                                           April 1, 1995
                                                                                           (File No. 0-19768)
                                                                                           [Exhibit 4(c)]




** Certain portions of this Exhibit have been omitted based upon a request for confidential treatment filed with the Securities and Exchange Commission ("SEC"). The non-public information has been filed separately with the SEC in connection with that request.

EXHIBIT
NO.                             DESCRIPTION                                           LOCATION

4(a)       Form of Series A Warrant                                       Included in Exhibit 2(a)
                                                                          above

4(b)       Form of Series B Warrant                                       Included in Exhibit 2(a)
                                                                          above

4(c)       Form of Series C Warrant                                       Included in Exhibit 2(a)
                                                                          above

4(d)       Credit Agreement, dated as of December 4, 1998,                Incorporated herein by
           by and among the Registrant; OM Scott                          reference to the
           International Investments Ltd., Miracle                        Registrant's Current
           Garden Care Limited, Scotts Holdings Limited,                  Report on Form 8-K,
           Hyponex Corporation, Scotts Miracle-Gro                        dated December 11, 1998
           Products, Inc., Scotts-Sierra Horticultural                    (File No. 1-11593)
           Products Company, Republic Tool &                              [Exhibit 4]
           Manufacturing Corp., Scotts-Sierra
           Investments, Inc., Scotts France
           Holdings SARL, Scotts Holding GmbH,
           Scotts Celaflor GmbH & Co. KG, Scotts
           France SARL, Scotts Belgium 2 BVBA
           and The Scotts Company (UK) Ltd. as
           Subsidiary Borrowers; the lenders party
           thereto; The Chase Manhattan Bank as
           Administrative Agent; Salomon
           Smith Barney, Inc. as Syndication
           Agent; Credit Lyonnais Chicago
           Branch and NBD Bank as Co-
           Documentation Agents; and Chase
           Securities Inc. as Lead Arranger
           and as Book Manager

4(e)       Waiver, dated as of January 19, 1999, to                       *
           the Credit Agreement, dated as of
           December 4, 1998, among the Registrant;
           OM Scott International Investments Ltd.,
           Miracle Garden Care Limited, Scotts
           Holdings Limited, Hyponex Corporation,
           Scotts Miracle-Gro Products, Inc.,
           Scotts-Sierra Horticultural Products
           Company, Republic Tool & Manufacturing
           Corp., Scotts-Sierra Investments, Inc.,
           Scotts France Holdings SARL, Scotts
           Holding GmbH, Scotts Celaflor GmbH & Co.
           KG, Scotts France SARL, Scotts Belgium 2
           BVBA, The Scotts Company (UK) Ltd. and
           other subsidiaries of the Registrant who
           are also borrowers from time to time;
           the lenders party thereto; The Chase
           Manhattan Bank as Administrative Agent;
           Salomon Smith Barney, Inc. as
           Syndication Agent; Credit Lyonnais
           Chicago Branch and NBD Bank as
           Co-Documentation Agents; and Chase
           Securities Inc., as Lead Arranger and
           Book Manager

4(f)       Amendment No. 1 and Consent dated as of                        *
           October 13, 1999 to the Credit
           Agreement, dated as of December 4, 1998,
           as amended by the Waiver, dated as of
           January 19, 1999, among the Registrant;
           OM Scott International Investments
           Ltd., Miracle Garden Care Limited,
           Scotts Holdings Limited, Hyponex
           Corporation, Scotts Miracle-Gro
           Products, Inc., Scotts-Sierra
           Horticultural Products Company, Republic
           Tool & Manufacturing Corp.,
           Scotts-Sierra Investments, Inc. Scotts
           France Holdings SARL, Scotts Holding
           GmbH, Scotts Belgium 2 BVBA, The Scotts
           Company (UK) LTD., Scotts Canada Ltd.,
           Scotts Europe B.V., ASEF B.V. and other
           subsidiaries of the Registrant who are
           also borrowers from time to time; the
           lenders party thereto; The Chase
           Manhattan Bank as Administrative Agent;
           Salomon Smith Barney, Inc. as
           Syndication Agent; Credit Lyonnais
           Chicago and NBD Bank as Co-Documentation
           Agents; and Chase Securities Inc. as
           Lead Arranger and Book Manager



4(g)       Indenture, dated as of January 21, 1999,                       Incorporated herein by
           between The Scotts Company and                                 reference to the
           State Street Bank and Trust Company,                           Registrant's Registration
           as Trustee                                                     Statement on Form S-4
                                                                          filed on
                                                                          April 21, 1999
                                                                          (Registration No.
                                                                          333-76739)
                                                                          [Exhibit 4]





EXHIBIT
NO.                             DESCRIPTION                                          LOCATION
10(a)      The O.M. Scott & Sons Company Excess                          Incorporated herein by
           Benefit Plan, effective October 1, 1993                       reference to the
                                                                         Annual Report on Form
                                                                         10-K for the fiscal
                                                                         year ended September
                                                                         30, 1993, of The
                                                                         Scotts Company, a
                                                                         Delaware corporation
                                                                         ("Scotts Delaware")
                                                                         (File No. 0-19768)
                                                                         [Exhibit 10(h)]



EXHIBIT
NO.                 DESCRIPTION                                             LOCATION
10(b)      The Scotts Company 1992 Long Term                          Incorporated herein by
           Incentive Plan                                             reference to Scotts
                                                                      Delaware's Registration
                                                                      Statement on Form S-8
                                                                      filed on March 26, 1993
                                                                      (Registration
                                                                      No. 33-60056)
                                                                      [Exhibit 4(f)]

10(c)      The Scotts Company 1999 Executive and Management           *
           Incentive Plan

10(d)      The Scotts Company 1996 Stock                              *
           Option Plan (as amended through
           December 8, 1999)

10(e)      The Scotts Company Executive                               Incorporated herein by
           Retirement Plan                                            reference to the
                                                                      Registrant's Annual
                                                                      Report on Form 10-K for
                                                                      the fiscal year ended
                                                                      September 30, 1998
                                                                      (File No. 1-11593)
                                                                      [Exhibit 10(j)]

10(f)      Employment Agreement, dated as of                          Incorporated herein by
           May 19, 1995, between the Registrant                       reference to the
           and James Hagedorn                                         Registrant's Annual
                                                                      Report on Form 10-
                                                                      K for the fiscal year
                                                                      ended September 30, 1995
                                                                      (File No. 1-11593)
                                                                      [Exhibit 10(p)]

10(g)      Consulting Agreement, dated July 9, 1997,                  Incorporated herein by
           among Scotts Miracle-Gro Products, Inc.,                   reference to the
           the Registrant and Horace Hagedorn                         Registrant's Annual
                                                                      Report on Form 10-
                                                                      K for the fiscal year
                                                                      ended September 30, 1997
                                                                      (File No. 1-11593)
                                                                      [Exhibit 10(1)]

10(h)      Employment Agreement, dated as of May 19,                  Incorporated herein by
           1995, among Stern's Miracle-Gro                            reference to the
           Products, Inc. (nka Scotts Miracle-Gro                     Registrant's Annual
           Products, Inc.), the Registrant and John Kenlon            Report on Form 10-
                                                                      K for the fiscal year
                                                                      ended September 30,
                                                                      1996 (File No.
                                                                      1-11593) [Exhibit
                                                                      10(k)]


EXHIBIT
NO.                             DESCRIPTION                                                            LOCATION

10(i)      Employment Agreement, dated as of                                               Incorporated herein by
           August 7, 1998, between the Registrant                                          reference to the
           and Charles M. Berger, and three attached                                       Registrant's Annual
           Stock Option Agreements with the following                                      Report on Form 10-K
           effective dates: September 23, 1998; October 21,                                for the fiscal year
           1998 and September 24, 1999                                                     ended September 30, 1998
                                                                                           (File No. 1-11593),
                                                                                           [Exhibit 10(n)]


10(j)      Stock Option Agreement, dated as of                                             Incorporated herein by
           August 7, 1996, between the Registrant                                          reference to the
           and Charles M. Berger                                                           Registrant's Annual
                                                                                           Report on Form 10-
                                                                                           K for the fiscal year
                                                                                           ended September 30, 1996
                                                                                           (File No. 1-11593)
                                                                                           [Exhibit 10(m)]

10(k)      Letter Agreement, dated December 23, 1996,                                      Incorporated herein by
           between the Registrant and Jean H. Mordo                                        reference to the
                                                                                           Registrant's Annual
                                                                                           Report on Form 10-
                                                                                           K for the fiscal year
                                                                                           ended September 30, 1997
                                                                                           (File No. 1-11593)
                                                                                           [Exhibit 10(p)]

10(l)      Specimen form of Stock Option Agreement                                         *
           for Non-Qualified Stock Options

10(m)      Letter Agreement, dated April 10, 1997,                                         Incorporated herein by
           between the Registrant and G. Robert Lucas                                      reference to the
                                                                                           Registrant's Annual
                                                                                           Report on Form 10-
                                                                                           K for the fiscal year
                                                                                           ended September 30, 1997
                                                                                           (File No. 1-11593)
                                                                                           [Exhibit 10(r)]

10(n)      Letter Agreement, dated December 17, 1997,                                      Incorporated herein by
           between the Registrant and William R. Radon                                     reference to the
                                                                                           Registrant's Annual
                                                                                           Report on Form 10-K
                                                                                           for the fiscal year
                                                                                           ended September 30, 1998
                                                                                           (File No. 1-11593)
                                                                                           [Exhibit 10(s)]

10(o)      Letter Agreement, dated March 30, 1998,                                         Incorporated herein by
           between the Registrant and William A. Dittman                                   reference to the
                                                                                           Registrant's Annual
                                                                                           Report on Form 10-K
                                                                                           for the fiscal year
                                                                                           ended September 30, 1998
                                                                                           (File No. 1-11593)
                                                                                           [Exhibit 10(t)]

10(p)      Letter Agreement, dated March 16, 1999,                                         *
           between the Registrant and Hadia Lefavre



EXHIBIT
NO.                             DESCRIPTION                                                            LOCATION

10(q)      Letter Agreement, dated July 21, 1999,                                          *
           between the Registrant and David D. Harrison

10(r)      Contract of Employment dated February 28, 1986,                                 *
           between Rhodic (assumed by Scotts France SAS)
           and Christian Ringuet

10(s)      Employment Agreement, dated August 1, 1995,                                     *
           between Scotts Europe B.V. and Laurens J.M. de Kort

10(t)      Service Agreement, dated September 9, 1998,                                     *
           between Levington Horticulture Limited (nka The
           Scotts Company (UK) Ltd.) and Nicholas Kirkbride


10(u)      Exclusive Distributor Agreement--Horticulture,                                  Incorporated herein by
           effective as of June 22, 1998, between                                          reference to the
           the Registrant and AgrEvo USA                                                   Registrant's Annual
                                                                                           Report on Form 10-K
                                                                                           for the fiscal year
                                                                                           ended September 30, 1998
                                                                                           (File No.1-11593)
                                                                                           [Exhibit 10(v)]

10(v)      Amended and Restated Exclusive Agency                                           *
           and Marketing Agreement, dated as
           of September 30, 1998, between
           Monsanto Company and the Registrant
           (replaces and supersedes Exhibit 2(b)
           to the Registrant's Quarterly Report
           on Form 10-Q for the fiscal quarter
           ended April 3, 1999 (File No. 1-11593))**

21         Subsidiaries of the Registrant                                                  *

23         Consent of Independent Accountants                                              *

27         Financial Data Schedule                                                         *

*Filed herewith.

** Certain portions of this Exhibit have been omitted based upon a request for confidential treatment filed with the Securities and Exchange Commission ("SEC"). The non-public information has been filed separately with the SEC in connection with that request.
                                                                             123