Form 10-Q
period 2000-01-01
SCOTTS COMPANY
filed 2000-02-15
CIK 825542

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 1, 2000

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


               27,953,206                   Outstanding at February 14, 2000
  Common Shares, voting, no par value

                       THE SCOTTS COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

Part I.  Financial Information:
 Item 1.  Financial Statements

          Condensed, Consolidated Statements of Operations - Three
          month periods ended January 1, 2000 and January 2, 1999           3

          Condensed, Consolidated Statements of Cash Flows - Three
          month periods ended January 1, 2000 and January 2, 1999           4

          Condensed, Consolidated Balance Sheets - January 1, 2000,
          January 2, 1999 and September 30, 1999                            5

          Notes to Condensed, Consolidated Financial Statements            6-24

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       25-39

Part II. Other Information

 Item 1.  Legal Proceedings                                                40

 Item 5.  Other Information                                                40

 Item 6.  Exhibits and Reports on Form 8-K                                 40

Signatures                                                                 41

Exhibit Index                                                              42

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                                         JANUARY 1,       JANUARY 2,
                                                                           2000             1999
                                                                          -------          -------


Net sales                                                                 $191.5           $184.4
Cost of sales                                                              117.6            119.7
                                                                          -------          -------
Gross profit                                                                73.9             64.7
Commission earned from agency agreement, net                                (1.0)             5.0
Operating expenses:
  Advertising and promotion                                                 23.7             16.7
  Selling, general and administrative                                       68.1             53.9
  Amortization of goodwill and other intangibles                             5.9              4.9
  Restructuring and other charges                                             --              1.4
  Other expense (income), net                                                1.3             (0.1)
                                                                          -------          -------
Loss from operations                                                       (26.1)            (7.1)
Interest expense                                                            23.7              9.8
                                                                          -------          -------
Loss before income taxes                                                   (49.8)           (16.9)
Income tax benefit                                                         (20.2)            (6.9)
                                                                          -------          -------
Net loss before extraordinary item                                         (29.6)           (10.0)
Extraordinary loss on early extinguishment of debt,
  net of tax                                                                  --              0.4
                                                                          -------          -------
Net loss                                                                   (29.6)           (10.4)
Payments to preferred shareholders                                           6.4              2.4
                                                                          -------          -------
Loss applicable to common shareholders                                    $(36.0)          $(12.8)
                                                                          =======          =======
Basic earnings per common share:
  Before extraordinary item                                               $ (1.28)         $  (.68)
  Extraordinary item, net of tax                                               --             (.02)
                                                                          -------          -------
                                                                            (1.28)            (.70)
                                                                          -------          -------
Diluted earnings per common share:
  Before extraordinary item                                               $ (1.28)         $  (.68)
  Extraordinary item, net of tax                                               --             (.02)
                                                                          -------          -------
                                                                            (1.28)            (.70)
                                                                          -------          -------
Common shares used in basic earnings per share
  calculation                                                               28.2             18.3
                                                                          =======          =======
Common shares and potential common shares used in
  diluted earnings per share calculation                                    28.2             18.3
                                                                          =======          =======




See notes to condensed, consolidated financial statements

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                    THREE MONTHS ENDED
                                                                                    ------------------
                                                                               JANUARY 1,          JANUARY 2,
                                                                                 2000                1999
                                                                                -------             -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $ (29.6)            $ (10.4)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                                  15.0                11.8
    Net change in certain components of working capital                          (150.1)             (134.9)
    Net change in other assets and liabilities and
      other adjustments                                                            (4.6)              (29.9)
                                                                                -------             -------
         Net cash used in operating activities                                   (169.3)             (163.4)
                                                                                -------             -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property, plant and equipment                                      (7.2)              (13.8)
  Investment in acquired businesses, net of cash acquired                            --              (160.7)
  Other, net                                                                         --                (7.6)
                                                                                 -------            -------
         Net cash used in investing activities                                     (7.2)             (182.1)
                                                                                -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under revolving and bank lines
    of credit                                                                     202.1                88.6
  Gross borrowings under term loans                                                  --               525.0
  Gross repayments under term loans                                                (6.3)                 --
  Repayment of outstanding balance on previous
    credit facility                                                                  --              (241.0)
  Settlement of interest rate locks                                                  --               (15.2)
  Financing and issuance fees                                                        --               (10.2)
  Payments to preferred shareholders                                               (6.4)               (4.9)
  Repurchase of treasury shares                                                   (21.0)                 --
  Other, net                                                                       (5.6)                0.9
                                                                                -------             -------
         Net cash provided by financing activities                                162.8               343.2
                                                                                -------             -------
Effect of exchange rate changes on cash                                            (0.8)               (0.1)
                                                                                -------             -------
Net decrease in cash                                                              (14.5)               (2.4)
Cash and cash equivalents at beginning of period                                   30.3                10.6
                                                                                -------             -------
Cash and cash equivalents at end of period                                      $  15.8             $   8.2
                                                                                =======             =======
SUPPLEMENTAL CASH FLOW INFORMATION:

Investment in Acquired Businesses:
    Fair value of assets acquired, net of cash                                                      $ 259.1
    Liabilities assumed                                                                               (67.3)
                                                                                                    -------
    Net assets acquired                                                                               191.8
    Notes issued to seller                                                                             35.7
    Cash paid                                                                                           4.8
    Debt issued                                                                                       151.3



See notes to condensed, consolidated financial statements

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                     CONDENSED, CONSOLIDATED BALANCE SHEETS
                     (IN MILLIONS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                                   UNAUDITED
                                                          ----------------------------
                                                          JANUARY 1,        JANUARY 2,     SEPTEMBER 30,
                                                            2000              1999             1999
                                                          --------          --------         --------

Current assets:
  Cash and cash equivalents                               $   15.8          $    8.2         $   30.3
  Accounts receivable, less allowances of
    $17.5, $8.6 and $16.4, respectively                      225.3             206.7            201.4
  Inventories, net                                           442.1             298.2            313.2
  Current deferred tax asset                                  28.6              31.4             29.3
  Prepaid and other assets                                    60.3              21.5             67.5
                                                          --------          --------         --------
         Total current assets                                772.1             566.0            641.7
                                                          --------          --------         --------
Property, plant and equipment, net                           256.0             208.9            259.4
Intangible assets, net                                       774.0             608.6            794.1
Other assets                                                  74.7              62.0             74.4
                                                          --------          --------         --------
         Total assets                                     $1,876.8          $1,445.5         $1,769.6
                                                          ========          ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt                                         $  120.4          $   24.4         $   56.4
  Accounts payable                                           149.5             112.5            133.5
  Accrued liabilities                                        153.8             111.5            177.0
                                                             -----             -----            -----
         Total current liabilities                           423.7             248.4            366.9
Long-term debt                                             1,006.5             754.8            893.6
Other liabilities                                             63.5              51.2             65.8
                                                          --------          --------         --------
         Total liabilities                                 1,493.7           1,054.4          1,326.3
                                                          --------          --------         --------
Commitments and contingencies
Shareholders' equity:
  Class A Convertible Preferred Stock, no
    par value                                                  --              177.3            173.9
  Common shares, no par value per share,
    $.01 stated value per share, issued 31.4,
    21.1 and 21.3, respectively                                0.3               0.2              0.2
  Capital in excess of par value                             387.9             208.9            213.9
  Retained earnings                                           94.1              63.8            130.1
  Treasury stock, 3.4, 2.8, and 2.9 shares,
    respectively, at cost                                    (82.9)            (55.5)           (61.9)
  Accumulated other comprehensive expense                    (16.3)             (3.6)           (12.9)
                                                          --------          --------         --------
         Total shareholders' equity                          383.1             391.1            443.3
                                                          --------          --------         --------
         Total liabilities and shareholders'
           equity                                         $1,876.8          $1,445.5         $1,769.6
                                                          ========          ========         ========



See notes to condensed, consolidated financial statements

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(All amounts are in millions except per share data or otherwise noted)

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

         The condensed, consolidated balance sheets as of January 1, 2000 and January 2, 1999, and the related condensed, consolidated statements of operations and cash flows for the three month periods ended January 1, 2000 and January 2, 1999 are unaudited; however, in the opinion of management, such financial statements contain all adjustments necessary for the fair presentation of the Company's financial position and results of operations. Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the financial statements and accompanying notes in Scotts' fiscal 1999 Annual Report on Form 10-K.

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

         Reclassifications

         Certain reclassifications have been made in prior periods' financial statements to conform to fiscal 2000 classifications.

2.       AGENCY AGREEMENT

         Effective September 30, 1998, the Company entered into an agreement with Monsanto Company ("Monsanto") for exclusive international marketing and agency rights to Monsanto's consumer Roundup(R) herbicide products. In connection with the agreement, the Company paid a $32.0 million deferred marketing fee that is being amortized over 20 years. The agreement covers most major consumer lawn and garden markets in the world, including the United States, Canada, Germany, France, other parts of continental Europe, and Australia.

         The agreement provides for the Company to earn a commission based on the EBIT (as defined by the agreement) generated annually by the global consumer Roundup(R) business. The Company records its estimated commission based upon the actual EBIT of the Roundup(R) business for the periods presented, net of annual fixed contribution payments to Monsanto.

         In fiscal 1999, the Company recorded commission based on its pro-rata share of Roundup(R) EBIT for the quarter. In fiscal 2000, in accordance with revenue recognition guidance recently put forward by the SEC, the Company will not record commission under the Roundup(R) agency agreement until minimum EBIT thresholds as required by the agreement are achieved. The cost of $1.0 million recorded in the first quarter of fiscal 2000 primarily represents amortization of the fiscal 2000 annual contribution payment due to Monsanto.

3.       RESTRUCTURING AND OTHER CHARGES

         1999 CHARGES

         During fiscal 1999, the Company recorded $1.4 million of restructuring charges associated with management's decision to reorganize the North American Professional Business Group to strengthen distribution and technical sales support, integrate brand management across market segments and reduce annual operating expenses. These charges represent the cost to sever approximately 60 in-house sales associates that were terminated in fiscal 1999. Approximately $1.1 million of severance payments were made to these former associates during fiscal 1999, $0.1 million was paid in the first quarter of fiscal 2000 and the remainder is expected to be paid in fiscal 2000.

         1998 CHARGES

         During fiscal 1998, the Company recorded charges of $9.3 million in connection with its decision to close nine composting sites. As of September 30, 1999, $0.9 million remained accrued in the Company's consolidated balance sheet for costs to be incurred under contractual commitments and remaining lease obligations (a detailed discussion and rollforward is included in the Company's fiscal 1999 Annual Report on Form 10-K). In the first quarter of fiscal 2000, $0.3 million of the remaining obligations had been paid. The Company expects to make all remaining payments in fiscal 2000.

4.       ACQUISITIONS

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

         In October 1998, the Company acquired Rhone-Poulenc Jardin ("RPJ"), continental Europe's largest consumer lawn and garden products company. Management's initial estimate of the purchase price for Rhone-Poulenc Jardin was $216 million; however, subsequent adjustments for reductions in acquired working capital have resulted in a final purchase price of approximately $170 million.

         Each of the above acquisitions was made in exchange for cash or notes due to seller and was accounted for under the purchase method of accounting. Accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Final determination of the purchase price of the Ortho business, as well as the allocation of the purchase price to the net assets acquired was not complete as of January 1, 2000. The excess of the estimated purchase price for the Ortho business over the value of tangible assets acquired is currently recorded as an intangible asset and is being amortized over a period of 35 years.

         The following unaudited pro forma results of operations give effect to the Ortho acquisition as if it had occurred on October 1, 1998.

                                                 THREE MONTHS ENDED
                                                 ------------------
                                                     JANUARY 2,
                                                        1999
                                                       ------

         Net sales                                    $204.3
         Loss before extraordinary loss                (19.5)
         Net loss                                      (19.9)
         Basic earning per share:
           Before extraordinary loss                  $ (1.20)
           After extraordinary loss                     (1.22)
         Diluted earnings per share:
           Before extraordinary loss                  $ (1.20)
           After extraordinary loss                   $ (1.22)

         The pro forma information provided does not purport to be indicative of actual results of operations if the Ortho acquisition had occurred as of October 1, 1998 and is not intended to be indicative of future results or trends.

5.       INVENTORIES

         Inventories, net of provisions for slow moving and obsolete inventory of $30.9 million, $15.0 million, and $30.5 million, respectively, consisted of:

                                        JANUARY 1,    JANUARY 2,  SEPTEMBER 30,
                                          2000          1999          1999
                                         ------        ------        ------

        Finished goods                   $346.5        $227.3        $206.4
        Raw materials                      94.6          70.4         106.5
                                          -----         -----         -----
        FIFO cost                         441.1         297.7         312.9
        LIFO reserve                        1.0           0.5           0.3
                                          -----         -----         -----
                 Total                   $442.1        $298.2        $313.2
                                          =====         =====         =====

6.       INTANGIBLE ASSETS, NET

                                       JANUARY 1,    JANUARY 2,   SEPTEMBER 30,
                                          2000          1999          1999
                                         ------        ------        ------

         Goodwill                        $499.1        $386.6        $508.6
         Trademarks                       202.4         141.9         207.9
         Other                             72.5          80.1          77.6
                                          -----         -----         -----
                  Total                  $774.0        $608.6        $794.1
                                          =====         =====         =====

7.       LONG-TERM DEBT

                                       JANUARY 1,    JANUARY 2,   SEPTEMBER 30,
                                          2000          1999          1999
                                         ------        ------        ------

Revolving loans under credit facility  $  257.8        $ 98.3        $ 64.2
Term loans under credit facility          502.9         525.0         509.0
Senior Subordinated Notes                 318.3          99.5         318.0
Notes due to sellers                       30.9          42.8          37.0
Foreign bank borrowings and term loans     14.2           9.0          17.6
Capital lease obligations and other         2.8           4.6           4.2
                                        -------         -----         -----
                                        1,126.9         779.2         950.0
Less current portions                     120.4          24.4          56.4
                                        -------         -----         -----
                                       $1,006.5        $754.8        $893.6
                                        =======         =====         =====

         On December 4, 1998, the Company and certain of its subsidiaries entered into a credit facility which provides for borrowings in the aggregate principal amount of $1.025 billion and consists of term loan facilities in the aggregate amount of $525 million and a revolving credit facility in the amount of $500 million. Financial covenants included as part of the facility include, amongst others, minimum net worth, interest coverage and net leverage ratios. At January 1, 2000, the Company was in violation of the minimum net worth covenant. The Company obtained a waiver to cure default on February 15, 2000.

         In January 1999, the Company completed an offering of $330 million of 8 5/8% Senior Subordinated Notes ("the Notes") due 2009. The net proceeds from the offering, together with borrowings under the Company's credit facility, were used to fund the Ortho acquisition and to repurchase approximately 97% of Scotts $100.0 million outstanding 9 7/8% Senior Subordinated Notes due August 2004. In August 1999, the Company repurchased the remaining $2.9 million of the 9 7/8% Senior Subordinated Notes.

         The Company entered into two interest rate locks in fiscal 1998 to hedge its anticipated interest rate exposure on the Notes offering. The total amount paid under the interest rate locks of $12.9 million has been recorded as a reduction of the Notes' carrying value and is being amortized over the life of the Notes as interest expense.

         In conjunction with the acquisitions of Rhone-Poulenc Jardin and Sanford Scientific, notes were issued for certain portions of the total purchase price that are to be paid in annual installments over a four-year period. The present value of remaining note payments is $25.9 million and $5.0 million, respectively. The Company is imputing interest on the non-interest bearing notes using an interest rate prevalent for similar instruments at the time of acquisition.

         The foreign term loans of $3.9 million issued on December 12, 1997, have an 8-year term and bear interest at 1% below LIBOR. The loans are denominated in Pounds Sterling and can be redeemed, on demand, by the note holder. The foreign bank borrowings of $10.3 million at January 1, 2000 represent lines of credit for foreign operations and are denominated in French Francs, Australian Dollars and Dutch Gilders.

8.       EARNINGS PER COMMON SHARE

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

                                                      THREE MONTHS ENDED
                                                      ------------------
                                                  JANUARY 1,     JANUARY 2,
                                                     2000          1999
                                                    ------        ------

         Net loss before extraordinary item        $(29.6)        $(10.0)
         Extraordinary item, net of tax                --            0.4
                                                    ------         ------
         Net loss                                   (29.6)         (10.4)
         Payments to preferred shareholders          (6.4)          (2.4)
                                                    ------         ------
         Loss applicable to common shareholders    $(36.0)        $(12.8)
                                                    ======         ======
         Weighted-average common shares
           outstanding during the period             28.2           18.3
                                                    ======         ======
         Basic and diluted earnings per common
           share before extraordinary item         $ (1.28)       $  (.68)
         Extraordinary item, net of tax            $   --         $  (.02)
                                                    ------         ------
         Basic and diluted earnings per common
           share                                   $ (1.28)       $  (.70)
                                                    ======         ======

9.       STATEMENT OF COMPREHENSIVE INCOME

         Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments, be presented in the Company's financial statements. The components of other comprehensive income and total comprehensive income for the three months ended January 1, 2000 and January 2, 1999 are as follows:

                                                      THREE MONTHS ENDED
                                                      ------------------
                                                  JANUARY 1,     JANUARY 2,
                                                     2000           1999
                                                    ------         ------

         Net loss                                  $(29.6)        $(10.4)
         Other comprehensive income (expense):
           Foreign currency translation
            adjustments                              (3.4)          (0.4)
                                                    -----          -----
         Comprehensive income (expense)            $(33.0)        $(10.8)
                                                    =====          =====

10.      CONTINGENCIES

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

         In June 1997, the Company received formal notice of an enforcement action and draft Findings and Orders from the Ohio Environmental Protection Agency. The draft Findings and Orders elaborated on the subject of the referral to the Ohio Attorney General alleging: potential surface water violations relating to possible historical sediment contamination possibly impacting water quality; inadequate treatment capabilities of the Company's existing and currently permitted wastewater treatment plants; and that the Marysville site is subject to corrective action under the Resource Conservation Recovery Act ("RCRA"). In late July 1997, the Company received a draft judicial consent order from the Ohio Attorney General which covered many of the same issues contained in the draft Findings and Orders including RCRA corrective action. As a result of on-going discussions, the Company received a revised draft of a judicial consent order from the Ohio Attorney General in late April 1999. Subsequently, the Company replied to the Ohio Attorney General with another revised draft, which is the focus of current negotiations.

         In accordance with the Company's past efforts to enter into Ohio's VAP, the Company submitted to the Ohio Environmental Protection Agency a "Demonstration of Sufficient Evidence of VAP Eligibility Compliance" on July 8, 1997. Among other issues contained in the VAP submission, was a description of the Company's ongoing efforts to assess potential environmental impacts of the discontinued on-site waste disposal areas as well as potential remediation efforts. Under the statutes covering VAP, an eligible participant in the program is not subject to State enforcement actions for those environmental matters being addressed. On October 21, 1997, the Company received a letter from the Director of the Ohio Environmental Protection Agency denying VAP eligibility based upon the timeliness of and completeness of the submittal. The Company has appealed the Director's action to the Environmental Review Appeals Commission. No hearing date has been set and the appeal remains pending. While negotiations continue, the Company has been voluntarily addressing a number of the historical onsite waste disposal areas with the knowledge of the Ohio Environmental Protection Agency. Interim measures consisting of capping two onsite waste disposal areas have been implemented.

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

         LAFAYETTE

         In July 1990, the Philadelphia District of the U.S. Army Corps of Engineers ("Corps") directed that peat harvesting operations be discontinued at Hyponex's Lafayette, New Jersey facility, based on its contention that peat harvesting and related activities result in the "discharge of dredged or fill material into waters of the United States" and, therefore, require a permit under Section 404 of the Clean Water Act. In May 1992, the United States filed suit in the U.S. District Court for the District of New Jersey seeking a permanent injunction against such harvesting, and civil penalties in an unspecified amount. If the Corps' position is upheld, it is possible that further harvesting of peat from this facility would be prohibited. The Company is defending this suit and is asserting a right to recover its economic losses resulting from the government's actions. The suit was placed in administrative suspense during fiscal 1996 in order to allow the Company and the government an opportunity to negotiate a settlement, and it remains suspended while the parties develop, exchange and evaluate technical data. In July 1997, the Company's wetlands consultant submitted to the government a draft remediation plan. Comments were received and a revised plan was submitted in early 1998. Further comments from the government were received during 1998 and 1999. The Company believes agreement on the remediation plan has essentially been reached. Before this suit can be fully resolved, however, the Company and the government must reach agreement on the government's civil penalty demand. The Company has reserved for its estimate of the probable loss to be incurred under this proceeding. Furthermore, management believes the Company has sufficient raw material supplies available such that service to customers will not be materially adversely affected by continued closure of this peat harvesting operation.

         AGREVO ENVIRONMENTAL HEALTH

         On June 3, 1999, AgrEvo Environmental Health, Inc. ("AgrEvo") filed a complaint in the District Court for the Southern District of New York, against the Company, a subsidiary of the Company and Monsanto seeking damages and injunctive relief for alleged antitrust violations and breach of contract by the Company and its subsidiary and antitrust violations and tortious interference with contact by Monsanto. The Company purchased a consumer herbicide business from AgrEvo in May 1998. AgrEvo claims in the suit that the Company's subsequent agreement to become Monsanto's exclusive sales and marketing agent for Monsanto's consumer Roundup(R) business violated the federal antitrust laws. AgrEvo contends that Monsanto attempted to or did monopolize the market for non-selective herbicides and conspired with the Company to eliminate the herbicide the Company previously purchased from AgrEvo, which competed with Monsanto's Roundup(R), in order to achieve or maintain a monopoly position in that market. AgrEvo also contends that the Company's execution of various agreements with Monsanto, including the Roundup(R) marketing agreement, as well as the Company's subsequent actions, violated the purchase agreements between AgrEvo and the Company.

         AgrEvo is requesting unspecified damages as well as affirmative injunctive relief, and seeking to have the court invalidate the Roundup(R) marketing agreement as violative of the federal antitrust laws. On September 20, 1999, the Company filed an answer denying liability and asserting counterclaims that it was fraudulently induced to enter into the agreement for purchase of the consumer herbicide business and the related agreements, and that AgrEvo breached the representations and warranties contained in those agreements. On October 1, 1999, the Company moved to dismiss the antitrust allegations against it on the ground that the claims fail to state claims for which relief may be granted. On October 12, 1999, AgrEvo moved to dismiss the Company's counterclaims. On January 27, 2000, AgrEvo sought leave to move to amend its complaint to add a claim for fraud and to incorporate the Delaware action described below. Under the indemnification provisions of the Roundup(R) marketing agreement, Monsanto and the Company each have requested that the other indemnify against any losses arising from this lawsuit.

         On June 29, 1999, AgrEvo also filed a complaint in the Superior Court for the State of Delaware against two of the Company's subsidiaries seeking damages for alleged breach of contract. AgrEvo alleges that, under the contracts by which a subsidiary of the Company purchased a herbicide business from AgrEvo in May 1998, two of the Company's subsidiaries have failed to pay AgrEvo approximately $0.6 million. AgrEvo is requesting damages in this amount, as well as pre and post-judgment interest and attorneys' fees and costs. The Company's subsidiaries have moved to dismiss or stay this action. On January 31, 2000, the Delaware court stayed AgrEvo's action pending the resolution of a motion to amend the action in the Southern District of New York.

         BRAMFORD

         In the United Kingdom, major discharges of waste to air, water and land are regulated by the Environment Agency. The Scotts (UK) Ltd. fertilizer facility in Bramford (Suffolk), United Kingdom, is subject to environmental regulation by this Agency. Two manufacturing processes at this facility require process authorizations and previously required a waste management license (discharge to a licensed waste disposal lagoon having ceased in July 1999). The Company expects to surrender the waste management license in consultation with the Environment Agency. In connection with the renewal of an authorization, the Environment Agency has identified the need for remediation of the lagoon, and the potential for remediation of a former landfill at the site. The Company intends to comply with the reasonable remediation concerns of the Environment Agency. The Company previously installed an environmental enhancement to the facility to the satisfaction of the Environment Agency and believes that it has adequately addressed the environmental concerns of the Environment Agency regarding emissions to air and groundwater. The Company and the Environment Agency have not agreed on a final plan for remediating the lagoon and the landfill. The Company has reserved for its estimate of the probable loss to be incurred in connection with this matter.

         OTHER

         The Company has determined that quantities of cement containing asbestos material at certain manufacturing facilities in the United Kingdom should be removed. The Company has reserved for the estimate of costs to be incurred for this matter.

11.      CONVERSION OF PREFERRED STOCK

         In October 1999, all of the then outstanding Class A Convertible Preferred Shares were converted into 10.1 million common shares. The Company paid the holders of the Preferred Shares $6.4 million. The amount represents the dividends on the Preferred Shares that otherwise would have been payable through May 2000, the month during which the Preferred Shares could first be redeemed by the Company. In fiscal 1999, certain of the Preferred Shares were converted into 0.2 million common shares at the holders option.

12.      NEW ACCOUNTING STANDARDS

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

13.      SEGMENT INFORMATION

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


                                                 N.A.                                     OTHER/
         (in millions)                          CONSUMER    PROFESSIONAL   INTERNATIONAL  CORPORATE        TOTAL
         -------------                          --------    ------------   -------------  ---------        -----
        Sales:
                                  Q1 2000       $ 101.6       $ 23.6          $ 66.3                     $  191.5
                                  Q1 1999       $  72.8       $ 32.5          $ 79.1                     $  184.4

        Operating Income (Loss):
                                  Q1 2000       $  (4.9)      $ (0.3)         $ (1.9)        $(19.0)     $  (26.1)
                                  Q1 1999          (2.0)        (0.6)            9.5          (14.0)         (7.1)

        Operating Margin:
                                  Q1 2000          (4.8%)       (1.3%)          (2.9%)         nm           (13.6%)
                                  Q1 1999          (2.7%)       (1.8%)          12.0%          nm            (3.9%)

        Total Assets:
                                  Q1 2000       1,077.7        200.9           508.6           89.6       1,876.8
                                  Q1 1999         661.4        194.0           535.1           55.0       1,445.5

        nm  Not meaningful.


         Operating loss reported for the Company's three operating segments represents earnings before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. Accordingly, Corporate operating loss for the three month periods ended January 1, 2000 and January 2, 1999 includes amortization of certain intangible assets, corporate general and administrative expenses, and certain "other" income/expense not allocated to the business segments. In the first quarter of fiscal 2000, management changed the measure of profitability for the business segments as compared to the method used at September 30, 1999, to include the allocation of certain costs to the business segments which historically were included in corporate costs. Such costs include research and development, administrative and certain "other" income/expense items which could be directly attributable to a business segment. The results shown above for the first quarter of fiscal 1999 have been reclassified to conform to the fiscal 2000 basis of presentation.

         Total assets reported for the Company's operating segments include the intangible assets for the acquired business within those segments. Corporate assets primarily include deferred financing and debt issuance costs, corporate fixed assets as well as deferred tax assets.

14.      FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

         In January 1999, the Company issued $330 million of 8 5/8% Senior Subordinated Notes due 2009 to qualified institutional buyers under the provisions of Rule 144A of the Securities Act of 1993. The Company intends to register these Notes under the Securities Act.

         The Notes are general obligations of the Company and are guaranteed by all of the existing and future wholly-owned and significant domestic subsidiaries of the Company. The following unaudited information presents consolidating Statements of Operations, Statements of Cash Flows and Balance Sheets for the three month periods ended January 1, 2000 and January 2, 1999.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 1, 2000 (in millions)
(Unaudited)

                                                          PARENT AND
                                                          SUBSIDIARY     NON-
                                                          GUARANTORS   GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                          ----------   ----------  ------------  ------------

Sales                                                       $122.4       $ 69.1                     $191.5
Cost of sales                                                 79.0         38.6                      117.6
                                                            ------       ------       ------         ------
Gross profit                                                  43.4         30.5           --           73.9

Commission earned for agency agreement, net                   (1.0)                                   (1.0)

Operating Expenses:
 Advertising and promotion                                    14.8          8.9                       23.7
 Selling, general and administration                          44.0         24.1                       68.1
 Amortization or goodwill and other
   intangibles                                                 3.6          2.3                        5.9
 Restructuring and other changes                                                                        --
 Equity income in non-guarantors                               7.2                     (7.2)
 Intracompany allocations                                     (1.3)         1.3                         --
 Other expense (income), net                                   1.4         (0.1)                       1.3
                                                            ------       ------       ------         ------
Income (loss) from operations                                (27.3)        (6.0)         7.2         (26.1)
Interest expense                                              17.5          6.2                       23.7
                                                            ------       ------       ------         ------
Income (loss) before income taxes                            (44.8)       (12.2)         7.2         (49.8)
Income taxes                                                 (15.2)        (5.0)                     (20.2)
                                                            ------       ------       ------         ------
Net income (loss)                                            (29.6)        (7.2)         7.2         (29.6)
                                                            ======       ======       ======         ======



STATEMENT OF CASH FLOWS

FOR THE THREE MONTH PERIOD ENDED JANUARY 1, 2000 (in millions)
(Unaudited)

                                                  PARENT AND
                                                  SUBSIDIARY          NON-
                                                  GUARANTORS       GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                  ----------       ----------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                       $   (29.6)       $   (7.2)      $      7.2        $  (29.6)
   Adjustments to reconcile net loss
      to net cash used in operating
      activities:
   Depreciation and amortization                       11.3             3.7                             15.0
   Equity income in non-guarantors                      7.2                             (7.2)             --
   Net Change in certain components of
      working capital                                (133.2)          (16.9)                          (150.1)
   Net changes in other assets and
      liabilities and other adjustments                 2.4            (7.0)                            (4.6)
                                                  ---------       ---------         ---------       --------
Net cash used in operating activities                (141.9)          (27.4)               --         (169.3)
                                                  ---------       ---------         ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property, plant
      and equipment                                    (5.6)           (1.6)                            (7.2)
   Investments in non-guarantors                       (7.1)                              7.1             --
                                                  ---------       ---------         ---------       --------
Net cash used in investing activities                 (12.7)           (1.6)              7.1           (7.2)
                                                  ---------       ---------         ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under revolving and bank
     lines of credit                                  174.5            27.6                            202.1
  Gross borrowings under term loans                                                                       --
  Gross repayments under term loans                    (0.5)           (5.8)                            (6.3)
  Dividends on Class A Convertible
     Preferred Stock                                   (6.4)                                            (6.4)
  Repurchase of treasury shares                       (21.0)                                           (21.0)
  Investments from parent                                               7.1              (7.1)
  Other, net                                            0.2            (5.8)                            (5.6)
                                                  ---------       ---------         ---------       --------
Net cash provided by financing activities             146.8            23.1              (7.1)         162.8
                                                  ---------       ---------         ---------       --------

Effect of exchange rate changes on cash                                (0.8)                            (0.8)

Net decrease in cash                                   (7.8)           (6.7)                           (14.5)
Cash and cash equivalents,
   beginning of period                                 11.6            18.7                             30.3
                                                  ---------       ---------         ---------       --------
Cash and cash equivalents,
   end of period                                  $     3.8       $    12.0         $      --       $   15.8
                                                  =========       =========         =========       ========


BALANCE SHEET

AS OF JANUARY 1, 2000 (in millions, except share information)
(Unaudited)

                                                           PARENT AND
                                                           SUBSIDIARY     NON-
                                                           GUARANTORS   GUARANTORS  ELIMINATIONS   CONSOLIDATED
                                                           ----------   ----------  ------------   ------------
ASSETS
Current Assets:
   Cash  and cash equivalents                               $    3.8     $ 12.0                      $   15.8
   Accounts receivable, net                                    144.4       80.9                         225.3
   Inventories, net                                            356.4       85.7                         442.1
   Current deferred tax asset                                   28.6                                     28.6
   Prepaid and other assets                                     40.9       19.4                          60.3
                                                            --------     ------        --------      --------
         Total current assets                                  574.1      198.0             --          772.1
Property, plant and equipment, net                             215.5       40.5                         256.0
Intangible assets, net                                         492.3      281.7                         774.0
Other assets                                                    65.4        9.3                          74.7
Investment in affiliates                                        93.9                     (93.9)           0.0
Intracompany assets                                             12.4                     (12.4)           0.0
                                                            --------     -------       -------       --------
         Total assets                                        1,453.6      529.5         (106.3)       1,876.8
                                                            ========     ======        =======       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Short-term debt                                              95.1       25.3                         120.4
   Accounts payable                                            100.0       49.5                         149.5
   Accrued liabilities                                         120.0       33.8                         153.8
                                                            --------     ------        -------       --------
         Total current liabilities                             315.1      108.6             --          423.7
Long-term debt                                                 701.0      305.5                       1,006.5
Other liabilities                                               42.3       21.2                          63.5
Intracompany liabilities                                          --       12.4          (12.4)            --
                                                            --------     ------        -------       --------
         Total liabilities                                   1,058.4      447.7          (12.4)       1,493.7
Commitments and contingencies
Shareholders' equity:
   Investment from parent                                                  57.4          (57.4)            --
   Common shares, no par value per share,
      $.01 stated value per share                                0.3                                      0.3
   Capital in excess of par value                              387.9                                    387.9
   Retained earnings                                            94.1       36.5          (36.5)          94.1
   Treasury stock, 3.4 shares at cost                          (82.9)                                   (82.9)
   Accumulated other comprehensive
      income                                                    (4.2)     (12.1)                        (16.3)
                                                            --------     ------        -------       --------
         Total shareholders' equity                            395.2       81.8          (93.9)         383.1
                                                            --------     ------        -------       --------
Total liabilities and shareholders'
   equity                                                   $1,453.6     $529.5        $(106.3)      $1,876.8
                                                            ========     ======        =======       ========


STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 2, 1999 (in millions)
(Unaudited)

                                                          PARENT AND
                                                          SUBSIDIARY   NON-
                                                          GUARANTORS GUARANTORS ELIMINATIONS CONSOLIDATED
                                                          ---------- ---------- ------------ ------------
Sales                                                       $103.3     $81.1                    $184.4
Cost of sales                                                 74.7      45.0                     119.7
                                                            ------     -----        -----       ------
Gross profit                                                  28.6      36.1           --         64.7

Commission earned from agency agreement                        5.0                                 5.0

Operating Expenses:
  Advertising and promotion                                    9.1       7.6                      16.7
  Selling, general and administration                         34.2      19.7                      53.9
  Amortization or goodwill and other
    intangibles                                                2.8       2.1                       4.9
  Restructuring and other changes                              1.4                                 1.4
  Equity income in non-guarantors                             (1.7)                   1.7           --
  Intracompany allocations                                    (0.9)      0.9                        --
  Other expenses, net                                          0.1      (0.2)                     (0.1)
                                                            ------     -----        -----       ------
Income (loss) from operations                                (11.4)      6.0         (1.7)        (7.1)
Interest expense                                               6.6       3.2                       9.8
                                                            ------     -----        -----       ------
Income (loss) before income taxes                            (18.0)      2.8         (1.7)       (16.9)
Income taxes                                                  (8.0)      1.1                      (6.9)
                                                            ------     -----        -----       ------
Income (loss) before extraordinary item                      (10.0)      1.7         (1.7)       (10.0)
Extraordinary loss on early
   extinguishment of debt, net
   of income tax benefit                                       0.4                                 0.4
                                                            ------     -----        -----       ------
Net income (loss)                                           $(10.4)    $ 1.7        $(1.7)      $(10.4)
                                                            ======     =====        =====       ======


STATEMENT OF CASH FLOWS

FOR THE THREE MONTH PERIOD ENDED JANUARY 2, 1999 (in millions)
(Unaudited)

                                                           PARENT AND
                                                           SUBSIDIARY          NON-
                                                           GUARANTORS       GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                           ----------       ----------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss
   Adjustments to reconcile net loss                       $   (10.4)      $     1.7     $       (1.7)     $    (10.4)
      to net cash used in operating
      activities:
   Depreciation and amortization                                 7.6             4.2                             11.8
   Equity income in non-guarantors                              (1.7)                              1.7
   Net Change in certain components of
      working capital                                          (87.5)          (47.4)                          (134.9)
   Net changes in other assets and                             (38.9)            9.0                            (29.9)
                                                           ---------       ---------         ---------       --------
Net cash used in operating activities                         (130.9)          (32.5)               --         (163.4)
                                                           ---------       ---------         ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property, plant
      and equipment                                            (12.1)           (1.7)                           (13.8)
   Investments in acquired businesses,                         (28.6)                             28.6
      net of cash acquired                                                    (160.7)                          (160.7)
   Investments in non-guarantors                                (7.3)           (0.3)                            (7.6)
                                                           ---------       ---------         ---------       --------
Net cash used in investing activities                          (48.0)         (162.7)             28.6         (182.1)
                                                           ---------       ---------         ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings under revolving and bank
      lines of credit                                          185.4           (96.8)                            88.6
   Gross borrowings under term loans                           260.0           265.0                            525.0
   Gross repayments under term loans                                                                               --
   Repayment of outstanding balance on
      previous credit facility                                (241.0)                                          (241.0)
   Dividends on Class A Convertible
      Preferred Stock                                           (4.9)                                            (4.9)
   Investments from parent                                                      28.6             (28.6)
   Other, net                                                  (24.5)                                           (24.5)
                                                           ---------       ---------         ---------       --------
Net cash provided by financing activities                      175.0           196.8             (28.6)         343.2
                                                           ---------       ---------         ---------       --------
Effect of exchange rate changes on cash                                         (0.1)                            (0.1)

Net increase (decrease) in cash                                 (3.9)            1.5                             (2.4)
Cash and cash equivalents,
   beginning of period                                           2.8             7.8                             10.6
Cash and cash equivalents,                                 ---------       ---------         ---------       --------
   end of period                                           $    (1.1)      $     9.3         $      --       $    8.2
                                                           =========       =========         =========       ========


BALANCE SHEET

AS OF JANUARY 2, 1999 (IN MILLIONS, EXCEPT SHARE INFORMATION)
(Unaudited)

                                                          PARENT AND
                                                          SUBSIDIARY    NON-
                                                          GUARANTORS GUARANTORS ELIMINATIONS CONSOLIDATED
                                                          ---------- ---------- ------------ ------------
ASSETS
Current Assets:
   Cash  and cash equivalents                               $ (1.1)    $  9.3                   $   8.2
      Accounts receivable, net                               113.2       93.5                     206.7
      Inventories, net                                       222.5       75.7                     298.2
      Current deferred tax asset                              20.8       10.6                      31.4
      Prepaid and other assets                                11.2       10.3                      21.5
                                                            ------     ------      -------     --------
         Total current assets                                366.6      199.4           --        566.0
Property, plant and equipment, net                           170.0       38.9                     208.9
Intangible assets, net                                       291.4      317.2                     608.6
Other assets                                                  61.8        0.2                      62.0
Investment in affiliates                                      99.2         --        (99.2)         0.0
Intracompany assets                                            --         0.2         (0.2)         0.0
                                                            ------     ------      -------     --------
         Total assets                                        989.0      555.9        (99.4)     1,445.5
                                                            ======     ======      =======     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Short-term debt                                             1.1       23.3                      24.4
   Accounts payable                                           68.7       43.8                     112.5
   Accrued liabilities                                        62.6       48.9                     111.5
                                                              ----       ----      -------     --------
         Total current liabilities                           132.4      116.0           --        248.4

Long-term debt                                               425.9      328.9                     754.8
Other liabilities                                             36.0       15.2                      51.2
Intracompany liabilities                                       0.2       ----         (0.2)         0.0
                                                            ------     ------      -------     --------
         Total liabilities                                   594.5      460.1         (0.2)     1,054.4
Commitments and contingencies
Shareholders' equity:
   Class A Convertible Preferred
      Stock, no par value                                    177.3                                177.3
   Investment from parent                                                57.4        (57.4)         0.0
   Common shares, no par value per
      share, $.01 stated value per
      share, issued 21.1 shares in
      1998 and 1997                                            0.2                                  0.2
   Capital in excess of par value                            208.9                                208.9
   Retained earnings                                          63.8       41.8        (41.8)        63.8
   Treasury stock, 2.8 shares at cost                        (55.5)                               (55.5)
   Accumulated other comprehensive
      income                                                  (0.2)      (3.4)                     (3.6)
                                                            ------     ------      -------     --------
         Total shareholders' equity                          394.5       95.8        (99.2)       391.1
                                                            ------     ------      -------     --------
Total liabilities and shareholders'
   equity                                                   $989.0     $555.9       $(99.4)    $1,445.5
                                                            ======     ======      =======     ========


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

As a leading consumer branded lawn and garden company, we focus on our consumer marketing efforts, including advertising and consumer research, to create demand to pull product through the retail distribution channels. During fiscal 1999, we spent $189.0 million on advertising and promotional activities, which is a significant increase over fiscal 1998 spending levels. We have applied this consumer marketing focus over the past several years, and we believe that Scotts continues to receive a significant return on these increased marketing expenditures. For example, sales in our Consumer Lawns business group increased 24.9% from fiscal 1998 to fiscal 1999. We believe that this dramatic sales growth resulted primarily from our increased consumer-oriented marketing efforts. We expect that we will continue to focus our marketing efforts toward the consumer and to increase consumer marketing expenditures in the future to drive market share and sales growth.

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

On September 30, 1998, Scotts entered into a long-term marketing agreement with Monsanto for its consumer Roundup(R) herbicide products. Under the marketing agreement, Scotts and Monsanto will jointly develop global consumer and trade marketing programs for Roundup(R), and Scotts has assumed responsibility for sales support, merchandising, distribution, logistics and certain administrative functions. In addition, in January 1999 Scotts purchased from Monsanto the assets of its worldwide consumer lawn and garden businesses, exclusive of the Roundup(R) business, for $300 million plus an amount for normalized working capital. These transactions with Monsanto will further our strategic objective of significantly enhancing our position in the pesticides segment of the consumer lawn and garden category. These businesses make up the Ortho business group within the North American Consumer segment.

We believe that these transactions provide us with several strategic benefits including immediate market penetration, geographic expansion, brand leveraging opportunities, and the achievement of substantial cost savings. With the Ortho acquisition, we are currently a leader by market share in all five segments of the U.S. consumer lawn and garden category: lawn fertilizer, garden fertilizer, growing media, grass seeds and pesticides. We believe that we are now positioned as the only national company with a complete offering of consumer products.

The addition of strong pesticide brands completes our product portfolio of powerful branded consumer lawn and garden products that should provide Scotts with brand leveraging opportunities for revenue growth. For example, our strengthened market position should create category management opportunities to enhance shelf positioning, consumer communication, trade incentives and trade programs. In addition, significant synergies have been and should continue to be realized from the combined businesses, including reductions in general and administrative, sales, distribution, purchasing, research and development and corporate overhead costs. We have redirected, and expect to continue to redirect, a portion of these cost savings into increased consumer marketing spending in support of the Ortho(R) brand.

Over the past two years, we have made several other acquisitions to strengthen our global market position in the lawn and garden category. In October 1998, we purchased Rhone-Poulenc Jardin, a leading European lawn and garden business, for approximately $170.0 million. This acquisition provides a significant addition to our existing European platform and strengthens our foothold in the continental European consumer lawn and garden market. Through this acquisition, we have established a strong presence in France, Germany, Austria, and the Benelux countries. This acquisition may also mitigate, to a certain extent, our susceptibility to weather conditions by expanding the regions in which we operate.

In December 1998, we acquired Asef Holding B.V., a privately-held Netherlands-based lawn and garden products company. In February 1998, we acquired EarthGro, Inc., a Northeastern U.S. growing media producer. In December 1997, we acquired Levington Group Limited, a leading producer of consumer and professional lawn fertilizer and growing media in the United Kingdom. In January 1997, we acquired the approximate two-thirds interest in Miracle Holdings Limited which we did not already own. Miracle Holdings owns Miracle Garden Care Limited, a manufacturer and distributor of lawn and garden products in the United Kingdom. These acquisitions are consistent with our stated objective of becoming the world's foremost branded lawn and garden company.

The following discussion and analysis of the consolidated results of operations and financial position should be read in conjunction with our Condensed, Consolidated Financial Statements included elsewhere in this report. Scotts' Annual Report on Form 10-K for the fiscal year ended September 30, 1999 includes additional information about the Company, our operations, and our financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth sales by business segment for the three months ended January 1, 2000 and January 2, 1999:

                               FOR THE THREE MONTHS ENDED      PERIOD TO
                              JANUARY 1,      JANUARY 2,        PERIOD
                                 2000            1999          % CHANGE
                                 ----            ----          --------

North American Consumer:
Lawns                           $ 47.9          $ 39.1           22.5%
Gardens                           14.2            13.2            7.6
Growing Media                     19.9            20.0           (0.5)
Ortho                             18.2            --               NA
Canada                             1.4             0.5          180.0
                                ------          -----
  Total                          101.6            72.8           39.6
Professional                      23.6            32.5          (27.4)
International                     66.3            79.1          (16.2)
                                ------          -----
Consolidated                    $191.5          $184.4            3.9%
                                ======          =====

The following table sets forth the components of income and expense as a percentage of sales for the three months ended January 1, 2000 and January 2, 1999:

                                                          FOR THE THREE
                                                           MONTHS ENDED
                                                           ------------
                                                     JANUARY 1,    JANUARY 2,
                                                        2000          1999
                                                        ----          ----

Net sales                                              100.0%        100.0%
Cost of sales                                           61.4          64.9
                                                       -----         -----
Gross profit                                            38.6          35.1
Commission earned from agency agreement, net            (0.5)          2.7
Operating expenses:
   Advertising and promotion                            12.4           9.1
   Selling, general and administrative                  35.6          29.2
   Amortization of goodwill and other intangibles        3.1           2.7
   Restructuring and other charges                       0.0           0.8
   Other expense (income), net                           0.7          (0.1)
                                                       -----         -----
Loss from operations                                   (13.6)         (3.9)
Interest expense                                        12.4           5.3
                                                       -----         -----
Loss before income taxes                               (26.0)         (9.2)

Income tax benefit                                     (10.5)         (3.7)
                                                       -----         -----
Net loss before extraordinary item                     (15.5)         (5.4)
Extraordinary item, net of tax                           0.0           0.2
                                                       -----         -----
Net loss                                               (15.5)         (5.6)
Payments to preferred shareholders                       3.3           1.3
                                                       -----         -----
Loss applicable to common shareholders                 (18.8)%        (6.9)%
                                                       =====         =====

THREE MONTHS ENDED JANUARY 1, 2000 VERSUS THREE MONTHS ENDED JANUARY 2, 1999

Sales for the three months ended January 1, 2000 were $191.5 million, an increase of 3.9% over the three months ended January 2, 1999 of $184.4 million. On a pro forma basis, assuming that the Ortho acquisition had occurred on October 1, 1998, sales for the first quarter of fiscal 2000 were 6.3% lower than pro forma sales for the first quarter of fiscal 1999 of $204.3 million. The decrease in pro forma sales was driven primarily by decreases in sales in the Professional and International segments as discussed below.

North American Consumer segment sales were $101.6 million in the first quarter of fiscal 2000, an increase of $28.8 million, or 39.6%, over sales for the first quarter of fiscal 1999 of $72.8 million. Sales in the Consumer Lawns business group within this segment increased $8.8 million, or 22.5%, from fiscal 1999 to fiscal 2000, reflecting increased early season sales to distributors facilitated by improved product availability when compared to the prior year. Sales in the Consumer Gardens business group increased $1.0 million, or 7.6%, from the first quarter of fiscal 1999 to fiscal 2000, primarily due to strong volume in the specialty fertilizers and feeders product lines. On a proforma basis, sales in the Ortho business group declined 9.0% from the first quarter of fiscal 1999, reflecting initiatives to reduce trade inventory levels for certain significant retailers. Selling price changes did not have a material impact in the North American Consumer segment in the first quarter of fiscal 2000.

Professional segment sales of $23.6 million in the first quarter of fiscal 2000 were $8.9 million lower than first quarter of fiscal 1999 sales of $32.5 million. The decrease in sales for the Professional segment was primarily due to lower sales of ProTurf(R) products. In the second quarter of fiscal 1999, we changed from selling direct to customers to selling through distributors. The timing of this change and continuing performance issues with one of our largest ProTurf(R) distributors caused sales to decrease when compared to the prior year. Sales of horticulture products within this segment also decreased year-to-year as a result of de-emphasizing early season incentives to distributors which previously contributed to high pre-season inventory levels.

International segment sales of $66.3 million in the first quarter of fiscal 2000 were $12.8 million lower than sales for the first quarter of fiscal 1999 of $79.1 million. The decrease in sales was primarily due to shifting our business models in the United Kingdom and France toward direct distribution to customers and away from using third-party distributors. This change is expected to reduce pre-season inventory levels and shift sales from the first quarter to the remainder of the year.

Gross profit increased to $73.9 million in the first quarter of fiscal 2000, an increase of 14.2% over fiscal 1999 gross profit of $64.7 million. As a percentage of sales, gross profit was 38.6% of sales for fiscal 2000 compared to 35.1% of sales for the first quarter of fiscal 1999. This increase in profitability on sales was driven by decreased unit costs for products manufactured in our Marysville facility reflecting higher production levels and improved efficiencies this year and a shift in sales mix toward higher margin products, particularly within the Consumer Lawns business group.

The "commission earned from agency agreement" in the first quarter of fiscal 2000 represents net costs incurred of $1.0 million compared to income of $5.0 million in the first quarter of fiscal 1999. In the prior year, we recorded commission based on our estimated pro-rata share of Roundup(R) EBIT for the quarter. In fiscal 2000, in accordance with revenue recognition guidance recently put forward by the SEC, we will not record commission under the Roundup(R) agency agreement until minimum EBIT thresholds as required by the agreement are achieved. We expect to begin recognizing commission in the second quarter of fiscal 2000 and do not expect that this policy will have any effect on the recognition of commission on a full-year basis. The costs of $1.0 million recorded in the first quarter of fiscal 2000 primarily represents amortization of the fiscal 2000 contribution payment due to Monsanto as required by the marketing agreement.

Advertising and promotion expenses in the first quarter of fiscal 2000 were $23.7 million, an increase of $7.0 million, or 41.9% over fiscal 1999 advertising and promotion expenses of $16.7 million. This increase was primarily due to advertising and promotion expenses for the Ortho business, support of the increase in sales within the North American Consumer segment and investments in advertising and promotion to drive future sales growth in the International segment.

Selling, general and administrative expenses in the first quarter of fiscal 2000 were $68.1 million, an increase of $14.2 million, or 26.3% over similar expenses in the first quarter of fiscal 1999 of $53.9 million. As a percentage of sales, selling, general and administrative expenses were 35.6% for the first quarter of fiscal 2000 compared to 29.2% for fiscal 1999. The increase in selling, general and administrative expenses was primarily related to support of the increased sales levels in the Consumer Lawns business group, infrastructure expenses within the International segment, and selling, general and administrative expenses for the Ortho business group which were not incurred in the first quarter of fiscal 1999 due to the timing of the acquisition in January 1999.

Amortization of goodwill and other intangibles increased to $5.9 million in the first quarter of fiscal 2000, compared to $4.9 million in the prior year, due to additional intangibles resulting from the Ortho acquisition.

Restructuring and other charges were $1.4 million in the first quarter of fiscal 1999. These charges represent severance costs associated with the reorganization of North American Professional Business Group to strengthen distribution and technical sales support, integrate brand management across market segments and reduce annual operating expenses. To date, approximately $1.2 million has been paid.

Other expense for the first quarter of fiscal 2000 was $1.3 million compared to other income of $0.1 million in the prior year. The increase in expense was primarily due to losses associated with the disposal of fixed assets.

Loss from operations for the first quarter of fiscal 2000 was $26.1 million compared to $7.1 million for the first quarter of fiscal 1999. The increase in the loss was primarily due to the factors described above: lower sales in the Professional segment; delayed sales in the International segment due to the changes in distribution to retailers; and a reduction in Roundup(R) commission due to a change in the method for recognizing commission within the year.

Interest expense for the first quarter of fiscal 2000 was $23.7 million, an increase of $13.9 million over fiscal 1999 interest expense of $9.8 million. The increase in interest expense was due to increased borrowings to fund the Ortho acquisition and increased working capital, and an increase in average borrowing rates under our credit facility.

Income tax benefit was $20.2 million for fiscal 2000 compared to a benefit of $6.9 million in the prior year due to the increased loss recognized in the first quarter of fiscal 2000. The Company's effective tax rate did not change significantly from quarter to quarter.

On December 4, 1998, Scotts and certain of its subsidiaries entered into a credit facility and used borrowings under the facility to repay amounts outstanding under the then existing credit facility. The write-off of deferred financing costs associated with the previous credit facility resulted in an extraordinary loss in the first quarter of fiscal 1999, net of income taxes, of $0.4 million.

Scotts reported a net loss of $29.6 million for the first quarter of fiscal 2000, or $1.28 loss per common share on a basic and diluted basis, compared to a net loss of $10.4 million for fiscal 1999, or $0.70 loss per common share on a basic and diluted basis. Due to the early conversion of the then outstanding preferred shares on October 1, 1999, as discussed in "Liquidity and Capital Resources", there were approximately 28.2 million shares outstanding for the first quarter of fiscal 2000. There were 18.3 million common shares outstanding during the first quarter of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities totaled $169.3 million for the three months ended January 1, 2000 compared to a use of $163.4 million for the three months ended January 2, 1999. The seasonal nature of our operations generally requires cash to fund significant increases in working capital (primarily inventory and accounts receivable) during the first and second quarters. The third fiscal quarter is a period for collecting accounts receivable and liquidating inventory levels. The slight increase in cash used in operating activities for the first quarter of fiscal 2000 compared to the prior year is attributable to the increased loss in the quarter and the build of inventory levels to meet anticipated seasonal demand, partially offset by a smaller increase in accounts receivable resulting from the factors affecting sales as described above and the payment of Roundup(R) marketing fees made in the first quarter of fiscal 1999.

Cash used in investing activities was $7.2 million for the first quarter of fiscal 2000 compared to $182.1 million in the prior year. In the first quarter of fiscal 1999, we purchased the Rhone-Poulenc Jardin and Asef businesses for approximately $160 million. Additionally, capital investments decreased by $6.6 million to $7.2 million in the first quarter of fiscal 2000 compared to $13.8 million in the first quarter of fiscal 1999.

Financing activities generated cash of $162.8 million for the three months ended January 1, 2000 compared to $343.2 million in the prior year. In the first quarter of fiscal 1999, Scotts borrowed funds under its credit facility in order to purchase the Rhone-Poulenc Jardin and Asef businesses, to pay marketing fees associated with the Roundup(R) agency agreement, to pay financing fees associated with the new credit facility and to settle the then outstanding interest rate locks (as described below). In addition, on October 1, 1999, all of the then outstanding Class A Convertible Preferred Shares were converted into
10.1 million common shares. In connection with the conversion, the Company paid the holders of the Preferred Shares $6.4 million. The amount represents the dividends on the Preferred Shares that otherwise would have been payable through May 2000, the month during which the Preferred Shares could first be redeemed by the Company.

Total debt was $1,126.9 million as of January 1, 2000, an increase of $176.9 million compared with debt at September 30, 1999 and an increase of $347.7 compared with debt levels at January 2, 1999. The increase in debt period to period was primarily due to funding the Ortho acquisition and increased working capital levels as described above.

Our primary sources of liquidity are funds generated by operations and borrowings under our credit facility. The credit facility provides for borrowings in the aggregate principal amount of $1.025 billion and consists of term loan facilities in the aggregate amount of $525 million and a revolving credit facility in the amount of $500 million.

We funded the acquisition of the Rhone-Poulenc Jardin and Asef businesses with borrowings under our credit facility. Additional borrowings under the credit facility, along with proceeds from the January 1999 offering of $330 million of 10-year 8 5/8% Senior Subordinated Notes due 2009, were used to fund the Ortho acquisition and to repurchase approximately 97% of Scotts' then outstanding $100.0 million 9 7/8% Senior Subordinated Notes.

Coincidental with the notes offering, Scotts settled its then outstanding interest rate lock for approximately $3.6 million. We entered into two interest rate locks in fiscal 1998 to hedge the anticipated interest rate exposure on the $330 million note offering. In October 1998, we terminated one of the interest rate locks for $9.3 million and entered into a new interest rate lock instrument. The total amount paid under the interest rate locks of $12.9 million has been deferred and is being amortized over the life of the notes.

In July 1998, our Board of Directors authorized the repurchase of up to $100 million of our common shares on the open market or in privately negotiated transactions on or prior to September 30, 2001. As of January 1, 2000, 1,025,495 common shares (or $37.7 million) have been repurchased under the new repurchase program limit. The timing and amount of any purchases under the new repurchase program will be at our discretion and will depend upon market conditions and our operating performance and liquidity.

Any repurchase will also be subject to the covenants contained in our credit facility as well as our other debt instruments. The repurchased shares will be held in treasury and will thereafter be used for the exercise of employee stock options and for other valid corporate purposes. We anticipate that any repurchases will be made in the open market or in privately negotiated transactions, and that Hagedorn Partnership, L.P. will sell its pro rata share (approximately 42%) of such repurchased shares in the open market.

As of January 1, 2000 the Company was in violation of the minimum net worth covenant contained in our credit facility. The Company obtained a waiver to cure default on February 15, 2000.

In our opinion, cash flows from operations and capital resources will be sufficient to meet debt service and working capital needs during fiscal 2000, and thereafter for the foreseeable future. However, we cannot ensure that our business groups will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all, or that future borrowings will be available under our credit facilities in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control. We cannot ensure that we will be able to refinance any indebtedness, including our credit facility, on commercially reasonable terms, or at all.

ENVIRONMENTAL MATTERS

We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking action aimed at ensuring compliance with, such laws and regulations. We are involved in several environmental related legal actions with various governmental agencies. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial position; however, there can be no assurance that the resolution of these matters will not materially affect future quarterly or annual operating results. Additional information on environmental matters affecting us is provided in Note 10 to the Company's unaudited Condensed, Consolidated Financial Statements as of and for the three months ended January 1, 2000 and in the 1999 Annual Report on Form 10-K under "ITEM 1 BUSINESS... ENVIRONMENTAL AND REGULATORY CONSIDERATIONS" and "ITEM 3 LEGAL PROCEEDINGS" sections.

YEAR 2000 READINESS

In order to address issues surrounding the potential inability of our computer software applications and other business systems to properly identify the Year 2000, we established a readiness program to assess the extent and impact of potential business interruptions and other risks. The readiness program included a review of all significant information technology systems within the Company, as well as significant non-information technology business systems including machinery and equipment operating control systems, telecommunications systems, building air management systems, security and fire control systems and electrical and natural gas systems. Remediation, upgrade or replacement of the affected systems was made as necessary.

The readiness program also included evaluation of the year 2000 readiness of significant third-party suppliers through confirmation and follow-up procedures, including selected site assessments, where necessary.

Excluding the cost of internally dedicated resources, we have incurred approximately $5.5 million to address potential year 2000 risks as of January 1, 2000. These costs, with the exception of relatively small capital expenditures, were expensed as incurred and were funded through operating cash flows or from borrowings under our credit facility. We do not expect to incur any significant additional costs related to the year 2000 issue.

Through January 2000, we have not experienced any significant issues related to the ability of our information technology and business systems to recognize the year

2000. In addition, we have not experienced any significant supply difficulties related to our vendors' year 2000 readiness. While we believe that we have taken adequate precautions against year 2000 systems issues, there can be no assurance that we will not encounter business interruption or other issues related to the year 2000 in the future.

The Company's readiness program is an ongoing process and the estimates of costs and completion dates for various components of the program described above are subject to change.

ENTERPRISE RESOURCE PLANNING ("ERP")

In July 1998, we announced a project designed to bring our information system resources in line with our current strategic objectives. The project includes the redesign of certain key business processes in connection with the installation of new software on a world-wide basis over the course of the next several fiscal years. We estimate that the project will cost approximately $65 million, of which we expect 75% will be capitalized and depreciated over a period of four to eight years. SAP has been selected as the primary software provider for this project.

EURO

A new currency called the "Euro" has been introduced in certain Economic and Monetary Union countries. During 2002, all EMU countries are expected to be operating with the Euro as their single currency. Uncertainty exists as to the effects the Euro currency will have on the marketplace. We are assessing the impact the EMU formation and Euro implementation will have on our internal systems and the sale of our products. We expect to take appropriate actions based on the results of this assessment. We have not yet determined the cost related to addressing this issue and there can be no assurance that this issue and its related costs will not have a materially adverse effect on our business, operating results and financial condition.

RECENT DEVELOPMENTS

On February 7, 2000, the Company announced that it had signed a letter of intent to sell its North American Professional Turf business. The Company expects the transaction to close in the third quarter of fiscal 2000 and does not expect the transaction to have a material impact on its fiscal 2000 results of operations. The Company will retain the professional horticulture and grass seed segments of its Professional Business Segment.

MANAGEMENT'S OUTLOOK

Results for the first quarter of fiscal 2000 are in line with management's expectations and position us to continue our trend of significant sales and earnings growth. We are coming off a very strong fiscal 1999 as we reported record sales of $1.65 billion, achieved market share growth in every one of our major U. S. categories and established a number one market share position in most of the significant lawn and garden categories across the world. The performance in 1999 reflected the successful continuation of our primary growth drivers: to emphasize consumer-oriented marketing efforts to pull demand through distribution channels, and to make strategic acquisitions to increase market share in global markets and within segments of the lawn and garden category.

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

         As part of our ongoing strategic plans, management has established challenging, but realistic, financial goals, including:

         (1)      Sales growth of 10% per year;

         (2) An aggregate operating margin improvement of 1/2 to 1% per year;

         (3) Minimum compounded annual earnings per share growth of 15% to 20%; and

         (4)      Return on equity of 18%.

FORWARD-LOOKING STATEMENTS

We have made and will make "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in our Annual Report, Forms 10-K and 10-Q and in other contexts relating to future growth and profitability targets, and strategies designed to increase total shareholder value. Forward-looking statements include, but are not limited to, information regarding our future economic performance and financial condition, the plans and objectives of our management and our assumptions regarding our performance and these plans and objectives.

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

The forward-looking statements that we make in our Annual Report, Forms 10-K and 10-Q and in other contexts represent challenging goals for our company, and the achievement of these goals is subject to a variety of risks and assumptions and numerous factors beyond our control. Important factors that could cause actual results to differ materially from the forward-looking statements we make are described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by the following cautionary statements.

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

         - OUR HISTORICAL SEASONALITY COULD IMPAIR OUR ABILITY TO MAKE INTEREST PAYMENTS ON INDEBTEDNESS.

                  Because our products are used primarily in the spring and summer, our business is highly seasonal. For the past two fiscal years, approximately 70% to 75% of our sales have occurred in the second and third fiscal quarters combined. Our working capital needs and our borrowings peak during our second fiscal quarter because we are generating fewer revenues while incurring expenditures in preparation for the spring selling season. If cash on hand is insufficient to cover interest payments due on our indebtedness at a time when we are unable to draw on our credit facilities, this seasonality could adversely affect our ability to make interest payments as required by our indebtedness. Adverse weather conditions could heighten this risk.

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

         - OUR INABILITY, OR THE INABILITY OF OUR SUPPLIERS OR CUSTOMERS, TO RECOGNIZE AND ADDRESS ISSUES RELATED TO THE YEAR 2000 WHICH HAVE YET TO BE ENCOUNTERED, COULD ADVERSELY AFFECT OUR OPERATIONS.

                  Through January 2000, we have not experienced any significant issues related to the ability of our information technology and business systems to recognize the year 2000. In addition, we have not experienced any significant supply difficulties related to our venders' year 2000 readiness. While we believe that we have taken adequate precautions against year 2000 systems issues, there can be no assurance that we will not encounter business interruption or other issues related to the year 2000 in the future.

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


         - WE COULD EXPERIENCE DIFFICULTIES WITH OUR IMPLEMENTATION OF SAP THAT COULD ADVERSELY AFFECT OUR OPERATIONS.

                  Our implementation of SAP is in progress and is currently being utilized to provide information to three of our business groups. While the implementation has not created business interruption to this point, there can be no assurance that we will not experience difficulties in the remainder of the implementation process over the next several years.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As noted in Note 10 to the Company's unaudited Condensed, Consolidated Financial Statements as of and for the three months ended January 1, 2000, the Company is involved in several pending environmental matters. Pending other material legal proceedings are as follows:

         RHONE-POULENC, S.A., RHONE-POULENC AGRO S.A. AND HOECHST, A.G.

         On October 15, 1999, Scotts began arbitration proceedings before the International Chamber of Commerce against Rhone-Poulenc S.A. and Rhone-Poulenc Agro S.A. (collectively, "Rhone-Poulenc") under arbitration provisions contained in contracts relating to the purchase by Scotts of Rhone-Poulenc's European lawn and garden business, Rhone-Poulenc Jardin, in 1998. Scotts alleges that the combination of Rhone-Poulenc and Hoescht Schering AgrEvo GmbH into a new entity, Aventis S.A., will result in the violation of non-compete and other provisions in the contracts mentioned above. In the arbitration proceedings, Scotts is seeking injunctive relief as well as an award of damages.

         On January 7, 2000 the tribunal issued a segregated Record Agreement and Order requiring Arentis S.A,. Rhone-Poulenc and any affiliate or entity controlled by Arentis S.A. or Rhone-Poulenc to maintain a segregated record of select sales of certain products.

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

ITEM 5.  OTHER INFORMATION

         On February 7, 2000, the Company announced that it had signed a letter of intent to sell its North American Professional Turf business. The Company expects the transaction to close in the third quarter of fiscal 2000 and does not expect the transaction to have a material impact on its fiscal 2000 results of operations. The Company will retain the professional horticulture and grass seed segments of its Professional Business Segment.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) See Exhibit Index at page 42 for a list of the exhibits included herewith.

         (b) The Registrant filed a Current Report on Form 8-K dated October 5, 1999, reporting under "Item 5. Other Events", the conversion by the holders thereof of all the Class A Convertible Preferred Shares into approximately 10.1 million common shares effective October 1, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  THE SCOTTS COMPANY

Dated February 15, 2000
                                                  /s/ Christopher L. Nagel
                                                  Principal Accounting Officer,
                                                  Vice President and Corporate
                                                  Controller

                               THE SCOTTS COMPANY

                       QUARTERLY REPORT ON FORM 10-Q FOR
                      FISCAL QUARTER ENDED JANUARY 1, 2000

                                 EXHIBIT INDEX

EXHIBIT                                                               PAGE
NUMBER                          DESCRIPTION                          NUMBER
------                          -----------                          ------

10(d)                     The Scotts Company 1996 Stock Option          *
                          Plan (as amended through February 14,
                          2000)

27                        Financial Data Schedule                       *

99                        Press release regarding the sale of           *
                          the North American Professional Turf
                          business.

* Filed herewith