Form 10-Q
period 2000-04-01
SCOTTS COMPANY
filed 2000-05-16
CIK 825542

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-13292

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

        Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           27,961,206                                Outstanding at May 11, 2000
Common Shares, voting, no par value

                       THE SCOTTS COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                               Page No.

Part I. Financial Information:

Item 1. Financial Statements
        Condensed, Consolidated Statements of Operations - Three and six month
        periods ended April 1, 2000 and April 3, 1999...........................     3
        Condensed, Consolidated Statements of Cash Flows - Six month periods
        ended April 1, 2000 and April 3, 1999...................................     4
        Condensed, Consolidated Balance Sheets - April 1, 2000, April 3, 1999
        and September 30, 1999..................................................     5
        Notes to Condensed, Consolidated Financial Statements...................  6-24
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................... 25-39

Part II. Other Information

Item 1. Legal Proceedings.......................................................    40
Item 4. Submission of Matters to a Vote of Security Holders.....................    40
Item 6. Exhibits and Reports on Form 8-K........................................    40
Signatures......................................................................    41
Exhibit Index...................................................................    42

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                    ------------------      ----------------
                                                                    APRIL 1,   APRIL 3,   APRIL 1,   APRIL 3,
                                                                      2000       1999      2000       1999
                                                                      ----       ----      ----       ----
Net sales ....................................................   $   720.7  $   631.5 $   912.3  $   815.9
Cost of sales ................................................       407.6      362.6     525.3      482.3
                                                                 ---------  --------- ---------  ---------
        Gross profit .........................................       313.1      268.9     387.0      333.6

Gross commission earned from agency agreement ................         9.0       12.6       9.2       17.6
Contribution expenses under agency agreement .................         1.3         --       2.5         --
                                                                 ---------  --------- ---------  ---------
        Net commission earned from agency agreement ..........         7.7       12.6       6.7       17.6

Operating expenses:
        Advertising and promotion ............................        98.2       86.0     121.9      102.7
        Selling, general and administrative ..................        84.4       72.5     153.1      126.4
        Amortization of goodwill and other intangibles .......         7.8        5.3      13.8       10.2
        Restructuring and other charges ......................          --         --        --        1.4
        Other expense (income), net ..........................        (2.5)       0.4      (1.9)       0.3
                                                                 ---------  --------- ---------  ---------
Income from operations .......................................       132.9      117.3     106.8      110.2
Interest expense .............................................        25.9       24.6      49.6       34.4
                                                                 ---------  --------- ---------  ---------
Income before income taxes ...................................       107.0       92.7      57.2       75.8
Income taxes .................................................        43.4       38.0      23.2       31.1
                                                                 ---------  --------- ---------  ---------
Net income before extraordinary item .........................        63.6       54.7      34.0       44.7
Extraordinary loss on early extinguishment of debt, net of tax          --        5.4        --        5.8
                                                                 ---------  --------- ---------  ---------
Net income ...................................................        63.6       49.3      34.0       38.9
Payments to preferred shareholders ...........................          --        2.5       6.4        4.9
                                                                 ---------  --------- ---------  ---------
Income available to common shareholders ......................   $    63.6  $    46.8 $    27.6  $    34.0
                                                                 =========  ========= =========  =========
Basic earnings per common share:
        Before extraordinary item ............................   $    2.28  $    2.86 $    0.99  $    2.17
        Extraordinary item, net of tax .......................          --       0.30        --       0.32
                                                                 ---------  --------- ---------  ---------
                                                                      2.28       2.56      0.99       1.85
Diluted earnings per common share:
        Before extraordinary item ............................   $    2.16  $    1.81 $    0.93  $    1.48
        Extraordinary item, net of tax .......................          --       0.18        --       0.19
                                                                 ---------  --------- ---------  ---------
                                                                      2.16       1.63      0.93       1.29

Common shares used in basic earnings per share calculation ...        27.9       18.3      28.0       18.3
                                                                 =========  ========= =========  =========
Common shares and potential common shares used in
        diluted earnings per share calculation ...............        29.5       30.3      29.8       30.2
                                                                 =========  ========= =========  =========

See notes to condensed, consolidated financial statements

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN MILLIONS)

                                                                                         SIX MONTHS ENDED
                                                                                         ----------------
                                                                                         APRIL 1,  APRIL 3,
                                                                                           2000      1999
                                                                                           ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income ..................................................................   $   34.0  $   38.9
        Adjustments to reconcile net income to net cash used in operating activities:
                Depreciation and amortization .......................................       31.9      25.0
                Net change in certain components of working capital .................     (270.4)   (303.9)
                Net change in other assets and liabilities and other adjustments ....       (9.8)    (20.1)
                                                                                        --------- ---------
                  Net cash used in operating activities .............................     (214.3)   (260.1)
                                                                                        --------- ---------

CASH FLOWS FROM INVESTING ACTIVITIES
        Investment in property, plant and equipment .................................      (20.1)    (26.6)
        Investment in acquired businesses, net of cash acquired .....................       (0.8)   (492.4)
        Other, net ..................................................................        1.8      (6.4)
                                                                                        --------- ---------
                  Net cash used in investing activities .............................      (19.1)   (525.4)
                                                                                        --------- ---------

CASH FLOWS FROM FINANCING ACTIVITIES
        Net borrowings under revolving and bank lines of credit .....................      286.5     327.8
        Gross borrowings under term loans ...........................................         --     525.0
        Gross repayments under term loans ...........................................      (12.4)      --
        Issuance of 8 5/8% Senior Subordinated Notes ................................         --     330.0
        Extinguishment of $97.1 million 9 7/8% Senior Subordinated Notes ............         --    (104.1)
        Repayment of outstanding balance on previous credit facility ................         --    (241.0)
        Settlement of interest rate locks ...........................................         --     (12.9)
        Financing and issuance fees .................................................         --     (22.6)
        Payments to preferred shareholders ..........................................       (6.4)     (7.3)
        Repurchase of treasury shares ...............................................      (23.9)       --
        Other, net ..................................................................       (9.4)     (0.6)
                                                                                        --------- ---------
                Net cash provided by financing activities ...........................      234.4     794.3
                                                                                        --------- ---------

Effect of exchange rate changes on cash .............................................       (1.6)     (0.5)
                                                                                        --------- ---------

Net (decrease) increase in cash .....................................................       (0.6)      8.3
Cash and cash equivalents at beginning of period ....................................       30.3      10.6
                                                                                        --------- ---------
Cash and cash equivalents at end of period ..........................................   $   29.7  $   18.9
                                                                                        ========= =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Investment in Acquired Businesses:
                Fair value of assets acquired, net of cash ..........................   $    3.0  $  631.2
                Liabilities assumed .................................................         --    (101.8)
                                                                                        --------- ---------
                Net assets acquired .................................................        3.0     529.4
                Notes issued to seller ..............................................        2.2      37.0
                Cash paid ...........................................................        0.8     492.4

See notes to condensed, consolidated financial statements

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                     CONDENSED, CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                                  UNAUDITED
                                                                                  ---------
                                                                             APRIL 1,   APRIL 3,  SEPTEMBER 30,
                         ASSETS                                                2000       1999        1999
                                                                               ----       ----        ----
Current assets:
        Cash and cash equivalents .....................................   $     29.7  $     18.9  $     30.3
        Accounts receivable, less allowances of
                $14.7, $13.1 and $16.4, respectively ..................        649.3       589.6       201.4
        Inventories, net ..............................................        366.3       334.6       313.2
        Current deferred tax asset ....................................         26.5        22.3        29.3
        Prepaid and other assets ......................................         63.6        52.6        67.5
                                                                          ----------  ----------  ----------
                  Total current assets ................................      1,135.4     1,018.0       641.7
Property, plant and equipment, net ....................................        258.1       240.8       259.4
Intangible assets, net ................................................        796.2       786.9       794.1
Other assets ..........................................................         82.6        60.2        74.4
                                                                          ----------  ----------  ----------
                  Total assets ........................................   $  2,272.3  $  2,105.9  $  1,769.6
                                                                          ==========  ==========  ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Short-term debt ...............................................   $    183.2  $    213.9  $     56.4
        Accounts payable ..............................................        281.7       178.2       133.5
        Accrued liabilities ...........................................        288.6       220.8       177.0
                                                                          ----------  ----------  ----------
                  Total current liabilities ...........................        753.5       612.9       366.9
Long-term debt ........................................................      1,014.7     1,003.0       893.6
Other liabilities .....................................................         61.6        58.3        65.8
                                                                          ----------  ----------  ----------
                  Total liabilities ...................................      1,829.8     1,674.2     1,326.3
                                                                          ----------  ----------  ----------
Commitments and contingencies
Shareholders' equity:
        Class A Convertible Preferred Stock, no par value .............           --       177.3       173.9
        Common shares, no par value per share,
                $.01 stated value per share, issued 31.4,
                21.1 and 21.3, respectively ...........................          0.3         0.2         0.2
        Capital in excess of par value ................................        388.1       208.9       213.9
        Retained earnings .............................................        157.7       110.6       130.1
        Treasury stock, 3.5, 2.8, and 2.9 shares, respectively, at cost        (85.1)      (56.9)      (61.9)
        Accumulated other comprehensive expense .......................        (18.5)       (8.4)      (12.9)
                                                                          ----------  ----------  ----------
                  Total shareholders' equity ..........................        442.5       431.7       443.3
                                                                          ----------  ----------  ----------
Total liabilities and shareholders' equity ............................   $  2,272.3  $  2,105.9  $  1,769.6
                                                                          ==========  ==========  ==========

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

     The condensed, consolidated balance sheets as of April 1, 2000 and April 3, 1999, and the related condensed, consolidated statements of operations and cash flows for the three and six month periods ended April 1, 2000 and April 3, 1999 are unaudited; however, in the opinion of management, such financial statements contain all adjustments necessary for the fair presentation of the Company's financial position and results of operations. Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the financial statements and accompanying notes in Scotts' fiscal 1999 Annual Report on Form 10-K.

     Revenue Recognition

     Revenue is recognized when products are shipped and when title and risk of loss transfer to the customer. For certain large multi-location customers, products may be shipped to third-party warehousing locations. Revenue is not recognized until the customer places orders against that inventory and acknowledges in writing ownership of the goods. Provisions for estimated returns and allowances are recorded at the time of shipment based on historical rates of return as a percentage of sales.

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

2.   AGENCY AGREEMENT

     Effective September 30, 1998, the Company entered into an agreement with Monsanto Company ("Monsanto") for exclusive domestic and international marketing and agency rights to Monsanto's consumer Roundup(R) herbicide products. Under the terms of the agreement, the Company is entitled to receive an annual commission from Monsanto in consideration for the performance of its duties as agent. The annual commission is calculated as a percentage of the actual earnings before interest and income taxes
     (EBIT), as defined in the agreement, of the Roundup(R) business. Each year's percentage varies in accordance with the terms of the agreement based on the achievement of two earnings thresholds and commission rates that vary by threshold and program year.

     The agreement also requires the Company to make annual payments to Monsanto as a contribution against the overall expenses of the Roundup(R) business. The amount of the contribution payment varies by year and depends on the level of program EBIT achieved during certain years. Annual contribution payments are payable in twelve monthly installments within the year.

     The agreement has a term of seven years for all countries within the European Union (at the option of both parties, the agreement can be renewed for up to 20 years for the European Union countries). For countries outside of the European Union, the agreement continues indefinitely unless terminated by either party. The agreement provides Monsanto with the right to terminate the agreement for an event of default (as defined in the agreement) by the Company or a change in control of Monsanto or sale of the Roundup business. The agreement provides the Company with the right to terminate the agreement in certain circumstances including an event of default by Monsanto or the sale of the Roundup business. Unless the agreement is terminated for an event of default by the Company, Monsanto is required to pay a termination fee to the Company that varies by program year. The termination fee is $150 million for each of the first five program years and declines to a minimum of $16 million if the program continues for years 11 through 20.

     In consideration for the rights granted to the Company under the agreement for North America, the Company was required to pay a marketing fee of $32 million to Monsanto. The Company has deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the agreement. Although the agreement for North America has no stated term, the termination provisions ensure that, for any termination caused by Monsanto through year 20 of the agreement, an amount greater than or equal to the unamortized balance of the deferred marketing fees will be due from Monsanto. Accordingly, the Company is amortizing the deferred marketing fee over a period of 20 years.

     In fiscal 1999, the Company recognized commission income under the agreement during interim periods based on the estimated percentage of EBIT that would be payable to the Company as commission for the year applied to the actual EBIT for the Roundup(R) business for the interim period. Commission income recorded for the full year is calculated by applying the threshold commission structure for that year to the actual EBIT of the Roundup business for the year. For interim periods beginning in fiscal 2000, in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", the Company will not recognize commission income until actual Roundup EBIT reaches the first commission threshold for that year. The annual contribution payment, if any, is recognized ratably throughout the year.

3.   RESTRUCTURING AND OTHER CHARGES

     1999 Charges

     During fiscal 1999, the Company recorded $1.4 million of restructuring charges associated with management's decision to reorganize the North American Professional Business Group to strengthen distribution and technical sales support, integrate brand management across market segments and reduce annual operating expenses. These charges represent the cost to sever approximately 60 in-house sales associates that were terminated in fiscal 1999. Approximately $1.1 million of severance payments were made to these former associates during fiscal 1999 and substantially all of the remainder has been paid in fiscal 2000.

     1998 Charges

     During fiscal 1998, the Company recorded charges of $9.3 million in connection with its decision to close nine composting sites. As of September 30, 1999, $0.9 million remained accrued in the Company's consolidated balance sheet for losses to be incurred under contractual commitments and remaining lease obligations (a detailed discussion and rollforward is included in the Company's fiscal 1999 Annual Report on Form 10-K). For the first six months of fiscal 2000, $0.5 million of the remaining obligations had been paid. The Company expects to make all remaining payments in fiscal 2000.

4.   ACQUISITIONS

     In January 1999, the Company acquired the assets of Monsanto's consumer lawn and garden businesses, exclusive of the Roundup(R) business ("Ortho"), for approximately $300 million, subject to adjustment based on working capital as of the closing date and as defined in the purchase agreement. Based on the estimate of working capital received from Monsanto, the Company made an additional payment of $39.9 million at the closing date. The Company has subsequently provided Monsanto with its estimate of working capital, which would result in a substantial reduction in the total purchase price. Monsanto has subsequently provided the Company with a revised assessment of working capital which would increase the final purchase price. The Company and Monsanto have resolved many of the items in dispute and are currently in negotiations to resolve the remaining disputed items. If the final purchase price differs from the original estimate, it is likely that any difference would not be amortized over future periods, but rather would be reflected as an adjustment to working capital.

     In October 1998, the Company acquired Rhone-Poulenc Jardin ("RPJ"), continental Europe's largest consumer lawn and garden products company. Management's initial estimate of the purchase price for Rhone-Poulenc Jardin was $193 million; however, subsequent adjustments for reductions in acquired working capital have resulted in a final purchase price of approximately $147 million.

     In connection with the acquisition, the Company entered into a Research and Development Access Rights Agreement with Rhone-Poulenc. In exchange for the rights provided under the agreement, the Company will make four annual payments of 39 million French Francs each beginning on October 1, 1999. The present value of the payments (approximately $23.2 million) is being amortized over the life of the agreement.

     Each of the above acquisitions was made in exchange for cash or notes due to seller and was accounted for under the purchase method of accounting. Accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Final determination of the purchase price of the Ortho business, as well as the allocation of the purchase price to the net assets acquired was not complete as of April 1, 2000. The excess of the estimated purchase price for the Ortho business over the value of tangible assets acquired is currently recorded as an intangible asset and is being amortized over a period of 35 years.

     The following unaudited pro forma results of operations give effect to the Ortho acquisition as if it had occurred on October 1, 1998.

                                                          SIX MONTHS ENDED
                                                          ----------------
                                                            APRIL 3, 1999
                                                            -------------

Net sales .........................................         $   848.9
Income before extraordinary loss ..................              36.3
Net income ........................................              30.5

Basic earnings per share:
Before extraordinary loss .........................         $     1.72
After extraordinary loss ..........................               1.40

Diluted earnings per share:
Before extraordinary loss .........................         $     1.20
After extraordinary loss ..........................         $     1.01

     The pro forma information provided does not purport to be indicative of actual results of operations if the Ortho acquisition had occurred as of October 1, 1998 and is not intended to be indicative of future results or trends.

5.   INVENTORIES

     Inventories, net of provisions for slow moving and obsolete inventory of $27.8 million, $21.5 million, and $30.5 million, respectively, consisted of:

                                     APRIL 1,       APRIL 3,      SEPTEMBER 30,
                                       2000           1999            1999
                                     --------       --------      ------------
Finished goods ...............     $   281.7       $   246.8       $   206.4
Raw materials ................          83.6            87.4           106.5
                                   ---------       ---------       ---------
FIFO cost ....................         365.3           334.2           312.9
LIFO reserve .................           1.0             0.4             0.3
                                   ---------       ---------       ---------
Total ........................     $   366.3       $   334.6       $   313.2
                                   =========       =========       =========

6.   INTANGIBLE ASSETS, NET
                                     APRIL 1,        APRIL 3,     SEPTEMBER 30,
                                      2000            1999            1999
                                      ----            ----            ----

Goodwill .....................     $   526.2       $   625.8       $   508.6
Trademarks ...................         192.8           137.9           207.9
Other ........................          77.2            23.2            77.6
                                   ---------       ---------       ---------
Total ........................     $   796.2       $   786.9       $   794.1
                                   =========       =========       =========

7.   LONG-TERM DEBT

                                             APRIL 1,    APRIL 3,  SEPTEMBER 30,
                                               2000        1999        1999

Revolving loans under credit facility ....  $    349.5  $    322.8  $   64.2
Term loans under credit facility .........       481.4       509.9     509.0
Senior Subordinated Notes ................       318.6       320.0     318.0
Notes due to sellers .....................        36.6        37.5      37.0
Foreign bank borrowings and term loans ...         9.6        22.0      17.6
Capital lease obligations and other ......         2.2         4.7       4.2
                                            ----------  ----------  --------
                                               1,197.9     1,216.9     950.0
Less current portions ....................       183.2       213.9      56.4
                                            ----------  ----------  --------
                                            $  1,014.7  $  1,003.0  $  893.6
                                            ==========  ==========  ========

     On December 4, 1998, the Company and certain of its subsidiaries entered into a credit facility which provides for borrowings in the aggregate principal amount of $1.025 billion and consists of term loan facilities in the aggregate amount of $525 million and a revolving credit facility in the amount of $500 million. Financial covenants included as part of the facility include, amongst others, minimum net worth, interest coverage and net leverage ratios. The Company was in violation of the minimum net worth covenant measured as of January 1, 2000. The violation was reported to the administrative agent on February 11, 2000, as required by the credit facility. On February 15, 2000, the Company obtained a waiver of this covenant violation from its bank group for the first quarter violation only. The Company was in compliance with all of its debt covenants as of April 1, 2000.

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

     In conjunction with the acquisitions of Rhone-Poulenc Jardin and Sanford Scientific, Inc., notes were issued for certain portions of the total purchase price or other consideration that are to be paid in annual installments over a four-year period. The present value of remaining note payments is $25.1 million and $4.0 million, respectively. The Company is imputing interest on the non-interest bearing notes using an interest rate prevalent for similar instruments at the time of acquisition (approximately 9% and 8%, respectively).

     In March 2000, the Company acquired certain residual international intellectual property including peat marketing rights and goodwill from Bord na Mona Horticulture Limited. The purchase of the intellectual property was made through the issuance of a promissory note containing five annual payments. The present value of these payments, approximately $5.2 million, is included in Notes Due to Sellers above. The Company is imputing interest on the notes using an 8% interest rate.

     The foreign term loans of $3.9 million issued on December 12, 1997, have an 8-year term and bear interest at 1% below LIBOR. The loans are denominated in Pounds Sterling and can be redeemed, on demand, by the note holder. The foreign bank borrowings of $5.7 million at April 1, 2000 represent lines of credit for foreign operations and are denominated in French Francs and Canadian Dollars.

8.   EARNINGS PER COMMON SHARE

     The following table presents information necessary to calculate basic and diluted earnings per common share ("EPS").

                                                                    THREE MONTHS ENDED SIX MONTHS ENDED
                                                                    ------------------ ----------------
                                                                    APRIL 1,  APRIL 3,  APRIL 1, APRIL 3,
                                                                      2000      1999     2000     1999
                                                                      ----      ----     ----     ----

Net income before extraordinary item ...........................   $   63.6 $   54.7 $   34.0 $   44.7

Extraordinary loss on early extinguishment of debt, net of taxes         --      5.4       --      5.8
                                                                   -------- -------- -------- --------
Net income .....................................................       63.6     49.3     34.0     38.9

Payments to preferred shareholders .............................         --      2.5      6.4      4.9
                                                                   -------- -------- -------- --------
Income available to common shareholders ........................   $   63.6 $   46.8 $   27.6 $   34.0
                                                                   ======== ======== ======== ========
Weighted-average common shares outstanding during the period ...       27.9     18.3     28.0     18.3
Assuming conversion of Class A Convertible Preferred Stock .....         --     10.3       --     10.3
Assuming exercise of warrants ..................................        0.9      0.9      1.0      0.8
Assuming exercise of options ...................................        0.7      0.8      0.8      0.8
                                                                   -------- -------- -------- --------

Weighted-average number of common shares outstanding
        and potential common shares ............................       29.5     30.3     29.8     30.2
                                                                   -------- -------- -------- --------

Basic earnings per common share:
        Before extraordinary loss ..............................       2.28     2.86     0.99     2.17
        Extraordinary loss, net of tax .........................         --     0.30       --     0.32
                                                                   -------- -------- -------- --------
                                                                   $   2.28 $   2.56 $   0.99 $   1.85
                                                                   ======== ======== ======== ========

Diluted earnings per common share:
        Before extraordinary loss and impact of early conversion
          of preferred shares ..................................       2.16     1.81     1.14     1.48
        Extraordinary loss, net of tax .........................         --     0.18       --     0.19
        Impact of early conversion of preferred shares .........         --       --     0.21       --
                                                                   -------- -------- -------- --------
                                                                   $   2.16 $   1.63  $  0.93 $   1.29
                                                                   ======== ======== ======== ========

9.   STATEMENT OF COMPREHENSIVE INCOME

     Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments, be presented in the Company's financial statements. The components of other comprehensive income and total comprehensive income for the three and six months ended April 1, 2000 and April 3, 1999 are as follows:

                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                              APRIL 1,  APRIL 3,  APRIL 1,  APRIL 3,
                                                 2000     1999     2000     1999
                                                 ----     ----     ----     ----
Net income .................................   $  63.6  $  49.3  $  34.0  $  38.9
Other comprehensive income (expense):
Foreign currency translation adjustments ...      (2.2)    (4.8)    (5.6)    (5.2)
                                               -------  -------  -------  -------
Comprehensive income .......................   $  61.4  $  44.5  $  28.4  $  33.7
                                               =======  =======  =======  =======

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

     In June 1997, the Company received formal notice of an enforcement action and draft Findings and Orders from the Ohio Environmental Protection Agency. The draft Findings and Orders elaborated on the subject of the referral to the Ohio Attorney General alleging: potential surface water violations relating to possible historical sediment contamination possibly impacting water quality; inadequate treatment capabilities of the Company's existing and currently permitted wastewater treatment plants; and that the Marysville site is subject to corrective action under the Resource Conservation Recovery Act ("RCRA"). In late July 1997, the Company received a draft judicial consent order from the Ohio Attorney General which covered many of the same issues contained in the draft Findings and Orders including RCRA corrective action. As a result of on-going discussions, the Company received a revised draft of a judicial consent order from the Ohio Attorney General in late April 1999. Subsequently, the Company replied to the Ohio Attorney General with another revised draft. Comments on that draft were received from the Ohio Attorney General in February 2000, and Scotts replied with another revised draft in March 2000.

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

     On June 29, 1999, AgrEvo also filed a complaint in the Superior Court of the State of Delaware against two of the Company's subsidiaries seeking damages for alleged breach of contract. AgrEvo alleges that, under the contracts by which a subsidiary of the Company purchased a herbicide business from AgrEvo in May 1998, two of the Company's subsidiaries have failed to pay AgrEvo approximately $0.6 million. AgrEvo is requesting damages in this amount, as well as pre and post-judgment interest and attorneys' fees and costs. The Company's subsidiaries have moved to dismiss or stay this action. On January 31, 2000, the Delaware court stayed AgrEvo's action pending (a) the resolution of a motion to amend the action in the Southern District of New York and (b) resolution of the New York action.

     Bramford

     In the United Kingdom, major discharges of waste to air, water and land are regulated by the Environment Agency. The Scotts (UK) Ltd. fertilizer facility in Bramford (Suffolk), United Kingdom, is subject to environmental regulation by this Agency. Two manufacturing processes at this facility require process authorizations and previously required a waste management license (discharge to a licensed waste disposal lagoon having ceased in July 1999). The Company expects to surrender the waste management license in consultation with the Environment Agency. In connection with the renewal of an authorization, the Environment Agency has identified the need for remediation of the lagoon, and the potential for remediation of a former landfill at the site. The Company intends to comply with the reasonable remediation concerns of the Environment Agency. The Company previously installed an environmental enhancement to the facility to the satisfaction of the Environment Agency and believes that it has adequately addressed the environmental concerns of the Environment Agency regarding emissions to air and groundwater. Although The Scotts Company (UK) Ltd. has retained an environmental consulting firm to research remediation designs, The Scotts Company (UK) Ltd. and the Environment Agency have not agreed on a final plan for remediating the lagoon and the landfill. The Company has reserved for its estimate of the probable loss to be incurred in connection with this matter.

     Other

     The Company has determined that quantities of cement containing asbestos material at certain manufacturing facilities in the United Kingdom should be removed. The Company has reserved for the estimate of costs to be incurred for this matter.

     General

     The Company has accrued $9.9 million at April 1, 2000 for the environmental matters described above. The significant components of the accrual are: (i) costs for site remediation of $6.9 million; (ii) costs for asbestos abatement of $2.5 million; and (iii) fines and penalties of $0.5 million. The significant portion of the costs accrued as of April 1, 2000 are expected to be paid in fiscal 2000 and 2001; however, payments are expected to be made through fiscal 2003 and possibly for a period thereafter.

     The Company believes that the amounts accrued as of April 1, 2000 are adequate to cover its known environmental expenses based on current facts and estimates of likely outcome. However, the adequacy of these accruals is based on several significant assumptions:

     (i) that the Company has identified all of the significant sites that must be remediated;
     (ii) that there are no significant conditions of potential contamination that are unknown to the Company;
     (iii) that potentially contaminated soil can be remediated in place rather than having to be removed; and
     (iv) that only specific stream sediment sites with unacceptable levels of potential contaminant will be remediated.

     If there is a significant change in the facts and circumstances surrounding these assumptions, it could have a material impact on the ultimate outcome of these matters and the Company's results of operations, financial position and cash flows.

11.  CONVERSION OF PREFERRED STOCK

     In October 1999, all of the then outstanding shares of Class A Convertible Preferred Stock were converted into approximately 10.1 million common shares. The Company paid the holders of the Preferred Stock $6.4 million. The amount represents the dividends on the Preferred Stock that otherwise would have been payable through May 2000, the month during which the Preferred Stock could first be redeemed by the Company. In fiscal 1999, certain of the Preferred Stock was converted into 0.2 million common shares at the holders option.

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

     In December 1999, the Securities and Exchange Commission issued SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This staff accounting bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes its annual accounting policies are consistent with the staff's views. The Company is required, however, to conform its interim period revenue recognition policies for the commission under the Roundup(R) marketing agreement to be consistent with the staff's views and has adopted the guidance in the first quarter of fiscal 2000. Under the new guidance, the Company must defer the recognition of commission earned in interim periods until minimum earnings thresholds are achieved. There will be no impact on the commission earned on an annual basis.

13.  SEGMENT INFORMATION

     The Company is divided into three reportable segments--North American Consumer, Professional and International. The North American Consumer segment consists of the Lawns, Gardens, Growing Media, Ortho and Canadian business units.

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

                                                      N.A.                                    OTHER/
(in millions)                                      CONSUMER   PROFESSIONAL  INTERNATIONAL   CORPORATE        TOTAL
-------------                                      --------   ------------  -------------   ---------        -----
Sales:
                              2000 YTD           $    650.3    $   65.2       $  196.8                    $    912.3
                              1999 YTD           $    531.7    $   73.4       $  210.8                    $    815.9

                              2000 Q2            $    548.7    $   41.5       $  130.5                    $    720.7
                              1999 Q2            $    458.9    $   40.9       $  131.7                    $    631.5
Operating Income (Loss):
                              2000 YTD           $    123.9    $    3.4       $   19.4      $  (39.9)     $    106.8
                              1999 YTD           $    101.7    $    6.4       $   33.9      $  (31.8)     $    110.2

                              2000 Q2            $    128.7    $    3.8       $   21.3      $  (20.9)     $    132.9
                              1999 Q2            $    104.3    $    6.4       $   23.4      $  (16.8)     $    117.3
Operating Margin:
                              2000 YTD                 19.1%        5.2%           9.9%          nm             11.7%
                              1999 YTD                 19.1%        8.7%          16.1%          nm             13.5%

                              2000 Q2                  23.5%        9.2%          16.3%          nm             18.4%
                              1999 Q2                  22.7%       15.6%          17.8%          nm             18.6%
Total Assets:
                              2000 YTD           $  1,412.9    $  205.4       $  566.6      $   87.4      $  2,272.3
                              1999 YTD           $  1,239.9    $  220.1       $  589.0      $   56.9      $  2,105.9

nm Not meaningful.

     Operating income reported for the Company's three operating segments represents earnings before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. Accordingly, Corporate operating loss for the six month periods ended April 1, 2000 and April 3, 1999 includes amortization of certain intangible assets, corporate general and administrative expenses, and certain "other" income/expense not allocated to the business segments. In the first quarter of fiscal 2000, management changed the measure of profitability for the business segments as compared to the method used at September 30, 1999, to include the allocation of certain costs to the business segments which historically were included in Corporate costs. Such costs include research and development, administrative and certain "other" income/expense items which could be directly attributable to a business segment. The results shown above for the six months of fiscal 1999 have been adjusted to conform to the fiscal 2000 basis of presentation.

     Total assets reported for the Company's operating segments include the intangible assets for the acquired business within those segments. Corporate assets primarily include deferred financing and debt issuance costs, Corporate fixed assets as well as deferred tax assets.

14.  SUBSEQUENT EVENTS

     The Company has recently become aware of consumer complaints relating to the dispensing system for two pesticide products, one of which is marketed through the agency agreement with Monsanto. The Company has brought the situation to the attention of the appropriate governmental regulatory agencies and its retail partners. It is currently evaluating potential alternative courses of action including: relabeling products currently in inventory and at retailers to enhance instructions on the proper use of the dispensing system; making adjustments to the dispensing system for those products; and implementing voluntary return programs. The Company is evaluating the possible costs associated with these potential courses of action but, as of this filing, is uncertain as to the actual courses of action and therefore their ultimate cost. It is also uncertain what portion of the final costs will be borne by the Company because of the agency agreement, possible insurance recoveries, and potential recourse from third party manufacturers. The Company anticipates that any costs that it will bear will be incurred in the third and fourth quarters of fiscal 2000.

15.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

     In January 1999, the Company issued $330 million of 8 5/8% Senior Subordinated Notes due 2009 to qualified institutional buyers under the provisions of Rule 144A of the Securities Act of 1993. The Company is in the process of registering these Notes under the Securities Act.

     The Notes are general obligations of the Company and are guaranteed by all of the existing wholly-owned and domestic subsidiaries and all future wholly-owned and significant (as defined in Regulation S-X) domestic subsidiaries of the Company. The following unaudited information presents consolidating Statements of Operations, Statements of Cash Flows and Balance Sheets for the three and six-month periods ended April 1, 2000 and April 3, 1999.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED APRIL 1, 2000 (IN MILLIONS)
(UNAUDITED)

                                                                 SUBSIDIARY    NON-
                                                        PARENT   GUARANTORS GUARANTORS  ELIMINATIONS CONSOLIDATED
                                                        ------   ---------- ----------  ------------ ------------
Net Sales ............................................  $437.6      $150.0    $133.1                 $720.7
Cost of sales ........................................   253.0        79.9      74.7                  407.6
                                                        ------    --------    ------     -------    -------
Gross profit .........................................   184.6        70.1      58.4          --      313.1

Gross commission earned from agency agreement ........     7.3         0.3       1.4                    9.0
Contribution expenses under agency agreement .........     1.1          --       0.2                    1.3
                                                        ------    --------    ------     -------    -------
        Net commission ...............................     6.2         0.3       1.2          --        7.7

Operating Expenses:
        Advertising and promotion ....................    60.7        19.6      17.9                   98.2
        Selling, general and administrative ..........    52.5         7.0      24.9                   84.4
        Amortization of goodwill and other intangibles     4.4         1.2       2.2                    7.8
        Equity income ................................   (28.9)                             28.9         --
        Intracompany allocations .....................    (9.9)        7.1       2.8                     --
        Other expense (income), net ..................     1.1        (3.6)                            (2.5)
                                                        ------    --------    ------      ------    -------
Income (loss) from operations ........................   110.9        39.1      11.8       (28.9)     132.9
Interest expense .....................................    23.6        (3.6)      5.9                   25.9
                                                        ------    --------    ------      ------    -------
Income (loss) before income taxes ....................    87.3        42.7       5.9       (28.9)     107.0
Income taxes .........................................    23.7        17.1       2.6                   43.4
                                                        ------    --------    ------      ------    -------
Net income (loss) ....................................   $63.6        25.6       3.3       (28.9)      63.6
                                                        ======    ========    ======      ======    =======


FOR THE SIX MONTHS ENDED APRIL 1, 2000 (IN MILLIONS)
(UNAUDITED)

                                                                 SUBSIDIARY    NON-
                                                        PARENT   GUARANTORS GUARANTORS  ELIMINATIONS CONSOLIDATED
                                                        ------   ---------- ----------  ------------ ------------
Net Sales ............................................  $518.5      $191.6    $202.2                $ 912.3
Cost of sales ........................................   304.5       107.5     113.3                  525.3
                                                        ------    --------    ------      ------    -------
Gross profit .........................................   214.0        84.1      88.9          --      387.0

Gross commission earned from agency agreement ........     6.7         0.4       2.1                    9.2
Contribution expenses under agency agreement .........     2.0         0.1       0.4                    2.5
                                                        ------    --------    ------      ------    -------
        Net commission ...............................     4.7         0.3       1.7          --        6.7

Operating Expenses:
        Advertising and promotion ....................    71.4        23.5      27.0                  121.9
        Selling, general and administrative ..........    90.3        14.0      48.8                  153.1
        Amortization of goodwill and other intangibles     5.8         3.6       4.4                   13.8
        Equity income ................................   (22.9)                             22.9         --
        Intracompany allocations .....................   (12.1)        7.9       4.2                     --
        Other expense (income), net ..................     3.4        (5.2)     (0.1)                  (1.9)
                                                        ------    --------    ------      ------    -------
Income (loss) from operations ........................    82.8        40.6       6.3       (22.9)     106.8
Interest expense .....................................    41.2        (3.7)     12.1                   49.6
                                                        ------    --------    ------      ------    -------
Income (loss) before income taxes ....................    41.6        44.3      (5.8)      (22.9)      57.2
Income taxes .........................................     7.6        17.9      (2.3)                  23.2
                                                        ------    --------    ------      ------    -------
Net income (loss) ....................................    34.0        26.4      (3.5)      (22.9)      34.0
                                                        ======    ========    ======      ======    =======

STATEMENT OF CASH FLOWS

FOR THE SIX MONTH PERIOD ENDED APRIL 1, 2000 (IN MILLIONS)
(UNAUDITED)

                                                                          SUBSIDIARY        NON-
                                                                PARENT    GUARANTORS     GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                              ----------  ----------     ----------    ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income...............................................    $   34.0    $   26.3       $  (3.5)      $   (22.8)    $   34.0
   Adjustments to reconcile net income
      to net cash used in operating activities:
   Depreciation and amortization............................        14.9         9.2           7.8                         31.9
   Equity income ...........................................       (22.8)                                     22.8          0.0
   Net change in certain components of working capital......      (154.3)      (79.9)        (36.2)                      (270.4)
   Net changes in other assets and
      liabilities and other adjustments.....................        (4.5)       (6.3)          1.0                         (9.8)
                                                                --------    --------       -------       ---------     --------
Net cash used in operating activities.......................      (132.7)      (50.7)        (30.9)            0.0       (214.3)
                                                                --------    --------       -------       ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property, plant and equipment..............       (12.2)       (2.4)         (5.5)                       (20.1)
   Investments in acquired businesses ......................                                  (0.8)                        (0.8)
   Other, net...............................................         0.1                       1.7                          1.8
                                                                ---------   ---------      -------       ---------     ---------
Net cash used in investing activities.......................       (12.1)       (2.4)         (4.6)            0.0        (19.1)
                                                                --------    --------       -------       ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings under revolving and bank
      lines of credit.......................................       248.4         1.2          36.9                        286.5
   Gross repayments under term loans........................        (1.0)                    (11.4)                       (12.4)
   Payments to preferred shareholders.......................        (6.4)                                                  (6.4)
   Repurchase of treasury shares............................       (23.9)                                                 (23.9)
   Intracompany financing...................................       (58.3)       49.5           8.8                           --
   Other, net...............................................        (3.4)                     (6.0)                        (9.4)
                                                                --------    --------       -------       ---------     --------
Net cash provided by financing activities...................       155.4        50.7          28.3             0.0        234.4
                                                                --------    --------       -------       ---------     --------

Effect of exchange rate changes on cash.....................         0.0         0.0          (1.6)            0.0         (1.6)
                                                                --------    --------       -------       ---------     --------

Net increase (decrease) in cash.............................        10.6        (2.4)         (8.8)            0.0         (0.6)
Cash and cash equivalents, beginning of period..............         8.5         3.1          18.7                         30.3
                                                                --------    --------       -------       ---------     --------
Cash and cash equivalents, end of period....................    $   19.1    $    0.7       $   9.9       $     0.0     $   29.7
                                                                ========    ========       =======       =========     ========


BALANCE SHEET

AS OF APRIL 1, 2000 (IN MILLIONS)
(UNAUDITED)

                                                                          SUBSIDIARY          NON-
                                                                PARENT    GUARANTORS     GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                              ----------  ----------     ----------    ------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents................................    $   19.1    $    0.7     $      9.9                   $    29.7
   Accounts receivable, net.................................       363.0       122.8          163.5                       649.3
   Inventories, net.........................................       207.1        89.3           69.9                       366.3
   Current deferred tax asset...............................        26.5                                                   26.5
   Prepaid and other assets.................................        32.3                       31.3                        63.6
                                                                --------    --------     ----------    -----------    ---------
        Total current assets................................       648.0       212.8          274.6             --      1,135.4
Property, plant and equipment, net..........................       162.8        55.3           40.0                       258.1
Intangible assets, net......................................       260.3       271.2          264.7                       796.2
Other assets................................................        63.1         6.6           12.9                        82.6
Investment in affiliates....................................       807.4                                   (807.4)          0.0
Intracompany assets.........................................                   320.6                       (320.6)          0.0
                                                                --------    --------     ----------    ----------     ---------
        Total assets........................................    $1,941.6       866.5          592.2      (1,128.0)      2,272.3
                                                                ========    ========     ==========    ==========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Short-term debt..........................................       161.8         6.2           15.2                       183.2
   Accounts payable.........................................       144.4        43.6           93.7                       281.7
   Accrued liabilities......................................       127.5       107.5           53.6                       288.6
                                                                --------    --------     ----------    -----------    ---------
        Total current liabilities...........................       433.7       157.3          162.5             --        753.5
Long-term debt..............................................       702.2         1.7          310.8                     1,014.7
Other liabilities...........................................        40.0                       21.6                        61.6
Intracompany liabilities....................................       308.9                       11.7        (320.6)          0.0
                                                                --------     -------      ---------     ----------     --------
        Total liabilities...................................     1,484.8       159.0          506.6        (320.6)      1,829.8
Commitments and contingencies
Shareholders' equity:
      Investment from parent................................                   489.1           59.8        (548.9)           --
      Common shares, no par value per share,
        $.01 stated value per share.........................         0.3                                                    0.3
      Capital in excess of par value........................       388.1                                                  388.1
      Retained earnings.....................................       157.7       218.6           39.9        (258.5)        157.7
      Treasury stock, 3.4 shares at cost....................       (85.1)                                                 (85.1)
      Accumulated other comprehensive
        expense.............................................        (4.2)       (0.2)         (14.1)                      (18.5)
                                                                --------    --------     ---------     -----------    ---------
         Total shareholders' equity.........................       456.8       707.5           85.6        (807.4)        442.5
                                                                --------    --------     ----------    ----------     ---------
Total liabilities and shareholders' equity..................    $1,941.6    $  866.5     $    592.2    $ (1,128.0)    $ 2,272.3
                                                                ========    ========     ==========    ==========     =========

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED APRIL 3, 1999 (IN MILLIONS)
(UNAUDITED)

                                                                          SUBSIDIARY       NON-
                                                                PARENT    GUARANTORS    GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                              ----------  ----------    ----------    ------------   ------------

Net Sales...................................................  $    328.2  $    169.9    $    133.4                    $   631.5
Cost of sales...............................................       186.0       104.3          72.3                        362.6
                                                              ----------  ----------    ----------     -----------    ---------
Gross profit................................................       142.2        65.6          61.1              --        268.9

Gross commission earned from agency agreement...............        12.6                                                   12.6
Contribution expenses under agency agreement................                                                                  -
                                                              ----------  ----------    ----------     -----------    ---------
   Net commission...........................................        12.6          --            --              --         12.6

Operating Expenses:
   Advertising and promotion................................        52.7        15.8          17.5                         86.0
   Selling, general and administrative......................        42.0         7.1          23.4                         72.5
   Amortization of goodwill and other intangibles...........         1.5         2.3           1.5                          5.3
   Equity income ...........................................       (23.2)                                     23.2            -
   Intracompany allocations.................................       (14.2)       13.9           0.3                            -
   Other (income) expenses, net.............................         2.1        (1.2)         (0.5)                         0.4
                                                              ----------  ----------    ----------     -----------    ---------
Income (loss) from operations...............................        93.9        27.7          18.9           (23.2)       117.3
Interest expense............................................        17.8                       6.8                         24.6
                                                              ----------  ----------    ----------     -----------    ---------
Income (loss) before income taxes...........................        76.1        27.7          12.1           (23.2)        92.7
Income taxes................................................        21.4        11.7           4.9                         38.0
                                                              ----------  ----------    ----------     -----------    ---------
Net income (loss)...........................................  $     54.7  $     16.0    $      7.2     $     (23.2)   $    54.7
                                                              ==========  ==========    ==========     ===========    =========



FOR THE SIX MONTHS ENDED APRIL 3, 1999 (IN MILLIONS)
(UNAUDITED)

                                                                          SUBSIDIARY       NON-
                                                                PARENT    GUARANTORS    GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                              ----------  ----------    ----------    ------------   ------------

Net Sales...................................................  $    383.8  $    217.7    $    214.4                    $   815.9
Cost of sales...............................................       225.8       139.4         117.1                        482.3
                                                              ----------  ----------    ----------     -----------    ---------
Gross profit................................................       158.0        78.3          97.3              --        333.6

Gross commission earned from agency agreement...............        17.6                                                   17.6
Contribution expenses under agency agreement................                                                                 --
                                                              ----------  ----------    ----------     -----------    ---------
   Net commission...........................................        17.6          --            --              --         17.6

Operating Expenses:
   Advertising and promotion................................        58.3        19.2          25.2                        102.7
   Selling, general and administrative......................        71.4        12.1          42.9                        126.4
   Amortization of goodwill and other intangibles...........         2.1         4.5           3.6                         10.2
   Restructuring and other charges..........................         1.4           -                                        1.4
   Equity income ...........................................       (23.3)          -                          23.3           --
   Intracompany allocations.................................       (21.4)       20.3           1.1                           --
   Other (income) expenses, net.............................         3.5        (2.7)         (0.5)                         0.3
                                                              ----------  ----------    ----------     -----------    ---------
Income (loss) from operations...............................        83.6        24.9          25.0           (23.3)       110.2
Interest expense............................................        24.3         0.1          10.0                         34.4
                                                              ----------  ----------    ----------     -----------    ---------
Income (loss) before income taxes...........................        59.3        24.8          15.0           (23.3)        75.8
Income taxes................................................        14.6        10.4           6.1                         31.1
                                                              ----------  ----------    ----------     -----------    ---------
Income (loss) before extraordinary item.....................        44.7        14.4           8.9           (23.3)        44.7
Extraordinary loss on early
   extinguishment of debt, net of income tax ...............         5.8                                                    5.8
                                                              ----------  ----------    ----------     -----------    ---------
Net income (loss)...........................................  $     38.9  $     14.4    $      8.9     $     (23.3)   $    38.9
                                                              ==========  ==========    ==========     ===========    =========

STATEMENT OF CASH FLOWS

FOR THE SIX MONTH PERIOD ENDED APRIL 3, 1999 (IN MILLIONS)
(UNAUDITED)

                                                                          SUBSIDIARY        NON-
                                                                PARENT    GUARANTORS     GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                              ----------  ----------     ----------    ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income...............................................  $     38.9  $     14.4     $      8.9    $    (23.3)    $   38.9
   Adjustments to reconcile net income......................
      to net cash used in operating activities:
     Depreciation and amortization..........................         9.1         8.8            7.1                       25.0
     Equity income .........................................       (23.3)                                    23.3
     Net change in certain components of
      working capital.......................................      (218.3)       36.6         (122.2)                    (303.9)
     Net changes in other assets and liabilities and other
      adjustments...........................................       (22.6)       (3.7)           6.2                      (20.1)
                                                              ----------  ----------      ---------   -----------    ---------
Net cash used in operating activities.......................      (216.2)       56.1         (100.0)           --       (260.1)
                                                              ----------  ----------      ---------   -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property, plant and equipment..............       (22.7)       (2.0)          (1.9)                     (26.6)
   Investments in acquired businesses,
      net of cash acquired..................................      (337.8)       (3.5)        (151.1)                    (492.4)
   Other, net...............................................        (7.0)        1.6           (1.0)                      (6.4)
                                                              ----------  ----------      ---------   -----------    ---------
Net cash used in investing activities.......................      (367.5)       (3.9)        (154.0)          --        (525.4)
                                                              ----------  ----------      ---------   -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings under revolving and bank
      lines of credit.......................................       379.3        (0.7)         (50.8)                     327.8
   Gross borrowings under term loans........................       260.0                      265.0                      525.0
   Repayment of outstanding balance on
      previous credit facility..............................      (241.0)                                               (241.0)
   Issuance of 8 5/8% Senior Subordinated Notes.............       330.0                                                 330.0
   Extinguishment of 9 7/8% Senior Subordinated Notes.......      (104.1)                                               (104.1)
   Dividends on Class A Convertible Preferred Stock.........        (7.3)                                                 (7.3)
   Intracompany financing...................................        10.9       (51.0)          40.1
   Other, net...............................................       (36.1)                                                (36.1)
                                                              ----------  ----------      ----------  -----------    ---------
Net cash provided by financing activities...................       591.7       (51.7)         254.3            --        794.3
                                                              ----------  ----------      ---------   -----------    ---------

Effect of exchange rate changes on cash.....................         0.0         0.0           (0.5)          0.0         (0.5)

Net increase (decrease) in cash.............................         8.0         0.5           (0.2)           --          8.3
Cash and cash equivalents, beginning of period..............         4.9        (2.1)           7.8            --         10.6
                                                              ----------  ----------      ---------   -----------    ---------
Cash and cash equivalents, end of period....................  $     12.9  $     (1.6)     $     7.6   $        --    $    18.9
                                                              ==========  ==========      =========   ===========    =========

BALANCE SHEET

AS OF APRIL 3, 1999 (IN MILLIONS)
(UNAUDITED)

                                                                            SUBSIDIARY        NON-
                                                                PARENT      GUARANTORS     GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                              ----------    ----------     ----------    ------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents................................  $      12.9   $     (1.6)   $      7.6                     $    18.9
   Accounts receivable, net.................................        403.7          4.9         181.0                         589.6
   Inventories, net.........................................        186.3         72.4          75.9                         334.6
   Current deferred tax asset...............................         22.3                                                     22.3
   Prepaid and other assets.................................         34.8          5.0          12.8                          52.6
                                                               ----------    ---------    ----------      ----------     ---------
        Total current assets................................        660.0         80.7         277.3              --       1,018.0
Property, plant and equipment, net..........................        140.9         61.6          38.3                         240.8
Intangible assets, net......................................        220.9        273.5         292.5                         786.9
Other assets................................................         56.0          2.6           1.6                          60.2
Investment in affiliates....................................        749.7                                     (749.7)          0.0
Intracompany assets.........................................                     322.1                        (322.1)          0.0
                                                              -----------   ----------    ----------      ----------     ---------
        Total assets........................................      1,827.5        740.5         609.7        (1,071.8)      2,105.9
                                                              ===========   ==========    ==========      ==========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Short-term debt..........................................        189.8          0.4          23.7                         213.9
   Accounts payable.........................................        109.9         18.2          50.1                         178.2
   Accrued liabilities......................................         97.9         69.1          53.8                         220.8
                                                              -----------   ----------    ----------      ----------     ---------
        Total current liabilities...........................        397.6         87.7         127.6              --         612.9
Long-term debt..............................................        650.8          2.5         349.7                       1,003.0
Other liabilities...........................................         31.1          6.2          21.0                          58.3
Intracompany liabilities....................................        308.1                       14.0          (322.1)          0.0
                                                              -----------   ----------    ----------      ----------     ---------
        Total liabilities...................................      1,387.6         96.4         512.3          (322.1)      1,674.2
Commitments and contingencies
Shareholders' equity:
   Class A Convertible Preferred Stock, no par value........        177.3        489.1                                       177.3
   Investment from parent...................................                                    57.4          (546.5)          0.0
   Common shares, no par value per
      share, $.01 stated value per
      share.................................................          0.2                                                      0.2
   Capital in excess of par value...........................        208.9                                                    208.9
   Retained earnings........................................        110.6        155.0          48.2          (203.2)        110.6
   Treasury stock, 2.8 shares at cost.......................        (56.9)                                                   (56.9)
   Accumulated other comprehensive expense..................         (0.2)                      (8.2)                         (8.4)
                                                              -----------   ----------    ----------      ----------     ---------
        Total shareholders' equity..........................        439.9        644.1          97.4          (749.7)        431.7
                                                              -----------   ----------    ----------      ----------     ---------
Total liabilities and shareholders' equity..................  $   1,827.5   $    740.5    $    609.7      $ (1,071.8)    $ 2,105.9
                                                              ===========   ==========    ==========      ==========     =========


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

As a leading consumer branded lawn and garden company, we focus on our consumer marketing efforts, including advertising and consumer research, to create demand to pull product through the retail distribution channels. During the first six months of fiscal 2000, we spent $121.9 million on advertising and promotional activities, which is a significant increase over fiscal 1999 spending levels. We have applied this consumer marketing focus over the past several years, and we believe that Scotts continues to receive a significant return on these increased marketing expenditures. For example, sales in our Consumer Lawns business group increased 16.7% for the first six months of fiscal 2000 compared to the same period in fiscal 1999. We believe that this dramatic sales growth resulted primarily from our increased consumer-oriented marketing efforts. We expect that we will continue to focus our marketing efforts toward the consumer and to increase consumer marketing expenditures in the future to drive market share and sales growth.

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

Over the past few years, we have made several other acquisitions to strengthen our global market position in the lawn and garden category. In October 1998, we purchased Rhone-Poulenc Jardin, a leading European lawn and garden business, for approximately $147.0 million. This acquisition provides a significant addition to our existing European platform and strengthens our foothold in the continental European consumer lawn and garden market. Through this acquisition, we have established a strong presence in France, Germany, Austria, and the Benelux countries. This acquisition may also mitigate, to a certain extent, our susceptibility to weather conditions by expanding the regions in which we operate.

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

RESULTS OF OPERATIONS

The following table sets forth sales by business segment for the three and six months ended April 1, 2000 and April 3, 1999:

                                   For the Three Months Ended  For the Six Months Ended
                                   --------------------------  ------------------------
                                       April 1,   April 3,    April 1,    April 3,
                                         2000       1999         2000        1999
                                         ----       ----         ----        ----
North American Consumer:
Lawns ..........................      $  282.6    $  244.1    $  330.5    $  283.2
Gardens ........................          69.5        61.3        83.7        74.5
Growing Media ..................          98.4        79.3       118.2        99.4
Ortho ..........................          84.4        63.8       102.6        63.8
Canada .........................          13.8        10.4        15.3        10.8
                                      --------    --------    --------    --------
                Total ..........         548.7       458.9       650.3       531.7
Professional ...................          41.5        40.9        65.2        73.4
International ..................         130.5       131.7       196.8       210.8
                                      --------    --------    --------    --------
Consolidated ...................      $  720.7    $  631.5    $  912.3    $  815.9
                                      ========    ========    ========    ========

The following table sets forth the components of income and expense as a percentage of sales for the three and six months ended April 1, 2000 and April 3, 1999:

                                                    For the Three Months Ended  For the Six Months Ended
                                                    --------------------------  ------------------------
                                                          April 1,    April 3,     April 1,  April 3,
                                                            2000        1999         2000      1999

Net sales ............................................     100.0%       100.0%      100.0%    100.0%
Cost of sales ........................................      56.6         57.4        57.6      59.1
                                                           -----        -----       -----     -----
Gross profit .........................................      43.4         42.6        42.4      40.9

Gross commission earned from agency agreement ........       1.3          2.0         1.0       2.2
Contribution expenses under agency agreement .........       0.2           --         0.3
                                                           -----        -----       -----     -----
        Net commission ...............................       1.1          2.0         0.7       2.2

Operating expenses:
        Advertising and promotion ....................      13.6         13.6        13.4      12.6
        Selling, general and administrative ..........      11.7         11.5        16.7      15.5
        Amortization of goodwill and other intangibles       1.1          0.8         1.5       1.3
        Restructuring and other charges ..............        --           --          --       0.2
        Other expense (income), net ..................      (0.3)         0.1        (0.2)      0.0
                                                           -----        -----       -----     -----
Income from operations ...............................      18.4         18.6        11.7      13.5
Interest expense .....................................       3.6          3.9         5.4       4.2
                                                           -----        -----       -----     -----
Income before income taxes ...........................      14.8         14.7         6.3       9.3
Income taxes .........................................       6.0          6.0         2.6       3.8
                                                           -----        -----       -----     -----
Net income before extraordinary item .................       8.8          8.7         3.7       5.5
Extraordinary item, net of tax .......................       0.0          0.9          --       0.7
                                                           -----        -----       -----     -----
Net income ...........................................       8.8          7.8         3.7       4.8
Payments to preferred shareholders ...................       0.0          0.4         0.7       0.6
                                                           -----        -----       -----     -----
Income available to common shareholders ..............       8.8%         7.4%        3.0%      4.2%
                                                           =====        =====       =====     =====

THREE MONTHS ENDED APRIL 1, 2000 VERSUS THREE MONTHS ENDED APRIL 3, 1999

Sales for the second quarter ended April 1, 2000 were $720.7 million, an increase of 14.1% over the second quarter ended April 3, 1999 of $631.5 million. On a pro forma basis, assuming that the Ortho acquisition had occurred on October 1, 1998, sales for the second quarter of fiscal 2000 were 11.8% higher than pro forma sales for the second quarter of fiscal 1999 of $644.6 million. The increase in pro forma sales was driven primarily by increases in sales in the North American Consumer segment.

North American Consumer segment sales were $548.7 million in the second quarter of fiscal 2000, an increase of $89.8 million, or 19.6%, over sales for the second quarter of fiscal 1999 of $458.9 million. Sales in the Consumer Lawns business group within this segment increased $38.5 million, or 15.8%, from fiscal 1999 to fiscal 2000, primarily due to continuing category growth being driven by successful pull marketing strategies. Sales in the Consumer Gardens business group increased $8.2 million, or 13.4%, from the second quarter of fiscal 1999 to fiscal 2000, primarily due to strong volume in the specialty fertilizers and feeders product lines, as well as the introduction of new products such as Weed Prevent(R) introduced in fiscal 2000. Sales in the Consumer Growing Media business group increased $19.1 million, or 24.1%, from the second quarter of fiscal 1999, primarily due to increased demand for value-added products such as Miracle-Gro Potting Soils(R). On a proforma basis, sales in the Ortho business group increased 9.8% from the second quarter of fiscal 1999, reflecting improved volume at certain large retailers and increased investment in media advertising. Selling price changes did not have a material impact in the North American Consumer segment in the second quarter of fiscal 2000.

Professional segment sales of $41.5 million in the second quarter of fiscal 2000 were slightly higher than the second quarter of fiscal 1999 sales of $40.9 million. The slight increase is due to improvement in sales of Horticulture products within this segment, offset by a decrease in sales for the Professional Turf group primarily due to lower sales of ProTurf(R) products. In the second quarter of fiscal 1999, we changed from selling direct to customers to selling through distributors. The timing of this change and continuing performance issues with one of our largest ProTurf(R) distributors caused sales to decrease when compared to the prior year.

International segment sales of $130.5 million in the second quarter of fiscal 2000 were slightly lower than sales for the second quarter of fiscal 1999 of $131.7 million. Excluding a $10.9 million adverse impact of changes in exchange rates, sales for the International segment increased 7.4% compared to the prior year period. The increase is primarily due to improved results in the segment's continental European consumer businesses, driven by increased consumer marketing spending.

Gross profit increased to $313.1 million in the second quarter of fiscal 2000, an increase of 16.4% over fiscal 1999 gross profit of $268.9 million. As a percentage of sales, gross profit was 43.4% of sales for fiscal 2000 compared to 42.6% of sales for the second quarter of fiscal 1999. This increase in profitability on sales was driven by a successful shift to direct distribution, higher production levels and improved efficiencies in the Company's production plants, and a shift in sales mix toward higher margin products, particularly within the Consumer Lawns and Consumer Growing Media business groups.

The "commission earned from agency agreement" in the second quarter of fiscal 2000 represents gross commission of $9.0 million, compared to $12.6 million in the second quarter of fiscal 1999. In the prior year, we recorded commission based on our estimated pro-rata share of Roundup(R) EBIT for the second quarter. In fiscal 2000, in accordance with revenue recognition guidance recently put forward by the SEC, we did not record commission under the Roundup(R) agency agreement until minimum EBIT thresholds as required by the agreement were achieved. We do not expect that this policy will have any effect on the recognition of commission on a full-year basis. Contribution costs of $1.3 million recorded in the second quarter of fiscal 2000 primarily represent amortization of the fiscal 2000 contribution payment due to Monsanto as required by the marketing agreement.

Advertising and promotion expenses for the second quarter of fiscal 2000 were $98.2 million, an increase of $12.2 million, or 14.2% over fiscal 1999 advertising and promotion expenses of $86.0 million. This increase was primarily due to support of the increase in sales within the North American Consumer segment and investments in advertising and promotion to drive future sales growth in the International segment.

Selling, general and administrative expenses in the second quarter of fiscal 2000 were $84.4 million, an increase of $11.9 million, or 16.4% over similar expenses in the second quarter of fiscal 1999 of $72.5 million. As a percentage of sales, selling, general and administrative expenses were 11.7% for the second quarter of fiscal 2000 compared to 11.5% for fiscal 1999. The increase in selling, general and administrative expenses was primarily related to increased infrastructure expenses within the North American Consumer segment and increased legal costs associated with the legal proceedings described in Note 10 to the condensed consolidated financial statements.

Amortization of goodwill and other intangibles increased to $7.8 million in the second quarter of fiscal 2000, compared to $5.3 million in the prior year, due to additional goodwill and other intangibles resulting from revised estimates of the excess purchase price for the Ortho acquisition.

Other income for the second quarter of fiscal 2000 was $2.5 million compared to other expense of $0.4 million in the prior year. The improvement in income was primarily due to increases in royalty income compared to the prior year stemming from additional royalty arrangements in fiscal 2000.

Income from operations for the second quarter of fiscal 2000 was $132.9 million compared to $117.3 million for the second quarter of fiscal 1999. The increase was primarily due to the favorable sales and margin factors described above, partially offset by a reduction in Roundup(R) commission due to a change in the method for recognizing commission within the year.

Interest expense for the second quarter of fiscal 2000 was $25.9 million, an increase of $1.3 million over fiscal 1999 interest expense of $24.6 million. The slight increase in interest expense was due to increased borrowings to fund the Ortho acquisition offset by reductions in working capital, and an increase in average borrowing rates under our credit facility.

Income tax expense was $43.4 million for fiscal 2000 compared to a $38.0 million in the prior year due to increases in income recognized in the second quarter of fiscal 2000. The Company's effective tax rate did not change significantly from fiscal 2000 to fiscal 1999.

In conjunction with the Ortho acquisition, in January 1999 Scotts completed an offering of $330 million of 8 5/8% Senior Subordinated Notes due 2009. The net proceeds from this offering, together with borrowings under our bank facility, were used to fund the Ortho acquisition and repurchase approximately 97% of the then outstanding $100 million 9 7/8% Senior Subordinated Notes due August 2004. Scotts recorded an extraordinary loss on the extinguishment of the 9 7/8% notes of $9.3 million, including a call premium of $7.2 million and the write-off of unamortized issuance costs and discounts of $2.1 million.

Scotts reported net income of $63.6 million for the second quarter of fiscal 2000, or $2.16 per common share on a diluted basis, compared to net income of $49.3 million for fiscal 1999, or $1.81 per common share on a diluted basis before the impact of extraordinary items.

SIX MONTHS ENDED APRIL 1, 2000 VERSUS SIX MONTHS ENDED APRIL 3, 1999

Net sales for the six months ended April 1, 2000 were $912.3 million, an increase of 11.8% over the six months ended April 3, 1999 of $815.9 million. On a pro forma basis, assuming that the Ortho acquisition had occurred on October 1, 1998, sales for the six months of fiscal 2000 were 7.5% higher than pro forma sales for the six months of fiscal 1999 of $848.9 million. The increase in pro forma sales was driven primarily by increases in sales in the North American Consumer segment, partially offset by decreases in the Professional and International segments as discussed below.

North American Consumer segment sales were $650.3 million for the six months of fiscal 2000, an increase of $118.6 million, or 22.3%, over sales for the six months of fiscal 1999 of $531.7 million. Sales in the Consumer Lawns business group within this segment increased $47.3 million, or 16.7%, from fiscal 1999 to fiscal 2000, primarily due to continuing category growth being driven by successful pull marketing strategies. Sales in the Consumer Gardens business group increased $9.2 million, or 12.4%, from the six months of fiscal 1999 to fiscal 2000, primarily due to strong volume in the specialty fertilizers and feeders product lines, as well as the introduction of new products such as Weed Prevent(R) introduced in fiscal 2000. Sales in the Consumer Growing Media business group increased $18.8 million, or 18.9%, from the six months of fiscal 1999, primarily due to increased demand for value-added products such as Miracle-Gro Potting Soils(R). On a proforma basis, sales in the Ortho business group increased 6.0% from the six months of fiscal 1999, reflecting improved volume at certain large retailers and increased investment in media advertising. Selling price changes did not have a material impact in the North American Consumer segment in the six months of fiscal 2000.

Professional segment sales of $65.2 million in the six months of fiscal 2000 were $8.2 million lower than the six months of fiscal 1999 sales of $73.4 million. The decrease in sales for the Professional segment was primarily due to lower sales of ProTurf(R) products. In the second quarter of fiscal 1999, we changed from selling direct to customers to selling through distributors. The timing of this change and continuing performance issues with one of our largest ProTurf(R) distributors caused sales to decrease when compared to the prior year. Sales of horticulture products within this segment were slightly improved in comparison to the prior year period.

International segment sales of $196.8 million in the six months of fiscal 2000 were $14.0 million lower than sales for the six months of fiscal 1999 of $210.8 million. Excluding a $17.0 million adverse impact of changes in exchange rates, sales for the International segment increased slightly compared to the prior year period. The slight increase is primarily due to improved results in the segment's continental European consumer businesses, partially offset by decreases in the segment's U.K. consumer business. The results for the consumer U.K. business reflect a change in distribution methods that shift certain sales from the first and second quarters to the second and third quarters.

Gross profit increased to $387.0 million in the six months of fiscal 2000, an increase of 16.0% over fiscal 1999 gross profit of $333.6 million. As a percentage of sales, gross profit was 42.4% of sales for fiscal 2000 compared to 40.9% of sales for the six months of fiscal 1999. This increase in profitability on sales was driven by a successful shift to direct distribution, higher production levels and improved efficiencies in the Company's production plants, and a shift in sales mix toward higher margin products, particularly within the Consumer Lawns and Consumer Growing Media business groups.

The "commission earned from agency agreement" in the six months of fiscal 2000 represents gross commission of $9.2 million, compared to $17.6 million in the six months of fiscal 1999. In the prior year, we recorded commission based on our estimated pro-rata share of Roundup(R) EBIT for the six months. In fiscal 2000, in accordance with revenue recognition guidance recently put forward by the SEC, we did not record commission under the Roundup(R) agency agreement until minimum EBIT thresholds as required by the agreement were achieved. The decrease in commission is primarily due to a reduction in trade inventory levels as compared to the prior year. We do not expect that this policy will have any effect on the recognition of commission on a full-year basis. Contribution costs of $2.5 million recorded in the six months of fiscal 2000 represent amortization of the fiscal 2000 contribution payment due to Monsanto as required by the marketing agreement.

Advertising and promotion expenses for the six months of fiscal 2000 were $121.9 million, an increase of $19.2 million, or 18.7%, over fiscal 1999 advertising and promotion expenses of $102.7 million. This increase was primarily due to advertising and promotion expenses for the Ortho business, support of the increase in sales within the North American Consumer segment and investments in advertising and promotion to drive future sales growth in the International segment.

Selling, general and administrative expenses in the six months of fiscal 2000 were $153.1 million, an increase of $26.7 million, or 21.1%, over similar expenses in the six months of fiscal 1999 of $126.4 million. As a percentage of sales, selling, general and administrative expenses were 16.7% for the six months of fiscal 2000 compared to 15.5% for fiscal 1999. The increase in selling, general and administrative expenses was primarily related to additional selling and administrative costs needed to support the increased sales levels in the Consumer Lawns business group, infrastructure expenses within the International segment, and selling, general and administrative expenses for the Ortho business group which were not incurred in the first quarter of fiscal 1999 due to the timing of the acquisition in January 1999.

Amortization of goodwill and other intangibles increased to $13.8 million in the six months of fiscal 2000, compared to $10.2 million in the prior year, due to additional intangibles resulting from the Ortho acquisition.

Restructuring and other charges were $1.4 million in the six months of fiscal 1999. These charges represent severance costs associated with the reorganization of North American Professional Business Group to strengthen distribution and technical sales support, integrate brand management across market segments and reduce annual operating expenses. To date, substantially all payments have been made.

Other income for the six months of fiscal 2000 was $1.9 million compared to other expense of $0.3 million in the prior year. The increase in income was primarily due to increases in royalty income compared to the prior year stemming from additional royalty arrangements in fiscal 2000.

Income from operations for the six months of fiscal 2000 was $106.8 million compared to $110.2 million for the six months of fiscal 1999. The decrease was primarily due to a reduction in Roundup(R) commission due to a change in the method for recognizing commission within the year, partially offset by the improved sales and margins described above.

Interest expense for the six months of fiscal 2000 was $49.6 million, an increase of $15.2 million over fiscal 1999 interest expense of $34.4 million. The increase in interest expense was due to increased borrowings to fund the Ortho acquisition and an increase in average borrowing rates under our credit facility, partially offset by reduced working capital requirements.

Income tax expense was $23.2 million for fiscal 2000 compared to a $31.1 million in the prior year due to reduced income recognized in the six months of fiscal 2000. The Company's effective tax rate did not change significantly from fiscal 2000 to fiscal 1999.

In conjunction with the Ortho acquisition, in January 1999 Scotts completed an offering of $330 million of 8 5/8% Senior Subordinated Notes due 2009. The net proceeds from this offering, together with borrowings under our credit facility, were used to fund the Ortho acquisition and repurchase the then outstanding $100 million 9 7/8% Senior Subordinated Notes due August 2004. Scotts recorded an extraordinary loss on the extinguishment of the 9 7/8% notes of $9.3 million, including a call premium of $7.2 million and the write-off of unamortized issuance costs and discounts of $2.1 million.

Scotts reported net income of $34.0 million for the six months of fiscal 2000, or $0.93 per common share on a diluted basis, compared to net income of $38.9 million for fiscal 1999, or $1.48 per common share on a diluted basis before the impact of extraordinary items. The diluted earnings per share for the six months of fiscal 2000 is net of a one-time reduction of $0.21 per share resulting from the early conversion of preferred stock in October 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities totaled $214.3 million for the six months ended April 1, 2000 compared to a use of $260.1 million for the six months ended April 3, 1999. The seasonal nature of our operations generally requires cash to fund significant increases in working capital (primarily inventory and accounts receivable) during the first and second quarters. The third fiscal quarter is a period for collecting accounts receivable and liquidating inventory levels. The decrease in cash used in operating activities for the six months of fiscal 2000 compared to the prior year is attributable to a significant decrease in the amount of working capital used during the period as well as the payment of Roundup(R) marketing fees made in the first quarter of fiscal 1999.

Cash used in investing activities was $19.1 million for the six months of fiscal 2000 compared to $525.4 million in the prior year. In the first quarter of fiscal 1999, we purchased the Rhone-Poulenc Jardin and Asef businesses for approximately $170 million (excluding consideration for rights acquired under an access rights agreement with Rhone-Poulenc Jardin). In the second quarter of fiscal 1999, we purchased from Monsanto the assets of its worldwide consumer lawn and garden businesses, exclusive of the Roundup(R) business, for $300 million plus an amount for normalized working capital. Additionally, capital investments decreased by $6.5 million to $20.1 million in the six months of fiscal 2000 compared to $26.6 million in the six months of fiscal 1999.

Financing activities generated cash of $234.4 million for the six months ended April 1, 2000 compared to $794.3 million in the prior year. In the first quarter of fiscal 1999, Scotts borrowed funds under its credit facility in order to purchase the Rhne-Poulenc Jardin and Asef businesses, to pay marketing fees associated with the Roundup(R) agency agreement, to pay financing fees associated with the new credit facility and to settle the then outstanding interest rate locks (as described below). In the second quarter of fiscal 1999, Scotts completed an offering of $330 million of 8 5/8% Senior Subordinated Notes due 2009. The net proceeds from this offering, together with borrowings under our credit facility, were used to fund the Ortho acquisition and repurchase approximately 97% of the then outstanding $100 million 9 7/8% Senior Subordinated Notes due August 2004.

Total debt was $1,197.9 million as of April 1, 2000, an increase of $247.9 million compared with debt at September 30, 1999 and a decrease of $19.0 compared with debt levels at April 3, 1999. The decrease in debt compared to April 3, 1999 was primarily due to the reduction in working capital levels as described above.

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

In July 1998, our Board of Directors authorized the repurchase of up to $100 million of our common shares on the open market or in privately negotiated transactions on or prior to September 30, 2001. As of April 1, 2000, 1,106,295 common shares (or $40.6 million) have been repurchased under this repurchase program limit. The timing and amount of any purchases under the repurchase program will be at our discretion and will depend upon market conditions and our operating performance and liquidity.

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

The Company was in violation of the minimum net worth covenant measured as of January 1, 2000. The violation was reported to the administrative agent on February 11, 2000, as required by the credit facility. On February 15, 2000, the Company obtained a waiver of this covenant violation from its bank group for the first quarter violation only. The Company was in compliance with all its debt covenants as of April 1, 2000.

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

ENVIRONMENTAL MATTERS

We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking action aimed at ensuring compliance with, such laws and regulations. We are involved in several environmental related legal actions with various governmental agencies. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial position; however, there can be no assurance that the resolution of these matters will not materially affect future quarterly or annual operating results. Additional information on environmental matters affecting us is provided in Note 10 to the Company's unaudited Condensed, Consolidated Financial Statements as of and for the three and six months ended April 1, 2000 and in the 1999 Annual Report on Form 10-K under "ITEM 1. BUSINESS -- ENVIRONMENTAL AND REGULATORY CONSIDERATIONS" and "ITEM 3. LEGAL PROCEEDINGS" sections.

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

Excluding the cost of internally dedicated resources, we incurred approximately $5.5 million to address potential year 2000 risks. These costs, with the exception of relatively small capital expenditures, were expensed as incurred and were funded through operating cash flows or from borrowings under our credit facility. We do not expect to incur any significant additional costs related to the year 2000 issue.

Through April 2000, we have not experienced any significant issues related to the ability of our information technology and business systems to recognize the year 2000. In addition, we have not experienced any significant supply difficulties related to our vendors' year 2000 readiness. While we believe that we have taken adequate precautions against year 2000 systems issues, there can be no assurance that we will not encounter business interruption or other issues related to the year 2000 in the future.

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

RECENT DEVELOPMENTS

On March 29, 2000, the Company signed a definitive agreement to sell its North American Professional Turf business. The Company expects the transaction to close in the third quarter of fiscal 2000. The Company will retain the professional horticulture and grass seed segments of its Professional Business Segment.

MANAGEMENT'S OUTLOOK

Results for the first six months of fiscal 2000 are in line with management's expectations and position us to continue our trend of significant sales and earnings growth. We are coming off a very strong fiscal 1999 as we reported record sales of $1.65 billion, achieved market share growth in every one of our major U. S. categories and established a number one market share position in most of the significant lawn and garden categories across the world. The performance in 1999 reflected the successful continuation of our primary growth drivers: to emphasize consumer-oriented marketing efforts to pull demand through distribution channels, and to make strategic acquisitions to increase market share in global markets and within segments of the lawn and garden category.

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

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statements. We desire to take advantage of the "safe harbor" provisions of that Act.

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

     -    ADVERSE WEATHER CONDITIONS COULD ADVERSELY IMPACT OUR FINANCIAL
          RESULTS.

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

     - OUR HISTORICAL SEASONALITY COULD IMPAIR OUR ABILITY TO MAKE INTEREST PAYMENTS ON INDEBTEDNESS.

          Because our products are used primarily in the spring and summer, our business is highly seasonal. For the past two fiscal years, approximately 70% to 75% of our sales have occurred in the second and third fiscal quarters combined. Our working capital needs and our borrowings peak during our first fiscal quarter because we are generating fewer revenues while incurring expenditures in preparation for the spring selling season. If cash on hand is insufficient to cover interest payments due on our indebtedness at a time when we are unable to draw on our credit facility, this seasonality could adversely affect our ability to make interest payments as required by our indebtedness. Adverse weather conditions could heighten this risk.

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

               Glyphosate, the active ingredient in Roundup(R), is covered by a patent in the United States that expires in September 2000. Sales in the United States may decline as a result of increased competition after the U.S. patent expires. Any decline in sales would adversely affect our net commission under the marketing agreement for consumer Roundup(R) products and, therefore, our financial results. A sales decline could also trigger Monsanto's regional termination right under the marketing agreement. For fiscal 1999, our commission under the Roundup Marketing Agreement constituted approximately 26% of our income before taxes.

               Our methylene-urea product composition patent, which covers Scotts Turf Builder(R), Scotts Turf Builder(R) with Plus 2(TM) with Weed Control and Scotts Turf Builder(R) with Halts(R) Crabgrass Preventer, is due to expire in July 2001 and could also result in increased competition. Any decline in sales of Turf Builder(R) products after the expiration of the methylene-urea product composition patent could adversely affect our financial results. For fiscal 1999, sales of products utilizing our methylene-urea product composition patent accounted for approximately 18% of our total sales.

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

     - COMPLIANCE WITH ENVIRONMENTAL AND OTHER PUBLIC HEALTH REGULATIONS COULD INCREASE OUR COST OF DOING BUSINESS.

               Local, state, federal and foreign laws and regulations relating to environmental matters affect us in several ways. All products containing pesticides must be registered with the U.S. Environmental Protection Agency and, in many cases, with similar state and/or foreign agencies before they can be sold. The inability to obtain or the cancellation of any registration could have an adverse effect on us. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals. We may not always be able to avoid or minimize these risks.

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

               The harvesting of peat for our growing media business has come under increasing regulatory and environmental scrutiny. In the United States, state regulations frequently require us to limit our harvesting and to restore the property to its intended use. In some locations we have been required to create water retention ponds to control the sediment content of discharged water. In the United Kingdom, our peat extraction efforts are also the subject of legislation. Since 1990, we have been involved in litigation with the Philadelphia District of the U.S. Army Corps of Engineers involving our peat harvesting operations at Hyponex's Lafayette, New Jersey facility. The Corps of Engineers is seeking a permanent injunction against harvesting and civil penalties in an unspecified amount. While we are unable to predict the outcome of the negotiations on this matter, we have accrued for our estimate of the probable loss. If the ultimate settlement of this proceeding differs significantly from the amount we have accrued, it could material impact our results of operations, financial position or cash flows.

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

               Through April 2000, we have not experienced any significant issues related to the ability of our information technology and business systems to recognize the year 2000. In addition, we have not experienced any significant supply difficulties related to our venders' year 2000 readiness. While we believe that we have taken adequate precautions against year 2000 systems issues, there can be no assurance that we will not encounter business interruption or other issues related to the year 2000 in the future.

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

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           See Footnote 10 to the Condensed, Consolidated Financial Statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Annual Meeting of shareholders of the Company (the "Annual Meeting") was held in Columbus, Ohio on February 15, 2000.

           The result of the vote of the shareholders for the matter of the election of three directors, for terms of three years each, submitted to the shareholders at the Annual Meeting, is as follows:

                NOMINEE                      VOTES FOR            WITHHELD
                -------                      ---------            --------
           John Kenlon                       25,637,513           585,464
           John M. Sullivan                  25,632,279           590,698
           L. Jack Van Fossen                25,633,475           589,502

           Each of the nominees was elected. The other directors whose terms of office continue after the Annual Meeting are Joseph P. Flannery, Horace Hagedorn, Albert E. Harris, Patrick J. Norton, Charles M. Berger, James Hagedorn, Karen G. Mills and John Walker, Ph.D.

           The result of the vote of the shareholders for the matter of the amendment to the Company's Amended Articles of Incorporation, to increase the authorized number of common shares from 50,000,000 to 100,000,000, is as follows:

            VOTES FOR         VOTES AGAINST         ABSTAIN         NOT VOTED
            ---------         -------------         -------         ---------

           24,245,392           1,954,792            22,793         2,298,029

           The proposal to amend the Company's Amended Articles of Incorporation, was adopted.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) See Exhibit Index at page 42 for a list of the exhibits included herewith.

           (b) The Registrant filed no Current Reports on Form 8-K for the quarter covered by this Report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE SCOTTS COMPANY

Dated May 16, 2000                           /s/ CHRISTOPHER L. NAGEL
                                             ---------------------------------
                                             Principal Accounting Officer,
                                             Vice President and Corporate
                                             Controller

                               THE SCOTTS COMPANY

                        QUARTERLY REPORT ON FORM 10-Q FOR
                       FISCAL QUARTER ENDED APRIL 1, 2000

                                  EXHIBIT INDEX

EXHIBIT                                                                  PAGE
NUMBER                              DESCRIPTION                         NUMBER
------                              -----------                         ------

 3(d)             Certificate of Amendment by Shareholders to              *
                  Articles of the Registrant as filed with the Ohio Secretary of State on February 25, 2000

 3(e)             Amended Articles of Incorporation of the                 *
                  Registrant (reflecting amendments through
                  February 25, 2000) [for SEC reporting
                  compliance purposes only -- not filed with the Ohio Secretary of State]

 4(h)             Waiver No. 2, dated as of                                *
                  February 14, 2000, to
                  the Credit Agreement, dated as of
                  December 4, 1998, as amended by
                  the Waiver, dated as of January
                  19, 1999, and the Amendment
                  No. 1 and Consent, dated as of
                  October 13, 1999, among the Registrant;
                  OM Scott International Investments Ltd.,
                  Miracle Garden Care Limited, Scotts
                  Holdings Limited, Hyponex Corporation,
                  Scotts Miracle-Gro Products, Inc.,
                  Scotts-Sierra Horticultural Products
                  Company, Republic Tool & Manufacturing
                  Corp., Scotts-Sierra Investments, Inc.,
                  Scotts France Holdings SARL, Scotts
                  Holding GmbH, Scotts Celaflor GmbH & Co.
                  KG, Scotts France SARL, Scotts Asef
                  BVBA (fka Scotts Belgium 2 BVBA),
                  The Scotts Company (UK) Ltd.,
                  Scotts Canada Ltd., Scotts Europe B.V.,
                  ASEF B.V., Scotts Australia PTY Ltd.,
                  and other subsidiaries of the Registrant who are also borrowers from time to time;
                  the lenders party thereto; The Chase
                  Manhattan Bank as Administrative Agent;
                  Salomon Smith Barney, Inc. as
                  Syndication Agent; Credit Lyonnais
                  Chicago Branch and Bank One, Michigan,
                  as successor to NBD Bank, as
                  Co-Documentation Agents; and Chase
                  Securities Inc., as Lead Arranger and
                  Book Manager

10(b)             The Scotts Company 1992 Long Term                        *
                  Incentive Plan (as amended through
                  May 15, 2000)

10(d)             The Scotts Company 1996 Stock Option                     *
                  Plan (as amended through May 15, 2000)

10(l)             Specimen form of Stock Option Agreement for
                  Non-Qualified Stock Options granted to
                  employees under The Scotts Company 1996 Stock
                  Option Plan (as amended through May 15, 2000)

10(w)             The Scotts Company Millennium Growth Plan                *
                  (effective October 1, 1999)

27                Financial Data Schedule                                  *


* Filed herewith