Form 10-Q
period 2000-07-01
SCOTTS COMPANY
filed 2000-08-15
CIK 825542

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000

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

             28,040,151                           Outstanding at August 7 , 2000
 Common Shares, voting, no par value

                       THE SCOTTS COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                                  PAGE NO.
                                                                                                  --------
PART I. FINANCIAL INFORMATION:

Item 1.          Financial Statements
                 Condensed, Consolidated Statements of Operations - Three and nine month
                 periods ended July 1, 2000 and July 3, 1999......................................      3
                 Condensed, Consolidated Statements of Cash Flows - Nine month periods
                 ended July 1, 2000 and July 3, 1999..............................................      4
                 Condensed, Consolidated Balance Sheets - July 1, 2000, July 3, 1999
                 and September 30, 1999...........................................................      5
                 Notes to Condensed, Consolidated Financial Statements............................   6-25
Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations............................................................  26-39

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings................................................................     40
Item 6.          Exhibits and Reports on Form 8-K.................................................     41
Signatures       .................................................................................     42
Exhibit Index    .................................................................................     43

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                     ------------------     -----------------
                                                      JULY 1,   JULY 3,    JULY 1,     JULY 3,
                                                       2000      1999       2000        1999
                                                      ------   -------    --------    --------

Net sales .........................................   $598.3   $ 586.2    $1,510.6    $1,402.2
Cost of sales .....................................    356.1     349.8       881.4       832.1
                                                      ------   -------    --------    --------
        Gross profit ..............................    242.2     236.4       629.2       570.1
Gross commission earned from agency agreement .....     16.9       9.9        26.1        27.5
Contribution expenses under agency agreement ......      1.6       0.4         4.9         1.2
                                                      ------   -------    --------    --------
        Net commission earned from agency
         agreement ................................     15.3       9.5        21.2        26.3
Operating expenses:
   Advertising and promotion ......................     64.9      63.8       186.8       166.6
   Selling, general and administrative ............     76.8      80.8       229.8       209.6
   Amortization of goodwill and other intangibles .      6.4       7.9        19.4        17.3
   Restructuring and other charges ................       --        --          --         1.4
   Other expense (income), net ....................      1.0      (1.7)       (0.8)       (3.8)
                                                      ------   -------    --------    --------
Income from operations ............................    108.4      95.1       215.2       205.3
Interest expense ..................................     24.8      24.6        74.4        59.0
                                                      ------   -------    --------    --------
Income before income taxes ........................     83.6      70.5       140.8       146.3
Income taxes ......................................     30.6      28.9        53.7        60.0
                                                      ------   -------    --------    --------
Net income before extraordinary item ..............     53.0      41.6        87.1        86.3
Extraordinary loss on early extinguishment
   of debt, net of tax ............................       --        --          --         5.8
                                                      ------   -------    --------    --------
Net income ........................................     53.0      41.6        87.1        80.5
Payments to preferred shareholders ................       --       2.4         6.4         7.3
                                                      ------   -------    --------    --------
Income available to common shareholders ...........   $ 53.0   $  39.2    $   80.7    $   73.2
                                                      ======   =======    ========    ========
Basic earnings per common share:
   Before extraordinary item ......................   $ 1.90   $  2.14    $   2.89    $   4.32
   Extraordinary item, net of tax .................       --        --          --        0.32
                                                      ------   -------    --------    --------
                                                        1.90      2.14        2.89        4.00
Diluted earnings per common share:
   Before extraordinary item ......................   $ 1.78   $  1.35    $   2.71    $   2.83
   Extraordinary item, net of tax .................       --        --          --        0.19
                                                      ------   -------    --------    --------
                                                        1.78      1.35        2.71        2.64
Common shares used in basic earnings per
   share calculation ..............................     27.9      18.3        27.9        18.3
                                                      ======   =======    ========    ========
Common shares and potential common shares
   used in diluted earnings per share calculation .     29.7      30.9        29.7        30.5
                                                      ======   =======    ========    ========

See notes to condensed, consolidated financial statements

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                                 NINE MONTHS ENDED
                                                                                              -----------------------
                                                                                              JULY 1,         JULY 3,
                                                                                               2000            1999
                                                                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...........................................................................    $  87.1       $      80.5
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization....................................................       46.1              42.8
        Loss on sale of property.........................................................        4.0               0.9
        Net change in certain components of working capital..............................       34.8             (14.9)
        Net change in other assets and liabilities and other adjustments.................       (7.5)            (18.8)
                                                                                             -------       -----------
         Net cash provided by operating activities.......................................      164.5              90.5
                                                                                             -------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property, plant and equipment...........................................      (37.2)            (39.4)
   Investment in acquired businesses, net of cash acquired ..............................       (3.4)           (533.4)
   Other, net ...........................................................................        1.7              (5.0)
                                                                                             -------       -----------
        Net cash used in investing activities............................................      (38.9)           (577.8)
                                                                                             -------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (repayments) under revolving and bank lines of credit .................      (24.1)             52.5
   Gross borrowings under term loans.....................................................         --             525.0
   Gross repayments under term loans.....................................................      (18.4)             (1.2)
   Issuance of 8 5/8% Senior Subordinated Notes..........................................         --             330.0
   Extinguishment of $97.1 million 9 7/8% Senior Subordinated Notes......................         --            (104.1)
   Repayment of outstanding balance on previous credit facility .........................         --            (241.0)
   Settlement of interest rate locks.....................................................         --             (12.9)
   Financing and issuance fees...........................................................       (1.0)            (23.8)
   Payments to preferred shareholders....................................................       (6.4)             (9.8)
   Repurchase of treasury shares.........................................................      (23.9)             (6.3)
   Other, net ...........................................................................       (0.8)              3.5
                                                                                             -------       -----------
         Net cash (used in) provided by financing activities.............................      (74.6)            511.9
                                                                                             -------       -----------
Effect of exchange rate changes on cash..................................................       (1.9)             (1.0)
                                                                                             --------      -----------
Net increase in cash.....................................................................       49.1              23.6
Cash and cash equivalents at beginning of period ........................................       30.3              10.6
                                                                                             -------       -----------
Cash and cash equivalents at end of period...............................................    $  79.4       $      34.2
                                                                                             =======       ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Investment in acquired businesses:
   Fair value of assets acquired, net of cash ...........................................    $   3.4       $     635.2
   Liabilities assumed...................................................................         --            (101.8)
                                                                                             --------      -----------
   Net assets acquired...................................................................        3.4             533.4
   Notes issued to seller ...............................................................        2.2              37.0
   Cash paid.............................................................................        1.2               4.8
   Debt issued...........................................................................         --             491.6

See notes to condensed, consolidated financial statements

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                     CONDENSED, CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                              UNAUDITED
                                                                              ---------
                                                                         JULY 1,       JULY 3,    SEPTEMBER 30,
                                                           ASSETS         2000          1999          1999
                                                                          ----          ----          ----

Current assets:
   Cash and cash equivalents .....................................     $     79.4    $     34.2    $     30.3
   Accounts receivable, less allowances of $13.1, $15.5 and $16.4,
      respectively ...............................................          374.2         319.2         201.4
   Inventories, net ..............................................          294.1         281.1         313.2
   Current deferred tax asset ....................................           24.4          22.1          29.3
   Prepaid and other assets ......................................           21.6          36.2          67.5
                                                                       ----------    ----------    ----------
        Total current assets .....................................          793.7         692.8         641.7
Property, plant and equipment, net ...............................          266.6         241.3         259.4
Intangible assets, net ...........................................          758.9         777.9         794.1
Other assets .....................................................           78.7          59.8          74.4
                                                                       ----------    ----------    ----------
        Total assets .............................................     $  1,897.9    $  1,771.8    $  1,769.6
                                                                       ==========    ==========    ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt ...............................................     $     50.2    $     41.2    $     56.4
   Accounts payable ..............................................          195.5         127.2         133.5
   Accrued liabilities ...........................................          259.1         222.6         177.0
                                                                       ----------    ----------    ----------
        Total current liabilities ................................          504.8         391.0         366.9
Long-term debt ...................................................          836.0         855.6         893.6
Other liabilities ................................................           60.8          59.3          65.8
                                                                       ----------    ----------    ----------
        Total liabilities ........................................        1,401.6       1,305.9       1,326.3
                                                                       ==========    ==========    ==========
Commitments and contingencies
Shareholders' equity:
   Class A Convertible Preferred Stock, no par value .............             --         176.7         173.9
   Common shares, no par value per share,
      $.01 stated value per share, issued 31.3,
      21.1 and 21.3, respectively ................................            0.3           0.2           0.2
   Capital in excess of par value ................................          388.1         209.2         213.9
   Retained earnings .............................................          210.8         149.9         130.1
   Treasury stock, 3.4, 2.8, and 2.9 shares, respectively,
      at cost ....................................................          (83.7)        (58.9)        (61.9)
   Accumulated other comprehensive expense .......................          (19.2)        (11.2)        (12.9)
                                                                       ----------    ----------    ----------
        Total shareholders' equity ...............................          496.3         465.9         443.3
                                                                       ----------    ----------    ----------
Total liabilities and shareholders' equity .......................     $  1,897.9    $  1,771.8    $  1,769.6
                                                                       ==========    ==========    ==========

See notes to condensed, consolidated financial statements

        NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    (All amounts are in millions except per share data or as otherwise noted)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Operations

         The Scotts Company is engaged in the manufacture and sale of lawn care and garden products. The Company's major customers include mass merchandisers, home improvement centers, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, lawn and landscape service companies, commercial nurseries and greenhouses, and specialty crop growers. The Company's products are sold in the United States, Canada, the European Union, the Caribbean, South America, Southeast Asia, the Middle East, Africa, Australia, New Zealand, Mexico, Japan, and several Latin American countries.

         Organization and Basis of Presentation

         The condensed, consolidated financial statements include the accounts of The Scotts Company and its subsidiaries, (collectively, the "Company"). All material intercompany transactions have been eliminated.

         The condensed, consolidated balance sheets as of July 1, 2000 and July 3, 1999, and the related condensed, consolidated statements of operations for the three and nine month periods ended July 1, 2000 and July 3, 1999, as well as the condensed, consolidated statement of cash flows for the nine month periods ended July 1, 2000 and July 3, 1999, are unaudited; however, in the opinion of management, such financial statements contain all adjustments necessary for the fair presentation of the Company's financial position and results of operations. Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the financial statements and accompanying notes in Scotts' fiscal 1999 Annual Report on Form 10-K.

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

         The agreement also requires the Company to make annual payments to Monsanto as a contribution against the overall expenses of the Roundup(R) business. The amount of the contribution payment varies by year and can be increased based on the level of program EBIT achieved during certain years. Annual contribution payments are payable in twelve monthly installments within the year.

         The agreement has a term of seven years for all countries within the European Union (at the option of both parties, the agreement can be renewed for up to 20 years for the European Union countries). For countries outside of the European Union, the agreement continues indefinitely unless terminated by either party. The agreement provides Monsanto with the right to terminate the agreement for an event of default (as defined in the agreement) by the Company or a change in control of Monsanto or sale of the Roundup business. The agreement provides the Company with the right to terminate the agreement in certain circumstances including an event of default by Monsanto or the sale of the Roundup business. Unless the agreement is terminated for an event of default by the Company, Monsanto is required to pay a termination fee to the Company that varies by program year. The termination fee is $150 million for each of the first five program years, gradually declines to $100 million by year ten of the program and then declines to a minimum of $16 million if the program continues for years 11 through 20.

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

         In fiscal 1999, the Company recognized commission income under the agreement during interim periods based on the estimated percentage of EBIT that would be payable to the Company as commission for the year applied to the actual EBIT for the Roundup(R) business for the interim period. Commission income recorded for that full year is calculated by applying the threshold commission structure for that year to the actual EBIT of the Roundup business for the year. For interim periods beginning in fiscal 2000, in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", the Company will not recognize commission income until actual Roundup EBIT reaches the first commission threshold for that year. The annual contribution payment, if any, is recognized ratably throughout the year.

3.       RESTRUCTURING AND OTHER CHARGES

         1999 Charges

         During the nine months ended July 3, 1999, the Company recorded $1.4 million of restructuring charges associated with management's decision to reorganize the North American Professional Business Group to strengthen distribution and technical sales support, integrate brand management across market segments and reduce annual operating expenses. These charges represent the severance payments for approximately 60 in-house sales associates who were terminated in fiscal 1999. Approximately $1.1 million of severance payments were made to these former associates during fiscal 1999 and substantially all of the remainder has been paid in fiscal 2000.

         1998 Charges

         During fiscal 1998, the Company recorded charges of $9.3 million in connection with its decision to close nine composting sites. As of September 30, 1999, $0.9 million remained accrued in the Company's consolidated balance sheet for losses to be incurred under contractual commitments and remaining lease obligations (a detailed discussion and rollforward is included in the Company's fiscal 1999 Annual Report on Form 10-K). For the first nine months of fiscal 2000, $0.6 million of the obligations had been paid, leaving the remaining accrual at $0.3 million. The Company expects to make all significant remaining payments in fiscal 2000.

4.       ACQUISITIONS AND DIVESTITURES

         In January 1999, the Company acquired the assets of Monsanto's consumer lawn and garden businesses, exclusive of the Roundup(R) business ("Ortho"), for approximately $300 million, subject to adjustment based on working capital as of the closing date and as defined in the purchase agreement. Based on the estimate of working capital received from Monsanto, the Company made an additional payment of $39.9 million at the closing date. A revised assessment of working capital provided by Monsanto indicated that an additional payment of approximately $27.0 million (for a total purchase price of approximately $366.0 million) would also have been required, however the Company disputed a significant portion of those working capital amounts. In the third quarter of fiscal 2000, the Company and Monsanto (now known as Pharmacia Corporation) resolved the disputed working capital amounts which resulted in a purchase price of approximately $355.5 million.

         In October 1998, the Company acquired Rhone-Poulenc Jardin, continental Europe's largest consumer lawn and garden products company. Management's initial estimate of the purchase price for Rhone-Poulenc Jardin was $192.8 million; however, subsequent adjustments for reductions in acquired working capital have resulted in a final purchase price of approximately $147.5 million.

         In connection with the Rhone-Poulenc Jardin acquisition, the Company entered into a Research and Development Access Rights Agreement with Rhone-Poulenc Jardin. In exchange for the rights provided under the agreement, the Company will make four annual payments of 39 million French Francs each beginning on October 1, 1999. The present value of the payments (approximately $23.2 million) is being amortized over the life of the agreement.

         Each of the above acquisitions was made in exchange for cash or notes due to seller and was accounted for under the purchase method of accounting. Accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The allocation of the final purchase price of the Ortho business to the net assets acquired should be completed during the fourth quarter of fiscal 2000. The excess of the estimated purchase price for the Ortho business over the value of tangible assets acquired is currently recorded as an intangible asset and is being amortized over a period of 35 years.

The following unaudited pro forma results of operations give effect to the Ortho acquisition as if it had occurred on October 1, 1998.

                                                         NINE MONTHS ENDED
                                                            JULY 3, 1999
                                                            ------------

Net sales................................................     $1,435.2
Income before extraordinary loss.........................         77.9
Net income...............................................         72.1
Basic earnings per share:
Before extraordinary loss................................     $   3.86
After extraordinary loss ................................     $   3.54
Diluted earnings per share:
Before extraordinary loss................................     $   2.56
After extraordinary loss ................................     $   2.37

         The pro forma information provided does not purport to be indicative of actual results of operations if the Ortho acquisition had occurred as of October 1, 1998 and is not intended to be indicative of future results or trends.

         In May 2000, the Company sold its North American Professional Turf business to two buyers. The terms of the agreement included the sale of certain inventory for approximately $16.3 million and an arrangement for the use and eventual purchase of related tradenames by the buyers. No gain or loss on the sale transaction is reflected in the Company's third quarter results of operations.

5.       INVENTORIES

Inventories, net of provisions for slow moving and obsolete inventory of $24.9 million, $22.0 million, and $30.5 million, respectively, consisted of:

                                        JULY 1,        JULY 3,     SEPTEMBER 30,
                                         2000           1999          1999
                                       ---------     ---------      ---------

Finished goods......................   $   219.1     $   206.6      $   206.4
Raw materials.......................        74.0          74.1          106.5
                                       ---------     ---------      ---------
FIFO cost...........................       293.1         280.7          312.9
LIFO reserve........................         1.0           0.4            0.3
                                       ---------     ---------      ---------
Total...............................   $   294.1     $   281.1      $   313.2
                                       =========     =========      =========

6.       INTANGIBLE ASSETS, NET

                                        JULY 1,        JULY 3,     SEPTEMBER 30,
                                         2000           1999          1999
                                       ---------     ---------      ---------

Goodwill ...........................   $   494.1     $   619.5      $   508.6
Trademarks..........................       189.2         115.0          207.9
Other...............................        75.6          43.4           77.6
                                       ---------     ---------      ---------
Total...............................   $   758.9     $   777.9      $   794.1
                                       =========     =========      =========

7.       LONG-TERM DEBT

                                             JULY 1,     JULY 3,  SEPTEMBER 30,
                                               2000       1999        1999
                                               ====       ====        ====

Revolving loans under credit facility.....   $  38.4    $  16.8     $  64.2
Term loans under credit facility..........     471.6      500.6       509.0
Senior Subordinated Notes ................     318.9      320.5       318.0
Notes due to sellers .....................      37.7       37.9        37.0
Foreign bank borrowings and term loans....       9.7        9.0        17.6
Capital lease obligations and other ......       9.9       12.0         4.2
                                             -------    -------     -------
                                               886.2      896.8       950.0
Less current portions.....................      50.2       41.2        56.4
                                             -------    -------     -------
                                             $ 836.0    $ 855.6     $ 893.6
                                             =======    =======     =======

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

         In conjunction with the acquisitions of Rhone-Poulenc Jardin and Sanford Scientific, Inc., notes were issued for certain portions of the total purchase price or other consideration that are to be paid in annual installments over a four-year period. The present value of the remaining note payments at July 1, 2000 is $25.5 million and $4.1 million, respectively. The Company is imputing interest on the non-interest bearing notes using an interest rate prevalent for similar instruments at the time of acquisition (approximately 9% and 8%, respectively).

         In March 2000, the Company acquired certain residual international intellectual property including peat marketing rights and goodwill from Bord na Mona Horticulture Limited. The purchase of the intellectual property was made through the issuance of a promissory note containing five annual payments. The present value of these payments, approximately $6.2 million at July 1, 2000, is included in Notes Due to Sellers above. The Company is imputing interest on the notes using an 8% interest rate.

         The foreign term loans of $3.2 million issued on December 12, 1997, have an 8-year term and bear interest at 1% below LIBOR. The loans are denominated in Pounds Sterling and can be redeemed, on demand, by the note holder. The foreign bank borrowings of $6.5 million at July 1, 2000 represent lines of credit for foreign operations and are denominated in French Francs and Canadian Dollars.

8.       EARNINGS PER COMMON SHARE

         The following table presents information necessary to calculate basic and diluted earnings per common share ("EPS").

                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      ------------------       -----------------
                                                      JULY 1,       JULY 3,    JULY 1,     JULY 3,
                                                       2000          1999       2000        1999
                                                       ----          ----       ----        ----

Net income before extraordinary item ............    $    53.0    $    41.6   $   87.1    $    86.3
Extraordinary loss on early
   extinguishment of debt, net of taxes..........           --           --         --          5.8
                                                     ---------    ---------   --------    ---------
Net income ......................................         53.0         41.6       87.1         80.5
Payments to preferred shareholders ..............           --          2.4        6.4          7.3
                                                     ---------    ---------   --------    ---------
Income available to common shareholders .........    $    53.0    $    39.2   $   80.7    $    73.2
                                                     =========    =========   ========    =========
Weighted-average common shares
   outstanding during the period ................         27.9         18.3       27.9         18.3
Assuming conversion of Class A
   Convertible Preferred Stock ..................           --         10.3         --         10.3
Assuming exercise of warrants ...................          1.0          1.2        1.0          1.0
Assuming exercise of options ....................          0.8          1.1        0.8          0.9
                                                     ---------    ---------   --------    ---------
Weighted-average number of common
   shares outstanding and potential
   common shares ................................         29.7         30.9       29.7         30.5
                                                     ---------    ---------   --------    ---------
Basic earnings per common share:
   Before extraordinary loss ....................         1.90         2.14       2.89         4.32
   Extraordinary loss, net of tax ...............           --           --         --         0.32
                                                     ---------    ---------   --------    ---------
                                                     $    1.90    $    2.14   $   2.89    $    4.00
                                                     =========    =========   ========    =========
Diluted earnings per common share:
   Before extraordinary loss and impact
       of early conversion of preferred shares ..         1.78         1.35       2.93         2.83
   Extraordinary loss, net of tax ...............           --           --         --         0.19
   Impact of early conversion of preferred shares           --           --        .22           --
                                                     ---------    ---------   --------    ---------
                                                     $    1.78    $    1.35   $   2.71    $    2.64
                                                     =========    =========   ========    =========


9.       STATEMENT OF COMPREHENSIVE INCOME

         Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments, be presented in the Company's financial statements. The components of other comprehensive income and total comprehensive income for the three and nine months ended July 1, 2000 and July 3, 1999 are as follows:

                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      ------------------         -----------------
                                                     JULY 1,       JULY 3,     JULY 1,       JULY 3,
                                                      2000          1999        2000          1999
                                                     -------       ------       ------       -------

Net income ......................................    $  53.0       $ 41.6       $ 87.1       $  80.5
Other comprehensive income (expense):
Foreign currency translation adjustments ........       (0.7)        (2.8)        (6.3)         (8.0)
                                                     -------       ------       ------       -------
Comprehensive income ............................    $  52.3       $ 38.8       $ 80.8       $  72.5
                                                     =======       ======       ======       =======

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

         In June 1997, the Company received formal notice of an enforcement action and draft Findings and Orders from the Ohio Environmental Protection Agency. The draft Findings and Orders elaborated on the subject of the referral to the Ohio Attorney General alleging: potential surface water violations relating to possible historical sediment contamination possibly impacting water quality; inadequate treatment capabilities of the Company's existing and currently permitted wastewater treatment plants; and that the Marysville site is subject to corrective action under the Resource Conservation Recovery Act ("RCRA"). In late July 1997, the Company received a draft judicial consent order from the Ohio Attorney General which covered many of the same issues contained in the draft Findings and Orders including RCRA corrective action. As a result of on-going discussions, the Company received a revised draft of a judicial consent order from the Ohio Attorney General in late April 1999. Subsequently, the Company replied to the Ohio Attorney General with another revised draft. Comments on that draft were received from the Ohio Attorney General in February 2000, and Scotts replied with another revised draft in March 2000. Since July 2000, the parties have been engaged in settlement discussions resulting in various revisions to the March 2000 draft, as they seek to resolve this matter.

         The Company is continuing to meet with the Ohio Attorney General and the Ohio Environmental Protection Agency in an effort to negotiate an amicable resolution of these issues but is unable at this stage to predict the outcome of the negotiations. While negotiations have narrowed the unresolved issues between the Company and the Ohio Attorney General/Ohio Environmental Protection Agency, several critical issues remain the subject of ongoing discussions. The parties have tentatively agreed to a civil penalty cash payment subject to the successful completion of negotiations on the remaining provisions of a judicial consent order. The Company believes that it has viable defenses to the State's enforcement action, including that it had been proceeding under VAP to address specified environmental issues, and will assert those defenses should an amicable resolution of this State's enforcement action not be reached.

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

         AGREVO ENVIRONMENTAL HEALTH

         On June 3, 1999, AgrEvo Environmental Health, Inc. ("AgrEvo") (which is reported to have changed its name to Aventis Environmental Health Science USA LP) filed a complaint in the federal District Court for the Southern District of New York (the "New York Action"), against the Company, a subsidiary of the Company and Monsanto seeking damages and injunctive relief for alleged antitrust violations and breach of contract by the Company and its subsidiary and antitrust violations and tortious interference with contact by Monsanto. The Company purchased a consumer herbicide business from AgrEvo in May 1998. AgrEvo claims in the suit that the Company's subsequent agreement to become Monsanto's exclusive sales and marketing agent for Monsanto's consumer Roundup(R) business violated the federal antitrust laws. AgrEvo contends that Monsanto attempted to or did monopolize the market for non-selective herbicides and conspired with the Company to eliminate the herbicide the Company previously purchased from AgrEvo, which competed with Monsanto's Roundup(R), in order to achieve or maintain a monopoly position in that market. AgrEvo also contends that the Company's execution of various agreements with Monsanto, including the Roundup(R) marketing agreement, as well as the Company's subsequent actions, violated the purchase agreements between AgrEvo and the Company.

         AgrEvo is requesting unspecified damages as well as affirmative injunctive relief, and seeking to have the court invalidate the Roundup(R) marketing agreement as violative of the federal antitrust laws. On September 20, 1999, the Company filed an answer denying liability and asserting counterclaims that it was fraudulently induced to enter into the agreement for purchase of the consumer herbicide business and the related agreements, and that AgrEvo breached the representations and warranties contained in those agreements. On October 1, 1999, the Company moved to dismiss the antitrust allegations against it on the ground that the claims fail to state claims for which relief may be granted. On October 12, 1999, AgrEvo moved to dismiss the Company's counterclaims. On May 5, 2000, AgrEvo amended its complaint to add a claim for fraud and to incorporate the Delaware Action described below. Thereafter, the Company moved to dismiss the new claims, and defendants renewed their pending motions to dismiss. On June 2, 2000, the court (i) granted the Company's motion to dismiss the fraud claim AgrEvo had added to its complaint; (ii) granted AgrEvo's motion to dismiss the Company's fraudulent-inducement counterclaim;
         (iii) denied AgrEvo's motion to dismiss the Company's counterclaims related to breach of representations and warranties; and (iv) denied defendants' motion to dismiss the antitrust claims. On July 14, 2000, the Company served an answer to AgrEvo's amended complaint and re-pleaded its fraud counterclaim. Under the indemnification provisions of the Roundup(R) marketing agreement, Monsanto and the Company each have requested that the other indemnify against any losses arising from this lawsuit.

         On June 29, 1999, AgrEvo also filed a complaint in the Superior Court of the State of Delaware (the "Delaware Action") against two of the Company's subsidiaries seeking damages for alleged breach of contract. AgrEvo alleges that, under the contracts by which a subsidiary of the Company purchased a herbicide business from AgrEvo in May 1998, two of the Company's subsidiaries have failed to pay AgrEvo approximately $0.6 million. AgrEvo is requesting damages in this amount, as well as pre and post-judgment interest and attorneys' fees and costs. The Company's subsidiaries have moved to dismiss or stay this action. On January 31, 2000, the Delaware court stayed AgrEvo's action pending (a) the resolution of a motion to amend the New York Action and (b) resolution of the New York Action.

         CENTRAL GARDEN & PET

         On June 30, 2000, Scotts filed suit against Central Garden & Pet Company in the U.S. District Court for the Southern District of Ohio to recover approximately $17 million in outstanding accounts receivable from Central Garden & Pet with respect to Scotts' 2000 fiscal year. Pharmacia Corp. (formerly Monsanto Company) also filed suit against Central Garden & Pet in Missouri state court, seeking unspecified damages allegedly due Pharmacia under a four-year alliance agreement between Pharmacia and Central.

         On July 7, 2000, Central Garden & Pet filed suit against Scotts and Pharmacia in the U.S. District Court for the Northern District of California (San Francisco Division) alleging various matters, including breach of contract and violations of federal antitrust laws, and seeking an unspecified amount of damages and injunctive relief. Scotts believes that Central Garden & Pet's claims are entirely without merit and intends to vigorously defend against them.

         OTHER

         The Company has determined that quantities of cement containing asbestos material at certain manufacturing facilities in the United Kingdom should be removed. The Company has reserved for the estimate of costs to be incurred for this matter.

         GENERAL

         The Company has accrued $10.1 million at July 1, 2000 for the legal and environmental matters described above. The significant components of the accrual are: (i) costs for site remediation of $6.8 million; (ii) costs for asbestos abatement of $2.8 million; and (iii) fines and penalties of $0.5 million. The significant portion of the costs accrued as of July 1, 2000 are expected to be paid in fiscal years 2000 through 2002; however, some payments are expected to be made through fiscal 2003 and possibly for a period thereafter.

         The Company believes that the amounts accrued as of July 1, 2000 are adequate to cover its known environmental expenses based on current facts and estimates of likely outcome. However, the adequacy of these accruals is based on several significant assumptions:

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

11. CONVERSION OF PREFERRED STOCK

         In October 1999, all of the then outstanding shares of Class A Convertible Preferred Stock were converted into approximately 10.1 million common shares. The Company paid the holders of the Preferred Stock $6.4 million. The amount represents the dividends on the Preferred Stock that otherwise would have been payable through May 2000, the month during which the Preferred Stock could first be redeemed by the Company. In fiscal 1999, certain of the Preferred Stock was converted into 0.2 million common shares at the holder's option.

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

         In May 2000, the Emerging Issues Task Force (EITF) reached consensus on Issue 00-14 "Accounting for Certain Sales Incentives". This issue requires certain sales incentives (e.g., discounts, rebates, coupons) offered by the Company to distributors, retail customers and consumers to be classified as a reduction of sales revenue. Like many other consumer products companies, the Company has historically classified most of these costs as advertising, promotion, or selling expenses. The guidance is effective for the fourth quarter of fiscal years beginning after December 15, 1999. The Company plans to adopt the guidance in fiscal 2001 and does not anticipate that the new accounting policy will impact fiscal 2001 results of operations.

13. SEGMENT INFORMATION

         The Company is divided into three reportable segments--North American Consumer, Professional and International. The North American Consumer segment consists of the Lawns, Gardens, Growing Media, Ortho and Canadian business units.

         The North American Consumer segment specializes in dry, granular slow-release lawn fertilizers, lawn fertilizer combination and lawn control products, grass seed, spreaders, water-soluble and controlled-release garden and indoor plant foods, plant care products, and potting soils, barks, mulches and other growing media products, and pesticide products. Products are marketed to mass merchandisers, home improvement centers, large hardware chains, nurseries and gardens centers.

         The Professional segment is focused on a full line of horticulture products including controlled-release and water-soluble fertilizers and plant protection products, grass seed, spreaders, custom application services and growing media. Products are sold to lawn and landscape service companies, commercial nurseries and greenhouses and specialty crop growers. Prior to June 2000, this segment also included the Company's North American professional turf business, which was sold in May 2000.

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


                                        N.A.                                                   OTHER/
(IN MILLIONS)                         CONSUMER          PROFESSIONAL      INTERNATIONAL       CORPORATE          TOTAL
-------------                         --------          ------------      -------------       ---------          -----

SALES:
2000 YTD                              $ 1,101.4           $    96.9        $    312.3                         $  1,510.6
1999 YTD                              $   958.7           $   109.2        $    334.3                         $  1,402.2

2000 Q3                               $   451.1           $    31.7        $    115.5                         $    598.3
1999 Q3                               $   426.9           $    35.8        $    123.5                         $    586.2

OPERATING INCOME (LOSS):
2000 YTD                              $   226.3           $     3.9        $     40.3        $   (55.3)       $    215.2
1999 YTD                              $   192.5           $    12.2        $     52.9        $   (52.3)       $    205.3

2000 Q3                               $   102.5           $     0.4        $     20.8        $   (15.3)       $    108.4
1999 Q3                               $    88.7           $     5.9        $     19.0        $   (18.5)       $     95.1


OPERATING MARGIN:
2000 YTD                                   20.5%                4.0%             12.9%            nm                14.2%
1999 YTD                                   18.9%               11.2%             15.8%            nm                14.6%

2000 Q3                                    23.5%                1.3%             18.0%            nm                18.1%
1999 Q3                                    20.8%               16.5%             15.4%            nm                16.2%


TOTAL ASSETS:
2000 YTD                              $ 1,139.8           $   168.4        $    500.0        $    89.7        $  1,897.9
1999 YTD                              $ 1,028.2           $   179.2        $    500.8        $    63.6        $  1,771.8

nm       Not meaningful.

         Operating income reported for the Company's three operating segments represents earnings before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. Accordingly, corporate operating loss for the nine month periods ended July 1, 2000 and July 3, 1999 includes amortization of certain intangible assets, corporate general and administrative expenses, and certain "other" income/expense not allocated to the business segments. In the first quarter of fiscal 2000, management changed the measure of profitability for the business segments as compared to the method used at September 30, 1999, to include the allocation of certain costs to the business segments which historically were included in corporate costs. Such costs include research and development, administrative and certain "other" income/expense items which could be directly attributable to a business segment. The results shown above for the nine months of fiscal 1999 have been adjusted to conform to the fiscal 2000 basis of presentation.

         Total assets reported for the Company's operating segments include the intangible assets for the acquired business within those segments. Corporate assets primarily include deferred financing and debt issuance costs, corporate fixed assets as well as deferred tax assets.

14. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

         In January 1999, the Company issued $330 million of 8 5/8% Senior Subordinated Notes due 2009 to qualified institutional buyers under the provisions of Rule 144A of the Securities Act of 1933. The Company is in the process of registering an exchange offer for these Notes under the Securities Act.

         The Notes are general obligations of the Company and are guaranteed by all of the existing wholly-owned, domestic subsidiaries and all future wholly-owned, significant (as defined in Regulation S-X) domestic subsidiaries of the Company. These subsidiary guarantors jointly and severally guarantee the Company's obligations under the Notes. The guarantees represent full and unconditional general obligations of each subsidiary that are subordinated in right of payment to all existing and future senior debt of that subsidiary but are senior in right of payment to any future junior subordinated debt of that subsidiary.

         The following unaudited information presents consolidating statements of operations, statements of cash flows and balance sheets for the three and nine-month periods ended July 1, 2000 and July 3, 1999, and statements of cash flows for the nine-month periods ending July 1, 2000 and July 3, 1999.

         Separate audited financial statements of the individual guarantor subsidiaries have not been provided because management does not believe they would be meaningful to investors.

STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 1, 2000 (IN MILLIONS)
(UNAUDITED)


                                                                     SUBSIDIARY       NON-
                                                         PARENT      GUARANTORS    GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                         ------      ----------    ----------   ------------    ------------

Net sales..........................................    $  292.3      $  182.3      $  123.7                    $   598.3
Cost of sales......................................       186.0         105.9          64.2                        356.1
                                                       --------      --------      --------      ---------     ---------
Gross profit.......................................       106.3          76.4          59.5             --         242.2
Gross commission earned from agency
    agreement......................................        15.4           0.4           1.1                         16.9
Contribution expenses under agency agreement.......         1.5            --           0.1                          1.6
                                                       --------      --------      --------      ---------     ---------
    Net commission.................................        13.9           0.4           1.0             --          15.3
Operating expenses:
    Advertising and promotion......................        28.5          21.5          14.9                         64.9
    Selling, general and administrative ...........        45.6           7.8          23.4                         76.8
    Amortization of goodwill and other intangibles.         1.9           1.7           2.8                          6.4
    Equity income .................................       (35.2)                                      35.2            --
    Intracompany allocations.......................        (3.1)          0.9           2.2                           --
    Other expense (income), net ...................         0.7           0.6          (0.3)                         1.0
                                                       --------      --------      --------      ---------     ---------
Income (loss) from operations......................        81.8          44.3          17.5          (35.2)        108.4
Interest expense ..................................        22.1          (3.6)          6.3                         24.8
                                                       --------      --------      --------      ---------     ---------
Income (loss) before income taxes  ................        59.7          47.9          11.2          (35.2)         83.6
Income taxes ......................................         6.7          19.4           4.5                         30.6
                                                       --------      --------      --------      ---------     ---------
Net income (loss)..................................    $   53.0      $   28.5      $    6.7      $   (35.2)    $    53.0
                                                       ========      ========      ========      =========     =========


FOR THE NINE MONTHS ENDED JULY 1, 2000 (IN MILLIONS)
(UNAUDITED)

                                                                     SUBSIDIARY       NON-
                                                         PARENT      GUARANTORS    GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                         ------      ----------    ----------   ------------    ------------
Net sales..........................................    $  810.8      $  374.0      $  325.8                    $ 1,510.6
Cost of sales......................................       490.5         213.5         177.4                        881.4
                                                       --------      --------      --------      ---------     ---------
Gross profit.......................................       320.3         160.5         148.4             --         629.2
Gross commission earned from agency agreement .....        22.1           0.8           3.2                         26.1
Contribution expenses under agency agreement ......         4.3           0.1           0.5                          4.9
                                                       --------      --------      --------      ---------     ---------
    Net commission.................................        17.8           0.7           2.7             --          21.2
Operating expenses:
    Advertising and promotion .....................        99.9          45.0          41.9                        186.8
    Selling, general and administrative ...........       136.0          22.1          71.7                        229.8
    Amortization of goodwill and other
      intangibles..................................         7.0           5.1           7.3                         19.4
    Equity income..................................       (58.2)                                      58.2            --
    Intracompany allocations.......................       (15.2)          8.9           6.3                           --
    Other expense (income), net ...................         4.1          (4.4)         (0.5)                        (0.8)
                                                       --------      --------      --------      ---------     ---------
Income (loss) from operations......................       164.5          84.5          24.4          (58.2)        215.2
Interest expense ..................................        63.3          (7.3)         18.4                         74.4
                                                       --------      --------      --------      ---------     ---------
Income (loss) before income taxes..................       101.2          91.8           6.0          (58.2)        140.8
Income taxes ......................................        14.1          37.2           2.4                         53.7
                                                       --------      --------      --------      ---------     ---------
Net income (loss)..................................    $   87.1      $   54.6      $    3.6      $   (58.2)    $    87.1
                                                       ========      ========      ========      =========     =========

STATEMENT OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED JULY 1, 2000 (IN MILLIONS) (UNAUDITED)


                                                                     SUBSIDIARY       NON-
                                                         PARENT      GUARANTORS    GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                         ------      ----------    ----------   ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income.....................................    $   87.1      $   54.6      $    3.6      $   (58.2)    $    87.1
    Adjustments to reconcile net income
      to net cash used in operating activities:
    Depreciation and amortization..................        21.4          13.3          11.4                         46.1
    Loss on sale of property.......................         0.4           1.8           1.8                          4.0
    Equity income .................................       (58.2)                                      58.2           0.0
    Net change in certain components of
      working capital..............................        89.6         (58.3)          3.5                         34.8
    Net changes in other assets and
      liabilities and other adjustments............        (4.5)         (3.1)          0.1                         (7.5)
                                                       --------      --------      --------      ---------     ---------
Net cash provided by operating activities..........       135.8           8.3          20.4            0.0         164.5
                                                       --------      --------      --------      ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in property, plant and equipment....       (28.2)         (2.9)         (6.1)                       (37.2)
    Investments in acquired businesses, net of
      cash acquired...............................          0.1                        (3.5)                        (3.4)
    Other, net.....................................        (0.1)                        1.8                          1.7
                                                       --------      ---------     --------      ---------     ---------
Net cash used in investing activities..............       (28.2)         (2.9)         (7.8)           0.0         (38.9)
                                                       --------      --------      --------      ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings and repayments under
      revolving and bank lines of credit...........       (34.8)          2.4           8.3                        (24.1)
    Gross repayments under term loans..............        (1.5)                      (16.9)                       (18.4)
    Financing and issuance fees....................        (1.0)                                                    (1.0)
    Payments to preferred shareholders.............        (6.4)                                                    (6.4)
    Repurchase of treasury shares..................       (23.9)                                                   (23.9)
    Intracompany financing.........................         9.1         (10.2)          1.1                           --
    Other, net.....................................        (0.8)                                                    (0.8)
                                                       --------      ---------     ---------     ---------     ---------
Net cash used in financing activities..............       (59.3)         (7.8)         (7.5)           0.0         (74.6)
                                                       --------      --------      --------      ---------     ---------
Effect of exchange rate changes on cash............        (1.1)          0.0          (0.8)           0.0          (1.9)
                                                       --------      --------      --------      ---------     ---------
Net increase in cash...............................        47.2          (2.4)          4.3            0.0          49.1
Cash and cash equivalents, beginning of period.....         8.5           3.1          18.7                         30.3
                                                       --------      --------      --------      ---------     ---------
Cash and cash equivalents, end of period...........    $   55.7      $    0.7      $   23.0      $     0.0     $    79.4
                                                       ========      ========      ========      =========     =========

BALANCE SHEET
AS OF JULY 1, 2000 (IN MILLIONS)
(UNAUDITED)

                                                                     SUBSIDIARY       NON-
                                                         PARENT      GUARANTORS    GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                         ------      ----------    ----------   ------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents......................  $      55.7   $       0.7    $      23.0                 $      79.4
    Accounts receivable, net.......................        164.1          97.1          113.0                       374.2
    Inventories, net...............................        158.8          72.4           62.9                       294.1
    Current deferred tax asset.....................         28.1           0.5           (4.2)                       24.4
    Prepaid and other assets.......................         (1.1)          1.5           21.2                        21.6
                                                     -----------   -----------    -----------   -----------   -----------
      Total current assets.........................        405.6         172.2          215.9           0.0         793.7
Property, plant and equipment, net.................        171.8          56.1           38.7                       266.6
Intangible assets, net.............................        235.1         267.1          256.7                       758.9
Other assets.......................................         57.1           8.4           13.2                        78.7
Investment in affiliates...........................        842.4                                     (842.4)           --
Intracompany assets................................           --         380.1                       (380.1)           --
                                                     -----------   -----------    -----------   -----------   -----------
      Total assets.................................  $   1,712.0         883.9          524.5      (1,222.5)      1,897.9
                                                     ===========   ===========    ===========   ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt................................         28.0           6.7           15.5                        50.2
    Accounts payable...............................         92.2          31.0           72.3                       195.5
    Accrued liabilities............................        112.7          99.3           47.1                       259.1
                                                     -----------   -----------    -----------   -----------   -----------
      Total current liabilities....................        232.9         137.0          134.9           0.0         504.8
Long-term debt.....................................        556.5           5.0          274.5                       836.0
Other liabilities..................................         35.2           6.2           19.4                        60.8
Intracompany liabilities...........................        376.1                          4.0        (380.1)           --
                                                     -----------   ------------   -----------   -----------   -----------
      Total liabilities............................      1,200.7         148.2          432.8        (380.1)      1,401.6
                                                     -----------   -----------    -----------   -----------   -----------
Commitments and contingencies
Shareholders' equity:
    Investment from parent.........................                      488.8           59.8        (548.6)           --
    Common shares, no par value per share,
      $.01 stated value per share..................          0.3                                                      0.3
    Capital in excess of par value.................        388.1                                                    388.1
    Retained earnings..............................        210.8         246.9           46.9        (293.8)        210.8
    Accumulated other comprehensive expense........         (4.2)                      (15.0)                       (19.2)
    Treasury stock, 3.4 shares at cost.............        (83.7)                                                   (83.7)
      Total shareholders' equity...................        511.3         735.7           91.7        (842.4)        496.3
                                                     -----------   -----------    -----------   -----------   -----------
Total liabilities and shareholders' equity.........  $   1,712.0   $     883.9    $     524.5   $  (1,222.5)  $   1,897.9
                                                     ===========   ===========    ===========   ===========   ===========

STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 3, 1999 (IN MILLIONS)
(UNAUDITED)

                                                                     SUBSIDIARY       NON-
                                                         PARENT      GUARANTORS    GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                         ------      ----------    ----------   ------------    ------------
Net sales..........................................  $     296.8   $     160.6    $     128.8                 $     586.2
Cost of sales......................................        190.9          90.2           68.7                       349.8
                                                     -----------   -----------    -----------   -----------   -----------
Gross profit.......................................        105.9          70.4           60.1            --         236.4
Gross commission earned from agency
    agreement......................................          9.9            --             --                         9.9
Contribution expenses under agency agreement.......          0.4            --             --                         0.4
                                                     -----------   -----------    -----------   -----------   -----------
    Net commission.................................          9.5            --             --            --           9.5
Operating expenses:
    Advertising and promotion......................         31.5          14.5           17.8                        63.8
    Selling, general and administrative............         47.1          10.6           23.1                        80.8
    Amortization of goodwill and
      other intangibles............................          1.6           2.6            3.7                         7.9
    Equity income..................................        (29.0)                                      29.0            --
    Intracompany allocations.......................         (7.2)          1.9            5.3                          --
    Other (income) expenses, net...................         (0.4)         (1.3)            --                        (1.7)
                                                     -----------   -----------    -----------   -----------   -----------
Income (loss) from operations......................         71.8          42.1           10.2         (29.0)         95.1
Interest expense...................................         21.0          (3.6)           7.2                        24.6
                                                     -----------   -----------    -----------   -----------   -----------
Income (loss) before income taxes..................         50.8          45.7            3.0         (29.0)         70.5
Income taxes.......................................          9.2          18.5            1.2                        28.9
                                                     -----------   -----------    -----------   -----------   -----------
Net income (loss)..................................  $      41.6   $      27.2    $       1.8   $     (29.0)  $      41.6
                                                     ===========   ===========    ===========   ===========   ===========

FOR THE NINE MONTHS ENDED JULY 3, 1999 (IN MILLIONS)
(UNAUDITED)

                                                                     SUBSIDIARY       NON-
                                                         PARENT      GUARANTORS    GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                         ------      ----------    ----------   ------------    ------------

Net sales..........................................  $     680.6   $     378.4    $     343.2                 $   1,402.2
Cost of sales......................................        416.7         229.5          185.9                       832.1
                                                     -----------   -----------    -----------   -----------   -----------
Gross profit.......................................        263.9         148.9          157.3            --         570.1
Gross commission earned from agency
    agreement......................................         27.5            --             --                        27.5
Contribution expenses under agency agreement.......          1.2            --             --                         1.2
                                                     -----------   -----------    -----------   -----------   -----------
    Net commission.................................         26.3            --             --            --          26.3
Operating expenses:
    Advertising and promotion......................         90.3          33.3           43.0                       166.6
    Selling, general and administrative............        118.0          25.8           65.8                       209.6
    Amortization of goodwill and other
      intangibles..................................          2.9           7.1            7.3                        17.3
    Restructuring and other charges................          1.4            --             --                         1.4
    Equity income..................................        (57.4)           --             --          57.4            --
    Intracompany allocations.......................        (28.6)         20.9            7.7                          --
    Other (income) expenses, net...................          3.5          (6.8)          (0.5)                       (3.8)
                                                     -----------   -----------    -----------   -----------   -----------
Income (loss) from operations......................        160.1          68.6           34.0         (57.4)        205.3
Interest expense...................................         52.9         (11.1)          17.2                        59.0
                                                     -----------   -----------    -----------   -----------   -----------
Income (loss) before income taxes..................        107.2          79.7           16.8         (57.4)        146.3
Income taxes.......................................         20.9          32.3            6.8                        60.0
                                                     -----------   -----------    -----------   -----------   -----------
Income (loss) before extraordinary item............         86.3          47.4           10.0         (57.4)         86.3
Extraordinary loss on early
    extinguishment of debt, net of income tax......          5.8                                                      5.8
                                                     -----------   ------------   -----------   -----------   -----------
Net income (loss)..................................  $      80.5   $      47.4    $      10.0   $     (57.4)  $      80.5
                                                     ===========   ===========    ===========   ===========   ===========

STATEMENT OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED JULY 3, 1999 (IN MILLIONS)
(UNAUDITED)

                                                                     SUBSIDIARY       NON-
                                                         PARENT      GUARANTORS    GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                         ------      ----------    ----------   ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income.....................................  $      80.5   $      47.4    $      10.0   $     (57.4)  $      80.5
    Adjustments to reconcile net income
      to net cash used in operating activities:
    Depreciation and amortization..................         16.5          13.8           12.5                        42.8
    Loss on sale of property.......................         (0.3)          1.2                                        0.9
    Equity income..................................        (57.4)                                      57.4            --
    Net change in certain components of
      working capital..............................         (6.5)         56.3          (64.7)                      (14.9)
    Net changes in other assets and
      liabilities and other adjustments............        (20.2)         (4.6)           6.0                       (18.8)
                                                     -----------   -----------    -----------   -----------   -----------
Net cash used in operating activities..............         12.6         114.1          (36.2)           --          90.5
                                                     -----------   -----------    -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in property, plant and equipment....        (31.7)         (3.3)          (4.4)                      (39.4)
    Investments in acquired businesses,
      net of cash acquired.........................       (341.8)         (3.5)        (188.1)                     (533.4)
    Other, net.....................................         (5.7)          1.6           (0.9)           --          (5.0)
                                                     -----------   -----------    -----------   -----------   -----------
Net cash used in investing activities..............       (379.2)         (5.2)        (193.4)           --        (577.8)
                                                     -----------   -----------    -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings under revolving and bank
      lines of credit..............................       (148.1)         (0.7)         202.3                        52.5
    Gross borrowings under term loans..............        525.0                         (1.0)                      525.0
    Gross repayments under term loans..............         (1.2)                                                    (1.2)
    Issuance of 8 5/8% Senior
      Subordinated Notes...........................        330.0                                                    330.0
    Extinguishment of 9 7/8% Senior
      Subordinated Notes...........................       (104.1)                                                  (104.1)
    Repayment of outstanding balance on
      previous credit facility.....................       (241.0)                                                  (241.0)
    Settlement of interest rate locks..............        (12.9)                                                   (12.9)
    Financing and issuance fees....................        (23.8)                                                   (23.8)
    Payments to preferred shareholders.............         (9.8)                                                    (9.8)
    Repurchase of treasury shares..................         (6.3)                                                    (6.3)
    Intracompany financing.........................         74.7        (109.5)          34.8                         0.0
    Other, net.....................................          3.5                                                      3.5
                                                     -----------   ------------   -----------   -----------   -----------
Net cash provided by financing activities..........        386.0        (110.2)         236.1            --         511.9
                                                     -----------   -----------    -----------   -----------   -----------
Effect of exchange rate changes on cash............         (0.5)          0.0           (0.5)          0.0          (1.0)
                                                     -----------   -----------    -----------   -----------   -----------
Net increase (decrease) in cash....................         18.9          (1.3)           6.0            --          23.6
Cash and cash equivalents, beginning of period.....          4.9          (2.1)           7.8            --          10.6
                                                     -----------   -----------    -----------   -----------   -----------
Cash and cash equivalents, end of period...........  $      23.8   $      (3.4)   $      13.8   $        --   $      34.2
                                                     ===========   ===========    ===========   ===========   ===========

BALANCE SHEET
AS OF JULY 3, 1999 (IN MILLIONS)
(UNAUDITED)

                                                                     SUBSIDIARY       NON-
                                                         PARENT      GUARANTORS    GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                         ------      ----------    ----------   ------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents......................  $      23.8   $      (3.4)   $      13.8                 $      34.2
    Accounts receivable, net.......................        199.4           8.2          111.6                       319.2
    Inventories, net...............................        159.8          55.0           66.3                       281.1
    Current deferred tax asset.....................         20.4           1.7             --                        22.1
    Prepaid and other assets.......................         19.2           1.9           15.1                        36.2
                                                     -----------   -----------    -----------   -----------   -----------
              Total current assets.................        422.6          63.4          206.8           0.0         692.8
Property, plant and equipment, net.................        146.1          59.4           35.8                       241.3
Intangible assets, net.............................        227.3         270.9          279.7                       777.9
Other assets  .....................................         55.8           2.4            1.6                        59.8
Investment in affiliates...........................        709.1                                     (709.1)          0.0
Intracompany assets................................                      305.1                       (305.1)          0.0
                                                     -----------   -----------    -----------   -----------   -----------
              Total assets.........................      1,560.9         701.2          523.9      (1,014.2)      1,771.8
                                                     ===========   ===========    ===========   ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Short-term debt................................         16.0           5.8           19.4                        41.2
    Accounts payable...............................         75.8          13.8           37.6                       127.2
    Accrued liabilities............................         99.3          76.2           47.1                       222.6
                                                     -----------   -----------    -----------   -----------   -----------
              Total current liabilities............        191.1          95.8          104.1           0.0         391.0
Long-term debt.....................................        564.0          (2.9)         294.5                       855.6
Other liabilities..................................         31.7           6.7           20.9                        59.3
Intracompany liabilities...........................        297.2                          7.9        (305.1)          0.0
                                                     -----------   -----------    -----------   -----------   -----------
    Total liabilities..............................      1,084.0          99.6          427.4        (305.1)      1,305.9
                                                     -----------   -----------    -----------   -----------   -----------
Commitments and contingencies
Shareholders' equity:
    Investment from parent.........................                      413.6           57.4        (471.0)         --
    Common shares, no par value per
         share, $.01 stated value per share........          0.2                                                      0.2
    Capital in excess of par value.................        209.2            --                                      209.2
    Class A Convertible Preferred Stock, no
         par value.................................        176.7         188.0                                      176.7
         Retained earnings.........................        149.9                         50.1        (238.1)        149.9
    Accumulated other comprehensive expense........         (0.2)                       (11.0)                      (11.2)
    Treasury stock, 2.8 shares at cost.............        (58.9)                                                   (58.9)
                                                     -----------   -----------    -----------   -----------   -----------
              Total shareholders' equity...........        476.9         601.6           96.5        (709.1)        465.9
                                                     -----------   -----------    -----------   -----------   -----------

Total liabilities and shareholders' equity.........  $   1,560.9   $     701.2    $     523.9   $  (1,014.2)  $   1,771.8
                                                     ===========   ===========    ===========   ===========   ===========

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    (ALL AMOUNTS ARE IN MILLIONS EXCEPT PER SHARE DATA OR AS OTHERWISE NOTED)

OVERVIEW

Scotts is a leading manufacturer and marketer of consumer branded products for lawn and garden care and professional horticulture businesses in the United States and Europe. Our operations are divided into three business segments:
North American Consumer, Professional and International. The North American Consumer segment includes the Lawns, Gardens, Growing Media, Ortho and Canadian business groups.

As a leading consumer branded lawn and garden company, we focus on our consumer marketing efforts, including advertising and consumer research, to create demand to pull product through the retail distribution channels. During the first nine months of fiscal 2000, we spent $186.8 million on advertising and promotional activities, which is a significant increase over fiscal 1999 spending levels. We have applied this consumer marketing focus over the past several years, and we believe that Scotts continues to receive a significant return on these increased marketing expenditures. For example, sales in our domestic consumer businesses increased 14.9% for the first nine months of fiscal 2000 compared to the same period in fiscal 1999. We believe that this dramatic sales growth resulted primarily from our increased consumer-oriented marketing efforts. We expect that we will continue to focus our marketing efforts toward the consumer and to increase consumer marketing expenditures in the future to drive market share and sales growth.

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

On September 30, 1998, Scotts entered into a long-term marketing agreement with Monsanto for its consumer Roundup(R) herbicide products. Under the marketing agreement, Scotts and Monsanto will jointly develop global consumer and trade marketing programs for Roundup(R), and Scotts has assumed responsibility for sales support, merchandising, distribution, logistics and certain administrative functions. In addition, in January 1999 Scotts purchased from Monsanto the assets of its worldwide consumer lawn and garden businesses, exclusive of the Roundup(R) business, for $355.5 million. These transactions with Monsanto will further our strategic objective of significantly enhancing our position in the pesticides segment of the consumer lawn and garden category. These businesses make up the Ortho business group within the North American Consumer segment.

We believe that these transactions provide us with several strategic benefits including immediate market penetration into new categories, geographic expansion, brand leveraging opportunities, and the achievement of substantial cost savings. With the Ortho acquisition, we are currently a leader by market share in all five segments of the U.S. consumer lawn and garden category: lawn fertilizer, garden fertilizer, growing media, grass seeds and pesticides. We believe that we are now positioned as the only national company with a complete offering of consumer lawn and garden products.

The addition of strong pesticide brands completes our product portfolio of branded consumer lawn and garden products that should provide Scotts with brand leveraging opportunities for revenue growth. For example, our strengthened market position should create category management opportunities to enhance shelf positioning, consumer communication, trade incentives and trade programs. In addition, significant synergies have been and should continue to be realized from the combined businesses, including reductions in general and administrative, selling, distribution, purchasing, research and development and corporate overhead costs. We have redirected, and expect to continue to redirect, a portion of these cost savings into increased consumer marketing spending in support of the Ortho(R) brand.

Over the past few years, we have made several other acquisitions to strengthen our global market position in the lawn and garden category. In October 1998, we purchased Rhone-Poulenc Jardin, a leading European lawn and garden business, for approximately $147.5 million. This acquisition provides a significant addition to our existing European platform and strengthens our foothold in the continental European consumer lawn and garden market. Through this acquisition, we have established a strong presence in France, Germany, Austria, and the Benelux countries. This acquisition may also mitigate, to a certain extent, our susceptibility to weather conditions by expanding the regions in which we operate.

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

RESULTS OF OPERATIONS

The following table sets forth sales by business segment for the three and nine months ended July 1, 2000 and July 3, 1999:

                                                   FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                                   --------------------------  -------------------------
                                                       JULY 1,     JULY 3,       JULY 1,       JULY 3,
                                                        2000        1999          2000          1999
                                                        ----        ----          ----          ----
North American Consumer:
Lawns...........................................     $   110.0   $   107.6    $     440.5   $     390.8
Gardens.........................................          63.8        57.3          147.5         131.8
Growing Media...................................         143.4       135.8          261.6         235.2
Ortho...........................................         121.9       116.4          224.5         180.3
Canada..........................................          12.0         9.8           27.3          20.6
                                                     ---------   ---------    -----------   -----------
     Total......................................         451.1       426.9        1,101.4         958.7
Professional....................................          31.7        35.8           96.9         109.2
International...................................         115.5       123.5          312.3         334.3
                                                     ---------   ---------    -----------   -----------
Consolidated....................................     $   598.3   $   586.2    $   1,510.6   $   1,402.2
                                                     =========   =========    ===========   ===========

The following table sets forth the components of income and expense as a percentage of sales for the three and nine months ended July 1, 2000 and July 3, 1999:

                                                        FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                        --------------------------        -------------------------
                                                          JULY 1,        JULY 3,           JULY 1,            JULY 3,
                                                           2000           1999              2000               1999
                                                           ----           ----              ----               ----

Net sales.......................................           100.0%         100.0%            100.0%            100.0%
Cost of sales...................................            59.5           59.7              58.3              59.3
                                                     -----------    -----------       -----------      ------------
Gross profit....................................            40.5           40.3              41.7              40.7
Gross commission earned from
  agency agreement..............................             2.8            1.7               1.7               2.0
Contribution expenses under agency
  agreement.....................................             0.3            0.1               0.3               0.1
                                                     -----------    -----------       -----------      ------------
  Net commission................................             2.5            1.6               1.4               1.9
Operating expenses:
   Advertising and promotion....................            10.8           10.9              12.4              11.9
   Selling, general and administrative..........            12.8           13.8              15.2              14.9
   Amortization of goodwill and
      other intangibles.........................             1.1            1.3               1.3               1.2
   Restructuring and other charges..............             --              --                --               0.1
   Other expense (income), net..................             0.2           (0.3)             (0.1)             (0.3)
                                                     -----------    -----------       -----------      ------------
Income from operations..........................            18.1           16.2              14.2              14.6
Interest expense................................             4.1            4.2               4.9               4.2
                                                     -----------    -----------       -----------      ------------
Income before income taxes......................            14.0           12.0               9.3              10.4
Income taxes....................................             5.1            4.9               3.6               4.3
                                                     -----------    -----------       -----------      ------------
Net income before extraordinary item............             8.9            7.1               5.7               6.1
Extraordinary item, net of tax..................             --              --                --               0.4
                                                     ----------     -----------       -----------      ------------
Net income......................................             8.9            7.1               5.7               5.7
Payments to preferred shareholders..............             --             0.4               0.4               0.5
                                                     ----------     -----------       -----------      ------------
Income available to common
  shareholders..................................             8.9%           6.7%              5.3%              5.2%
                                                     ===========    ===========       ===========      ============



THREE MONTHS ENDED JULY 1, 2000 VERSUS THREE MONTHS ENDED JULY 3, 1999

Sales for the third quarter ended July 1, 2000 were $598.3 million, an increase of 2.1% over sales for the third quarter ended July 3, 1999 of $586.2 million. The increase in sales was driven by increases in sales across all of the North American Consumer businesses, partially offset by decreased sales in the Professional and International segments. The decrease in sales for the Professional segment was due primarily to the sale of the North American Professional Turf business in May 2000. The decrease in sales for the International segment was primarily due to continued weakening of European currencies versus the U.S. dollar. Excluding the impact of unfavorable exchange rates, sales for the International segment increased slightly compared to the prior year.

North American Consumer segment sales were $451.1 million in the third quarter of fiscal 2000, an increase of $24.2 million, or 5.7%, over sales for the third quarter of fiscal 1999 of $426.9 million. Sales in the Consumer Gardens business group increased $6.5 million, or 11.3%, from fiscal 1999 to fiscal 2000, primarily driven by strong sales and market share performance in the water soluble and tree spike product lines and the successful introduction of new products such as Weed Prevent(R) in fiscal 2000.
Sales in the Consumer Growing Media business increased $7.6 million, or 5.6%, due to strong category and market share growth, particularly for value-added products such as Miracle-Gro Potting Soils(R). Sales in the Ortho business group increased $5.5 million, or 4.7%, reflecting significantly improved volume with home center retailers and improved category and market share performance in the selective weed control product lines. Sales in the Consumer Lawns and Canadian businesses also improved for the third quarter of fiscal 2000 compared to the same period of the prior year, increasing 2.2% and 22.5% respectively. Selling price changes did not have a material impact on sales for the North American Consumer segment in the third quarter of fiscal 2000.

Professional segment sales of $31.7 million in the third quarter of fiscal 2000 were $4.1 million, or 11.5%, lower than sales for the third quarter of fiscal 1999 of $35.8 million. The decrease in sales for the Professional segment was primarily due to the sale of the North American Professional Turf business in May 2000, as mentioned above.

International segment sales of $115.5 million in the third quarter of fiscal 2000 were $8.0 million, or 6.5%, lower than sales for the third quarter of fiscal 1999 of $123.5 million. Excluding the adverse impact of changes in exchange rates, sales for the International segment increased 1.9% compared to the prior year. The increase is primarily due to improved results in France and Germany driven by increased consumer marketing spending, as well as increased sales in the international professional business.

Gross profit increased to $242.2 million in the third quarter of fiscal 2000, an increase of 2.4% over third quarter fiscal 1999 gross profit of $236.4 million. The increase in gross profit from the prior year was primarily due to the increase in sales mentioned above. As a percentage of sales, gross profit was 40.5% of sales for the third quarter of fiscal 2000, which was essentially unchanged from the prior year.

The "gross commission from agency agreement" in the third quarter of fiscal 2000 was $16.9 million compared to $9.9 million in the third quarter of fiscal 1999. In fiscal 2000, in accordance with revenue recognition guidance put forth by the SEC, we did not record commission under the Roundup(R) agency agreement until the minimum EBIT thresholds within the agreement were achieved. In the prior year, commission was recorded each period based on the estimated overall commission rate for the year applied to that period's EBIT. The increase in the gross commission in the third quarter of fiscal 2000 compared to the prior year was due to an increase in the quarterly EBIT for the Roundup(R) business as well as the change in the methodology for calculating the commission. The "contribution expenses under agency agreement" increased to $1.6 million in the third quarter of fiscal 2000 from $0.4 million in the prior year due to the additional contribution payment due under the agreement in fiscal 2000 compared to fiscal 1999.

Advertising and promotion expenses for the third quarter of fiscal 2000 were $64.9 million, an increase of $1.1 million over the prior year. As a percentage of sales, advertising and promotion expenses did not change significantly from the third quarter of fiscal 1999 to the third quarter of fiscal 2000.

Selling, general and administrative expenses in the third quarter of fiscal 2000 were $76.8 million, a decrease of $4.0 million, or 5.0% over similar expenses in the third quarter of fiscal 1999 of $80.8 million. As a percentage of sales, selling, general and administrative expenses were 12.8% for the third quarter of fiscal 2000 compared to 13.8% for fiscal 1999. The decrease in selling, general and administrative expenses was primarily related to reduced provisions for bad debts due to charges related to the Hechinger bankruptcy in the prior year, and decreased acquisition integration costs.

Amortization of goodwill and other intangibles decreased to $6.4 million in the third quarter of fiscal 2000, compared to $7.9 million in the prior year, due to reduced goodwill and other intangibles resulting from finalizing the purchase price for the Ortho acquisition.

Other expense for the third quarter of fiscal 2000 was $1.0 million compared to other income of $1.7 million in the prior year. The increase in expense was primarily due to costs incurred in connection with the Company's voluntary return program for Ortho Pull `n Spray products and a gain of $0.6 million in the third quarter of fiscal 1999 resulting from the sale of the Company's interest in a small resins business.

Income from operations for the third quarter of fiscal 2000 was $108.4 million compared to $95.1 million for the third quarter of fiscal 1999. The increase was primarily due to the increased sales and gross margin dollars and an increase in gross commissions recognized under the Roundup(R) agreement as described above.

Interest expense for the third quarter of fiscal 2000 was $24.8 million, an increase of $0.2 million over fiscal 1999 interest expense of $24.6 million. For the quarter, significantly higher interest rates on our credit facility were substantially offset by reduced borrowing levels reflecting reductions in working capital requirements.

Income tax expense was $30.6 million for the third quarter of fiscal 2000 compared to a $28.9 million in the prior year. The Company's effective tax rate decreased to 36.6% in the current quarter from 41.0% in the prior year. The decrease in the tax rate in fiscal 2000 was due to a reversal of $3.2 million of tax reserves upon resolution of certain outstanding tax matters during the quarter and a reduction in the estimated rate for the year, before adjustment, to 40.5%.

Scotts reported net income of $53.0 million for the third quarter of fiscal 2000, or $1.78 per common share on a diluted basis, compared to net income of $41.6 million for the third quarter of fiscal 1999, or $1.35 per common share on a diluted basis.

NINE MONTHS ENDED JULY 1, 2000 VERSUS NINE MONTHS ENDED JULY 3, 1999

Net sales for the nine months ended July 1, 2000 were $1,510.6 million, an increase of 7.7% over the nine months ended July 3, 1999 of $1,402.2 million. On a pro forma basis, assuming that the Ortho acquisition had occurred on October 1, 1998, sales for the nine months of fiscal 2000 were 5.3% higher than pro forma sales for the nine months of fiscal 1999 of $1,435.2 million. The increase in pro forma sales was driven primarily by significant increases in sales across all businesses in the North American Consumer segment, partially offset by decreases in sales in the Professional and International segments as discussed below.

North American Consumer segment sales were $1,101.4 million for the nine months of fiscal 2000, an increase of $142.7 million, or 14.9%, over sales for the nine months of fiscal 1999 of $958.7 million. Sales in the Consumer Lawns business group within this segment increased $49.7 million, or 12.7%, from fiscal 1999 to fiscal 2000, primarily due to a significant increase in sales to and consumer takeaway from national home centers. Sales in the Consumer Gardens business group increased $15.7 million, or 11.9%, primarily driven by strong sales and market share performance in the water soluble and tree spikes product lines and the successful introduction of new products such as Weed Prevent(R) in fiscal 2000. Sales in the Consumer Growing Media business increased $26.4 million, or 11.2%, due to strong category and market share growth, particularly for value-added products such as Miracle-Gro Potting Soils(R). Sales in the Ortho business group increased $44.2 million, or 24.5%, on an actual basis and $11.2 million, or 5.3%, on a pro forma basis, reflecting significantly improved volume with home center retailers and improved category and market share performance in the selective weed control product lines. Selling price changes did not have a material impact on sales in the North American Consumer segment in the nine months of fiscal 2000.

Professional segment sales of $96.9 million in the nine months of fiscal 2000 were $12.3 million lower than the nine months of fiscal 1999 sales of $109.2 million. The decrease in sales for the Professional segment was primarily due to lower sales of ProTurf(R) products and the sale of the Pro Turf(R) business during the third quarter of fiscal 2000. In the second quarter of fiscal 1999, we changed from selling direct to customers to selling through distributors. The timing of this change and performance issues with one of our largest ProTurf(R) distributors caused sales to decrease when compared to the prior year. Sales of horticulture products within this segment were slightly improved in comparison to the prior year period.

International segment sales of $312.3 million in the nine months of fiscal 2000 were $22.0 million lower than sales for the nine months of fiscal 1999 of $334.3 million. Excluding the adverse impact of changes in exchange rates, sales for the International segment increased 1.6% compared to the prior year period. The slight increase is primarily due to improved results in the segment's continental European consumer businesses and the international professional business, partially offset by decreases in the segment's U.K. consumer business.

Gross profit increased to $629.2 million for the nine months of fiscal 2000, an increase of 10.4% over fiscal 1999 gross profit of $570.1 million, driven by the 7.7% increase in year-to-date sales discussed above. As a percentage of sales, gross profit was 41.7% of sales for fiscal 2000 compared to 40.7% of sales for the nine months of fiscal 1999. This increase in profitability on sales was driven by a successful shift to direct distribution to certain retail accounts and improved efficiencies in the Company's production plants, offsetting higher costs for certain raw materials such as urea, and a shift in sales mix toward higher margin products, particularly within the Consumer Lawns and Consumer Growing Media business groups.

The "gross commission from agency agreement" in the nine months of fiscal 2000 was $26.1 million, compared to $27.5 million in the nine months of fiscal 1999. The decrease in the gross commission from year to year was due to lower EBIT for the Roundup(R) business in fiscal 2000 for purposes of calculating our commission. "Contribution expenses under agency agreement" were $4.9 million for the nine months of fiscal 2000, compared to $1.2 million for fiscal 1999, due to the increased contribution payment due in fiscal 2000 under the agreement.

Advertising and promotion expenses for the nine months of fiscal 2000 were $186.8 million, an increase of $20.2 million, or 12.1%, over fiscal 1999 advertising and promotion expenses of $166.6 million. This increase was primarily due to advertising and promotion expenses for the Ortho business, costs to support the increase in sales within the North American Consumer segment and investments in advertising and promotion to drive future sales growth in the International segment.

Selling, general and administrative expenses in the nine months of fiscal 2000 were $229.8 million, an increase of $20.2 million, or 9.6%, over similar expenses in the nine months of fiscal 1999 of $209.6 million. As a percentage of sales, selling, general and administrative expenses were 15.2% for the nine months of fiscal 2000 compared to 14.9% for fiscal 1999. The increase in selling, general and administrative expenses was primarily related to additional selling and administrative costs needed to support the increased sales levels in the Consumer Lawns business group, infrastructure expenses within the International segment, selling, general and administrative expenses for the Ortho business group which were not incurred in the first quarter of fiscal 1999 due to the timing of the acquisition in January 1999, and increased legal costs as a result of the various legal matters discussed in Item 1.

Amortization of goodwill and other intangibles increased to $19.4 million in the nine months of fiscal 2000, compared to $17.3 million in the prior year, due to additional intangibles resulting from the Ortho acquisition.

Restructuring and other charges were $1.4 million in the nine months of fiscal 1999. These charges represent severance costs associated with the reorganization of North American Professional Business Group to strengthen distribution and technical sales support, integrate brand management across market segments and reduce annual operating expenses. To date, substantially all payments have been made.

Other income for the nine months of fiscal 2000 was $0.8 million compared to other income of $3.8 million in the prior year. The decrease in other income, on a net basis, was primarily due to costs incurred in connection with the Company's voluntary return program for Ortho Pull `n Spray products and additional losses on disposals of miscellaneous fixed assets, partially offset by increase in royalty income compared to the prior year arising from additional royalty arrangements in fiscal 2000.

Income from operations for the nine months of fiscal 2000 was $215.2 million compared to $205.3 million for the nine months of fiscal 1999. The increase in income from operations was due primarily to the increase in sales across the North American consumer businesses as noted above, partially offset by the decrease in sales in the Professional segment and a decline in the net commission earned under the Roundup(R) agreement.

Interest expense for the nine months of fiscal 2000 was $74.4 million, an increase of $15.4 million over fiscal 1999 interest expense of $59.0 million. The increase in interest expense was due to increased borrowings to fund the Ortho acquisition and an increase in average borrowing rates under our credit facility, partially offset by reduced working capital requirements.

Income tax expense was $53.7 million for fiscal 2000 compared to $60.0 million in the prior year. The Company's effective tax rate decreased to 38.1% for the first nine months of fiscal 2000 compared to 41.0% for the previous year. The decrease in the tax rate for fiscal 2000 is due to a reversal of $3.2 million of tax reserves upon resolution of certain outstanding tax matters during the third quarter of fiscal 2000 and a reduction in the estimated rate for the year, before adjustment, to 40.5%.

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

Scotts reported net income of $80.7 million for the nine months of fiscal 2000, or $2.71 per common share on a diluted basis, compared to net income of $73.2 million for fiscal 1999, or $2.83 per common share on a diluted basis before the impact of extraordinary items. The diluted earnings per share for the nine months of fiscal 2000 is net of a one-time reduction of $0.22 per share resulting from the early conversion of preferred stock in October 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $162.1 million for the nine months ended July 1, 2000 compared to providing $90.5 million for the nine months ended July 3, 1999. The seasonal nature of our operations generally requires cash to fund significant increases in working capital (primarily inventory and accounts receivable) during the first and second quarters. The third fiscal quarter is a period for collecting accounts receivable and liquidating inventory levels. The increase in cash provided by operating activities for the nine months of fiscal 2000 compared to the prior year is attributable to a significant decrease in the amount of working capital used during the period as well as the payment of the Roundup(R) marketing fee made in the first quarter of fiscal 1999.

Cash used in investing activities was $36.7 million for the nine months of fiscal 2000 compared to $540.8 million in the prior year. In the first quarter of fiscal 1999, we purchased the Rhone-Poulenc Jardin and Asef businesses for approximately $170 million (excluding consideration for rights acquired under an access rights agreement with Rhone-Poulenc Jardin). In the second quarter of fiscal 1999, we purchased from Monsanto the assets of its worldwide consumer lawn and garden businesses, exclusive of the Roundup(R) business, for $300 million plus an amount for normalized working capital (requiring a total initial payment of $339.9 million). Additionally, capital investments decreased slightly to $37.2 million in the nine months of fiscal 2000 compared to $39.4 million in the nine months of fiscal 1999.

Financing activities required cash of $76.8 million for the nine months ended July 1, 2000 compared to providing $474.9 million in the prior year. In the first quarter of fiscal 1999, Scotts borrowed funds under its credit facility in order to purchase the Rhone-Poulenc Jardin and Asef businesses, to pay marketing fees associated with the Roundup(R) agency agreement, to pay financing fees associated with the new credit facility and to settle the then outstanding interest rate locks (as described below). In the second quarter of fiscal 1999, Scotts completed an offering of $330 million of 8 5/8% Senior Subordinated Notes due 2009. The net proceeds from this offering, together with borrowings under our credit facility, were used to fund the Ortho acquisition and repurchase approximately 97% of the then outstanding $100 million 9 7/8% Senior Subordinated Notes due August 2004. Due to the increase in cash provided by operating activities for the first nine months of fiscal 2000 compared to the prior year as noted above, the Company was able to make additional repayments to its credit facility.

Total debt was $886.2 million as of July 1, 2000, a decrease of $63.8 million compared with debt at September 30, 1999 and a decrease of $10.6 compared with debt levels at July 3, 1999. The decrease in debt as of July 1, 2000 was primarily due to scheduled quarterly debt repayments on the Company's term loans during fiscal 2000.

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

In July 1998, our Board of Directors authorized the repurchase of up to $100 million of our common shares on the open market or in privately negotiated transactions on or prior to September 30, 2001. As of July 1, 2000, 1,106,295 common shares (or $40.6 million) have been repurchased under this repurchase program limit. The timing and amount of any purchases under the repurchase program will be at our discretion and will depend upon market conditions and our operating performance and liquidity.

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

ENVIRONMENTAL MATTERS

We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking action aimed at ensuring compliance with, such laws and regulations. We are involved in several environmental related legal actions with various governmental agencies. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial position; however, there can be no assurance that the resolution of these matters will not materially affect future quarterly or annual operating results. Additional information on environmental matters affecting us is provided in Note 10 to the Company's unaudited Condensed, Consolidated Financial Statements as of and for the three and nine months ended July 1, 2000 and in the 1999 Annual Report on Form 10-K under "ITEM 1. BUSINESS -- ENVIRONMENTAL AND REGULATORY CONSIDERATIONS" and "ITEM 3. LEGAL PROCEEDINGS" sections.

YEAR 2000 READINESS

Through July 2000, we have not experienced any significant issues related to the ability of our information technology and business systems to recognize the year 2000. In addition, we have not experienced any significant supply difficulties related to our vendors' year 2000 readiness. While we believe that we have taken adequate precautions against year 2000 systems issues, there can be no assurance that we will not encounter business interruption or other issues related to the year 2000 in the future.

ENTERPRISE RESOURCE PLANNING ("ERP")

In July 1998, we announced a project designed to bring our information system resources in line with our current strategic objectives. The project includes the redesign of certain key business processes in connection with the installation of new software on a world-wide basis over the course of the next several fiscal years. We estimate that the project will cost in the range of $70 to $75 million, of which we expect 75% will be capitalized and depreciated over a period of four to eight years. SAP has been selected as the primary software provider for this project.

MANAGEMENT'S OUTLOOK

Results for the first nine months of fiscal 2000 are in line with management's expectations and position us to continue our trend of significant sales and earnings growth. We are coming off a very strong fiscal 1999 as we reported record sales of $1.65 billion, achieved market share growth in every one of our major U. S. categories and established a number one market share position in most of the significant lawn and garden categories across the world. The performance in 1999 reflected the successful continuation of our primary growth drivers: to emphasize consumer-oriented marketing efforts to pull demand through distribution channels, and to make strategic acquisitions to increase market share in global markets and within segments of the lawn and garden category.

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

As part of our ongoing strategic plans, management has established challenging, but realistic, financial goals, including:

         (1)     Sales growth of 8% to 10% per year;

         (2) A minimum aggregate operating margin improvement of 50 basis points per year;

         (3) Minimum compounded annual earnings per share growth of 15% to 20%; and

         (4)     Increase return on equity from 15% to 18%.

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

The forward-looking statements that we make in our Annual Report, Forms 10-K and 10-Q and in other contexts represent challenging goals for our company, and the achievement of these goals is subject to a variety of risks and assumptions and numerous factors beyond our control. Important factors that could cause actual results to differ materially from the forward-looking statements we make are described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by the following cautionary statements:

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

         - IF MONSANTO OR WE WERE TO TERMINATE THE MARKETING AGREEMENT FOR CONSUMER ROUNDUP(R) PRODUCTS, WE WOULD LOSE A SUBSTANTIAL SOURCE OF FUTURE EARNINGS.

                 If we were to commit a serious default under the marketing agreement with Monsanto for consumer Roundup(R) products, Monsanto may have the right to terminate the agreement. If Monsanto were to terminate the marketing agreement rightfully, or if we were to terminate the agreement without appropriate cause, we would not be entitled to any termination fee, and we would lose all, or a significant portion, of the significant source of earnings we believe the marketing agreement provides. Monsanto may also terminate the marketing agreement within a given region, including North America, without paying us a termination fee if sales to consumers in that region decline:

                 -        Over a cumulative period of three fiscal years; or

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

                 Our methylene-urea product composition patent, which covers Scotts Turf Builder(R), Scotts Turf Builder(R) with Plus 2(TM) Weed Control and Scotts Turf Builder(R) with Halts(R)
                 Crabgrass Preventer, is due to expire in July 2001, which could also result in increased competition. Any decline in sales of Turf Builder(R) products after the expiration of the methylene-urea product composition patent could adversely affect our financial results. For fiscal 1999, sales of products utilizing our methylene-urea product composition patent accounted for approximately 18% of our total sales.

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

                 The Food Quality Protection Act, enacted by the U.S. Congress in August 1996, establishes a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under this act, the U.S. Environmental Protection Agency is evaluating the cumulative risks from dietary and non-dietary exposures to pesticides. The pesticides in our products, which are also used on foods, will be evaluated by the U.S. Environmental Protection Agency as part of this non-dietary exposure risk assessment. It is possible that the U.S. Environmental Protection Agency may decide that a pesticide we use in our products would be limited or made unavailable. We cannot predict the outcome or the severity of the effect of the U.S. Environmental Protection Agency's evaluation. We believe that we should be able to obtain substitute ingredients if selected pesticides are limited or made unavailable, but there can be no assurance that we will be able to do so for all products.

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

                 The harvesting of peat for our growing media business has come under increasing regulatory and environmental scrutiny. In the United States, state regulations frequently require us to limit our harvesting and to restore the property to its intended use. In some locations we have been required to create water retention ponds to control the sediment content of discharged water. In the United Kingdom, our peat extraction efforts are also the subject of legislation. Since 1990, we have been involved in litigation with the Philadelphia District of the U.S. Army Corps of Engineers involving our peat harvesting operations at Hyponex's Lafayette, New Jersey facility. The Corps of Engineers is seeking a permanent injunction against harvesting and civil penalties in an unspecified amount. While we are unable to predict the outcome of the negotiations on this matter, we have accrued for our estimate of the probable loss. If the ultimate settlement of this proceeding differs significantly from the amount we have accrued, it could materially impact our results of operations, financial position or cash flows.

                 In addition to the regulations already described, local, state, federal, and foreign agencies regulate the disposal, handling and storage of waste, air and water discharges from our facilities. In June 1997, the Ohio Environmental Protection Agency gave us formal notice of an enforcement action concerning our old, decommissioned wastewater treatment plants that had once operated at our Marysville facility. The Ohio EPA action alleges surface water violations relating to possible historical sediment contamination, inadequate treatment capabilities at our existing and currently permitted wastewater treatment plants and the need for corrective action under the Resource Conservation Recovery Act. We are continuing to meet with the Ohio EPA and the Ohio Attorney General's office to negotiate an amicable resolution of these issues. We are currently unable to predict the ultimate outcome of this matter. See Item 1. "Legal Proceedings" for a more complete summary of current legal and environmental matters.

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

         - WE COULD EXPERIENCE DIFFICULTIES WITH OUR IMPLEMENTATION OF SAP THAT COULD ADVERSELY AFFECT OUR OPERATIONS.

                 Our implementation of SAP is in progress and is currently being utilized to provide information to three of our North American business groups. While the implementation has not created business interruption to this point, there can be no assurance that we will not experience difficulties in the remainder of the implementation process over the next several years.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS


                  As noted in Note 10 to the Company's unaudited Condensed, Consolidated Financial Statements as of and for the period ended July 1, 2000, the Company is involved in several pending legal and environmental matters. Pending other material legal proceedings are as follows:

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

                  On January 7, 2000, the tribunal issued a segregated Record Agreement and Order requiring Aventis S.A., Rhone-Poulenc and any affiliate or entity controlled by Aventis S.A. or Rhone-Poulenc to maintain a segregated record of select sales of certain products.

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

                  Scotts v. AgrEvo USA Company

                  The Scotts Company filed suit against AgrEvo USA Company on August 8, 2000 in the Court of Common Pleas for Union County, Ohio, alleging breach of contract relating to an Agreement dated June 22, 1998 entitled "Exclusive Distributor Agreement
                  - Horticulture". The action seeks an unspecified amount of damages resulting from AgrEvo's breaches of the Agreement, an order of specific performance directing AgrEvo to comply with its obligations under the Agreement, a declaratory judgment that Scotts' future performance under the Agreement is waived as a result of AgrEvo's failure to perform, and such other relief to which Scotts might be entitled.

                  Scotts is involved in other lawsuits and claims which arise in the normal course of its business. In the opinion of management, these claims individually and in the aggregate are not expected to result in a material adverse effect on Scotts' financial position or operations.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a) See Exhibit Index at page 43 for a list of the exhibits included herewith.

                 (b) The Registrant filed no Current Reports on Form 8-K for the quarter covered by this Report.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE SCOTTS COMPANY

Dated August 15, 2000                       /s/ CHRISTOPHER L. NAGEL
                                            ------------------------
                                            Principal Accounting Officer,
                                            Vice President and Corporate
                                            Controller

                               THE SCOTTS COMPANY
                        QUARTERLY REPORT ON FORM 10-Q FOR
                       FISCAL QUARTER ENDED JULY 1, 2000

                                  EXHIBIT INDEX

EXHIBIT                                                                                                      PAGE
NUMBER                                     DESCRIPTION                                                      NUMBER
------                                     -----------                                                      ------

2(e)(i)          U.S. Asset Purchase Agreement dated as of March 29, 2000 by and                                 *
                 among The Andersons, Inc. and The Andersons Agriservices, Inc.,
                 as buyers, and The Scotts Company and OMS Investments, Inc., as sellers

2(e)(ii)         Canadian Asset Purchase Agreement dated as of March 29, 2000 by                                 *
                 and among The Nu-Gro Corporation, as buyer, and The Scotts
                 Company and OMS Investments, Inc., as sellers

4(i)             Amendment No. 2, dated as of June 9, 2000, to the Credit                                        *
                 Agreement, dated as of December 4, 1998, as amended by the
                 Waiver, dated as of January 19, 1999, the Amendment No. 1 and
                 Consent, dated as of October 13, 1999, and the Waiver No. 2, dated as of February 14, 2000, among the Registrant; OM Scott
                 International Investments Ltd., Miracle Garden Care Limited,
                 Scotts Holdings Limited, Hyponex Corporation, Scotts
                 Miracle-Gro Products, Inc., Scotts-Sierra Horticultural
                 Products Company, Republic Tool & Manufacturing Corp.,
                 Scotts-Sierra Investments, Inc., Scotts France Holdings SARL,
                 Scotts Holding GmbH, Scotts Celaflor GmbH & Co. KG, Scotts
                 France SARL, Scotts Asef BVBA (fka Scotts Belgium 2 BVBA), The
                 Scotts Company (UK) Ltd., Scotts Canada Ltd., Scotts Europe
                 B.V., ASEF B.V., Scotts Australia PTY Ltd., and other
                 subsidiaries of the Registrant who are also borrowers from time to time; the lenders party thereto; The Chase Manhattan Bank as
                 Administrative Agent; Salomon Smith Barney, Inc. as Syndication
                 Agent; Credit Lyonnais Chicago Branch and Bank One, Michigan,
                 as successor to NBD Bank, as Co-Documentation Agents; and Chase
                 Securities Inc., as Lead Arranger and Book Manager

EXHIBIT                                                                                                      PAGE
NUMBER                                     DESCRIPTION                                                      NUMBER
------                                     -----------                                                      ------

10(l)            Specimen form of Stock Option Agreement for Non-Qualified Stock                                 *
                 Options granted to employees under The Scotts Company 1996
                 Stock Option Plan (as amended through August 1, 2000)

27               Financial Data Schedule                                                                         *

* Filed herewith