Form 10-K/A
period 1999-09-30
SCOTTS COMPANY
filed 2000-12-07
CIK 825542

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

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
                         COMMISSION FILE NUMBER 1-11593

                               THE SCOTTS COMPANY
             (Exact name of registrant as specified in its charter)

                        OHIO                                                                31-1414921
            (State or other jurisdiction                                       (I.R.S. Employer Identification No.)
          of incorporation or organization)

          41 SOUTH HIGH STREET, SUITE 3500                                                      43215
                    COLUMBUS, OHIO                                                           (Zip Code)
      (Address of principal executive offices)

        Registrant's telephone number, including area code: 614-719-5500

           Securities registered pursuant to Section 12(b) of the Act:

                                                                                      NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                                                    ON WHICH REGISTERED
                --------------------                                                   -------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE PROXY STATEMENT FOR REGISTRANT'S 2000 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD FEBRUARY 15, 2000, ARE INCORPORATED BY REFERENCE INTO
PART III HEREOF.
                                       1

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

                                                                                                       PERCENT OF FISCAL
                                                                       PERCENT OF FISCAL                   YEAR 1999
                                                                           YEAR 1999                   OPERATING INCOME
                                                                      CONSOLIDATED SALES          BEFORE CORPORATE EXPENSES
                                                                      ------------------          -------------------------

North American Consumer
   Business Group................................................              67%                             75%
Professional Business Group......................................              10%                              8%
International Business Group.....................................              23%                             17%

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

The commission structure is as follows:

                                                                              IF EARNINGS ARE
                                                                             BETWEEN THE FIRST
                                                                                AND SECOND
                                                                                COMMISSION                IF EARNINGS ARE
                                                                              THRESHOLDS THE             GREATER THAN THE
                                                                             COMMISSION EQUALS           SECOND COMMISSION
                                                                               THE FOLLOWING               THRESHOLD THE
                                                                             PERCENTAGE OF THE         COMMISSION EQUALS THE
                                                                            DIFFERENCE BETWEEN         FOLLOWING AMOUNT PLUS
                                        FIRST              SECOND            THE EARNINGS AND          50% OF THE AMOUNT OF
                                     COMMISSION          COMMISSION        THE FIRST COMMISSION            THE EARNINGS
              YEAR                   THRESHOLD           THRESHOLD              THRESHOLD                ABOVE $80 MILLION
              -----                  ----------          ----------             ----------               -----------------

1999-2000.....................       $30,000,000          $80,000,000               46%                     $23,000,000
2001 .........................       $31,250,000          $80,000,000               44%                     $21,450,000
2002 .........................       $32,531,250          $80,000,000               40%                     $18,987,500
2003 .........................       $33,844,531          $80,000,000               40%                     $18,462,188
2004 .........................       $35,190,645          $80,000,000               40%                     $17,923,742
2005 .........................       $36,570,411          $80,000,000               40%                     $17,377,836
2006 .........................       $37,984,471          $80,000,000               40%                     $16,806,212
2007 .........................       $39,434,288          $80,000,000               40%                     $16,226,285
2008 .........................       $40,920,145          $80,000,000               40%                     $15,631,942
2009+ ........................       $30,000,000          $80,000,000               40%                     $20,000,000

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

Specifically, Scotts will apply toward the deferral 50% of the amount by which Scotts' net commission exceeds the following levels:

YEAR                                                        NET COMMISSION LEVEL
----                                                        --------------------

2001.................................................            $32,500,000
2002.................................................            $28,100,000
2003.................................................            $26,700,000
2004.................................................            $30,500,000
2005.................................................            $34,600,000
2006.................................................            $38,900,000
2007.................................................            $43,500,000
2008.................................................            $49,000,000

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


- sales to consumers decline cumulatively over a three fiscal year period in the region; or


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


Scotts has rights similar to Monsanto's to terminate the agreement upon a material breach, material fraud or material misconduct by Monsanto. In addition, Scotts may terminate the marketing agreement upon Monsanto's sale of the consumer Roundup business, although then Scotts would lose the termination fee described below. Furthermore, we believe that under applicable law, Scotts would terminate the agreement at any time. Although a court could determine otherwise, we further believe that if we provide Monsanto adequate prior notice of termination, we could terminate the agreement without any additional liability to Monsanto and without being required to pay any unpaid portion of the deferred contribution amounts.


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

The termination fee will be calculated in accordance with the following schedule:

                                                                                        THE TERMINATION FEE
                                                                                            PAYABLE TO
IF TERMINATION OCCURS PRIOR TO SEPTEMBER 30,                                         SCOTTS WILL BE EQUAL TO:
---------------------------------------------                                        ------------------------

2003.......................................................................                 $150,000,000 *
2004.......................................................................                   $140,000,000
2005.......................................................................                   $130,000,000
2006.......................................................................                   $120,000,000
2007.......................................................................                   $110,000,000
2008.......................................................................                   $100,000,000

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


In addition, if the marketing agreement is terminated for any reason other than because of egregious injury, material fraud or material willful misconduct by Scotts, Monsanto will forfeit recovery of any unpaid portion of the $40 million deferral of contribution payments described above.


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

                                                                                    SALE PRICES
                                                                                    -----------
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

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY
FOR THE FISCAL YEAR ENDED SEPTEMBER 30,
(IN MILLIONS EXCEPT PER SHARE AMOUNTS)            1999(4)          1998(3)        1997(2)          1996          1995(1)
--------------------------------------            -------          -------        -------          ----          -------
OPERATING RESULTS:
   Sales                                      $    1,648.3   $      1,113.0   $      899.3    $    750.4      $    731.1
   Gross profit                               $      659.2   $        398.0   $      325.7    $    238.0      $    232.3
   Income from operations (5)                 $      196.1   $         94.1   $       94.8    $     26.3      $     60.9
   Income (loss) before
      extraordinary items                     $       69.1   $         37.0   $       39.5    $     (2.5)     $     22.4
   Income (loss) applicable
      to common shareholders                  $       53.5   $         26.5   $       29.7    $    (12.3)     $     18.8
   Depreciation and amortization              $       60.2   $         37.8   $       30.4    $     29.3      $     25.7
FINANCIAL POSITION:
   Working capital (6)                        $      274.8   $        135.3   $      146.5    $    181.1      $    227.0
   Investments in property,
      plant and equipment                     $       66.7   $         41.3   $       28.6    $     18.2      $     23.6
   Property, plant and
      equipment, net                          $      259.4   $        197.0   $      146.1    $    139.5      $    148.8
   Total assets                               $    1,769.6   $      1,035.2   $      787.6    $    731.7      $    809.0
   Total debt                                 $      950.0   $        372.5   $      221.3    $    225.3      $    272.5
   Total shareholders' equity                 $      443.3   $        403.9   $      389.2    $    364.3      $    380.8
CASH FLOWS:
   Cash flows from operating
      activities                              $       78.2   $         71.0   $      121.1    $     82.3      $      4.5
   Cash flows from investing
      activities                              $     (571.6)  $       (192.1)  $      (72.5)   $    (17.4)     $     (6.7)
   Cash flows from financing
      activities                              $      513.9   $        118.4   $      (46.2)   $    (61.1)     $     (2.7)
RATIOS:
   Operating margin                                   11.9%             8.5%          10.5%          3.5%            8.3%
   Current ratio                                       1.7              1.6            2.1           2.6             2.8
   Total debt to total book
      capitalization                                  68.2%            48.0%          36.2%         38.2%           41.7%
   Return on average
      shareholders' equity                            14.9%             9.2%          10.5%         (0.7)%           8.2%
PER SHARE DATA:
   Basic earnings (loss) per
      common share before
      extraordinary items                     $        3.25  $          1.46  $        1.60   $     (0.65)    $      1.01
   Basic earnings (loss)
      per common share                        $        2.93  $          1.42  $        1.60   $     (0.65)    $      0.99
   Diluted earnings (loss)
      per common share
      before extraordinary items              $        2.27  $          1.22  $        1.35   $     (0.65)    $      0.99
   Diluted earnings (loss)
      per common share                        $        2.08  $          1.20  $        1.35   $     (0.65)    $      0.99
   Shareholders' equity                       $       14.10  $         12.82  $       12.19   $     11.44     $     11.92
   Price to diluted earnings
      per share, end of period                        16.6              25.5          19.4             nm            22.4
   Stock price at year-end                    $       34.63  $         30.63  $       26.25   $     19.25     $     22.13
   Stock price range - High                   $       47.63  $         41.38  $       30.56   $     21.88     $     23.88
   Low                                        $       26.63  $         26.25  $       17.75   $     16.13     $     14.75
OTHER:
   EBITDA (7)                                 $      256.3   $        131.9   $      125.2    $     55.6      $     86.6
   EBITDA margin                                      15.5%            11.9%          13.9%          7.4%           11.8%
   Interest coverage
      (EBITDA/interest expense)                        3.2              4.1            5.0           2.2             3.5
   Average common shares
      outstanding                                     18.3             18.7           18.6          18.8            18.7
   Common shares used in
      diluted earnings (loss)
      per common share calculation                    30.5             30.3           29.3          18.8            22.6
   Preferred stock dividends                  $        9.7   $          9.8   $        9.8    $      9.8      $      3.6

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

RESULTS OF OPERATIONS

The following table sets forth the components of income and expense as a percentage of sales for the three years ended September 30, 1999:

                                                                                          FISCAL YEAR ENDED
                                                                                            SEPTEMBER 30,
                                                                                1999            1998             1997
                                                                                ----            ----             ----


Sales                                                                            100.0%          100.0%            100.0%
Cost of sales                                                                     60.0            64.2              63.8
                                                                          ------------   -------------     -------------
Gross profit                                                                      40.0            35.8              36.2
Net commission earned from agency agreement                                        1.8             -                 -
Advertising and promotion                                                         11.5             9.4               9.3
Selling, general and administrative                                               17.1            15.2              14.6
Amortization of goodwill and other intangibles                                     1.5             1.2               1.1
Restructuring and other charges                                                    -               1.4               -
Other (income) expense, net                                                       (0.2)            0.1               0.6
                                                                          ------------   -------------     -------------
Income from operations                                                            11.9             8.5              10.5
Interest expense                                                                   4.8             2.9               2.8
                                                                          ------------   -------------     -------------
Income before income taxes                                                         7.1             5.6               7.7
Income taxes                                                                       2.9             2.2               3.3
                                                                          ------------   -------------     -------------
Income before extraordinary items                                                  4.2             3.4               4.4
Extraordinary loss on extinguishment of debt                                       0.4             0.1                -
                                                                          ------------   -------------     ------------
Net income                                                                         3.8             3.3               4.4
Preferred stock dividends                                                          0.6             0.9               1.1
                                                                          ------------   -------------     -------------
Income applicable to common shareholders                                           3.2%            2.4%              3.3%
                                                                          ============   =============     =============


The following table sets forth sales by business segment for the three years ended September 30, 1999:

                                                                                1999           1998             1997
                                                                                ----           ----             ----

North American Consumer:
   Lawns                                                                  $      461.0   $       369.1     $       309.6
   Gardens                                                                       147.4           133.0             127.0
   Growing Media                                                                 264.3           231.6             182.6
   Ortho                                                                         224.3             -                  -
                                                                          ------------   -------------     -------------
      Total                                                                    1,097.0           733.7             619.2
Professional                                                                     159.4           179.4             165.5
International                                                                    391.9           199.9             114.6
                                                                          ------------   -------------     -------------
Consolidated                                                              $    1,648.3   $     1,113.0     $       899.3

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


Selling, general and administrative expenses were $281.2 million in fiscal 1999, an increase of $111.3 million over fiscal 1998 selling, general and administrative expenses of $169.9 million. The recently acquired Ortho and Rhone-Poulenc Jardin businesses contributed $30.2 million and $37.3 million, respectively, to this increase. The significant components of the remaining $43.8 million increase in selling, general and administrative expenses are: additional information systems expenses of $0.5 million for year 2000 remediation and $5.6 million for enterprise system implementation efforts; increased bad debt expenses of $4.6 million, primarily resulting from the bankruptcy of Hechinger; increased marketing, selling and administrative costs within the Consumer Lawns, Consumer Gardens, and Consumer Growing Media businesses of $8.7 million to support higher sales volumes; costs of $2.5 million associated with changes in distribution arrangements in France; costs to integrate the Ortho business of $8.4 million; increased research and development spending of $6.9 million, largely in support of the acquired Ortho business; and increased legal and environmental charges of $2.7 million, primarily for charges associated with the environmental matter at our Marysville site. Discussions with the Ohio Environmental Protection Agency during fiscal 1999 began to further define the sources of potential contamination and the sites that may require remediation at the Marysville site. The increased charges include costs incurred for the Company's voluntary remediation activities at the site as well as additions to the amounts reserved for possible future remediation.


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


North American Consumer segment sales were $733.7 million in fiscal 1998, an increase of $114.5 million, or 18.5%, over fiscal 1997 sales of $619.2 million. Sales in the Consumer Lawns business group within this segment increased $59.5 million, or 19.2%, from fiscal 1997 to fiscal 1998, reflecting significant volume growth year to year in our Turf Builder(R) line of products driven by increased consumer-oriented marketing efforts. Sales in the Consumer Gardens and Consumer Growing Media business groups increased $6.0 million, or 4.7%, and $49.0 million, or 26.8%, respectively, from fiscal 1997 to fiscal 1998. The increase in the Consumer Growing Media business group was primarily the result of the EarthGro acquisition made earlier in fiscal 1998. The increase in sales for the Consumer Gardens business group was driven primarily by strong volume, particularly in the Osmocote(R) and Miracle-Gro(R) product lines, which we believe was due to increased advertising. Increases were also due to the introduction of certain new products. On a pro forma basis, including the EarthGro acquisition, sales in the Consumer Growing Media business group increased 4.4% from fiscal 1997 to fiscal 1998. More importantly, we made a strategic decision to emphasize sales of higher margin, value-added products and to de-emphasize sales of lower margin landscape products. Selling price changes did not have a material impact in the North American Consumer segment in fiscal 1998.


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

Selling, general and administrative expenses in fiscal 1998 were $167.2 million, an increase of $36.7 million, or 28.1%, over selling, general and administrative expenses in fiscal 1997 of $130.5 million. As a percentage of sales, selling, general and administrative expenses were 15.0% for fiscal 1998, compared to 14.5% for fiscal

1997. On a pro forma basis, including the Levington and EarthGro acquisitions, selling, general and administration expenses increased 13.1% from fiscal 1997 to fiscal 1998. The increase in selling, general and administrative expenses was due to several factors: the assumption of selling, marketing, research and development and administrative functions related to acquired businesses; information systems expenses of $1.9 million for Year 2000 compliance and $1.2 million for the enterprise system implementation efforts, as well as an increase in information systems spending to support the new initiatives and additional businesses; a $2.1 million charge for costs to integrate the acquired Levington business as discussed below; and increased legal and environmental charges of $1.6 million, primarily due to costs incurred to defend or settle miscellaneous legal and environmental matters, none of which exceeded $0.5 million.

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


- $1.3 million to relaunch products under a single branding strategy and $0.8 million to write-off packaging materials rendered obsolete as a result of new packaging design. The charges associated with the relaunch were expensed as incurred in fiscal 1998. Cash outflow associated with the relaunch was complete in early fiscal 1999.


- $1.4 million of severance costs associated with the termination of 25 employees made redundant by the integration of the two U.K. businesses. As of September 30, 1998, six employees had been terminated. The remaining employees were terminated in fiscal 1999. All severance costs accrued at September 30, 1998 have been paid (except for an adjustment of $0.3 million for over accrual).


- $0.6 million write-off of inventory rendered obsolete by integration activities. The Company determined that certain SKU's of the combined product lines would not be sold under the Company's branding, marketing and selling strategies. The carrying value of the obsolete inventory was subsequently written-off and the inventory was disposed of in late fiscal 1998 and early fiscal 1999.

- $0.8 million of costs which were expensed as incurred in fiscal 1998 for other integration-related activities. The components of the other integration costs include studies performed on combined logistics and manufacturing processes, costs to integrate the combined information technology of the businesses and legal costs associated with the integration of the two previously separate entities.

The abandonment of property, equipment and obsolete inventory that resulted from the combination of our U.K. operations is not expected to produce future cost savings. However, the combination of the U.K. businesses into one common logistical, manufacturing and information system environment is expected to produce annual cost savings of 1.9 million British Pounds Sterling. The Company's actual experience in fiscal 1999 did not differ materially from the estimated savings.

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


- $3.2 million to write-down to estimated fair value certain machinery and equipment at the compost facilities scheduled for closure. In accordance with FAS 121, the Company concluded that the carrying amount of these assets would not be recovered through future anticipated cash flows. Given the determination of impairment, a charge was recorded equal to the difference between the carrying value of the asset at the end of the revenue producing period and the estimate of the fair value of the asset. In most cases, the fair value of the asset was determined to be zero as these assets were scheduled to be abandoned or scrapped. Depreciation will continue to be recognized during revenue-producing periods.


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

The charge for sale or closure of certain other U.S. plants or businesses was $5.1 million and consisted of:


- $4.5 million to write-down to net realizable value the assets associated with the Company's AgrEvo pesticides business. The Company elected to divest these assets in order to avoid potential trade conflicts associated with the Company's purchase of the Ortho business and the signing of the Roundup(R) marketing agreement. The charge was calculated as the difference between the Company's estimate of the proceeds to be received upon sale of the business, less the carrying value of the assets as of September 30, 1998. The business was subsequently sold in February 1999 and no material differences were experienced between actual selling proceeds and those used to determine the fiscal 1998 charge. The AgrEvo business incurred an operating loss of $0.8 million in fiscal 1998 and $0.5 million in fiscal 1999. The Company does not expect any future benefits to be gained from the sale of the AgrEvo business other than foregoing the operating losses incurred by this business during the Company's time of ownership

- $0.6 million to write-off and close a single growing media production facility in New York that was deemed to be redundant after the purchase of the Earthgro business in February 1998. The closure of this facility was completed in September 1998. The charge taken was equivalent to the carrying value of the assets which were abandoned or scrapped.

The Company does not expect any benefits to be gained by the closure of its compost sites, the sale of its AgrEvo business and the closure of its New York growing media site, other than foregoing the operating losses incurred by these entities during their period of operations.

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


The 8 5/8% Senior Subordinated Notes are guaranteed by all of the Company's existing and future wholly-owned [and significant] domestic subsidiaries. The subsidiary guarantors jointly and severally guarantee the Company's obligations under these Notes. The guarantees represent full and unconditional general obligations of each subsidiary that are subordinated in right of payment to all existing and future senior debt of that subsidiary but are senior in right of payment to any future junior subordinated debt of that subsidiary.


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

                                                                             FISCAL           FISCAL
LOCATION                                                                      1999             2000            TOTAL
--------                                                                      ----             ----            -----
                                                                             (ACTUAL        (ESTIMATE)

Headquarters mainframe                                                    $        3.0      $        0.0   $         3.0
Other U. S. operations                                                             0.8               0.5             1.3
International operations                                                           1.0               0.4             1.4
                                                                          ------------      ------------   -------------
  Total                                                                   $        4.8      $        0.9   $         5.7
                                                                          ============      ============   =============

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

                                                         EXPECTED MATURITY DATE
                                                         ----------------------
                                                                                                                   FAIR
                                   2000        2001       2002         2003       2004   THEREAFTER    TOTAL       VALUE
                                   ----        ----       ----         ----       ----   ----------    -----       -----

Long-term debt:
Fixed rate debt                                                                           $  330.0  $  330.0   $    316.0
  Average rate                                                                               8.625%     8.625%
Variable rate debt              $   26.2    $  33.3     $   44.3     $  48.4    $  48.4   $  372.7  $  573.3   $    573.3
  Average rate                      6.77%       6.74%       6.71%       6.70%      6.70%      8.28%      7.73%
Interest rate derivatives:
Interest rate swap
  on GBP LIBOR                  $   (0.4)   $  (0.1)    $   (0.1)                                   $  (0.6)   $     (0.5)
  Average rate                      7.62%       7.62%       7.62%                                        7.62%
Interest rate swaps
  on USD LIBOR                  $    0.9    $   1.4     $    1.1     $   0.6    $   0.2             $    4.2   $      3.3
  Average rate                       5.10%      5.10%        5.11%       5.16%      5.18%                5.11%
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
                                                                         [Exhibit 10(1)]

EXHIBIT
NO.                             DESCRIPTION                                        LOCATION
---                             -----------                                        --------

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
                                                                         [Exhibit 10(s)]

EXHIBIT
NO.                             DESCRIPTION                                        LOCATION
---                             -----------                                        --------

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

*        Filed herewith

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

PricewaterhouseCoopers LLP
Columbus, Ohio

October 21, 1999

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE FISCAL YEARS ENDED
SEPTEMBER 30, 1999, 1998 AND 1997 (IN MILLIONS)                         1999                1998                1997
                                                                        ----                ----                ----


Sales                                                              $     1,648.3     $       1,113.0       $      899.3
Cost of sales                                                              989.1               715.0              573.6
                                                                   -------------     ---------------       ------------
Gross profit                                                               659.2               398.0              325.7

Gross commission earned from agency agreement                               30.3                --                   --

Costs associated with agency agreement                                       1.6

   Net commission earned from agency agreement                              28.7

Operating expenses:
   Advertising and promotion                                               189.0               104.4               83.9
   Selling, general and administrative                                     281.2               169.9              131.6
   Amortization of goodwill and other intangibles                           23.8                12.9               10.2
   Restructuring and other charges                                           1.4                15.4                 --
   Other (income) expense, net                                              (3.6)                1.3                5.2
                                                                   -------------     ---------------       ------------

Income from operations                                                     196.1                94.1               94.8
Interest expense                                                            79.1                32.2               25.2
                                                                   -------------     ---------------       ------------
Income before income taxes                                                 117.0                61.9               69.6
Income taxes                                                                47.9                24.9               30.1
                                                                   -------------     ---------------       ------------
Income before extraordinary item                                            69.1                37.0               39.5
Extraordinary loss on early extinguishment
   of debt, net of income tax benefit                                        5.9                 0.7                 --
                                                                   -------------     ---------------       ------------
Net income                                                                  63.2                36.3               39.5
Preferred stock dividends                                                    9.7                 9.8                9.8
                                                                   -------------     ---------------       ------------
Income applicable to common shareholders                           $        53.5     $          26.5       $       29.7
Basic earnings per share:
Before extraordinary loss                                          $         3.25    $           1.46      $       1.60
Extraordinary loss, net of tax                                              (0.32)              (0.04)               --
                                                                   --------------    ----------------      ------------
                                                                   $         2.93    $           1.42      $       1.60
Diluted earnings per share:
Before extraordinary loss                                          $         2.27    $           1.22      $       1.35
Extraordinary loss, net of tax                                              (0.19)              (0.02)               --
                                                                   --------------    ----------------      ------------
                                                                   $         2.08    $           1.20      $       1.35
Common shares used in basic earnings
   per share calculation                                                    18.3                18.7               18.6
Common shares and potential common shares used
   in diluted earnings per share calculation                                30.5                30.3               29.3

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED
SEPTEMBER 30, 1999, 1998 AND 1997 (IN MILLIONS)                         1999                1998                1997
                                                                        ----                ----                ----

Cash Flows From Operating Activities
   Net income                                                      $        63.2     $      36.3           $     39.5
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation                                                        29.0            21.6                 16.6
        Amortization                                                        31.2            16.2                 13.8
        Extraordinary loss                                                   5.9             0.7                  -
        Restructuring and other charges                                      -              19.3                  -
        Loss on sale of fixed assets                                         1.8             2.3                  5.6
        Deferred income taxes                                                0.5            (2.4)                (1.5)
        Changes in assets and liabilities, net
          of acquired businesses:
             Accounts receivable                                            23.7            (8.6)                18.3
             Inventories                                                   (21.6)           (5.7)                17.3
             Prepaid and other current assets                              (25.2)           (2.1)                 0.4
             Accounts payable                                               10.7             8.8                  1.1
             Accrued taxes and liabilities                                 (10.2)          (14.4)                12.7
             Other assets                                                  (35.9)            0.3                  1.3
             Other liabilities                                               1.7             2.3                 (0.1)
        Other, net                                                           3.4            (3.6)                (3.9)
                                                                   -------------     -----------           ----------
        Net cash provided by operating activities                           78.2            71.0                121.1
                                                                   -------------     -----------           ----------
Cash Flows From Investing Activities
   Investment in property, plant and equipment                             (66.7)          (41.3)               (28.6)
   Proceeds from sale of equipment                                           1.5             0.6                  2.7
   Investments in acquired businesses, net of
      cash acquired                                                       (506.2)         (151.4)               (46.6)
   Other, net                                                               (0.2)              -                    -
                                                                   -------------     -----------           ----------
        Net cash used in investing activities                             (571.6)         (192.1)               (72.5)
                                                                   -------------     -----------           ----------
Cash Flows From Financing Activities
   Net borrowings under revolving and bank
      lines of credit                                                       65.3           140.0                (37.3)
   Gross borrowings under term loans                                       525.0             -                    -
   Gross repayments under term loans                                        (3.0)            -                    -
   Repayment of outstanding balance on previous
      credit facility                                                     (241.0)            -                    -
   Issuance of 8 5/8% senior subordinated notes                            330.0             -                    -
   Extinguishment of 9 7/8% senior subordinated
      notes                                                               (107.1)            -                    -
   Settlement of interest rate locks                                       (12.9)            -                    -
   Financing and issuance fees                                             (24.1)            -                    -
   Dividends on Class A Convertible Preferred Stock                        (12.1)           (7.3)                (9.8)
   Repurchase of treasury shares                                           (10.0)          (15.3)                 -
   Cash received from exercise of stock options                              3.8             1.7                  1.5
   Other, net                                                                -              (0.7)                (0.6)
      Net cash provided by (used in) financing
        activities                                                         513.9           118.4                (46.2)
                                                                   -------------     -----------           ----------
Effect of exchange rate changes on cash                                     (0.8)            0.3                    -
                                                                   -------------     -----------           ----------
Net increase (decrease) in cash                                             19.7            (2.4)                 2.4
Cash and cash equivalents, beginning of period                              10.6            13.0                 10.6
                                                                   -------------     -----------           ----------
Cash and cash equivalents, end of period                           $        30.3     $      10.6           $     13.0
                                                                   =============     ===========           ==========


See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 1999 AND 198 (IN MILLIONS)                                                      1999             1998
                                                                                              ----             ----

ASSETS
Current Assets:

   Cash and cash equivalents                                                            $       30.3      $       10.6
   Accounts receivable, less allowance for uncollectible
      accounts of $16.4 in 1999 and $6.3 in 1998                                               201.4             146.6
   Inventories, net                                                                            313.2             177.7
   Current deferred tax asset                                                                   29.3              20.8
   Prepaid and other assets                                                                     67.5              11.5
                                                                                        ------------      ------------
        Total current assets                                                                   641.7             367.2
Property, plant and equipment, net                                                             259.4             197.0
Intangible assets, net                                                                         794.1             435.1
Other assets                                                                                    74.4              35.9
                                                                                        ------------      ------------
      Total assets                                                                      $    1,769.6      $    1,035.2
                                                                                        ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Short-term debt                                                                      $       56.4      $       13.3
   Accounts payable                                                                            133.5              77.8
   Accrued liabilities                                                                         157.7             124.9
   Accrued taxes                                                                                19.3              15.9
                                                                                        ------------      ------------
      Total current liabilities                                                                366.9             231.9
Long-term debt                                                                                 893.6             359.2
Other liabilities                                                                               65.8              40.2
                                                                                        ------------      ------------
   Total liabilities                                                                         1,326.3             631.3
                                                                                        ------------      ------------
Commitments and Contingencies
Shareholders' Equity:
   Class A Convertible Preferred Stock, no par value                                           173.9             177.3
   Common shares, no par value per share, $.01 stated
      value per share, 21.3 shares issued in 1999,
      21.1 shares issued in 1998                                                                 0.2               0.2
   Capital in excess of par value                                                              213.9             208.9
   Retained earnings                                                                           130.1              76.6
   Treasury stock, 2.9 shares in 1999 and 2.8 shares in
      1998, at cost                                                                            (61.9)            (55.9)
   Accumulated other comprehensive income                                                      (12.9)             (3.2)
                                                                                        ------------      ------------
      Total shareholders' equity                                                               443.3             403.9
                                                                                        ------------      ------------
        Total liabilities and shareholders' equity                                      $    1,769.6      $    1,035.2
                                                                                        ============      ============



See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE FISCAL YEARS ENDED                     CLASS A CONVERTIBLE                                    CAPITAL IN
SEPTEMBER 30, 1999, 1998 AND                     PREFERRED STOCK               COMMON SHARES           EXCESS OF       RETAINED
1997 (IN MILLIONS)                          SHARES         AMOUNT           SHARES       AMOUNT        PAR VALUE       EARNINGS
Balance, September 30, 1996                  0.2          $  177.3           21.1       $ 0.2         $  207.6           $ 20.4
Net income                                                                                                                 39.5
Foreign currency translation
   Comprehensive income
Issuance of common shares held in treasury                                                                 0.2
Preferred Stock dividends                                                                                                  (9.8)
                                                                                                                    -----------
Balance, September 30, 1997                  0.2          $  177.3           21.1       $ 0.2         $  207.8          $  50.1
Net income                                                                                                                 36.3
Foreign currency translation
Minimum pension liability
   Comprehensive income
Issuance of common shares held in treasury                                                                 1.1
Purchase of common shares
Preferred Stock dividends                                                                                                  (9.8)
                                                                                                                    -----------
Balance, September 30, 1998                  0.2          $  177.3           21.1       $ 0.2         $  208.9           $ 76.6
Net income                                                                                                                 63.2
Foreign currency translation
Minimum pension liability
   Comprehensive income
Issuance of common shares held in treasury                                                                 1.6
Purchase of common shares
Preferred Stock dividends                                                                                                  (9.7)
Conversion of Preferred Stock                                (3.4)            0.2                          3.4
                                             0.2         $  173.9            21.3       $ 0.2         $  213.9         $  130.1
                                        ========         ========          ======       =====         ========         ========

FOR THE FISCAL YEARS ENDED
SEPTEMBER 30, 1999, 1998 AND                            TREASURY STOCK
1997 (IN MILLIONS)                                 SHARES          AMOUNT
Balance, September 30, 1996                          (2.5)       $  (43.4)
Net income
Foreign currency translation
   Comprehensive income
Issuance of common shares held in treasury            0.1             1.5
Preferred Stock dividends

Balance, September 30, 1997                          (2.4)       $  (41.9)
Net income
Foreign currency translation
Minimum pension liability
   Comprehensive income
Issuance of common shares held in treasury            0.1             1.7
Purchase of common shares                            (0.5)          (15.7)
Preferred Stock dividends

Balance, September 30, 1998                          (2.8)       $  (55.9)
Net income
Foreign currency translation
Minimum pension liability
   Comprehensive income
Issuance of common shares held in treasury            0.2             4.0
Purchase of common shares                            (0.3)          (10.0)
Preferred Stock dividends
Conversion of Preferred Stock
                                                     (2.9)       $  (61.9)
                                                  =======        ========

                                                                            ACCUMULATED OTHER
                                                                          COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED                                      MINIMUM PENSION           FOREIGN
SEPTEMBER 30, 1999, 1998 AND                                       LIABILITY             CURRENCY
1997 (IN MILLIONS)                                                ADJUSTMENT            TRANSLATION            TOTAL
Balance, September 30, 1996                                      $        0.0                2.2          $      364.3
Net income                                                                                                        39.5
Foreign currency translation                                                                (6.5)                 (6.5)
   Comprehensive income                                                                                           33.0
Issuance of common shares held in treasury                                                                         1.7
Preferred Stock dividends                                                                                         (9.8)
Balance, September 30, 1997                                      $        0.0          $    (4.3)         $      389.2
Net income                                                                                                        36.3
Foreign currency translation                                                                 1.3                   1.3
Minimum pension liability                                                (0.2)   (a)                              (0.2)
   Comprehensive income                                                                                           37.4
Issuance of common shares held in treasury                                                                         2.8
Purchase of common shares                                                                                        (15.7)
Preferred Stock dividends                                                                                         (9.8)
                                                                 ----------            -------            ------------
Balance, September 30, 1998                                      $       (0.2)         $    (3.0)         $      403.9
                                                                                                          ------------
Net income                                                                                                        63.2
Foreign currency translation                                                                (5.7)                 (5.7)
Minimum pension liability                                                (4.0)   (a)                              (4.0)
                                                                                                          ------------
Comprehensive income                                                                                              53.5
Issuance of common shares held in treasury                                                                         5.6
Purchase of common shares                                                                                        (10.0)
Preferred Stock dividends                                                                                         (9.7)
Conversion of Preferred Stock                                                                                      -
                                                                 $       (4.2)         $    (8.7)         $      443.3
                                                                 ============          =========          ============

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


BARTER CREDITS

The Company has occasionally exchanged excess or obsolete inventory for barter credits from an inventory broker. The barter credits would be recorded as an asset at the net book value of the inventory exchanged which would typically be less than the face value of the credits. The broker credits could be used in exchange for a variety of services, including advertising, telephone and freight. When a barter credit was utilized for face value, the charge for the service received would be recorded as the amount of cash paid plus the book value of the barter credits exchanged.

As of September 30, 1999, the Company had available barter credits with a face value of $2.3 million and with no carrying value on the Company's balance sheet. To the extent that the Company is able to utilize these barter credits in the future, the cost of the service received will be reduced by the face value of the barter credits exchanged.


RECLASSIFICATIONS

Certain reclassifications have been made to the prior years' financial statements to conform to fiscal 1999 classifications.

NOTE 2. DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS

 (IN MILLIONS)                                     1999               1998
--------------                                     ----               ----

INVENTORIES, NET:
   Finished Goods                               $    206.4         $    121.0
   Raw Materials                                     106.5               55.8
                                                ----------         ----------
   FIFO Cost                                         312.9              176.8
   LIFO Reserve                                        0.3                0.9
                                                ----------         ----------
   Total                                        $    313.2         $    177.7
                                                ==========         ==========

Inventory balances are shown net of provisions for slow moving and obsolete inventory of $30.5 million and $12.0 million as of September 30, 1999 and 1998, respectively.

 (IN MILLIONS)                                                    1999               1998
--------------                                                    ----               ----
PROPERTY, PLANT AND EQUIPMENT, NET:
   Land and improvements                                       $     41.4         $     41.1
   Buildings                                                         88.2               70.9
   Machinery and equipment                                          213.7              169.7
   Furniture and fixtures                                            19.8               17.0
   Software                                                          32.6                3.7
   Construction in progress                                          26.3               28.8
   Less: accumulated depreciation                                  (162.6)            (134.2)
                                                               ----------         ----------
   Total                                                       $    259.4         $    197.0
                                                               ==========         ==========

 (IN MILLIONS)                                                    1999               1998
--------------                                                    ----               ----
INTANGIBLE ASSETS, NET:
   Goodwill                                                    $    508.6         $    268.1
   Trademarks                                                       207.9              144.0
   Other                                                             77.6               23.0
                                                               ----------         ----------
   Total                                                       $    794.1         $    435.1
                                                               ==========         ==========

 (IN MILLIONS)                                                    1999               1998
--------------                                                    ----               ----
ACCRUED LIABILITIES:
   Payroll and other compensation accruals                     $     42.5         $     20.4
   Advertising and promotional accruals                              56.4               26.5
   Other                                                             58.8               78.0
                                                               ----------         ----------
   Total                                                       $    157.7         $    124.9
                                                               ==========         ==========

 (IN MILLIONS)                                                    1999               1998
--------------                                                    ----               ----
OTHER NON-CURRENT LIABILITIES:
   Accrued pension and postretirement liabilities              $     50.4         $     26.0
   Environmental reserves                                            11.5                6.2
   Other                                                              3.9                8.0
                                                               ----------         ----------
   Total                                                       $     65.8         $     40.2
                                                               ==========         ==========

NOTE 3. AGENCY AGREEMENT





Effective September 30, 1998, the Company entered into an agreement with Monsanto Company for exclusive international marketing and agency rights to Monsanto's consumer Roundup herbicide products. Under the terms of the agreement, the Company is entitled to receive an annual commission from Monsanto in consideration for the performance of its duties as agent. The annual commission is calculated as a percentage of the actual earnings before interest and income taxes (EBIT), as defined in the agreement, of the Roundup business. Each year's percentage varies in accordance with the terms of the agreement based on the achievement of two earnings thresholds and commission rates that vary by threshold and program year.

The agreement requires the Company to make fixed annual payments to Monsanto as a contribution against the overall expenses of the Roundup business. The annual fixed payment is defined as $20 million, however, portions of the annual payments for the first three years of the agreement are deferred. No payment was required for the first year (fiscal 1999), a payment of $5 million is required for the second year and a payment of $15 million is required for the third year so that a total of $40 million of the contribution payments are deferred. Beginning in the fifth year of the agreement, the annual payments to Monsanto increase to at least $25 million, which include per annum charges at 8%. The annual payments may be increased above $25 million if certain significant earnings targets are achieved. If all of the deferred contribution amounts are paid prior to 2018, the annual contribution payments revert to $20 million. Regardless of whether the deferred contribution amounts are paid, all contribution payments cease entirely in 2018.

The Company will recognize a charge each year associated with the annual contribution payments equal to the required payment for that year. The Company will not recognize a charge for the portions of the contribution payments that are deferred until such time that those deferred amounts are paid. The Company considers this method of accounting for the contribution payments to be appropriate after consideration of the likely term of the agreement, the Company's ability to terminate the agreement without paying the deferred amounts and the fact that approximately $18.6 million of the deferred amounts are never paid even if the agreement is not terminated prior to 2018 unless significant earnings targets are exceeded.

The express terms of the agreement permit the Company to terminate the agreement only upon Material Breach, Material Fraud or Material Willful Misconduct by Monsanto, as such terms are defined in the agreement, or upon the sale of the Roundup business by Monsanto. In such instances, the agreement permits the Company to avoid payment of any deferred contribution and related per annum charge. Our basis for not recording a financial liability to Monsanto for the deferred portions of the annual contribution and per annum charge is based on our assessment and consultations with our legal counsel and the Company's independent accountants. In addition, the Company has obtained a legal opinion from The Bayard Firm, P.A., which concluded, subject to certain qualifications, that if the matter were litigated, a Delaware court would likely conclude that the Company is entitled to terminate the agreement at will, with appropriate prior notice, without incurring significant penalty, and avoid paying the unpaid deferred amounts. We have concluded that, should the Company elect to terminate the agreement at any balance sheet date, it will not incur significant economic consequences as a result of such action.


The Bayard Firm was special Delaware counsel retained during fiscal 2000 solely for the limited purpose of providing a legal opinion in support of the contingent liability treatment of the agreement previously adopted by the Company and has neither generally represented or advised the Company nor participated in the preparation or review of the Company's financial statements or any SEC filings. The terms of such opinion specifically limit the parties who are entitled to rely on it.

The Company's conclusion is not free from challenge and, in fact, would likely be challenged if the Company were to terminate the agreement. If it were determined that, upon termination, the Company must pay any remaining deferred contribution amounts and related per annum charges, the resulting charge to earnings could have a material impact on the Company's results of operations and financial position. At September 30, 1999, contribution payments and related per annum charges of approximately $20.7 million had been deferred under the agreement. This amount is considered a contingent obligation and has not been reflected in the financial statements as of and for the year then ended.

Monsanto has disclosed that it is accruing the $20 million fixed contribution fee per year beginning in the fourth quarter of Monsanto's fiscal year 1998, plus interest on the deferred portion.

The agreement has a term of seven years for all countries within the European Union. For countries outside the European Union, the agreement continues indefinitely unless terminated by either party. The agreement provides Monsanto with the right to terminate the agreement for an event of default (as defined in the agreement) by the Company or a change in control of Monsanto or sale of the Roundup business. The agreement provides the Company with the right to terminate the agreement for an event of default by Monsanto or the sale of the Roundup business. Unless Monsanto terminates the agreement for an event of default by the Company or the Company terminates the agreement pursuant to a sale of the Roundup business, Monsanto is required to pay a termination fee to the Company that varies by program year. The termination fee is $150 million for each of the first five program years and declines to a minimum of $16 million for program years 11 through 20.

In consideration for the rights granted to the Company under the agreement for North America, the Company was required to pay a marketing fee of $32 million to Monsanto. The Company has deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the agreement and is amortizing the balance over the estimated likely term of the agreement.

In fiscal 1999, the Company recognized commission income under the agreement during interim periods based on the estimated percentage of EBIT that would be payable to the Company as commission for the year applied to the actual EBIT for the Roundup business for the interim period. Commission income recorded for the full year is calculated by applying the threshold commission structure for that year to the actual EBIT of Roundup business for the year, net of the annual contribution payment. Upon adoption of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", the Company will not recognize commission income until actual Roundup EBIT reaches the first commission threshold for that year. The annual contribution payment is recognized evenly throughout the year. Although the Company is not required to adopt the provisions of SAB 101 until fiscal 2001, it anticipates adopting the requirements of SAB 101 for fiscal 2000.


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


2. $1.3 million to relaunch products under a single, integrated branding strategy and $0.8 million to write-off packaging materials rendered obsolete as a result of new packaging design. The charges associated with the relaunch were expensed as incurred in fiscal 1998. Cash outflow associated with the relaunch was complete in early fiscal 1999.


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


4. $0.6 million to write-off inventory rendered obsolete by integration activities. The Company determined that certain SKU's of the combined product lines would not be sold under the Company's branding, marketing and selling strategies. The carrying value of the obsolete inventory was subsequently written-off and the inventory was disposed of in late fiscal 1998 and early fiscal 1999.

5. $0.8 million for costs which were expensed as incurred in fiscal 1998 for other integration-related activities. The components of the other integration costs include studies performed on combined logistics and manufacturing processes, costs to integrate the combined information technology of the businesses and legal costs associated with the integration of the two previously separate entities.


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


2. $3.2 million to write-down to estimated fair value certain machinery and equipment at the compost facilities scheduled for closure. In accordance with FAS 121, the Company concluded that the carrying amount of these assets would not be recovered through future anticipated cash flows. Given the impairment, a charge was recorded equal to the difference between the estimated carrying value of the asset at the end of the revenue producing period and the estimate of the fair value of the asset. In most cases, the fair value of the asset was determined to be zero as these assets were scheduled to be abandoned or scrapped. Depreciation will continue to be recognized during revenue-producing periods.


3. $1.1 million to write-off inventory which must be disposed of as a result of closing the various composting sites. Such inventory must be removed from the applicable sites and has only nominal value.

4. $0.5 million for remaining lease obligations after revenue-producing activities cease on certain machinery and equipment at the sites.


The composting facilities being closed as part of these restructuring initiatives recorded losses included in the Company's consolidated results of operations of approximately $1.0, $3.0 and $2.0 for the fiscal years ended September 30, 1999, 1998 and 1997, respectively.


SALE AND CLOSURE OF CERTAIN U.S. PLANTS AND BUSINESSES:
The charge for sale or closure of certain other U.S. plants or businesses was $5.1 million and consisted of:


1. $4.5 million to write-down to net realizable value the assets associated with the Company's AgrEvo pesticides business. The Company elected to divest these assets in order to avoid potential trade conflicts associated with the Company's purchase of the Ortho business and the signing of the Roundup(R) marketing agreement. The charge was calculated as the difference between the Company's estimate of the proceeds to be received upon sale of the business, less the carrying value of the assets as of September 30, 1998. The business was subsequently sold in February 1999 and no material differences were experienced between actual selling proceeds and those used to determine the fiscal 1998 charge. The AgrEvo business incurred an operating loss of $0.8 million in fiscal 1998 and $0.5 million in fiscal 1999. The Company does not expect any future benefits to be gained from the sale of the AgrEvo business other than foregoing the operating losses incurred by this business during the Company's time of ownership.

2. $0.6 million to write-off and close a single growing media production facility in New York that was deemed to be redundant after the purchase of the Earthgro business in February 1998. The closure of this facility was completed in September 1998. The charge taken was equivalent to the carrying value of the assets which were abandoned or scrapped.

THE FOLLOWING IS A ROLLFORWARD OF THE COMPANY'S 1998 RESTRUCTURING CHARGES:

                                                                          FISCAL 1998 ACTIVITY      FISCAL 1999 ACTIVITY
                                                                          --------------------      --------------------
                                             TYPE       CLASSIFICATION   CHARGE  PAYMENTS BALANCE PAYMENTS ADJUSTMENTS
                                             ----       --------------   ------  -------- ------- -------- -----------
                                            BALANCE
                                            -------
Consolidation of UK operations
   Property and equipment demolition          Cash       Restructuring    $ 0.2   $-.-     $0.2    $(0.2)      $-.-        -.-
   Product relaunch costs                     Cash       SG&A               1.3   (0.4)     0.9     (0.9)       -.-        -.-
   Severance costs                            Cash       Restructuring      1.4   (0.3)     1.1     (0.8)       (0.3)      -.-
   Other integration costs                    Cash       SG&A               0.8   (0.4)     0.4     (0.4)       -.-        -.-
                                                                          -----
                                                                            3.7
   Property and equipment write-offs          Non-cash   Restructuring      0.9
   Obsolete packaging write-offs              Non-cash   Cost of sales      0.8
   Other inventory write-offs                 Non-cash   Cost of sales      0.6
                                                                          -----
                                                                            2.3
Closure of compost sites
   Costs under contractual commitments        Cash       Restructuring      4.5   -.-       4.5     (4.1)       -.-          0.4
   Lease obligations                          Cash       Restructuring      0.5   -.-       0.5    -.-          -.-          0.5
                                                                          -----
                                                                            5.0
   Property and equipment write-offs          Non-cash   Restructuring      3.2
   Inventory write-offs                       Non-cash   Cost of sales      1.1
                                                                          -----
                                                                            4.3
Other businesses/plants
   Sale of Agrevo business                    Non-cash   Restructuring      4.5
   Property and equipment write-offs          Non-cash   Restructuring      0.2
   Inventory write-offs                       Non-cash   Cost of sales      0.4
                                                                          -----
                                                                          $ 5.1

During fiscal 1999, the restructuring reserve established to integrate the U.K. businesses was reduced by $0.3 for overestimates of severance costs. The reserves remaining at September 30, 1999 associated with the closure of certain compost sites are expected to be paid in fiscal 2000.


1996 CHARGES

During fiscal 1996, the Company recorded a restructuring charge of $17.7 million for costs associated with management's plan to reduce costs, improve operating efficiencies and rationalize production capacity. Included in this charge was $4.9 million for severance payments resulting from a planned headcount reduction. A total of 125 associates were terminated and 20 open positions were not filled as part of this plan. The terminated associates worked in all parts of the Company, including business units, operations and corporate functions. Severance payments of $2.5 million, $2.0 million and $0.4 million were made in fiscal 1996, 1997 and 1998, respectively.

Also included in the restructuring charge was $3.5 million to write-off deferred packaging costs and $9.3 million to write-down or write-off idle or underutilized assets of $9.3 million. During fiscal 1996, management approved three initiatives which affected the recoverability of the deferred packaging costs: (i) the planned reduction in the number of product SKUs (stock keeping units); (ii) the conversion from paper to plastic packaging; and (iii) the resizing of packages to allow for improved pallet stacking. Due to the packaging redesign required to implement these initiatives, it was determined that packaging costs that had been previously deferred would no longer provide a future benefit and were written off.

The $9.3 million charge for idle or underutilized assets consisted of the following:

(i) A charge of $2.0 million to write-off the net book value of a production line at the Company's Charleston, South Carolina facility. These production assets utilized a new and developing technology for encapsulating fertilizer with a polymer based on water rather than mineral spirits. The Company obtained these assets through its acquisition of Grace-Sierra Horticulture Products Company in December 1993. The Company had been developing similar production capability with similar technology at its Marysville production facility and in fiscal 1996 management determined that the production line in Charleston was redundant. The assets were dismantled and idled in fiscal 1996.

(ii) A charge of $1.1 million to write-down the carrying value of production assets used to manufacture fertilizer using Poly-S technology for our Professional business unit. These assets were idled in fiscal 1995 when a new production line with increased capacity was put on-line. Initially, management contemplated that the smaller capacity production line might be restarted within a few years to provide for anticipated demand. However, in fiscal 1996 it was determined that restarting this line would be unlikely based on changes in the strategic direction of the Professional business.
(iii) A charge of $1.1 million to write-down the carrying amount of eight organics and composting facilities that were considered to be underutilized.
(iv) A charge of $0.6 million to write-down the carrying value of a seed production site in Marysville, Ohio to its estimated net realizable value. In fiscal 1996, the Company decided to outsource this production and sell the site.
(v) A charge of $0.5 million for costs to close a sales and administrative office that served our consumer business in the U.K. The office became redundant when the Company assumed its partial ownership of the Miracle Garden Care business in connection with the acquisition of Miracle Gro in 1995. The charge was for severance payments to three terminated associates, lease termination payments and the write-off of certain obsolete inventory being managed in a local warehouse by the employees of this sales office.
(vi) A charge of $0.5 million to write-off certain molds and tooling at the Company's production facility in Carlsbad, California. After a review of production assets at the facility in fiscal 1996, management determined that these assets could not be used.
(vii) In fiscal 1995, the Company initiated a new marketing strategy to utilize stand-up plastic bags for fertilizer products. To pursue this direction, the Company ordered and purchased a bagging machine that would accommodate stand-up plastic bags. The equipment was ordered from a manufacturer in Germany. However, prior to taking delivery of the machine, in fiscal 1996 the Company adopted a new marketing strategy that did not utilize stand-up bags for fertilizer products. The Company arranged with the manufacturer of the new bagging machine to attempt to find a buyer for the machine and, based on estimates of the net realizable value provided by the manufacturer wrote-down the carrying amount of the machine. After repeated efforts by the Company and the manufacturer to find a buyer for the machine, in fiscal 1997, the Company determined that it was unlikely to recover the remaining carrying amount of the machine and recorded a charge to write-off the asset.
(viii) A charge of $1.5 million to write-down the carrying value of barter credits that the Company has accumulated through that date to their estimated net realizable value.
(ix) A charge of $0.7 million to write-off deferred consulting costs associated with the installation of software as an ERP application for the Company. During fiscal 1996, the Company determined that this software would not be utilized in a company-wide ERP capacity. Accordingly, it was determined that consulting charges that had been capitalized toward this application had no future benefit and were written-off.
(x) A charge of $0.9 million to write-off miscellaneous assets at our Marysville and Allentown production facilities. After reviewing the assets at these facilities in fiscal 1996, the Company determined that these assets were no longer being utilized.


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


In October 1998, the Company acquired Rhone-Poulenc Jardin, continental Europe's largest consumer lawn and garden products company. Management's initial estimate of the purchase price for Rhone-Poulenc Jardin was $192.8 million, however subsequent adjustments for reductions in acquired working capital have resulted in a final purchase price of approximately $146.8 million.

In connection with the Rhone-Poulenc Jardin acquisition, the Company entered into a Research and Development Access Rights Agreement with Rhone-Poulenc. The agreement provides the Company with the royalty-free right to market products with current and future active ingredients developed by Rhone-Poulenc and the right to obtain research and development services from Rhone-Poulenc at a cost stipulated in the agreement. In exchange for these rights, the Company agreed to make four annual payments of 39 million French Francs each beginning on October 1, 1999 (present value of payments is approximately $23.2 million). The amounts payable under the agreement is being amortized over the minimum life of the agreement which is 15 years.


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

 (IN MILLIONS)                                                                                 1999               1998
--------------                                                                                 ----               ----
Net sales                                                                                   $    1,681.3      $    1,513.8
Income before extraordinary loss                                                                    60.7              46.4
Net income                                                                                          54.8              45.7
Basic earnings per share:
   Before extraordinary loss                                                                $       2.79      $       1.96
   After extraordinary loss                                                                         2.47              1.92
Diluted earnings per share:
   Before extraordinary loss                                                                $       1.99      $       1.53
   After extraordinary loss                                                                         1.80              1.51

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

The following table sets forth the changes in the projected benefit obligations for the curtailed pension plans for fiscal 1999 and 1998:

 (IN MILLIONS)                                                                                 1999               1998
--------------                                                                                 ----               ----
Beginning balance                                                                           $     56.9         $     49.9
Service cost                                                                                       -.-                -.-
Interest cost                                                                                      4.2                3.6
Actuarial losses                                                                                   1.2                6.2
Benefits paid                                                                                     (3.3)              (2.8)
                                                                                            ----------         ----------
Ending balance                                                                              $     59.0         $     56.9
                                                                                            ==========         ==========

The following table sets forth the changes in the fair value of the net assets of the curtailed pension plans for fiscal 1999 and 1998:

 (IN MILLIONS)                                                                                 1999               1998
--------------                                                                                 ----               ----
Beginning balance                                                                           $     58.0         $     53.9
Actual return on plan assets                                                                       2.1                6.3
Employer contributions                                                                              --                0.6
Benefits paid                                                                                     (3.3)              (2.8)
                                                                                            ----------         ----------
Ending Balance                                                                              $     56.8         $     58.0
                                                                                            ==========         ==========

The following table sets forth the plans' funded status and the related amounts recognized in the Consolidated Balance Sheets:

                                                                                                    SEPTEMBER 30,
(IN MILLIONS)                                                                                  1999             1998
-------------                                                                                  ----             ----

Actuarial present value of projected benefit obligations:
Vested benefits                                                                              $   (58.6)        $   (49.3)
Nonvested benefits                                                                                (0.4)             (7.6)
                                                                                             ---------         ---------
                                                                                                 (59.0)            (56.9)
Plan assets at fair value, primarily corporate bonds,
U.S. Government bonds and cash equivalents                                                        56.8              58.0
                                                                                             ---------         ---------
Plan assets (less) greater than projected benefit obligations                                     (2.2)              1.1
Unrecognized losses                                                                                6.9               3.7
                                                                                             ---------         ---------
Prepaid pension costs                                                                        $     4.7         $     4.8
                                                                                             =========         =========
Prepaid benefit costs                                                                        $     -.-         $     4.8
Accrued benefit liability                                                                         (2.2)              -.-
Accumulated other comprehensive income                                                             6.9               -.-
                                                                                             ---------         -------
Prepaid pension costs                                                                        $     4.7         $     4.8
                                                                                             =========         =========

Pension cost includes the following components:

                                                                                         FISCAL YEAR ENDED
                                                                                           SEPTEMBER 30,
(IN MILLIONS)                                                                   1999           1998              1997
-------------                                                                   ----           ----              ----

Service cost                                                                  $  -.-         $  -.-             $ 1.9
Interest cost                                                                    4.2            3.6               4.1
Expected return on plan assets                                                  (4.5)          (3.7)             (7.0)
Net amortization and deferral                                                    0.4            -.-               2.8
                                                                              ------           ----              ------
Net pension cost                                                              $  0.1         $ (0.1)           $  1.8
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

The following table sets forth the changes in the projected benefit obligations for the international plans on a combined basis for fiscal 1999 and 1998:

(IN MILLIONS)                                                                                  1999             1998
-------------                                                                                  ----             ----
Beginning balance                                                                           $  61.7          $  47.0
Service cost                                                                                    2.8              2.9
Interest cost                                                                                   3.6              3.2
Participant contributions                                                                       0.5              0.3
Actuarial (gains) losses                                                                        7.6             (0.2)
Benefits paid                                                                                  (3.0)            (1.2)
                                                                                            -------          -------
Ending balance                                                                              $  73.2          $  52.0
                                                                                            =======          =======

The following table sets forth the changes in the fair value of the net assets of the international plans on a combined basis for fiscal 1999 and 1998:

(IN MILLIONS)                                                                                  1999             1998
-------------                                                                                  ----             ----
Beginning balance                                                                           $  49.1          $  49.2
Return on plan assets                                                                          10.3              1.4
Employer contributions                                                                          2.7              1.2
Participant contributions                                                                       0.6              0.3
Benefits paid                                                                                  (2.8)            (1.2)
                                                                                            -------          -------
Ending balance                                                                              $  59.9          $  50.9
                                                                                            =======          =======

The following table sets forth the funded status and net amount recognized in the Consolidated Balance Sheets for the Company's international plans on a combined basis at September 30, 1999 and 1998:

                                                                                                    SEPTEMBER 30,
(IN MILLIONS)                                                                                  1999             1998
-------------                                                                                  ----             ----
Projected benefit obligations                                                                 (73.2)           (52.0)
Plan assets at fair value                                                                      59.9             50.9
                                                                                            -------           ------
Projected benefit obligations
in excess of plan assets                                                                      (13.3)            (1.1)
Unrecognized items                                                                             (0.5)            (0.3)
                                                                                            -------           ------
Accrued benefit costs                                                                       $ (13.8)          $ (1.4)
                                                                                            =======           ======

                                                                                                    SEPTEMBER 30,
(IN MILLIONS)                                                                                  1999             1998
-------------                                                                                  ----             ----
Plans with benefit obligations in excess of plan assets:
Aggregate projected benefit obligations                                                     $  33.7           $ 20.0
Aggregate fair value of plan assets                                                            20.0             17.4
Plans with plan assets in excess of benefit obligations:
Aggregate projected benefit obligations                                                     $  39.5           $ 32.0
Aggregate fair value of plan assets                                                            39.9             33.5

Pension costs for the international plans on a combined basis consisted of the following components for fiscal 1999 and 1998:

                                                                                                 FISCAL YEAR ENDED
                                                                                                    SEPTEMBER 30,

(IN MILLIONS)                                                                                    1999   1998      1997
-------------                                                                                    ----   ----      ----
Service cost                                                                                 $   3.2   $   2.8  $    1.0
Interest cost                                                                                    3.6       3.1       1.0
Expected return on plan assets                                                                  (3.7)      0.4      (1.0)
Net amortization                                                                                 0.3      (3.2)      0.1
                                                                                             -------   -------  --------
Net pension cost                                                                             $   3.4   $   3.1  $    1.1
                                                                                             =======   =======  ========


The range of actuarial assumptions used for the various international plans for the years presented were:

Settlement rates                                                                                         4.5% - 6.3%
Compensation increases                                                                                   2.0% - 4.0%
Rates of return on plan assets                                                                           4.0% - 8.0%

At September 30, 1997, the Company also curtailed its non-qualified supplemental pension plan which provides for incremental pension payments from the Company so that total pension payments equal amounts that would have been payable from the Company's pension plans if it were not for limitations imposed by income tax regulations.

The following table sets forth the changes in the projected benefit obligations for the non-qualified plan for fiscal 1999 and 1998:

(IN MILLIONS)                                                                                  1999             1998
-------------                                                                                  ----             ----
Beginning balance                                                                           $   1.8          $   1.5
Service cost                                                                                    -.-              -.-
Interest cost                                                                                   0.1              0.1
Actuarial losses                                                                                0.1              0.3
Benefits paid                                                                                  (0.1)            (0.1)
Ending balance                                                                              $   1.9          $   1.8

The following table sets forth the funded status of the non-qualified plan at September 30, 1999 and 1998:

(IN MILLIONS)                                                                                  1999             1998
-------------                                                                                  ----             ----
Actuarial present value of benefit obligations:
   Vested benefits                                                                          $  (1.8)         $  (1.6)
   Nonvested benefits                                                                          (0.1)            (0.2)
                                                                                            -------          -------
Projected benefit obligations                                                                  (1.9)            (1.8)
Plan assets at fair value                                                                       -.-              -.-
                                                                                            -------          -------
Plan assets less than projected benefit obligations                                            (1.9)            (1.8)
Unrecognized losses                                                                             0.4              0.3
                                                                                            -------          -------
Net pension liability                                                                       $  (1.5)         $  (1.5)
                                                                                            =======          =======
Accrued benefit liability                                                                   $  (1.9)         $  (1.8)
Accumulated other comprehensive income                                                          0.4              0.3
                                                                                            -------          -------
Net pension liability                                                                       $  (1.5)         $  (1.5)
                                                                                            =======          =======

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

The following table sets forth the changes in the accumulated post retirement benefit obligation for the retiree medical plan for fiscal 1999 and 1998:

(IN MILLIONS)                                                                                  1999             1998
-------------                                                                                  ----             ----
Beginning balance                                                                           $  15.2          $  13.6
Service cost                                                                                    0.4              0.4
Interest cost                                                                                   1.1              1.0
Contribution by participants                                                                    0.2              0.2
Actuarial loss                                                                                  0.1              0.9
Benefits paid                                                                                  (1.2)            (0.9)
                                                                                            -------          -------
Ending balance                                                                              $  15.8          $  15.2
                                                                                            =======          =======

The following table sets forth the changes in the fair value of the assets of the retiree medical plan for fiscal 1999 and 1998:

(IN MILLIONS)                                                                                  1999             1998
-------------                                                                                  ----             ----
Beginning balance                                                                           $   -.-          $   -.-
Company contributions                                                                           0.9              0.7
Contributions by participants                                                                   0.3              0.2
Benefits paid                                                                                  (1.2)            (0.9)
                                                                                            -------          -------
                                                                                            $   -.-          $   -.-
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
                                                                                            =======          =======

Net periodic postretirement benefit cost includes the following components:

                                                                                         FISCAL YEAR ENDED
                                                                                           SEPTEMBER 30,
(IN MILLIONS)                                                                1999              1998             1997
-------------                                                                ----              ----             ----
Service cost                                                               $   0.4           $   0.4          $   0.3
Interest cost                                                                  1.1               1.0              1.1
Net amortization                                                              (1.0)             (1.3)            (1.2)
                                                                           -------           -------          -------
Net periodic postretirement benefit cost                                   $   0.5           $   0.1          $   0.2
                                                                           =======           =======          =======

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

NOTE 8. DEBT

                                                                                                  SEPTEMBER 30,
(IN MILLIONS)                                                                                 1999           1998
-------------                                                                                 ----           ----

Revolving loans under credit facility                                                   $       64.2      $      253.5
Term loans under credit facility                                                               509.0                --
Senior subordinated notes                                                                      318.0              99.5
Notes due to sellers                                                                            37.0               5.6
Foreign bank borrowings and term loans                                                          17.6               9.0
Capital lease obligations and other                                                              4.2               4.9
                                                                                        ------------      ------------
                                                                                               950.0             372.5
Less current portions                                                                           56.4              13.3
                                                                                        ------------      ------------
                                                                                        $      893.6      $      359.2
                                                                                        ============      ============

Maturities of short and long-term debt, including capital leases for the next five fiscal years and thereafter are as follows:

                                                                                             CAPITAL         OTHER
(IN MILLIONS)                                                                                LEASES          DEBT
-------------                                                                                ------          ----

2000                                                                                    $       1.5       $      54.6
2001                                                                                            1.2              44.5
2002                                                                                            0.1              57.0
2003                                                                                              -              58.1
2004                                                                                              -              48.4
Thereafter                                                                                        -             702.7
                                                                                        ------------      -----------
                                                                                        $       2.8       $     965.3
Less: amounts representing interest                                                            (0.2)            (17.9)
                                                                                        -----------       -----------
                                                                                        $       2.6       $     947.4
                                                                                        ===========       ===========

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


Class A Convertible Preferred Stock ("Preferred Shares") with a face amount of $195.0 million was issued in conjunction with the 1995 Miracle-Gro merger transactions. These Preferred Shares had a 5% dividend yield and were convertible upon shareholder demand into common shares at any time and at Scotts' option after May 2000 at $19.00 per common share. The conversion feature associated with the convertible preferred stock issued in connection with the Miracle-Gro merger was negotiated as an integral part of the overall transaction. The conversion price exceeded the fair market value of the Company's common shares on the date the two companies reached agreement and, therefore, the preferred stock did not provide for a beneficial conversion feature. Additionally, warrants to purchase 3.0 million common shares of Scotts were issued as part of the purchase price. The warrants are exercisable upon shareholder demand for 1.0 million common shares at $21.00 per share, 1.0 million common shares at $25.00 per share and 1.0 million common shares at $29.00 per share. The exercise term for the warrants expires September 2003. The fair value of the warrants at issuance has been included in capital in excess of par value in the Company's Consolidated Balance Sheets.


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

Aggregate stock option activity consists of the following:

                                                          FISCAL YEAR ENDED SEPTEMBER 30,
                                             1999                        1998                            1997
                                  NUMBER OF      WTD. AVG.    NUMBER OF       WTD. AVG.      NUMBER OF          WTD. AVG.
(IN MILLIONS)                      SHARES          PRICE       SHARES           PRICE         SHARES              PRICE
-------------                      ------          -----       ------           -----         ------              -----

Beginning balance                      3.8     $     20.70          2.6    $    18.35             1.6      $      16.73
Options granted                        1.4           35.70          1.4         29.43             1.1             20.18
Options exercised                     (0.2)          16.51         (0.1)        16.60            (0.1)            12.72
Options canceled                      (0.1)          30.94         (0.1)        29.63             0.0             19.27
                                 ---------                    ---------                    ----------
Ending balance                         4.9           26.33          3.8         20.70             2.6             18.35
                                 ---------                    ---------                    ----------
Exercisable at
  September 30                         1.9           19.77          1.8         18.17             1.5             17.30

The following summarizes certain information pertaining to stock options outstanding and exercisable at September 30, 1999:

                                                        OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                                             WTD. AVG.        WTD. AVG.      WTD. AVG.
RANGE OF                                      NO. OF         REMAINING        EXERCISE        NO. OF          EXERCISE
EXERCISE PRICES                               OPTIONS          LIFE             PRICE         OPTIONS           PRICE
---------------                               -------          ----             -----         -------           -----

$9.90                                            0.1             2.05    $         9.90           0.1        $     9.90
$15.00-$20.00                                    1.7             6.01             17.82           1.2             17.12
$20.00-$25.00                                    0.4             6.79             21.32           0.3             21.01
$25.00-$30.00                                    0.7             8.18             27.08           0.1             26.64
$30.00-$35.00                                    1.0             9.03             31.77           0.2             32.67
$35.00-$40.00                                    0.9             9.81             35.96             -                 -
$40.00-$46.38                                    0.1             9.85             42.11             -                 -
                                          ----------                     --------------    ----------        ----------
                                                 4.9                     $        26.33           1.9        $    19.77
                                          ==========                     ==============    ==========        ==========

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

NOTE 10. EARNINGS PER COMMON SHARE

The following table presents information necessary to calculate basic and diluted earnings per common share.

                                                                                             YEAR ENDED
                                                                                            SEPTEMBER 30,
(IN MILLIONS)                                                                   1999            1998            1997
-------------                                                                   ----            ----            ----
BASIC EARNINGS PER COMMON SHARE:
Net income before extraordinary loss                                        $     69.1       $     37.0      $    39.5
Net income                                                                        63.2             36.3           39.5
Class A Convertible Preferred Stock dividend                                      (9.7)            (9.8)          (9.8)
                                                                            ----------       ----------      ---------
Income available to common shareholders                                           53.5             26.5           29.7
Weighted-average common shares outstanding during the period                      18.3             18.7           18.6
Basic earnings per common share
   Before extraordinary item                                                $      3.25      $      1.46     $     1.60
   After extraordinary item                                                 $      2.93      $      1.42     $     1.60
DILUTED EARNINGS PER COMMON SHARE:
   Net income used in diluted earnings per
      common share calculation                                              $     63.2       $     36.3      $    39.5
   Weighted-average common shares outstanding
      during the period                                                           18.3             18.7           18.6
Potential common shares:
   Assuming conversion of Class A Convertible
      Preferred Stock                                                             10.2             10.3           10.3
   Assuming exercise of options                                                    1.0              0.7            0.3
   Assuming exercise of warrants                                                   1.0              0.6            0.1
                                                                            ----------       ----------      ---------
Weighted-average number of common shares
   outstanding and dilutive potential common shares                               30.5             30.3           29.3
Diluted earnings per common share
   Before extraordinary item                                                $      2.27      $      1.22     $     1.35
   After extraordinary item                                                 $      2.08      $      1.20     $     1.35

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

NOTE 11. INCOME TAXES

The provision for income taxes, net of tax benefits associated with the 1999 and 1998 extraordinary losses of $4.1 million and $0.5 million, respectively, consists of the following:

                                                                                  YEAR ENDED SEPTEMBER 30,
(IN MILLIONS)                                                             1999              1998               1997
-------------                                                             ----              ----               ----

Currently payable:
   Federal                                                             $       34.5     $         22.1    $       21.6
   State                                                                        4.4                3.9             3.4
   Foreign                                                                      4.4                2.7             6.6
Deferred:
   Federal                                                                      0.5               (4.0)           (1.3)
   State                                                                        0.0               (0.3)           (0.2)
                                                                       ------------     --------------    ------------
   Income tax expense                                                  $       43.8     $         24.4    $       30.1
                                                                       ============     ==============    ============

The domestic and foreign components of income before taxes are as follows:

                                                                                  YEAR ENDED SEPTEMBER 30,
(IN MILLIONS)                                                             1999              1998               1997
-------------                                                             ----              ----               ----

Domestic                                                               $      100.0     $         57.1    $       58.7
Foreign                                                                         6.9                3.5            10.9
                                                                       ------------     --------------    ------------
Income before taxes                                                    $      106.9     $         60.6    $       69.6
                                                                       ============     ==============    ============

A reconciliation of the federal corporate income tax rate and the effective tax rate on income before income taxes is summarized below:

                                                                                  YEAR ENDED SEPTEMBER 30,
                                                                          1999              1998               1997
                                                                          ----              ----               ----

Statutory income tax rate                                                    35.0%            35.0%            35.0%
Effect of foreign operations                                                 (0.7)            (1.6)
Goodwill amortization and other effects resulting
   from purchase accounting                                                   3.0              4.6              4.2
State taxes, net of federal benefit                                           2.6              3.8              3.0
Other                                                                         1.1             (1.5)             1.0
                                                                       ----------       ----------        ---------
Effective income tax rate                                                    41.0%            40.3%            43.2%
                                                                       ==========       ==========        =========

The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets at September 30 are:

(IN MILLIONS)                                                                                      1999          1998
-------------                                                                                      ----          ----

Net current asset                                                                               $    32.3     $      20.8
Net non-current asset (liability)                                                                    11.3            (1.2)
                                                                                                ---------     -----------
Net asset                                                                                       $    43.6     $      19.6
                                                                                                =========     ===========

The components of the net deferred tax asset are as follows:

                                                                                                    SEPTEMBER 30,
(IN MILLIONS)                                                                                  1999            1998
-------------                                                                                  ----            ----
ASSETS
   Inventories                                                                            $         6.1    $        5.9
   Accrued liabilities                                                                             35.5            11.7
   Postretirement benefits                                                                          9.6             9.8
   Foreign net operating losses                                                                     1.9             6.0
   Other                                                                                           14.1            12.6
                                                                                          -------------    ------------
   Gross deferred tax assets                                                                       67.2            46.0
   Valuation allowance                                                                             (1.1)           (6.0)
                                                                                          -------------    ------------
   Net deferred tax assets                                                                         66.1            40.0
LIABILITIES
   Property, plant and equipment                                                                  (22.5)          (20.4)
                                                                                          -------------    ------------
   Net asset                                                                              $        43.6    $       19.6
                                                                                          =============    ============

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

The estimated fair values of the Company's financial instruments are as follows for the fiscal years ended September 30:

                                                                          1999                             1998
                                                               CARRYING          FAIR         CARRYING              FAIR
(IN MILLIONS)                                                   AMOUNT           VALUE         AMOUNT               VALUE
-------------                                                   ------           -----         ------               -----


Revolving and term loans under credit facility                $     573.2     $    573.2     $     253.5     $      253.5
Senior subordinated notes                                           330.0          316.0            99.5            106.8
Foreign bank borrowings and term loans                               17.6           17.6             9.0              9.0
Interest rate swap agreement                                            -            2.8               -             (1.5)
Interest rate locks                                                     -              -               -            (16.7)

Excluded from the fair value table above are the following items that are included in the Company's total debt balances at September 30, 1999 and 1998:

                                                                                                   SEPTEMBER 30,
                                                                                               1999            1998
                                                                                               ----            ----

Amounts paid to settle treasury locks                                                         (12.0)           -
Non-interest bearing notes                                                                     37.0            5.6
Capital lease obligations                                                                       4.2            4.9

The fair value of the non-interest bearing notes is not considered determinable since there is no established market for notes with similar characteristics and since they represent notes that were negotiated between the Company and the seller as part of transactions to acquire businesses.

NOTE 13. OPERATING LEASES

The Company leases buildings, land and equipment under various noncancellable lease agreements for periods of two to six years. The lease agreements generally provide that the Company pay taxes, insurance and maintenance expenses related to the leased assets. Certain lease agreements contain purchase options. At September 30, 1999, future minimum lease payments were as follows:

(IN MILLIONS)

2000                                                                                                    $         18.6
2001                                                                                                              15.1
2002                                                                                                               8.9
2003                                                                                                               5.2
2004                                                                                                               2.9
Thereafter                                                                                                         2.8
                                                                                                        --------------
Total minimum lease payments                                                                            $         53.5
                                                                                                        ==============

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

(IN MILLIONS)
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


Media Advertising: The Company has committed to purchase $27.0 million of airtime for both national and regional television advertising in fiscal 2000.

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


GENERAL

The Company has accrued $10.2 million at September 30, 1999 for the environmental matters described in Note 15. The significant components of the accrual are: (i) costs for site remediation of $6.9 million; (ii) costs for asbestos abatement of $2.8 million; and (iii) fines and penalties of $0.5 million. The significant portion of the costs accrued as of September 30, 1999 are expected to be paid in fiscal 2000 and 2001, however payments are expected to be made through fiscal 2003 and possibly for a period thereafter.

The Company believes that the amounts accrued as of September 30, 1999 are adequate to cover its known environmental expenses based on current facts and estimates of likely outcome. However, the adequacy of these accruals is based on several significant assumptions:

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

NOTE 17. OTHER EXPENSE (INCOME)

Other expense (income) consisted of the following for the fiscal years ended September 30:

(IN MILLIONS)                                                                 1999             1998             1997
-------------                                                                 ----             ----             ----

Royalty income                                                            $       (4.0)    $        (3.4)  $        (2.0)
Asset valuation and write-off charges                                              1.2               2.3             6.0
Foreign currency losses                                                            0.1               2.5              -
Other, net                                                                        (0.9)             (0.1)            1.2
                                                                          ------------     -------------   -------------
Total                                                                     $       (3.6)    $         1.3   $         5.2
                                                                          =============    =============   =============

During fiscal 1997, the Company recorded charges of $6.0 million to write-down certain long-lived assets to their estimated fair value. The components of these charges were as follows:


- A charge of $2.2 million to write-off the carrying value of the Company's peat harvesting facility in Lafayette, New Jersey. As disclosed in Note 15, operations at this facility, which was part of the North American Consumer Segment, were discontinued at the order of the Philadelphia District of the U.S. Army Corps of Engineers in July 1990. While proceedings with the government are ongoing, the Company does not expect to resume operations at this site. The Lafayette facility contributed operating income to the Company's results of operations of $0.3 million for fiscal 1997.
- A charge of $1.6 million to write-off the carrying value of certain paper packaging equipment that was rendered obsolete by management's decision to convert to plastic packaging. The equipment, which was held in the North American Consumer Segment, was considered to have only nominal value and was subsequently disposed of by the end of the second quarter of fiscal 1998.
- A charge of $0.9 million to write-down the carrying value of the Company's water soluble fertilizer plant in Allentown, Pennsylvania. In fiscal 1997, management determined that the production capacity at this plant was unnecessary after completing the merger transactions with Miracle-Gro in fiscal 1995. The Allentown facility, which produced products for the North American Consumer Segment, was sold in July 1997. The charge reduced the then current carrying value of $3.3 million to its estimated net realizable value of $2.4 million. The final selling price for the plant did not differ materially from that used to determine the charge.
- A charge of $0.7 million to write-off the carrying value of certain spreader molding equipment that was considered obsolete. In fiscal 1997, management elected to upgrade the production line at its spreader manufacturing facility in Carlsbad, California. In connection with this change, certain production equipment used by the North American Consumer Segment was unusable and was disposed of in fiscal 1997.
- A charge of $0.6 million to write-off the carrying value of certain software costs that had been deferred under an ERP implementation project. In fiscal 1997, management elected to change the software platform that would be used for the Company's ERP project. Software costs that had been deferred while configuring and installing the previous software were determined to have no future benefit and were written-off. These deferred costs were reported as corporate assets prior to their write-off.


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


In December 1999, the Securities and Exchange Commission issued SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This staff accounting bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes its annual accounting policies are consistent with the staff's views. The Company will be required, however, to conform its interim period revenue recognition policies for the commission under the Roundup(R) marketing agreement to be consistent with the staff's views. In fiscal 1999, the Company recognized commission income during interim periods based on the estimated percentage of EBIT that would be payable to the Company as commission for the year, net of the annual contribution payment, applied to the actual EBIT for the Roundup business for the interim period. Commission income recorded for the full year is calculated by applying the threshold commission structure for that year to the actual EBIT of the Roundup business for the year, net of the annual contribution payment. Under the provisions of SAB 101, the Company will not recognize commission income until actual Roundup EBIT reaches the first commission threshold for that year. The Company is not required to adopt the interim period revenue recognition policies until the first quarter of the fiscal year ending September 30, 2001 as permitted by the staff accounting bulletin, however the Company anticipates early adoption for fiscal 2000.


NOTE 19. SUPPLEMENTAL CASH FLOW INFORMATION

(IN MILLIONS)                                                                 1999             1998             1997
-------------                                                                 ----             ----             ----
Interest paid (net of amount capitalized)                                 $       63.6     $        31.5   $        24.2
Income taxes paid                                                                 50.3              38.6            20.5
Dividends declared not paid                                                                          2.5              --
Businesses acquired:
  Fair value of assets acquired, net of cash                                     691.2             197.3           115.8
  Liabilities assumed                                                           (149.3)            (45.9)          (69.2)
                                                                          ------------     -------------   -------------
  Net assets acquired                                                            541.9             151.4            46.6
  Cash paid                                                                        4.8               0.4              --
  Notes issued to seller                                                          35.7                --              --
  Debt issued                                                                    501.4             151.0            46.6

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

                                                     N.A.
(IN MILLIONS)                                      CONSUMER  PROFESSIONAL INTERNATIONAL      CORPORATE          TOTAL

Sales:
                                    1999         $ 1,097.0    $   159.4    $    391.9                      $    1,648.3
                                    1998             733.7        179.4         199.9                           1,113.0
                                    1997             619.2        165.5         114.6                             899.3

Operating Income (Loss):
                                    1999         $   234.6    $    23.6    $     53.0      $     (115.1)   $      196.1
                                    1998             126.5         23.5          30.0      $      (85.9)           94.1
                                    1997             108.4         22.4          20.4             (56.4)           94.8
Operating Margin:
                                    1999             21.4%        14.8%         13.5%              nm             11.9%
                                    1998              17.2         13.1          15.0              nm              8.5%
                                    1997              17.5         13.5          17.8              nm              10.5
Depreciation and Amortization:
                                    1999         $    35.9          3.3    $     15.1               5.9    $       60.2
                                    1998              24.1          2.7           7.7               3.3            37.8
                                    1997              21.2          3.1           2.9               3.2            30.4

Capital Expenditures:
                                    1999         $    22.5          5.7    $     10.6      $       27.9    $       66.7
                                    1998              19.6          9.2           5.1               7.4            41.3
                                    1997              16.5          5.5           2.0               4.6            28.6
Long-Lived Assets:
                                    1999             649.0         98.5         322.7              57.7         1,127.9
                                    1998             391.3        103.1         169.2               4.4           668.0

Total Assets:
                                    1999           1,010.1        176.9         496.7              85.9         1,769.6
                                    1998             581.8        182.6         246.0              24.8         1,035.2

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

The Notes are general obligations of the Company and are guaranteed by all of the existing wholly-owned, domestic subsidiaries (and all future wholly-owned, significant (as defined in Regulation S-X) domestic subsidiaries of the Company. These subsidiary guarantors jointly and severally guarantee the Company's obligations under the Notes. The guarantees represent full and unconditional general obligations of each subsidiary that are subordinated in right of payment to all existing and future senior debt of that subsidiary but are senior in right of payment to any future junior subordinated debt of that subsidiary.


The following information presents consolidating Statements of Operations, Statements of Cash Flows and Balance Sheets for the three years ended September 30, 1999


Separate audited financial statements of the individual guarantor subsidiaries have not been provided because management does not believe they would be meaningful to investors.

STATEMENT OF OPERATIONS

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999 (IN MILLIONS)



                                                            SUBSIDIARY          NON-
                                              PARENT        GUARANTORS       GUARANTORS     ELIMINATIONS     CONSOLIDATED

Sales                                      $     831.6      $     410.9     $    405.8                        $   1,648.3
Cost of sales                                    515.2            249.3          224.6                   .          989.1
                                           -----------      -----------     ----------        ------------    -----------
Gross profit                                     316.4            161.6          181.2                              659.2


Gross commission earned from
   agency agreement                               28.6              1.2            0.5                               30.3
Costs associated with agency agreement             1.6                                                                1.6
                                           -----------                                                        -----------
   Net commission earned from
       Agency agreement                           27.0                                                               28.7

Advertising and promotion                        101.5             38.7           48.8                              189.0
Selling, general and administrative              174.3             18.8           88.1                              281.2
Amortization of goodwill and other
   intangibles                                     5.1              9.4            9.3                               23.8
Restructuring and other charges                    1.4                                                                1.4
Equity income                                    (55.7)                                             55.7
Intracompany allocations                         (19.7)            13.1            6.6
Other expense (income),  net                       0.4             (3.3)          (0.7)                  .           (3.6)
                                           -----------      -----------     ----------        ------------    -----------

Income from operations                           136.1             86.1           29.6             (55.7)           196.1
Interest expense                                  55.3              0.2           23.6                   .           79.1
                                           -----------      -----------     ----------        ------------    -----------
Income before income taxes                        80.8             85.9            6.0             (55.7)           117.0
Income taxes                                      11.7             34.2            2.0                   .           47.9
                                           -----------      -----------     ----------        ------------    -----------
Income before extraordinary item                  69.1             51.7            4.0             (55.7)            69.1
Extraordinary loss on early
   extinguishment of debt, net
   of income tax benefit                           5.9               .                                                5.9
                                           -----------      ------------    ----------        -----------     -----------
Net income                                 $      63.2      $      51.7     $      4.0        $     (55.7)    $      63.2
                                           ===========      ===========     ==========        ===========     ===========


STATEMENT OF CASH FLOWS

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999 (IN MILLIONS)

                                                                        SUBSIDIARY      NON-
                                                             PARENT     GUARANTORS   GUARANTORS   ELIMINATIONS CONSOLIDATED

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                               $   63.2     $    51.7    $     4.0    $   (55.7)   $    63.2
   Adjustments to reconcile net income
      to net cash provided by operating activities
   Depreciation                                                 12.9           9.6          6.5                      29.0
   Amortization                                                 12.8           8.5          9.9                      31.2
   Equity income                                               (55.7)                                   55.7
   Extraordinary loss                                            5.9                                                  5.9
   Loss on sale of fixed assets                                  2.7          (1.0)         0.1                       1.8
   Deferred income taxes                                         0.5                                                  0.5
   Changes in assets and liabilities, net of acquired businesses:
      Accounts receivable                                        4.1          19.6                                   23.7
      Inventories                                              (27.9)          6.3                                  (21.6)
      Prepaid and other current assets                         (16.5)          1.9        (10.6)                    (25.2)
      Accounts payable                                          14.8          (0.2)        (3.9)                     10.7
      Accrued taxes and other liabilities                      (10.5)         25.7        (25.4)                    (10.2)
      Other assets                                             (35.4)          0.7         (1.2)                    (35.9)
      Other liabilities                                          9.3          (3.0)        (4.6)                      1.7
   Other, net                                                   (1.4)          0.4          4.4           .           3.4
                                                            --------     ---------    ---------    ----------   ---------
Net cash provided by operating activities                      (21.2)        120.2        (20.8)         0.0         78.2
                                                            --------     ---------    ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property, plant
      and equipment                                            (48.1)         (7.9)       (10.7)                    (66.7)
   Proceeds from sale of equipment                               1.0           0.5                                    1.5
   Investments in acquired businesses,
      net of cash acquired                                    (350.1)                    (156.1)                   (506.2)
   Other                                                        (1.0)          1.5         (0.7)          .          (0.2)
                                                            --------     ---------    ---------    ----------   ---------
Net cash used in investing activities                         (398.2)         (5.9)      (167.5)         0.0       (571.6)
                                                            --------     ---------    ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Gross borrowings under term loans                           260.0                      265.0                     525.0
   Gross repayments under term loans                            (1.0)                      (2.0)                     (3.0)
   Net borrowings under revolving
      and bank lines of credit                                 160.7                      (95.4)                     65.3
   Repayment of outstanding balance on
      old credit facility                                     (241.0)                                              (241.0)
   Issuance of 8 5/8% Senior
      Subordinated Notes                                       330.0                                                330.0
   Extinguishment of 9 7/8% Senior
   Subordinated Notes                                         (107.1)                                              (107.1)
   Settlement of interest rate locks                           (12.9)                                               (12.9)
   Financing and issuance fees                                 (24.1)                                               (24.1)
   Dividends on Class A Convertible
      Preferred Stock                                          (12.1)                                               (12.1)
   Repurchase of treasury shares                               (10.0)                                               (10.0)
   Cash received from exercise of
      stock options                                              3.8                                                  3.8
   Intracompany financing                                       76.7        (109.1)        32.4           .
                                                            --------     ----------   ---------    --------     ---------
Net cash provided by financing activities                      423.0        (109.1)       200.0          0.0        513.9
                                                            --------     ---------    ---------    ---------    ---------

Effect of exchange rate changes on cash                           .             .          (0.8)          .          (0.8)
                                                            ---------    -----------  ---------    ----------   ---------
Net increase (decrease) in cash                                  3.6           5.2         10.9          0.0         19.7
Cash and cash equivalents, beginning of period                   4.9          (2.1)         7.8          0.0         10.6
                                                            --------     ---------    ---------    ---------    ---------
Cash and cash equivalents, end of period                    $    8.5     $     3.1    $    18.7    $     0.0    $    30.3
                                                            ========     =========    =========    =========    =========


BALANCE SHEET

AS OF SEPTEMBER 30, 1999 (IN MILLIONS, EXCEPT SHARE INFORMATION)


                                                                        SUBSIDIARY      NON-
                                                             PARENT     GUARANTORS   GUARANTORS   ELIMINATIONS CONSOLIDATED
ASSETS
Current Assets:
   Cash                                                     $    8.5     $     3.1    $    18.7                 $    30.3
   Accounts receivable, net                                    130.5           1.1         69.8                     201.4
   Inventories, net                                            171.2          72.8         69.2                     313.2
   Current deferred tax asset                                   28.1           0.5          0.7                      29.3
   Prepaid and other assets                                     43.6           3.7         20.2           .          67.5
                                                            --------     ---------    ---------    ----------   ---------
         Total current assets                                  381.9          81.2        178.6          0.0        641.7
Property, plant and equipment, net                             156.5          60.3         42.6                     259.4
Intangible assets, net                                         230.3         268.5        295.3                     794.1
Other assets                                                    64.7                        9.7                      74.4
Investment in affiliates                                       706.6                                  (706.6)
Intracompany assets                                             -            294.6           .        (294.6)          .
                                                            -------      ---------    ----------   ---------    --------
         Total assets                                        1,540.0         704.6        526.2     (1,001.2)     1,769.6
                                                            ========     =========    =========    =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Short-term debt                                              26.2           1.5         28.7                      56.4
   Accounts payable                                             86.5           8.4         38.6                     133.5
   Accrued liabilities                                          93.3          27.9         36.5                     157.7
   Accrued taxes                                               (43.8)         60.2          2.9           .          19.3
                                                            --------     ---------    ---------    ----------   ---------
         Total current liabilities                             162.2          98.0        106.7          0.0        366.9
Long-term debt                                                 594.4                      299.2                     893.6
Other liabilities                                               42.1           0.7         23.0                      65.8
Intracompany liabilities                                       289.3            .           5.3       (294.6)         0.0
                                                            --------     ----------   ---------    ---------    ---------
         Total liabilities                                   1,088.0          98.7        434.2       (294.6)     1,326.3
                                                            ========     =========    =========    =========    =========
Commitments and contingencies
Shareholders' equity:
   Class A Convertible Preferred
      Stock, no par value                                      173.9                        -                       173.9
   Investment from parent                                                    413.6         57.4       (471.0)         0.0
   Common shares, no par value per share,
      $.01 stated value per share                                0.2                        -                         0.2
   Capital in excess of par value                              213.9                        -                       213.9
   Retained earnings                                           130.1         192.3         43.3       (235.6)       130.1

   Treasury stock, 2.9 shares at cost                          (61.9)                       -             .         (61.9)

   Accumulated other comprehensive
      income                                                    (4.2)           .          (8.7)          .         (12.9)
                                                            --------     ----------   ---------    ----------   ---------
         Total shareholders' equity                            452.0         605.9         92.0       (706.6)       443.3
                                                            --------     ---------    ---------    ---------    ---------
Total liabilities and shareholders'
   Equity                                                   $1,540.0     $   704.6    $   526.2    $(1,001.2)   $ 1,769.6
                                                            ========     =========    =========    =========    =========

STATEMENT OF OPERATIONS

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998 (IN MILLIONS)


                                                                        SUBSIDIARY      NON-
                                                             PARENT     GUARANTORS   GUARANTORS   ELIMINATIONS CONSOLIDATED

Sales                                                       $  461.3     $   444.6    $   207.1                 $ 1,113.0
Cost of sales                                                  291.6         306.5        116.9           .         715.0
                                                            --------     ---------    ---------    ----------   ---------
Gross profit                                                   169.7         138.1         90.2                     398.0


Advertising and promotion                                       55.8          27.5         21.1                     104.4
Selling, general and administrative                            101.4          24.5         44.0                     169.9
Amortization of goodwill and other
intangibles                                                      0.1           8.8          4.0                      12.9
Restructuring and other charges                                               12.9          2.5                      15.4
Equity income                                                  (37.7)                                   37.7
Intracompany allocations                                       (11.6)         10.3          1.3
Other expenses, net                                              5.7          (4.7)         0.3           .           1.3
                                                            --------     ----------   ---------    ----------   ---------
Income from operations                                          56.0          58.8         17.0        (37.7)        94.1
Interest expense                                                20.5           0.6         11.1           .          32.2
                                                            --------     ---------    ---------    ----------   ---------
Income before income taxes                                      35.5          58.2          5.9        (37.7)        61.9
Income taxes                                                    (1.5)         24.0          2.4           .          24.9
                                                            --------     ---------    ---------    ----------   ---------
Income before extraordinary item                                37.0          34.2          3.5        (37.7)        37.0
Extraordinary loss on early

   extinguishment of debt, net
   of income tax benefit                                         0.7            .            .            .           0.7
                                                            --------     ----------   ----------   ----------   ---------
Net income                                                  $   36.3     $    34.2    $     3.5    $   (37.7)   $    36.3
                                                            ========     =========    =========    =========    =========

STATEMENT OF CASH FLOWS

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998 (IN MILLIONS)

                                                                        SUBSIDIARY      NON-
                                                             PARENT     GUARANTORS   GUARANTORS   ELIMINATIONS CONSOLIDATED

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                               $   36.3     $    34.2    $     3.5    $   (37.7)   $    36.3
   Adjustments to reconcile net income
      to net cash provided by operating
      activities
   Depreciation                                                  8.2           9.1          4.3                      21.6
   Amortization                                                  2.7           9.1          4.4                      16.2
   Equity income                                               (37.7)                                   37.7
   Extraordinary loss                                            0.7                                                  0.7
   Restructuring and other charges                                            14.4          4.9                      19.3
   Loss on sale of fixed assets                                  2.2           0.1                                    2.3
   Deferred income taxes                                        (2.4)                                                (2.4)
   Changes in assets and liabilities,
      net of acquired businesses:
      Accounts receivable                                       (4.8)         (5.7)         1.9                      (8.6)
      Inventories                                               (3.4)         (1.8)        (0.5)                     (5.7)
      Prepaid and other current assets                          (6.8)          4.6          0.1                      (2.1)
      Accounts payable                                          14.3          (4.6)        (0.9)                      8.8
      Accrued taxes and other liabilities                      (19.1)         10.6         (5.9)                    (14.4)
      Other assets                                                             0.3                                    0.3
      Other liabilities                                         (3.4)          4.1          1.6                       2.3
      Other, net                                                 2.5          (2.5)        (3.6)          .          (3.6)
                                                            --------     ---------    ---------    ----------   ---------
Net cash provided by operating
   activities                                                  (10.7)         71.9          9.8          0.0         71.0
                                                            --------     ---------    ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property, plant
      and equipment                                            (30.9)         (5.0)        (5.4)                    (41.3)
   Proceeds from sale of equipment                               0.2           0.4                                    0.6
   Investments in acquired businesses,
      net of cash acquired                                                   (63.8)       (87.6)                   (151.4)
Net cash used in investing activities                          (30.7)        (68.4)       (93.0)       0.0         (192.1)
                                                            --------     ---------    ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings under
      revolving and bank lines of credit                        67.6                       72.4                     140.0
   Dividends on Class A Convertible
      Preferred Stock                                           (7.3)                                                (7.3)
   Repurchase of common shares                                 (15.3)                                               (15.3)
   Intracompany financing                                       (1.3)         (5.4)         6.7
   Other, net                                                    1.0            .            .            .           1.0
                                                            --------     ----------   ----------   ----------   ---------
Net cash provided by financing activities                       44.7          (5.4)        79.1          0.0        118.4
Effect of exchange rate changes on cash                           .             .           0.3           .           0.3
                                                            ---------    ----------   ---------    ----------   ---------
Net increase (decrease) in cash                                  3.3          (1.9)        (3.8)                     (2.4)
Cash and cash equivalents,
   beginning of period                                           1.6          (0.2)        11.6           .          13.0
                                                            --------     ---------    ---------    ----------   ---------
Cash and cash equivalents,
   end of period                                            $    4.9     $    (2.1)   $     7.8    $     0.0    $    10.6
                                                            ========     =========    =========    =========    =========


BALANCE SHEET

AS OF SEPTEMBER 30, 1998 (IN MILLIONS, EXCEPT SHARE INFORMATION)

                                                                        SUBSIDIARY      NON-
                                                             PARENT     GUARANTORS   GUARANTORS   ELIMINATIONS CONSOLIDATED

ASSETS
Current Assets:
   Cash                                                     $    4.9     $    (2.1)   $     7.8                 $    10.6
      Accounts receivable, net                                  85.2          20.5         40.9                     146.6
      Inventories, net                                          66.5          81.4         29.8                     177.7
      Current deferred tax asset                                20.4           0.4                                   20.8
      Prepaid and other assets                                   8.4           1.7          1.4           .          11.5
                                                            --------     ---------    ---------    ----------   ---------
         Total current assets                                  185.4         101.9         79.9          0.0        367.2
Property, plant and equipment, net                              97.8          68.5         30.7                     197.0
Intangible assets, net                                          12.1         273.0        150.0                     435.1
Other assets                                                    35.0           0.9                                   35.9
Investment in affiliates                                       652.0                                  (652.0)         0.0
Intracompany assets                                               .          219.1          4.5       (223.6)         0.0
                                                            ---------    ---------    ---------    ---------    ---------
         Total assets                                          982.3         663.4        265.1       (875.6)     1,035.2
                                                            ========     =========    =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Short-term debt                                               0.3           1.2         11.8                      13.3
   Accounts payable                                             57.1           8.6         12.1                      77.8
   Accrued liabilities                                          68.2          27.0         29.7                     124.9
   Accrued taxes                                               (26.9)         38.7          4.1           .          15.9
                                                            --------     ---------    ---------    ----------   ---------
         Total current liabilities                              98.7          75.5         57.7          0.0        231.9
Long-term debt                                                 223.0                      136.2                     359.2
Other liabilities                                               30.1          10.2         (0.1)                     40.2
Intracompany liabilities                                       223.6            .            .        (223.6)         0.0
                                                            --------     ----------   ----------   ---------    ---------
         Total liabilities                                     575.4          85.7        193.8       (223.6)       631.3
Commitments and contingencies
Shareholders' equity:
   Class A Convertible Preferred
      Stock, no par value                                      177.3                                                177.3
   Investment from parent                                                    437.1         35.0       (472.1)         0.0
   Common shares, no par value per
      share, $.01 stated value per
      share, issued 21.1 shares in
      1998 and 1997                                              0.2                                                  0.2
   Capital in excess of par value                              208.9                                                208.9
   Retained earnings                                            76.6         140.6         39.3       (179.9)        76.6
   Treasury stock, 2.8 shares at cost                          (55.9)                        .            .         (55.9)
   Accumulated other comprehensive
      income                                                    (0.2)           .          (3.0)          .          (3.2)
                                                            --------     ----------   ---------    ----------   ---------
         Total shareholders' equity                            406.9         577.7         71.3       (652.0)       403.9
                                                            --------     ---------    ---------    ---------    ---------
Total liabilities and shareholders'
   equity                                                   $  982.3     $   663.4    $   265.1    $  (875.6)   $ 1,035.2
                                                            ========     =========    =========    =========    =========


STATEMENT OF OPERATIONS

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997 (IN MILLIONS)

                                                                        SUBSIDIARY      NON-
                                                             PARENT     GUARANTORS   GUARANTORS   ELIMINATIONS CONSOLIDATED

Sales                                                       $  393.6     $   391.1    $   114.6                 $   899.3
Cost of sales                                                  248.8         266.4         58.4           .         573.6
                                                            --------     ---------    ---------    ----------   ---------
Gross profit                                                   144.8         124.7         56.2                     325.7


Advertising and promotion                                       47.3          26.9          9.7                      83.9
Selling, general and administrative                             79.6          25.4         26.6                     131.6
Amortization of goodwill and other
   Intangibles                                                   0.1           8.7          1.4                      10.2
Equity income                                                  (29.8)                                   29.8
Intracompany allocations                                        (0.3)                       0.3
Other expenses (income), net                                    (4.9)          9.6          0.5           .           5.2
                                                            --------     ---------    ---------    ----------   ---------
Income from operations                                          52.8          54.1         17.7        (29.8)        94.8
Interest expense (income)                                       21.1          (0.3)         4.4           .          25.2
                                                            --------     ---------    ---------    ----------   ---------
Income before income taxes                                      31.7          54.4         13.3        (29.8)        69.6
Income taxes                                                    (7.8)         32.2          5.7           .          30.1
                                                            --------     ---------    ---------    ----------   ---------
Net income                                                  $   39.5     $    22.2    $     7.6    $   (29.8)   $    39.5
                                                            ========     =========    =========    =========    =========


STATEMENT OF CASH FLOWS

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997 (IN MILLIONS)

                                                                        SUBSIDIARY      NON-
                                                             PARENT     GUARANTORS   GUARANTORS   ELIMINATIONS CONSOLIDATED

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                               $   39.5     $    22.2    $     7.6    $   (29.8)   $    39.5
   Adjustments to reconcile net income
      to net cash provided by operating
      activities
      Depreciation                                               7.8           7.9          0.9                      16.6
      Amortization                                               2.6           9.8          1.4                      13.8
      Equity income                                            (29.8)                                   29.8          0.0
      Loss (gain) on sale of fixed assets                        4.0           1.6                                    5.6
      Deferred income taxes                                     (1.5)                                                (1.5)
      Changes in assets and liabilities,
      net of acquired businesses:
         Accounts receivable                                     7.3          (0.8)        11.8                      18.3
         Inventories                                             6.0           4.0          7.3                      17.3
         Prepaid and other current assets                       (3.8)          3.8          0.4                       0.4
         Accounts payable                                        4.5           0.6         (4.0)                      1.1
         Accrued taxes and other liabilities                    (8.3)         21.5         (0.5)                     12.7
         Other assets                                           (1.3)          2.6                                    1.3
         Other liabilities                                       2.1          (2.0)        (0.2)                     (0.1)
      Other, net                                                 1.9          (2.2)        (3.6)          .          (3.9)
                                                            --------     ---------    ---------    ----------   ---------
Net cash provided by operating
   activities                                                   31.0          69.0         21.1          0.0        121.1
                                                            --------     ---------    ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property, plant
      and equipment                                            (22.5)         (4.7)        (1.4)                    (28.6)
   Proceeds from sale of equipment                                             2.6          0.1                       2.7
   Investments in acquired businesses                                                     (46.6)                    (46.6)
   Dividends from non-guarantors                                 8.9                                    (8.9)         0.0
Net cash used in investing activities                          (13.6)         (2.1)       (47.9)        (8.9)       (72.5)
                                                            --------     ---------    ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (repayments) under
      revolving and bank lines of credit                       (71.9)                      34.6                     (37.3)
   Dividends on Class A Convertible
   Preferred Stock                                              (9.8)                                                (9.8)
   Dividends to parent                                                                     (8.9)         8.9          0.0
   Intracompany financing                                       59.9         (67.0)         7.1                       0.0
   Other, net                                                    1.5          (0.6)          .            .           0.9
                                                            --------     ---------    ----------   ----------   ---------
Net cash provided by (used in)
   financing activities                                        (20.3)        (67.6)        32.8          8.9        (46.2)

Effect of exchange rate changes on cash                           .             .           0.0           .           0.0
                                                            ---------    ----------   ---------    ----------   ---------
Net increase (decrease) in cash                                 (2.9)         (0.7)         6.0          0.0          2.4
Cash and cash equivalents,
beginning of period                                              4.5           0.5          5.6           .          10.6
                                                            --------     ---------    ---------    ----------   ---------
Cash and cash equivalents,
   end of period                                            $    1.6     $    (0.2)   $    11.6    $     0.0    $    13.0
                                                            ========     =========    =========    =========    =========


BALANCE SHEET

AS OF SEPTEMBER 30, 1997 (IN MILLIONS, EXCEPT SHARE INFORMATION)

                                                                        SUBSIDIARY      NON-
                                                             PARENT     GUARANTORS   GUARANTORS   ELIMINATIONS CONSOLIDATED

ASSETS
Current Assets:
   Cash                                                     $    1.6     $    (0.2)   $    11.6                 $    13.0
   Accounts receivable, net                                     80.4           3.9         20.0                     104.3
   Inventories, net                                             63.1          65.5         17.5                     146.1
   Current deferred tax asset                                   19.0                                                 19.0
   Prepaid and other assets                                      1.6           0.8          1.0           .           3.4
                                                            --------     ---------    ---------    ----------   ---------
      Total current assets                                     165.7          70.0         50.1          0.0        285.8
Property, plant and equipment, net                              79.9          55.3         10.9                     146.1
Intangible assets, net                                          15.2         259.5         77.5                     352.2
Other assets                                                     3.3           0.2                                    3.5
Investment in affiliates                                       598.8                                  (598.8)         0.0
Intracompany assets                                               .          211.4          0.3       (211.7)         0.0
                                                            ---------    ----------   ---------    ---------    ---------
      Total assets                                             862.9         596.4        138.8       (810.5)       787.6
                                                            ========     =========    =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Short-term debt                                               1.4           0.1                                    1.5
   Accounts payable                                             42.8           6.8          4.5                      54.1
   Accrued liabilities                                          37.2          10.9          9.7                      57.8
   Accrued taxes                                               (10.1)         30.1          5.9           .          25.9
                                                            --------     ---------    ---------    ----------   ---------
         Total current liabilities                              71.3          47.9         20.1          0.0        139.3
Long-term debt                                                 152.0                       67.8                     219.8
Other liabilities                                               34.4           0.7          4.2                      39.3
Intracompany liabilities                                       211.7            .            .        (211.7)           .
                                                            --------     ----------   ----------   ---------    ---------
         Total liabilities                                     469.4          48.6         92.1       (211.7)       398.4
Commitments and contingencies
Shareholders' equity:
   Class A Convertible Preferred
      Stock, no par value                                      177.3                                                177.3
   Investment from parent                                                    441.4         15.2    (456.6)
   Common shares, no par value per
      share, $.01 stated value per
      share, issued 21.1 shares in

      1998 and 1997                                              0.2                                                  0.2
   Capital in excess of par value                              207.8                                                207.8
   Retained earnings                                            50.1         106.4         35.8       (142.2)        50.1
   Treasury stock, 2.4 shares at cost                          (41.9)                        .                      (41.9)

Accumulated other comprehensive income                            .             .          (4.3)          .          (4.3)
                                                            ---------    ----------   ---------    ----------   ---------
         Total shareholders' equity                            393.5         547.8         46.7       (598.8)       389.2
                                                            --------     ---------    ---------    ---------    ---------
Total liabilities and shareholders' equity                  $  862.9     $   596.4    $   138.8    $  (810.5)   $   787.6
                                                            ========     =========    =========    =========    =========

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

Valuation and qualifying accounts deducted
     from the assets to which they apply:
Inventory reserve                                              $ 12.0     $ 19.0       $ 12.9       $ (13.4)     $  30.5
Allowance for doubtful accounts                                   6.3        3.4         11.1          (4.4)        16.4

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998
                                  (IN MILLIONS)

COLUMN A                                                       COLUMN B   COLUMN C    COLUMN D   COLUMN E    COLUMN F
--------                                                       --------   --------    --------   --------    --------
                                                               BALANCE                ADDITIONS DEDUCTIONS
                                                                  AT                   CHARGED   CREDITED     BALANCE
                                                               BEGINNING  RESERVES       TO         AND       AT END
CLASSIFICATION                                                 OF PERIOD  ACQUIRED     EXPENSE  WRITE-OFFS   OF PERIOD

Valuation and qualifying accounts
     deducted from the assets to which
     they apply: Inventory reserve                             $ 11.8     $  0.5       $  4.8       $  (5.1)     $  12.0
Allowance for doubtful Accounts                                   5.7        0.8          2.6          (2.8)         6.3

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

Valuation and qualifying accounts deducted
     from the assets to which they apply:
Inventory reserve                                              $  8.7     $  2.0       $  8.5       $  (7.4)     $  11.8
Allowance for doubtful accounts                                   4.1        0.9          1.6          (0.9)         5.7

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

EXHIBIT NO.                                DESCRIPTION                                                    LOCATION
4(f) Amendment No. 1 and Consent dated as of                                                *
     October 13, 1999 to the Credit
     Agreement, dated as of December 4, 1998,
     as amended by the Waiver, dated as of
     January 19, 1999, among the Registrant;
     OM Scott International Investments
     Ltd., Miracle Garden Care Limited,
     Scotts Holdings Limited, Hyponex
     Corporation, Scotts Miracle-Gro
     Products, Inc., Scotts-Sierra
     Horticultural Products Company, Republic
     Tool & Manufacturing Corp.,
     Scotts-Sierra Investments, Inc. Scotts
     France Holdings SARL, Scotts Holding
     GmbH, Scotts Belgium 2 BVBA, The Scotts
     Company (UK) LTD., Scotts Canada Ltd.,
     Scotts Europe B.V., ASEF B.V. and other
     subsidiaries of the Registrant who are
     also borrowers from time to time; the
     lenders party thereto; The Chase
     Manhattan Bank as Administrative Agent;
     Salomon Smith Barney, Inc. as
     Syndication Agent; Credit Lyonnais
     Chicago and NBD Bank as Co-Documentation
     Agents; and Chase Securities Inc. as
     Lead Arranger and Book Manager

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

EXHIBIT NO.                                DESCRIPTION                                                    LOCATION
10(q) Letter Agreement, dated July 21, 1999,                                                *
      between the Registrant and David D. Harrison

10(r) Contract of Employment dated February 28, 1986,                                       *
      between Rhodic (assumed by Scotts France SAS)
      and Christian Ringuet

10(s) Employment Agreement, dated August 1, 1995,                                           *
      between Scotts Europe B.V. and Laurens J.M. de Kort

10(t) Service Agreement, dated September 9, 1998,                                           *
      between Levington Horticulture Limited (nka The
      Scotts Company (UK) Ltd.) and Nicholas Kirkbride

10(u) Exclusive Distributor Agreement--Horticulture,                                        Incorporated herein by
      effective as of June 22, 1998, between                                                reference to the
      the Registrant and AgrEvo USA                                                         Registrant's Annual
                                                                                            Report on Form 10-K
                                                                                            for the fiscal year
                                                                                            ended September 30, 1998
                                                                                            (File No. 1-11593)
                                                                                            [Exhibit 10(v)]

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


* Previously filed.


** Certain portions of this Exhibit have been omitted based upon a request for confidential treatment filed with the Securities and Exchange Commission ("SEC"). The non-public information has been filed separately with the SEC in connection with that request.