Form 10-Q/A
period 2000-01-01
SCOTTS COMPANY
filed 2000-12-07
CIK 825542

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

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)


                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                                         JANUARY 1,       JANUARY 2,
                                                                           2000             1999
                                                                         (restated)
                                                                         ----------        -------


Net sales                                                                 $191.5           $184.4
Cost of sales                                                              117.6            119.7
                                                                          -------          -------
Gross profit                                                                73.9             64.7

  Gross commission earned from agency agreement                              0.3              5.0
  Costs associated with agency agreement                                     3.7              0.4
                                                                          -------          -------
  Net commission earned from agency agreement                               (3.4)             4.6

Operating expenses:
  Advertising and promotion                                                 23.7             16.7
  Selling, general and administrative                                       68.1             53.9
  Amortization of goodwill and other intangibles                             5.5              4.5
  Restructuring and other charges                                             --              1.4
  Other expense (income), net                                                1.3             (0.1)
                                                                          -------          -------
Loss from operations                                                       (28.1)            (7.1)
Interest expense                                                            23.7              9.8
                                                                          -------          -------
Loss before income taxes                                                   (51.8)           (16.9)
Income tax benefit                                                         (21.0)            (6.9)
                                                                          -------          -------
Net loss before extraordinary item                                         (30.8)           (10.0)
Extraordinary loss on early extinguishment of debt,
  net of tax                                                                  --              0.4
                                                                          -------          -------
Net loss                                                                   (30.8)           (10.4)
Payments to preferred shareholders                                           6.4              2.4
                                                                          -------          -------
Loss applicable to common shareholders                                    $(37.2)          $(12.8)
                                                                          =======          =======
Basic earnings per common share:
  Before extraordinary item                                               $ (1.32)         $  (.68)
  Extraordinary item, net of tax                                               --             (.02)
                                                                          -------          -------
                                                                            (1.32)            (.70)
                                                                          -------          -------
Diluted earnings per common share:
  Before extraordinary item                                               $ (1.32)         $  (.68)
  Extraordinary item, net of tax                                               --             (.02)
                                                                          -------          -------
                                                                            (1.32)            (.70)
                                                                          -------          -------
Common shares used in basic earnings per share
  calculation                                                               28.2             18.3
                                                                          =======          =======
Common shares and potential common shares used in
  diluted earnings per share calculation                                    28.2             18.3
                                                                          =======          =======



See notes to condensed, consolidated financial statements

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                                    THREE MONTHS ENDED
                                                                                    ------------------
                                                                               JANUARY 1,          JANUARY 2,
                                                                                 2000                1999
                                                                               (restated)
                                                                                -------             -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $ (30.8)            $ (10.4)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                                  17.0                11.8
    Net change in certain components of working capital                          (150.9)             (134.9)
    Net change in other assets and liabilities and
      other adjustments                                                            (4.6)              (29.9)
                                                                                -------             -------
         Net cash used in operating activities                                   (169.3)             (163.4)
                                                                                -------             -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property, plant and equipment                                      (7.2)              (13.8)
  Investment in acquired businesses, net of cash acquired                            --              (160.7)
  Other, net                                                                         --                (7.6)
                                                                                 -------            -------
         Net cash used in investing activities                                     (7.2)             (182.1)
                                                                                -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under revolving and bank lines
    of credit                                                                     202.1                88.6
  Gross borrowings under term loans                                                  --               525.0
  Gross repayments under term loans                                                (6.3)                 --
  Repayment of outstanding balance on previous
    credit facility                                                                  --              (241.0)
  Settlement of interest rate locks                                                  --               (15.2)
  Financing and issuance fees                                                        --               (10.2)
  Payments to preferred shareholders                                               (6.4)               (4.9)
  Repurchase of treasury shares                                                   (21.0)                 --
  Other, net                                                                       (5.6)                0.9
                                                                                -------             -------
         Net cash provided by financing activities                                162.8               343.2
                                                                                -------             -------
Effect of exchange rate changes on cash                                            (0.8)               (0.1)
                                                                                -------             -------
Net decrease in cash                                                              (14.5)               (2.4)
Cash and cash equivalents at beginning of period                                   30.3                10.6
                                                                                -------             -------
Cash and cash equivalents at end of period                                      $  15.8             $   8.2
                                                                                =======             =======
SUPPLEMENTAL CASH FLOW INFORMATION:

Investment in Acquired Businesses:
    Fair value of assets acquired, net of cash                                                      $ 259.1
    Liabilities assumed                                                                               (67.3)
                                                                                                    -------
    Net assets acquired                                                                               191.8
    Notes issued to seller                                                                             35.7
    Cash paid                                                                                           4.8
    Debt issued                                                                                       151.3




See notes to condensed, consolidated financial statements

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                     CONDENSED, CONSOLIDATED BALANCE SHEETS
                     (IN MILLIONS, EXCEPT SHARE INFORMATION)

                                     ASSETS


                                                                   UNAUDITED
                                                          ----------------------------
                                                          JANUARY 1,        JANUARY 2,     SEPTEMBER 30,
                                                            2000              1999             1999
                                                          (restated)
                                                          --------          --------         --------

Current assets:
  Cash and cash equivalents                               $   15.8          $    8.2         $   30.3
  Accounts receivable, less allowances of
    $17.5, $8.6 and $16.4, respectively                      225.3             206.7            201.4
  Inventories, net                                           442.1             298.2            313.2
  Current deferred tax asset                                  28.6              31.4             29.3
  Prepaid and other assets                                    60.3              21.5             67.5
                                                          --------          --------         --------
         Total current assets                                772.1             566.0            641.7
                                                          --------          --------         --------
Property, plant and equipment, net                           256.0             208.9            259.4
Intangible assets, net                                       774.0             608.6            794.1
Other assets                                                  72.7              62.0             74.4
                                                          --------          --------         --------
         Total assets                                     $1,874.8          $1,445.5         $1,769.6
                                                          ========          ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt                                         $  120.4          $   24.4         $   56.4
  Accounts payable                                           149.5             112.5            133.5
  Accrued liabilities                                        153.0             111.5            177.0
                                                             -----             -----            -----
         Total current liabilities                           422.9             248.4            366.9
Long-term debt                                             1,006.5             754.8            893.6
Other liabilities                                             63.5              51.2             65.8
                                                          --------          --------         --------
         Total liabilities                                 1,492.9           1,054.4          1,326.3
                                                          --------          --------         --------
Commitments and contingencies
Shareholders' equity:
  Class A Convertible Preferred Stock, no
    par value                                                  --              177.3            173.9
  Common shares, no par value per share,
    $.01 stated value per share, issued 31.4,
    21.1 and 21.3, respectively                                0.3               0.2              0.2
  Capital in excess of par value                             387.9             208.9            213.9
  Retained earnings                                           92.9              63.8            130.1
  Treasury stock, 3.4, 2.8, and 2.9 shares,
    respectively, at cost                                    (82.9)            (55.5)           (61.9)
  Accumulated other comprehensive expense                    (16.3)             (3.6)           (12.9)
                                                          --------          --------         --------
         Total shareholders' equity                          381.9             391.1            443.3
                                                          --------          --------         --------
         Total liabilities and shareholders'
           equity                                         $1,874.8          $1,445.5         $1,769.6
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


2.       RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

         The Company has restated its financial statements as of and for the three months ended January 1, 2000. As disclosed in Note 3 to these financial statements, the Company paid Monsanto Company ("Monsanto") a marketing fee of $32 million in connection with the Roundup Agency and marketing Agreement (the "Agreement"). The earnings originally reported for fiscal 1999 and the first quarter of fiscal 2000 reflected amortization of the marketing fee over a period of 20 years. However, the Company believes that it is unlikely that the Agreement will continue beyond ten years. Accordingly, the financial statements as of and for the three months ended January 1, 2000 have been restated to correct for the error in the amortization period and now reflect amortization of the marketing fee over a period of ten years.

         "Costs associated with agency agreement" in the Company's Statements of Operations for the first quarter of fiscal 2000 have been restated to reflect the additional amortization of $1.6 million that was not recognized in fiscal 1999 and $0.4 million representing one-quarter of the additional amortization to be recognized in fiscal 2000. The Balance Sheet as of January 1, 2000 and the Statements of Cash Flows for the three months ended January 1, 2000 have been restated for this correction. The impact of this restatement on the Company's financial results as originally reported is summarized below:

                                             As reported         As restated

         Net loss                            $(29.6)             $(30.8)
         Basic earnings per common share     $(1.28)             $(1.32)
         Diluted earnings per common share   $(1.28)             $(1.32)
         Retained earnings, end of period    $ 94.1              $ 92.9


3.       AGENCY AGREEMENT

         Effective September 30, 1998, the Company entered into an agreement with Monsanto Company for exclusive international marketing and agency rights to Monsanto's consumer Roundup herbicide products. Under the terms of the agreement, the Company is entitled to receive an annual commission from Monsanto in consideration for the performance of its duties as agent. The annual commission is calculated as a percentage of the actual earnings before interest and income taxes (EBIT), as defined in the agreement of the Roundup business. Each year's percentage varies in accordance with the terms of the agreement based on the achievement of two earnings thresholds and commission rates that vary by threshold and program year.

         The agreement requires the Company to make fixed annual payments to Monsanto as a contribution against the overall expenses of the Roundup business. The annual fixed payment is defined as $20 million, however portions of the annual payments of the first three years of the agreement are deferred. No payment was required for the first year (fiscal 1999), a payment of $5 million is required for the second year and a payment of $15 million is required for the third year so that a total of $40 million of the contribution payments are deferred. Beginning in the fifth year of the agreement, the annual payments to Monsanto increase to at least $25 million, which include per annum charges at 8%. The annual payments may be increased above $25 million if certain significant earnings targets are achieved. If all of the deferred contribution amounts are paid prior to 2018, the annual contribution payments revert to $20 million. Regardless of whether the deferred contribution amounts are paid, all contribution payments cease entirely in 2018.

         The Company is recognizing a charge each year associated with the annual contribution payments equal to the required payment for that year. The Company is not recognizing a charge for the portions of the contributions payments that are deferred with such time that those deferred amounts are paid. The Company considers this method of accounting for the contribution payments to be appropriate after consideration of the likely term of the agreement, the Company's ability to terminate the agreement without paying the deferred amounts and the fact that approximately $18.6 million of the deferred amounts are never paid even if the agreement is not terminated prior to 2018 unless significant earnings targets are exceeded.

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

         The Company's conclusion is not free from challenge and, in fact, would likely be challenged if the Company were to terminate the agreement. If it were determined that, upon termination, the Company must pay any remaining deferred contribution amounts and related per annum charges, the resulting charge to earnings could have a material impact on the Company's results of operations and financial position. At January 1, 2000, contribution payments and related per annum charges of approximately $24.9 million had been deferred under the agreement. This amount is considered a contingent obligation and has not been reflected in the financial statements as of and for the three months then ended.

         Monsanto has disclosed that it is accruing the $20 million fixed contribution fee per year beginning in the fourth quarter of Monsanto's fiscal year 1998, plus interest on the deferred portion.

         The agreement has a term of seven years for all countries within the European Union. For countries outside the European Union the agreement continues indefinitely unless terminated by either party. The agreement provides Monsanto with the right to terminate the agreement for an event of default (as defined in the agreement) by the Company or a change in control of Monsanto or sale of the Roundup business. The agreement provides the Company with the right to terminate the agreement for an event of default by Monsanto or the sale of the Roundup business. Unless Monsanto terminates the agreement for an event of default by the Company or the Company terminates the agreement pursuant to a sale of the Roundup business Monsanto is required to pay a termination fee to the Company that varies by program year. The termination fee is $150 million for each of the first five program years and declines to a minimum of $16 million for program years 11 through 20.

         In consideration for the rights granted to the Company under the agreement for North America, the Company was required to pay a marketing fee of $32 million to Monsanto. The Company has deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the agreement and is amortizing the balance over ten years, which is the estimated likely term of the agreement.

         In fiscal 1999, the Company recognized commission income under the agreement during interim periods based on the estimated percentage of EBIT that would be payable to the Company as commission for the year applied to the actual EBIT for the Roundup business for the interim period. Commission income recorded for the full year is calculated by applying the threshold commission structure for that year to the actual EBIT of Roundup business for the year, net of the annual contribution payment. Beginning with the first quarter of fiscal 2000, the Company has adopted SEC Staff Accounting Bulletin No. 101. "Revenue
         Recognition in Financial Statements". Accordingly, the Company will not recognize commission income in fiscal 2000 until actual Roundup EBIT reaches the first commission threshold for the year. The annual contribution payment is recognized evenly throughout the year.


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

6.       INVENTORIES

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

7.       INTANGIBLE ASSETS, NET

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

8.       LONG-TERM DEBT


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
                                        =======         =====         =====


         On December 4, 1998, the Company and certain of its subsidiaries entered into a credit facility which provides for borrowings in the aggregate principal amount of $1.025 billion and consists of term loan facilities in the aggregate amount of $525 million and a revolving credit facility in the amount of $500 million. Financial covenants included as part of the facility include, amongst others, minimum net worth, interest coverage and net leverage ratios. At January 1, 2000, the Company was in violation of the minimum net worth covenant. On February 15, 2000, the Company obtained a waiver of its first quarter violation. The waiver precludes the bank group from calling the borrowings under the credit facility based on the first quarter violation but does not waive any future covenant violations.


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


9.       EARNINGS PER COMMON SHARE



         The following table presents information necessary to calculate basic and diluted earnings per common share ("EPS"). For each period presented, basic and diluted EPS are equal since common share equivalents (stock options, Class A Convertible Preferred Stock and warrants) outstanding for each period were anti-dilutive and thus not considered in the diluted earnings per common share calculations. The Company did not include 2.1 million and 11.8 million potentially dilutive shares in its diluted earnings per share calculation for the three months ended January 1, 2000 and January 2, 1999, respectively, because to do so would have been anti-dilutive.





                                                      THREE MONTHS ENDED
                                                      ------------------
                                                  JANUARY 1,     JANUARY 2,
                                                     2000          1999
                                                  (restated)
                                                    ------        ------

         Net loss before extraordinary item        $(30.8)        $(10.0)
         Extraordinary item, net of tax                --            0.4
                                                   ------         ------
         Net loss                                   (30.8)         (10.4)
         Payments to preferred shareholders          (6.4)          (2.4)
                                                   ------         ------
         Loss applicable to common shareholders    $(37.2)        $(12.8)
                                                   ======         ======
         Weighted-average common shares
           outstanding during the period             28.2           18.3
                                                   ======         ======
         Basic and diluted earnings per common
           share before extraordinary item         $(1.32)        $ (.68)
         Extraordinary item, net of tax            $   --         $ (.02)
                                                   ------         ------
         Basic and diluted earnings per common
           share                                   $(1.32)        $ (.70)
                                                   ======         ======

10.      STATEMENT OF COMPREHENSIVE INCOME

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

                                                      THREE MONTHS ENDED
                                                      ------------------
                                                  JANUARY 1,     JANUARY 2,
                                                     2000           1999
                                                  (restated)
                                                    ------         ------

         Net loss                                  $(30.8)        $(10.4)
         Other comprehensive income (expense):
           Foreign currency translation
            adjustments                              (3.4)          (0.4)
                                                    -----          -----
         Comprehensive income (expense)            $(34.2)        $(10.8)
                                                    =====          =====

11.      CONTINGENCIES

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

12.      CONVERSION OF PREFERRED STOCK

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

13.      NEW ACCOUNTING STANDARDS

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

14.      SEGMENT INFORMATION

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

         The following table presents segment financial information in accordance with SFAS No. 131. "Disclosures about Segments of an Enterprise and Related Information". Pursuant to that statement, the presentation of the segment financial information is consistent with the basis used by management (i.e., certain costs not allocated to business segments for internal management reporting purposes are not allocated for purposes of this presentation). Amounts as of and for the three months ended January 1, 2000 have been restated as discussed in
         Note 2.


                                                 N.A.                                     OTHER/
         (in millions)                          CONSUMER    PROFESSIONAL   INTERNATIONAL  CORPORATE        TOTAL
         -------------                          --------    ------------   -------------  ---------        -----
        Sales:
                                  Q1 2000       $ 101.6       $ 23.6          $ 66.3                     $  191.5
                                  Q1 1999       $  72.8       $ 32.5          $ 79.1                     $  184.4

        Operating Income (Loss):
                                  Q1 2000       $  (6.9)      $ (0.3)         $ (1.9)        $(19.0)     $  (28.1)
                                  Q1 1999          (2.0)        (0.6)            9.5          (14.0)         (7.1)

        Operating Margin:
                                  Q1 2000          (6.8%)       (1.3%)          (2.9%)         nm           (14.7%)
                                  Q1 1999          (2.7%)       (1.8%)          12.0%          nm            (3.9%)

        Total Assets:
                                  Q1 2000       1,075.7        200.9           508.6           89.6       1,874.8
                                  Q1 1999         661.4        194.0           535.1           55.0       1,445.5

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



         The Notes are general obligations of the Company and are guaranteed by all of the existing wholly-owned domestic subsidiaries and all future wholly-owned, significant (as defined in Regulation S-X) domestic subsidiaries of the Company. These subsidiary guarantors jointly and severally guarantee the Company's obligations under the Notes. The guarantees represent full and unconditional general obligations of each subsidiary that are subordinated in right of payment to all existing and future senior debt of that subsidiary but are senior in right of payment to any future junior subordinated debt of that subsidiary. The following unaudited information presents consolidating Statements of Operations, Statements of Cash Flows and Balance Sheets for the three month periods ended January 1, 2000 and January 2, 1999.

         Separate unaudited financial statements of the individual guarantor subsidiaries have not been provided because management does not believe they would be meaningful to investors.

STATEMENT OF OPERATIONS


FOR THE THREE MONTHS ENDED JANUARY 1, 2000 (in millions)
(Unaudited and restated)


                                                                      SUBSIDIARY     NON-
                                                            PARENT    GUARANTORS   GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                          ----------  ----------   ----------  ------------  ------------

Sales                                                       $ 80.3      $ 42.1       $ 69.1                      $191.5
Cost of sales                                                 51.1        27.9         38.6                       117.6
                                                            ------      ------       ------       ------         ------
Gross profit                                                  29.2        14.2         30.5           --           73.9

Gross commission earned from agency agreement                  0.3                                                  0.3
Contribution expenses under agency agreement                   3.7                                                  3.7
                                                            ------      ------       ------       ------         ------
  Net commission earned from agency agreement                 (3.4)         --           --           --           (3.4)

Operating Expenses:
 Advertising and promotion                                    10.7         4.1          8.9                        23.7
 Selling, general and administration                          38.9         5.1         24.1                        68.1
 Amortization or goodwill and other
   intangibles                                                 1.1         2.1          2.3                         5.5
 Equity income in non-guarantors                               5.4                                  (5.4)            --
 Intracompany allocations                                     (1.9)        0.6          1.3                          --
 Other expense (income), net                                   2.3        (0.9)        (0.1)                        1.3
                                                            ------      ------       ------       ------         ------
Income (loss) from operations                                (30.7)        3.2         (6.0)         5.4          (28.1)
Interest expense                                              17.6        (0.1)         6.2                        23.7
                                                            ------      ------       ------       ------         ------
Income (loss) before income taxes                            (48.3)        3.3        (12.2)         5.4          (51.8)
Income taxes                                                 (17.5)        1.5         (5.0)                      (21.0)
                                                            ------      ------       ------       ------         ------
Net income (loss)                                           $(30.8)        1.8         (7.2)         5.4          (30.8)
                                                            ======      ======       ======       ======         ======



STATEMENT OF CASH FLOWS


FOR THE THREE MONTH PERIOD ENDED JANUARY 1, 2000 (in millions)
(Unaudited and restated)


                                                               SUBSIDIARY          NON-
                                                    PARENT     GUARANTORS       GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                  ----------   ----------       ----------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                              $   (30.8)   $     1.8        $   (7.2)        $     5.4       $  (30.8)
   Adjustments to reconcile net loss
      to net cash used in operating
      activities:
   Depreciation and amortization                        8.8          4.5             3.7                             17.0
   Equity income in non-guarantors                      5.4                                           (5.4)            --
   Net change in certain components of
      working capital                                 (84.6)       (45.2)          (21.1)                          (150.9)
   Net changes in other assets and
      liabilities and other adjustments                (1.0)        (0.8)           (2.8)                            (4.6)
                                                  ---------    ---------       ---------         ---------       --------
Net cash used in operating activities                (102.2)       (39.7)          (27.4)               --         (169.3)
                                                  ---------    ---------       ---------         ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property, plant
      and equipment                                    (4.7)        (0.9)           (1.6)                            (7.2)
                                                  ---------    ---------       ---------         ---------       --------
Net cash used in investing activities                  (4.7)        (0.9)           (1.6)               --           (7.2)
                                                  ---------    ---------       ---------         ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under revolving and bank
     lines of credit                                  174.7         (0.2)           27.6                            202.1
  Gross borrowings under term loans                                                                                    --
  Gross repayments under term loans                    (0.5)                        (5.8)                            (6.3)
  Dividends on Class A Convertible
     Preferred Stock                                   (6.4)                                                         (6.4)
  Repurchase of treasury shares                       (21.0)                                                        (21.0)
  Intracompany financing                              (47.0)        39.9             7.1                               --
  Other, net                                            0.2                         (5.8)                            (5.6)
                                                  ---------    ---------       ---------         ---------       --------
Net cash provided by financing activities             100.0         39.7            23.1                            162.8
                                                  ---------    ---------       ---------         ---------       --------

Effect of exchange rate changes on cash                                             (0.8)                            (0.8)
                                                  ---------    ---------       ---------         ---------       --------
Net decrease in cash                                   (6.9)        (0.9)           (6.7)                           (14.5)
Cash and cash equivalents,
   beginning of period                                  8.5          3.1            18.7                             30.3
                                                  ---------    ---------       ---------         ---------       --------
Cash and cash equivalents,
   end of period                                  $     1.6    $     2.2       $    12.0         $      --       $   15.8
                                                  =========    =========       =========         =========       ========


BALANCE SHEET


AS OF JANUARY 1, 2000 (in millions, except share information)
(Unaudited and restated)


                                                           SUBSIDIARY     NON-
                                               PARENT      GUARANTORS   GUARANTORS  ELIMINATIONS   CONSOLIDATED
                                             ----------    ----------   ----------  ------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents                  $    1.6      $    2.2     $ 12.0                      $   15.8
   Accounts receivable, net                      112.0          32.4       80.9                         225.3
   Inventories, net                              254.7         101.7       85.7                         442.1
   Current deferred tax asset                     28.1           0.5                                     28.6
   Prepaid and other assets                       38.2           2.7       19.4                          60.3
                                              --------      --------     ------        --------      --------
         Total current assets                    434.6         139.5      198.0             --          772.1
Property, plant and equipment, net               156.9          58.6       40.5                         256.0
Intangible assets, net                           225.8         266.5      281.7                         774.0
Other assets                                      63.4                      9.3                          72.7
Investment in affiliates                         701.2                                  (701.2)           0.0
Intracompany assets                                 --         254.7                    (254.7)           0.0
                                              --------      --------     -------       -------       --------
         Total assets                          1,581.9         719.3      529.5         (955.9)       1,874.8
                                              ========      ========     ======        =======       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Short-term debt                                93.9           1.2       25.3                         120.4
   Accounts payable                               78.8          21.2       49.5                         149.5
   Accrued liabilities                            30.4          88.4       34.2                         153.0
                                              --------      --------     ------        -------       --------
         Total current liabilities               203.1         110.8      109.0             --          422.9
Long-term debt                                   701.0                    305.5                       1,006.5
Other liabilities                                 41.5           0.8       21.2                          63.5
Intracompany liabilities                         242.3                     12.4         (254.7)            --
                                              --------      --------     ------        -------       --------
         Total liabilities                     1,187.9         111.6      448.1         (254.7)       1,492.9
Commitments and contingencies
Shareholders' equity:
   Investment from parent                                      413.6       57.4         (471.0)            --
   Common shares, no par value per share,
      $.01 stated value per share                  0.3                                                    0.3
   Capital in excess of par value                387.9                                                  387.9
   Retained earnings                              92.9         194.1       36.1         (230.2)          92.9
   Treasury stock, 3.4 shares at cost            (82.9)                                                 (82.9)
   Accumulated other comprehensive
      income                                      (4.2)                   (12.1)                        (16.3)
                                              --------      --------     ------        -------       --------
         Total shareholders' equity              394.0         607.7       81.4         (701.2)         381.9
                                              --------      --------     ------        -------       --------
Total liabilities and shareholders'
   equity                                     $1,581.9      $  719.3     $529.5        $(955.9)      $1,874.8
                                              ========      ========     ======        =======       ========


STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 2, 1999 (in millions)
(Unaudited)


                                                                   SUBSIDIARY     NON-
                                                            PARENT GUARANTORS  GUARANTORS ELIMINATIONS CONSOLIDATED
                                                            ------ ----------  ---------- ------------ ------------
Sales                                                       $ 55.6     $ 47.7     $81.1                    $184.4
Cost of sales                                                 39.7       35.0      45.0                     119.7
                                                            ------     ------     -----        -----       ------
Gross profit                                                  15.9       12.7      36.1           --         64.7

Gross commission earned from agency agreement                  5.0                                            5.0
Contribution expenses under agency agreement                  (0.4)                                          (0.4)
                                                            ------     ------     -----        -----       ------
  Net commission earned from agency agreement                  4.6         --        --           --          4.6

Operating Expenses:
  Advertising and promotion                                    5.8        3.3       7.6                      16.7
  Selling, general and administration                         29.5        4.7      19.7                      53.9
  Amortization or goodwill and other
    intangibles                                                0.1        2.3       2.1                       4.5
  Restructuring and other changes                              1.4                                            1.4
  Equity income in non-guarantors                             (0.1)                              0.1           --
  Intracompany allocations                                    (7.3)       6.4       0.9                        --
  Other expenses, net                                          1.4       (1.3)     (0.2)                     (0.1)
                                                            ------     ------     -----        -----       ------
Income (loss) from operations                                (10.3)      (2.7)      6.0         (0.1)        (7.1)
Interest expense                                               6.5        0.1       3.2                       9.8
                                                            ------     ------     -----        -----       ------
Income (loss) before income taxes                            (16.8)      (2.8)      2.8         (0.1)       (16.9)
Income taxes                                                  (6.8)      (1.2)      1.1                      (6.9)
                                                            ------     ------     -----        -----       ------
Income (loss) before extraordinary item                      (10.0)      (1.6)      1.7         (0.1)       (10.0)
Extraordinary loss on early
   extinguishment of debt, net
   of income tax benefit                                       0.4                                            0.4
                                                            ------     ------     -----        -----       ------
Net income (loss)                                           $(10.4)    $ (1.6)    $ 1.7        $(0.1)      $(10.4)
                                                            ======     ======     =====        =====       ======

STATEMENT OF CASH FLOWS

FOR THE THREE MONTH PERIOD ENDED JANUARY 2, 1999 (in millions)
(Unaudited)

                                                              SUBSIDIARY          NON-
                                                PARENT        GUARANTORS       GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                              ----------      ----------       ----------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                          $   (10.4)      $    (1.6)      $     1.7     $       (0.1)     $    (10.4)
   Adjustments to reconcile net loss
      to net cash used in operating
      activities:
   Depreciation and amortization                    3.2             4.4             4.2                             11.8
   Equity income in non-guarantors                 (0.1)                                              0.1
   Net Change in certain components of
      working capital                             (24.0)          (65.0)          (45.9)                          (134.9)
   Net changes in other assets and                (35.2)           (4.8)           10.1                            (29.9)
                                              ---------       ---------       ---------         ---------       --------
Net cash used in operating activities             (66.5)          (67.0)          (29.9)               --         (163.4)
                                              ---------       ---------       ---------         ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property, plant
      and equipment                               (10.9)           (1.2)           (1.7)                           (13.8)
   Investments in acquired businesses,
      net of cash acquired                                         (3.5)         (157.2)                          (160.7)
   Other                                           (7.3)                           (0.3)                            (7.6)
                                              ---------       ---------       ---------         ---------       --------
Net cash used in investing activities             (18.2)           (4.7)         (159.2)                          (182.1)
                                              ---------       ---------       ---------         ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings under revolving and bank
      lines of credit                             185.4                           (96.8)                            88.6
   Gross borrowings under term loans              260.0                           265.0                            525.0
   Gross repayments under term loans                                                                                  --
   Repayment of outstanding balance on
      previous credit facility                   (241.0)                                                          (241.0)
   Dividends on Class A Convertible
      Preferred Stock                              (4.9)                                                            (4.9)
   Intracompany financing                         (92.9)           70.4            22.5                               --
   Other, net                                     (24.5)                                                           (24.5)
                                              ---------       ---------       ---------         ---------       --------
Net cash provided by financing activities          82.1            70.4           190.7                            343.2
                                              ---------       ---------       ---------         ---------       --------
Effect of exchange rate changes on cash                                            (0.1)                            (0.1)
                                              ---------       ---------       ---------         ---------       --------

Net increase (decrease) in cash                    (2.6)           (1.3)            1.5                             (2.4)
Cash and cash equivalents,
   beginning of period                              4.9            (2.1)            7.8                             10.6
Cash and cash equivalents,                    ---------       ---------       ---------         ---------       --------
   end of period                              $     2.3       $    (3.4)      $     9.3         $      --       $    8.2
                                              =========       =========       =========         =========       ========


BALANCE SHEET

AS OF JANUARY 2, 1999 (IN MILLIONS, EXCEPT SHARE INFORMATION)
(Unaudited)

                                                          SUBSIDIARY    NON-
                                                PARENT    GUARANTORS GUARANTORS ELIMINATIONS CONSOLIDATED
                                              ----------  ---------- ---------- ------------ ------------
ASSETS
Current Assets:
   Cash  and cash equivalents                   $  2.3      $ (3.4)    $  9.3                   $   8.2
      Accounts receivable, net                    80.4        32.8       93.5                     206.7
      Inventories, net                           104.1       118.4       75.7                     298.2
      Current deferred tax asset                  20.4         0.4       10.6                      31.4
      Prepaid and other assets                    10.0         1.2       10.3                      21.5
                                               -------      ------     ------      -------     --------
         Total current assets                    217.2       149.4      199.4           --        566.0
Property, plant and equipment, net               106.6        63.4       38.9                     208.9
Intangible assets, net                             9.0       282.4      317.2                     608.6
Other assets                                      61.8          --        0.2                      62.0
Investment in affiliates                         651.0          --         --       (651.0)         0.0
Intracompany assets                                 --          --        0.2         (0.2)         0.0
                                               -------      ------     ------      -------     --------
         Total assets                          1,045.6       495.2      555.9       (651.2)     1,445.5
                                               =======      ======     ======      =======     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Short-term debt                                 0.4         0.7       23.3                      24.4
   Accounts payable                               57.9        10.8       43.8                     112.5
   Accrued liabilities                            13.8        48.0       49.7                     111.5
                                                  ----        ----       ----      -------     --------
         Total current liabilities                72.1        59.5      116.8           --        248.4

Long-term debt                                   425.9          --      328.9                     754.8
Other liabilities                                 30.5         5.5       15.2                      51.2
Intracompany liabilities                         122.6      (122.4)        --         (0.2)         0.0
                                                ------      ------     ------      -------     --------
         Total liabilities                       651.1       (57.4)     460.9         (0.2)     1,054.4
Commitments and contingencies
Shareholders' equity:
   Class A Convertible Preferred
      Stock, no par value                        177.3                                            177.3
   Investment from parent                                    413.6       57.4       (471.0)         0.0
   Common shares, no par value per
      share, $.01 stated value per
      share, issued 21.1 shares in
      1998 and 1997                                0.2                                              0.2
   Capital in excess of par value                208.9                                            208.9
   Retained earnings                              63.8       139.0       41.0       (180.0)        63.8
   Treasury stock, 2.8 shares at cost            (55.5)                                           (55.5)
   Accumulated other comprehensive
      income                                      (0.2)                  (3.4)                     (3.6)
                                                ------      ------     ------      -------     --------
         Total shareholders' equity              394.5       552.6       95.0       (651.0)       391.1
                                              --------      ------     ------      -------     --------
Total liabilities and shareholders'
   equity                                     $1,045.6      $495.2     $555.9      $(651.2)    $1,445.5
                                              ========      ======     ======      =======     ========

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
                                ======          =====

The following table sets forth the components of income and expense as a percentage of sales for the three months ended January 1, 2000 and January 2, 1999:


                                                          FOR THE THREE
                                                           MONTHS ENDED
                                                           ------------
                                                     JANUARY 1,    JANUARY 2,
                                                        2000          1999
                                                        ----          ----

Net sales                                              100.0%        100.0%
Cost of sales                                           61.4          64.9
                                                       -----         -----
Gross profit                                            38.6          35.1
Commission earned from agency agreement, net            (1.8)          2.7
Operating expenses:
   Advertising and promotion                            12.4           9.1
   Selling, general and administrative                  35.6          29.2
   Amortization of goodwill and other intangibles        3.1           2.7
   Restructuring and other charges                       0.0           0.8
   Other expense (income), net                           0.7          (0.1)
                                                       -----         -----
Loss from operations                                   (14.7)         (3.9)
Interest expense                                        12.4           5.3
                                                       -----         -----
Loss before income taxes                               (27.1)         (9.2)

Income tax benefit                                     (11.0)         (3.7)
                                                       -----         -----
Net loss before extraordinary item                     (16.1)         (5.4)
Extraordinary item, net of tax                           0.0           0.2
                                                       -----         -----
Net loss                                               (16.1)         (5.6)
Payments to preferred shareholders                       3.3           1.3
                                                       -----         -----
Loss applicable to common shareholders                 (19.4)%        (6.9)%
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


The "commission earned from agency agreement" in the first quarter of fiscal 2000 represents net costs incurred of $3.4 million compared to income of $4.6 million in the first quarter of fiscal 1999. In the prior year, we recorded commission based on our estimated pro-rata share of Roundup(R) EBIT for the quarter. In fiscal 2000, in accordance with revenue recognition guidance recently put forward by the SEC, we will not record commission under the Roundup(R) agency agreement until minimum EBIT thresholds as required by the agreement are achieved. We expect to begin recognizing commission in the second quarter of fiscal 2000 and do not expect that this policy will have any effect on the recognition of commission on a full-year basis. The costs of $3.7 million recorded in the first quarter of fiscal 2000 primarily represents amortization of $2.4 million related to the amortization of the marketing fee paid to Monsanto and $1.3 million related to the fiscal 2000 contribution payment due to Monsanto as required by the marketing agreement.

We have restated our financial statements as of and for the three months ended January 1, 2000. In connection with the Agency and Marketing Agreement with Monsanto for consumer Roundup products, we were required to pay a marketing fee of $32 million. The earnings originally reported for the three months ended January 1, 2000 reflected amortization of the marketing fee over a period of 20 years. However, we believe that it is unlikely that this agreement will continue beyond ten years. Accordingly, the financial statements as of and for the three months ended January 1, 2000 have been restated to correct for the error in the amortization period and now reflect amortization of the marketing fee over a period of ten years. A more detailed discussion of the restatement and the Roundup agreement is presented in Notes 2 and 3 to the quarterly financial statements.

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


Amortization of goodwill and other intangibles increased to $5.5 million in the first quarter of fiscal 2000, compared to $4.5 million in the prior year, due to additional intangibles resulting from the Ortho acquisition.


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


Loss from operations for the first quarter of fiscal 2000 was $28.1 million compared to $7.1 million for the first quarter of fiscal 1999. The increase in the loss was primarily due to the factors described above: lower sales in the Professional segment; delayed sales in the International segment due to the changes in distribution to retailers; and a reduction in Roundup(R) commission as discussed above.


Interest expense for the first quarter of fiscal 2000 was $23.7 million, an increase of $13.9 million over fiscal 1999 interest expense of $9.8 million. The increase in interest expense was due to increased borrowings to fund the Ortho acquisition and increased working capital, and an increase in average borrowing rates under our credit facility.


Income tax benefit was $21.0 million for fiscal 2000 compared to a benefit of $6.9 million in the prior year due to the increased loss recognized in the first quarter of fiscal 2000. The Company's effective tax rate did not change significantly from quarter to quarter.


On December 4, 1998, Scotts and certain of its subsidiaries entered into a credit facility and used borrowings under the facility to repay amounts outstanding under the then existing credit facility. The write-off of deferred financing costs associated with the previous credit facility resulted in an extraordinary loss in the first quarter of fiscal 1999, net of income taxes, of $0.4 million.


Scotts reported a net loss of $30.8 million for the first quarter of fiscal 2000 (as restated), or $1.32 loss per common share on a basic and diluted basis, compared to a net loss of $10.4 million for fiscal 1999, or $0.70 loss per common share on a basic and diluted basis. Due to the early conversion of the then outstanding preferred shares on October 1, 1999, as discussed in "Liquidity and Capital Resources", there were approximately 28.2 million shares outstanding for the first quarter of fiscal 2000. There were 18.3 million common shares outstanding during the first quarter of fiscal 1999.

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


At January 1, 2000, the Company was in violation of the minimum net worth covenant contained in the credit agreement. On February 15, 2000, the Company obtained a waiver of its first quarter violation. The waiver precludes the bank group from calling the borrowings under the credit facility based on the first quarter violation but does not waive any future violations.

The Company could incur significant adverse consequences if it continues to be in default of any of its debt covenants and is unable to obtain a waiver for any default, including having to repay all then outstanding borrowings under its credit facility and potential fees and higher interest costs to secure new borrowing facilities. The Company anticipates that it will be in compliance with its debt covenants at the end of its second fiscal quarter and for the remaining quarters in fiscal 2000.


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

* Previously filed