Form 10-Q/A
period 2000-04-01
SCOTTS COMPANY
filed 2000-12-07
CIK 825542

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

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)


                                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                    ------------------      ----------------
                                                                    APRIL 1,   APRIL 3,   APRIL 1,   APRIL 3,
                                                                      2000       1999      2000       1999
                                                                   ---------  --------- ---------  ---------
                                                                  (restated)            (restated)
Net sales ....................................................   $   720.7  $   631.5 $   912.3  $   815.9
Cost of sales ................................................       407.6      362.6     525.3      482.3
                                                                 ---------  --------- ---------  ---------
        Gross profit .........................................       313.1      268.9     387.0      333.6

Gross commission earned from agency agreement ................         9.0       12.6       9.2       17.6
Costs associated with agency agreement .......................         2.1        0.4       5.7        0.8
                                                                 ---------  --------- ---------  ---------
        Net commission earned from agency agreement ..........         6.9       12.2       3.5       16.8

Operating expenses:
        Advertising and promotion ............................        98.2       86.0     121.9      102.7
        Selling, general and administrative ..................        84.4       72.5     153.1      126.4
        Amortization of goodwill and other intangibles .......         7.4        4.9      13.0        9.4
        Restructuring and other charges ......................          --         --        --        1.4
        Other expense (income), net ..........................        (2.5)       0.4      (1.9)       0.3
                                                                 ---------  --------- ---------  ---------
Income from operations .......................................       132.5      117.3     104.4      110.2
Interest expense .............................................        25.9       24.6      49.6       34.4
                                                                 ---------  --------- ---------  ---------
Income before income taxes ...................................       106.6       92.7      54.8       75.8
Income taxes .................................................        43.2       38.0      22.2       31.1
                                                                 ---------  --------- ---------  ---------
Net income before extraordinary item .........................        63.4       54.7      32.6       44.7
Extraordinary loss on early extinguishment of debt, net of tax          --        5.4        --        5.8
                                                                 ---------  --------- ---------  ---------
Net income ...................................................        63.4       49.3      32.6       38.9
Payments to preferred shareholders ...........................          --        2.5       6.4        4.9
                                                                 ---------  --------- ---------  ---------
Income available to common shareholders ......................   $    63.4  $    46.8 $    26.2  $    34.0
                                                                 =========  ========= =========  =========
Basic earnings per common share:
        Before extraordinary item ............................   $    2.27  $    2.86 $    0.94  $    2.17
        Extraordinary item, net of tax .......................          --       0.30        --       0.32
                                                                 ---------  --------- ---------  ---------
                                                                      2.27       2.56      0.94       1.85
Diluted earnings per common share:
        Before extraordinary item ............................   $    2.15  $    1.81 $    0.88  $    1.48
        Extraordinary item, net of tax .......................          --       0.18        --       0.19
                                                                 ---------  --------- ---------  ---------
                                                                      2.15       1.63      0.88       1.29

Common shares used in basic earnings per share calculation ...        27.9       18.3      28.0       18.3
                                                                 =========  ========= =========  =========
Common shares and potential common shares used in
        diluted earnings per share calculation ...............        29.5       30.3      29.8       30.2
                                                                 =========  ========= =========  =========


See notes to condensed, consolidated financial statements

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN MILLIONS)


                                                                                         SIX MONTHS ENDED
                                                                                         ----------------
                                                                                         APRIL 1,  APRIL 3,
                                                                                           2000      1999
                                                                                           ----      ----
                                                                                        (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income ..................................................................   $   32.6  $   38.9
        Adjustments to reconcile net income to net cash used in operating activities:
                Depreciation and amortization .......................................       34.3      25.0
                Net change in certain components of working capital .................     (271.4)   (303.9)
                Net change in other assets and liabilities and other adjustments ....       (9.8)    (20.1)
                                                                                        --------- ---------
                  Net cash used in operating activities .............................     (214.3)   (260.1)
                                                                                        --------- ---------

CASH FLOWS FROM INVESTING ACTIVITIES
        Investment in property, plant and equipment .................................      (20.1)    (26.6)
        Investment in acquired businesses, net of cash acquired .....................       (0.8)   (492.4)
        Other, net ..................................................................        1.8      (6.4)
                                                                                        --------- ---------
                  Net cash used in investing activities .............................      (19.1)   (525.4)
                                                                                        --------- ---------

CASH FLOWS FROM FINANCING ACTIVITIES
        Net borrowings under revolving and bank lines of credit .....................      286.5     327.8
        Gross borrowings under term loans ...........................................         --     525.0
        Gross repayments under term loans ...........................................      (12.4)      --
        Issuance of 8 5/8% Senior Subordinated Notes ................................         --     330.0
        Extinguishment of $97.1 million 9 7/8% Senior Subordinated Notes ............         --    (104.1)
        Repayment of outstanding balance on previous credit facility ................         --    (241.0)
        Settlement of interest rate locks ...........................................         --     (12.9)
        Financing and issuance fees .................................................         --     (22.6)
        Payments to preferred shareholders ..........................................       (6.4)     (7.3)
        Repurchase of treasury shares ...............................................      (23.9)       --
        Other, net ..................................................................       (9.4)     (0.6)
                                                                                        --------- ---------
                Net cash provided by financing activities ...........................      234.4     794.3
                                                                                        --------- ---------

Effect of exchange rate changes on cash .............................................       (1.6)     (0.5)
                                                                                        --------- ---------

Net (decrease) increase in cash .....................................................       (0.6)      8.3
Cash and cash equivalents at beginning of period ....................................       30.3      10.6
                                                                                        --------- ---------
Cash and cash equivalents at end of period ..........................................   $   29.7  $   18.9
                                                                                        ========= =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Investment in Acquired Businesses:
                Fair value of assets acquired, net of cash ..........................   $    3.0  $  631.2
                Liabilities assumed .................................................         --    (101.8)
                                                                                        --------- ---------
                Net assets acquired .................................................        3.0     529.4
                Notes issued to seller ..............................................        2.2      37.0
                Cash paid ...........................................................        0.8     492.4


See notes to condensed, consolidated financial statements

                      THE SCOTTS COMPANY AND SUBSIDIARIES
                     CONDENSED, CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)


                                                                                  UNAUDITED
                                                                                  ---------
                                                                             APRIL 1,   APRIL 3,  SEPTEMBER 30,
                         ASSETS                                                2000       1999        1999
                                                                               ----       ----        ----
                                                                            (restated)
Current assets:
        Cash and cash equivalents .....................................   $     29.7  $     18.9  $     30.3
        Accounts receivable, less allowances of
                $14.7, $13.1 and $16.4, respectively ..................        649.3       589.6       201.4
        Inventories, net ..............................................        366.3       334.6       313.2
        Current deferred tax asset ....................................         26.5        22.3        29.3
        Prepaid and other assets ......................................         63.6        52.6        67.5
                                                                          ----------  ----------  ----------
                  Total current assets ................................      1,135.4     1,018.0       641.7
Property, plant and equipment, net ....................................        258.1       240.8       259.4
Intangible assets, net ................................................        796.2       786.9       794.1
Other assets ..........................................................         80.2        60.2        74.4
                                                                          ----------  ----------  ----------
                  Total assets ........................................   $  2,269.9  $  2,105.9  $  1,769.6
                                                                          ==========  ==========  ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Short-term debt ...............................................   $    183.2  $    213.9  $     56.4
        Accounts payable ..............................................        281.7       178.2       133.5
        Accrued liabilities ...........................................        287.6       220.8       177.0
                                                                          ----------  ----------  ----------
                  Total current liabilities ...........................        752.5       612.9       366.9
Long-term debt ........................................................      1,014.7     1,003.0       893.6
Other liabilities .....................................................         61.6        58.3        65.8
                                                                          ----------  ----------  ----------
                  Total liabilities ...................................      1,828.8     1,674.2     1,326.3
                                                                          ----------  ----------  ----------
Commitments and contingencies
Shareholders' equity:
        Class A Convertible Preferred Stock, no par value .............           --       177.3       173.9
        Common shares, no par value per share,
                $.01 stated value per share, issued 31.4,
                21.1 and 21.3, respectively ...........................          0.3         0.2         0.2
        Capital in excess of par value ................................        388.1       208.9       213.9
        Retained earnings .............................................        156.3       110.6       130.1
        Treasury stock, 3.5, 2.8, and 2.9 shares, respectively, at cost        (85.1)      (56.9)      (61.9)
        Accumulated other comprehensive expense .......................        (18.5)       (8.4)      (12.9)
                                                                          ----------  ----------  ----------
                  Total shareholders' equity ..........................        441.1       431.7       443.3
                                                                          ----------  ----------  ----------
Total liabilities and shareholders' equity ............................   $  2,269.9  $  2,105.9  $  1,769.6
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


2.   RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

     The Company has restated its financial statements as of April 1, 2000 and for the three and six months then ended. As disclosed in Note 3 to these financial statements, the Company paid Monsanto Company ("Monsanto") a marketing fee of $32 million in connection with the Roundup Agency and marketing Agreement (the "Agreement"). The earnings originally reported for fiscal 1999 and the first two quarters of fiscal 2000 reflected amortization of the marketing fee over a period of 20 years. However, the Company believes that it is unlikely that the Agreement will continue beyond ten years. Accordingly, the financial statements as of and for the six months ended April 1, 2000 have been restated to correct for the error in the amortization period and now reflect amortization of the marketing fee over a period of ten years.


    "Costs associated with agency agreement" in the Company's Statements of Operations for the three and six months ended April 1, 2000 have been restated to reflect the additional amortization of $1.6 million that was not recognized in fiscal 1999 and the additional amortization to be recognized in fiscal 2000. The Balance Sheet as of April 1, 2000 and the Statements of Cash Flows for the six months ended April 1, 2000 have been restated for this correction. The impact of this restatement on the Company's financial results as originally reported is summarized below:


                                        As reported     As restated
     Three months ended April 1, 2000
     --------------------------------
     Net income                            $63.6            $63.4
     Basic earnings per common share       $2.28            $2.27
     Diluted earnings per common share     $2.16            $2.15
     Retained earnings, end of period      $157.7           $156.3

     Six months ended April 1, 2000
     ------------------------------
     Net income                            $34.0            $32.6
     Basic earnings per common share       $0.99            $0.94
     Diluted earnings per common share     $0.93            $0.88
     Retained earnings, end of period      $157.7          $156.3



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

     The agreement requires the Company to make fixed annual payments to Monsanto as a contribution against the overall expenses of the Roundup business. The annual fixed payment is defined as $20 million, however portions of the annual payments for the first three years of the agreement are deferred. No payment was required for the first year (fiscal 1999), a payment of $5 million is required for the second year and a payment of $15 million is required for the third year so that a total of $40 million of the contribution payments are deferred. Beginning in the fifth year of the agreement, the annual payments to Monsanto increase to at least $25 million, which include per annum charges at 8%. The annual payments may be increased above $25 million if certain significant earnings targets are achieved. If all of the deferred contribution amounts are paid prior to 2018, the annual contribution payments revert to $20 million. Regardless of whether the deferred contribution amounts are paid, all contribution payments cease entirely in 2018.

     The Company is recognizing a charge each year associated with the annual contribution payments equal to the required payment for that year. The Company is not recognizing a charge for the portions of the contribution payments that are deferred until such time that those deferred amounts are paid. The Company considers this method of accounting for the contribution payments to be appropriate after consideration of the likely term of the agreement, the Company's ability to terminate the agreement without paying the deferred amounts and the fact that approximately $18.6 million of the deferred amounts are never paid even if the agreement is not terminated prior to 2018 unless significant earnings targets are exceeded.

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

     The Bayard Firm was special Delaware counsel retained during fiscal 2000 solely for the limited purpose of providing a legal opinion in support of the contingent liability treatment of the agreement previously adopted by the Company and has neither generally represented or advised the Company not participated in the preparation or review of the Company's financial statements or any SEC filings. The terms of such opinion specifically limit the parties who are entitled to rely on it.

     The Company's conclusion is not free from challenge and, in fact, would likely be challenged if the Company were to terminate the agreement. If it were determined that upon termination, the Company must pay any remaining deferred contribution amounts and related per annum charges, the resulting charge to earnings could have a material impact on the Company's results of operations and financial position. At April 1, 2000, contribution payments and related per annum charges of approximately $29.2 million had been deferred under the agreement. This amount is considered a contingent obligation and has not been reflected in the financial statements as of and for the six months then ended.

     Monsanto has disclosed that it is accruing the $20 million fixed contribution fee per year beginning in the fourth quarter of Monsanto's fiscal year 1998, plus interest on the deferred portion.


     The agreement has a term of seven years for all countries within the European Union (at the option of both parties, the agreement can be renewed for up to 20 years for the European Union countries). For countries outside of the European Union, the agreement continues indefinitely unless terminated by either party. The agreement provides Monsanto with the right to terminate the agreement for an event of default (as defined in the agreement) by the Company or a change in control of Monsanto or sale of the Roundup business. The agreement provides the Company with the right to terminate the agreement in certain circumstances including an event of default by Monsanto or the sale of the Roundup business. Unless Monsanto terminates the agreement for an event of default by the Company, Monsanto is required to pay a termination fee to the Company that varies by program year. The termination fee is $150 million for each of the first five program years and declines to a minimum of $16 million if the program continues for years 11 through 20.

     In consideration for the rights granted to the Company under the agreement for North America, the Company was required to pay a marketing fee of $32 million to Monsanto. The Company has deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the agreement and is amortizing the balances over ten years, which is the estimated likely term of the agreement.

     In fiscal 1999, the Company recognized commission income under the agreement during interim periods based on the estimated percentage of EBIT that would be payable to the Company as commission for the year applied to the actual EBIT for the Roundup(R) business for the interim period. Commission income recorded for the full year is calculated by applying the threshold commission structure for that year to the actual EBIT of the Roundup business for the year. Beginning with the first quarter of fiscal 2000, the Company has adopted SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". Accordingly, the Company will not recognize commission income until actual Roundup EBIT reaches the first commission threshold for the year. The annual contribution payment, if any, is recognized ratably throughout the year.

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


7.   INTANGIBLE ASSETS, NET

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

8.   LONG-TERM DEBT


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



                                                                    THREE MONTHS ENDED SIX MONTHS ENDED
                                                                    ------------------ ----------------
                                                                    APRIL 1,  APRIL 3,  APRIL 1, APRIL 3,
                                                                      2000      1999     2000     1999
                                                                      ----      ----     ----     ----
                                                                   (restated)          (restated)
Net income before extraordinary item ...........................   $   63.4 $   54.7 $   32.6 $   44.7

Extraordinary loss on early extinguishment of debt, net of taxes         --      5.4       --      5.8
                                                                   -------- -------- -------- --------
Net income .....................................................       63.4     49.3     32.6     38.9

Payments to preferred shareholders .............................         --      2.5      6.4      4.9
                                                                   -------- -------- -------- --------
Income available to common shareholders ........................   $   63.4 $   46.8 $   26.2 $   34.0
                                                                   ======== ======== ======== ========
Weighted-average common shares outstanding during the period ...       27.9     18.3     28.0     18.3
Assuming conversion of Class A Convertible Preferred Stock .....         --     10.3       --     10.3
Assuming exercise of warrants ..................................        0.9      0.9      1.0      0.8
Assuming exercise of options ...................................        0.7      0.8      0.8      0.8
                                                                   -------- -------- -------- --------

Weighted-average number of common shares outstanding
        and potential common shares ............................       29.5     30.3     29.8     30.2
                                                                   -------- -------- -------- --------

Basic earnings per common share:
        Before extraordinary loss ..............................       2.27     2.86     0.94     2.17
        Extraordinary loss, net of tax .........................         --     0.30       --     0.32
                                                                   -------- -------- -------- --------
                                                                   $   2.27 $   2.56 $   0.94 $   1.85
                                                                   ======== ======== ======== ========

Diluted earnings per common share:
        Before extraordinary loss and impact of early conversion
          of preferred shares ..................................       2.15     1.81     1.09     1.48
        Extraordinary loss, net of tax .........................         --     0.18       --     0.19
        Impact of early conversion of preferred shares .........         --       --     0.21       --
                                                                   -------- -------- -------- --------
                                                                   $   2.15 $   1.63  $  0.88 $   1.29
                                                                   ======== ======== ======== ========

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


                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                              APRIL 1,  APRIL 3,  APRIL 1,  APRIL 3,
                                                 2000     1999     2000     1999
                                                 ----     ----     ----     ----
                                                (restated)        (restated)
Net income .................................   $  63.4  $  49.3  $  32.6  $  38.9
Other comprehensive income (expense):
Foreign currency translation adjustments ...      (2.2)    (4.8)    (5.6)    (5.2)
                                               -------  -------  -------  -------
Comprehensive income .......................   $  61.2  $  44.5  $  27.0  $  33.7
                                               =======  =======  =======  =======

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

     The following table presents segment financial information in accordance with SFAS No. 131. "Disclosures about Segments of an Enterprise and Related Information". Pursuant to that statement, the presentation of the segment financial information is consistent with the basis used by management (i.e., certain costs not allocated to business segments for internal management reporting purposes are not allocated for purposes of this presentation). Amounts as of and for the three and six month periods ended April 1, 2000 have been restated as discussed in Note 2.

                                                      N.A.                                    OTHER/
(in millions)                                      CONSUMER   PROFESSIONAL  INTERNATIONAL   CORPORATE        TOTAL
-------------                                      --------   ------------  -------------   ---------        -----
Sales:
                              2000 YTD           $    650.3    $   65.2       $  196.8                    $    912.3
                              1999 YTD           $    531.7    $   73.4       $  210.8                    $    815.9

                              2000 Q2            $    548.7    $   41.5       $  130.5                    $    720.7
                              1999 Q2            $    458.9    $   40.9       $  131.7                    $    631.5
Operating Income (Loss):
                              2000 YTD           $    121.5    $    3.4       $   19.4      $  (39.9)     $    104.4
                              1999 YTD           $    101.7    $    6.4       $   33.9      $  (31.8)     $    110.2

                              2000 Q2            $    128.3    $    3.8       $   21.3      $  (20.9)     $    132.5
                              1999 Q2            $    104.3    $    6.4       $   23.4      $  (16.8)     $    117.3
Operating Margin:
                              2000 YTD                 18.7%        5.2%           9.9%          nm             11.4%
                              1999 YTD                 19.1%        8.7%          16.1%          nm             13.5%

                              2000 Q2                  23.4%        9.2%          16.3%          nm             18.4%
                              1999 Q2                  22.7%       15.6%          17.8%          nm             18.6%
Total Assets:
                              2000 YTD           $  1,410.5    $  205.4       $  566.6      $   87.4      $  2,269.9
                              1999 YTD           $  1,239.9    $  220.1       $  589.0      $   56.9      $  2,105.9


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

16.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS


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

STATEMENT OF OPERATIONS


FOR THE THREE MONTHS ENDED APRIL 1, 2000 (IN MILLIONS)
(UNAUDITED AND RESTATED)

                                                                 SUBSIDIARY    NON-
                                                        PARENT   GUARANTORS GUARANTORS  ELIMINATIONS CONSOLIDATED
                                                        ------   ---------- ----------  ------------ ------------
Net Sales ............................................  $437.6      $150.0    $133.1                 $720.7
Cost of sales ........................................   253.0        79.9      74.7                  407.6
                                                        ------    --------    ------     -------    -------
Gross profit .........................................   184.6        70.1      58.4          --      313.1

Gross commission earned from agency agreement ........     7.3         0.3       1.4                    9.0
Costs associated with agency agreement ...............     1.9          --       0.2                    2.1
                                                        ------    --------    ------     -------    -------
        Net commission ...............................     5.4         0.3       1.2          --        6.9

Operating Expenses:
        Advertising and promotion ....................    60.7        19.6      17.9                   98.2
        Selling, general and administrative ..........    52.5         7.0      24.9                   84.4
        Amortization of goodwill and other intangibles     4.0         1.2       2.2                    7.4
        Equity income ................................   (28.9)                             28.9         --
        Intracompany allocations .....................    (9.9)        7.1       2.8                     --
        Other expense (income), net ..................     1.1        (3.6)                            (2.5)
                                                        ------    --------    ------      ------    -------
Income (loss) from operations ........................   110.5        39.1      11.8       (28.9)     132.5
Interest expense .....................................    23.6        (3.6)      5.9                   25.9
                                                        ------    --------    ------      ------    -------
Income (loss) before income taxes ....................    86.9        42.7       5.9       (28.9)     106.6
Income taxes .........................................    23.5        17.1       2.6                   43.2
                                                        ------    --------    ------      ------    -------
Net income (loss) ....................................   $63.4        25.6       3.3       (28.9)      63.4
                                                        ======    ========    ======      ======    =======


FOR THE SIX MONTHS ENDED APRIL 1, 2000 (IN MILLIONS)
(UNAUDITED AND RESTATED)

                                                                 SUBSIDIARY    NON-
                                                        PARENT   GUARANTORS GUARANTORS  ELIMINATIONS CONSOLIDATED
                                                        ------   ---------- ----------  ------------ ------------
Net Sales ............................................  $518.5      $191.6    $202.2                $ 912.3
Cost of sales ........................................   304.5       107.5     113.3                  525.3
                                                        ------    --------    ------      ------    -------
Gross profit .........................................   214.0        84.1      88.9          --      387.0

Gross commission earned from agency agreement ........     6.7         0.4       2.1                    9.2
Costs associated with agency agreement ...............     5.2         0.1       0.4                    5.7
                                                        ------    --------    ------      ------    -------
        Net commission ...............................     1.5         0.3       1.7          --        3.5

Operating Expenses:
        Advertising and promotion ....................    71.4        23.5      27.0                  121.9
        Selling, general and administrative ..........    90.3        14.0      48.8                  153.1
        Amortization of goodwill and other intangibles     5.0         3.6       4.4                   13.0
        Equity income ................................   (22.9)                             22.9         --
        Intracompany allocations .....................   (12.1)        7.9       4.2                     --
        Other expense (income), net ..................     3.4        (5.2)     (0.1)                  (1.9)
                                                        ------    --------    ------      ------    -------
Income (loss) from operations ........................    80.4        40.6       6.3       (22.9)     104.4
Interest expense .....................................    41.2        (3.7)     12.1                   49.6
                                                        ------    --------    ------      ------    -------
Income (loss) before income taxes ....................    39.2        44.3      (5.8)      (22.9)      54.8
Income taxes .........................................     6.6        17.9      (2.3)                  22.2
                                                        ------    --------    ------      ------    -------
Net income (loss) ....................................    32.6        26.4      (3.5)      (22.9)      32.6
                                                        ======    ========    ======      ======    =======

STATEMENT OF CASH FLOWS


FOR THE SIX MONTH PERIOD ENDED APRIL 1, 2000 (IN MILLIONS)
(UNAUDITED AND RESTATED)

                                                                          SUBSIDIARY        NON-
                                                                PARENT    GUARANTORS     GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                              ----------  ----------     ----------    ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income...............................................    $   32.6    $   26.3       $  (3.5)      $   (22.8)    $   32.6
   Adjustments to reconcile net income
      to net cash used in operating activities:
   Depreciation and amortization............................        17.3         9.2           7.8                         34.3
   Equity income ...........................................       (22.8)                                     22.8          0.0
   Net change in certain components of working capital......      (155.3)      (79.9)        (36.2)                      (271.4)
   Net changes in other assets and
      liabilities and other adjustments.....................        (4.5)       (6.3)          1.0                         (9.8)
                                                                --------    --------       -------       ---------     --------
Net cash used in operating activities.......................      (132.7)      (50.7)        (30.9)            0.0       (214.3)
                                                                --------    --------       -------       ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property, plant and equipment..............       (12.2)       (2.4)         (5.5)                       (20.1)
   Investments in acquired businesses ......................                                  (0.8)                        (0.8)
   Other, net...............................................         0.1                       1.7                          1.8
                                                                ---------   ---------      -------       ---------     ---------
Net cash used in investing activities.......................       (12.1)       (2.4)         (4.6)            0.0        (19.1)
                                                                --------    --------       -------       ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings under revolving and bank
      lines of credit.......................................       248.4         1.2          36.9                        286.5
   Gross repayments under term loans........................        (1.0)                    (11.4)                       (12.4)
   Payments to preferred shareholders.......................        (6.4)                                                  (6.4)
   Repurchase of treasury shares............................       (23.9)                                                 (23.9)
   Intracompany financing...................................       (58.3)       49.5           8.8                           --
   Other, net...............................................        (3.4)                     (6.0)                        (9.4)
                                                                --------    --------       -------       ---------     --------
Net cash provided by financing activities...................       155.4        50.7          28.3             0.0        234.4
                                                                --------    --------       -------       ---------     --------

Effect of exchange rate changes on cash.....................         0.0         0.0          (1.6)            0.0         (1.6)
                                                                --------    --------       -------       ---------     --------

Net increase (decrease) in cash.............................        10.6        (2.4)         (8.8)            0.0         (0.6)
Cash and cash equivalents, beginning of period..............         8.5         3.1          18.7                         30.3
                                                                --------    --------       -------       ---------     --------
Cash and cash equivalents, end of period....................    $   19.1    $    0.7       $   9.9       $     0.0     $   29.7
                                                                ========    ========       =======       =========     ========


BALANCE SHEET


AS OF APRIL 1, 2000 (IN MILLIONS)
(UNAUDITED AND RESTATED)

                                                                          SUBSIDIARY          NON-
                                                                PARENT    GUARANTORS     GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                              ----------  ----------     ----------    ------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents................................    $   19.1    $    0.7     $      9.9                   $    29.7
   Accounts receivable, net.................................       363.0       122.8          163.5                       649.3
   Inventories, net.........................................       207.1        89.3           69.9                       366.3
   Current deferred tax asset...............................        26.5                                                   26.5
   Prepaid and other assets.................................        32.3                       31.3                        63.6
                                                                --------    --------     ----------    -----------    ---------
        Total current assets................................       648.0       212.8          274.6             --      1,135.4
Property, plant and equipment, net..........................       162.8        55.3           40.0                       258.1
Intangible assets, net......................................       260.3       271.2          264.7                       796.2
Other assets................................................        60.7         6.6           12.9                        80.2
Investment in affiliates....................................       807.4                                   (807.4)          0.0
Intracompany assets.........................................                   320.6                       (320.6)          0.0
                                                                --------    --------     ----------    ----------     ---------
        Total assets........................................    $1,939.2       866.5          592.2      (1,128.0)      2,269.9
                                                                ========    ========     ==========    ==========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Short-term debt..........................................       161.8         6.2           15.2                       183.2
   Accounts payable.........................................       144.4        43.6           93.7                       281.7
   Accrued liabilities......................................       126.5       107.5           53.6                       287.6
                                                                --------    --------     ----------    -----------    ---------
        Total current liabilities...........................       432.7       157.3          162.5             --        752.5
Long-term debt..............................................       702.2         1.7          310.8                     1,014.7
Other liabilities...........................................        40.0                       21.6                        61.6
Intracompany liabilities....................................       308.9                       11.7        (320.6)          0.0
                                                                --------     -------      ---------     ----------     --------
        Total liabilities...................................     1,483.8       159.0          506.6        (320.6)      1,828.8
Commitments and contingencies
Shareholders' equity:
      Investment from parent................................                   489.1           59.8        (548.9)           --
      Common shares, no par value per share,
        $.01 stated value per share.........................         0.3                                                    0.3
      Capital in excess of par value........................       388.1                                                  388.1
      Retained earnings.....................................       156.3       218.6           39.9        (258.5)        156.3
      Treasury stock, 3.4 shares at cost....................       (85.1)                                                 (85.1)
      Accumulated other comprehensive
        expense.............................................        (4.2)       (0.2)         (14.1)                      (18.5)
                                                                --------    --------     ---------     -----------    ---------
         Total shareholders' equity.........................       455.4       707.5           85.6        (807.4)        441.1
                                                                --------    --------     ----------    ----------     ---------
Total liabilities and shareholders' equity..................    $1,939.2    $  866.5     $    592.2    $ (1,128.0)    $ 2,269.9
                                                                ========    ========     ==========    ==========     =========

STATEMENT OF OPERATIONS


FOR THE THREE MONTHS ENDED APRIL 3, 1999 (IN MILLIONS)
(UNAUDITED)

                                                                          SUBSIDIARY       NON-
                                                                PARENT    GUARANTORS    GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                              ----------  ----------    ----------    ------------   ------------

Net Sales...................................................  $    328.2  $    169.9    $    133.4                    $   631.5
Cost of sales...............................................       186.0       104.3          72.3                        362.6
                                                              ----------  ----------    ----------     -----------    ---------
Gross profit................................................       142.2        65.6          61.1              --        268.9

Gross commission earned from agency agreement...............        12.6                                                   12.6
Costs associated with agency agreement......................         0.4                                                    0.4
                                                              ----------  ----------    ----------     -----------    ---------
   Net commission...........................................        12.2          --            --              --         12.2

Operating Expenses:
   Advertising and promotion................................        52.7        15.8          17.5                         86.0
   Selling, general and administrative......................        42.0         7.1          23.4                         72.5
   Amortization of goodwill and other intangibles...........         1.1         2.3           1.5                          4.9
   Equity income ...........................................       (23.2)                                     23.2            -
   Intracompany allocations.................................       (14.2)       13.9           0.3                            -
   Other (income) expenses, net.............................         2.1        (1.2)         (0.5)                         0.4
                                                              ----------  ----------    ----------     -----------    ---------
Income (loss) from operations...............................        93.9        27.7          18.9           (23.2)       117.3
Interest expense............................................        17.8                       6.8                         24.6
                                                              ----------  ----------    ----------     -----------    ---------
Income (loss) before income taxes...........................        76.1        27.7          12.1           (23.2)        92.7
Income taxes................................................        21.4        11.7           4.9                         38.0
                                                              ----------  ----------    ----------     -----------    ---------
Net income (loss)...........................................  $     54.7  $     16.0    $      7.2     $     (23.2)   $    54.7
                                                              ==========  ==========    ==========     ===========    =========




FOR THE SIX MONTHS ENDED APRIL 3, 1999 (IN MILLIONS)
(UNAUDITED)


                                                                          SUBSIDIARY       NON-
                                                                PARENT    GUARANTORS    GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                              ----------  ----------    ----------    ------------   ------------

Net Sales...................................................  $    383.8  $    217.7    $    214.4                    $   815.9
Cost of sales...............................................       225.8       139.4         117.1                        482.3
                                                              ----------  ----------    ----------     -----------    ---------
Gross profit................................................       158.0        78.3          97.3              --        333.6

Gross commission earned from agency agreement...............        17.6                                                   17.6
Costs associated with agency agreement......................         0.8                                                    0.8
                                                              ----------  ----------    ----------     -----------    ---------
   Net commission...........................................        16.8          --            --              --         16.8

Operating Expenses:
   Advertising and promotion................................        58.3        19.2          25.2                        102.7
   Selling, general and administrative......................        71.4        12.1          42.9                        126.4
   Amortization of goodwill and other intangibles...........         1.3         4.5           3.6                          9.4
   Restructuring and other charges..........................         1.4           -                                        1.4
   Equity income ...........................................       (23.3)          -                          23.3           --
   Intracompany allocations.................................       (21.4)       20.3           1.1                           --
   Other (income) expenses, net.............................         3.5        (2.7)         (0.5)                         0.3
                                                              ----------  ----------    ----------     -----------    ---------
Income (loss) from operations...............................        83.6        24.9          25.0           (23.3)       110.2
Interest expense............................................        24.3         0.1          10.0                         34.4
                                                              ----------  ----------    ----------     -----------    ---------
Income (loss) before income taxes...........................        59.3        24.8          15.0           (23.3)        75.8
Income taxes................................................        14.6        10.4           6.1                         31.1
                                                              ----------  ----------    ----------     -----------    ---------
Income (loss) before extraordinary item.....................        44.7        14.4           8.9           (23.3)        44.7
Extraordinary loss on early
   extinguishment of debt, net of income tax ...............         5.8                                                    5.8
                                                              ----------  ----------    ----------     -----------    ---------
Net income (loss)...........................................  $     38.9  $     14.4    $      8.9     $     (23.3)   $    38.9
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
                                      ========    ========    ========    ========

The following table sets forth the components of income and expense as a percentage of sales for the three and six months ended April 1, 2000 and April 3, 1999:


                                                    For the Three Months Ended  For the Six Months Ended
                                                    --------------------------  ------------------------
                                                          April 1,    April 3,     April 1,  April 3,
                                                            2000        1999         2000      1999


Net sales ............................................     100.0%       100.0%      100.0%    100.0%
Cost of sales ........................................      56.6         57.4        57.6      59.1
                                                           -----        -----       -----     -----
Gross profit .........................................      43.4         42.6        42.4      40.9

Gross commission earned from agency agreement ........       1.3          2.0         1.0       2.2
Contribution expenses under agency agreement .........       0.3           --         0.6
                                                           -----        -----       -----     -----
        Net commission ...............................       1.0          2.0         0.4       2.2

Operating expenses:
        Advertising and promotion ....................      13.6         13.6        13.4      12.6
        Selling, general and administrative ..........      11.7         11.5        16.7      15.5
        Amortization of goodwill and other intangibles       1.1          0.8         1.5       1.3
        Restructuring and other charges ..............        --           --          --       0.2
        Other expense (income), net ..................      (0.3)         0.1        (0.2)      0.0
                                                           -----        -----       -----     -----
Income from operations ...............................      18.3         18.6        11.4      13.5
Interest expense .....................................       3.6          3.9         5.4       4.2
                                                           -----        -----       -----     -----
Income before income taxes ...........................      14.7         14.7         6.0       9.3
Income taxes .........................................       5.9          6.0         2.4       3.8
                                                           -----        -----       -----     -----
Net income before extraordinary item .................       8.8          8.7         3.6       5.5
Extraordinary item, net of tax .......................       0.0          0.9          --       0.7
                                                           -----        -----       -----     -----
Net income ...........................................       8.8          7.8         3.6       4.8
Payments to preferred shareholders ...................       0.0          0.4         0.7       0.6
                                                           -----        -----       -----     -----
Income available to common shareholders ..............       8.8%         7.4%        2.9%      4.2%
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


The "commission earned from agency agreement" in the second quarter of fiscal 2000 represents gross commission of $9.0 million, compared to $12.6 million in the second quarter of fiscal 1999. In the prior year, we recorded commission based on our estimated pro-rata share of Roundup(R) EBIT for the second quarter. In fiscal 2000, in accordance with revenue recognition guidance recently put forward by the SEC, we did not record commission under the Roundup(R) agency agreement until minimum EBIT thresholds as required by the agreement were achieved. We do not expect that this policy will have any effect on the recognition of commission on a full-year basis. Contribution costs of $2.1 million recorded in the second quarter of fiscal 2000 represent amortization of $0.8 million related to amortization of the marketing fee paid to Monsanto and $1.3 million related to the fiscal 2000 contribution payment due to Monsanto as required by the marketing agreement.

We have restated our financial statements as of and for the three months ended April 1, 2000. In connection with the Agency and Marketing Agreement with Monsanto for consumer Roundup products, we were required to pay a marketing fee of $32 million. The earnings originally reported for the three months ended April 1, 2000 reflected amortization of the marketing fee over a period of 20 years. However, we believe that it is unlikely that this agreement will continue beyond ten years. Accordingly, the financial statements as of and for the three months ended April 1, 2000 have been restated to correct for the error in the amortization period and now reflect amortization of the marketing fee over a period of ten years. A more detailed discussion of the restatement and the Roundup agreement is presented in Notes 2 and 3 to the quarterly financial statements.


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


Amortization of goodwill and other intangibles increased to $7.4 million in the second quarter of fiscal 2000, compared to $4.9 million in the prior year, due to additional goodwill and other intangibles resulting from revised estimates of the excess purchase price for the Ortho acquisition.


Other income for the second quarter of fiscal 2000 was $2.5 million compared to other expense of $0.4 million in the prior year. The improvement in income was primarily due to increases in royalty income compared to the prior year stemming from additional royalty arrangements in fiscal 2000.


Income from operations for the second quarter of fiscal 2000 was $132.5 million compared to $117.3 million for the second quarter of fiscal 1999. The increase was primarily due to the favorable sales and margin factors described above, partially offset by a reduction in Roundup(R) commission as discussed above.


Interest expense for the second quarter of fiscal 2000 was $25.9 million, an increase of $1.3 million over fiscal 1999 interest expense of $24.6 million. The slight increase in interest expense was due to increased borrowings to fund the Ortho acquisition offset by reductions in working capital, and an increase in average borrowing rates under our credit facility.

Income tax expense was $43.2 million for fiscal 2000 compared to a $38.0 million in the prior year due to increases in income recognized in the second quarter of fiscal 2000. The Company's effective tax rate did not change significantly from fiscal 2000 to fiscal 1999.


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


Scotts reported net income of $63.4 million for the second quarter of fiscal 2000 (as restated), or $2.15 per common share on a diluted basis, compared to net income of $49.3 million for fiscal 1999, or $1.81 per common share on a diluted basis before the impact of extraordinary items.


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


The "commission earned from agency agreement" in the six months of fiscal 2000 represents gross commission of $9.2 million, compared to $17.6 million in the six months of fiscal 1999. In the prior year, we recorded commission based on our estimated pro-rata share of Roundup(R) EBIT for the six months. In fiscal 2000, in accordance with revenue recognition guidance recently put forward by the SEC, we did not record commission under the Roundup(R) agency agreement until minimum EBIT thresholds as required by the agreement were achieved. The decrease in commission is primarily due to a reduction in trade inventory levels as compared to the prior year. We do not expect that this policy will have any effect on the recognition of commission on a full-year basis. Costs associated with the agency agreement of $5.7 million recorded in the six months of fiscal 2000 represent amortization of $3.2 million related to amortization of the marketing fee paid to Monsanto and $2.5 million related to the fiscal 2000 contribution payment due to Monsanto as required by the marketing agreement.

We have restated our financial statements as of and for the six months ended April 1, 2000. In connection with the Agency and Marketing Agreement with Monsanto for consumer Roundup products, we were required to pay a marketing fee of $32 million. The earnings originally reported for the six months ended April 1, 2000 reflected amortization of the marketing fee over a period of 20 years. However, we believe that it is unlikely that this agreement will continue beyond ten years. Accordingly, the financial statements as of and for the six months ended April 1, 2000 have been restated to correct for the error in the amortization period and now reflect amortization of the marketing fee over a period of ten years. A more detailed discussion of the restatement and the Roundup agreement is presented in Notes 2 and 3 to the quarterly financial statements.


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


Amortization of goodwill and other intangibles increased to $13.0 million in the six months of fiscal 2000, compared to $9.4 million in the prior year, due to additional intangibles resulting from the Ortho acquisition.


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


Income from operations for the six months of fiscal 2000 was $104.4 million compared to $110.2 million for the six months of fiscal 1999. The decrease was primarily due to a reduction in Roundup(R) commission as discussed above, partially offset by the improved sales and margins described above.


Interest expense for the six months of fiscal 2000 was $49.6 million, an increase of $15.2 million over fiscal 1999 interest expense of $34.4 million. The increase in interest expense was due to increased borrowings to fund the Ortho acquisition and an increase in average borrowing rates under our credit facility, partially offset by reduced working capital requirements.


Income tax expense was $22.2 million for fiscal 2000 compared to a $31.1 million in the prior year due to reduced income recognized in the six months of fiscal 2000. The Company's effective tax rate did not change significantly from fiscal 2000 to fiscal 1999.

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


Scotts reported net income of $32.6 million for the six months of fiscal 2000 (as restated), or $0.88 per common share on a diluted basis, compared to net income of $38.9 million for fiscal 1999, or $1.48 per common share on a diluted basis before the impact of extraordinary items. The diluted earnings per share for the six months of fiscal 2000 is net of a one-time reduction of $0.21 per share resulting from the early conversion of preferred stock in October 1999.


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



* Previously filed