Form 10-Q/A
period 2000-07-01
SCOTTS COMPANY
filed 2000-12-07
CIK 825542

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

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)


                                                     THREE MONTHS ENDED     NINE MONTHS ENDED

                                                     ------------------     -----------------
                                                      JULY 1,   JULY 3,    JULY 1,     JULY 3,
                                                       2000      1999       2000        1999
                                                    (restated)           (restated)
                                                      ------   -------    --------    --------
Net sales .........................................   $598.3   $ 586.2    $1,510.6    $1,402.2
Cost of sales .....................................    356.1     349.8       881.4       832.1
                                                      ------   -------    --------    --------
        Gross profit ..............................    242.2     236.4       629.2       570.1
Gross commission earned from agency agreement .....     16.9       9.9        26.1        27.5
Costs associated with agency agreement ............      2.0       0.4         7.7         1.2
                                                      ------   -------    --------    --------
        Net commission earned from agency
         agreement ................................     14.9       9.5        18.4        26.3
Operating expenses:
   Advertising and promotion ......................     64.9      63.8       186.8       166.6
   Selling, general and administrative ............     76.8      80.8       229.8       209.6
   Amortization of goodwill and other intangibles .      6.4       7.9        19.4        17.3
   Restructuring and other charges ................       --        --          --         1.4
   Other expense (income), net ....................      1.0      (1.7)       (0.8)       (3.8)
                                                      ------   -------    --------    --------
Income from operations ............................    108.0      95.1       212.4       205.3
Interest expense ..................................     24.8      24.6        74.4        59.0
                                                      ------   -------    --------    --------
Income before income taxes ........................     83.2      70.5       138.0       146.3
Income taxes ......................................     30.4      28.9        52.6        60.0
                                                      ------   -------    --------    --------
Net income before extraordinary item ..............     52.8      41.6        85.4        86.3
Extraordinary loss on early extinguishment
   of debt, net of tax ............................       --        --          --         5.8
                                                      ------   -------    --------    --------
Net income ........................................     52.8      41.6        85.4        80.5
Payments to preferred shareholders ................       --       2.4         6.4         7.3
                                                      ------   -------    --------    --------
Income available to common shareholders ...........   $ 52.8   $  39.2    $   79.0    $   73.2
                                                      ======   =======    ========    ========
Basic earnings per common share:
   Before extraordinary item ......................   $ 1.89   $  2.14    $   2.83    $   4.32
   Extraordinary item, net of tax .................       --        --          --        0.32
                                                      ------   -------    --------    --------
                                                        1.89      2.14        2.83        4.00
Diluted earnings per common share:
   Before extraordinary item ......................   $ 1.77   $  1.35    $   2.66    $   2.83
   Extraordinary item, net of tax .................       --        --          --        0.19
                                                      ------   -------    --------    --------
                                                        1.77      1.35        2.66        2.64
Common shares used in basic earnings per
   share calculation ..............................     27.9      18.3        27.9        18.3
                                                      ======   =======    ========    ========
Common shares and potential common shares
   used in diluted earnings per share calculation .     29.7      30.9        29.7        30.5
                                                      ======   =======    ========    ========


See notes to condensed, consolidated financial statements

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                                 NINE MONTHS ENDED
                                                                                              -----------------------
                                                                                              JULY 1,         JULY 3,
                                                                                               2000            1999
                                                                                            (restated)
                                                                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...........................................................................    $  85.4       $      80.5
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization....................................................       48.9              42.8
        Loss on sale of property.........................................................        4.0               0.9
        Net change in certain components of working capital..............................       33.7             (14.9)
        Net change in other assets and liabilities and other adjustments.................       (7.5)            (18.8)
                                                                                             -------       -----------
         Net cash provided by operating activities.......................................      164.5              90.5
                                                                                             -------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property, plant and equipment...........................................      (37.2)            (39.4)
   Investment in acquired businesses, net of cash acquired ..............................       (3.4)           (533.4)
   Other, net ...........................................................................        1.7              (5.0)
                                                                                             -------       -----------
        Net cash used in investing activities............................................      (38.9)           (577.8)
                                                                                             -------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (repayments) under revolving and bank lines of credit .................      (24.1)             52.5
   Gross borrowings under term loans.....................................................         --             525.0
   Gross repayments under term loans.....................................................      (18.4)             (1.2)
   Issuance of 8 5/8% Senior Subordinated Notes..........................................         --             330.0
   Extinguishment of $97.1 million 9 7/8% Senior Subordinated Notes......................         --            (104.1)
   Repayment of outstanding balance on previous credit facility .........................         --            (241.0)
   Settlement of interest rate locks.....................................................         --             (12.9)
   Financing and issuance fees...........................................................       (1.0)            (23.8)
   Payments to preferred shareholders....................................................       (6.4)             (9.8)
   Repurchase of treasury shares.........................................................      (23.9)             (6.3)
   Other, net ...........................................................................       (0.8)              3.5
                                                                                             -------       -----------
         Net cash (used in) provided by financing activities.............................      (74.6)            511.9
                                                                                             -------       -----------
Effect of exchange rate changes on cash..................................................       (1.9)             (1.0)
                                                                                             --------      -----------
Net increase in cash.....................................................................       49.1              23.6
Cash and cash equivalents at beginning of period ........................................       30.3              10.6
                                                                                             -------       -----------
Cash and cash equivalents at end of period...............................................    $  79.4       $      34.2
                                                                                             =======       ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Investment in acquired businesses:
   Fair value of assets acquired, net of cash ...........................................    $   3.4       $     635.2
   Liabilities assumed...................................................................         --            (101.8)
                                                                                             --------      -----------
   Net assets acquired...................................................................        3.4             533.4
   Notes issued to seller ...............................................................        2.2              37.0
   Cash paid.............................................................................        1.2               4.8
   Debt issued...........................................................................         --             491.6


See notes to condensed, consolidated financial statements

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                     CONDENSED, CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                              UNAUDITED
                                                                              ---------
                                                                         JULY 1,       JULY 3,    SEPTEMBER 30,
                                                           ASSETS         2000          1999          1999
                                                                       (restated)
                                                                          ----          ----          ----
Current assets:
   Cash and cash equivalents .....................................     $     79.4    $     34.2    $     30.3
   Accounts receivable, less allowances of $13.1, $15.5 and $16.4,
      respectively ...............................................          374.2         319.2         201.4
   Inventories, net ..............................................          294.1         281.1         313.2
   Current deferred tax asset ....................................           24.4          22.1          29.3
   Prepaid and other assets ......................................           21.6          36.2          67.5
                                                                       ----------    ----------    ----------
        Total current assets .....................................          793.7         692.8         641.7
Property, plant and equipment, net ...............................          266.6         241.3         259.4
Intangible assets, net ...........................................          758.9         777.9         794.1
Other assets .....................................................           75.9          59.8          74.4
                                                                       ----------    ----------    ----------
        Total assets .............................................     $  1,895.1    $  1,771.8    $  1,769.6
                                                                       ==========    ==========    ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt ...............................................     $     50.2    $     41.2    $     56.4
   Accounts payable ..............................................          195.5         127.2         133.5
   Accrued liabilities ...........................................          258.0         222.6         177.0
                                                                       ----------    ----------    ----------
        Total current liabilities ................................          503.7         391.0         366.9
Long-term debt ...................................................          836.0         855.6         893.6
Other liabilities ................................................           60.8          59.3          65.8
                                                                       ----------    ----------    ----------
        Total liabilities ........................................        1,400.5       1,305.9       1,326.3
                                                                       ==========    ==========    ==========
Commitments and contingencies
Shareholders' equity:
   Class A Convertible Preferred Stock, no par value .............             --         176.7         173.9
   Common shares, no par value per share,
      $.01 stated value per share, issued 31.3,
      21.1 and 21.3, respectively ................................            0.3           0.2           0.2
   Capital in excess of par value ................................          388.1         209.2         213.9
   Retained earnings .............................................          209.1         149.9         130.1
   Treasury stock, 3.4, 2.8, and 2.9 shares, respectively,
      at cost ....................................................          (83.7)        (58.9)        (61.9)
   Accumulated other comprehensive expense .......................          (19.2)        (11.2)        (12.9)
                                                                       ----------    ----------    ----------
        Total shareholders' equity ...............................          494.6         465.9         443.3
                                                                       ----------    ----------    ----------
Total liabilities and shareholders' equity .......................     $  1,895.1    $  1,771.8    $  1,769.6
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



2.       RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

         The Company has restated its financial statements as of July 1, 2000 and for the three and nine months then ended. As disclosed in Note 3 to these financial statements, the Company paid Monsanto Company ("Monsanto") a marketing fee of $32 million in connection with the Roundup Agency and marketing Agreement (the "Agreement"). The earnings originally reported for fiscal 1999 and the first three quarters of fiscal 2000 reflected amortization of the marketing fee over a period of 20 years. However, the Company believes that it is unlikely that the Agreement will continue beyond ten years. Accordingly, the financial statements as of and for the nine months ended July 1, 2000 have been restated to correct for the error in the amortization period and now reflect amortization of the marketing fee over a period of ten years.

         "Costs associated with agency agreement" in the Company's Statements of Operations for the three and nine months ended July 1, 2000 have been restated to reflect the additional amortization of $1.6 million that was not recognized in fiscal 1999 and the additional amortization to be recognized in fiscal 2000. The Balance Sheet as of July 1, 2000 and the Statements of Cash Flows for the nine months ended July 1, 2000 have been restated for this correction. The impact of this restatement on the Company's financial results as originally reported is summarized below:


                                            As reported     As restated
         Three months ended July 1, 2000
         --------------------------------
         Net income                            $53.0            $52.8
         Basic earnings per common share       $1.90            $1.89
         Diluted earnings per common share     $1.78            $1.77
         Retained earnings, end of period      $210.8           $209.1

         Nine months ended July 1, 2000
         ------------------------------
         Net income                            $87.1            $85.4
         Basic earnings per common share       $2.89            $2.83
         Diluted earnings per common share     $2.71            $2.66
         Retained earnings, end of period      $210.8           $209.1




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

         The Company's conclusion is not free from challenge and, in fact, would likely be challenged if the Company were to terminate the agreement. If it were determined that, upon termination, the Company must pay any remaining deferred contribution amounts and related per annum charges, the resulting charge to earnings could have a material impact on the Company's results of operations and financial position. At July 1, 2000, contribution payments and related per annum charges of approximately $33.6 million had been deferred under the agreement. This amount is considered a contingent obligation and has not been reflected in the financial statements as of and for the nine months then ended.

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


5.       ACQUISITIONS AND DIVESTITURES


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


7.       INTANGIBLE ASSETS, NET


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

8.       LONG-TERM DEBT


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

9.       EARNINGS PER COMMON SHARE

         The following table presents information necessary to calculate basic and diluted earnings per common share ("EPS").

                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      ------------------       -----------------
                                                      JULY 1,       JULY 3,    JULY 1,     JULY 3,
                                                       2000          1999       2000        1999
                                                    (restated)               (restated)
                                                       ----          ----       ----        ----
Net income before extraordinary item ............    $    52.8    $    41.6   $   85.4    $    86.3
Extraordinary loss on early
   extinguishment of debt, net of taxes..........           --           --         --          5.8
                                                     ---------    ---------   --------    ---------
Net income ......................................         52.8         41.6       85.4         80.5
Payments to preferred shareholders ..............           --          2.4        6.4          7.3
                                                     ---------    ---------   --------    ---------
Income available to common shareholders .........    $    52.8    $    39.2   $   79.0    $    73.2
                                                     =========    =========   ========    =========
Weighted-average common shares
   outstanding during the period ................         27.9         18.3       27.9         18.3
Assuming conversion of Class A
   Convertible Preferred Stock ..................           --         10.3         --         10.3
Assuming exercise of warrants ...................          1.0          1.2        1.0          1.0
Assuming exercise of options ....................          0.8          1.1        0.8          0.9
                                                     ---------    ---------   --------    ---------
Weighted-average number of common
   shares outstanding and potential
   common shares ................................         29.7         30.9       29.7         30.5
                                                     ---------    ---------   --------    ---------
Basic earnings per common share:
   Before extraordinary loss ....................         1.89         2.14       2.83         4.32
   Extraordinary loss, net of tax ...............           --           --         --         0.32
                                                     ---------    ---------   --------    ---------
                                                     $    1.89    $    2.14   $   2.83    $    4.00
                                                     =========    =========   ========    =========
Diluted earnings per common share:
   Before extraordinary loss and impact
       of early conversion of preferred shares ..         1.77         1.35       2.87         2.83
   Extraordinary loss, net of tax ...............           --           --         --         0.19
   Impact of early conversion of preferred shares           --           --        .21           --
                                                     ---------    ---------   --------    ---------
                                                     $    1.77    $    1.35   $   2.66    $    2.64
                                                     =========    =========   ========    =========


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


                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      ------------------         -----------------
                                                     JULY 1,       JULY 3,     JULY 1,       JULY 3,
                                                      2000          1999        2000          1999
                                                   (restated)                 (restated)
                                                     -------       ------       ------       -------
Net income ......................................    $  52.8       $ 41.6       $ 85.4       $  80.5
Other comprehensive income (expense):
Foreign currency translation adjustments ........       (0.7)        (2.8)        (6.3)         (8.0)
                                                     -------       ------       ------       -------
Comprehensive income ............................    $  52.1       $ 38.8       $ 79.1       $  72.5
                                                     =======       ======       ======       =======

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


                                        N.A.                                                   OTHER/
(IN MILLIONS)                         CONSUMER          PROFESSIONAL      INTERNATIONAL       CORPORATE          TOTAL
-------------                         --------          ------------      -------------       ---------          -----

SALES:
2000 YTD                              $ 1,101.4           $    96.9        $    312.3                         $  1,510.6
1999 YTD                              $   958.7           $   109.2        $    334.3                         $  1,402.2

2000 Q3                               $   451.1           $    31.7        $    115.5                         $    598.3
1999 Q3                               $   426.9           $    35.8        $    123.5                         $    586.2

OPERATING INCOME (LOSS):
2000 YTD                              $   223.5           $     3.9        $     40.3        $   (55.3)       $    212.4
1999 YTD                              $   192.5           $    12.2        $     52.9        $   (52.3)       $    205.3

2000 Q3                               $   102.1           $     0.4        $     20.8        $   (15.3)       $    108.0
1999 Q3                               $    88.7           $     5.9        $     19.0        $   (18.5)       $     95.1


OPERATING MARGIN:
2000 YTD                                   20.3%                4.0%             12.9%            nm                14.1%
1999 YTD                                   18.9%               11.2%             15.8%            nm                14.6%

2000 Q3                                    22.6%                1.3%             18.0%            nm                18.1%
1999 Q3                                    20.8%               16.5%             15.4%            nm                16.2%


TOTAL ASSETS:
2000 YTD                              $ 1,137.0           $   168.4        $    500.0        $    89.7        $  1,895.1
1999 YTD                              $ 1,028.2           $   179.2        $    500.8        $    63.6        $  1,771.8


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

STATEMENT OF OPERATIONS


FOR THE THREE MONTHS ENDED JULY 1, 2000 (IN MILLIONS)
(UNAUDITED AND RESTATED)

                                                                     SUBSIDIARY       NON-
                                                         PARENT      GUARANTORS    GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                         ------      ----------    ----------   ------------    ------------

Net sales..........................................    $  292.3      $  182.3      $  123.7                    $   598.3
Cost of sales......................................       186.0         105.9          64.2                        356.1
                                                       --------      --------      --------      ---------     ---------
Gross profit.......................................       106.3          76.4          59.5             --         242.2
Gross commission earned from agency
    agreement......................................        15.4           0.4           1.1                         16.9
Contribution expenses under agency agreement.......         1.9            --           0.1                          2.0
                                                       --------      --------      --------      ---------     ---------
    Net commission.................................        13.5           0.4           1.0             --          14.9
Operating expenses:
    Advertising and promotion......................        28.5          21.5          14.9                         64.9
    Selling, general and administrative ...........        45.6           7.8          23.4                         76.8
    Amortization of goodwill and other intangibles.         1.9           1.7           2.8                          6.4
    Equity income .................................       (35.2)                                      35.2            --
    Intracompany allocations.......................        (3.1)          0.9           2.2                           --
    Other expense (income), net ...................         0.7           0.6          (0.3)                         1.0
                                                       --------      --------      --------      ---------     ---------
Income (loss) from operations......................        81.4          44.3          17.5          (35.2)        108.0
Interest expense ..................................        22.1          (3.6)          6.3                         24.8
                                                       --------      --------      --------      ---------     ---------
Income (loss) before income taxes  ................        59.3          47.9          11.2          (35.2)         83.2
Income taxes ......................................         6.5          19.4           4.5                         30.4
                                                       --------      --------      --------      ---------     ---------
Net income (loss)..................................    $   52.8      $   28.5      $    6.7      $   (35.2)    $    52.8
                                                       ========      ========      ========      =========     =========


FOR THE NINE MONTHS ENDED JULY 1, 2000 (IN MILLIONS)
(UNAUDITED AND RESTATED)

                                                                     SUBSIDIARY       NON-
                                                         PARENT      GUARANTORS    GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                         ------      ----------    ----------   ------------    ------------
Net sales..........................................    $  810.8      $  374.0      $  325.8                    $ 1,510.6
Cost of sales......................................       490.5         213.5         177.4                        881.4
                                                       --------      --------      --------      ---------     ---------
Gross profit.......................................       320.3         160.5         148.4             --         629.2
Gross commission earned from agency agreement .....        22.1           0.8           3.2                         26.1
Contribution expenses under agency agreement ......         7.1           0.1           0.5                          7.7
                                                       --------      --------      --------      ---------     ---------
    Net commission.................................        15.0           0.7           2.7             --          18.4
Operating expenses:
    Advertising and promotion .....................        99.9          45.0          41.9                        186.8
    Selling, general and administrative ...........       136.0          22.1          71.7                        229.8
    Amortization of goodwill and other
      intangibles..................................         7.0           5.1           7.3                         19.4
    Equity income..................................       (58.2)                                      58.2            --
    Intracompany allocations.......................       (15.2)          8.9           6.3                           --
    Other expense (income), net ...................         4.1          (4.4)         (0.5)                        (0.8)
                                                       --------      --------      --------      ---------     ---------
Income (loss) from operations......................       161.7          84.5          24.4          (58.2)        212.4
Interest expense ..................................        63.3          (7.3)         18.4                         74.4
                                                       --------      --------      --------      ---------     ---------
Income (loss) before income taxes..................        98.4          91.8           6.0          (58.2)        138.0
Income taxes ......................................        13.0          37.2           2.4                         52.6
                                                       --------      --------      --------      ---------     ---------
Net income (loss)..................................    $   85.4      $   54.6      $    3.6      $   (58.2)    $    85.4
                                                       ========      ========      ========      =========     =========

STATEMENT OF CASH FLOWS


FOR THE NINE MONTH PERIOD ENDED JULY 1, 2000 (IN MILLIONS)
(UNAUDITED AND RESTATED)


                                                                     SUBSIDIARY       NON-
                                                         PARENT      GUARANTORS    GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                         ------      ----------    ----------   ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income.....................................    $   85.4      $   54.6      $    3.6      $   (58.2)    $    85.4
    Adjustments to reconcile net income
      to net cash used in operating activities:
    Depreciation and amortization..................        24.2          13.3          11.4                         48.9
    Loss on sale of property.......................         0.4           1.8           1.8                          4.0
    Equity income .................................       (58.2)                                      58.2           0.0
    Net change in certain components of
      working capital..............................        88.5         (58.3)          3.5                         33.7
    Net changes in other assets and
      liabilities and other adjustments............        (4.5)         (3.1)          0.1                         (7.5)
                                                       --------      --------      --------      ---------     ---------
Net cash provided by operating activities..........       135.8           8.3          20.4            0.0         164.5
                                                       --------      --------      --------      ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in property, plant and equipment....       (28.2)         (2.9)         (6.1)                       (37.2)
    Investments in acquired businesses, net of
      cash acquired...............................          0.1                        (3.5)                        (3.4)
    Other, net.....................................        (0.1)                        1.8                          1.7
                                                       --------      ---------     --------      ---------     ---------
Net cash used in investing activities..............       (28.2)         (2.9)         (7.8)           0.0         (38.9)
                                                       --------      --------      --------      ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings and repayments under
      revolving and bank lines of credit...........       (34.8)          2.4           8.3                        (24.1)
    Gross repayments under term loans..............        (1.5)                      (16.9)                       (18.4)
    Financing and issuance fees....................        (1.0)                                                    (1.0)
    Payments to preferred shareholders.............        (6.4)                                                    (6.4)
    Repurchase of treasury shares..................       (23.9)                                                   (23.9)
    Intracompany financing.........................         9.1         (10.2)          1.1                           --
    Other, net.....................................        (0.8)                                                    (0.8)
                                                       --------      ---------     ---------     ---------     ---------
Net cash used in financing activities..............       (59.3)         (7.8)         (7.5)           0.0         (74.6)
                                                       --------      --------      --------      ---------     ---------
Effect of exchange rate changes on cash............        (1.1)          0.0          (0.8)           0.0          (1.9)
                                                       --------      --------      --------      ---------     ---------
Net increase in cash...............................        47.2          (2.4)          4.3            0.0          49.1
Cash and cash equivalents, beginning of period.....         8.5           3.1          18.7                         30.3
                                                       --------      --------      --------      ---------     ---------
Cash and cash equivalents, end of period...........    $   55.7      $    0.7      $   23.0      $     0.0     $    79.4
                                                       ========      ========      ========      =========     =========

BALANCE SHEET


AS OF JULY 1, 2000 (IN MILLIONS)
(UNAUDITED AND RESTATED)

                                                                     SUBSIDIARY       NON-
                                                         PARENT      GUARANTORS    GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                         ------      ----------    ----------   ------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents......................  $      55.7   $       0.7    $      23.0                 $      79.4
    Accounts receivable, net.......................        164.1          97.1          113.0                       374.2
    Inventories, net...............................        158.8          72.4           62.9                       294.1
    Current deferred tax asset.....................         28.1           0.5           (4.2)                       24.4
    Prepaid and other assets.......................         (1.1)          1.5           21.2                        21.6
                                                     -----------   -----------    -----------   -----------   -----------
      Total current assets.........................        405.6         172.2          215.9           0.0         793.7
Property, plant and equipment, net.................        171.8          56.1           38.7                       266.6
Intangible assets, net.............................        235.1         267.1          256.7                       758.9
Other assets.......................................         54.3           8.4           13.2                        75.9
Investment in affiliates...........................        842.4                                     (842.4)           --
Intracompany assets................................           --         380.1                       (380.1)           --
                                                     -----------   -----------    -----------   -----------   -----------
      Total assets.................................  $   1,709.2         883.9          524.5      (1,222.5)      1,895.1
                                                     ===========   ===========    ===========   ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt................................         28.0           6.7           15.5                        50.2
    Accounts payable...............................         92.2          31.0           72.3                       195.5
    Accrued liabilities............................        111.6          99.3           47.1                       258.0
                                                     -----------   -----------    -----------   -----------   -----------
      Total current liabilities....................        231.8         137.0          134.9           0.0         503.7
Long-term debt.....................................        556.5           5.0          274.5                       836.0
Other liabilities..................................         35.2           6.2           19.4                        60.8
Intracompany liabilities...........................        376.1                          4.0        (380.1)           --
                                                     -----------   ------------   -----------   -----------   -----------
      Total liabilities............................      1,199.6         148.2          432.8        (380.1)      1,400.5
                                                     -----------   -----------    -----------   -----------   -----------
Commitments and contingencies
Shareholders' equity:
    Investment from parent.........................                      488.8           59.8        (548.6)           --
    Common shares, no par value per share,
      $.01 stated value per share..................          0.3                                                      0.3
    Capital in excess of par value.................        388.1                                                    388.1
    Retained earnings..............................        209.1         246.9           46.9        (293.8)        209.1
    Accumulated other comprehensive expense........         (4.2)                      (15.0)                       (19.2)
    Treasury stock, 3.4 shares at cost.............        (83.7)                                                   (83.7)
                                                     -----------   -----------    -----------   -----------   -----------
      Total shareholders' equity...................        509.6         735.7           91.7        (842.4)        494.6
                                                     -----------   -----------    -----------   -----------   -----------
Total liabilities and shareholders' equity.........  $   1,710.2   $     883.9    $     524.5   $  (1,222.5)  $   1,895.1
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
                                                     =========   =========    ===========   ===========

The following table sets forth the components of income and expense as a percentage of sales for the three and nine months ended July 1, 2000 and July 3, 1999:


                                                        FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                        --------------------------        -------------------------
                                                          JULY 1,        JULY 3,           JULY 1,            JULY 3,
                                                           2000           1999              2000               1999
                                                           ----           ----              ----               ----

Net sales.......................................           100.0%         100.0%            100.0%            100.0%
Cost of sales...................................            59.5           59.7              58.3              59.3
                                                     -----------    -----------       -----------      ------------
Gross profit....................................            40.5           40.3              41.7              40.7
Gross commission earned from
  agency agreement..............................             2.8            1.7               1.7               2.0
Contribution expenses under agency
  agreement.....................................             0.3            0.1               0.5               0.1
                                                     -----------    -----------       -----------      ------------
  Net commission................................             2.5            1.6               1.2               1.9
Operating expenses:
   Advertising and promotion....................            10.8           10.9              12.4              11.9
   Selling, general and administrative..........            12.8           13.8              15.2              14.9
   Amortization of goodwill and
      other intangibles.........................             1.1            1.3               1.3               1.2
   Restructuring and other charges..............             --              --                --               0.1
   Other expense (income), net..................             0.2           (0.3)             (0.1)             (0.3)
                                                     -----------    -----------       -----------      ------------
Income from operations..........................            18.1           16.2              14.0              14.6
Interest expense................................             4.1            4.2               4.9               4.2
                                                     -----------    -----------       -----------      ------------
Income before income taxes......................            14.0           12.0               9.1              10.4
Income taxes....................................             5.1            4.9               3.5               4.3
                                                     -----------    -----------       -----------      ------------
Net income before extraordinary item............             8.9            7.1               5.6               6.1
Extraordinary item, net of tax..................             --              --                --               0.4
                                                     ----------     -----------       -----------      ------------
Net income......................................             8.9            7.1               5.6               5.7
Payments to preferred shareholders..............             --             0.4               0.4               0.5
                                                     ----------     -----------       -----------      ------------
Income available to common
  shareholders..................................             8.9%           6.7%              5.2%              5.2%
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


The "gross commission from agency agreement" in the third quarter of fiscal 2000 was $16.9 million compared to $9.9 million in the third quarter of fiscal 1999. In fiscal 2000, in accordance with revenue recognition guidance put forth by the SEC, we did not record commission under the Roundup(R) agency agreement until the minimum EBIT thresholds within the agreement were achieved. In the prior year, commission was recorded each period based on the estimated overall commission rate for the year applied to that period's EBIT. The increase in the gross commission in the third quarter of fiscal 2000 compared to the prior year was due to an increase in the quarterly EBIT for the Roundup(R) business as well as the change in the methodology for calculating the commission. The "contribution expenses under agency agreement" increased to $2.0 million in the third quarter of fiscal 2000 from $0.4 million in the prior year due to an additional $0.4 million of amortization of the marketing fee paid to Monsanto and $1.2 million related to the additional contribution payment due under the agreement in fiscal 2000.

We have restated our financial statements as of and for the three months ended July 1, 2000. In connection with the Agency and Marketing Agreement with Monsanto for consumer Roundup products, we were required to pay a marketing fee of $32 million. The earnings originally reported for the three months ended July 1, 2000 reflected amortization of the marketing fee over a period of 20 years. However, we believe that it is unlikely that this agreement will continue beyond ten years. Accordingly, the financial statements as of and for the three months ended July 1, 2000 have been restated to correct for the error in the amortization period and now reflect amortization of the marketing fee over a period of ten years. A more detailed discussion of the restatement and the Roundup agreement is presented in Notes 2 and 3 to the quarterly financial statements.


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


Income from operations for the third quarter of fiscal 2000 was $108.0 million compared to $95.1 million for the third quarter of fiscal 1999. The increase was primarily due to the increased sales and gross margin dollars and an increase in gross commissions recognized under the Roundup(R) agreement as described above.


Interest expense for the third quarter of fiscal 2000 was $24.8 million, an increase of $0.2 million over fiscal 1999 interest expense of $24.6 million. For the quarter, significantly higher interest rates on our credit facility were substantially offset by reduced borrowing levels reflecting reductions in working capital requirements.


Income tax expense was $30.4 million for the third quarter of fiscal 2000 compared to a $28.9 million in the prior year. The Company's effective tax rate decreased to 36.6% in the current quarter from 41.0% in the prior year. The decrease in the tax rate in fiscal 2000 was due to a reversal of $3.2 million of tax reserves upon resolution of certain outstanding tax matters during the quarter and a reduction in the estimated rate for the year, before adjustment, to 40.5%.


Scotts reported net income of $52.8 million for the third quarter of fiscal 2000 (as restated), or $1.77 per common share on a diluted basis, compared to net income of $41.6 million for the third quarter of fiscal 1999, or $1.35 per common share on a diluted basis.


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


The "gross commission from agency agreement" in the nine months of fiscal 2000 was $26.1 million, compared to $27.5 million in the nine months of fiscal 1999. The decrease in the gross commission from year to year was due to lower EBIT for the Roundup(R) business in fiscal 2000 for purposes of calculating our commission. "Contribution expenses under agency agreement" were $7.7 million for the nine months of fiscal 2000, compared to $1.2 million for fiscal 1999, due to an additional $2.8 million of amortization of the marketing fee paid to Monsanto and $3.7 million related to the increased contribution payment due in fiscal 2000 under the agreement.

We have restated our financial statements as of and for the nine months ended July 1, 2000. In connection with the Agency and Marketing Agreement with Monsanto for consumer Roundup products, we were required to pay a marketing fee of $32 million. The earnings originally reported for the nine months ended July 1, 2000 reflected amortization of the marketing fee over a period of 20 years. However, we believe that it is unlikely that this agreement will continue beyond ten years. Accordingly, the financial statements as of and for the nine months ended July 1, 2000 have been restated to correct for the error in the amortization period and now reflect amortization of the marketing fee over a period of ten years. A more detailed discussion of the restatement and the Roundup agreement is presented in Notes 2 and 3 to the quarterly financial statements.

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


Income from operations for the nine months of fiscal 2000 was $212.4 million compared to $205.3 million for the nine months of fiscal 1999. The increase in income from operations was due primarily to the increase in sales across the North American consumer businesses as noted above, partially offset by the decrease in sales in the Professional segment and a decline in the net commission earned under the Roundup(R) agreement as described above.


Interest expense for the nine months of fiscal 2000 was $74.4 million, an increase of $15.4 million over fiscal 1999 interest expense of $59.0 million. The increase in interest expense was due to increased borrowings to fund the Ortho acquisition and an increase in average borrowing rates under our credit facility, partially offset by reduced working capital requirements.


Income tax expense was $52.6 million for fiscal 2000 compared to $60.0 million in the prior year. The Company's effective tax rate decreased to 38.1% for the first nine months of fiscal 2000 compared to 41.0% for the previous year. The decrease in the tax rate for fiscal 2000 is due to a reversal of $3.2 million of tax reserves upon resolution of certain outstanding tax matters during the third quarter of fiscal 2000 and a reduction in the estimated rate for the year, before adjustment, to 40.5%.


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


Scotts reported net income of $79.0 million for the nine months of fiscal 2000 (as restated), or $2.66 per common share on a diluted basis, compared to net income of $73.2 million for fiscal 1999, or $2.83 per common share on a diluted basis before the impact of extraordinary items. The diluted earnings per share for the nine months of fiscal 2000 is net of a one-time reduction of $0.21 per share resulting from the early conversion of preferred stock in October 1999.

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

* Previously filed