Form 10-K
period 2000-09-30
SCOTTS COMPANY
filed 2000-12-28
CIK 825542

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K
(Mark One)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the fiscal year ended September 30, 2000

                                       OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from  ____________ to  ____________

Commission file number 1-13292

                               THE SCOTTS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                            OHIO                                        31-1414921
---------------------------------------------------------------------------------------------
      (State or other jurisdiction of incorporation or        (I.R.S. Employer Identification
                        organization)                                      No.)

      41 SOUTH HIGH STREET, SUITE 3500, COLUMBUS, OHIO                     43215
---------------------------------------------------------------------------------------------
          (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:      614-719-5500

Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                      -----------------------------------------
Common Shares, without par value (28,049,151                   New York Stock Exchange
  Common Shares outstanding at November 1,
  2000)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the common shares held by non-affiliates of the registrant at November 1, 2000 was $643,979,659.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE PROXY STATEMENT FOR REGISTRANT'S 2001 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD JANUARY 18, 2001, ARE INCORPORATED BY REFERENCE INTO
PART III HEREOF.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Scotts Company (with our subsidiaries, "we" or "Scotts") is among the most widely recognized marketers and manufacturers of products for lawns, gardens and horticulture. Our Turf Builder(R) (for consumer lawn care), Miracle-Gro(R) (for consumer garden care), Osmocote(R) (for professional horticulture) and Ortho(R) (for consumer herbicides and disease-control products) brands command market shares that we believe are more than double those of the next ranked competitors, in the referenced consumer or professional subgroup. In addition, under an agreement with Monsanto Company (now known as Pharmacia Corporation), we have exclusive domestic and international agency and marketing rights to Monsanto's consumer Roundup(R) herbicide products*. In the United Kingdom, our brands include: Weedol(R) and Pathclear(R) consumer herbicides; the Evergreen(R) lawn fertilizer line; the Levington(R) line of lawn and garden products; and Miracle-Gro(R) plant fertilizer. Our brands in continental Europe include KB(R) and Fertiligene(R) in France and NexaLotte(R) and Celaflor(R) in Germany. We believe that our long history of technical innovation, reputation for quality and service and marketing tailored to the needs of do-it-yourself consumers, and professionals, have enabled us to maintain market share leadership in our markets while delivering consistent sales growth.

     Our domestic operating subsidiaries include: Hyponex Corporation, Scotts-Sierra Horticultural Products Company, Republic Tool & Manufacturing Corp., and Scotts Manufacturing Company (formerly Scotts Miracle-Gro Products, Inc.). International operating subsidiaries include: Scotts Canada Ltd. (Canada), Scotts ASEF BVBA (Belgium), Scotts Horticulture Ltd. (Ireland), Scotts France SAS (France), Scotts Celaflor GmbH & Co. KG (Germany), Celaflor HG (Austria), ASEF BV and Scotts International BV (Netherlands), and The Scotts Company (UK) Ltd. and Corwen Home and Garden Limited (United Kingdom).

     Do-it-yourself consumers, and professionals, purchase through different distribution channels and have different information and product needs. To address all of our customers' needs and the international portion of our business, we have seven business groups comprised of Consumer Lawns, Consumer Gardens, Consumer Growing Media, Consumer Ortho and Consumer Canada (together, the "North American Consumer Business Group"), the North American Professional Business Group and the International Business Group.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

     During fiscal 2000, we operated in three principal business segments: (1) the North American Consumer Business Group, which includes products of the Consumer Lawns, Consumer Gardens, Consumer Growing Media and Consumer Ortho groups, sold in the United States and Canada; (2) the North American Professional Business Group, including primarily horticultural products, sold in the United States and Canada; and (3) the International Business Group. The following chart shows, for fiscal 2000, each segment's contribution to consolidated sales and operating income before general corporate expenses:

                                    Percent of Fiscal                       Percent of Fiscal 2000
                                           2000                                Operating Income
                                    Consolidated Sales                 Before General Corporate Expenses
--------------------------------------------------------------------------------------------------------
North American
  Consumer
  Business Group                           72%                                        87%
North American
  Professional
  Business Group                            7%                                         1%
International Business
  Group                                    21%                                        12%

     Financial information on our segments for the three years ended September 30, 2000, is presented in Note 20 of the Notes to Consolidated Financial Statements, which are included under Item 8 of this Form 10-K.
----------------

* Roundup(R) is a registered trademark of Monsanto Company (now known as Pharmacia Corporation).

                                      ----

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

    CONSUMER LAWNS PRODUCTS. Among Scotts' most important consumer products are lawn fertilizers, such as Scotts Turf Builder(R), and lawn fertilizer combination products, such as Scotts Turf Builder(R) with Plus 2(R) Weed Control and Scotts Turf Builder(R) with Halts(R) Crabgrass Preventer. Typically, these are patented, homogeneous, controlled-release products which provide complete controlled feeding for consumers' lawns for up to two months without the risk of damage to the lawn presented by less expensive controlled- and non-controlled-release products. Some of Scotts' products are specially formulated for geographical differences and some, such as Bonus(R) S (to control weeds in Southern grasses), are distributed to limited areas. Lawn control products prevent or control lawn problems and contain no fertilizer component. These control products include Scotts(R) Halts(R) Crabgrass Preventer and GrubEx(R) Season Long Grub Control. Scotts' lawn fertilizers, combination products and control products are sold in dry, granular form.

     Scotts also sells numerous varieties and blends of high quality grass seed, many of them proprietary, designed for different uses and geographies. Our grass seed is sold under the Scotts Pure Premium(TM) and Scotts Quality lines.

     Because Scotts' granular lawn care products perform best when applied evenly and accurately, we sell a line of lawn spreaders specifically manufactured and developed for use with our products. For fiscal 2000, this line included three sizes each of SpeedyGreen(R) rotary spreaders and of AccuGreen(R) drop spreaders, and the HandyGreen(R) II hand-held rotary spreaders, all marketed under the Scotts(R) brand name. Management estimates that for the period from January through August 2000, Scotts' share of the U.S. do-it-yourself consumer lawn fertilizer and combination products, grass seed (includes PatchMaster(R) products) and spreaders market was approximately 52%. Spreaders and lawn and garden carts are manufactured by our Republic Tool subsidiary.

     Under a royalty-bearing licensing agreement, we have granted Union Tools, Inc. the right to produce and market a line of garden tools bearing the Scotts(R) trademark. We also have a royalty-bearing licensing agreement with American Lawn Mower Company for the production and marketing of a line of push-type walk-behind lawn mowers bearing the Scotts(R) trademark. Also, Scotts is a party to a licensing agreement with Home Depot U.S.A., Inc. and a number of manufacturers under which, in return for the payment of royalties, Home Depot markets a line of motorized, walk-behind lawnmowers and tillers bearing the Scotts(R) trademark. These products are sold exclusively through Home Depot retail stores. We do not believe that Scotts had a material share of the markets for these products in fiscal 2000.

     Our OMS Investments, Inc. subsidiary is a party to another royalty-bearing licensing agreement with Home Depot and Deere & Company, under which Home Depot markets a line of high quality, riding/tractor lawnmowers bearing the Scotts(R) trademark, with the mowers currently manufactured by Deere. These mowers are sold exclusively through Home Depot retail stores in Canada and the United States.

     The Consumer Lawns Business Group has used Scotts(R) and Miracle-Gro(R) consumer brand recognition to market "Scotts LawnService(R)". Scotts LawnService(R) provides applications of lawn fertilizer and control products, and tree/shrub care services. Through fiscal 2000, Scotts LawnService(R) serviced 11 markets and had 22 franchised outlets. The fiscal 2001 strategy will be to: expand the business aggressively within existing markets; enter into a few new markets through both company-owned and franchised operations; and make selective acquisitions of suitable lawn service companies.

    CONSUMER GARDENS PRODUCTS. Scotts sells a complete line of water-soluble fertilizers under the Miracle-Gro(R) brand name. These products are primarily used for garden fertilizer application. We also produce and sell a line of boxed Scotts(R) plant foods, garden and landscape fertilizers, Osmocote(R) controlled-release garden fertilizers, hose-end feeders and houseplant fertilizer products.

     The Consumer Gardens Business Group markets and distributes what we believe to be the country's leading line, by market share, of water-soluble plant foods. These products are designed to be dissolved in

                                      ----
water, creating a dilute nutrient solution which is poured over plants or sprayed through an applicator and rapidly absorbed by their roots and leaves.

     Miracle-Gro(R) All-Purpose Water-Soluble Plant Food is the leading product in the Miracle-Gro(R) line, by market share. Other water-soluble plant foods in the product line include Miracid(R) for acid loving plants, Miracle-Gro(R) for Roses, Miracle-Gro(R) for Tomatoes, Miracle-Gro(R) for Lawns and Miracle-Gro(R) Bloom Booster(R) for flowers. This group also sells a line of hose-end applicators for water-soluble plant foods, through the Miracle-Gro(R) No-Clog-4 in 1(R) Garden and Lawn Feeder line, which allows consumers to apply water-soluble fertilizers to large areas quickly and easily with no mixing or measuring required. The Consumer Gardens Business Group also markets a line of products for houseplant use including Liquid Miracle-Gro(R), African Violet Food, Plant Food Spikes, Leaf Shine and Orchid Food.

     We believe that for the period from January through August 2000, Scotts' share of the garden fertilizer market was 62%, and its share of the indoor plant foods market was approximately 33%.

    CONSUMER GROWING MEDIA PRODUCTS. The Consumer Growing Media Business Group sells a complete line of growing media products for indoor and outdoor uses under the Miracle-Gro(R), Scotts(R), Hyponex(R) and Earthgro(R) brands, and other labels. These products include retail potting soils, garden soils, topsoil, manures, sphagnum peat and decorative barks and mulches.

     We believe that for the period from January through August 2000, we had approximately a 54% market share of the consumer potting soil market, and approximately a 67% market share of the consumer garden soil market.

    CONSUMER ORTHO PRODUCTS. The Consumer Ortho Business Group markets weed control, insect control and plant disease control products under the Ortho(R) brand name. The Ortho(R) product line includes over 150 different items that solve outdoor pest problems faced by consumers. Ortho(R) products are available in aerosol, liquid ready-to-use, concentrated, granular and dust forms in a wide variety of sizes and delivery systems.

     The Consumer Ortho Business Group's weed control products are led by the Weed-B-Gon(R) herbicide -- which we believe is the leading selective consumer herbicide brand in the United States, by market share. In addition, the Consumer Ortho Business Group sells products in the brush control segment (Brush-B-Gon(R)) and total vegetation control segment (Triox(R)) of the weed control market.

     The Consumer Ortho Business Group markets insect control products for outdoor and indoor use. Outdoor insect control products include general insect control under the Ortho(R), Bug-B-Gon(R), Diazinon Ultra(R), Diazinon Plus(R), Malathion 50 Plus(R), Isotox(R) and Orthene(R) brand names. Because consumer satisfaction depends on easy and accurate application of these products, this group also markets a line of applicators under the Ortho(R), Lock 'N Spray(R), Spray-ette(R), Dial 'n Spray(R), Whirlybird(R) and Pull 'N Spray(R) brands.

     The Ortho(R) outdoor line also includes specialty insect control products under the Ortho(R), RosePride(R), Ortho-Klor(R), Ant-Stop(R) and Orthene(R) Fire Ant control brands. Specialty outdoor products include a line of snail and slug controls under the Bug-Geta(R) and Bug-Geta(R) Plus brand names. There is also a line of indoor insect control products under the Ortho(R) Home Defense(R), Flea-B-Gon(R) and Ant-Stop(R) brand names.

     Separately, the Ortho(R) product line includes items that control common diseases on lawns, roses, ornamental and vegetable gardens, and sensitive trees and shrubs. Several of these disease control products also control insects. These products are sold under the Ortho(R), Orthenex(R), Funginex(R) (owned by American Cyanamid Company) and Daconil 2787(R) (owned by GB Biosciences Corporation) brand names. The group also markets a limited line of fertilizers under the Greensweep(R) and Up-Start(R) brands.

     The Ortho(R) product line is typically formulated with proprietary active ingredients sourced from some of the world's largest agricultural and specialty chemical manufacturers. A number of the packaging systems used in the line are unique, including the Pull 'N Spray(R) system and Lock 'N Spray(R) hose-end dispensing system.

     We believe that for the period from January through August 2000, brands marketed by this group had a combined share of the U.S. consumer lawn and garden control products segment of approximately 47%.

                                      ----

     This group also acts as the exclusive agent to market and manage Monsanto's (now Pharmacia's) consumer Roundup(R) brand of non-selective weed control products in the United States. Roundup(R) is sold in aerosol, liquid ready-to-use, concentrated and super-concentrated forms. We believe Roundup(R) is the leading brand of consumer non-selective weed control products, by market share, in the United States, Germany, France, Australia, Denmark, Sweden, Norway and Belgium. See "Matters Relating to Scotts Generally -- Roundup Marketing Agreement, -- Commission Structure, -- Term, -- Termination, -- Termination
Fee, -- Sale of Roundup and -- Marketing Fee."

    CONSUMER CANADA. For fiscal 2000, Scotts established a separate business office in Canada to manage and further develop the Green Cross(R) brand of pesticide products there, and to integrate Scotts' lawns, gardens and growing media businesses with the Green Cross(R) business acquired in the acquisition of the consumer Ortho business in January 1999. This office operates as Scotts Canada Ltd.

MARKET

     We believe that our leading market share position in the U.S. consumer do-it-yourself lawn care and garden markets has been the result of our strong marketing and advertising programs, sophisticated technology, the superior quality and value of our products and service provided to customers. Scotts seeks to maintain and expand its market position by emphasizing these qualities and taking advantage of the name and reputation of its many strong brands such as Scotts(R), Miracle-Gro(R), Ortho(R) and Hyponex(R).

     We have the leading market share in the lawn, garden and growing media sections of the growing lawn and garden market. Census data indicates that the consumer segment age of 40 and older, who represent the largest group of lawn and garden product users, will grow by 18% from 2000 to 2010, a growth rate more than twice that of the total population.

     Drawing upon our strong research and development capabilities, we intend to continue to develop and introduce new and innovative lawn and garden products. We believe that our ability to introduce successful new consumer products has been an important element in our growth. New consumer products in recent years include:

     FISCAL 1998

        the No-Clog-4 in 1(R), which allows for sprinkler feeding of fertilizer for gardens and lawns; a new line of potting mix and soil amendment products under the Miracle-Gro(R) brand; and an expanded assortment of professional nursery quality potting mixes for consumers under the Scotts Pro Gro(R) brand

     FISCAL 1999

        Miracle-Gro(R) Flower Seeding Mix, a pre-mixed combination of flower seed, fertilizer and mulch; Miracle-Gro(R) Bloom Booster(R), a fertilizer for flowers; and three varieties of Miracle-Gro(R) Tree and Shrub Fertilizer Spikes, a fertilizer for outdoor trees and shrubs

     FISCAL 2000

        Turf Builder(R) with Micromax(R) micronutrients; the Pure Premium(TM) line of Scotts(R) grass seed for consumer use; Miracle-Gro(R) Garden Weed Prevent and Miracle-Gro(R) Garden Weed Prevent and Plant Food, which contain a pre-emergent herbicide for outdoor gardening; and a premium line of outdoor garden soils under the Miracle-Gro(R) brand.

     In fiscal 2001, we plan to introduce: a premium Turf Builder(R) grass seed, marketed exclusively by North America's largest home center organization; Miracle-Gro(R) water-soluble plant food for Azaleas, Camellia and Rhododendrons; Miracle-Gro(R) Moisture Control(TM) Potting Mix, a premium potting mix that retains water for a longer period of time; Miracle-Gro(R) Enriched Sphagnum Peat Moss, a premium peat moss product; and a line of improved indoor aerosol pest control products under the Ortho(R) brand.

     Scotts also seeks to capitalize upon the competitive advantages stemming from our market share positions and ability to act as a nationwide supplier of a full line of consumer lawn and garden products. We believe that this gives us an advantage in selling to retailers, who value the efficiency of dealing with a limited number of suppliers with high-recognition consumer brands.

                                      ----

     During fiscal 2000, Scotts continued to strengthen its relationship with key retailers by maintaining business development teams at Home Depot, Kmart, Lowe's, Wal*Mart, the U.S. military and hardware co-operatives. The business development teams work closely with these retailers, who represent 78% of the sales volume for the North American Consumer Business Group. The teams assist in all areas of business including category management, best practices development, product mix, merchandising, shelving and pricing. Additionally, Scotts is a source of consumer data that assists retailers in identifying retail trends, which can lead to increased store sales.

     Scotts formed a North American sales management integration team in fiscal 2000 to coordinate customer programs, customer service and retailer education programs, offered by all business groups within the North American Consumer Business Group. For fiscal 2001, this team will integrate sales, merchandising and in-store counseling efforts across all of these business groups.

MARKETING, PROMOTION AND BUSINESS STRATEGY

     For fiscal 2000, Consumer Lawns products were sold by an approximate 100-person direct sales force to the headquarters of national, regional and local retail chains. This sales force, most of whom have college degrees and prior sales experience, also recruited and supervised approximately 335 seasonal part-time merchandisers and 65 part-time year-round merchandisers in connection with Scotts' emphasis on in-store retail merchandising of lawn and garden products, a strategy Scotts intends to continue for fiscal 2001. Most retail sales of Scotts' lawn products occur on weekends during the spring and fall. The Consumer Lawns Business Group also employs distributors on a selective basis.

     For fiscal 2000, the Consumer Gardens Business Group utilized a 10-person sales force for sales to a network of hardware and lawn and garden wholesale distributors, with some sales made directly to retailers. Most retail sales of Consumer Gardens products occur on or near weekends during Spring and early Summer. For fiscal 2000, the sales force for Consumer Gardens and Ortho(R) products were combined in some geographic areas, for sales to retail home center stores.

     For fiscal 2000, the Consumer Growing Media Business Group utilized a 20-person direct sales force to cover the headquarters of national and regional chains, local accounts of significant size and distributors who sell to smaller accounts. The Consumer Growing Media Business Group's sales force hired and directed a network of outside merchandising service companies to provide seasonal in-store retail merchandising and re-order support on a national basis. Most retail sales of Consumer Growing Media commodity landscape products occur on weekends during late spring, while value-added products sell year-round.

     For fiscal 2000, Ortho(R) and Roundup(R) branded products were sold to the headquarters of the largest 25 retail customers through an approximate 120-person direct sales force, who worked with the Consumer Ortho Business Group's largest customers to secure retail placement for Ortho(R) and Roundup(R) brands as well as ongoing promotional and cooperative advertising support. This sales force recruited and supervised approximately 90 seasonal part-time merchandisers and 100 part-time year-round merchandisers.

     Prior to fiscal 2000, Ortho(R) and Roundup(R) products were distributed under an exclusive distribution agreement with Central Garden & Pet Company. Scotts assumed the agreement with Central Garden as part of the Ortho acquisition in January 1999. After the Central Garden agreement expired in September 1999, Scotts began distributing Ortho(R) and Roundup(R) products in a manner similar to its other lawn and garden products. This system involved a combination of distributors, of which the largest was Central Garden, as well as direct sales by Scotts to some major retailers. For fiscal 2001, Scotts has terminated its distribution arrangement with Central Garden, and structured a new distribution network for all North American business groups, in which Scotts will take orders from, and distribute and ship directly to or indirectly through regional distribution centers to, major retail customers. See "Matters Relating to Scotts Generally -- Distribution".

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

                                      ----

Lawn Pro(R) program has helped Scotts to grow its business with independent retailers while they face increasing competition from mass merchandisers and home improvement centers. The Consumer Growing Media Business Group similarly markets a special line of growing media products under the 1881 Select(R) label, to independent retailers on a regional basis.

     Scotts supports its sales efforts with extensive advertising and promotional programs, in furtherance of a consumer "pull" marketing strategy. Advertising primarily airs on national and regional television and radio programming with supplemental efforts in key markets via spot TV, radio and print. Because of the importance of the spring sales season in the marketing of consumer lawn and garden products, Scotts focuses advertising and promotional efforts on this period. In addition to creating product awareness, advertising and other promotional efforts encourage consumers to make their lawn and garden purchases in the early months of spring to moderate weather-related risk. The Consumer Lawns Business Group also utilizes radio and television advertising to build consumer product usage in the Fall, a recommended time to plant grass seed and plants. That group also promotes a Turf Builder(R) annual program, which encourages consumers to purchase their entire year's supply of Turf Builder(R) products in early spring, for application in the early spring, late spring, summer and fall. Advertising and retail customer promotional efforts, including feature displays, coincide with periods of high seasonal demand.

     The percentage of North American Consumer Business Group sales to mass merchandisers, warehouse-type clubs, home improvement centers and large buying groups continues to increase as a percentage of sales. The top ten accounts (which include two buying groups of independent retailers) represented 79% of the North American Consumer Business Group sales in fiscal 1999 and 80% in fiscal 2000.

     An important part of Scotts' sales effort is its national toll-free Consumer Helpline, on which its Consumer Service consultants answer questions about Scotts' products and give general lawn and garden advice to consumers. With the fiscal 1999 Ortho acquisition, the Consumer Services divisions at Scotts and Ortho were integrated. Scotts' consultants responded to approximately 810,000 telephone and written inquiries in fiscal 2000.

     Backing up Scotts' marketing effort is its well-known Scotts No-Quibble Guarantee(R), instituted in 1958, which promises consumers a full refund if for any reason they are not satisfied with the results after using Scotts' lawn, garden and growing media products. Refunds under this guarantee have consistently amounted to less than 0.4% of net sales for the North American Consumer Business Group on an annual basis.

     Scotts has an Internet web site at www.scottscompany.com, which provides lawn care and gardening information for consumers, and special sections for the North American Professional Business Group's customers, along with corporate and investment information. Do-it-yourself consumer topics include basic lawn care and gardening tips, problem solving, frequently asked questions, houseplant care, landscaping with trees and shrubs and product guides. An arrangement with the National Gardening Association (NGA) provides access to a database of gardening questions with answers by NGA's staff horticulturists. The site also provides an e-mail link to Scotts' Consumer Helpline for answers to lawn care questions. The Professional Horticulture section points nursery and greenhouse growers to their nearest distributor, delivers the latest news from the Professional Horticulture business of Scotts, and directs users to customer service. For the period from January through September 2000, the site received approximately 2 million user sessions and 39,000 e-mails to Scotts' Consumer Helpline. This represents increases of 176% for the number of user sessions, and 120% for the number of e-mails, over the same period in 1999. A Lawn Care E-Mail Reminder Service was added to the site in March, with 90,000 homeowners registering for the service in the first seven months.

     The fiscal 2001 marketing strategies for the Consumer Lawns Business Group are to continue the efforts begun in prior years to improve Scotts' relationship with consumers and retail customers, including: carefully directed consumer research, to increase understanding of its markets, sales trends and consumer needs; increased media advertising, with continuation of television advertising featuring real-life stories of individuals' experiences with Scotts(R) products, and of weekend radio advertising emphasizing that "this weekend" is the best time to apply selected Scotts products; simplification of the product line; addressing "just-in-time" customer purchasing through continued use of the "never-out" program by which Scotts builds pre-season inventory of select high-volume products, which enhances Scotts' ability to timely and

                                      ----
completely fill customer orders; and use of retail merchandisers to enhance communications with consumers at the point of sale.

     The fiscal 2001 marketing strategies for the Consumer Gardens Business Group are to continue: the conducting of consumer and market research to analyze consumer attitudes and purchase decisions; implementation of packaging improvements and graphic re-design; cost-reduction and quality enhancement efforts throughout all product lines; and increased national network television advertising. Growth is expected by increasing the frequency of use among current users.

     The fiscal 2001 strategy for the Consumer Growing Media Business Group is to expand its market share of the potting soil and garden soil markets and increase the size of these markets, while maintaining a network of low-cost production facilities for the more commodity-oriented products such as topsoil, manures and barks/mulches. Scotts expects to grow its share of the potting and garden soil markets by: developing products and national marketing programs which utilize its Miracle-Gro(R) and Scotts(R) brand names on high-quality, higher margin growing media products such as potting mixes, with innovative and consumer-preferred packaging; expanding distribution of these products; and conducting consumer research to better understand market needs.

     The fiscal 2001 strategy for the Consumer Ortho Business Group is to increase the size of the markets in which it competes and to capture a share of this growth greater than its market share, through: the effective use of media advertising; improved product availability and consumer communication at retail point-of-purchase; and product and packaging improvements to make the products easier to apply with good results. Growth is expected by attracting new users to the categories and by increasing the frequency of use among current users.

COMPETITION

     The consumer lawn and garden market is highly competitive. Consumers have a choice of do-it-yourself lawn care or use of a lawn service. In the do-it-yourself lawn care and consumer garden markets, Scotts' products compete primarily against "control-label" products produced by various suppliers and sold by such companies as Home Depot (Vigoro(R)), Lowe's (Sta-Green(R)), Wal*Mart (Sam's American Choice(R)), and Kmart (KGro(R)). "Control-label" products are those sold under a retailer-owned label or a supplier-owned label, which are sold exclusively at a specific retail chain. These products compete across the entire range of Scotts' consumer product line. Some of Scotts' consumer products compete against nationally distributed branded fertilizers, pesticides and combination products marketed by such companies as United Industries Corporation (Peters(R) water-soluble fertilizers for the consumer market), Pursell Industries (Vigoro(R), Sta-Green(R)), the Bayer/Pursell Industries joint venture (Advanced Garden(TM), Advanced Lawn(TM)), Central Garden & Pet (Pennington(R) Seed), Lesco (Lesco lawn fertilizers), Schultz Co. (Schultz(R) garden fertilizers and potting soils) and Lebanon Chemical Corp. (Greenview(R) and Preen(R)). Competitors in Canada include The Nu-Gro Corporation, So Green and IMC Vigoro.

     Based on current usage and attitude surveys, management estimates that approximately 15% of all homeowners with lawns use a lawn service. The most significant competitors for the consumer market which uses a lawn service are lawn care service companies. Tru Green-ChemLawn(R), a division of Service Master, is the major national lawn service provider. Service Master is significantly larger than Scotts.

     Most competitors to the Consumer Lawns and Consumer Gardens Business Groups sell their products at prices lower than those of Scotts, with the exception of lawn care service companies. Scotts competes primarily on the basis of its strong brand names, consumer advertising campaigns, quality, value, service, convenience and technological innovation. Scotts' competitive position is also supported by its national sales force and its unconditional guarantee.

     In addition to nationally distributed, branded competitive products, Scotts' Consumer Growing Media Business Group faces competition from regional competitors who are able to compete very effectively on the basis of price for commodity products.

     The Consumer Ortho Business Group operates in highly competitive markets against a large number of national and regional brands as well as retailer-supported private or "control" labels. Given the large number of distinct market segments and product types coupled with limited shelf space, retailer customers often are forced to limit listings in any one product to two or three manufacturers. This typically means

                                      ----
one to two national brands, a regional brand and/or a private label offering. Ortho's principal national competitors include: United Industries Corporation (Spectracide(R), Hot Shot(R)), the Bayer/Pursell Industries joint venture (Advanced Garden(TM), Advanced Lawn(TM) pesticide line), Central Garden (Amdro(R)) and Enforcer Products, Inc. (Enforcer(R)). Regional competitors include: The Chas. H. Lilly Co. (Lilly-Miller(R)), Green Light Company (Green Light(R)), Sunnyland, Bonide Products, Inc. (Bonide(R)) and Farnam Companies, Inc. (Security(R) and Finale(R)). Customers with significant private label programs include: Wal*Mart, Kmart, Home Depot, Lowe's, TruServ and Ace Hardware.

     Roundup(R) competitors include United Industries Corporation
(Spectracide(R)), Enforcer Products, Inc. (Enforcer(R)), Farnam Companies, Inc. (Security(R) and Finale(R)) and private label products.

     No assurance is given that new or existing competitors will not erode Scotts' share of the consumer lawn and garden market and its profit margins in the future.

BACKLOG

     For fiscal 2000, the majority of annual consumer product orders were received from retailers during the months of October through April and were shipped during the months of January through April. For fiscal 2001, direct distribution to retailers by Scotts is expected to shift order placement by retailers to the months of December through April for delivery during the months of January through May. As of November 24, 2000, orders on hand for retailers (includes orders for Consumer Growing Media products) totaled approximately $14.2 million compared to approximately $67.1 million on the same date in fiscal 1999 (excludes Consumer Growing Media products, which, before fiscal 2000, and the introduction of nationally-distributed, branded products, were normally ordered in-season on an "as-needed" basis). All such orders are expected to be filled in fiscal 2001.

NORTH AMERICAN PROFESSIONAL BUSINESS GROUP

MARKET

     Scotts sells its professional products to commercial nurseries, greenhouses, landscape services and specialty crop growers. Our Professional Business Group's core business is Horticulture, in primarily the nursery and greenhouse markets. Professional customers are major commercial nursery/greenhouse operations such as Monrovia, Hines, Imperial, Flowerwood, McCorkle's and Baucom's. This group's other core business, North American ProTurf(R), the professionally managed turf market, was sold to The Andersons, Inc. in the United States and to The Nu-Gro Corporation in Canada, in May 2000. Under the sale agreements, the buyers acquired the rights to selected professional turf trademarks and product inventories. The parties entered into a supply agreement under which Scotts will use its proprietary manufacturing processes to produce value-added turf products for the buyers. Of the 36 employees working primarily in the ProTurf(R) business, 33 remained with the business and became employees of the new owners.

     For fiscal 2001, the Professional Business Group will be renamed the North American Horticulture Business Group, and become part of the Worldwide Professional Group.

     Scotts sells products to thousands of nursery, greenhouse and specialty crop growers through a network of approximately 75 horticultural distributors. We estimate that our leading market share of the North American horticultural market was approximately 28% in fiscal 2000.

     We believe that the increasing acceptance of controlled-release fertilizers in horticultural/agricultural applications due to performance advantages, labor savings and water quality concerns should contribute to sales growth in the horticulture market. However, competitive product technologies may also make inroads into the horticultural markets.

PRODUCTS

     Our professional horticultural products, marketed under such brand names as Aqua-Gro(R) (owned by Aquatrols Corporation of America, Inc.), Osmocote(R), Miracle-Gro(R), Metro-Mix(R), Banrot(R), Rout(R) and Peters(R), include a broad line of sophisticated controlled-release fertilizers, water-soluble fertilizers, pesticide products (herbicides, insecticides and fungicides), wetting agents and growing media products. The fertilizer lines utilize a range of proprietary controlled-release fertilizer technologies, including Poly-S(R),

                                      ----

Osmocote(R) and ScottKote(R), and patented, proprietary water-soluble fertilizer technologies, including Miracle-Gro Excel(R). Scotts applies these technologies to meet a wide range of professional customer needs, ranging from quick-release greenhouse fertilizers to extended-release nursery fertilizers that last up to a year or more.

     To secure uninterrupted supply and consistent costs of raw materials, the Horticulture group has entered into alliances with suppliers. Scotts works closely with basic pesticide manufacturers to secure access to, and if possible, exclusive positions on, advanced control chemistry which can be formulated on granular carriers or formulated as a liquid application. In fiscal 1998, Scotts signed an agreement with AgrEvo USA Company for the exclusive domestic distribution rights to various AgrEvo active ingredients for the professional horticulture market. These active ingredients were used to create Scotts(R) branded fungicides and insecticides such as Contrast(TM), Closure(TM) and Ovation(TM), three new products launched in fiscal 1999 and 2000. This agreement is currently the subject of litigation. See "ITEM 3. LEGAL PROCEEDINGS." Scotts expects the plant protection product group to represent up to 15% of Horticulture sales by fiscal 2002.

     The professional horticulture line also includes an established line of soil-less mixes in which controlled-release and control products, and water-soluble fertilizers and wetting agents, can be incorporated or applied, respectively, to customize potting media for nurseries and greenhouses.

BUSINESS STRATEGY

     Our North American Professional Business Group focuses sales efforts on the middle and high ends of the professional market and generally does not compete for sales of commodity products. Demand for Scotts' professional products is primarily driven by product quality, performance and technical support. Scotts seeks to meet these needs with a range of sophisticated, specialized products and technically competent sales personnel and managers to service customers with recommendations and advice.

     A primary focus of the North American Professional Business Group's strategy is to provide innovative high-value products to its professional horticultural customers. For fiscal 2000, in the horticulture market, the group continued its expansion into the market with Osmocote(R) Pro, a modification of Osmocote(R) timed-release fertilizer with IBDU fertilizer for U.S. markets, which was a result of a marketing agreement reached with Nu-Gro, Inc. Scotts' fertilizer technology is expected to lead to further new combination product introductions in fiscal 2001 and beyond.

MARKETING AND PROMOTION

     For fiscal 2000, the North American Professional Business Group's horticultural sales force consisted of approximately 30 territory managers. Most territory managers have degrees in agronomy, horticulture or similar disciplines, and are well regarded in the industry. Several hold advanced degrees. Territory managers work with greenhouse and nursery managers and other landscape professionals. In addition to marketing Scotts' products, Scotts' territory managers provide consultation, testing services and advice regarding maintenance practices, including individualized comprehensive programs incorporating various products for use at specified times throughout the year. The North American Professional Business Group is served through a network of distributors.

     To reach potential purchasers, Scotts uses trade advertising and direct mail and sponsors seminars throughout the country. In addition, Scotts maintains a special toll-free number for its professional customers. The professional customer service department responded to over 50,000 telephone inquiries in fiscal 2000 (excludes calls for the ProTurf(R) business, which was sold in May
2000).

COMPETITION

     In the professional horticulture markets, Scotts faces a broad range of competition from numerous companies ranging in size from multi-national chemical and fertilizer companies such as DowAgroSciences Company, Uniroyal and Chisso-Asahi, to smaller specialized companies such as Pursell Technologies, Inc., SunGro (a Division of Hines Horticultural), and Fafard, which are local fertilizer and soil manufacturers and blenders. In addition, the higher margins available for sophisticated products to treat high-value crops continue to attract large and small chemical producers and formulators, some of which have significant financial resources and research departments. The influence of mass merchandisers, with significant

                                      ----
buying power, has increased the cost consciousness of horticulture growers who sell much of their production volume through mass merchandisers, to the consumer. While Scotts believes that its reputation, ornamental market focus, expertise in product development and sales and distribution network should enable it to continue to maintain and build its share of the professional market, there can be no assurance that we will be able to maintain market share or margins against new or existing competitors.

BACKLOG

     A large portion of professional horticultural product orders is received during the months of November through March and is filled during the months of December through May. As of November 24, 2000, orders on hand from professional horticultural customers totaled approximately $9.5 million compared with $10.0 million on the same date in 1999. All of these orders are expected to be filled in fiscal 2001.

BRANDED PLANTS BUSINESS SUBGROUP

     In May 2000, the Branded Plants Business subgroup was formed within the North American Professional Business Group to develop the green goods market segment, which includes turf, seeds, annual and perennial flowers, cut flowers, shrubs and ground covers. The subgroup's focus is on development of superior turf and ornamental plants through both conventional and biotech breeding methods. See "Matters Relation to Scotts Generally -- Research and Development". Potential sales of branded plants to consumers through retail channels, and sales of turf seeds to professional horticultural customers, are also managed by this subgroup. For fiscal 2001, this subgroup will become a business unit within the North American Consumer Business Group. This subgroup is not expected to generate significant product sales until fiscal 2004. However, action or inaction by governmental regulatory agencies could significantly or permanently delay or inhibit bringing these products to market.

INTERNATIONAL BUSINESS GROUP

MARKET

     The International Business Group regularly sells its products to both consumer and professional users in over 40 countries. We believe that growth potential should exist in both markets. This group also manages and markets consumer Roundup(R) internationally. We have established business entities in the markets with significant potential, which include Australia, the United Kingdom, the Benelux countries, Germany, France, Spain and Italy.

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

     Consumer products are sold by an approximate 200-person sales force and professional products are sold by an approximate 94-person sales force.

     We believe that we have leading market share positions in the United Kingdom in a number of lawn and garden market categories. Our major consumer brands there include Miracle-Gro(R) plant fertilizers, Weedol(R) and Pathclear(R) herbicides, EverGreen(R) lawn fertilizer, Levington(R) growing media, and Bug Gun(R) insecticides.

     We believe that Scotts is continental Europe's largest producer of consumer lawn and garden products. We manufacture and sell a full line of consumer lawn and garden pesticides, fertilizers and growing media in France, Germany, the Benelux countries, Austria, Italy and Spain. Brands include KB(R) and Fertiligene(R) in France; Celaflor(R) and NexaLotte(R) in Germany; and ASEF in the Netherlands.

                                      ----

     In October 1998, we acquired from an agency of the Irish government, Bord na Mona, plc, the Shamrock(TM) trademark, a brand used to market peat products in the United Kingdom and Ireland. We also acquired the rights to a horticultural peat supply agreement with Bord na Mona as supplier, which included an option to supply the Shamrock(TM) brand of peat in continental European markets. Under the agreement, Bord na Mona will mix and package peat and other growing media products for Scotts. This acquisition secures our access to high quality peat resources for both the consumer and professional markets in the United Kingdom and Ireland. In March 2000, we exercised the above option and completed the purchase of the exclusive worldwide distribution rights for horticultural peat and peat products manufactured by Bord na Mona. Under the terms of the new long term supply agreement (which replaced the original agreement), we will market and distribute a range of peat-based products, manufactured and packaged by Bord na Mona, throughout Europe and the rest of the world. Currently, the products are marketed in the professional grower sector. We also intend to use the peat to supply our consumer growing media business in Europe.

     In fiscal 1999, in connection with efforts to successfully integrate several acquisitions, we divided management of our international operations into four zones, as follows: Zone 1 (the consumer business in the United Kingdom and Ireland); Zone 2 (the consumer business in France, Belgium and Holland); Zone 3 (the consumer business in Germany, Austria and Australia); and Zone 4 (the professional business). For fiscal 2001 going forward, the international consumer and professional businesses will be divided into two new groups, Worldwide Professional and International Consumer. The Worldwide Professional Group will include the North American Horticulture Business subgroup.

BUSINESS STRATEGY

     A significant portion of Scotts' sales and earnings is derived from customers in foreign countries. The headquarters office for the International Business Group is located near Lyon, France, in Ecully. The Professional subgroup of the International Business Group maintains a separate office in Waardenburg, Netherlands. Scotts' managers travel abroad regularly to visit its facilities, distributors and customers. Scotts' own employees manage its affairs in Europe, Australia, Malaysia, Mexico, Brazil and the Caribbean. The International Business Group plans to further develop its international business in both the consumer and professional markets. We believe that the technology, quality and value that are widely associated with our domestic and acquired brands should be transferable to the global marketplace.

     We believe the International Business Group is positioned to obtain an increased share of the international market. We have a broad, diversified product line made up of value-added fertilizers which can be targeted to the market segments of consumer, turf, horticulture and high value agricultural crops. Also, we have the capability to sell worldwide through our extensive distributor network. However, there can be no assurance that we can maintain market share or margins against new or existing competitors, or that we can obtain an increased share of the international market.

     Any significant changes in international economic conditions, expropriations, changes in taxation and regulation by U.S. and/or foreign governments could have a substantial effect upon the international business of Scotts. We believe, however, that these risks are not unreasonable in view of the opportunities for profit and growth available in foreign markets. Our international earnings and cash flows are subject to variations in currency exchange rates, which derive from sales and purchases of our products made in foreign currencies. For a discussion of how Scotts manages its foreign currency rate exposure, see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources."

COMPETITION

     The International Business Group's consumer business faces strong competition in the lawn and garden market, particularly in Australia and the European Union. The lead competitor in Australia is Yates. Competitors in the European Union include Bayer, COMPO (Kali und Salz) and various local companies. We have historically responded to competition with superior technology, excellent trade relationships, competitive prices, broad distribution and strong advertising and promotional programs.

     The international professional market is very competitive, particularly in the controlled-release and water-soluble fertilizer segments. Numerous U.S. and European companies are pursuing these segments

                                      ----
internationally, including Pursell Industries, Lesco, COMPO, Norsk Hydro, Haifa Chemicals, Kemira and private label companies. Historically, our response to competition in the professional markets has been to adapt our technology to solve specific user needs which are identified by developing close working relationships with key users.

MATTERS RELATING TO SCOTTS GENERALLY

ROUNDUP MARKETING AGREEMENT

     On September 30, 1998, Scotts entered into an agency and marketing agreement with Monsanto Company (now known as Pharmacia Corporation) and became Monsanto's exclusive agent for the marketing and distribution of consumer Roundup(R) products in the consumer lawn and garden market within the United States and other specified countries, including Australia, Austria, Canada, France, Germany and the United Kingdom. In addition, if Monsanto develops new products containing glyphosate, the active ingredient in Roundup(R), or other non-selective herbicides, Scotts has specified rights to market these products in the consumer lawn and garden market. Glyphosate was subject to a U.S. patent that expired in September 2000, is no longer subject to patent in Europe and is not subject to patent in Canada.

     Under the marketing agreement, Scotts and Monsanto jointly develop global consumer and trade marketing programs for Roundup(R). Scotts has assumed responsibility for sales support, merchandising, distribution and logistics. Monsanto continues to own the consumer Roundup(R) business and provides significant oversight of its brand. In addition, Monsanto continues to own and operate the agricultural Roundup(R) business. A Steering Committee comprised of two Scotts designees and two Monsanto designees has ultimate oversight over the consumer Roundup(R) business. In the event of a deadlock, the president of Monsanto's agricultural division is entitled to the tie-breaking vote.

COMMISSION STRUCTURE

     Scotts is compensated under the marketing agreement based on the success of the consumer Roundup(R) business in the markets covered by the agreement. In addition to recovering out-of-pocket costs on a fully burdened basis, Scotts receives a graduated commission to the extent that the earnings before interest and taxes of the consumer Roundup(R) business in the included markets exceed specified thresholds. To the extent that these earnings are less than the first commission threshold set forth below, Scotts will not receive any commission. Net commission is equal to the commission set forth in the following chart less the contribution payment Scotts is required to make, as described below. The net commission is the amount that Scotts actually recognizes on its income statements.

                                      ----

     The commission structure is as follows:

                                         If Earnings Are
                                        Between the First
                                            and Second
                                            Commission           If Earnings Are
                                         Thresholds, the        Greater than the
                                        Commission Equals       Second Commission
                                          the Following          Threshold, the
                                        Percentage of the     Commission Equals the
                                        Difference Between    Following Amount Plus
              First        Second        the Earnings and     50% of the Amount of
           Commission    Commission    the First Commission       the Earnings
Year        Threshold     Threshold         Threshold           Above $80 Million
-----------------------------------------------------------------------------------
1999-2000  $30,000,000   $80,000,000            44%                $22,000,000
2001       $31,250,000   $80,000,000            40%                $19,500,000
2002       $32,531,250   $80,000,000            40%                $18,987,500
2003       $33,844,531   $80,000,000            40%                $18,462,188
2004       $35,190,645   $80,000,000            40%                $17,923,742
2005       $36,570,411   $80,000,000            40%                $17,377,836
2006       $37,984,471   $80,000,000            40%                $16,806,212
2007       $39,434,288   $80,000,000            40%                $16,226,285
2008       $40,920,145   $80,000,000            40%                $15,631,942
2009+      $30,000,000   $80,000,000            40%                $20,000,000

     Earnings for purposes of the marketing agreement for the 1999 fiscal, or program, year were increased by $15 million for purposes of calculating Scotts' commission.

     The agreement also requires Scotts to make fixed annual payments to Monsanto as a contribution against the overall expenses of the Roundup(R) business. The annual fixed payment is defined as $20 million. However, portions of the annual payments for the first three years of the agreement are deferred. No payment was required for the first year (fiscal 1999), a payment of $5 million was required for the second year and a payment of $15 million is required for the third year so that a total of $40 million of the contribution payments are deferred. Beginning in the fifth year of the agreement, the annual payments to Monsanto increase to at least $25 million, which include per annum charges at 8%. The annual payments may be increased above $25 million if certain significant earnings targets are achieved. If all of the deferred contribution amounts are paid prior to 2018, the annual contribution payments revert to $20 million. Regardless of whether the deferred contribution amounts are paid, all contribution payments cease entirely in 2018.

     Specifically, Scotts will apply toward the deferral 50% of the amount by which Scotts' net commission exceeds the following levels:

Year                                                      Net Commission Level
------------------------------------------------------------------------------
2001                                                          $32,500,000
2002                                                          $28,100,000
2003                                                          $26,700,000
2004                                                          $30,500,000
2005                                                          $34,600,000
2006                                                          $38,900,000
2007                                                          $43,500,000
2008                                                          $49,000,000

                                      ----

TERM

     The marketing agreement has no definite term, except as it relates to European Union countries. However, as described below, for a period of 20 years Scotts may be entitled to receive a termination fee if Monsanto terminates the marketing agreement upon a change of control of Monsanto or the sale of the consumer Roundup(R) business. With respect to the European Union countries, the initial term of the marketing agreement extends through September 30, 2005. After September 30, 2005, the parties may agree to renew the agreement with respect to the European Union countries for three successive terms ending on September 30, 2008, 2015 and 2018, respectively. However, if Monsanto does not agree to any of the extension periods with respect to the European Union countries, the first commission threshold set forth in the table outlining the commission structure above, will become $0.

TERMINATION

     Monsanto has the right to terminate the marketing agreement upon a specified event of default by Scotts or upon a change of control of Monsanto or the sale of the consumer Roundup(R) business, so long as the termination after a change of control of Monsanto or the sale of the Roundup(R) business occurs later than September 30, 2003. The events of default by Scotts that could give rise to termination by Monsanto include:

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

     - "Egregious Injury" to the Roundup(R) brand that is not cured, if curable, within 90 days after written notice from Monsanto, unless the egregious injury resulted from the exercise by Monsanto of its tie-breaking right with respect to deadlocked actions by the Steering Committee or was caused primarily by an act or omission of Monsanto;

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

     In addition, Monsanto may terminate the marketing agreement within the North America, U.K., France or "Rest of the World" regions for specified declines of the consumer Roundup(R) business. For purposes of determining Monsanto's rights under the agreement, Scotts' performance is based on sales of Roundup(R) to the ultimate consumers of the product, rather than on sales to retailers or distributors. Scotts will measure sales to consumers by looking at point-of-sale unit movement at selected, top-20 Roundup(R) customers in the affected region.

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

                                      ----

     Scotts has rights similar to Monsanto's to terminate the agreement upon a material breach, material fraud or material willful misconduct by Monsanto. In addition, Scotts may terminate the marketing agreement upon Monsanto's sale of the consumer Roundup(R) business, although then Scotts would lose the termination fee described below.

TERMINATION FEE

     Except to the extent described below, if Monsanto terminates the marketing agreement upon a change of control of Monsanto or the sale of the consumer Roundup(R) business, Scotts will be entitled to receive a significant termination fee. Scotts will also be entitled to receive a termination fee if it terminates the marketing agreement upon a material breach, material fraud or material willful misconduct by Monsanto.

     The termination fee will be calculated in accordance with the following schedule:

                                                           The Termination Fee
If Termination Occurs                                           Payable to
Prior to September 30,                                   Scotts will be Equal to:
---------------------------------------------------------------------------------
2003                                                           *$150,000,000
2004                                                            $140,000,000
2005                                                            $130,000,000
2006                                                            $120,000,000
2007                                                            $110,000,000
2008                                                            $100,000,000

---------------
* Neither Monsanto nor a successor to the consumer Roundup(R) business may terminate the marketing agreement prior to September 30, 2003 upon a change of control or a sale of the consumer Roundup(R) business. If Monsanto or a successor were to do so despite such prohibition, the termination fee payable to Scotts would be $185 million.

     Between October 1, 2009 and September 30, 2018, if Monsanto terminates the marketing agreement upon a sale of the consumer Roundup(R) business or if a successor terminates the agreement following a change of control of Monsanto, the termination fee will be equal to the greater of (i) a percentage (as specified in the agreement) of the portion of the purchase price of the consumer Roundup(R) business in excess of a specified amount and (ii) $16 million.

     In addition, if the marketing agreement is terminated for any reason other than because of egregious injury, material fraud or material willful misconduct by Scotts, Monsanto will forfeit recovery of any unpaid portion of the $40 million deferral of contribution payments described above.

SALE OF ROUNDUP

     Monsanto has agreed to provide Scotts with notice of any proposed sale of the consumer Roundup(R) business, allow Scotts to participate in the sale process and negotiate in good faith with Scotts with respect to a sale. If the sale is run as an auction, Scotts will further be entitled to a 15-day exclusive negotiation period following the submission of all bids to Monsanto. During this period, Scotts may revise its original bid, but Scotts will not have the right to review the terms of any other bids.

     In the event that Scotts acquires the consumer Roundup(R) business in such a sale, it will receive credit against the purchase price in the amount of the termination fee that would otherwise have been paid to Scotts upon termination by Monsanto of the marketing agreement upon the sale.

     If Monsanto decides to sell the consumer Roundup(R) business to another party, Scotts must let Monsanto know within 30 days after receipt of notice of the purchaser whether Scotts intends to terminate the marketing agreement and forfeit any right to a termination fee or whether Scotts will agree to perform its obligations under the agreement on behalf of the purchaser, unless and until the purchaser terminates Scotts and pays the applicable termination fee.

                                      ----

MARKETING FEE

     Upon execution of the marketing agreement, Scotts paid Monsanto a fee of $32 million in consideration for the rights obtained under the marketing agreement with respect to North America.

PATENTS, TRADEMARKS AND LICENSES

     The "Scotts(R)", "Miracle-Gro(R)", "Hyponex(R)" and "Ortho(R)" brand names and logos, as well as a number of product trademarks, including "Turf Builder(R)", "Osmocote(R)" and "Peters(R)", are federally and/ or internationally registered and are considered material to Scotts' business. Scotts regularly monitors its trademark registrations, which are generally effective for ten years, so that it can renew those nearing expiration. In 1989, Scotts assigned rights to selected Hyponex trademarks to Hyponex Japan Corporation, Ltd., an unaffiliated entity. In July 1995, Scotts-Sierra granted an exclusive license to use the Peters(R) trademark in the U.S. consumer market, to Peters Acquisition Corporation, now owned by United Industries Corporation, for the life of the mark. In connection with the sale of Scotts' ProTurf(R) business, Scotts entered into several trademark licensing agreements with The Andersons, Inc. and The Nu-Gro Corporation. Under these agreements, certain Scotts' trademarks formerly used in the ProTurf(R) business (including the ProTurf(R), Contec(R) and Accupro(TM) marks), are licensed to Andersons in the United States and to Nu-Gro in Canada, for five years, after which time the licensees may purchase those marks in accordance with the terms of the various license agreements. The buyers were granted a long-term license to use the Peters Professional(R) and Starter(R) trademarks in the U.S. professional turf market.

     As of September 30, 2000, Scotts held over 90 issued patents, covering fertilizer and chemical compositions and processes, grasses and application devices. Many of these patents have issued in numerous countries around the world, bringing Scotts' total worldwide patents to 269. Worldwide patents are subject to annual renewal, with patent protection generally extending to 20 years from the date of filing. Many of Scotts' patents extend well into the next decade. In addition, Scotts continues to file new patent applications each year. Currently, Scotts has over 160 pending patent applications worldwide. Scotts also holds exclusive and non-exclusive patent licenses from various raw material suppliers, permitting the use and sale of additional patented fertilizers and pesticides.

     During fiscal 2000, Scotts was granted a number of new U.S. patents. Two separate patents were granted covering coated fertilizer technologies to support the Osmocote(R) line of products. These represent the first patented advances in Osmocote(R) since 1987. Two U.S. patents were also issued covering the unique packaging/application device for the new Miracle-Gro(R) Garden Weed Prevent (now known as Miracle-Gro(R) Garden Weed Preventer(TM)), a product successfully introduced in fiscal 2000. Internationally, patents were granted covering Poly-S(R) coated fertilizer technology in Europe, Israel and the Russian Federation. In addition, a use patent was granted in the Russian Federation covering the use of controlled-release fertilizers as improved nutrient sources for aquaculture.

     One of Scotts' methylene-urea patents, which is deemed material to Scotts' business, will expire in July 2001. This product composition patent covers Scotts Turf Builder(R), Scotts Turf Builder(R) with Plus 2(R) Weed Control and Scotts Turf Builder(R) with Halts(R) Crabgrass Control, among other products. These products are also the subject of a separate patent extending to 2010, which covers the current and preferred manufacturing method for producing these products. Although the product possibly could be manufactured by an alternative method, we believe that the higher manufacturing costs to replicate this product and the strength of the Scotts(R) brand, should lessen the likelihood of product duplication by any competitor.

     In May 2000, Scotts sold its North American ProTurf(R) business to The Andersons, Inc. in the U.S. and The Nu-Gro Corporation in Canada. The sale included an exclusive "field of use" license of two Scotts patents. These patents cover certain professional rotary spreaders and technology supporting fertilizer/ growth regulator combination products. Under the license agreements, Scotts retains rights to use these patents outside the North American professional turf business.

     Glyphosate, the active ingredient in Roundup(R), was subject to a patent in the United States that expired in September 2000. Scotts cannot predict the success of Roundup(R) now that glyphosate is no longer patented. Substantial new competition in the United States could adversely affect Scotts. Glyphosate is no longer subject to patent in Europe and is not subject to patent in Canada. While sales of Roundup(R) in such countries have continued to increase despite the lack of patent protection, sales in the

                                      ----

United States may decline as a result of increased competition. Any such decline in sales would adversely affect Scotts' financial results through the reduction of commissions as calculated under the Roundup(R) marketing agreement.

RESEARCH AND DEVELOPMENT

     Scotts has a long history of innovation dating from the 1928 introduction of Turf Builder(R), through the development, design and construction of its newest state of the art methylene-urea fertilizer production facility in Marysville, Ohio. Commissioned in 1999, this facility produced the new and improved Turf Builder(R) with Micromax(R) micronutrients for fiscal 2000. Scotts' continued commitment to innovation has produced a portfolio of 269 patents worldwide, covering most of its fertilizers and many of its grasses and application devices.

     Scotts operates what it believes to be a premier research and development organization in the consumer lawn and garden industry. Headquartered in the Dwight G. Scott Research Center for North America in Marysville, Ohio ("Scotts R&D"), Scotts R&D's mission is to develop and enhance easy to use lawn and garden products for consumers. This is accomplished through a comprehensive and consolidated view of innovation including Scotts R&D divisions such as: product development (agronomic performance/efficacy evaluation); process/formulation development (design of manufacture); packaging and durables development (new structures, forms, dispensing and application devices); and regulatory and environmental affairs (product registration, industry and government relations). Scotts R&D's consolidated effort harnesses the synergies among all Scotts technologies which we believe results in optimization for the lawn and garden consumer, from seed, soil and fertilizer to weed/pest control.

     Scotts R&D operates six research field stations strategically located throughout the United States in Ohio, Florida, Texas, California, New Jersey and Oregon, covering 212 acres. These facilities allow for evaluation of regional product requirements (different soil, climatic and pest conditions) and provide flexibility for year-round testing. The facilities also provide regional technical support and training for sales personnel.

     Scotts R&D underwent significant change in fiscal 1999 and 2000 with the relocation to Marysville, Ohio of the durable goods/application device development group from Republic Tool's Carlsbad, California facility and the relocation of the Ortho research and development group from San Ramon, California. Product development efforts were reorganized in fiscal 1999 for better alignment with the business group marketing departments. In fiscal 2000, Scotts R&D "relationship managers" were assigned to each business group within Scotts for greater efficiency in the management of complex project portfolio activity.

     Since 1992, Scotts' entire line of controlled-released fertilizers has been reformulated or upgraded with new technology. These include: patented Poly-S(R), ScottKote(R) and methylene-urea; and Osmocote(R) patterned release, polymer-encapsulated technology. These technologies service the turfgrass, garden, horticultural and specialty agricultural markets both domestically and internationally. Process development efforts continue to focus on process innovation, capacity increase, quality enhancement and cost reduction. The fiscal 2000 impact of this work resulted in improvements ranging from Miracle-Gro(R) Tree Spikes (cost reduction and quality improvement) to controlled-release fertilizer for professional horticultural container-grown plants (improved performance, cost reduction and quality improvement). Application of Scotts' expertise in process/formulation development is expected to provide significant future benefit to the Consumer Ortho and Consumer Gardens Business Groups by way of cost reduction, quality enhancement and operating efficiency improvement.

     In fiscal 1998, Scotts' consumer lawn fertilizer packaging was converted to high quality plastic that has since become the industry standard. Scotts R&D applied learning gained in that conversion to subsequently convert the North American Professional Business Group's fertilizer line in fiscal 1999 and 2000. The Consumer Ortho Business Group converted packaging for granular control products in fiscal 2000, achieving a cost reduction of $1 million per year while improving appearance, durability and shipping characteristics. Also new in fiscal 2000 was the sliding reclosure feature on Miracle-Gro(TM) Potting Soil, a consumer convenience-oriented improvement.

     Scotts R&D expects to benefit from the consolidation of resources as a result of the relocation to Marysville of the Ortho research and development functions in fiscal 2000. Continued efforts will include package/dispensing innovation, consumer ease of use and reduction of consumer exposure. Examples in

                                      ----
fiscal 1999 include the successful introduction of Pull 'N Spray(R) and Lock 'N Spray(R) in the Roundup(R) and Ortho(R) product lines, both unique combined packaging/application systems. Work on improved, second-generation versions of these products is underway.

     Scotts R&D maintains an aggressive active ingredient access and evaluation program, critical to the introduction of new and improved products. Over 100 new formulations are prepared and evaluated each year in over 1,000 tests. Combined with Scotts' brands and market/sales position, this capability has allowed Scotts to gain exclusive and semi-exclusive access to new active ingredients from major chemical suppliers. Examples in consumer products are: bifenthrin insecticide (FMC Corporation); halofenozide insecticide (RohMid LLC); and pendimethalin herbicide (American Cyanamid Company). Examples in professional products are: myclobutanil fungicide (Rohm & Haas Company); paclobutrazol turf growth regulator (Zeneca Professional Products); etridiazole fungicide (C&K Witco); and flutolanil fungicide, propamocarb fungicide, deltamethrin insecticide, bendiocarb insecticide, clofentezine miticide and buprofezin insecticide (AgrEvo Environmental Health). In addition to traditional pest control chemistry, Scotts R&D continually evaluates emerging technologies, searching for new, environmentally sound products that can provide consumers with effective alternatives for solving their pest control needs.

     Since 1997, Scotts has maintained a dedicated turfgrass genetic engineering laboratory in its existing Scotts R&D facility in Marysville, to develop turfgrass varieties with improved characteristics such as resistance to disease, insects and herbicides. In January 1998, Scotts acquired an 80.8% interest in Sanford Scientific, Inc., a research company in the rapidly growing field of genetic engineering of plants. Sanford Scientific has developed and licensed a broad portfolio of genes and genetic process technology. It holds the exclusive, worldwide license to use biolistic ("gene gun") technology in the commercial development of genetically transformed woody ornamental plants, ground covers, trees and shrubs, and the non-exclusive worldwide license for use with turfgrass, ornamental flowers, houseplants and vines. Biolistic technology involves the delivery of desirable genetic characteristics by high-velocity injection into cells. The technology is widely used in medical research and agricultural fields for applications ranging from immunization and cancer treatment to creation of new agricultural crop varieties, including corn and soybeans. The biolistic approach to genetic engineering of plants has important advantages over other transformation technologies. For some plant species, transformation using the gene gun is largely considered the only commercially viable method of inserting new gene traits into plants. In addition, Sanford Scientific has developed and licensed a broad portfolio of genes and genetic process technology with commercial potential.

     Gene gun technology augments Scotts' genetic improvement program by allowing researchers to create desirable varieties of plants with value-added traits beyond the capabilities of conventional plant breeding techniques. Targets of Scotts' research effort include disease and insect resistance, herbicide tolerance and other consumer-relevant traits, such as turfgrasses that require less mowing and flowers with longer-lasting blooms. Management believes that some of these traits could produce plants requiring fewer horticultural inputs such as water and insect control applications. Those plants could then be marketed as having a favorable environmental impact. Scotts expects that it will commercialize selected plants with these traits, within a few years.

     Scotts acquired its interest from Sanford Scientific founder and president Dr. John Sanford, who retained a 19.2% interest and remains involved with Sanford Scientific, as a member of Sanford Scientific's Board of Directors. He also provides consulting services to Sanford Scientific, under an agreement that continues through January 31, 2002. Dr. Sanford led the team of Cornell University scientists who invented the gene gun technology in the 1980's, and he continues as a leading expert in the field. Sanford Scientific operates an advanced genetic research facility in upstate New York, and actively collaborates with other leading genetic scientists.

     Exclusive access to this technology is a key element in Scotts' program to create value by combining Scotts' brands and Sanford Scientific's biolistic transformation process with proven genes licensed from technology partners. Consistent with this strategy, in August 1998, Scotts completed an agreement with Rutgers University, the State University of New Jersey. Under this agreement, Scotts funds, through research support and future royalties, a combined effort by Rutgers' plant biotechnology and turfgrass breeding programs to develop improved transgenic bentgrass varieties. In return, Scotts has exclusive rights to market all Rutgers' patented transgenic bentgrass varieties developed through 2005, likely extending to 2015. Rutgers' development program will utilize the biolistic process and other enabling

                                      ----
technologies under license to Sanford Scientific to insert and activate genes that are proprietary to Rutgers University. Any superior bentgrass varieties that result from the program are expected to be commercialized in the golf course market.

     Scotts is party to an agreement with Monsanto (now known as Pharmacia) to bring further benefits of biotechnology to the turfgrass and ornamental plants business. Under the terms of the agreement, Scotts and Monsanto agree to share technologies, including Monsanto's extensive genetic library of plant traits and Scotts' proprietary gene gun technology to produce improved transgenic turfgrasses and ornamental plants. Scotts and Monsanto will work with each other on a global basis to develop these biotechnology products in the professional and consumer markets. Each company will bring its leading brands, marketing skills and technological expertise to create new products. In addition to sales by Scotts, the companies plan to license the new products to other marketing partners in the turf and ornamental industry. The collaborative alliance will focus on providing professional and consumer benefits such as turfgrass that requires less mowing and water, ornamental plants that last longer and produce larger and more plentiful blooms, and plants that will allow for better weed control. Scotts has been working since 1997 on Roundup Ready(R) turfgrass, which is tolerant to Monsanto's Roundup(R), under a research agreement with Monsanto. The current alliance expands that relationship to cover new applications for Roundup Ready(R) technology as well as other improvements to ornamental plants.

     In addition to Scotts R&D for North America, the International Business Group conducts research and development in Levington, the United Kingdom; Lyon, France; Ingelheim, Germany; Heerlen, Netherlands; and Sydney, Australia. The Levington site supports consumer and professional formulation and testing of lawn and garden fertilizers, pesticides and growing media. The Lyon and Ingelheim sites support consumer household insecticide formulation and testing, as well as lawn and garden fertilizers, pesticides and growing media. The Heerlen facility supports professional formulation, testing and process development of turf and horticultural fertilizers, and testing of pesticide products. The Sydney site supports consumer and professional testing and technical service of fertilizer and pesticide products. The Scotts Company (UK) Ltd. leases a research facility and trial station in the United Kingdom for formulating plant protection products for the consumer and professional markets.

     Research and development expenses were approximately $24.1 million (1.4% of net sales) for fiscal 2000 including environmental and regulatory expenses. This compares to $21.7 million (1.3% of net sales) and $14.8 million (1.3% of net sales) for fiscal 1999 and 1998.

SEASONALITY

     Scotts' business is highly seasonal with approximately 75% of net sales occurring in the second and third fiscal quarters combined for fiscal 2000, and 74% for fiscal 1999 (including Ortho(R) products, but excluding Roundup(R) products.) Please also see the discussion in "North American Consumer Business Group -- Backlog" and "North American Professional Business Group -- Backlog."

     The products marketed by the Consumer Ortho Business Group are highly seasonal. However, they are not necessarily driven by the same weather variables as are the other products of Scotts. For example, insect populations (and corresponding control product sales) tend to thrive when wet springs yield to hot, humid summers. In contrast, fertilizer sells best in drier springs.

OPERATIONS

PRODUCTION FACILITIES

     The manufacturing plant for consumer and professional fertilizer products marketed under the Scotts(R) label is located in Marysville, Ohio. Manufacturing for these products is also conducted by approximately 40 contract manufacturers. Demand for Turf Builder(R), Poly-S(R) and other products results in Scotts expanding operations (generally from October through May) of its fertilizer processing and packaging lines from five days per week, three-shift operations to seven days, three-shift operations when necessary to prepare for the peak demand periods. Scotts currently operates its three Turf Builder(R) lines seven days per week, year round, and began construction of a fourth Turf Builder(R) production line, to meet capacity needs for those products. Scotts-Sierra controlled-release fertilizers are produced in Charleston, South Carolina; Milpitas, California; and Heerlen, Netherlands. Expansion at each facility has been completed to permit the blending of products which utilize both Scotts and Scotts-Sierra proprietary technology. Production

                                      ----
schedules at Scotts-Sierra's facilities vary to meet demand. Seed blending and packaging are outsourced to various packaging companies located on the West Coast near seed growers. Consumer growing media products are processed and packaged in 25 locations throughout the United States. Scotts operates two composting facilities where yard waste (grass clippings, leaves and twigs) is converted to raw materials for Scotts' growing media products. Scotts also utilizes approximately 30 contract production locations for growing media products. Professional horticultural growing media products are processed and packaged at two U.S. locations. Scotts' lawn spreaders and specialty hose sprayers are produced at the Republic facility in Carlsbad, California. Scotts will be relocating the operations of that facility to Temecula, California in 2001. Republic Tool adjusts assembly capacity from time to time, to meet demand. Both the Consumer Growing Media business and Republic Tool vary production schedules to meet demand. The majority of Miracle-Gro(R) water-soluble fertilizers is contract-manufactured in three facilities located in Ohio, Texas and Florida.

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

     Liquid and granular ingredients made primarily for Ortho(R) and Roundup(R) products are manufactured at Scotts' Fort Madison, Iowa facility and at several contract facilities. The plants adjust to seasonal demands expanding from two shifts five days per week to three shifts five days per week during peak season.

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

CAPITAL EXPENDITURES

     Capital expenditures totaled $72.5 million and $66.7 million for fiscal 2000 and 1999. Of the major expenditures for fiscal 2000, approximately $14.3 million was spent on the implementation of the Enterprise Resource Planning information services program, $15.0 million for engineering, equipment purchases and initial construction of the fourth Turf Builder(R) production line and associated packaging line additions, and over $8.2 million for the North American Headquarters expansion required for consolidation of Ortho and Miracle-Gro operations. The expansion of our research and development facilities to accommodate Ortho and biotechnology activities increased research and development spending by $2 million over prior years. Automation of packaging lines at several growing media plants increased spending by nearly $5 million over prior years. The additional production capacity for Osmocote(R) products in Europe added $1.0 million to current spending. Scotts estimates that capital spending will approximate

                                      ----

$75-80 million for fiscal 2001. Completion of the fourth Turf Builder(R) line and packaging line additions will involve $28.9 million of spending next year, with an additional $5 million planned for ongoing automation of the growing media plants. Planned research and development expenditures of $8 million in fiscal 2001, will include the beginning of a major greenhouse expansion project to support increased activities in the biotechnology and branded plants areas.

PURCHASING

     The key ingredients in Scotts' fertilizer and control products are various commodity and specialty chemicals including phosphates, urea, potash, herbicides, insecticides and fungicides. Scotts obtains its raw materials from various sources, which Scotts presently considers to be adequate. No one source is considered to be essential to any of Scotts' business groups or to its business as a whole. Scotts has never experienced a significant interruption of supply.

     Raw materials for the Consumer Gardens Business Group's water-soluble fertilizer products, include phosphates, urea and potash. Scotts considers its sources of supply for these materials to be adequate. All of the liquid Miracle-Gro(R) fertilizer products sold by Scotts in North America are produced under contract by independent fertilizer blending and packaging companies.

     The North American Horticulture Business subgroup purchases granular, homogeneous fertilizer substrates to be coated and the resins for coating. These resins are primarily supplied domestically by Sunpol Resins and Polymers, Inc.

     Sphagnum peat, bark, peat, humus and manure constitute the Consumer Growing Media Business Group's most significant raw materials. At current production levels, Scotts estimates its peat reserves to be sufficient for its near-term needs in all locations. Bark products are obtained from sawmills and other wood residue producers and manure is obtained from a variety of sources, such as feed lots and farming operations.

     Raw materials for Republic Tool's durables operation include various engineered resins and metals, all of which are available from a variety of vendors.

     The Consumer Ortho Business Group's primary raw materials are pesticides similar to those used by the agriculture industry. No single chemical is essential in this market and all materials or suitable substitutes are expected to remain readily available.

     For fiscal 2000, the International Business Group was comprised of Professional and Consumer subgroups, which offer products that are very similar to those marketed by the North American Professional and Consumer Business Groups. The raw materials are therefore similar to the materials used by those groups. Scotts believes that its raw materials sources for the International Business Group are sufficiently varied and anticipates no significant raw material shortages. Both the North American Consumer Business Group and the International Consumer Business subgroup contract with essentially the same major chemical and packaging companies, through short- and long-term supply agreements, for the supply of specialty chemicals, fertilizers and packaging materials. The North American Professional Business Group and the International Professional Business subgroup contract with local major producers, through short- and long-term supply agreements, for the supply of sphagnum peat, peat and humus, which constitute the most significant raw materials for these businesses. Long-term supply arrangements for peat and owned peat reserves in the United Kingdom are expected to be sufficient for the International Business Group's near-term needs, at current production levels. Packaging materials are supplied by major packaging companies, through short- and long-term supply arrangements, which Scotts considers adequate for its supply needs.

DISTRIBUTION

     The primary distribution centers for Consumer Lawns' products are located near Scotts' North American headquarters in central Ohio. Scotts' expansion of its Marysville distribution facility was completed in December 1997. Scotts also uses nine primary regional distribution centers located in strategic markets across the United States. These third-party operations service customers directly during the in-season period. Scotts' products are shipped by rail and truck. While the majority of truck shipments are made by contract carriers, a portion is made by Scotts' own fleet of leased trucks.

                                      ----

     Consumer Gardens' products are warehoused and shipped from three primary contract packagers located throughout the United States. In addition to the contract packagers, Consumer Gardens' products ship directly to customers from the same nine regional distribution centers as Consumer Lawns' products during the in-season period. Consumer Gardens' products ship via common carrier directly to customers and to lawn and garden distributors. Inventories of Consumer Gardens' U.K. products for the European market, which are produced at the East Yorkshire (Howden) and Bramford (Suffolk) facilities, are distributed through a public warehouse in Daventry, the United Kingdom. Professional products for the U.K. market are warehoused and shipped from the Daventry and Chasetown, U.K. locations.

     Most growing media products have low sales value per unit of weight, making freight costs significant to profitability. Therefore, the Consumer Growing Media Business Group has located all of its 25 plant/ distribution locations near large metropolitan areas in order to minimize shipping costs and to be near raw material sources. This group uses its own fleet of approximately 70 trucks as well as contract haulers to transport its products from plant/distribution points to retail customers. Large-bag outdoor landscaping products and much of the indoor potting soil products are shipped directly to retail stores. A portion of Scotts' indoor potting soil and additive products is shipped to retailers' distribution centers for redistribution to their stores. In the United Kingdom, growing media is packaged at Hatfield and Swinefleet and shipped directly to customers in the United Kingdom. Growing media is also produced in Hautmont, France and Didam, Netherlands, and shipped directly to customers.

     Scotts' Ortho(R) and Roundup(R) products are produced and shipped from two primary manufacturing facilities, one owned by Scotts and located in Fort Madison, Iowa and another at a contract packager located in Sullivan, Missouri. Ortho(R) and Roundup(R) products are shipped via common carrier through the same nine distribution centers used by the Consumer Lawns and Consumer Gardens Business Groups. Products ship directly from these centers to customers and to various lawn and garden distributors across the United States.

     Professional horticultural products are produced at two fertilizer and two growing media manufacturing facilities located in the United States and one fertilizer manufacturing facility located in Heerlen, Netherlands. The majority of shipments are via common carriers through distributors in the United States and a network of public warehouses in Europe.

     Republic Tool-produced, Scotts(R) branded spreaders are shipped via common carrier to regional warehouses serving Scotts' retail network. A portion of Republic Tool's spreader line and its private label lines is sold free-on-board
(FOB) Carlsbad with transportation arranged by the customer. During fiscal 2001, plans are to consolidate all finished goods inventory into one new location with the manufacturing activities. Construction of this new facility is underway.

     Fertilizers and pesticide products manufactured in Bourth, France are shipped to customers via a central distribution center located in Oleno, France.

SIGNIFICANT CUSTOMERS

     Home Depot and Wal*Mart represented approximately 22.9% and 8.9% of Scotts' net sales in fiscal 2000. Kmart's net sales represented 8.2% of Scotts' fiscal 2000 net sales. After allocating buying groups' sales to Wal*Mart, Wal*Mart sales represented approximately 12.5% of Scotts' fiscal 2000 net sales. All three customers hold significant positions in the retail lawn and garden market. There continues to be intense competition between and consolidation within the retail outlets selling Scotts' products. The loss of any of these customers or a substantial decrease in the amount of their purchases could have a material adverse effect on Scotts' business.

EMPLOYEES

     Scotts' corporate culture is a blend of the history, heritage and culture of Scotts and companies acquired over the past ten years. Scotts provides a comprehensive benefits program to all full-time associates. As of September 30, 2000, we employed approximately 2,975 full-time workers in the United States (includes Scotts and all subsidiaries) and an additional 1,093 full-time employees located outside the United States. As of September 30, 2000, full-time workers averaged approximately eight years employment with Scotts or its predecessors. During peak production periods, Scotts engages as many as 1,600 temporary workers in the United States. In the United Kingdom, during peak periods, as many as 84

                                      ----
temporary workers are engaged and European operations engage an average of 71 temporary workers annually.

     Scotts' U.S. employees are not members of a union, with the exception of 25 of Scotts-Sierra's employees at its Milpitas facility, who are represented by the International Chemical Workers Union Council/United Food and Commercial Workers Union. Approximately 120 of Scotts' full-time U.K. employees at the Bramford (Suffolk) and East Yorkshire (Hatfield and Swinefleet) manufacturing sites are members of the Transport and General Workers Union, having full collective bargaining rights. A number of Scotts' full-time employees at the headquarters office in Lyon, France are members of the Confederation Generale des Cadres (CGC), Confederation Francaise Democratique du Travail (CFDT) and Confederation Generale du Travail (CGT), which number is confidential under French law. The average rate of union membership among employees in France is approximately 15%. A number of union and non-union full-time employees are members of work councils at three sites in Bourth, Hautmont and Lyon, France, and a number of non-union employees are members of work councils in Ingelheim, Germany. Work councils represent employees on labor and employment matters and manage social benefits.

     In connection with the Ortho acquisition, Scotts made offers of employment to all but a very limited number of employees who worked primarily in the Ortho business of Monsanto. While a majority of sales personnel accepted, most of the corporate staff declined relocation. Through September 30, 2000, Scotts paid aggregate severance, benefits and outplacement costs of $5.4 million for U.S. employees based on Monsanto's severance policy. Scotts was reimbursed in the aggregate by Monsanto for $2.7 million of the costs of such termination payments.

     In connection with the move of the North American Consumer Gardens Business Group from Port Washington, New York, to Ohio, Scotts made offers of employment to all of the employees who worked in Port Washington. Approximately 33% accepted offers to relocate. Scotts paid severance, benefits and outplacement costs totaling $1.4 million to employees that did not relocate.

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

     The Food Quality Protection Act, enacted by the U.S. Congress in August 1996, establishes a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under this Act, the USEPA is evaluating the cumulative risks from dietary and non-dietary exposures to pesticides. The pesticides in Scotts' products, which are also used on foods, will be evaluated by the USEPA as part of this non-dietary exposure risk assessment. It is possible that the USEPA or the active ingredient registrant may decide that a pesticide Scotts uses in its products, would be limited or made unavailable to Scotts. For example, in June 2000, DowAgroSciences, an active ingredient registrant, voluntarily agreed to a gradual phase-out of residential uses of Dursban, an active ingredient used by Scotts in its lawn and garden products. In December 2000, the USEPA reached agreement with various parties, including manufacturers of the active ingredient diazinon, regarding a phased withdrawal of residential uses of products containing diazinon, used also by Scotts in its lawn and garden products. Scotts cannot predict the outcome or the severity of the effect of the USEPA's continuing evaluations. Management believes that Scotts should be able to obtain substitute ingredients if selected pesticides are limited or made unavailable, but there can be no assurance that it will be able to do so for all products. With regard to Dursban, Scotts has introduced, and with regard to diazinon, Scotts expects to introduce, new pesticide products to meet consumer needs for pest control.

                                      ----

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

     Local, state, federal and foreign agencies regulate the disposal, handling and storage of waste, air and water discharges from Scotts' facilities. During fiscal 2000, Scotts had approximately $1.2 million in environmental capital expenditures and $1.8 million in other environmental expenses, compared with approximately $1.1 million in environmental capital expenditures and $5.9 million in other environmental expenses in fiscal 1999. Management anticipates that environmental capital expenditures and other environmental expenses for fiscal 2001 will not differ significantly from those incurred in fiscal 2000.

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

     In February 1997, Scotts learned that the Ohio Environmental Protection Agency was referring matters relating to environmental conditions at Scotts' Marysville site, including the existing wastewater treatment plants and the discontinued on-site waste disposal areas, to the Ohio Attorney General's Office. Representatives from the Ohio Environmental Protection Agency, the Ohio Attorney General and Scotts continue to meet to discuss these issues.

     In June 1997, Scotts received formal notice of an enforcement action and draft Findings and Orders from the Ohio Environmental Protection Agency. The draft Findings and Orders elaborated on the subject of the referral to the Ohio Attorney General alleging: potential surface water violations relating to possible historical sediment contamination possibly impacting water quality; inadequate treatment capabilities of Scotts' existing and currently permitted wastewater treatment plants; and that the Marysville site is subject to corrective action under the Resource Conservation Recovery Act ("RCRA"). In late July 1997, Scotts received a draft judicial consent order from the Ohio Attorney General which covered many of the same issues contained in the draft Findings and Orders including RCRA corrective action. As a result of on-going

                                      ----
discussions, Scotts received a revised draft of a judicial consent order from the Ohio Attorney General in late April 1999. Subsequently, Scotts replied to the Ohio Attorney General with another revised draft. Comments on that draft were received from the Ohio Attorney General in February 2000, and Scotts replied with another revised draft in March 2000. Since July 2000, the parties have been engaged in settlement discussions resulting in various revisions to the March 2000 draft, as they seek to resolve this matter.

     Scotts is continuing to meet with the Ohio Attorney General and the Ohio Environmental Protection Agency in an effort to complete negotiations of an amicable resolution of these issues. While negotiations have narrowed the unresolved issues between Scotts and the Ohio Attorney General/Ohio Environmental Protection Agency, several critical issues remain the subject of ongoing discussions. The parties have tentatively agreed to a civil penalty cash payment subject to the successful completion of negotiations on the remaining provisions of a judicial consent order. Scotts believes that it has viable defenses to the State's enforcement action, including that it had been proceeding under VAP to address specified environmental issues, and will assert those defenses should an amicable resolution of the State's enforcement action not be reached.

     In accordance with Scotts' past efforts to enter into Ohio's VAP, Scotts submitted to the Ohio Environmental Protection Agency a "Demonstration of Sufficient Evidence of VAP Eligibility Compliance" on July 8, 1997. Among other issues contained in the VAP submission was a description of Scotts' ongoing efforts to assess potential environmental impacts of the discontinued on-site waste disposal areas as well as potential remediation efforts. Under the statutes covering VAP, an eligible participant in the program is not subject to State enforcement actions for those environmental matters being addressed. On October 21, 1997, Scotts received a letter from the Director of the Ohio Environmental Protection Agency denying VAP eligibility based upon the timeliness of and completeness of the submittal. Scotts has appealed the Director's action to the Environmental Review Appeals Commission. No hearing date has been set and the appeal remains pending. While negotiations continue, Scotts has been voluntarily addressing a number of the historical on-site waste disposal areas with the knowledge of the Ohio Environmental Protection Agency. Interim measures consisting of capping two on-site waste disposal areas have been implemented.

     Since receiving the notice of enforcement action in June 1997, management has continually assessed the potential costs that may be incurred to satisfactorily remediate the Marysville site and to pay any penalties sought by the State. Because Scotts and the Ohio Environmental Protection Agency have not agreed as to the extent of any possible contamination and an appropriate remediation plan, Scotts has developed and initiated an action plan to remediate the site based on its own assessments and consideration of specific actions which the Ohio Environmental Protection Agency will likely require. Because the extent of the ultimate remediation plan is uncertain, management is unable to predict with certainty the costs that will be incurred to remediate the site and to pay any penalties. As of September 30, 2000, management estimates that the range of possible loss that could be incurred in connection with this matter is $2 million to $10 million. Scotts has accrued for the amount it considers to be the most probable within that range and believes the outcome will not differ materially from the amount reserved. Many of the issues raised by the State of Ohio are already being investigated and addressed by Scotts during the normal course of conducting business.

LAFAYETTE

     In July 1990, the Philadelphia District of the U.S. Army Corps of Engineers ("Corps") directed that peat harvesting operations be discontinued at Hyponex's Lafayette, New Jersey facility, based on its contention that peat harvesting and related activities result in the "discharge of dredged or fill material into waters of the United States" and, therefore, require a permit under Section 404 of the Clean Water Act. In May 1992, the United States filed suit in the U.S. District Court for the District of New Jersey seeking a permanent injunction against such harvesting, and civil penalties in an unspecified amount. If the Corps' position is upheld, it is possible that further harvesting of peat from this facility would be prohibited. Scotts is defending this suit and is asserting a right to recover its economic losses resulting from the government's actions. The suit was placed in administrative suspension during fiscal 1996 in order to allow Scotts and the government an opportunity to negotiate a settlement, and it remains suspended while the parties develop, exchange and evaluate technical data. In July 1997, Scotts' wetlands consultant submitted to the government a draft remediation plan. Comments were received and a revised plan was submitted in early 1998. Further comments from the government were received during 1998 and 1999. Scotts believes

                                      ----
agreement on the remediation plan has essentially been reached. Before this suit can be fully resolved, however, Scotts and the government must reach agreement on the government's civil penalty demand. Scotts has reserved for its estimate of the probable loss to be incurred under this proceeding as of September 30, 2000. Furthermore, management believes Scotts has sufficient raw material supplies available such that service to customers will not be materially adversely affected by continued closure of this peat harvesting operation.

BRAMFORD

     In the United Kingdom, major discharges of waste to air, water and land are regulated by the Environment Agency. The Scotts Company (UK) Ltd. fertilizer facility in Bramford (Suffolk), United Kingdom, is subject to environmental regulation by this Agency. Two manufacturing processes at this facility require process authorizations and previously required a waste management license (discharge to a licensed waste disposal lagoon having ceased in July 1999). Scotts expects to surrender the waste management license in consultation with the Environment Agency. In connection with the renewal of an authorization, the Environment Agency has identified the need for remediation of the lagoon, and the potential for remediation of a former landfill at the site. Scotts intends to comply with the reasonable remediation concerns of the Environment Agency. Scotts previously installed an environmental enhancement to the facility to reduce emissions to both air and groundwater. Additional work is being undertaken to further reduce emissions to groundwater and surface water. Scotts believes that it has adequately addressed the environmental concerns of the Environment Agency regarding emissions to air and groundwater. The Scotts Company (UK) Ltd. has retained an environmental consulting firm to research remediation designs. Scotts and the Environment Agency are in discussions over the final plan for remediating the lagoon and landfill. Scotts has reserved for its estimate of the probable loss to be incurred in connection with this matter as of September 30, 2000.

OTHER

     In July 2000, Scotts entered into a Consent Agreement with the USEPA, to settle alleged violations of the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"), relating to the registered pesticide Ortho(R) Home Defense(R) Indoor & Outdoor Insect Killer, sold with the Pull 'N Spray(R) pump dispenser. The agency alleged that the product was misbranded due to the dispenser mechanism leaking or spraying product onto the user. Based upon Scotts' voluntary self-disclosure, product recall efforts and adherence to a corrective action plan, the agreed penalty pursuant to the Consent Agreement was $44,000. Total expenses in fiscal 2000 relating to the recall and action plan, approximate $2.6 million.

     Scotts has determined that quantities of cement containing asbestos material at certain manufacturing facilities in the United Kingdom should be removed. Scotts has reserved for the estimate of costs to be incurred for this matter as of September 30, 2000.

GENERAL

     Scotts has accrued $8.9 million at September 30, 2000 for the environmental matters described above. The significant components of the accrual are: (i) costs for site remediation of $6.3 million; (ii) costs for asbestos abatement of $2.1 million; and (iii) fines and penalties of $0.5 million. The significant portion of the costs accrued as of September 30, 2000 are expected to be paid in fiscal 2001 and 2002; however, payments are expected to be made through fiscal 2003 and possibly for a period thereafter.

     Scotts believes that the amounts accrued as of September 30, 2000 are adequate to cover its known environmental expenses based on current facts and estimates of likely outcome. However, the adequacy of these accruals is based on several significant assumptions:

     (i) that Scotts has identified all of the significant sites that must be remediated;

     (ii) that there are no significant conditions of potential contamination that are unknown to Scotts;

     (iii) that potentially contaminated soil can be remediated in place rather than having to be removed; and

                                      ----

     (iv) that only specific stream sediment sites with unacceptable levels of potential contaminant will be remediated.

     If there is a significant change in the facts and circumstances surrounding these assumptions, it could have a material impact on the ultimate outcome of these matters and Scotts' results of operations, financial position and cash flows.

ITEM 2. PROPERTIES

     Scotts has fee or leasehold interests in approximately 60 facilities.

     Scotts leases from the Union County Community Improvement Corporation, its Marysville, Ohio headquarters for the North American Consumer Lawns, Consumer Gardens, Consumer Growing Media, and Consumer Ortho Business Groups, the North American Professional Business Group, and the Operations and Research and Development functions. These facilities encompass approximately 875 acres of land. Scotts leases space in downtown Columbus for its World Headquarters office. Four research facilities in Apopka, Florida; Cleveland, Texas; Gervais, Oregon; and Moorestown, New Jersey, comprise 129 acres. The Ortho production facility encompasses 27 acres in Fort Madison, Iowa. Scotts leases warehouse space throughout the United States and continental Europe as needed. Republic Tool leases its 20-acre spreader facility in Carlsbad, California.

     Scotts operates 25 growing media facilities located nationwide in 20 states. Twenty-three are owned by Scotts and two are leased. Most facilities include production lines, warehouses, offices and field processing areas.

     As of October 1, 2000, Scotts had two remaining compost facilities in Connecticut. One site is located at a bagging facility in Lebanon, Connecticut and the other is a stand-alone leased facility in Fairfield, Connecticut.

     Scotts owns three manufacturing facilities in Hope, Arkansas; Fairfield, California; and Heerlen, Netherlands. It leases three manufacturing facilities for professional horticultural products in Milpitas, California; North Charleston, South Carolina; and Travelers Rest, South Carolina.

     Internationally, Scotts leases its: U.K. headquarters, located in Godalming (Surrey); French headquarters, located in Lyon; German headquarters, located in Ingleheim; and Worldwide Professional Group headquarters, located in Waardenburg, Netherlands.

     Scotts owns manufacturing facilities in East Yorkshire (Howden, Hatfield and Swinefleet) and Bramford (Suffolk) in the United Kingdom. Scotts also owns the Hautmont plant in France, a blending and bagging facility for growing media and fertilizers sold to the consumer market; and the Bourth plant, also in France, a facility for formulating, blending and packaging pesticide products for the consumer market. A sales and research and development facility is maintained at the Ingleheim, Germany site. Scotts leases sales offices and operates an organics bagging facility in Didam, Netherlands. Sales offices are also leased in Saint Niklaas, Belgium.

     Scotts leases property for fifteen lawn care service centers in Georgia, Illinois, Indiana, Kentucky, Maryland, Missouri, Pennsylvania and Ohio. Scotts also leases the land upon which Sanford Scientific is located in Waterloo, New York.

     As a result of the Ortho acquisition, Scotts acquired research stations in Moorestown, New Jersey; and Valley Center, California. Foreign operations acquired as a result of the Ortho acquisition include a plant in Corwen, United Kingdom. Scotts also operates sales offices in Beaverton, Oregon; Rolling Meadows, Illinois; and Bentonville, Arkansas.

     Scotts' management believes that its facilities are adequate to serve their intended purposes at this time and that its property leasing arrangements are stable. Please also see the discussion of Scotts' production facilities in "ITEM
1. BUSINESS -- Matters Relating to Scotts Generally -- Operations -- Production Facilities" above.

                                      ----

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

     Pending material legal proceedings are as follows:

AGREVO ENVIRONMENTAL HEALTH, INC.

     On June 3, 1999, AgrEvo Environmental Health, Inc. ("AgrEvo") (which is reported to have changed its name to Aventis Environmental Health Science USA
LP) filed a complaint in the U.S. District Court for the Southern District of New York (the "New York Action"), against Scotts, a subsidiary of Scotts and Monsanto (now Pharmacia) seeking damages and injunctive relief for alleged antitrust violations and breach of contract by Scotts and its subsidiary and antitrust violations and tortious interference with contract by Monsanto. Scotts purchased a consumer herbicide business from AgrEvo in May 1998. AgrEvo claims in the suit that Scotts' subsequent agreement to become Monsanto's exclusive sales and marketing agent for Monsanto's consumer Roundup(R) business violated the federal antitrust laws. AgrEvo contends that Monsanto attempted to or did monopolize the market for non-selective herbicides and conspired with Scotts to eliminate the herbicide Scotts previously purchased from AgrEvo, which competed with Monsanto's Roundup(R), in order to achieve or maintain a monopoly position in that market. AgrEvo also contends that Scotts' execution of various agreements with Monsanto, including the Roundup(R) marketing agreement, as well as Scotts' subsequent actions, violated the purchase agreements between AgrEvo and Scotts.

     AgrEvo is requesting unspecified damages as well as affirmative injunctive relief, and seeking to have the court invalidate the Roundup(R) marketing agreement as violative of the federal antitrust laws. On September 20, 1999, Scotts filed an answer denying liability and asserting counterclaims that it was fraudulently induced to enter into the agreement for the purchase of the consumer herbicide business and the related agreements, and that AgrEvo breached the representations and warranties contained in those agreements. On October 1, 1999, Scotts moved to dismiss the antitrust allegations against it on the ground that the claims fail to state claims for which relief may be granted. On October 12, 1999, AgrEvo moved to dismiss Scotts' counterclaims. On May 5, 2000, AgrEvo amended its complaint to add a claim for fraud and to incorporate the Delaware Action described below. Thereafter, Scotts moved to dismiss the new claims, and the defendants renewed their pending motions to dismiss. On June 2, 2000, the court (i) granted Scotts' motion to dismiss the fraud claim AgrEvo had added to its complaint; (ii) granted AgrEvo's motion to dismiss Scotts' fraudulent-inducement counterclaim; (iii) denied AgrEvo's motion to dismiss Scotts' counterclaims related to breach of representations and warranties; and
(iv) denied defendants' motion to dismiss the antitrust claims. On July 14, 2000, Scotts served an answer to AgrEvo's amended complaint and re-pleaded its fraud counterclaim. Under the indemnification provisions of the Roundup(R) marketing agreement, Monsanto and Scotts each have requested that the other indemnify against any losses arising from this lawsuit.

     On June 29, 1999, AgrEvo also filed a complaint in the Superior Court of the State of Delaware (the "Delaware Action") against two of Scotts' subsidiaries seeking damages for alleged breach of contract. AgrEvo alleges that, under the contracts by which a subsidiary of Scotts purchased a herbicide business from AgrEvo in May 1998, two of Scotts' subsidiaries have failed to pay AgrEvo approximately $0.6 million. AgrEvo is requesting damages in this amount, as well as pre- and post-judgment interest and attorneys' fees and costs. Scotts' subsidiaries have moved to dismiss or stay this action. On January 31, 2000, the Delaware court stayed AgrEvo's action pending the resolution of a motion to amend the New York Action, and the resolution of the New York Action.

     If the above actions are determined adversely to Scotts, the result could have a material adverse effect on our results of operations, financial position and cash flows.

                                      ----

CENTRAL GARDEN & PET COMPANY

     On June 30, 2000, Scotts filed suit against Central Garden & Pet Company in the U.S. District Court for the Southern District of Ohio to recover approximately $17 million in its outstanding accounts receivable from Central Garden with respect to Scotts' 2000 fiscal year. Scotts' complaint was later amended to seek approximately $24 million in accounts receivable and additional damages for other breaches of duty. Pharmacia Corporation (formerly Monsanto) also filed suit against Central Garden in Missouri state court, seeking unspecified damages allegedly due Pharmacia under a four-year alliance agreement between Pharmacia and Central.

     On July 7, 2000, Central Garden filed suit against Scotts and Pharmacia in the U.S. District Court for the Northern District of California (San Francisco Division) alleging various claims, including breach of contract and violations of federal antitrust laws, and seeking an unspecified amount of damages and injunctive relief. On October 26, 2000, after a noticed hearing, the District Court dismissed all of Central Garden's breach of contract claims for lack of subject matter jurisdiction. On November 17, 2000, Central Garden filed an amended complaint in the District Court, re-alleging various claims for violations of federal antitrust laws and also alleging state antitrust claims under the Cartwright Act, Section 16726 of the California Business and Professions Code. On October 31, 2000, Central Garden filed an additional complaint against Scotts and Pharmacia in the California Superior Court of Contra Costa County. That complaint seeks to assert the breach of contract claims previously dismissed by the District Court and additional claims under sec. 17200 of the California Business and Professional Code. On December 4, 2000, defendants Scotts and Pharmacia jointly filed a motion to stay this action based on the pendency of prior lawsuits (including the two described above) that involve the same subject matter. Defendants' motion to stay is set for hearing on January 19, 2001. Scotts believes that Central Garden's federal and state claims are entirely without merit and intends to vigorously defend against them.

RHONE-POULENC, S.A., RHONE-POULENC AGRO S.A. AND HOECHST, A.G.

     On October 15, 1999, Scotts began arbitration proceedings before the International Chamber of Commerce ("ICC") against Rhone-Poulenc S.A. and Rhone-Poulenc Agro S.A. (collectively, "Rhone-Poulenc") under arbitration provisions contained in contracts (including a Master Contract and Research and Development Agreement dated September 30, 1998) relating to the purchase by Scotts of Rhone-Poulenc's European lawn and garden business, Rhone-Poulenc Jardin, in 1998. Scotts alleges that the combination of Rhone-Poulenc and Hoechst Schering AgrEvo GmbH ("AgrEvo GmbH") into a new entity, Aventis S.A., will result in the violation of non-compete and other provisions in the contracts mentioned above. In the arbitration proceedings, Scotts is seeking injunctive relief as well as an award of damages.

     Also on October 15, 1999, Scotts filed a complaint styled The Scotts Company, et al. v. Rhone-Poulenc, S.A., Rhone-Poulenc Agro S.A. and Hoechst, A.G. in the Court of Common Pleas for Union County, Ohio, seeking injunctive relief maintaining the status quo in aid of the arbitration proceedings as well as an award of damages against Hoechst for Hoechst's tortious interference with Scotts' contractual rights. On October 19, 1999, the defendants removed the Union County action to the U.S. District Court for the Southern District of Ohio. On December 8, 1999, Scotts requested that this action be stayed pending the outcome of the arbitration proceedings.

     On January 7, 2000, the arbitration tribunal issued a segregated Record Agreement and Order requiring Aventis S.A., Rhone-Poulenc and any affiliate or entity controlled by Aventis S.A. or Rhone-Poulenc to maintain a segregated record of select sales of specified products.

     On October 9, 2000, the ICC issued a First Partial Award by the tribunal which: (i) found that Rhone-Poulenc breached its duty of good faith under French law by not disclosing to Scotts the contemplated combination of Rhone-Poulenc Agro and AgrEvo GmbH; (ii) directed that the parties re-negotiate a non-compete clause of the Master Contract; and (iii) ruled that the Research and Development Agreement is binding upon both Rhone-Poulenc Agro and its post-merger successor, Aventis CropScience S.A.

     The tribunal invited Scotts to proceed to a hearing to establish the amount of damages suffered as a result of the determined breach of the duty of good faith. Further, the tribunal ordered that Rhone-Poulenc shall be responsible for Scotts' reasonable legal fees and other expenses up to and including the date of notification of the First Partial Award, less Rhone-Poulenc's costs referable to an interim relief application by Scotts. No date has been set for a damages hearing.

                                      ----

SCOTTS V. AGREVO USA COMPANY

     The Scotts Company filed suit against AgrEvo USA Company on August 8, 2000 in the Court of Common Pleas for Union County, Ohio, alleging breach of contract relating to an Agreement dated June 22, 1998 entitled "Exclusive Distributor Agreement -- Horticulture". AgrEvo thereafter removed the action to the U.S. District Court for the Southern District of Ohio. The action seeks an unspecified amount of damages resulting from AgrEvo's breaches of the Agreement, an order of specific performance directing AgrEvo to comply with its obligations under the Agreement, a declaratory judgment that Scotts' future performance under the Agreement is waived as a result of AgrEvo's failure to perform, and such other relief to which Scotts might be entitled.

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

EXECUTIVE OFFICERS OF REGISTRANT

     The executive officers of The Scotts Company, their positions and, as of November 1, 2000, their ages and years with The Scotts Company (and its predecessors) are set forth below.

                                                                                Years with
                                                                                  Scotts
                                                                                 (And Its
Name                     Age                  Position(s) Held                 Predecessors)
--------------------------------------------------------------------------------------------
Charles M. Berger        64    Chairman of the Board                                4
                                 and Chief Executive Officer
James Hagedorn           45    President, Chief Operating Officer                  13
                                 and a Director
Michael P. Kelty, Ph.D.  50    Group Executive Vice President,                     21
                                 Technology and Operations
James L. Rogula          66    Group Executive Vice President,                      5
                                 North American Business Groups
G. Robert Lucas          57    Executive Vice President,                            3
                                 General Counsel and Secretary
Patrick J. Norton        49    Executive Vice President,                        10 months
                                 Chief Financial Officer and a Director
Laurens J.M. de Kort     49    Senior Vice President,                              18
                                 Professional Business Group, Worldwide
William A. Dittman       44    Senior Vice President,                               8
                                 Consumer Gardens Business Group
Michel J. Farkouh        43    Senior Vice President,                               2
                                 International Consumer Business Group
                                 (acting)
Thomas A. Feusse         41    Senior Vice President, Consumer                     15
                                 Growing Media Business Group
Nick G. Kirkbride        41    Senior Vice President,                               2
                                 International Consumer Business Group,
                                 United Kingdom and Ireland
Hadia Lefavre            55    Senior Vice President,                               1
                                 Human Resources Worldwide

                                      ----

                                                                                Years with
                                                                                  Scotts
                                                                                 (And Its
Name                     Age                  Position(s) Held                 Predecessors)
--------------------------------------------------------------------------------------------
Daniel C. McCafferty     42    Senior Vice President,                               1
                                 Consumer Ortho Business Group
Joseph M. Petite         50    Senior Vice President,                              12
                                 Business Process Development
William R. Radon         41    Senior Vice President,                               3
                                 Information Technology
Christian Ringuet        49    Senior Vice President,                              14
                                 International Consumer Business Group,
                                 France
Mark R. Schwartz         42    Senior Vice President,                              13
                                 Branded Plants Business subgroup
L. Robert Stohler        59    Senior Vice President,                               5
                                 Consumer Lawns Business Group

     Executive officers serve at the discretion of the Board of Directors and in the case of: Mr. Berger, Mr. Hagedorn, Mr. Lucas, Mr. Norton, Mr. de Kort, Mr. Kirkbride, Ms. Lefavre and Mr. Ringuet, pursuant to employment agreements.

     The business experience of each of the persons listed above during the past five years is as follows:

     Mr. Berger was elected Chairman of the Board and Chief Executive Officer of Scotts in August 1996. From August 1996 until April 2000, he was also President of Scotts. Mr. Berger came to Scotts from H. J. Heinz Company, where, from October 1994 to August 1996, he served as Chairman and Chief Executive Officer of Heinz India Pvt. Ltd. (Bombay). During his 32-year career at Heinz, he also held the positions of Chairman, President and Chief Executive Officer of Weight Watchers International, a Heinz affiliate; Managing Director and Chief Executive Officer of Heinz-Italy (Milan), the largest Heinz profit center in Europe; General Manager, Marketing, for all Heinz U.S. grocery products; Marketing Director for Heinz UK (London) and Director of Corporate Planning at Heinz World Headquarters.

     Mr. Hagedorn was named President and Chief Operating Officer of Scotts in April 2000. From December 1998 to April 2000, he served as President, Scotts North America. He was previously Executive Vice President, U.S. Business Groups, of Scotts, from October 1996 to December 1998. From May 1995 to October 1996, he served as Senior Vice President, Consumer Gardens Group, of Scotts. He served as Executive Vice President of Scotts' Miracle-Gro Products, Inc. (now Scotts' Consumer Gardens Business Group) from May 1995 to August 2000, and Executive Vice President of Stern's Miracle-Gro Products, Inc. from 1989 until May 1995. Mr. Hagedorn also serves as a director of Scotts. Mr. Hagedorn is the son of Horace Hagedorn, Director Emeritus of Scotts, and is the brother of Katherine Hagedorn Littlefield, a director of Scotts.

     Dr. Kelty was named Group Executive Vice President, Technology and Operations, of Scotts, in February 2000. He was previously Executive Vice President, Technology and Operations, of Scotts, since February 1999. From July 1995 to February 1999, he was Senior Vice President, Professional Business Group, of Scotts.

     Mr. Rogula was named Group Executive Vice President, North American Business Groups, of Scotts, in April 2000. From October 1998 to April 2000, he served as Senior Vice President, Consumer Ortho Business Group. Prior thereto, he had been Senior Vice President, Consumer Lawns Group, of Scotts since October 1996. He served as Senior Vice President, Consumer Business Group, of Scotts from January 1995 to October 1996.

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

                                      ----

     Mr. Norton was named Executive Vice President and Chief Financial Officer of Scotts in May 2000, having served as interim Chief Financial Officer of Scotts since February 2000. From 1983 until February 1997, Mr. Norton was the President, Chief Executive Officer and a director of Barefoot Inc., the second largest lawn care company in the United States prior to its acquisition in February 1997 by Service Master. Mr. Norton also serves as a director of Scotts.

     Mr. de Kort was named Senior Vice President, Professional Business Group, Worldwide, of Scotts, in June 2000. From May 1999 to October 2000, he served as Senior Vice President, Zone 4, International. From July 1994 to May 1999, he was Vice President, Scotts Europe, Middle East, Africa. Mr. de Kort is employed by Scotts International B.V. (formerly Scotts Europe B.V.), a wholly-owned subsidiary of Scotts.

     Mr. Dittman was named Senior Vice President, Consumer Gardens Business Group, of Scotts, in January 2000. He was previously Senior Vice President, Growing Media Business Group since April 1998. From December 1996 to April 1998, he was Senior Vice President of Sales, Marketing and Advertising of the Consumer Gardens Group of Scotts. From 1992 to December 1996, he was Vice President of Sales, Stern's Miracle-Gro Products, Inc.

     Mr. Farkouh was named acting Senior Vice President, International Consumer Business Group, of Scotts, in October 2000. From May 1999 to October 2000, he served as Senior Vice President, Zone 3, International, having joined Scotts France SAS in January 1999. From January 1997 to the time he joined Scotts, he was Vice President, Worldwide Lawn and Garden Category Manager, of Monsanto Company. From 1991 to January 1997, he was General Manager, Lawn and Garden Europe, of Monsanto Company.

     Mr. Feusse was named Senior Vice President, Consumer Growing Media Business Group, of Scotts, in October 2000. From January 2000 to October 2000, he served as interim Senior Vice President, Consumer Growing Media Business Group. From August 1998 to January 2000, he served as Vice President, Business Operations of the Consumer Growing Media Business Group of Scotts, and from April 1996 to August 1998 he was Vice President, Finance & Administration, Consumer Lawns Business Group of Scotts. Mr. Feusse was Scotts Corporate Controller from 1992 to April 1996.

     Mr. Kirkbride was named Senior Vice President, International Consumer Business Group, United Kingdom and Ireland, of Scotts, in October 2000. From May 1999 to October 2000, he served as Senior Vice President, Zone 1, International, having joined The Scotts Company (UK) Ltd. in December 1998. From January 1995 to the time he joined Scotts, he was Managing Director of The Virgin Cola Company, a privately-held soft drink company.

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

     Mr. McCafferty was named Senior Vice President, Ortho Business Group, of Scotts, in April 2000. He had previously been Vice President Sales, Ortho Business Group, of Scotts, since January 1999. Prior to the Ortho acquisition by Scotts, Mr. McCafferty had been Vice President, North America Sales with The Solaris Group (a division of Monsanto), since March 1997. Prior to joining The Solaris Group, Mr. McCafferty was Vice President and General Manager of NutraSweet Kelco's Beverage Group (a division of Monsanto), from January 1996 to March 1997.

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

     Mr. Radon was named Senior Vice President, Information Technology in February 1998. From September 1995 to the time he joined Scotts in February 1998, Mr. Radon was Vice President, Chief Information Officer at Lamson & Sessions, a manufacturer and distributor of plastic pipe, conduit and consumer electrical devices. From 1984 to September 1995, he was a management consultant at Ernst & Young.

                                      ----

     Mr. Ringuet was named Senior Vice President, International Consumer Business Group, France in October 2000. He joined Scotts France SAS in October 1998 and served as Senior Vice President, Zone 2, International until October 2000. He was Managing Director of Rhone-Poulenc Jardin, from March 1995 through September 1998. From 1986 to March 1995, he was Marketing and Sales Manager of Rhone-Poulenc Jardin. Mr. Ringuet resigned as an executive officer of Scotts on November 17, 2000, but remains an associate of Scotts through December 17, 2000.

     Mr. Schwartz was named Senior Vice President, Branded Plants Business Group, of Scotts, in May 2000. Previously, he was Vice President, Strategic Initiatives, U.S. Business Groups, of Scotts, since November 1998. From December 1996 to November 1998, he was Senior Vice President, Operations and Finance, of the Consumer Gardens Group, of Scotts. From 1991 to December 1996, he was Vice President, Product Development, of Stern's Miracle-Gro Products, Inc.

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

                                                               Sale Prices
                                                              -------------
                                                              High      Low
---------------------------------------------------------------------------
FISCAL 1999
1st quarter                                                   $36 3/16  $26 5/8
2nd quarter                                                    39 3/4    32 3/8
3rd quarter                                                    47 5/8    38 1/2
4th quarter                                                    46 3/8    34 5/8
FISCAL 2000
1st quarter                                                   $41 1/4   $35 1/4
2nd quarter                                                    42        29 7/16
3rd quarter                                                    41 1/2    32 11/16
4th quarter                                                    37 1/2    31

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

     As of December 1, 2000, Scotts estimates there were approximately 8,200 shareholders including holders of record and Scotts' estimate of beneficial holders.

                                      ----

ITEM 6. SELECTED FINANCIAL DATA

                               FIVE YEAR SUMMARY
                    FOR THE FISCAL YEAR ENDED SEPTEMBER 30,
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                               2000           1999(1)          1998(2)          1997(3)          1996
----------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS:
  Sales                                      $1,764.3         $1,648.3         $1,113.0         $899.3          $750.4
  Gross profit                                  712.0            659.2            398.0          325.7           238.0
  Income from operations(4)                     210.2            196.1             94.1           94.8            26.3
  Income (loss) before extraordinary
    items                                        73.1             69.1             37.0           39.5            (2.5)
  Income (loss) applicable to common
    shareholders                                 66.7             53.5             26.5           29.7           (12.3)
  Depreciation and amortization                  66.3             60.2             37.8           30.4            29.3
FINANCIAL POSITION:
  Working capital(5)                            234.1            274.8            135.3          146.5           181.1
  Investments in property, plant and
    equipment                                    72.5             66.7             41.3           28.6            18.2
  Property, plant and equipment, net            290.5            259.4            197.0          146.1           139.5
  Total assets                                1,761.4          1,769.6          1,035.2          787.6           731.7
  Total debt                                    862.8            950.0            372.5          221.3           225.3
  Total shareholders' equity                    477.9            443.3            403.9          389.2           364.3
CASH FLOWS:
  Cash flows from operating
    activities                                  171.5             78.2             71.0          121.1            82.3
  Cash flows from investing
    activities                                  (88.5)          (571.6)          (192.1)         (72.5)          (17.4)
  Cash flows from financing
    activities                                  (79.2)           513.9            118.4          (46.2)          (61.1)
RATIOS:
  Operating margin                               11.9%            11.9%             8.5%          10.5%            3.5%
  Current ratio                                   1.6              1.7              1.6            2.1             2.6
  Total debt to total book
    capitalization                               64.3%            68.2%            48.0%          36.2%           38.2%
  Return on average shareholders'
    equity                                       15.9%            14.9%             9.2%          10.5%           (0.7)%
PER SHARE DATA:
  Basic earnings (loss) per common
    share before extraordinary items             2.39             3.25             1.46           1.60           (0.65)
  Basic earnings (loss) per common
    share                                        2.39             2.93             1.42           1.60           (0.65)
  Diluted earnings (loss) per common
    share before extraordinary items
    and impact of early conversion
    of Class A Convertible Preferred
    Stock                                        2.39             2.27             1.22           1.35           (0.65)
  Diluted earnings (loss) per common
    share                                        2.25             2.08             1.20           1.35           (0.65)
  Price to diluted earnings per
    share, end of period                         14.9             16.6             25.5           19.4              nm
  Stock price at year-end                       33.50            34.63            30.63          26.25           19.25
  Stock price range -- High                     42.00            47.63            41.38          30.56           21.88
                     Low                        29.44            26.63            26.25          17.75           16.13
OTHER:
  EBITDA(6)                                     276.5            256.3            131.9          125.2            55.6
  EBITDA margin                                  15.7%            15.5%            11.9%          13.9%            7.4%
  Interest coverage (EBITDA/interest
    expense)                                      2.9              3.2              4.1            5.0             2.2
  Average common shares outstanding              27.9             18.3             18.7           18.6            18.8
  Common shares used in diluted
    earnings (loss) per common share
    calculation                                  29.6             30.5             30.3           29.3            18.8
  Dividends on Class A Convertible
    Preferred Stock                          $    6.4         $    9.7         $    9.8         $  9.8          $  9.8

---------------
NOTE: Prior year presentations have been changed to conform to fiscal 2000 presentation; these changes did not impact net income.

                                      ----

(1) Includes Rhone-Poulenc Jardin (nka Scotts France SAS) from October 1998, ASEF Holdings BV from December 1998 and the non-Roundup ("Ortho") business from January 1999.

(2) Includes Levington Group Limited (nka The Scotts Company (UK) Ltd.) from December 1997 and EarthGro, Inc. from February 1998.

(3) Includes Miracle Holdings Limited (nka The Scotts Company (UK) Ltd.) from January 1997.

(4) Operating income for fiscal 1998 and 1996 includes $20.4 million and $17.7 million of restructuring and other charges, respectively.

(5) Working capital is defined as total current assets less total current liabilities.

(6) EBITDA is defined as income from operations, plus depreciation and amortization. We believe that EBITDA provides additional information for determining our ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient to meet cash requirements.

nm Not meaningful

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Scotts is a leading manufacturer and marketer of consumer branded products for lawn and garden care and professional horticulture in the United States and Europe. During fiscal 2000, our operations were divided into three business segments: North American Consumer, North American Professional and International. The North American Consumer segment includes the Consumer Lawns, Consumer Gardens, Consumer Growing Media, Consumer Ortho and Consumer Canada Business Groups.

     As a leading consumer branded lawn and garden company, we focus on our consumer marketing efforts, including advertising and consumer research, to create demand to pull product through the retail distribution channels. During fiscal 2000, we spent $209.1 million on advertising and promotional activities, which is a significant increase over fiscal 1999 spending levels of $189.0 million. We have applied this consumer marketing focus over the past several years, and we believe that Scotts continues to receive a significant return on these increased marketing expenditures. For example, sales in our Consumer Lawns Business Group increased 13.2% from fiscal 1999 to fiscal 2000, after having experienced double-digit percentage increases in sales during the prior two years. We believe that this dramatic sales growth resulted primarily from our increased consumer-oriented marketing efforts. We expect that we will continue to focus our marketing efforts toward the consumer and increase consumer marketing expenditures across all of our consumer businesses, driving increased sales through market share and category growth.

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

     On September 30, 1998, Scotts entered into a long-term marketing agreement with Monsanto for its consumer Roundup(R) herbicide products. Under the marketing agreement, Scotts and Monsanto will jointly develop global consumer and trade marketing programs for Roundup(R). Scotts has assumed responsibility for sales support, merchandising, distribution and logistics. In addition, in January 1999, Scotts purchased from Monsanto the assets of its worldwide consumer lawn and garden businesses, exclusive of the Roundup(R) business, for $366 million. These transactions with Monsanto further our strategic objective of significantly enhancing our position in the pesticides segment of the consumer lawn and garden category. These businesses make up the Consumer Ortho Business Group within the North American Consumer segment.

     We believe that these transactions provide us with several strategic benefits including immediate market penetration, geographic expansion, brand leveraging opportunities and the achievement of substantial cost savings. With the Ortho acquisition, we believe we are currently a leader by market share

                                      ----
in all five segments of the consumer lawn and garden category in North America: lawn fertilizer, garden fertilizer, growing media, grass seeds and pesticides. We believe that we are now positioned as the only company with a complete offering of consumer lawn and garden products in the United States.

     Over the past several years, we have made several other acquisitions to strengthen our global market position in the lawn and garden category. In October 1998, we purchased Rhone-Poulenc Jardin, a leading European lawn and garden business, from Rhone-Poulenc for approximately $147.5 million (excluding access rights to certain research and development acquired for $23.2 million). This acquisition provided a significant addition to our existing European platform and strengthened our foothold in the continental European consumer lawn and garden market. Through this acquisition, we have established a strong presence in France, Germany, Austria and the Benelux countries.

     In December 1998, we acquired ASEF Holdings B.V., a privately-held Netherlands-based lawn and garden products company. In February 1998, we acquired EarthGro, Inc., a Northeastern U.S. growing media producer. In December 1997, we acquired Levington Group Limited, a leading producer of consumer and professional lawn fertilizer and growing media in the United Kingdom. In January 1997, we acquired the approximate two-thirds interest in Miracle Holdings Limited which Scotts did not already own. Miracle Holdings owns Miracle Garden Care Limited, a manufacturer and distributor of lawn and garden products in the United Kingdom. These acquisitions are consistent with our stated objective of becoming the world's foremost branded lawn and garden company.

     The following discussion and analysis of our consolidated results of operations and financial position should be read in conjunction with our Consolidated Financial Statements included elsewhere in this report. Dollars are in millions except per share data.

RESULTS OF OPERATIONS

     The following table sets forth the components of income and expense as a percentage of net sales for the three years ended September 30, 2000:

                                                                Fiscal Year Ended September 30,
                                                    -------------------------------------------------------
                                                      2000                     1999                  1998
-----------------------------------------------------------------------------------------------------------
Net sales                                              100.0%                   100.0%                100.0%
Cost of sales                                           59.6                     60.0                  64.2
                                                    --------                 --------              --------
Gross profit                                            40.4                     40.0                  35.8
Commission earned from agency
  agreement, net                                         1.7                      1.8                   0.0
Advertising and promotion                               11.9                     11.5                   9.4
Selling, general and administrative                     17.2                     17.1                  15.2
Amortization of goodwill and other
  intangibles                                            1.4                      1.5                   1.2
Restructuring and other charges                          0.0                      0.0                   1.4
Other (income) expense, net                             (0.3)                    (0.2)                  0.1
                                                    --------                 --------              --------
Income from operations                                  11.9                     11.9                   8.5
Interest expense                                         5.3                      4.8                   2.9
                                                    --------                 --------              --------
Income before income taxes                               6.6                      7.1                   5.6
Income taxes                                             2.4                      2.9                   2.2
                                                    --------                 --------              --------
Income before extraordinary items                        4.2                      4.2                   3.4
Extraordinary loss on extinguishment
  of debt                                                0.0                      0.4                   0.1
                                                    --------                 --------              --------
Net income                                               4.2                      3.8                   3.3
Dividends on Class A Convertible
  Preferred Stock                                        0.4                      0.6                   0.9
                                                    --------                 --------              --------
Income applicable to common
  shareholders                                           3.8%                     3.2%                  2.4%
                                                    ========                 ========              ========

                                      ----

     The following table sets forth net sales by business segment for the three years ended September 30, 2000:

                                                      2000                     1999                  1998
-----------------------------------------------------------------------------------------------------------
North American Consumer:
  Consumer Lawns                                    $  517.6                 $  457.2              $  366.3
  Consumer Gardens                                     157.8                    141.2                 128.0
  Consumer Growing Media                               300.5                    263.7                 231.3
  Consumer Ortho                                       255.5                    212.5                   0.0
  Consumer Canada                                       29.8                     22.4                   8.1
                                                    --------                 --------              --------
     Total                                           1,261.2                  1,097.0                 733.7
North American Professional                            127.6                    159.4                 179.4
International                                          375.5                    391.9                 199.9
                                                    --------                 --------              --------
Consolidated                                        $1,764.3                 $1,648.3              $1,113.0
                                                    ========                 ========              ========

FISCAL 2000 COMPARED TO FISCAL 1999

     Net sales for fiscal 2000 were $1.8 billion, an increase of 7.0% over fiscal 1999 net sales of $1.7 billion. On a pro forma basis, assuming that the Ortho acquisition had occurred on October 1, 1998, net sales for fiscal 2000 were 4.9% higher than pro forma net sales for fiscal 1999. The increase in net sales from year to year was driven by significant increases in net sales across all businesses in the North American Consumer segment, partially offset by decreases in net sales in the North American Professional and International segments as discussed below.

     North American Consumer segment net sales were $1.3 billion in fiscal 2000, an increase of $164.2 million, or 15.0%, over net sales for fiscal 1999 of $1.1 billion. Net sales in the Consumer Lawns Business Group increased $60.4 million, or 13.2%, from fiscal 1999 to fiscal 2000, primarily due to a significant increase in sales to and consumer takeaway from national home centers. Net sales in the Consumer Gardens Business Group increased $16.6 million, or 11.8%, primarily driven by strong net sales and market share performance in the water soluble and tree spikes product lines and the successful introduction of new products such as Miracle-Gro(R) Garden Weed Prevent (now known as Miracle-Gro(R) Garden Weed Preventer(TM)) line in fiscal 2000. Net sales in the Consumer Growing Media Business Group increased $36.8 million, or 14.0%, due to strong category and market share growth, particularly for value-added products such as Miracle-Gro(TM) Potting Soils. Sales in the Consumer Ortho Business Group increased $43.0 million, or 20.2%, on an actual basis and $10.0 million, or 4.1%, on a pro forma basis, reflecting significantly improved volume with home center retailers and improved category and market share performance on the selective weed control product lines. Net sales for the Consumer Ortho Business Group were negatively impacted by the voluntary product return of the registered pesticide Ortho(R) Home Defense(R) Indoor & Outdoor Insect Killer, sold with the Pull 'N Spray(R) pump dispenser, the phasing out of products containing the active ingredient Dursban and reduced selling efforts by a primary distributor prior to its termination on September 30, 2000. Selling price changes did not have a significant impact on net sales in the North American Consumer segment for fiscal 2000.

     North American Professional segment net sales of $127.6 million in fiscal 2000 were $31.8 million lower than fiscal 1999 net sales of $159.4 million. In fiscal 1999, the North American Professional segment consisted of two businesses: the ProTurf(R) business which provides turf care products to golf courses, athletic fields and related facilities and the Horticulture business which provides plant care products to professional nurseries and growers. The decrease in net sales for the North American Professional segment was primarily due to lower net sales of ProTurf(R) products and the sale of the ProTurf(R) business during the third quarter of fiscal 2000. In the second quarter of fiscal 1999, we changed from selling direct to customers to selling through distributors. The timing of this change and performance issues with one of our largest ProTurf(R) distributors caused sales to decrease when compared to the prior year for the period prior to the sale of the business. Net sales of horticulture products within this segment were slightly improved compared to the prior year.

                                      ----

     International segment net sales of $375.5 million in fiscal 2000 were $16.4 million lower than net sales for fiscal 1999 of $391.9 million. Excluding the adverse impact of changes in exchange rates, net sales for the International segment increased 5.1% compared to the prior year period. The increase is primarily due to improved results in the segment's continental European consumer businesses and the international professional business, partially offset by decreases in the segment's U.K. consumer business caused by significant product rationalization and unusually poor weather.

     Gross profit increased to $712.0 million for fiscal 2000, an increase of 8.0% over fiscal 1999 gross profit of $659.2 million, driven by the 7.0% increase in year-to-date net sales discussed above and a slight increase in gross profit as a percentage of net sales. As a percentage of net sales, gross profit was 40.4% for fiscal 2000 compared to 40.0% of net sales for fiscal 1999. This increase in profitability on net sales was driven by a shift to direct distribution to certain retail accounts, improved product mix toward higher margin, value-added products and improved efficiencies in Scott's production plants, offset by increased urea, fuel and other raw material costs and a significant erosion in the profitability of the ProTurf(R) business prior to its sale.

     The "gross commission from agency agreement" in fiscal 2000 was $39.2 million, compared to $30.3 million in fiscal 1999. The increase in the gross commission from year to year was driven by significantly higher sales of Roundup(R) worldwide year over year. The gross commission earned under the agreement is based on the EBIT (as defined by the agreement) generated each program year by the global Roundup(R) business. "Contribution expenses under agency agreement" were $9.9 million for fiscal 2000, compared to $1.6 million for fiscal 1999. The increase in contribution expenses was due to an increase in the contribution payment to Monsanto (now Pharmacia) and an increase of $3.2 million in the amortization of the $32 million marketing fee paid to Monsanto as a result of correcting the amortization period from 20 to 10 years. The $3.2 million of additional amortization represents the additional amortization of $1.6 million that was not recognized in fiscal 1999 and additional amortization of $1.6 million for fiscal 2000.

     Advertising and promotion expenses for fiscal 2000 were $209.1 million, an increase of 10.6% over fiscal 1999 advertising and promotion expenses of $189.0 million. As a percentage of net sales, advertising and promotion expenses increased to 11.9% in fiscal 2000 from 11.5% in fiscal 1999. This increase was primarily due to continued emphasis on increasing advertising and promotion expenses to drive revenue growth within the North American Consumer segment and investments in advertising and promotion to drive future sales growth in the International segment.

     Selling, general and administrative expenses in fiscal 2000 were $302.7 million, an increase of 7.6% over fiscal 1999 expenses of $281.2 million. As a percentage of net sales, selling, general and administrative expenses were 17.2% for both fiscal 2000 and fiscal 1999. The increase in the dollar amount of selling, general and administrative expenses was primarily related to additional costs needed to support the increased net sales levels in the North American Consumer Business Groups, infrastructure expenses within the International segment, selling, general and administrative expenses for the Consumer Ortho Business Group which were not incurred in the first quarter of fiscal 1999 due to the timing of the acquisition in January 1999, and increased legal costs as a result of the various legal matters discussed in Note 15 of the Notes to Consolidated Financial Statements.

     Amortization of goodwill and other intangibles in fiscal 2000 was $25.3 million, an increase of $1.5 million over fiscal 1999 amortization of $23.8 million. This increase was primarily due to fiscal 1999 not reflecting a full year of amortization related to the Ortho acquisition since the acquisition occurred in January 1999.

     Restructuring and other charges were $1.4 million in fiscal 1999. These charges represent severance costs associated with the reorganization of the North American Professional Business Group to strengthen distribution and technical sales support, integrate brand management across market segments and reduce annual operating expenses. Substantially all payments have been made. There were no restructuring charges incurred in fiscal 2000.

     Other income in fiscal 2000 was $6.0 million compared to other income of $3.6 million in the prior year. The increase in other income, on a net basis, was primarily due to the $4.6 million gain resulting from the sale of the ProTurf(R) business, partially offset by costs incurred in connection with Scotts' voluntary return program for the registered pesticide Ortho(R) Home Defense(R) Indoor & Outdoor Insect Killer,

                                      ----
sold with the Pull 'N Spray(R) pump dispenser and additional losses on disposals of miscellaneous fixed assets.

     Income from operations for fiscal 2000 was $210.2 million compared to $196.1 million for fiscal 1999. The increase in income from operations was due primarily to the increase in net sales across the North American Consumer Business Groups as noted above, partially offset by the decrease in net sales in the North American Professional segment.

     Interest expense for fiscal 2000 was $93.9 million, an increase of $14.8 million over fiscal 1999 interest expense of $79.1 million. The increase in interest expense was due to increased borrowings to fund the Ortho acquisition and an increase in average borrowing rates under our credit facility, partially offset by reduced working capital requirements.

     Income tax expense was $43.2 million for fiscal 2000 compared to $47.9 million in the prior year. Scotts' effective tax rate decreased to 37.1% for fiscal 2000 compared to 41.0% for the previous year. The decrease in the tax rate for fiscal 2000 is due primarily to a reversal of $3.2 million of tax reserves upon resolution of certain outstanding tax matters during the third quarter of fiscal 2000 and a reduction in the base tax rate for the year, before reversal of reserves, to 40.0%. The base tax rate reduction is primarily a result of the favorable treatment of a permanent tax difference associated with percentage depletion accounting.

     In conjunction with the Ortho acquisition, in January 1999 Scotts completed an offering of $330 million of 8 5/8% Senior Subordinated Notes due 2009. The net proceeds from this offering, together with borrowings under our credit facility, were used to fund the Ortho acquisition and repurchase approximately 97% of the then outstanding $100 million 9 7/8% Senior Subordinated Notes due August 2004. We recorded an extraordinary loss on the extinguishment of the 9 7/8% Notes of $9.3 million including a call premium of $7.2 million and the write-off of unamortized issuance costs and discounts of $2.1 million.

     Scotts reported net income of $73.1 million for fiscal 2000, or $2.25 per common share on a diluted basis, compared to net income of $63.2 million for fiscal 1999, or $2.08 per common share on a diluted basis. The diluted earnings per share for fiscal 2000 is net of a one-time reduction of $0.22 per share resulting from the early conversion of Class A Convertible Preferred Stock in October 1999. The diluted earnings per share for fiscal 1999 is net of a $0.19 per share charge associated with the extraordinary loss on early extinguishment of debt discussed above.

FISCAL 1999 COMPARED TO FISCAL 1998

     Net sales for fiscal 1999 were $1.65 billion, an increase of 48.1% over fiscal 1998 sales of $1.1 billion. On a pro forma basis, assuming that the Ortho, Rhone-Poulenc Jardin, Levington and EarthGro acquisitions had occurred on October 1, 1997, pro forma net sales for fiscal 1999 were $1.68 billion, an 11% increase over fiscal 1998 pro forma net sales of $1.5 billion. As discussed below, the increase in net sales on a pro forma basis was primarily driven by exceptional growth in the Consumer Lawns Business Group and strong revenue growth within the Consumer Gardens and Consumer Growing Media Business Groups.

     North American Consumer segment net sales were $1.1 billion in fiscal 1999, an increase of nearly 50% over fiscal 1998 net sales of $734 million and an increase of 16% over fiscal 1998 on a pro forma basis. Net sales in the Consumer Lawns Business Group within this segment were $461.0 million in fiscal 1999, a 25% increase over fiscal 1998 net sales of $369.1 million. The continued dramatic revenue growth in the Consumer Lawns Business Group was driven by increases in consumer-oriented marketing efforts such as advertising, consumer research and packaging improvements, which increased category growth and Scotts' market share. Net sales in the Consumer Gardens Business Group increased 11% to $147.4 million in fiscal 1999 due to several successful new product introductions and the extension of the advertising season for All-Purpose Miracle-Gro(R). Net sales in the Consumer Growing Media Business Group increased 14% to $264.3 million, or 11% on a pro forma basis. Significantly higher levels of advertising and promotional spending drove this revenue growth which resulted in increased net sales for value-added potting soils in particular. Net sales in the Consumer Ortho Business Group were $224.3 million in fiscal 1999 which is an increase of 10% on a pro forma basis.

                                      ----

     North American Professional segment net sales were $159.4 million in fiscal 1999, a decrease of 11% from fiscal 1998. The decrease in fiscal 1999 net sales in this segment was reflected in the ProTurf(R) business, which changed its distribution model earlier in the year, electing to market and deliver products through distributors rather than directly to customers. Short-term interruptions associated with this change and the discontinuance of certain commodity products resulted in lower net sales volumes in fiscal 1999.

     International segment net sales increased to $391.9 million in fiscal 1999 compared to $199.9 million in fiscal 1998, primarily the result of the Rhone-Poulenc Jardin and ASEF acquisitions in fiscal 1999. The increase in net sales on a pro forma basis was 9%, which was primarily due to revenue growth in the European Professional and Rhone-Poulenc Jardin businesses, partially offset by a net sales decline in the U.K. consumer business caused by supply chain interruptions resulting from the integration of the recently acquired businesses. Excluding the effects of foreign currency translation, pro forma net sales in fiscal 1999 would have been 10% higher than fiscal 1998. Selling price changes did not have a significant impact on Scotts' results of operations for fiscal 1999.

     Gross profit increased to $659.2 million in fiscal 1999 compared to $398.0 million in fiscal 1998. On a pro forma basis, gross profit in fiscal 1999 was $671.1 million, or 40% of net sales, compared to $569.2 million in fiscal 1998, or 38% of net sales. The increase in gross profit as a percentage of net sales was driven by improved raw material costs and improved manufacturing efficiencies from higher volumes in fiscal 1999. Fiscal 1998 gross profit also reflected the following charges: restructuring and other charges of $2.9 million as discussed below; start-up costs of $1.4 million associated with the upgrade of certain domestic manufacturing facilities; demolition costs of $1.4 million associated with the removal of certain old manufacturing facilities; unplanned production outsourcing costs of $2.8 million; the loss of a composting contract of $1.0 million; and unfavorable inventory adjustments of $0.8 million.

     The "gross commission earned from agency agreement" in fiscal 1999 of $30.3 million was generated from our marketing agreement with Monsanto for exclusive domestic and international marketing and agency rights to Monsanto's consumer Roundup(R) herbicide products.

     Advertising and promotion expenses for fiscal 1999 were $189.0 million, an increase of $84.6 million over fiscal 1998 advertising and promotion expenses of $104.4 million. The Ortho and Rhone-Poulenc Jardin businesses contributed $30.7 million and $20.5 million, respectively, to this increase. The remaining increase reflects continued emphasis on building consumer demand through consumer-oriented marketing efforts, and is highlighted by 28%, 26% and 64% increases in advertising and promotional spending in the Consumer Lawns, Consumer Gardens and Consumer Growing Media Business Groups, respectively. As a percentage of net sales, advertising and promotion expenses increased to 11% in fiscal 1999 from 9% in fiscal 1998.

     Selling, general and administrative expenses were $281.2 million in fiscal 1999, an increase of $111.3 million over fiscal 1998 selling, general and administrative expenses of $169.9 million. The Ortho and Rhone-Poulenc Jardin businesses contributed $30.2 million and $37.3 million, respectively, to this increase. The significant components of the remaining $43.8 million increase in selling, general and administrative expenses are: additional information systems expenses of $0.5 million for year 2000 remediation and $5.6 million for Enterprise Resource Planning implementation efforts; increased bad debt expenses of $4.6 million, primarily resulting from the bankruptcy of Hechinger; increased marketing, selling and administrative costs within the Consumer Lawns, Consumer Gardens and Consumer Growing Media Business Groups of $8.7 million to support higher sales volumes; costs of $2.5 million associated with changes in distribution arrangements in France; costs to integrate the Ortho business of $8.4 million; increased research and development spending of $6.9 million, largely in support of the acquired Ortho business; and increased legal and environmental charges of $2.7 million, primarily for costs associated with the environmental matter at our Marysville site.

     Amortization of goodwill and other intangibles increased to $23.8 million in fiscal 1999 compared to $12.9 million in fiscal 1998 due to additional intangibles resulting from the Ortho, Rhone-Poulenc Jardin and ASEF acquisitions.

     Restructuring and other charges in fiscal 1999 were $1.4 million, which represents severance costs associated with the change in distribution methods within the ProTurf(R) business of the North American Professional segment. In connection with this restructuring, approximately 60 in-house sales associates were terminated in fiscal 1999. Approximately $1.1 million of severance payments were made to these

                                      ----
former associates during fiscal 1999; $0.2 million of the remaining $0.3 million was paid in fiscal 2000, and the remaining $0.1 million is expected to be paid in fiscal 2001. Restructuring and other charges in fiscal 1998 were $20.4 million, $15.4 million of which is identified separately within operating expenses, $2.9 million of which is included in cost of sales and $2.1 million of which is included in selling, general and administrative expenses.

     Other income/expense for fiscal 1999 was income of $3.6 million compared to $1.3 million of expense for fiscal 1998. Other income in fiscal 1999 represented royalties received under license agreements for the use of some of our trademarks. Other expenses in fiscal 1998 represented losses on the sale of fixed assets and foreign currency, partially offset by royalty income described above. Legal and environmental provisions of $5.4 million and $2.7 million for fiscal 1999 and 1998, respectively, were reclassified from other income/expense to selling, general and administrative expenses.

     Income from operations for fiscal 1999 was $196.1 million compared to $94.1 million for fiscal 1998, primarily due to operating income realized from the Ortho and Rhone-Poulenc Jardin businesses and significant improvements in the Consumer Lawns and Consumer Growing Media Business Groups, partially offset by increased selling, general and administrative and amortization expenses described above.

     Interest expense for fiscal 1999 was $79.1 million, an increase of $46.9 million over fiscal 1998 interest expense of $32.2 million. The increase in interest expense was due to increased borrowings to fund the Ortho, Rhone-Poulenc Jardin and ASEF acquisitions and higher working capital levels to support the growth of the businesses.

     Income tax expense for fiscal 1999, was $47.9 million compared to $24.9 million in fiscal 1998. Our effective tax rate was 41.0% in fiscal 1999 compared to 40.3% in fiscal 1998. The increase in the effective tax rate was primarily due to a reduction in foreign dividends remitted which provided excess foreign tax credits in fiscal 1998.

     As discussed below in "Liquidity and Capital Resources", in conjunction with the Ortho acquisition, in January 1999 we completed an offering of $330 million of 8 5/8% Senior Subordinated Notes due 2009. The net proceeds from this offering, together with borrowings under our credit facility, were used to fund the Ortho acquisition and repurchase approximately 97% of the outstanding $100 million 9 7/8% Senior Subordinated Notes due August 2004. We recorded an extraordinary loss on the extinguishment of the 9 7/8% notes of $9.3 million, including a call premium of $7.2 million and the write-off of unamortized issuance costs and discounts of $2.1 million.

     We reported net income of $63.2 million for fiscal 1999, or $2.08 per share on a diluted basis, compared to $36.3 million for fiscal 1998, or $1.20 per share on a diluted basis. Excluding the impact of the extraordinary loss discussed above, earnings per share for fiscal 1999 were $2.27 on a diluted basis. Excluding the impact of restructuring and other charges taken in fiscal 1998 as well as an extraordinary loss on early extinguishment of debt, earnings per share for fiscal 1998 was $1.62 on a diluted basis.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $171.5 million for fiscal 2000 compared to $78.2 million for fiscal 1999. The seasonal nature of our operations generally requires cash to fund significant increases in working capital (primarily inventory and accounts receivable) during the first and second quarters. The third fiscal quarter is a period for collecting accounts receivable and reducing inventory levels. The increase in cash provided by operating activities for fiscal 2000 compared to the prior year is attributable to a significant decrease in the amount of working capital required during the year as well as the payment of the Roundup(R) marketing fee made in the first quarter of fiscal 1999.

     Cash used in investing activities was $88.5 million for fiscal 2000 compared to $571.6 million in the prior year. In the first quarter of fiscal 1999, we purchased the Rhone-Poulenc Jardin and ASEF businesses for approximately $147.5 million (excluding $23.2 million for access rights acquired under a research and development agreement with Rhone-Poulenc Jardin). In the second quarter of fiscal 1999, we purchased from Monsanto the assets of its worldwide consumer lawn and garden businesses, exclusive of the Roundup(R) business. Scotts made an initial payment of $339.9 million at the acquisition date, and made an additional payment of $15.6 million when the final purchase price of $355.5 was determined in the

                                      ----
third quarter of fiscal 2000. Capital expenditures increased to $72.5 million in fiscal 2000 compared to $66.7 million in fiscal 1999.

     Financing activities required cash of $79.2 million for fiscal 2000 compared to providing $513.9 million in the prior year. In the first quarter of fiscal 1999, Scotts borrowed funds under its credit facility in order to purchase the Rhone-Poulenc Jardin and ASEF businesses, to pay marketing fees associated with the Roundup(R) marketing agreement, to pay financing fees associated with the new credit facility and to settle the then outstanding interest rate locks (as described below). In the second quarter of fiscal 1999, Scotts completed an offering of $330 million of 8 5/8% Senior Subordinated Notes due August 2009. The net proceeds from this offering, together with borrowings under our credit facility, were used to fund the Ortho acquisition and repurchase approximately 97% of the then outstanding $100 million 9 7/8% Senior Subordinated Notes due August 2004. Due to the cash provided by operating activities during fiscal 2000, Scotts was able to make net repayments to its credit facility of $47.6 million. Scotts also repurchased $23.9 million of treasury shares during fiscal 2000, compared to $10.0 million in fiscal 1999.

     Total debt was $862.8 million as of September 30, 2000, a decrease of $87.2 million compared with total debt at September 30, 1999. The decrease in total debt as of September 30, 2000 was primarily due to scheduled quarterly debt repayments on Scotts' term loans during fiscal 2000, repayments on the revolving portion of Scotts' credit facility during fiscal 2000, and the impact of weakening exchange rates on debt denominated in foreign currencies.

     Our primary sources of liquidity are funds generated by operations and borrowings under our credit facility. The credit facility provides for borrowings in the aggregate principal amount of $1.025 billion and consists of term loan facilities in the aggregate amount of $525 million and a revolving credit facility in the amount of $500 million. On December 5, 2000, we amended our current credit facility to refinance a portion of the term loan facilities and to increase the revolving credit facility to $575 million. See further description of the amendment to the credit facility in Note 18 of the Notes to Consolidated Financial Statements.

     We funded the acquisition of the Rhone-Poulenc Jardin and ASEF businesses with borrowings under our credit facility. Additional borrowings under the credit facility, along with proceeds from the January 1999 offering of $330 million of 8 5/8% Senior Subordinated Notes due 2009, were used to fund the Ortho acquisition and to repurchase approximately 97% of Scotts' then outstanding $100.0 million 9 7/8% Senior Subordinated Notes due August 2004.

     Coincidental with the 8 5/8% Notes offering, Scotts settled its then outstanding interest rate locks for approximately $3.6 million. We entered into two interest rate locks in fiscal 1998 to hedge the anticipated interest rate exposure on the $330 million note offering. In October 1998, we terminated one of the interest rate locks for $9.3 million and entered into a new interest rate lock instrument. The total amount paid under the interest rate locks of $12.9 million has been deferred and is being amortized over the life of the notes.

     Capital expenditures were $72.5 million in fiscal 2000. We estimate that capital expenditures will approximate $75-80 million in each of fiscal 2001 and 2002.

     In July 1998, our Board of Directors authorized the repurchase of up to $100 million of our common shares on the open market or in privately negotiated transactions on or prior to September 30, 2001. As of September 30, 2000, 1,106,295 common shares (or $40.6 million) have been repurchased under this repurchase program limit.

     In October 2000, the Board of Directors approved cancellation of the third year commitment of $50 million under the share repurchase program. The Board did authorize repurchasing the amount still outstanding under the second year repurchase commitment (approximately $9.0 million) through September 30, 2001.

     Any repurchase will also be subject to the covenants contained in our credit facility as well as our other debt instruments. The repurchased shares have been and will be held in treasury and will thereafter be used for the exercise of employee stock options and for other general corporate purposes.

                                      ----

     In our opinion, cash flows from operations and capital resources will be sufficient to meet debt service and working capital needs during fiscal 2001, and thereafter for the foreseeable future. However, we cannot ensure that our business groups will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all, or that future borrowings will be available under our credit facilities in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control. We cannot ensure that we will be able to refinance any indebtedness, including our credit facility, on commercially reasonable terms, or at all.

ENVIRONMENTAL MATTERS

     We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking action aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial position; however, there can be no assurance that the resolution of these matters will not materially affect future quarterly or annual operating results. Additional information on environmental matters affecting us is provided in Note 15 to our Consolidated Financial Statements included herein and under "ITEM 1. BUSINESS-Environmental and Regulatory Considerations" and "ITEM 3. LEGAL PROCEEDINGS" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

YEAR 2000 READINESS

     In fiscal 2000, we did not experience any significant issues related to the ability of our information technology and business systems to recognize the year 2000. In addition, we did not experience any significant supply difficulties related to our vendors' year 2000 readiness. While we believe that we have taken adequate precautions against year 2000 systems issues, there can be no assurance that we will not encounter business interruption or other issues related to the year 2000 in the future.

ENTERPRISE RESOURCE PLANNING

     In July 1998, we announced a project designed to bring our information system resources in line with our current strategic objectives. The project includes the redesign of many key business processes in connection with the installation of new software. SAP was selected as the primary software provider for this project. As of October 1, 2000, all of the North American businesses with the exception of Canada are operating under the new system. Through September 30, 2000, we spent approximately $52.3 million on the project, approximately 75% of which will be capitalized over a period of four to eight years. We are currently evaluating when, and to what extent, the new information systems and applications will be implemented at our international locations.

EURO

     A new currency called the "euro" has been introduced in certain Economic and Monetary Union (EMU) countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effects the euro currency will have on the marketplace. We are still assessing the impact the EMU formation and euro implementation will have on our internal systems and the sale of our products. We are in the process of developing our plans and contracts for work to be performed to implement utilization of the euro as required at our operations in continental Europe. We expect that a significant portion of the costs associated with this work will be incurred during fiscal 2001; however, some costs will likely be incurred in the first quarter of fiscal 2002 as well. We have not yet determined the cost related to addressing this issue and there can be no assurance that this issue and its related costs will not have a material adverse effect on our business, operating results and financial condition.

                                      ----

MANAGEMENT'S OUTLOOK

     Fiscal 2000 was another year of significant financial achievements for Scotts, as we reported record net sales of $1.76 billion, grew diluted earnings per share by at least 20% for the fourth consecutive year (on a pro forma basis, excluding extraordinary items and the impact of the early conversion of the Class A Convertible Preferred Stock) and established or maintained what we believe to be the leading market share position in most of the significant lawn and garden categories across the world. The strategic acquisitions during fiscal 1999, most notably the Ortho and Rhone-Poulenc Jardin businesses, were critical in providing us with significant market positions in the pesticides category as well as continental European lawn and garden markets.

     During fiscal 2000, we were able to achieve our financial results despite encountering unfavorable market trends such as rising raw material and fuel costs, increased interest rates and declining exchange rates against the U.S. dollar in nearly all of the significant foreign countries in which we operate. We anticipate that raw material and fuel costs will likely remain at their high levels or even increase further in fiscal 2001. To achieve our earnings targets for fiscal 2001, we plan to continue our emphasis on consumer marketing to grow the categories and our market shares, pursue opportunities to recover raw material and fuel cost increases through increased manufacturing and distribution efficiencies enabled by our newly implemented North American Enterprise Resource Planning system, consolidate and reorganize our North American sales force to better leverage sales and merchandising opportunities with our customers, and reduce the rate of increases in our selling, general and administrative costs.

     Strategically, fiscal 2000's performance reflected the successful continuation of our emphasis on consumer-oriented marketing efforts to pull demand through our distribution channels. Looking forward, we maintain the following broad tenets to our strategic plan:

     (1) Promote and capitalize on the strengths of the Scotts(R), Miracle-Gro(R), Hyponex(R) and Ortho(R) industry-leading brands, as well as our portfolio of powerful brands in our international markets. This involves a commitment to our retail partners that we will support these brands through advertising and promotion unequaled in the lawn and garden consumables market. In the Professional categories, it signifies a commitment to customers to provide value as an integral element in their long-term success;

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

     Scotts anticipates that we will continue to deliver significant revenue and earnings growth through emphasis on executing our strategic plan. We believe that we can continue to generate annual sales growth of 6% to 8% in our core businesses and annual earnings growth of at least 15%. In addition, we have targeted improving our return on invested capital. We believe that we can achieve our goal of realizing a return of 13.5% on our invested capital (our estimate of the average return on invested capital for our consumer products peer group) in the next four years. We expect to achieve this goal by reducing our overhead spending, tightening capital spending controls, implementing return on capital measures into our incentive compensation plans and accelerating operating performance and gross margin improvements utilizing our new Enterprise Resource Planning capabilities in North America.

FORWARD-LOOKING STATEMENTS

     We have made and will make "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in our Annual Report, in this Form 10-K and in other contexts relating to future growth and profitability targets and strategies designed to increase total shareholder value. Forward-looking statements also include, but are not limited to, information regarding our future economic and financial condition, the plans and objectives of our management and our assumptions regarding our performance and these plans and objectives.

                                      ----

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

     - ADVERSE WEATHER CONDITIONS COULD ADVERSELY IMPACT FINANCIAL RESULTS.

       Weather conditions in North America and Europe have a significant impact on the timing of sales in the spring selling season and overall annual sales. Periods of wet weather can slow fertilizer sales, while periods of dry, hot weather can decrease pesticide sales. In addition, an abnormally cold spring throughout North America and/or Europe could adversely affect both fertilizer and pesticide sales and therefore our financial results.

     - OUR HISTORICAL SEASONALITY COULD IMPAIR OUR ABILITY TO MAKE INTEREST PAYMENTS ON INDEBTEDNESS.

       Because our products are used primarily in the spring and summer, our business is highly seasonal. For the past two fiscal years, approximately 70% to 75% of our net sales have occurred in the second and third fiscal quarters combined. Our working capital needs and our borrowings peak near the end of our first fiscal quarter because we are generating fewer revenues while incurring expenditures in preparation for the spring selling season. If cash on hand is insufficient to cover interest payments due on our indebtedness at a time when we are unable to draw on our credit facilities, this seasonality could adversely affect our ability to make interest payments as required by our indebtedness. Adverse weather conditions could heighten this risk.

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

      - require us to dedicate a substantial portion of cash flows from operations to payments on our indebtedness, which would reduce the cash flows available to fund working capital, capital expenditures, research and development efforts and other general corporate requirements;

      - limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

      - place us at a competitive disadvantage compared to our competitors that have less debt; and

      - limit our ability to borrow additional funds.

                                      ----

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

     - WE MIGHT NOT BE ABLE TO INTEGRATE OUR RECENT ACQUISITIONS INTO OUR BUSINESS OPERATIONS SUCCESSFULLY.

       We have made several substantial acquisitions in the past four years. The acquisition of the Ortho business represents the largest acquisition we have ever made. The success of any completed acquisition depends on our ability to effectively integrate the acquired business. We believe that our recent acquisitions provide us with significant cost saving opportunities. However, if we are not able to successfully integrate Ortho, Rhone-Poulenc Jardin or our other acquired businesses, we will not be able to maximize such cost saving opportunities. Rather, the failure to integrate these acquired businesses, because of difficulties in the assimilation of operations and products, the diversion of management's attention from other business concerns, the loss of key employees or other factors, could materially adversely affect our financial results.

     - BECAUSE OF THE CONCENTRATION OF OUR SALES TO A SMALL NUMBER OF RETAIL CUSTOMERS, THE LOSS OF ONE OR MORE OF OUR TOP CUSTOMERS COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS.

       Our top 10 North American retail customers together accounted for approximately 56.5% of our fiscal 2000 net sales and 41% of our outstanding accounts receivable as of September 30, 2000. Our top three customers, Home Depot, Wal*Mart and Kmart represented approximately 22.9%, 8.9% and 8.2% of our fiscal 2000 net sales. These customers hold significant positions in the retail lawn and garden market. The loss of, or reduction in orders from, Home Depot, Wal*Mart, Kmart or any other significant customer could have a material adverse effect on our business and our financial results, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from any of these customers could also have a material adverse affect.

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

      - Over a cumulative three fiscal year period; or

      - By more than 5% for each of two consecutive fiscal years.

                                      ----

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

       Glyphosate, the active ingredient in Roundup(R), was subject to a patent in the United States that expired in September 2000. Scotts cannot predict the success of Roundup(R) now that glyphosate is no longer patented. Substantial new competition in the United States could adversely affect Scotts. Glyphosate is no longer subject to patent in Europe and is not subject to patent in Canada. While sales of Roundup(R) in such countries have continued to increase despite the lack of patent protection, sales in the United States may decline as a result of increased competition. Any such decline in sales would adversely affect Scotts' financial results through the reduction of commissions as calculated under the Roundup(R) marketing agreement.

       Our methylene-urea product composition patent, which covers Scotts Turf Builder(R), Scotts Turf Builder(R) with Plus 2(R) with Weed Control and Scotts Turf Builder(R) with Halts(R) Crabgrass Preventer, is due to expire in July 2001 and could also result in increased competition. Any decline in sales of Turf Builder(R) products after the expiration of the methylene-urea product composition patent could adversely affect our financial results.

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

     - COMPLIANCE WITH ENVIRONMENTAL AND OTHER PUBLIC HEALTH REGULATIONS COULD INCREASE OUR COST OF DOING BUSINESS.

       Local, state, federal and foreign laws and regulations relating to environmental matters affect us in several ways. In the United States, all products containing pesticides must be registered with the United States Environmental Protection Agency and, in many cases, similar state and/or foreign agencies before they can be sold. The inability to obtain or the cancellation of any registration could have an adverse effect on our business. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals. We may not always be able to avoid or minimize these risks.

       The Food Quality Protection Act, enacted by the U.S. Congress in August 1996, establishes a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under this Act, the U.S. Environmental Protection Agency ("USEPA") is evaluating the cumulative risks from dietary and non-dietary exposures to pesticides. The pesticides in Scotts' products, which are also used on foods, will be evaluated by the USEPA as part of this non-dietary exposure risk assessment. It is possible that the USEPA or the active ingredient registrant may decide that a pesticide Scotts uses in its products, would be limited or made unavailable to Scotts. For example, in June 2000, DowAgroSciences, an active ingredient registrant, voluntarily agreed to a gradual phase-out of residential uses of Dursban, an active ingredient used by Scotts in its lawn and garden products. In December 2000, the USEPA reached agreement with various parties, including manufacturers of the active ingredient diazinon, regarding a phased withdrawal of residential uses of products containing diazinon, used also by Scotts in its lawn and garden products. Scotts cannot predict the outcome or the severity of the effect of the USEPA's continuing evaluations. Management believes that Scotts should be able to

                                      ----
     obtain substitute ingredients if selected pesticides are limited or made unavailable, but there can be no assurance that we will be able to do so for all products. With regard to Dursban, Scotts has introduced, and with regard to diazinon, Scotts expects to introduce, new pesticide products to meet consumer needs for pest control.

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

     In addition to the regulations already described, local, state, federal and foreign agencies regulate the disposal, handling and storage of waste, and air and water discharges from our facilities. In June 1997, the Ohio Environmental Protection Agency (EPA) gave us formal notice of an enforcement action concerning our old, decommissioned wastewater treatment plants that had once operated at our Marysville facility. The Ohio EPA action alleges potential surface water violations relating to possible historical sediment contamination, inadequate treatment capabilities at our existing and currently permitted wastewater treatment plants and the need for corrective action under the Resource Conservation Recovery Act. We are continuing to meet with the Ohio EPA and the Ohio Attorney General's office to negotiate an amicable resolution of these issues. We are currently unable to predict the ultimate outcome of this matter.

     During fiscal 2000, we made approximately $1.2 million in environmental capital expenditures and $1.8 million in other environmental expenses, compared with approximately $1.1 million in environmental capital expenditures and $5.9 million in other environmental expenses in fiscal 1999. Management anticipates that environmental capital expenditures and other environmental expenses for fiscal 2001 will not differ significantly from those incurred in fiscal 2000. If we are required to significantly increase our actual environmental capital expenditures and other environmental expenses, it could adversely affect our financial results.

     - THE IMPLEMENTATION OF THE EURO CURRENCY IN SOME EUROPEAN COUNTRIES BETWEEN 1999 AND 2002 COULD ADVERSELY AFFECT US.

       In January 1999, the "euro" was introduced in some Economic and Monetary Union (EMU) countries and by 2002, all EMU countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effects the euro currency will have on the marketplace. Additionally, the European Commission has not yet defined and finalized all of the rules and regulations with regard to the euro currency. We are still assessing the impact the EMU formation and euro implementation will have on our internal systems and the sale of our products. We expect to take appropriate actions based on the results of our assessment. However, we have not yet determined the cost related to addressing this issue and there can be no assurance that this issue and its related costs will not have a material adverse effect on us or our operating results and financial condition.

                                      ----

     - OUR SIGNIFICANT INTERNATIONAL OPERATIONS MAKE US MORE SUSCEPTIBLE TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES AND TO THE COSTS OF INTERNATIONAL REGULATION.

       We currently operate manufacturing, sales and service facilities outside of North America, particularly in the United Kingdom, Germany and France.

       Our international operations have increased with the acquisitions of Levington, Miracle Garden Care Limited, Ortho and Rhone-Poulenc Jardin and with the marketing agreement for consumer Roundup(R) products. In fiscal 2000, international sales accounted for approximately 21% of our total sales. Accordingly, we are subject to risks associated with operations in foreign countries, including:

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

INTEREST RATE RISK

     We have various debt instruments outstanding at September 30, 2000 that are impacted by changes in interest rates. As a means of managing our interest rate risk on these debt instruments, we have entered into the following interest rate swap agreements to effectively convert certain variable rate debt obligations to fixed rates:

     - A 20 million British Pounds Sterling notional amount swap to convert variable-rate debt obligations denominated in British Pounds Sterling to a fixed rate. The exchange rate used to convert British Pounds Sterling to U.S. dollars at September 30, 2000 was $1.48: 1 GBP.

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

     The following table summarizes information about our derivative financial instruments and debt instruments that are sensitive to changes in interest rates as of September 30, 2000. For debt instruments, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents expected cash flows based on notional amounts and weighted-average interest rates by contractual maturity dates. Weighted-average variable rates are based

                                      ----
on implied forward rates in the yield curve at September 30, 2000. The information is presented in U.S. dollars (in millions):

                                             Expected Maturity Date
                                        --------------------------------                             Fair
                                        2001     2002     2003     2004     Thereafter    Total     Value
----------------------------------------------------------------------------------------------------------
Long-term debt:
Fixed rate debt                                                               $330.0      $330.0    $318.5
  Average rate                                                                8.625%      8.625%
Variable rate debt                      $29.4    $38.5    $42.0    $42.0      $337.6      $489.5    $489.5
  Average rate                          8.04%    7.97%    7.96%    7.96%      9.67%       9.02%
Interest rate derivatives:
Interest rate swap on GBP LIBOR         $(0.4)   $(0.2)                                   $(0.6)    $(0.6)
  Average rate                          7.62%    7.62%                                    7.62%
Interest rate swaps on USD LIBOR        $1.7     $1.1     $0.5     $0.2                    $3.5      $3.2
  Average rate                          5.10%    5.11%    5.16%    5.18%                  5.11%

OTHER MARKET RISKS

     Our market risk associated with foreign currency rates is not considered to be material. Through fiscal 2000, we had only minor amounts of transactions that were denominated in foreign currencies. We are subject to market risk from fluctuating market prices of certain raw materials, including urea and other chemicals and paper and plastic products. Our objectives surrounding the procurement of these materials are to ensure continuous supply and to minimize costs. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. We do not enter into forward contracts or other market instruments as a means of achieving our objectives or minimizing our risk exposures on these materials.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and other information required by this Item are contained in the financial statements, footnotes thereto and schedules listed in the "Index to Consolidated Financial Statements and Financial Statement Schedules" on page 57 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In accordance with General Instruction G(3), the information contained under the captions "BENEFICIAL OWNERSHIP OF SECURITIES OF THE COMPANY -- Section 16(a) Beneficial Ownership Reporting Compliance" and "PROPOSAL NO. 1 -- ELECTION OF DIRECTORS" in Scotts' definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be held on January 18, 2001 filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 (the "Proxy Statement"), is incorporated herein by reference. The information regarding executive officers required by Item 401 of Regulation S-K is included in Part I hereof under the caption "Executive Officers of Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     In accordance with General Instruction G(3), the information contained under the captions "EXECUTIVE COMPENSATION" and "ELECTION OF
DIRECTORS -- Compensation of Directors" in Scotts' Proxy Statement, is incorporated herein by reference. None of the report of the Compensation and Organization Committee of Scotts' Board of Directors on executive compensation, the performance graph or the Report of the Audit Committee of Scotts' Board of Directors, each included in Scotts' Proxy Statement, shall be deemed to be incorporated herein by reference.

                                      ----

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) DOCUMENTS FILED AS PART OF THIS REPORT

     1 and 2. Financial Statements and Financial Statement Schedules:

          The response to this portion of Item 14 is submitted as a separate section of this Annual Report on Form 10-K. Reference is made to the "Index to Consolidated Financial Statements and Financial Statement Schedules" on page 57 herein.

     3. Exhibits:

          Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" beginning at page 110. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

                 EXECUTIVE COMPENSATORY PLANS AND ARRANGEMENTS

Exhibit
No.                            Description                                     Location
-------------------------------------------------------------------------------------------------
10(a)    The O.M. Scott & Sons Company Excess Benefit Plan,          Incorporated herein by
         effective October 1, 1993                                   reference to the Annual
                                                                     Report on Form 10-K for the
                                                                     fiscal year ended September
                                                                     30, 1993, of The Scotts
                                                                     Company, a Delaware
                                                                     corporation (File No.
                                                                     0-19768) [Exhibit 10(h)]
10(b)    The Scotts Company 1992 Long Term Incentive Plan (as        Incorporated herein by
         amended through May 15, 2000)                               reference to the
                                                                     Registrant's Quarterly
                                                                     Report on Form 10-Q for the
                                                                     fiscal quarter ended April
                                                                     1, 2000 (File No. 1-13292)
                                                                     [Exhibit 10(b)]
10(c)    The Scotts Company 2000 Executive Annual Incentive Plan     *
10(d)    The Scotts Company 1996 Stock Option Plan (as amended       Incorporated herein by
         through May 15, 2000)                                       reference to the
                                                                     Registrant's Quarterly
                                                                     Report on Form 10-Q for the
                                                                     fiscal quarter ended April
                                                                     1, 2000 (File No. 1-13292)
                                                                     [Exhibit 10(d)]

                                      ----

Exhibit
No.                            Description                                     Location
-------------------------------------------------------------------------------------------------
10(e)    Specimen form of Stock Option Agreement (as amended         Incorporated herein by
         through August 1, 2000) for Non-Qualified Stock Options     reference to the
         granted to employees under The Scotts Company 1996 Stock    Registrant's Quarterly
         Option Plan                                                 Report on Form 10-Q for the
                                                                     fiscal quarter ended July 1,
                                                                     2000 (File No. 1-13292)
                                                                     [Exhibit 10(l)]
10(f)    The Scotts Company Executive Retirement Plan                Incorporated herein by
                                                                     reference to the
                                                                     Registrant's Annual Report
                                                                     on Form 10-K for the fiscal
                                                                     year ended September 30,
                                                                     1998
                                                                     (File No. 1-11593) [Exhibit
                                                                     10(j)]
10(g)    The Scotts Company Millennium Growth Plan (effective        Incorporated herein by
         October 1, 1999)                                            reference to the
                                                                     Registrant's Quarterly
                                                                     Report on Form 10-Q for the
                                                                     fiscal quarter ended April
                                                                     1, 2000 (File No. 1-13292)
                                                                     [Exhibit 10(w)]
10(h)    Employment Agreement, dated as of August 7, 1998,           Incorporated herein by
         between the Registrant and Charles M. Berger, and three     reference to the
         attached Stock Option Agreements with the following         Registrant's Annual Report
         effective dates: September 23, 1998, October 21, 1998       on Form 10-K for the fiscal
         and September 24, 1999                                      year ended September 30,
                                                                     1998
                                                                     (File No. 1-11593) [Exhibit
                                                                     10(n)]
10(i)    Stock Option Agreement, dated as of August 7, 1996,         Incorporated herein by
         between the Registrant and Charles M. Berger                reference to the
                                                                     Registrant's Annual Report
                                                                     on Form 10-K for the fiscal
                                                                     year ended September 30,
                                                                     1996
                                                                     (File No. 1-11593) [Exhibit
                                                                     10(m)]
10(j)    Employment Agreement, dated as of May 19, 1995, between     Incorporated herein by
         the Registrant and James Hagedorn                           reference to the
                                                                     Registrant's Annual Report
                                                                     on Form 10-K for the fiscal
                                                                     year ended September 30,
                                                                     1995
                                                                     (File No. 1-11593) [Exhibit
                                                                     10(p)]
10(k)    Letter Agreement, dated December 23, 1996, between the      Incorporated herein by
         Registrant and Jean H. Mordo                                reference to the
                                                                     Registrant's Annual Report
                                                                     on Form 10-K for the fiscal
                                                                     year ended September 30,
                                                                     1997
                                                                     (File No. 1-11593)[Exhibit
                                                                     10(p)]
10(l)    Termination Letter Agreement, dated November 6, 2000,       *
         between the Registrant and Jean H. Mordo
10(m)    Letter Agreement, dated April 10, 1997, between the         Incorporated herein by
         Registrant and G. Robert Lucas                              reference to the
                                                                     Registrant's Annual Report
                                                                     on Form 10-K for the fiscal
                                                                     year ended September 30,
                                                                     1997
                                                                     (File No. 1-11593) [Exhibit
                                                                     10(r)]

                                      ----

Exhibit
No.                            Description                                     Location
-------------------------------------------------------------------------------------------------
10(n)    Letter Agreement, dated December 17, 1997, between the      Incorporated herein by
         Registrant and William R. Radon                             reference to the
                                                                     Registrant's Annual Report
                                                                     on Form 10-K for the fiscal
                                                                     year ended September 30,
                                                                     1998
                                                                     (File No. 1-11593) [Exhibit
                                                                     10(s)]
10(o)    Letter Agreement, dated March 30, 1998, between the         Incorporated herein by
         Registrant and William A. Dittman                           reference to the
                                                                     Registrant's Annual Report
                                                                     on Form 10-K for the fiscal
                                                                     year ended September 30,
                                                                     1998
                                                                     (File No. 1-11593) [Exhibit
                                                                     10(t)]
10(p)    Letter Agreement, dated March 16, 1999, between the         Incorporated herein by
         Registrant and Hadia Lefavre                                reference to the
                                                                     Registrant's Annual Report
                                                                     on Form 10-K for the fiscal
                                                                     year ended September 30,
                                                                     1999
                                                                     (File No. 1-11593) [Exhibit
                                                                     10(p)]
10(q)    Letter Agreement, dated June 8, 2000, between the           *
         Registrant and Patrick J. Norton
10(r)    Contract of Employment, dated February 28, 1986, between    Incorporated herein by
         Rhodic (assumed by Scotts France SAS) and Christian         reference to the
         Ringuet                                                     Registrant's Annual Report
                                                                     on Form 10-K for the fiscal
                                                                     year ended September 30,
                                                                     1999
                                                                     (File No. 1-11593) [Exhibit
                                                                     10(r)]
10(s)    Employment Agreement, dated August 1, 1995, between         Incorporated herein by
         Scotts Europe B.V. (now Scotts International B.V.) and      reference to the
         Laurens J.M. de Kort                                        Registrant's Annual Report
                                                                     on Form 10-K for the fiscal
                                                                     year ended September 30,
                                                                     1999
                                                                     (File No. 1-11593) [Exhibit
                                                                     10(s)]
10(t)    Service Agreement, dated September 9, 1998, between         Incorporated herein by
         Levington Horticulture Limited (nka The Scotts Company      reference to the
         (UK) Ltd.) and Nicholas Kirkbride                           Registrant's Annual Report
                                                                     on Form 10-K for the fiscal
                                                                     year ended September 30,
                                                                     1999
                                                                     (File No. 1-11593) [Exhibit
                                                                     10(t)]

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

                                         THE SCOTTS COMPANY

                                         By: /s/ CHARLES M. BERGER
                                          --------------------------------------
                                             Charles M. Berger, Chairman of the
                                             Board and Chief Executive Officer

                                             Dated: December 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures                                                        Title                       Date
----------                                                        -----                       ----
/s/ CHARLES M. BERGER                                Chairman of the Board/Chief        December 28, 2000
---------------------------------------------------    Executive Officer
Charles M. Berger

/s/ ARNOLD W. DONALD                                 Director                           December 28, 2000
---------------------------------------------------
Arnold W. Donald

/s/ JOSEPH P. FLANNERY                               Director                           December 28, 2000
---------------------------------------------------
Joseph P. Flannery

/s/ JAMES HAGEDORN                                   President/Chief Operating          December 28, 2000
---------------------------------------------------    Officer/ Director
James Hagedorn

/s/ ALBERT E. HARRIS                                 Director                           December 28, 2000
---------------------------------------------------
Albert E. Harris

/s/ JOHN KENLON                                      Director                           December 28, 2000
---------------------------------------------------
John Kenlon

/s/ KATHERINE HAGEDORN LITTLEFIELD                   Director                           December 28, 2000
---------------------------------------------------
Katherine Hagedorn Littlefield

/s/ KAREN G. MILLS                                   Director                           December 28, 2000
---------------------------------------------------
Karen G. Mills

/s/ CHRISTOPHER L. NAGEL                             Controller/Principal Accounting    December 28, 2000
---------------------------------------------------    Officer
Christopher L. Nagel

/s/ PATRICK J. NORTON                                Executive Vice President/Chief     December 28, 2000
---------------------------------------------------    Financial Officer/Director
Patrick J. Norton

/s/ JOHN M. SULLIVAN                                 Director                           December 28, 2000
---------------------------------------------------
John M. Sullivan

/s/ L. JACK VAN FOSSEN                               Director                           December 28, 2000
---------------------------------------------------
L. Jack Van Fossen

/s/ JOHN WALKER, PH.D.                               Director                           December 28, 2000
---------------------------------------------------
John Walker, Ph.D.

                                      ----

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                               Form 10-K
                                                             Annual Report
Consolidated Financial Statements of The Scotts Company and
  Subsidiaries:
  Report of Management......................................       58
  Report of Independent Accountants.........................       59
  Consolidated Statements of Operations for the fiscal years
     ended September 30, 2000, 1999 and 1998................       60
  Consolidated Statements of Cash Flows for the fiscal years
     ended September 30, 2000, 1999 and 1998................       61
  Consolidated Balance Sheets at September 30, 2000 and
     1999...................................................       62
  Consolidated Statements of Changes in Shareholders' Equity
     for the fiscal years ended September 30, 2000, 1999 and
     1998...................................................       63
Notes to Consolidated Financial Statements..................       65
Schedules Supporting the Consolidated Financial Statements:
  Report of Independent Accountants on Financial Statement
     Schedules..............................................      108
  Valuation and Qualifying Accounts for the fiscal years
     ended September 30, 2000, 1999 and 1998................      109

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

     Management is responsible for maintaining a system of accounting and internal controls which it believes is adequate to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements. The selection and training of qualified personnel, the establishment and communication of accounting and administrative policies and procedures and a program of internal audits are important objectives of these control systems.

     The financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants selected by the Board of Directors. The independent accountants conduct a review of internal accounting controls to the extent required by generally accepted auditing standards and perform such tests and related procedures as they deem necessary to arrive at an opinion on the fairness of the financial statements in accordance with generally accepted accounting principles.

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

                                      ----

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of The Scotts Company

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in shareholders' equity present fairly, in all material respects, the financial position of The Scotts Company at September 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP
Columbus, Ohio

October 31, 2000

                                      ----

                               THE SCOTTS COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                       2000                  1999                  1998
---------------------------------------------------------------------------------------------------------
Net Sales                                            $1,764.3              $1,648.3              $1,113.0
Cost of sales                                         1,052.3                 989.1                 715.0
                                                     --------              --------              --------
Gross profit                                            712.0                 659.2                 398.0
Gross commission earned from marketing
  agreement                                              39.2                  30.3
Contribution expenses under marketing
  agreement                                               9.9                   1.6
                                                     --------              --------              --------
Net commission earned from marketing
  agreement                                              29.3                  28.7
Operating expenses:
  Advertising and promotion                             209.1                 189.0                 104.4
  Selling, general and administrative                   302.7                 281.2                 169.9
  Amortization of goodwill and other
     intangibles                                         25.3                  23.8                  12.9
  Restructuring and other charges                                               1.4                  15.4
  Other (income) expense, net                            (6.0)                 (3.6)                  1.3
                                                     --------              --------              --------
Income from operations                                  210.2                 196.1                  94.1
Interest expense                                         93.9                  79.1                  32.2
                                                     --------              --------              --------
Income before income taxes                              116.3                 117.0                  61.9
Income taxes                                             43.2                  47.9                  24.9
                                                     --------              --------              --------
Income before extraordinary item                         73.1                  69.1                  37.0
Extraordinary loss on early
  extinguishment of debt, net of income
  tax benefit                                                                   5.9                   0.7
                                                     --------              --------              --------
Net income                                               73.1                  63.2                  36.3
Dividends on Class A Convertible
  Preferred Stock                                         6.4                   9.7                   9.8
                                                     --------              --------              --------
Income applicable to common
  shareholders                                       $   66.7              $   53.5              $   26.5
Basic earnings per share:
Before extraordinary loss                            $   2.39              $   3.25              $   1.46
Extraordinary loss, net of tax                                                (0.32)                (0.04)
                                                     --------              --------              --------
                                                     $   2.39              $   2.93              $   1.42
Diluted earnings per share:
Before extraordinary loss                            $   2.25              $   2.27              $   1.22
Extraordinary loss, net of tax                                                (0.19)                (0.02)
                                                     --------              --------              --------
                                                     $   2.25              $   2.08              $   1.20
Common shares used in basic earnings
  per share calculation                                  27.9                  18.3                  18.7
Common shares and potential common
  shares used in diluted earnings per
  share calculation                                      29.6                  30.5                  30.3

See Notes to Consolidated Financial Statements.

                                      ----

                               THE SCOTTS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                                 (IN MILLIONS)

                                                             2000                1999                 1998
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $ 73.1              $  63.2              $  36.3
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                              29.0                 29.0                 21.6
    Amortization                                              37.3                 31.2                 16.2
    Extraordinary loss                                                              5.9                  0.7
    Restructuring and other charges                                                                     19.3
    Loss on sale of property                                   4.4                  1.8                  2.3
    Gain on sale of business                                  (4.6)
    Changes in assets and liabilities, net of
       acquired businesses:
       Accounts receivable                                     6.4                 23.7                 (8.6)
       Inventories                                             5.8                (21.6)                (5.7)
       Prepaid and other current assets                       (9.2)               (25.2)                (2.1)
       Accounts payable                                       19.4                 10.7                  8.8
       Accrued taxes and liabilities                          30.0                (10.2)               (14.4)
       Other assets                                           (4.7)               (35.9)                 0.3
       Other liabilities                                      (6.4)                 2.2                 (0.1)
    Other, net                                                (9.0)                 3.4                 (3.6)
                                                            ------              -------              -------
       Net cash provided by operating
         activities                                          171.5                 78.2                 71.0
                                                            ------              -------              -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property, plant and equipment                (72.5)               (66.7)               (41.3)
  Proceeds from sale of equipment                              1.8                  1.5                  0.6
  Investments in acquired businesses, net of
    cash acquired                                            (18.3)              (506.2)              (151.4)
  Other, net                                                   0.5                 (0.2)
                                                            ------              -------              -------
       Net cash used in investing activities                 (88.5)              (571.6)              (192.1)
                                                            ------              -------              -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net (repayments) borrowings under revolving
    and bank lines of credit                                 (26.0)                65.3                140.0
  Gross borrowings under term loans                                               525.0
  Gross repayments under term loans                          (23.7)                (3.0)
  Repayment of outstanding balance on previous
    credit facility                                                              (241.0)
  Issuance of 8 5/8% Senior Subordinated Notes                                    330.0
  Extinguishment of 9 7/8% Senior Subordinated Notes                             (107.1)
  Settlement of interest rate locks                                               (12.9)
  Financing and issuance fees                                 (1.0)               (24.1)
  Dividends on Class A Convertible Preferred
    Stock                                                     (6.4)               (12.1)                (7.3)
  Repurchase of treasury shares                              (23.9)               (10.0)               (15.3)
  Cash received from exercise of stock options                 2.8                  3.8                  1.7
  Other, net                                                  (1.0)                                     (0.7)
                                                            ------              -------              -------
       Net cash (used in) provided by
         financing activities                                (79.2)               513.9                118.4

Effect of exchange rate changes on cash                       (1.1)                (0.8)                 0.3
                                                            ------              -------              -------
Net increase (decrease) in cash                                2.7                 19.7                 (2.4)
Cash and cash equivalents, beginning of period                30.3                 10.6                 13.0
                                                            ------              -------              -------
Cash and cash equivalents, end of period                    $ 33.0              $  30.3              $  10.6
                                                            ======              =======              =======

See Notes to Consolidated Financial Statements.

                                      ----

                               THE SCOTTS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2000 AND 1999
                                 (IN MILLIONS)

                                                                          2000                  1999
------------------------------------------------------------------------------------------------------
                                                ASSETS
Current assets:
  Cash and cash equivalents                                             $   33.0              $   30.3
  Accounts receivable, less allowance for uncollectible
     accounts of $11.7 in 2000 and $16.4 in 1999                           216.0                 201.4
  Inventories, net                                                         307.5                 313.2
  Current deferred tax asset                                                25.1                  29.3
  Prepaid and other assets                                                  62.3                  67.5
                                                                        --------              --------
     Total current assets                                                  643.9                 641.7
Property, plant and equipment, net                                         290.5                 259.4
Intangible assets, net                                                     743.1                 794.1
Other assets                                                                83.9                  74.4
                                                                        --------              --------
     Total assets                                                       $1,761.4              $1,769.6
                                                                        ========              ========
                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                                       $   49.4              $   56.4
  Accounts payable                                                         153.0                 133.5
  Accrued liabilities                                                      174.3                 157.7
  Accrued taxes                                                             33.1                  19.3
                                                                        --------              --------
     Total current liabilities                                             409.8                 366.9
Long-term debt                                                             813.4                 893.6
Other liabilities                                                           60.3                  65.8
                                                                        --------              --------
     Total liabilities                                                   1,283.5               1,326.3
                                                                        --------              --------
Commitments and contingencies
Shareholders' equity:
  Class A Convertible Preferred Stock, no par value                                              173.9
  Common shares, no par value per share, $.01 stated value
     per share, 31.3 shares issued in 2000, 21.3 shares
     issued in 1999                                                          0.3                   0.2
  Capital in excess of stated value                                        389.3                 213.9
  Retained earnings                                                        196.8                 130.1
  Treasury stock, 3.4 shares in 2000, 2.9 shares in 1999                   (83.5)                (61.9)
  Accumulated other comprehensive income                                   (25.0)                (12.9)
                                                                        --------              --------
  Total shareholders' equity                                               477.9                 443.3
                                                                        --------              --------
     Total liabilities and shareholders' equity                         $1,761.4              $1,769.6
                                                                        ========              ========

See Notes to Consolidated Financial Statements.

                                      ----

                               THE SCOTTS COMPANY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                                 (IN MILLIONS)

                                 Class A
                               Convertible
                             Preferred Stock     Common Shares     Capital in               Treasury Stock
                             ----------------   ---------------    Excess of     Retained   ---------------
                             Shares   Amount    Shares   Amount   Stated Value   Earnings   Shares   Amount
-----------------------------------------------------------------------------------------------------------
Balance, September 30, 1997    0.2    $ 177.3    21.1     $0.2       $207.8       $ 50.1     (2.4)   $(41.9)
Net income                                                                          36.3
Foreign currency
  translation
Minimum pension liability
Comprehensive income
Issuance of common shares
  held in treasury                                                      1.1                   0.1       1.7
Purchase of common shares                                                                    (0.5)    (15.7)
Dividends on Class A
  Convertible Preferred
  Stock                                                                             (9.8)
                              ----    -------    ----     ----       ------       ------     ----    ------
Balance, September 30, 1998    0.2      177.3    21.1      0.2        208.9         76.6     (2.8)    (55.9)
Net income                                                                          63.2
Foreign currency
  translation
Minimum pension liability
Comprehensive income
Issuance of common shares
  held in treasury                                                      1.6                   0.2       4.0
Purchase of common shares                                                                    (0.3)    (10.0)
Dividends on Class A
  Convertible Preferred
  Stock                                                                             (9.7)
                              ----    -------    ----     ----       ------       ------     ----    ------
Conversion of Class A
  Convertible Preferred
  Stock                       (0.2)      (3.4)    0.2                   3.4
Balance, September 30, 1999    0.0      173.9    21.3      0.2        213.9        130.1     (2.9)    (61.9)
Net income                                                                          73.1
Foreign currency
  translation
Minimum pension liability
Comprehensive income
Issuance of common shares
  held in treasury                                         0.1          1.5                   0.1       2.3
Purchase of common shares                                                                    (0.6)    (23.9)
Dividends on Class A
  Convertible Preferred
  Stock                                                                             (6.4)
Conversion of preferred
  stock                                (173.9)   10.0                 173.9
                              ----    -------    ----     ----       ------       ------     ----    ------
Balance, September 30, 2000    0.0    $   0.0    31.3     $0.3       $389.3       $196.8     (3.4)   $(83.5)
                              ====    =======    ====     ====       ======       ======     ====    ======

                                      ----

                               THE SCOTTS COMPANY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                                 (IN MILLIONS)

                                                                Accumulated Other
                                                              Comprehensive Income
                                                          -----------------------------
                                                          Minimum Pension     Foreign
                                                             Liability       Currency
                                                            Adjustment      Translation   Total
------------------------------------------------------------------------------------------------
Balance, September 30, 1997                                    $ 0.0          $ (4.3)     $389.2
Net income                                                                                  36.3
Foreign currency translation                                                     1.3         1.3
Minimum pension liability                                       (0.2)(a)                    (0.2)
  Comprehensive income                                                                      37.4
Issuance of common shares held in treasury                                                   2.8
Purchase of common shares                                                                  (15.7)
Dividends on Class A Convertible Preferred Stock                                            (9.8)
                                                               -----          ------      ------
Balance, September 30, 1998                                    $(0.2)         $ (3.0)     $403.9
                                                               -----          ------      ------
Net income                                                                                  63.2
Foreign currency translation                                                    (5.7)       (5.7)
Minimum pension liability                                       (4.0)(a)                    (4.0)
                                                               -----          ------      ------
  Comprehensive income                                                                      53.5
Issuance of common shares held in treasury                                                   5.6
Purchase of common shares                                                                  (10.0)
Dividends on Class A Convertible Preferred Stock                                            (9.7)
Conversion of Preferred Stock
Balance, September 30, 1999                                    $(4.2)         $ (8.7)     $443.3
                                                               -----          ------      ------
Net income                                                                                  73.1
Foreign currency translation                                                   (11.2)      (11.2)
Minimum pension liability                                       (0.9)(a)                    (0.9)
                                                               -----          ------      ------
  Comprehensive income                                                                      61.0
Issuance of common shares held in treasury                                                   3.9
Purchase of common shares                                                                  (23.9)
Dividends on Class A Convertible Preferred Stock                                            (6.4)
Balance September 30, 2000                                     $(5.1)         $(19.9)     $477.9
                                                               =====          ======      ======

---------------
(a) Net of tax benefits of $0.5 million, $2.7 million, and $0.1 million for fiscal 2000, 1999 and 1998, respectively.

See Notes to Consolidated Financial Statements.

                                      ----

                               THE SCOTTS COMPANY

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

REVENUE RECOGNITION

     Revenue is recognized when products are shipped and when title and risk of loss transfer to the customer. For certain large multi-location customers, products may be shipped to third-party warehousing locations. Revenue is not recognized until the customer places orders against that inventory and acknowledges ownership of the goods in writing. Provisions for estimated returns and allowances are recorded at the time of shipment based on historical rates of return as a percentage of sales.

RESEARCH AND DEVELOPMENT

     All costs associated with research and development are charged to expense as incurred. Expense for fiscal 2000, 1999, and 1998 was $24.1 million, $21.7 million, and $14.8 million, respectively.

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

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

events and actions the Company may undertake in the future, actual results ultimately may differ from the estimates.

INVENTORIES

     Inventories are stated at the lower of cost or market, principally determined by the FIFO method; however, certain growing media inventories are accounted for by the LIFO method. At September 30, 2000 and 1999, approximately 13% and 8% of inventories, respectively, are valued at the lower of LIFO cost or market. Inventories include the cost of raw materials, labor and manufacturing overhead. The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value.

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

Land improvements                                               10 - 25 years
Buildings                                                       10 - 40 years
Machinery and equipment                                          3 - 15 years
Furniture and fixtures                                           6 - 10 years
Software                                                          3 - 8 years

     Interest is capitalized on all significant capital projects. The Company capitalized $2.4 million and $1.8 million of interest costs during fiscal 2000 and 1999, respectively.

     Goodwill arising from business acquisitions is amortized over its useful life, which is generally 40 years, on a straight-line basis. Intangible assets include patents and trademarks which are valued at acquisition through independent appraisals. Debt issuance costs are being amortized over the terms of the various debt instruments. Patents and trademarks are being amortized on a straight-line basis over periods varying from 7 to 40 years. Accumulated amortization at September 30, 2000 and 1999 was $121.9 million and $96.2 million, respectively.

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

INTERNAL USE SOFTWARE

     In July of fiscal 1998, the Company announced an Enterprise Resource Planning initiative designed to enhance its information system resources. The project includes re-design of certain key business processes and the installation of new software on a world-wide basis over the next several years. SAP has been chosen as the primary software provider for this project. The Company is accounting for the costs of the project in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, costs other than reengineering are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage, or the post-implementation/operation stage. All reengineering costs are expensed as incurred. As of September 30, 2000 and 1999, the Company had $37.3 million and $23.9 million, respectively, in unamortized capitalized internal use computer software costs. Amortization of these costs was $0.9 million during fiscal 2000.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BARTER CREDITS

     The Company occasionally exchanges excess or obsolete inventory for barter credits from an inventory broker. The barter credits are recorded as an asset at the net book value of the inventory exchanged which is typically less than the face value of the credits. The broker credits can be used in exchange for a variety of services, including advertising, telephone and freight. When a barter credit is utilized for face value, the charge for the service received is recorded at the amount of cash paid plus the book value of the barter credits exchanged.

     As of September 30, 2000, the Company had available barter credits with a face value of $2.8 million and with a carrying value of $1.4 million which are included in the Company's balance sheet. To the extent that the Company is able to utilize these barter credits in the future, the cost of the service received will be reduced by the face value of the barter credits exchanged, offset by the carrying value of the barter credits utilized.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' financial statements to conform to fiscal 2000 classifications.

NOTE 2. DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS

                                                                   2000                1999
--------------------------------------------------------------------------------------------
                                                                        (in millions)
INVENTORIES, NET:
  Finished Goods                                                  $232.9              $206.4
  Raw Materials                                                     73.7               106.5
                                                                  ------              ------
  FIFO Cost                                                        306.6               312.9
  LIFO Reserve                                                       0.9                 0.3
                                                                  ------              ------
  Total                                                           $307.5              $313.2
                                                                  ======              ======

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Inventory balances are shown net of provisions for slow moving and obsolete inventory of $20.1 million and $30.5 million as of September 30, 2000 and 1999, respectively.

                                                                   2000                1999
--------------------------------------------------------------------------------------------
                                                                        (in millions)
PROPERTY, PLANT AND EQUIPMENT, NET:
  Land and improvements                                           $ 38.5              $ 41.4
  Buildings                                                        109.0                88.2
  Machinery and equipment                                          201.4               213.7
  Furniture and fixtures                                            30.0                19.8
  Software                                                          39.5                32.6
  Construction in progress                                          54.4                26.3
  Less: accumulated depreciation                                  (182.3)             (162.6)
                                                                  ------              ------
  Total                                                           $290.5              $259.4
                                                                  ======              ======

                                                                   2000                1999
--------------------------------------------------------------------------------------------
                                                                        (in millions)
INTANGIBLE ASSETS, NET:
  Goodwill                                                        $280.4              $508.6
  Trademarks                                                       331.1               207.9
  Other                                                            131.6                77.6
                                                                  ------              ------
  Total                                                           $743.1              $794.1
                                                                  ======              ======

                                                                   2000                1999
--------------------------------------------------------------------------------------------
                                                                        (in millions)
ACCRUED LIABILITIES:
  Payroll and other compensation accruals                         $ 40.5              $ 42.5
  Advertising and promotional accruals                              73.0                56.4
  Other                                                             60.8                58.8
                                                                  ------              ------
  Total                                                           $174.3              $157.7
                                                                  ======              ======

                                                                   2000                1999
--------------------------------------------------------------------------------------------
                                                                        (in millions)
OTHER NON-CURRENT LIABILITIES:
  Accrued pension and postretirement liabilities                  $ 49.8              $ 50.4
  Legal and environmental reserves                                  10.5                11.5
  Other                                                              0.0                 3.9
                                                                  ------              ------
  Total                                                           $ 60.3              $ 65.8
                                                                  ======              ======

NOTE 3. MARKETING AGREEMENT

     Effective September 30, 1998, the Company entered into an agreement with Monsanto Company ("Monsanto", now known as Pharmacia Corporation) for exclusive domestic and international marketing and agency rights to Monsanto's consumer Roundup(R) herbicide products. Under the terms of the agreement, the Company is entitled to receive an annual commission from Monsanto in consideration for the performance of its duties as agent. The annual commission is calculated as a percentage of the actual earnings before interest and income taxes (EBIT), as defined in the agreement, of the Roundup(R) business. Each year's percentage varies in accordance with the terms of the agreement based on the achievement of two earnings thresholds and on commission rates that vary by threshold and program year.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The agreement also requires the Company to make fixed annual payments to Monsanto as a contribution against the overall expenses of the Roundup(R) business. The annual fixed payment is defined as $20 million. However, portions of the annual payments for the first three years of the agreement are deferred. No payment was required for the first year (fiscal 1999), a payment of $5 million was required for the second year and a payment of $15 million is required for the third year so that a total of $40 million of the contribution payments are deferred. Beginning in the fifth year of the agreement, the annual payments to Monsanto increase to at least $25 million, which include per annum charges at 8%. The annual payments may be increased above $25 million if certain significant earnings targets are achieved. If all of the deferred contribution amounts are paid prior to 2018, the annual contribution payments revert to $20 million. Regardless of whether the deferred contribution amounts are paid, all contribution payments cease entirely in 2018.

     The Company is recognizing a charge each year associated with the annual contribution payments equal to the required payment for that year. The Company is not recognizing a charge for the portions of the contribution payments that are deferred until the time those deferred amounts are paid. The Company considers this method of accounting for the contribution payments to be appropriate after consideration of the likely term of the agreement, the Company's ability to terminate the agreement without paying the deferred amounts, and the fact that approximately $18.6 million of the deferred amount is never paid, even if the agreement is not terminated prior to 2018, unless significant earnings targets are exceeded.

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

     The Company's conclusion is not free from challenge and, in fact, would likely be challenged if the Company were to terminate the agreement. If it were determined that, upon termination, the Company must pay any remaining deferred contribution amounts and related per annum charges, the resulting charge to earnings could have a material impact on the Company's results of operations and financial position. At September 30, 2000, contribution payments and related per annum charges of approximately $38.0 million had been deferred under the agreement. This amount is considered a contingent obligation and has not been reflected in the financial statements as of and for the year then ended.

     Monsanto has disclosed that it is accruing the $20 million fixed contribution fee per year beginning in the fourth quarter of Monsanto's fiscal year 1998, plus interest on the deferred portion.

     The agreement has a term of seven years for all countries within the European Union (at the option of both parties, the agreement can be renewed for up to 20 years for the European Union countries). For countries outside of the European Union, the agreement continues indefinitely unless terminated by either party. The agreement provides Monsanto with the right to terminate the agreement for an event of default (as defined in the agreement) by the Company or a change in control of Monsanto or the sale of the Roundup(R) business. The agreement provides the Company with the right to terminate the agreement in certain circumstances including an event of default by Monsanto or the sale of the Roundup(R) business.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In fiscal 1999, the Company recognized commission income under the agreement during interim periods based on the estimated percentage of EBIT that would be payable to the Company as commission for the year applied to the actual EBIT for the Roundup(R) business for the interim period. Commission income recorded for that full year is calculated by applying the threshold commission structure for that year to the actual EBIT of the Roundup(R) business for the year. Beginning with the first quarter of fiscal 2000, the Company has adopted SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". Accordingly, the Company will not recognize commission income until the actual EBIT for the Roundup(R) business reaches the first commission threshold for the year. The annual contribution payment, if any, is recognized ratably throughout the year.

NOTE 4. RESTRUCTURING AND OTHER CHARGES

1999 CHARGES

     During fiscal 1999, the Company recorded $1.4 million of restructuring charges associated with management's decision to reorganize the North American Professional Business Group to strengthen distribution and technical sales support, integrate brand management across market segments and reduce annual operating expenses. These charges represent costs to sever approximately 60 in-house sales associates who were terminated in fiscal 1999. Approximately $1.1 million of severance payments were made to these former associates during fiscal 1999. Of the remaining $0.3 million, $0.2 million was paid in fiscal 2000, and the remainder is expected to be paid in fiscal 2001.

1998 CHARGES

     During fiscal 1998, the Company recorded $20.4 million of restructuring and other charges, $15.4 million of which is identified separately within operating expenses, $2.9 million of which is included in cost of sales and $2.1 million of which is included in selling, general and administrative expenses. These charges were primarily associated with three restructuring activities: (1) the consolidation of the Company's two U.K. operations into one lower-cost business;
(2) the closure of nine composting operations in the United States that collect yard and compost waste for certain municipalities; and (3) the sale or closure of certain other U.S. plants and businesses. Most of these restructuring efforts were completed during fiscal 1999, except as noted otherwise below.

CONSOLIDATION OF U.K. OPERATIONS

     In connection with management's decision in the second quarter of fiscal 1998 to consolidate the Company's two U.K. operations (Miracle Garden Care and Levington, into The Scotts Company (UK) Ltd.), the Company recorded charges of $6.0 million which consisted of:

     1. $0.9 million to write off the remaining carrying value of certain property and equipment. In connection with the integration of the U.K. businesses, management elected to move certain production lines from a Miracle Garden Care facility in Howden to the newly-acquired Levington facility in Bramford (see Note 5). As a result, certain production equipment at the Howden facility will no longer be utilized. In addition, certain computer hardware and software equipment previously used by the Miracle Garden Care business will no longer be utilized as a result of electing to use acquired information systems of the Levington business. The Company ceased

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        utilization of the production and computer equipment in the fourth quarter of fiscal 1998. The assets written off had nominal value and were scrapped or abandoned.

     2. $1.3 million to relaunch products under a single, integrating branding strategy and $0.8 million to write off packaging materials rendered obsolete as a result of new packaging design. The charges associated with the relaunch were expensed as incurred in fiscal 1998. Cash outflow associated with the relaunch was complete in early fiscal 1999.

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

     4. $0.6 million to write off inventory rendered obsolete by integration activities. The Company determined that certain SKUs of the combined product lines would not be sold under the Company's branding, marketing and selling strategies. The carrying value of the obsolete inventory was subsequently written off and the inventory was disposed of in late fiscal 1998 and early fiscal 1999.

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

CLOSURE OF COMPOST SITES

     In connection with management's decision in the fourth quarter of fiscal 1998 to close nine composting sites, the Company recorded charges of $9.3 million which consisted of:

     1. $4.5 million for costs to be incurred under contractual commitments for which no future revenues will be realized. These costs are associated with the final processing of remaining compost materials, as required, through the end of the operating contract with the applicable municipality but after the time when revenue-producing activities cease. Six of the composting sites have operating contracts that ended in fiscal 1999 for which $2.9 million was accrued; the operating contracts for the three remaining sites expired in fiscal 2000 for which $1.6 million was accrued.

     2. $3.2 million to write down to estimated fair value certain machinery and equipment at the compost facilities scheduled for closure. In accordance with SFAS No. 121, the Company concluded that the carrying amount of these assets would not be recovered through future anticipated cash flows. Given the impairment, a charge was recorded equal to the difference between the estimated carrying value of the asset at the end of the revenue producing period and the estimate of the fair value of the asset. In most cases, the fair value of the asset was determined to be zero as these assets were scheduled to be abandoned or scrapped. Depreciation will continue to be recognized during revenue-producing periods.

     3. $1.1 million to write off inventory which must be disposed of as a result of closing the various composting sites. Such inventory must be removed from the applicable sites and has only nominal value.

     4. $0.5 million for remaining lease obligations after revenue-producing activities cease on certain machinery and equipment at the sites.

     The composting facilities being closed as part of these restructuring initiatives recorded losses included in the Company's consolidated results of operations of approximately $1.0 and $3.0 for the fiscal years ended September 30, 1999 and 1998, respectively.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SALE AND CLOSURE OF CERTAIN U.S. PLANTS AND BUSINESSES:

     The charge for sale or closure of certain other U.S. plants or businesses was $5.1 million and consisted of:

     1. $4.5 million to write down to net realizable value the assets associated with the Company's AgrEvo pesticides business. The Company elected to divest these assets in order to avoid potential trade conflicts associated with the Company's purchase of the Ortho business and the signing of the Roundup(R) marketing agreement. The charge was calculated as the difference between the Company's estimate of the proceeds to be received upon sale of the business, less the carrying value of the assets as of September 30, 1998. The business was subsequently sold in February 1999 and no material differences were experienced between actual selling proceeds and those used to determine the fiscal 1998 charge. The AgrEvo business incurred an operating loss of $0.8 million in fiscal 1998 and $0.5 million in fiscal 1999. The Company does not expect any future benefits to be gained from the sale of the AgrEvo business other than foregoing the operating losses incurred by this business during the Company's time of ownership.

     2. $0.6 million to write off and close a single growing media production facility in New York that was deemed to be redundant after the purchase of the EarthGro, Inc. ("EarthGro") business in February 1998 (see Note
        5). The closure of this facility was completed in September 1998. The charge taken was equivalent to the carrying value of the assets which were abandoned or scrapped.

     The following is a rollforward of the Company's 1998 restructuring charges:

                                                        Fiscal 1998 Activity             Fiscal 1999 Activity
                            Type                     ---------------------------   --------------------------------
                          Balance   Classification   Charge   Payments   Balance   Payments   Adjustments   Balance
-------------------------------------------------------------------------------------------------------------------
Consolidation of U.K.
  operations:
  Property and equipment
    demolition              Cash    Restructuring     $0.2     $  --      $0.2      $(0.2)       $  --         --
  Product relaunch costs    Cash        SG&A           1.3      (0.4)      0.9       (0.9)          --         --
  Severance costs           Cash    Restructuring      1.4      (0.3)      1.1       (0.8)        (0.3)        --
  Other integration
    costs                   Cash        SG&A           0.8      (0.4)      0.4       (0.4)          --         --
                                                      ----
                                                       3.7
  Property and equipment
    write-offs            Non-cash  Restructuring      0.9
  Obsolete packaging
    write-offs            Non-cash  Cost of sales      0.8
  Other inventory write-
    offs                  Non-cash  Cost of sales      0.6
                                                      ----
                                                       2.3
Closure of compost
  sites:
  Costs under
    contractual
    commitments             Cash    Restructuring      4.5        --       4.5       (4.1)          --        0.4
  Lease obligations         Cash    Restructuring      0.5        --       0.5         --           --        0.5
                                                      ----
                                                       5.0
  Property and equipment
    write-offs            Non-cash  Restructuring      3.2
  Inventory write-offs    Non-cash  Cost of sales      1.1
                                                      ----
                                                       4.3
Other businesses/plants:
  Sale of AgrEvo
    business              Non-cash  Restructuring      4.5
  Property and equipment
    write-offs            Non-cash  Restructuring      0.2
  Inventory write-offs    Non-cash  Cost of sales      0.4
                                                      ----
                                                      $5.1

     During fiscal 1999, the restructuring reserve established to integrate the U.K. businesses was reduced by $0.3 for overestimates of severance costs. During fiscal 2000, the amounts reserved at September 30, 1999 associated with the closure of compost sites were paid.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. ACQUISITIONS AND DIVESTITURES

     In January 1999, the Company acquired the assets of Monsanto's consumer lawn and garden businesses, exclusive of the Roundup(R) business ("Ortho"), for approximately $300 million, subject to adjustment based on working capital as of the closing date and as defined in the purchase agreement. Based on the estimate of working capital received from Monsanto, the Company made an additional payment of $39.9 million at the closing date. A revised assessment of working capital provided by Monsanto indicated that an additional payment of approximately $27.0 million (for a total purchase price of $366.0 million) would also have been required; however, the Company disputed a significant portion of those working capital amounts. In the third quarter of fiscal 2000, the Company and Monsanto resolved the disputed working capital amounts which resulted in a purchase price of approximately $355.5 million (requiring an additional payment of $15.6 million).

     In October 1998, the Company acquired Rhone-Poulenc Jardin, continental Europe's largest consumer lawn and garden products company. Management's initial estimate of the purchase price for Rhone-Poulenc Jardin was $192.8 million; however, subsequent adjustments for reductions in acquired working capital have resulted in a final purchase price of approximately $147.5 million.

     In connection with the Rhone-Poulenc Jardin acquisition, the Company entered into a Research and Development Access Rights Agreement with Rhone-Poulenc. The agreement provides the Company with the royalty-free right to market products with current and future active ingredients developed by Rhone-Poulenc and the right to obtain research and development services from Rhone-Poulenc at a cost stipulated in the agreement. In exchange for the rights provided under the agreement, the Company will make four annual payments of 39 million French Francs each beginning on October 1, 1999. The present value of the payments (approximately $23.2 million) is being amortized over the 15-year life of the agreement.

     In February 1998, the Company acquired all the shares of EarthGro, a regional growing media company located in Glastonbury, Connecticut, for approximately $47.0 million, including deal costs and refinancing of certain assumed debt.

     In December 1997, the Company acquired all the shares of Levington Group Limited ("Levington"), a leading producer of consumer and professional lawn fertilizer and growing media in the United Kingdom, for approximately $94.0 million, including deal costs and refinancing of certain assumed debt.

     During fiscal 2000, 1999 and 1998, the Company also invested in or acquired other entities consistent with its long-term strategic plan. These investments include ASEF Holdings BV, Scotts Lawn Service, Sanford Scientific, Inc. and certain intangible assets acquired in Ireland.

     Each of the above acquisitions was made in exchange for cash or notes due to seller and was accounted for under the purchase method of accounting. Accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Intangible assets associated with the purchase of Rhone-Poulenc Jardin, EarthGro and Levington were $137.3 million, $23.3 million and $62.8 million, respectively. The allocation of the final purchase price of the Ortho business to the net assets was completed during the fourth quarter of fiscal 2000. Intangible assets associated with the purchase were $232.1 million. Intangible assets associated with the other acquisitions described above are approximately $37.0 million on a combined basis.

     The following unaudited pro forma results of operations give effect to the Ortho, Rhone-Poulenc Jardin, EarthGro and Levington acquisitions and the Roundup(R) marketing agreement as if they had occurred on October 1, 1997.

                                                                1999        1998
----------------------------------------------------------------------------------
                                                                 (in millions)
Net sales                                                     $1,681.3    $1,513.8
Income before extraordinary loss                                  60.7        46.4
Net income                                                        54.8        45.7
Basic earnings per share:
  Before extraordinary loss                                   $   2.79    $   1.96
  After extraordinary loss                                        2.47        1.92
Diluted earnings per share:
  Before extraordinary loss                                   $   1.99    $   1.53
  After extraordinary loss                                        1.80        1.51

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The pro forma information provided does not purport to be indicative of actual results of operations if the Ortho, Rhone-Poulenc Jardin, EarthGro and Levington acquisitions and the Roundup(R) marketing agreement had occurred as of October 1, 1997 and is not intended to be indicative of future results or trends.

     In May 2000, the Company sold its ProTurf(R) business to two buyers. The terms of the agreement included the sale of certain inventory for approximately $16.3 million and an arrangement for the use and eventual purchase of related tradenames by the buyers. A gain of approximately $4.6 million for the sale of this business is reflected in the Company's fiscal 2000 results of operations.

NOTE 6. RETIREMENT PLANS

     In September 1997, in conjunction with the decision to offer a new defined contribution retirement savings plan to domestic Company associates, management decided to suspend benefits under its Scotts and Sierra defined benefit pension plans. These pension plans covered substantially all full-time U.S. associates who had completed one year of eligible service and reached the age of 21. The benefits under these plans are based on years of service and the associates' average final compensation for the Scotts plan employees and for Sierra salaried employees and on stated amounts for Sierra hourly employees. The Company's funding policy, consistent with statutory requirements and tax considerations, is based on actuarial computations using the Projected Unit Credit method.

     The following table sets forth the changes in the projected benefit obligations for the curtailed pension plans for fiscal 2000 and 1999:

                                                              2000     1999
----------------------------------------------------------------------------
                                                              (in millions)
Beginning balance                                             $59.0    $56.9
Interest cost                                                   4.1      4.2
Actuarial losses                                                0.0      1.2
Benefits paid                                                  (3.6)    (3.3)
                                                              -----    -----
Ending balance                                                $59.5    $59.0
                                                              =====    =====

     The following table sets forth the changes in the fair value of the net assets of the curtailed pension plans for fiscal 2000 and 1999:

                                                              2000     1999
----------------------------------------------------------------------------
                                                              (in millions)
Beginning balance                                             $56.8    $58.0
Actual return on plan assets                                    3.0      2.1
Benefits paid                                                  (3.6)    (3.3)
                                                              -----    -----
Ending Balance                                                $56.2    $56.8
                                                              =====    =====

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table sets forth the plans' funded status and the related amounts recognized in the Consolidated Balance Sheets:

                                                               September 30,
                                                              ----------------
                                                               2000      1999
------------------------------------------------------------------------------
                                                               (in millions)
Actuarial present value of projected benefit obligations:
Vested benefits                                               $(58.5)   $(58.6)
Nonvested benefits                                              (1.0)     (0.4)
                                                              ------    ------
                                                               (59.5)    (59.0)
Plan assets at fair value, primarily corporate bonds, U.S.
  Government bonds and cash equivalents                         56.2      56.8
                                                              ------    ------
Plan assets less than projected benefit obligations             (3.3)     (2.2)
Unrecognized losses                                              8.3       6.9
                                                              ------    ------
Prepaid pension costs                                            5.0       4.7
                                                              ------    ------
Accrued benefit liability                                     $ (3.3)   $ (2.2)
Accumulated other comprehensive income                           8.3       6.9
                                                              ------    ------
Prepaid pension costs                                         $  5.0    $  4.7
                                                              ======    ======

     Pension cost includes the following components:

                                                                 Fiscal Year Ended
                                                                   September 30,
                                                              -----------------------
                                                              2000     1999     1998
-------------------------------------------------------------------------------------
                                                                   (in millions)
Interest cost                                                 $ 4.1    $ 4.2    $ 3.6
Expected return on plan assets                                 (4.4)    (4.5)    (3.7)
Net amortization and deferral                                   0.0      0.4      0.0
                                                              -----    -----    -----
Net pension cost                                              $(0.3)   $ 0.1    $(0.1)
                                                              =====    =====    =====

     The weighted-average settlement rate used in determining the actuarial present value of the projected benefit obligation was 7.75% as of September 30, 2000 and 1999. The expected long-term rate of return on plan assets was 8.0% for fiscal 2000 and 1999.

     The Company also sponsors the following pension plans associated with the international businesses it has acquired: Scotts Europe BV, ASEF Europe BV (Netherlands), The Scotts Company (UK) Ltd., Miracle Garden Care, Scotts France SAS, Scotts Celaflor GmbH (Germany) and Scotts Celaflor HG (Austria). These plans generally cover all associates of the respective businesses and retirement benefits are generally based on years of service and compensation levels. The pension plans for Scotts Europe BV, ASEF Europe BV (Netherlands), The Scotts Company (UK) Ltd. and Miracle Garden Care are funded plans. The remaining international pension plans are not funded by separately held plan assets.

     The following table sets forth the changes in the projected benefit obligations for the international plans on a combined basis for fiscal 2000 and 1999:

                                                              2000     1999
----------------------------------------------------------------------------
                                                              (in millions)
Beginning balance                                             $73.2    $52.0
Service cost                                                    2.9      2.8
Interest cost                                                   3.7      3.6
Participant contributions                                       0.8      0.5
Actuarial (gains) losses                                       (0.4)     7.6
Benefits paid                                                  (1.6)    (3.0)
Foreign currency translation                                   (6.5)    (1.9)
Impact of acquisition                                                   11.6
                                                              -----    -----
Ending balance                                                $72.1    $73.2
                                                              =====    =====

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table sets forth the changes in the fair value of the net assets of the international plans on a combined basis for fiscal 2000 and 1999:

                                                              2000     1999
----------------------------------------------------------------------------
                                                              (in millions)
Beginning balance                                             $59.9    $50.9
Return on plan assets                                           7.6     10.3
Employer contributions                                          1.2      2.7
Participant contributions                                       0.9      0.6
Benefits paid                                                  (0.6)    (2.8)
Foreign currency translation                                   (4.7)    (1.8)
                                                              -----    -----
Ending balance                                                $64.3    $59.9
                                                              =====    =====

     The following table sets forth the funded status and net amount recognized in the Consolidated Balance Sheets for the Company's international plans on a combined basis at September 30, 2000 and 1999:

                                                               September 30,
                                                              ----------------
                                                               2000      1999
------------------------------------------------------------------------------
                                                               (in millions)
Projected benefit obligations                                 $(72.1)   $(73.2)
Plan assets at fair value                                       64.3      59.9
                                                              ------    ------
Projected benefit obligations in excess of plan assets          (7.8)    (13.3)
Unrecognized items                                               0.7      (0.5)
                                                              ------    ------
Accrued benefit costs                                         $ (7.1)   $(13.8)
                                                              ======    ======

                                                              September 30,
                                                              --------------
                                                              2000     1999
----------------------------------------------------------------------------
                                                              (in millions)
Plans with benefit obligations in excess of plan assets:
  Aggregate projected benefit obligations                     $17.2    $33.7
  Aggregate fair value of plan assets                           4.7     20.0
Plans with plan assets in excess of benefit obligations:
  Aggregate projected benefit obligations                     $54.9    $39.5
  Aggregate fair value of plan assets                          59.6     39.9

     Pension costs for the international plans on a combined basis consisted of the following components for fiscal 2000 and 1999:

                                                              Fiscal Year Ended
                                                                September 30,
                                                              -----------------
                                                              2000        1999
-------------------------------------------------------------------------------
                                                                (in millions)
Service cost                                                  $3.5        $ 3.2
Interest cost                                                  4.0          3.6
Expected return on plan assets                                (5.5)        (3.7)
Net amortization                                               0.6          0.3
                                                              -----       -----
Net pension cost                                              $2.6        $ 3.4
                                                              =====       =====

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The range of actuarial assumptions used for the various international plans for the years presented were:

Settlement rates                                                          5.4% - 6.5%
Compensation increases                                                    1.5% - 4.0%
Rates of return on plan assets                                            4.0% - 8.0%

     At September 30, 1997, the Company also curtailed its non-qualified supplemental pension plan which provides for incremental pension payments from the Company so that total pension payments equal amounts that would have been payable from the Company's pension plans if it were not for limitations imposed by income tax regulations.

     The following table sets forth the changes in the projected benefit obligations for the non-qualified plan for fiscal 2000 and 1999:

                                                                      2000               1999
----------------------------------------------------------------------------------------------
                                                                           (in millions)
Beginning balance                                                     $ 1.9              $ 1.8
Interest cost                                                           0.1                0.1
Actuarial losses                                                       (0.1)               0.1
Benefits paid                                                           0.0               (0.1)
                                                                      -----              -----
Ending balance                                                        $ 1.9              $ 1.9
                                                                      =====              =====

     The following table sets forth the funded status of the non-qualified plan at September 30, 2000 and 1999:

                                                                      2000               1999
----------------------------------------------------------------------------------------------
                                                                           (in millions)
Actuarial present value of benefit obligations:
  Vested benefits                                                     $(1.8)             $(1.8)
  Nonvested benefits                                                   (0.1)              (0.1)
                                                                      -----              -----
Projected benefit obligations                                          (1.9)              (1.9)
Plan assets at fair value                                               0.0                0.0
                                                                      -----              -----
Plan assets less than projected benefit obligations                    (1.9)              (1.9)
Unrecognized losses                                                     0.3                0.4
                                                                      -----              -----
Net pension liability                                                 $(1.6)             $(1.5)
                                                                      =====              =====
Accrued benefit liability                                              (1.9)              (1.9)
Accumulated other comprehensive income                                  0.3                0.4
                                                                      -----              -----
Net pension liability                                                 $(1.6)             $(1.5)
                                                                      =====              =====

     Pension expense for the plan was $0.1 million, $0.2 million and $0.1 million in fiscal 2000, 1999 and 1998, respectively, consisting primarily of interest costs on the projected benefit obligations.

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

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Prior to October 1, 1993, the Company effected several changes in plan provisions, primarily related to current and ultimate levels of retiree and dependent contributions. Retirees as of October 1, 1993 are entitled to benefits existing prior to these plan changes. These plan changes resulted in a reduction in unrecognized prior service cost, which is being amortized over future years.

     The following table sets forth the changes in the accumulated postretirement benefit obligation for the retiree medical plan for fiscal 2000 and 1999:

                                                                     2000               1999
---------------------------------------------------------------------------------------------
                                                                          (in millions)
Beginning balance                                                    $15.8              $15.2
Service cost                                                           0.4                0.4
Interest cost                                                          1.3                1.1
Contribution by participants                                           0.3                0.2
Actuarial loss                                                         1.4                0.1
Sale of ProTurf(R) Business                                           (0.2)               0.0
Benefits paid                                                         (1.0)              (1.2)
                                                                     -----              -----
Ending balance                                                       $18.0              $15.8
                                                                     =====              =====

     The following table sets forth the changes in the fair value of the assets of the retiree medical plan for fiscal 2000 and 1999:

                                                                      2000               1999
----------------------------------------------------------------------------------------------
                                                                           (in millions)
Beginning balance                                                     $ 0.0              $ 0.0
Company contributions                                                   0.7                0.9
Contributions by participants                                           0.3                0.3
Benefits paid                                                          (1.0)              (1.2)
                                                                      -----              -----
                                                                      $ 0.0              $ 0.0
                                                                      =====              =====

     The following table sets forth the retiree medical plan status reconciled to the amounts included in the Consolidated Balance Sheets, as of September 30, 2000 and 1999.

                                                                     2000               1999
---------------------------------------------------------------------------------------------
                                                                          (in millions)
Accumulated postretirement benefit obligation:
  Retirees                                                           $ 7.3              $ 8.9
  Fully eligible active plan participants                              0.4                0.5
  Other active plan participants                                      10.3                6.4
                                                                     -----              -----
Total accumulated postretirement benefit obligation                   18.0               15.8
Unrecognized prior service costs                                       3.0                5.0
Unrecognized net gains                                                 4.0                5.6
                                                                     -----              -----
Accrued postretirement liability                                     $25.0              $26.4
                                                                     =====              =====

     Net periodic postretirement benefit cost includes the following components:

                                                             Fiscal Year Ended September 30,
                                                       -------------------------------------------
                                                       2000               1999               1998
--------------------------------------------------------------------------------------------------
                                                                      (in millions)
Service cost                                           $ 0.4              $ 0.4              $ 0.4
Interest cost                                            1.3                1.1                1.0
Net amortization                                        (1.1)              (1.0)              (1.3)
                                                       -----              -----              -----
Net periodic postretirement benefit cost               $ 0.6              $ 0.5              $ 0.1
                                                       =====              =====              =====

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The discount rates used in determining the accumulated postretirement benefit obligation were 7.75% and 7.5% in fiscal 2000 and 1999, respectively. For measurement purposes, annual rates of increase in per capita cost of covered retiree medical benefits assumed for fiscal 2000 and 1999 were 8.50% and 7.75%, respectively. The rate was assumed to decrease gradually to 5.5% through the year 2006 and remain at that level thereafter. A 1% increase in the health care cost trend rate assumptions would increase the accumulated postretirement benefit obligation (APBO) as of September 30, 2000 and 1999 by $0.7 million and $0.5 million, respectively. A 1% increase or decrease in the same rate would not have a material effect on service or interest costs.

     Effective January 1, 1998, the Scotts, Hyponex and Sierra defined contribution profit sharing and 401(k) plans were merged and the surviving plan was expanded and amended to serve as the sole, active retirement savings plan for substantially all U.S. employees. Full-time employees may participate in the plan on the first day of the month after being hired. Temporary employees may participate after working at least 1,000 hours in their first twelve months of employment and after reaching the age of 21. The plan allows participants to contribute up to 15% of their compensation in the form of pre-tax or post-tax contributions. The Company provides a matching contribution equivalent to 100% of participants' initial 3% contribution and 50% of the participants' remaining contribution up to 5%. Participants are immediately vested in employee contributions, the Company's matching contributions and the investment return on those monies. The Company also provides a 2% automatic base contribution to employees' accounts regardless of whether employees are active in the plan. Participants become vested in the Company's 2% base contribution after three years of service. The Company recorded charges of $7.4 million and $8.4 million under the new plan in fiscal 2000 and 1999, respectively. Under the terminated profit sharing and 401(k) plans, the Company recorded charges of $2.3 million in fiscal 1997.

     The Company is self-insured for certain health benefits up to $0.2 million per occurrence per individual. The cost of such benefits is recognized as expense in the period the claim is incurred. This cost was $7.7 million, $11.0 million and $8.6 million in fiscal 2000, 1999, and 1998, respectively. The Company is self-insured for State of Ohio workers compensation up to $0.5 million per claim. Claims in excess of stated limits of liability and claims for workers compensation outside of the State of Ohio are insured with commercial carriers.

NOTE 8. DEBT

                                                                         September 30,
                                                                   --------------------------
                                                                    2000                1999
---------------------------------------------------------------------------------------------
                                                                         (in millions)
Revolving loans under credit facility                              $ 37.3              $ 64.2
Term loans under credit facility                                    452.2               509.0
Senior subordinated notes                                           319.2               318.0
Notes due to sellers                                                 36.4                37.0
Notes due to the State of Ohio                                        7.9                 0.0
Foreign bank borrowings and term loans                                7.1                17.6
Capital lease obligations and other                                   2.7                 4.2
                                                                   ------              ------
                                                                    862.8               950.0
Less current portions                                                49.4                56.4
                                                                   ------              ------
                                                                   $813.4              $893.6
                                                                   ======              ======

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Maturities of short- and long-term debt, including capital leases for the next five fiscal years and thereafter are as follows:

                                                                  Capital              Other
                                                                  Leases                Debt
---------------------------------------------------------------------------------------------
                                                                         (in millions)
2001                                                               $1.7                $ 47.7
2002                                                                0.5                  53.0
2003                                                                0.4                  51.1
2004                                                                0.1                  43.7
2005                                                                0.0                  91.7
Thereafter                                                          0.0                 572.9
                                                                   ----                ------
                                                                   $2.7                $860.1
Less: amounts representing interest                                 0.0                  (4.0)
                                                                   ----                ------
                                                                   $2.7                $856.1
                                                                   ====                ======

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

     The term loan facilities consist of three tranches. The Tranche A Term Loan Facility consists of three sub-tranches of French Francs, German Deutsche Marks and British Pounds Sterling in an aggregate principal amount of $265 million which are to be repaid quarterly over a 6 1/2 year period. The Tranche B Term Loan Facility is a 7 1/2 year term loan facility in an aggregate principal amount of $140 million, which is to be repaid in nominal quarterly installments for the first 6 1/2 years and in substantial quarterly installments in the final year. The Tranche C Term Loan Facility is a 8 1/2 year term loan facility in an aggregate principal amount of $120 million, which is to be repaid in nominal quarterly installments for the first 7 1/2 years and in substantial quarterly installments in the final year.

     The revolving credit facility provides for borrowings up to $500 million, which are available on a revolving basis over a term of 6 1/2 years. A portion of the revolving credit facility not to exceed $100 million is available for the issuance of letters of credit. A portion of the facility not to exceed $225 million is available for borrowings in optional currencies, including German Deutsche Marks, British Pounds Sterling, French Francs, Belgian Francs, Italian Lira and other specified currencies, provided that the outstanding revolving loans in optional currencies other than British Pounds Sterling does not exceed $120 million. The outstanding principal amount of all revolving credit loans may not exceed $150 million for at least 30 consecutive days during any calendar year.

     Interest rates and commitment fees pursuant to the new credit facility vary according to the Company's leverage ratios and also within tranches. The weighted-average interest rate on the Company's variable rate borrowings at September 30, 2000 was 8.78%. In addition, the new credit facility required that the Company enter into hedge agreements to the extent necessary to provide that at least 50% of the aggregate principal amount of the 8 5/8% Senior Subordinated Notes due 2009 and term loan facilities was subject to a fixed interest rate. Financial covenants include minimum net worth, interest coverage and net leverage ratios. Other covenants include limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sale of assets, leases, dividends, capital expenditures, and investments, among others. The Company and all of its domestic subsidiaries pledged substantially all of their personal, real and intellectual property assets as collateral on the borrowings under the credit facility. The Company and its subsidiaries also pledged the stock in foreign subsidiaries that borrow under the credit facility.

     Approximately $13.6 million of financing costs associated with the new credit facility have been deferred as of September 30, 2000 and are being amortized over a period of approximately 7 years, beginning in fiscal year 1999.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On December 5, 2000, the Company amended its current credit facility to refinance the Tranche B and C Term Loan Facilities and to increase the revolving credit facility to $575 million. See further description of the amendment to the credit facility in Note 18.

     In January 1999, the Company completed an offering of $330 million of 8 5/8% Senior Subordinated Notes due 2009. The net proceeds from the offering, together with borrowings under the Company's credit facility, were used to fund the Ortho acquisition and to repurchase approximately 97% of Scotts $100.0 million outstanding 9 7/8% Senior Subordinated Notes due August 2004. The Company recorded an extraordinary loss before tax on the extinguishment of the 9 7/8% Notes of approximately $9.3 million, including a call premium of $7.2 million and the write-off of unamortized issuance costs and discounts of $2.1 million. Approximately $11.4 million of issuance costs associated with the 8 5/8% Notes have been deferred as of September 30, 1999 and are being amortized over the term of the Notes.

     In August 1999, the Company repurchased the remaining $2.9 million of the 9 7/8% Notes, resulting in an extraordinary loss, net of tax, of $0.1 million.

     The Company entered into two interest rate locks in fiscal 1998 to hedge its anticipated interest rate exposure on the 8 5/8% Notes offering. The total amount paid under the interest rate locks of $12.9 million has been recorded as a reduction of the 8 5/8% Notes' carrying value and is being amortized over the life of the 8 5/8% Notes as interest expense.

     In conjunction with the acquisitions of Rhone-Poulenc Jardin and Sanford Scientific, notes were issued for certain portions of the total purchase price that are to be paid in annual installments over a four-year period. The present value of remaining note payments is $24.0 million and $4.1 million, respectively. The Company is imputing interest on the non-interest bearing notes using an interest rate prevalent for similar instruments at the time of acquisition (approximately 9% and 8%, respectively).

     In conjunction with the other acquisitions discussed in Note 5, notes were issued for certain portions of the total purchase price that are to be paid in annual installments over periods ranging from four to five years. The present value of remaining note payments is $8.3 million. The Company is imputing interest on the non-interest bearing notes using an interest rate prevalent for similar instruments at the time of the acquisitions (approximating 8%).

     The foreign term loans of $6.0 million issued on December 12, 1997, have an 8-year term and bear interest at 1% below LIBOR. The present value of these loans at September 30, 2000 was $3.2 million. The loans are denominated in British Pounds Sterling and can be redeemed, on demand, by the note holder. The foreign bank borrowings of $3.9 million at September 30, 2000 represent lines of credit for foreign operations and are denominated in French Francs.

     In February 1998, the Company had entered into a credit facility to replace its then existing credit facility, which resulted in an extraordinary loss of $0.7 million, net of tax, for the write off of unamortized deferred financing costs.

NOTE 9. SHAREHOLDERS' EQUITY

                                                                 2000           1999
----------------------------------------------------------------------------------------
                                                                    (in millions)
STOCK
Class A Convertible Preferred Stock, no par value:
  Authorized                                                   0.2 shares     0.2 shares
  Issued                                                       0.0 shares     0.2 shares
Common shares, no par value
  Authorized                                                 100.0 shares    50.0 shares
  Issued                                                      31.3 shares    21.3 shares

     Class A Convertible Preferred Stock ("Preferred Shares") with a face amount of $195.0 million was issued in conjunction with the 1995 Miracle-Gro merger transactions. These Preferred Shares had a 5% dividend yield and were convertible upon shareholder demand into common shares at any time and at

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scotts' option after May 2000 at $19.00 per common share. The conversion feature associated with the Preferred Shares issued in connection with the Miracle-Gro merger transactions was negotiated as an integral part of the overall transaction. The conversion price exceeded the fair market value of the Company's common shares on the date the two companies reached agreement and, therefore, the Preferred Shares did not provide for a beneficial conversion feature. Additionally, warrants to purchase 3.0 million common shares of Scotts were issued as part of the purchase price. The warrants are exercisable upon shareholder demand for 1.0 million common shares at $21.00 per share, 1.0 million common shares at $25.00 per share and 1.0 million common shares at $29.00 per share. The exercise term for the warrants expires September 2003. The fair value of the warrants at issuance has been included in capital in excess of par value in the Company's Consolidated Balance Sheets.

     In October 1999, all of the then outstanding Preferred Shares were converted into 10.0 million common shares. In exchange for the early conversion, Scotts paid the holders of the Preferred Shares $6.4 million. The amount represents the dividends on the Preferred Shares that otherwise would have been payable through May 2000, the month during which the Preferred Shares could first be redeemed by Scotts. In addition, Scotts agreed to accelerate the termination of many of the standstill provisions in the Miracle-Gro merger agreement that would otherwise have terminated in May 2000. These standstill provisions include the provisions related to the Board of Directors and voting restrictions, as well as restrictions on transfer. Therefore, the former shareholders of Stern's Miracle-Gro Products, Inc., including Hagedorn Partnership, L.P., may vote their common shares freely in the election of directors and generally on all matters brought before Scotts' shareholders. Following the conversion and the termination of the standstill provisions described above, the former shareholders of Miracle-Gro own approximately 42% of Scotts' outstanding common shares and have the ability to significantly control the election of directors and approval of other actions requiring the approval of Scotts' shareholders.

     The limitations on the ability of the former shareholders of Miracle-Gro to acquire additional voting securities of the Company contained in the merger agreement terminated as of October 1, 1999, except for the restriction under which the former shareholders of Miracle-Gro may not acquire, directly or indirectly, beneficial ownership of Voting Stock (as that term is defined in the Miracle-Gro merger agreement) representing more than 49% of the total voting power of the outstanding Voting Stock, except pursuant to a tender offer for 100% of that total voting power, which tender offer is made at a price per share which is not less than the market price per share on the last trading day before the announcement of the tender offer and is conditioned upon the receipt of at least 50% of the Voting Stock beneficially owned by shareholders of the Company other than the former shareholders of Miracle-Gro and their affiliates and associates. In fiscal 1999, certain of the Preferred Shares were converted into
0.2 million common shares at the holders' option.

     Under The Scotts Company 1992 Long Term Incentive Plan (the "1992 Plan"), stock options, stock appreciation rights and performance share awards were granted to officers and other key employees of the Company. The 1992 Plan also provided for the grant of stock options to non-employee directors of the Company. The maximum number of common shares that may be issued upon the exercise of options granted under the Plan is 1.7 million, plus the number of common shares surrendered to exercise options (other than director options) granted under the 1992 Plan, up to a maximum of 1.0 million surrendered common shares. Vesting periods under the 1992 Plan vary and are determined by the Compensation and Organization Committee of the Company's Board of Directors.

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

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Aggregate stock option activity consists of the following:

                                              Fiscal Year Ended September 30,
                           ---------------------------------------------------------------------
                                   2000                    1999                    1998
                           ---------------------   ---------------------   ---------------------
                           Number of   WTD. Avg.   Number of   WTD. Avg.   Number of   WTD. Avg.
                            Shares       Price      Shares       Price      Shares       Price
------------------------------------------------------------------------------------------------
                                                       (in millions)
Beginning balance             4.9       $26.33        3.8       $20.70        2.6       $18.35
Options granted               0.3        37.39        1.4        35.70        1.4        29.43
Options exercised            (0.1)       19.46       (0.2)       16.51       (0.1)       16.60
Options canceled             (0.2)       36.87       (0.1)       30.94       (0.1)       29.63
                             ----                    ----                    ----
Ending balance                4.9        26.67        4.9        26.33        3.8        20.70
                             ----                    ----                    ----
Exercisable at September
  30                          2.7       $21.45        1.9       $19.77        1.8       $18.17

     The following summarizes certain information pertaining to stock options outstanding and exercisable at September 30, 2000:

                                                 Options Outstanding         Options Exercisable
                                           -------------------------------   --------------------
                                                     WTD. Avg.   WTD. Avg.   WTD. Avg.
                Range of                   No. of    Remaining   Exercise     No. of     Exercise
             Exercise Prices               Options     Life        Price      Options     Price
-------------------------------------------------------------------------------------------------
$9.90                                        0.1       1.05       $ 9.90        0.1       $ 9.90
$15.00 - $20.00                              1.7       5.02        18.32        1.6        17.77
$20.00 - $25.00                              0.3       5.86        19.10        0.4        21.32
$25.00 - $30.00                              0.7       7.18        27.86        0.2        27.96
$30.00 - $35.00                              1.1       8.17        31.74        0.3        32.38
$35.00 - $40.00                              0.9       8.84        36.07        0.1        35.89
$40.00 - $46.38                              0.1       8.47        37.17        0.0           --
                                             ---                  ------        ---       ------
                                             4.9                  $26.42        2.7       $21.45
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

     The fair value of each option granted has been estimated on the grant date using the Black-Scholes option-pricing model based on the following assumptions for those granted in fiscal 2000, 1999 and 1998: (1) expected market-price volatility of 27.05%, 24.44% and 23.23%, respectively; (2) risk-free interest rates of 6.0%, 6.0% and 4.3%, respectively; and (3) expected life of options of 6 years. The estimated weighted-average fair value per share of options granted during fiscal 2000, 1999 and 1998 was $14.94, $13.64 and $9.28, respectively.

     Had compensation expense been recognized for fiscal 2000, 1999 and 1998 in accordance with provisions of SFAS No. 123, the Company would have recorded net income and earnings per share as follows:

                                                     2000               1999               1998
------------------------------------------------------------------------------------------------
                                                        (in millions, except per share data)
Net income used in basic earnings per
  share calculation                                  $59.4              $55.3              $31.3
Net income used in diluted earnings per
  share calculation                                  $59.4              $45.3              $21.5
Earnings per share:
  Basic                                              $2.12              $2.50              $1.15
  Diluted                                            $2.00              $1.82              $1.03

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The pro forma amounts shown above are not necessarily representative of the impact on net income in future years as additional option grants may be made each year.

     In fiscal 1998, the Company sold 0.3 million put options which gave the holder the option to sell the Company's common shares to the Company at a strike price of $35.32. The options could only be exercised on their expiration date in May 1999 and expired unused. The premium received on the sale of the put options was considered additional paid-in capital. The put options did not impact the Company's earnings per share calculation during fiscal 1999 since they would have been anti-dilutive. The impact of the put options on the fiscal 1998 earnings per share calculation was less than $0.01 per share.

NOTE 10. EARNINGS PER COMMON SHARE

     The following table presents information necessary to calculate basic and diluted earnings per common share.

                                                                      Year Ended September 30,
                                                             -------------------------------------------
                                                             2000               1999               1998
--------------------------------------------------------------------------------------------------------
                                                                (in millions, except per share data)
BASIC EARNINGS PER COMMON SHARE:
  Net income before extraordinary loss                       $73.1              $69.1              $37.0
  Net income                                                  73.1               63.2               36.3
  Class A Convertible Preferred Stock dividend                (6.4)              (9.7)              (9.8)
                                                             -----              -----              -----
  Income available to common shareholders                     66.7               53.5               26.5
Weighted-average common shares outstanding
  during the period                                           27.9               18.3               18.7
Basic earnings per common share
  Before extraordinary item                                  $2.39              $3.25              $1.46
  After extraordinary item                                   $2.39              $2.93              $1.42
DILUTED EARNINGS PER COMMON SHARE:
  Net income used in diluted earnings per
     common share calculation                                $66.7              $63.2              $36.3
  Weighted-average common shares outstanding
     during the period                                        27.9               18.3               18.7
Potential common shares:
  Assuming conversion of Class A Convertible
     Preferred Stock                                           0.0               10.2               10.3
  Assuming exercise of options                                 0.8                1.0                0.7
  Assuming exercise of warrants                                0.9                1.0                0.6
                                                             -----              -----              -----
Weighted-average number of common shares
  outstanding and dilutive potential common
  shares                                                      29.6               30.5               30.3
Diluted earnings per common share
  Before extraordinary item                                  $2.25              $2.27              $1.22
  After extraordinary item                                   $2.25              $2.08              $1.20

     Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.

     Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares (stock options, Class A Convertible Preferred Stock and warrants) outstanding during each period.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. INCOME TAXES

     The provision for income taxes, net of tax benefits associated with the 1999 and 1998 extraordinary losses of $4.1 million and $0.5 million, respectively, consists of the following:

                                                              Year Ended September 30,
                                                     -------------------------------------------
                                                     2000               1999               1998
------------------------------------------------------------------------------------------------
                                                                    (in millions)
Currently payable:
  Federal
                                                     $27.8              $34.5              $22.1
  State
                                                       3.6                4.4                3.9
  Foreign
                                                       4.3                4.4                2.7
Deferred:
  Federal
                                                       6.9                0.5               (4.0)
  State
                                                       0.6                0.0               (0.3)
                                                     -----              -----              -----
  Income tax expense                                 $43.2              $43.8              $24.4
                                                     =====              =====              =====

     The domestic and foreign components of income before taxes are as follows:

                                                             Year Ended September 30,
                                                   ---------------------------------------------
                                                    2000                1999               1998
------------------------------------------------------------------------------------------------
                                                                   (in millions)
Domestic
                                                   $107.1              $100.0              $57.1
Foreign
                                                      9.2                 6.9                3.5
                                                   ------              ------              -----
Income before taxes                                $116.3              $106.9              $60.6
                                                   ======              ======              =====

     A reconciliation of the federal corporate income tax rate and the effective tax rate on income before income taxes is summarized below:

                                                              Year Ended September 30,
                                                     -------------------------------------------
                                                     2000               1999               1998
------------------------------------------------------------------------------------------------
Statutory income tax rate                             35.0%              35.0%              35.0%
Effect of foreign operations                          (0.3)              (0.7)              (1.6)
Goodwill amortization and other effects
  resulting from purchase accounting                   2.7                3.0                4.6
State taxes, net of federal benefit                    2.4                2.6                3.8
Resolution of previous contingencies                  (2.8)                --                 --
Other                                                  0.2                1.1               (1.5)
                                                     -----              -----              -----
Effective income tax rate                             37.2%              41.0%              40.3%
                                                     =====              =====              =====

     The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets at September 30 are:

                                                     2000               1999               1998
------------------------------------------------------------------------------------------------
                                                                    (in millions)
Net current assets
                                                     $21.6              $32.3              $20.8
Net non-current assets (liability)
                                                      19.7               11.3               (1.2)
                                                     -----              -----              -----
Net assets                                           $41.3              $43.6              $19.6
                                                     =====              =====              =====

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The components of the net deferred tax asset are as follows:

                                                                         September 30,
                                                                 -----------------------------
                                                                  2000                   1999
----------------------------------------------------------------------------------------------
                                                                         (in millions)
ASSETS
  Inventories                                                    $ 11.5                 $  6.1
  Accrued liabilities                                              33.3                   35.5
  Postretirement benefits                                          14.3                    9.6
  Foreign net operating losses                                      1.9                    1.9
  Other                                                            12.9                   14.1
                                                                 ------                 ------
  Gross deferred tax assets                                        73.9                   67.2
  Valuation allowance                                              (1.1)                  (1.1)
                                                                 ------                 ------
  Net deferred tax assets                                          72.8                   66.1
LIABILITIES
  Property, plant and equipment                                   (18.2)                 (22.5)
  Other                                                           (13.3)
                                                                 ------                 ------
  Net assets                                                     $ 41.3                 $ 43.6
                                                                 ======                 ======

     Net operating loss carryforwards in foreign jurisdictions were $1.9 million at September 30, 2000 and 1999, respectively. The use of these acquired carryforwards is subject to limitations imposed by the tax laws of each applicable country.

     As a result of tax planning strategies developed and implemented in fiscal 1999, the Company realized $0.8 million of certain net operating losses during fiscal 1999. The valuation allowance of $1.1 million at September 30, 2000 and September 30, 1999 is to provide for operating losses for which the benefits are not expected to be realized. The foreign net operating losses of $1.9 million can be carried forward indefinitely.

NOTE 12. FINANCIAL INSTRUMENTS

     A description of the Company's financial instruments and the methods and assumptions used to estimate their fair values is as follows:

LONG-TERM DEBT

     At September 30, 2000 and 1999, the Company had $330 million outstanding of 8 5/8% Senior Subordinated Notes due 2009 that were issued through a private offering. The fair value of these notes was estimated based on recent trading information. Variable rate debt outstanding at September 30, 2000 and 1999 consisted of revolving borrowings and term loans under the Company's credit facility and local bank borrowings for certain of the Company's foreign operations. The carrying amounts of these borrowings are considered to approximate their fair values.

INTEREST RATE SWAP AGREEMENTS

     At September 30, 2000 and 1999, the Company had outstanding five interest rate swaps with major financial institutions that effectively convert variable-rate debt to a fixed rate. One swap has a notional amount of 20.0 million British Pounds Sterling under a five-year term expiring in April 2002 whereby the Company pays 7.6% and receives three-month LIBOR. The remaining four swaps have notional amounts between $20 million and $35 million ($105 million in total) with three, four or five year terms commencing in January 1999. Under the terms of these swaps, the Company pays rates ranging from 5.05% to 5.18% and receives three-month LIBOR.

     The Company enters into interest rate swap agreements as a means to hedge its interest rate exposure on debt instruments. In addition, the Company's credit facility requires that the Company enter into hedge agreements to the extent necessary to provide that at least 50% of the aggregate principal amount of the Senior Subordinated Notes and term loans is subject to a fixed rate. Since the interest rate swaps have been designated as hedging instruments, their fair values are not reflected in the Company's Consolidated Balance Sheets. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. The fair value of the swap agreements was determined
                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date.

INTEREST RATE LOCKS

     In fiscal 1998, the Company entered into two contracts, each with notional amounts of $100.0 million, to lock the treasury rate component of the Company's anticipated offering of debt securities in the first quarter of fiscal 1999. One of the interest rate locks expired in October 1998 and was rolled over into a new rate lock that expired in February 1999. The other rate lock expired in February 1999.

     The Company entered into the interest rate locks to hedge its interest rate exposure on the offering of the 8 5/8% Senior Subordinated Notes due 2009. Since the interest rate locks were designated as hedging instruments, their fair value was not reflected in the Company's Consolidated Balance Sheets. The net amount to be received or paid under the interest rate locks is reflected as an adjustment to the carrying amount of the 8 5/8% Notes.

     The estimated fair values of the Company's financial instruments are as follows for the fiscal years ended September 30:

                                                               2000                  1999
                                                        ------------------    ------------------
                                                        Carrying     Fair     Carrying     Fair
                                                         Amount     Value      Amount     Value
------------------------------------------------------------------------------------------------
                                                                     (in millions)
Revolving and term loans under credit facility
                                                         $489.5     $489.5     $573.2     $573.2
Senior subordinated notes
                                                          330.0      318.5      330.0      316.0
Foreign bank borrowings and term loans
                                                            7.1        7.1       17.6       17.6
Interest rate swap agreements
                                                             --        2.6         --        2.8

     Excluded from the fair value table above are the following items that are included in the Company's total debt balances at September 30, 2000 and 1999:

                                                                  2000                   1999
----------------------------------------------------------------------------------------------
Amounts paid to settle treasury locks                             (10.8)                 (12.0)
Non-interest bearing notes                                         36.4                   37.0
Capital lease obligations                                           1.8                    4.2

     The fair value of the non-interest bearing notes is not considered determinable since there is no established market for notes with similar characteristics and since they represent notes that were negotiated between the Company and the seller as part of transactions to acquire businesses.

NOTE 13. OPERATING LEASES

     The Company leases buildings, land and equipment under various noncancellable lease agreements for periods of two to six years. The lease agreements generally provide that the Company pay taxes, insurance and maintenance expenses related to the leased assets. Certain lease agreements contain purchase options. At September 30, 2000, future minimum lease payments were as follows:

                                                                (in millions)
2001                                                                $11.8
2002                                                                  8.7
2003                                                                  6.1
2004                                                                  3.4
2005                                                                  1.6
Thereafter                                                            3.8
                                                                    -----
Total minimum lease payments                                        $35.4
                                                                    =====

     The Company also leases transportation and production equipment under various one-year operating leases, which provide for the extension of the initial term on a monthly or annual basis. Total rental

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expenses for operating leases were $12.8 million, $18.5 million and $13.5 million for fiscal 2000, 1999 and 1998, respectively. The total to be received from sublease rentals in place at September 30, 2000 is $4.3 million.

NOTE 14. COMMITMENTS

     The Company has entered into the following purchase commitments:

    SUBSTRAL(R): On June 15, 2000, the Company signed an Asset Purchase Agreement to acquire the Substral(R) brand and consumer plant care business from Henkel KGaA as of December 31, 2000. Substral(R) is a leading consumer fertilizer brand in many European countries including Germany, Austria, Belgium, France and the Nordics. Under the terms of the agreement, the Company will acquire specified working capital and intangible assets associated with the Substral(R) business; however, ownership of these assets will not transfer to the Company until December 31, 2000 and payments will be made subsequent to that date. The purchase price will be determined based on the value of the working capital assets acquired and the performance of the business for the period from June 15, 2000 to December 31, 2000. The Company has not reflected the acquisition of the Substral(R) business in its fiscal 2000 financial statements because the Company had not assumed ownership of any assets associated with the Substral(R) business as of September 30, 2000 and the results of operations for the Substral(R) business prior to December 31, 2000 are retained by the seller.

    SEED: The Company is obligated to make future purchases based on estimated yields and other market purchase commitments. At September 30, 2000, estimated annual seed purchase commitments were as follows:

                                                                (in millions)
2001                                                                $62.1
2002                                                                $37.4
2003                                                                $20.6
2004                                                                $ 6.1
2005                                                                $ 1.7

     The Company made purchases of $31.2 million and $24.0 million under this obligation in fiscal 2000 and 1999, respectively.

    UREA: The Company is obligated to purchase 100,000 tons of urea annually. The value to the Company based on current market prices of urea is approximately $15.0 million. The purchase commitments expire September 30, 2001. The Company purchased 250,000 tons and 172,000 tons under this obligation in fiscal 2000 and 1999, respectively.

    GLUFOSINATE AMMONIUM: Under the terms of the agreement to acquire the AgrEvo pesticides business, the Company is obligated to purchase glufosinate ammonium valued at $12.6 million (approximately 315,000 pounds) through September 2001. If the Company does not purchase product with a value of $12.6 million, the Company is required to provide cash settlement in an amount equal to 50% of the shortfall. In connection with the sale of this business in February 1999, the purchaser agreed to purchase a minimum of 50,000 pounds of glufosinate ammonium through September 2001. The Company has not purchased any glufosinate ammonium under this commitment through September 30, 2000.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    PEAT: In March 2000, the Company entered in a contract to purchase peat over the next ten years. Upon the execution of this contract, the previous peat contract was terminated. The purchase obligations under the March 2000 contract are as follows:

                                                                  Approximate Value
                                     Cubic Meters              Based on Average Prices
--------------------------------------------------------------------------------------
2001                                  1,039,000                      $1,488,000
2002                                  1,046,000                      $1,498,000
2003                                  1,067,000                      $1,528,000
2004                                  1,088,000                      $1,558,000
2005                                  1,110,000                      $1,590,000
Thereafter                            3,962,000                      $5,674,000

     The arrangement can be extended another ten years at the Company's option. If the Company does not purchase required amounts, the Company will be required to provide cash settlement equal to 50% of the quantity shortfall multiplied by the average product price. The Company purchased 183,000 cubic meters of peat during the first six months of fiscal 2000 (under the original peat contract) and 485,000 cubic meters of peat during the second six months of fiscal 2000 (under the terms of the new contract). The Company purchased 517,650 cubic meters of peat under the original peat contract in fiscal 1999.

    MEDIA ADVERTISING: The Company has committed to purchase $27.0 million of airtime for both national and regional television advertising in fiscal 2001.

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

     In February 1997, the Company learned that the Ohio Environmental Protection Agency was referring matters relating to environmental conditions at the Company's Marysville site, including the existing wastewater treatment plants and the discontinued on-site waste disposal areas, to the Ohio Attorney General's Office. Representatives from the Ohio Environmental Protection Agency, the Ohio Attorney General and the Company continue to meet to discuss these issues.

     In June 1997, the Company received formal notice of an enforcement action and draft Findings and Orders from the Ohio Environmental Protection Agency. The draft Findings and Orders elaborated on the subject of the referral to the Ohio Attorney General alleging: potential surface water violations relating to possible historical sediment contamination possibly impacting water quality; inadequate treatment capabilities of the Company's existing and currently permitted wastewater treatment plants; and that the Marysville site is subject to corrective action under the Resource Conservation Recovery Act ("RCRA"). In late July 1997, the Company received a draft judicial consent order from the Ohio Attorney General which covered many of the same issues contained in the draft Findings and Orders including RCRA corrective action. As a result of on-going discussions, the Company received a revised draft of a judicial consent

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

order from the Ohio Attorney General in late April 1999. Subsequently, the Company replied to the Ohio Attorney General with another revised draft. Comments on that draft were received from the Ohio Attorney General in February 2000, and the Company replied with another revised draft in March 2000. Since July 2000, the parties have been engaged in settlement discussions resulting in various revisions to the March 2000 draft, as they seek to resolve this matter.

     The Company is continuing to meet with the Ohio Attorney General and the Ohio Environmental Protection Agency in an effort to complete negotiations of an amicable resolution of these issues. While negotiations have narrowed the unresolved issues between the Company and the Ohio Attorney General/ Ohio Environmental Protection Agency, several critical issues remain the subject of ongoing discussions. The parties have tentatively agreed to a civil penalty cash payment subject to the successful completion of negotiations on the remaining provisions of a judicial consent order. The Company believes that it has viable defenses to the State's enforcement action, including that it had been proceeding under VAP to address specified environmental issues, and will assert those defenses should an amicable resolution of the State's enforcement action not be reached.

     In accordance with the Company's past efforts to enter into Ohio's VAP, the Company submitted to the Ohio Environmental Protection Agency a "Demonstration of Sufficient Evidence of VAP Eligibility Compliance" on July 8, 1997. Among other issues contained in the VAP submission was a description of the Company's ongoing efforts to assess potential environmental impacts of the discontinued on-site waste disposal areas as well as potential remediation efforts. Under the statutes covering VAP, an eligible participant in the program is not subject to State enforcement actions for those environmental matters being addressed. On October 21, 1997, the Company received a letter from the Director of the Ohio Environmental Protection Agency denying VAP eligibility based upon the timeliness of and completeness of the submittal. The Company has appealed the Director's action to the Environmental Review Appeals Commission. No hearing date has been set and the appeal remains pending. While negotiations continue, the Company has been voluntarily addressing a number of the historical on-site waste disposal areas with the knowledge of the Ohio Environmental Protection Agency. Interim measures consisting of capping two on-site waste disposal areas have been implemented.

     Since receiving the notice of enforcement action in June 1997, management has continually assessed the potential costs that may be incurred to satisfactorily remediate the Marysville site and to pay any penalties sought by the State. Because the Company and the Ohio Environmental Protection Agency have not agreed as to the extent of any possible contamination and an appropriate remediation plan, the Company has developed and initiated an action plan to remediate the site based on its own assessments and consideration of specific actions which the Ohio Environmental Protection Agency will likely require. Because the extent of the ultimate remediation plan is uncertain, management is unable to predict with certainty the costs that will be incurred to remediate the site and to pay any penalties. As of September 30, 2000, management estimates that the range of possible loss that could be incurred in connection with this matter is $2 million to $10 million. The Company has accrued for the amount it considers to be the most probable within that range and believes the outcome will not differ materially from the amount reserved. Many of the issues raised by the State of Ohio are already being investigated and addressed by the Company during the normal course of conducting business.

LAFAYETTE

     In July 1990, the Philadelphia District of the U.S. Army Corps of Engineers ("Corps") directed that peat harvesting operations be discontinued at Hyponex's Lafayette, New Jersey facility, based on its contention that peat harvesting and related activities result in the "discharge of dredged or fill material into waters of the United States" and, therefore, require a permit under Section 404 of the Clean Water Act. In May 1992, the United States filed suit in the U.S. District Court for the District of New Jersey seeking a permanent injunction against such harvesting, and civil penalties in an unspecified amount. If the Corps' position is upheld, it is possible that further harvesting of peat from this facility would be prohibited. The Company is defending this suit and is asserting a right to recover its economic losses resulting from the government's actions. The suit was placed in administrative suspension during fiscal 1996 in order to allow the Company and the government an opportunity to negotiate a settlement, and it remains suspended while the parties develop, exchange and evaluate technical data. In July 1997, the Company's wetlands consultant submitted
                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to the government a draft remediation plan. Comments were received and a revised plan was submitted in early 1998. Further comments from the government were received during 1998 and 1999. The Company believes agreement on the remediation plan has essentially been reached. Before this suit can be fully resolved, however, the Company and the government must reach agreement on the government's civil penalty demand. The Company has reserved for its estimate of the probable loss to be incurred under this proceeding as of September 30, 2000. Furthermore, management believes the Company has sufficient raw material supplies available such that service to customers will not be materially adversely affected by continued closure of this peat harvesting operation.

BRAMFORD

     In the United Kingdom, major discharges of waste to air, water and land are regulated by the Environment Agency. The Scotts (UK) Ltd. fertilizer facility in Bramford (Suffolk), United Kingdom, is subject to environmental regulation by this Agency. Two manufacturing processes at this facility require process authorizations and previously required a waste management license (discharge to a licensed waste disposal lagoon having ceased in July 1999). The Company expects to surrender the waste management license in consultation with the Environment Agency. In connection with the renewal of an authorization, the Environment Agency has identified the need for remediation of the lagoon, and the potential for remediation of a former landfill at the site. The Company intends to comply with the reasonable remediation concerns of the Environment Agency. The Company previously installed an environmental enhancement to the facility to reduce emissions to both air and ground water. Additional work is being undertaken to further reduce emissions to groundwater and surface water. Scotts believes that it has adequately addressed the environmental concerns of the Environment Agency regarding emissions to air and groundwater. The Scotts Company (UK) Ltd. has retained an environmental consulting firm to research remediation designs. The Company and the Environment Agency are in discussions over the final plan for remediating the lagoon and the landfill. The Company has reserved for its estimate of the probable loss to be incurred in connection with this matter as of September 30, 2000.

OTHER ENVIRONMENTAL MATTERS

     The Company has determined that quantities of cement containing asbestos material at certain manufacturing facilities in the United Kingdom should be removed. The Company has reserved for the estimate of costs to be incurred for this matter as of September 30, 2000.

     The Company has accrued $8.9 million at September 30, 2000 for the environmental matters described in Note 15. The significant components of the accrual are: (i) costs for site remediation of $6.3 million; (ii) costs for asbestos abatement of $2.1 million; and (iii) fines and penalties of $0.5 million. The significant portion of the costs accrued as of September 30, 2000 are expected to be paid in fiscal 2001 and 2002; however, payments are expected to be made through fiscal 2003 and possibly for a period thereafter.

     The Company believes that the amounts accrued as of September 30, 2000 are adequate to cover its known environmental expenses based on current facts and estimates of likely outcome. However, the adequacy of these accruals is based on several significant assumptions:

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

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AGREVO ENVIRONMENTAL HEALTH, INC.

     On June 3, 1999, AgrEvo Environmental Health, Inc. ("AgrEvo") (which is reported to have changed its name to Aventis Environmental Health Science USA
LP) filed a complaint in the U.S. District Court for the Southern District of New York (the "New York Action"), against the Company, a subsidiary of the Company and Monsanto (now Pharmacia) seeking damages and injunctive relief for alleged antitrust violations and breach of contract by the Company and its subsidiary and antitrust violations and tortious interference with contact by Monsanto. The Company purchased a consumer herbicide business from AgrEvo in May 1998. AgrEvo claims in the suit that the Company's subsequent agreement to become Monsanto's exclusive sales and marketing agent for Monsanto's consumer Roundup(R) business violated the federal antitrust laws. AgrEvo contends that Monsanto attempted to or did monopolize the market for non-selective herbicides and conspired with the Company to eliminate the herbicide the Company previously purchased from AgrEvo, which competed with Monsanto's Roundup(R), in order to achieve or maintain a monopoly position in that market. AgrEvo also contends that the Company's execution of various agreements with Monsanto, including the Roundup(R) marketing agreement, as well as the Company's subsequent actions, violated the purchase agreements between AgrEvo and the Company.

     AgrEvo is requesting unspecified damages as well as affirmative injunctive relief, and seeking to have the court invalidate the Roundup(R) marketing agreement as violative of the federal antitrust laws. On September 20, 1999, the Company filed an answer denying liability and asserting counterclaims that it was fraudulently induced to enter into the agreement for the purchase of the consumer herbicide business and the related agreements, and that AgrEvo breached the representations and warranties contained in these agreements. On October 1, 1999, the Company moved to dismiss the antitrust allegations against it on the ground that the claims fail to state claims for which relief may be granted. On October 12, 1999, AgrEvo moved to dismiss the Company's counterclaims. On May 5, 2000, AgrEvo amended its complaint to add a claim for fraud and to incorporate the Delaware Action described below. Thereafter, the Company moved to dismiss the new claims, and the defendants renewed their pending motions to dismiss. On June 2, 2000, the court (i) granted the Company's motion to dismiss the fraud claim AgrEvo had added to its complaint; (ii) granted AgrEvo's motion to dismiss the Company's fraudulent-inducement counterclaim; (iii) denied AgrEvo's motion to dismiss the Company's counterclaims related to breach of representations and warranties; and (iv) denied defendant's motion to dismiss the antitrust claims. On July 14, 2000, the Company served an answer to AgrEvo's amended complaint and re-pleaded its fraud counterclaim. Under the indemnification provisions of the Roundup(R) marketing agreement, Monsanto and the Company each have requested that the other indemnify against any losses arising from this lawsuit.

     On June 29, 1999, AgrEvo also filed a complaint in the Superior Court of the State of Delaware (the "Delaware Action") against two of the Company's subsidiaries seeking damages for alleged breach of contract. AgrEvo alleges that, under the contracts by which a subsidiary of the Company purchased a herbicide business from AgrEvo in May 1998, two of the Company's subsidiaries have failed to pay AgrEvo approximately $0.6 million. AgrEvo is requesting damages in this amount, as well as pre- and post-judgment interest and attorneys' fees and costs. The Company's subsidiaries have moved to dismiss or stay this action. On January 31, 2000, the Delaware court stayed AgrEvo's action pending the resolution of a motion to amend the New York Action, and the resolution of the New York Action. The Company's subsidiaries intend to vigorously defend the asserted claims.

     If the above actions are determined adversely to the Company, the result could have a material adverse effect on our results of operations, financial position and cash flows.

CENTRAL GARDEN & PET COMPANY

     On June 30, 2000, the Company filed suit against Central Garden & Pet Company in the U.S. District Court for the Southern District of Ohio to recover approximately $17 million in its outstanding accounts receivable from Central Garden with respect to the Company's 2000 fiscal year. The Company's complaint was later amended to seek approximately $24 million in accounts receivable and additional damages for other breaches of duty. Pharmacia (formerly Monsanto) also filed suit against Central Garden in Missouri state court, seeking unspecified damages allegedly due Pharmacia under a four-year alliance agreement between Pharmacia and Central Garden.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On July 7, 2000, Central Garden filed suit against the Company and Pharmacia in the U.S. District Court for the Northern District of California (San Francisco Division) alleging various claims, including breach of contract and violations of federal antitrust laws, and seeking an unspecified amount of damages and injunctive relief. On October 26, 2000, after a notice hearing, the District Court dismissed all of Central Garden's breach of contract claims for lack of subject matter jurisdiction. On November 17, 2000, Central Garden filed an amended complaint in the District Court, re-alleging various claims for violations of federal antitrust laws and also alleging state antitrust claims under the Cartwright Act, Section 16726 of the California Business and Professions Code. On October 31, 2000, Central Garden filed an additional complaint against the Company and Pharmacia in the California Superior Court of Contra Costa County. The complaint seeks to assert the breach of contract claims previously dismissed by the District Court and additional claims under sec. 17200 of the California Business and Professional Code. On December 4, 2000, defendants Scotts and Pharmacia jointly filed a motion to stay this action based on the pendency of prior lawsuits (including the two described above) that involve the same subject matter. Defendants' motion to stay is set for hearing on January 19, 2001. The Company believes that Central Garden's federal and state claims are entirely without merit and intends to vigorously defend against them.

NOTE 16. CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. The Company sells its consumer products to a wide variety of retailers, including mass merchandisers, home centers, independent hardware stores, nurseries, garden outlets, warehouse clubs and local and regional chains. Professional products are sold to commercial nurseries, greenhouses, landscape services, and growers of specialty agriculture crops.

     At September 30, 2000, 69% of the Company's accounts receivable was due from customers in North America. Approximately 88% of these receivables were generated from the Company's North American Consumer Business Group. The most significant concentration of receivables within this segment was from home centers, which accounted for 13% of the Company's receivables balance at September 30, 2000. No other retail concentrations (e.g., mass merchandisers, independent hardware stores, etc. in similar markets) accounted for more than 10% of the Company's accounts receivable balance at September 30, 2000.

     The remaining 12% of North American accounts receivable was generated from the Company's North American Professional Business Group. Due to seasonality, the North American Professional segment accounts for a share of the Company's receivable balance at September 30, 2000 that is disproportionate to its share of total company sales for the year. As a result of the changes in distribution methods made in fiscal 1999 for the North American Professional Business Group, nearly all products are sold through distributors. Accordingly, nearly all of the North American Professional Business Group's accounts receivable at September 30, 2000 is due from distributors.

     The 31% of accounts receivable generated outside of North America is due from retailers, distributors, nurseries and growers. No concentrations of or individual customers within this group account for more than 10% of the Company's accounts receivable balance at September 30, 2000.

     At September 30, 2000, the Company's concentrations of credit risk were similar to those existing at September 30, 1999 except that the North American Professional Business Group accounted for one-third of North American receivables at that time.

     The Company's two largest customers accounted for the following percentage of net sales in each respective period:

                                                            Largest               2nd Largest
                                                            Customer               Customer
---------------------------------------------------------------------------------------------
2000                                                          22.9%                   8.9%
1999                                                          17.4%                  11.6%
1998                                                          16.8%                  10.6%

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Sales to the Company's two largest customers are reported within the Company's North American Consumer segment. No other customers accounted for more than 10% of fiscal 2000, 1999 or 1998 net sales.

NOTE 17. OTHER EXPENSE (INCOME)

     Other expense (income) consisted of the following for the fiscal years ended September 30:

                                                      2000               1999               1998
-------------------------------------------------------------------------------------------------
                                                                     (in millions)
Royalty income                                        $(5.1)             $(4.0)             $(3.4)
Gain on sale of ProTurf(R) business                    (4.6)
Asset valuation and write-off charges                   1.8                1.2                2.3
Foreign currency losses                                 0.9                0.1                2.5
Other, net                                              1.0               (0.9)              (0.1)
                                                      -----              -----              -----
Total                                                 $(6.0)             $(3.6)             $ 1.3
                                                      =====              =====              =====

NOTE 18. SUBSEQUENT EVENTS

     On December 5, 2000, the Company entered into an Amended and Restated Credit Agreement (the "Amended Agreement"). Under the terms of the Amended Agreement, the Company entered into a new Tranche B Term Loan Facility with an aggregate principal amount of $260 million, the proceeds of which repaid the then outstanding principal amount of the original Tranche B and C facilities. The new Tranche B Term Loan Facility will be repaid in quarterly installments of $0.25 million beginning June 30, 2001 through December 31, 2006, quarterly installments of $63.5 million beginning March 31, 2007 through September 30, 2007 and a final quarterly installment of $63.8 million on December 31, 2007. The new Tranche B Term Loan Facility will bear interest at a variable rate that is less than the rates on the original Tranche B and C facilities. Under the terms of the Amended Agreement, the Revolving Credit Facility was increased from $500 million to $575 million and the net worth covenant under the original credit facility was amended to be measured only during the Company's second through fourth fiscal quarters. At the time the Company entered into the Amended Agreement, the amounts outstanding under the original Tranche B and C facilities were prepayable without penalty.

NOTE 19. NEW ACCOUNTING STANDARDS

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

     In December 1999, the Securities and Exchange Commission issued SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This staff accounting bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes its annual accounting policies are consistent with the staff's views. The Company was required, however, to conform its interim period revenue recognition policies for the commission under the Roundup(R) marketing agreement to be consistent with the staff's views. The impact of conforming the Company's interim period revenue recognition policies for the commission under the Roundup(R) marketing agreement will require the Company to defer the recognition of commission earned in interim periods but does not impact the commission earned on an annual basis.

     In May 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement, and income statement classification for various types of sales incentives
                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

including: discounts, coupons, rebates and free products. The Company has not yet determined the impact of this standard; however, it may result in the reclassification of certain expenses from advertising and promotion to a reduction of net sales. EITF 00-14 is effective for periods beginning after June 30, 2001.

NOTE 20. SUPPLEMENTAL CASH FLOW INFORMATION

                                                  2000                1999                 1998
------------------------------------------------------------------------------------------------
                                                                  (in millions)
Interest paid (net of amount
  capitalized)                                    $88.3              $  63.6              $ 31.5
Income taxes paid                                  10.0                 50.3                38.6
Dividends declared not paid                         0.0                  2.5                 0.0
Businesses acquired:
  Fair value of assets acquired, net
     of cash                                        4.8                691.2               197.3
  Liabilities assumed                               0.0               (149.3)              (45.9)
                                                  -----              -------              ------
  Net assets acquired                               4.8                541.9               151.4
  Cash paid                                         2.7                  4.8                 0.4
  Notes issued to seller                            2.2                 35.7                 0.0
  Debt issued                                     $ 0.0              $ 501.4              $151.0

NOTE 21. SEGMENT INFORMATION

     For fiscal 2000, the Company was divided into three reportable segments -- North American Consumer, North American Professional and International. The North American Consumer segment consists of the Consumer Lawns, Consumer Gardens, Consumer Growing Media, Consumer Ortho and Consumer Canada Business Groups.

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

     The North American Professional segment is focused on a full line of horticulture products including controlled-release and water-soluble fertilizers and plant protection products, grass seed, and growing media. Products are sold to landscape service companies, commercial nurseries and greenhouses and specialty crop growers. Prior to June 2000, this segment also included the Company's ProTurf(R) business, which was sold in May 2000.

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

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

allocated for purposes of this presentation). Prior periods have been restated to conform to this basis of presentation.

                                        N.A.         N.A.
                                      Consumer   Professional   International   Corporate    Total
----------------------------------------------------------------------------------------------------
                                                           (in millions)
Net Sales:
                               2000   $1,261.2      $127.6         $375.5        $    --    $1,764.3
                               1999    1,097.0       159.4          391.9                    1,648.3
                               1998      733.7       179.4          199.9                    1,113.0
Operating Income (Loss):
                               2000   $  243.1      $  1.7         $ 34.7        $ (69.3)   $  210.2
                               1999      203.1        20.5           47.8          (75.3)      196.1
                               1998      117.3        23.5           25.0          (71.7)       94.1
Operating Margin:
                               2000       19.3%        1.3%           9.2%                      11.9%
                               1999       18.5        12.8           12.2             nm        11.9
                               1998       16.0        13.1           12.5             nm         8.5
Depreciation and
  Amortization:
                               2000   $   42.5      $  4.1         $ 12.8        $   6.9    $   66.3
                               1999       35.9         3.3           15.1            5.9        60.2
                               1998       24.1         2.7            7.7            3.3        37.8
Capital Expenditures:
                               2000   $   32.1      $  9.8         $  9.5        $  21.1    $   72.5
                               1999       22.5         5.7           10.6           27.9        66.7
                               1998       19.6         9.2            5.1            7.4        41.3
Long-Lived Assets:
                               2000   $  681.4      $ 97.8         $271.3        $  58.0    $1,108.5
                               1999      649.0        98.5          322.7           57.7     1,127.9
Total Assets:
                               2000   $1,102.7      $151.8         $422.4        $  84.5    $1,761.4
                               1999    1,010.1       176.9          496.7           85.9     1,769.6

---------------
nm Not meaningful.

     Operating income (loss) reported for the Company's three operating segments represents earnings before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. Accordingly, Corporate operating loss for the fiscal years ended September 30, 2000, 1999 and 1998 includes amortization of certain intangible assets, corporate general and administrative expenses and certain "other" income/expense not allocated to the business segments. Total assets reported for the Company's operating segments include the intangible assets for the acquired businesses within those segments. Corporate assets primarily include deferred financing and debt issuance costs, corporate fixed assets as well as deferred tax assets.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for fiscal 2000 and 1999. We have restated our financial statements for each of the first three quarters of fiscal 2000. In connection with the Roundup(R) marketing agreement, we were required to pay a marketing fee of $32 million. The earnings originally reported for those quarters reflected amortization of the marketing fee over a period of 20 years. However, we believe that it is unlikely that this agreement will continue beyond ten years. Accordingly, the financial statements for those quarters have been restated to correct for the error in the amortization period and now reflect amortization of the marketing fee over a period of ten years.

                                   1st Qtr            2nd Qtr            3rd Qtr
                                  (restated)         (restated)         (restated)         4th Qtr         Full Year
--------------------------------------------------------------------------------------------------------------------
                                                         (in millions, except for share data)
FISCAL 2000
Net sales                         $    191.5         $    720.7         $    598.3         $253.8          $1,764.3
Gross profit                            73.9              313.1              242.2           82.8             712.0
Income (loss) before
  extraordinary item                   (30.8)              63.4               52.8          (12.3)             73.1
Net income (loss)                      (30.8)              63.4               52.8          (12.3)             73.1
Basic earnings (loss) per
  common share                    $    (1.32)        $     2.27         $     1.89         $(0.44)         $   2.39
Common shares used in
  basic EPS calculation                 28.2               27.9               27.9           28.0              27.9
Diluted earnings (loss)
  per common share                $    (1.32)        $     2.15         $     1.77         $(0.44)         $   2.25
Common shares and
  dilutive potential
  common shares used in
  diluted EPS calculation               28.2               29.5               29.7           28.0              29.6

                                   1st Qtr            2nd Qtr            3rd Qtr           4th Qtr         Full Year
--------------------------------------------------------------------------------------------------------------------
                                                         (in millions, except for share data)
FISCAL 1999
Net sales                         $    184.4         $    631.5         $    586.2         $246.2          $1,648.3
Gross profit                            64.7              268.9              236.4           89.2             659.2
Income (loss) before
  extraordinary item                   (10.0)              54.7               41.6          (17.2)             69.1
Net income (loss)                      (10.4)              49.3               41.6          (17.3)             63.2
Basic earnings (loss) per
  common share                    $    (0.70)        $     2.56         $     2.14         $(1.07)         $   2.93
Common shares used in
  basic EPS calculation                 18.3               18.3               18.3           18.3              18.3
Diluted earnings (loss)
  per common share                $    (0.70)        $     1.63         $     1.35         $(1.08)         $   2.08
Common shares and
  dilutive potential
  common shares used in
  diluted EPS calculation               18.3               30.3               30.9           18.3              30.5

                                     NOTES:

     Certain reclassifications have been made within interim periods.

     The Company's business is highly seasonal with approximately 75% of sales occurring in the second and third fiscal quarters combined.
                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

     In January 1999, the Company issued $330 million of 8 5/8% Senior Subordinated Notes due 2009 to qualified institutional buyers under the provisions of Rule 144A of the Securities Act of 1993. The Company is in the process of registering an exchange offer for these Notes under the Securities Act.

     The Notes are general obligations of the Company and are guaranteed by all of the existing wholly-owned, domestic subsidiaries and all future wholly-owned, significant (as defined in Regulation S-X of the Securities and Exchange Commission) domestic subsidiaries of the Company. These subsidiary guarantors jointly and severally guarantee the Company's obligations under the Notes. The guarantees represent full and unconditional general obligations of each subsidiary that are subordinated in right of payment to all existing and future senior debt of that subsidiary but are senior in right of payment to any future junior subordinated debt of that subsidiary.

     The following information presents consolidating Statements of Operations, Statements of Cash Flows and Balance Sheets for the three years ended September 30, 2000. Separate audited financial statements of the individual guarantor subsidiaries have not been provided because management does not believe they would be meaningful to investors.

                                      ----

                               THE SCOTTS COMPANY
                            STATEMENT OF OPERATIONS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                                 (IN MILLIONS)

                                              Subsidiary      Non-
                                     Parent   Guarantors   Guarantors   Eliminations   Consolidated
---------------------------------------------------------------------------------------------------
Net sales                            $923.7     $443.7       $396.9                      $1,764.3
Cost of sales                         559.1      272.9        220.3                       1,052.3
                                     ------     ------       ------        ------        --------
Gross profit                          364.6      170.8        176.6                         712.0
Gross commission earned from
  marketing agreement                  34.3        0.9          4.0                          39.2
Contribution expenses under
  marketing agreement                   9.0        0.2          0.7                           9.9
                                     ------     ------       ------        ------        --------
Net commission earned from
  marketing agreement                  25.3        0.7          3.3                          29.3
Advertising and promotion             111.6       47.4         50.1                         209.1
Selling, general and administrative   183.2       24.7         94.8                         302.7
Amortization of goodwill and other
  intangibles                          10.6        5.3          9.4                          25.3
Equity income in non-guarantors       (56.2)                               $ 56.2
Intracompany allocations               (8.5)       1.0          7.5
Other expenses (income), net            1.9       (8.1)         0.2                          (6.0)
                                     ------     ------       ------        ------        --------
Income from operations                147.3      101.2         17.9         (56.2)          210.2
Interest expense                       70.2                    23.7                          93.9
                                     ------     ------       ------        ------        --------
Income before income taxes             77.1      101.2         (5.8)        (56.2)          116.3
Income taxes                            4.0       41.5         (2.3)                         43.2
                                     ------     ------       ------        ------        --------
Net income                           $ 73.1     $ 59.7       $ (3.5)       $(56.2)       $   73.1
                                     ======     ======       ======        ======        ========

                                      ----

                               THE SCOTTS COMPANY
                            STATEMENT OF CASH FLOWS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                                 (IN MILLIONS)

                                                 Subsidiary       Non-
                                       Parent    Guarantors    Guarantors    Eliminations    Consolidated
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                           $ 73.1      $ 59.7        $ (3.5)        $(56.2)         $ 73.1
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation                         16.0         8.0           5.0                           29.0
    Amortization                         10.9        16.5           9.9                           37.3
    Equity income in non-guarantors     (56.2)                                    56.2
    Loss on sale of fixed assets          0.6         1.8           2.0                            4.4
    Gain on sale of business             (4.6)                                                    (4.6)
    Changes in assets and
       liabilities, net of acquired
       businesses:
       Accounts receivable               48.3       (43.5)          1.6                            6.4
       Inventories                      (18.2)       12.5          11.5                            5.8
       Prepaid and other current
         assets                         (13.0)        1.2           2.6                           (9.2)
       Accounts payable                  (5.0)       17.9           6.5                           19.4
       Accrued taxes and other
         liabilities                     59.0       (12.7)        (16.3)                          30.0
       Other assets                      (1.8)       (6.5)          3.6                           (4.7)
       Other liabilities                  3.1        (1.0)         (8.5)                          (6.4)
       Other, net                       (10.2)        1.5          (0.3)                          (9.0)
                                       ------      ------        ------         ------          ------
Net cash provided by operating
  activities                            102.0        55.4          14.1                          171.5
                                       ------      ------        ------         ------          ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property, plant and
    equipment                           (53.2)       (9.0)        (10.3)                         (72.5)
  Proceeds from sale of equipment                                   1.8                            1.8
  Investments in non-guarantors         (11.8)       (4.1)         (2.4)                         (18.3)
  Other net                               0.5                                                      0.5
                                       ------      ------        ------         ------          ------
Net cash used in investing activities   (64.5)      (13.1)        (10.9)                         (88.5)
                                       ------      ------        ------         ------          ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net (repayments) borrowings under
    revolving and bank lines of
    credit                              (48.2)        4.5          (7.0)                         (50.7)
  Dividends on Class A Convertible
    Preferred Stock                      (6.4)                                                    (6.4)
  Repurchase of treasury shares         (23.9)                                                   (23.9)
  Cash received from exercise of
    stock options                         2.8                                                      2.8
  Intercompany financing                 38.7       (45.2)          6.5
  Other, net                              7.0                      (8.0)                          (1.0)
                                       ------      ------        ------         ------          ------
Net cash used in financing activities   (30.0)      (40.7)         (8.5)                         (79.2)
Effect of exchange rate changes on
  cash                                                             (1.1)                          (1.1)
                                       ------      ------        ------         ------          ------
Net increase (decrease) in cash           7.5         1.6          (6.4)                           2.7
Cash and cash equivalents, beginning
  of period                               8.5         3.1          18.7                           30.3
                                       ------      ------        ------         ------          ------
Cash and cash equivalents, end of
  period                               $ 16.0      $  4.7        $ 12.3         $  0.0          $ 33.0
                                       ======      ======        ======         ======          ======

                                      ----

                               THE SCOTTS COMPANY
                                 BALANCE SHEET
                            AS OF SEPTEMBER 30, 2000
                    (IN MILLIONS, EXCEPT SHARE INFORMATION)

                                               Subsidiary       Non-
                                    Parent     Guarantors    Guarantors    Eliminations    Consolidated
-------------------------------------------------------------------------------------------------------
                                                ASSETS
Current Assets:
  Cash                             $   16.0      $  4.7        $ 12.3                        $   33.0
  Accounts receivable, net            103.2        44.6          68.2                           216.0
  Inventories, net                    189.5        60.3          57.7                           307.5
  Current deferred tax asset           26.1        (1.0)                                         25.1
  Prepaid and other assets             42.2         2.5          17.6                            62.3
                                   --------      ------        ------       ---------        --------
    Total current assets              377.0       111.1         155.8                           643.9
Property, plant and equipment,
  net                                 192.7        59.2          38.6                           290.5
Intangible assets, net                 81.2       420.2         241.7                           743.1
Other assets                           66.2         6.5          11.2                            83.9
Investment in affiliates              840.3                                 $  (840.3)
Intracompany assets                               251.1                        (251.1)
                                   --------      ------        ------       ---------        --------
    Total assets                    1,557.4       848.1         447.3        (1,091.4)        1,761.4
                                   ========      ======        ======       =========        ========
                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt                      29.6         2.6          17.2                            49.4
  Accounts payable                     81.6        26.3          45.1                           153.0
  Accrued liabilities                 108.9        75.4          23.1                           207.4
                                   --------      ------        ------       ---------        --------
    Total current liabilities         220.1       104.3          85.4             0.0           409.8
Long-term debt                        556.5         3.4         253.5                           813.4
Other liabilities                      41.9        (0.3)         18.7                            60.3
Intracompany liabilities              243.2                       7.9          (251.1)
                                   --------      ------        ------       ---------        --------
    Total liabilities               1,061.7       107.4         365.5          (251.1)        1,283.5
Commitments and Contingencies
Shareholders' equity:
  Investment from parent                          488.7          59.8          (548.5)
  Common shares, no par value
    share, $.01 stated value per
    share, issued 31.3 shares
    issued in 2000                      0.3                                                       0.3
  Capital in excess of stated
    value                             389.3                                                     389.3
  Retained earnings                   196.8       252.0          39.8          (291.8)          196.8
  Treasury stock, 3.4 shares at
    cost                              (83.5)                                                    (83.5)
Accumulated other comprehensive
  income                               (7.2)                    (17.8)                          (25.0)
                                   --------      ------        ------       ---------        --------
    Total shareholders' equity        495.7       740.7          81.8          (840.3)          477.9
                                   --------      ------        ------       ---------        --------
Total liabilities and
  shareholders' equity             $1,557.4      $848.1        $447.3       $(1,091.4)       $1,761.4
                                   ========      ======        ======       =========        ========

                                      ----

                               THE SCOTTS COMPANY
                            STATEMENT OF OPERATIONS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
                                 (IN MILLIONS)

                                              Subsidiary      Non-
                                     Parent   Guarantors   Guarantors   Eliminations   Consolidated
---------------------------------------------------------------------------------------------------
Net sales                            $831.6     $410.9       $405.8                      $1,648.3
Cost of sales                         515.2      249.3        224.6                         989.1
                                     ------     ------       ------        ------        --------
Gross profit                          316.4      161.6        181.2                         659.2
Gross commission earned from
  marketing agreement                  28.6        1.2          0.5                          30.3
Contribution expenses under
  marketing agreement                   1.6                                                   1.6
                                     ------     ------       ------        ------        --------
Net commission earned from
  marketing agreement                  27.0        1.2          0.5                          28.7
Advertising and promotion             101.5       38.7         48.8                         189.0
Selling, general and administrative   174.3       18.8         88.1                         281.2
Amortization of goodwill and other
  intangibles                           5.1        9.4          9.3                          23.8
Restructuring and other charges         1.4                                                   1.4
Equity income in non-guarantors       (55.7)                               $ 55.7
Intracompany allocations              (19.7)      13.1          6.6
Other income, net                       0.4       (3.3)        (0.7)                         (3.6)
                                     ------     ------       ------        ------        --------
Income from operations                136.1       86.1         29.6         (55.7)          196.1
Interest expense                       55.3        0.2         23.6                          79.1
                                     ------     ------       ------        ------        --------
Income before income taxes             80.8       85.9          6.0         (55.7)          117.0
Income taxes                           11.7       34.2          2.0                          47.9
                                     ------     ------       ------        ------        --------
Income before extraordinary item       69.1       51.7          4.0         (55.7)           69.1
Extraordinary loss on early
  extinguishment of debt, net of
  income tax benefit                    5.9                                                   5.9
                                     ------     ------       ------        ------        --------
Net income                           $ 63.2     $ 51.7       $  4.0        $(55.7)       $   63.2
                                     ======     ======       ======        ======        ========

                                      ----

                               THE SCOTTS COMPANY
                            STATEMENT OF CASH FLOWS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
                                 (IN MILLIONS)

                                                 Subsidiary      Non-
                                       Parent    Guarantors   Guarantors   Eliminations   Consolidated
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                           $  63.2    $  51.7      $   4.0        $(55.7)       $  63.2
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
       Depreciation                       12.9        9.6          6.5                         29.0
       Amortization                       12.8        8.5          9.9                         31.2
       Equity income in
         non-guarantors                  (55.7)                                 55.7
       Extraordinary loss                  5.9                                                  5.9
       Loss on sale of property            2.7       (1.0)         0.1                          1.8
       Changes in assets and
         liabilities, net of acquired
         businesses:
         Accounts receivable               4.1       19.6                                      23.7
         Inventories                     (27.9)       6.3                                     (21.6)
         Prepaid and other current
           assets                        (16.5)       1.9        (10.6)                       (25.2)
         Accounts payable                 14.8       (0.2)        (3.9)                        10.7
         Accrued taxes and other
           liabilities                   (10.5)      25.7        (25.4)                       (10.2)
       Other assets                      (35.4)       0.7         (1.2)                       (35.9)
       Other liabilities                   9.8       (3.0)        (4.6)                         2.2
       Other, net                         (1.4)       0.4          4.4                          3.4
                                       -------    -------      -------        ------        -------
Net cash provided by (used in)
  operating activities                   (21.2)     120.2        (20.8)                        78.2
                                       -------    -------      -------        ------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property, plant and
    equipment                            (48.1)      (7.9)       (10.7)                       (66.7)
  Proceeds from sale of equipment          1.0        0.5                                       1.5
  Investments in acquired businesses,
    net of cash acquired                (350.1)                 (156.1)                      (506.2)
  Other                                   (1.0)       1.5         (0.7)                        (0.2)
                                       -------    -------      -------        ------        -------
Net cash used in investing activities   (398.2)      (5.9)      (167.5)                      (571.6)
                                       -------    -------      -------        ------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Gross borrowings under term loans      260.0                   265.0                        525.0
  Gross repayments under term loans       (1.0)                   (2.0)                        (3.0)
  Net borrowings under revolving and
    bank lines of credit                 160.7                   (95.4)                        65.3
  Repayment of outstanding balance on
    old credit facility                 (241.0)                                              (241.0)
  Issuance of 8 5/8% Senior
    Subordinated Notes                   330.0                                                330.0
  Extinguishment of 9 7/8% Senior
    Subordinated Notes                  (107.1)                                              (107.1)
  Settlement of interest rate locks      (12.9)                                               (12.9)
  Financing and issuance fees            (24.1)                                               (24.1)
  Dividends on Class A Convertible
    Preferred Stock                      (12.1)                                               (12.1)
  Repurchase of treasury shares          (10.0)                                               (10.0)
  Cash received from exercise of
    stock options                          3.8                                                  3.8
  Investment from parent                  76.7     (109.1)        32.4
                                       -------    -------      -------        ------        -------
Net cash provided by (used in)
  financing activities                   423.0     (109.1)       200.0                        513.9
Effect of exchange rate changes on
  cash                                                0.0         (0.8)                        (0.8)
                                       -------    -------      -------        ------        -------
Net increase in cash                       3.6        5.2         10.9                         19.7
Cash and cash equivalents, beginning
  of period                                4.9       (2.1)         7.8                         10.6
                                       -------    -------      -------        ------        -------
Cash and cash equivalents, end of
  period                               $   8.5    $   3.1      $  18.7        $  0.0        $  30.3
                                       =======    =======      =======        ======        =======

                                      ----

                               THE SCOTTS COMPANY
                                 BALANCE SHEET
                            AS OF SEPTEMBER 30, 1999
                    (IN MILLIONS, EXCEPT SHARE INFORMATION)

                                               Subsidiary      Non-
                                     Parent    Guarantors   Guarantors   Eliminations   Consolidated
---------------------------------------------------------
                                               ASSETS
Current Assets:
  Cash                              $    8.5     $  3.1       $ 18.7                      $   30.3
  Accounts receivable, net             130.5        1.1         69.8                         201.4
  Inventories, net                     171.2       72.8         69.2                         313.2
  Current deferred tax asset            28.1        0.5          0.7                          29.3
  Prepaid and other assets              43.6        3.7         20.2                          67.5
                                    --------     ------       ------      ---------       --------
     Total current assets              381.9       81.2        178.6      $     0.0          641.7
Property, plant and equipment, net     156.5       60.3         42.6                         259.4
Intangible assets, net                 230.3      268.5        295.3                         794.1
Other assets                            64.7                     9.7                          74.4
Investment in affiliates               706.6                                 (706.6)
Intracompany assets                               294.6                      (294.6)
                                    --------     ------       ------      ---------       --------
     Total assets                    1,540.0      704.6        526.2       (1,001.2)       1,769.6
                                    ========     ======       ======      =========       ========
                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt                       26.2        1.5         28.7                          56.4
  Accounts payable                      86.5        8.4         38.6                         133.5
  Accrued liabilities                   93.3       27.9         36.5                         157.7
  Accrued taxes                        (43.8)      60.2          2.9                          19.3
                                    --------     ------       ------      ---------       --------
     Total current liabilities         162.2       98.0        106.7            0.0          366.9
Long-term debt                         594.4                   299.2                         893.6
Other liabilities                       42.1        0.7         23.0                          65.8
Intracompany liabilities               289.3                     5.3         (294.6)           0.0
                                    --------     ------       ------      ---------       --------
     Total liabilities               1,088.0       98.7        434.2         (294.6)       1,326.3
Commitments and Contingencies
Shareholders' Equity:
  Class A Convertible Preferred
     Stock, no par value               173.9                                                 173.9
  Investment from parent                          413.6         57.4         (471.0)           0.0
  Common shares, no par value per
     share, $.01 stated value per
     share, 21.3 shares issued in
     1999                                0.2                                                   0.2
  Capital in excess of stated
     value                             213.9                                                 213.9
  Retained earnings                    130.1      192.3         43.3         (235.6)         130.1
  Treasury stock, 2.9 shares at
     cost                              (61.9)                                                (61.9)
  Accumulated other comprehensive
     income                             (4.2)                   (8.7)                        (12.9)
                                    --------     ------       ------      ---------       --------
  Total shareholders' equity           452.0      605.9         92.0         (706.6)         443.3
                                    --------     ------       ------      ---------       --------
     Total liabilities and
       shareholders' equity         $1,540.0     $704.6       $526.2      $(1,001.2)      $1,769.6
                                    ========     ======       ======      =========       ========

                                      ----

                               THE SCOTTS COMPANY
                            STATEMENT OF OPERATIONS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998
                                 (IN MILLIONS)

                                              Subsidiary      Non-
                                     Parent   Guarantors   Guarantors   Eliminations   Consolidated
--------------------------------------------------------
Net sales                            $461.3     $444.6       $207.1                      $1,113.0
Cost of sales                         291.6      306.5        116.9                         715.0
                                     ------     ------       ------        ------        --------
Gross profit                          169.7      138.1         90.2                         398.0
Advertising and promotion              55.8       27.5         21.1                         104.4
Selling, general and administrative   101.4       24.5         44.0                         169.9
Amortization of goodwill and other
  intangibles                           0.1        8.8          4.0                          12.9
Restructuring and other charges                   12.9          2.5                          15.4
Equity income in non-guarantors       (37.7)                               $ 37.7
Intracompany allocations              (11.6)      10.3          1.3
Other expenses, net                     5.7       (4.7)         0.3                           1.3
                                     ------     ------       ------        ------        --------
Income from operations                 56.0       58.8         17.0         (37.7)           94.1
Interest expense                       20.5        0.6         11.1                          32.2
                                     ------     ------       ------        ------        --------
Income before income taxes             35.5       58.2          5.9         (37.7)           61.9
Income taxes                           (1.5)      24.0          2.4                          24.9
                                     ------     ------       ------        ------        --------
Income before extraordinary item       37.0       34.2          3.5         (37.7)           37.0
Extraordinary loss on early
  extinguishment of debt, net of
  income tax benefit                    0.7                                                   0.7
                                     ------     ------       ------        ------        --------
Net income                           $ 36.3     $ 34.2       $  3.5        $(37.7)       $   36.3
                                     ======     ======       ======        ======        ========

                                      ----

                               THE SCOTTS COMPANY
                            STATEMENT OF CASH FLOWS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998
                                 (IN MILLIONS)

                                                      Subsidiary      Non-
                                             Parent   Guarantors   Guarantors   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                 $36.3      $ 34.2      $   3.5        $(37.7)       $  36.3
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
       Depreciation                            8.2         9.1          4.3                         21.6
       Amortization                            2.7         9.1          4.4                         16.2
       Equity income in non-guarantors       (37.7)                                  37.7
       Extraordinary loss                      0.7                                                   0.7
       Restructuring and other charges                    14.4          4.9                         19.3
       Loss on sale of property                2.2         0.1                                       2.3
       Changes in assets and liabilities,
         net of acquired businesses:
         Accounts receivable                  (4.8)       (5.7)         1.9                         (8.6)
         Inventories                          (3.4)       (1.8)        (0.5)                        (5.7)
         Prepaid and other current assets     (6.8)        4.6          0.1                         (2.1)
         Accounts payable                     14.3        (4.6)        (0.9)                         8.8
         Accrued taxes and other
           Liabilities                       (19.1)       10.6         (5.9)                       (14.4)
       Other assets                                        0.3                                       0.3
       Other liabilities                      (5.8)        4.1          1.6                         (0.1)
       Other, net                              2.5        (2.5)        (3.6)                        (3.6)
                                             ------     ------      -------        ------        -------
Net cash (used in) provided by operating
  activities                                 (10.7)       71.9          9.8                         71.0
                                             ------     ------      -------        ------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property, plant and
    equipment                                (30.9)       (5.0)        (5.4)                       (41.3)
  Proceeds from sale of equipment              0.2         0.4                                       0.6
  Investments in acquired businesses, net
    of cash acquired                                     (63.8)       (87.6)                      (151.4)
                                             ------     ------      -------        ------        -------
Net cash used in investing activities        (30.7)      (68.4)       (93.0)                      (192.1)
                                             ------     ------      -------                      -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under revolving and bank
    lines of credit                           67.6                     72.4                        140.0
  Dividends on Class A Convertible
    Preferred Stock                           (7.3)                                                 (7.3)
  Repurchase of common shares                (15.3)                                                (15.3)
  Investments from parent                     (1.3)       (5.4)         6.7
  Other, net                                   1.0                                                   1.0
                                             ------     ------      -------        ------        -------
Net cash provided by (used in) financing
  activities                                  44.7        (5.4)        79.1                        118.4
Effect of exchange rate changes on cash                                 0.3                          0.3
                                             ------     ------      -------        ------        -------
Net increase (decrease) in cash                3.3        (1.9)        (3.8)                        (2.4)
Cash and cash equivalents, beginning of
  period                                       1.6        (0.2)        11.6                         13.0
                                             ------     ------      -------        ------        -------
Cash and cash equivalents, end of period     $ 4.9      $ (2.1)     $   7.8        $  0.0        $  10.6
                                             ======     ======      =======        ======        =======

                                      ----

                               THE SCOTTS COMPANY
                                 BALANCE SHEET
                            AS OF SEPTEMBER 30, 1998
                    (IN MILLIONS, EXCEPT SHARE INFORMATION)

                                                Subsidiary      Non-
                                       Parent   Guarantors   Guarantors   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------
                                               ASSETS
Current Assets:
  Cash                                 $  4.9     $ (2.1)      $  7.8                      $   10.6
  Accounts receivable, net               85.2       20.5         40.9                         146.6
  Inventories, net                       66.5       81.4         29.8                         177.7
  Current deferred tax asset             20.4        0.4                                       20.8
  Prepaid and other assets                8.4        1.7          1.4                          11.5
                                       ------     ------       ------       -------        --------
       Total current assets             185.4      101.9         79.9       $   0.0           367.2
Property, plant and equipment, net       97.8       68.5         30.7                         197.0
Intangible assets, net                   12.1      273.0        150.0                         435.1
Other assets                             35.0        0.9                                       35.9
Investment in affiliates                652.0                                (652.0)            0.0
Intracompany assets                                219.1          4.5        (223.6)            0.0
                                       ------     ------       ------       -------        --------
       Total assets                     982.3      663.4        265.1        (875.6)        1,035.2
                                       ======     ======       ======       =======        ========
                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt                         0.3        1.2         11.8                          13.3
  Accounts payable                       57.1        8.6         12.1                          77.8
  Accrued liabilities                    68.2       27.0         29.7                         124.9
  Accrued taxes                         (26.9)      38.7          4.1                          15.9
                                       ------     ------       ------       -------        --------
       Total current liabilities         98.7       75.5         57.7                         231.9
Long-term debt                          223.0                   136.2                         359.2
Other liabilities                        30.1       10.2         (0.1)                         40.2
Intracompany liabilities                223.6                                (223.6)            0.0
                                       ------     ------       ------       -------        --------
       Total liabilities                575.4       85.7        193.8        (223.6)          631.3
Commitments and Contingencies
Shareholders' equity:
  Class A Convertible Preferred
     Stock, no par value                177.3                                                 177.3
  Investment from parent                           437.1         35.0        (472.1)            0.0
  Common shares, no par value per
     share, $.01 stated value per
     share, issued 21.1 shares in
     1998                                 0.2                                                   0.2
  Capital in excess of stated value     208.9                                                 208.9
  Retained earnings                      76.6      140.6         39.3        (179.9)           76.6
  Treasury stock, 2.8 shares at cost    (55.9)                                                (55.9)
  Accumulated other comprehensive
     income                              (0.2)                   (3.0)                         (3.2)
                                       ------     ------       ------       -------        --------
       Total shareholders' equity       406.9      577.7         71.3        (652.0)          403.9
                                       ------     ------       ------       -------        --------
Total liabilities and shareholders'
  equity                               $982.3     $663.4       $265.1       $(875.6)       $1,035.2
                                       ======     ======       ======       =======        ========

                                      ----

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of The Scotts Company

     Our audits of the consolidated financial statements referred to in our report dated October 31, 2000 appearing in Item 14(a)(1) of this Annual Report on Form 10-K, also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP
Columbus, Ohio

October 31, 2000

                                      ----

                               THE SCOTTS COMPANY
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                                 (IN MILLIONS)

Column A                                 Column B    Column C   Column D     Column E    Column F
--------                                 ---------   --------   ---------   ----------   ---------
                                          Balance               Additions   Deductions
                                            at                   Charged     Credited     Balance
                                         Beginning   Reserves      to          and        at End
Classification                           of Period   Acquired    Expense    Write-Offs   of Period
--------------------------------------------------------------------------------------------------
Valuation and qualifying accounts
  deducted from the assets to which
  they apply:
Inventory reserve                          $30.5      $ 0.0       $ 9.7       $(20.1)      $20.1
Allowance for doubtful accounts             16.4        0.0         4.8         (9.5)       11.7

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
                                 (IN MILLIONS)

Column A                                 Column B    Column C   Column D     Column E    Column F
--------                                 ---------   --------   ---------   ----------   ---------
                                          Balance               Additions   Deductions
                                            at                   Charged     Credited     Balance
                                         Beginning   Reserves      to          and        at End
Classification                           of Period   Acquired    Expense    Write-Offs   of Period
--------------------------------------------------------------------------------------------------
Valuation and qualifying accounts
  deducted from the assets to which
  they apply:
Inventory reserve                          $12.0      $19.0       $12.9       $(13.4)      $30.5
Allowance for doubtful accounts              6.3        3.4        11.1         (4.4)       16.4

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998
                                 (IN MILLIONS)

Column A                                 Column B    Column C   Column D     Column E    Column F
--------                                 ---------   --------   ---------   ----------   ---------
                                          Balance               Additions   Deductions
                                            at                   Charged     Credited     Balance
                                         Beginning   Reserves      to          and        at End
Classification                           of Period   Acquired    Expense    Write-Offs   of Period
--------------------------------------------------------------------------------------------------
Valuation and qualifying accounts
  deducted from the assets to which
  they apply:
Inventory reserve                          $11.8      $ 0.5       $ 4.8       $ (5.1)      $12.0
Allowance for doubtful accounts              5.7        0.8         2.6         (2.8)        6.3

                                      ----

                               THE SCOTTS COMPANY
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                               INDEX TO EXHIBITS

Exhibit
  No.                        Description                                       Location
--------------------------------------------------------------------------------------------------------
2(a)     Amended and Restated Agreement and Plan of Merger,   Incorporated herein by reference to the
         dated as of May 19, 1995, among Stern's Miracle-Gro  Registrant's Current Report on Form 8-K
         Products, Inc., Stern's Nurseries, Inc.,             dated May 31, 1995 (File No. 0-19768)
         Miracle-Gro Lawn Products, Inc., Miracle-Gro         [Exhibit 2(b)]
         Products Limited, Hagedorn Partnership, L.P., the
         general partners of Hagedorn Partnership, L.P.,
         Horace Hagedorn, Community Funds, Inc., and John
         Kenlon, The Scotts Company (the "Registrant"), and
         ZYX Corporation
2(b)     First Amendment to Amended and Restated Agreement    Incorporated herein by reference to the
         and Plan of Merger, made and entered into as of      Registrant's Current Report on Form 8-K
         October 1, 1999, among the Registrant, Scotts        dated October 4, 1999 (File No. 1-11593)
         Miracle-Gro Products, Inc. (as successor to ZYX      [Exhibit 2]
         Corporation and Stern's Miracle-Gro Products,
         Inc.), Miracle-Gro Lawn Products, Inc., Miracle-Gro
         Products Limited, Hagedorn Partnership, L.P.,
         Community Funds, Inc., Horace Hagedorn and John
         Kenlon, and James Hagedorn, Katherine Hagedorn
         Littlefield, Paul Hagedorn, Peter Hagedorn, Robert
         Hagedorn and Susan Hagedorn
2(c)     Master Contract, dated September 30, 1998, by and    Incorporated herein by reference to the
         between Rhone-Poulenc Agro; the Registrant; Scotts   Registrant's Current Report on Form 8-K
         Celaflor GmbH & Co. K.G.; "David"                    dated October 22, 1998 (File No. 1-11593)
         Sechsundfunfzigste Beteiligungs und                  [Exhibit 2]
         Verwaltungsgesellschaft GmbH; Rhone-Poulenc Agro
         Europe GmbH; Scotts France Holdings S.A.R.L.;
         Scotts France S.A.R.L.; and Scotts Belgium 2
         B.V.B.A.
2(d)     Asset Purchase Agreement, dated as of November 11,   Incorporated herein by reference to the
         1998, between Monsanto Company (now Pharmacia        Registrant's Annual Report on Form 10-K
         Corporation) and the Registrant (replaces and        for the fiscal year ended September 30,
         supersedes Exhibit 2(a) to the Registrant's          1999 (File No. 1-11593) [Exhibit 2(d)]
         Quarterly Report on Form 10-Q for the fiscal
         quarter ended April 3, 1999 (File No. 1-11593))**
2(e)(i)  U.S. Asset Purchase Agreement, dated as of March     Incorporated herein by reference to the
         29, 2000, by and among The Andersons, Inc. and The   Registrant's Quarterly Report on Form 10-Q
         Andersons Agriservices, Inc., as buyers, and the     for the fiscal quarter ended July 1, 2000
         Registrant and OMS Investments, Inc., as sellers     (File No. 1-13292) [Exhibit 2(e)(i)]
2(e)(ii) Canadian Asset Purchase Agreement, dated as of       Incorporated herein by reference to the
         March 29, 2000, by and among The Nu-Gro              Registrant's Quarterly Report on Form 10-Q
         Corporation, as buyer, and the Registrant and OMS    for the fiscal quarter ended July 1, 2000
         Investments, Inc., as sellers                        (File No. 1-13292) [Exhibit 2(e)(ii)]
3(a)     Amended Articles of Incorporation of the Registrant  Incorporated herein by reference to the
         (reflecting amendments through February 25, 2000)    Registrant's Quarterly Report on Form 10-Q
         [for SEC reporting compliance purposes only -- not   for the fiscal quarter ended April 1, 2000
         filed with the Ohio Secretary of State]              (File No. 1-13292) [Exhibit 3(e)]

                                      ----

Exhibit
  No.                        Description                                       Location
--------------------------------------------------------------------------------------------------------
3(b)     Regulations of the Registrant (reflecting            Incorporated herein by reference to the
         amendments adopted by the shareholders of the        Registrant's Quarterly Report on Form 10-Q
         Registrant on April 6, 1995)                         for the fiscal quarter ended April 1, 1995
                                                              (File No. 0-19768) [Exhibit 4(c)]
4(a)     Form of Series A Warrant                             Included in Exhibit 2(a) above
4(b)     Form of Series B Warrant                             Included in Exhibit 2(a) above
4(c)     Form of Series C Warrant                             Included in Exhibit 2(a) above
4(d)     Credit Agreement, dated as of December 4, 1998, by   Incorporated herein by reference to the
         and among the Registrant; OM Scott International     Registrant's Current Report on Form 8-K
         Investments Ltd., Miracle Garden Care Limited,       dated December 11, 1998 (File No. 1-11593)
         Scotts Holdings Limited, Hyponex Corporation,        [Exhibit 4]
         Scotts Miracle-Gro Products, Inc., Scotts-Sierra
         Horticultural Products Company, Republic Tool &
         Manufacturing Corp., Scotts-Sierra Investments,
         Inc., Scotts France Holdings SARL, Scotts Holding
         GmbH, Scotts Celaflor GmbH & Co. KG, Scotts France
         SARL, Scotts Belgium 2 BVBA and The Scotts Company
         (UK) Ltd. as Subsidiary Borrowers; the lenders
         party thereto; The Chase Manhattan Bank as
         Administrative Agent; Salomon Smith Barney, Inc. as
         Syndication Agent; Credit Lyonnais Chicago Branch
         and NBD Bank as Co-Documentation Agents; and Chase
         Securities Inc. as Lead Arranger and as Book
         Manager
4(e)     Waiver, dated as of January 19, 1999, to the Credit  Incorporated herein by reference to the
         Agreement, dated as of December 4, 1998, among the   Registrant's Annual Report on Form 10-K
         Registrant; OM Scott International Investments       for the fiscal year ended September 30,
         Ltd., Miracle Garden Care Limited, Scotts Holdings   1999 (File No. 1-11593) [Exhibit 4(e)]
         Limited, Hyponex Corporation, Scotts Miracle-Gro
         Products, Inc., Scotts-Sierra Horticultural
         Products Company, Republic Tool & Manufacturing
         Corp., Scotts-Sierra Investments, Inc., Scotts
         France Holdings SARL, Scotts Holding GmbH, Scotts
         Celaflor GmbH & Co. KG, Scotts France SARL, Scotts
         Belgium 2 BVBA, The Scotts Company (UK) Ltd. and
         other subsidiaries of the Registrant who are also
         borrowers from time to time; the lenders party
         thereto; The Chase Manhattan Bank as Administrative
         Agent; Salomon Smith Barney, Inc. as Syndication
         Agent; Credit Lyonnais Chicago Branch and NBD Bank
         as Co-Documentation Agents; and Chase Securities
         Inc., as Lead Arranger and Book Manager

                                      ----

Exhibit
  No.                        Description                                       Location
--------------------------------------------------------------------------------------------------------
4(f)     Amendment No. 1 and Consent dated as of October 13,  Incorporated herein by reference to the
         1999 to the Credit Agreement, dated as of December   Registrant's Annual Report on Form 10-K
         4, 1998, as amended by the Waiver, dated as of       for the fiscal year ended September 30,
         January 19, 1999, among the Registrant; OM Scott     1999 (File No. 1-11593) [Exhibit 4(f)]
         International Investments Ltd., Miracle Garden Care
         Limited, Scotts Holdings Limited, Hyponex
         Corporation, Scotts Miracle-Gro Products, Inc.,
         Scotts-Sierra Horticultural Products Company,
         Republic Tool & Manufacturing Corp., Scotts-Sierra
         Investments, Inc. Scotts France Holdings SARL,
         Scotts Holding GmbH, Scotts Belgium 2 BVBA, The
         Scotts Company (UK) LTD., Scotts Canada Ltd.,
         Scotts Europe B.V., ASEF B.V. and other
         subsidiaries of the Registrant who are also
         borrowers from time to time; the lenders party
         thereto; The Chase Manhattan Bank as Administrative
         Agent; Salomon Smith Barney, Inc. as Syndication
         Agent; Credit Lyonnais Chicago and NBD Bank as
         Co-Documentation Agents; and Chase Securities Inc.
         as Lead Arranger and Book Manager
4(g)     Waiver No. 2, dated as of February 14, 2000, to the  Incorporated herein by reference to the
         Credit Agreement, dated as of December 4, 1998, as   Registrant's Quarterly Report on Form 10-Q
         amended by the Waiver, dated as of January 19,       for the fiscal quarter ended April 1, 2000
         1999, and the Amendment No. 1 and Consent, dated as  (File No. 1-13292) [Exhibit 4(h)]
         of October 13, 1999, among the Registrant; OM Scott
         International Investments Ltd., Miracle Garden Care
         Limited, Scotts Holdings Limited, Hyponex
         Corporation, Scotts Miracle-Gro Products, Inc.,
         Scotts-Sierra Horticultural Products Company,
         Republic Tool & Manufacturing Corp., Scotts-Sierra
         Investments, Inc., Scotts France Holdings SARL,
         Scotts Holding GmbH, Scotts Celaflor GmbH & Co. KG,
         Scotts France SARL, Scotts ASEF BVBA (fka Scotts
         Belgium 2 BVBA), The Scotts Company (UK) Ltd.,
         Scotts Canada Ltd., Scotts Europe B.V., ASEF B.V.,
         Scotts Australia PTY Ltd., and other subsidiaries
         of the Registrant who are also borrowers from time
         to time; the lenders party thereto; The Chase
         Manhattan Bank as Administrative Agent; Salomon
         Smith Barney, Inc. as Syndication Agent; Credit
         Lyonnais Chicago Branch and Bank One, Michigan, as
         successor to NBD Bank, as Co-Documentation Agents;
         and Chase Securities Inc., as Lead Arranger and
         Book Manager

                                      ----

Exhibit
  No.                        Description                                       Location
--------------------------------------------------------------------------------------------------------
4(h)     Amendment No. 2, dated as of June 9, 2000, to the    Incorporated herein by reference to the
         Credit Agreement, dated as of December 4, 1998, as   Registrant's Quarterly Report on Form 10-Q
         amended by the Waiver, dated as of January 19,       for the fiscal quarter ended July 1, 2000
         1999, the Amendment No. 1 and Consent, dated as of   (File No. 1-13292) [Exhibit 4(i)]
         October 13, 1999, and the Waiver No. 2, dated as of
         February 14, 2000, among the Registrant; OM Scott
         International Investments Ltd., Miracle Garden Care
         Limited, Scotts Holdings Limited, Hyponex
         Corporation, Scotts Miracle-Gro Products, Inc.,
         Scotts-Sierra Horticultural Products Company,
         Republic Tool & Manufacturing Corp., Scotts-Sierra
         Investments, Inc., Scotts France Holdings SARL,
         Scotts Holding GmbH, Scotts Celaflor GmbH & Co. KG,
         Scotts France SARL, Scotts ASEF BVBA (fka Scotts
         Belgium 2 BVBA), The Scotts Company (UK) Ltd.,
         Scotts Canada Ltd., Scotts Europe B.V., ASEF B.V.,
         Scotts Australia PTY Ltd., and other subsidiaries
         of the Registrant who are also borrowers from time
         to time; the lenders party thereto; The Chase
         Manhattan Bank as Administrative Agent; Salomon
         Smith Barney, Inc. as Syndication Agent; Credit
         Lyonnais Chicago Branch and Bank One, Michigan, as
         successor to NBD Bank, as Co-Documentation Agents;
         and Chase Securities Inc., as Lead Arranger and
         Book Manager
4(i)     Amended and Restated Credit Agreement, dated as of   *
         December 5, 2000, among the Registrant, as
         Borrower; the subsidiaries of the Registrant who
         are also borrowers from time to time; the lenders
         party thereto; Salomon Smith Barney Inc., as
         Syndication Agent; Credit Lyonnais New York Branch,
         as Co-Documentation Agent; Bank One, Michigan, as
         successor to NBD Bank, as Co-Documentation Agent;
         The Chase Manhattan Bank as Administrative Agent;
         and Chase Securities Inc., as Lead Arranger and
         Book Manager
4(j)     Indenture dated as of January 21, 1999 between The   Incorporated herein by reference to the
         Scotts Company and State Street Bank and Trust       Registrant's Registration Statement on
         Company, as Trustee                                  Form S-4 filed on April 21, 1999
                                                              (Registration No. 333-76739) [Exhibit 4]
10(a)    The O.M. Scott & Sons Company Excess Benefit Plan,   Incorporated herein by reference to the
         effective October 1, 1993                            Annual Report on Form 10-K for the fiscal
                                                              year ended September 30, 1993, of The
                                                              Scotts Company, a Delaware corporation
                                                              (File No. 0-19768) [Exhibit 10(h)]
10(b)    The Scotts Company 1992 Long Term Incentive Plan     Incorporated herein by reference to the
         (as amended through May 15, 2000)                    Registrant's Quarterly Report on Form 10-Q
                                                              for the fiscal quarter ended April 1, 2000
                                                              (File No. 1-13292) [Exhibit 10(b)]
10(c)    The Scotts Company 2000 Executive Annual Incentive   *
         Plan

                                      ----

Exhibit
  No.                        Description                                       Location
--------------------------------------------------------------------------------------------------------
10(d)    The Scotts Company 1996 Stock Option Plan (as        Incorporated herein by reference to the
         amended through May 15, 2000)                        Registrant's Quarterly Report on Form 10-Q
                                                              for the fiscal quarter ended April 1, 2000
                                                              (File No. 1-13292) [Exhibit 10(d)]
10(e)    Specimen form of Stock Option Agreement (as amended  Incorporated herein by reference to the
         through August 1, 2000) for Non-Qualified Stock      Registrant's Quarterly Report on Form 10-Q
         Options granted to employees under The Scotts        for the fiscal quarter ended July 1, 2000
         Company 1996 Stock Option Plan                       (File No. 1-13292) [Exhibit 10(l)]
10(f)    The Scotts Company Executive Retirement Plan         Incorporated herein by reference to the
                                                              Registrant's Annual Report on Form 10-K
                                                              for the fiscal year ended September 30,
                                                              1998 (File No. 1-11593) [Exhibit 10(j)]
10(g)    The Scotts Company Millennium Growth Plan            Incorporated herein by reference to the
         (effective October 1, 1999)                          Registrant's Quarterly Report on Form 10-Q
                                                              for the fiscal quarter ended April 1, 2000
                                                              (File No. 1-13292) [Exhibit 10(w)]
10(h)    Employment Agreement, dated as of August 7, 1998,    Incorporated herein by reference to the
         between the Registrant and Charles M. Berger, and    Registrant's Annual Report on Form 10-K
         three attached Stock Option Agreements with the      for the fiscal year ended September 30,
         following effective dates: September 23, 1998,       1998 (File No. 1-11593) [Exhibit 10(n)]
         October 21, 1998 and September 24, 1999
10(i)    Stock Option Agreement, dated as of August 7, 1996,  Incorporated herein by reference to the
         between the Registrant and Charles M. Berger         Registrant's Annual Report on Form 10-K
                                                              for the fiscal year ended September 30,
                                                              1996 (File No. 1-11593) [Exhibit 10(m)]
10(j)    Employment Agreement, dated as of May 19, 1995,      Incorporated herein by reference to the
         between the Registrant and James Hagedorn            Registrant's Annual Report on Form 10-K
                                                              for the fiscal year ended September 30,
                                                              1995 (File No. 1-11593) [Exhibit 10(p)]
10(k)    Letter Agreement, dated December 23, 1996, between   Incorporated herein by reference to the
         the Registrant and Jean H. Mordo                     Registrant's Annual Report on Form 10-K
                                                              for the fiscal year ended September 30,
                                                              1997 (File No. 1-11593) [Exhibit 10(p)]
10(l)    Termination Letter Agreement, dated November 6,      *
         2000, between the Registrant and Jean H. Mordo
10(m)    Letter Agreement, dated April 10, 1997, between the  Incorporated herein by reference to the
         Registrant and G. Robert Lucas                       Registrant's Annual Report on Form 10-K
                                                              for the fiscal year ended September 30,
                                                              1997 (File No. 1-11593) [Exhibit 10(r)]
10(n)    Letter Agreement, dated December 17, 1997, between   Incorporated herein by reference to the
         the Registrant and William R. Radon                  Registrant's Annual Report on Form 10-K
                                                              for the fiscal year ended September 30,
                                                              1998 (File No. 1-11593) [Exhibit 10(s)]

                                      ----

Exhibit
  No.                        Description                                       Location
--------------------------------------------------------------------------------------------------------
10(o)    Letter Agreement, dated March 30, 1998, between the  Incorporated herein by reference to the
         Registrant and William A. Dittman                    Registrant's Annual Report on Form 10-K
                                                              for the fiscal year ended September 30,
                                                              1998 (File No. 1-11593) [Exhibit 10(t)]
10(p)    Letter Agreement, dated March 16, 1999, between the  Incorporated herein by reference to the
         Registrant and Hadia Lefavre                         Registrant's Annual Report on Form 10-K
                                                              for the fiscal year ended September 30,
                                                              1999 (File No. 1-11593) [Exhibit 10(p)]
10(q)    Letter Agreement, dated June 8, 2000, between the    *
         Registrant and Patrick J. Norton
10(r)    Contract of Employment, dated February 28, 1986,     Incorporated herein by reference to the
         between Rhodic (assumed by Scotts France SAS) and    Registrant's Annual Report on Form 10-K
         Christian Ringuet                                    for the fiscal year ended September 30,
                                                              1999 (File No. 1-11593) [Exhibit 10(r)]
10(s)    Employment Agreement, dated August 1, 1995, between  Incorporated herein by reference to the
         Scotts Europe B.V. (now Scotts International B.V.)   Registrant's Annual Report on Form 10-K
         and Laurens J.M. de Kort                             for the fiscal year ended September 30,
                                                              1999 (File No. 1-11593) [Exhibit 10(s)]
10(t)    Service Agreement, dated September 9, 1998, between  Incorporated herein by reference to the
         Levington Horticulture Limited (nka The Scotts       Registrant's Annual Report on Form 10-K
         Company (UK) Ltd.) and Nicholas Kirkbride            for the fiscal year ended September 30,
                                                              1999 (File No. 1-11593) [Exhibit 10(t)]
10(u)    Exclusive Distributor Agreement -- Horticulture,     Incorporated herein by reference to the
         effective as of June 22, 1998, between the           Registrant's Annual Report on Form 10-K
         Registrant and AgrEvo USA                            for the fiscal year ended September 30,
                                                              1998 (File No. 1-11593) [Exhibit 10(v)]
10(v)    Amended and Restated Exclusive Agency and Marketing  Incorporated herein by reference to the
         Agreement, dated as of September 30, 1998, between   Registrant's Annual Report on Form 10-K
         Monsanto Company (now Pharmacia Corporation) and     for the fiscal year ended September 30,
         the Registrant (replaces and supersedes Exhibit      1999 (File No. 1-11593) [Exhibit 10(v)]
         2(b) to the Registrant's Quarterly Report on Form
         10-Q for the fiscal quarter ended April 3, 1999
         (File No. 1-11593))**
21       Subsidiaries of the Registrant                       *
23       Consent of Independent Accountants                   *
27       Financial Data Schedule                              *

---------------
 * Filed herewith.

** Certain portions of this Exhibit have been omitted based upon an Order
   Granting Confidential Treatment from the Securities and Exchange Commission ("SEC"), dated March 17, 2000, extending through December 1, 2001.

                                      ----
                                       115