Form 10-Q
period 2000-12-30
SCOTTS COMPANY
filed 2001-02-13
CIK 825542

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 2000

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

             28,451,737                          Outstanding at February 7, 2001
Common Shares, voting, no par value

                       THE SCOTTS COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                                               PAGE NO.
                                                                                                               --------

PART I. FINANCIAL INFORMATION:

Item 1.           Financial Statements
                  Condensed, Consolidated Statements of Operations - Three month
                  periods ended December 30, 2000 and January 1, 2000.....................................            3

                  Condensed, Consolidated Statements of Cash Flows - Three month periods
                  ended December 30, 2000 and January 1, 2000.............................................            4

                  Condensed, Consolidated Balance Sheets - December 30, 2000, January 1, 2000
                  and September 30, 2000..................................................................            5

                  Notes to Condensed, Consolidated Financial Statements...................................         6-24

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...................................................................        25-35

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.......................................................................           36

Item 4.           Submission of Matters to a Vote of Security Holders.....................................           36

Item 6.           Exhibits and Reports on Form 8-K........................................................           38

Signatures        ........................................................................................           39

Exhibit Index     ........................................................................................           40

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                               THE SCOTTS COMPANY
                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                                               THREE MONTHS ENDED
                                                                                               ------------------
                                                                                         DECEMBER 30,      JANUARY 1,
                                                                                            2000             2000
                                                                                            ----             ----

Net sales..........................................                                      $     152.6     $     191.5
Cost of sales......................................                                            114.3           117.6
                                                                                         ------------    -----------
       Gross profit ...............................                                             38.3            73.9
Gross commission earned from
   agency agreement ...............................                                             (0.1)            0.3
Costs associated with agency agreement ............                                              4.6             3.7
                                                                                         ------------    -----------
       Net commission earned from agency
         agreement ................................                                             (4.7)           (3.4)
Operating expenses:
   Advertising and promotion ......................                                             16.2            23.7
   Selling, general and administrative ............                                             75.7            68.1
   Amortization of goodwill and other intangibles..                                              6.8             5.5
Other expense (income), net .......................                                             (1.1)            1.3
                                                                                         ------------    ------------
Loss from operations ..............................                                            (64.0)          (28.1)
Interest expense ..................................                                             21.3            23.7
                                                                                         ------------    ------------
Loss before income taxes ..........................                                            (85.3)          (51.8)
Income taxes ......................................                                            (34.1)          (21.0)
                                                                                         ------------    ------------
Net loss  .........................................                                            (51.2)          (30.8)
Payments to preferred shareholders ................                                               --             6.4
                                                                                         ------------    ------------
Loss applicable to common shareholders.............                                      $     (51.2)    $     (37.2)
                                                                                         ============    ============

Basic earnings per share...........................                                      $     (1.83)    $    (1.32)
                                                                                         ============    ============

Diluted earnings per share.........................                                      $     (1.83)    $    (1.32)
                                                                                         ============    ============

Common shares used in basic earnings
   per share calculation ..........................                                             28.0            28.2
                                                                                         ============    ============
Common shares and potential common
   shares used in diluted earnings
   per share calculation...........................                                             28.0            28.2
                                                                                         ============    ============

See notes to condensed, consolidated financial statements

                               THE SCOTTS COMPANY
                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                                               THREE MONTHS ENDED
                                                                                               ------------------
                                                                                          DECEMBER 30,   JANUARY 1,
                                                                                              2000          2000
                                                                                              ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ......................................................................          $     (51.2)    $     (30.8)
Adjustments to reconcile net loss to net cash
   from operating activities:
   Depreciation and amortization...............................................                 16.9            17.0
   Net change in certain components of working capital.........................               (171.0)         (150.9)
   Net change in other assets and liabilities and other adjustments............                  4.3            (4.6)
                                                                                         -----------     -----------
       Net cash used in operating activities...................................               (201.0)         (169.3)
                                                                                         -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in property, plant and equipment.................................                (12.9)           (7.2)
   Investment in acquired businesses, net of cash acquired ....................                 (8.1)             --
                                                                                         -----------     -----------
       Net cash used in investing activities...................................                (21.0)           (7.2)
                                                                                         -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving and bank lines of credit ....................                221.7           202.1
   Gross borrowings under term loans...........................................                260.0              --
   Gross repayments under term loans...........................................               (264.5)           (6.3)
   Financing and issuance fees.................................................                 (1.4)             --
   Payments to preferred shareholders..........................................                   --            (6.4)
   Repurchase of treasury shares...............................................                   --           (21.0)
   Cash received from the exercise of stock options............................                  3.3             0.2
   Other, net .................................................................                 (8.8)           (5.8)
                                                                                         -----------     -----------
       Net cash provided by financing activities...............................                210.3           162.8
                                                                                         -----------     -----------
Effect of exchange rate changes on cash........................................                  0.7            (0.8)
                                                                                         -----------     -----------
Net decrease in cash...........................................................                (11.0)          (14.5)
Cash and cash equivalents at beginning of period ..............................                 33.0            30.3
                                                                                         -----------     -----------
Cash and cash equivalents at end of period.....................................          $      22.0     $      15.8
                                                                                         ===========     ===========

See notes to condensed, consolidated financial statements

                               THE SCOTTS COMPANY
                     CONDENSED, CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                                    UNAUDITED
                                                                          DECEMBER 30,    JANUARY 1,     SEPTEMBER 30,
                                                                              2000          2000             2000
                                                                              ----          ----             ----
ASSETS
Current assets:
   Cash and cash equivalents.......................................       $      22.0    $      15.8     $      33.0
   Accounts receivable, less allowances of $19.2,
     $17.5 and $11.7, respectively ................................             208.9          225.3           216.0
   Inventories, net ...............................................             450.3          442.1           307.5
   Current deferred tax asset .....................................              28.7           28.6            25.1
   Prepaid and other assets .......................................              58.1           60.3            62.3
                                                                          -----------    -----------     -----------
       Total current assets .......................................             768.0          772.1           643.9
Property, plant and equipment, net ................................             294.1          256.0           290.5
Intangible assets, net ............................................             746.6          774.0           743.1
Other assets ......................................................              84.8           72.7            83.9
                                                                          -----------    -----------     -----------
       Total assets ...............................................       $   1,893.5    $   1,874.8     $   1,761.4
                                                                          ===========    ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt ................................................       $      67.2    $     120.4     $      49.4
   Accounts payable ...............................................             173.0          149.5           153.0
   Accrued liabilities ............................................             151.6          153.0           207.4
                                                                          -----------    -----------     -----------
       Total current liabilities ..................................             391.8          422.9           409.8
Long-term debt ....................................................           1,015.6        1,006.5           813.4
Other liabilities .................................................              51.8           63.5            60.3
                                                                          -----------    -----------     -----------
       Total liabilities ..........................................           1,459.2        1,492.9         1,283.5
                                                                          ===========    ===========     ===========

Commitments and contingencies
Shareholders' equity:
   Class A Convertible Preferred Stock, no par value ..............               -              -               -
   Common shares, no par value per share,
     $.01 stated value per share, issued 31.3,
     31.4 and 31.3, respectively ..................................               0.3            0.3             0.3
   Capital in excess of par value .................................             390.2          387.9           389.3
   Retained earnings ..............................................             145.6           92.9           196.8
   Treasury stock, 3.2, 3.4, and 3.4 shares,
     respectively, at cost ........................................             (80.8)         (82.9)          (83.5)
   Accumulated other comprehensive expense ........................             (21.0)         (16.3)          (25.0)
                                                                          ------------   -----------     -----------
       Total shareholders' equity .................................             434.3          381.9           477.9
                                                                          -----------    -----------     -----------
Total liabilities and shareholders' equity ........................       $   1,893.5    $   1,874.8     $   1,761.4
                                                                          ===========    ===========     ===========

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

         The condensed, consolidated balance sheets as of December 30, 2000 and January 1, 2000, and the related condensed, consolidated statements of operations and of cash flows for the three month periods then ended, are unaudited; however, in the opinion of management, such financial statements contain all adjustments necessary for the fair presentation of the Company's financial position and results of operations. Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the financial statements and accompanying notes in Scotts' fiscal 2000 Annual Report on Form 10-K.

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

         DERIVATIVE INSTRUMENTS

         In the normal course of business, the Company is exposed to fluctuations in interest rates and the value of foreign currencies. The Company has established policies and procedures that govern the management of these exposures through the use of a variety of financial instruments. The Company employs various financial instruments, including forward exchange contracts, and swap agreements, to manage certain of the exposures when practical. By policy, the

         Company does not enter into such contracts for the purpose of speculation or use leveraged financial instruments. The Company's derivatives activities are managed by the chief financial officer and other senior management of the Company in consultation with the Finance Committee of the Board of Directors. These activities include establishing the Company's risk-management philosophy and objectives, providing guidelines for derivative-instrument usage and establishing procedures for control and valuation, counterparty credit approval and the monitoring and reporting of derivative activity. The Company's objective in managing its exposure to fluctuations in interest rates and foreign currency exchange rates is to decrease the volatility of earnings and cash flows associated with changes in the applicable rates and prices. To achieve this objective, the Company primarily enters into forward exchange contracts and swap agreements whose values change in the opposite direction of the anticipated cash flows. Derivative instruments related to forecasted transactions are considered to hedge future cash flows, and the effective portion of any gains or losses are included in other comprehensive income until earnings are affected by the variability of cash flows. Any remaining gain or loss is recognized currently in earnings. The cash flows of the derivative instruments are expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the hedged risk. If it becomes probable that a forecasted transaction will no longer occur, the derivative will continue to be carried on the balance sheet at fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings.

         To manage certain of its cash flow exposures, the Company has entered into forward exchange contacts and interest rate swap agreements. The forward exchange contracts are designated as hedges of the Company's foreign currency exposure associated with future cash flows. Amounts payable or receivable under forward exchange contracts are recorded as adjustments to selling, general and administrative expense. The interest rate swap agreements are designated as hedges of the Company's interest rate risk associated with certain variable rate debt. Amounts payable or receivable under the swap agreements are recorded as adjustments to interest expense. Gains or losses resulting from valuing these swaps at fair value are recorded in other comprehensive income.

         The Company adopted FAS 133 as of October 2000. Since adoption, there were no gains or losses recognized in earnings for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness.

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

         RECLASSIFICATIONS

         Certain reclassifications have been made in prior periods' financial statements to conform to fiscal 2001 classifications.

2.       AGENCY AGREEMENT

         Effective September 30, 1998, the Company entered into an agreement with Monsanto Company ("Monsanto", now known as Pharmacia Corporation) for exclusive domestic and international marketing and agency rights to Monsanto's consumer Roundup(R) herbicide products. Under the terms of the agreement, the Company is entitled to receive an annual commission from Monsanto in consideration for the performance of its duties as agent. The annual commission is calculated as a percentage of the actual earnings before interest and income taxes
         (EBIT), as defined in the agreement, of the Roundup(R) business. Each year's percentage varies in accordance with the terms of the agreement based on the achievement of two earnings thresholds and commission rates that vary by threshold and program year. The agreement also requires the Company to make fixed annual payments to Monsanto as a contribution against the overall expenses of the Roundup(R) business. The annual fixed payment is defined as $20 million. However, portions of the annual payments for the first three years of the agreement are deferred. No payment was required for the first year (fiscal 1999), a payment of $5 million was required for the second year and a payment of $15 million is required for the third year so that a total of $40 million of the contribution payments are deferred. Beginning in the fifth year of the agreement, the annual payments to Monsanto increase to at least $25 million, which include per annum charges at 8%. The annual payments may be increased above $25 million if certain significant earnings targets are exceeded. If all of the deferred contribution amounts are paid prior to 2018, the annual contribution payments revert to $20 million. Regardless of whether the deferred contribution amounts are paid, all contribution payments cease entirely in 2018.

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

         The express terms of the agreement permit the Company to terminate the agreement only upon Material Breach, Material Fraud or Material Willful Misconduct by Monsanto, as such terms are defined in the agreement, or upon the sale of the Roundup business by Monsanto. In such instances, the agreement permits the Company to avoid payment of any deferred contribution and related per annum charge. The Company's basis for not recording a financial liability to Monsanto for the deferred portions of the annual contribution and per annum charge is based on management's assessment and consultations with the Company's legal counsel and the Company's independent accountants. In addition, the Company has obtained a legal opinion from The Bayard Firm, P.A., which concluded, subject to certain qualifications, that if the matter were litigated, a Delaware court would likely conclude that the Company is entitled to terminate the agreement at will, with appropriate prior notice, without incurring significant economic penalty, and avoid paying the unpaid deferred amounts. The Company has concluded that, should the Company elect to terminate the agreement at any balance sheet date, it will not incur significant economic consequences as a result of such action.

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

         The Company's conclusion is not free from challenge and, in fact, would likely be challenged if the Company were to terminate the agreement. If it were determined that, upon termination, the Company must pay any remaining deferred contribution amounts and related per annum charges, the resulting charge to earnings could have a material impact on the Company's results of operations and financial position. At December 30, 2000, contribution payments and related per annum charges of approximately $40.1 million had been deferred under the agreement. This amount is considered a contingent obligation and has not been reflected in the financial statements as of and for the three months then ended.

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

3.       INVENTORIES

         Inventories, net of provisions for slow moving and obsolete inventory of $22.7 million, $30.9 million, and $20.1 million, respectively, consisted of:

                                    DECEMBER 30,   JANUARY 1,     SEPTEMBER 30,
                                        2000          2000            2000
                                        ----          ----            ----

Finished goods....................  $     359.8    $     346.5     $     232.9
Raw materials.....................         89.8           94.6            73.7
                                    -----------    -----------     -----------
FIFO cost.........................        449.6          441.1           306.6
LIFO reserve......................          0.7            1.0             0.9
                                    -----------    -----------     -----------
Total  ...........................  $     450.3    $     442.1     $     307.5
                                    ===========    ===========     ===========


4.     INTANGIBLE ASSETS, NET

                                    DECEMBER 30,   JANUARY 1,     SEPTEMBER 30,
                                        2000          2000            2000
                                        ----          ----            ----

Goodwill..........................  $     281.4    $     499.1     $     280.4
Trademarks........................        334.9          202.4           331.1
Other  ...........................        130.3           72.5           131.6
                                    -----------    -----------     -----------
Total  ...........................  $     746.6    $     774.0     $     743.1
                                    ===========    ===========     ===========

5.   LONG-TERM DEBT

                                         DECEMBER 30, JANUARY 1,   SEPTEMBER 30,
                                             2000        2000          2000
                                             ----        ----          ----

Revolving loans under credit facility....$     263.4  $     257.8   $      37.3
Term loans under credit facility.........      454.9        502.9         452.2
Senior Subordinated Notes................      319.6        318.3         319.2
Notes due to sellers ....................       28.7         30.9          36.4
Amounts due to the State of Ohio.........        7.6            -           7.9
Foreign bank borrowings and term loans...        6.2         14.2           7.1
Capital lease obligations and other .....        2.4          2.8           2.7
                                         -----------  -----------   -----------
                                             1,082.8      1,126.9         862.8
Less current portions....................       67.2        120.4          49.4
                                         -----------  -----------   -----------
                                         $   1,015.6  $   1,006.5   $     813.4
                                         ===========  ===========   ===========


         The Company's credit facility provides for borrowings in the aggregate principal amount of $1.1 billion and consists of term loan facilities in the aggregate amount of $525 million and a revolving credit facility in the amount of $575 million. Financial covenants included as part of the facility include, amongst others, minimum net worth, interest coverage and net leverage ratios.

         In December 2000, the Company entered into an Amended and Restated Credit Agreement (the "Amended Agreement"). Under the terms of the Amended Agreement, the Company entered into a new Tranche B Term Loan Facility with an aggregate principal amount of $260 million, the proceeds of which repaid the then outstanding principal amount of the original Tranche B and C facilities. The new Tranche B Term Loan Facility will be repaid in quarterly installments of $0.25 million beginning June 30, 2001 through December 31, 2006, quarterly installments of $63.5 million beginning March 31, 2007 through September 30, 2007 and a final quarterly installment of $63.8 million on December 31, 2007. The new Tranche B Term Loan Facility bears interest at a variable rate that is less than the rates on the original Tranche B and C facilities. Under the terms of the Amended Agreement, the Revolving Credit Facility was increased from $500 million to $575 million and the net worth covenant under the original credit facility was amended to be measured only during the Company's second through fourth fiscal quarters. At the time the Company entered into the Amended Agreement, the amounts outstanding under the original Tranche B and C facilities were prepayable without penalty.

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

         In conjunction with the acquisitions of Rhone-Poulenc Jardin and Sanford Scientific, Inc., notes were issued for certain portions of the total purchase price or other consideration that are to be paid in annual installments over a four-year period. The present value of the remaining note payments at December 30, 2000 is $17.4 million and $4.2 million, respectively. The Company is imputing interest on the non-interest bearing notes using an interest rate prevalent for similar instruments at the time of acquisition (approximately 9% and 8%, respectively).

         In conjunction with other recent acquisitions, notes were issued for certain portions of the total purchase price that are to be paid in annual installments over periods ranging from four to five years. The present value of the remaining note payments is $7.1 million at December 30, 2000. The Company is imputing interest on the non-interest bearing notes using an interest rate prevalent for similar instruments at the time of the acquisitions (approximating 8%).

         In May 2000, the Company sold its North American headquarters and research facilities to the State of Ohio for approximately $8.0 million and leased these facilities back from the State of Ohio through lease agreements extending through June 2020. The proceeds of the sale were used to fund the expansion of the North American headquarters facility.

         The foreign term loans of $3.2 million issued on December 12, 1997, have an 8-year term and bear interest at 1% below LIBOR. The loans are denominated in Pounds Sterling and can be redeemed, on demand, by the note holder. The foreign bank borrowings of $3.0 million at December 30, 2000 represent lines of credit for foreign operations and are denominated in French Francs.


6.       EARNINGS PER COMMON SHARE

         The following table presents information necessary to calculate basic and diluted earnings per common share ("EPS"). For each period presented, basic and diluted EPS are equal since common share equivalents (stock options, Class A Convertible Preferred Stock and warrants) outstanding for each period were anti-dilutive and thus not considered in the diluted earnings per common share calculations. The Company did not include 1.4 million and 2.1 million potentially dilutive shares in its diluted earnings per share calculation for the three months ended December 30, 2000 and January 1, 2000, respectively, because to do so would have been anti-dilutive.

                                                        THREE MONTHS ENDED
                                                        ------------------
                                                   DECEMBER 30,      JANUARY 1,
                                                       2000             2000
                                                       ----             ----
Net loss.........................................   $     (51.2)    $     (30.8)
Payments to preferred shareholders ..............            --            (6.4)
                                                    ------------    ------------
Loss applicable to common
   shareholders..................................   $     (51.2)    $     (37.2)
Weighted-average common shares
   outstanding during the period ................          28.0            28.2
                                                    ------------    ------------

Basic and diluted earnings per common share......   $     (1.83)    $     (1.32)
                                                    ============    ============


7.       STATEMENT OF COMPREHENSIVE INCOME

         The components of other comprehensive income and total comprehensive income for the three months ended December 30, 2000 and January 1, 2000 are as follows:

                                                        THREE MONTHS ENDED
                                                        ------------------
                                                   DECEMBER 30,      JANUARY 1,
                                                       2000             2000
                                                       ----             ----

Net loss..........................................  $     (51.2)    $     (30.8)
Other comprehensive income (expense):
   Foreign currency translation adjustments ......          3.4            (3.4)
   Change in valuation of derivative instruments..          0.5             0.0
                                                    -----------     -----------
Comprehensive income .............................  $     (47.3)    $     (34.2)
                                                    ===========     ============

8.       CONTINGENCIES

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

         The Company is continuing to meet with the Ohio Attorney General and the Ohio Environmental Protection Agency in an effort to complete negotiations of an amicable resolution of these issues. Negotiations have narrowed the unresolved issues between the Company and the Ohio Attorney General/Ohio Environmental Protection Agency, and the parties anticipate concluding negotiations on an agreed Consent Order, shortly. The parties have agreed to a civil penalty cash payment subject to the successful completion of negotiations on the remaining provisions of a judicial consent order. The Company believes that it has viable defenses to the State's enforcement action, including that it had been proceeding under VAP to address specified environmental issues, and will assert those defenses should an amicable resolution of the State's enforcement action not be reached.

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

         LAFAYETTE

         In July 1990, the Philadelphia District of the U.S. Army Corps of Engineers ("Corps") directed that peat harvesting operations be discontinued at Hyponex's Lafayette, New Jersey facility, based on its contention that peat harvesting and related activities result in the "discharge of dredged or fill material into waters of the United States" and, therefore, require a permit under Section 404 of the Clean Water Act. In May 1992, the United States filed suit in the U.S. District Court for the District of New Jersey seeking a permanent injunction against such harvesting, and civil penalties in an unspecified amount. If the Corps' position is upheld, it is possible that further harvesting of peat from this facility would be prohibited. The Company is defending this suit and is asserting a right to recover its economic losses resulting from the government's actions. The suit was placed in administrative suspension during fiscal 1996 in order to allow the Company and the government an opportunity to negotiate a settlement, and it remains suspended while the parties develop, exchange and evaluate technical data. In July 1997, the Company's wetlands consultant submitted to the government a draft remediation plan. Comments were received and a revised plan was submitted in early 1998. Further comments from the government were received during 1998 and 1999. The Company believes agreement on the remediation plan has essentially been reached. Before this suit can be fully resolved, however, the Company and the government must reach agreement on the government's civil penalty demand. The Company has reserved for its estimate of the probable loss to be incurred under this proceeding as of December 30, 2000. Furthermore, management believes the Company has sufficient raw material supplies available such that service to customers will not be materially adversely affected by continued closure of this peat harvesting operation.

         BRAMFORD

         In the United Kingdom, major discharges of waste to air, water and land are regulated by the Environment Agency. The Scotts (UK) Ltd. fertilizer facility in Bramford (Suffolk), United Kingdom, is subject to environmental regulation by this Agency. Two manufacturing processes at this facility require process authorizations and previously required a waste management license (discharge to a licensed waste disposal lagoon having ceased in July 1999). The Company expects to surrender the waste management license in consultation with the Environment Agency. In connection with the renewal of an authorization, the Environment Agency has identified the need for remediation of the lagoon, and the potential for remediation of a former landfill at the site. The Company intends to comply with the reasonable remediation concerns of the Environment Agency. The Company previously installed an environmental enhancement to the facility to reduce emissions to both air and ground water. Additional work is being undertaken to further reduce emissions to groundwater and surface water. The Company believes that it has adequately addressed the environmental concerns of the Environment Agency regarding emissions to air and groundwater. The Scotts Company (UK) Ltd. has retained an environmental consulting firm to research remediation designs. The Company and the Environment Agency are in discussions over the final plan for remediating the lagoon and the landfill. The Company has reserved for its estimate of the probable loss to be incurred in connection with this matter as of December 30, 2000.

         OTHER ENVIRONMENTAL MATTERS

         The Company has determined that quantities of cement containing asbestos material at certain manufacturing facilities in the United Kingdom should be removed. The Company has reserved for the estimate of costs to be incurred for this matter as of December 30, 2000.

         The Company has accrued $7.2 million at December 30, 2000 for the environmental matters described in Note 8. The significant components of the accrual are: (i) costs for site remediation of $4.7 million;
         (ii) costs for asbestos abatement of $2.0 million; and (iii) fines and penalties of $0.5 million. The significant portion of the costs accrued as of December 30, 2000 are expected to be paid in fiscal 2001 and 2002; however, payments are expected to be made through fiscal 2003 and possibly for a period thereafter.

         The Company believes that the amounts accrued as of December 30, 2000 are adequate to cover its known environmental expenses based on current facts and estimates of likely outcome. However, the adequacy of these accruals is based on several significant assumptions:

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

         AGREVO ENVIRONMENTAL HEALTH, INC.

         On June 3, 1999, AgrEvo Environmental Health, Inc. ("AgrEvo") (which is reported to have changed its name to Aventis Environmental Health Science USA LP) filed a complaint in the U.S. District Court for the Southern District of New York (the "New York Action"), against the Company, a subsidiary of the Company and Monsanto (now Pharmacia) seeking damages and injunctive relief for alleged antitrust violations and breach of contract by the Company and its subsidiary and antitrust violations and tortious interference with contract by Monsanto. The Company purchased a consumer herbicide business from AgrEvo in May 1998. AgrEvo claims in the suit that the Company's subsequent agreement to become Monsanto's exclusive sales and marketing agent for Monsanto's consumer Roundup(R) business violated the federal antitrust laws. AgrEvo contends that Monsanto attempted to or did monopolize the market for non-selective herbicides and conspired with the Company to eliminate the herbicide the Company previously purchased from AgrEvo, which competed with Monsanto's Roundup(R), in order to achieve or maintain a monopoly position in that market. AgrEvo also contends that the Company's execution of various agreements with Monsanto, including the Roundup(R) marketing agreement, as well as the Company's subsequent actions, violated the purchase agreements between AgrEvo and the Company.

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

         If the above actions are determined adversely to the Company, the result could have a material adverse effect on the Company's results of operations, financial position and cash flows.

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

         On July 7, 2000, Central Garden filed suit against the Company and Pharmacia in the U.S. District Court for the Northern District of California (San Francisco Division) alleging various claims, including breach of contract and violations of federal antitrust laws, and seeking an unspecified amount of damages and injunctive relief. On October 26, 2000, after a notice hearing, the District Court dismissed all of Central Garden's breach of contract claims for lack of subject matter jurisdiction. On November 17, 2000, Central Garden filed an amended complaint in the District Court, re-alleging various claims for violations of federal antitrust laws and also alleging state antitrust claims under the Cartwright Act, Section 16726 of the California Business and Professions Code. On October 31, 2000, Central Garden filed an additional complaint against the Company and Pharmacia in the California Superior Court of Contra Costa County. The complaint seeks to assert the breach of contract claims previously dismissed by the District Court and additional claims under Section 17200 of the California Business and Professional Code. On December 4, 2000, defendants Scotts and Pharmacia jointly filed a motion to stay this action based on the pendency of prior lawsuits (including the two described above) that involve the same subject matter. At a hearing on January 29, 2001, the Superior Court stayed the state court action pending before it. Also on that same date, Central Garden filed its answer and cross-claims and counterclaims in the Missouri action. In its cross-claims, Central Garden seeks an unspecified amount of damages for alleged contractual breaches by the Company with respect to the agreements which are the subject of the Missouri and Ohio actions described above. In addition, Central Garden has included cross-claims under California's Section 17200 on behalf of the general public and/or third party purchasers of the Company's products. Central Garden seeks injunctive and restitutionary relief pursuant to this newly added action. The Company believes that Central Garden's federal and state claims are entirely without merit and intends to vigorously defend against them.

9.       SUBSEQUENT EVENTS

         On January 1, 2001, the Company acquired the Substral(R) brand and consumer plant care business from Henkel KgaA. Substral is a leading consumer fertilizer brand in many European countries including Germany, Austria, Belgium, France and the Nordics. Under the terms of the Asset Purchase Agreement, the Company acquired specified working capital and intangible assets associated with the Substral business. The purchase price will be determined based on the value of the working capital assets acquired and the performance of the business for the period from June 15, 2000 to December 31, 2000. Management estimates that the final purchase price will be approximately $40-$45 million. On December 29, 2000 the Company advanced $6.9 million to Henkel KgaA toward the Substral purchase price.


10.      NEW ACCOUNTING STANDARDS

         In May 2000, the Emerging Issues Task Force (EITF) reached consensus on Issue 00-14 "Accounting for Certain Sales Incentives". This issue requires certain sales incentives (e.g., discounts, rebates, coupons) offered by the Company to distributors, retail customers and consumers to be classified as a reduction of sales revenue. Like many other consumer products companies, the Company has historically classified these costs as advertising, promotion, or selling expenses. The guidance is effective for the fourth quarter of fiscal years beginning after December 15, 1999. The Company has adopted the guidance for the first quarter of fiscal 2001 and does not anticipate that the new accounting policy will impact fiscal 2001 results of operations.

         In January 2001, the EITF reached consensus on Issue 00-22
         "Accounting for Points and Certain Other Time or Volume-Based Sales Incentive Offers". This issue requires certain allowance and discounts (e.g., volume discounts) paid to distributors and retail customers to be classified as a reduction of sales revenue. Like many other consumer products companies, the Company has historically classified these costs as advertising, promotion, or selling expenses. The guidance is effective for the Company's second fiscal quarter of fiscal 2001. The Company does not anticipate that the new accounting policy will impact fiscal 2001 results of operations.

11.      SEGMENT INFORMATION

         The Company is divided into three reportable segments - North American Consumer, Global Professional and International Consumer. The North American Consumer segment consists of the Lawns, Gardens, Growing Media, Ortho, Lawn Service and Canadian business units. These segments differ from those used in the prior year due to the sale of the Company's professional turfgrass business in May 2000 and the resulting change in management reporting structure.

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

         The Global Professional segment is focused on a full line of horticulture products including controlled-release and water-soluble fertilizers and plant protection products, grass seed, spreaders, custom application services and growing media. Products are sold to lawn and landscape service companies, commercial nurseries and greenhouses and specialty crop growers. Prior to June 2000, this segment also included the Company's North American professional turf business, which was sold in May 2000.

         The International Consumer segment provides products similar to those described above for the North American Consumer segment to consumers in countries other than the United States and Canada.

         The following table presents segment financial information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Pursuant to that statement, the presentation of the segment financial information is consistent with the basis used by management (i.e., certain costs not allocated to business segments for internal management reporting purposes are not allocated for purposes of this presentation). Certain prior year amounts have been restated to conform with the Company's current segment presentation.

                                          NORTH AMERICAN      GLOBAL      INTERNATIONAL      OTHER/
(IN MILLIONS)                                CONSUMER      PROFESSIONAL     CONSUMER        CORPORATE        TOTAL
-------------                                --------      ------------     --------        ---------        -----
SALES:
Q1 2001.............................        $      75.5    $      35.2     $      41.9    $        --     $     152.6
Q1 2000.............................        $     101.6    $      40.8     $      49.1    $        --     $     191.5

OPERATING INCOME (LOSS):
Q1 2001 ............................        $     (38.5)   $      (0.1)    $     (10.7)   $     (14.7)    $     (64.0)
Q1 2000.............................        $      (7.8)   $       1.8     $      (5.7)   $     (16.4)    $     (28.1)

OPERATING MARGIN:
Q1 2001.............................              (51.0%)         (0.3%)         (25.5%)           nm           (41.9%)
Q1 2000.............................               (7.7%)          4.4%          (11.6%)           nm           (14.7%)

TOTAL ASSETS:
Q1 2001.............................        $   1,190.9    $     146.4     $     437.2    $     119.0     $   1,893.5
Q1 2000.............................        $   1,175.2    $     143.6     $     474.4    $      81.6     $   1,874.8

nm       Not meaningful.

         Operating income reported for the Company's three operating segments represents earnings before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. Accordingly, corporate operating loss for the three months ended December 30, 2000 and January 1, 2000 includes amortization of certain intangible assets, corporate general and administrative expenses, and certain "other" income/expense not allocated to the business segments.

         Total assets reported for the Company's operating segments include the intangible assets for the acquired business within those segments. Corporate assets primarily include deferred financing and debt issuance costs, corporate fixed assets as well as deferred tax assets.

12.      FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

         In January 1999, the Company issued $330 million of 8 5/8% Senior Subordinated Notes due 2009 to qualified institutional buyers under the provisions of Rule 144A of the Securities Act of 1933. During the first quarter of fiscal 2001, the Company completed the registration of an exchange offer for these Notes under the Securities Act.

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

         The following unaudited information presents consolidating statements of operations, statements of cash flows and balance sheets for the three-month periods ended December 30 and January 1, 2000.

         Separate unaudited financial statements of the individual guarantor subsidiaries have not been provided because management does not believe they would be meaningful to investors.

THE SCOTTS COMPANY
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 30, 2000 (IN MILLIONS)
(UNAUDITED)

                                                           SUBSIDIARY        NON-
                                              PARENT       GUARANTORS     GUARANTORS   ELIMINATIONS      CONSOLIDATED
                                              ------       ----------     ----------   ------------      ------------

Net sales...........................        $      52.1    $      41.3     $      59.2                    $     152.6
Cost of sales.......................               39.3           39.9            35.1                          114.3
                                            -----------    -----------     -----------                    -----------
Gross profit........................               12.8            1.4            24.1                           38.3
Gross commission earned
     from agency agreement..........               (0.1)            --              --                           (0.1)
Costs associated
     with agency agreement..........                4.2            0.0             0.4                            4.6
                                            -----------    -----------     -----------                    -----------
     Net commission.................               (4.3)            --            (0.4)                          (4.7)
Operating expenses:
     Advertising and promotion......                6.4            2.4             7.4                           16.2
     Selling, general and
       administrative...............               44.5            5.1            26.1                           75.7
     Amortization of goodwill
       and other intangibles........                2.3            2.3             2.2                            6.8
Equity loss in subsidiaries.........               15.0             --              --          (15.0)             --
Intracompany allocations............               (3.3)           1.3             2.0                             --
Other expense (income), net ........               (0.8)          (0.3)             --                           (1.1)
                                            -----------    -----------     -----------    -----------     -----------
Income (loss) from operations.......              (55.6)          (9.4)          (14.0)          15.0           (64.0)
Interest (income) expense...........               19.6           (3.7)            5.4                           21.3
                                            -----------    -----------     -----------    -----------     -----------
Income (loss) before income taxes...              (75.2)          (5.7)          (19.4)          15.0           (85.3)
Income taxes........................              (24.1)          (2.3)           (7.8)                         (34.1)
                                            -----------    -----------     -----------    -----------     -----------
Net income (loss)...................        $     (51.1)   $      (3.4)    $     (11.6)   $      15.0     $     (51.2)
                                            ===========    ===========     ===========    ===========     ===========

THE SCOTTS COMPANY
STATEMENT OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED DECEMBER 30, 2000 (IN MILLIONS) (UNAUDITED)

                                                           SUBSIDIARY        NON-
                                              PARENT       GUARANTORS     GUARANTORS   ELIMINATIONS      CONSOLIDATED
                                              ------       ----------     ----------   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..............................   $ (51.2)       $ (3.4)         $(11.6)        $ 15.0         $ (51.2)
Adjustments to reconcile
     net income to net
     cash used in
     operating activities:
     Depreciation and amortization......       7.5           5.7             3.7                           16.9
     Loss on sale of property...........
     Equity loss in subsidiaries........      15.0                                        (15.0)
     Net change in certain
       components of
       working capital..................     (73.2)        (81.9)          (15.9)                        (171.0)
     Net changes in other
       assets and
       liabilities and other
       adjustments......................      (3.2)          6.8             0.7                            4.3
                                            -------        -----           -----          -----          ------
Net cash used in
     operating activities...............    (105.1)        (72.8)          (23.1)             -          (201.0)
                                            -------        -----           -----          -----          ------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant
     and equipment......................      (1.5)         (9.1)           (2.3)                         (12.9)
Investments in acquired
     businesses, net of cash
     acquired...........................         _          (6.9)           (1.2)                          (8.1)
                                            -------        -----           -----          -----          ------
Net cash used in investing
     activities.........................      (1.5)        (16.0)           (3.5)                         (21.0)
                                            -------        -----           -----          -----          ------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings and repayments
     under revolving and
     bank lines of credit...............     166.3                          55.4                          221.7
Gross borrowings under term loans.......     260.0                                                        260.0
Gross repayments under term loans.......    (257.5)                         (7.0)                        (264.5)
Financing and issuance fees.............      (1.4)                                                        (1.4)
Cash received from exercise of
     stock options......................       3.3                                                          3.3
Intracompany financing..................     (74.8)         88.8           (14.0)                            --
Other, net..............................        --          (1.1)           (7.7)                          (8.8)
                                            -------        -----           -----          -----          ------
Net cash used in financing
     activities.........................      95.9          87.7            26.7                          210.3
                                            -------        -----           -----          -----          ------
Effect of exchange rate
     changes on cash....................                                     0.7                            0.7
                                            -------        -----           -----          -----          ------
Net increase in cash ...................     (10.7)         (1.2)            0.9                          (11.0)
Cash and cash equivalents,
     beginning of period................      16.0           4.7            12.3                           33.0
                                            -------        -----           -----          -----          ------
Cash and cash equivalents, end of period    $  5.3         $ 3.5           $13.2          $              $ 22.0
                                            =======        =====           =====          =====          ======

THE SCOTTS COMPANY
BALANCE SHEET
AS OF DECEMBER 30, 2000 (IN MILLIONS)
(UNAUDITED)

                                                           SUBSIDIARY        NON-
                                              PARENT       GUARANTORS     GUARANTORS   ELIMINATIONS      CONSOLIDATED
                                              ------       ----------     ----------   ------------      ------------
ASSETS
Current assets:
Cash and cash equivalents...........        $       5.3    $        3.5    $      13.2                    $      22.0
Accounts receivable, net............               77.3            44.1           87.5                          208.9
Inventories, net....................              286.0            88.2           76.1                          450.3
Current deferred tax asset .........               28.1             0.6          -.-                             28.7
Prepaid and other assets ...........               37.4             1.3           19.4                           58.1
                                            -----------    ------------    -----------                    -----------
     Total current assets ..........              434.1           137.7          196.2                          768.0
Property, plant and equipment, net .              179.5            74.6           40.0                          294.1
Intangible assets, net .............               27.9           469.0          249.7                          746.6
Other assets .......................               61.0            13.4           10.4                           84.8
Investment in affiliates............              825.2              --             --         (825.2)             --
Intracompany assets.................                 --           102.1            6.1         (108.2)             --
                                            -----------    ------------    -----------    -----------     -----------
     Total assets...................        $   1,527.7    $      796.8    $     502.4    $    (933.4)    $   1,893.5
                                            ===========    ============    ===========    ===========     ===========
LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities:
   Short-term debt .................        $      47.9    $       2.4     $      16.9    $               $      67.2
Accounts payable ...................               89.3           28.9            54.8                          173.0
Accrued liabilities ................               95.8           18.8            37.0                          151.6
                                            -----------    -----------     -----------                    -----------
     Total current liabilities .....              233.0           50.1           108.7                          391.8
Long-term debt .....................              705.6            4.1           305.9                        1,015.6
Other liabilities ..................               28.2            6.5            17.1                           51.8
Intracompany liabilities............              108.1             --              --         (108.1)             --
                                            -----------    -----------     -----------    -----------     -----------
     Total liabilities .............            1,074.9           60.7           431.7         (108.1)        1,459.2
                                            -----------    -----------     -----------    -----------     -----------
Commitments and contingencies
Shareholders' equity:
   Investment from parent...........                             488.7            59.8         (548.5)            0.0
   Common shares, no par value
     per share, $.01 stated
     value per share................                0.3                                                           0.3
   Capital in excess of par value...              390.2                                                         390.2
   Retained earnings ...............              145.7          248.6            28.2         (276.8)          145.6
   Accumulated other comprehensive .
     expense........................               (2.5)          (1.2)          (17.3)                         (21.0)
   Treasury stock, 3.4 shares at cost             (80.8)            --              --             --           (80.8)
                                            -----------    -----------     -----------    -----------     -----------
     Total shareholders' equity ....              452.9          736.1            70.7         (825.3)          434.3
                                            -----------    -----------     -----------    -----------     -----------
Total liabilities and
   shareholders' equity.............        $   1,527.7    $     796.8     $     502.4    $    (933.4)    $   1,893.5
                                            ===========    ===========     ===========    ===========     ===========

THE SCOTTS COMPANY
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 1, 2000 (IN MILLIONS)
(UNAUDITED)

                                                           SUBSIDIARY        NON-
                                              PARENT       GUARANTORS     GUARANTORS   ELIMINATIONS      CONSOLIDATED
                                              ------       ----------     ----------   ------------      ------------

Net sales...........................        $      80.3    $      42.1     $      69.1    $               $     191.5
Cost of sales ......................               51.1           27.9            38.6                          117.6
                                            -----------    -----------     -----------    -----------     -----------
Gross profit .......................               29.1           14.2            30.5                           73.9
Gross commission earned from
   agency agreement ................                0.3             --              --                            0.3
Costs associated with
   agency agreement ................                3.7             --              --                            3.7
                                            -----------    -----------     -----------    -----------     -----------
   Net commission ..................               (3.4)            --              --             --            (3.4)
Operating expenses:
   Advertising and promotion .......               10.7            4.1             8.9                           23.7
   Selling, general and
     administrative ................               38.9            5.1            24.1                           68.1
   Amortization of goodwill and
     other intangibles .............                1.1            2.1             2.3                            5.5
Equity income in subsidiaries ......                5.4                                          (5.4)             --
Intracompany allocations ...........               (1.9)           0.6             1.3                             --
Other (income) expenses, net .......                2.3           (0.9)           (0.1)                           1.3
                                            -----------    -----------     -----------    -----------     -----------
Income (loss) from operations ......              (30.7)           3.2            (6.0)           5.4           (28.1)
Interest expense ...................               17.6           (0.1)            6.2                           23.7
                                            -----------    -----------     -----------    -----------     -----------
Income (loss) before
   income taxes ....................              (48.3)           3.3           (12.2)           5.4           (51.8)
Income taxes .......................              (17.5)           1.5            (5.0)                         (21.0)
                                            -----------    -----------     -----------    -----------     -----------
Net income (loss)...................        $     (30.8)   $       1.8     $      (7.2)   $       5.4     $     (30.8)
                                            ===========    ===========     ===========    ===========     ===========-

THE SCOTTS COMPANY
STATEMENT OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED JANUARY 1, 2000 (IN MILLIONS)
(UNAUDITED)

                                                           SUBSIDIARY        NON-
                                              PARENT       GUARANTORS     GUARANTORS   ELIMINATIONS      CONSOLIDATED
                                              ------       ----------     ----------   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..........................        $     (30.8)   $       1.8     $      (7.2)   $       5.4     $     (30.8)
Adjustments to reconcile net
   loss to net cash used in
   operating activities:
   Depreciation and amortization ...                8.8            4.5             3.7                           17.0
   Loss on sale of property.........
   Equity income....................                5.4                                          (5.4)             --
Net change in certain components
   of working capital ..............              (84.6)         (45.2)          (21.1)                        (150.9)
Net changes in other assets and
   liabilities and other adjustments               (1.0)          (0.8)           (2.8)            --            (4.6)
                                            -----------    -----------     -----------    -----------        --------
Net cash used in operating
   activities ......................             (102.2)         (39.7)          (27.4)            --          (169.3)
                                            -----------    -----------     -----------    -----------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant
   and equipment ...................               (4.7)          (0.9)           (1.6)            --            (7.2)
                                            -----------    -----------     -----------    -----------        --------
Net cash used in investing
   activities ......................               (4.7)          (0.9)           (1.6)            --            (7.2)
                                            -----------    -----------     -----------    -----------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings under revolving
     and bank lines of credit ......              174.7           (0.2)           27.6                          202.1
   Gross borrowings under
     term loans.....................
   Gross repayments under
     term loans.....................               (0.5)                          (5.8)                          (6.3)
   Payments to preferred shareholders              (6.4)                                                         (6.4)
   Repurchase of treasury shares....              (21.0)                                                        (21.0)
   Intracompany financing ..........              (47.0)          39.9             7.1                             --
   Other, net.......................                0.2             --            (5.8)            --            (5.6)
                                            -----------    -----------     -----------    -----------        --------
Net cash provided by financing
   activities ......................              100.0           39.7            23.1             --           162.8
                                            -----------    -----------     -----------    -----------        --------
Effect of exchange rate changes on cash              --             --            (0.8)            --            (0.8)
                                            -----------    -----------     -----------    -----------        --------
Net increase (decrease) in cash ....               (6.9)          (0.9)           (6.7)                         (14.5)
Cash and cash equivalents,
   beginning of period .............                8.5            3.1            18.7             --            30.3
                                            -----------    -----------     -----------    -----------        --------
Cash and cash equivalents,
   end of period....................        $       1.6    $       2.2     $      12.0    $        --        $   15.8
                                            ===========    ===========     ===========    ===========        ========

THE SCOTTS COMPANY
BALANCE SHEET
AS OF JANUARY 1, 2000 (IN MILLIONS)
(UNAUDITED)


                                                           SUBSIDIARY        NON-
                                              PARENT       GUARANTORS     GUARANTORS   ELIMINATIONS      CONSOLIDATED
                                              ------       ----------     ----------   ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents........        $       1.6    $       2.2     $      12.0                    $      15.8
   Accounts receivable, net ........              112.0           32.4            80.9                          225.3
   Inventories, net ................              254.7          101.7            85.7                          442.1
   Current deferred tax asset ......               28.1            0.5                                           28.6
   Prepaid and other assets ........               38.2            2.7            19.4          -.-              60.3
                                            -----------    -----------     -----------    ---------       -----------
     Total current assets ..........              434.6          139.6           198.0          -.-             772.1
Property, plant and
   equipment, net ..................              156.9           58.6            40.5                          256.0
Intangible assets, net .............              225.8          266.5           281.7                          774.0
Other assets  ......................               63.4                            9.3                           72.7
Investment in affiliates............              701.2                                      (701.2)              0.0
Intracompany assets.................                 .           254.7             -.-       (254.7)              0.0
                                            -----------    -----------     -----------    ---------       -----------
     Total assets ..................        $   1,581.9    $     719.3     $     529.5    $  (955.9)      $   1,874.8
                                            ===========    ===========     ===========    =========       ===========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt .................        $      93.9    $       1.2     $      25.3    $               $     120.4
   Accounts payable ................               78.8           21.2            49.5                          149.5
   Accrued liabilities .............               30.4           88.4            34.2          -.-             153.0
                                            -----------    -----------     -----------    ---------       -----------
     Total current liabilities .....              203.1          110.8           109.0          -.-             422.9
Long-term debt .....................              701.0                          305.5                        1,006.5
Other liabilities ..................               41.5            0.8            21.2                           63.5
Intracompany liabilities............              242.3            -.-            12.4       (254.7)              -.-
                                            -----------    -----------     -----------    ---------       -----------
     Total liabilities .............            1,187.9          111.6           448.1       (254.7)          1,492.9
                                            -----------    -----------     -----------    ---------       -----------
Commitments and contingencies
Shareholders' equity:
   Investment from parent...........                             413.6            57.4       (471.0)              -.-
   Common shares, no par value per
     share, $.01 stated
     value per share................                0.3                                                           0.3
   Capital in excess of par value...              387.9                                                         387.9
   Class A Convertible Preferred
     Stock, no par value............
     Retained earnings..............               92.9          194.1            36.1       (230.2)             92.9
   Accumulated other
     comprehensive expense..........               (4.2)                         (12.1)                         (16.3)
   Treasury stock, 2.8 shares
     at cost........................              (82.9)                                                        (82.9)
                                            -----------    -----------     -----------    ------------    -----------
     Total shareholders' equity ....              394.0          607.7            81.4         (701.2)          381.9
                                            -----------    -----------     -----------    ------------    -----------
Total liabilities and
   shareholders' equity.............        $   1,581.9    $     719.3     $     529.5    $    (955.9)    $   1,874.8
                                            ===========    ===========     ===========    ===========     ===========

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    (ALL AMOUNTS ARE IN MILLIONS EXCEPT PER SHARE DATA OR AS OTHERWISE NOTED)


OVERVIEW

Scotts is a leading manufacturer and marketer of consumer branded products for lawn and garden care and professional horticulture in the United States and Europe. Our operations are divided into three business segments: North American Consumer, Global Professional and International Consumer. The North American Consumer segment includes the Lawns, Gardens, Growing Media, Ortho, Lawn Service and Canadian business groups.

As a leading consumer branded lawn and garden company, we focus on our consumer marketing efforts, including advertising and consumer research, to create demand to pull product through the retail distribution channels. During fiscal 2000, we spent $209.1 million on advertising and promotional activities, which was a significant increase over fiscal 1999 spending levels of $189.0. We have applied this consumer marketing focus over the past several years, and we believe that Scotts continues to receive a significant return on these increased marketing expenditures. For example, sales in our North American Consumer Lawns business group increased 13.2% from fiscal 1999 to fiscal 2000, after having experienced double-digit percentage increases in sales during the prior two years. We believe that this dramatic sales growth resulted primarily from our increased consumer-oriented marketing efforts. We expect that we will continue to focus our marketing efforts toward the consumer and to increase consumer marketing expenditures in the future to drive market share and category growth.

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

Scotts has entered into a long-term marketing agreement with Monsanto for its consumer Roundup(R) herbicide products. Under the marketing agreement, Scotts and Monsanto are jointly developing global consumer and trade marketing programs for Roundup(R), while Scotts is responsible for sales support, merchandising, distribution, logistics and certain administrative functions. In addition, in January 1999 Scotts purchased from Monsanto the assets of its worldwide consumer lawn and garden businesses, exclusive of the Roundup(R) business. These transactions with Monsanto further our strategic objective of significantly enhancing our position in the pesticides segment of the consumer lawn and garden category. These businesses make up the Ortho business group within the North American Consumer segment.

We believe that these transactions provided us with several strategic benefits including immediate market penetration into new categories, geographic expansion, brand leveraging opportunities, and the achievement of substantial cost savings. With the Ortho acquisition, we believe we are currently a leader by market share in all five segments of the consumer lawn and garden category in North America: lawn fertilizer, garden fertilizer, growing media, grass seeds and pesticides. We believe that we are now positioned as the only company with a complete offering of consumer lawn and garden products in the United States.

Over the past several years, we have made other acquisitions to strengthen our global market position in the lawn and garden category, including Rhone-Poulenc Jardin, Asef Holding B.V. and, most recently, Substral. These acquisitions provided a significant addition to our then existing European platform and strengthened our foothold in the continental European consumer lawn and garden market. Through these acquisitions, we have established a strong presence in France, Germany, Austria, and the Benelux countries. These acquisitions may also mitigate, to a certain extent, our susceptibility to weather conditions by expanding the regions in which we operate.

The following discussion and analysis of the consolidated results of operations and financial position should be read in conjunction with our Condensed, Consolidated Financial Statements included elsewhere in this report. Scotts' Annual Report on Form 10-K for the fiscal year ended September 30, 2000 includes additional information about the Company, our operations, and our financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth sales by business segment for the three months ended December 30, 2000 and January 1, 2000:

                                                             FOR THE
                                                       THREE MONTHS ENDED
                                                       ------------------
                                                   DECEMBER 30,     JANUARY 1,
                                                       2000            2000
                                                       ----            ----
North American Consumer:
Lawns  ...................................       $       17.7    $      45.1
Gardens...................................                8.0           14.2
Growing Media.............................               21.0           19.9
Ortho  ...................................               16.5           18.2
Lawn Service..............................                4.9            2.8
Canada ...................................                1.1            1.4
Other  ...................................                6.3            0.0
                                                 ------------    -----------
     Total ...............................               75.5          101.6
Global Professional ......................               35.2           40.8
International Consumer....................               41.9           49.1
                                                 ------------    -----------
Consolidated..............................       $      152.6    $     191.5
                                                 ============    ===========


         The following table sets forth the components of income and expense as a percentage of sales for the three months ended December 30, 2000 and January 1, 2000:

                                                                FOR THE
                                                           THREE MONTHS ENDED
                                                      DECEMBER 30,    JANUARY 1,
                                                          2000            2000
                                                          ----            ----

Net sales .........................................        100.0%        100.0%
Cost of sales .....................................         74.9          61.4
                                                       ---------      --------
Gross profit ......................................         25.1          38.6
   Net commission earned from agency agreement ....         (3.1)         (1.8)
Operating expenses:
   Advertising and promotion ......................         10.6          12.4
   Selling, general and administrative ............         49.6          35.6
   Amortization of goodwill and other intangibles .          4.5           2.9
   Other expense (income), net ....................         (0.7)          0.7
                                                       ---------      --------
Loss from operations ..............................        (41.9)        (14.6)
Interest expense ..................................         14.0          12.4
                                                       ---------      --------
Loss before income taxes ..........................        (55.9)        (27.0)
Income taxes ......................................        (22.3)        (11.0)
                                                       ---------      --------
Net loss...........................................        (33.6)        (16.0)
Payments to preferred shareholders ................        -.-             3.3
                                                       -------        --------
Loss applicable to common shareholders ............        (33.6)%       (19.4)%
                                                       =========      ========

THREE MONTHS ENDED DECEMBER 30, 2000 VERSUS THREE MONTHS ENDED JANUARY 1, 2000

Sales for the three months ended December 30, 2000 were $152.6 million, a decrease of 20.3% from sales for the three months ended January 1, 2000 of $191.5 million. The decrease in sales was driven primarily by decreases in sales in the North American and International Consumer segments as discussed below.

North American Consumer segment sales were $75.5 million in the first quarter of fiscal 2001, a decrease of $26.1 million, or 25.7%, from sales for the first quarter of fiscal 2000 of $101.6 million. Beginning in fiscal 2001, the Company has significantly changed the selling and distribution model for the Lawns, Gardens and Ortho business groups in North America. The products in these groups are now being sold by an integrated sales force, as opposed to separate sales forces in prior years, and the majority of these products are now being sold directly to retail customers rather than through distributors. The impact of this change is that sales are recognized generally later in the season that they would have been in prior years, which contributed to the decline in sales for these business groups when compared to the prior year. In addition, several large retailers in the United States have delayed orders as compared to the prior year in an effort to minimize inventory levels. Sales for the Growing Media group increased slightly to $21.0 million in the first quarter of fiscal 2001 compared to $19.9 million in the prior year. Selling price changes did not have a material impact on sales for the North American Consumer segment in the first quarter of fiscal 2001.

Sales for the Global Professional segment were $35.2 million in the first quarter of fiscal 2001, which were $5.6 million, or 13.7%, lower than sales for the first quarter of fiscal 2000 of $40.8 million. The decrease in sales was primarily the result of the sale of the Company's North American professional turf business in May of fiscal 2000.

Sales for the International Consumer segment were $41.9 million in the first quarter of fiscal 2001, which were $7.2 million, or 14.7%, lower than sales for the first quarter of fiscal 2000 of $49.1 million. The decline in sales from the prior year was primarily experienced in the United Kingdom and France as retailers delayed orders to minimize inventory levels.

Gross profit decreased to $38.3 million in the first quarter of fiscal 2001, a decrease of $35.6 million from gross profit of $73.9 million in the first quarter of fiscal 2000. As a percentage of sales, gross profit was 25.1% of sales in the first quarter of fiscal 2001 compared to 38.6% in the first quarter of fiscal 2000. The decline in gross margin from prior year was due to the decline in sales as discussed above and an increase in the cost of urea and other raw materials from a year ago.

The net commission earned from agency agreement in the first quarter of fiscal 2001 represents net costs of $4.7 million compared to net costs of $3.4 million in the first quarter of fiscal 2000. The increase in costs from the prior year is primarily due to the increase in the contribution payment due to Monsanto to $15 million in fiscal 2001 compared to $5 million in fiscal 2000. Scotts does not recognize commission income under the agency agreement until minimum earnings thresholds in the agreement are achieved, which is generally in our second fiscal quarter.

Advertising and promotion expenses in the first quarter of fiscal 2001 were $16.2 million, a decrease of $7.5 million, or 31.6%, from advertising and promotion expenses in the first quarter of fiscal 2000 of $23.7 million. The decrease in advertising and promotion expenses from the prior year is primarily due to the decrease in sales from a year ago as discussed above.

Selling, general and administrative expenses in the first quarter of fiscal 2001 were $75.7 million in the first quarter of fiscal 2001 compared to $68.1 million for the first quarter of fiscal 2000. The increase in selling, general and administrative expenses from the prior year is partially due to an increase in selling expenses as a result of the change in the selling and distribution model for the North American business described above. The increase in selling, general and administrative expenses is also due to an increase in information technology expenses from the prior year as a result of the cost of many information technology resources being capitalized toward the cost of our enterprise resource planning system a year ago. Most of these information technology resources have assumed a system support function that is now being expensed as incurred.

Amortization of goodwill and intangibles in the first quarter of fiscal 2001 was $6.8 million compared to $5.5 million in the first quarter of fiscal 2000, primarily due to adjustments to the final purchase price assumptions for the Ortho and Rhone-Poulenc Jardin acquisitions.

Other income was $1.1 million for the first quarter of fiscal 2001, compared to other expense of $1.3 million in the first quarter of fiscal 2000. The reduction in other expenses from a year ago is primarily due to losses incurred on the disposal of miscellaneous manufacturing assets in the prior year.

The loss from operations for the first quarter of fiscal 2001 was $64.0 million, compared with $28.1 million for the first quarter of 2000. The increased loss from operations from the prior year is the result of the decline in sales and gross margin as described above.

Interest expense for the first quarter of fiscal 2001 was $21.3 million, a decrease of $2.4 million from interest expense for the first quarter of fiscal 2000 of $23.7 million. The decrease in interest expense was primarily due to a reduction in average borrowings for the quarter as compared to the prior year, partially offset by an increase in borrowing rates from a year ago.

Income tax benefit for the first quarter of fiscal 2001 was $34.1 million, compared with an income tax benefit for the first quarter of fiscal 2000 of $21.0 million. The increase in the tax benefit from the prior year is the result of the increased pre-tax loss for the first quarter of fiscal 2001 for the reasons noted above. The estimated income tax rate for the first quarter of fiscal 2001 is 40.0% compared to 40.5% for the first quarter of fiscal 2000.

The Company reported a net loss of $51.2 million for the first quarter of fiscal 2001, or $1.83 per common share on a basic and diluted basis, compared to a net loss of $30.8 million for the first quarter of fiscal 2000, or $1.32 per common share on a basic and diluted basis. In connection with the early conversion of the preferred shares in October 1999, the Company paid dividends of $6.4 million to the holders of the preferred shares.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $201.0 million for the three months ended December 30, 2000 compared to a use of cash of $169.3 million for the three months ended January 1, 2000. The seasonal nature of our operations generally requires cash to fund significant increases in working capital (primarily inventory and accounts receivable) during the first and second quarters. The third fiscal quarter is a period for collecting accounts receivable and liquidating inventory levels. The increase in cash required to fund operating activities for the first quarter of fiscal 2001 compared to the prior year was due to the increased loss and working capital requirements for the period resulting from the operating and business changes noted above.

Cash used in investing activities was $21.0 million for the first three months of fiscal 2001 compared to $7.2 million in the prior year. The additional cash used for investing activities was primarily due to an increase in capital expenditures for the period and the $6.9 million payment toward the purchase of the Substral business discussed in Note 9 to the quarterly financial statements.

Financing activities provided cash of $210.3 million for the first three months of fiscal 2001 compared to providing $162.8 million in the prior year. The increase in cash from financing activities was primarily due to an increase in borrowings under the Company's revolving credit facility to fund operations and payments made to preferred shareholders and treasury share repurchases that were made in the first quarter of fiscal 2000 and that did not occur this quarter.

Total debt was $1,082.8 million as of December 30, 2000, a decrease of $44.1 million compared with debt at January 1, 2000 of $1,126.9. The decrease in debt compared to the prior year was primarily due to debt repayments on our term loans during fiscal 2000, partially offset by increased borrowings under our revolving credit facilities.

Our primary sources of liquidity are funds generated by operations and borrowings under our credit facility. The credit facility provides for borrowings in the aggregate principal amount of $1.1 billion and consists of term loan facilities in the aggregate amount of $525 million and a revolving credit facility in the amount of $575 million.

In July 1998, our Board of Directors authorized the repurchase of up to $100 million of our common shares on the open market or in privately negotiated transactions on or prior to September 30, 2001. As of December 30, 2000, 1,106,295 common shares (or $40.6 million) have been repurchased under this repurchase program limit.

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

ENVIRONMENTAL MATTERS

We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking action aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial position; however, there can be no assurance that the resolution of these matters will not materially affect future quarterly or annual operating results. Additional information on environmental matters affecting us is provided in Note 8 to the Company's unaudited Condensed, Consolidated Financial Statements as of and for the three months ended December 30, 2000 and in the fiscal 2000 Annual Report on Form 10-K under the "ITEM 1. BUSINESS -- ENVIRONMENTAL AND REGULATORY CONSIDERATIONS" and "ITEM 3. LEGAL PROCEEDINGS" sections.

YEAR 2000 READINESS

Through December 2000, we have not experienced any significant issues related to the ability of our information technology and business systems to recognize the year 2000. In addition, we have not experienced any significant supply difficulties related to our vendors' year 2000 readiness. While we believe that we have taken adequate precautions against year 2000 systems issues, there can be no assurance that we will not encounter business interruption or other issues related to the year 2000 in the future.

ENTERPRISE RESOURCE PLANNING ("ERP")

In July 1998, we announced a project designed to bring our information system resources in line with our current strategic objectives. The project includes the redesign of certain key business processes in connection with the installation of new software. SAP was selected as the primary software provider for this project. As of October 1, 2000, all of the North American businesses with the exception of Canada were operating under the new system. Through December 30, 2000, we spent approximately $55.1 million on the project, approximately 75% of which has been capitalized and will be amortized over a period of four to eight years. We are currently evaluating when, and to what extent, the new information systems and applications will be implemented at our international locations.

EURO

A new currency called the "euro" has been introduced in certain Economic and Monetary Union (EMU) countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effects the euro currency will have on the marketplace. We are still assessing the impact the EMU formation and euro implementation will have on our internal systems and the sale of our products. We are in the process of developing our plans and contracts for work to be performed to implement utilization of the euro as required at our operations in continental Europe. We expect that a significant portion of the costs associated with this work will be incurred during fiscal 2001; however, some costs will likely be incurred in the first quarter of fiscal 2002 as well. We estimate that the cost related to addressing this issue will be $1.5-$2.0 million, however, there can be no assurance that the ultimate costs related to this issue will not exceed this estimate.

MANAGEMENT'S OUTLOOK

Results for the first three months of fiscal 2001 are in line with management's expectations and we believe we are well positioned to continue our trend of significant sales and earnings growth. We are coming off a very strong fiscal 2000 as we reported record sales of $1.76 billion, grew diluted earnings per share by at least 20% for the fourth consecutive year (on a pro forma basis, excluding extraordinary items and the impact of the early conversion of the Class A Convertible Preferred Stock) and established or maintained what we believe to be the number one market share position in most of the significant lawn and garden categories across the world. The performance in fiscal 2000 reflected the successful continuation of our emphasis on consumer-oriented marketing efforts to pull demand through distribution channels.

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

                  Our top 10 North American retail customers together accounted for approximately 56.5% of our fiscal 2000 sales and 41% of our outstanding accounts receivable as of September 30, 2000. Our top three customers, Home Depot, Wal*Mart and Kmart represented approximately 22.9%, 8.9% and 8.2% of our fiscal 2000 sales. These customers hold significant positions in the retail lawn and garden market. The loss of, or reduction in orders from, Home Depot, Wal*Mart, Kmart or any other significant customer could have a material adverse effect on our business and our financial results, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from any of these customers could also have a material adverse affect.

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

                  Glyphosate, the active ingredient in Roundup(R), is covered by a patent in the United States that expired in September 2000. Scotts cannot predict the success of Roundup(R) now that glyphosate is no longer patented. Substantial new competition in the United States could adversely affect Scotts. Glyphosate is no longer subject to patent in Europe and is not subject to patent in Canada. While sales of Roundup(R) in such countries have continued to increase despite the lack of patent protection, sales in the United States may decline as a result of increased competition. Any such decline in sales would adversely affect Scott's financial results through the reduction of commissions as calculated under the Roundup(R) marketing agreement.

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

         - COMPLIANCE WITH ENVIRONMENTAL AND OTHER PUBLIC HEALTH REGULATIONS COULD INCREASE OUR COST OF DOING BUSINESS.

                  Local, state, federal and foreign laws and regulations relating to environmental matters affect us in several ways. All products containing pesticides must be registered with the U.S. Environmental Protection Agency ("USEPA") and, in many cases, with similar state and/or foreign agencies before they can be sold. The inability to obtain or the cancellation of any registration could have an adverse effect on us. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals. We may not always be able to avoid or minimize these risks.

                  The Food Quality Protection Act, enacted by the U.S. Congress in August 1996, establishes a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under this act, the USEPA is evaluating the cumulative risks from dietary and non-dietary exposures to pesticides. The pesticides in Scotts' products, which are also used on foods, will be evaluated by the USEPA as part of this non-dietary exposure risk assessment. It is possible that the USEPA or the active ingredient registrant may decide that a pesticide Scotts uses in its products would be limited or made unavailable to Scotts. We cannot predict the outcome or the severity of the effect of the USEPA's continuing evaluations. We believe that we should be able to obtain substitute ingredients if selected pesticides are limited or made unavailable, but there can be no assurance that we will be able to do so for all products.

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

                  In addition to the regulations already described, local, state, federal, and foreign agencies regulate the disposal, handling and storage of waste, air and water discharges from our facilities. In June 1997, the Ohio Environmental Protection Agency ("EPA") gave us formal notice of an enforcement action concerning our old, decommissioned wastewater treatment plants that had once operated at our Marysville facility. The Ohio EPA action alleges surface water violations relating to possible historical sediment contamination, inadequate treatment capabilities at our existing and currently permitted wastewater treatment plants and the need for corrective action under the Resource Conservation Recovery Act. We are continuing to meet with the Ohio EPA and the Ohio Attorney General's office to negotiate an amicable resolution of these issues. We are currently unable to predict the ultimate outcome of this matter.

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

         - THE IMPLEMENTATION OF THE EURO CURRENCY IN SOME EUROPEAN COUNTRIES COULD ADVERSELY AFFECT US.

                  In January 1999, the "euro" was introduced in some Economic and Monetary Union (EMU) countries and by 2002, all EMU countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effects the euro currency will have on the market place. Additionally, the European Commission has not yet defined and finalized all of the rules and regulations with regard to the euro currency. We are still assessing the impact the EMU formation and euro implementation will have on our internal systems and the sale of our products. We expect to take appropriate actions based on the results of our assessment. We estimate that the cost related to addressing this issue will be $1.5-$2.0 million, however, there can be no assurance that the ultimate costs related to this issue will not exceed this estimate.

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

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  As noted in Note 8 to the Company's unaudited Condensed, Consolidated Financial Statements as of and for the period ended December 30, 2000, the Company is involved in several pending legal and environmental matters. Pending other material legal proceedings are as follows:

                  Rhone-Poulenc, S.A., Rhone-Poulenc Agro S.A. and Hoechst, A.G.

                  On October 15, 1999, the Company began arbitration proceedings before the International Chamber of Commerce against Rhone-Poulenc S.A. and Rhone-Poulenc Agro S.A. (collectively, "Rhone-Poulenc") under arbitration provisions contained in contracts relating to the purchase by the Company of Rhone-Poulenc's European lawn and garden business, Rhone-Poulenc Jardin, in 1998. The Company alleges that the combination of Rhone-Poulenc and Hoechst Schering AgrEvo GmbH into a new entity, Aventis S.A., will result in the violation of non-compete and other provisions in the contracts mentioned above. In the arbitration proceedings, the Company is seeking injunctive relief as well as an award of damages.

                  On January 7, 2000, the tribunal issued a segregated Record Agreement and Order requiring Aventis S.A., Rhone-Poulenc and any affiliate or entity controlled by Aventis S.A. or Rhone-Poulenc to maintain a segregated record of select sales of certain products. A damages hearing has been scheduled to begin July 2, 2001.

                  Also on October 15, 1999, the Company filed a complaint styled The Scotts Company, et al. v. Rhone-Poulenc, S.A., Rhone-Poulenc Agro S.A. and Hoechst, A.G. in the Court of Common Pleas for Union County, Ohio, seeking injunctive relief maintaining the status quo in aid of the arbitration proceedings as well as an award of damages against Hoechst for Hoechst's tortious interference with the Company's contractual rights. On October 19, 1999, the defendants removed the Union County action to the United States District Court for the Southern District of Ohio. On December 8, 1999, the Company requested that this action be stayed pending the outcome of the arbitration proceedings.

                  Scotts v. AgrEvo USA Company

                  The Company filed suit against AgrEvo USA Company on August 8, 2000 in the Court of Common Pleas for Union County, Ohio, alleging breach of contract relating to an Agreement dated June 22, 1998 entitled "Exclusive Distributor Agreement - Horticulture". The action seeks an unspecified amount of damages resulting from AgrEvo's breaches of the Agreement, an order of specific performance directing AgrEvo to comply with its obligations under the Agreement, a declaratory judgment that the Company's future performance under the Agreement is waived as a result of AgrEvo's failure to perform, and such other relief to which the Company might be entitled. This action was dismissed without prejudice on February 6, 2001, pending the outcome of settlement discussions.

                  The Company is involved in other lawsuits and claims which arise in the normal course of its business. In the opinion of management, these claims individually and in the aggregate are not expected to result in a material adverse effect on the Company's financial position or operations.

ITEM 4.           Submission of Matters to a Vote of Security Holders

                  The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held in Columbus, Ohio on January 18, 2001.

                  The result of the vote of the shareholders for the matter of the election of four directors, for terms of three years each, is as follows:

                                      NOMINEE              VOTES FOR   WITHHELD
                                      -------              ---------   --------

                  Joseph P. Flannery...................   25,787,038    294,533
                  Albert E. Harris.....................   25,787,438    294,133
                  Katherine Hagedorn Littlefield.......   25,722,268    359,303
                  Patrick J. Norton....................   25,787,156    294,415

                  Each of the nominees was elected. The other directors whose terms of office continue after the Annual Meeting are Charles
                  M. Berger, James Hagedorn, Karen G. Mills, John Walker, Ph.D., Arnold W. Donald, John Kenlon, John M. Sullivan and L. Jack Van Fossen.

                  The result of the vote of the shareholders for the matter of the amendment to the Company's Amended Articles of Incorporation, to return the Class A Convertible Preferred Stock to the status of authorized, but unissued, "blank check" shares, is as follows:

                   VOTES FOR      VOTES AGAINST     ABSTAIN   BROKER NON-VOTES
                   ---------      -------------     -------   ----------------

                  15,946,618         7,893,294      38,693        2,274,878

                  The proposal to amend the Company's Amended Articles of Incorporation, was adopted.

                  The result of the vote of the shareholders for the matter of amendments to the Company's Code of Regulations to: (i) permit appointment of shareholder proxies in any manner permitted by Ohio law; (ii) permit shareholders to receive notice of shareholder meetings in any manner permitted by Ohio law; and
                  (iii) allow shareholder meetings to be held in any manner permitted by Ohio law, was as follows:

                     VOTES FOR             VOTES AGAINST              ABSTAIN
                     ---------             -------------              -------

                     26,030,086                36,957                 14,528

                  This proposal to amend the Company's Code of Regulations, was adopted.

                  The result of the vote of the shareholders for the matter of a further amendment to the Company's Code of Regulations to clarify and separate the roles of the Company's officers, was as follows:

                     VOTES FOR             VOTES AGAINST              ABSTAIN
                     ---------             -------------              -------

                    26,048,843                19,422                   13,306

                  This proposal to further amend the Company's Code of Regulations, was adopted.

                  The result of the vote of the shareholders for the matter of a further amendment to the Company's Code of Regulations to provide for Board committees of one or more directors, was as follows:

                     VOTES FOR             VOTES AGAINST              ABSTAIN
                     ---------             -------------              -------

                     27,789,193               253,759                 38,619

                  The proposal to further amend the Company's Code of Regulations, was adopted.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) See Exhibit Index at page 40 for a list of the exhibits included herewith.

                  (b) The Registrant filed no Current Reports on Form 8-K for the quarter covered by this Report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              THE SCOTTS COMPANY

                                              /s/      CHRISTOPHER L. NAGEL
Date: February 13th, 2001                     ----------------------------------
                                              Principal Accounting Officer,
                                              Vice President and Corporate
                                              Controller

                               THE SCOTTS COMPANY
                        QUARTERLY REPORT ON FORM 10-Q FOR
                     FISCAL QUARTER ENDED DECEMBER 30, 2000


                                                        EXHIBIT INDEX

EXHIBIT                                                                   PAGE
NUMBER     DESCRIPTION                                                   NUMBER
-------    -----------                                                   ------

3(a)(1)    Certificate of Amendment by Shareholders to Articles of           *
           The Scotts Company reflecting adoption of amendment to Article FOURTH of Amended Articles of Incorporation by the shareholders of The Scotts Company on January 18,
           2001, as filed with Ohio Secretary of State on January
           18, 2001

3(a)(2)    Certificate of Amendment by Directors of the Scotts Company       *
           reflecting adoption of Restated Articles of Incorporation attached thereto, by the Board of Directors of The Scotts
           Company on January 18, 2001, as filed with Ohio Secretary of State on January 29, 2001.

3(b)(1) Certificate regarding Adoption of Amendments to the Code of Regulations of The Scotts Company by the Shareholders on
           January 18, 2001                                                  *

3(b)(2)    Code of Regulations of The Scotts Company (reflecting
           amendments through January 18, 2001) [for SEC reporting
           compliance purposes only]                                         *

*        Filed herewith