Form 10-Q
period 2001-03-31
SCOTTS COMPANY
filed 2001-05-15
CIK 825542

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

             41 SOUTH HIGH STREET, SUITE 3500, COLUMBUS, OHIO 43215
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (614) 719-5500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                   No change
            (former name, former address and former fiscal year, if
                          changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           28,597,387                            Outstanding at May 7, 2001
Common Shares, voting, no par value

                       THE SCOTTS COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                                              Page No.
                                                                                                              --------

PART I. FINANCIAL INFORMATION:

Item 1.        Financial Statements

               Condensed, Consolidated Statements of Operations - Three and six month
               periods ended March 31, 2001 and April 1, 2000...........................................           3

               Condensed, Consolidated Statements of Cash Flows - Six month periods
               ended March 31, 2001 and April 1, 2000...................................................           4

               Condensed, Consolidated Balance Sheets - March 31, 2001,
               April 1, 2000 and September 30, 2000.....................................................           5

               Notes to Condensed, Consolidated Financial Statements ...................................           6

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations....................................................................          26

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings........................................................................          40

Item 5.        Other Information........................................................................          40

Item 6.        Exhibits and Reports on Form 8-K.........................................................          41

Signatures     .........................................................................................          42

Exhibit Index  .........................................................................................          43

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                               THE SCOTTS COMPANY
                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                             ------------------         ----------------
                                                                             MARCH 31,    APRIL 1,    MARCH 31,      APRIL 1
                                                                               2001         2000         2001         2000
                                                                               ----         ----         ----         ----

Net sales..............................................................    $   740.0    $   693.9    $   889.1     $  880.0
Cost of sales..........................................................        420.9        407.3        535.4        524.5
                                                                           ---------    ---------    ---------     --------
      Gross profit ....................................................        319.1        286.6        353.7        355.5
Gross commission earned from agency agreement .........................         16.6          9.0         16.5          9.2
Costs associated with agency agreement ................................          4.6          2.1          9.1          5.7
                                                                           ---------    ---------    ---------     --------
      Net commission earned from agency agreement .....................         12.0          6.9          7.4          3.5
Operating expenses:
   Advertising and promotion ..........................................         68.2         71.4         80.8         89.6
   Selling, general and administrative ................................         89.0         84.4        164.7        153.1
   Amortization of goodwill and other intangibles......................          7.4          7.7         14.2         13.8
Other expense (income), net ...........................................         (1.4)        (2.5)        (2.5)        (1.9)
                                                                           ---------    ---------    ---------     --------
Income from operations ................................................        167.9        132.5        103.9        104.4
Interest expense ......................................................         26.1         25.9         47.4         49.6
                                                                           ---------    ---------    ---------     --------
Income before income taxes ............................................        141.8        106.6         56.5         54.8
Income taxes ..........................................................         57.0         43.2         22.9         22.2
                                                                           ---------    ---------    ---------     --------
Net income ............................................................         84.8         63.4         33.6         32.6
Payments to preferred shareholders ....................................          -.-          -.-          -.-          6.4
                                                                           ---------    ---------    ---------     --------
Income applicable to common shareholders...............................    $    84.8    $    63.4    $    33.6     $   26.2
                                                                           =========    =========    =========     ========
Basic earnings per share...............................................    $    3.01    $    2.27    $    1.19     $   0.94
                                                                           =========    =========    =========     ========
Diluted earnings per share.............................................    $    2.80    $    2.15    $    1.12     $   0.88
                                                                           =========    =========    =========     ========
Common shares used in basic earnings per share calculation ............         28.2         27.9         28.2         28.0
                                                                           =========    =========    =========     ========
Common shares and potential common shares used in diluted
   earnings per share calculation......................................         30.3         29.5         30.0         29.8
                                                                           =========    =========    =========     ========



See notes to condensed, consolidated financial statements

                               THE SCOTTS COMPANY
                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                                  SIX MONTHS ENDED
                                                                                                  ----------------
                                                                                             MARCH 31,        APRIL 1,
                                                                                               2001             2000
                                                                                               ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..........................................................................      $      33.6     $      32.6
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization.....................................................             31.9            32.6
   Net change in certain components of working capital...............................           (364.4)         (271.4)
   Net change in other assets and liabilities and other adjustments..................             (7.9)           (8.1)
                                                                                           -----------     -----------
      Net cash used in operating activities..........................................           (306.8)         (214.3)
                                                                                           -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in property, plant and equipment.......................................            (26.7)          (20.1)
   Investment in acquired businesses, net of cash acquired ..........................            (12.2)           (0.8)
   Other, net........................................................................              -.-             1.8
                                                                                           -----------     -----------
      Net cash used in investing activities..........................................            (38.9)          (19.1)
                                                                                           -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving and bank lines of credit ..........................            376.3           286.5
   Gross borrowings under term loans.................................................            260.0             -.-
   Gross repayments under term loans.................................................           (304.3)          (12.4)
   Financing and issuance fees.......................................................             (1.4)            -.-
   Payments to preferred shareholders................................................              -.-            (6.4)
   Repurchase of treasury shares.....................................................              -.-           (23.9)
   Cash received from the exercise of stock options..................................             10.4             1.0
   Other, net .......................................................................            (10.4)          (10.4)
                                                                                           -----------     -----------
      Net cash provided by financing activities......................................            330.6           234.4
                                                                                           -----------     -----------
Effect of exchange rate changes on cash..............................................             (0.1)           (1.6)
                                                                                           -----------     -----------
Net decrease in cash.................................................................            (15.2)           (0.6)
Cash and cash equivalents at beginning of period ....................................             33.0            30.3
                                                                                           -----------     -----------
Cash and cash equivalents at end of period...........................................      $      17.8     $      29.7
                                                                                           ===========     ===========


See notes to condensed, consolidated financial statements

                               THE SCOTTS COMPANY
                     CONDENSED, CONSOLIDATED BALANCE SHEETS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                           UNAUDITED
                                                                                     MARCH 31,    APRIL 1,   SEPTEMBER 30,
                                                                                       2001         2000         2000
                                                                                       ----         ----         ----
ASSETS
Current assets:
   Cash and cash equivalents....................................................    $     17.8   $     29.7   $     33.0
   Accounts receivable, less allowances of $18.9,
      $14.7 and $11.7, respectively.............................................         693.0        649.3        216.0
   Inventories, net ............................................................         402.0        366.3        307.5
   Current deferred tax asset ..................................................          27.6         26.5         25.1
   Prepaid and other assets ....................................................          67.1         63.6         62.3
                                                                                    ----------   ----------   ----------
      Total current assets .....................................................       1,207.5      1,135.4        643.9
Property, plant and equipment, net .............................................         297.0        258.1        290.5
Intangible assets, net .........................................................         770.0        796.2        743.1
Other assets ...................................................................          72.4         80.2         83.9
                                                                                    ----------   ----------   ----------
      Total assets .............................................................    $  2,346.9   $  2,269.9   $  1,761.4
                                                                                    ==========   ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt .............................................................    $    132.5   $    183.2   $     49.4
   Accounts payable ............................................................         303.7        281.7        153.0
   Accrued liabilities .........................................................         266.0        287.6        207.4
                                                                                    ----------   ----------   ----------
      Total current liabilities ................................................         702.2        752.5        409.8
Long-term debt .................................................................       1,075.7      1,014.7        813.4
Other liabilities ..............................................................          49.8         61.6         60.3
                                                                                    ----------   ----------   ----------
      Total liabilities ........................................................       1,827.7      1,828.8      1,283.5
                                                                                    ==========   ==========   ==========
Commitments and contingencies
Shareholders' equity:
   Class A Convertible Preferred Stock, no par value ...........................           -            -            -
   Common shares, no par value per share, $.01 stated value per share, issued 31.3,
      31.4 and 31.3, respectively ..............................................           0.3          0.3          0.3
   Capital in excess of par value ..............................................         390.6        388.1        389.3
   Retained earnings ...........................................................         230.4        156.3        196.8
   Treasury stock, 2.9, 3.5, and 3.4 shares, respectively, at cost .............         (74.6)       (85.1)       (83.5)
   Accumulated other comprehensive expense .....................................         (27.5)       (18.5)       (25.0)
                                                                                    ----------   ----------   ----------
        Total shareholders' equity .............................................         519.2        441.1        477.9
                                                                                    ----------   ----------   ----------
Total liabilities and shareholders' equity .....................................    $  2,346.9   $  2,269.9   $  1,761.4
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

        The condensed, consolidated balance sheets as of March 31, 2001 and April 1, 2000, and the related condensed, consolidated statements of operations for the three and six month periods then ended and of cash flows for the six month period then ended, are unaudited; however, in the opinion of management, such financial statements contain all adjustments necessary for the fair presentation of the Company's financial position and results of operations. Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the financial statements and accompanying notes in Scotts' fiscal 2000 Annual Report on Form 10-K.

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

        The express terms of the agreement permit the Company to terminate the agreement only upon Material Breach, Material Fraud or Material Willful Misconduct by Monsanto, as such terms are defined in the agreement, or upon the sale of the Roundup(R) business by Monsanto. In such instances, the agreement permits the Company to avoid payment of any deferred contribution and related per annum charge. The Company's basis for not recording a financial liability to Monsanto for the deferred portions of the annual contribution and per annum charge is based on management's assessment and consultations with the Company's legal counsel and the Company's independent accountants. In addition, the Company has obtained a legal opinion from The Bayard Firm, P.A., which concluded, subject to certain qualifications, that if the matter were litigated, a Delaware court would likely conclude that the Company is entitled to terminate the agreement at will, with appropriate prior notice, without incurring significant economic penalty, and avoid paying the unpaid deferred amounts. The Company has concluded that, should the Company elect to terminate the agreement at any balance sheet date, it will not incur significant economic consequences as a result of such action.

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

        The Company's conclusion is not free from challenge and, in fact, would likely be challenged if the Company were to terminate the agreement. If it were determined that, upon termination, the Company must pay any remaining deferred contribution amounts and related per annum charges, the resulting charge to earnings could have a material impact on the Company's results of operations and financial position. At March 31, 2001, contribution payments and related per annum charges of approximately $42.1 million had been deferred under the agreement. This amount is considered a contingent obligation and has not been reflected in the financial statements as of and for the three and six months then ended.

        Monsanto has disclosed that it is accruing the $20 million fixed contribution fee per year beginning in the fourth quarter of Monsanto's fiscal year 1998, plus interest on the deferred portion.

        The agreement has a term of seven years for all countries within the European Union (at the option of both parties, the agreement can be renewed for up to 20 years for the European Union countries). For countries outside of the European Union, the agreement continues indefinitely unless terminated by either party. The agreement provides Monsanto with the right to terminate the agreement for an event of default (as defined in the agreement) by the Company or a change in control of Monsanto or sale of the Roundup(R) business. The agreement provides the Company with the right to terminate the agreement in certain circumstances including an event of default by Monsanto or the sale of the Roundup(R) business. Unless Monsanto terminates the agreement for an event of default by the Company, Monsanto is required to pay a termination fee to the Company that varies by program year. The termination fee is $150 million for each of the first five program years, gradually declines to $100 million by year ten of the program and then declines to a minimum of $16 million if the program continues for years 11 through 20.

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

3.      ACQUISITIONS

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


4.      INVENTORIES

Inventories, net of provisions for slow moving and obsolete inventory of $21.6 million, $27.8 million, and $20.1 million, respectively, consisted of:

                                                                                MARCH 31,       APRIL 1,     SEPTEMBER 30,
                                                                                  2001            2000           2000
                                                                                  ----            ----           ----

Finished goods............................................................     $      312.2   $      281.7    $      232.9
Raw materials.............................................................             89.1           83.6            73.7
                                                                               ------------   ------------    ------------
FIFO cost.................................................................            401.3          365.3           306.6
LIFO reserve..............................................................              0.7            1.0             0.9
                                                                               ------------   ------------    ------------
Total ....................................................................     $      402.0   $      366.3    $      307.5
                                                                               ============   ============    ============

5.      INTANGIBLE ASSETS, NET

                                                                                MARCH 31,       APRIL 1,     SEPTEMBER 30,
                                                                                  2001            2000           2000
                                                                                  ----            ----           ----

Goodwill..................................................................     $      282.0   $      526.2    $      280.4
Trademarks................................................................            323.8          192.8           331.1
Other ....................................................................            164.2           77.2           131.6
                                                                               ------------   ------------    ------------
Total ....................................................................     $      770.0   $      796.2    $      743.1
                                                                               ============   ============    ============

6.       LONG-TERM DEBT

                                                                                MARCH 31,       APRIL 1,     SEPTEMBER 30,
                                                                                  2001            2000           2000
                                                                                  ----            ----           ----

Revolving loans under credit facility.....................................     $      402.8   $      349.5    $       37.3
Term loans under credit facility..........................................            404.7          481.4           452.2
Senior Subordinated Notes.................................................            319.9          318.6           319.2
Notes due to sellers .....................................................             59.5           36.6            36.4
Amounts due to the State of Ohio..........................................              7.8              -             7.9
Foreign bank borrowings and term loans....................................             12.0            9.6             7.1
Capital lease obligations and other ......................................              1.5            2.2             2.7
                                                                               ------------   ------------    ------------
                                                                                    1,208.2        1,197.9           862.8
Less current portions.....................................................            132.5          183.2            49.4
                                                                               ------------   ------------    ------------
                                                                               $    1,075.7   $    1,014.7    $      813.4
                                                                               ============   ============    ============

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

        In conjunction with the acquisitions of the Substral business, Rhone-Poulenc Jardin and Sanford Scientific, Inc., notes were issued for certain portions of the total purchase price or other consideration that are to be paid in annual installments over a two to four-year period. The present value of the remaining note payments at March 31, 2001 is $30.4 million, $16.6 million and $4.3 million, respectively. The Company is imputing interest on the non-interest bearing notes using an interest rate prevalent for similar instruments at the time of acquisition (approximately 5.5%, 9% and 8%, respectively).

        In conjunction with other recent acquisitions, notes were issued for certain portions of the total purchase price that are to be paid in annual installments over periods ranging from four to five years. The present value of the remaining note payments is $8.2 million at March 31, 2001. The Company is imputing interest on the non-interest bearing notes using an interest rate prevalent for similar instruments at the time of the acquisitions (approximating 8%).

        In May 2000, the Company sold its North American headquarters and research facilities to the State of Ohio for approximately $8.0 million and leased these facilities back from the State of Ohio through lease agreements extending through June 2020. The proceeds of the sale were used to fund the expansion of the North American headquarters facility.

        The foreign term loans of $3.0 million issued on December 12, 1997, have an 8-year term and bear interest at 1% below LIBOR. The loans are denominated in Pounds Sterling and can be redeemed, on demand, by the note holder. The foreign bank borrowings of $9.0 million at March 31, 2001 represent lines of credit for foreign operations and are primarily denominated in French Francs.

7.       EARNINGS PER COMMON SHARE

        The following table presents information necessary to calculate basic and diluted earnings per common share ("EPS").

                                                                                 FOR THE                   FOR THE
                                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                           ------------------         ----------------
                                                                            MARCH 31, APRIL 1,       MARCH 31,    APRIL 1,
                                                                              2001      2000           2001         2000
                                                                              ----      ----           ----         ----

Net income.............................................................    $  84.8      $  63.4      $  33.6       $ 32.6
Payments to preferred shareholders ....................................        -.-          -.-          -.-         (6.4)
                                                                           -------      -------      -------       -----
Income applicable to common shareholders...............................    $  84.8      $  63.4      $  33.6       $ 26.2
Weighted-average common shares outstanding during the period ..........       28.2         27.9         28.2         28.0
                                                                           -------      -------      -------       ------
Basic earnings per common share........................................    $  3.01      $  2.27      $  1.19       $ 0.94
                                                                           =======      =======      =======       ======
Weighted-average common shares outstanding and potential
   common shares.......................................................       30.3         29.5         30.0         29.8
                                                                           -------      -------      -------       ------
Diluted earnings per common share......................................    $  2.80      $  2.15      $  1.12       $ 0.88
                                                                           =======      =======      =======       ======

8.       STATEMENT OF COMPREHENSIVE INCOME

         The components of other comprehensive income and total comprehensive income for the three and six months ended March 31, 2001 and April 1, 2000 are as follows:

                                                                                 FOR THE                   FOR THE
                                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                           ------------------         ----------------
                                                                            MARCH 31, APRIL 1,       MARCH 31,    APRIL 1,
                                                                              2001      2000           2001         2000
                                                                              ----      ----           ----         ----

Net income.............................................................    $  84.8      $  63.4      $  33.6       $ 32.6
Other comprehensive income (expense):
  Foreign currency translation adjustments ............................      (0.2)        (2.2)          3.2        (5.6)
  Change in valuation of derivative instruments........................      (1.2)          -.-        (0.7)          -.-
                                                                           ------       -------      ------        ------
Comprehensive income ..................................................    $  83.4      $  61.2      $  36.1       $ 27.0
                                                                           =======      =======      =======       ======

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

        In accordance with the Company's past efforts to enter into Ohio's VAP, the Company submitted to the Ohio Environmental Protection Agency a "Demonstration of Sufficient Evidence of VAP Eligibility Compliance" on July 8, 1997. Among other issues contained in the VAP submission was a description of the Company's ongoing efforts to assess potential environmental impacts of the discontinued on-site waste disposal areas as well as potential remediation efforts. Under the statutes covering VAP, an eligible participant in the program is not subject to State enforcement actions for those environmental matters being addressed. On October 21, 1997, the Company received a letter from the

        Director of the Ohio Environmental Protection Agency denying VAP eligibility based upon the timeliness of and completeness of the submittal. The Company has appealed the Director's action to the Environmental Review Appeals Commission. No hearing date has been set and the appeal remains pending. While negotiations continue, the Company has been voluntarily addressing a number of the historical on-site waste disposal areas with the knowledge of the Ohio Environmental Protection Agency. Interim measures have been implemented, which consist of capping two on-site waste disposal areas, closing of several ponds, and partial removal of sediment from a small, adjacent watercourse.

        Since receiving the notice of enforcement action in June 1997, management has continually assessed the potential costs that may be incurred to satisfactorily remediate the Marysville site and to pay any penalties sought by the State. Because the Company and the Ohio Environmental Protection Agency have not agreed as to the extent of any possible contamination and an appropriate remediation plan, the Company has developed and initiated an action plan to remediate the site based on its own assessments and consideration of specific actions which the Ohio Environmental Protection Agency will likely require. Because the extent of the ultimate remediation plan is uncertain, management is unable to predict with certainty the costs that will be incurred to remediate the site and to pay any penalties. As of March 31, 2001, management estimates that the range of possible loss that could be incurred in connection with this matter is $6 million to $10 million. The Company has accrued for the amount it considers to be the most probable within that range and believes the outcome will not differ materially from the amount reserved. Many of the issues raised by the State of Ohio are already being investigated and addressed by the Company during the normal course of conducting business.

        LAFAYETTE

        In July 1990, the Philadelphia District of the U.S. Army Corps of Engineers ("Corps") directed that peat harvesting operations be discontinued at Hyponex's Lafayette, New Jersey facility, based on its contention that peat harvesting and related activities result in the "discharge of dredged or fill material into waters of the United States" and, therefore, require a permit under Section 404 of the Clean Water Act. In May 1992, the United States filed suit in the U.S. District Court for the District of New Jersey seeking a permanent injunction against such harvesting, and civil penalties in an unspecified amount. The Company is defending this suit and is asserting a right to recover its economic losses resulting from the government's actions. The suit was placed in administrative suspension during fiscal 1996 in order to allow the Company and the government an opportunity to negotiate a settlement, and it remains suspended while the parties develop, exchange and evaluate technical data. In July 1997, the Company's wetlands consultant submitted to the government a draft remediation plan. Comments were received and a revised plan was submitted in early 1998. Further comments from the government were received during 1998 and 1999. The Company believes agreement on the remediation plan has essentially been reached. Before this suit can be fully resolved, however, the Company and the government must reach agreement on the government's civil penalty demand and other terms of the consent order proposed by the government in April 2001. The Company has reserved for its estimate of the probable loss to be incurred under this proceeding as of March 31, 2001. Furthermore, management believes the Company has sufficient raw material supplies available such that service to customers will not be materially adversely affected by the planned permanent closure of this facility.

        BRAMFORD

        In the United Kingdom, major discharges of waste to air, water and land are regulated by the Environment Agency. The Scotts (UK) Ltd. fertilizer facility in Bramford (Suffolk), United Kingdom, is subject to environmental regulation by this Agency. Two manufacturing processes at this facility require process authorizations and previously required a waste management license (discharge to a licensed waste disposal lagoon having ceased in July 1999). The Company expects to surrender the waste management license in consultation with the Environment Agency. In connection with the renewal of an authorization, the Environment Agency has identified the need for remediation of the lagoon, and the potential for remediation of a former landfill at the site. The Company intends to comply with the reasonable remediation concerns of the Environment Agency. The Company previously installed an environmental enhancement to the facility to reduce emissions to both air and ground water. Additional work is being undertaken to further reduce emissions to groundwater and surface water. The Company believes that it has adequately addressed the environmental concerns of the Environment Agency regarding emissions to air and groundwater. The Scotts Company (UK) Ltd. has retained an environmental consulting firm to research remediation designs. The Company and the Environment Agency are in discussions over the final plan for remediating the lagoon and the landfill. The Company has reserved for its estimate of the probable loss to be incurred in connection with this matter as of March 31, 2001.

        OTHER ENVIRONMENTAL MATTERS

        The Company has determined that quantities of cement containing asbestos material at certain manufacturing facilities in the United Kingdom should be removed. The Company has reserved for the estimate of costs to be incurred for this matter as of March 31, 2001.

        The Company has accrued $6.3 million at March 31, 2001 for the environmental matters described in Note 9. The significant components of the accrual are: (i) costs for site remediation of $4.0 million; (ii) costs for asbestos abatement of $1.8 million; and (iii) fines and penalties of $0.5 million. The significant portion of the costs accrued as of March 31, 2001 are expected to be paid in fiscal 2001 and 2002; however, payments are expected to be made through fiscal 2003 and possibly for a period thereafter.

        The Company believes that the amounts accrued as of March 31, 2001 are adequate to cover its known environmental expenses based on current facts and estimates of likely outcome. However, the adequacy of these accruals is based on several significant assumptions:

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

         CENTRAL GARDEN & PET COMPANY

         The Company is currently engaged in several litigation matters with Central Garden & Pet Company ("Central Garden"). These cases are summarized below.

         Scotts v. Central Garden, Southern District of Ohio

         On June 30, 2000, the Company filed suit against Central Garden in the U.S. District Court for the Southern District of Ohio to recover approximately $17 million in its outstanding accounts receivable from Central Garden with respect to the Company's 2000 fiscal year. The Company's complaint was later amended to seek approximately $24 million in accounts receivable and additional damages for other breaches of duty.

         On April 13, 2001 Central Garden filed an answer and counterclaim in the Ohio action. On April 24, 2001, Central Garden filed an amended counterclaim. Central Garden's counterclaims include allegations that the Company and Central Garden had entered into an oral agreement in April 1998 whereby the Company would allegedly share with Central Garden the benefits and liabilities of any future business integration between the Company and Pharmacia Corporation (formerly the Monsanto Company). Based on these allegations, Central Garden has asserted several causes of action, including breach of oral contract and fraudulent misrepresentation, and seeks damages in excess of $900 million. In addition, Central Garden asserts various other causes of action, including breach of written contract and quantum valebant, and seeks damages in excess of $76 million for those claims.

         Pharmacia Corporation v. Central Garden, Circuit Court of St. Louis, Missouri

         On June 30, 2000, Pharmacia Corporation filed suit against Central Garden in Missouri state court, seeking unspecified damages allegedly due Pharmacia under a four-year Alliance Agreement between Pharmacia and Central. The Company was, for a short time, an assignee of this Alliance Agreement, which it has reassigned to Pharmacia. Accordingly, on January 18, 2001, Pharmacia joined the Company as a nominal defendant in the Missouri state court action.

         On January 29, 2001, Central Garden filed its answer and cross-claims and counterclaims in the Missouri action. In its cross-claims, Central Garden seeks an unspecified amount of damages for alleged contractual breaches by the Company with respect to the agreements which are the subject of the Missouri and Ohio actions described above. In addition, Central Garden has included cross-claims under Section 17200 of the California Business and Professions Code on behalf of the general public and/or third party purchasers of the Company's products. Central Garden seeks injunctive and restitutionary relief pursuant to this newly added purported consumer representative action. On February 8, 2001, the Company filed a motion to stay Central Garden's cross-claims based on the pendency of the prior filed actions in the Ohio and California federal courts that involve the same subject matter. At a hearing on March 20, 2001, the Missouri state court stayed all cross-claims pending before it against the Company. The trial date for the Missouri state action has been set for December 2001.

         Central Garden v. Scotts & Pharmacia, Northern District of California

         On July 7, 2000, Central Garden filed suit against the Company and Pharmacia in the U.S. District Court for the Northern District of California (San Francisco Division) alleging various claims, including breach of contract and violations of federal antitrust laws, and seeking an unspecified amount of damages and injunctive relief. On October 26, 2000, after a noticed hearing, the District Court dismissed all of Central Garden's breach of contract claims for lack of subject matter jurisdiction. On November 17, 2000, Central Garden filed an amended complaint in the District Court, re-alleging various claims for violations of federal antitrust laws and also alleging state antitrust claims under the Cartwright Act, Section 16726 of the California Business and Professions Code. The trial date for the California federal action has been set for July 2002.

         Central Garden v. Scotts & Pharmacia, Contra Costa Superior Court

         On October 31, 2000, Central Garden filed a complaint against the Company and Pharmacia in the California Superior Court for Contra Costa County. That complaint seeks to assert the breach of contract claims previously dismissed by the District Court and additional claims under
         Section 17200 of the California Business and Professions Code. On December 4, 2000, the Company and Pharmacia jointly filed a motion to stay this action based on the pendency of prior lawsuits (including the two described above) that involve the same subject matter. By order dated February 23, 2001, the Superior Court stayed the action pending before it.

         On April 6, 2001, Central Garden filed a motion to lift the stay of the Contra Costa County action. The Company and Pharmacia filed a joint opposition to Central Garden's motion. On May 4, 2001, the Court issued a tentative ruling denying Central Garden's motion to lift the stay of the action. Central Garden did not challenge the tentative ruling, which accordingly became the ruling of the court. Consequently, all claims in the Contra Costa action remain stayed.

         The Company believes that all of Central Garden's federal and state claims are entirely without merit and it intends to vigorously defend against them.

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

         In January 2001, the EITF reached consensus on Issue 00-22 "Accounting for Points and Certain Other Time or Volume-Based Sales Incentive Offers". This issue requires certain allowances and discounts (e.g., volume discounts) paid to distributors and retail customers to be classified as a reduction of sales revenue. Like many other consumer products companies, the Company has historically classified these costs as advertising, promotion, or selling expenses. The Company adopted this guidance for the second quarter of fiscal 2001. The Company does not anticipate that the new accounting policy will impact fiscal 2001 results of operations.

         In April 2001, the EITF reached consensus on Issue 00-25 "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". This issue requires that certain consideration from a vendor to a retailer be classified as a reduction of sales revenue. Like many other consumer products companies, the Company has historically classified these costs as advertising, promotion, or selling expenses. The guidance is effective for the Company's first quarter of fiscal 2002. The Company does not anticipate that the new accounting policy will impact fiscal 2001 results of operations.

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

         The North American Consumer segment specializes in dry, granular slow-release lawn fertilizers, lawn fertilizer combination and lawn control products, grass seed, spreaders, water-soluble and controlled-release garden and indoor plant foods, plant care products, and potting soils, barks, mulches and other growing media products, and pesticide products. Products are marketed to mass merchandisers, home improvement centers, large hardware chains, nurseries and garden centers.

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

                                              North American      Global      International      Other/
(In Millions)                                    Consumer      Professional     Consumer        Corporate        Total
-------------                                 --------------   ------------   -------------     ---------        -----
SALES:
2001 YTD..................................      $     648.0     $      92.7    $     148.4    $       --      $     889.1
2000 YTD..................................      $     640.5     $      89.8    $     149.7    $       --      $     880.0

2001 Q2...................................      $     574.1     $      57.5    $     108.4    $       --      $     740.0
2000 Q2...................................      $     537.6     $      54.4    $     101.9    $       --      $     693.9

OPERATING INCOME (LOSS):
2001 YTD..................................      $     123.4     $      12.5    $      11.8    $      (43.8)   $     103.9
2000 YTD..................................      $     126.8     $      12.9    $      13.9    $      (49.2)   $     104.4

2001 Q2...................................      $     158.8     $      11.9    $      20.5    $      (23.3)   $     167.9
2000 Q2...................................      $     130.4     $       9.9    $      17.6    $      (25.4)   $     132.5

OPERATING MARGIN:
2001 YTD..................................             19.0%           13.5%           8.0%           nm             11.7%
2000 YTD..................................             19.8%           14.4%           9.3%           nm             11.9%

2001 Q2...................................             27.7%           20.7%          18.9%           nm             22.7%
2000 Q2...................................             24.3%           18.2%          17.3%           nm             19.1%

TOTAL ASSETS:
2001 TYD..................................      $   1,526.4     $     166.6    $     539.6    $      114.3    $   2,346.9
2000 YTD..................................      $   1,519.3     $     132.5    $     514.8    $      103.3    $   2,269.9

nm       Not meaningful.

         Operating income reported for the Company's three operating segments represents earnings before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. Accordingly, corporate operating income for the three and six months ended March 31, 2001 and April 1, 2000 includes amortization of certain intangible assets, corporate general and administrative expenses, and certain "other" income/expense not allocated to the business segments.

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

         The following unaudited information presents consolidating statements of operations, statements of cash flows and balance sheets for the three and six-month periods ended March 31, 2001 and April 1, 2000.

         Separate unaudited financial statements of the individual guarantor subsidiaries have not been provided because management does not believe they would be meaningful to investors.

THE SCOTTS COMPANY
STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2001 (IN MILLIONS)

(UNAUDITED)

                                                                     SUBSIDIARY      NON-
                                                       PARENT        GUARANTORS   GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                                       ------        ----------   ----------    ------------  ------------

Net sales..........................................  $     467.7   $     122.3    $     150.0                 $     740.0
Cost of sales......................................        289.4          44.6           86.9                       420.9
                                                     -----------   -----------    -----------                 -----------
Gross profit.......................................        178.3          77.7           63.1                       319.1
Gross commission earned from agency agreement......         14.9           -.-            1.7                        16.6
Costs associated with agency agreement.............          4.6           -.-            -.-                         4.6
                                                     -----------   -----------    -----------                 -----------
   Net commission..................................         10.3           -.-            1.7                        12.0
Operating expenses:
   Advertising and promotion.......................         50.7           2.4           15.1                        68.2
   Selling, general and administrative.............         54.2           7.4           27.4                        89.0
   Amortization of goodwill and other intangibles..          -.-           4.8            2.6                         7.4
Equity income in subsidiaries......................        (49.4)          -.-            -.-          49.4           -.-
Intracompany allocations...........................          2.6          (4.9)           2.3                         -.-
Other (income) expense, net .......................         (1.0)         (0.4)           -.-                        (1.4)
                                                     -----------   -----------    -----------   -----------   -----------
Income (loss) from operations......................        131.5          68.4           17.4         (49.4)        167.9
Interest (income) expense..........................         22.8          (3.7)           7.0                        26.1
                                                     -----------   -----------    -----------   -----------   -----------
Income (loss) before income taxes..................        108.7          72.1           10.4         (49.4)        141.8
Income taxes.......................................         23.9          28.9            4.2                        57.0
                                                     -----------   -----------    -----------   -----------   -----------
Net income (loss)..................................  $      84.8   $      43.2    $       6.2   $     (49.4)  $      84.8
                                                     ===========   ===========    ===========   ============  ===========


FOR THE SIX MONTHS ENDED MARCH 31, 2001 (IN MILLIONS)
(UNAUDITED)

                                                                     SUBSIDIARY      NON-
                                                       PARENT        GUARANTORS   GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                                       ------        ----------   ----------    ------------  ------------

Net sales..........................................  $     517.9   $     162.8    $     208.4                 $     889.1
Cost of sales......................................        316.6          95.6          123.2                       535.4
                                                     -----------   -----------    -----------                 -----------
Gross profit.......................................        201.3          67.2           85.2                       353.7
Gross commission earned from agency agreement......         14.5           -.-            2.0                        16.5
Costs associated with agency agreement.............          9.1           -.-            -.-                         9.1
                                                     -----------   -----------    -----------                 -----------
   Net commission..................................          5.4           -.-            2.0                         7.4
Operating expenses:
   Advertising and promotion.......................         56.7           3.4           20.7                        80.8
   Selling, general and administrative.............         98.2          12.9           53.6                       164.7
   Amortization of goodwill and other intangibles..          2.2           7.1            4.9                        14.2
Equity income in subsidiaries......................        (27.7)          -.-            -.-          27.7           -.-
Intracompany allocations...........................         (1.1)         (3.2)           4.3                         -.-
Other (income) expense, net .......................         (1.7)         (0.8)           -.-                        (2.5)
                                                     -----------   -----------    -----------   -----------   -----------
Income (loss) from operations......................         80.1          47.8            3.7         (27.7)        103.9
Interest (income) expense..........................         42.6          (7.4)          12.2                        47.4
                                                     -----------   -----------    -----------   -----------   -----------
Income (loss) before income taxes..................         37.5          55.2           (8.5)        (27.7)         56.5
Income taxes.......................................          3.9          22.4           (3.4)                       22.9
                                                     -----------   -----------    -----------   -----------   -----------
Net income (loss)..................................  $      33.6   $      32.8    $      (5.1)  $     (27.7)  $      33.6
                                                     ===========   ===========    ===========   ============  ===========

THE SCOTTS COMPANY
STATEMENT OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED MARCH 31, 2001 (IN MILLIONS)
(UNAUDITED)

                                                                     SUBSIDIARY       NON-
                                                         PARENT      GUARANTORS    GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                                         ------      ----------    ----------     ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)....................................  $    33.6     $    32.8     $     (5.1)   $    (27.7)   $    33.6
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Depreciation and amortization.....................       10.6          13.0            8.3                       31.9
   Equity income in subsidiaries.....................      (27.7)                                      27.7
   Net change in certain components of
      working capital................................     (177.5)       (102.2)         (84.7)                    (364.4)
   Net changes in other assets and
      liabilities and other adjustments..............        3.0         (11.7)           0.8           -.-         (7.9)
                                                       ---------     ---------     ----------    ----------    ---------
Net cash used in operating activities................     (158.0)        (68.1)         (80.7)          -.-       (306.8)
                                                       ---------     ---------     ----------    ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant and equipment..........      (20.4)         (3.3)          (3.0)                     (26.7)
Investments in acquired businesses, net
   of cash acquired..................................       (0.4)         (0.1)         (11.7)                     (12.2)
                                                       ---------     ---------     ----------    ----------    ---------
Net cash used in investing activities................      (20.8)         (3.4)         (14.7)          -.-        (38.9)
                                                       ---------     ---------     ----------    ----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings and repayments under
   revolving and bank lines of credit................      228.5                        147.8                      376.3
Gross borrowings under term loans....................      260.0                                                   260.0
Gross repayments under term loans....................     (257.5)                       (46.8)                    (304.3)
Financing and issuance fees..........................       (1.4)                                                   (1.4)
Cash received from exercise of stock options.........       10.4                                                    10.4
Intracompany financing...............................      (66.6)         68.7           (2.1)                       -.-
Other, net...........................................        -.-          (1.8)          (8.6)                     (10.4)
                                                       ---------     ---------     ----------    ----------    ---------
Net cash provided by financing activities............      173.4          66.9           90.3           -.-        330.6
                                                       ---------     ---------     ----------    ----------    ---------
Effect of exchange rate changes on cash..............        -.-           -.-           (0.1)          -.-         (0.1)
                                                       ---------     ---------     ----------    ----------    ---------
Net decrease in cash ................................       (5.4)         (4.6)          (5.2)                     (15.2)
Cash and cash equivalents, beginning of period.......       16.0           4.7           12.3           -.-         33.0
                                                       ---------     ---------     ----------    ----------    ---------
Cash and cash equivalents, end of period.............  $    10.6     $     0.1     $      7.1    $      -.-    $    17.8
                                                       =========     =========     ==========    ==========    =========

THE SCOTTS COMPANY
BALANCE SHEET
AS OF MARCH 31, 2001 (IN MILLIONS)
(UNAUDITED)

                                                                     SUBSIDIARY       NON-
                                                         PARENT      GUARANTORS    GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                                         ------      ----------    ----------     ------------  ------------

ASSETS
Current assets:
Cash and cash equivalents............................  $    10.6     $     0.1     $      7.1                  $     17.8
Accounts receivable, net.............................      367.8         112.8          212.4                       693.0
Inventories, net.....................................      241.0          78.6           82.4                       402.0
Current deferred tax asset ..........................       28.1           0.4           (0.9)                       27.6
Prepaid and other assets ............................       46.1           2.3           18.7                        67.1
                                                       ---------     ---------     ----------                  ----------
   Total current assets .............................      693.6         194.2          319.7                     1,207.5
Property, plant and equipment, net ..................      185.4          73.7           37.9                       297.0
Intangible assets, net ..............................       30.2         462.7          277.1                       770.0
Other assets ........................................       56.2           6.3            9.9                        72.4
Investment in affiliates.............................      868.1           -.-            -.-      (868.1)            -.-
Intracompany assets..................................        -.-         121.9            -.-      (121.9)            -.-
                                                       ---------     ---------     ----------    --------      ----------
   Total assets......................................  $ 1,833.5     $   858.8     $    644.6    $ (990.0)     $  2,346.9
                                                       =========     =========     ==========    ========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt...................................  $   104.9     $     2.4     $     25.2    $             $    132.5
Accounts payable.....................................      147.3          57.5           98.9                       303.7
Accrued liabilities .................................      187.7          24.6           53.7                       266.0
                                                       ---------     ---------     ----------                  ----------
   Total current liabilities ........................      439.9          84.5          177.8                       702.2
Long-term debt ......................................      711.2           4.1          360.4                     1,075.7
Other liabilities ...................................       34.5           -.-           15.3                        49.8
Intracompany liabilities.............................      107.9           -.-           14.0      (121.9)            -.-
                                                       ---------     ---------     ----------    --------      ----------
   Total liabilities.................................    1,293.5          88.6          567.5      (121.9)        1,827.7
                                                       ---------     ---------     ----------    --------      ----------
Commitments and contingencies
Shareholders' equity:
Investment from parent...............................                    488.4           60.1      (548.5)            -.-
Common shares, no par value per share, $.01 stated
   value per share...................................        0.3                                                      0.3
Capital in excess of par value.......................      390.6                                                    390.6
Retained earnings....................................      230.4         284.8           34.8      (319.6)          230.4
Treasury stock, 3.4 shares at cost...................      (74.6)                                                   (74.6)
Accumulated other comprehensive expense..............       (6.8)         (3.0)         (17.8)                      (27.5)
                                                       ---------     ---------     ----------    --------      ----------
Total shareholders' equity...........................      540.0         770.2           77.1      (868.1)          519.2
                                                       ---------     ---------     ----------    --------      ----------
Total liabilities and shareholders' equity...........  $ 1,833.5     $   858.8     $    644.6    $ (990.0)     $  2,346.9
                                                       =========     =========     ==========    ========      ==========

THE SCOTTS COMPANY
STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED APRIL 1, 2000 (IN MILLIONS)
(UNAUDITED)

                                                                     SUBSIDIARY       NON-
                                                         PARENT      GUARANTORS    GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                                         ------      ----------    ----------     ------------  ------------

Net sales............................................  $   421.5     $   133.2     $    139.2    $             $    693.9
Cost of sales .......................................      252.8          73.6           80.9                       407.3
                                                       ---------     ---------     ----------    ----------    ----------
Gross profit ........................................      168.7          59.6           58.3                       286.6
Gross commission earned from agency agreement .......        8.7           -.-            0.3                         9.0
Costs associated with  agency agreement .............        2.1           -.-            -.-                         2.1
                                                       ---------     ---------     ----------    ----------    ----------
   Net commission....................................        6.6           -.-            0.3           -.-           6.9
Operating expenses:
   Advertising and promotion ........................       44.6          11.6           15.2                        71.4
   Selling, general and administrative...............       53.9           6.5           24.0                        84.4
   Amortization of goodwill and other intangibles ...        3.8           1.6            2.3                         7.7
Equity income in subsidiaries........................      (28.2)                                      28.2           -.-
Intracompany allocations.............................      (10.2)          5.4            4.8                         -.-
Other (income) expense, net .........................        0.3          (2.8)           -.-                        (2.5)
                                                       ---------     ---------     ----------    ----------    ----------
Income (loss) from operations........................      111.1          37.3           12.3         (28.2)        132.5
Interest (income) expense ...........................       23.7          (3.6)           5.8                        25.9
                                                       ---------     ---------     ----------    ----------    ----------
Income (loss) before income taxes....................       87.4          40.9            6.5         (28.2)        106.6
Income taxes ........................................       24.0          16.6            2.6                        43.2
                                                       ---------     ---------     ----------    ----------    ----------
Net income (loss)....................................  $    63.4     $    24.3     $      3.9    $    (28.2)   $     63.4
                                                       =========     =========     ==========    ==========    ==========


FOR THE SIX MONTHS ENDED APRIL 1, 2000 (IN MILLIONS)
(UNAUDITED)

                                                                     SUBSIDIARY       NON-
                                                         PARENT      GUARANTORS    GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                         ------      ----------    ----------   ------------  ------------

Net sales............................................  $   499.5     $   174.2     $    206.3    $             $    880.0
Cost of sales .......................................      303.8         101.6          119.1                       524.5
                                                       ---------     ---------     ----------    ----------    ----------
Gross profit ........................................      195.7          72.6           87.2                       355.5
Gross commission earned from agency agreement .......        8.9           -.-            0.3                         9.2
Costs associated with  agency agreement .............        5.7           -.-            -.-                         5.7
                                                       ---------     ---------     ----------    ----------    ----------
   Net commission....................................        3.2           -.-            0.3         -.-             3.5
Operating expenses:
   Advertising and promotion ........................       52.3          13.9           23.4                        89.6
   Selling, general and administrative...............       93.4          12.5           47.2                       153.1
   Amortization of goodwill and other intangibles ...        5.5           3.7            4.6                        13.8
Equity income in subsidiaries........................      (22.7)                                      22.7           -.-
Intracompany allocations.............................      (12.1)          6.1            6.0                         -.-
Other (income) expense, net .........................        1.9          (3.6)          (0.2)                       (1.9)
                                                       ---------     ---------     ----------    ----------    ----------
Income (loss) from operations........................       80.6          40.0            6.5         (22.7)        104.4
Interest (income) expense ...........................       41.3          (3.7)          12.0                        49.6
                                                       ---------     ---------     ----------    ----------    ----------
Income (loss) before income taxes....................       39.3          43.7           (5.5)        (22.7)         54.8
Income taxes ........................................        6.7          17.7           (2.2)                        22.2
                                                       ---------     ---------     ----------    ----------    ----------
Net income (loss)....................................  $    32.6     $    26.0     $     (3.3)   $    (22.7)   $     32.6
                                                       =========     =========     ==========    ==========    ==========

THE SCOTTS COMPANY
STATEMENT OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED APRIL 1, 2000 (IN MILLIONS)
(UNAUDITED)

                                                                     SUBSIDIARY       NON-
                                                         PARENT      GUARANTORS    GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                                         ------      ----------    ----------     ------------  ------------

Net income...........................................  $    32.6     $    26.0     $     (3.3)   $   (22.7)    $     32.6
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization ....................       17.3           7.7            7.6                        32.6
   Loss on sale of property
   Equity income.....................................      (22.7)                                      22.7           -.-
Net change in certain components
   of working capital ...............................     (155.3)        (79.9)         (36.2)                     (271.4)
Net changes in other assets and
   liabilities and other adjustments.................       (4.5)         (4.6)          (1.0)          -.-          (8.1)
                                                       ---------     ---------     ----------    ----------    ----------
Net cash used in operating activities................     (132.6)        (50.8)         (30.9)          -.-        (214.3)
                                                       ---------     ---------     ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant and equipment..........      (12.2)         (2.4)          (5.5)          -.-         (20.1)
Investment in acquired businesses, net of cash
   acquired..........................................                                    (0.8)                       (0.8)
Other, net ..........................................        0.1                          1.7                         1.8
                                                       ---------     ---------     ----------    ----------    ----------
Net cash used in investing activities................      (12.1)         (2.4)          (4.6)          -.-         (19.1)
                                                       ---------     ---------     ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings under revolving
      and bank lines of credit ......................      248.4           1.2           36.9                       286.5
   Gross repayments under term loans.................       (1.0)                       (11.4)                      (12.4)
   Payments to preferred shareholders................       (6.4)                                                    (6.4)
   Repurchase of treasury shares.....................      (23.9)                                                   (23.9)
   Intracompany financing ...........................      (58.4)         49.3            9.1                         -.-
   Cash received from the exercise of stock options..        1.0                                                      1.0
   Other, net........................................       (4.4)          -.-           (6.0)          -.-         (10.4)
                                                       ---------     ---------     ----------    ----------    ----------
Net cash provided by financing activities ...........      155.3          50.5           28.6           -.-         234.4
                                                       ---------     ---------     ----------    ----------    ----------
Effect of exchange rate changes on cash..............        -.-           -.-           (1.6)          -.-          (1.6)
                                                       ---------     ---------     ----------    ----------    ----------
Net increase (decrease) in cash......................       10.6          (2.7)          (8.5)                       (0.6)
Cash and cash equivalents, beginning of period.......        8.5           3.1           18.7           -.-          30.3
                                                       ---------     ---------     ----------    ----------    ----------
Cash and cash equivalents, end of period.............  $    19.1     $     0.4     $     10.2    $      -.-    $     29.7
                                                       =========     =========     ==========    ==========    ==========

THE SCOTTS COMPANY
BALANCE SHEET
AS OF APRIL 1, 2000 (IN MILLIONS)
(UNAUDITED)

                                                                     SUBSIDIARY       NON-
                                                         PARENT      GUARANTORS    GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                         ------      ----------    ----------   ------------  ------------

ASSETS
Current assets:
   Cash and cash equivalents.........................  $    19.1     $     0.4     $     10.2                  $     29.7
   Accounts receivable, net .........................      362.0         107.1          180.2                       649.3
   Inventories, net .................................      207.2          82.9           76.2                       366.3
   Current deferred tax asset........................       28.1           0.5           (2.1)                       26.5
   Prepaid and other assets..........................       33.2           0.5           29.9           -.-          63.6
                                                       ---------     ---------     ----------    ----------    ----------
      Total current assets...........................      649.6         191.4          294.4           -.-       1,135.4
Property, plant and equipment, net ..................      159.9          58.0           40.2                       258.1
Intangible assets, net ..............................      262.3         269.3          264.6                       796.2
Other assets ........................................       65.0           2.4           12.8                        80.2
Investment in affiliates.............................      739.1                                     (739.1)          0.0
Intracompany assets .................................        -.-         290.9            -.-        (290.9)
                                                       ---------     ---------     ----------    ----------    ----------
      Total assets...................................  $ 1,875.9     $   812.0     $    612.0    $ (1,030.0)   $  2,269.9
                                                       =========     =========     ==========    ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt...................................  $   161.8     $     2.1     $     19.3    $             $    183.2
   Accounts payable..................................      144.4          41.6           95.7                       281.7
   Accrued liabilities...............................      126.8          99.4           61.4           -.-         287.6
                                                       ---------     ---------     ----------    ----------    ----------
      Total current liabilities......................      433.0         143.1          176.4           -.-         752.5
Long-term debt.......................................      698.8           5.1          310.8                     1,014.7
Other liabilities....................................       42.1           0.1           19.4                        61.6
Intracompany liabilities.............................      246.7           -.-           44.2        (290.9)          -.-
                                                       ---------     ---------     ----------    ----------    ----------
      Total liabilities..............................    1,420.6         148.3          550.8        (290.9)      1,828.8
                                                       ---------     ---------     ----------    ----------    ----------
Commitments and contingencies
Shareholders' equity:
   Investment from parent............................                    488.6           60.0        (548.6)          -.-
   Common shares, no par value per share,
      $.01 stated value per share....................        0.3                                                      0.3
   Capital in excess of par value....................      388.1                                                    388.1
   Class A Convertible Preferred Stock, no par value
      Retained earnings..............................      156.3         177.1           13.4        (190.5)        156.3
   Treasury stock, 2.8 shares at cost................      (85.1)          -.-            -.-                       (85.1)
   Accumulated other comprehensive expense...........       (4.3)         (2.0)         (12.2)                      (18.5)
                                                       ---------     ---------     ----------    ----------    ----------
Total shareholders' equity...........................      455.3         663.7           61.2        (739.1)        441.1
                                                       ---------     ---------     ----------    ----------    ----------
Total liabilities and shareholders' equity...........  $ 1,875.9     $   812.0     $    612.0    $ (1,030.0)   $  2,269.9
                                                       =========     =========     ==========    ==========    ==========

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

As a leading consumer branded lawn and garden company, we focus on our consumer marketing efforts, including advertising and consumer research, to create demand to pull product through the retail distribution channels. During fiscal 2000, we spent $209.1 million on advertising and promotional activities, which was a significant increase over fiscal 1999 spending levels of $189.0 million. We have applied this consumer marketing focus over the past several years, and we believe that Scotts continues to receive a significant return on these increased marketing expenditures. For example, sales in our North American Consumer Lawns business group increased 13.2% from fiscal 1999 to fiscal 2000, after having experienced double-digit percentage increases in sales during the prior two years. We believe that this dramatic sales growth resulted primarily from our increased consumer-oriented marketing efforts. We expect that we will continue to focus our marketing efforts toward the consumer and to increase consumer marketing expenditures in the future to drive market share and sales growth.

Scotts' sales are seasonal in nature and are susceptible to global weather conditions, primarily in North America and Europe. For instance, periods of wet weather can slow fertilizer sales but can create increased demand for pesticide sales. Periods of dry, hot weather can have the opposite effect on fertilizer and pesticide sales. We believe that the acquisitions we have made over the past several years diversify both our product line risk and geographic risk to weather conditions.

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

RESULTS OF OPERATIONS

The following table sets forth sales by business segment for the three and six months ended March 31, 2001 and April 1, 2000. Sales figures for all periods presented reflect the reclassification of certain rebates and allowances in accordance with accounting guidance adopted by the Company in the second quarter of fiscal 2001.

                                                       FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                       --------------------------          ------------------------
                                                         MARCH 31,      APRIL 1,          MARCH 31,          APRIL 1,
                                                           2001           2000              2001               2000
                                                           ----           ----              ----               ----
North American Consumer:
  Lawns.........................................     $        301.9   $        263.8    $        319.2   $         306.1
  Gardens.......................................               63.0             67.3              70.7              81.0
  Growing Media.................................               97.7             96.1             118.0             115.3
  Ortho.........................................               82.3             82.5              98.6             100.5
  Lawn Service..................................                4.4              2.6               9.2               5.4
  Canada........................................               13.2             13.8              14.2              15.2
  Other.........................................               11.6             11.5              18.1              17.0
                                                     --------------   --------------    --------------   ---------------
     Total......................................              574.1            537.6             648.0             640.5
International Consumer..........................              108.4            101.9             148.4             149.7
Global Professional.............................               57.5             54.4              92.7              89.8
                                                     --------------   --------------    --------------   ---------------
Consolidated....................................     $        740.0   $        693.9    $        889.1   $         880.0
                                                     ==============   ==============    ==============   ===============

The following table sets forth the components of income and expense as a percentage of sales for the three and six months ended March 31, 2001 and April 1, 2000:

                                                       FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                       --------------------------          ------------------------
                                                         MARCH 31,      APRIL 1,          MARCH 31,          APRIL 1,
                                                           2001           2000              2001               2000
                                                           ----           ----              ----               ----

Net sales.......................................             100.0%         100.0%            100.0%            100.0%
Cost of sales...................................              56.9           58.7              60.2              59.6
                                                     -------------    -----------       -----------      ------------
Gross profit....................................              43.1           41.3              39.8              40.4
Net commission earned from agency agreement.....               1.6            1.0               0.8               0.4
Operating expenses:
   Advertising and promotion....................               9.2           10.3               9.1              10.2
   Selling, general and administrative..........              12.0           12.2              18.5              17.4
   Amortization of goodwill and
      other intangibles.........................               1.0            1.1               1.6               1.6
   Other expense (income), net..................              (0.2)          (0.4)             (0.3)             (0.2)
                                                     -------------    -----------       -----------      ------------
Income from operations..........................              22.7           19.1              11.7              11.8
Interest expense................................               3.5            3.7               5.3               5.6
                                                     -------------    -----------       -----------      ------------
Income before income taxes......................              19.2           15.4               6.4               6.2
Income taxes....................................               7.7            6.2               2.6               2.5
                                                     -------------    -----------       -----------      ------------
Net income......................................              11.5            9.2               3.8               3.7
Payments to preferred shareholders..............               0.0            0.0               0.0               0.7
                                                     -------------    -----------       -----------      ------------
Income available to common
  shareholders..................................              11.5%           9.2%              3.8%              3.0%
                                                     =============    ===========       ===========      ============

THREE MONTHS ENDED MARCH 31, 2001 VERSUS THREE MONTHS ENDED APRIL 1, 2000

Sales for the second quarter ended March 31, 2001 were $740.0 million, an increase of 6.6% over the second quarter ended April 1, 2000 of $693.9 million. The increase in sales was driven primarily by an increase in sales in the North American Consumer segment as discussed below.

North American Consumer segment sales were $574.1 million in the second quarter of fiscal 2001, an increase of $36.5 million, or 6.8%, over sales for the second quarter of fiscal 2000 of $537.6 million. Sales in the Consumer Lawns business group within this segment increased $38.1 million, or 14.4%, from fiscal 2000 to fiscal 2001. Beginning in fiscal 2001, the Company has significantly changed the selling and distribution model for the Lawns, Gardens and Ortho business groups in North America. The products in these groups are now being sold by an integrated sales force, as opposed to separate sales forces in prior years, and the majority of these products are now being sold directly to retail customers rather than through distribution. The impact of these changes is that sales are recognized generally later in the season than they were in prior years, which contributed to the increase in second quarter sales for the Lawns group compared to the prior year. Sales in the Consumer Gardens business group decreased $4.3 million, or 6.4%, from the second quarter of fiscal 2000 to fiscal 2001. As a result of the change in distribution described above, it is anticipated that shipments for products in the Gardens business group have been delayed in the season closer to the time of sale to the consumer or into our third and fourth quarters. Sales for the other business groups in the North America Consumer segment did not vary significantly in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000.

Sales for the International Consumer segment of $108.4 million in the second quarter of fiscal 2001 were $6.5 million, or 6.4% higher than sales for the second quarter of fiscal 2000 of $101.9 million. Excluding the adverse impact of changes in exchange rates, sales for the International Consumer segment increased approximately 15% compared to the prior year period. The increase in sales is primarily due to the successful sell-in of a new line of fertilizer products under the Substral(R) brand name.

Sales for the Global Professional segment of $57.5 million in the second quarter of fiscal 2001 were $3.1 million, or 5.7% higher than the second quarter of fiscal 2000 sales of $54.4 million. Excluding the unfavorable impact of changes in foreign exchange rates, Global Professional segment sales increased approximately 10% quarter over quarter. The increase in sales is due to new product introductions and increased growing media sales.

Gross profit increased to $319.1 million in the second quarter of fiscal 2001, an increase of 11.3% over fiscal 2000 gross profit of $286.6 million. As a percentage of sales, gross profit was 43.1% of sales for fiscal 2001 compared to 41.3% of sales for the second quarter of fiscal 2000. This increase in profitability on sales was driven by a successful shift to direct distribution, higher production levels and improved efficiencies in the Company's production plants, and a continued shift in sales mix toward higher margin products, particularly within the Consumer Lawns and Consumer Growing Media business groups, which offset increases in raw material and energy costs.

The net commission earned from agency agreement in the second quarter of fiscal 2001 was $12.0 million compared to $6.9 million in the second quarter of fiscal 2000. The increase in net commission reflects a significant increase in gross commission for the quarter, reflecting the successful introduction of new and improved formulations, partially offset by an increase in contribution expenses as specified in the agreement with Monsanto. Scotts does not recognize commission income under the agency agreement until minimum earnings thresholds in the agreement are achieved, which is generally in our second quarter.

Advertising and promotion expenses for the second quarter of fiscal 2001 were $68.2 million, a decrease of $3.2 million, or 4.5% over fiscal 2000 advertising and promotion expenses of $71.4 million. This decrease reflects the impact of improved media buying efficiencies and lower advertising rates compared to the prior year.

Selling, general and administrative expenses in the second quarter of fiscal 2001 were $89.0 million, an increase of $4.6 million, or 5.5% over similar expenses in the second quarter of fiscal 2000 of $84.4 million. As a percentage of sales, selling, general and administrative expenses were 12.0% for the second quarter of fiscal 2001, unchanged from the same quarter in the prior year. The increase in selling, general and administrative expenses from the prior year is partially due to an increase in selling expenses as a result of the change in the selling and distribution model for the North American business described above. The increase in selling, general and administrative expenses is also due to an increase in information technology expenses from the prior year as a result of the cost of many information technology resources being capitalized toward the cost of our enterprise resource planning system a year ago. Most of these information technology resources have assumed a system support function that is now being expensed as incurred.

Other income for the second quarter of fiscal 2001 was $1.4 million compared to other income of $2.5 million in the prior year. The decrease in other income was primarily due to a significant royalty payment recorded in the second quarter of fiscal 2000 that did not recur in fiscal 2001.

Income from operations for the second quarter of fiscal 2001 was $167.9 million compared to $132.5 million for the second quarter of fiscal 2000. The increase was primarily due to the increase in sales and gross margin, and an increase in the net Roundup(R) commission described above.

Interest expense for the second quarter of fiscal 2001 was $26.1 million, a slight increase over fiscal 2000 interest expense of $25.9 million. Average borrowings for the second quarter of fiscal 2001 were slightly lower than the second quarter of fiscal 2000; however, this was offset by slightly increased interest rates quarter over quarter.

Income tax expense was $57.0 million for the second quarter of fiscal 2001 compared to $43.2 million for the same quarter in the prior year due to an increase in pre-tax income recognized in the second quarter of fiscal 2001. The Company's effective tax rate did not change significantly from fiscal 2000 to fiscal 2001.

Scotts reported net income of $84.8 million for the second quarter of fiscal 2001, or $2.80 per common share on a diluted basis, compared to net income of $63.4 million for fiscal 2000, or $2.15 per common share on a diluted basis.

SIX MONTHS ENDED MARCH 31, 2001 VERSUS SIX MONTHS ENDED APRIL 1, 2000

Net sales for the six months ended March 31, 2001 were $889.1 million, an increase of 1.0% over the six months ended April 1, 2000 of $880.0 million. The slight increase in sales was driven primarily by increases in sales in the North American Consumer segment as discussed below.

North American Consumer segment sales were $648.0 million for the six months of fiscal 2001, an increase of $7.5 million, or 1.2%, over sales for the six months of fiscal 2000 of $640.5 million. Sales in the Consumer Lawns business group within this segment increased $13.1 million, or 4.3%, from fiscal 2000 to fiscal 2001, primarily due to the introduction of a new line of grass seed products. Sales for the Consumer Garden business group decreased $10.3 million, or 12.7%, for the first six months of fiscal 2001 compared to the same period in the prior year due to the changes in the North American selling and distribution model described above. Sales for the other business groups in the North American Consumer segment did not vary significantly for the six months ended March 31, 2001 compared to the same period in the prior year. Certain of the business groups have realized price increases from the prior year of up to 2%.

Sales for the International Consumer segment of $148.4 million for the first six months of fiscal 2001 were slightly lower than sales for the first six months of fiscal 2000 of $149.7 million. Excluding the adverse impact of changes in exchange rates, sales for the International Consumer segment increased approximately 9% compared to the prior year period. The increase in sales is primarily due to the successful sell-in of a new line of fertilizer products under the Substral(R) brand name.

Sales for the Global Professional segment of $92.7 million for the first six months of fiscal 2001 were $2.9 million, or 3.2%, higher than the first six months of fiscal 2000 sales of $89.8 million. Excluding the unfavorable impact of changes in foreign exchange rates, Global Professional segment sales increased approximately 8% year over year. The increase in sales is due to new product introductions and increased growing media sales.

Gross profit for the first six months of fiscal 2001 was $353.7 million, down slightly from fiscal 2000 gross profit of $355.5 million. As a percentage of sales, gross profit was 39.8% of sales for the first six months of fiscal 2001 compared to 40.4% of sales for the first six months of fiscal 2000.

The net commission earned from agency agreement in the first six months of fiscal 2001 was $7.4 million, compared to $3.5 million in the first six months of fiscal 2000. The increase in net commission reflects a significant increase in gross commission for the six-month period, reflecting the successful introduction of new and improved formulations, partially offset by an increase in contribution expenses as specified in the agreement with Monsanto. Scotts does not recognize commission income under the agency agreement until minimum earnings thresholds in the agreement are achieved, which is generally in our second quarter.

Advertising and promotion expenses for the first six months of fiscal 2001 were $80.8 million compared to fiscal 2000 advertising and promotion expenses of $89.6 million. This decrease reflects the impact of improved media buying efficiencies and lower advertising rates compared to the prior year.

Selling, general and administrative expenses in the first six months of fiscal 2001 were $164.7 million, an increase of $11.5 million, or 7.5%, over similar expenses in the first six months of fiscal 2000 of $153.1 million. As a percentage of sales, selling, general and administrative expenses were 18.5% for the first six months of fiscal 2001 compared to 17.4% for fiscal 2000. The increase in selling, general and administrative expenses from the prior year is partially due to an increase in selling expenses as a result of the change in the selling and distribution model for the North American business described above. The increase in selling, general and administrative expenses is also due to an increase in information technology expenses from the prior year as a result of the cost of many information technology resources being capitalized toward the cost of our enterprise resource planning system a year ago. Most of these information technology resources have assumed a system support function that is now being expensed as incurred.

Amortization of goodwill and other intangibles was $14.2 million for the first six months of fiscal 2001, compared to $13.8 million in the prior year, due to adjustments made to the estimated purchase price for the Ortho acquisition made during the prior year.

Other income for the first six months of fiscal 2001 was $2.5 million compared to other income of $1.9 million in the prior year. The increase in income was primarily due to losses on the sale of miscellaneous assets that were incurred in the prior year.

Income from operations for the first six months of fiscal 2001 was $103.9 million compared to $104.4 million for the first six months of fiscal 2000. The slight decrease was the result of the slight decline in gross margin and increased selling, general and administrative costs, partially offset by increased net commission under the agency agreement and lower advertising and promotion expense.

Interest expense for the first six months of fiscal 2001 was $47.4 million, a decrease of $2.2 million from fiscal 2000 interest expense of $49.6 million. The decrease in interest expense was due to decreased average borrowings year over year, which more than offset an increase in interest rates for the period.

Income tax expense was $22.9 million for the first six months of fiscal 2001 compared to $22.2 million in the prior year due to a slight increase in pre-tax income for fiscal 2001 over the prior year. The provisions for income taxes reflect an estimated rate of 40.5% for the first six months of both fiscal 2001 and 2000.

Scotts reported net income of $33.6 million for the first six months of fiscal 2001, or $1.12 per common share on a diluted basis, compared to net income of $32.6 million for fiscal 2000, or $0.88 per common share on a diluted basis. The diluted earnings per share for the first six months of fiscal 2000 is net of a one-time reduction of $0.21 per share resulting from the early conversion of preferred stock in October 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $306.8 million for the six months ended March 31, 2001 compared to a use of cash of $214.3 million for the six months ended April 1, 2000. The seasonal nature of our operations generally requires cash to fund significant increases in working capital (primarily inventory and accounts receivable) during the first and second quarters. The third fiscal quarter is a period for collecting accounts receivable and liquidating inventory levels. The increase in cash required to fund operating activities for the first six months of fiscal 2001 compared to the prior year was due to higher levels of accounts receivable and inventory at March 31, 2001 compared to April 1, 2000, due, in part, to the change in the selling and distribution model for North America in fiscal 2001 described above and the trend by major retailers to delay inventory purchases later in season in fiscal 2001 compared to fiscal 2000.

Cash used in investing activities was $38.9 million for the first six months of fiscal 2001 compared to $19.1 million in the prior year. The additional cash used for investing activities in fiscal 2001 was primarily due to an increase in capital expenditures for the period, the $6.9 million payment toward the purchase of the Substral business discussed in Note 3 to the quarterly financial statements and payments made toward several lawn service acquisitions during the first six months of fiscal 2001.

Financing activities provided cash of $330.6 million for the first six months of fiscal 2001 compared to providing $234.4 million in the prior year. The increase in cash from financing activities was primarily due to an increase in borrowings under the Company's revolving credit facility to fund operations and investing activities during the first six months of fiscal 2001.

Total debt was $1,208.2 million as of March 31, 2001, an increase of $10.3 million compared with debt at April 1, 2000 of $1,197.9. The increase in debt compared to the prior year was primarily due to additional borrowings to fund operations and investing activities as discussed above.

Our primary sources of liquidity are funds generated by operations and borrowings under our credit facility. The credit facility provides for borrowings in the aggregate principal amount of $1.1 billion and consists of term loan facilities in the aggregate amount of $525 million and a revolving credit facility in the amount of $575 million.

In July 1998, our Board of Directors authorized the repurchase of up to $100 million of our common shares on the open market or in privately negotiated transactions on or prior to September 30, 2001. As of March 31, 2001, 1,106,295 common shares (or $40.6 million) have been repurchased under this repurchase program limit.

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

ENVIRONMENTAL MATTERS

We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial position; however, there can be no assurance that the resolution of these matters will not materially affect future quarterly or annual operating results. Additional information on environmental matters affecting us is provided in Note 9 to the Company's unaudited Condensed, Consolidated Financial Statements as of and for the six months ended March 31, 2001 and in the fiscal 2000 Annual Report on Form 10-K under the "ITEM 1. BUSINESS -- ENVIRONMENTAL AND REGULATORY CONSIDERATIONS" and "ITEM 3. LEGAL PROCEEDINGS" sections.

ENTERPRISE RESOURCE PLANNING ("ERP")

In July 1998, we announced a project designed to bring our information system resources in line with our current strategic objectives. The project includes the redesign of certain key business processes in connection with the installation of new software. SAP was selected as the primary software provider for this project. As of October 1, 2000, all of the North American businesses with the exception of Canada were operating under the new system. Through March 31, 2001, we spent approximately $55.1 million on the project, approximately 75% of which has been capitalized and will be amortized over a period of four to eight years. We are currently evaluating when, and to what extent, the new information systems and applications will be implemented at our international locations.

EURO

A new currency called the "euro" has been introduced in certain Economic and Monetary Union (EMU) countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effects the euro currency will have on the marketplace. We are assessing the impact the EMU formation and euro implementation will have on our internal systems and the sale of our products. We are in the process of developing our plans and contracts for work to be performed to implement utilization of the euro as required at our operations in continental Europe. We expect that a significant portion of the costs associated with this work will be incurred during fiscal 2001; however, some costs will likely be incurred in the first quarter of fiscal 2002 as well. We estimate that the cost related to addressing this issue will be $1.5-$2.0 million; however, there can be no assurance that the ultimate costs related to this issue will not exceed this estimate.

MANAGEMENT'S OUTLOOK

Results for the first six months of fiscal 2001 are in line with management's expectations and we believe we are well positioned to continue our trend of significant sales and earnings growth. We are coming off a very strong fiscal 2000 as we reported record sales of $1.76 billion, grew diluted earnings per share by at least 20% for the fourth consecutive year (on a pro forma basis, excluding extraordinary items and the impact of the early conversion of the Class A Convertible Preferred Stock) and established or maintained what we believe to be the number one market share position in most of the significant lawn and garden categories across the world. The performance in fiscal 2000 reflected the successful continuation of our emphasis on consumer-oriented marketing efforts to pull demand through distribution channels.

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

                 The harvesting of peat for our growing media business has come under increasing regulatory and environmental scrutiny. In the United States, state regulations frequently require us to limit our harvesting and to restore the property to its intended use. In some locations we have been required to create water retention ponds to control the sediment content of discharged water. In the United Kingdom, our peat extraction efforts are also the subject of legislation, and in the European Union, are the subject of conservation proposals. Since 1990, we have been involved in litigation with the Philadelphia District of the U.S. Army Corps of Engineers involving our peat harvesting operations at Hyponex's Lafayette, New Jersey facility. The Corps of Engineers is seeking a permanent injunction against harvesting and civil penalties in an unspecified amount.

                 The European Commission's Habitat Directive ("the Directive") provides that each European Member State must compile a list of areas containing habitats and species of European interest, and sets out scientific criteria for identifying such areas. Lists of proposed areas are submitted by Member States to the European Commission as candidate Special Areas of Conservation
                 (SAC). If ultimately accepted by the Commission, an area will be designated by its Member State. In August 2000, the nature conservation advisory body to the U.K. Government notified Scotts' U.K. subsidiary that three of its peat harvesting sites in the U.K. were under consideration as candidate SAC's because of their European interest as "degraded raised peat bogs capable of natural regeneration". Management is challenging consideration of our peat harvesting sites as potential candidate SAC's, since we believe they do not meet the scientific criteria laid out in the Directive. The Company has recently submitted a scientific report to the nature conservation advisory body of the U.K. Government detailing objections to such proposals. If our objections are not resolved through a process of consultation, the U.K. Government may decide to submit the sites to the European Commission. Upon submission, the sites become candidate SAC's under U.K. law. The peat harvesting sites in the U.K. are operated under mineral planning consents issued by local planning authorities. Following possible submission by the U.K. Government of the harvesting sites as candidate SAC's, these local planning authorities will be required to review the impact of activities likely to affect these areas. If these authorities determine that harvesting activity will damage the features of European interest on the sites, then they may modify or revoke the mineral planning consents. Where a planning consent is altered or revoked by a local planning authority, legislation requires compensation to be paid to those affected.

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

         - THE IMPLEMENTATION OF THE EURO CURRENCY IN SOME EUROPEAN COUNTRIES COULD ADVERSELY AFFECT US.

                 In January 1999, the "euro" was introduced in some Economic and Monetary Union (EMU) countries and by 2002, all EMU countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effects the euro currency will have on the market place. Additionally, the European Commission has not yet defined and finalized all of the rules and regulations with regard to the euro currency. We are still assessing the impact the EMU formation and euro implementation will have on our internal systems and the sale of our products. We expect to take appropriate actions based on the results of our assessment. We estimate that the cost related to addressing this issue will be $1.5-$2.0 million; however, there can be no assurance that the ultimate costs related to this issue will not exceed this estimate.

         - OUR SIGNIFICANT INTERNATIONAL OPERATIONS MAKE US MORE SUSCEPTIBLE TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES AND TO THE COSTS OF INTERNATIONAL REGULATION.

                 We currently operate manufacturing, sales and service facilities outside of North America, particularly in the United Kingdom, Germany and France. Our international operations have increased with the acquisitions of Levington, Miracle Garden, Ortho, Rhone-Poulenc Jardin and Substral and with the marketing agreement for consumer Roundup(R) products. In fiscal 2000, international sales accounted for approximately 21% of our total sales. Accordingly, we are subject to risks associated with operations in foreign countries, including:

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

                           PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

                 As noted in Note 9 to the Company's unaudited Condensed, Consolidated Financial Statements as of and for the period ended March 31, 2001, the Company is involved in several pending legal and environmental matters. Pending other material legal proceedings are as follows:

                 Rhone-Poulenc, S.A., Rhone-Poulenc Agro S.A. and Hoechst, A.G.

                 On October 15, 1999, the Company began arbitration proceedings before the International Court of Arbitration of the International Chamber of Commerce (the "ICA") against Rhone-Poulenc S.A. and Rhone-Poulenc Agro S.A. (collectively, "Rhone-Poulenc") under arbitration provisions contained in contracts relating to the purchase by the Company of Rhone-Poulenc's European lawn and garden business, Rhone-Poulenc Jardin, in 1998. The Company alleged that the combination of Rhone-Poulenc and Hoechst Schering AgrEvo GmbH ("AgrEvo") into a new entity, Aventis S.A., would result in the violation of non-compete and other provisions in the contracts mentioned above.

                 On October 9, 2000, the ICA issued a First Partial Award by the Tribunal which, inter alia, (i) found that Rhone-Poulenc breached its duty of good faith under French law by not disclosing to the Company the contemplated combination of Rhone-Poulenc and AgrEvo, (ii) directed that the parties re-negotiate a non-compete provision, and (iii) ruled that a research and development agreement entered into ancillary to the purchase of Rhone-Poulenc Jardin is binding upon both Rhone-Poulenc and its post-merger successor. On February 12, 2001, because of the parties' failure to agree on revisions to the non-compete provision, the ICA issued a Second Partial Award by the Tribunal revising that provision. A damages hearing has been scheduled to begin July 2, 2001.

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

ITEM 5.          OTHER INFORMATION

                 On May 10, 2001, the Company's Board of Directors elected James Hagedorn as the Company's President and Chief Executive Officer. Mr. Hagedorn succeeds Charles M. Berger as CEO, who will continue to serve as Chairman of the Board. Mr. Hagedorn had served as the Company's President and Chief Operating Officer since April 2001, and is also a member of the Company's Board of Directors.

                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 (a) See Exhibit Index at page 43 for a list of the exhibits included herewith.

                 (b) The Registrant filed no Current Reports on Form 8-K during the quarter covered by this Report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE SCOTTS COMPANY

                                            /S/     CHRISTOPHER L. NAGEL
                                            ---     --------------------
Date: May 15th, 2001                        Principal Accounting Officer,
                                            Vice President and Corporate
                                            Controller

                               THE SCOTTS COMPANY
                        QUARTERLY REPORT ON FORM 10-Q FOR
                       FISCAL QUARTER ENDED MARCH 31, 2001

                                 EXHIBIT INDEX

EXHIBIT                                                                                       PAGE
NUMBER            DESCRIPTION                                                                NUMBER
------            -----------                                                                ------
10(w)             Letter Agreement dated March 21, 2001, pertaining to:
                  amendment to Employment Agreement, dated as of
                  August 7, 1998, between the Registrant and Charles M.
                  Berger; and employment of Mr. Berger through
                  January 16, 2003                                                             *


* Filed herewith