Form 10-Q
period 2001-06-30
SCOTTS COMPANY
filed 2001-08-14
CIK 825542

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                  28,826,247                    Outstanding at August 10, 2001
     Common Shares, voting, no par value

                       THE SCOTTS COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                                                    PAGE NO.

PART I.  FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Condensed, Consolidated Statements of Operations - Three and nine month
          periods ended June 30, 2001 and July 1, 2000....................................................             3

          Condensed, Consolidated Statements of Cash Flows - Nine month periods
          ended June 30, 2001 and July 1, 2000............................................................             4

          Condensed, Consolidated Balance Sheets - June 30, 2001, July 1, 2000
          and September 30, 2000..........................................................................             5

          Notes to Condensed, Consolidated Financial Statements...........................................             6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations...................................................................................            27

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...............................................................................            40

Item 6.   Exhibits and Reports on Form 8-K................................................................            41

Signatures       .........................................................................................            42

Exhibit Index    .........................................................................................            43

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                               THE SCOTTS COMPANY
                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)


                                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                                          ------------------        -----------------
                                                          JUNE 30,    JULY 1,    JUNE 30,       JULY 1,
                                                            2001       2000        2001          2000
                                                            ----       ----        ----          ----
Net sales ..........................................      $610.3      $581.4     $1,499.4      $1,461.4
Cost of sales ......................................       378.7       355.6        914.1         880.1
Cost of sales - restructuring and other charges ....         0.9          --          0.9            --
                                                           -----      ------     --------      --------
      Gross profit .................................       230.7       225.8        584.4         581.3
                                                           -----      ------     --------      --------
Gross commission earned from agency agreement ......        20.7        16.9         37.2          26.1
Costs associated with agency agreement .............         4.6         2.0         13.8           7.7
                                                           -----      ------     --------      --------
      Net commission earned from agency agreement ..        16.1        14.9         23.4          18.4
                                                           -----      ------     --------      --------
Operating expenses:
      Advertising and promotion ....................        47.0        48.0        127.8         137.6
      Selling, general and administrative ..........        80.8        76.8        245.5         229.8
      Selling, general and administrative -
           restructuring and other charges .........        15.1          --         15.1            --
      Amortization of goodwill and other intangibles         6.9         6.9         21.1          20.7
      Other (income) expense, net ..................        (6.1)        1.0         (8.6)         (0.8)
                                                           -----      ------     --------      --------
Income from operations .............................       103.1       108.0        206.9         212.4
Interest expense ...................................        22.3        24.8         69.7          74.4
                                                           -----      ------     --------      --------
Income before income taxes .........................        80.8        83.2        137.2         138.0
Income taxes .......................................        35.4        30.4         58.3          52.6
                                                           -----      ------     --------      --------
Net income .........................................        45.4        52.8         78.9          85.4
Payments to preferred shareholders .................          --          --           --           6.4
                                                           -----      ------     --------      --------
Income applicable to common shareholders ...........       $45.4      $ 52.8     $   78.9      $   79.0
                                                           =====      ======     ========      ========
Basic earnings per share ...........................       $1.60      $ 1.89     $   2.79      $   2.83
                                                           =====      ======     ========      ========
Diluted earnings per share .........................       $1.49      $ 1.77     $   2.61      $   2.66
                                                           =====      ======     ========      ========
Common shares used in basic earnings
  per share calculation ............................        28.3        27.9         28.3          27.9
                                                           =====      ======     ========      ========
Common shares and potential common shares
      used in diluted earnings per share calculation        30.6        29.7         30.3          29.7
                                                           =====      ======     ========      ========

           See notes to condensed, consolidated financial statements

                               THE SCOTTS COMPANY
                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                                           NINE MONTHS ENDED
                                                                                           -----------------
                                                                                          JUNE 30,     JULY 1,
                                                                                           2001         2000
                                                                                           ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ......................................................................        $  78.9       $ 85.4
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ................................................           47.9         48.9
   Restructuring and other charges ..............................................            9.4           --
   Loss on sale of property .....................................................             --          4.0
   Net change in certain components of working capital ..........................          (60.2)        33.7
   Net change in other assets and liabilities and other adjustments .............           (9.0)        (7.5)
                                                                                         -------       ------
      Net cash provided by operating activities .................................           67.0        164.5
                                                                                         -------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in property, plant and equipment ..................................          (36.2)       (37.2)
   Investment in acquired businesses, net of cash acquired ......................          (10.0)        (3.4)
   Other, net ...................................................................             --          1.7
                                                                                         -------       ------
      Net cash used in investing activities .....................................          (46.2)       (38.9)
                                                                                         -------       ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under revolving and bank lines of credit .........           82.2        (24.1)
   Gross borrowings under term loans ............................................          260.0           --
   Gross repayments under term loans ............................................         (309.8)       (18.4)
   Financing and issuance fees ..................................................           (1.5)        (1.0)
   Payments to preferred shareholders ...........................................             --         (6.4)
   Repurchase of treasury shares ................................................             --        (23.9)
   Cash received from the exercise of stock options .............................           13.3          2.5
   Payments on seller notes .....................................................          (24.5)        (3.3)
                                                                                         -------       ------
      Net cash provided by (used in) financing activities .......................           19.7        (74.6)
                                                                                         -------       ------
Effect of exchange rate changes on cash .........................................           (0.4)        (1.9)
                                                                                         -------       ------
Net increase in cash ............................................................           40.1         49.1
Cash and cash equivalents at beginning of period ................................           33.0         30.3
                                                                                         -------       ------
Cash and cash equivalents at end of period ......................................        $  73.1       $ 79.4
                                                                                         =======       ======

SUPPLEMENTAL CASH FLOW INFORMATION:
   Businesses acquired:
      Fair value of assets acquired, net of cash ................................        $  45.9       $  3.4
      Liabilities assumed .......................................................             --           --
                                                                                         -------       ------
      Net assets acquired .......................................................           45.9          3.4
      Cash paid .................................................................            9.8          1.2
      Notes issued to seller ....................................................           36.1          2.2
      Debt issued ...............................................................        $    --       $   --


            See notes to condensed, consolidated financial statements

                               THE SCOTTS COMPANY
                     CONDENSED, CONSOLIDATED BALANCE SHEETS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                                           UNAUDITED
                                                                                           ---------
                                                                             JUNE 30,        JULY 1,     SEPTEMBER 30,
                                                                               2001           2000           2000
                                                                               ----           ----           ----
ASSETS
Current assets:
   Cash and cash equivalents ........................................        $   73.1       $   79.4       $   33.0
   Accounts receivable, less allowances of $21.9,
      $13.1 and $11.7, respectively .................................           358.1          374.2          216.0
   Inventories, net .................................................           359.0          294.1          307.5
   Current deferred tax asset .......................................            27.5           24.4           25.1
   Prepaid and other assets .........................................            60.0           21.6           62.3
                                                                             --------       --------       --------
      Total current assets ..........................................           877.7          793.7          643.9
Property, plant and equipment, net ..................................           291.9          266.6          290.5
Intangible assets, net ..............................................           762.1          758.9          743.1
Other assets ........................................................            72.2           75.9           83.9
                                                                             --------       --------       --------
      Total assets ..................................................        $2,003.9       $1,895.1       $1,761.4
                                                                             ========       ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt ..................................................        $   60.8       $   50.2       $   49.4
   Accounts payable .................................................           233.8          195.5          153.0
   Accrued liabilities ..............................................           250.9          258.0          207.4
                                                                             --------       --------       --------
      Total current liabilities .....................................           545.5          503.7          409.8
Long-term debt ......................................................           835.9          836.0          813.4
Other liabilities ...................................................            55.9           60.8           60.3
                                                                             --------       --------       --------
      Total liabilities .............................................         1,437.3        1,400.5        1,283.5
                                                                             --------       --------       --------
Commitments and contingencies

Shareholders' equity:
   Class A Convertible Preferred Stock, no par value ................              --             --             --
   Common shares, no par value per share, $.01 stated
      value per share, issued 31.3, 31.3 and 31.3, respectively .....             0.3            0.3            0.3
   Capital in excess of par value ...................................           386.3          388.1          389.3
   Retained earnings ................................................           275.7          209.1          196.8
   Treasury stock, 2.7, 3.4, and 3.4 shares, respectively, at cost ..           (72.2)         (83.7)         (83.5)
   Accumulated other comprehensive expense ..........................           (23.5)         (19.2)         (25.0)
                                                                             --------       --------       --------
      Total shareholders' equity ....................................           566.6          494.6          477.9
                                                                             --------       --------       --------
Total liabilities and shareholders' equity ..........................        $2,003.9       $1,895.1       $1,761.4
                                                                             ========       ========       ========


            See notes to condensed, consolidated financial statements

        NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    (ALL AMOUNTS ARE IN MILLIONS EXCEPT PER SHARE DATA OR AS OTHERWISE NOTED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS

         The Scotts Company and its subsidiaries, (collectively, the "Company") is engaged in the manufacture and sale of lawn care and garden products. The Company's major customers include mass merchandisers, home improvement centers, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, lawn and landscape service companies, commercial nurseries and greenhouses, and specialty crop growers. The Company's products are sold in the United States, Canada, the European Union, the Caribbean, South America, Southeast Asia, the Middle East, Africa, Australia, New Zealand, Mexico, Japan, and several Latin American countries.

         ORGANIZATION AND BASIS OF PRESENTATION

         The condensed, consolidated financial statements include the accounts of the Company. All material intercompany transactions have been eliminated.

         The condensed, consolidated balance sheets as of June 30, 2001 and July 1, 2000, and the related condensed, consolidated statements of operations for the three and nine month periods then ended and of cash flows for the nine month periods then ended, are unaudited; however, in the opinion of management, such financial statements contain all adjustments necessary for the fair presentation of the Company's financial position and results of operations. Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the financial statements and accompanying notes in the Company's fiscal 2000 Annual Report on Form 10-K.

         REVENUE RECOGNITION

         Revenue is recognized when products are shipped and when title and risk of loss transfer to the customer. For certain large multi-location customers, products may be shipped to third-party warehousing locations. Revenue is not recognized until the customer places orders against that inventory and acknowledges in writing ownership of the goods. Provisions for estimated returns and allowances are recorded at the time of shipment based on historical rates of returns as a percentage of sales.

         ADVERTISING AND PROMOTION

         The Company advertises its branded products through national and regional media, and through cooperative advertising programs with retailers. Retailers are also offered pre-season stocking and in-store promotional allowances. Certain products are also promoted with direct consumer rebate programs. Advertising and promotion costs (including allowances and rebates) incurred during the year are expensed ratably to interim periods in relation to revenues. All advertising and promotion costs, except for production costs, are expensed within the fiscal year in which such costs are incurred. Production costs for advertising programs are deferred until the period in which the advertising is first aired. Promotional amounts are classified as a reduction of net sales.

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

         To manage certain of its cash flow exposures, the Company has entered into forward exchange contracts and interest rate swap agreements. The forward exchange contracts are designated as hedges of the Company's foreign currency exposure associated with future cash flows. Amounts payable or receivable under forward exchange contracts are recorded as adjustments to selling, general and administrative expense. The interest rate swap agreements are designated as hedges of the Company's interest rate risk associated with certain variable rate debt. Amounts payable or receivable under the swap agreements are recorded as adjustments to interest expense. Gains or losses resulting from valuing these swaps at fair value are recorded in other comprehensive income.

         The Company adopted FAS 133 as of October 2000. Since adoption, there have been no gains or losses recognized in earnings for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. The most significant of these estimates are related to the allowance for doubtful accounts, returns, inventory valuation reserves, expected useful lives assigned to property, plant and equipment and goodwill and other intangible assets, legal and environmental accruals, post-retirement benefits, promotional and consumer rebate liabilities, income taxes and contingencies. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results ultimately may differ from the estimates.

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

         The Company's conclusion is not free from challenge and, in fact, would likely be challenged if the Company were to terminate the agreement. If it were determined that, upon termination, the Company must pay any remaining deferred contribution amounts and related per annum charges, the resulting charge to earnings could have a material impact on the Company's results of operations and financial position. At June 30, 2001, contribution payments and related per annum charges of approximately $44.2 million had been deferred under the agreement. This amount is considered a contingent obligation and has not been reflected in the financial statements as of and for the three and nine months then ended.

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

3.       RESTRUCTURING AND OTHER CHARGES

         During the third quarter of fiscal 2001, the Company recorded $16.0 million of restructuring and other charges, primarily associated with the sale, closure or relocation of certain manufacturing and administrative facilities. Of the $16.0 million in charges, $12.1 million qualify as restructuring costs in accordance with generally accepted accounting principles; the remaining $3.9 million are other non-recurring costs associated with these restructuring activities.


         The $16.0 million in charges is segregated in the Statements of Operations in two components: (i) $0.9 million included in cost of sales for the write-off of inventory that was rendered unusable as a result of the restructuring activities and (ii) $15.1 million included in selling, general and administrative costs. Included in the $15.1 million charge in selling, general and administrative costs is $8.4 million to write-off the remaining carrying value of certain property and equipment; $4.0 million of facility exit costs; $0.6 million of severance costs; and $2.1 million in other restructuring and related costs.

         The following is a rollforward of the restructuring and related charges recorded in the third quarter of fiscal 2001:


Description                            TYPE       CLASSIFICATION     CHARGE    PAYMENT     BALANCE
                                                                                           6/30/01
Severance                                  Cash               SG&A      $  .6     $  --       $  .6
Facility exit costs                        Cash               SG&A        4.0       (.2)        3.8
Other related costs                        Cash               SG&A        2.1        --         2.1
                                                                        -----     ------     ------
 Total Cash                                                               6.7       (.2)        6.5
                                                                        -----     ------     ------
Property and equipment write downs     Non-Cash               SG&A        8.4       n/a         8.4
Obsolete inventory writeoffs           Non-Cash      Cost of sales         .9       n/a          .9
                                                                        -----     ------     ------
 Total Non-cash                                                           9.3                   9.3
                                                                        -----     ------     ------
 Total                                                                  $16.0      $(.2)      $15.8
                                                                        =====     ======      =====

4.       ACQUISITIONS

         On January 1, 2001, the Company acquired the Substral(R) brand and consumer plant care business from Henkel KgaA. Substral is a leading consumer fertilizer brand in many European countries including Germany, Austria, Belgium, France and the Nordics. Under the terms of the Asset Purchase Agreement, the Company acquired specified working capital and intangible assets associated with the Substral business. The purchase price will be determined based on the value of the working capital assets acquired and the performance of the business for the period from June 15, 2000 to December 31, 2000. The parties to the transaction are still in the process of determining a final purchase price, however, the Company's management estimates that the final purchase price will be approximately $30-$35 million. On June 29, 2001 and December 29, 2000, the Company advanced $6.4 million and $6.9 million, respectively, to Henkel KgaA toward the Substral purchase price.

         Through third quarter of fiscal 2001, the Company acquired several lawn service businesses for a total of approximately $16.7 million. These acquisitions were accounted for under the purchase method of accounting with substantially all of the purchase price assigned to intangible assets.

5.       INVENTORIES

         Inventories, net of provisions for slow moving and obsolete inventory of $22.4 million, $24.9 million, and $20.1 million, respectively, consisted of:

                                                   JUNE 30,     JULY 1,   SEPTEMBER 30,
                                                     2001        2000          2000
                                                     ----        ----          ----

Finished goods ..............................       $272.5       $219.1       $232.9
Raw materials ...............................         85.8         74.0         73.7
                                                    ------       ------       ------
FIFO cost ...................................        358.3        293.1        306.6
LIFO reserve ................................          0.7          1.0          0.9
                                                    ------       ------       ------
Total .......................................       $359.0       $294.1       $307.5
                                                    ======       ======       ======

6.       INTANGIBLE ASSETS, NET

                                                   JUNE 30,     JULY 1,   SEPTEMBER 30,
                                                     2001        2000          2000
                                                     ----        ----          ----

Goodwill .........                                  $283.3      $279.8        $280.4
Trademarks .......                                   320.0       350.7         331.1
Other ............                                   158.8       128.4         131.6
                                                    ------      ------        ------
Total ............                                  $762.1      $758.9        $743.1
                                                    ======      ======        ======


7.       LONG-TERM DEBT

                                                   JUNE 30,     JULY 1,   SEPTEMBER 30,
                                                     2001        2000          2000
                                                     ----        ----          ----

Revolving loans under credit facility........       $115.0      $ 38.4        $ 37.3
Term loans under credit facility.............        396.4       471.6         452.2
Senior Subordinated Notes....................        320.2       318.9         319.2
Notes due to sellers ........................         50.2        37.7          36.4
Amounts due to the State of Ohio.............          7.6          --           7.9
Foreign bank borrowings and term loans.......          4.3         9.7           7.1
Capital lease obligations and other .........          3.0         9.9           2.7
                                                    ------      ------        ------
                                                     896.7       886.2         862.8
Less current portions........................         60.8        50.2          49.4
                                                    ------      ------        ------
                                                    $835.9      $836.0        $813.4
                                                    ======      ======        ======


         The Company's credit facility provides for borrowings in the aggregate principal amount of $1.1 billion and consists of term loan facilities in the aggregate amount of $525 million and a revolving credit facility in the amount of $575 million. Financial covenants included as part of the facility include, among others, minimum net worth, interest coverage and net leverage ratios.

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

         In January 1999, the Company completed an offering of $330 million of 8 5/8% Senior Subordinated Notes (the "Notes") due 2009. The net proceeds from the offering, together with borrowings under the Company's credit facility, were used to fund the Ortho acquisition and to repurchase approximately 97% of Scotts $100.0 million outstanding 9 7/8% Senior Subordinated Notes due August 2004. In August 1999, the Company repurchased the remaining $2.9 million of the 9 7/8% Senior Subordinated Notes.

         The Company entered into two interest rate locks in fiscal 1998 to hedge its anticipated interest rate exposure on the Notes offering. The total amount paid under the interest rate locks of $12.9 million has been recorded as a reduction of the Notes' carrying value and is being amortized over the life of the Notes as interest expense.

         In conjunction with the acquisitions of the Substral business, Rhone-Poulenc Jardin and Sanford Scientific, Inc., notes were issued for certain portions of the total purchase price or other consideration that are to be paid in annual installments over a two to four-year period. The present value of the remaining note payments at June 30, 2001 is $18.4 million, $16.3 million and $2.9 million, respectively. The Company is imputing interest on the non-interest bearing notes using an interest rate prevalent for similar instruments at the time of acquisition (approximately 5.5%, 9% and 8%, respectively). With respect to the recent series of small to mid-range lawn service acquisitions, similar notes were issued for portions of the purchase price. Collectively, the present value of these notes approximates $6.8 million at June 30, 2001. These notes will be paid in annual installments over a two to nine-year period. The Company is imputing interest on the non-interest bearing notes using an interest rate of 5.0%. Other recent acquisitions have involved similar notes issued for portions of the purchase price. These notes are to be paid in annual installments over periods ranging from four to five years. The present value of the remaining note payments is $5.8 million at June 30, 2001. The Company is imputing interest on these non-interest bearing notes using an interest rate prevalent for similar instruments at the time of the acquisitions (approximating 8%).

         In May 2000, the Company sold its North American headquarters and research facilities to the State of Ohio for approximately $8.0 million and leased these facilities back from the State of Ohio through lease agreements extending through June 2020. The proceeds of the sale were used to fund the expansion of the North American headquarters facility.

         The foreign term loans of $3.0 million issued on December 12, 1997, have an 8-year term and bear interest at 1% below LIBOR. The loans are denominated in Pounds Sterling and can be redeemed, on demand, by the note holder. The foreign bank borrowings of $4.3 million at June 30, 2001 represent lines of credit for foreign operations and are primarily denominated in German Marks.

8.       EARNINGS PER COMMON SHARE

         The following table presents information necessary to calculate basic and diluted earnings per common share ("EPS").


                                                                  FOR THE                FOR THE
                                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             ------------------     -----------------
                                                             JUNE 30,   JULY 1,     JUNE 30,   JULY 1,
                                                               2001      2000         2001      2000
                                                               ----      ----         ----      ----
Net income...............................................     $45.4      $52.8       $78.9      $85.4
Payments to preferred shareholders . ....................        --         --          --       (6.4)
                                                              -----      -----       -----      -----
Income applicable to common shareholders.................     $45.4      $52.8       $78.9      $79.0
Weighted-average common shares outstanding
      during the period..................................      28.3       27.9        28.3       27.9
                                                              -----      -----       -----      -----
Basic earnings per common share..........................     $1.60      $1.89       $2.79      $2.83
                                                              =====      =====       =====      =====
Weighted-average common shares outstanding
      and potential common shares........................      30.6       29.7        30.3       29.7
                                                              -----      -----       -----      -----
Diluted earnings per common share........................     $1.49      $1.77       $2.61      $2.66
                                                              =====      =====       =====      =====

9.       STATEMENT OF COMPREHENSIVE INCOME

         The components of other comprehensive income and total comprehensive income for the three and nine months ended June 30, 2001 and July 1, 2000 are as follows:

                                                                  FOR THE                FOR THE
                                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                             ------------------     ------------------
                                                             JUNE 30,   JULY 1,     JUNE 30,   JULY 1,
                                                               2001      2000         2001      2000
                                                               ----      ----         ----      ----
Net income...............................................     $45.4     $52.8        $78.9      $85.4
Other comprehensive income (expense):
      Foreign currency translation adjustments...........      (4.0)     (0.7)        (0.8)      (6.3)
      Change in valuation of derivative instruments......        --        --         (0.7)        --
                                                              -----     -----        -----      -----
Comprehensive income.....................................     $41.4     $52.1        $77.4      $79.1
                                                              =====     =====        =====      =====

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

         The Company is continuing to meet with the Ohio Attorney General and the Ohio Environmental Protection Agency in an effort to complete negotiations of an amicable resolution of these issues. Negotiations have narrowed the unresolved issues between the Company and the Ohio Attorney General/Ohio Environmental Protection Agency, and the parties anticipate concluding negotiations on an agreed Consent Order, shortly. A significant negotiating point is the degree to which stream remediation will be conducted on Crosses Run, as it runs through the Company's property. The parties have agreed to a civil penalty cash payment subject to the successful completion of negotiations on the remaining provisions of a judicial consent order. The Company believes that it has viable defenses to the State's enforcement action, including that it had been proceeding under VAP to address specified environmental issues, and will assert those defenses should an amicable resolution of the State's enforcement action not be reached.

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

         Since receiving the notice of enforcement action in June 1997, management has continually assessed the potential costs that may be incurred to satisfactorily remediate the Marysville site and to pay any penalties sought by the State. Because the Company and the Ohio Environmental Protection Agency have not agreed as to the extent of any possible contamination and an appropriate remediation plan, the Company has developed and initiated an action plan to remediate the site based on its own assessments and consideration of specific actions which the Ohio Environmental Protection Agency will likely require. Because the extent of the ultimate remediation plan is uncertain, management is unable to predict with certainty the costs that will be incurred to remediate the site and to pay any penalties. As of June 30, 2001, management estimates that the range of possible loss that could be incurred in connection with this matter is $6 million to $10 million. The Company has accrued for the amount it considers to be the most probable within that range and believes the outcome will not differ materially from the amount reserved. Many of the issues raised by the State of Ohio are already being investigated and addressed by the Company during the normal course of conducting business.

         LAFAYETTE

         In July 1990, the Philadelphia District of the U.S. Army Corps of Engineers ("Corps") directed that peat harvesting operations be discontinued at Hyponex's Lafayette, New Jersey facility, based on its contention that peat harvesting and related activities result in the "discharge of dredged or fill material into waters of the United States" and, therefore, require a permit under Section 404 of the Clean Water Act. In May 1992, the United States filed suit in the U.S. District Court for the District of New Jersey seeking a permanent injunction against such harvesting, and civil penalties in an unspecified amount. The Company is defending this suit and is asserting a right to recover its economic losses resulting from the government's actions. The suit was placed in administrative suspension during fiscal 1996 in order to allow the Company and the government an opportunity to negotiate a settlement, and it remains suspended while the parties develop, exchange and evaluate technical data. In July 1997, the Company's wetlands consultant submitted to the government a draft remediation plan. Comments were received and a revised plan was submitted in early 1998. Further comments from the government were received during 1998 and 1999. The Company believes agreement on the remediation plan has essentially been reached. Before this suit can be fully resolved, however, the Company and the government must reach agreement on the government's civil penalty demand and other terms of the consent order proposed by the government in April 2001. The Company has reserved for its estimate of the probable loss to be incurred under this proceeding as of June 30, 2001. Furthermore, management believes the Company has sufficient raw material supplies available such that service to customers will not be materially adversely affected by the planned permanent closure of this facility.

         BRAMFORD

         In the United Kingdom, major discharges of waste to air, water and land are regulated by the Environment Agency. The Scotts (UK) Ltd. fertilizer facility in Bramford (Suffolk), United Kingdom, is subject to environmental regulation by this Agency. Two manufacturing processes at this facility require process authorizations and previously required a waste management license (discharge to a licensed waste disposal lagoon having ceased in July 1999). The Company is deciding whether to surrender the waste management license or continue licensure as a dormant facility, which is no longer used for any disposal wastes. The Company is addressing the reasonable remediation concerns of the Environment Agency in connection with the lagoon and a former landfill at the site. The Company previously installed an environmental enhancement to the facility to reduce emissions to both air and ground water. Additional work has successfully reduced emissions to groundwater and surface water. The Company believes that it has adequately addressed the environmental concerns of the Environment Agency regarding emissions to air and groundwater. The Scotts Company
         (UK) Ltd. has retained an environmental consulting firm to advise on these matters. The Company and the Environment Agency are expected to have further discussions over the final plan for remediating the lagoon and the landfill. The Company has reserved for its estimate of the probable loss to be incurred in connection with this matter as of June 30, 2001.

         OTHER ENVIRONMENTAL MATTERS

         The Company has determined that quantities of cement containing asbestos material at certain manufacturing facilities in the United Kingdom should be removed. The Company has reserved for the estimate of costs to be incurred for this matter as of June 30, 2001.

         The Company has accrued $6.5 million at June 30, 2001 for the environmental matters described in Note 10. The significant components of the accrual are: (i) costs for site remediation of $4.0 million;
         (ii) costs for asbestos abatement of $1.8 million; and (iii) fines and penalties of $0.5 million. The significant portion of the costs accrued as of June 30, 2001 are expected to be paid in fiscal 2001 and 2002; however, payments are expected to be made through fiscal 2003 and possibly for a period thereafter.

         The Company believes that the amounts accrued as of June 30, 2001 are adequate to cover its known environmental expenses based on current facts and estimates of likely outcome. However, the adequacy of these accruals is based on several significant assumptions:

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

         If the above actions are determined adversely to the Company, the result could have a material adverse effect on the Company's results of operations, financial position and cash flows. The Company believes that we will prevail in the

         AgrEvo matter and that any potential exposure that the Company may face cannot be reasonably estimated. Therefore, no accrual has been established related to this matter.

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

         On April 13, 2001, Central Garden filed an answer and counterclaim in the Ohio action. On April 24, 2001, Central Garden filed an amended counterclaim. Central Garden's counterclaims include allegations that the Company and Central Garden had entered into an oral agreement in April 1998 whereby the Company would allegedly share with Central Garden the benefits and liabilities of any future business integration between the Company and Pharmacia Corporation (formerly Monsanto). Based on these allegations, Central Garden has asserted several causes of action, including breach of oral contract and fraudulent misrepresentation, and seeks damages in excess of $900 million. The Company believes that the preliminary discussions regarding any acquisition from Pharmacia that occurred are not actionable under any legal theory. In addition, Central Garden asserts various other causes of action, including breach of written contract and quantum valebant, and seeks damages in excess of $76 million based on the allegations that Central Garden was entitled to receive credit for the value of inventory improperly seized by Scotts. These allegations are made without regard to the fact that the amounts sought from Central in litigation filed by Scotts and Pharmacia are net of any such alleged credit. The Company believes all of Central Garden's counterclaims in Ohio are without merit and it intends to vigorously defend against them.

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

         The Missouri court clarified its stay order on June 13, 2001, permitting Central Garden to pursue contract claims arising under or related to the Alliance Agreement. On June 23, 2001, the Company filed a cross-claim against Central Garden for an equitable accounting to establish the parties' relative financial positions under the Alliance Agreement at the conclusion of that agreement. On June 28, 2001, Central Garden amended its cross-claims against the Company to assert claims for declaratory relief and an accounting, breaches of various contracts, breach of an indemnification agreement, promissory estoppel, promissory fraud, conversion, and unfair business practices. On July 18, 2001, the Company filed a motion to strike Central Garden's amended cross-claims because certain of those claims involved issues arising after the conclusion of the Alliance Agreement. On the same date, Central Garden moved for leave to file its amended cross-claims, which the Company opposed. The Missouri state court held a hearing on July 26, 2001 on these motions but has not issued a ruling. The trial date for the Missouri state action is set for December 2001.

         Central Garden v. Scotts & Pharmacia, Northern District of California

         On July 7, 2000, Central Garden filed suit against the Company and Pharmacia in the U.S. District Court for the Northern District of California (San Francisco Division) alleging various claims, including breach of contract and violations of federal antitrust laws, and seeking an unspecified amount of damages and injunctive relief. On October 26, 2000, after a noticed hearing, the District Court dismissed all of Central Garden's breach of contract claims for lack of subject matter jurisdiction. On November 17, 2000, Central Garden filed an amended complaint in the District Court, re-alleging various claims for violations of federal antitrust laws and also alleging state antitrust claims under the Cartwright Act, Section 16726 of the California Business and Professions Code. The trial date for the California federal action is set for July 2002.

         Central Garden v. Scotts & Pharmacia, Contra Costa Superior Court

         On October 31, 2000, Central Garden filed a complaint against the Company and Pharmacia in the California Superior Court for Contra Costa County. That complaint seeks to assert the breach of contract claims previously dismissed by the District Court in the California federal action described above, and additional claims under Section 17200 of the California Business and Professions Code. On December 4, 2000, the Company and Pharmacia jointly filed a motion to stay this action based on the pendency of prior lawsuits (including the three actions described above) that involve the same subject matter. By order dated February 23, 2001, the Superior Court stayed the action pending before it.

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

         The Company believes that all of Central Garden's federal and state claims are entirely without merit and it intends to vigorously defend against them. If the above actions are determined adversely to the Company, the result could have a material adverse effect on the Company's results of operations, financial position and cash flows. The Company believes that we will prevail in the Central Garden matters and that any potential exposure that the Company may face cannot be reasonably estimated. Therefore, no accrual has been established related to these matters.



         The Company is involved in other lawsuits and claims which arise in the normal course of its business. In the opinion of management, these claims individually and in the aggregate are not expected to result in a material adverse effect on the Company's financial position or operations.

11.      NEW ACCOUNTING STANDARDS

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

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard No. 141, "Business Combinations". This statement requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase accounting method and also established specific criteria for recognition of intangible assets separately from goodwill. The acquisitions discussed in footnote 4 herein were accounted for using the purchase accounting method.

         Also in June 2001, the FASB issued Statement of Accounting Standard No. 142, "Goodwill and Other Intangible Assets". This statement addresses how goodwill and other intangible assets should be accounted for subsequent to their acquisition. The Company will adopt this guidance beginning with the first quarter of fiscal 2002. The Company is evaluating the impact this Standard will have on its financial statements.



12.      SEGMENT INFORMATION

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

                                   NORTH AMERICAN     GLOBAL      INTERNATIONAL     OTHER/
(IN MILLIONS)                         CONSUMER     PROFESSIONAL      CONSUMER      CORPORATE      TOTAL
-------------                         --------     ------------      --------      ---------      -----

SALES:
2001 YTD..........................    $1,135.2        $138.6          $225.6        $   --      $1,499.4
2000 YTD..........................    $1,090.4        $134.7          $236.3        $   --      $1,461.4
2001 Q3...........................    $  487.1        $ 45.9          $ 77.3        $   --      $  610.3
2000 Q3...........................    $  449.9        $ 44.9          $ 86.6        $   --      $  581.4

OPERATING INCOME (LOSS):
2001 YTD..........................    $  250.4        $ 19.2          $ 16.6        $(79.3)     $  206.9
2000 YTD..........................    $  227.0        $ 14.9          $ 28.9        $(58.4)     $  212.4
2001 Q3...........................    $  127.0        $  6.7          $  4.8        $(35.4)     $  103.1
2000 Q3...........................    $  101.7        $  6.2          $ 15.0        $(14.9)     $  108.0

OPERATING MARGIN:
2001 YTD..........................        22.1%         13.9%            7.4%           nm          13.8%
2000 YTD..........................        20.8%         11.1%           12.2%           nm          14.5%
2001 Q3...........................        26.1%         14.6%            6.2%           nm          18.6%
2000 Q3...........................        22.6%         13.8%           17.3%           nm          18.6%

TOTAL ASSETS:
2001 (June 30)....................    $1,297.6        $147.7          $440.0        $118.6      $2,003.9
2000 (July 1).....................    $1,205.1        $158.3          $444.3        $ 87.4      $1,895.1


nm       Not meaningful.

         Operating income reported for the Company's three operating segments represents earnings before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. Accordingly, corporate operating income for the three and nine months ended June 30, 2001 and July 1, 2000 includes amortization of certain intangible assets, corporate general and administrative expenses, restructuring and other charges and certain "other" income/expense not allocated to the business segments.

         Total assets reported for the Company's operating segments include the intangible assets for the acquired businesses within those segments. Corporate assets primarily include deferred financing and debt issuance costs, corporate fixed assets as well as deferred tax assets.

13.      FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

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

         The following unaudited information presents condensed, consolidated statements of operations, for the three and nine-month periods ended June 30, 2001 and July 1, 2000; the condensed, consolidated statements of cash flows for the nine-month periods ended June 30, 2001 and July, 1, 2000; and the condensed, consolidated balance sheets at June 30, 2001 and July 1, 2000.

         Separate unaudited financial statements of the individual guarantor subsidiaries have not been provided because management does not believe they would be meaningful to investors.

THE SCOTTS COMPANY
STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2001 (IN MILLIONS)

(UNAUDITED)

                                                                            SUBSIDIARY       NON-
                                                                 PARENT     GUARANTORS    GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                                 ------     ----------    ----------   ------------  ------------
Net sales....................................................    $315.4       $168.7        $126.2        $   --         $610.3
Cost of sales................................................     232.1         74.1          72.5                        378.7
Cost of sales - restructuring and other charges..............       0.9          --             --                          0.9
                                                                 ------        -----        ------                       ------
Gross profit.................................................      82.4         94.6          53.7                        230.7
                                                                 ------        -----        ------                       ------

Gross commission earned from agency agreement................      19.9          --            0.8                         20.7
Costs associated with agency agreement.......................       4.6          --             --                          4.6
                                                                 ------        -----        ------                       ------
    Net commission...........................................      15.3          --            0.8                         16.1
                                                                 ------        -----        ------                       ------

Operating expenses:
    Advertising and promotion................................      26.4          6.2          14.4                         47.0
    Selling, general and administrative......................      46.0          6.9          27.9                         80.8
    Selling, general and administrative -
         restructuring and other charges.....................      15.1           --            --                         15.1
    Amortization of goodwill and other intangibles...........       2.3          2.1           2.5                          6.9
Equity income in subsidiaries................................     (42.3)          --            --          42.3             --
Intercompany allocations.....................................     (12.6)         9.4           3.2                           --
Other (income) expense, net .................................      (4.7)        (1.8)          0.4                         (6.1)
                                                                 ------        -----        ------        ------         ------
Income (loss) from operations................................      67.5         71.8           6.1         (42.3)         103.1
Interest (income) expense....................................      19.6         (3.8)          6.5                         22.3
                                                                 ------        -----        ------        ------         ------
Income (loss) before income taxes............................      47.9         75.6          (0.4)        (42.3)          80.8
Income taxes (benefit).......................................       2.5         33.1          (0.2)                        35.4
                                                                 ------        -----        ------        ------         ------
Net income (loss)............................................    $ 45.4        $42.5        $ (0.2)       $(42.3)        $ 45.4
                                                                 ======        =====        ======        ======         ======


FOR THE NINE MONTHS ENDED JUNE 30, 2001 (IN MILLIONS)
(UNAUDITED)

                                                                            SUBSIDIARY       NON-
                                                                 PARENT     GUARANTORS    GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                                 ------     ----------    ----------   ------------  ------------
Net sales....................................................    $833.4       $331.4        $334.6        $   --       $1,499.4
Cost of sales................................................     548.8        169.6         195.7                        914.1
Cost of sales - restructuring and other charges..............       0.9           --            --                          0.9
                                                                 ------       ------        ------                     --------
Gross profit.................................................     283.7        161.8         138.9                        584.4
                                                                 ------        -----        ------                       ------

Gross commission earned from agency agreement................      34.4           --           2.8                         37.2
Costs associated with agency agreement.......................      13.8           --            --                         13.8
                                                                 ------       ------        ------                     --------
    Net commission...........................................      20.6           --           2.8                         23.4
                                                                 ------        -----        ------                       ------

Operating expenses:
    Advertising and promotion................................      83.1          9.6          35.1                        127.8
    Selling, general and administrative......................     144.2         19.8          81.5                        245.5
    Selling, general and administrative -
         restructuring and other charges.....................      15.1           --            --                         15.1
    Amortization of goodwill and other intangibles...........       4.5          9.2           7.4                         21.1
Equity income in subsidiaries................................     (70.1)          --            --          70.1             --
Intercompany allocations.....................................     (13.8)         6.3           7.5                           --
Other (income) expense, net .................................      (6.4)        (2.6)          0.4                         (8.6)
                                                                 ------       ------        ------       -------       --------
Income (loss) from operations................................     147.7        119.5           9.8         (70.1)         206.9
Interest (income) expense....................................      62.2        (11.2)         18.7                         69.7
                                                                 ------       ------        ------       -------       --------
Income (loss) before income taxes............................      85.5        130.7          (8.9)        (70.1)         137.2
Income taxes (benefit).......................................       6.6         55.5          (3.8)                        58.3
                                                                 ------       ------        ------       -------       --------
Net income (loss)............................................    $ 78.9       $ 75.2        $ (5.1)       $(70.1)      $   78.9
                                                                 ======       ======        ======       =======       ========

THE SCOTTS COMPANY
STATEMENT OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED JUNE 30, 2001 (IN MILLIONS)
(UNAUDITED)

                                                                             SUBSIDIARY      NON-
                                                                 PARENT      GUARANTORS   GUARANTORS  ELIMINATIONS   CONSOLIDATED
                                                                 ------      ----------   ----------  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ......................................        $  78.9       $ 75.2       $ (5.1)       $(70.1)       $ 78.9
Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization ......................           15.9         19.3         12.7                        47.9
    Restructuring and other charges ....................            9.4           --           --                         9.4
    Equity income in subsidiaries ......................          (70.1)                                   70.1            --
    Net change in certain components of
      working capital ..................................           27.5        (60.5)       (27.2)                      (60.2)
    Net changes in other assets and
        liabilities and other adjustments ..............            9.4        (26.0)         7.6            --          (9.0)
                                                                -------         ----         ----         -----          ----
Net cash provided by (used in) operating activities ....           71.0          8.0        (12.0)           --          67.0
                                                                -------         ----         ----         -----          ----

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant and equipment ............          (25.7)        (6.0)        (4.5)                      (36.2)
Investments in acquired businesses, net of cash acquired           (0.3)         2.2        (11.9)           --         (10.0)
                                                                -------         ----        -----         -----        ------
Net cash used in investing activities ..................          (26.0)        (3.8)       (16.4)           --         (46.2)
                                                                -------         ----        -----         -----        ------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings and repayments under
    revolving and bank lines of credit .................             --           --         82.2                        82.2
Gross borrowings under term loans ......................          260.0           --           --                       260.0
Gross repayments under term loans ......................         (258.5)          --        (51.3)                     (309.8)
Financing and issuance fees ............................           (1.5)          --           --                        (1.5)
Cash received from exercise of stock options ...........           13.3           --           --                        13.3
Payments on seller notes ...............................             --         (1.1)       (23.4)                      (24.5)
Intercompany financing .................................          (20.1)        (7.8)        27.9            --            --
                                                                -------         ----        -----         -----        ------
Net cash provided by financing activities ..............           (6.8)        (8.9)        35.4            --          19.7
                                                                -------         ----        -----         -----        ------
Effect of exchange rate changes on cash ................             --           --         (0.4)           --          (0.4)
                                                                -------         ----        -----         -----        ------
Net increase (decrease) in cash ........................           38.2         (4.7)         6.6            --          40.1
Cash and cash equivalents, beginning of period .........           16.0          4.7         12.3            --          33.0
                                                                -------         ----        -----         -----        ------

Cash and cash equivalents, end of period ...............        $  54.2       $   --       $ 18.9        $   --        $ 73.1
                                                                =======         ====        =====         =====        ======

THE SCOTTS COMPANY
BALANCE SHEET
AS OF JUNE 30, 2001 (IN MILLIONS)
(UNAUDITED)


                                                                           SUBSIDIARY        NON-
                                                                 PARENT    GUARANTORS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                                 ------    ----------    ----------   ------------   ------------
ASSETS
Current assets:
Cash and cash equivalents....................................   $   54.2     $   --         $ 18.9      $      --      $   73.1
Accounts receivable, net.....................................      136.8       84.2          137.1                        358.1
Inventories, net.............................................      232.8       49.4           76.8                        359.0
Current deferred tax asset...................................       28.1        0.5           (1.1)                        27.5
Prepaid and other assets.....................................       38.7        3.0           18.3                         60.0
                                                                --------     ------         ------                     --------
    Total current assets ....................................      490.6      137.1          250.0                        877.7
Property, plant and equipment, net ..........................      180.6       74.4           36.9                        291.9
Intangible assets, net ......................................       29.8      459.2          273.1                        762.1
Other assets ................................................       55.1       19.5           (2.4)                        72.2
Investment in affiliates.....................................      910.4         --             --         (910.4)           --
Intercompany assets..........................................         --      195.6             --         (195.6)           --
                                                                --------     ------         ------      ---------      --------
    Total assets.............................................   $1,666.5     $885.8         $557.6      $(1,106.0)     $2,003.9
                                                                ========     ======         ======      =========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt..............................................   $   28.0     $  2.0         $ 30.8      $      --      $   60.8
Accounts payable.............................................      117.8       39.0           77.0                        233.8
Accrued liabilities .........................................      171.3       27.9           51.7                        250.9
                                                                --------     ------         ------                     --------
    Total current liabilities................................      317.1       68.9          159.5                        545.5
Long-term debt ..............................................      559.8        4.2          271.9                        835.9
Other liabilities ...........................................       41.2         --           14.7                         55.9
Intercompany liabilities.....................................      159.8         --           35.8         (195.6)           --
                                                                --------     ------         ------      ---------      --------
    Total liabilities........................................    1,077.9       73.1          481.9         (195.6)      1,437.3
                                                                --------     ------         ------      ---------      --------

Commitments and contingencies

Shareholders' equity:
Investment from parent.......................................         --      488.3           60.2         (548.5)           --
Common shares, no par value per share,
    $.01 stated value per share..............................        0.3         --             --                          0.3
Capital in excess of par value...............................      386.3         --             --                        386.3
Retained earnings............................................      275.7      327.2           34.7         (361.9)        275.7
Treasury stock, 2.7 shares at cost...........................      (72.2)        --             --                        (72.2)
Accumulated other comprehensive expense......................       (1.5)      (2.8)         (19.2)                       (23.5)
                                                                --------     ------         ------      ---------      --------
Total shareholders' equity...................................      588.6      812.7           75.7         (910.4)        566.6
                                                                --------     ------         ------      ---------      --------
Total liabilities and shareholders' equity...................   $1,666.5     $885.8         $557.6      $(1,106.0)     $2,003.9
                                                                ========     ======         ======      =========      ========

THE SCOTTS COMPANY
STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 1, 2000 (IN MILLIONS)
(UNAUDITED)


                                                                         SUBSIDIARY     NON-
                                                                PARENT   GUARANTORS  GUARANTORS  ELIMINATIONS   CONSOLIDATED
                                                                ------   ----------  ----------  ------------   ------------
Net sales....................................................   $287.9     $165.6      $127.9       $   --         $581.4
Cost of sales................................................    185.5      100.6        69.5                       355.6
                                                                ------     ------      ------                      ------
Gross profit ................................................    102.4       65.0        58.4                       225.8
                                                                ------     ------      ------                      ------

Gross commission earned from agency agreement ...............     16.4         --         0.5                        16.9
Costs associated with agency agreement ......................      1.9         --         0.1                         2.0
                                                                ------     ------      ------                      ------
    Net commission...........................................     14.5         --         0.4                        14.9
                                                                ------     ------      ------                      ------

Operating expenses:
    Advertising and promotion................................     24.1       11.3        12.6                        48.0
    Selling, general and administrative......................     46.1        7.8        22.9                        76.8
    Amortization of goodwill and other intangibles...........      2.3        2.4         2.2                         6.9
Equity income in subsidiaries................................    (37.1)        --          --         37.1             --
Intercompany allocations.....................................     (3.1)       0.3         2.8                          --
Other (income) expense, net .................................      0.7       (0.2)        0.5                         1.0
                                                                ------     ------      ------       ------         ------
Income (loss) from operations................................     83.9       43.4        17.8        (37.1)         108.0
Interest (income) expense ...................................     22.1       (3.7)        6.4                        24.8
                                                                ------     ------      ------       ------         ------
Income (loss) before income taxes............................     61.8       47.1        11.4        (37.1)          83.2
Income taxes.................................................      9.0       17.2         4.2                        30.4
                                                                ------     ------      ------       ------         ------
Net income (loss)............................................   $ 52.8     $ 29.9      $  7.2       $(37.1)        $ 52.8
                                                                ======     ======      ======       ======         ======


FOR THE NINE MONTHS ENDED JULY 1, 2000 (IN MILLIONS)
(UNAUDITED)

                                                                         SUBSIDIARY     NON-
                                                                PARENT   GUARANTORS  GUARANTORS  ELIMINATIONS   CONSOLIDATED
                                                                ------   ----------  ----------  ------------   ------------
Net sales....................................................   $787.4     $339.8      $334.2       $   --        $1,461.4
Cost of sales ...............................................    489.2      202.3       188.6                        880.1
                                                                ------     ------      ------                     --------
Gross profit ................................................    298.2      137.5       145.6                        581.3
                                                                ------     ------      ------                     --------

Gross commission earned from agency agreement ...............     25.3         --         0.8                         26.1
Costs associated with agency agreement ......................      7.6         --         0.1                          7.7
                                                                ------     ------      ------                     --------
    Net commission...........................................     17.7         --         0.7                         18.4
                                                                ------     ------      ------                     --------

Operating expenses:
    Advertising and promotion................................     76.4       25.2        36.0                        137.6
    Selling, general and administrative......................    139.4       20.3        70.1                        229.8
    Amortization of goodwill and other intangibles ..........      7.7        6.2         6.8                         20.7
Equity income in subsidiaries................................    (59.7)        --          --         59.7              --
Intercompany allocations.....................................    (15.2)       6.4         8.8                           --
Other (income) expense, net .................................      2.7       (3.8)        0.3                         (0.8)
                                                                ------     ------      ------       ------        --------
Income (loss) from operations................................    164.6       83.2        24.3        (59.7)          212.4
Interest (income) expense ...................................     63.5       (7.5)       18.4                         74.4
                                                                ------     ------      ------       ------        --------
Income (loss) before income taxes............................    101.1       90.7         5.9        (59.7)          138.0
Income taxes ................................................     15.7       34.6         2.3                         52.6
                                                                ------     ------      ------       ------        --------
Net income (loss)............................................   $ 85.4     $ 56.1      $  3.6       $(59.7)       $   85.4
                                                                ======     ======      ======       ======        ========

THE SCOTTS COMPANY
STATEMENT OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED JULY 1, 2000 (IN MILLIONS)
(UNAUDITED)

                                                                                SUBSIDIARY      NON-
                                                                       PARENT   GUARANTORS   GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                                       ------   ----------   ----------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ......................................................     $ 85.4      $ 56.1       $  3.6        $(59.7)      $ 85.4
Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization ...............................       24.2        13.3         11.4                       48.9
    Loss on sale of property ....................................        0.4         1.8          1.8                        4.0
    Equity income ...............................................      (59.7)         --           --          59.7         --
Net change in certain components of working capital .............       88.5       (58.3)         3.5                       33.7
Net changes in other assets and liabilities and other adjustments       (4.5)       (3.1)         0.1                       (7.5)
                                                                      ------      ------       ------        ------       ------
Net cash provided by operating activities .......................      134.3         9.8         20.4            --        164.5
                                                                      ------      ------       ------        ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant and equipment .....................      (28.2)       (2.9)        (6.1)                     (37.2)
Investment in acquired businesses, net of cash acquired .........        0.1          --         (3.5)                      (3.4)
Other, net ......................................................       (0.1)         --          1.8                        1.7
                                                                      ------      ------       ------        ------       ------
Net cash used in investing activities ...........................      (28.2)       (2.9)        (7.8)           --        (38.9)
                                                                      ------      ------       ------        ------       ------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving and bank lines of credit .........      (34.8)        2.4          8.3                      (24.1)
Gross repayments under term loans ...............................       (1.5)         --        (16.9)                     (18.4)
Financing and issuance fees .....................................       (1.0)         --           --                       (1.0)
Payments to preferred shareholders ..............................       (6.4)         --           --                       (6.4)
Repurchase of treasury shares ...................................      (23.9)         --           --                      (23.9)
Intracompany financing ..........................................       10.7       (11.8)         1.1                         --
Cash received from the exercise of stock options ................        2.5          --           --                        2.5
Payments on seller notes ........................................       (3.3)         --           --                       (3.3)
                                                                      ------      ------       ------        ------       ------
Net cash used in financing activities ...........................      (57.7)       (9.4)        (7.5)           --        (74.6)
                                                                      ------      ------       ------        ------       ------
Effect of exchange rate changes on cash .........................       (1.1)         --         (0.8)           --         (1.9)
                                                                      ------      ------       ------        ------       ------
Net increase (decrease) in cash .................................       47.3        (2.5)         4.3                       49.1
Cash and cash equivalents, beginning of period ..................        8.5         3.1         18.7                       30.3
                                                                      ------      ------       ------        ------       ------
Cash and cash equivalents, end of period ........................     $ 55.8      $  0.6       $ 23.0        $   --       $ 79.4
                                                                      ======      ======       ======        ======       ======

THE SCOTTS COMPANY
BALANCE SHEET
AS OF JULY 1, 2000 (IN MILLIONS)
(UNAUDITED)

                                                                         SUBSIDIARY      NON-
                                                             PARENT      GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                             ------      ----------   ----------   ------------   -------------
ASSETS
Current assets:
    Cash and cash equivalents .......................       $   55.8       $  0.6       $  23.0       $     --      $   79.4
    Accounts receivable, net ........................          164.1         83.5         126.6                        374.2
    Inventories, net ................................          165.3         59.9          68.9                        294.1
    Current deferred tax asset ......................           28.1          0.4          (4.1)                        24.4
    Prepaid and other assets ........................            2.2          0.7          18.7                         21.6
                                                            --------      -------       -------       ---------     --------
      Total current assets ..........................          415.5        145.1         233.1                        793.7
Property, plant and equipment, net ..................          171.0         56.8          38.8                        266.6
Intangible assets, net ..............................          234.4        267.2         257.3                        758.9
Other assets ........................................           60.9          1.9          13.1                         75.9
Investment in affiliates ............................          843.9           --            --         (843.9)           --
Intracompany assets .................................             --        396.2            --         (396.2)           --
                                                            --------       ------       -------       ---------     --------
      Total assets ..................................       $1,725.7       $867.2       $ 542.3      $(1,240.1)     $1,895.1
                                                            ========       ======       =======       =========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt .................................       $   28.1       $  2.7       $  19.4       $    --       $   50.2
    Accounts payable ................................           92.2         30.0          73.3                        195.5
    Accrued liabilities .............................          111.9         94.7          51.4                        258.0
                                                            --------       -------      -------        --------     --------
      Total current liabilities .....................          232.2        127.4         144.1                        503.7
Long-term debt ......................................          556.6          4.9         274.5                        836.0
Other liabilities ...................................           41.5          0.1          19.2                         60.8
Intracompany liabilities ............................          386.6           --           9.6          (396.2)         --
                                                            --------       ------       -------        --------     --------
      Total liabilities .............................        1,216.9        132.4         447.4          (396.2)     1,400.5
                                                            --------       ------       -------        --------     --------

Commitments and contingencies

Shareholders' equity:
    Investment from parent ..........................             --        488.6          60.0          (548.6)          --
    Common shares, no par value per share,
      $.01 stated value per share ...................            0.3           --            --                          0.3
    Capital in excess of par value ..................          388.1           --            --                        388.1
    Class A Convertible Preferred Stock, no par value
      Retained earnings .............................          209.1        248.4          46.9          (295.3)       209.1
    Treasury stock, 31.3 shares at cost .............          (83.7)          --            --                        (83.7)
    Accumulated other comprehensive expense .........           (5.0)        (2.2)        (12.0)                       (19.2)
                                                            --------       ------       -------       ---------     --------
Total shareholders' equity ..........................          508.8        734.8          94.9          (843.9)       494.6
                                                            --------       ------       -------       ---------     --------
Total liabilities and shareholders' equity ..........       $1,725.7       $867.2       $ 542.3       $(1,240.1)    $1,895.1
                                                            ========       ======       =======       =========     ========

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

As a leading consumer branded lawn and garden company, we focus on our consumer marketing efforts, including advertising and consumer research, to create demand to pull product through the retail distribution channels. We have applied this consumer marketing focus over the past several years, and we believe that Scotts continues to receive a significant return on these marketing expenditures. We expect that we will continue to focus our marketing efforts toward the consumer and to make a significant investment in consumer marketing expenditures in the future to drive market share and sales growth.

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

RESULTS OF OPERATIONS

The following table sets forth sales by business segment for the three and nine months ended June 30, 2001 and July 1, 2000. Sales figures for all periods presented reflect the reclassification of certain rebates and allowances in accordance with accounting guidance adopted by the Company in the first half of fiscal 2001.

                                                 FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                 --------------------------        -------------------------
                                                    JUNE 30,      JULY 1,           JUNE 30,      JULY 1,
                                                      2001         2000               2001         2000
                                                      ----         ----               ----         ----
North American Consumer:
   Lawns ....................................         $137.6       $ 97.5           $ 456.8       $  403.5
   Gardens ..................................           67.7         61.8             138.4          142.8
   Growing Media ............................          149.6        139.0             267.6          254.4
   Ortho ....................................           93.9        119.5             192.5          220.0
   Lawn Service .............................           15.2          8.2              24.5           13.6
   Canada ...................................           11.7         12.0              25.9           27.3
   Other ....................................           11.4         11.9              29.5           28.8
                                                      ------       ------          --------       --------
      Total .................................          487.1        449.9           1,135.2        1,090.4
International Consumer.......................           77.3         86.6             225.6          236.3
Global Professional .........................           45.9         44.9             138.6          134.7
                                                      ------       ------          --------       --------
Consolidated ................................         $610.3       $581.4          $1,499.4       $1,461.4
                                                      ======       ======          ========       ========


The following table sets forth the components of income and expense as a percentage of sales for the three and nine months ended June 30, 2001 and July 1, 2000:

                                                 FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                 --------------------------        -------------------------
                                                    JUNE 30,      JULY 1,           JUNE 30,      JULY 1,
                                                      2001         2000               2001         2000
                                                      ----         ----               ----         ----

Net sales........................................    100.0%        100.0%            100.0%        100.0%
Cost of sales....................................     62.1          61.2              60.9          60.2
Cost of sales - restructuring and other charges..      0.1            --               0.1            --
                                                     -----         -----             -----         -----
Gross profit.....................................     37.8          38.8              39.0          39.8
Net commission earned from agency agreement......      2.6           2.6               1.6           1.2
Operating expenses:
   Advertising and promotion.....................      7.7           8.3               8.6           9.4
   Selling, general and administrative...........     13.2          13.2              16.4          15.7
   Selling, general and administrative -
       restructuring and other charges...........      2.5            --               1.0            --
   Amortization of goodwill and
      other intangibles..........................      1.1           1.2               1.4           1.4
   Other expense (income), net...................     (1.0)          0.2              (0.6)           --
                                                     -----         -----             -----         -----
Income from operations...........................     16.9          18.5              13.8          14.5
Interest expense.................................      3.7           4.2               4.6           5.1
                                                     -----         -----             -----         -----
Income before income taxes.......................     13.2          14.3               9.2           9.4
Income taxes.....................................      5.8           5.2               3.9           3.6
                                                     -----         -----             -----         -----
Net income.......................................      7.4           9.1               5.3           5.8
Payments to preferred shareholders...............       --            --                --           0.4
                                                     -----         -----             -----         -----
Income available to common shareholders..........      7.4%          9.1%              5.3%          5.4%
                                                     =====         =====             =====         =====

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JULY 1, 2000

Sales for the third quarter ended June 30, 2001 were $610.3 million, an increase of 5.0% over the third quarter ended July 1, 2000 of $581.4 million. The increase in sales was driven primarily by an increase in sales in the North American Consumer segment as discussed below.

North American Consumer segment sales were $487.1 million in the third quarter of fiscal 2001, an increase of $37.2 million, or 8.3%, over sales for the third quarter of fiscal 2000 of $449.9 million. Sales in the Consumer Lawns business group within this segment increased $40.1 million, or 41.2%, from fiscal 2000 to fiscal 2001. Beginning in fiscal 2001, the Company has significantly changed the selling and distribution model for the Lawns, Gardens and Ortho business groups in North America. The products in these groups are now being sold by an integrated sales force, as opposed to separate sales forces in prior years, and the majority of these products are now being sold directly to retail customers rather than through distributors. The impact of these changes is that sales are recognized generally later in the season than they were in prior years, which contributed to the increase in third quarter sales for the Lawns group compared to the prior year. The Consumer Lawns business group also benefited in the quarter from the successful introduction of the Company's new Turf Builder grass seed line this year. Sales in the Consumer Gardens business group increased $5.9 million, or 9.5%, from the third quarter of fiscal 2000 to fiscal 2001. As a result of the change in distribution described above, it is anticipated that shipments for products in the Gardens business group have been delayed in the season closer to the time of sale to the consumer or into our third and fourth quarters. The Consumer Ortho business group experienced a 21.4% decrease in sales from the third quarter of fiscal 2000 to fiscal 2001. Sales for the third quarter of fiscal 2001 were $93.9 million, compared to $119.5 million for the same period in fiscal 2000. The decrease in sales is largely attributed to adverse weather conditions in May and June; difficulties implementing our new Enterprise Resource Planning (ERP) system and increased competition in the controls product category. Many of these issues arose as the Company adjusted to the change in our selling and distribution model. Sales in the Consumer Lawn Service business group increased $7.0 million, or 86.2%, from fiscal 2000 to 2001. This growth reflects the continued expansion of the Company's Consumer Lawn Service business group through acquisitions and new branch openings, as well as the success of our direct marketing campaign utilizing the Scotts(R) brand name. Sales for the other business groups in the North America Consumer segment did not vary significantly in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000.

Sales for the International Consumer segment of $77.3 million in the third quarter of fiscal 2001 were $9.3 million, or 10.7% lower than sales for the third quarter of fiscal 2000 of $86.6 million. Excluding the adverse impact of changes in exchange rates, sales for the International Consumer segment declined approximately 5.0% compared to the prior year period. The decrease in sales is primarily due to extremely poor weather in our significant European markets.

Sales for the Global Professional segment of $45.9 million in the third quarter of fiscal 2001 were $1.0 million, or 2.1% higher than the third quarter of fiscal 2000 sales of $44.9 million. Excluding the unfavorable impact of changes in foreign exchange rates, Global Professional segment sales increased approximately 5.8% quarter over quarter. The increase in sales is due to new product introductions in the horticultural business, and increased growing media sales.

Gross profit increased to $230.7 million in the third quarter of fiscal 2001, an increase of 2.2% over fiscal 2000 gross profit of $225.8 million. As a percentage of sales, gross profit was 37.8% of sales for fiscal 2001 compared to 38.8% of sales for the third quarter of fiscal 2000. This decrease in profitability on sales was driven by unfavorable product mixes in the Ortho, Gardens, and the Global Professional business, lower margins on Lawn seed sales, and increased distribution costs in the Gardens and the International Consumer business.

The net commission earned from agency agreement in the third quarter of fiscal 2001 was $16.1 million compared to $14.9 million in the third quarter of fiscal 2000. The increase in net commission reflects a significant increase in gross commission for the quarter, reflecting the successful introduction of new and improved formulations, partially offset by an increase in contribution expenses as specified in the agreement with Monsanto. Scotts does not recognize commission income under the agency agreement until minimum earnings thresholds in the agreement are achieved, which is generally in our second quarter.

Advertising and promotion expenses for the third quarter of fiscal 2001 were $47.0 million, a decrease of $1.0 million, or 2.1% over fiscal 2000 advertising and promotion expenses of $48.0 million. This decrease reflects the impact of improved media buying efficiencies and lower advertising rates compared to the prior year.

Selling, general and administrative expenses in the third quarter of fiscal 2001 were $80.8 million, an increase of $4.0 million, or 5.2% over similar expenses in the third quarter of fiscal 2000 of $76.8 million. As a percentage of sales, selling, general and administrative expenses were 13.2% for the third quarter of fiscal 2001, unchanged from the same quarter in the prior year. The increase in selling, general and administrative expenses from the prior year is partially due to an increase in selling expenses as a result of the change in the selling and distribution model for the North American business described above. The increase in selling, general and administrative expenses is also due to an increase in information technology expenses from the prior year as a result of the cost of many information technology resources being capitalized toward the cost of our enterprise resource planning system a year ago and the increased depreciation on the new ERP system. Most of these information technology resources have assumed a system support function that is now being expensed as incurred.

Selling, general and administrative expenses associated with restructuring and other one-time events were $15.1 million in third quarter of fiscal 2001, and none in the same quarter of prior year. These charges, along with the $0.9 million which is included in cost of sales, were primarily associated with the sale, closure, or relocation of certain U.S. plants and administrative facilities. Included in the $15.1 million of selling, general and administrative expenses is $0.6 million of termination benefits, accrued to cover the cost of employee terminations. At June 30, 2001, none of these benefits had been paid. Selling, general and administrative expenses associated with restructuring and other one-time charges also include $8.4 million to write-off the remaining carrying value of certain property and equipment, $4.0 million of facility exit costs, $2.1 million in other restructuring related costs. In the fourth quarter, the Company expects to recognize additional restructuring and other charges, primarily from reductions in headcount and some additional facility closures. A reduction in workforce in the Company's North American Operations was implemented on July 25, 2001, resulting in the elimination of 123 employees at an expected cost of approximately $8.5 million. We anticipate, based on our current plans, the combined total of restructuring charges for fiscal 2001 will be approximately $75 million. We estimate that 60-70 percent of the charges are expected to be cash payments. As a result of these restructuring efforts, the Company expects to reduce its manufacturing and employee-related costs.

Other income for the third quarter of fiscal 2001 was $6.1 million compared to other expense of $1.0 million in the prior year. The increase in other income was primarily due to the favorable settlement of some previously outstanding legal matters in the third quarter of fiscal 2001.

Income from operations for the third quarter of fiscal 2001 was $103.1 million compared to $108.0 million for the third quarter of fiscal 2000. The decrease was primarily due to the restructuring and other one-time charges offset by the increase in gross margin and in the net Roundup(R) commission described above.

Interest expense for the third quarter of fiscal 2001 was $22.3 million, a decrease of 10.1% over fiscal 2000 interest expense of $24.8 million. The favorable interest rate environment contributed to the reduction in interest expense.

Income tax expense was $35.4 million for the third quarter of fiscal 2001 compared to $30.4 million for the same quarter in the prior year due to the change in the Company's effective tax rate, quarter over quarter. The third quarter effective tax rate for fiscal 2001 was 43.8%, compared to 36.6% for the same period in fiscal 2000. The primary driver of the change in the effective tax rate was the restructuring and other charges recorded in the third quarter of fiscal 2001, which reduced pre-tax income thereby increasing the effect of non-deductible goodwill amortization. The prior year effective tax rate benefited from the elimination of tax reserves due to the settlement of certain tax contingencies.

Scotts reported net income of $45.4 million for the third quarter of fiscal 2001, or $1.49 per common share on a diluted basis, compared to net income of $52.8 million for fiscal 2000, or $1.77 per common share on a diluted basis.

NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO NINE MONTHS ENDED JULY 1, 2000

Net sales for the nine months ended June 30, 2001 were $1,499.4 million, an increase of 2.6% over the nine months ended July 1, 2000 of $1,461.4 million. The increase in sales was driven primarily by increases in sales in the North American Consumer segment as discussed below.

North American Consumer segment sales were $1,135.2 million for the nine months of fiscal 2001, an increase of $44.8 million, or 4.1%, over sales for the nine months of fiscal 2000 of $1,090.4 million. Sales in the Consumer Lawns business group within this segment increased $53.3 million, or 13.2%, from fiscal 2000 to fiscal 2001, primarily due to the introduction of a new line of grass seed products. Sales for the Consumer Ortho business group decreased 12.5% from the nine months ended July 1, 2000 to the nine months ended June 30, 2001. Sales for this period were $192.5 million in fiscal 2001 compared to $220.0 million in fiscal 2000. This decrease is primarily due to the weather, data problems and shelf space issues described above. Also contributing to the decrease was the ongoing transition to an integrated sales force and distribution system. Sales in the Consumer Lawn Service business group increased to $24.5 million at June 30, 2001, up 79.9% or $10.9 million, from $13.6 million at July

 1, 2000. This growth reflects the continued expansion of the Company's Consumer Lawn Service business group through acquisitions and new branch openings, as well as the success of our direct marketing campaign utilizing the Scotts(R) brand name. Sales for the other business groups in the North American Consumer segment did not vary significantly for the nine months ended June 30, 2001 compared to the same period in the prior year. Certain of the business groups have realized price increases from the prior year of up to 2%.

Sales for the International Consumer segment of $225.6 million for the first nine months of fiscal 2001 were 4.5% or $10.7 million lower than sales for the first nine months of fiscal 2000 of $236.3 million. Excluding the adverse impact of changes in exchange rates, sales for the International Consumer segment increased approximately 4.0% compared to the prior year period. The increase in sales is primarily due to the successful sell-in of a new line of fertilizer products under the Substral(R) brand name.

Sales for the Global Professional segment of $138.6 million for the first nine months of fiscal 2001 were $3.9 million, or 2.9%, higher than the first nine months of fiscal 2000 sales of $134.7 million. Excluding the unfavorable impact of changes in foreign exchange rates, Global Professional segment sales increased approximately 7.5% year over year. The increase in sales is due to new product introductions, and increased growing media sales.

Gross profit for the first nine months of fiscal 2001 was $584.4 million, up slightly from fiscal 2000 gross profit of $581.3 million. As a percentage of sales, gross profit was 39.0% of sales for the first nine months of fiscal 2001 compared to 39.8% of sales for the first nine months of fiscal 2000. This decrease in profitability on sales was driven by unfavorable product mixes in the Ortho, Gardens and the Global Professional businesses, lower margins on Lawn seed sales, and increased distribution costs in the Gardens and International Consumer business.

The net commission earned from agency agreement in the first nine months of fiscal 2001 was $23.4 million, compared to $18.4 million in the first nine months of fiscal 2000. The increase in net commission reflects a significant increase in gross commission for the nine-month period, reflecting the successful introduction of new and improved formulations, partially offset by an increase in contribution expenses as specified in the agreement with Monsanto. Scotts does not recognize commission income under the agency agreement until minimum earnings thresholds in the agreement are achieved, which is generally in our second quarter.

Advertising and promotion expenses for the first nine months of fiscal 2001 were $127.8 million compared to fiscal 2000 advertising and promotion expenses of $137.6 million. This decrease reflects the impact of improved media buying efficiencies and lower advertising rates compared to the prior year.

Selling, general and administrative expenses in the first nine months of fiscal 2001 were $245.5 million, an increase of $15.7 million, or 6.8%, over similar expenses in the first nine months of fiscal 2000 of $229.8 million. As a percentage of sales, selling, general and administrative expenses were 16.4% for the first nine months of fiscal 2001 compared to 15.7% for fiscal 2000. The increase in selling, general and administrative expenses from the prior year is partially due to an increase in selling expenses as a result of the change in the selling and distribution model for the North American business described above. The increase in selling, general and administrative expenses is also due to an increase in information technology expenses from the prior year as a result of the cost of many information technology resources being capitalized toward the cost of our enterprise resource planning system a year ago and the increased depreciation on the new ERP system. Most of these information technology resources have assumed a system support function that is now being expensed as incurred.

Selling, general and administrative expenses associated with restructuring and other one-time events were $15.1 million for the nine months ended June 30, 2001, and none for the same period in prior year. These charges, along with the $0.9 million which is included in cost of sales, were primarily associated with the sale, closure or relocation of certain U.S. plants and administrative facilities. Included in the $15.1 million of selling, general and administrative expenses is $0.6 million of termination benefits, accrued to cover the cost of employee terminations. At June 30, 2001, none of these benefits had been paid. Selling, general and administrative expenses associated with restructuring and other one-time charges also include $8.4 million to write-off the remaining carrying value of certain property and equipment, $4.0 million of facility exit costs, $2.1 million in other related costs. In the fourth quarter, the Company expects to recognize additional restructuring and other charges, primarily from the reduction in headcount and some additional facility closures. A reduction in workforce in the Company's North American operations was implemented on July 25, 2001, resulting in the elimination of 123 employees at an expected cost of approximately $8.5 million. We anticipate, based on our current plans, will bring the combined total of restructuring charges for fiscal 2001 will be approximately $75 million. We estimate that 60-70 percent of the charges are expected to be cash payments. As a result of these restructuring efforts, the Company expects to reduce its manufacturing and employee-related costs.


Amortization of goodwill and other intangibles was $21.1 million for the first nine months of fiscal 2001, compared to $20.7 million in the prior year, due to adjustments made to the estimated purchase price for the Ortho acquisition made during the prior year.

Other income for the first nine months of fiscal 2001 was $8.6 million compared to other income of $0.8 million in the prior year. The increase in income was primarily due to the favorable settlement of some previously outstanding legal matters in the current year and losses on the sale of miscellaneous assets that were incurred in the prior year.

Income from operations for the first nine months of fiscal 2001 was $206.9 million compared to $212.4 million for the first nine months of fiscal 2000. The slight decrease was the result of the current year restructuring and one-time charges and increased selling, general and administrative costs, partially offset by increased net commission under the agency agreement and lower advertising and promotion expense.

Interest expense for the first nine months of fiscal 2001 was $69.7 million, a decrease of $4.7 million from fiscal 2000 interest expense of $74.4 million. The decrease in interest expense was primarily due to the favorable interest rate environments.

Income tax expense was $58.3 million for the first nine months of fiscal 2001 compared to $52.6 million in the prior year due to a slight increase in pre-tax income for fiscal 2001 over the prior year. The provisions for income taxes reflect an estimated rate of 42.5% and 40.5% for the first nine months of fiscal 2001 and 2000, respectively. The primary driver of the change in the effective tax rate was the restructuring and other charges recorded in the third quarter of fiscal 2001, which reduced pre-tax income thereby increasing the effect of non-deductible goodwill amortization. The prior year effective tax rate benefited from the elimination of tax reserves due to the settlement of certain tax contingencies.

Scotts reported net income of $78.9 million for the first nine months of fiscal 2001, or $2.61 per common share on a diluted basis, compared to net income of $79.0 million for fiscal 2000, or $2.66 per common share on a diluted basis. The diluted earnings per share for the first nine months of fiscal 2000 is net of a one-time reduction of $0.21 per share resulting from the early conversion of preferred stock in October 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $67.0 million for the nine months ended June 30, 2001 compared to cash provided of $164.5 million for the nine months ended July 1, 2000. The seasonal nature of our operations generally requires cash to fund significant increases in working capital (primarily inventory and accounts receivable) during the first and second quarters. The third fiscal quarter is a period for collecting accounts receivable and liquidating inventory levels. The increase in cash required to fund operating activities for the first nine months of fiscal 2001 compared to the prior year was due to higher levels of inventory at June 30, 2001 compared to July 1, 2000, due, in part, to the change in the selling and distribution model for North America in fiscal 2001 described above and the trend by major retailers to delay inventory purchases later in season in fiscal 2001 compared to fiscal 2000.

Cash used in investing activities was $46.2 million for the first nine months of fiscal 2001 compared to $38.9 million in the prior year. The additional cash used for investing activities in fiscal 2001 was primarily due to the $13.3 million in payments toward the purchase of the Substral business discussed in
Note 4 to the Company's June 30, 2001, quarterly financial statements and other payments made toward several lawn service acquisitions during the first nine months of fiscal 2001.

Financing activities provided cash of $19.7 million for the first nine months of fiscal 2001 compared to using cash of $74.6 million in the prior year. The increase in cash from financing activities was primarily due to an increase in borrowings under the Company's revolving credit facility and term loans to fund operations and investing activities during the first nine months of fiscal 2001.

Total debt was $896.7 million as of June 30, 2001, an increase of $10.5 million compared with debt at July 1, 2000 of $886.2. The increase in debt compared to the prior year was primarily due to additional borrowings to fund operations and investing activities as discussed above.

Our primary sources of liquidity are funds generated by operations and borrowings under our credit facility. The credit facility provides for borrowings in the aggregate principal amount of $1.1 billion and consists of term loan facilities in the aggregate amount of $525 million and a revolving credit facility in the amount of $575 million.

In July 1998, our Board of Directors authorized the repurchase of up to $100 million of our common shares on the open market or in privately negotiated transactions on or prior to September 30, 2001. As of June 30, 2001, 1,106,295 common shares (or $40.6 million) have been repurchased under this repurchase program limit.

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

In our opinion, cash flows from operations and capital resources will be sufficient to meet debt service and working capital needs during fiscal 2001, and thereafter for the foreseeable future. However, we cannot ensure that our business groups will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all, or that future borrowings will be available under our credit facilities in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control. We cannot ensure that we will be able to refinance any indebtedness, including our credit facility, on commercially reasonable terms, or at all. At June 30, 2001, the Company believes it is in compliance with all debt covenant requirements.

ENVIRONMENTAL MATTERS

We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial position; however, there can be no assurance that the resolution of these matters will not materially affect future quarterly or annual operating results. Additional information on environmental matters affecting us is provided in Note 10 to the Company's unaudited Condensed, Consolidated Financial Statements as of and for the nine months ended June 30, 2001 and in the fiscal 2000 Annual Report on Form 10-K under the "ITEM 1. BUSINESS -- ENVIRONMENTAL AND REGULATORY CONSIDERATIONS" and "ITEM 3. LEGAL PROCEEDINGS" sections.

ENTERPRISE RESOURCE PLANNING ("ERP")

In July 1998, we announced a project designed to bring our information system resources in line with our current strategic objectives. The project includes the redesign of certain key business processes in connection with the installation of new software. SAP was selected as the primary software provider for this project. As of October 1, 2000, all of the North American businesses with the exception of Canada were operating under the new system. The implementation of the Canadian system began during the third quarter of fiscal 2001 and is expected to be substantially complete by October 1, 2001. Through June 30, 2001, we spent approximately $55.6 million on the project, approximately 75% of which has been capitalized and is being amortized over a period of four to eight years. We are currently evaluating when, and to what extent, the new information systems and applications will be implemented at our international locations.

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

MANAGEMENT'S OUTLOOK

Results for the first nine months of fiscal 2001 are in line with management's expectations and we believe we are well positioned to continue our trend of significant sales and earnings growth. We are coming off a very strong fiscal 2000 as we reported record sales of $1.76 billion, grew diluted earnings per share by at least 20% for the fourth consecutive year (on a pro forma basis, excluding extraordinary items and the impact of the early conversion of the Class A Convertible Preferred Stock) and established or maintained what we believe to be the number one market share position in most of the significant lawn and garden categories across the world.

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

         o ADVERSE WEATHER CONDITIONS COULD ADVERSELY IMPACT OUR FINANCIAL RESULTS.

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

         o OUR HISTORICAL SEASONALITY COULD IMPAIR OUR ABILITY TO MAKE INTEREST PAYMENTS ON INDEBTEDNESS.

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

         o PUBLIC PERCEPTIONS THAT THE PRODUCTS WE PRODUCE AND MARKET ARE NOT SAFE COULD ADVERSELY AFFECT US.

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

         o OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND PREVENT US FROM FULFILLING OUR OBLIGATIONS.

                  Our substantial indebtedness could:

                  o make it more difficult for us to satisfy our obligations;

                  o increase our vulnerability to general adverse economic and industry conditions;

                  o limit our ability to fund future working capital, capital expenditures, research and development costs and other general corporate requirements;

                  o require us to dedicate a substantial portion of cash flow from operations to payments on our indebtedness, which would reduce the cash flow available to fund working capital, capital expenditures, research and development efforts and other general corporate requirements;

                  o limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

                  o place us at a competitive disadvantage compared to our competitors that have less debt; and

                  o        limit our ability to borrow additional funds.

                  If we fail to comply with any of the financial or other restrictive covenants of our indebtedness, our indebtedness could become due and payable in full prior to its stated due date. We cannot be sure that our lenders would waive a default or that we could pay the indebtedness in full if it were accelerated.

         o TO SERVICE OUR INDEBTEDNESS, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH, WHICH WE MAY NOT BE ABLE TO GENERATE.

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

         o WE MIGHT NOT BE ABLE TO INTEGRATE OUR RECENT ACQUISITIONS INTO OUR BUSINESS OPERATIONS SUCCESSFULLY.

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

         o BECAUSE OF THE CONCENTRATION OF OUR SALES TO A SMALL NUMBER OF RETAIL CUSTOMERS, THE LOSS OF ONE OR MORE OF OUR TOP CUSTOMERS COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS.

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

         o IF MONSANTO OR WE WERE TO TERMINATE THE MARKETING AGREEMENT FOR CONSUMER ROUNDUP(R) PRODUCTS, WE WOULD LOSE A SUBSTANTIAL SOURCE OF FUTURE EARNINGS.

                  If we were to commit a serious default under the marketing agreement with Monsanto for consumer Roundup(R) products, Monsanto may have the right to terminate the agreement. If Monsanto were to terminate the marketing agreement rightfully, or if we were to terminate the agreement without appropriate cause, we would not be entitled to any termination fee, and we would lose all, or a significant portion, of the significant source of earnings we believe the marketing agreement provides. Monsanto may also terminate the marketing agreement within a given region, including North America, without paying us a termination fee if sales to consumers in that region decline:

                  o        Over a cumulative period of three fiscal years; or

                  o By more than 5% for each of two consecutive fiscal years.

                  Monsanto may not terminate the marketing agreement, however, if we can demonstrate that the sales decline was caused by a severe decline of general economic conditions or a severe decline in the lawn and garden market in the region rather than by our failure to perform our duties under the agreement.

         o THE EXPIRATION OF PATENTS RELATING TO ROUNDUP(R) AND THE SCOTTS TURF BUILDER(R) LINE OF PRODUCTS COULD SUBSTANTIALLY INCREASE OUR COMPETITION IN THE UNITED STATES.

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

                  Our methylene-urea product composition patent, which covers Scotts Turf Builder(R), Scotts Turf Builder(R) with Plus 2(TM) Weed Control and Scotts Turf Builder(R) with Halts(R) Crabgrass Preventer, expired in July 2001, which may result in increased competition. Any decline in sales of Turf Builder(R) products after the expiration of the methylene-urea product composition patent could adversely affect our financial results.

         o THE INTERESTS OF THE FORMER MIRACLE-GRO SHAREHOLDERS COULD CONFLICT WITH THOSE OF OUR OTHER SHAREHOLDERS.

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

         o COMPLIANCE WITH ENVIRONMENTAL AND OTHER PUBLIC HEALTH REGULATIONS COULD INCREASE OUR COST OF DOING BUSINESS.

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

                The harvesting of peat for our growing media business has come under increasing regulatory and environmental scrutiny. In the United States, state regulations frequently require us to limit our harvesting and to restore the property to its intended use. In some locations, we have been required to create water retention ponds to control the sediment content of discharged water. In the United Kingdom, our peat extraction efforts are also the subject of legislation, and in the European Union, are the subject of conservation proposals. Since 1990, we have been involved in litigation with the Philadelphia District of the U.S. Army Corps of Engineers involving our peat harvesting operations at Hyponex's Lafayette, New Jersey facility. The Corps of Engineers is seeking a permanent injunction against harvesting and civil penalties in an unspecified amount.

                The European Commission's Habitat Directive (the "Directive") provides that each European Member State must compile a list of areas containing habitats and species of European interest, and sets out scientific criteria for identifying such areas. Lists of proposed areas are submitted by Member States to the European Commission as candidate Special Areas of Conservation (SAC). If ultimately accepted by the Commission, an area will be designated by its Member State. In August 2000, the nature conservation advisory body to the U.K. Government notified Scotts' U.K. subsidiary that three of its peat harvesting sites in the U.K. were under consideration as candidate SAC's because of their European interest as "degraded raised peat bogs capable of natural regeneration". Management is challenging consideration of our peat harvesting sites as potential candidate SAC's, since we believe they do not meet the scientific criteria laid out in the Directive. In April 2001, the Company submitted a scientific report to the nature conservation advisory body of the U.K. Government detailing objections to such proposals. If our objections are not resolved through a process of consultation, the U.K. Government may decide to submit the sites to the European Commission. Upon submission, the sites become candidate SAC's under U.K. law. The peat harvesting sites in the U.K. are operated under mineral planning consents issued by local planning authorities. Following possible submission by the U.K. Government of the harvesting sites as candidate SAC's, these local planning authorities will be required to review the impact of activities likely to affect these areas. If these authorities determine that harvesting activity will damage the features of European interest on the sites, then they may modify or revoke the mineral planning consents. Where a planning consent is altered or revoked by a local planning authority, legislation requires compensation to be paid to those affected. Even if our peat harvesting sites are finally designated as SAC's, management believes the Company has sufficient raw material supplies available such that service to customers will not be materially adversely affected by such final designation.

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

         o THE IMPLEMENTATION OF THE EURO CURRENCY IN SOME EUROPEAN COUNTRIES COULD ADVERSELY AFFECT US.

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

         o OUR SIGNIFICANT INTERNATIONAL OPERATIONS MAKE US MORE SUSCEPTIBLE TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES AND TO THE COSTS OF INTERNATIONAL REGULATION.

                  We currently operate manufacturing, sales and service facilities outside of North America, particularly in the United Kingdom, Germany and France. Our international operations have increased with the acquisitions of Levington, Miracle Garden, Ortho, Rhone-Poulenc Jardin and Substral and with the marketing agreement for consumer Roundup(R) products. In fiscal 2000, international sales accounted for approximately 21% of our total sales. Accordingly, we are subject to risks associated with operations in foreign countries, including:

                  o        fluctuations in currency exchange rates;

                  o limitations on the conversion of foreign currencies into U.S. dollars;

                  o limitations on the remittance of dividends and other payments by foreign subsidiaries;

                  o additional costs of compliance with local regulations; and

                  o historically, higher rates of inflation than in the United States.

                  The costs related to our international operations could adversely affect our operations and financial results in the future.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         As noted in Note 10 to the Company's unaudited Condensed, Consolidated Financial Statements as of and for the period ended June 30, 2001, the Company is involved in several pending legal and environmental matters. Pending other material legal proceedings are as follows:

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

         On October 9, 2000, the ICA issued a First Partial Award by the Tribunal which, inter alia, (i) found that Rhone-Poulenc breached its duty of good faith under French law by not disclosing to the Company the contemplated combination of Rhone-Poulenc and AgrEvo, (ii) directed that the parties re-negotiate a non-compete provision, and (iii) ruled that a research and development agreement entered into ancillary to the purchase of Rhone-Poulenc Jardin is binding upon both Rhone-Poulenc and its post-merger successor. On February 12, 2001, because of the parties' failure to agree on revisions to the non-compete provision, the ICA issued a Second Partial Award by the Tribunal revising that provision. A damages hearing was held July 2-5, 2001. Post-hearing briefs are scheduled to be submitted in September 2001.

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

                                             THE SCOTTS COMPANY

                                             /s/ CHRISTOPHER L. NAGEL
                                             --------------------------------
Date: August 14 , 2001                       Sr. Vice President of Finance and
                                             Corporate Controller

                               THE SCOTTS COMPANY
                        QUARTERLY REPORT ON FORM 10-Q FOR
                       FISCAL QUARTER ENDED JUNE 30, 2001

                                  EXHIBIT INDEX

EXHIBIT                                                                    PAGE
NUMBER          DESCRIPTION                                               NUMBER
-------         -----------                                               ------

10(x)           Letter Agreement dated June 11, 2001, between               *
                the Registrant and G. Robert Lucas, regarding
                Mr. Lucas' retirement from employment by the Registrant

10(y)           Letter Agreement dated July 16, 2001, between               *
                the Registrant and James Rogula, regarding
                Mr. Rogula's retirement from employment by the Registrant

* Filed herewith.