Form 10-K
period 2001-09-30
SCOTTS COMPANY
filed 2001-12-14
CIK 825542

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the fiscal year ended September 30, 2001

                                       OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from  __________ to  __________

      Commission file number 1-13292
                             -------

                               THE SCOTTS COMPANY
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                            OHIO                                        31-1414921
---------------------------------------------------------------------------------------------
      (State or Other Jurisdiction of Incorporation or        (I.R.S. Employer Identification
                        Organization)                                      No.)

          14111 SCOTTSLAWN ROAD, MARYSVILLE, OHIO                          43041
---------------------------------------------------------------------------------------------
          (Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code:     937-644-0011
                                                      --------------
Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                      -----------------------------------------
Common Shares, without par value                               New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _ .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of Common Shares held by non-affiliates of the registrant at November 27, 2001 was $844,217,245.

The number of Common Shares of the registrant outstanding as of November 27, 2001 was 28,999,727.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE PROXY STATEMENT FOR REGISTRANT'S 2002 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD JANUARY 25, 2002, ARE INCORPORATED BY REFERENCE INTO
PART III HEREOF.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Scotts Company, an Ohio corporation, traces its heritage back to a company founded by O.M. Scott in Marysville, Ohio in 1868. In the mid 1900's, we became widely known for the development of quality lawn fertilizers and grass seeds that led to the creation of a new industry -- consumer lawn care. Today, the Turf Builder(R) line of fertilizers, control products, grass seeds and related products makes Scotts(R) the most widely recognized name in lawn care in the United States.

     In the 1990's, we significantly expanded our product offering by acquiring two powerful leading brands in the home lawn and garden industry. In 1995, through a merger, we acquired the Miracle-Gro(R) brand, the industry leader in water-soluble garden plant foods. In 1999, we acquired the Ortho(R) brand and added industry-leading pesticides and herbicides to our portfolio. Through other acquisitions, we added soils, growing media, barks and mulches for both the residential and professional markets.

     In 1997, our presence in Europe expanded with the acquisition of several established brands. We now have a strong presence in the consumer garden business in the United Kingdom, France and Germany, and expect to increase our share in these markets through consumer-focused marketing, a model we have successfully followed in the United States. We also have a strong presence in the professional horticulture market in Europe and intend to aggressively expand our consumer and professional businesses throughout Europe. We also sell consumer lawn and garden products in Latin America, Australia and Japan.

     We are among the most widely recognized marketers and manufacturers of products for lawns, gardens, professional turf and horticulture. We believe that our market leadership is driven by our leading brands, consumer-focused marketing, product performance and extensive relationships with major U.S. retailers. Our portfolio of consumer brands that we believe hold a top one or two leading market share position in their respective U.S. markets includes the following:

     - Hyponex(R)
     - Miracle-Gro(R)
     - Ortho(R)
     - Osmocote(R)
     - Roundup(R)*
     - Scotts(R)
     - Turf Builder(R)

     Our portfolio of European Union brands includes the following:

     - Celaflor(R)
     - Fertiligene(R)
     - KB(R)
     - Levington(R)
     - Miracle-Gro(R)
     - Nexa-Lotte(R)
     - Shamrock(R)
     - Substral(R)
     - Weedol(R)
---------------

* Roundup(R) is a registered trademark of Monsanto Technology LLC (an affiliate of Monsanto Company (now known as Pharmacia Corporation)). We market and distribute consumer Roundup(R) products for Monsanto under a long-term marketing agreement. For additional information, please see the discussion under the heading "-- Roundup(R) Marketing Agreement".

BUSINESS SEGMENTS

     We divide our business into three reporting segments:

     - North American Consumer;
     - Global Professional; and
     - International Consumer.

                                      ----

Financial information about these segments for the three years ended September 30, 2001 is presented in Note 20 of the Notes to Consolidated Financial Statements, which are included under Item 8 of this Form 10-K.

  NORTH AMERICAN CONSUMER

     In our North American Consumer segment, we manufacture and market products and offer services that provide fast, easy and effective assistance to homeowners who seek to nurture beautiful and weed and pest-free lawns, gardens and indoor plants. These products and services are sold under brand names that people know and trust, and that incorporate many of the best technologies available to us. These products and services include:

    TURF BUILDER(R). We sell a complete line of granular lawn fertilizer, weed control, pest control and combination products under the Scotts Turf Builder(R) brand name. The Turf Builder(R) line of products is designed to make it easy for do-it-yourself consumers to select and properly apply the right product in the right quantity for their lawns.

    MIRACLE-GRO(R). We sell a complete line of water-soluble plant foods under the Miracle-Gro(R) brand name. These products are designed to be dissolved in water, creating a diluted nutrient solution which is poured over plants or sprayed through an applicator and rapidly absorbed by a plant's roots and leaves.

     Miracle-Gro(R) products are specially formulated to give different kinds of plants the right kind of nutrition. While Miracle-Gro(R) All-Purpose Water-Soluble Plant food is the leading product in the Miracle-Gro(R) line by market share, the Miracle-Gro(R) line includes other products such as Miracle-Gro(R) Rose Plant Food, Miracle-Gro(R) Tomato Plant Food, Miracle-Gro(R) Lawn Food and Miracle-Gro Bloom Booster(R). Miracle-Gro continues to look for ways to improve the convenience of its products for the consumer. The Miracle-Gro(R) Garden Feeder provides consumers with an easy, fast and effective way to feed all the plants in their garden. We are also introducing a high quality, slow release line of Miracle-Gro(R) plant foods for extended feeding convenience.

    ORTHO(R). We sell a broad line of weed control, indoor and outdoor pest control and plant disease control products under the Ortho(R) brand name. Ortho(R) products are available in aerosol, liquid ready-to-use, concentrated, granular and dust forms.

     Ortho(R) products include Weed-B-Gon(R) to control weeds, Brush-B-Gon(R) to control brush, and Bug-B-Gon(R), RosePride(R), Ortho-Klor(R), Ant-Stop(R), Orthene(R) Fire Ant control, Ortho(R) Home Defense(R) and Flea-B-Gon(R) to control pests.

    GROWING MEDIA. We sell a complete line of growing media products for indoor and outdoor uses under the Miracle-Gro(R), Scotts(R), Hyponex(R) and EarthGro(R) brand names, as well as other labels. These products include retail potting soils, garden soils, topsoil, manures, sphagnum peat and decorative barks and mulches. The addition of Miracle-Gro(R) fertilizers to potting soils and garden soils have turned low-margin commodity products into value-added brand leaders.

    SCOTTS LAWNSERVICE(R). In addition to our products, we provide residential lawn care, tree and shrub care and external pest control services through our Scotts LawnService(R) business. These services consist primarily of fertilizer, weed control, pest control and disease control applications.

    ROUNDUP(R). In 1998, we entered into a long-term marketing agreement with Monsanto and became Monsanto's exclusive agent for the marketing and distribution of consumer Roundup(R) non-selective herbicide products in the consumer lawn and garden market within the United States and certain other specified countries, including Australia, Austria, Canada, France, Germany and the United Kingdom. For additional information, please see the discussion under the heading "-- Roundup(R) Marketing Agreement".

    OTHER PRODUCTS. We manufacture and market three lines of high quality lawn spreaders under the Scotts(R) brand name: SpeedyGreen(R) rotary spreaders, AccuGreen(R) drop spreaders and Handy Green(R) II lawn spreaders. We sell a line of hose-end applicators for water-soluble plant foods like Miracle-Gro(R) products, and lines of applicators under the Ortho(R), Dial 'n Spray(R), Whirlybird(R) and Pull 'N Spray(R) trademarks for the application of certain insect control products. We also sell numerous varieties and blends of high quality grass seed, many of them proprietary, designed for different conditions and

                                      ----
geographies. These consumer grass seed products are sold under the Scotts Pure Premium(R), Scotts Turf Builder(R), Scotts(R) and PatchMaster(R) brands.

    LICENSED PRODUCTS. We have granted several royalty-bearing licenses to use the Scotts(R) trademark, including: a license to Union Tools, Inc. for use on garden tools; a license to Home Depot U.S.A., Inc. under which Home Depot markets a line of motorized, walk-behind lawn mowers and tillers; and a license under which Home Depot markets a line of high quality, riding/tractor lawn mowers currently manufactured by Deere & Company.

  GLOBAL PROFESSIONAL

     Through our Global Professional segment, we sell professional products to commercial nurseries, greenhouses, landscape service providers and specialty crop growers in North America and internationally in many locations including Africa, Australia, the Caribbean, the European Union, Japan, Latin America, the Middle East, New Zealand and Southeast Asia.

     We also sell a broad line of sophisticated controlled-release fertilizers, water-soluble fertilizers, pesticide products, wetting agents and growing media products to international professional customers under brand names that include Banrot(R), Metro-Mix(R), Miracle-Gro(R), Osmocote(R), Peters(R), Poly-S(R), Rout(R), ScottKote(R), Shamrock(R) and Sierra(R).

     For information concerning risks attendant to our foreign operations, please see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Forward-Looking Statements."

  INTERNATIONAL CONSUMER

     In our International Consumer segment, we sell consumer lawn and garden products in over 25 countries outside of North America. Our International Consumer segment also manages and markets the consumer Roundup(R) business with Monsanto outside of North America under a long-term marketing agreement. For additional information, please see the discussion under the heading
"-- Roundup(R) Marketing Agreement".

     Our international consumer products and brand names vary from country to country depending upon the market conditions, brand name strength and the nature of our strategic relationships in a given country. In the United Kingdom, we sell Miracle-Gro(R) plant fertilizers, Weedol(R) and Pathclear(R) herbicides, EverGreen(R) lawn fertilizer and Levington(R) growing media. Our other international brands include KB(R) and Fertiligene(R) in France, Celaflor(R), Nexa-Lotte(R) and Substral(R) in Germany and Austria, and ASEF(R), KB(R) and Substral(R) in the Benelux countries.

     For information concerning risks attendant to our foreign operations, please see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Forward-Looking Statements."

RESEARCH AND DEVELOPMENT

     We believe strongly in the benefits of research and development, and we continually invest in research and development to improve our existing products, manufacturing processes, and packaging and delivery systems, and to develop new products, manufacturing processes, and packaging and product delivery systems. In fiscal years 2001, 2000 and 1999, we spent nearly $24.7 million (1.4% of our net sales), $24.1 million (1.4% of our net sales) and $21.7 million (1.3% of our net sales), respectively, on research and development including environmental and regulatory expenses. We believe that our long-standing commitment to innovation has benefited us, as evidenced by a portfolio of patents worldwide which support most of our fertilizers and many of our grass seeds and application devices. In addition to the benefits of our own research and development, we benefit from the research and development activities of our suppliers.

     Our research and development headquarters for North America are located at the Dwight G. Scott Research Center in Marysville, Ohio. We also have research and development facilities in Levington, the United Kingdom; Ecully, France; Ingelheim, Germany; Heerlen, the Netherlands and Sydney, Australia, as well as several research field stations located throughout the United States.

                                      ----

BIOTECHNOLOGY

     In addition to our traditional research and development activities, we are currently conducting biotechnology research with the goal of developing turfgrass varieties and plants that consumers could find more desirable than conventionally developed varieties. Before a product enhanced by biotechnology may be sold in the United States, it must be "deregulated" by appropriate governmental agencies. We have not submitted a petition for deregulation with regard to any such product; however, we intend to submit a petition for deregulation of a creeping bentgrass product enhanced by biotechnology in the near future. There can be no assurance that if we submit a petition for deregulation of this bentgrass product or any other product enhanced by biotechnology, the petition will be approved, or that if approved and commercially introduced by us, any such product will generate any revenues for us or contribute to our earnings. As with all products commercially introduced by us, any product enhanced by biotechnology will meet and may exceed all legally required testing and safety standards prior to introduction.

TRADEMARKS, PATENTS AND LICENSES

     The Scotts(R), Miracle-Gro(R), Hyponex(R) and Ortho(R) brand names and logos, as well as a number of product trademarks, including Turf Builder(R), Osmocote(R) and Peters(R), are federally and/or internationally registered and are considered material to our business. We regularly monitor our trademark registrations, which are generally effective for ten years, so that we can renew those nearing expiration.

     As of September 30, 2001, we held over 90 issued patents in the United States covering fertilizer, chemical and growing media compositions and processes, grasses and application devices. Many of these patents have also issued in numerous countries around the world, bringing our total worldwide patents to more than 300. International patents are subject to annual renewal, with patent protection generally extending to 20 years from the date of filing. Many of our patents extend well into the next decade. In addition, we continue to file new patent applications each year. Currently, we have over 190 pending patent applications worldwide. We also hold exclusive and non-exclusive patent licenses from various raw material suppliers, permitting the use and sale of additional patented fertilizers and pesticides.

     During fiscal year 2001, we were granted a number of new U.S. patents covering methylene-urea and coated fertilizers, as well as novel application devices and growing media compositions.

     One of our material methylene-urea patents expired in July 2001. This product composition patent covered Scotts Turf Builder(R), Scotts Turf Builder(R) with Plus 2(R) Weed Control and Scotts Turf Builder(R) with Halts(R) Crabgrass Control, among other products. These products are also the subject of a separate patent extending to 2010, which covers the current and preferred manufacturing method for producing these products. Although these products possibly could be manufactured by an alternative method, we believe that the higher manufacturing costs to replicate these products and the strength of the Scotts(R) brand should lessen the likelihood of product duplication by any competitor.

ROUNDUP(R) MARKETING AGREEMENT

     On September 30, 1998, we entered into a marketing agreement with Monsanto and became Monsanto's exclusive agent for the marketing and distribution of consumer Roundup(R) products in the consumer lawn and garden market within the United States and other specified countries, including Australia, Austria, Canada, France, Germany and the United Kingdom. In addition, if Monsanto develops new products containing glyphosate, the active ingredient in Roundup(R), or other non-selective herbicides, we have specified rights to market these products in the consumer lawn and garden market. Glyphosate is no longer subject to patent in the United States or elsewhere.

     Under the marketing agreement, we and Monsanto jointly develop global consumer and trade marketing programs for Roundup(R). We have assumed responsibility for sales support, merchandising, distribution and logistics. Monsanto continues to own the consumer Roundup(R) business and provides significant oversight of its brand. In addition, Monsanto continues to own and operate the agricultural Roundup(R) business. A Steering Committee comprised of two Scotts designees and two Monsanto designees has ultimate oversight over the consumer Roundup(R) business. In the event of a deadlock, the president of Monsanto's agricultural division is entitled to the tie-breaking vote.

                                      ----

     We are compensated under the marketing agreement based on the success of the consumer Roundup(R) business in the markets covered by the agreement. In addition to recovering out-of-pocket costs on a fully burdened basis, we receive a graduated commission to the extent that the earnings before interest and taxes of the consumer Roundup(R) business in the included markets exceed specified thresholds. Regardless of these earnings, we are required to make an annual contribution payment against the overall expenses of the Roundup(R) business. For fiscal year 2001, this contribution payment was $15 million and for fiscal year 2002, it will be $20 million. Beginning in fiscal year 2003 until 2018 or the earlier termination of the agreement, the contribution payment will be $25 million and may be higher if certain significant earnings targets are achieved.

     Our net commission under the marketing agreement is equal to the graduated commission amount described above less the applicable contribution payment and amortization of the marketing rights advance payment. The net commission is the amount that we actually recognize on our consolidated statements of operations. For fiscal year 2001, the net commission was $20.8 million. See Note 3 of the Notes to Consolidated Financial Statements, which are included under Item 8 of this Form 10-K.

     The marketing agreement has no definite term, except as it relates to the European Union countries. With respect to the European Union countries, the initial term of the marketing agreement extends through September 30, 2005. After September 30, 2005, the parties may agree to renew the agreement with respect to the European Union countries for three successive terms ending on September 30, 2008, 2015 and 2018, respectively. However, if Monsanto does not agree to any of the extension periods with respect to the European Union countries, the commission structure will be recalculated in a manner likely to be favorable to us.

     Monsanto has the right to terminate the marketing agreement upon certain specified events of default by Scotts, including uncured material breach, material fraud, material misconduct or egregious injury to the Roundup(R) brand. Monsanto also has the right to terminate the agreement upon a change of control of Monsanto or the sale of the consumer Roundup(R) business, so long as the termination occurs later than September 30, 2003. In addition, Monsanto may terminate the agreement within specified regions, including North America, for specified declines in the consumer Roundup(R) business.

     We have rights similar to Monsanto's to terminate the marketing agreement upon an uncured material breach, material fraud or material willful misconduct by Monsanto. In addition, we may terminate the agreement upon Monsanto's sale of the consumer Roundup(R) business or in certain other circumstances, although we would then lose the termination fee described below.

     If Monsanto terminates the marketing agreement upon a change of control of Monsanto or the sale of the consumer Roundup(R) business, or if we terminate the agreement upon an uncured material breach, material fraud or material willful misconduct by Monsanto, we will be entitled to receive a termination fee of up to $185 million if the termination occurs prior to September 30, 2003, with the termination fee declining over time to $100 million if the termination occurs prior to September 30, 2008.

     Monsanto has agreed to provide us with notice of any proposed sale of the consumer Roundup(R) business, allow us to participate in the sale process and negotiate in good faith with us with respect to a sale. If the sale is run as an auction, we would be entitled to a 15-day exclusive negotiation period following the submission of all bids to Monsanto. In the event that we acquire the consumer Roundup(R) business in such a sale, we would receive credit against the purchase price in the amount of the termination fee that would otherwise have been paid to us upon termination by Monsanto of the marketing agreement upon the sale. If Monsanto decides to sell the consumer Roundup(R) business to another party, we must let Monsanto know whether we intend to terminate the marketing agreement and forfeit any right to a termination fee or whether we will agree to continue to perform under the agreement on behalf of the purchaser, unless and until the purchaser terminates our services and pays the applicable termination fee.

COMPETITION

     Each of our segments participates in markets that are highly competitive. Many of our competitors sell their products at prices lower than ours, and we compete primarily on the basis of product quality, product performance, value, brand strength and advertising.

                                      ----

     In the North American consumer do-it-yourself lawn and garden markets and pest control market, we compete against "control label" products as well as branded products. "Control label" products are those sold under a retailer-owned label or a supplier-owned label, which are sold exclusively at a specific retail chain. The control label products that we compete with include Vigoro(R) products sold at Home Depot, Sta-Green(R) products sold at Lowe's, Sam's American Choice(R) products sold at Wal*Mart and KGRO(R) products sold at Kmart. Our competitors in branded lawn and garden products and the consumer pest control market include United Industries Corporation, Pursell Industries, Inc., Bayer AG, Central Garden & Pet Company, Lesco, Inc., Schultz Co., Garden Tech, Enforcer Products, Inc., Green Light Company and Lebanon Chemical Corp. TruGreen-ChemLawn, a division of ServiceMaster, has a majority of the market share in the U.S. lawn care service market and has a substantially larger share of this market than our Scotts LawnService(R). With respect to growing media products, in addition to nationally distributed, branded competitive products, we face competition from regional competitors who are able to compete effectively on the basis of price.

     In the North American professional horticulture markets, we face a broad range of competition from numerous companies ranging in size from multi-national chemical and fertilizer companies such as Dow AgroSciences Company, Uniroyal Chemical Corporation and Chisso-Asahi Fertilizer Co. Ltd., to smaller, specialized companies such as Pursell Technologies, Inc., Sun Gro-U.S. (a Division of Hines Horticulture, Inc.) and Fafard, Inc. Some of these competitors have significant financial resources and research departments.

     The international professional horticulture markets in which we compete are also very competitive, particularly the markets for controlled-release and water-soluble fertilizer products. We have numerous U.S. and European competitors in these international markets, including Pursell Industries, Inc., Lesco, Inc., Compo GmbH, Norsk Hydro ASA, Haifa Chemicals Ltd. and Kemira Oyj. We also face competition from control label products.

     Internationally, we face strong competition in the lawn and garden market, particularly in Europe. Our competitors in the European Union include Bayer AG, Kali & Salz (Compo, Algoflash brands) and a variety of local companies.

SIGNIFICANT CUSTOMERS

     Seventy-five percent of our worldwide net sales in fiscal year 2001 were made by our North American Consumer segment. Within the North American Consumer segment, 37% of our net sales in fiscal year 2001 were made to Home Depot, 20% to Wal*Mart, 11% to Lowe's and 12% to Kmart. We face strong competition for the business of these significant customers. The loss of any of these significant customers or a substantial decrease in the volume or profitability of our business with any of these customers could have a material adverse affect on our earnings and profits.

STRATEGIC INITIATIVES

  SINGLE SALES FORCE/SUPPLY CHAIN

     Prior to fiscal year 2001, our North American operations were aligned in Business Units (e.g. Lawns, Ortho, Gardens, Growing Media) that operated semi-autonomously from each other. Each Business Unit had a separate sales force that contacted a largely common customer base and each Business Unit directed separate marketing campaigns. Supply chain (manufacturing and distribution) activities were also partly autonomous. In order to meet the needs of a changed marketplace, where a few companies comprise a major portion of the retail home and garden market, we redesigned, in fiscal year 2001, the manner in which the Lawns, Ortho and Gardens Business Units go to market with their customers. The Growing Media Business Unit, due to its production and sale of locally produced products, was unaffected by this change.

     The major changes initiated in fiscal year 2001 were the creation of a single sales force aligned around our key customers, a reduction in the use of distributors and agents to service customers, coordination of product warehousing and delivery of ordered products to our customers, and coordination of marketing programs. Further refinement of this process continues in fiscal year 2002 and has led to restructuring charges, as described in more detail under the heading "Strategic Initiatives -- Reduction in

                                      ----

Force/Restructuring" below and in Note 4 of the Notes to Consolidated Financial Statements, which are included under Item 8 of this Form 10-K.

  ENTERPRISE RESOURCE PLANNING ("ERP") SYSTEM

     The consolidation of the sales force and the rationalization of our supply chain could not have been achieved without a robust ERP system. We spent $55 million to acquire and implement SAP software. SAP is intended to enable the smooth coordination of a centralized order entry system, allowing production scheduling through company-owned and outsourced manufacturing facilities, efficient distribution through a network of warehouses around the country, real-time access to our transaction information and a data warehouse to track our business activity. For further information about the implementation of the ERP system, see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

  REDUCTION IN FORCE/RESTRUCTURING

     During fiscal year 2001, in an effort to improve our profitability and increase our return on invested capital, we decided to close several facilities in the United States and Europe, limit headcount, eliminate redundancy in the North American sales force and supply chain, consolidate the world headquarters and North American headquarters at our main facility in Marysville, Ohio, eliminate certain product lines and reevaluate or exit certain contractual relationships. In the third and fourth quarters of fiscal year 2001, as these decisions were being finalized or, in the case of the headcount limitation, communicated to the affected associates, we recorded restructuring and other charges that totaled $75.7 million. Of these costs, approximately $48 million will require cash outlay and approximately $27 million will be in the form of asset write-downs. Additional costs, estimated at approximately $4.5 million, related to the relocation of employees and equipment and inventory, are expected to be incurred and recorded as expense in fiscal year 2002. Under generally accepted accounting principles, these costs cannot be accrued in advance of when they actually occur. Additional restructuring costs or other charges may be incurred in fiscal year 2002 as our evaluation of operations, profitability and return on invested capital continues.

     For further information on the restructuring charges recorded in fiscal year 2001, see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Note 4 of the Notes to Consolidated Financial Statements, which are included under Item 8 of this Form 10-K.

SEASONALITY AND BACKLOG

     Our business is highly seasonal with approximately 77% and 75% of our net sales occurring in our second and third fiscal quarters of fiscal years 2001 and 2000, respectively, excluding Roundup(R) product sales. Consistent with prior years, we anticipate that significant orders for the upcoming Spring season will start to be received late in the first fiscal quarter and continue through the Spring season. Historically, substantially all orders are received and shipped within the same fiscal year with minimal carryover of open orders at the end of the fiscal year.

RAW MATERIALS

     We purchase raw materials for our products from various sources that we presently consider to be adequate, and no one source is considered essential to any of our segments or to our business as a whole.

DISTRIBUTION

     The primary distribution centers for our North American Consumer businesses are located at or near our manufacturing plants in Marysville, Ohio and Fort Madison, Iowa and contract packaging facilities in Sullivan, Missouri for Ortho(R) and Roundup(R) products and three other contract packaging facilities located throughout the United States for Miracle-Gro(R) products. In addition, we also utilize nine regional distribution centers located in strategic areas across the United States for direct service to customers during problem periods. While the majority of truck shipments are made by contract carriers, a portion is made by our own fleet of leased trucks.

                                      ----

     Our Global Professional business produces horticultural products at two fertilizer and one growing media manufacturing facilities located in the United States and one fertilizer manufacturing facility located in Heerlen, the Netherlands. The majority of shipments is made via common carriers through distributors in the United States and a network of public warehouses in Europe. Professional products for the United Kingdom market are warehoused and shipped from warehouses in Daventry (Northamptonshire) and Chasetown (Staffordshire), in the United Kingdom.

     Our International Consumer business utilizes production facilities in Howden (East Yorkshire) and Bramford (Suffolk), in the United Kingdom and distributes products for the U.K. markets through the Daventry warehouse. Fertilizers and pesticide products manufactured in Bourth, France are shipped to customers via a central distribution center located in Savigny, France. Growing media products are packaged at Hatfield in the United Kingdom for local delivery and are also produced in Hautmont, France for continental European customers.

EMPLOYEES

     As of September 30, 2001, we employed 3,251 full-time workers in the United States and an additional 1,234 full-time employees located outside the United States. During peak production periods, we engage as many as 1,212 temporary workers in the United States and 50 temporary workers internationally.

     None of our U.S. employees are members of a union, with the exception of 26 employees at our Milpitas, California facility, who are represented by the International Chemical Workers Union Council/ United Food and Commercial Workers Union. Approximately 120 of our full-time U.K. employees are members of the Transport and General Workers Union and have full collective bargaining rights. An undisclosed number of our full-time employees at our international headquarters office in Ecully, France are members of the Confederation Generale des Cadres, Confederation Francaise Democratique du Travail and Confederation Generale du Travail, participation in which is confidential under French law. In addition, a number of union and non-union full-time employees are members of works councils at three sites in Bourth, Hautmont and Ecully, France, and a number of non-union employees are members of works councils in Ingelheim, Germany. Works councils represent employees on labor and employment matters and manage social benefits. We consider our current relationships with our employees, both unionized and non-unionized, U.S. and international, to be good.

ENVIRONMENTAL AND REGULATORY CONSIDERATIONS

     Local, state, federal and foreign laws and regulations relating to environmental matters affect us in several ways. In the United States, all products containing pesticides must be registered with the United States Environmental Protection Agency ("U.S. EPA") (and similar state agencies) before they can be sold. The inability to obtain or the cancellation of any such registration could have an adverse effect on our business, the severity of which would depend on the products involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals, but there can be no assurance that we will continue to be able to avoid or minimize these risks. Fertilizer and growing media products are also subject to state and foreign labeling regulations. Our manufacturing operations are subject to waste, water and air quality permitting and other regulatory requirements of federal and state agencies.

     The Food Quality Protection Act, enacted by the U.S. Congress in August 1996, establishes a standard for food-use pesticides, which is a reasonable certainty that no harm will result from the cumulative effect of pesticide exposures. Under this act, the U.S. EPA is evaluating the cumulative risks from dietary and non-dietary exposures to pesticides. The pesticides in our products, certain of which may be used on crops processed into various food products, are typically manufactured by independent third parties and continue to be evaluated by the U.S. EPA as part of this exposure risk assessment. The U.S. EPA or the third party registrant may decide that a pesticide we use in our products will be limited or made unavailable to us, such as has occurred in past years with regard to diazinon and chlorpyrifos. We cannot predict the outcome or the severity of the effect of these continuing evaluations.

                                      ----

     In addition, the use of certain pesticide and fertilizer products is regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may include requirements that only certified or professional users apply the product or that certain products be used only on certain types of locations (such as "not for use on sod farms or golf courses"), may require users to post notices on properties to which products have been or will be applied, may require notification of individuals in the vicinity that products will be applied in the future or may ban the use of certain ingredients. We believe we are operating in substantial compliance with, or taking action aimed at ensuring compliance with, these laws and regulations. Compliance with these regulations and the obtaining of registrations does not assure, however, that our products will not cause injury to the environment or to people under all circumstances.

     State and federal authorities generally require growing media facilities to obtain permits (sometimes on an annual basis) in order to harvest peat and to discharge storm water run-off or water pumped from peat deposits. The state permits typically specify the condition in which the property must be left after the peat is fully harvested, with the residual use typically being natural wetland habitats combined with open water areas. We are generally required by these permits to limit our harvesting and to restore the property consistent with the intended residual use. In some locations, these facilities have been required to create water retention ponds to control the sediment content of discharged water.

     Regulations and environmental concerns also exist surrounding peat extraction in the United Kingdom and the European Union. In August 2000, the nature conservation advisory body to the U.K. government notified us that three of our peat harvesting sites in the United Kingdom were under consideration as possible "Special Areas of Conservation" under European Union law. We are currently challenging this consideration. If we are unsuccessful, local planning authorities in the United Kingdom will be required to review the impact of activities likely to affect these areas and it is possible that these authorities could modify or revoke the applicable consents, in which case we believe we should be entitled to compensation and we believe we would have sufficient raw material supplies available to replace the peat produced in such areas.

     During fiscal year 2001, we spent approximately $1.3 million in environmental capital expenditures and $2.1 million in other environmental expenses, compared with approximately $1.2 million in environmental capital expenditures and $1.8 million in other environmental expenses in fiscal year 2000. We anticipate that our environmental capital expenditures and other environmental expenses for fiscal year 2002 will not differ significantly from those incurred in fiscal year 2001.

  REGULATORY ACTIONS

     In June 1997, the Ohio Environmental Protection Agency ("Ohio EPA") initiated an enforcement action against us with respect to alleged surface water violations and inadequate treatment capabilities at our Marysville facility and seeking corrective action under the federal Resource Conservation Recovery Act. The action relates to several discontinued on-site disposal areas which date back to the early operations of the Marysville facility that we had already been assessing under a voluntary action program of the state. Since initiation of the action, we have continued to meet with the Ohio Attorney General and the Ohio EPA in an effort to complete negotiations of an amicable resolution of these issues. On December 3, 2001, an agreed judicial Consent Order was submitted to the Union County Common Pleas Court. Although this Consent Order is subject to public comment and both parties may withdraw their consent to entry of the Order, we anticipate the Consent Order will be entered by the court in January 2002.

     Once the Consent Order is entered, we will be required to pay a $275,000 fine and satisfactorily remediate the Marysville site. Although a final remediation plan has not yet been fully developed, we have already initiated remediation activities with the knowledge and oversight of the Ohio EPA. We estimate that the possible total cost that could be incurred in connection with this matter is approximately $10 million. We have accrued for the amount we consider to be the most probable and believe the outcome will not differ materially from the amount reserved.

     In addition to the dispute with the Ohio EPA, we are negotiating with the Philadelphia District of the U.S. Army Corps of Engineers regarding the possible discontinuation of our peat harvesting operations at our Lafayette, New Jersey facility. We are also addressing remediation concerns raised by the Environment Agency of the United Kingdom with respect to emissions to air and groundwater at our Bramford (Suffolk),

                                      ----

United Kingdom facility. We have reserved for our estimates of probable losses to be incurred in connection with each of these matters as of September 30, 2001, but we do not believe that either issue is material.

     We have accrued $7.0 million at September 30, 2001 in connection with the regulatory actions described above and other remediation and similar issues. The significant components of this accrual are:

     - costs for site remediation of $4.7 million;
     - costs for asbestos abatement of $1.8 million; and
     - fines and penalties of $0.5 million.

     Most of the costs accrued as of September 30, 2001 are expected to be paid in fiscal year 2002; however, payments are expected to be made through fiscal year 2003 and possibly for a period thereafter. We believe that the amounts accrued as of September 30, 2001 are adequate to cover our known environmental exposures based on current facts and estimates of likely outcome. However, the adequacy of these accruals is based on several significant assumptions:

     - that we have identified all of the significant sites that must be remediated;
     - that there are no significant conditions of potential contamination that are unknown to us; and
     - that with respect to the agreed judicial Consent Order in Ohio, that potentially contaminated soil can be remediated in place rather than having to be removed and only specific stream segments will require remediation as opposed to the entire stream.

     If there is a significant change in the facts and circumstances surrounding these assumptions, it could have a material impact on the ultimate outcome of these matters and our results of operations, financial position and cash flows.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     For certain information concerning our international revenues and long-lived assets, see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Note 20 of the Notes to Consolidated Financial Statements, which are included under Item 8 of this Form 10-K.

ITEM 2. PROPERTIES

     We have fee or leasehold interests in approximately 120 properties.

     We lease land from the Union County Community Improvement Corporation in Marysville, Ohio for our headquarters and the Dwight G. Scott Research Center for our research and development functions. We own property in Marysville, Ohio for our manufacturing and distribution facilities. Combined, these facilities are situated on approximately 875 acres of land. During fiscal year 2001, we leased space in downtown Columbus, Ohio for our World Headquarters office, which we closed in September 2001 and relocated to the Marysville, Ohio facility.

     The North American Consumer business utilizes three research facilities. We own one in Apopka, Florida, another in Gervais, Oregon, and lease the third in Waterloo, New York. We also own a production facility which encompasses 27 acres in Fort Madison, Iowa and lease a spreader and other durable components manufacturing facility in Temecula, California. We operate 24 growing media facilities in 21 states; 20 of which are owned by us and four of which are leased. Most of our growing media facilities include production lines, warehouses, offices and field processing areas. As of October 1, 2001, we had one compost facility, located at a bagging facility in Lebanon, Connecticut. We lease property for 38 lawn care service centers in Connecticut, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Michigan, Missouri, Nebraska, New Jersey, Ohio, Pennsylvania and Rhode Island. We also lease sales offices in Atlanta, Georgia; Troy, Michigan; Wilkesboro, North Carolina; Rolling Meadows, Illinois; and Bentonville, Arkansas.

     The Global Professional business has offices in Marysville, Ohio; and Waardenburg, the Netherlands and a manufacturing facility in Heerlen, the Netherlands. We also lease three manufacturing facilities for professional horticultural products in Milpitas, California; North Charleston, South Carolina; and Travelers Rest, South Carolina.

                                      ----

     The International Consumer business leases its U.K. office, located in Godalming (Surrey); French headquarters and local operations office, located in Ecully; and German office, located in Ingelheim. We own manufacturing facilities in Howden, Hatfield and Swinefleet (East Yorkshire) and Bramford (Suffolk) in the United Kingdom. We also own the Hautmont plant in France, which is a blending and bagging facility for growing media; and a plant in Bourth, France, that we use for formulating, blending and packaging control products for the consumer market. The manufacturing site in Heerlen, the Netherlands is also used to produce and pack coated fertilizers for the consumer market. We maintain a sales and research and development facility at our Ingelheim, Germany site. We lease a sales office in Saint Niklaas, Belgium. As a result of the Ortho acquisition, we acquired a plant in Corwen, United Kingdom.

     We lease warehouse space throughout the United States and continental Europe as needed.

     We believe that our facilities are adequate to serve their intended purposes at this time and that our property leasing arrangements are satisfactory.

ITEM 3. LEGAL PROCEEDINGS

     As noted in the discussion in "ITEM 1. BUSINESS -- Environmental and Regulatory Considerations" and "ITEM 1. BUSINESS -- Regulatory Actions," we are involved in several pending environmental matters. We believe that our assessment of contingencies is reasonable and that related reserves, in the aggregate, are adequate; however, there can be no assurance that the final resolution of these matters will not have a material adverse affect on our results of operations, financial position and cash flows.

     Pending material legal proceedings are as follows:

AGREVO ENVIRONMENTAL HEALTH, INC.

     On June 3, 1999, AgrEvo Environmental Health, Inc. ("AgrEvo") (which subsequently changed its name to Aventis Environmental Health Science USA LP) filed a complaint in the U.S. District Court for the Southern District of New York (the "New York Action"), against Scotts, a subsidiary of Scotts and Monsanto seeking damages and injunctive relief for alleged antitrust violations and breach of contract by Scotts and its subsidiary and antitrust violations and tortious interference with contract by Monsanto. Scotts purchased a consumer herbicide business from AgrEvo in May 1998. AgrEvo claims in the suit that Scotts' subsequent agreement to become Monsanto's exclusive sales and marketing agent for Monsanto's consumer Roundup(R) business violated the federal antitrust laws. AgrEvo contends that Monsanto attempted to or did monopolize the market for non-selective herbicides and conspired with Scotts to eliminate the herbicide Scotts previously purchased from AgrEvo, which competed with Monsanto's Roundup(R), in order to achieve or maintain a monopoly position in that market. AgrEvo also contends that Scotts' execution of various agreements with Monsanto, including the Roundup(R) marketing agreement, as well as Scotts' subsequent actions, violated the purchase agreements between AgrEvo and Scotts.

     AgrEvo is requesting unspecified damages as well as affirmative injunctive relief, and seeking to have the court invalidate the Roundup(R) marketing agreement as violative of the federal antitrust laws. On September 20, 1999, Scotts filed an answer denying liability and asserting counterclaims that it was fraudulently induced to enter into the agreement for the purchase of the consumer herbicide business and the related agreements, and that AgrEvo breached the representations and warranties contained in these agreements. On October 1, 1999, Scotts moved to dismiss the antitrust allegations against it on the ground that the claims fail to state claims for which relief may be granted. On October 12, 1999, AgrEvo moved to dismiss Scotts' counterclaims. On May 5, 2000, AgrEvo amended its complaint to add a claim for fraud and to incorporate the Delaware Action described below. Thereafter, Scotts moved to dismiss the new claims, and the defendants renewed their pending motions to dismiss. On June 2, 2000, the court (i) granted Scotts' motion to dismiss the fraud claim AgrEvo had added to its complaint; (ii) granted AgrEvo's motion to dismiss Scotts' fraudulent-inducement counterclaim; (iii) denied AgrEvo's motion to dismiss Scotts' counterclaims related to breach of representations and warranties; and
(iv) denied defendants' motion to dismiss the antitrust claims. On July 14, 2000, Scotts served an answer to AgrEvo's amended complaint and re-pleaded its fraud counterclaim. Under the indemnification provisions of the Roundup(R) marketing agreement, Monsanto and Scotts each have requested that the other indemnify against any losses arising from this lawsuit. On September 5, 2001, the magistrate judge, over the objections of Scotts and Monsanto, allowed AgrEvo to file another amended complaint to add claims

                                      ----
transferred to it by its German parent, AgrEvo GmbH, and its 100 percent commonly owned affiliate, AgrEvo USA Company. Scotts and Monsanto have objected to the magistrate judge's order allowing the new claims. The district court will resolve these objections; if sustained, the newly-added claims will be stricken.

     On June 29, 1999, AgrEvo also filed a complaint in the Superior Court of the State of Delaware (the "Delaware Action") against two of Scotts' subsidiaries seeking damages for alleged breach of contract. AgrEvo alleges that, under the contracts by which a subsidiary of Scotts purchased a herbicide business from AgrEvo in May 1998, two of Scotts' subsidiaries have failed to pay AgrEvo approximately $0.6 million. AgrEvo is requesting damages in this amount, as well as pre- and post-judgment interest and attorneys' fees and costs. Scotts' subsidiaries have moved to dismiss or stay this action. On January 31, 2000, the Delaware court stayed AgrEvo's action pending the resolution of a motion to amend the New York Action, and the resolution of the New York Action. Scotts' subsidiaries intend to vigorously defend the asserted claims.

     If the above actions are determined adversely to Scotts, the result could have a material adverse effect on Scotts' results of operations, financial position and cash flows. Scotts believes that if litigated to a conclusion, it will prevail in the AgrEvo matters and that any potential exposure that Scotts may face cannot be reasonably estimated. Therefore, no accrual has been established related to these matters.

CENTRAL GARDEN & PET COMPANY

  SCOTTS V. CENTRAL GARDEN, SOUTHERN DISTRICT OF OHIO

     On June 30, 2000, Scotts filed suit against Central Garden & Pet Company in the U.S. District Court for the Southern District of Ohio to recover approximately $17 million in outstanding accounts receivable from Central Garden with respect to Scotts' 2000 fiscal year. Scotts' complaint was later amended to seek approximately $24 million in accounts receivable and additional damages for other breaches of duty.

     On April 13, 2001, Central Garden filed an answer and counterclaim in the Ohio action. On April 24, 2001, Central Garden filed an amended counterclaim. Central Garden's counterclaims include allegations that Scotts and Central Garden had entered into an oral agreement in April 1998 whereby Scotts would allegedly share with Central Garden the benefits and liabilities of any future business integration between Scotts and Pharmacia Corporation (formerly Monsanto). Based on these allegations, Central Garden has asserted several causes of action, including breach of oral contract and fraudulent misrepresentation, and seeks damages in excess of $900 million. Scotts believes that the preliminary discussions regarding any acquisition from Pharmacia that occurred are not actionable under any legal theory. In addition, Central Garden asserts various other causes of action, including breach of written contract and quantum valebant, and seeks damages in excess of $76 million based on allegations that Central Garden was entitled to receive a cash payment rather than a credit for the value of inventory Central Garden alleges was improperly seized by Scotts. These allegations are made without regard to the fact that the amounts sought from Central Garden in litigation filed by Scotts and Pharmacia are net of any such alleged credit. Scotts believes all of Central Garden's counterclaims in Ohio are without merit and it intends to vigorously defend against them.

  PHARMACIA CORPORATION V. CENTRAL GARDEN, CIRCUIT COURT OF ST. LOUIS, MISSOURI

     On June 30, 2000, Pharmacia Corporation filed suit against Central Garden in Missouri state court seeking unspecified damages allegedly due Pharmacia under a series of agreements, generally referred to as the four-year "Alliance Agreement" between Pharmacia and Central Garden. Scotts was, for a short time, an assignee of the Alliance Agreement, which Scotts has reassigned to Pharmacia. Pursuant to an order granting Central Garden's motion, on January 18, 2001, Pharmacia joined Scotts as a nominal defendant in the Missouri state court action.

     On January 29, 2001, Central Garden filed its answer and cross-claims and counterclaims in the Missouri action. On June 23, 2001, Scotts filed a cross-claim against Central Garden for an equitable accounting to establish the parties' relative financial positions under the Alliance Agreement at the conclusion of that agreement. On August 10, 2001, the Missouri court granted Central Garden leave to file amended counterclaims and cross-claims relating to the Alliance Agreement and seeking an unspecified amount of damages. The claims now pending in Missouri against Scotts are for declaratory relief and an

                                      ----
accounting, various breaches of contract, breach of an indemnification agreement, promissory estoppel, promissory fraud and unfair business practices under Section 17200 of the California Business and Professions Code. By order of the Missouri court, Central Garden's unfair business practices claims are stayed pending resolution of the action pending between the parties in the United States District Court for the Northern District of California.

     On October 1, 2001, Scotts moved for summary judgment on Central Garden's claims of breach of an indemnification agreement, promissory estoppel and promissory fraud. On November 15, 2001, the Missouri court held a hearing on Scotts' summary judgment motion and took the motion under submission. The trial date for the Missouri action is set for January 22, 2002.

  CENTRAL GARDEN V. SCOTTS & PHARMACIA, NORTHERN DISTRICT OF CALIFORNIA

     On July 7, 2000, Central Garden filed suit against Scotts and Pharmacia in the U.S. District Court for the Northern District of California (San Francisco Division) alleging various claims, including breach of contract and violations of federal antitrust laws, and seeking an unspecified amount of damages and injunctive relief. On October 26, 2000, the District Court granted Scotts' motion to dismiss Central Garden's breach of contract claims for lack of subject matter jurisdiction. On November 17, 2000, Central Garden filed an amended complaint in the District Court, re-alleging various claims for violations of federal antitrust laws and also alleging state antitrust claims under the Cartwright Act, Section 16726 of the California Business and Professions Code. Fact discovery is set to conclude in December 2001. The trial date for the California federal action is set for July 15, 2002.

  CENTRAL GARDEN V. SCOTTS & PHARMACIA, CONTRA COSTA SUPERIOR COURT

     On October 31, 2000, Central Garden filed a complaint against Scotts and Pharmacia in the California Superior Court for Contra Costa County. That complaint seeks to assert the breach of contract claims previously dismissed by the District Court in the California federal action described above, and additional claims under Section 17200 of the California Business and Professions Code. On December 4, 2000, Scotts and Pharmacia jointly filed a motion to stay this action based on the pendency of prior lawsuits (including the three actions described above) that involve the same subject matter. By order dated February 23, 2001, the Superior Court stayed the action pending before it.

     On April 6, 2001, Central Garden filed a motion to lift the stay of the Contra Costa County action. Scotts and Pharmacia filed a joint opposition to Central Garden's motion. On May 4, 2001, the Court issued a tentative ruling denying Central Garden's motion to lift the stay of the action. Central Garden did not challenge the tentative ruling, which accordingly became the ruling of the court. Consequently, all claims in the Contra Costa action remain stayed.

     Scotts believes that all of Central Garden's claims are without merit and it intends to vigorously defend against them. If the above actions are determined adversely to Scotts, the result could have a material adverse affect on Scotts' results of operations, financial position and cash flows. Scotts believes that if litigated to a conclusion, it will prevail in the Central Garden matters and that any potential exposure that Scotts may face cannot be reasonably estimated. Therefore, no accrual has been established related to these matters.

RHONE-POULENC, S.A., RHONE-POULENC AGRO S.A. AND HOECHST, A.G.

     On October 15, 1999, Scotts began arbitration proceedings before the International Court of Arbitration of the International Chamber of Commerce ("ICA") against Rhone-Poulenc S.A. and Rhone-Poulenc Agro S.A. (collectively, "Rhone-Poulenc") under arbitration provisions contained in contracts relating to the purchase by Scotts of Rhone-Poulenc's European lawn and garden business, Rhone-Poulenc Jardin, in 1998. Scotts alleged that the combination of Rhone-Poulenc and Hoechst Schering AgrEvo GmbH ("AgrEvo") into a new entity, Aventis S.A., would result in the violation of non-compete and other provisions in the contracts mentioned above.

     On October 9, 2000, the ICA issued a First Partial Award by the Tribunal which, inter alia: (i) found that Rhone-Poulenc breached its duty of good faith under French law by not disclosing to Scotts the contemplated combination of Rhone-Poulenc and AgrEvo; (ii) directed that the parties re-negotiate a non-compete provision; and (iii) ruled that a Research and Development Agreement entered into ancillary to

                                      ----
the purchase of Rhone-Poulenc Jardin is binding upon both Rhone-Poulenc and its post-merger successor. On February 12, 2001, because of the parties' failure to agree on revisions to the non-compete provision, the ICA issued a Second Partial Award by the Tribunal revising that provision. A damages hearing was held from July 2 to 5, 2001. The Tribunal is scheduled to hear closing arguments regarding Scotts' claim to damages and restitution in January 2002.

     Also on October 15, 1999, Scotts filed a complaint styled The Scotts Company, et al. v. Rhone-Poulenc, S.A., Rhone-Poulenc Agro S.A. and Hoechst, A.G. in the Court of Common Pleas for Union County, Ohio, seeking injunctive relief maintaining the status quo in aid of the arbitration proceedings as well as an award of damages against Hoechst for Hoechst's tortious interference with Scotts' contractual rights. On October 19, 1999, the defendants removed the Union County action to the U.S. District Court for the Southern District of Ohio. On December 8, 1999, Scotts requested that this action be stayed pending the outcome of the arbitration proceedings. Said stay was granted by the District Court on February 18, 2000.

SCOTTS V. AGREVO USA COMPANY

     Scotts filed suit against AgrEvo USA Company on August 8, 2000 in the Court of Common Pleas for Union County, Ohio, alleging breach of contract relating to an agreement dated June 22, 1998 entitled "Exclusive Distributor
Agreement -- Horticulture". The action seeks an unspecified amount of damages resulting from AgrEvo's breaches of the Agreement, an order of specific performance directing AgrEvo to comply with its obligations under the Agreement, a declaratory judgment that Scotts' future performance under the Agreement is waived as a result of AgrEvo's failure to perform, and such other relief to which Scotts might be entitled. This action was dismissed without prejudice on February 6, 2001, pending the outcome of settlement discussions.

     Scotts is involved in other lawsuits and claims which arise in the normal course of its business. In the opinion of management, these claims individually and in the aggregate are not expected to result in a material adverse effect on Scotts' results of operations, financial position or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 2001.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF REGISTRANT

     The executive officers of The Scotts Company, their positions and, as of November 27, 2001, their ages and years with The Scotts Company (and its predecessors) are set forth below.

                                                                                      Years with
                                                                                      Scotts (And
                                                                                          Its
Name                     Age                    Position(s) Held                     Predecessors)
--------------------------------------------------------------------------------------------------
Charles M. Berger        65    Chairman of the Board                                       5
James Hagedorn           46    President, Chief Executive Officer and a Director          14
Michael P. Kelty, Ph.D.  51    Vice Chairman and Executive Vice President                 22
David M. Aronowitz       45    Executive Vice President, General Counsel and               3
                               Secretary
Hadia Lefavre            56    Executive Vice President, Human Resources Worldwide         2
Patrick J. Norton        51    Executive Vice President, Chief Financial Officer           1
                               and a Director
Michel J. Farkouh        44    Executive Vice President, International Consumer            3
                               Business Group
L. Robert Stohler        60    Executive Vice President, North America                     6

     Executive officers serve at the discretion of the Board of Directors and in the case of Mr. Berger, Mr. Hagedorn, Dr. Kelty, Mr. Norton, and Ms. Lefavre, pursuant to employment agreements.

                                      ----

     The business experience of each of the persons listed above during at least the past five years is as follows:

     Mr. Berger was named Chairman of the Board of Scotts in May 2001. He served as Chairman of the Board and Chief Executive Officer from April 2000 until May 2001. From August 1996 to April 2000, he served as Chairman of the Board, President and Chief Executive Officer. Mr. Berger came to Scotts from H. J. Heinz Company, where, from October 1994 to August 1996, he served as Chairman and Chief Executive Officer of Heinz India Pvt. Ltd. (Bombay). During his 32-year career at Heinz, he also held the positions of Chairman, President and Chief Executive Officer of Weight Watchers International, a Heinz affiliate; Managing Director and Chief Executive Officer of Heinz-Italy (Milan), the largest Heinz profit center in Europe; General Manager, Marketing, for all Heinz U.S. grocery products; Marketing Director for Heinz UK (London); and Director of Corporate Planning at Heinz World Headquarters.

     Mr. Hagedorn was named President and Chief Executive Officer of Scotts in May 2001. He served as President and Chief Operating Officer of Scotts from April 2000 to May 2001. From December 1998 to April 2000, he served as President, Scotts North America. He was previously Executive Vice President, U.S. Business Groups, of Scotts, from October 1996 to December 1998. Mr. Hagedorn also serves as a director of Scotts. Mr. Hagedorn is the son of Horace Hagedorn, Director Emeritus of Scotts, and is the brother of Katherine Hagedorn Littlefield, a director of Scotts.

     Dr. Kelty was named Vice Chairman and Executive Vice President of Scotts in May 2001. He served as Group Executive Vice President, Technology and Operations, of Scotts, from February 2000 to May 2001. He was previously Executive Vice President, Technology and Operations, of Scotts, from February 1999 to February 2000. From July 1995 to February 1999, he was Senior Vice President, Professional Business Group, of Scotts.

     Mr. Aronowitz was named Executive Vice President, General Counsel and Secretary of Scotts in October 2001. He was previously Senior Vice President, Assistant General Counsel and Assistant Secretary of Scotts, from February 2000 to October 2001. From October 1998 until February 2000, Mr. Aronowitz was Vice President and Assistant General Counsel of Scotts. From January 1996 to October 1998, he was Assistant General Counsel for Insilco Corporation, a Delaware corporation, based in Dublin, Ohio, and Group General Counsel for Taylor Publishing Company, an Insilco subsidiary. From May 1995 to January 1996, he was of counsel to the New York law firm of McCarrick, Finnerty & Mayer. From May 1993 to May 1995, he was Vice President, General Counsel and Secretary for Grimes Aerospace Company, a company based in Columbus, Ohio.

     Ms. Lefavre was named Executive Vice President, Human Resources Worldwide of Scotts in May 2001. She served as Senior Vice President, Human Resources Worldwide, of Scotts, from March 1999 to May 2001. From October 1995 to October 1998, she served as Senior Vice President, Human Resources Worldwide, at Rhone-Poulenc Rorer Inc., a pharmaceutical company based in Pennsylvania.

     Mr. Norton was named Executive Vice President and Chief Financial Officer of Scotts in May 2000, having served as interim Chief Financial Officer of Scotts since February 2000. From 1983 until February 1997, Mr. Norton was the President, Chief Executive Officer and a director of Barefoot Inc., the second largest lawn care company in the United States prior to its acquisition in February 1997 by ServiceMaster. Mr. Norton also serves as a director of Scotts.

     Mr. Farkouh was named Executive Vice President, International Consumer Business Group, of Scotts in October 2001. From May 2001 to October 2001, he served as Senior Vice President, International Consumer Business Group, of Scotts, having served as interim from October 2000 to May 2001. From May 1999 to October 2000, he served as Senior Vice President, Zone 3, International, having joined Scotts France SAS in January 1999. From January 1997 to the time he joined Scotts, he was Vice President, Worldwide Lawn and Garden Category Manager, of Monsanto Company. From 1991 to January 1997, he was General Manager, Lawn and Garden Europe, of Monsanto Company.

                                      ----

     Mr. Stohler was named Executive Vice President, North America, of Scotts in October 2001. From July 2001 to October 2001, he served as acting Senior Vice President, North America, of Scotts. From October 1998 to July 2001, he served as Senior Vice President, Consumer Lawns Business Group, of Scotts. He served as Senior Vice President, International Business Group, of Scotts from December 1996 to October 1998. From November 1995 to December 1996, he served as Vice President, International Business Group, of Scotts.

                                      ----

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common shares of The Scotts Company trade on the New York Stock Exchange under the symbol "SMG".

                                                                    Sale Prices
                                                              ------------------------
                                                               High              Low
--------------------------------------------------------------------------------------
FISCAL 2000
1st quarter                                                   $41.250          $35.250
2nd quarter                                                    42.000           29.438
3rd quarter                                                    41.500           32.688
4th quarter                                                    37.500           31.000

FISCAL 2001
1st quarter                                                   $38.125          $28.875
2nd quarter                                                    43.070           36.625
3rd quarter                                                    47.100           36.130
4th quarter                                                    42.020           33.320

     We have not paid dividends on the common shares in the past and do not presently plan to pay dividends on the common shares. It is presently anticipated that earnings will be retained and reinvested to support the growth of our business. The payment of any future dividends on common shares will be determined by the Board of Directors of Scotts in light of conditions then existing, including our earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors.

     As of November 27, 2001, there were approximately 7,200 shareholders including holders of record and our estimate of beneficial holders.

                                      ----

ITEM 6. SELECTED FINANCIAL DATA

                               FIVE YEAR SUMMARY
                    FOR THE FISCAL YEAR ENDED SEPTEMBER 30,
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                              2001(1)        2000         1999(2)       1998(3)       1997(4)
-------------------------------------------------------------------------------------------------------------
OPERATING RESULTS:
  Net sales                                  $1,747.7      $1,709.0      $1,602.5      $1,083.3       $871.7
  Gross profit                                  651.4         658.5         615.2         368.3        298.1
  Income from operations(5)                     116.4         210.2         196.1          94.1         94.8
  Income before extraordinary items              15.5          73.1          69.1          37.0         39.5
  Income applicable to common
    shareholders                                 15.5          66.7          53.5          26.5         29.7
  Depreciation and amortization                  63.6          61.0          56.2          34.5         26.8
FINANCIAL POSITION:
  Working capital                               245.7         234.1         274.8         135.3        146.5
  Investments in property, plant and
    equipment                                    63.4          72.5          66.7          41.3         28.6
  Property, plant and equipment, net            310.7         290.5         259.4         197.0        146.1
  Total assets                                1,843.0       1,761.4       1,769.6       1,035.2        787.6
  Total debt                                    887.8         862.8         950.0         372.5        221.3
  Total shareholders' equity                    506.2         477.9         443.3         403.9        389.2
CASH FLOWS:
  Cash flows from operating activities           65.7         171.5          78.2          71.0        121.1
  Cash flows from investing activities         (101.0)        (89.5)       (571.6)       (192.1)       (72.5)
  Cash flows from financing activities           21.4         (78.2)        513.9         118.4        (46.2)
RATIOS:
  Operating margin                                6.7%         12.2%         12.2%          8.7%        10.9%
  Current ratio                                   1.5           1.6           1.7           1.6          2.1
  Total debt to total book
    capitalization                               63.7%         64.3%         68.2%         48.0%        36.2%
  Return on average shareholders' equity          3.1%         14.5%         12.6%          6.7%         7.9%
PER SHARE DATA:
  Basic earnings per common share             $  0.55       $  2.39       $  2.93       $  1.42        $1.60
  Diluted earnings per common share              0.51          2.25          2.08          1.20         1.35
  Price to diluted earnings per share,
    end of period                                66.9          14.9          16.6          25.5         19.4
  Stock price at year-end                       34.10         33.50         34.63         30.63        26.25
  Stock price range -- High                     47.10         42.00         47.63         41.38        30.56
  Stock price range -- Low                      28.88         29.44         26.63         26.25        17.75
OTHER:
  EBITDA(6)                                     180.0         271.2         252.3         128.6        121.6
  EBITDA margin(6)                               10.3%         15.9%         15.7%         11.9%        13.9%
  Interest coverage (EBITDA/interest
    expense)(6)                                   2.1           2.9           3.2           4.0          4.8
  Average common shares outstanding              28.4          27.9          18.3          18.7         18.6
  Common shares used in diluted earnings
    per common share calculation                 30.4          29.6          30.5          30.3         29.3
  Dividends on Class A Convertible
    Preferred Stock                           $   0.0       $   6.4       $   9.7       $   9.8        $ 9.8

---------------

NOTE: Prior year presentations have been changed to conform to fiscal 2001 presentation; these changes did not impact net income.

(1) Includes Substral(R) brand acquired from Henkel KGaA from January 2001.

(2) Includes Rhone-Poulenc Jardin (nka Scotts France SAS) from October 1998, ASEF Holding BV from December 1998 and the non-Roundup(R) ("Ortho") business from January 1999.

(3) Includes Levington Group Limited (nka The Scotts Company (UK) Ltd.) from December 1997 and EarthGro, Inc. from February 1998.

(4) Includes Miracle Holdings Limited (nka The Scotts Company (UK) Ltd.) from January 1997.

                                      ----

(5) Income from operations for fiscal 2001 and 1998 includes $75.7 million and $20.4 million of restructuring and other charges, respectively.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Scotts is a leading manufacturer and marketer of consumer branded products for lawn and garden care and professional horticulture in the United States and Europe. During fiscal 2001, our operations were divided into three business segments: North American Consumer, Global Professional and International Consumer. The North American Consumer segment includes the Lawns, Gardens, Growing Media, Ortho, Scotts LawnService(R) and Canada businesses.

     As a leading consumer branded lawn and garden company, we focus on our consumer marketing efforts, including advertising and consumer research, to create demand to pull products through the retail distribution channels. In the past three years, we have spent approximately 5% of our gross sales annually on media advertising to support and promote our products and brands. We have applied this consumer marketing focus over the past several years, and we believe that Scotts continues to receive a significant return on these marketing expenditures. We expect that we will continue to focus our marketing efforts toward the consumer and to make a significant investment in consumer marketing expenditures in the future to drive market share and sales growth.

     In fiscal 2001, we began two major initiatives that affect the way we go to business with our customers in our North American consumer business segment. One was the "one face to the customer" initiative whereby the separate sales forces under our previous "Business Unit" structure were combined into a single, centrally managed and coordinated sales force. The other major initiative was the reduction in the number of, and amount of business we do through distributors. The end objective of these initiatives was to improve the service levels and relationships with our customers in North America. While we generally believe that these initiatives were successful in fiscal 2001, and are important to our future success, they did have the effect of increasing some costs in 2001, such as selling expenses, and further complicated order processing and fulfillment in an environment where we were also going live on our new ERP system in two significant businesses -- Lawns and Ortho.

     Scotts' sales are seasonal in nature and are susceptible to global weather conditions, primarily in North America and Europe. For instance, periods of wet weather can slow fertilizer sales but can increase demand for pesticide sales. Periods of dry, hot weather can have the opposite effect on fertilizer and pesticide sales. We believe that the acquisitions we have made over the past several years diversify both our product line risk and geographic risk to weather conditions.

     In fiscal 1999, we expanded our reach of product line offerings into the controls segment with the acquisition of the Ortho(R) brand of control products from Monsanto and the execution of the Roundup(R) marketing agreement. In addition, over the past several years, we have made several acquisitions to strengthen our international market position in the lawn and garden category including Rhone-Poulenc Jardin, ASEF Holding BV and, most recently, Substral. Each acquisition provided a significant addition to our then existing European platform and strengthened our foothold in the continental European consumer lawn and garden market. Through these acquisitions, we have established a strong presence in France, Germany, Austria and the Benelux countries. These acquisitions may also mitigate, to a certain extent, our susceptibility to weather conditions by expanding the regions in which we operate.

     The following discussion and analysis of our consolidated results of operations and financial position should be read in conjunction with our Consolidated Financial Statements included elsewhere in this report.

                                      ----

RESULTS OF OPERATIONS

     The following table sets forth the components of income and expense as a percentage of net sales for the three years ended September 30, 2001:

                                                                  Fiscal Year Ended September 30,
                                                           ----------------------------------------------
                                                           2001                  2000               1999
---------------------------------------------------------------------------------------------------------
Net sales                                                  100.0%                100.0%             100.0%
Cost of sales                                               62.7                  61.5               61.6
                                                           -----                 -----              -----
Gross profit                                                37.3                  38.5               38.4
Commission earned from marketing agreement, net              1.2                   1.7                1.8
Advertising and promotion                                    8.6                   9.0                8.9
Selling, general and administrative                         18.1                  17.7               17.6
Amortization of goodwill and other intangibles               1.6                   1.6                1.6
Restructuring and other charges                              3.9                   0.0                0.1
Other income, net                                           (0.4)                 (0.4)              (0.2)
                                                           -----                 -----              -----
Income from operations                                       6.7                  12.2               12.2
Interest expense                                             5.0                   5.5                4.9
                                                           -----                 -----              -----
Income before income taxes                                   1.7                   6.7                7.3
Income taxes                                                 0.8                   2.5                3.0
                                                           -----                 -----              -----
Income before extraordinary item                             0.9                   4.2                4.3
Extraordinary loss on extinguishment of debt                 0.0                   0.0                0.4
                                                           -----                 -----              -----
Net income                                                   0.9                   4.2                3.9
Dividends on Class A Convertible Preferred Stock             0.0                   0.4                0.6
                                                           -----                 -----              -----
Income applicable to common shareholders                     0.9%                  3.8%               3.3%
                                                           =====                 =====              =====

     The following table sets forth net sales by business segment for the three years ended September 30, 2001:

                                                     2001                     2000                  1999
----------------------------------------------------------------------------------------------------------
                                                                         ($millions)
North American Consumer:
  Lawns                                            $  514.7                 $  470.1              $  424.2
  Gardens                                             151.9                    152.8                 145.3
  Growing Media                                       305.3                    292.8                 257.1
  Ortho                                               222.8                    250.2                 210.8
  Scotts LawnService(R)                                42.0                     21.4                  14.0
  Canada                                               27.7                     29.8                  11.9
  Other                                                38.2                     36.2                  76.7
                                                   --------                 --------              --------
     Total                                          1,302.6                  1,253.3               1,140.0
International Consumer                                264.1                    274.6                 289.8
Global Professional                                   181.0                    181.1                 172.7
                                                   --------                 --------              --------
Consolidated                                       $1,747.7                 $1,709.0              $1,602.5
                                                   ========                 ========              ========

FISCAL 2001 COMPARED TO FISCAL 2000

     Net sales for fiscal 2001 were $1,747.7 million, an increase of 2.3% over fiscal 2000 sales of $1,709.0 million. As discussed below, net sales increased over 4% in the North American Consumer segment; whereas, net sales declined by 3.8% in the International Consumer segment and Global Professional net sales were flat.

     North American Consumer net sales were $1,302.6 million in fiscal 2001, an increase of 4% over fiscal 2000 net sales of $1,253.3 million. Net sales in the Lawns business within this segment were $514.7 million in fiscal 2001, a 9.5% increase over fiscal 2000 net sales of $470.1 million, primarily due to the introduction of a new line of grass seed products. Net sales in the Growing Media business increased

                                      ----

4.3% to $305.3 million in fiscal 2001 from $292.8 million in fiscal 2000. 2001 saw the continuation of the successful roll out of the value-added line of Miracle-Gro(R) branded garden and potting soils in the Growing Media business. Sales of branded soils increased from $74 million in fiscal 2000 to $101 million in fiscal 2001. Net sales in the Ortho business decreased 11% to $222.8 million in fiscal 2001 from $250.2 million in fiscal 2000 due primarily to the weather and product availability issues due to ERP system data problems. Net sales in the Scotts LawnService(R) business increased 96.3% to $42.0 million in fiscal 2001 from $21.4 million in fiscal 2000. This growth reflects continued expansion through acquisitions and new branch openings, as well as the success of our direct marketing campaign utilizing the Scotts(R) brand name. The other sales category consists of sales under a supply agreement to the purchaser of the ProTurf(R) business in 2001 and actual sales of the ProTurf(R) business in fiscal 2000 prior to the date of sale. Selling price changes were not material to net sales in fiscal 2001 or fiscal 2000.

     International Consumer net sales decreased 3.8% to $264.1 million in fiscal 2001 compared to $274.6 million in fiscal 2000. Excluding the adverse impact of changes in exchange rates, net sales for International Consumer increased over 3% compared to the prior year. The increase in sales is primarily due to the successful sell-in of a new line of fertilizer products under the Substral(R) brand name acquired January 1, 2001.

     Net sales for Global Professional of $181.0 million for fiscal 2001 were flat with fiscal 2000 net sales of $181.1 million. Excluding the unfavorable impact of changes in foreign exchange rates, Global Professional net sales increased approximately 3.5% year over year.

     Gross profit decreased to $651.4 million in fiscal 2001 compared to $658.5 million in fiscal 2000. Excluding restructuring charges, gross profit was flat year over year. Gross profit, including restructuring charges, as a percentage of net sales was 37.3% in fiscal 2001 compared to 38.5% in fiscal 2000. The decrease in gross profit as a percentage of net sales was driven by unfavorable product mix in the Ortho and Gardens businesses and increased sales of seed which has a lower margin than fertilizers and control products, offset by lower distribution costs and the favorable margin impact from the value-added Growing Media products.

     The net commission earned from marketing agreement in fiscal 2001 was $20.8 million, compared to $29.3 million in fiscal 2000. Despite worldwide earnings for the consumer Roundup(R) business increasing by approximately $4.0 million from fiscal 2000 to fiscal 2001, the gross commission earned by Scotts was flat due to the increased earnings targets and reduced commission rate schedule in the commission calculation for 2001 as compared to 2000. In addition, the net commission decreased due to the $10 million increase in contribution expenses as specified in the agreement.

     Advertising and promotion expenses for fiscal 2001 were $151.0 million, a decrease of $2.8 million from fiscal 2000 advertising and promotion expenses of $153.8 million. This decrease reflects the impact of improved media buying efficiencies and lower advertising rates compared to the prior year.

     Selling, general and administrative expenses for fiscal 2001 were $317.2 million, an increase of $14.5 million, or 4.8%, over similar expenses in fiscal 2000 of $302.7 million. As a percentage of sales, selling, general and administrative expenses were 18.1% for fiscal 2001 compared to 17.7% for fiscal 2000. The increase in selling, general and administrative expenses from the prior year is partially due to an increase in selling expenses as a result of the change in the selling and distribution model for the North American Consumer businesses. The increase in selling, general and administrative expenses is also due to an increase in information technology expenses from the prior year as a result of the cost of many information technology resources being capitalized toward the cost of our enterprise resource planning system in fiscal 2000 and the increased depreciation on the new ERP system in fiscal 2001. Most of these information technology resources have assumed a system support function that is now being expensed as incurred.

     Selling, general and administrative expenses associated with restructuring and other non-operating expenses were $68.4 million for fiscal 2001. These charges, along with the $7.3 million which is included in cost of sales for the write-off of inventory, were primarily associated with the closure or relocation of certain plants and administrative facilities. Included in the $68.4 million charge in selling, general and administrative costs is $20.4 million to write-down to fair value certain property and equipment and other assets; $5.8 million of facility exit costs; $27.0 million of severance costs; and $15.2 million in other restructuring and other costs. The severance costs related to reduction in force initiatives and facility

                                      ----
closures and consolidations in North America and Europe covering approximately 340 administrative, production, selling and other employees. Severance costs are expected to be paid in fiscal 2002 with some payments extending into 2003. All other fiscal 2001 restructuring related activities and costs are expected to be completed by the end of fiscal 2002. The Company expects these restructuring activities to result in expense savings of nearly $15 million in fiscal 2002 after reinvesting some of the savings to grow our brands in our International businesses.

     In fiscal 2002, the Company expects to recognize additional restructuring and other charges, primarily for relocation costs for equipment, personnel and inventory which must be expensed when incurred. Additional restructuring costs may be incurred in fiscal 2002 as our review and evaluation of our facilities and processes is an ongoing exercise aimed at achieving improved returns on invested capital. See Note 4 of the Notes to Consolidated Financial Statements, which are included in Item 8.

     Amortization of goodwill and other intangibles increased to $27.7 million in fiscal 2001 from $27.1 million in fiscal 2000 due to the additional amortization related to the Substral acquisition in December 2000 and numerous small acquisitions by Scotts LawnService(R) throughout fiscal 2001. In fiscal 2002, Scotts will adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" which is expected to result in a reduction in amortization expense in fiscal 2002 and future years. See Note 18 of the Notes to Consolidated Financial Statements, which are included in Item 8.

     Other income for fiscal 2001 was $8.5 million compared to $6.0 million for fiscal 2000. The increase in other income was primarily due to the favorable settlement of certain legal matters in the current year and an insurance settlement from a seed warehouse fire. The prior year results also included losses on the sale of miscellaneous assets which did not recur in fiscal 2001.

     Income from operations for fiscal 2001 was $116.4 million compared to $210.2 million for fiscal 2000. The decrease was the result of the current year restructuring and other charges and increased selling, general and administrative costs, the decline in the marketing agreement net commission and higher depreciation expense for the new ERP system which was fully in service for all of fiscal 2001.

     For segment reporting purposes, earnings before interest, taxes and amortization is used as the measure for income from operations or operating income. On that basis, operating income in the North American Consumer segment increased from $244.2 million in fiscal 2000 to $250.0 million in fiscal 2001 due to the 4% increase in sales offset by lower margins due to mix and higher expenses for selling and the new ERP system. Operating income in the Global Professional segment declined from $26.4 million in fiscal 2000 to $17.4 million in fiscal 2001 due to lower sales due to weather and higher operating costs in the international Professional business. The operating cost structure in the international Professional business was addressed in the restructuring initiatives undertaken in late fiscal 2001. International Consumer segment operating income declined from income of $21.0 million in fiscal 2000 to a loss of $3.3 million in fiscal 2001. Excluding restructuring charges, International Consumer reported operating income of $6.7 million. The decline in income was due to lower sales due to poor weather in Europe and higher operating costs. The International Consumer cost structure was also addressed in 2001's restructuring initiatives. The Corporate operating loss increased from $54.2 million in fiscal 2000 to $120.0 million in fiscal 2001 primarily due to restructuring charges related to the domestic business.

     Interest expense for fiscal 2001 was $87.7 million, a decrease of $6.2 million from fiscal 2000 interest expense of $93.9 million. The decrease in interest expense was primarily due to favorable interest rates. The average rate on our variable rate debt was 7.85% in fiscal 2001 compared to 8.78% in fiscal 2000.

     Income tax expense was $13.2 million for fiscal 2001 compared to $43.2 million in fiscal 2000. The effective tax rate in fiscal 2001 was 46% compared to 37.1% for fiscal 2000. The primary driver of the change in the effective tax rate was the restructuring and other charges recorded in fiscal 2001, which reduced pre-tax income thereby increasing the effect of non-deductible goodwill amortization on the effective tax rate. Also, the prior year effective tax rate benefited from the elimination of tax reserves due to the settlement of certain tax contingencies.

     Net income was $15.5 million for fiscal 2001, or $.51 per common share on a diluted basis, compared to net income of $73.1 million for fiscal 2000, or $2.25 per common share on a diluted basis. Common shares and equivalents used in the computation of fully diluted earnings per share in fiscal 2001 and

                                      ----
fiscal 2000 were 30.4 million and 29.6 million, respectively. The increase reflects more common share equivalents due to higher average stock prices and additional option grants to associates in fiscal 2001.

FISCAL 2000 COMPARED TO FISCAL 1999

     Net sales for fiscal 2000 were $1,709 million, an increase of 6.6% over fiscal 1999 net sales of $1,603 million. On a pro forma basis, assuming that the Ortho and Rhone-Poulenc Jardin acquisitions had occurred on October 1, 1998, net sales for fiscal 2000 were 4.5% higher than pro forma net sales for fiscal 1999. The increase in net sales from year to year was driven by significant increases in net sales across all businesses in the North American Consumer segment, partially offset by decreases in net sales in the International Consumer segment as discussed below.

     North American Consumer net sales, excluding "Consumer Other" were $1,217 million in fiscal 2000, an increase of $154 million, or 14.5%, over net sales for fiscal 1999 of $1,063 million. Net sales in the Lawns business increased $45.9 million, or 10.8%, from fiscal 1999 to fiscal 2000, primarily due to a significant increase in sales to and consumer takeaway from national home centers. Net sales in the Gardens business increased $7.5 million, or 5.2%, primarily driven by strong net sales and market share performance in the water-soluble and tree spikes product lines and the successful introduction of new products such as the Miracle-Gro(R) Garden Weed Preventer(TM) line in fiscal 2000. Net sales in the Growing Media business increased $35.7 million, or 13.9%, due to strong category and market share growth, particularly for value-added products such as Miracle-Gro(R) Potting Soils. Sales in the Ortho business increased $39.4 million, or 18.7%, on an actual basis and $10.0 million, or 4.1%, on a pro forma basis, reflecting significantly improved volume with home center retailers and improved category and market share performance on the selective weed control product lines. Net sales for the Ortho business were negatively impacted by the voluntary product return program for the registered pesticide Ortho(R) Home Defense(R) Indoor & Outdoor Insect Killer, sold with the Pull 'N Spray(R) pump dispenser, the phasing out of products containing the active ingredient chlorpyrifos and reduced selling efforts by a primary distributor prior to its termination on September 30, 2000. Consumer Other net sales were the net sales of the ProTurf(R) business that was sold in May 2000. Selling price changes did not have a significant impact on net sales in the North American Consumer segment for fiscal 2000.

     Global Professional segment net sales of $181.1 million in fiscal 2000 were $8.4 million, or 4.9% above fiscal 1999 net sales of $172.7 million.

     International Consumer segment net sales of $274.6 million in fiscal 2000 were $14.2 million lower than net sales for fiscal 1999 of $289.8 million. Excluding the adverse impact of changes in exchange rates, net sales for the International Consumer segment increased nearly 4% compared to the prior year period. The increase is primarily due to improved results in the segment's continental European consumer businesses partially offset by decreases in the segment's U.K. consumer business caused by significant product rationalization and unusually poor weather.

     Gross profit increased to $658.5 million for fiscal 2000, an increase of 7.0% over fiscal 1999 gross profit of $615.2 million, driven by the 6.6% increase in year-to-date net sales discussed above and a slight increase in gross profit as a percentage of net sales. As a percentage of net sales, gross profit was 38.5% for fiscal 2000 compared to 38.4% of net sales for fiscal 1999. This increase in profitability on net sales was driven by a shift to direct distribution to certain retail accounts, improved product mix toward higher margin, value-added products and improved efficiencies in Scotts' production plants, offset by increased urea, fuel and other raw material costs and a significant erosion in the profitability of the ProTurf(R) business prior to its sale.

     The gross commission from marketing agreement in fiscal 2000 was $39.2 million, compared to $30.3 million in fiscal 1999. The increase in the gross commission from year to year was driven by significantly higher sales of consumer Roundup(R) worldwide year over year. Contribution expenses under marketing agreement were $9.9 million for fiscal 2000, compared to $1.6 million for fiscal 1999. The increase in contribution expenses was due to an increase in the contribution payment to Monsanto and an increase of $3.2 million in the amortization of the $32 million marketing fee paid to Monsanto as a result of correcting the amortization period from 20 to 10 years. The $3.2 million of additional amortization represents the additional amortization of $1.6 million that was not recognized in fiscal 1999 and additional amortization of $1.6 million for fiscal 2000.

                                      ----

     Advertising expenses for fiscal 2000 were $153.8 million, an increase of 7.4% over fiscal 1999 advertising expenses of $143.2 million. Promotion expenses are presented as a reduction of net sales. Promotion expenses increased from $45.8 million in fiscal 1999 to $55.3 million in fiscal 2000. As a percentage of net sales before deduction for promotion expenses, combined advertising and promotion spending increased to 11.9% in fiscal 2000 from 11.5% in fiscal 1999. This increase was primarily due to continued emphasis on increasing advertising and promotion expenses to drive revenue growth within the North American Consumer segment and investments in advertising and promotion to drive future sales growth in the International Consumer segment.

     Selling, general and administrative expenses in fiscal 2000 were $302.7 million, an increase of 7.6% over fiscal 1999 expenses of $281.2 million. As a percentage of net sales, selling, general and administrative expenses were 17.7% in fiscal 2000 and 17.6% in fiscal 1999. The increase in the dollar amount of selling, general and administrative expenses was primarily related to additional costs needed to support the increased net sales levels in the North American Consumer businesses, infrastructure expenses within the International Consumer segment, selling, general and administrative expenses for the Ortho business which were not incurred in the first quarter of fiscal 1999 due to the timing of the acquisition in January 1999, and increased legal costs as a result of the various legal matters discussed in Note 15 of the Notes to Consolidated Financial Statements, which are included in Item 8.

     Amortization of goodwill and other intangibles in fiscal 2000 was $27.1 million, an increase of $1.5 million over fiscal 1999 amortization of $25.6 million. This increase was primarily due to fiscal 1999 not reflecting a full year of amortization related to the Ortho acquisition since the acquisition occurred in January 1999.

     Restructuring and other charges were $1.4 million in fiscal 1999. These charges represent severance costs associated with the reorganization of the North American Professional Business Group to strengthen distribution and technical sales support, integrate brand management across market segments and reduce annual operating expenses. Substantially all payments have been made as of September 30, 2000. There were no restructuring charges incurred in fiscal 2000.

     Other income in fiscal 2000 was $6.0 million compared to other income of $3.6 million in the prior year. The increase in other income, on a net basis, was primarily due to the $4.6 million gain resulting from the sale of the ProTurf(R) business, partially offset by costs incurred in connection with Scotts' voluntary return program for the registered pesticide Ortho(R) Home Defense(R) Indoor & Outdoor Insect Killer, sold with the Pull 'N Spray(R) pump dispenser and additional losses on disposals of miscellaneous fixed assets.

     Income from operations for fiscal 2000 was $210.2 million compared to $196.1 million for fiscal 1999. The increase in income from operations was due primarily to the increase in net sales across the North American Consumer businesses as noted above, partially offset by the decrease in net sales due to the sale of the ProTurf(R) business.

     Interest expense for fiscal 2000 was $93.9 million, an increase of $14.8 million over fiscal 1999 interest expense of $79.1 million. The increase in interest expense was due to increased borrowings to fund the Ortho acquisition and an increase in average borrowing rates under our credit facility, partially offset by reduced working capital requirements.

     Income tax expense was $43.2 million for fiscal 2000 compared to $47.9 million in the prior year. Scotts' effective tax rate decreased to 37.1% for fiscal 2000 compared to 41.0% for the previous year. The decrease in the effective tax rate for fiscal 2000 is due primarily to a reversal of $3.2 million of tax reserves upon resolution of certain outstanding tax matters during the third quarter of fiscal 2000 and a reduction in the base tax rate for the year, before reversal of reserves, to 40.0%.

     In conjunction with the Ortho acquisition, in January 1999, Scotts completed an offering of $330 million of 8 5/8% Senior Subordinated Notes due 2009. The net proceeds from this offering, together with borrowings under our credit facility, were used to fund the Ortho acquisition and repurchase approximately 97% of the then outstanding $100 million of 9 7/8% Senior Subordinated Notes due August 2004. We recorded an extraordinary loss on the extinguishment of the 9 7/8% Notes of $9.3 million, including a call premium of $7.2 million and the write-off of unamortized issuance costs and discounts of $2.1 million.

                                      ----

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $65.7 million for fiscal 2001 compared to cash provided by operating activities of $171.5 million for fiscal 2000. The seasonal nature of our operations generally requires cash to fund significant increases in working capital (primarily inventory and accounts receivable) during the first and second quarters. The third fiscal quarter is a period for collecting accounts receivable and liquidating inventory levels. The decrease in cash provided by operating activities for fiscal 2001 compared to the prior year was due to higher levels of inventory at September 30, 2001 compared to September 30, 2000, due, in part, to the move by major retailers to reduce inventory investments and lower than anticipated net sales in the fourth quarter of fiscal 2001.

     Cash used in investing activities was $101.0 million for fiscal 2001 compared to $89.5 million in the prior year. The additional cash used for investing activities in fiscal 2001 was primarily due to the $13.3 million in payments toward the purchase of the Substral(R) business discussed in Note 5 of the Notes to Consolidated Financial Statements which are included in Item 8, and other payments made toward several lawn service acquisitions during fiscal 2001 partially offset by reduced capital spending in fiscal 2001. Capital spending was $63.4 million in fiscal 2001 compared to $72.5 million in fiscal 2000. In line with our ongoing efforts to improve return on invested capital, capital spending in fiscal 2002 is expected to be approximately $50.0 million.

     Financing activities provided cash of $21.4 million for fiscal 2001 compared to using cash of $78.2 million in the prior year. The increase in cash from financing activities was primarily due to an increase in borrowings under our revolving credit facility to fund operating and investing activities during fiscal 2001.

     Total debt was $887.8 million as of September 30, 2001, an increase of $25.0 million compared with debt at September 30, 2000 of $862.8 million. The increase in debt compared to the prior year was primarily due to additional borrowings to fund operating and investing activities as discussed above and seller notes from the Substral(R) and Scotts LawnService(R) acquisitions in fiscal 2001.

     Our primary sources of liquidity are funds generated by operations and borrowings under our credit facility. The credit facility provides for borrowings in the aggregate principal amount of $1.1 billion and consists of term loan facilities in the aggregate amount of $525 million and a revolving credit facility in the amount of $575 million. Borrowings outstanding under the term loan facilities and revolving credit facility were $398.6 million and $94.7 million, respectively at September 30, 2001.

     In July 1998, our Board of Directors authorized the repurchase of up to $100 million of our common shares on the open market or in privately negotiated transactions on or prior to September 30, 2001. As of September 30, 2001, we repurchased 1,106,295 common shares, at a cost of $40.6 million, under this program.

     In October 2000, the Board of Directors approved the cancellation of the third year commitment of $50 million under the share repurchase program. The Board did authorize repurchasing the amount still outstanding under the second year repurchase commitment (approximately $9.0 million) through September 30, 2001. Share repurchases are subject to the covenants contained in our credit facility or our other debt instruments. Repurchased shares are held in treasury and will be used for the exercise of employee stock options and for other valid corporate purposes.

     We believe cash flows from operations and capital resources will be sufficient to meet debt service and working capital needs during fiscal 2002, and thereafter for the foreseeable future. However, we cannot ensure that our businesses will generate sufficient cash flows from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all, or that future borrowings will be available under our credit facility in amounts sufficient to pay indebtedness or fund

                                      ----
other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control. We cannot ensure that we will be able to refinance any indebtedness, including our credit facility, on commercially reasonable terms, or at all.

     At September 30, 2001, Scotts was not in compliance with debt covenants pertaining to net worth, leverage and interest coverage. A waiver of non-compliance for these covenant violations was received in October 2001. In December 2001, Scotts amended the credit facility resulting in the elimination or resetting of certain negative and affirmative covenants. See Note 8 and Note 22 of the Notes to Consolidated Financial Statements, which are included in Item 8.

ENVIRONMENTAL MATTERS

     We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial position. However, there can be no assurance that the resolution of these matters will not materially affect future quarterly or annual operating results. Additional information on environmental matters affecting us is provided in "ITEM 1. BUSINESS -- Environmental and Regulatory Considerations," "ITEM 1.
BUSINESS -- Regulatory Actions" and "ITEM 3. LEGAL PROCEEDINGS".

ENTERPRISE RESOURCE PLANNING ("ERP")

     In July 1998, we announced a project designed to bring our information systems resources in line with our current strategic objectives. The project included the redesign of certain key business processes in connection with the installation of new software. SAP was selected as the primary software provider for this project. As of October 1, 2000, all of the North American businesses with the exception of Canada were operating under the new system. The implementation of the Canadian system began during the third quarter of fiscal 2001 and was substantially complete by October 1, 2001. Through September 30, 2001, we spent approximately $55 million on the project, approximately 75% of which has been capitalized and is being amortized over a period of four to eight years. We are currently evaluating when, and to what extent, the new information systems and applications will be implemented at our international locations.

EURO

     A new currency called the "euro" has been introduced in certain Economic and Monetary Union (EMU) countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effects the euro currency will have on the marketplace. We are assessing the impact the EMU formation and euro implementation will have on our internal systems and the sale of our products. Over $1.2 million of the costs associated with this work was incurred during fiscal 2001. Some costs will likely be incurred in the first quarter of fiscal 2002 and beyond as well but are not expected to be material.

MANAGEMENT'S OUTLOOK

     Results for fiscal 2001 were below management's expectations. Weather, the economy, retailer initiatives to reduce their inventory investment and our own product availability issues combined to make fiscal 2001 less profitable than fiscal 2000. We believe we are aggressively addressing ways to improve profitability of our business by the restructuring steps we took in late fiscal 2001 to reduce headcount and rationalize the supply chain, sales and administrative organizations in North America and Europe. This process will continue in fiscal 2002 and beyond. We also will continue to look for opportunities to bring new products into the marketplace and profitably expand our Scotts LawnService(R) business.

                                      ----

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

     We anticipate that we can deliver significant revenue and earnings growth through emphasis on executing our strategic plan. We believe that we can generate annual sales growth of 4% to 6% in our core businesses and annual earnings growth of at least 10%. In addition, we have targeted improving our return on invested capital. We believe that we can achieve our goal of realizing a return on our invested capital commensurate with the average return on invested capital for our consumer products peer group in the next three to four years. We expect to achieve this goal by reducing overhead spending, tightening capital spending controls, implementing return on capital measures into our incentive compensation plans and accelerating operating performance and gross margin improvements utilizing our new ERP capabilities in North America.

FORWARD-LOOKING STATEMENTS

     We have made and will make "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in our 2001 Summary Annual Report, our 2001 Financial Statements and Other Information booklet, in this Form 10-K and in other contexts relating to future growth and profitability targets and strategies designed to increase total shareholder value. Forward-looking statements also include, but are not limited to, information regarding our future economic and financial condition, the plans and objectives of our management and our assumptions regarding our performance and these plans and objectives.

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

     The forward-looking statements that we make in our 2001 Summary Annual Report, in our 2001 Financial Statements and Other Information booklet, in this Form 10-K and in other contexts represent challenging goals for our company, and the achievement of these goals is subject to a variety of risks and assumptions and numerous factors beyond our control. Important factors that could cause actual results to differ materially from the forward-looking statements we make are described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by the following cautionary statements.

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

                                      ----

     - OUR HISTORICAL SEASONALITY COULD IMPAIR OUR ABILITY TO PAY OBLIGATIONS AS THEY COME DUE AND OPERATING EXPENSES.

      Because our products are used primarily in the spring and summer, our business is highly seasonal. For the past two fiscal years, approximately 75% to 77% of our net sales have occurred in the second and third fiscal quarters combined. Our working capital needs and our borrowings peak near the middle of our second fiscal quarter because we are generating fewer revenues while incurring expenditures in preparation for the spring selling season. If cash on hand is insufficient to pay our obligations as they come due, including interest payments on our indebtedness, or our operating expenses, at a time when we are unable to draw on our credit facility, this seasonality could have a material adverse affect on our ability to conduct our business. Adverse weather conditions could heighten this risk.

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

     - PUBLIC PERCEPTIONS THAT THE PRODUCTS WE PRODUCE AND MARKET ARE NOT SAFE COULD ADVERSELY AFFECT US.

      We manufacture and market a number of complex chemical products, such as fertilizers, growing media, herbicides and pesticides, bearing one of our brands. On occasion, customers and some current or former employees have alleged that some products failed to perform up to expectations or have caused damage or injury to individuals or property. Public perception that our products are not safe, whether justified or not, could impair our reputation, damage our brand names and materially adversely affect our business.

                                      ----

     - BECAUSE OF THE CONCENTRATION OF OUR SALES TO A SMALL NUMBER OF RETAIL CUSTOMERS, THE LOSS OF ONE OR MORE OF OUR TOP CUSTOMERS COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS.

      Our top 10 North American retail customers together accounted for approximately 70% of our fiscal year 2001 net sales and 37% of our outstanding accounts receivable as of September 30, 2001. Our top four customers, Home Depot, Wal*Mart, Kmart and Lowe's represented approximately 28%, 15%, 9% and 8%, respectively, of our fiscal year 2001 net sales. These customers hold significant positions in the retail lawn and garden market. The loss of, or reduction in orders from, Home Depot, Wal*Mart, Kmart, Lowe's or any other significant customer could have a material adverse effect on our business and our financial results, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from any of these customers could also have a material adverse affect.

     - IF MONSANTO WERE TO TERMINATE THE MARKETING AGREEMENT FOR CONSUMER ROUNDUP(R) PRODUCTS, WE WOULD LOSE A SUBSTANTIAL SOURCE OF FUTURE EARNINGS.

      If we were to commit a serious default under the marketing agreement with Monsanto for consumer Roundup(R) products, Monsanto may have the right to terminate the agreement. If Monsanto were to terminate the marketing agreement rightfully, we would not be entitled to any termination fee, and we would lose all, or a significant portion, of the significant source of earnings we believe the marketing agreement provides. Monsanto may also be able to terminate the marketing agreement within a given region, including North America, without paying us a termination fee if sales to consumers in that region decline:

        - Over a cumulative three fiscal year period; or

        - By more than 5% for each of two consecutive fiscal years.

     - THE EXPIRATION OF PATENTS RELATING TO ROUNDUP(R) AND THE SCOTTS TURF BUILDER(R) LINE OF PRODUCTS COULD SUBSTANTIALLY INCREASE OUR COMPETITION IN THE UNITED STATES.

      Glyphosate, the active ingredient in Roundup(R), was subject to a patent in the United States that expired in September 2000. We cannot predict the success of Roundup(R) now that glyphosate is no longer patented. Substantial new competition in the United States could adversely affect us. Glyphosate is no longer subject to patent in Europe and is not subject to patent in Canada. While sales of Roundup(R) in such countries have continued to increase despite the lack of patent protection, sales in the United States may decline as a result of increased competition. Any such decline in sales would adversely affect our financial results through the reduction of commissions as calculated under the Roundup(R) marketing agreement. We are aware that Spectrum Brands produced glyphosate one-gallon products for Home Depot and Lowe's to be sold under the Real-Kill(R) and No-Pest(R) brand names, respectively, in fiscal year 2001. We anticipate that Lowe's will introduce a one-quart glyphosate product, and that Ace Hardware Corporation will introduce one-gallon and one-quart glyphosate products, in fiscal year 2002. It is too early to determine whether these product introductions will have a material adverse effect on our sales of Roundup(R).

      Our methylene-urea product composition patent, which covered Scotts Turf Builder(R), Scotts Turf Builder(R) with Plus 2(R) with Weed Control and Scotts Turf Builder(R) with Halts(R) Crabgrass Preventer, expired in July 2001 and could also result in increased competition. Any decline in sales of Turf Builder(R) products after the expiration of the methylene-urea product composition patent could adversely affect our financial results.

     - THE HAGEDORN PARTNERSHIP, L.P., BENEFICIALLY OWNS APPROXIMATELY 40% OF THE OUTSTANDING COMMON SHARES OF SCOTTS ON A FULLY DILUTED BASIS.

      The Hagedorn Partnership, L.P., beneficially owns approximately 40% of the outstanding common shares of Scotts on a fully diluted basis and has sufficient voting power to significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders.

                                      ----

     - COMPLIANCE WITH ENVIRONMENTAL AND OTHER PUBLIC HEALTH REGULATIONS COULD INCREASE OUR COST OF DOING BUSINESS.

      Local, state, federal and foreign laws and regulations relating to environmental matters affect us in several ways. In the United States, all products containing pesticides must be registered with the United States Environmental Protection Agency ("U.S. EPA") and, in many cases, similar state agencies before they can be sold. The inability to obtain or the cancellation of any registration could have an adverse effect on our business. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals. We may not always be able to avoid or minimize these risks.

      The Food Quality Protection Act, enacted by the U.S. Congress in August 1996, establishes a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under this act, the U.S. EPA is evaluating the cumulative risks from dietary and non-dietary exposures to pesticides. The pesticides in our products, certain of which may be used on crops processed into various food products, continue to be evaluated by the U.S. EPA as part of this exposure risk assessment. It is possible that the U.S. EPA or a third party active ingredient registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. For example, in June 2000, DowAgroSciences, an active ingredient registrant, voluntarily agreed to a gradual phase-out of residential uses of chlorpyrifos, an active ingredient used by us in our lawn and garden products. In December 2000, the U.S. EPA reached agreement with various parties, including manufacturers of the active ingredient diazinon, regarding a phased withdrawal of residential uses of products containing diazinon, used also by us in our lawn and garden products. We cannot predict the outcome or the severity of the effect of the U.S. EPA's continuing evaluations of active ingredients used in our products.

      The use of certain pesticide and fertilizer products is regulated by various local, state, federal and foreign environmental and public health agencies. Regulations regarding the use of some pesticide and fertilizer products may include requirements that only certified or professional users apply the product, that the products be used only in specified locations or that certain ingredients not be used. Users may be required to post notices on properties to which products have been or will be applied and may be required to notify individuals in the vicinity that products will be applied in the future. Even if we are able to comply with all such regulations and obtain all necessary registrations, we cannot assure that our products, particularly pesticide products, will not cause injury to the environment or to people under all circumstances. The costs of compliance, remediation or products liability have adversely affected operating results in the past and could materially affect future quarterly or annual operating results.

      The harvesting of peat for our growing media business has come under increasing regulatory and environmental scrutiny. In the United States, state regulations frequently require us to limit our harvesting and to restore the property to an agreed-upon condition. In some locations, we have been required to create water retention ponds to control the sediment content of discharged water. In the United Kingdom, our peat extraction efforts are also the subject of legislation.

      In addition to the regulations already described, local, state, federal and foreign agencies regulate the disposal, handling and storage of waste, air and water discharges from our facilities. In June 1997, the Ohio Environmental Protection Agency ("Ohio EPA") initiated an enforcement action against us with respect to alleged surface water violations and inadequate treatment capabilities at our Marysville facility and seeking corrective action under the Resource Conservation Recovery Act. We have met with the Ohio EPA and the Ohio Attorney General's office to negotiate an amicable resolution of these issues. On December 3, 2001, an agreed judicial Consent Order was submitted to the Union County Common Pleas Court. Although this Consent Order is subject to public comment and both parties may withdraw their consent to entry of the Order, we anticipate the Consent Order will be entered by the court in January 2002.

      During fiscal year 2001, we made approximately $1.3 million in environmental capital expenditures and $2.1 million in other environmental expenses, compared with approximately $1.2 million in

                                      ----
      environmental capital expenditures and $1.8 million in other environmental expenses in fiscal year 2000. Management anticipates that environmental capital expenditures and other environmental expenses for fiscal year 2002 will not differ significantly from those incurred in fiscal year 2001. The adequacy of these anticipated future expenditures is based on our operating in substantial compliance with applicable environmental and public health laws and regulations and several significant assumptions:

      - that we have identified all of the significant sites that must be remediated;
      - that there are no significant conditions of potential contamination that are unknown to us; and
      - that with respect to the agreed judicial Consent Order in Ohio, that potentially contaminated soil can be remediated in place rather than having to be removed and only specific stream segments will require remediation as opposed to the entire stream.

      If there is a significant change in the facts and circumstances surrounding these assumptions or if we are found not to be in substantial compliance with applicable environmental and public health laws and regulations, it could have a material impact on future environmental capital expenditures and other environmental expenses and our results of operations, financial position and cash flows.

     - THE IMPLEMENTATION OF THE EURO CURRENCY IN SOME EUROPEAN COUNTRIES BETWEEN 1999 AND 2002 COULD ADVERSELY AFFECT US.

      In January 1999, the "euro" was introduced in some Economic and Monetary Union countries and by 2002, all Economic and Monetary Union countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effects the euro currency will have on the marketplace. We are still assessing the impact the Economic and Monetary Union formation and euro implementation may have on the sales of our products and conduct of our business. We expect to take appropriate actions based on the results of our assessment. However, there can be no assurance that this issue will not have a material adverse effect on us or our future operating results and financial condition.

     - OUR SIGNIFICANT INTERNATIONAL OPERATIONS MAKE US MORE SUSCEPTIBLE TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES AND TO THE COSTS OF INTERNATIONAL REGULATION.

      We currently operate manufacturing, sales and service facilities outside of North America, particularly in the United Kingdom, Germany and France.

      Our international operations have increased with the acquisitions of Levington, Miracle Garden Care Limited, Ortho and Rhone-Poulenc Jardin and with the marketing agreement for consumer Roundup(R) products. In fiscal year 2001, international sales accounted for approximately 20% of our total sales. Accordingly, we are subject to risks associated with operations in foreign countries, including:

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

INTEREST RATE RISK

     We have various debt instruments outstanding at September 30, 2001 that are impacted by changes in interest rates. As a means of managing our interest rate risk on these debt instruments, we have

                                      ----
entered into the following interest rate swap agreements to effectively convert certain variable rate debt obligations to fixed rates:

     - A 20 million British Pounds Sterling notional amount swap to convert variable rate debt obligations denominated in British Pounds Sterling to a fixed rate. The exchange rate used to convert British Pounds Sterling to U.S. dollars at September 30, 2001 was $1.47: 1 GBP.

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

     The following table summarizes information about our derivative financial instruments and debt instruments that are sensitive to changes in interest rates as of September 30, 2001. For debt instruments, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents expected cash flows based on notional amounts and weighted-average interest rates by contractual maturity dates. Weighted-average variable rates are based on implied forward rates in the yield curve at September 30, 2001. The information is presented in U.S. dollars (in millions):

                                              Expected Maturity Date
                                         ---------------------------------                             Fair
                                         2002     2003     2004      2005     Thereafter    Total     Value
------------------------------------------------------------------------------------------------------------
Long-term debt:
Fixed rate debt                                                                 $330.0      $330.0    $320.5
  Average rate                                                                   8.625%      8.625%
Variable rate debt                       $31.3    $34.2    $34.2    $138.1      $255.5      $493.3    $493.3
  Average rate                            6.30%    6.30%    6.30%     6.40%       6.10%       6.23%
Interest rate derivatives:
Interest rate swap on GBP LIBOR          $(0.5)                                             $ (0.5)   $ (0.5)
  Average rate                            7.62%                                               7.62%
Interest rate swaps on USD LIBOR         $(1.6)   $(0.6)   $(0.1)                           $ (2.3)   $ (2.2)
  Average rate                            5.13%    5.15%    5.18%                             5.14%

OTHER MARKET RISKS

     Our market risk associated with foreign currency rates is not considered to be material. Through fiscal 2001, we had only minor amounts of transactions that were denominated in currencies other than the currency of the country of origin. We are subject to market risk from fluctuating market prices of certain raw materials, including urea and other chemicals and paper and plastic products. Our objectives surrounding the procurement of these materials are to ensure continuous supply and to minimize costs. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. We do not enter into forward contracts or other market instruments as a means of achieving our objectives or minimizing our risk exposures on these materials.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and other information required by this Item are contained in the financial statements, footnotes thereto and schedules listed in the "Index to Consolidated Financial Statements and Financial Statement Schedules" on page 40 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                      ----

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In accordance with General Instruction G(3), the information contained under the captions "BENEFICIAL OWNERSHIP OF SECURITIES OF THE COMPANY -- Section 16(a) Beneficial Ownership Reporting Compliance" and "PROPOSAL NO. 1 -- ELECTION OF DIRECTORS" in the Registrant's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be held on January 25, 2002 filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 (the "Proxy Statement"), is incorporated herein by reference. The information regarding executive officers of the Registrant required by Item 401 of Regulation S-K is included in Part I hereof under the caption "SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF REGISTRANT."

ITEM 11. EXECUTIVE COMPENSATION

     In accordance with General Instruction G(3), the information contained under the captions "EXECUTIVE COMPENSATION" and "PROPOSAL NO. 1 -- ELECTION OF DIRECTORS -- Compensation of Directors" in the Registrant's Proxy Statement, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     In accordance with General Instruction G(3), the information contained under the caption "BENEFICIAL OWNERSHIP OF SECURITIES OF THE COMPANY" in the Registrant's Proxy Statement, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In accordance with General Instruction G(3), the information contained under the captions "BENEFICIAL OWNERSHIP OF SECURITIES OF THE COMPANY" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Registrant's Proxy Statement, is incorporated herein by reference.

                                      ----

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

     1 and 2. Financial Statements and Financial Statement Schedules:

          The response to this portion of Item 14 is submitted as a separate section of this Annual Report on Form 10-K. Reference is made to the "Index to Consolidated Financial Statements and Financial Statement Schedules" on page 40 herein.

     3. Exhibits:

          Exhibits filed with this Annual Report on Form 10-K are attached hereto or incorporated herein by reference. For a list of such exhibits, see "Index to Exhibits" beginning at page 86. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

                                      ----

                 EXECUTIVE COMPENSATORY PLANS AND ARRANGEMENTS

Exhibit
  No.                         Description                                       Location
-------------------------------------------------------------------------------------------------------
10(a)(1) The O.M. Scott & Sons Company Excess Benefit Plan,       Incorporated herein by reference to
         effective October 1, 1993                                the Annual Report on Form 10-K for
                                                                  the fiscal year ended September 30,
                                                                  1993, of The Scotts Company, a
                                                                  Delaware corporation (File No.
                                                                  0-19768) [Exhibit 10(h)]
10(a)(2) First Amendment to The O.M. Scott & Sons Company         *
         Excess Benefit Plan, effective as of January 1, 1998
10(a)(3) Second Amendment to The O.M. Scott & Sons Company        *
         Excess Benefit Plan, effective as of January 1, 1999
10(b)    The Scotts Company 1992 Long Term Incentive Plan (as     Incorporated herein by reference to
         amended through May 15, 2000)                            the Registrant's Quarterly Report on
                                                                  Form 10-Q for the fiscal quarter
                                                                  ended April 1, 2000 (File No.
                                                                  1-13292) [Exhibit 10(b)]
10(c)    The Scotts Company Executive Annual Incentive Plan       *
10(d)    The Scotts Company 1996 Stock Option Plan (as amended    Incorporated herein by reference to
         through May 15, 2000)                                    the Registrant's Quarterly Report on
                                                                  Form 10-Q for the fiscal quarter
                                                                  ended April 1, 2000 (File No.
                                                                  1-13292) [Exhibit 10(d)]
10(e)    Specimen form of Stock Option Agreement (as amended      *
         through October 23, 2001) for Non-Qualified Stock
         Options granted to employees under The Scotts Company
         1996 Stock Option Plan, U.S. specimen
10(f)    Specimen form of Stock Option Agreement (as amended      *
         through October 23, 2001) for Non-Qualified Stock
         Options granted to employees under The Scotts Company
         1996 Stock Option Plan, French specimen
10(g)(1) The Scotts Company Executive Retirement Plan             Incorporated herein by reference to
                                                                  the Registrant's Annual Report on
                                                                  Form 10-K for the fiscal year ended
                                                                  September 30, 1998 (File No. 1-11593)
                                                                  [Exhibit 10(j)]
10(g)(2) First Amendment to The Scotts Company Executive          *
         Retirement Plan, effective as of January 1, 1999
10(g)(3) Second Amendment to The Scotts Company Executive         *
         Retirement Plan, effective as of January 1, 2000
10(h)    Employment Agreement, dated as of August 7, 1998,        Incorporated herein by reference to
         between the Registrant and Charles M. Berger, and        the Registrant's Annual Report on
         three attached Stock Option Agreements with the          Form 10-K for the fiscal year ended
         following effective dates: September 23, 1998, October   September 30, 1998 (File No. 1-11593)
         21, 1998 and September 24, 1999                          [Exhibit 10(n)]

                                      ----

Exhibit
  No.                         Description                                       Location
-------------------------------------------------------------------------------------------------------
10(i)    Stock Option Agreement, dated as of August 7, 1996,      Incorporated herein by reference to
         between the Registrant and Charles M. Berger             the Registrant's Annual Report on
                                                                  Form 10-K for the fiscal year ended
                                                                  September 30, 1996 (File No. 1-11593)
                                                                  [Exhibit 10(m)]
10(j)    Letter agreement, dated March 21, 2001, pertaining to    Incorporated herein by reference to
         amendment of Employment Agreement, dated as of August    the Registrant's Quarterly Report on
         7, 1998, between the Registrant and Charles M. Berger;   Form 10-Q for the fiscal quarter
         and employment of Mr. Berger through January 16, 2003    ended March 31, 2001 (File No.
                                                                  1-13292) [Exhibit 10(w)]
10(k)    Letter agreement, dated September 25, 2001, replacing    *
         and superceding the letter agreement, dated March 21,
         2001, pertaining to amendment of Employment Agreement,
         dated as of August 7, 1998, between the Registrant and
         Charles M. Berger
10(l)    Employment Agreement, dated as of May 19, 1995,          Incorporated herein by reference to
         between the Registrant and James Hagedorn                the Registrant's Annual Report on
                                                                  Form 10-K for the fiscal year ended
                                                                  September 30, 1995 (File No. 1-11593)
                                                                  [Exhibit 10(p)]
10(m)    Letter agreement, dated April 10, 1997, between the      Incorporated herein by reference to
         Registrant and G. Robert Lucas                           the Registrant's Annual Report on
                                                                  Form 10-K for the fiscal year ended
                                                                  September 30, 1997 (File No. 1-11593)
                                                                  [Exhibit 10(r)]
10(n)    Letter agreement, dated June 11, 2001, between the       Incorporated herein by reference to
         Registrant and G. Robert Lucas, regarding Mr. Lucas'     the Registrant's Quarterly Report on
         retirement from employment by the Registrant             Form 10-Q for the fiscal quarter
                                                                  ended June 30, 2001 (File No.
                                                                  1-13292) [Exhibit 10(x)]
10(o)    Letter agreement, dated March 16, 1999, between the      Incorporated herein by reference to
         Registrant and Hadia Lefavre                             the Registrant's Annual Report on
                                                                  Form 10-K for the fiscal year ended
                                                                  September 30, 1999 (File No. 1-11593)
                                                                  [Exhibit 10(p)]
10(p)    Letter agreement, dated October 14, 2001, between the    *
         Registrant and Hadia Lefavre, pertaining to terms of
         employment of Ms. Lefavre through September 30, 2002,
         and superseding certain provisions of letter
         agreement, dated March 16, 1999, between the
         Registrant and Ms. Lefavre
10(q)    Letter agreement, dated June 8, 2000, between the        Incorporated herein by reference to
         Registrant and Patrick J. Norton                         the Registrant's Annual Report on
                                                                  Form 10-K for the fiscal year ended
                                                                  September 30, 2000 (File No. 1-13292)
                                                                  [Exhibit 10(q)]
10(r)    Employment Agreement, dated August 1, 1995, between      Incorporated herein by reference to
         Scotts Europe B.V. (now Scotts International B.V.) and   the Registrant's Annual Report on
         Laurens J.M. de Kort                                     Form 10-K for the fiscal year ended
                                                                  September 30, 1999 (File No. 1-11593)
                                                                  [Exhibit 10(s)]

                                      ----

Exhibit
  No.                         Description                                       Location
-------------------------------------------------------------------------------------------------------
10(s)    Settlement Agreement, dated November 27, 2001, between   *
         the Registrant and Laurens J.M. de Kort
10(t)    Letter agreement, dated July 16, 2001, between the       Incorporated herein by reference to
         Registrant and James Rogula, regarding Mr. Rogula's      the Registrant's Quarterly Report on
         retirement from employment by the Registrant             Form 10-Q for the fiscal quarter
                                                                  ended June 30, 2001 (File No.
                                                                  1-13292) [Exhibit 10(y)]
10(u)    Written description of employment agreement between      *
         the Registrant and Michael P. Kelty, Ph.D.

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

                                                THE SCOTTS COMPANY
Dated: December 14, 2001                        By: /s/ JAMES HAGEDORN
                                                   --------------------------------------------
                                                   James Hagedorn, President
                                                   and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                                                      Title                        Date
----------                                                      -----                        ----

/s/ CHARLES M. BERGER                             Chairman of the Board                December 14, 2001
------------------------------------------------
Charles M. Berger

/s/ ARNOLD W. DONALD                              Director                             December 14, 2001
------------------------------------------------
Arnold W. Donald

/s/ JOSEPH P. FLANNERY                            Director                             December 14, 2001
------------------------------------------------
Joseph P. Flannery

/s/ JAMES HAGEDORN                                President/Chief Executive Officer/   December 14, 2001
------------------------------------------------  Director (Principal Executive
James Hagedorn                                    Officer)

/s/ ALBERT E. HARRIS                              Director                             December 14, 2001
------------------------------------------------
Albert E. Harris

/s/ JOHN KENLON                                   Director                             December 14, 2001
------------------------------------------------
John Kenlon

/s/ KATHERINE HAGEDORN LITTLEFIELD                Director                             December 14, 2001
------------------------------------------------
Katherine Hagedorn Littlefield

/s/ KAREN G. MILLS                                Director                             December 14, 2001
------------------------------------------------
Karen G. Mills

/s/ CHRISTOPHER L. NAGEL                          Senior Vice President -- Finance     December 14, 2001
------------------------------------------------  (Principal Accounting Officer)
Christopher L. Nagel

/s/ PATRICK J. NORTON                             Executive Vice President/Chief       December 14, 2001
------------------------------------------------  Financial Officer/Director
Patrick J. Norton

/s/ JOHN M. SULLIVAN                              Director                             December 14, 2001
------------------------------------------------
John M. Sullivan

/s/ L. JACK VAN FOSSEN                            Director                             December 14, 2001
------------------------------------------------
L. Jack Van Fossen

/s/ JOHN WALKER, PH.D.                            Director                             December 14, 2001
------------------------------------------------
John Walker, Ph.D.

                                      ----

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                              Page
                                                              ----
Consolidated Financial Statements of The Scotts Company and
  Subsidiaries:
  Report of Management......................................   41
  Report of Independent Accountants.........................   42
  Consolidated Statements of Operations for the fiscal years
     ended September 30, 2001, 2000 and 1999................   43
  Consolidated Statements of Cash Flows for the fiscal years
     ended September 30, 2001, 2000 and 1999................   44
  Consolidated Balance Sheets at September 30, 2001 and
     2000...................................................   45
  Consolidated Statements of Changes in Shareholders' Equity
     and Comprehensive Income for the fiscal years ended
     September 30, 2001, 2000 and 1999......................   46
Notes to Consolidated Financial Statements..................   48
Schedules Supporting the Consolidated Financial Statements:
  Report of Independent Accountants on Financial Statement
     Schedules..............................................   84
  Valuation and Qualifying Accounts for the fiscal years
     ended September 30, 2001, 2000 and 1999................   85

     Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                                      ----

                              REPORT OF MANAGEMENT

     Management of The Scotts Company is responsible for the preparation, integrity and objectivity of the financial information presented in this Form 10-K. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, accordingly, include some amounts that are based on management's best judgments and estimates.

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

                                      ----

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of The Scotts Company:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of The Scotts Company at September 30, 2001, and September 30, 2000, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Columbus, Ohio

October 29, 2001, except for Note 22, as to which the date is December 12, 2001

                                      ----

                               THE SCOTTS COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                       2001                  2000                  1999
----------------------------------------------------------------------------------------------------------
Net sales                                            $1,747.7              $1,709.0              $ 1,602.5
Cost of sales                                         1,089.0               1,050.5                  987.3
Restructuring and other charges                           7.3
                                                     --------              --------              ---------
Gross profit                                            651.4                 658.5                  615.2
Gross commission earned from marketing
  agreement                                              39.1                  39.2                   30.3
Contribution expenses under marketing
  agreement                                              18.3                   9.9                    1.6
                                                     --------              --------              ---------
Net commission earned from marketing
  agreement                                              20.8                  29.3                   28.7
Operating expenses:
  Advertising and promotion                             151.0                 153.8                  143.2
  Selling, general and administrative                   317.2                 302.7                  281.2
  Restructuring and other charges                        68.4                                          1.4
  Amortization of goodwill and other
     intangibles                                         27.7                  27.1                   25.6
  Other income, net                                      (8.5)                 (6.0)                  (3.6)
                                                     --------              --------              ---------
Income from operations                                  116.4                 210.2                  196.1
Interest expense                                         87.7                  93.9                   79.1
                                                     --------              --------              ---------
Income before income taxes                               28.7                 116.3                  117.0
Income taxes                                             13.2                  43.2                   47.9
                                                     --------              --------              ---------
Income before extraordinary item                         15.5                  73.1                   69.1
Extraordinary loss on early
  extinguishment of debt, net of income
  tax benefit                                                                                          5.9
                                                     --------              --------              ---------
Net income                                               15.5                  73.1                   63.2
Dividends on Class A Convertible
  Preferred Stock                                                               6.4                    9.7
                                                     --------              --------              ---------
Income applicable to common
  shareholders                                       $   15.5              $   66.7              $    53.5
                                                     ========              ========              =========
Basic earnings per share:
Before extraordinary loss                            $   0.55              $   2.39              $    3.25
Extraordinary loss, net of tax                                                                       (0.32)
                                                     --------              --------              ---------
                                                     $   0.55              $   2.39              $    2.93
                                                     ========              ========              =========
Diluted earnings per share:
Before extraordinary loss                            $   0.51              $   2.25              $    2.27
Extraordinary loss, net of tax                                                                       (0.19)
                                                     --------              --------              ---------
                                                     $   0.51              $   2.25              $    2.08
                                                     ========              ========              =========
Common shares used in basic earnings
  per share calculation                                  28.4                  27.9                   18.3
Common shares and potential common
  shares used in diluted earnings per
  share calculation                                      30.4                  29.6                   30.5

See Notes to Consolidated Financial Statements.

                                      ----

                               THE SCOTTS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
                                 (IN MILLIONS)

                                                                2001              2000              1999
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                   $ 15.5            $ 73.1            $  63.2
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                 32.6              29.0               29.0
    Amortization                                                 31.0              32.0               27.2
    Deferred taxes                                              (19.9)              7.5                0.5
    Extraordinary loss                                                                                 5.9
    Restructuring and other charges                              27.7
    Loss on sale of property                                                        4.4                1.8
    Gain on sale of business                                                       (4.6)
    Changes in assets and liabilities, net of
       acquired businesses:
       Accounts receivable                                      (14.2)              6.4               23.7
       Inventories                                              (68.5)              5.8              (21.6)
       Prepaid and other current assets                          31.4              (9.2)             (25.2)
       Accounts payable                                          (2.8)             19.4               10.7
       Accrued taxes and liabilities                            (22.7)             22.5              (10.7)
       Restructuring reserves                                    37.3
       Other assets                                               6.1              (4.7)             (35.9)
       Other liabilities                                          7.6              (6.4)               2.2
    Other, net                                                    4.6              (3.7)               7.4
                                                               ------            ------            -------
       Net cash provided by operating activities                 65.7             171.5               78.2
                                                               ------            ------            -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property, plant and equipment                   (63.4)            (72.5)             (66.7)
  Proceeds from sale of equipment                                                   1.8                1.5
  Investments in acquired businesses, net of cash
    acquired                                                    (26.5)            (18.3)            (506.2)
  Payments on sellers notes                                     (11.1)             (1.0)
  Other, net                                                                        0.5               (0.2)
                                                               ------            ------            -------
       Net cash used in investing activities                   (101.0)            (89.5)            (571.6)
                                                               ------            ------            -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments) under revolving and
    bank lines of credit                                         61.7             (26.0)              65.3
  Gross borrowings under term loans                             260.0                                525.0
  Gross repayments under term loans                            (315.7)            (23.7)              (3.0)
  Repayment of outstanding balance on previous
    credit facility                                                                                 (241.0)
  Issuance of 8 5/8% Senior Subordinated Notes                                                       330.0
  Extinguishment of 9 7/8% Senior Subordinated
    Notes                                                                                           (107.1)
  Settlement of interest rate locks                                                                  (12.9)
  Financing and issuance fees                                    (1.6)             (1.0)             (24.1)
  Dividends on Class A Convertible Preferred Stock                                 (6.4)             (12.1)
  Repurchase of treasury shares                                                   (23.9)             (10.0)
  Cash received from exercise of stock options                   17.0               2.8                3.8
                                                               ------            ------            -------
       Net cash provided by (used in) financing
         activities                                              21.4             (78.2)             513.9
Effect of exchange rate changes on cash                          (0.4)             (1.1)              (0.8)
                                                               ------            ------            -------
Net (decrease) increase in cash                                 (14.3)              2.7               19.7
Cash and cash equivalents, beginning of period                   33.0              30.3               10.6
                                                               ------            ------            -------
Cash and cash equivalents, end of period                       $ 18.7            $ 33.0            $  30.3
                                                               ======            ======            =======

See Notes to Consolidated Financial Statements.

                                      ----

                               THE SCOTTS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2001 AND 2000
                      (IN MILLIONS EXCEPT PER SHARE DATA)

                                                                         2001                   2000
------------------------------------------------------------------------------------------------------
                                                ASSETS
Current assets:
  Cash and cash equivalents                                            $    18.7              $   33.0
  Accounts receivable, less allowance for uncollectible
     accounts of $23.9 in 2001 and $11.7 in 2000                           220.8                 216.0
  Inventories, net                                                         368.4                 307.5
  Current deferred tax asset                                                52.2                  25.1
  Prepaid and other assets                                                  34.1                  62.3
                                                                       ---------              --------
       Total current assets                                                694.2                 643.9
Property, plant and equipment, net                                         310.7                 290.5
Intangible assets, net                                                     771.1                 743.1
Other assets                                                                67.0                  83.9
                                                                       ---------              --------
       Total assets                                                    $ 1,843.0              $1,761.4
                                                                       =========              ========
                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                                      $    71.3              $   49.4
  Accounts payable                                                         150.9                 153.0
  Accrued liabilities                                                      208.0                 174.3
  Accrued taxes                                                             14.9                  33.1
                                                                       ---------              --------
       Total current liabilities                                           445.1                 409.8
Long-term debt                                                             816.5                 813.4
Other liabilities                                                           75.2                  60.3
                                                                       ---------              --------
       Total liabilities                                                 1,336.8               1,283.5
                                                                       ---------              --------
Commitments and contingencies
Shareholders' equity:
  Preferred shares, no par value, none issued
  Common shares, no par value per share, $.01 stated
     value per share, 31.3 shares issued in 2001 and 2000                    0.3                   0.3
  Capital in excess of stated value                                        398.3                 389.3
  Retained earnings                                                        212.3                 196.8
  Treasury stock at cost, 2.6 shares in 2001, 3.4 shares
     in 2000                                                               (70.0)                (83.5)
  Accumulated other comprehensive income                                   (34.7)                (25.0)
                                                                       ---------              --------
  Total shareholders' equity                                               506.2                 477.9
                                                                       ---------              --------
       Total liabilities and shareholders' equity                      $ 1,843.0              $1,761.4
                                                                       =========              ========

See Notes to Consolidated Financial Statements.

                                      ----

                               THE SCOTTS COMPANY
  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE
                                     INCOME
          FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
                                 (IN MILLIONS)

                             Preferred Shares    Common Shares     Capital in               Treasury Stock
                             ----------------   ---------------    Excess of     Retained   ---------------
                             Shares   Amount    Shares   Amount   Stated Value   Earnings   Shares   Amount
-----------------------------------------------------------------------------------------------------------
Balance, September 30, 1998    0.2    $ 177.3    21.1     $0.2       $208.9       $ 76.6     (2.8)   $(55.9)
Net income                                                                          63.2
Foreign currency
translation
Minimum pension liability
  Comprehensive income
Issuance of common shares
  held in treasury                                                      1.6                   0.2       4.0
Purchase of common shares                                                                    (0.3)    (10.0)
Dividends on Class A
  Convertible Preferred
  Stock                                                                             (9.7)
Conversion of Class A
  Convertible Preferred
  Stock                       (0.2)      (3.4)    0.2                   3.4
                              ----    -------    ----     ----       ------       ------     ----    ------
Balance, September 30, 1999    0.0      173.9    21.3      0.2        213.9        130.1     (2.9)    (61.9)
Net income                                                                          73.1
Foreign currency
translation
Minimum pension liability
  Comprehensive income
Issuance of common shares
  held in treasury                                         0.1          1.5                   0.1       2.3
Purchase of common shares                                                                    (0.6)    (23.9)
Dividends on Class A
  Convertible Preferred
  Stock                                                                             (6.4)
Conversion of Class A
  Convertible Preferred
  Stock                                (173.9)   10.0                 173.9
                              ----    -------    ----     ----       ------       ------     ----    ------
Balance, September 30, 2000    0.0        0.0    31.3      0.3        389.3        196.8     (3.4)    (83.5)
Net income                                                                          15.5
Foreign currency
translation
Unrecognized loss on
  derivatives
Minimum pension liability
  Comprehensive income
Issuance of common shares
  held in treasury                                                      9.0                   0.8      13.5
                              ----    -------    ----     ----       ------       ------     ----    ------
Balance, September 30, 2001    0.0    $   0.0    31.3     $0.3       $398.3       $212.3     (2.6)   $(70.0)
                              ====    =======    ====     ====       ======       ======     ====    ======

                                      ----

                               THE SCOTTS COMPANY
  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE
                               INCOME (CONTINUED)
          FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
                                 (IN MILLIONS)

                                                           Accumulated Other
                                                         Comprehensive Income
                                              -------------------------------------------
                                                            Minimum Pension     Foreign
                                                               Liability       Currency
                                              Derivatives     Adjustment      Translation   Total
--------------------------------------------------------------------------------------------------
Balance, September 30, 1998                      $              $ (0.2)         $ (3.0)     $403.9
                                                 -----          ------          ------      ------
Net income                                                                                    63.2
Foreign currency translation                                                      (5.7)       (5.7)
Minimum pension liability                                         (4.0)(a)                    (4.0)
                                                 -----          ------          ------      ------
  Comprehensive income                                            (4.0)           (5.7)       53.5
Issuance of common shares held in treasury                                                     5.6
Purchase of common shares                                                                    (10.0)
Dividends on Class A Convertible Preferred
  Stock                                                                                       (9.7)
Conversion of Class A Convertible Preferred
  Stock
                                                 -----          ------          ------      ------
Balance, September 30, 1999                                     $ (4.2)         $ (8.7)     $443.3
                                                 -----          ------          ------      ------
Net income                                                                                    73.1
Foreign currency translation                                                     (11.2)      (11.2)
Minimum pension liability                                         (0.9)(a)                    (0.9)
                                                 -----          ------          ------      ------
  Comprehensive income                                            (0.9)          (11.2)       61.0
Issuance of common shares held in treasury                                                     3.9
Purchase of common shares                                                                    (23.9)
Dividends on Class A Convertible Preferred
  Stock                                                                                       (6.4)
Conversion of Class A Convertible Preferred
  Stock
                                                 -----          ------          ------      ------
Balance September 30, 2000                                      $ (5.1)         $(19.9)     $477.9
                                                 -----          ------          ------      ------
Net income                                                                                    15.5
Foreign currency translation
Unrecognized loss on derivatives                  (1.5)(b)                                    (1.5)
Minimum pension liability                                         (8.2)(a)                    (8.2)
                                                 -----          ------          ------      ------
  Comprehensive income                                                                         5.8
Issuance of common shares held in treasury                                                    22.5
                                                 -----          ------          ------      ------
Balance September 30, 2001                       $(1.5)         $(13.3)         $(19.9)     $506.2
                                                 =====          ======          ======      ======

---------------
(a) Net of tax benefits of $5.5, $0.5, and $2.7 for fiscal 2001, 2000 and 1999, respectively.

(b) Net of tax benefits of $1.1 for fiscal 2001.

See Notes to Consolidated Financial Statements.

                                      ----

                               THE SCOTTS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     The Scotts Company and its subsidiaries (collectively "Scotts" or the "Company") are engaged in the manufacture and sale of lawn care and garden products. The Company's major customers include mass merchandisers, home improvement centers, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, lawn and landscape service companies, commercial nurseries and greenhouses, and specialty crop growers. The Company's products are sold in the United States, Canada, the European Union, the Caribbean, Southeast Asia, the Middle East, Africa, Australia, New Zealand, Japan and Latin America.

ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of The Scotts Company and its subsidiaries. All material intercompany transactions have been eliminated.

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

ADVERTISING AND PROMOTION

     The Company advertises its branded products through national and regional media, and through cooperative advertising programs with retailers. Retailers are also offered pre-season stocking and in-store promotional allowances. Certain products are also promoted with direct consumer rebate programs. Advertising and promotion costs (including allowances and rebates) incurred during the year are expensed ratably to interim periods in relation to revenues. All advertising and promotion costs, except for production costs, are expensed within the fiscal year in which such costs are incurred. Production costs for advertising programs are deferred until the period in which the advertising is first aired. Amounts paid to or credited to customers for promotional activities are classified as a reduction of net sales.

RESEARCH AND DEVELOPMENT

     All costs associated with research and development are charged to expense as incurred. Expense for fiscal 2001, 2000, and 1999 was $24.7 million, $24.1 million, and $21.7 million, respectively.

EARNINGS PER COMMON SHARE

     Basic earnings per common share is based on the weighted-average number of common shares outstanding each period. Diluted earnings per common share is based on the weighted-average number of common shares and dilutive potential common shares (stock options, convertible preferred stock and warrants) outstanding each period.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVENTORIES

     Inventories are stated at the lower of cost or market, principally determined by the FIFO method; however, certain growing media inventories are accounted for by the LIFO method. At September 30, 2001 and 2000, approximately 9% and 13% of inventories, respectively, are valued at the lower of LIFO cost or market. Inventories include the cost of raw materials, labor and manufacturing overhead. The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value. Reserves for excess and obsolete inventories were $22.3 million and $20.1 million at September 30, 2001 and 2000, respectively.

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

Land improvements                                               10 - 25 years
Buildings                                                       10 - 40 years
Machinery and equipment                                          3 - 15 years
Furniture and fixtures                                           6 - 10 years
Software                                                          3 - 8 years

     Interest is capitalized on all significant capital projects. The Company capitalized $3.1 million and $2.4 million of interest costs during fiscal 2001 and 2000, respectively.

     Goodwill arising from business acquisitions is amortized over its useful life, which is generally 20 to 40 years, on a straight-line basis. Intangible assets include patents, trademarks and other intangible assets which are valued at acquisition through independent appraisals. Patents, trademarks and other intangible assets are being amortized on a straight-line basis over periods varying from 7 to 40 years. Accumulated amortization at September 30, 2001 and 2000 was $150.2 million and $120.6 million, respectively.

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

INTERNAL USE SOFTWARE

     The Company accounts for the costs of internal use software in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, costs other than reengineering costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage, or the post-implementation/ operation stage. As of September 30, 2001 and 2000, the Company had $36.7 million and $37.3 million, respectively, in unamortized capitalized internal use computer software costs. Amortization of these costs was $4.3 million during fiscal 2001 and $0.9 million during fiscal 2000.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DERIVATIVE INSTRUMENTS

     In the normal course of business, the Company is exposed to fluctuations in interest rates and the value of foreign currencies. The Company has established policies and procedures that govern the management of these exposures through the use of a variety of financial instruments. The Company employs various financial instruments, including forward exchange contracts and swap agreements, to manage certain of the exposures when practical. By policy, the Company does not enter into such contracts for the purpose of speculation or use leveraged financial instruments. The Company's derivatives activities are managed by the chief financial officer and other senior management of the Company in consultation with the Finance Committee of the Board of Directors. These activities include establishing the Company's risk-management philosophy and objectives, providing guidelines for derivative-instrument usage and establishing procedures for control and valuation, counterparty credit approval and the monitoring and reporting of derivative activity. The Company's objective in managing its exposure to fluctuations in interest rates and foreign currency exchange rates is to decrease the volatility of earnings and cash flows associated with changes in the applicable rates and prices. To achieve this objective, the Company primarily enters into forward exchange contracts and swap agreements whose values change in the opposite direction of the anticipated cash flows. Derivative instruments related to forecasted transactions are considered to hedge future cash flows, and the effective portion of any gains or losses is included in other comprehensive income until earnings are affected by the variability of cash flows. Any remaining gain or loss is recognized currently in earnings. The cash flows of the derivative instruments are expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the hedged risk. If it becomes probable that a forecasted transaction will no longer occur, the derivative will continue to be carried on the balance sheet at fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings.

     To manage certain of its cash flow exposures, the Company has entered into forward exchange contracts and interest rate swap agreements. The forward exchange contracts are designated as hedges of the Company's foreign currency exposure associated with future cash flows. Amounts payable or receivable under forward exchange contracts are recorded as adjustments to selling, general and administrative expense. The interest rate swap agreements are designated as hedges of the Company's interest rate risk associated with certain variable rate debt. Amounts payable or receivable under the swap agreements are recorded as adjustments to interest expense. Unrealized gains or losses resulting from valuing these swaps at fair value are recorded in other comprehensive income.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company adopted Statement of Financial Accounting Standards No. 133 as of October 2000. Since adoption, there have been no gains or losses recognized in earnings for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' financial statements to conform to fiscal 2001 classifications.

NOTE 2. DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS

                                                                  2001                 2000
---------------------------------------------------------------------------------------------
                                                                        (in millions)
INVENTORIES, NET:
  Finished goods                                                 $ 295.8              $ 232.9
  Raw materials                                                     72.6                 74.6
                                                                 -------              -------
                                                                 $ 368.4              $ 307.5
                                                                 =======              =======

                                                                  2001                 2000
---------------------------------------------------------------------------------------------
                                                                        (in millions)
PROPERTY, PLANT AND EQUIPMENT, NET:
  Land and improvements                                          $  38.9              $  38.5
  Buildings                                                        119.5                109.0
  Machinery and equipment                                          203.4                201.4
  Furniture and fixtures                                            31.9                 30.0
  Software                                                          42.0                 39.5
  Construction in progress                                          79.6                 54.4
  Less: accumulated depreciation                                  (204.6)              (182.3)
                                                                 -------              -------
  Total                                                          $ 310.7              $ 290.5
                                                                 =======              =======

                                                                  2001                 2000
---------------------------------------------------------------------------------------------
                                                                        (in millions)
INTANGIBLE ASSETS, NET:
  Goodwill                                                       $ 352.3              $ 330.1
  Trademarks                                                       385.7                358.0
  Other                                                            183.3                175.6
  Less: accumulated amortization                                  (150.2)              (120.6)
                                                                 -------              -------
  Total                                                          $ 771.1              $ 743.1
                                                                 =======              =======

                                                                  2001                 2000
---------------------------------------------------------------------------------------------
                                                                        (in millions)
ACCRUED LIABILITIES:
  Payroll and other compensation accruals                        $  35.2              $  40.5
  Advertising and promotional accruals                              63.5                 62.3
  Restructuring accruals                                            30.1                  0.0
  Other                                                             79.2                 71.5
                                                                 -------              -------
  Total                                                          $ 208.0              $ 174.3
                                                                 =======              =======

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  2001                 2000
---------------------------------------------------------------------------------------------
                                                                        (in millions)
OTHER NON-CURRENT LIABILITIES:
  Accrued pension and postretirement liabilities                 $  62.0              $  49.8
  Legal and environmental reserves                                   7.0                 10.5
  Restructuring accruals                                             4.2                  0.0
  Other                                                              2.0                  0.0
                                                                 -------              -------
  Total                                                          $  75.2              $  60.3
                                                                 =======              =======

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

     The agreement also requires the Company to make fixed annual payments to Monsanto as a contribution against the overall expenses of the Roundup(R) business. The annual fixed payment is defined as $20 million. However, portions of the annual payments for the first three years of the agreement are deferred. No payment was required for the first year (fiscal 1999), a payment of $5 million was required for the second year and a payment of $15 million was required for the third year so that a total of $40 million of the contribution payments were deferred. Beginning in the fifth year of the agreement, the annual payments to Monsanto increase to at least $25 million, which include per annum interest charges at 8%. The annual payments may be increased above $25 million if certain significant earnings targets are exceeded. If all of the deferred contribution amounts are paid prior to 2018, the annual contribution payments revert to $20 million. Regardless of whether the deferred contribution amounts are paid, all contribution payments cease entirely in 2018.

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

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

participated in the preparation or review of the Company's financial statements or any SEC filings. The terms of such opinion specifically limit the parties who are entitled to rely on it.

     The Company's conclusion is not free from challenge and, in fact, would likely be challenged if the Company were to terminate the agreement. If it were determined that, upon termination, the Company must pay any remaining deferred contribution amounts and related per annum charges, the resulting charge to earnings could have a material impact on the Company's results of operations and financial position. At September 30, 2001, contribution payments and related per annum charges of approximately $46.4 million had been deferred under the agreement. This amount is considered a contingent obligation and has not been reflected in the financial statements as of and for the year then ended.

     Monsanto has disclosed that it is accruing the $20 million fixed contribution fee per year beginning in the fourth quarter of Monsanto's fiscal year 1998, plus interest on the deferred portion.

     The agreement has a term of seven years for all countries within the European Union (at the option of both parties, the agreement can be renewed for up to 20 years for the European Union countries). For countries outside of the European Union, the agreement continues indefinitely unless terminated by either party. The agreement provides Monsanto with the right to terminate the agreement for an event of default (as defined in the agreement) by the Company or a change in control of Monsanto or the sale of the Roundup(R)business. The agreement provides the Company with the right to terminate the agreement in certain circumstances including an event of default by Monsanto or the sale of the Roundup(R) business. Unless Monsanto terminates the agreement for an event of default by the Company, Monsanto is required to pay a termination fee to the Company that varies by program year. The termination fee is $150 million for each of the first five program years, gradually declines to $100 million by year ten of the program and then declines to a minimum of $16 million if the program continues for years 11 through 20.

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

NOTE 4. RESTRUCTURING AND OTHER CHARGES

2001 CHARGES

     During the third and fourth quarters of fiscal 2001, the Company recorded $75.7 million of restructuring and other charges, primarily associated with the closure or relocation of certain manufacturing and administrative facilities. The $75.7 million in charges is segregated in the Statements of Operations in two components: (i) $7.3 million included in cost of sales for the write-off of inventory that was rendered unusable as a result of the restructuring activities and (ii) $68.4 million included in selling, general and administrative costs. Included in the $68.4 million charge in selling, general and administrative costs is $20.4 million to write-down to fair value certain property and equipment and other assets; $5.8 million of facility exit costs; $27.0 million of severance costs; and $15.2 million in other restructuring and other costs. The severance costs related to reduction in force initiatives and facility closures and consolidations in North America and Europe covering approximately 340 administrative, production, selling and other employees. Severance costs are expected to be paid in fiscal 2002 with some payments extending into 2003. All other fiscal 2001 restructuring related activities and costs are expected to be completed by the end of fiscal 2002.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following is a rollforward of the restructuring and related charges recorded in the third and fourth quarters of fiscal 2001:

             Description                   Type       Classification   Charge    Payment   Balance
--------------------------------------------------------------------------------------------------
Severance                                  Cash           SG&A          $27.0    $ (1.9)    $25.1
Facility exit costs                        Cash           SG&A            5.8      (0.6)      5.2
Other related costs                        Cash           SG&A           15.2      (8.2)      7.0
                                                                        -----    ------     -----
  Total cash                                                             48.0    $(10.7)    $37.3
                                                                        -----    ======     =====
Property and equipment writedowns        Non-Cash         SG&A            7.9
Obsolete inventory writeoffs             Non-Cash     Cost of sales       7.3
Other asset writedowns                   Non-Cash         SG&A           12.5
                                                                        -----
  Total non-cash                                                         27.7
                                                                        -----
  Total                                                                 $75.7
                                                                        =====

1999 CHARGES

     During fiscal 1999, the Company recorded $1.4 million of restructuring charges associated with management's decision to reorganize the North American Professional Business Group to strengthen distribution and technical sales support, integrate brand management across market segments and reduce annual operating expenses. These charges represent costs to sever approximately 60 in-house sales associates who were terminated in fiscal 1999. Approximately $1.1 million of severance payments were made to these former associates during fiscal 1999. Of the remaining $0.3 million, $0.2 million was paid in fiscal 2000, and the remainder was paid in fiscal 2001.

NOTE 5. ACQUISITIONS AND DIVESTITURES

     On January 1, 2001, the Company acquired the Substral(R) brand and consumer plant care business from Henkel KGaA. Substral(R) is a leading consumer fertilizer brand in many European countries including Germany, Austria, Belgium, France and the Nordics. Under the terms of the asset purchase agreement, the Company acquired specified working capital and intangible assets associated with the Substral(R) business. The purchase price will be determined based on the value of the working capital assets acquired and the performance of the business for the period from June 15, 2000 to December 31, 2000. The parties to the transaction are still in the process of determining a final purchase price; however, the Company's management estimates that the final purchase price will be approximately $40 million. On June 29, 2001 and December 29, 2000, the Company advanced $6.4 million and $6.9 million, respectively, to Henkel KGaA toward the Substral(R) purchase price.

     The Substral(R) acquisition was made in exchange for cash and notes due to seller and was accounted for under the purchase method of accounting. Accordingly, Substral's results have been included from the date of its acquisition and the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Intangible assets associated with the purchase were $33.7 million.

     Statement of Financial Accounting Standards No. 141, "Business Combinations" was issued in June 2001. This new standard mandates the purchase method of accounting for all business combinations entered into after June 30, 2001. The standard also requires the valuation of intangible assets apart from goodwill for assets that arise as a result of contractual or legal rights or if the right is separable (able to be sold, transferred, leased, licensed, etc.). Goodwill is the residual amount after all tangible and other intangible assets have been valued. All acquisitions in fiscal 2001 were in process or completed prior to the effective date of SFAS No. 141.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following unaudited pro forma results of operations give effect to the Substral(R) brand acquisition as if it had occurred on October 1, 1999.

                                                               Fiscal Year Ended
                                                                 September 30,
                                                              --------------------
                                                                2001        2000
----------------------------------------------------------------------------------
                                                                 (in millions)
Net sales                                                     $1,752.3    $1,727.2
Income before extraordinary loss                                  16.2        69.5
Net income                                                        16.2        69.5
Basic earnings per share:
  Before extraordinary loss                                   $    .57    $   2.49
  After extraordinary loss                                         .57        2.49
Diluted earnings per share:
  Before extraordinary loss                                   $    .53    $   2.34
  After extraordinary loss                                         .53        2.34

     In May 2000, the Company sold its ProTurf(R) business to two buyers. The terms of the agreement included the sale of certain inventory for approximately $16.3 million and an arrangement for the use and eventual purchase of related trademarks by the buyers. A gain of approximately $4.6 million for the sale of this business is reflected in the Company's fiscal 2000 results of operations.

NOTE 6. RETIREMENT PLANS.

     The Company offers a defined contribution profit sharing and 401(k) plan for substantially all U.S. employees. Full-time employees may participate in the plan on the first day of the month after being hired. Temporary employees may participate after working at least 1,000 hours in their first twelve months of employment and after reaching the age of 21. The plan allows participants to contribute up to 15% of their compensation in the form of pre-tax or post-tax contributions. The Company provides a matching contribution equivalent to 100% of participants' initial 3% contribution and 50% of the participants' remaining contribution up to 5%. Participants are immediately vested in employee contributions, the Company's matching contributions and the investment return on those monies. The Company also provides a base contribution to employees' accounts regardless of whether employees are active in the plan. The base contribution is 2% of compensation up to 50% of the Social Security taxable wage base plus 4% of compensation in excess of 50% of the Social Security wage base. Participants become vested in the Company's base contribution after three years of service. The Company recorded charges of $10.3 million, $7.4 million and $8.4 million under the plan in fiscal 2001, 2000 and 1999, respectively.

     In conjunction with the decision to offer the expanded defined contribution profit sharing and 401(k) plan to domestic Company associates, management decided to freeze benefits under certain defined benefit pension plans. These pension plans covered substantially all full-time U.S. associates who had completed one year of eligible service and reached the age of 21. The benefits under these plans are based on years of service and the associates' average final compensation or stated amounts. The Company's funding policy, consistent with statutory requirements and tax considerations, is based on actuarial computations using the Projected Unit Credit method. The Company also curtailed its non-qualified supplemental pension plan which provides for incremental pension payments from the Company so that total pension payments equal amounts that would have been payable from the Company's pension plans if it were not for limitations imposed by income tax regulations.

     The Company also sponsors the following pension plans associated with the international businesses it has acquired: Scotts Europe BV, ASEF Europe BV (Netherlands), The Scotts Company (UK) Ltd., Miracle Garden Care, Scotts France SAS, Scotts Celaflor GmbH (Germany) and Scotts Celaflor HG (Austria). These plans generally cover all associates of the respective businesses and retirement benefits are generally based on years of service and compensation levels. The pension plans for Scotts Europe BV, ASEF Europe BV (Netherlands), The Scotts Company (UK) Ltd., and Miracle Garden Care are funded plans. The remaining international pension plans are not funded by separately held plan assets.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In connection with reduction in force initiatives implemented in fiscal 2001, curtailment (gains) or losses of ($0.2) million and $2.7 million were recorded as components of restructuring expense for the international and domestic defined benefit pension plans, respectively.

     The following tables present information about benefit obligations, plan assets, annual expense and other assumptions about the Company's defined benefit pension plans ($ millions):

                                            Curtailed
                                             Defined              International             Curtailed
                                          Benefit Plans           Benefit Plans            Excess Plan
                                        -----------------     ---------------------     -----------------
                                         2001       2000        2001         2000        2001       2000
---------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning
  of year                               $ 59.5     $ 59.0     $   72.1     $   73.2     $  1.9     $  1.9
Service cost                                                       3.6          2.9
Interest cost                              4.6        4.1          4.0          3.7        0.1        0.1
Plan participants'
  contributions                                                    0.7          0.8
Curtailment loss (gain)                    2.7                    (0.2)
Actuarial (gain) loss                      4.3                    (2.7)        (0.4)      (0.1)      (0.1)
Benefits paid                             (3.9)      (3.6)        (1.7)        (1.6)
Foreign currency translation                                       0.3         (6.5)
                                        ------     ------     --------     --------     ------     ------
Benefit obligation at end of
  year                                  $ 67.2     $ 59.5     $   76.1     $   72.1     $  1.9     $  1.9
                                        ======     ======     ========     ========     ======     ======
CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year                       56.2       56.8         64.3         59.9
Actual return on plan assets               4.5        3.0        (13.7)         7.6
Employer contribution                      0.1                     2.8          1.2
Plan participants'
  contributions                                                    0.7          0.9
Benefits paid                             (3.9)      (3.6)        (1.7)        (0.6)
Foreign currency translation                                      (0.6)        (4.7)
                                        ------     ------     --------     --------
Fair value of plan assets at
  end of year                           $ 56.9     $ 56.2     $   51.8     $   64.3
                                        ======     ======     ========     ========
AMOUNTS RECOGNIZED IN THE
  STATEMENT OF FINANCIAL
  POSITION CONSIST OF:
Funded status                            (10.3)      (3.3)       (24.3)        (7.8)      (1.9)      (1.9)
Unrecognized losses                       12.1        8.3         15.8          0.7        0.3        0.3
                                        ------     ------     --------     --------     ------     ------
Net amount recognized                   $  1.8     $  5.0     $   (8.5)    $   (7.1)    $ (1.6)    $ (1.6)
                                        ======     ======     ========     ========     ======     ======

                                  2001       2000       1999        2001         2000         1999        2001       2000
----------------------------------------------------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC
  BENEFIT COST
Service cost                     $          $          $          $    3.6     $    3.5     $    3.2     $          $
Interest cost                       4.6        4.1        4.2          4.0          4.0          3.6        0.1        0.1
Expected return on plan assets     (4.3)      (4.4)      (4.5)        (4.8)        (5.5)        (3.7)
Net amortization and deferral       0.3                   0.4                       0.6          0.3
Curtailment loss (gain)             2.7                               (0.2)
                                 ------     ------     ------     --------     --------     --------     ------     ------
Net periodic benefit cost        $  3.3     $ (0.3)    $  0.1     $    2.6     $    2.6     $    3.4     $  0.1     $  0.1
                                 ======     ======     ======     ========     ========     ========     ======     ======

                                  1999
-------------------------------  ------
COMPONENTS OF NET PERIODIC
  BENEFIT COST
Service cost                     $
Interest cost                       0.1
Expected return on plan assets
Net amortization and deferral
Curtailment loss (gain)
                                 ------
Net periodic benefit cost        $  0.1
                                 ======

                                         2001       2000        2001          2000         2001       2000
-----------------------------------------------------------------------------------------------------------
Weighted average assumptions:
  Discount rate                           7.5%      7.75%      5.5-6.5%      5.4-6.5%       7.5%      7.75%
  Expected return on plan
    assets                                8.0%       8.0%      4.0-8.0%      4.0-8.0%       8.0%       8.0%
  Rate of compensation increase           n/a        n/a       2.5-4.0%      1.5-4.0%       n/a        n/a

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At September 30, 2001, the status of the international plans was as follows:

                                                                    2001               2000
--------------------------------------------------------------------------------------------
Plans with benefit obligations in excess of plan
  assets:
  Aggregate projected benefit obligations                           $73.9              $17.2
  Aggregate fair value of plan assets                                49.7                4.7
Plans with plan assets in excess of benefit
  obligations:
  Aggregate projected benefit obligations                             2.1               54.9
  Aggregate fair value of plan assets                                 2.1               59.6

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

     In connection with the reduction in force in fiscal 2001, the plan incurred a curtailment expense of $3.7 million which was included in restructuring expense.

     The following table set for the information about the retiree medical plan:

                                                                    2001                2000
---------------------------------------------------------------------------------------------
                                                                         (in millions)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                            $ 18.0              $ 15.8
Service cost                                                          0.3                 0.4
Interest cost                                                         1.4                 1.3
Plan participants' contributions                                      0.3                 0.3
Curtailment loss                                                      3.7
Actuarial loss                                                                            1.2
Benefits paid                                                        (1.2)               (1.0)
                                                                   ------              ------
Benefit obligation at end of year                                  $ 22.5              $ 18.0
                                                                   ======              ======
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                     $                   $
Employer contribution                                                 0.9                 0.7
Plan participants' contributions                                      0.3                 0.3
Benefits paid                                                        (1.2)               (1.0)
                                                                   ------              ------
Fair value of plan assets at end of year                           $   --              $   --
                                                                   ======              ======
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL
  POSITION CONSIST OF:
Funded status                                                      $(22.5)             $(18.0)
Unrecognized prior service costs                                     (1.7)               (3.0)
Unrecognized prior gain                                              (0.3)               (4.0)
                                                                   ------              ------
Net amount recognized                                              $(24.5)             $(25.0)
                                                                   ======              ======

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The discount rates used in determining the accumulated postretirement benefit obligation were 7.5% and 7.75% in fiscal 2001 and 2000, respectively. For measurement purposes, annual rates of increase in per capita cost of covered retiree medical benefits assumed for fiscal 2001 and 2000 were 9.50% and 8.50%, respectively. The rate was assumed to decrease gradually to 5.5% through the year 2010 and remain at that level thereafter. A 1% increase in health cost trend rate assumptions would increase the accumulated postretirement benefit obligation (APBO) as of September 30, 2001 and 2000 by $0.5 million and $0.7 million, respectively. A 1% increase or decrease in the same rate would not have a material effect on service or interest costs.

     The Company is self-insured for certain health benefits up to $0.2 million per occurrence per individual. The cost of such benefits is recognized as expense in the period the claim is incurred. This cost was $14.7 million, $9.9 million and $11.0 million in fiscal 2001, 2000 and 1999, respectively. The Company is self-insured for State of Ohio workers compensation up to $0.5 million per claim. Claims in excess of stated limits of liability and claims for workers compensation outside of the State of Ohio are insured with commercial carriers.

NOTE 8. DEBT

                                                                        September 30,
                                                                  --------------------------
                                                                   2001                2000
--------------------------------------------------------------------------------------------
                                                                        (in millions)
Revolving loans under credit facility                             $ 94.7              $ 37.3
Term loans under credit facility                                   398.6               452.2
Senior subordinated notes                                          320.5               319.2
Notes due to sellers                                                53.7                36.4
Foreign bank borrowings and term loans                               9.4                 7.1
Capital lease obligations and other                                 10.9                10.6
                                                                  ------              ------
                                                                   887.8               862.8
Less current portions                                               71.3                49.4
                                                                  ------              ------
                                                                  $816.5              $813.4
                                                                  ======              ======

     Maturities of short- and long-term debt, including capital leases for the next five fiscal years and thereafter are as follows:

                                                            Capital Leases              Other
                                                              and Other                  Debt
----------------------------------------------------------------------------------------------
                                                                      (in millions)
2002                                                            $ 2.3                   $ 70.7
2003                                                              1.0                     54.8
2004                                                              0.8                     36.8
2005                                                              0.5                    139.7
2006                                                              0.3                      1.1
Thereafter                                                        6.3                    585.0
                                                                -----                   ------
                                                                $11.2                   $888.1
Less: amounts representing future interest                       (0.3)                   (11.2)
                                                                -----                   ------
                                                                $10.9                   $876.9
                                                                =====                   ======

     On December 4, 1998, The Scotts Company and certain of its subsidiaries entered into a credit facility (the "Original Credit Agreement") which provided for borrowings in the aggregate principal amount of $1.025 billion and consisted of term loan facilities in the aggregate amount of $525 million and a revolving credit facility in the amount of $500 million. Proceeds from borrowings under the Original Credit Agreement of approximately $241.0 million were used to repay amounts outstanding under the then existing credit

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

facility. The Company recorded a $0.4 million extraordinary loss, net of tax, in connection with the retirement of the previous facility.

     On December 5, 2000, The Scotts Company and certain of its subsidiaries entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement"), amending and restating in its entirety the Original Credit Agreement. Under the terms of the Amended Credit Agreement, the revolving credit facility was increased from $500 million to $575 million and the net worth covenant was amended.

     The term loan facilities consist of two tranches. The Tranche A Term Loan Facility consists of three sub-tranches of French Francs, German Deutsche Marks and British Pounds Sterling in an aggregate principal amount of $265 million which are to be repaid quarterly over a 6 1/2 year period. The Tranche B Term Loan Facility replaced the Tranche B and Tranche C facilities from the Original Credit Agreement. Those facilities were prepayable without penalty. The new Tranche B Term Loan Facility has an aggregate principal amount of $260 million and is repayable in installments as follows: quarterly installments of $0.25 million beginning June 30, 2001 through December 31, 2006, quarterly installments of $63.5 million beginning March 31, 2007 through September 30, 2007 and a final quarterly installment of $63.8 million on December 31, 2007.

     The revolving credit facility provides for borrowings of up to $575 million, which are available on a revolving basis over a term of 6 1/2 years. A portion of the revolving credit facility not to exceed $100 million is available for the issuance of letters of credit. A portion of the facility not to exceed $258.8 million is available for borrowings in optional currencies, including German Deutsche Marks, British Pounds Sterling, French Francs, Belgian Francs, Italian Lira and other specified currencies, provided that the outstanding revolving loans in optional currencies other than British Pounds Sterling does not exceed $138 million. The outstanding principal amount of all revolving credit loans may not exceed $150 million for at least 30 consecutive days during any calendar year.

     Interest rates and commitment fees under the Amended Credit Agreement vary according to the Company's leverage ratios and interest rates also vary within tranches. The weighted-average interest rate on the Company's variable rate borrowings at September 30, 2001 was 7.85% and at September 30, 2000 was 8.78%. In addition, the Amended Credit Agreement requires that Scotts enter into hedge agreements to the extent necessary to provide that at least 50% of the aggregate principal amount of the 8 5/8% Senior Subordinated Notes due 2009 and term loan facilities is subject to a fixed interest rate or interest rate protection for a period of not less than three years. Financial covenants include minimum net worth, interest coverage and net leverage ratios. Other covenants include limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sale of assets, leases, dividends, capital expenditures, and investments. The Scotts Company and all of its domestic subsidiaries pledged substantially all of their personal, real and intellectual property assets as collateral for the borrowings under the Amended Credit Agreement. The Scotts Company and its subsidiaries also pledged the stock in foreign subsidiaries that borrow under the Amended Credit Agreement.

     At September 30, 2001, primarily due to the restructuring charges recorded in fiscal 2001, Scotts was in default of the covenants in the Amended Credit Agreement pertaining to net worth, leverage and interest coverage. The defaults were waived to and including December 31, 2001 and the Company is now in compliance at September 30, 2001 with the covenants as modified by the December 2001 amendment. See Note 22 regarding the December 2001 amendment to the Amended Credit Agreement.

     Approximately $15.1 million of financing costs associated with the revolving credit facility have been deferred as of September 30, 2001 and are being amortized over a period of approximately 7 years, beginning in fiscal year 1999.

     In January 1999, The Scotts Company completed an offering of $330 million of 8 5/8% Senior Subordinated Notes due 2009. The net proceeds from the offering, together with borrowings under the Original Credit Agreement, were used to fund the Ortho acquisition and to repurchase approximately $97 million of outstanding 9 7/8% Senior Subordinated Notes due August 2004. The Company recorded an extraordinary loss before tax on the extinguishment of the 9 7/8% Notes of approximately $9.3 million, including a call premium of $7.2 million and the write-off of unamortized issuance costs and discounts of

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$2.1 million. In August 1999, Scotts repurchased the remaining $2.9 million of the 9 7/8% Notes, resulting in an extraordinary loss, net of tax, of $0.1 million.

     Scotts entered into two interest rate locks in fiscal 1998 to hedge its anticipated interest rate exposure on the 8 5/8% Notes offering. The total amount paid under the interest rate locks of $12.9 million has been recorded as a reduction of the 8 5/8% Notes' carrying value and is being amortized over the life of the 8 5/8% Notes as interest expense. Approximately $11.8 million of issuance costs associated with the 8 5/8% Notes were deferred and are being amortized over the term of the Notes.

     In conjunction with the acquisitions of Rhone-Poulenc Jardin and Sanford Scientific, notes were issued for certain portions of the total purchase price that are to be paid in annual installments over a four-year period. The present value of the remaining note payments is $16.0 million and $4.4 million, respectively. The Company is imputing interest on the non-interest bearing notes using an interest rate prevalent for similar instruments at the time of acquisition (approximately 9% and 8%, respectively). In conjunction with other acquisitions, notes were issued for certain portions of the total purchase price that are to be paid in annual installments over periods ranging from four to five years. The present value of remaining note payments is $14.4 million. The Company is imputing interest on the non-interest bearing notes using an interest rate prevalent for similar instruments at the time of the acquisitions (approximately 8%).

     In conjunction with the Substral(R) acquisition, notes were issued for certain portions of the total purchase price that are to be paid in semi-annual installments over a two-year period. The remaining note payments total $21.5 million. The interest rate on these notes is of 5.5%.

     The foreign term loans of $6.0 million issued on December 12, 1997, have an 8-year term and bear interest at 1% below LIBOR. The present value of these loans at September 30, 2001 and 2000 was $2.8 million and $3.2 million, respectively. The loans are denominated in British Pounds Sterling and can be redeemed, on demand, by the note holder. The foreign bank borrowings of $6.6 million at September 30, 2001 and $3.9 million at September 30, 2000 represent lines of credit for foreign operations and are primarily denominated in French Francs.

NOTE 9. SHAREHOLDERS' EQUITY

                                                               2001            2000
---------------------------------------------------------------------------------------
                                                                  (in millions)
STOCK
Preferred shares, no par value:
  Authorized                                                 0.2 shares      0.2 shares
  Issued                                                     0.0 shares      0.0 shares
Common shares, no par value
  Authorized                                               100.0 shares    100.0 shares
  Issued                                                    31.3 shares     31.3 shares

     Class A Convertible Preferred Stock ("Preferred Shares") with a liquidation preference of $195.0 million was issued in conjunction with the 1995 Miracle-Gro merger transactions. These Preferred Shares had a 5% dividend yield and were convertible upon shareholder demand into common shares at any time and at The Scotts Company's option after May 2000 at $19.00 per common share. The conversion feature associated with the Preferred Shares issued in connection with the Miracle-Gro merger transactions was negotiated as an integral part of the overall transaction. The conversion price exceeded the fair market value of The Scotts Company's common shares on the date the two companies reached agreement and, therefore, the Preferred Shares did not provide for a beneficial conversion feature. Additionally, warrants to purchase 3.0 million common shares of The Scotts Company were issued as part of the purchase price. The warrants are exercisable upon shareholder demand for 1.0 million common shares at $21.00 per share, 1.0 million common shares at $25.00 per share and 1.0 million common shares at $29.00 per share. The exercise term for the warrants expires November 2003. The fair value of the warrants at issuance has been included in capital in excess of par value in the Company's Consolidated Balance Sheets.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In fiscal 1999, certain of the Preferred Shares were converted into 0.2 million common shares at the holder's option. In October 1999, all of the then outstanding Preferred Shares were converted into 10.0 million common shares. In exchange for the early conversion, The Scotts Company paid the holders of the Preferred Shares $6.4 million. That amount represents the dividends on the Preferred Shares that otherwise would have been payable from the conversion date through May 2000, the month during which the Preferred Shares could first be redeemed by The Scotts Company. In addition, The Scotts Company agreed to accelerate the termination of many of the standstill provisions in the Miracle-Gro merger agreement that would otherwise have terminated in May 2000. These standstill provisions include the provisions related to the Board of Directors and voting restrictions, as well as restrictions on transfer. Therefore, the former shareholders of Stern's Miracle-Gro Products, Inc., including Hagedorn Partnership, L.P., may vote their common shares freely in the election of directors and generally on all matters brought before The Scotts Company's shareholders. Following the conversion and the termination of the standstill provisions described above, the former shareholders of Miracle-Gro own approximately 40% of The Scotts Company's outstanding common shares and have the ability to significantly influence the election of directors and approval of other actions requiring the approval of The Scotts Company's shareholders.

     In January 2001, the Amended Articles of Incorporation of The Scotts Company were amended to change the authorized preferred stock from 195,000 shares of Class A Convertible Preferred Stock to 195,000 preferred shares, each without par value.

     The limitations on the ability of the former shareholders of Miracle-Gro to acquire additional voting securities of The Scotts Company contained in the merger agreement terminated as of October 1, 1999, except for the restriction under which the former shareholders of Miracle-Gro may not acquire, directly or indirectly, beneficial ownership of Voting Stock (as that term is defined in the Miracle-Gro merger agreement) representing more than 49% of the total voting power of the outstanding Voting Stock, except pursuant to a tender offer for 100% of that total voting power, which tender offer is made at a price per share which is not less than the market price per share on the last trading day before the announcement of the tender offer and is conditioned upon the receipt of at least 50% of the Voting Stock beneficially owned by shareholders of The Scotts Company other than the former shareholders of Miracle-Gro and their affiliates and associates.

     Under The Scotts Company 1992 Long Term Incentive Plan (the "1992 Plan"), stock options and performance share awards were granted to officers and other key employees of the Company. The 1992 Plan also provided for the grant of stock options to non-employee directors of Scotts. The maximum number of common shares that may be issued under the 1992 Plan is 1.7 million, plus the number of common shares surrendered to exercise options (other than non-employee director options) granted under the 1992 Plan, up to a maximum of 1.0 million surrendered common shares. Vesting periods under the 1992 Plan vary and were determined by the Compensation and Organization Committee of the Board of Directors.

     Under The Scotts Company 1996 Stock Option Plan (the "1996 Plan"), stock options may be granted to officers and other key employees of the Company and non-employee directors of The Scotts Company. The maximum number of common shares that may be issued under the 1996 Plan is 5.5 million. Vesting periods under the 1996 Plan vary. Generally, a 3-year cliff vesting schedule is used unless decided otherwise by the Compensation and Organization Committee of the Board of Directors.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Aggregate stock option activity consists of the following (shares in millions):

                                               Fiscal Year Ended September 30,
                            ---------------------------------------------------------------------
                                    2001                    2000                    1999
                            ---------------------   ---------------------   ---------------------
                            Number of               Number of               Number of
                             Common     WTD. Avg.    Common     WTD. Avg.    Common     WTD. Avg.
                             Shares       Price      Shares       Price      Shares       Price
-------------------------------------------------------------------------------------------------
Beginning balance              4.9       $26.67        4.9       $26.33        3.8       $20.70
Options granted                0.9        28.66        0.3        37.39        1.4        35.70
Options exercised             (0.8)       21.24       (0.1)       19.46       (0.2)       16.51
Options canceled              (0.4)       27.96       (0.2)       36.87       (0.1)       30.94
                              ----                    ----                    ----
Ending balance                 4.6        27.94        4.9        26.67        4.9        26.33
                              ----                    ----                    ----
Exercisable at September
  30                           3.0       $24.96        2.7       $21.45        1.9       $19.77

     The following summarizes certain information pertaining to stock options outstanding and exercisable at September 30, 2001 (shares in millions):

                                                 Options Outstanding         Options Exercisable
                                           -------------------------------   --------------------
                                                     WTD. Avg.   WTD. Avg.   WTD. Avg.
                Range of                   No. of    Remaining   Exercise     No. of     Exercise
             Exercise Price                Options     Life        Price      Options     Price
-------------------------------------------------------------------------------------------------
$15.00 - $20.00                              1.2       4.18       $17.84        1.2       $17.84
$20.00 - $25.00                              0.2       4.48        21.51        0.2        21.51
$25.00 - $30.00                              0.5       6.23        27.25        0.5        27.12
$30.00 - $35.00                              1.6       8.02        31.03        0.8        31.09
$35.00 - $40.00                              1.0       7.98        36.36        0.3        36.80
$40.00 - $46.38                              0.1       8.02        40.75        0.0        40.13
                                             ---                  ------        ---       ------
                                             4.6                  $27.94        3.0       $24.96
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

     The fair value of each option granted has been estimated on the grant date using the Black-Scholes option-pricing model based on the following assumptions for those granted in fiscal 2001, 2000 and 1999: (1) expected market-price volatility of 29.5%, 27.05% and 24.44%, respectively; (2) risk-free interest rates of 4.4%, 6.0% and 6.0%, respectively; and (3) expected life of options of 6 years. Options are generally granted with a ten-year term. The estimated weighted-average fair value per share of options granted during fiscal 2001, 2000 and 1999 was $11.74, $14.94 and $13.64, respectively.

     Had compensation expense been recognized for fiscal 2001, 2000 and 1999 in accordance with provisions of SFAS No. 123, the Company would have recorded net income and earnings per share as follows:

                                                    2001                2000                1999
-------------------------------------------------------------------------------------------------
                                                        (in millions, except per share data)
Net income used in basic earnings per
  share calculation                                 $10.8              $ 59.4              $ 55.3
Net income used in diluted earnings
  per share calculation                             $10.8              $ 59.4              $ 45.3
Earnings per share:
  Basic                                             $0.38              $ 2.12              $ 2.50
  Diluted                                           $0.35              $ 2.00              $ 1.82

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The pro forma amounts shown above are not necessarily representative of the impact on net income in future years as additional option grants may be made each year.

NOTE 10. EARNINGS PER COMMON SHARE

     The following table presents information necessary to calculate basic and diluted earnings per common share.

                                                                      Year Ended September 30,
                                                             -------------------------------------------
                                                             2001               2000               1999
--------------------------------------------------------------------------------------------------------
                                                                (in millions, except per share data)
BASIC EARNINGS PER COMMON SHARE:
  Net income before extraordinary loss                       $15.5              $73.1              $69.1
  Net income                                                  15.5               73.1               63.2
  Class A Convertible Preferred Stock dividend                 0.0               (6.4)              (9.7)
                                                             -----              -----              -----
  Income available to common shareholders                     15.5               66.7               53.5
Weighted-average common shares outstanding
  during the period                                           28.4               27.9               18.3
Basic earnings per common share
  Before extraordinary item                                  $0.55              $2.39              $3.25
  After extraordinary item                                   $0.55              $2.39              $2.93
DILUTED EARNINGS PER COMMON SHARE:
  Net income used in diluted earnings per
     common share calculation                                $15.5              $66.7              $63.2
  Weighted-average common shares outstanding
     during the period                                        28.4               27.9               18.3
Potential common shares:
  Assuming conversion of Class A Convertible
     Preferred Stock                                           0.0                0.0               10.2
  Assuming exercise of options                                 0.9                0.8                1.0
  Assuming exercise of warrants                                1.1                0.9                1.0
                                                             -----              -----              -----
Weighted-average number of common shares
  outstanding and dilutive potential common
  shares                                                      30.4               29.6               30.5
Diluted earnings per common share
  Before extraordinary item                                  $0.51              $2.25              $2.27
  After extraordinary item                                   $0.51              $2.25              $2.08

NOTE 11. INCOME TAXES

     The provision for income taxes, net of tax benefits associated with the 1999 extraordinary losses of $4.1 million consists of the following:

                                                              Year Ended September 30,
                                                     -------------------------------------------
                                                     2001               2000               1999
------------------------------------------------------------------------------------------------
                                                                    (in millions)
Currently payable:
  Federal
                                                     $29.9              $27.8              $34.5
  State
                                                       2.9                3.6                4.4
  Foreign
                                                       0.3                4.3                4.4
Deferred:
  Federal
                                                     (18.1)               6.9                0.5
  State
                                                      (1.8)               0.6                0.0
                                                     -----              -----              -----
  Income tax expense                                 $13.2              $43.2              $43.8
                                                     =====              =====              =====

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The domestic and foreign components of income before taxes are as follows:

                                                             Year Ended September 30,
                                                   ---------------------------------------------
                                                   2001                2000                1999
------------------------------------------------------------------------------------------------
                                                                   (in millions)
Domestic
                                                   $30.3              $107.1              $100.0
Foreign
                                                    (1.6)                9.2                 6.9
                                                   -----              ------              ------
Income before taxes                                $28.7              $116.3              $106.9
                                                   =====              ======              ======

     A reconciliation of the federal corporate income tax rate and the effective tax rate on income before income taxes is summarized below:

                                                              Year Ended September 30,
                                                     -------------------------------------------
                                                     2001               2000               1999
------------------------------------------------------------------------------------------------
Statutory income tax rate                             35.0%              35.0%              35.0%
Effect of foreign operations                           2.6               (0.3)              (0.7)
Goodwill amortization and other effects
  resulting from purchase accounting                   7.5                2.7                3.0
State taxes, net of federal benefit                    2.5                2.4                2.6
Resolution of previous contingencies                    --               (2.8)                --
Other                                                 (1.6)               0.1                1.1
                                                     -----              -----              -----
Effective income tax rate                             46.0%              37.1%              41.0%
                                                     =====              =====              =====

     The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets at September 30 are:

                                                                         September 30,
                                                                 -----------------------------
                                                                  2001                   2000
----------------------------------------------------------------------------------------------
                                                                         (in millions,
                                                                    except per share data)
Net current assets                                               $ 52.2                 $ 25.1
Net non-current assets                                             15.4                   16.2
                                                                 ------                 ------
Net assets                                                       $ 67.6                 $ 41.3
                                                                 ======                 ======

     The components of the net deferred tax asset are as follows:

                                                                         September 30,
                                                                 -----------------------------
                                                                  2001                   2000
----------------------------------------------------------------------------------------------
                                                                         (in millions)
ASSETS
  Inventories                                                    $ 14.7                 $ 11.5
  Accrued liabilities                                              56.1                   33.3
  Postretirement benefits                                          20.5                   14.3
  Foreign net operating losses                                      1.6                    1.9
  Other                                                            11.8                   12.9
                                                                 ------                 ------
  Gross deferred tax assets                                       104.7                   73.9
  Valuation allowance                                              (1.0)                  (1.1)
                                                                 ------                 ------
  Net deferred tax assets                                         103.7                   72.8
LIABILITIES
  Property, plant and equipment                                   (21.8)                 (18.2)
  Other                                                           (14.3)                 (13.3)
                                                                 ------                 ------
  Net assets                                                     $ 67.6                 $ 41.3
                                                                 ======                 ======

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Net operating loss carryforwards in foreign jurisdictions were $5.2 million and $6.2 million at September 30, 2001 and 2000, respectively. The use of these acquired carryforwards is subject to limitations imposed by the tax laws of each applicable country.

     The valuation allowance of $1.0 million at September 30, 2001 and September 30, 2000 is to provide for operating losses for which the benefits are not expected to be realized. Foreign net operating losses of $1.9 million can be carried forward indefinitely.

     Deferred taxes have not been provided on unremitted earnings of certain foreign subsidiaries and foreign corporate joint ventures that arose in fiscal years beginning on or before September 2001 as such earnings have been permanently reinvested.

NOTE 12. FINANCIAL INSTRUMENTS

     A description of the Company's financial instruments and the methods and assumptions used to estimate their fair values is as follows:

LONG-TERM DEBT

     At September 30, 2001 and 2000, Scotts had $330 million outstanding of
8 5/8% Senior Subordinated Notes due 2009. The fair value of these notes was estimated based on recent trading information. Variable rate debt outstanding at September 30, 2001 and 2000 consisted of revolving borrowings and term loans under the Company's credit facility and local bank borrowings for certain of the Company's foreign operations. The carrying amounts of these borrowings are considered to approximate their fair values.

INTEREST RATE SWAP AGREEMENTS

     At September 30, 2001 and 2000, Scotts had outstanding five interest rate swaps with major financial institutions that effectively convert variable-rate debt to a fixed rate. One swap has a notional amount of 20.0 million British Pounds Sterling under a five-year term expiring in April 2002 whereby Scotts pays 7.6% and receives three-month LIBOR. The remaining four swaps have notional amounts between $20 million and $35 million ($105 million in total) with three, four or five year terms commencing in January 1999. Under the terms of these swaps, the Company pays rates ranging from 5.05% to 5.18% and receives three-month LIBOR.

     Scotts enters into interest rate swap agreements as a means to hedge its interest rate exposure on debt instruments. In addition, the Company's Amended Credit Agreement requires that Scotts enter into hedge agreements to the extent necessary to provide that at least 50% of the aggregate principal amount of the 8 5/8% Senior Subordinated Notes due 2009 and term loan facilities subject to a fixed interest rate or interest rate protection for a period of not less than three years. Since the interest rate swaps have been designated as hedging instruments, their fair values are reflected in the Company's Consolidated Balance Sheets. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. The fair value of the swap agreements was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date.

INTEREST RATE LOCKS

     In fiscal 1998, Scotts entered into two contracts, each with notional amounts of $100.0 million, to lock the treasury rate component of Scotts' anticipated offering of debt securities in the first quarter of fiscal 1999. One of the interest rate locks expired in October 1998 and was rolled over into a new rate lock that expired in February 1999. The other rate lock expired in February 1999.

     Scotts entered into the interest rate locks to hedge its interest rate exposure on the offering of the 8 5/8% Senior Subordinated Notes due 2009. The net amount paid under the interest rate locks is reflected as an adjustment to the carrying amount of the 8 5/8% Senior Subordinated Notes.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The estimated fair values of the Company's financial instruments are as follows for the fiscal years ended September 30:

                                                               2001                  2000
                                                        ------------------    ------------------
                                                        Carrying     Fair     Carrying     Fair
                                                         Amount     Value      Amount     Value
------------------------------------------------------------------------------------------------
                                                                     (in millions)
Revolving and term loans under credit facility           $493.3     $493.3     $489.5     $489.5
Senior subordinated notes                                 330.0      320.5      330.0      319.2
Foreign bank borrowings and term loans                      9.4        9.4        7.1        7.1
Interest rate swap agreements                              (2.7)      (2.7)        --        2.6

     Excluded from the fair value table above are the following items that are included in the Company's total debt balances at September 30, 2001 and 2000:

                                                                  2001                   2000
----------------------------------------------------------------------------------------------
                                                                         (in millions)
Amounts paid to settle treasury locks                            $ (9.5)                $(10.8)
Non-interest bearing notes                                         53.7                   36.4
Capital lease obligations and other                                10.9                   10.6

     The fair value of the non-interest bearing notes is not considered determinable since there is no established market for notes with similar characteristics and since they represent notes that were negotiated between the Company and the seller as part of transactions to acquire businesses.

NOTE 13. OPERATING LEASES

     The Company leases buildings, land and equipment under various noncancellable lease agreements for periods of two to six years. The lease agreements generally provide that the Company pay taxes, insurance and maintenance expenses related to the leased assets. Certain lease agreements contain purchase options. At September 30, 2001, future minimum lease payments were as follows:

                                                                (in millions)
2002                                                                $15.6
2003                                                                 10.0
2004                                                                  6.4
2005                                                                  4.2
2006                                                                  3.1
Thereafter                                                           26.5
                                                                    -----
Total minimum lease payments                                        $65.8
                                                                    =====

     The Company also leases transportation and production equipment under various one-year operating leases, which provide for the extension of the initial term on a monthly or annual basis. Total rental expenses for operating leases were $22.0 million, $17.8 million and $18.5 million for fiscal 2001, 2000 and 1999, respectively. The total to be received from sublease rentals in place at September 30, 2001 is $0.6 million. The future minimum lease payments of $1.2 million related to the prior World Headquarters office lease are included in restructuring expense.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. COMMITMENTS

     The Company has entered into the following purchase commitments:

    SEED: The Company is obligated to make future purchases based on estimated yields and other market purchase commitments. At September 30, 2001, estimated annual seed purchase commitments were as follows:

                                                               (in millions)
2002                                                               $56.7
2003                                                               $38.2
2004                                                               $21.0
2005                                                               $ 7.6
2006                                                               $ 0.7

     The Company made purchases of $53.9 million and $31.2 million under this obligation in fiscal 2001 and 2000, respectively.

    PEAT: In March 2000, the Company entered in a contract to purchase peat over the next ten years. There is an option to extend the term of this agreement for a further period of ten years, on or before the eighth anniversary of this agreement. The minimum volume purchase obligations under the March 2000 contract are as follows:

                                                                  Approximate Value
                                     Cubic Meters              Based on Average Prices
--------------------------------------------------------------------------------------
                                                                    (in millions)
2002                                  1,046,000                         $11.1
2003                                  1,067,000                          11.3
2004                                  1,088,000                          11.5
2005                                  1,110,000                          11.7
2006                                  1,132,000                          12.0
Thereafter                            2,830,000                          30.0

     In the event that in any one contract year, the Company does not purchase the minimum required volume, the Company will be required to pay a cash penalty based upon the marginal contribution to the supplier of all those products which the Company has failed to purchase.

     In the event that the volume purchases in a contract year are less than 97% of the contract requirements, the Company shall pay 80% of the supplier's marginal contribution multiplied by the number of cubic meters by which the volume equivalent to 97% of the contract requirements was not reached. An amount of 50% of the supplier's marginal contribution multiplied by the number of cubic meters would also be paid based on the remaining 3% contract purchase obligation shortfall. A reverse approach applies for purchases made by the Company that are in excess of the minimum volume purchase obligation in any contract year. The Company purchased 974,000 cubic meters of peat under this arrangement in fiscal 2001.

    MEDIA ADVERTISING: As of September 30, 2001 the Company has committed to purchase $7.8 million of airtime for both national and regional television advertising in fiscal 2002.

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

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ENVIRONMENTAL MATTERS

     In June 1997, the Ohio Environmental Protection Agency ("Ohio EPA") initiated an enforcement action against us with respect to alleged surface water violations and inadequate treatment capabilities at our Marysville facility and seeking corrective action under the federal Resource Conservation Recovery Act. The action relates to several discontinued on-site disposal areas which date back to the early operations of the Marysville facility that we had already been assessing under a voluntary action program of the state. Since initiation of the action, we have continued to meet with the Ohio Attorney General and the Ohio EPA in an effort to complete negotiations of an amicable resolution of these issues. On December 3, 2001, an agreed judicial Consent Order was submitted to the Union County Common Pleas Court. Although this Consent Order is subject to public comment and both parties may withdraw their consent to entry of the Order, we anticipate the Consent Order will be entered by the court in January 2002.

     Since receiving notice of the enforcement action in June 1997, we have continually assessed the potential costs to satisfactorily remediate the Marysville site and to pay any penalties sought by the state. Although the terms of the Consent Order have now been agreed to, the extent of any possible contamination and an appropriate remediation plan have yet to be determined. As of September 30, 2001, we estimate that the possible total cost that could be incurred in connection with this matter is approximately $10 million. We have accrued for the amount we consider to be the most probable and believe the outcome will not differ materially from the amount reserved.

     In addition to the dispute with the Ohio EPA, we are negotiating with the Philadelphia District of the U.S. Army Corps of Engineers regarding possible discontinuation of our peat harvesting operations in at our Lafayette, New Jersey facility. We are also addressing remediation concerns raised by the Environmental Agency of the United Kingdom with respect to emissions to air and groundwater at our Bramford (Suffolk), United Kingdom facility. We have reserved for our estimates of probable losses to be incurred in connection with each of these matters as of September 30, 2001, but we do not believe that either issue is material.

     Regulations and environmental concerns also exist surrounding peat extraction in the United Kingdom and the European Union. In August 2000, the nature conservation advisory body to the U.K. government notified us that three of our peat harvesting sites in the United Kingdom were under consideration as possible "Special Areas of Conservation" under European Union law. We are currently challenging this consideration. If we are unsuccessful, local planning authorities in the United Kingdom will be required to review the impact of activities likely to affect these areas and it is possible that these authorities could modify or revoke the applicable consents, in which case we believe we should be entitled to compensation and we believe we would have sufficient raw material supplies available to replace the peat produced in such areas.

     The Company has determined that quantities of cement containing asbestos material at certain manufacturing facilities in the United Kingdom should be removed.

     At September 30, 2001, $7.0 million is accrued for the environmental matters described herein. The significant components of the accrual are: (i) costs for site remediation of $4.7 million; (ii) costs for asbestos abatement of $1.8 million; and (iii) fines and penalties of $0.5 million. The significant portion of the costs accrued as of September 30, 2001 are expected to be paid in fiscal 2002 and 2003; however, payments could be made for a period thereafter.

     We believe that the amounts accrued as of September 30, 2001 are adequate to cover known environmental exposures based on current facts and estimates of likely outcome. However, the adequacy of these accruals is based on several significant assumptions:

     (i) that we have identified all of the significant sites that must be remediated;

     (ii) that there are no significant conditions of potential contamination that are unknown to the Company; and

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (iii) that with respect to the agreed judicial Consent Order in Ohio, that potentially contaminated soil can be remediated in place rather than having to be removed and only specific stream segments will require remediation as opposed to the entire stream.

     If there is a significant change in the facts and circumstances surrounding these assumptions, it could have a material impact on the ultimate outcome of these matters and the Company's results of operations, financial position and cash flows.

AGREVO ENVIRONMENTAL HEALTH, INC.

     On June 3, 1999, AgrEvo Environmental Health, Inc. ("AgrEvo") (which is reported to have subsequently changed its name to Aventis Environmental Health Science USA LP) filed a complaint in the U.S. District Court for the Southern District of New York (the "New York Action"), against the Company, a subsidiary of the Company and Monsanto (now Pharmacia) seeking damages and injunctive relief for alleged antitrust violations and breach of contract by the Company and its subsidiary and antitrust violations and tortious interference with contact by Monsanto. AgrEvo also contends that the Company's execution of various agreements with Monsanto, including the Roundup(R) marketing agreement, as well as the Company's subsequent actions, violated the purchase agreements between AgrEvo and the Company. AgrEvo is requesting unspecified damages as well as affirmative injunctive relief, and is seeking to have the court invalidate the Roundup(R) marketing agreement as violative of the federal antitrust laws.

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

     If the above actions are determined adversely to the Company, the result could have a material adverse effect on our results of operations, financial position and cash flows. The Company believes that it will prevail in the AgrEvo matter and that any potential exposure that the Company may face cannot be reasonably estimated. Therefore, no accrual has been established related to these matters.

CENTRAL GARDEN & PET COMPANY

     On June 30, 2000, the Company filed suit against Central Garden & Pet Company in the U.S. District Court for the Southern District of Ohio to recover approximately $17 million in outstanding accounts receivable from Central Garden with respect to the Company's 2000 fiscal year. The Company's complaint was later amended to seek approximately $24 million in accounts receivable and additional damages for other breaches of duty. On April 13, 2001, Central Garden filed an answer and counterclaim in the Ohio action. On April 24, 2001, Central Garden filed an amended counterclaim. Central Garden's counterclaims include allegations that the Company and Central Garden had entered into an oral agreement in April 1998 whereby the Company would allegedly share with Central Garden the benefits and liabilities of any future business integration between the Company and Pharmacia Corporation (formerly Monsanto). Central Garden has asserted several causes of action, including breach of oral contract and fraudulent misrepresentation, and seeks damages in excess of $900 million. In addition, Central Garden asserts various other causes of action including breach of written contract and quantum valebant and seeks damages in excess of $76 million based on the allegations that Central Garden was entitled to receive a cash payment rather than a credit for the value of inventory Central alleges was improperly seized by the Company. These allegations are made without regard to the fact that the amounts sought from Central in litigation filed by the Company and Pharmacia are net of any such alleged credit. The Company believes all of Central Garden's counterclaims in Ohio are without merit and it intends to vigorously defend against them. Pharmacia (formerly Monsanto) also filed suit against Central Garden in Missouri state court, seeking unspecified damages allegedly due Pharmacia under a four-year alliance agreement between Pharmacia and Central Garden.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On July 7, 2000, Central Garden filed suit against the Company and Pharmacia in the U.S. District Court for the Northern District of California (San Francisco Division) alleging various claims, including breach of contract and violations of federal antitrust laws, and seeking an unspecified amount of damages and injunctive relief. On October 26, 2000, the District Court granted the Company's motion to dismiss Central Garden's breach of contract claims for lack of subject matter jurisdiction. On November 17, 2000, Central Garden filed an amended complaint in the District Court, re-alleging various claims for violations of federal antitrust laws and also alleging state antitrust claims under the Cartwright Act, Section 16726 of the California Business and Professions Code. Fact discovery is set to conclude in December 2001. The trial date for the California federal action is set for July 15, 2002.

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

     The Company believes that all of Central Garden's federal and state claims are entirely without merit and it intends to vigorously defend against them. If the above actions are determined adversely to the Company, the result could have a material adverse effect on the Company's results of operations, financial position and cash flows. The Company believes that it will prevail in the Central Garden matters and that any potential exposure that the Company may face cannot be reasonably estimated. Therefore, no accrual has been established related to these matters.

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

     At September 30, 2001, 70% of the Company's accounts receivable was due from customers in North America. Approximately 85% of these receivables were generated from the Company's North American Consumer segment. The most significant concentration of receivables within this segment was from home centers, which accounted for 20%, followed by mass merchandisers at 12% of the Company's receivables balance at September 30, 2001. No other retail concentrations (e.g., independent hardware stores, nurseries, etc. in similar markets) accounted for more than 10% of the Company's accounts receivable balance at September 30, 2001.

     The remaining 15% of North American accounts receivable was generated from customers of the Global Professional segment located in North America. As a result of the changes in distribution methods made in fiscal 2000 for the Global Professional segment customers in North America, nearly all products are sold through distributors. Accordingly, nearly all of the Global Professional segment's North American accounts receivable at September 30, 2001 is due from distributors.

     The 30% of accounts receivable generated outside of North America is due from retailers, distributors, nurseries and growers. No concentrations of customers or individual customers within this group account for more than 10% of the Company's accounts receivable balance at September 30, 2001.

     At September 30, 2001, the Company's concentrations of credit risk were similar to those existing at September 30, 2000.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company's two largest customers accounted for the following percentage of net sales in each respective period:

                                                            Largest               2nd Largest
                                                            Customer               Customer
---------------------------------------------------------------------------------------------
2001                                                          27.8%                  14.6%
2000                                                          22.9%                   8.9%
1999                                                          17.4%                  11.6%

     Sales to the Company's two largest customers are reported within Scotts' North American Consumer segment. No other customers accounted for more than 10% of fiscal 2001, 2000 or 1999 net sales.

NOTE 17. OTHER EXPENSE (INCOME)

     Other expense (income) consisted of the following for the fiscal years ended September 30:

                                                      2001               2000               1999
-------------------------------------------------------------------------------------------------
                                                                     (in millions)
Royalty income..........................              $(4.9)             $(5.1)             $(4.0)
Legal and insurance settlements.........               (3.6)
Gain on sale of ProTurf(R) business.....                                  (4.6)
Asset valuation and write-off charges...                0.1                1.8                1.2
Foreign currency losses.................                0.5                0.9                0.1
Other, net..............................               (0.6)               1.0               (0.9)
                                                      -----              -----              -----
Total...................................              $(8.5)             $(6.0)             $(3.6)
                                                      =====              =====              =====

NOTE 18. NEW ACCOUNTING STANDARDS

     In May 2000, the Emerging Issues Task Force (EITF) reached consensus on Issue 00-14, "Accounting for Certain Sales Incentives". This Issue requires certain sales incentives (e.g., discounts, rebates, coupons) offered by the Company to distributors, retail customers and consumers to be classified as a reduction of sales revenue. Like many other consumer products companies, the Company has historically classified these costs as advertising, promotion, or selling expenses. The Company adopted the guidance in fiscal 2001 with no impact on fiscal 2001 results of operations.

     In January 2001, the EITF reached consensus on Issue 00-22, "Accounting for Points and Certain Other Time or Volume-Based Sales Incentive Offers". This Issue requires certain allowances and discounts (e.g., volume discounts) paid to distributors and retail customers to be classified as a reduction of sales revenue. Like many other consumer products companies, the Company has historically classified these cost as advertising, promotion, or selling expenses. The Company adopted the guidance in fiscal 2001 with no impact on fiscal 2001 results of operations.

     In April 2001, the EITF reached consensus on Issue 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". This Issue requires that certain consideration from a vendor to a retailer be classified as a reduction of sales revenue. Like many other consumer products companies, the Company has historically classified these costs as advertising, promotion, or selling expenses. The guidance is effective for the Company's first quarter of fiscal 2002. Scotts does not anticipate that the new accounting policy will impact fiscal 2002 results of operations.

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard No. 141, "Business Combinations". SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase accounting method and also established specific criteria for recognition of intangible assets separately from goodwill. The acquisitions discussed in Note 5 herein were accounted for using the purchase method of accounting.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In June 2001, the FASB issued Statement of Accounting Standard No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the requirement to amortize indefinite-lived assets such as goodwill. It also requires an annual review for impairment of indefinite-lived assets. Scotts will adopt SFAS No. 142 beginning with the first quarter of fiscal 2002. The Company expects that the elimination of amortization of indefinite-lived assets will increase earnings per share in fiscal 2002 by $.50 to $.55. The Company is still evaluating the impact that impairment testing may have on future periods.

     Also in June 2001, the FASB issued Statement of Accounting Standard No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting standards for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Scotts is in the process of evaluating the impact of SFAS No. 143 on its financial statements and will adopt the provisions of this statement in the first quarter of fiscal year 2003.

     In August 2001, the FASB issued Statement of Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes Financial Accounting Standard No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations; Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions". SFAS No. 144 addresses accounting and reporting standards for the impairment or disposal of long-lived assets. It is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is in the process of evaluating the impact of SFAS No. 144 on its financial statements and will adopt the provisions of this statement in the first quarter of fiscal year 2003.

NOTE 19. SUPPLEMENTAL CASH FLOW INFORMATION

                                                   2001               2000                1999
-----------------------------------------------------------------------------------------------
                                                                  (in millions)
Interest paid (net of amount
  capitalized)                                     $86.5              $88.3              $ 63.6
Income taxes paid                                   47.2               10.0                50.3
Dividends declared not paid                          0.0                0.0                 2.5
Businesses acquired:
  Fair value of assets acquired, net of
     cash                                           53.5                4.8               691.2
  Liabilities assumed                                0.0                0.0              (149.3)
                                                   -----              -----              ------
  Net assets acquired                               53.5                4.8               541.9
  Cash paid                                         26.5                2.7                 4.8
  Notes issued to seller                            27.0                2.1                35.7
  Debt issued                                      $ 0.0              $ 0.0              $501.4

NOTE 20. SEGMENT INFORMATION

     For fiscal 2001, the Company was divided into three reportable segments--North American Consumer, Global Professional and International Consumer. The North American Consumer segment consists of the Lawns, Gardens, Growing Media, Ortho, Lawn Service and Canada businesses. These segments differ from those used in the prior year due to the sale of the Company's professional turfgrass business in May 2000 and the resulting change in management reporting structure.

     The North American Consumer segment specializes in dry, granular slow-release lawn fertilizers, lawn fertilizer combination and lawn control products, grass seed, spreaders, water-soluble and controlled-release garden and indoor plant foods, plant care products and potting soils, barks, mulches and other growing media products and pesticides products. Products are marketed to mass merchandisers, home improvement centers, large hardware chains, nurseries and gardens centers.

     The Global Professional segment is focused on a full line of horticulture products including controlled-release and water-soluble fertilizers and plant protection products, grass seed, spreaders, customer application services and growing media. Products are sold to lawn and landscape service companies,

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

commercial nurseries and greenhouses and specialty crop growers. Prior to June 2000, this segment also included the Company's ProTurf(R) business, which was sold in May 2000.

     The International Consumer segment provides products similar to those described above for the North American Consumer segment to consumers in countries other than the United States and Canada.

     The following table presents segment financial information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Pursuant to SFAS No. 131, the presentation of the segment financial information is consistent with the basis used by management (i.e., certain costs not allocated to business segments for internal management reporting purposes are not allocated for purposes of this presentation). Prior periods have been restated to conform to this basis of presentation.

                                        N.A.         Global      International
                                      Consumer    Professional     Consumer      Corporate    Total
-----------------------------------------------------------------------------------------------------
                                                           (in millions)
Net Sales:
                               2001   $1,302.6       $181.0         $264.1        $    --    $1,747.7
                               2000    1,253.3        181.1          274.6             --     1,709.0
                               1999    1,140.0        172.7          289.8             --     1,602.5
Income (loss) from
  Operations:
                               2001   $  250.0       $ 17.4         $ (3.3)       $(120.0)   $  144.1
                               2000      244.2         26.4           21.0          (54.2)      237.4
                               1999      232.8         35.2           29.2          (75.4)      221.8
Operating Margin:
                               2001       19.2%         9.6%          (1.2)%           nm         8.2%
                               2000       19.5%        14.6%           7.6%            nm        13.9%
                               1999       20.4%        20.4%          10.1%            nm        13.8%
Depreciation and
  Amortization:
                               2001   $   39.9       $  5.1         $ 14.0        $   4.6    $   63.6
                               2000       36.0          4.9           12.7            7.4        61.0
                               1999       33.6          2.1           12.6            7.9        56.2
Capital Expenditures:
                               2001   $   56.4       $  1.9         $  5.1        $    --    $   63.4
                               2000       32.1          9.8            9.5           21.1        72.5
                               1999       22.5          5.7           10.6           27.9        66.7
Long-Lived Assets:
                               2001   $  752.0       $ 65.4         $264.3        $    --    $1,081.7
                               2000      697.5         72.7          263.4             --     1,033.6
Total Assets:
                               2001   $1,200.1       $141.0         $397.9        $ 104.0    $1,843.0
                               2000    1,120.8        173.8          384.3           82.5     1,761.4

---------------
nm -- Not meaningful

     Income (loss) from operations reported for Scotts' three operating segments represents earnings before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. Accordingly, the Corporate operating loss for the fiscal years ended September 30, 2001, 2000 and 1999 includes amortization of certain intangible assets, corporate general and administrative expenses, certain other income/expense not allocated to the business segments and North America restructuring charges in fiscal 2001. International restructuring charges of approximately $10.4 million are included in International Consumer's operating loss in fiscal 2001. Global Professional operating income in fiscal 2001 is net of restructuring charges of $2.9 million.

     Total assets reported for Scotts' operating segments include the intangible assets for the acquired businesses within those segments. Corporate assets primarily include deferred financing and debt issuance costs, corporate intangible assets as well as deferred tax assets.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for fiscal 2001 and 2000.

                                   1st Qtr            2nd Qtr            3rd Qtr           4th Qtr         Full Year
--------------------------------------------------------------------------------------------------------------------
                                                         (in millions, except per share data)
FISCAL 2001
Net sales                         $    149.1         $    740.0         $    610.3         $248.3          $1,747.7
Gross profit                            34.6              319.1              230.7           67.0             651.4
Net income (loss)                      (51.2)              84.8               45.4          (63.5)             15.5
Basic earnings (loss) per
  common share                    $    (1.83)        $     3.01         $     1.60         $(2.24)         $   0.55
Common shares used in
  basic EPS calculation                 28.0               28.2               28.3           28.4              28.4
Diluted earnings (loss)
  per common share                $    (1.83)        $     2.80         $     1.49         $(2.24)         $   0.51
Common shares and
  dilutive potential
  common shares used in
  diluted EPS calculation               28.0               30.3               30.6           28.4              30.4

                                   1st Qtr            2nd Qtr            3rd Qtr           4th Qtr         Full Year
--------------------------------------------------------------------------------------------------------------------
                                                         (in millions, except per share data)
FISCAL 2000
Net sales                         $    186.1         $    693.9         $    581.4         $247.6          $1,709.0
Gross profit                            68.4              286.3              225.3           76.7             656.7
Net income (loss)                      (30.8)              63.4               52.8          (12.3)             73.1
Basic earnings (loss) per
  common share                    $    (1.32)        $     2.27         $     1.89         $(0.44)         $   2.39
Common shares used in
  basic EPS calculation                 28.2               27.9               27.9           28.0              27.9
Diluted earnings (loss)
  per common share                $    (1.32)        $     2.15         $     1.77         $(0.44)         $   2.25
Common shares and
  dilutive potential
  common shares used in
  diluted EPS calculation               28.2               29.5               29.7           28.0              29.6

     Certain reclassifications have been made within interim periods.

     Common stock equivalents, such as stock options, are excluded from the diluted loss per share calculation in periods where there is a net loss because their effect is anti-dilutive.

     Scotts' business is highly seasonal with approximately 75% of sales occurring in the second and third fiscal quarters combined.

NOTE 22. SUBSEQUENT EVENT

     In December 2001, the Amended Credit Agreement was amended to redefine EBITDA, to eliminate the net worth covenant and to modify the covenants pertaining to interest coverage and leverage. The amendment also increases the amount that may be borrowed in optional currencies to $360 million from $258.8 million and amends how proceeds from future equity or subordinated debt offerings, if any, will be used towards mandatory prepayments of revolving credit facility borrowings.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

     In January 1999, The Scotts Company issued $330 million of 8 5/8% Senior Subordinated Notes due 2009 to qualified institutional buyers under the provisions of Rule 144A of the Securities Act of 1933.

     The Notes are general obligations of The Scotts Company and are guaranteed by all of the existing wholly-owned, domestic subsidiaries and all future wholly-owned, significant (as defined in Regulation S-X of the Securities and Exchange Commission) domestic subsidiaries of The Scotts Company. These subsidiary guarantors jointly and severally guarantee The Scotts Company's obligations under the Notes. The guarantees represent full and unconditional general obligations of each subsidiary that are subordinated in right of payment to all existing and future senior debt of that subsidiary but are senior in right of payment to any future junior subordinated debt of that subsidiary.

     The following information presents consolidating Statements of Operations and Statements of Cash Flows for the three years ended September 30, 2001 and consolidated Balance Sheets as of September 30, 2001 and 2000. Separate audited financial statements of the individual guarantor subsidiaries have not been provided because management does not believe they would be meaningful to investors.

                                      ----

                               THE SCOTTS COMPANY
                            STATEMENT OF OPERATIONS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001
                                 (IN MILLIONS)

                                              Subsidiary      Non-
                                     Parent   Guarantors   Guarantors   Eliminations   Consolidated
---------------------------------------------------------------------------------------------------
Net sales                            $947.3     $390.0       $410.4        $             $1,747.7
Cost of sales                         630.7      216.4        241.9                       1,089.0
Restructuring and other charges         2.5        1.4          3.4                           7.3
                                     ------     ------       ------        ------        --------
Gross profit                          314.1      172.2        165.1                         651.4
Gross commission earned from
  marketing agreement                  34.6                     4.5                          39.1
Contribution expenses under
  marketing agreement                  16.9                     1.4                          18.3
                                     ------     ------       ------        ------        --------
Net commission earned from
  marketing agreement                  17.7                     3.1                          20.8
Advertising and promotion              97.6       10.1         43.3                         151.0
Selling, general and administrative   187.6       21.6        108.0                         317.2
Restructuring and other charges        47.5       11.0          9.9                          68.4
Amortization of goodwill and other
  intangibles                           1.7       15.8         10.2                          27.7
Equity income in non-guarantors       (61.7)                                 61.7
Intracompany allocations                1.0       (9.1)         8.1
Other (income) expense, net            (3.5)      (5.4)         0.4                          (8.5)
                                     ------     ------       ------        ------        --------
Income (loss) from operations          61.6      128.2        (11.7)        (61.7)          116.4
Interest (income) expense              78.4      (14.3)        23.6                          87.7
                                     ------     ------       ------        ------        --------
Income (loss) before income taxes     (16.8)     142.5        (35.3)        (61.7)           28.7
Income taxes (benefit)                (32.3)      60.5        (15.0)                         13.2
                                     ------     ------       ------        ------        --------
Net income (loss)                    $ 15.5     $ 82.0       $(20.3)       $(61.7)       $   15.5
                                     ======     ======       ======        ======        ========

                                      ----

                               THE SCOTTS COMPANY
                            STATEMENT OF CASH FLOWS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001
                                 (IN MILLIONS)

                                                  Subsidiary      Non-
                                         Parent   Guarantors   Guarantors   Eliminations   Consolidated
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                             $15.5      $82.0        $(20.3)       $(61.7)       $  15.5
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation                          15.5       10.2           6.9                         32.6
    Amortization                           1.9       15.7          13.4                         31.0
    Deferred taxes                       (19.9)                                                (19.9)
    Equity income in non-guarantors      (61.7)                                  61.7
    Restructuring and other charges       13.2       14.5                                       27.7
    Loss on sale of property
    Changes in assets and liabilities,
       net of acquired businesses:
       Accounts receivable                 0.4      (10.3)         (4.3)                       (14.2)
       Inventories                       (48.9)      (5.2)        (14.4)                       (68.5)
       Prepaid and other current assets   28.7       (1.5)          4.2                         31.4
       Accounts payable                   (6.5)      (2.9)          6.6                         (2.8)
       Accrued taxes and liabilities      32.6      (72.1)         16.8                        (22.7)
       Restructuring reserves             13.3       11.4          12.6                         37.3
       Other assets                       (3.9)      13.3          (3.3)                         6.1
       Other liabilities                   1.6      (10.8)         16.8                          7.6
       Other, net                         10.4        0.4          (6.2)                         4.6
                                         -----      -----        ------        ------        -------
Net cash (used in) provided by
  operating activities                    (7.8)      44.7          28.8                         65.7
                                         -----      -----        ------        ------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property, plant and
    equipment                            (41.8)     (13.9)         (7.7)                       (63.4)
  Proceeds from sale of equipment
  Investments in acquired businesses,
    net of cash acquired                            (13.5)        (13.0)                       (26.5)
Repayment of seller notes                            (1.2)         (9.9)                       (11.1)
                                         -----      -----        ------        ------        -------
Net cash used in investing activities    (41.8)     (28.6)        (30.6)                      (101.0)
                                         -----      -----        ------        ------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under
  revolving and bank lines of credit       2.2                      2.2                          4.4
Cash received from exercise of stock
  options                                 17.0                                                  17.0
Intercompany financing                    17.8      (14.9)         (2.9)
                                         -----      -----        ------        ------        -------
Net cash provided by (used in)
  financing activities                    37.0      (14.9)         (0.7)                        21.4
Effect of exchange rate changes on cash                            (0.4)                        (0.4)
                                         -----      -----        ------        ------        -------
Net increase (decrease) in cash          (12.6)       1.2          (2.9)                       (14.3)
Cash and cash equivalents, beginning of
  period                                  16.0       (0.6)         17.6                         33.0
                                         -----      -----        ------        ------        -------
Cash and cash equivalents, end of
  period                                 $ 3.4      $ 0.6        $ 14.7        $  0.0        $  18.7
                                         =====      =====        ======        ======        =======

                                      ----

                               THE SCOTTS COMPANY
                                 BALANCE SHEET
                            AS OF SEPTEMBER 30, 2001
                  (IN MILLIONS, EXCEPT PER SHARE INFORMATION)

                                               Subsidiary       Non-
                                    Parent     Guarantors    Guarantors    Eliminations    Consolidated
-------------------------------------------------------------------------------------------------------
                                                ASSETS
Current Assets:
  Cash                             $    3.4      $  0.6        $ 14.7       $                $   18.7
  Accounts receivable, net             93.3        53.1          74.4                           220.8
  Inventories, net                    236.8        54.0          77.6                           368.4
  Current deferred tax asset           52.2         0.5          (0.5)                           52.2
  Prepaid and other assets             16.7         2.6          14.8                            34.1
                                   --------      ------        ------       ---------        --------
    Total current assets              402.4       110.8         181.0                           694.2
Property, plant and equipment,
  net                                 196.5        75.0          39.2                           310.7
Intangible assets, net                 28.8       478.6         263.7                           771.1
Other assets                           49.7         6.1          11.2                            67.0
Investment in affiliates              898.2                                    (898.2)
Intracompany assets                               215.6                        (215.6)
                                   --------      ------        ------       ---------        --------
    Total assets                    1,575.6       886.1         495.1        (1,113.8)        1,843.0
                                   ========      ======        ======       =========        ========
                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt                      31.5        15.0          24.8                            71.3
  Accounts payable                     75.1        20.5          55.3                           150.9
  Accrued liabilities                 124.0        26.6          57.4                           208.0
  Accrued taxes                        16.4         2.8          (4.3)                           14.9
                                   --------      ------        ------       ---------        --------
    Total current liabilities         247.0        64.9         133.2                           445.1
Long-term debt                        559.1         5.8         251.6                           816.5
Other liabilities                      48.8         0.4          26.0                            75.2
Intracompany liabilities              188.3                      27.3          (215.6)
                                   --------      ------        ------       ---------        --------
  Total liabilities                 1,043.2        71.1         438.1          (215.6)        1,336.8
Commitments and Contingencies
Shareholders' Equity:
  Preferred shares, no par value,
    none issued
  Investment from parent                          488.1          60.4          (548.5)
  Common shares, no par value per
    share, $.01 stated value per
    share, issued 31.3 shares in
    2001                                0.3                                                       0.3
  Capital in excess of stated
    value                             398.3                                                     398.3
  Retained earnings                   212.3       329.3          20.4          (349.7)          212.3
  Treasury stock at cost, 2.6
    shares issued                     (70.0)                                                    (70.0)
Accumulated other comprehensive
  income                               (8.5)       (2.4)        (23.8)                          (34.7)
                                   --------      ------        ------       ---------        --------
       Total shareholders' equity     532.4       815.0          57.0          (898.2)          506.2
                                   --------      ------        ------       ---------        --------
Total liabilities and
  shareholders' equity             $1,575.6      $886.1        $495.1       $(1,113.8)       $1,843.0
                                   ========      ======        ======       =========        ========

                                      ----

                               THE SCOTTS COMPANY
                            STATEMENT OF OPERATIONS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                                 (IN MILLIONS)

                                         Subsidiary       Non-
                               Parent    Guarantors    Guarantors    Eliminations    Consolidated
-------------------------------------------------------------------------------------------------
Net sales                      $897.7      $406.2        $405.1         $              $1,709.0
Cost of sales                   557.3       260.2         233.0                         1,050.5
                               ------      ------        ------         ------         --------
Gross profit                    340.4       146.0         172.1                           658.5
Gross commission earned from
  marketing agreement            34.9                       4.3                            39.2
Contribution expenses under
  marketing agreement             9.2                       0.7                             9.9
                               ------      ------        ------         ------         --------
Net commission earned from
  marketing agreement            25.7                       3.6                            29.3
Advertising and promotion        85.6        25.9          42.3                           153.8
Selling, general and
  administrative                183.3        25.9          93.5                           302.7
Amortization of goodwill and
  other intangibles               2.0        15.5           9.6                            27.1
Equity income in
  non-guarantors                (52.4)                                    52.4
Intracompany allocations        (19.7)        9.8           9.9
Other (income) expenses, net      1.8        (8.7)          0.9                            (6.0)
                               ------      ------        ------         ------         --------
Income (loss) from operations   165.5        77.6          19.5          (52.4)           210.2
Interest (income) expense        81.5       (11.3)         23.7                            93.9
                               ------      ------        ------         ------         --------
Income (loss) before income
  taxes                          84.0        88.9          (4.2)         (52.4)           116.3
Income taxes (benefit)           10.9        33.9          (1.6)                           43.2
                               ------      ------        ------         ------         --------
Net income (loss)              $ 73.1      $ 55.0        $ (2.6)        $(52.4)        $   73.1
                               ======      ======        ======         ======         ========

                                      ----

                               THE SCOTTS COMPANY
                            STATEMENT OF CASH FLOWS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                                 (IN MILLIONS)

                                               Subsidiary       Non-
                                     Parent    Guarantors    Guarantors    Eliminations    Consolidated
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net income                         $73.1       $ 55.0        $ (2.6)        $(52.4)         $73.1
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
       Depreciation                   16.0          8.0           5.0                          29.0
       Amortization                    5.6         16.5           9.9                          32.0
       Deferred taxes                  7.5                                                      7.5
       Equity income in non-
         guarantors                  (52.4)                                     52.4
       Loss on sale of fixed assets    0.6          1.8           2.0                           4.4
       Gain on sale of business       (4.6)                                                    (4.6)
       Changes in assets and
         liabilities, net of
         acquired businesses:
         Accounts receivable          48.3        (43.5)          1.6                           6.4
         Inventories                 (18.2)        12.5          11.5                           5.8
         Prepaid and other current
           assets                    (13.0)         1.2           2.6                          (9.2)
         Accounts payable             (5.0)        17.9           6.5                          19.4
         Accrued taxes and other
           liabilities                51.5        (12.7)        (16.3)                         22.5
       Other assets                   (1.8)        (6.5)          3.6                          (4.7)
       Other liabilities               3.1         (1.0)         (8.5)                         (6.4)
       Other, net                     (4.9)         1.5          (0.3)                         (3.7)
                                     ------      ------        ------         ------          -----
Net cash provided by operating
  activities                         105.8         50.7          15.0                         171.5
                                     ------      ------        ------         ------          -----
CASH FLOWS FROM INVESTING
  ACTIVITIES
  Investment in property, plant and
    equipment                        (53.2)        (9.0)        (10.3)                        (72.5)
  Proceeds from sale of equipment                                 1.8                           1.8
  Investments in non-guarantors      (11.8)        (4.1)         (2.4)                        (18.3)
  Repayments of seller notes           7.0                       (8.0)                         (1.0)
  Other net                            0.5                                                      0.5
                                     ------      ------        ------         ------          -----
Net cash used in investing
  activities                         (57.5)       (13.1)        (18.9)                        (89.5)
                                     ------      ------        ------         ------          -----
CASH FLOWS FROM FINANCING
  ACTIVITIES
  Net (repayments) borrowings under
    revolving and bank lines of
    credit                           (48.2)         4.5          (7.0)                        (50.7)
  Dividends on Class A
    Convertible Preferred Stock       (6.4)                                                    (6.4)
  Repurchase of treasury shares      (23.9)                                                   (23.9)
  Cash received from exercise of
    stock options                      2.8                                                      2.8
  Intercompany financing              34.9        (45.8)         10.9
                                     ------      ------        ------         ------          -----
Net cash used in financing
  activities                         (40.8)       (41.3)          3.9                         (78.2)
Effect of exchange rate changes on
  cash                                                           (1.1)                         (1.1)
                                     ------      ------        ------         ------          -----
Net increase (decrease) in cash        7.5         (3.7)         (1.1)                          2.7
Cash and cash equivalents,
  beginning of period                  8.5          3.1          18.7                          30.3
                                     ------      ------        ------         ------          -----
Cash and cash equivalents, end of
  period                             $16.0       $ (0.6)       $ 17.6         $  0.0          $33.0
                                     ======      ======        ======         ======          =====

                                      ----

                               THE SCOTTS COMPANY
                                 BALANCE SHEET
                            AS OF SEPTEMBER 30, 2000
                  (IN MILLIONS, EXCEPT PER SHARE INFORMATION)

                                                Subsidiary      Non-
                                      Parent    Guarantors   Guarantors   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------
                                               ASSETS
Current Assets:
  Cash                               $   16.0     $ (0.6)      $ 17.6      $               $   33.0
  Accounts receivable, net              103.2       42.7         70.1                         216.0
  Inventories, net                      189.6       54.7         63.2                         307.5
  Current deferred tax asset             26.1        0.5         (1.5)                         25.1
  Prepaid and other assets               42.2        1.1         19.0                          62.3
                                     --------     ------       ------      ---------       --------
     Total current assets               377.1       98.4        168.4                         643.9
Property, plant and equipment, net      191.8       60.0         38.7                         290.5
Intangible assets, net                   81.1      417.9        244.1                         743.1
Other assets                             66.2        6.5         11.2                          83.9
Investment in affiliates                836.5                                 (836.5)
Intracompany assets                                246.5                      (246.5)
                                     --------     ------       ------      ---------       --------
     Total assets                     1,552.7      829.3        462.4       (1,083.0)       1,761.4
                                     ========     ======       ======      =========       ========
                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt                        29.6        2.6         17.2                          49.4
  Accounts payable                       81.6       22.7         48.7                         153.0
  Accrued liabilities                   119.1       16.9         38.3                         174.3
  Accrued taxes                         (12.4)      48.5         (3.0)                         33.1
                                     --------     ------       ------      ---------       --------
     Total current liabilities          217.9       90.7        101.2                         409.8
Long-term debt                          555.2        4.7        253.5                         813.4
Other liabilities                        43.8                    16.5                          60.3
Intracompany liabilities                238.3                     8.2         (246.5)
                                     --------     ------       ------      ---------       --------
     Total liabilities                1,055.2       95.4        379.4         (246.5)       1,283.5
Commitments and Contingencies
Shareholders' Equity:
  Preferred shares, no par value,
     none issued
  Investment from parent                           488.7         59.8         (548.5)
  Common shares, no par value
     share, $.01 stated value per
     share, 31.3 shares issued in
     2000                                 0.3                                                   0.3
  Capital in excess of stated value     389.3                                                 389.3
  Retained earnings                     196.8      247.3         40.7         (288.0)         196.8
  Treasury stock at cost, 3.4
     shares issued                      (83.5)                                                (83.5)
Accumulated other comprehensive
  income                                 (5.4)      (2.1)       (17.5)                        (25.0)
                                     --------     ------       ------      ---------       --------
  Total shareholders' equity            497.5      733.9         83.0         (836.5)         477.9
                                     --------     ------       ------      ---------       --------
     Total liabilities and
       shareholders' equity          $1,552.7     $829.3       $462.4      $(1,083.0)      $1,761.4
                                     ========     ======       ======      =========       ========

                                      ----

                               THE SCOTTS COMPANY
                            STATEMENT OF OPERATIONS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
                                 (IN MILLIONS)

                                              Subsidiary      Non-
                                     Parent   Guarantors   Guarantors   Eliminations   Consolidated
---------------------------------------------------------------------------------------------------
Net sales                            $731.1     $466.2       $405.2        $             $1,602.5
Cost of sales                         465.2      296.8        225.3                         987.3
                                     ------     ------       ------        ------        --------
Gross profit                          265.9      169.4        179.9                         615.2
Gross commission earned from
  marketing agreement                  28.6                     1.7                          30.3
Contribution expenses under
  marketing agreement                   1.6                                                   1.6
                                     ------     ------       ------        ------        --------
Net commission earned from
  marketing agreement                  27.0                     1.7                          28.7
Advertising and promotion              55.0       39.4         48.8                         143.2
Selling, general and administrative   156.7       39.6         84.9                         281.2
Restructuring and other charges         1.4                                                   1.4
Amortization of goodwill and other
  intangibles                          12.8        4.2          8.6                          25.6
Equity income in non-guarantors       (55.7)                                 55.7
Intracompany allocations              (12.8)       2.8         10.0
Other income, net                      (3.1)      (0.1)        (0.4)                         (3.6)
                                     ------     ------       ------        ------        --------
Income (loss) from operations         138.6       83.5         29.7         (55.7)          196.1
Interest (income) expense              55.9                    23.2                          79.1
                                     ------     ------       ------        ------        --------
Income (loss) before income taxes      82.7       83.5          6.5         (55.7)          117.0
Income taxes (benefit)                 13.6       31.8          2.5                          47.9
                                     ------     ------       ------        ------        --------
Income (loss) before extraordinary
  item                                 69.1       51.7          4.0         (55.7)           69.1
Extraordinary loss on early
  extinguishment of debt, net of
  income tax benefit                    5.9                                                   5.9
                                     ------     ------       ------        ------        --------
Net income (loss)                    $ 63.2     $ 51.7       $  4.0        $(55.7)       $   63.2
                                     ======     ======       ======        ======        ========

                                      ----

                               THE SCOTTS COMPANY
                            STATEMENT OF CASH FLOWS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
                                 (IN MILLIONS)

                                                     Subsidiary      Non-
                                            Parent   Guarantors   Guarantors   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                $ 63.2     $ 51.7      $   4.0        $(55.7)       $  63.2
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
       Depreciation                           12.9        9.6          6.5                         29.0
       Amortization                            8.8        8.5          9.9                         27.2
       Deferred taxes                          0.5                                                  0.5
       Equity income in non-guarantors       (55.7)                                 55.7
       Extraordinary loss                      5.9                                                  5.9
       Loss on sale of property                2.7       (1.0)         0.1                          1.8
       Changes in assets and liabilities,
         net of acquired businesses:
         Accounts receivable                   4.1       19.6                                      23.7
         Inventories                         (27.9)       6.3                                     (21.6)
         Prepaid and other current assets    (16.5)       1.9        (10.6)                       (25.2)
         Accounts payable                     14.8       (0.2)        (3.9)                        10.7
         Accrued taxes and other
           liabilities                       (11.0)      25.7        (25.4)                       (10.7)
         Other assets                        (35.4)       0.7         (1.2)                       (35.9)
         Other liabilities                     9.8       (3.0)        (4.6)                         2.2
         Other, net                            2.6        0.4          4.4                          7.4
                                            ------     ------      -------        ------        -------
Net cash provided by (used in) operating
  activities                                 (21.2)     120.2        (20.8)                        78.2
                                            ------     ------      -------        ------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property, plant and
    equipment                                (48.1)      (7.9)       (10.7)                       (66.7)
  Proceeds from sale of equipment              1.0        0.5                                       1.5
  Investments in acquired businesses, net
    of cash acquired                        (350.1)                 (156.1)                      (506.2)
  Other                                       (1.0)       1.5         (0.7)                        (0.2)
                                            ------     ------      -------        ------        -------
Net cash used in investing activities       (398.2)      (5.9)      (167.5)                      (571.6)
                                            ------     ------      -------        ------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under revolving and bank
    lines of credit                          419.7                   167.6                        587.3
  Repayment of outstanding balance on old
    credit facility                         (241.0)                                              (241.0)
  Issuance of 8 5/8% Senior Subordinated
    Notes                                    330.0                                                330.0
  Extinguishment of 9 7/8%
  Senior Subordinated Notes                 (107.1)                                              (107.1)
  Settlement of interest rate locks          (12.9)                                               (12.9)
  Financing and issuance fees                (24.1)                                               (24.1)
  Dividends on Class A Convertible
    Preferred Stock                          (12.1)                                               (12.1)
  Repurchase of treasury shares              (10.0)                                               (10.0)
  Cash received from exercise of stock
    options                                    3.8                                                  3.8
  Investment from parent                      76.7     (109.1)        32.4
                                            ------     ------      -------        ------        -------
Net cash provided by (used in) financing
  activities                                 423.0     (109.1)       200.0                        513.9
Effect of exchange rate changes on cash                   0.0         (0.8)                        (0.8)
                                            ------     ------      -------        ------        -------
Net increase in cash                           3.6        5.2         10.9                         19.7
Cash and cash equivalents, beginning of
  period                                       4.9       (2.1)         7.8                         10.6
                                            ------     ------      -------        ------        -------
Cash and cash equivalents, end of period    $  8.5     $  3.1      $  18.7        $  0.0        $  30.3
                                            ======     ======      =======        ======        =======

                                      ----

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of The Scotts Company

     Our audits of the consolidated financial statements referred to in our report dated October 29, 2001, except for Note 22, as to which the date is December 12, 2001, appearing in Item 14(a)(1) of this Annual Report on Form 10-K, also included an audit of the financial statement schedules appearing in
Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
Columbus, Ohio

October 29, 2001, except for Note 22, as to which the date is December 12, 2001

                                      ----

                               THE SCOTTS COMPANY
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001
                                 (IN MILLIONS)

Column A                                 Column B    Column C   Column D     Column E    Column F
--------                                 ---------   --------   ---------   ----------   ---------
                                          Balance               Additions   Deductions
                                            at                   Charged     Credited     Balance
                                         Beginning   Reserves      to          and        at End
Classification                           of Period   Acquired    Expense    Write-Offs   of Period
--------------------------------------------------------------------------------------------------
Valuation and qualifying accounts
  deducted from the assets to which
  they apply:
Inventory reserve                          $20.1      $  --       $10.5       $ (8.3)      $22.3
Allowance for doubtful accounts             11.7        0.2        20.9         (8.9)       23.9

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

                                      ----

                               THE SCOTTS COMPANY
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                               INDEX TO EXHIBITS

Exhibit
  No.                        Description                                       Location
--------------------------------------------------------------------------------------------------------
2(a)     Amended and Restated Agreement and Plan of Merger,   Incorporated herein by reference to the
         dated as of May 19, 1995, among Stern's Miracle-Gro  Registrant's Current Report on Form 8-K
         Products, Inc., Stern's Nurseries, Inc.,             dated May 31, 1995 (File No. 0-19768)
         Miracle-Gro Lawn Products Inc., Miracle-Gro          [Exhibit 2(b)]
         Products Limited, Hagedorn Partnership, L.P., the
         general partners of Hagedorn Partnership, L.P.,
         Horace Hagedorn, Community Funds, Inc., and John
         Kenlon, The Scotts Company (the "Registrant"), and
         ZYX Corporation
2(b)     First Amendment to Amended and Restated Agreement    Incorporated herein by reference to the
         and Plan of Merger, made and entered into as of      Registrant's Current Report on Form 8-K
         October 1, 1999, among the Registrant, Scotts        dated October 4, 1999 (File No. 1-11593)
         Miracle-Gro Products, Inc. (as successor to ZYX      [Exhibit 2]
         Corporation and Stern's Miracle-Gro Products,
         Inc.), Miracle-Gro Lawn Products Inc., Miracle-Gro
         Products Limited, Hagedorn Partnership, L.P.,
         Community Funds, Inc., Horace Hagedorn and John
         Kenlon, and James Hagedorn, Katherine Hagedorn
         Littlefield, Paul Hagedorn, Peter Hagedorn, Robert
         Hagedorn and Susan Hagedorn
2(c)     Master Contract, dated September 30, 1998, by and    Incorporated herein by reference to the
         between Rhone-Poulenc Agro; the Registrant; Scotts   Registrant's Current Report on Form 8-K
         Celaflor GmbH & Co. K.G.; "David"                    dated October 22, 1998 (File No. 1-11593)
         Sechsundfunfzigste Beteiligungs und                  [Exhibit 2]
         Verwaltungsgesellschaft GmbH; Rhone-Poulenc Agro
         Europe GmbH; Scotts France Holdings S.A.R.L.;
         Scotts France S.A.R.L.; and Scotts Belgium 2
         B.V.B.A.
2(d)(1)  U.S. Asset Purchase Agreement, dated as of March     Incorporated herein by reference to the
         29, 2000, by and among The Andersons, Inc. and The   Registrant's Quarterly Report on Form 10-Q
         Andersons Agriservices, Inc., as buyers, and the     for the fiscal quarter ended July 1, 2000
         Registrant and OMS Investments, Inc., as sellers     (File No. 1-13292) [Exhibit 2(e)(i)]
2(d)(2)  Canadian Asset Purchase Agreement, dated as of       Incorporated herein by reference to the
         March 29, 2000, by and among The Nu-Gro              Registrant's Quarterly Report on Form 10-Q
         Corporation, as buyer, and the Registrant and OMS    for the fiscal quarter ended July 1, 2000
         Investments, Inc., as sellers                        (File No. 1-13292) [Exhibit 2(e)(ii)]
3(a)(1)  Certificate of Amendment by Shareholders to          Incorporated herein by reference to the
         Articles of The Scotts Company reflecting adoption   Registrant's Quarterly Report on Form 10-Q
         of amendment to Article FOURTH of Amended Articles   for the fiscal quarter ended December 30,
         of Incorporation by the shareholders of The Scotts   2000 (File No. 1-13292) [Exhibit 3(a)(1)]
         Company on January 18, 2001, as filed with Ohio
         Secretary of State on January 18, 2001
3(a)(2)  Certificate of Amendment by Directors of The Scotts  Incorporated herein by reference to the
         Company reflecting adoption of Restated Articles of  Registrant's Quarterly Report on Form 10-Q
         Incorporation attached thereto, by the Board of      for the fiscal quarter ended December 30,
         Directors of The Scotts Company on January 18,       2000 (File No. 1-13292) [Exhibit 3(a)(2)]
         2001, as filed with Ohio Secretary of State on
         January 29, 2001

                                      ----

Exhibit
  No.                        Description                                       Location
--------------------------------------------------------------------------------------------------------
3(b)(1)  Certificate regarding Adoption of Amendments to the  Incorporated herein by reference to the
         Code of Regulations of The Scotts Company by the     Registrant's Quarterly Report on Form 10-Q
         Shareholders on January 18, 2001                     for the fiscal quarter ended December 30,
                                                              2000 (File No. 1-13292) [Exhibit 3(b)(1)]
3(b)(2)  Code of Regulations of The Scotts Company            Incorporated herein by reference to the
         (reflecting amendments through January 18, 2001)     Registrant's Quarterly Report on Form 10-Q
         [for SEC reporting compliance purposes only]         for the fiscal quarter ended December 30,
                                                              2000 (File No. 1-13292) [Exhibit 3(b)(2)]
4(a)     Form of Series A Warrant                             Included in Exhibit 2(a) above
4(b)     Form of Series B Warrant                             Included in Exhibit 2(a) above
4(c)     Form of Series C Warrant                             Included in Exhibit 2(a) above
4(d)     Credit Agreement, dated as of December 4, 1998, by   Incorporated herein by reference to the
         and among the Registrant; OM Scott International     Registrant's Current Report on Form 8-K
         Investments Ltd., Miracle Garden Care Limited,       dated December 11, 1998 (File No. 1-11593)
         Scotts Holdings Limited, Hyponex Corporation,        [Exhibit 4]
         Scotts Miracle-Gro Products, Inc., Scotts-Sierra
         Horticultural Products Company, Republic Tool &
         Manufacturing Corp., Scotts-Sierra Investments,
         Inc., Scotts France Holdings SARL, Scotts Holding
         GmbH, Scotts Celaflor GmbH & Co. KG, Scotts France
         SARL, Scotts Belgium 2 BVBA and The Scotts Company
         (UK) Ltd. and other subsidiaries of the Registrant
         who are also borrowers from time to time; the
         lenders party thereto; The Chase Manhattan Bank as
         Administrative Agent; Salomon Smith Barney, Inc. as
         Syndication Agent; Credit Lyonnais Chicago Branch
         and NBD Bank as Co-Documentation Agents; and Chase
         Securities Inc. as Lead Arranger and as Book
         Manager
4(e)     Waiver, dated as of January 19, 1999, to the Credit  Incorporated herein by reference to the
         Agreement, dated as of December 4, 1998, among the   Registrant's Annual Report on Form 10-K
         Registrant; OM Scott International Investments       for the fiscal year ended September 30,
         Ltd., Miracle Garden Care Limited, Scotts Holdings   1999 (File No. 1-11593) [Exhibit 4(e)]
         Limited, Hyponex Corporation, Scotts Miracle-Gro
         Products, Inc., Scotts-Sierra Horticultural
         Products Company, Republic Tool & Manufacturing
         Corp., Scotts-Sierra Investments, Inc., Scotts
         France Holdings SARL, Scotts Holding GmbH, Scotts
         Celaflor GmbH & Co. KG, Scotts France SARL, Scotts
         Belgium 2 BVBA, The Scotts Company (UK) Ltd. and
         other subsidiaries of the Registrant who are also
         borrowers from time to time; the lenders party
         thereto; The Chase Manhattan Bank as Administrative
         Agent; Salomon Smith Barney, Inc. as Syndication
         Agent; Credit Lyonnais Chicago Branch and NBD Bank
         as Co-Documentation Agents; and Chase Securities
         Inc., as Lead Arranger and Book Manager

                                      ----

Exhibit
  No.                        Description                                       Location
--------------------------------------------------------------------------------------------------------
4(f)     Amendment No. 1 and Consent dated as of October 13,  Incorporated herein by reference to the
         1999 to the Credit Agreement, dated as of December   Registrant's Annual Report on Form 10-K
         4, 1998, as amended by the Waiver, dated as of       for the fiscal year ended September 30,
         January 19, 1999, among the Registrant; OM Scott     1999 (File No. 1-11593) [Exhibit 4(f)]
         International Investments Ltd., Miracle Garden Care
         Limited, Scotts Holdings Limited, Hyponex
         Corporation, Scotts Miracle-Gro Products, Inc.,
         Scotts-Sierra Horticultural Products Company,
         Republic Tool & Manufacturing Corp., Scotts-Sierra
         Investments, Inc., Scotts France Holdings SARL,
         Scotts Holding GmbH, Scotts Celaflor GmbH & Co. KG,
         Scotts France SARL, Scotts Belgium 2 BVBA, The
         Scotts Company (UK) Ltd., Scotts Canada Ltd.,
         Scotts Europe B.V., ASEF B.V. and other
         subsidiaries of the Registrant who are also
         borrowers from time to time; the lenders party
         thereto; The Chase Manhattan Bank as Administrative
         Agent; Salomon Smith Barney, Inc. as Syndication
         Agent; Credit Lyonnais Chicago and NBD Bank as
         Co-Documentation Agents; and Chase Securities Inc.
         as Lead Arranger and Book Manager
4(g)     Waiver No. 2, dated as of February 14, 2000, to the  Incorporated herein by reference to the
         Credit Agreement, dated as of December 4, 1998, as   Registrant's Quarterly Report on Form 10-Q
         amended by the Waiver, dated as of January 19,       for the fiscal quarter ended April 1, 2000
         1999, and the Amendment No. 1 and Consent, dated as  (File No. 1-13292) [Exhibit 4(h)]
         of October 13, 1999, among the Registrant; OM Scott
         International Investments Ltd., Miracle Garden Care
         Limited, Scotts Holdings Limited, Hyponex
         Corporation, Scotts Miracle-Gro Products, Inc.,
         Scotts-Sierra Horticultural Products Company,
         Republic Tool & Manufacturing Corp., Scotts-Sierra
         Investments, Inc., Scotts France Holdings SARL,
         Scotts Holding GmbH, Scotts Celaflor GmbH & Co. KG,
         Scotts France SARL, Scotts ASEF BVBA (fka Scotts
         Belgium 2 BVBA), The Scotts Company (UK) Ltd.,
         Scotts Canada Ltd., Scotts Europe B.V., ASEF B.V.,
         Scotts Australia PTY Ltd., and other subsidiaries
         of the Registrant who are also borrowers from time
         to time; the lenders party thereto; The Chase
         Manhattan Bank as Administrative Agent; Salomon
         Smith Barney, Inc. as Syndication Agent; Credit
         Lyonnais Chicago Branch and Bank One, Michigan, as
         successor to NBD Bank, as Co-Documentation Agents;
         and Chase Securities Inc., as Lead Arranger and
         Book Manager

                                      ----

Exhibit
  No.                        Description                                       Location
--------------------------------------------------------------------------------------------------------
4(h)     Amendment No. 2, dated as of June 9, 2000, to the    Incorporated herein by reference to the
         Credit Agreement, dated as of December 4, 1998, as   Registrant's Quarterly Report on Form 10-Q
         amended by the Waiver, dated as of January 19,       for the fiscal quarter ended July 1, 2000
         1999, the Amendment No. 1 and Consent, dated as of   (File No. 1-13292) [Exhibit 4(i)]
         October 13, 1999, and the Waiver No. 2, dated as of
         February 14, 2000, among the Registrant; OM Scott
         International Investments Ltd., Miracle Garden Care
         Limited, Scotts Holdings Limited, Hyponex
         Corporation, Scotts Miracle-Gro Products, Inc.,
         Scotts-Sierra Horticultural Products Company,
         Republic Tool & Manufacturing Corp., Scotts-Sierra
         Investments, Inc., Scotts France Holdings SARL,
         Scotts Holding GmbH, Scotts Celaflor GmbH & Co. KG,
         Scotts France SARL, Scotts ASEF BVBA (fka Scotts
         Belgium 2 BVBA), The Scotts Company (UK) Ltd.,
         Scotts Canada Ltd., Scotts Europe B.V., ASEF B.V.,
         Scotts Australia PTY Ltd., and other subsidiaries
         of the Registrant who are also borrowers from time
         to time; the lenders party thereto; The Chase
         Manhattan Bank as Administrative Agent; Salomon
         Smith Barney, Inc. as Syndication Agent; Credit
         Lyonnais New York Branch and Bank One, Michigan, as
         successor to NBD Bank, as Co-Documentation Agents;
         and Chase Securities Inc., as Lead Arranger and
         Book Manager
4(i)     Amended and Restated Credit Agreement, dated as of   Incorporated herein by reference to the
         December 5, 2000, among the Registrant, as           Registrant's Annual Report on Form 10-K
         Borrower; OM Scott International Investments Ltd.,   for the fiscal year ended September 30,
         Miracle Garden Care Limited, Scotts Holdings         2000 (File No. 1-13292) [Exhibit 4(i)]
         Limited, Hyponex Corporation, Scotts Manufacturing
         Company, Scotts-Sierra Horticultural Products
         Company, Republic Tool & Manufacturing Corp.,
         Scotts-Sierra Investments, Inc., Scotts France
         Holdings SARL, Scotts Holding GmbH, Scotts Celaflor
         GmbH & Co. KG, Scotts France SARL, Scotts Belgium
         BVBA, The Scotts Company (UK) Ltd., Scotts Canada
         Ltd., Scotts International B.V., ASEF B.V., Scotts
         Australia PTY Ltd., and other subsidiaries of the
         Registrant who are also borrowers from time to
         time; the lenders party thereto; Salomon Smith
         Barney Inc., as Syndication Agent; Credit Lyonnais
         New York Branch, as Co-Documentation Agent; Bank
         One, Michigan, as successor to NBD Bank, as
         Co-Documentation Agent; The Chase Manhattan Bank as
         Administrative Agent; and Chase Securities Inc., as
         Lead Arranger and Book Manager

                                      ----

Exhibit
  No.                        Description                                       Location
--------------------------------------------------------------------------------------------------------
4(j)     Waiver No. 3, dated as of October 19, 2001, to the   *
         Credit Agreement, dated as of December 4, 1998, as
         amended by the Waiver, dated as of January 19,
         1999, the Amendment No. 1 and Consent, dated as of
         October 13, 1999, Waiver No. 2, dated as of
         February 14, 2000, Amendment No. 2, dated as of
         June 9, 2000, and as amended and restated by the
         Amended and Restated Credit Agreement, dated as of
         December 5, 2000, among the Registrant; the
         subsidiaries of the Registrant who are also
         borrowers from time to time; the lenders party
         thereto; The Chase Manhattan Bank as Administrative
         Agent; Salomon Smith Barney, Inc. as Syndication
         Agent; Credit Lyonnais New York Branch as
         Co-Documentation Agent; Bank One, Michigan, as
         successor to NBD Bank, as Co-Documentation Agent;
         and J. P. Morgan Securities Inc., as successor to
         Chase Securities Inc., as Lead Arranger and Book
         Manager
4(k)     Amendment No. 3, dated as of December 12, 2001, to   *
         the Credit Agreement, dated as of December 4, 1998,
         as amended by the Waiver, dated as of January 19,
         1999, the Amendment No. 1 and Consent, dated as of
         October 13, 1999, Waiver No. 2, dated as of
         February 14, 2000, Amendment No. 2, dated as of
         June 9, 2000, and as amended and restated by the
         Amended and Restated Credit Agreement, dated as of
         December 5, 2000, as amended by Waiver No. 3, dated
         as of October 19, 2001, among the Registrant; the
         subsidiaries of the Registrant who are also
         borrowers from time to time; the lenders party
         thereto; JP Morgan Chase Bank (The Chase Manhattan
         Bank), as Administrative Agent; Salomon Smith
         Barney, Inc., as Syndication Agent; Credit Lyonnais
         New York Branch, as Co-Documentation Agent; Bank
         One, Michigan, as successor to NBD Bank, as Co-
         Documentation Agent; and J.P. Morgan Securities
         Inc., as successor to Chase Securities Inc., as
         Lead Arranger and Book Manager
4(l)     Indenture dated as of January 21, 1999 between The   Incorporated herein by reference to the
         Scotts Company and State Street Bank and Trust       Registrant's Registration Statement on
         Company, as Trustee                                  Form S-4 filed on April 21, 1999
                                                              (Registration No. 333-76739) [Exhibit 4]
10(a)(1) The O.M. Scott & Sons Company Excess Benefit Plan,   Incorporated herein by reference to the
         effective October 1, 1993                            Annual Report on Form 10-K for the fiscal
                                                              year ended September 30, 1993, of The
                                                              Scotts Company, a Delaware corporation
                                                              (File No. 0-19768) [Exhibit 10(h)]
10(a)(2) First Amendment to The O.M. Scott & Sons Company     *
         Excess Benefit Plan, effective as of January 1,
         1998
10(a)(3) Second Amendment to The O.M. Scott & Sons Company    *
         Excess Benefit Plan, effective as of January 1,
         1999

                                      ----

Exhibit
  No.                        Description                                       Location
--------------------------------------------------------------------------------------------------------
10(b)    The Scotts Company 1992 Long Term Incentive Plan     Incorporated herein by reference to the
         (as amended through May 15, 2000)                    Registrant's Quarterly Report on Form 10-Q
                                                              for the fiscal quarter ended April 1, 2000
                                                              (File No. 1-13292) [Exhibit 10(b)]
10(c)    The Scotts Company Executive Annual Incentive Plan   *
10(d)    The Scotts Company 1996 Stock Option Plan (as        Incorporated herein by reference to the
         amended through May 15, 2000)                        Registrant's Quarterly Report on Form 10-Q
                                                              for the fiscal quarter ended April 1, 2000
                                                              (File No. 1-13292) [Exhibit 10(d)]
10(e)    Specimen form of Stock Option Agreement (as amended  *
         through October 23, 2001) for Non-Qualified Stock
         Options granted to employees under The Scotts
         Company 1996 Stock Option Plan, U.S. specimen
10(f)    Specimen form of Stock Option Agreement (as amended  *
         through October 23, 2001) for Non-Qualified Stock
         Options granted to employees under The Scotts
         Company 1996 Stock Option Plan, French specimen
10(g)(1) The Scotts Company Executive Retirement Plan         Incorporated herein by reference to the
                                                              Registrant's Annual Report on Form 10-K
                                                              for the fiscal year ended September 30,
                                                              1998 (File No. 1-11593) [Exhibit 10(j)]
10(g)(2) First Amendment to The Scotts Company Executive      *
         Retirement Plan, effective as of January 1, 1999
10(g)(3) Second Amendment to The Scotts Company Executive     *
         Retirement Plan, effective as of January 1, 2000
10(h)    Employment Agreement, dated as of August 7, 1998,    Incorporated herein by reference to the
         between the Registrant and Charles M. Berger, and    Registrant's Annual Report on Form 10-K
         three attached Stock Option Agreements with the      for the fiscal year ended September 30,
         following effective dates: September 23, 1998,       1998 (File No. 1-11593) [Exhibit 10(n)]
         October 21, 1998 and September 24, 1999
10(i)    Stock Option Agreement, dated as of August 7, 1996,  Incorporated herein by reference to the
         between the Registrant and Charles M. Berger         Registrant's Annual Report on Form 10-K
                                                              for the fiscal year ended September 30,
                                                              1996 (File No. 1-11593) [Exhibit 10(m)]
10(j)    Letter agreement, dated March 21, 2001, pertaining   Incorporated herein by reference to the
         to amendment of Employment Agreement, dated as of    Registrant's Quarterly Report on Form 10-Q
         August 7, 1998, between the Registrant and Charles   for the fiscal quarter ended March 31,
         M. Berger; and employment of Mr. Berger through      2001 (File No. 1-13292) [Exhibit 10(w)]
         January 16, 2003
10(k)    Letter agreement, dated September 25, 2001,          *
         replacing and superseding the letter agreement,
         dated March 21, 2001, pertaining to amendment of
         Employment Agreement, dated as of August 7, 1998,
         between the Registrant and Charles M. Berger

                                      ----

Exhibit
  No.                        Description                                       Location
--------------------------------------------------------------------------------------------------------
10(l)    Employment Agreement, dated as of May 19, 1995,      Incorporated herein by reference to the
         between the Registrant and James Hagedorn            Registrant's Annual Report on Form 10-K
                                                              for the fiscal year ended September 30,
                                                              1995 (File No. 1-11593) [Exhibit 10(p)]
10(m)    Letter agreement, dated April 10, 1997, between the  Incorporated herein by reference to the
         Registrant and G. Robert Lucas                       Registrant's Annual Report on Form 10-K
                                                              for the fiscal year ended September 30,
                                                              1997 (File No. 1-11593) [Exhibit 10(r)]
10(n)    Letter agreement, dated June 11, 2001, between the   Incorporated herein by reference to the
         Registrant and G. Robert Lucas, regarding Mr.        Registrant's Quarterly Report on Form 10-Q
         Lucas' retirement from employment by the Registrant  for the fiscal quarter ended June 30, 2001
                                                              (File No. 1-13292) [Exhibit 10(x)]
10(o)    Letter agreement, dated March 16, 1999, between the  Incorporated herein by reference to the
         Registrant and Hadia Lefavre                         Registrant's Annual Report on Form 10-K
                                                              for the fiscal year ended September 30,
                                                              1999 (File No. 1-11593) [Exhibit 10(p)]
10(p)    Letter agreement, dated October 14, 2001, between    *
         the Registrant and Hadia Lefavre, pertaining to
         terms of employment of Ms. Lefavre through
         September 30, 2002, and superseding certain
         provisions of letter agreement, dated March 16,
         1999, between the Registrant and Ms. Lefavre
10(q)    Letter agreement, dated June 8, 2000, between the    Incorporated herein by reference to the
         Registrant and Patrick J. Norton                     Registrant's Annual Report on Form 10-K
                                                              for the fiscal year ended September 30,
                                                              2000 (File No. 1-13292) [Exhibit 10(q)]
10(r)    Employment Agreement, dated August 1, 1995, between  Incorporated herein by reference to the
         Scotts Europe B.V. (now Scotts International B.V.)   Registrant's Annual Report on Form 10-K
         and Laurens J.M. de Kort                             for the fiscal year ended September 30,
                                                              1999 (File No. 1-11593) [Exhibit 10(s)]
10(s)    Settlement Agreement, dated November 27, 2001,       *
         between the Registrant and Laurens J.M. de Kort
10(t)    Letter agreement, dated July 16, 2001, between the   Incorporated herein by reference to the
         Registrant and James Rogula, regarding Mr. Rogula's  Registrant's Quarterly Report on Form 10-Q
         retirement from employment by the Registrant         for the fiscal quarter ended June 30, 2001
                                                              (File No. 1-13292) [Exhibit 10(y)]
10(u)    Written description of employment agreement between  *
         the Registrant and Michael P. Kelty, Ph.D.
10(v)    Exclusive Distributor Agreement--Horticulture,       Incorporated herein by reference to the
         effective as of June 22, 1998, between the           Registrant's Annual Report on Form 10-K
         Registrant and AgrEvo USA                            for the fiscal year ended September 30,
                                                              1998 (File No. 1-11593) [Exhibit 10(v)]

                                      ----

Exhibit
  No.                        Description                                       Location
--------------------------------------------------------------------------------------------------------
10(w)    Amended and Restated Exclusive Agency and Marketing  Incorporated herein by reference to the
         Agreement, dated as of September 30, 1998, between   Registrant's Annual Report on Form 10-K
         Monsanto Company (now Pharmacia Corporation) and     for the fiscal year ended September 30,
         the Registrant**                                     1999 (File No. 1-11593) [Exhibit 10(v)]
21       Subsidiaries of the Registrant                       *
23       Consent of Independent Accountants                   *

---------------

 * Filed herewith.

** Certain portions of this Exhibit have been omitted based upon a request for extended confidential treatment filed with the Securities and Exchange Commission.

                                      ----
                                       93