Form 10-Q
period 2001-12-29
SCOTTS COMPANY
filed 2002-02-12
CIK 825542

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 2001

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

         29,241,477                           Outstanding at February 7, 2002
Common Shares, voting, no par value

                       THE SCOTTS COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                                              PAGE NO.
                                                                                                              --------
PART I. FINANCIAL INFORMATION:

Item 1.        Financial Statements
               Condensed, Consolidated Statements of Operations - Three month
               periods ended December 29, 2001 and December 30, 2000....................................          3

               Condensed, Consolidated Statements of Cash Flows - Three month periods
               ended December 29, 2001 and December 30, 2000............................................          4

               Condensed, Consolidated Balance Sheets - December 29, 2001,
               December 30, 2000 and September 30, 2001.................................................          5

               Notes to Condensed, Consolidated Financial Statements ...................................          6

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations....................................................................         27

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings........................................................................         39

Item 4.        Submission of Matters to a Vote of Security Holders......................................         40

Item 6.        Exhibits and Reports on Form 8-K.........................................................         41

Signatures     .........................................................................................         42

Exhibit Index  .........................................................................................         43

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                               THE SCOTTS COMPANY
                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)


                                                                                                 THREE MONTHS ENDED
                                                                                           DECEMBER 29,     DECEMBER 30,
                                                                                               2001             2000
                                                                                               ----             ----

Net sales............................................................................      $     163.0     $     146.6
Cost of sales........................................................................            130.9           115.0
Restructuring and other charges......................................................              1.0           -.-
                                                                                           -----------     -----------
      Gross profit ..................................................................             31.1            31.6
Gross commission earned from agency agreement .......................................            -.-              (0.1)
Costs associated with agency agreement ..............................................              5.9             4.6
                                                                                           -----------     -----------
      Net commission earned from agency agreement ...................................             (5.9)           (4.7)
Operating expenses:
   Advertising and promotion ........................................................              7.1             8.1
   Selling, general and administrative ..............................................             75.3            77.1
   Restructuring and other charges...................................................              0.8           -.-
   Amortization of goodwill and other intangibles....................................              1.8             6.8
   Other income, net ................................................................             (2.0)           (1.1)
                                                                                           -----------     -----------
Loss from operations ................................................................            (57.8)          (64.0)
Interest expense ....................................................................             18.5            21.3
                                                                                           -----------     -----------
Loss before income taxes ............................................................            (76.3)          (85.3)
Income taxes ........................................................................            (29.4)          (34.1)
                                                                                           -----------     -----------
Net loss ............................................................................      $     (46.9)    $     (51.2)
                                                                                           ===========     ===========


Basic loss per share.................................................................      $     (1.63)    $     (1.83)
                                                                                           ===========     ===========
Diluted loss per share...............................................................      $     (1.63)    $     (1.83)
                                                                                           ===========     ===========
Common shares used in basic loss per share calculation...............................             28.8            28.0
                                                                                           ===========     ===========
Common shares and potential common shares used in diluted
   loss per share calculation........................................................             28.8            28.0
                                                                                           ===========     ===========



See notes to condensed, consolidated financial statements

                               THE SCOTTS COMPANY
                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                                                 THREE MONTHS ENDED
                                                                                           DECEMBER 29,     DECEMBER 30,
                                                                                               2001             2000
                                                                                               ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ............................................................................      $     (46.9)    $     (51.2)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation .....................................................................              7.9             8.3
   Amortization......................................................................              2.7             7.6
   Changes in assets and liabilities, net of acquired businesses:
      Accounts receivable............................................................             24.8             7.1
      Inventories....................................................................           (105.3)         (142.8)
      Prepaid and other current assets...............................................             (5.2)            0.6
      Accounts payable...............................................................             20.3            20.0
      Accrued taxes and liabilities..................................................            (37.5)          (55.9)
      Other assets...................................................................              0.8             6.3
      Other liabilities..............................................................             (1.1)           (8.5)
   Other, net........................................................................             (1.9)            6.1
                                                                                           -----------     -----------
      Net cash used in operating activities..........................................           (141.4)         (202.4)
                                                                                           -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property, plant and equipment.......................................            (13.0)          (12.9)
   Investment in acquired businesses, net of cash acquired ..........................             (0.1)           (8.1)
   Payments on seller notes..........................................................            (15.8)           (8.8)
                                                                                           -----------     -----------
      Net cash used in investing activities..........................................            (28.9)          (29.8)
                                                                                           -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings under revolving and bank lines of credit ..........................            162.2           221.7
   Gross borrowings under term loans.................................................            -.-             260.0
   Gross repayments under term loans.................................................             (7.6)         (264.5)
   Cash received from the exercise of stock options..................................              5.6             3.3
                                                                                           -----------     -----------
      Net cash provided by financing activities......................................            160.2           220.5
Effect of exchange rate changes on cash..............................................              1.0             0.7
                                                                                           -----------     -----------
Net decrease in cash.................................................................             (9.1)          (11.0)
Cash and cash equivalents at beginning of period ....................................             18.7            33.0
                                                                                           -----------     -----------
Cash and cash equivalents at end of period...........................................      $       9.6     $      22.0
                                                                                           ===========     ===========


See notes to condensed, consolidated financial statements

                               THE SCOTTS COMPANY
                     CONDENSED, CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                                          UNAUDITED
                                                                                   DECEMBER 29, DECEMBER 30, SEPTEMBER 30,
                                                                                       2001         2000         2001
                                                                                       ----         ----         ----
ASSETS
Current assets:
   Cash and cash equivalents....................................................    $      9.6   $     22.0   $     18.7
   Accounts receivable, less allowances of $24.4,
      $11.9 and $23.9, respectively.............................................         196.0        208.9        220.8
   Inventories, net ............................................................         473.7        450.3        368.4
   Current deferred tax asset ..................................................          52.3         28.7         52.2
   Prepaid and other assets ....................................................          39.4         58.1         34.1
                                                                                    ----------   ----------   ----------
      Total current assets .....................................................         771.0        768.0        694.2
Property, plant and equipment, net .............................................         314.6        294.1        310.7
Intangible assets, net .........................................................         766.6        746.6        771.1
Other assets ...................................................................          65.9         84.8         67.0
                                                                                    ----------   ----------   ----------
      Total assets .............................................................    $  1,918.1   $  1,893.5   $  1,843.0
                                                                                    ==========   ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt .............................................................    $    172.7   $    164.1   $     71.3
   Accounts payable ............................................................         171.3        173.0        150.9
   Accrued liabilities .........................................................         194.2        173.2        208.0
   Accrued taxes................................................................          (7.9)       (21.6)        14.9
                                                                                    ----------   ----------   ----------
      Total current liabilities ................................................         530.3        488.7        445.1
Long-term debt .................................................................         848.8        918.7        816.5
Other liabilities ..............................................................          74.2         51.8         75.2
                                                                                    ----------   ----------   ----------
      Total liabilities ........................................................       1,453.3      1,459.2      1,336.8
                                                                                    ==========   ==========   ==========
Commitments and contingencies
Shareholders' equity:
   Preferred Shares, no par value, none issued .................................         -.-          -.-          -.-
   Common Shares, no par value per share, $.01 stated value per share, issued 31.3,
      31.3 and 31.3, respectively ..............................................           0.3          0.3          0.3
   Capital in excess of par value ..............................................         399.4        390.2        398.3
   Retained earnings ...........................................................         165.4        145.6        212.3
   Treasury stock, 2.3, 3.2, and 2.6 shares, respectively, at cost .............         (65.5)       (80.8)       (70.0)
   Accumulated other comprehensive loss ........................................         (34.8)       (21.0)       (34.7)
                                                                                    ----------   ----------   -----------
        Total shareholders' equity .............................................         464.8        434.3        506.2
                                                                                    ----------   ----------   ----------
Total liabilities and shareholders' equity .....................................    $  1,918.1   $  1,893.5   $  1,843.0
                                                                                    ==========   ==========   ==========




See notes to condensed, consolidated financial statements

        NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS

         The Scotts Company and its subsidiaries (collectively "Scotts" or the "Company") are engaged in the manufacture and sale of lawn care and garden products. The Company's major customers include mass merchandisers, home improvement centers, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, lawn and landscape service companies, commercial nurseries and greenhouses, and specialty crop growers. The Company's products are sold in the United States, Canada, the European Union, the Caribbean, South America, Southeast Asia, the Middle East, Africa, Australia, New Zealand, Mexico, Japan, and several Latin American countries. We also are engaged in the Scotts Lawn Service(R) business which provides lawn fertilization, insect control and other related services.

         ORGANIZATION AND BASIS OF PRESENTATION

         The condensed, consolidated financial statements include the accounts of The Scotts Company and its subsidiaries. All material intercompany transactions have been eliminated.

         The condensed, consolidated balance sheets as of December 29, 2001 and December 30, 2000, and the related condensed, consolidated statements of operations and of cash flows for the three month periods then ended, are unaudited; however, in the opinion of management, such financial statements contain all adjustments necessary for the fair presentation of the Company's financial position, results of operations and cash flows. Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the financial statements and accompanying notes in Scotts' fiscal 2001 Annual Report on Form 10-K.

         REVENUE RECOGNITION

         Revenue is recognized when products are shipped and when title and risk of loss transfer to the customer. Provisions for estimated returns and allowances are recorded at the time of shipment based on historical rates of return applied as a percentage of sales.

         ADVERTISING AND PROMOTION

         Scotts advertises its branded products through national and regional media, and through cooperative advertising programs with retailers. Retailers are also offered pre-season stocking and in-store promotional allowances. Certain products are also promoted with direct consumer rebate programs. Advertising and promotion costs (including allowances and rebates) incurred during the year are expensed ratably to interim periods in relation to revenues. All advertising and promotion costs, except for production costs, are expensed within the fiscal year in which such costs are incurred. Production costs for advertising programs are deferred until the period in which the advertising is first aired. All amounts paid or payable to customers or consumers in connection with the purchase of our products are recorded as a reduction of net sales.

         DERIVATIVE INSTRUMENTS

         In the normal course of business, Scotts is exposed to fluctuations in interest rates and the value of foreign currencies. Scotts has established policies and procedures that govern the management of these exposures through the use of a variety of financial instruments. Scotts employs various financial instruments, including forward exchange contracts, and swap agreements, to manage certain of the exposures when practical. By policy, Scotts does not enter into such contracts for the purpose of speculation or use leveraged financial instruments. The Company's derivative activities are managed by the chief financial officer and other senior management of the Company in consultation with the Finance Committee of the Board of Directors. These activities include establishing a risk-management philosophy and objectives, providing guidelines for derivative-instrument usage and establishing procedures for control and valuation, counterparty credit approval and the monitoring and reporting of derivative activity. Scotts' objective in managing its exposure to fluctuations in interest rates and foreign currency exchange rates is to decrease the volatility of earnings and cash flows associated with changes in the applicable rates and prices. To achieve this objective, Scotts primarily enters into forward exchange contracts and swap agreements whose values change in the opposite direction of the anticipated cash flows. Derivative instruments related to forecasted transactions are considered to hedge future cash flows, and the effective portion of any gains or losses are included in other comprehensive income until earnings are affected by the variability of cash flows. Any remaining gain or loss is recognized currently in earnings. The cash flows of the derivative instruments are expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the hedged risk. If it becomes probable that a forecasted transaction will no longer occur, the derivative will continue to be carried on the balance sheet at fair value, and gains and losses that were accumulated in other comprehensive loss will be recognized immediately in earnings.

         To manage certain of its cash flow exposures, Scotts has entered into forward exchange contracts and interest rate swap agreements. The forward exchange contracts are designated as hedges of the Company's foreign currency exposure associated with future cash flows. Amounts payable or receivable under forward exchange contracts are recorded as adjustments to selling, general and administrative expense. The interest rate swap agreements are designated as hedges of the Company's interest rate risk associated with certain variable rate debt. Amounts payable or receivable under the swap agreements are recorded as adjustments to interest expense. Unrealized gains or losses resulting from valuing these swaps at fair value are recorded in other comprehensive income.

         Scotts adopted FAS 133 as of October 2000. Since adoption, there were no gains or losses recognized in earnings for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results ultimately may differ from the estimates.

         RECLASSIFICATIONS

         Certain reclassifications have been made in prior periods' financial statements to conform to fiscal 2002 classifications.

2.       MARKETING AGREEMENT

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

         The Company's conclusion is not free from challenge and, in fact, would likely be challenged if the Company were to terminate the agreement. If it were determined that, upon termination, the Company must pay any remaining deferred contribution amounts and related per annum charges, the resulting charge to earnings could have a material impact on the Company's results of operations and financial position. At December 29, 2001, contribution payments and related per annum charges of approximately $47.3 million had been deferred under the agreement. This amount is considered a contingent obligation and has not been reflected in the financial statements as of and for the year then ended.

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

         In consideration for the rights granted to the Company under the agreement for North America, the Company was required to pay a marketing fee of $32 million to Monsanto. The Company has deferred the expense relating to this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the agreement and is amortizing the balance over ten years, which is the estimated likely term of the agreement.

3.       RESTRUCTURING AND OTHER CHARGES

         2002 CHARGES

         Under accounting principles generally accepted in the United States of America, certain restructuring costs related to relocation of personnel, equipment and inventory are to be expensed in the period the costs are actually incurred. During the first quarter of fiscal 2002, inventory relocation costs of approximately $1.0 million were incurred and paid and were recorded as restructuring and other charges in cost of sales. Approximately $0.8 million of employee relocation costs were also incurred and paid in the first quarter of fiscal 2002 and were recorded as operating expenses. These charges related to restructuring activities initiated in the third and fourth quarters of fiscal 2001.

         2001 CHARGES

         During the third and fourth quarters of fiscal 2001, the Company recorded $75.7 million of restructuring and other charges, primarily associated with the closure or relocation of certain manufacturing and administrative facilities. The $75.7 million in charges is segregated in the Statements of Operations in two components: (i) $7.3 million included in cost of sales for the write-off of inventory that was rendered unusable as a result of the restructuring activities and (ii) $68.4 million included in selling, general and administrative costs. Included in the $68.4 million charge in selling, general and administrative costs is $20.4 million to write-down to fair value certain property and equipment and other assets; $5.8 million of facility exit costs; $27.0 million of severance costs; and $15.2 million in other restructuring and other costs. The severance costs related to reduction in force initiatives and facility closures and consolidations in North America and Europe covering approximately 340 administrative, production, selling and other employees. Remaining severance costs are expected to be paid in fiscal 2002 with some payments extending into 2003. All other fiscal 2001 restructuring related activities and costs are expected to be completed by the end of fiscal 2002.

         The following is a rollforward of the cash portion of the restructuring and other charges accrued in the third and fourth quarters of fiscal 2001:


                                                                                         Balance                  Balance
         Description                                  Type           Classification  Sept. 30, 2001   Payment  Dec. 29, 2001
         -----------                                  ----           --------------  --------------   -------  -------------
                                                                                                   ($ millions)

         Severance                                    Cash                SG&A          $   25.1      $ (8.0)  $     17.1
         Facility exit costs                          Cash                SG&A               5.2        (1.3)         3.9
         Other related costs                          Cash                SG&A               7.0        (1.2)         5.8
                                                                                        --------      ------       ------
            Total cash                                                                  $   37.3      $(10.5)  $     26.8
                                                                                        ========      ======   ==========

4.       INVENTORIES

Inventories, net of provisions for slow moving and obsolete inventory of $25.7 million, $22.7 million, and $22.3 million, respectively, consisted of:


                                                                              DECEMBER 29,    DECEMBER 30,   SEPTEMBER 30,
                                                                                  2001            2000           2001
                                                                                  ----            ----           ----
                                                                                              ($ millions)

Finished goods............................................................     $      389.4   $      359.8    $      295.8
Raw materials.............................................................             84.3           90.5            72.6
                                                                               ------------   ------------    ------------
Total ....................................................................     $      473.7   $      450.3    $      368.4
                                                                               ============   ============    ============

5.       INTANGIBLE ASSETS, NET

Effective October 1, 2001, Scotts adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". In accordance with this standard, goodwill and certain other intangible assets, primarily trademarks, have been classified as indefinite-lived assets no longer subject to amortization. Indefinite-lived assets are subject to impairment testing at least annually. We are required to complete our initial impairment evaluation as of October 1, 2001 by the end of the second quarter of fiscal 2002 and record any impairment charge by the end of fiscal 2002. Any such initial impairment as of the date of adoption, referred to as a "transitional impairment" will be recorded as the effect of a change in accounting principle in the period of adoption.

The useful lives of intangible assets still subject to amortization were not revised as a result of the adoption of Statement 142.

The following table presents goodwill and intangible assets as of the end of each period presented.


                                    DECEMBER 29, 2001                DECEMBER 30, 2000                   SEPTEMBER 30, 2001
                                    -----------------                -----------------                   ------------------
                               Gross                  Net       Gross                    Net        Gross                  Net
                             Carrying   Accumulated Carrying   Carrying   Accumulated  Carrying   Carrying   Accumulated  Carrying
                              Amount   Amortization  Amount     Amount   Amortization   Amount     Amount   Amortization   Amount
                              ------   ------------ ------     ------    ------------   ------     ------   ------------   ------
                                                                         ($ millions)
Amortized Intangible Assets:
   Technology                 $60.7      $(16.4)     $44.3      $62.4       $(13.2)     $49.2      $61.9       $(15.8)     $46.1
   Customer accounts           23.3        (2.6)      20.7       24.9         (1.9)      23.0       24.1         (2.5)      21.6
   Tradenames                  11.3        (1.8)       9.5       11.3         (1.1)      10.2       11.3         (1.6)       9.7
   Other                       48.5       (32.5)      16.0       42.1        (31.6)      10.5       47.2        (32.6)      14.6
     Total amortized                                 -----                              -----                              -----
       intangible assets, net                         90.5                               92.9                               92.0

Unamortized Intangible Assets:
   Tradenames                                        346.7                              335.0                              349.0
   Other                                               3.2                                3.3                                3.2
   Goodwill                                          326.2                              315.4                              326.9
                                                     -----                              -----                              -----
     Total intangible assets, net                   $766.6                             $746.6                             $771.1
                                                    ======                             ======                             ======

The following table presents a reconciliation of recorded net income to adjusted net income and related earnings per share data as if the provision of Statement 142 relating to non-amortization of indefinite-lived intangible assets had been adopted as of the earliest period presented.


                                                                                                         FOR THE
                                                                                                   THREE MONTHS ENDED
                                                                                                      DECEMBER 30,
                                                                                                          2000
                                                                                                          ----
                                                                                           ($ millions, except per share data)
Net Income
   Reported net loss.....................................................................            $       (51.2)
   Goodwill amortization.................................................................                      2.9
   Tradename amortization................................................................                      2.3
   Taxes.................................................................................                     (1.2)
                                                                                                     --------------
   Net loss as adjusted..................................................................            $       (47.2)
                                                                                                     =============
Basic EPS
   Reported net loss.....................................................................                     (1.83)
   Goodwill amortization.................................................................                      0.10
   Tradename amortization................................................................                      0.08
   Taxes.................................................................................                     (0.04)
                                                                                                     --------------
   Net loss as adjusted..................................................................            $        (1.69)
                                                                                                     ==============
Diluted EPS
   Reported net .........................................................................                     (1.83)
   Goodwill amortization.................................................................                      0.10
   Tradename amortization................................................................                      0.08
   Taxes.................................................................................                     (0.04)
                                                                                                     --------------
   Net loss as adjusted..................................................................            $        (1.69)
                                                                                                     ==============

Estimated amortization expense is as follows:


                      YEAR ENDED
                     SEPTEMBER 30,
                                                                                            $ MILLIONS
                         2002                                                                  $4.6
                         2003                                                                   4.2
                         2004                                                                   3.1
                         2005                                                                   2.7
                         2006                                                                   2.7


During the three months ended December 29, 2001, goodwill increased by approximately $1.0 million and other amortizable intangible assets by $1.5 million, primarily due to acquisitions. These additions were offset by amortization expense for the three months ended December 29, 2001 of $1.8 million and decreases due to exchange rates, resulting in a net decrease in total intangible assets of $4.5 million during the period.


6.       LONG-TERM DEBT
                                                                              DECEMBER 29,    DECEMBER 30,   SEPTEMBER 30,
                                                                                  2001            2000           2001
                                                                                  ----            ----           ----
                                                                                              ($ millions)

Revolving loans under credit facility.....................................     $      255.4   $      263.4    $       94.7
Term loans under credit facility..........................................            387.8          454.9           398.6
Senior subordinated notes.................................................            320.9          319.6           320.5
Notes due to sellers .....................................................             40.0           28.7            53.7
Foreign bank borrowings and term loans....................................              8.4            6.2             9.4
Capital lease obligations and other ......................................              9.0           10.0            10.9
                                                                               ------------   ------------    ------------
                                                                                    1,021.5        1,082.8           887.8
Less current portions.....................................................            172.7          164.1            71.3
                                                                               ------------   ------------    ------------
                                                                               $      848.8   $      918.7    $      816.5
                                                                               ============   ============    ============

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

         In December 2001, the Amended Credit Agreement was amended to redefine earnings under the covenants, to eliminate the net worth covenant and to modify the covenants pertaining to interest coverage and leverage and amends how proceeds from future equity or subordinated debt offerings, if any, will be used towards mandatory prepayments of revolving credit facility borrowings.

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

         The revolving credit facility provides for borrowings of up to $575 million, which are available on a revolving basis over a term of 6 1/2 years. A portion of the revolving credit facility not to exceed $100 million is available for the issuance of letters of credit. A portion of the facility not to exceed $258.8 million is available for borrowings in optional currencies, including German Deutsche Marks, British Pounds Sterling, French Francs, Belgian Francs, Italian Lira and other specified currencies, provided that the outstanding revolving loans in optional currencies other than British Pounds Sterling does not exceed $138 million. The outstanding principal amount of all revolving credit loans may not exceed $150 million for at least 30 consecutive days during any calendar year. The December 2001 amendment increased the amount that may be borrowed in optional currencies to $360 million from $258.8 million.

         Interest rates and commitment fees under the Amended Credit Agreement vary according to the Company's leverage ratios and interest rates also vary within tranches. The weighted-average interest rate on the Company's variable rate borrowings at December 29, 2001 was 7.88% and at September 30, 2001 was 7.85%. In addition, the Amended Credit Agreement requires that Scotts enter into hedge agreements to the extent necessary to provide that at least 50% of the aggregate principal amount of the 8 5/8% Senior Subordinated Notes due 2009 and term loan facilities is subject to a fixed interest rate or interest rate protection for a period of not less than three years. Financial covenants include interest coverage and net leverage ratios. Other covenants include limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sale of assets, leases, dividends, capital expenditures, and investments. The Scotts Company and all of its domestic subsidiaries pledged substantially all of their personal, real and intellectual property assets as collateral for the borrowings under the Amended Credit Agreement. The Scotts Company and its subsidiaries also pledged the stock in foreign subsidiaries that borrow under the Amended Credit Agreement.

         Approximately $16.9 million of financing costs associated with the revolving credit facility have been deferred as of December 29, 2001 and are being amortized over a period of approximately 7 years, beginning in fiscal year 1999.

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

         In conjunction with the acquisitions of Rhone-Poulenc Jardin and Sanford Scientific, notes were issued for certain portions of the total purchase price that are to be paid in annual installments over a four-year period. The present value of the remaining note payments is $7.8 million and $4.5 million, respectively. The Company is imputing interest on the non-interest bearing notes using an interest rate prevalent for similar instruments at the time of acquisition (approximately 9% and 8%, respectively). In conjunction with other acquisitions, notes were issued for certain portions of the total purchase price that are to be paid in annual installments over periods ranging from four to five years. The present value of remaining note payments is $14.4 million. The Company is imputing interest on the non-interest bearing notes using an interest rate prevalent for similar instruments at the time of the acquisitions (approximately 8%).

         In conjunction with the Substral(R) acquisition, notes were issued for certain portions of the total purchase price that are to be paid in semi-annual installments over a two-year period. The present value of remaining note payments total $13.3 million. The interest rate on these notes is 5.5%.

         The foreign term loans of $2.7 million issued on December 12, 1997, have an 8-year term and bear interest at 1% below LIBOR. The loans are denominated in British Pounds Sterling and can be redeemed, on demand, by the note holder. The foreign bank borrowings of $5.7 million at December 29, 2001 and $3.0 million at December 30, 2000 represent lines of credit for foreign operations and are primarily denominated in French Francs.

7.       EARNINGS PER COMMON SHARE

         Basic and diluted EPS are the same because potential common shares (stock options and warrants) outstanding for each period were anti-dilutive and thus not considered in the diluted earnings per common share calculations. The Company did not include 2.2 million and
         1.4 million potentially dilutive shares in its diluted earnings per share calculation for the three months ended December 29, 2001 and December 30, 2000, respectively, because to do so would have been anti-dilutive.

8.       STATEMENT OF COMPREHENSIVE INCOME

         The components of other comprehensive loss and total comprehensive loss for the three months ended December 29, 2001 and December 30, 2000 are as follows:


                                                                                                THREE MONTHS ENDED
                                                                                           DECEMBER 29,     DECEMBER 30,
                                                                                               2001             2000
                                                                                               ----             ----

Net loss.............................................................................      $     (46.9)    $     (51.2)
Other comprehensive income (expense):
Foreign currency translation adjustments ............................................             (0.5)            3.4
Change in valuation of derivative instruments........................................              0.4             0.5
                                                                                           -----------     -----------
Comprehensive loss...................................................................      $     (47.0)    $     (47.3)
                                                                                           ===========     ===========

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

         ENVIRONMENTAL MATTERS

         In June 1997, the Ohio Environmental Protection Agency ("Ohio EPA") initiated an enforcement action against us with respect to alleged surface water violations and inadequate treatment capabilities at our Marysville facility and seeking corrective action under the federal Resource Conservation Recovery Act. The action relates to several discontinued on-site disposal areas which date back to the early operations of the Marysville facility that we had already been assessing under a voluntary action program of the state. Since initiation of the action, we have continued to meet with the Ohio Attorney General and the Ohio EPA in an effort to complete negotiations of an amicable resolution of these issues. On December 3, 2001, an agreed judicial Consent Order was submitted to the Union County Common Pleas Court and was entered by the court on January 25, 2002.

         Now that the Consent Order has been entered, we are required to pay a $275,000 fine and satisfactorily remediate the Marysville site. Although a final remediation plan has not yet been fully developed, we have already initiated remediation activities with the knowledge and oversight of the Ohio EPA. We estimate that the possible total cost that could be incurred in connection with this matter is approximately $10 million. We have accrued for the amount we consider to be the most probable and believe the outcome will not differ materially from the amount reserved.

         In addition to the dispute with the Ohio EPA, we are negotiating with the Philadelphia District of the U.S. Army Corps of Engineers regarding the possible discontinuation of our peat harvesting operations at our Lafayette, New Jersey facility. We are also addressing remediation concerns raised by the Environment Agency of the United Kingdom with respect to emissions to air and groundwater at our Bramford (Suffolk), United Kingdom facility. We have reserved for our estimates of probable losses to be incurred in connection with each of these matters as of December 29, 2001, but we do not believe that either issue is material.

         Regulations and environmental concerns also exist surrounding peat extraction in the United Kingdom and the European Union. In August 2000, the nature conservation advisory body to the U.K. government notified us that three of our peat harvesting sites in the United Kingdom were under consideration as possible "Special Areas of Conservation" under European Union law. We are currently challenging this consideration. If we are unsuccessful, local planning authorities in the United Kingdom will be required to review the impact of activities likely to affect these areas and it is possible that these authorities could modify or revoke the applicable consents enabling peat extraction, in which case we believe we should be entitled to compensation and we believe we would have sufficient raw material supplies available to replace the peat produced in such areas.

         The Company has determined that quantities of cement containing asbestos material at certain manufacturing facilities in the United Kingdom should be removed.

         During fiscal year 2001, we spent approximately $0.6 million in environmental capital expenditures and $2.1 million in other environmental expenses, compared with approximately $0.8 million in environmental capital expenditures and $1.8 million in other environmental expenses in fiscal year 2000. We anticipate that our environmental capital expenditures and other environmental expenses for fiscal year 2002 will not differ significantly from those incurred in fiscal year 2001.

         At December 29, 2001, $6.2 million is accrued for the environmental matters described herein. The significant components of the accrual are: (i) costs for site remediation of $3.9 million; (ii) costs for asbestos abatement of $1.8 million; and (iii) fines and penalties of $0.5 million. The significant portion of the costs accrued as of December 29, 2001 are expected to be paid in fiscal 2002 and 2003; however, payments could be made for a period thereafter.

         We believe that the amounts accrued as of December 29, 2001 are adequate to cover known environmental exposures based on current facts and estimates of likely outcome. However, the adequacy of these accruals is based on several significant assumptions:

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

         AgrEvo ENVIRONMENTAL HEALTH, INC.
         ---------------------------------

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

         AgrEvo is requesting unspecified damages as well as affirmative injunctive relief, and seeking to have the courts invalidate the Roundup(R) marketing agreement as violative of the federal antitrust laws. On September 20, 1999, Scotts filed an answer denying liability and asserting counterclaims that it was fraudulently induced to enter into the agreement for the purchase of the consumer herbicide business and the related agreements, and that AgrEvo breached the representations and warranties contained in these agreements. On October 1, 1999, Scotts moved to dismiss the antitrust allegations against it on the ground that the claims fail to state claims for which relief may be granted. On October 12, 1999, AgrEvo moved to dismiss Scotts' counterclaims. On May 5, 2000, AgrEvo amended its complaint to add a claim for fraud and to incorporate the Delaware Action described below. Thereafter, Scotts moved to dismiss the new claims, and the defendants renewed their pending motions to dismiss. On June 2, 2000, the court (i) granted Scotts' motion to dismiss the fraud claim AgrEvo had added to its complaint; (ii) granted AgrEvo's motion to dismiss Scotts' fraudulent-inducement counterclaim; (iii) denied AgrEvo's motion to dismiss Scotts' counterclaims related to breach of representations and warranties; and (iv) denied defendants' motion to dismiss the antitrust claims. On July 14, 2000, Scotts served an answer to AgrEvo's amended complaint and re-pleaded its fraud counterclaim. Under the indemnification provisions of the Roundup(R) marketing agreement, Monsanto and Scotts each have requested that the other indemnify against any losses arising from this lawsuit. On September 5, 2001, the magistrate judge, over the objections of Scotts and Monsanto, allowed AgrEvo to file another amended complaint to add claims transferred to it by its German parent, AgrEvo GmbH, and its 100 percent commonly owned affiliate, AgrEvo USA Company. Scotts and Monsanto have objected to the magistrate judge's order allowing the new claims. The district court will resolve these objections; if sustained, the newly-added claims will be stricken.

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

         CENTRAL GARDEN & PET COMPANY
         ----------------------------

         SCOTTS V. CENTRAL GARDEN, SOUTHERN DISTRICT OF OHIO.

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

         On April 13, 2001, Central Garden filed an answer and counterclaim in the Ohio action. On April 24, 2001, Central Garden filed an amended counterclaim. Central Garden's counterclaims include allegations that the Company and Central Garden had entered into an oral agreement in April 1998 whereby the Company would allegedly share with Central Garden the benefits and liabilities of any future business integration between the Company and Pharmacia Corporation (formerly Monsanto). Based on these allegations, Central Garden has asserted several causes of action, including fraudulent misrepresentation, and seeks damages in excess of $900 million. The Company believes that the preliminary discussions regarding any acquisition from Pharmacia that occurred are not actionable under any legal theory. In addition, Central Garden asserts various other causes of action, including breach of written contract and quantum valebant, and seeks damages in excess of $76 million based on the allegations that Central Garden was entitled to receive a cash payment rather than a credit for the value of inventory Central Garden alleges was improperly seized by the Company. These allegations are made without regard to the fact that the amounts sought from Central Garden in litigation filed by the Company and Pharmacia are net of any such alleged credit. The Company believes all of Central

         Garden's counterclaims in Ohio are without merit and it intends to vigorously defend against them. The trial date for the Ohio federal action is set for March 25, 2002.

         PHARMACIA CORPORATION V. CENTRAL GARDEN, CIRCUIT COURT OF ST. LOUIS, MISSOURI.

         On June 30, 2000 Pharmacia Corporation filed suit against Central Garden in Missouri state court seeking unspecified damages allegedly due Pharmacia under a series of agreements, generally referred to as the four-year "Alliance Agreement" between Pharmacia and Central Garden. Scotts was, for a short time, an assignee of the Alliance Agreement, which Scotts has reassigned to Pharmacia. Pursuant to an order granting Central Garden's motion, on January 18, 2001, Pharmacia joined Scotts as a nominal defendant in the Missouri state court action.

         On January 29, 2001, Central Garden filed its answer and cross-claims and counterclaims in the Missouri action. On June 23, 2001, Scotts filed a cross-claim against Central Garden for an equitable accounting to establish the parties' relative financial positions under the Alliance Agreement at the conclusion of that that agreement. On August 10, 2001, the Missouri court granted Central Garden leave to file amended counterclaims and cross-claims relating to the Alliance Agreement and seeking an unspecified amount of damages. The claims then pending in Missouri against Scotts were for declaratory relief and an accounting, various breaches of contract, breach of an indemnification agreement, promissory estoppel, promissory fraud and unfair business practices under Section 17200 of the California Business and Professions Code. By order of the Missouri court, Central Garden's unfair business practices claims were stayed pending resolution of the action pending between the parties in the United States District Court for the Northern District of California.

         On October 1, 2001, Scotts moved for summary judgment on Central Garden's claims of breach of an indemnification agreement, promissory estoppel and promissory fraud. On November 15, 2001, the Missouri court held a hearing on Scotts' summary judgment motion and took the motion under submission.

         On January 28, 2002, Central Garden and Pharmacia reported that they reached a settlement in the Missouri action pursuant to which Pharmacia dismissed its claims against Central Garden in the Missouri action, and Central Garden dismissed its counterclaims against Pharmacia in the Missouri action and its claims against Pharmacia in the California federal and state actions described below. In connection with its settlement with Pharmacia, Central Garden also dismissed all of its legal claims against Scotts arising under the Alliance Agreements, reserving only such equitable claims as it might have under the Alliance Agreements. We are still reviewing the effect of this settlement on Scotts, but we do not believe that it will have a material adverse impact on our on-going litigation with Central Garden.

         CENTRAL GARDEN V. SCOTTS & PHARMACIA, NORTHERN DISTRICT OF CALIFORNIA.

         On July 7, 2000, Central Garden filed suit against the Company and Pharmacia in the U.S. District Court for the Northern District of California (San Francisco Division) alleging various claims, including breach of contract and violations of federal antitrust laws, and seeking an unspecified amount of damages and injunctive relief. On October 26, 2000, the District Court granted the Company's motion to dismiss Central Garden's breach of contract claims for lack of subject matter jurisdiction. On November 17, 2000, Central Garden filed an amended complaint in the District Court, re-alleging various claims for violations of federal antitrust laws and also alleging state antitrust claims under the Cartwright Act, Section 16726 of the California Business and Professions Code. Fact discovery was set to conclude in December 2001. The trial date for the California federal action is set for July 15, 2002. As described above, Central Garden and Pharmacia have settled some or all of their claims relating to this action.

         CENTRAL GARDEN V. SCOTTS & PHARMACIA, CONTRA COSTA SUPERIOR COURT.

         On October 31, 2000, Central Garden filed an additional complaint against the Company and Pharmacia in the California Superior Court for Contra Costa County. That complaint seeks to assert the breach of contract claims previously dismissed by the District Court in the California federal action described above, and additional claims under
         Section 17200 of the California Business and Professions Code. On December 4, 2000, the Company and Pharmacia jointly filed a motion to stay this action based on the pendency of prior lawsuits (including the three actions described above) that involve the same subject matter. By order dated February 23, 2001, the Superior Court stayed the action pending before it.

         On April 6, 2001, Central Garden filed a motion to lift the stay of the Contra Costa County action. Scotts and Pharmacia filed a joint opposition to Central Garden's motion. On May 4, 2001, the Court issued a tentative ruling denying Central Garden's motion to lift the stay of the action. Central Garden did not challenge the tentative ruling, which accordingly became the ruling of the court. Consequently, all claims in the Contra Costa action remain stayed. As described above, Central Garden and Pharmacia have settled some or all of their claims relating to this action.

         Scotts believes that all of Central Garden's federal and state claims are entirely without merit and intend to vigorously defend against them. If the above actions are determined adversely to Scotts, the result could have a material adverse effect on Scotts' results of operations, financial position and cash flows. Scotts believes that it will prevail in the Central Garden matters and that any potential exposure that Scotts may face cannot be reasonably estimated. Therefore, no accrual has been established related to claims brought against Scotts by Central Garden.

10.      SUBSEQUENT EVENTS

         In January 2002, The Scotts Company completed an offering of $70 million of 8 5/8% Senior Subordinated Notes due 2009. The net proceeds from the offering were used to pay down borrowings on our Credit Facility.

11.      NEW ACCOUNTING STANDARDS

         In June 2001, the FASB issued Statement of Accounting Standard No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the requirement to amortize indefinite-lived assets such as goodwill. It also requires an annual review for impairment of indefinite-lived assets. The Company adopted the guidance in the first quarter of fiscal 2002. See Note 5 for disclosures about intangible assets and amortization expense.

12.      SEGMENT INFORMATION

         For fiscal 2002, the Company is divided into four reportable segments - North American Consumer, Scotts LawnService(R), Global Professional and International Consumer. The North American Consumer segment consists of the Lawns, Gardens, Growing Media, Ortho and Canadian business units. These segments differ from those used in the prior year due to segregating of the Scotts LawnService(R) business from the North American Consumer business because of a change in reporting structure whereby Scotts LawnService(R) no longer reports to senior management of the North American Consumer segment.

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

         The Scotts LawnService(R) segment provides lawn fertilization, insect control and other related services such as core aeration primarily to residential consumers through company-owned branches and franchises. In most company markets, Scotts LawnService(R) also offers tree and shrub fertilization, disease and insect control treatments and, in our larger branches, we also offer an exterior barrier pest control service.

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

         The following table presents segment financial information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Pursuant to that statement, the presentation of the segment financial information is consistent with the basis used by management (i.e., certain costs not allocated to business segments for internal management reporting purposes are not allocated for purposes of this presentation). Prior period amounts have been restated to conform to this basis of presentation.


                                            NORTH AMERICAN     SCOTTS         GLOBAL       INTERNATIONAL    OTHER/
(IN MILLIONS)                                  CONSUMER     LAWNSERVICE(R)  PROFESSIONAL     CONSUMER      CORPORATE      TOTAL
-------------                                  --------     --------------  ------------     --------      ---------      -----
Net Sales:
Q1 2002...............................         $   77.8       $    8.7       $    36.3      $    40.2    $   -.-      $   163.0
Q1 2001...............................         $   66.8       $    4.9       $    35.5      $    39.4    $   -.-      $   146.6

Income (loss) from Operations:
Q1 2002...............................         $  (29.4)      $   (2.1)      $    (0.2)     $    (6.6)   $   (16.8)   $   (55.1)
Q1 2001 ..............................         $  (34.1)      $    0.1       $    (0.8)     $    (8.7)   $   (12.9)   $   (56.4)

Operating Margin:
Q1 2002...............................            (37.8%)        (24.1%)          (0.6%)        (16.4%)       nm          (33.8%)
Q1 2001...............................            (51.0%)          2.0%           (2.3%)        (22.1%)       nm          (38.5%)

Goodwill:
Q1 2002...............................         $  163.8       $   26.7       $    56.1      $    79.6    $   -.-      $   326.2
Q1 2001 ..............................         $  171.4       $    9.5       $    57.6      $    76.9    $   -.-      $   315.4

Total Assets:
Q1 2002...............................         $1,212.6       $   36.1       $   144.1      $   424.5    $   100.8    $ 1,918.1
Q1 2001...............................         $1,199.2       $   14.1       $   151.8      $   443.7    $    84.7    $ 1,893.5

nm       Not meaningful.

         Income (loss) from Operations reported for Scotts' four operating segments represents earnings before amortization, interest and taxes, since this is the measure of profitability used by management. Accordingly, Corporate operating loss for the three months ended December 29, 2001 and December 30, 2000 includes amortization of certain assets, corporate general and administrative expenses, and certain "other" income/expense not allocated to the business segments and North America restructuring charges.

         Total assets reported for Scotts' operating segments include the intangible assets for the acquired business within those segments. Corporate assets primarily include deferred financing and debt issuance costs, corporate intangible assets as well as deferred tax assets.

13.      FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

         In January 1999, the Company issued $330 million of 8 5/8% Senior Subordinated Notes due 2009 to qualified institutional buyers under the provisions of Rule 144A of the Securities Act of 1933. These Notes were subsequently registered in December 2000.

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

         The following unaudited information presents consolidating Statements of Operations, Statements of Cash Flows and Balance Sheets for the three-month periods ended December 29, 2001 and December 30, 2000. Separate unaudited financial statements of the individual guarantor subsidiaries have not been provided because management does not believe they would be meaningful to investors.


THE SCOTTS COMPANY
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 29, 2001 (IN MILLIONS)
(UNAUDITED)
                                                                     SUBSIDIARY       NON-
                                                         PARENT      GUARANTORS    GUARANTORS     ELIMINATIONS  CONSOLIDATED

Net sales............................................  $    51.7     $    48.3     $     63.0    $             $    163.0
Cost of sales .......................................       36.2          51.0           43.7                       130.9
Restructuring and other charges......................        1.0         -.-            -.-                           1.0
                                                       ---------     ---------     ----------    ----------    ----------
Gross profit ........................................       14.5          (2.7)          19.3                        31.1
Gross commission earned from agency agreement .......      -.-           -.-            -.-                         -.-
Costs associated with  agency agreement .............        5.9         -.-            -.-                           5.9
                                                       ---------     ---------     ----------    ----------    ----------
   Net commission earned from agency agreement.......       (5.9)        -.-            -.-
Operating expenses:
   Advertising and promotion ........................        3.4           0.7            3.0                         7.1
   Selling, general and administrative...............       44.0           3.6           27.7                        75.3
   Restructuring and other charges...................        0.7           0.1          -.-                           0.8
   Amortization of goodwill and other intangibles ...        0.1           0.7            1.0                         1.8
Equity income in subsidiaries........................       14.1         -.-            -.-           (14.1)        -.-
Intracompany allocations.............................       (3.5)          1.9            1.6                       -.-
Other (income) expenses, net ........................       (0.3)         (1.0)          (0.7)                       (2.0)
                                                       ---------     ----------    ----------    ----------    ----------
Income (loss) from operations........................      (49.9)         (8.7)         (13.3)         14.1         (57.8)
Interest expense ....................................       17.5          (3.6)           4.6                        18.5
                                                       ---------     ---------     ----------    ----------    ----------
Income (loss) before income taxes....................      (67.4)         (5.1)         (17.9)         14.1         (76.3)
Income taxes ........................................      (20.5)         (2.0)          (6.9)                      (29.4)
                                                       ---------     ---------     ----------    ----------    ----------
Net income (loss)....................................  $   (46.9)    $    (3.1)    $    (11.0)   $     14.1    $    (46.9)
                                                       =========     =========     ==========    ==========    ==========

THE SCOTTS COMPANY
STATEMENT OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED DECEMBER 29, 2001 (IN MILLIONS)
(UNAUDITED)


                                                                     SUBSIDIARY       NON-
                                                         PARENT      GUARANTORS    GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                                         ------      ----------    ----------     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)....................................  $   (46.9)    $    (3.1)    $    (11.0)   $     14.1    $    (46.9)
Adjustments to reconcile net loss to
      net cash used in operating activities:
   Depreciation .....................................        4.2           2.4            1.3                         7.9
   Amortization ....................................         1.0           0.7            1.0                         2.7
   Equity (income) loss in non-guarantors............       14.1         -.-            -.-           (14.1)        -.-
Net change in certain components
   of working capital ...............................      (42.5)        (37.6)         (22.8)                     (102.9)
Net changes in other assets and
   liabilities and other adjustments.................       (3.9)          6.4           (4.7)                       (2.2)
                                                       ---------     ---------     ----------    ----------     ---------
Net cash used in operating activities................      (74.0)        (31.2)         (36.2)        -.-          (141.4)
                                                       ---------     ---------     ----------    ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant and equipment..........       (6.6)         (5.2)          (1.2)                      (13.0)
Investment in acquired businesses,
   net of cash acquired..............................      -.-           -.-             (0.1)                       (0.1)
Payments on seller notes.............................      -.-            (7.4)          (8.4)                      (15.8)
                                                       ---------     ---------     ----------    ----------     ---------
Net cash used in investing activities................       (6.6)        (12.6)          (9.7)        -.-           (28.9)
                                                       ---------     ---------     ----------    ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving
   and bank lines of credit .........................       86.5         -.-             75.7                       162.2
Gross borrowings under term loans....................      -.-           -.-            -.-                         -.-
Gross repayments under term loans....................       (0.2)        -.-             (7.4)                       (7.6)
Cash received from the exercise of stock options.....        5.6         -.-            -.-                           5.6
Intracompany financing ..............................      (20.4)         44.1          (23.7)                      -.-
                                                       ---------     ---------     ----------    ----------     ---------
Net cash provided by financing activities ...........       71.5          44.1           44.6         -.-           160.2
                                                       ---------     ---------     ----------    ----------     ---------
Effect of exchange rate changes on cash..............      -.-           -.-              1.0                         1.0
                                                       ---------     ---------     ----------    ----------     ---------
Net increase (decrease) in cash......................       (9.1)          0.3           (0.3)        -.-            (9.1)
Cash and cash equivalents, beginning of period.......        3.4           0.6           14.7                        18.7
                                                       ---------     ---------     ----------    ----------     ---------
Cash and cash equivalents, end of period.............  $    (5.7)    $     0.9     $     14.4    $    -.-      $      9.6
                                                       =========     =========     ==========    ==========     =========


THE SCOTTS COMPANY
BALANCE SHEET
AS OF DECEMBER 29, 2001 (IN MILLIONS)
(UNAUDITED)

                                                                     SUBSIDIARY       NON-
                                                         PARENT      GUARANTORS    GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                                         ------      ----------    ----------     ------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents.........................  $    (5.7)    $     0.9     $     14.4                  $      9.6
   Accounts receivable, net .........................       44.6          62.5           88.9                       196.0
   Inventories, net .................................      304.4          81.4           87.9                       473.7
   Current deferred tax asset........................       52.3           0.4           (0.4)                       52.3
   Prepaid and other assets..........................       22.0           2.7           14.7                        39.4
                                                       ---------     ---------     ----------    ----------    ----------
      Total current assets...........................      417.6         147.9          205.5                       771.0
Property, plant and equipment, net ..................      199.3          76.8           38.5                       314.6
Intangible assets, net ..............................       30.2         477.9          258.5                       766.6
Other assets ........................................       52.1           2.6           11.2                        65.9
Investment in affiliates.............................      890.3         -.-            -.-          (890.3)        -.-
Intracompany assets .................................      -.-           166.8            7.2        (174.0)        -.-
                                                       -------       ---------     ----------    ----------    ----------
      Total assets...................................  $ 1,589.5     $   872.0     $    520.9    $ (1,064.3)   $  1,918.1
                                                       =========     =========     ==========    ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt...................................  $   136.9     $     7.3     $     28.5    $             $    172.7
   Accounts payable..................................       84.1          25.6           61.6                       171.3
   Accrued liabilities...............................      124.0          19.1           51.1                       194.2
   Accrued taxes.....................................       (8.4)          2.8           (2.3)                       (7.9)
                                                       ---------     ---------     ----------    ----------    ----------
      Total current liabilities......................      336.6          54.8          138.9         -.-           530.3
Long-term debt.......................................      540.5           5.1          303.2                       848.8
Other liabilities....................................       47.1           1.8           25.3                        74.2
Intracompany liabilities.............................      174.0         -.-            -.-          (174.0)        -.-
                                                       ---------     ---------     ----------    ----------    ----------
      Total liabilities..............................    1,098.2          61.7          467.4        (174.0)      1,453.3
                                                       ---------     ---------     ----------    ----------    ----------
Commitments and contingencies
Shareholders' equity:
   Investment from parent............................      -.-           486.6           68.1        (554.7)        -.-
   Common shares, no par value per share,
      $.01 stated value per share....................        0.3         -.-            -.-                           0.3
   Capital in excess of par value....................      399.4         -.-            -.-                         399.4
   Preferred Shares, no par value....................      -.-           -.-            -.-                         -.-
   Retained earnings.................................      165.4         326.2            9.4        (335.6)        165.4
   Treasury stock, 2.3 shares at cost................      (65.5)        -.-            -.-                         (65.5)
   Accumulated other comprehensive expense...........       (8.3)         (2.5)         (24.0)                      (34.8)
                                                       ---------     ---------     ----------    ----------    ----------
Total shareholders' equity...........................      491.3         810.3           53.5        (890.3)        464.8
                                                       ---------     ---------     ----------    -----------   ----------
Total liabilities and shareholders' equity...........  $ 1,589.5     $   872.0     $    520.9    $ (1,064.3)   $  1,918.1
                                                       =========     =========     ==========    ==========    ==========


THE SCOTTS COMPANY
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 30, 2000 (IN MILLIONS)
(UNAUDITED)

                                                                     SUBSIDIARY      NON-
                                                       PARENT        GUARANTORS   GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                                       ------        ----------   ----------    ------------  ------------

Net sales..........................................  $      39.0   $      48.4    $      59.2                 $     146.6
Cost of sales......................................         25.0          52.4           37.6                       115.0
                                                     -----------   -----------    -----------                 -----------
Gross profit.......................................         14.0          (4.0)          21.6                        31.6
Gross commission earned from agency agreement......         (0.1)        -.-            -.-                          (0.1)
Costs associated with agency agreement.............          4.6         -.-            -.-                           4.6
                                                     -----------   -----------    -----------                 -----------
   Net commission earned from agency agreement.....         (4.7)        -.-            -.-                          (4.7)
Operating expenses:
   Advertising and promotion.......................          3.1           1.7            3.3                         8.1
   Selling, general and administrative.............         39.0          11.0           27.1                        77.1
   Amortization of goodwill and other intangibles..          2.9           1.6            2.3                         6.8
Equity loss in subsidiaries........................         22.6         -.-            -.-           (22.6)        -.-
Intracompany allocations...........................         (6.8)          4.8            2.0                       -.-
Other expense (income), net .......................         (1.0)          0.1           (0.2)                       (1.1)
                                                     -----------   -----------    -----------   -----------   -----------
Income (loss) from operations......................        (50.5)        (23.2)         (12.9)         22.6         (64.0)
Interest (income) expense..........................         19.7          (3.8)           5.4                        21.3
                                                     -----------   -----------    -----------   -----------   -----------
Income (loss) before income taxes..................        (70.2)        (19.4)         (18.3)         22.6         (85.3)
Income taxes.......................................        (19.0)         (7.8)          (7.3)                      (34.1)
                                                     -----------   -----------    -----------   -----------   -----------
Net income (loss)..................................  $     (51.2)  $     (11.6)   $     (11.0)  $      22.6   $     (51.2)
                                                     ===========   ===========    ===========   ===========   ===========


THE SCOTTS COMPANY
STATEMENT OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED DECEMBER 30, 2000 (IN MILLIONS)
(UNAUDITED)

                                                                     SUBSIDIARY       NON-
                                                         PARENT      GUARANTORS    GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                                         ------      ----------    ----------     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...........................................  $   (51.2)    $   (11.6)    $    (11.0)   $     22.6    $   (51.2)
Adjustments to reconcile net loss to net cash used
      in operating activities:
   Depreciation......................................        3.7           3.2            1.4                        8.3
   Amortization......................................        2.8           2.5            2.3                        7.6
   Equity (income) loss in subsidiaries..............       22.6         -.-            -.-           (22.6)       -.-
   Net change in certain components of
      working capital................................      (73.2)        (81.9)         (15.9)                    (171.0)
   Net changes in other assets and
      liabilities and other adjustments..............       (3.6)          6.8            0.7                        3.9
                                                       ---------     ---------     ----------    ----------    ---------
Net cash used in operating activities................      (98.9)        (81.0)         (22.5)        -.-         (202.4)
                                                       ---------     ---------     ----------    ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant and equipment..........       (1.5)         (9.1)          (2.3)                     (12.9)
Investments in acquired businesses,
      net of cash acquired...........................      -.-            (6.9)          (1.2)                      (8.1)
Payments on seller notes.............................      -.-            (1.1)          (7.7)                      (8.8)
                                                       ---------     ---------     ----------    ----------    ---------
Net cash used in investing activities................       (1.5)        (17.1)         (11.2)        -.-          (29.8)
                                                       ---------     ---------     ----------    ----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving
   and bank lines of credit..........................      166.3                         55.4                      221.7
Gross borrowings under term loans....................      260.0                                                   260.0
Gross repayments under term loans....................     (257.5)                        (7.0)                    (264.5)
Cash received from exercise of stock options.........        3.3                                                     3.3
Intracompany financing...............................      (82.2)         98.2          (16.0)                     -.-
                                                       ---------     ---------     ----------    ---------     ---------
Net cash provided by financing activities............       89.9          98.2           32.4         -.-          220.5
Effect of exchange rate changes on cash..............                                     0.7                        0.7
                                                       ----------    ----------    ----------    ---------     ---------
Net increase (decrease) in cash .....................      (10.5)          0.1           (0.6)        -.-          (11.0)
Cash and cash equivalents, beginning of period.......       16.0          (0.6)          17.6                       33.0
                                                       ---------     ---------     ----------    ---------     ---------
Cash and cash equivalents, end of period.............  $     5.5     $    (0.5)    $     17.0    $    -.-      $    22.0
                                                       =========     =========     ==========    =========     =========


THE SCOTTS COMPANY
BALANCE SHEET
AS OF DECEMBER 30, 2000 (IN MILLIONS)
(UNAUDITED)

                                                                     SUBSIDIARY       NON-
                                                         PARENT      GUARANTORS    GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                                         ------      ----------    ----------     ------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents.........................  $     5.5     $    (0.5)    $     17.0    $             $     22.0
   Accounts receivable, net..........................       75.4          43.7           89.8                       208.9
   Inventories, net..................................      286.0          82.1           82.2                       450.3
   Current deferred tax asset .......................       28.1           0.5            0.1                        28.7
   Prepaid and other assets .........................       38.0           0.9           19.2                        58.1
                                                       ---------     ---------     ----------    ----------    ----------
      Total current assets ..........................      433.0         126.7          208.3                       768.0
Property, plant and equipment, net ..................      179.5          74.6           40.0                       294.1
Intangible assets, net ..............................      270.5         233.7          242.4                       746.6
Other assets ........................................       74.5                         10.3                        84.8
Investment in affiliates.............................      908.5         -.-            -.-          (908.5)        -.-
Intracompany assets..................................      -.-           434.3           15.2        (449.5)        -.-
                                                       ---------     ---------     ----------    ----------    ----------
      Total assets...................................  $ 1,866.0     $   869.3     $    516.2    $ (1,358.0)   $  1,893.5
                                                       =========     =========     ==========    ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt...................................  $   147.6     $     1.0     $     15.5    $             $    164.1
   Accounts payable..................................       88.9          25.5           58.6                       173.0
   Accrued liabilities ..............................      114.2          16.4           42.6                       173.2
   Accrued taxes.....................................      (18.7)          2.9           (5.8)                      (21.6)
                                                       ---------     ---------     ----------    ----------    ----------
      Total current liabilities .....................      332.0          45.8          110.9                       488.7
Long-term debt.......................................      615.6         -.-            303.1                       918.7
Other liabilities ...................................       34.0         -.-             17.8                        51.8
Intracompany liabilities.............................      449.5         -.-            -.-          (449.5)        -.-
                                                       ---------     ---------     ----------    ----------    ----------
      Total liabilities..............................    1,431.1          45.8          431.8        (449.5)      1,459.2
                                                       ---------     ---------     ----------    ----------    ----------
Commitments and contingencies
Shareholders' equity:
   Investment from parent............................      -.-           590.6           52.5        (643.1)        -.-
   Common shares, no par value per share,
      $.01 stated value per share....................        0.3                                                      0.3
   Capital in excess of par value....................      390.2                                                    390.2
   Preferred shares, no par value....................      -.-           -.-            -.-           -.-           -.-
   Retained earnings.................................      145.6         235.7           29.7        (265.4)        145.6
   Treasury stock, 3.2 shares at cost................      (80.8)        -.-            -.-           -.-           (80.8)
   Accumulated other comprehensive expense...........      (20.4)         (2.8)           2.2                       (21.0)
                                                       ---------     ---------     ----------    ----------    ----------
Total shareholders' equity...........................      434.9         823.5           84.4        (908.5)        434.3
                                                       ---------     ---------     ----------    ----------    ----------
Total liabilities and shareholders' equity...........  $ 1,866.0     $   869.3     $    516.2    $ (1,358.0)   $  1,893.5
                                                       =========     =========     ==========    ==========    ==========

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Scotts is a leading manufacturer and marketer of consumer branded products for lawn and garden care and professional horticulture in the United States and Europe. Our operations are divided into four business segments: North American Consumer, Scotts LawnService(R), Global Professional and International Consumer. The North American Consumer segment includes the Lawns, Gardens, Growing Media, Ortho and Canadian business groups.

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

Our sales are susceptible to global weather conditions, primarily in North America and Europe. For instance, periods of wet weather can slow fertilizer sales but can create increased demand for pesticide sales. Periods of dry, hot weather can have the opposite effect on fertilizer and pesticide sales. We believe that our acquisitions diversify both our product line risk and geographic risk to weather conditions.

Our operations are also seasonal in nature. In fiscal 2001, net sales by quarter were 8.7%, 42.1%, 35.2% and 14.0% of total year net sales, respectively. Operating losses were reported in the first and fourth quarters of fiscal 2001 while significant profits were recorded for the second and third quarters. The sales and earnings trend in fiscal 2002 is expected to follow a similar pattern.

Scotts entered into a long-term marketing agreement with Monsanto for its consumer Roundup(R) herbicide products. Under the marketing agreement, Scotts and Monsanto are jointly developing global consumer and trade marketing programs for Roundup(R), while Scotts is responsible for sales support, merchandising, distribution, logistics and certain administrative functions. See Note 2 of Notes to Condensed, Consolidated Financial Statements (unaudited) regarding revenue and expense recognition related to the Roundup(R) marketing agreement activities.

In the third and fourth quarter of fiscal 2001, restructuring and other charges of $75.7 million were recorded for reductions in force, facility closures, asset writedowns, etc. Costs related to the relocation of equipment, personnel and inventory were not recorded as part of the restructuring costs in 2001. These costs are being recorded as they are incurred in fiscal 2002 as required under generally accepted accounting principles.

In fiscal 2001, Scotts adopted accounting policies that required certain amounts payable to customers or consumers related to the purchase of our products to be recorded as a reduction in net sales rather than as advertising and promotions expense (e.g., volume rebates). In fiscal 2002, Scotts adopted EITF-00-25 "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". This standard requires Scotts to record certain of its cooperative advertising expenditures as reductions of net sales rather than as advertising and promotion expense. Results for fiscal 2001 have been reclassified to conform to this new presentation method for these expenses.

In addition, in fiscal 2002 we adopted Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets". This statement eliminates the requirement to amortize indefinite-lived intangible assets and goodwill. It also requires an initial impairment test on all indefinite-lived assets as of the date of adoption of this standard and impairment tests done at least annually thereafter. As a result of adopting the standard as of October 1, 2001, amortization expense for the first quarter of fiscal 2002 was reduced by approximately $5.4 million. The full year effect in fiscal 2002 is expected to exceed $21.0 million. The Company has not determined whether any of its goodwill is impaired. SFAS No. 142 requires that the existence of an impairment as of the date of adoption be identified by the end of the second fiscal quarter of the year of adoption and the amount of the impairment be recorded and reflected in the first quarter of adoption.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of the consolidated results of operations and financial position should be read in conjunction with our Condensed, Consolidated Financial Statements included elsewhere in this report. Scotts' Annual Report on Form 10-K for the fiscal year ended September 30, 2001 includes additional information about the Company, our operations, and our financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, restructuring, environmental matters, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates that we believe are most critical to our reporting of results of operation and financial position are as follows:

        - We continually assess the adequacy of our reserves for uncollectible accounts due from customers. However, future changes in our customers' operating performance and cash flows or in general economic conditions could have an impact on their ability to fully pay these amounts which could have a material impact on our operating results.

        - Reserves for product returns are based upon historical data and current program terms and conditions with our customers. Changes in economic conditions, regulatory actions or defective products could result in actual returns being materially different than the amounts provided for in our interim or annual results of operations.

        - Reserves for excess and obsolete inventory are based on a variety of factors, including product changes and improvements, changes in ingredient availability and regulatory acceptance, new product introductions and estimated future demand. The adequacy of our reserves could be materially affected by changes in the demand for our products or by regulatory or competitive actions.

        - As described more fully in the notes to the unaudited, condensed, consolidated financial statements, we are involved in significant legal matters which have a high degree of uncertainty associated with them. We continually assess the likely outcomes of these matters and the adequacy of amounts, if any, provided for these matters. There can be no assurance that the ultimate outcome will not differ materially from our assessment of them. There can also be no assurance that all matters that may be brought against us or that we may bring against other parties are known to us at any point in time.

Also, as described more fully in the notes to the unaudited, condensed financial statements, we have not accrued the deferred contribution under the Roundup(R) marketing agreement with Monsanto or the interest thereon. The Company considers this method of accounting for the contribution payments to be appropriate after consideration of the likely term of the agreement, the Company's ability to terminate the agreement without paying the deferred amounts, and the fact that approximately $18.6 million of the deferred amount is never paid, even if the agreement is not terminated prior to 2018, unless significant earnings targets are exceeded. At December 29, 2001, contribution payments and related per annum charges of approximately $47.3 million had been deferred under the agreement.

RESULTS OF OPERATIONS

The following table sets forth sales by business segment for the three months ended December 29, 2001 and December 30, 2000:


                                                                                                   FOR THE
                                                                                             THREE MONTHS ENDED
                                                                                             ------------------
                                                                                          DECEMBER 29,    DECEMBER 30,
                                                                                            2001             2000
                                                                                            ----             ----
North American Consumer:
Lawns .................................................................................. $     26.9       $    16.7
Gardens.................................................................................        8.6             7.8
Growing Media...........................................................................       23.1            19.7
Ortho ..................................................................................       16.8            15.6
Canada..................................................................................        0.8             1.0
Other ..................................................................................        1.6             6.0
                                                                                         ----------       ---------
   Total................................................................................       77.8            66.8
Scotts LawnService(R)...................................................................        8.7             4.9
International Consumer..................................................................       40.2            39.4
Global Professional.....................................................................       36.3            35.5
                                                                                         -----------      ---------
Consolidated............................................................................ $    163.0       $   146.6
                                                                                         ===========      =========

         The following table sets forth the components of income and expense as a percentage of sales for the three months ended December 29, 2001 and December 30, 2000:


                                                                                                   FOR THE
                                                                                             THREE MONTHS ENDED
                                                                                             ------------------
                                                                                          DECEMBER 29,    DECEMBER 30,
                                                                                            2001             2000
                                                                                            ----             ----

Net sales................................................................................     100.0%        100.0%
Cost of sales............................................................................      80.3          78.4
Restructuring and other charges..........................................................       0.6         -.-
                                                                                           --------      --------
Gross profit.............................................................................      19.1          21.6
Commission earned from agency agreement, net ............................................      (3.6)         (3.2)
Operating expenses:
   Advertising and promotion.............................................................       4.4           5.6
   Selling, general and administrative...................................................      46.2          52.5
   Restructuring and other charges.......................................................       0.5         -.-
Amortization of goodwill and other intangibles...........................................       1.1           4.6
Other expense (income), net..............................................................      (1.2)         (0.8)
                                                                                           --------      --------
Loss from operations.....................................................................     (35.5)        (43.6)
Interest expense.........................................................................      11.3          14.6
                                                                                           --------      --------
Loss before income taxes.................................................................     (46.8)        (58.2)
Income taxes.............................................................................     (18.0)        (23.3)
                                                                                           --------      --------
Net loss.................................................................................     (28.8)%       (34.9)%
                                                                                           ========      ========

THREE MONTHS ENDED DECEMBER 29, 2001 VERSUS THREE MONTHS ENDED DECEMBER 30, 2000

Net sales for the three months ended December 29, 2001 were $163.0 million, an increase of 11.2% from net sales for the three months ended December 30, 2000 of $146.6 million. As mentioned previously, net sales in the first quarter of the fiscal year represent less than 10% of the expected net sales for the full year.

North American Consumer segment net sales were $77.8 million in the first quarter of fiscal 2002, an increase of $11.0 million, or 16.5%, over net sales for the first quarter of fiscal 2001 of $66.8 million. The four primary groups in North America Consumer; Lawns, Ortho, Gardens and Growing Media, saw a combined 26% increase in net sales from the first quarter of fiscal 2001 to the first quarter of fiscal 2002. Lawns lead the way with a 61% increase over the prior year reflecting strong sales of its Fall product offerings, primarily Winterizer(TM) lawn fertilizers and Turf Builder(TM) grass seed.

Net sales in the "Other" category under North America Consumer segment are sales under a supply agreement. These sales fluctuate based on the customer's needs but are not material to our results.

Scotts LawnService(R) revenues increased 77.6% from $4.9 million in the first quarter of fiscal 2001 to $8.7 million in the first quarter of fiscal 2002. The growth in revenue reflects the growth in the business from the acquisitions completed in late winter and early spring of fiscal 2001, new branch openings in late winter of fiscal 2001 and the growth in customers from our spring and fall 2001 marketing campaigns.

Net sales for the Global Professional segment were $36.3 million in the first quarter of fiscal 2002, which were $0.8 million, or 2.3%, higher than sales for the first quarter of fiscal 2001. Revenue growth was moderated as growers in the United States increased their focus on reducing inventory from growers in certain portions of Europe due to adverse weather conditions.

Sales for the International Consumer segment were $40.2 million in the first quarter of fiscal 2002, which were $0.8 million, or 2.0%, higher than sales for the first quarter of fiscal 2001. Sales growth for this segment was moderated due to our customers waiting until closer to the season to place orders for delivery in an effort to control inventory levels.

Gross profit was $31.1 million in the first quarter of fiscal 2002, a decrease of $0.5 million from gross profit of $31.6 million in the first quarter of fiscal 2001. As a percentage of net sales, gross profit was 19.1% of sales in the first quarter of fiscal 2002 compared to 21.6% in the first quarter of fiscal 2001. The decline in gross profit as a percentage of sales resulted from a shift in product mix toward lower margin growing media sales and away from higher margin fertilizer sales in our Global Professional segment and certain countries in our International Consumer segment. We also experienced lower margins in Scotts LawnService(R) due to fixed operating expenses for recently acquired and newly opened branches incurred during the low revenue winter months.

The net commission earned from agency agreement in the first quarter of fiscal 2002 represents net costs of $5.9 million compared to net costs of $4.7 million in the first quarter of fiscal 2001. The increase in costs from the prior year is primarily due to the increase in the contribution payment due to Monsanto to $20 million in fiscal 2002 compared to $15 million in fiscal 2001. We do not recognize commission income under the agency agreement until minimum earnings thresholds in the agreement are achieved, which is usually in our second fiscal quarter.

Advertising and promotion expenses in the first quarter of fiscal 2002 were $7.1 million, a decrease of $1.0 million from advertising and promotion expenses in the first quarter of fiscal 2001 of $8.1 million. The decrease in advertising and promotion expenses from the prior year is primarily due to lower rates and more targeted programs affecting the overall expected spending in fiscal 2002.

Selling, general and administrative expenses in the first quarter of fiscal 2002 were $75.3 million compared to $77.1 million for the first quarter of fiscal 2001. The decrease from the first quarter of fiscal 2001 to the first quarter of fiscal 2002 is due to lower costs resulting from the cost cutting and restructuring activities that occurred in fiscal 2002, offset in part by higher spending on information services and legal matters. The first quarter of fiscal 2002 includes $1.0 million of restructuring costs in costs of goods sold related to the redeployment of inventory from closed plants and warehouses and $0.8 million in selling, general and administrative expenses related to the relocation of personnel. Under generally accepted accounting principles in the United States, these costs have been expensed in the period incurred. Amortization of goodwill and intangibles in the first quarter of fiscal 2002 was $1.8 million compared to $6.8 million in the first quarter of fiscal 2001, primarily due to the adoption of the new accounting standard. See Note 5 of Notes to Condensed, Consolidated Financial Statements (Unaudited).

Other income was $2.0 million for the first quarter of fiscal 2002, compared to other income of $1.1 million in the first quarter of fiscal 2001. The increase is due to the gain on sale of an idled growing media plant in Florida in the first quarter of fiscal 2002.

The loss from operations for the first quarter of fiscal 2002 was $57.8 million, compared with $64.0 million for the first quarter of fiscal 2001. The reduction in the loss from operations from the prior year is the result of the increase in sales, lower selling expenses, and the effect of the change in accounting for amortization of indefinite-lived assets, partially offset by the decrease in gross profit as a percentage of sales, the $1.8 million of restructuring charges and higher legal expenses in the current quarter.

Interest expense for the first quarter of fiscal 2002 was $18.5 million, a decrease of $2.8 million from interest expense for the first quarter of fiscal 2001 of $21.3 million. The decrease in interest expense was primarily due to a reduction in average borrowings for the quarter as compared to the prior year, and lower interest rates on our variable rate debt.

Income tax benefit for the first quarter of fiscal 2002 was $29.4 million, compared with an income tax benefit for the first quarter of fiscal 2001 of $34.1 million. The decrease in the tax benefit from the prior year is the result of the lower pre-tax loss for the first quarter of fiscal 2002 for the reasons noted above and the lower estimated income tax rate for the first quarter of fiscal 2002 of 38.5% compared to 40.0% for the first quarter of fiscal 2001 due to the elimination of amortization expense for book purposes that was not deductible for tax purposes.

The Company reported a net loss of $46.9 million for the first quarter of fiscal 2002, or $1.63 per common share compared to a net loss of $51.2 million for the first quarter of fiscal 2001, or $1.83 per common share. Due to the net losses in the periods, the calculation of earnings per share does not include the effect of potential common shares such as options and warrants because their effect would be anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $141.4 million for the three months ended December 29, 2001 compared to a use of cash of $202.4 million for the three months ended December 30, 2000. The seasonal nature of our operations generally requires cash to fund significant increases in working capital (primarily inventory) during the first quarter. Cash used in operations was lower in the first quarter of fiscal 2002 due to lower inventory production in the period and lower income tax payments due to lower net income in the fiscal year ended September 30, 2001 compared to the fiscal year ended September 30, 2000.

Cash used in investing activities was $28.9 million for the first three months of fiscal 2002 compared to $29.8 million in the prior year period. Investments in acquired businesses declined due to the acquisition of Substral at the end of the first quarter of fiscal 2001 while payments on seller notes increased because of payments made on the Substral deferred purchase obligation in the first quarter of fiscal 2002.

Financing activities provided cash of $160.2 million for the first three months of fiscal 2002 compared to providing $220.5 million in the prior year. The decrease in cash from financing activities was primarily due to a decrease in borrowings under our revolving credit facility to fund operations due to improved cash flows from operations as noted above.

Total debt was $1,021.5 million as of December 29, 2001, a decrease of $61.3 million compared with total debt at December 30, 2000 of $1,082.8. The decrease in debt compared to the prior year was primarily due to scheduled debt repayments on our term loans during fiscal 2001.

On January 25, 2002, we issued an additional $70 million of 8 5/8% Senior Subordinated Notes. The net proceeds were used to paydown borrowings on our revolving credit facility.

Our primary sources of liquidity are funds generated by operations and borrowings under our credit facility. The credit facility provides for borrowings in the aggregate principal amount of $1.1 billion and consists of term loan facilities in the aggregate amount of $525 million and a revolving credit facility in the amount of $575 million.

We did not repurchase any treasury shares in fiscal 2001 or in the first quarter of fiscal 2002.

Scotts does not have any off balance sheet financing except for operating leases which are disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K or any financial arrangements with any related parties. All related party transactions are with and between our subsidiaries or management. All material intercompany transactions are eliminated in our consolidated financial statements. All transactions with management are fully described and disclosed in our proxy statement. Such transactions pertain primarily to office space provided to and administrative services provided by Hagedorn Partnership, L.P. and do not exceed $150,000 per annum.

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

ENVIRONMENTAL MATTERS

We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking action aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial position; however, there can be no assurance that the resolution of these matters will not materially affect future quarterly or annual operating results. Additional information on environmental matters affecting us is provided in Note 9 of the Notes to Condensed, Consolidated Financial Statements (unaudited) as of and for the three months ended December 29, 2001 and in the fiscal 2001 Annual Report on Form 10-K under the "ITEM 1. BUSINESS -- ENVIRONMENTAL AND REGULATORY CONSIDERATIONS" and "ITEM 3. LEGAL PROCEEDINGS" sections.

RELATIONSHIPS WITH CUSTOMERS

We do not have long-term sales agreements or other contractual assurances as to future sales to any of our major retail customers. In addition, continued consolidation in the retail industry has resulted in an increasingly concentrated retail base in North America. To the extent such concentration continues to occur, our net sales and operating income may be increasingly sensitive to a deterioration in the financial condition of, or other adverse developments involving our relationship with, one or more customers. As a result of consolidation in the retail industry, our customers are able to exert increasing pressure on us with respect to pricing and new product introductions.

KMART

Kmart, one of our largest customers, filed for bankruptcy relief under Chapter 11 of the bankruptcy code on January 22, 2002. Following such filing, we recommenced shipping products to Kmart, and we intend to continue shipping products to Kmart for the foreseeable future. If Kmart does not successfully emerge from its bankruptcy reorganization, our business could be adversely affected. We believe the reserves we have recorded related to business conducted with Kmart prior to its bankruptcy filing are adequate.

EURO

Effective January 1, 2002, the "euro" has been introduced in certain Economic and Monetary Union (EMU) countries as their single currency. Uncertainty still exists as to the effects the euro currency may have on the marketplace. However, thus far there has been minimal disruption to our European businesses due to the conversion to the euro. We estimate that the cost related to addressing systems and other issues related to the euro conversion were in the $1.5-$2.0 million range, most of which was expensed in fiscal 2001. However, there can be no assurance that the ultimate costs related to this issue will not exceed this range.

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

-        ADVERSE WEATHER CONDITIONS COULD ADVERSLY IMPACT FINANCIAL RESULTS.

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

- OUR HISTORICAL SEASONALITY COULD IMPAIR OUR ABILITY TO PAY OBLIGATIONS AS THEY COME DUE IN ADDITION TO OUR OPERATING EXPENSES.

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

         We do not have long-term sales agreements or other contractual assurances as to future sales to any of our major retail customers. In addition, continued consolidation in the retail industry has resulted in an increasingly concentrated retail base. To the extent such concentration continues to occur, our net sales and operating income may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments involving our relationship with, one or more customers. As a result of consolidation in the retail industry, our customers are able to exert increasing pressure on us with respect to pricing and new product introductions.

         Kmart, one of our top customers, filed for bankruptcy relief under Chapter 11 of the bankruptcy code on January 22, 2002. Following such filing, we recommenced shipping products to Kmart, and we intend to continue shipping products to Kmart for the foreseeable future. If Kmart does not successfully emerge from its bankruptcy reorganization, our business could be adversely affected.

- OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND PREVENT US FROM FULFILLING OUR OBLIGATIONS.

         We have a significant amount of debt. Our substantial indebtedness could have important consequences for you. For example, it could:

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

           -      limit our ability to borrow additional funds; and

           - expose us to risks inherent in interest rate fluctuations because some of our borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

         Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

         We cannot assure you that our business will generate sufficient cash flow from operations or that currently anticipated cost savings and operating improvements will be realized on schedule or at all. We also cannot assure that future borrowings will be available to us under our credit facility in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot assure that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

-        RESTRICTIVE COVENANTS MAY ADVERSELY AFFECT US.

         Our credit facility and the indenture governing our outstanding senior subordinated notes contain restrictive covenants that require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our credit facility and/or the senior subordinated notes. Upon the occurrence of an event of default under our credit facility and/or the senior subordinated notes, the lenders and/or noteholders could elect to declare all of our outstanding indebtedness to be immediately due and payable and terminate all commitments to extend further credit. We cannot be sure that our lenders or the noteholders would waive a default or that we could pay the indebtedness in full if it were accelerated.

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

         Glyphosate, the active ingredient in Roundup(R), was subject to a patent in the United States that expired in September 2000. We cannot predict the success of Roundup(R) now that glyphosate is no longer patented. Substantial new competition in the United States could adversely affect us. Glyphosate is no longer subject to patent in Europe and is not subject to patent in Canada. While sales of Roundup(R) in such countries have continued to increase despite the lack of patent protection, sales in the United States may decline as a result of increased competition. Any such decline in sales would adversely affect our financial results through the reduction of commissions as calculated under the Roundup(R) marketing agreement. We are aware that Spectrum Brands produced glyphosate one-gallon products for Home Depot and Lowe's to be sold under the Real- Kill(R) and No-Pest(R) brand names, respectively, in fiscal year 2001. We anticipate that Lowe's will introduce a one-quart glyphosate product, and that Ace Hardware Corporation will introduce one-gallon and one-quart glyphosate products, in fiscal year 2002. It is too early to determine whether these product introductions will have a material adverse effect on our sales of Roundup(R).

         Our methylene-urea product composition patent, which covered Scotts Turf Builder(R), Scotts Turf Builder(R) Plus 2(R) with Weed Control and Scotts Turf Builder(R) with Halts(R) Crabgrass Preventer, expired in July 2001. This could also result in increased competition. Any decline in sales of Turf Builder(R) products after the expiration of the methylene-urea product composition patent could adversely affect our financial results.

- HAGEDORN PARTNERSHIP, L.P. BENEFICIALLY OWNS APPROXIMATELY 40% OF THE OUTSTANDING COMMON SHARES OF SCOTTS ON A FULLY DILUTED BASIS.

         Hagedorn Partnership, L.P. beneficially owns approximately 40% of the outstanding common shares of Scotts on a fully diluted basis and has sufficient voting power to significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders.

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

         In addition to the regulations already described, local, state, federal and foreign agencies regulate the disposal, handling and storage of waste, air and water discharges from our facilities. In June 1997, the Ohio Environmental Protection Agency ("Ohio EPA") initiated an enforcement action against us with respect to alleged surface water violations and inadequate treatment capabilities at our Marysville facility and seeking corrective action under the Resource Conservation Recovery Act. We have met with the Ohio EPA and the Ohio Attorney General's office to negotiate an amicable resolution of these issues. On December 3, 2001, an agreed judicial Consent Order was submitted to the Union County Common Pleas Court and was entered by the court on January 25, 2002.

         During fiscal year 2001, we made approximately $0.6 million in environmental capital expenditures and $2.1 million in other environmental expenses, compared with approximately $0.8 million in environmental capital expenditures and $1.8 million in other environmental expenses in fiscal year 2000. Management anticipates that environmental capital expenditures and other environmental expenses for fiscal year 2002 will not differ significantly from those incurred in fiscal year 2001. The adequacy of these anticipated future expenditures is based on our operating in substantial compliance with applicable environmental and public health laws and regulations and several significant assumptions:

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

- THE IMPLEMENTATION OF THE EURO CURRENCY IN SOME EUROPEAN COUNTRIES IN 2002 COULD ADVERSELY AFFECT US.

         In January 2002, most Economic and Monetary Union countries began operating with the euro as their single currency. Uncertainty exists as to the effects the euro currency will have on the marketplace. We are still assessing the impact the Economic and Monetary Union formation and euro implementation may have on the sales of our products and conduct of our business. We expect to take appropriate actions based on the results of our assessment. However, there can be no assurance that this issue will not have a material adverse effect on us or our future operating results and financial condition.

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

         In addition, our operations outside the United States are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations and potentially adverse tax consequences. The costs related to our international operations could adversely affect our operations and financial results in the future.

- TERRORIST ATTACKS, SUCH AS THE ATTACKS THAT OCCURRED IN NEW YORK AND WASHINGTON, DC, ON SEPTEMBER 11, 2001, AND OTHER ACTS OF VIOLENCE OR WAR MAY AFFECT THE MARKETS ON WHICH OUR COMMON STOCK AND REGISTERED SENIOR SUBORDINATED NOTES TRADE, THE MARKETS IN WHICH WE OPERATE, OUR OPERATIONS AND OUR PROFITABILITY.

         Terrorist attacks may negatively affect our operations and your investment. There can be no assurance that there will not be further terrorist attacks against the United States or U.S. businesses. These attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect our sales. Also as a result of terrorism, the United States has entered into an armed conflict which could have a further impact on our sales, our supply chain and our ability to deliver product to our customers. Political and economic instability in some regions of the world may also result and could negatively impact our business. The consequences of any of these armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or your investment. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They also could result in economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in the volatility of the market price for our securities and on the future price of our securities.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  As noted in Note 9 to the Company's unaudited Condensed, Consolidated Financial Statements as of and for the period ended December 29, 2001, the Company is involved in several pending legal and environmental matters. Pending other material legal proceedings are as follows:

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

                  On October 9, 2000, the ICA issued a First Partial Award by the Tribunal which, inter alia: (i) found that Rhone-Poulenc breached its duty of good faith under the French law by not disclosing to the Company the contemplated combination of Rhone-Poulenc and AgrEvo; (ii) directed that the parties re-negotiate a non-compete provision; and (iii) ruled that a Research and Development Agreement entered into ancillary to the purchase of Rhone-Poulenc Jardin is binding upon both Rhone-Poulenc and its post-merger successor. On February 12, 2001, because of the parties' failure to agree on revisions to the non-compete provision, the ICA issued a Second Partial Award by the Tribunal revising that provision. A damages hearing was held from July 2 to 5, 2001. The Tribunal heard closing arguments regarding the Company's claim to damages and restitution in January 2002.

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

                  The Company is involved in other lawsuits and claims which arise in the normal course of its business. In the opinion of management, these claims individually and in the aggregate are not expected to result in a material adverse effect on the Company's results of operations, financial position or cash flows.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held in Marysville, Ohio on January 25, 2002.

                  The result of the vote of the shareholders for the matter of the election of four directors, for terms of three years each, is as follows:


                                                                                                                 VOTES
                                                  NOMINEE                                   VOTES FOR          WITHHELD
                                                  -------                                   ---------          --------

                 Charles M. Berger..............................................            25,415,396           276,873
                 James Hagedorn.................................................            25,506,002           186,267
                 Karen G. Mills.................................................            25,456,422           235,847
                 John Walker, Ph.D..............................................            25,456,723           235,546

                  Each of the nominees was elected. The other directors whose terms of office continue after the Annual Meeting are Arnold
                  W. Donald, John Kenlon, John M. Sullivan, L. Jack Van Fossen, Joseph P. Flannery, Albert E. Harris, Katherine Hagedorn Littlefield and Patrick J. Norton.

                  The shareholder resolution regarding genetic engineering was not adopted. The result of the vote was:


                       VOTES FOR               VOTES AGAINST             ABSTENTIONS              BROKER NON-VOTES
                       ---------               -------------             -----------              ----------------
                        813,311                 22,193,434                 554,451                    2,131,073

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a) See Index to Exhibits at page 43 for a list of the exhibits included herewith.

                 (b) The Registrant filed no Current Reports on Form 8-K during the quarter covered by this Report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE SCOTTS COMPANY

                                   /s/ CHRISTOPHER L. NAGEL
                                   ------------------------
                                   Christopher L. Nagel
Date: February 12, 2002            Principal Accounting Officer,
                                   Senior Vice President of Finance,
                                   Corporate North America
                                   (Duly Authorized Officer)

                               THE SCOTTS COMPANY
                           ANNUAL REPORT ON FORM 10-Q
                 FOR THE FISCAL QUARTER ENDED DECEMBER 29, 2001

                                INDEX TO EXHIBITS


Exhibit No.     Description                                                        Location
-----------     -----------                                                        --------

10(x)           Letter agreement, dated October 10, 2001, between the Registrant       *
                and M. Michel Farkouh


10(y)           Letter agreement, dated as of December 20, 2001, between the           *
                Registrant and L. Robert Stohler

* Filed herewith.