Form 10-Q
period 2002-03-30
SCOTTS COMPANY
filed 2002-05-14
CIK 825542

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2002

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                    29,638,124                     Outstanding at May 10, 2002
             --------------------------            ---------------------------
             Common Shares, no par value

                       THE SCOTTS COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                                                 PAGE NO.
                                                                                                                 --------

PART I.     FINANCIAL INFORMATION:

Item 1.          Financial Statements

                 Condensed, Consolidated Statements of Operations - Three and six month
                 periods ended March 30, 2002 and March 31, 2001..........................................             2

                 Condensed, Consolidated Statements of Cash Flows - Six month periods
                 ended March 30, 2002 and March 31, 2001..................................................             3

                 Condensed, Consolidated Balance Sheets - March 30, 2002, March 31, 2001
                 and September 30, 2001...................................................................             4

                 Notes to Condensed, Consolidated Financial Statements....................................             5

Item 2.     Management's Discussion and Analysis of Financial Condition and Results
            of Operations.................................................................................            28

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.............................................................................            41

Item 6.     Exhibits and Reports on Form 8-K..............................................................            41

Signatures       .........................................................................................            42

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                               THE SCOTTS COMPANY
                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)


                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                             -----------------------     -----------------------
                                                             MARCH 30,     MARCH 31,     MARCH 30,     MARCH 31,
                                                                2002         2001          2002          2001
                                                             ---------     ---------     ---------     ---------

Net sales ..............................................      $ 602.1       $ 713.5       $ 765.1       $ 860.5
Cost of sales ..........................................        362.1         421.6         493.1         537.3
Restructuring and other charges ........................          0.1           -.-           1.1           -.-
                                                              -------       -------       -------       -------
      Gross profit .....................................        239.9         291.9         270.9         323.2
Gross commission earned from agency agreement ..........          8.4          16.6           8.4          16.5
Costs associated with agency agreement .................          5.8           4.6          11.7           9.1
                                                              -------       -------       -------       -------

      Net commission earned from agency agreement ......          2.6          12.0          (3.3)          7.4
Operating expenses:
      Advertising ......................................         30.9          38.5          38.0          46.1
      Selling, general and administrative ..............         84.1          91.5         159.4         168.9
      Restructuring and other charges ..................          0.4           -.-           1.2           -.-
      Amortization of goodwill and other intangibles ...          1.8           7.4           3.7          14.2
      Other (income) expense, net ......................         (1.9)         (1.4)         (3.9)         (2.5)
                                                              -------       -------       -------       -------
Income from operations .................................        127.2         167.9          69.2         103.9
Interest expense .......................................         21.6          26.1          40.2          47.4
                                                              -------       -------       -------       -------
Income before income taxes .............................        105.6         141.8          29.0          56.5
Income taxes ...........................................         40.6          57.0          11.1          22.9
                                                              -------       -------       -------       -------
Income before cumulative effect of accounting change ...         65.0          84.8          17.9          33.6
Cumulative effect of change in accounting for intangible
  assets, net of tax ...................................          -.-           -.-         (18.5)          -.-
                                                              -------       -------       -------       -------
Net income (loss) ......................................      $  65.0       $  84.8       $  (0.6)      $  33.6
                                                              =======       =======       =======       =======

Basic earnings (loss) per share ........................      $  2.23       $  3.01       $ (0.02)      $  1.19
                                                              =======       =======       =======       =======

Diluted earnings (loss) per share ......................      $  2.06       $  2.80       $ (0.02)      $  1.12
                                                              =======       =======       =======       =======

Common shares used in basic earnings (loss)
  per share calculation ................................         29.1          28.2          29.0          28.2
                                                              =======       =======       =======       =======

Common shares and potential common shares
  used in diluted earnings (loss) per
  share calculation......................................        31.5          30.3          31.4          30.0
                                                              =======       =======       =======       =======


            See notes to condensed, consolidated financial statements

                               THE SCOTTS COMPANY
                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                                     SIX MONTHS ENDED
                                                                                     ----------------
                                                                                  MARCH 30,    MARCH 31,
                                                                                    2002         2001
                                                                                  ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income ...........................................................      $ (0.6)      $ 33.6
Adjustments to reconcile net (loss) income to net cash used in operating activities:
   Cumulative effect of change in accounting for intangible assets ..........        29.8          -.-
   Depreciation .............................................................        16.0         16.0
   Amortization .............................................................         5.3         15.9
   Deferred taxes ...........................................................       (10.1)         2.1
   Changes in assets and liabilities, net of acquired businesses:
      Accounts receivable ...................................................      (326.2)      (477.0)
      Inventories ...........................................................       (58.3)       (94.5)
      Prepaid and other current assets ......................................       (10.4)        (1.5)
      Accounts payable ......................................................       119.1        150.6
      Accrued liabilities ...................................................        30.8         55.8
      Other assets ..........................................................         2.0          2.6
      Other liabilities .....................................................        (2.7)       (10.6)
   Other, net ...............................................................         5.5         (1.2)
                                                                                   ------       ------
      Net cash used in operating activities .................................      (199.8)      (308.2)
                                                                                   ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in property, plant and equipment ..............................       (22.3)       (26.7)
   Investment in acquired businesses, net of cash acquired ..................        (3.1)       (12.2)
   Payments on seller notes .................................................       (16.0)       (10.4)
                                                                                   ------       ------
      Net cash used in investing activities .................................       (41.4)       (49.3)
                                                                                   ------       ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving and bank lines of credit ..................       196.6        376.3
   Issuance of 8 5/8% senior subordinated notes, net of issuance costs ......        70.2          -.-
   Gross borrowings under term loans ........................................         -.-        260.0
   Gross repayments under term loans ........................................       (14.9)      (304.3)
   Cash received from the exercise of stock options .........................        10.3         10.4
                                                                                   ------       ------
      Net cash provided by financing activities .............................       262.2        342.4
Effect of exchange rate changes on cash .....................................        (2.2)        (0.1)
                                                                                   ------       ------
Net increase (decrease) in cash .............................................        18.8        (15.2)
Cash and cash equivalents at beginning of period ............................        18.7         33.0
                                                                                   ------       ------
Cash and cash equivalents at end of period ..................................      $ 37.5       $ 17.8
                                                                                   ======       ======

            See notes to condensed, consolidated financial statements

                               THE SCOTTS COMPANY
                     CONDENSED, CONSOLIDATED BALANCE SHEETS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                                         UNAUDITED
                                                                                         ---------
                                                                           MARCH 30,      MARCH 31,   SEPTEMBER 30,
                                                                             2002           2001           2001
                                                                           ---------      ---------   -------------
ASSETS
Current assets:
   Cash and cash equivalents ........................................      $   37.5       $   17.8       $   18.7
   Accounts receivable, less allowances of $25.2,
      $11.0 and $23.9, respectively .................................         547.0          693.0          220.8
   Inventories, net .................................................         426.8          402.0          368.4
   Current deferred tax asset .......................................          52.2           27.6           52.2
   Prepaid and other assets .........................................          44.6           67.1           34.1
                                                                           --------       --------       --------
      Total current assets ..........................................       1,108.1        1,207.5          694.2
Property, plant and equipment, net ..................................         313.4          297.0          310.7
Goodwill and other intangible assets, net ...........................         744.1          770.0          771.1
Other assets ........................................................          74.7           72.4           67.0
                                                                           --------       --------       --------
      Total assets ..................................................      $2,240.3       $2,346.9       $1,843.0
                                                                           ========       ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt ..................................................      $  205.6       $  298.2       $   71.3
   Accounts payable .................................................         270.1          303.7          150.9
   Accrued liabilities ..............................................         218.3          225.0          208.0
   Accrued taxes ....................................................          35.9           41.0           14.9
                                                                           --------       --------       --------
      Total current liabilities .....................................         729.9          867.9          445.1
Long-term debt ......................................................         921.1          910.0          816.5
Other liabilities ...................................................          72.4           49.8           75.2
                                                                           --------       --------       --------
      Total liabilities .............................................       1,723.4        1,827.7        1,336.8
                                                                           ========       ========       ========
Commitments and contingencies
Shareholders' equity:
   Preferred shares, no par value, none issued ......................           -.-            -.-            -.-
   Common shares, no par value per share, $.01 stated
      value per share, issued 31.3, 31.3 and 31.3, respectively .....           0.3            0.3            0.3
   Capital in excess of par value ...................................         400.1          390.6          398.3
   Retained earnings ................................................         211.7          230.4          212.3
   Treasury stock, 2.1, 2.9, and 2.6 shares, respectively, at cost ..         (61.4)         (74.6)         (70.0)
   Accumulated other comprehensive loss .............................         (33.8)         (27.5)         (34.7)
                                                                           --------       --------       --------
Total shareholders' equity ..........................................         516.9          519.2          506.2
                                                                           --------       --------       --------
Total liabilities and shareholders' equity ..........................      $2,240.3       $2,346.9       $1,843.0
                                                                           ========       ========       ========

            See notes to condensed, consolidated financial statements

        NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS

         The Scotts Company and its subsidiaries (collectively "Scotts" or the "Company") are engaged in the manufacture and sale of lawn care and garden products. The Company's major customers include home improvement centers, mass merchandisers, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, lawn and landscape service companies, commercial nurseries and greenhouses, and specialty crop growers. The Company's products are sold in the United States, Canada, the European Union, the Caribbean, South America, Southeast Asia, the Middle East, Africa, Australia, New Zealand, Mexico, Japan, and several Latin American countries. We also operate the Scotts LawnService(R) business which provides lawn, and tree and shrub fertilization, insect control and other related services.

         ORGANIZATION AND BASIS OF PRESENTATION

         The condensed, consolidated financial statements include the accounts of The Scotts Company and its subsidiaries. All material intercompany transactions have been eliminated.

         The condensed, consolidated balance sheets as of March 30, 2002 and March 31, 2001, and the related condensed, consolidated statements of operations for the three month and six month periods then ended and condensed, consolidated statements of cash flows for the six month periods then ended, are unaudited; however, in the opinion of management, such financial statements contain all adjustments necessary for the fair presentation of the Company's financial position, results of operations and cash flows. Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the financial statements and accompanying notes in Scotts' fiscal 2001 Annual Report on Form 10-K.

         REVENUE RECOGNITION

         Revenue is recognized when products are shipped and when title and risk of loss transfer to the customer. Provisions for estimated returns and allowances are recorded at the time of shipment based on historical rates of return applied to allowances as a percentage of sales.

         ADVERTISING AND PROMOTION

         Scotts advertises its branded products through national and regional media, and through cooperative advertising programs with retailers. Retailers are also offered in-store promotional allowances and in prior years were offered pre-season stocking allowances. Certain products are also promoted with direct consumer rebate programs. Advertising and promotion costs (including allowances and rebates) incurred during the year are expensed ratably to interim periods in relation to revenues. All advertising and promotion costs, except for production costs, are expensed within the fiscal year in which such costs are incurred. Production costs for advertising programs are deferred until the period in which the advertising is first aired. All amounts paid or payable to customers or consumers in connection with the purchase of our products are recorded as a reduction of net sales.

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

         The Company's conclusion is not free from challenge and, in fact, would likely be challenged if the Company were to terminate the agreement. If it were determined that, upon termination, the Company must pay any remaining deferred contribution amounts and related per annum charges, the resulting charge to earnings could have a material impact on the Company's results of operations and financial position. At March 30, 2002, contribution payments and related per annum charges of approximately $48.3 million had been deferred under the agreement. This amount is considered a contingent obligation and has not been reflected in the financial statements as of and for the period then ended.

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

3.       RESTRUCTURING AND OTHER CHARGES

         2002 CHARGES

         Under accounting principles generally accepted in the United States of America, certain restructuring costs related to relocation of personnel, equipment and inventory are to be expensed in the period the costs are actually incurred. During the first six months of fiscal 2002, inventory relocation costs of approximately $1 million were incurred and paid and were recorded as restructuring and other charges in cost of sales. Approximately $1.2 million of employee relocation costs were also incurred and paid in the first six months of fiscal 2002 and were recorded as operating expenses. These charges related to restructuring activities initiated in the third and fourth quarters of fiscal 2001.

         2001 CHARGES

         During the third and fourth quarters of fiscal 2001, the Company recorded $75.7 million of restructuring and other charges, primarily associated with the closure or relocation of certain manufacturing and administrative facilities. The $75.7 million in charges was segregated in the Statements of Operations in two components: (i) $7.3 million included in cost of sales for the write-off of inventory that was rendered unusable as a result of the restructuring activities and (ii) $68.4 million included in selling, general and administrative costs. Included in the $68.4 million charge in selling, general and administrative costs was $20.4 million to write-down to fair value certain property and equipment and other assets; $5.8 million of facility exit costs; $27.0 million of severance costs; and $15.2 million in other restructuring and other costs. The severance costs related to reduction in force initiatives and facility closures and consolidations in North America and Europe covering approximately 340 administrative, production, selling and other employees. Remaining severance costs are expected to be paid in fiscal 2002 with some payments extending into 2003. All other fiscal 2001 restructuring related activities and costs are expected to be completed by the end of fiscal 2002.

         The following is a rollforward of the cash portion of the restructuring and other charges accrued in the third and fourth quarters of fiscal 2001:

                                                                           BALANCE                    BALANCE
         DESCRIPTION                             TYPE  CLASSIFICATION  SEPT. 30, 2001   PAYMENT   MARCH 30, 2002
         -----------                             ----  --------------  --------------   -------   --------------
                                                                                     ($ MILLIONS)

         Severance........................       Cash        SG&A      $       25.1  $       13.5   $      11.6
         Facility exit costs..............       Cash        SG&A               5.2           1.8           3.4
         Other related costs..............       Cash        SG&A               7.0           6.4           0.6
                                                                       ------------  ------------   -----------
            Total cash....................                             $       37.3  $       21.7   $      15.6
                                                                       ============  ============   ===========


4.       INVENTORIES

         Inventories, net of provisions for slow moving and obsolete inventory of $25.0 million, $21.6 million, and $22.3 million, respectively, consisted of:

                                                                     MARCH 30,       MARCH 31,      SEPTEMBER 30,
                                                                       2002            2001             2001
                                                                       ----            ----             ----
                                                                                   ($ MILLIONS)

         Finished goods.........................................  $       352.1    $       312.2    $       295.8
         Raw materials..........................................           74.7             89.8             72.6
                                                                  -------------    -------------    -------------
         Total     .............................................  $       426.8    $       402.0    $       368.4
                                                                  =============    =============    =============

5.       GOODWILL AND OTHER INTANGIBLE ASSETS, NET

         Effective October 1, 2001, Scotts adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". In accordance with this standard, goodwill and certain other intangible assets, primarily tradenames, have been classified as indefinite-lived assets no longer subject to amortization. Indefinite-lived assets are subject to impairment testing upon adoption and at least annually. The impairment analysis was completed in the second quarter of 2002, taking into account additional guidance provided by EITF 02-07 "Unit of Measure for Testing Impairment of Indefinite-Lived Intangibles Assets". The value of all indefinite-lived tradenames as of October 1, 2001 was determined using a "royalty savings" methodology that was employed when the businesses associated with these tradenames were acquired but using updated estimates of sales and profitability. As a result, a pre-tax impairment loss of $29.8 million was recorded for the writedown of the value of the tradenames in our International Consumer businesses in Germany, France and the United Kingdom. This transitional impairment charge was recorded as a cumulative effect of accounting change, net of tax, as of October 1, 2001. After completing this initial valuation and impairment of tradenames, an initial assessment for goodwill impairment was performed. It was determined that a goodwill impairment charge was not required.

         The useful lives of intangible assets still subject to amortization were not revised as a result of the adoption of Statement 142.

         The following table presents goodwill and intangible assets as of the end of each period presented.

                                                 MARCH 30, 2002               MARCH 31, 2001               SEPTEMBER 30, 2001
                                                 --------------               --------------               ------------------
                                           GROSS                 NET    GROSS                   NET    GROSS                  NET
                                         CARRYING ACCUMULATED CARRYING CARRYING ACCUMULATED  CARRYING CARRYING ACCUMULATED  CARRYING
                                          AMOUNT  AMORTIZATION  AMOUNT  AMOUNT  AMORTIZATION  AMOUNT   AMOUNT  AMORTIZATION  AMOUNT
                                          ------  ------------  ------  ------  ------------  ------   ------  ------------  ------
                                                                               ($ MILLIONS)
Amortized Intangible Assets:
  Technology............................  $ 58.8    $(18.2)     $ 40.6   $61.0    $(14.8)     $ 46.2  $ 61.9     $(15.8)    $ 46.1
  Customer accounts.....................    23.0      (2.5)       20.5    23.2      (1.8)       21.4    24.1       (2.5)      21.6
  Tradenames............................    11.4      (2.0)        9.4    11.4      (1.3)       10.1    11.3       (1.6)       9.7
  Other.................................    44.7     (32.8)       11.9    44.4     (31.3)       13.1    47.2      (32.6)      14.6
                                                                ------                        ------                        ------
    Total amortized intangible assets, net                        82.4                          90.8                          92.0
Unamortized Intangible Assets:
  Tradenames............................                         318.6                         360.0                         349.0
  Other.................................                           3.1                           3.1                           3.2
                                                                ------                        ------                         -----
    Total intangible assets, net .......                         404.1                         453.9                         444.2
  Goodwill..............................                         340.0                         316.1                         326.9
                                                                ------                        ------                        ------
    Total goodwill and intangible assets, net                   $744.1                        $770.0                        $771.1
                                                                ======                        ======                        ======


         During the first half of fiscal 2002, our Scotts LawnService(R) business acquired several lawn care businesses. The assets and liabilities of these businesses were recorded at their fair values as of the dates of acquisition. The fair value of customer accounts, customer lists and non-compete agreements were determined based on their estimated impact on discounted future cash flows. The excess of the amounts paid for these businesses over the fair values of the assets was recorded as goodwill. The fair value of customer accounts acquired during the first six months of fiscal 2002 was $1.6 million; the value assigned to non-compete agreements was $0.8 million. Customer accounts are being amortized over an estimated seven year life; non-compete agreements are amortized over the contract periods which range from three to five years. Total goodwill added during the first half of fiscal 2002 was $20.5 million. Goodwill was reduced by $4.8 million and tradenames by $1.8 million as a result of the settlement reached with Rhone-Poulenc Jardin regarding litigation related to the price paid for international consumer businesses we acquired in Europe in 1998. The effects of exchange rate fluctuations resulted in the changes in balances not otherwise explained by the impairment charge, the settlement with Rhone-Poulenc Jardin or the acquisition activity described above.


         The following table presents a reconciliation of recorded net income to adjusted net income and related earnings per share data as if the provision of Statement 142 relating to non-amortization of indefinite-lived intangible assets had been adopted as of the earliest period presented.

                                                                                            FOR THE PERIODS
                                                                                           ENDED MARCH 31,
                                                                                                 2001
                                                                                                 ----
                                                                                    THREE MONTHS         SIX MONTHS
                                                                                    ------------         ----------
                                                                                  ($ MILLIONS, EXCEPT PER SHARE DATA)
Net income
   Reported net income..........................................................      $     84.8         $    33.6
   Goodwill amortization........................................................             3.1               6.0
   Tradename amortization.......................................................             2.5               4.8
   Taxes........................................................................            (1.3)             (2.5)
                                                                                      ----------         ----------
   Net income as adjusted.......................................................      $     89.1         $    41.9
                                                                                      ==========         =========

Basic EPS
   Reported net income..........................................................      $      3.01        $     1.19
   Goodwill amortization........................................................             0.11              0.21
   Tradename amortization.......................................................             0.09              0.17
   Taxes........................................................................            (0.05)            (0.09)
                                                                                      -----------        -----------
   Net income as adjusted.......................................................      $      3.16        $     1.48
                                                                                      ===========        ==========
Diluted EPS
   Reported net income..........................................................      $      2.80        $     1.12
   Goodwill amortization........................................................             0.10              0.20
   Tradename amortization.......................................................             0.08              0.16
   Taxes........................................................................            (0.04)            (0.08)
                                                                                      -----------        -----------
   Net income as adjusted.......................................................      $      2.94        $     1.40
                                                                                      ===========        ==========

Estimated amortization expense is as follows:

                YEAR ENDED
               SEPTEMBER 30,                                                                  $ MILLIONS
               -------------                                                                  ----------

                   2002........................................................             $         4.6
                   2003........................................................                       4.2
                   2004........................................................                       3.1
                   2005........................................................                       2.7
                   2006........................................................                       2.7

6.       LONG-TERM DEBT

                                                                        MARCH 30,         MARCH 31,        SEPTEMBER 30,
                                                                          2002              2001               2001
                                                                          ----              ----               ----
                                                                                         ($ MILLIONS)
Revolving loans under credit facility............................    $        284.6    $        402.8    $         94.7
Term loans under credit facility.................................             378.4             404.7             398.6
Senior Subordinated Notes........................................             391.2             319.9             320.5
Notes due to sellers ............................................              48.6              59.5              53.7
Foreign bank borrowings and term loans...........................              11.8              12.0               9.4
Capital lease obligations and other .............................              12.1               9.3              10.9
                                                                     --------------    --------------    --------------
                                                                            1,126.7           1,208.2             887.8
Less current portions............................................             205.6             298.2              71.3
                                                                     --------------    --------------    --------------
                                                                     $        921.1    $        910.0    $        816.5
                                                                     ==============    ==============    ==============

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

         The term loan facilities consist of two tranches. The Tranche A Term Loan Facility consists of three sub-tranches of Euros and British Pounds Sterling in an aggregate principal amount of $265 million which are to be repaid quarterly over a 6 1/2 year period. The Tranche B Term Loan Facility replaced the Tranche B and Tranche C facilities from the Original Credit Agreement. Those facilities were prepayable without penalty. The new Tranche B Term Loan Facility has an aggregate principal amount of $260 million and is repayable in installments as follows: quarterly installments of $0.25 million beginning June 30, 2001 through December 31, 2006, quarterly installments of $63.5 million beginning March 31, 2007 through September 30, 2007 and a final quarterly installment of $63.8 million on December 31, 2007.

         The revolving credit facility provides for borrowings of up to $575 million, which are available on a revolving basis over a term of 6 1/2 years. A portion of the revolving credit facility not to exceed $100 million is available for the issuance of letters of credit. A portion of the facility not to exceed $258.8 million is available for borrowings in optional currencies, including Euros, British Pounds Sterling and other specified currencies, provided that the outstanding revolving loans in optional currencies other than British Pounds Sterling does not exceed $138 million. The outstanding principal amount of all revolving credit loans may not exceed $150 million for at least 30 consecutive days during any calendar year. The December 2001 amendment increased the amount that may be borrowed in optional currencies to $360 million from $258.8 million.

         Interest rates and commitment fees under the Amended Credit Agreement vary according to the Company's leverage ratios and interest rates also vary within tranches. The weighted-average interest rate on the Company's variable rate borrowings at March 30, 2002 was 7.16% and at September 30, 2001 was 7.85%. In addition, the Amended Credit Agreement requires that Scotts enter into hedge agreements to the extent necessary to provide that at least 50% of the aggregate principal amount of the 8 5/8% Senior Subordinated Notes due 2009 and term loan facilities is subject to a fixed interest rate or interest rate protection for a period of not less than three years.

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

         Approximately $16.9 million of financing costs associated with the revolving credit facility have been deferred as of March 30, 2002 and are being amortized over a period of approximately 7 years, beginning in fiscal year 1999.

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

         In January 2002, The Scotts Company completed an offering of $70 million of 8 5/8% Senior Subordinated Notes due 2009. The net proceeds from the offering were used to pay down borrowings on our revolving credit facility. The notes were issued at a premium of $1.8 million. The issuance costs associated with the offering totaled $1.6 million. Both the premium and the issuance costs are being amortized over the life of the notes.

         Scotts entered into two interest rate locks in fiscal 1998 to hedge its anticipated interest rate exposure on the $330 million 8 5/8% Notes offering. The total amount paid under the interest rate locks of $12.9 million has been recorded as a reduction of the 8 5/8% Notes' carrying value and is being amortized over the life of the 8 5/8% Notes as interest expense. Approximately $11.8 million of issuance costs associated with the 8 5/8% Notes were deferred and are being amortized over the term of the Notes.

         In conjunction with the acquisitions of Rhone-Poulenc Jardin and Sanford Scientific, notes were issued for certain portions of the total purchase price that are to be paid in annual installments over a four-year period. The present value of the remaining note payments is $7.6 million and $3 million, respectively. The Company is imputing interest on the non-interest bearing notes using an interest rate prevalent for similar instruments at the time of acquisition (approximately 9% and 8%, respectively). In conjunction with other acquisitions, notes were issued for certain portions of the total purchase price that are to be paid in annual installments over periods ranging from four to five years. The present value of remaining note payments is $22.9 million. The Company is imputing interest on the non-interest bearing notes using an interest rate prevalent for similar instruments at the time of the acquisitions (approximately 8%).

         In conjunction with the Substral(R) acquisition, notes were issued for certain portions of the total purchase price that are to be paid in semi-annual installments over a two-year period. The present value of remaining note payments total $14.1 million. The interest rate on these notes is 5.5%.

         The foreign term loans of $2.7 million issued on December 12, 1997, have an 8-year term and bear interest at 1% below LIBOR. The loans are denominated in British Pounds Sterling and can be redeemed, on demand, by the note holder. The foreign bank borrowings of $9.2 million at March 30, 2002 and $9.0 million at March 31, 2001 represent lines of credit for foreign operations and are primarily denominated in French Francs.

7.       STATEMENT OF COMPREHENSIVE INCOME

         The components of other comprehensive income and total comprehensive income for the three and six months ended March 30, 2002 and March 31, 2001 are as follows:

                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           MARCH 30,       MARCH 31,        MARCH 30,        MARCH 31,
                                                             2002            2001             2002             2001
                                                             ----            ----             ----             ----

Net income (loss)....................................     $     65.0      $     84.8      $      (0.6)     $       33.6
Other comprehensive income (expense):
Foreign currency translation adjustments.............           (0.5)           (0.2)            (0.1)              3.2
Change in valuation of derivative instruments........            1.5            (1.2)             1.0              (0.7)
                                                          ----------      -----------     ------------     -------------
Comprehensive income.................................     $     66.0      $     83.4      $       0.3      $       36.1
                                                          ==========      ==========      ===========      ============


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

         Now that the Consent Order has been entered, we have paid a $275,000 fine and must satisfactorily remediate the Marysville site. We have continued our remediation activities with the knowledge and oversight of the Ohio EPA. We are currently evaluating our expected liability related to this matter based on the fine paid and remediation actions that we have taken and that we expect to take in the future.

         In addition to the dispute with the Ohio EPA, we are negotiating with the Philadelphia District of the U.S. Army Corps of Engineers ("Corps") regarding the terms of site remediation and the resolution of the Corps' civil penalty demand in connection with our prior peat harvesting operations at our Lafayette, New Jersey facility. We are also addressing remediation concerns raised by the Environment Agency of the United Kingdom with respect to emissions to air and groundwater at our Bramford (Suffolk), United Kingdom facility. We have reserved for our estimates of probable losses to be incurred in connection with each of these matters.

         Regulations and environmental concerns also exist surrounding peat extraction in the United Kingdom and the European Union. In August 2000, English Nature, the nature conservation advisory body to the U.K. government notified us that three of our peat harvesting sites in the United Kingdom were under consideration as possible "Special Areas of Conservation" under European Union Law. In April 2002 we reached agreement with English Nature to transfer our interests in the properties and for the immediate cessation of all but a limited amount of peat extraction on one of the three sites. In consideration we will receive amounts totaling $23.8 million from English Nature. As a result of this transaction we have withdrawn our objection to the proposed European designations as Special Areas of Conservation and will undertake restoration work on the sites for which we will receive additional compensation from English Nature. We consider that we have sufficient raw material supplies available to replace the peat extracted from such sites. See Note 9 to the Condensed, Consolidated Financial Statements for more details.

         The Company has determined that quantities of cement containing asbestos material at certain manufacturing facilities in the United Kingdom should be removed.

         At March 30, 2002, $5.7 million is accrued for the environmental matters described herein. The significant components of the accrual are costs for site remediation of $3.9 million and costs for asbestos abatement of $1.8 million. The significant portion of the costs accrued as of March 30, 2002 are expected to be paid in fiscal 2002 and 2003; however, payments could be made for a period thereafter.

         We believe that the amounts accrued as of March 30, 2002 are adequate to cover known environmental exposures based on current facts and estimates of likely outcome. However, the adequacy of these accruals is based on several significant assumptions:

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

         For the six months ended March 30, 2002, we made approximately $1.5 million in environmental expenditures, compared with approximately $0.6 million in environmental capital expenditures and $2.1 million in other environmental expenses for the entire fiscal year 2001. Management anticipates that environmental capital expenditures and other environmental expenses for the remainder of fiscal year 2002 will not differ significantly from those incurred in fiscal year 2001.

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

         CENTRAL GARDEN & PET COMPANY
         ----------------------------

         SCOTTS V. CENTRAL GARDEN, SOUTHERN DISTRICT OF OHIO.

         On June 30, 2000, the Company filed suit against Central Garden & Pet Company in the U.S. District Court for the Southern District of Ohio (the "Ohio Action") to recover approximately $17 million in outstanding accounts receivable from Central Garden with respect to the Company's 2000 fiscal year. The Company's complaint was later amended to seek approximately $24 million in accounts receivable and additional damages for other breaches of duty.

         On April 13, 2001, Central Garden filed an answer and counterclaim in the Ohio action. On April 24, 2001, Central Garden filed an amended counterclaim. Central Garden's counterclaims included allegations that the Company and Central Garden had entered into an oral agreement in April 1998 whereby the Company would allegedly share with Central Garden the benefits and liabilities of any future business integration between the Company and Pharmacia Corporation (formerly Monsanto). Based on these allegations, Central Garden asserted several causes of action, including fraudulent misrepresentation, and sought damages in excess of $900 million. In addition, Central Garden asserted various other causes of action, including breach of written contract and quantum valebant, and sought damages in excess of $76 million based on the allegations that Central Garden was entitled to receive a cash payment rather than a credit for the value of inventory Central Garden alleged was improperly seized by the Company.

         In April 2002, trial on the remaining claims and counterclaims took place in this action. Prior to the conclusion of the trial, the court dismissed certain of Central Garden's counterclaims as well as the Company's claims that Central Garden breached other duties owed to the Company. On April 22, 2002, a jury returned a verdict in favor of the Company for $22.5 million and for Central Garden on its remaining counterclaims in an amount of approximately $12.1 million. $11.0 million of the $12.1 million awarded to Central Garden was largely undisputed and involved monies withheld from Central Garden by the Company after Central Garden had ceased paying its bills in June, 2000. The remaining $1.1 million awarded to Central Garden, the verdict in favor of the Company and the court's dismissal of Central Garden's counterclaim are subject to post-trial motions.

         Prior to trial, the court dismissed Central Garden's $900 million counterclaim for breach of oral agreement and promissory estoppel, and entered summary judgment against Central Garden on Central Garden's $900 million counterclaim for fraudulent misrepresentation. In addition, as a result of entry of summary judgment against Central Garden in the Missouri Action (discussed below) on Central Garden's $76 million counterclaim for illegal inventory seizure, that claim has been resolved.

         PHARMACIA CORPORATION V. CENTRAL GARDEN, CIRCUIT COURT OF ST. LOUIS, MISSOURI.

         On June 30, 2000 Pharmacia Corporation filed suit against Central Garden in Missouri state court ("Missouri Action") seeking unspecified damages allegedly due Pharmacia under a series of agreements, generally referred to as the four-year "Alliance Agreement" between Pharmacia and Central Garden. Scotts was, for a short time, an assignee of the Alliance Agreement, which Scotts has reassigned to Pharmacia. Pursuant to an order granting Central Garden's motion, on January 18, 2001, Pharmacia joined Scotts as a nominal defendant in the Missouri state court action.

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

         On April 15, 2002, the Company and Central Garden each filed summary judgment motions in this action. In addition, the Company filed motions to disqualify Central Garden's expert witnesses. The Company also amended its answer to assert the defense of res judicata based upon entry of summary judgment on Central Garden's fraudulent misrepresentation claim in the Ohio Action (described above).

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

9.       SUBSEQUENT EVENTS

         In April 2002, agreement was reached with English Nature to cease peat extraction at sites owned or leased by us in the United Kingdom. In late April approximately $18 million was received to immediately suspend all but a limited amount of peat extraction at the sites. An additional $2.8 million was also received for the sale of peat inventory to English Nature for use in the site restoration activities. The gain from cessation payments, after writing off the remaining undepreciated historical costs of the related assets will be recorded in the third fiscal quarter of fiscal 2002. $6.3 million of the $18 million proceeds pertains to rental of certain bogs in future periods and thus will be deferred and recorded as income in fiscal 2003 and 2004.

         Also in April 2002, a jury returned a verdict in our favor for $22.5 million owed to us by Central Garden & Pet. We were also ordered to pay Central Garden & Pet $12.1 million owed to them, $11.0 million of which we had withheld payment on, pending resolution of this dispute. The additional $1.1 million is subject to post trial motions. After final entry of judgment, the verdict is subject to appeal. Accordingly, the Company will not record any amounts related to the settlement of this matter until such time as the appeal period expires or, if an appeal is entered, the appeal process is completed. The Company expects that the settlement of this matter will not have an adverse affect on its financial position or results of operations.

10.      NEW ACCOUNTING STANDARDS

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

         In August 2001, the FASB issued Statement of Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes Financial Accounting Standard No. 121, " Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations; Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring and Events and Transactions". SFAS No. 144 addresses accounting and reporting standards for the impairment or disposal of long-lived assets. It is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is in the process of evaluating the impact of SFAS No. 144 on its financial statements and will adopt the provisions of this statement in the first quarter of fiscal year 2003.

         In April 2002, the Financial Accounting Standards Board issued Statement 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Scotts is currently evaluating the impact that the standard will have on future periods.

11.      SUPPLEMENTAL CASH FLOW INFORMATION

                                                                      SIX MONTHS ENDED
                                                                  MARCH 30,      MARCH 31,
                                                                    2002           2001
                                                                    ----           ----
                                                                        ($ MILLIONS)

         Net assets acquired.................................     $  22.9        $    7.4
         Cash paid ..........................................        10.7             7.4
         Notes issued to seller..............................        12.2             0.0

12.      EARNINGS PER COMMON SHARE

         The following table presents information necessary to calculate basic and diluted earnings per common share. Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Options to purchase 0.1 and 0.1 million shares of common stock for the three and six month periods ended March 30, 2002, and 0.1 and 0.4 million shares for the three and six month periods ended March 31, 2001 respectively were not included in the computation of diluted earnings per common share. These options were excluded from the calculation because the exercise price of these options was greater than the average market price of the common shares in the respective periods, and therefore, they are antidilutive.

                                                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                 ------------------       ----------------
                                                                                MARCH 30,   MARCH 31,   MARCH 30,    MARCH 31,
                                                                                  2002        2001        2002         2001
                                                                                  ----        ----        ----         ----
                                                                                   ($ MILLIONS, EXCEPT PER SHARE DATA)
NET INCOME (LOSS):
Income before cumulative effect of accounting change ......................      $ 65.0      $ 84.8      $ 17.9       $ 33.6
Cumulative effect of change in accounting for intangible assets, net of tax         -.-         -.-       (18.5)         -.-
                                                                                 ------      ------      ------       ------
Net income (loss) .........................................................      $ 65.0      $ 84.8      $ (0.6)      $ 33.6
                                                                                 ======      ======      ======       ======
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Weighted-average common shares outstanding during  the period .............        29.1        28.2        29.0         28.2
Basic earnings (loss) per common share:
     Before cumulative effect of accounting change ........................      $ 2.23      $ 3.01      $ 0.62       $ 1.19
     Cumulative effect of change in accounting for intangible assets,
     net of tax                                                                     -.-         -.-       (0.64)         -.-
                                                                                 ------      ------      ------       ------
     After cumulative effect of accounting change .........................      $ 2.23      $ 3.01      $(0.02)      $ 1.19
                                                                                 ======      ======      ======       ======
DILUTED EARNINGS  (LOSS) PER COMMON SHARE:
Weighted-average common shares outstanding during the period ..............        29.1        28.2        29.0         28.2
Potential common shares:
     Assuming exercise of options .........................................         1.0         1.0         1.1          0.8
     Assuming exercise of warrants ........................................         1.4         1.1         1.3          1.0
                                                                                 ------      ------      ------       ------
Weighted-average number of common shares outstanding and dilutive
     potential common shares ..............................................        31.5        30.3        31.4         30.0
Diluted earnings (loss) per common share:
     Before cumulative effect of accounting change ........................      $ 2.06      $ 2.80      $ 0.57       $ 1.12
     Cumulative effect of change in accounting for intangible assets,
     net of tax                                                                     -.-         -.-       (0.59)         -.-
                                                                                 ------      ------      ------       ------
     After cumulative effect of accounting change .........................      $ 2.06      $ 2.80      $(0.02)      $ 1.12
                                                                                 ======      ======      ======       ======

13.      SEGMENT INFORMATION

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

                                      NORTH AMERICAN       SCOTTS           GLOBAL     INTERNATIONAL     OTHER/
                                         CONSUMER       LAWNSERVICE(R)   PROFESSIONAL     CONSUMER      CORPORATE     TOTAL
                                      --------------    --------------   ------------  -------------    ---------     -----
                                                                        ($ millions)
Net Sales:
2002 YTD..............................    $  530.0        $  16.1         $   90.6      $  128.4     $  -.-     $    765.1
2001 YTD..............................    $  612.8        $   9.3         $   94.4      $  144.0     $  -.-     $    860.5

2001 Q2...............................    $  452.1        $   7.4         $   54.4      $   88.2     $  -.-     $    602.1
2001 Q2...............................    $  546.0        $   4.4         $   58.5      $  104.6     $  -.-     $    713.5

Income (loss) from Operations:
2002 YTD..............................    $   95.3        $ (10.1)        $    8.8      $    9.1     $  (28.6)  $     74.5
2001 YTD..............................    $  130.6        $  (4.4)        $    9.6      $   11.8     $  (27.8)  $    119.8

2002 Q2...............................    $  124.7        $  (8.0)        $    9.0      $   15.7     $  (11.6)  $    129.8
2001 Q2...............................    $  164.7        $  (4.5)        $   10.4      $   20.5     $  (14.9)  $    176.2

Operating Margin:
2002 YTD..............................        18.0%         (62.7%)            9.7%          7.1%         nm%          9.7%
2001 YTD..............................        21.3%         (47.3%)           10.2%          8.2%         nm%         13.9%

2002 Q2...............................        27.6%        (108.1%)           16.5%         17.8%         nm%         21.6%
2001 Q2...............................        30.2%        (102.3%)           17.8%         19.6%         nm%         24.7%

Goodwill:
2002 Q2...............................    $  169.4        $  46.3         $   50.4      $   73.9     $  -.-     $    340.0
2001 Q2...............................    $  170.1        $  16.4         $   57.1      $   72.5     $  -.-     $    316.1

Total Assets:
2002 Q2...............................    $1,443.7        $  62.3         $  158.0      $  477.4     $   98.9   $  2,240.3
2001 Q2...............................    $1,520.5        $  23.3         $  171.5      $  548.4     $   83.2   $  2,346.9

nm        Not meaningful.

          Income (loss) from Operations reported for Scotts' four operating segments represents earnings before amortization, interest and taxes, since this is the measure of profitability used by management. Accordingly, corporate operating loss for the three and six months ended March 30, 2002 and March 31, 2001 includes amortization of certain assets, corporate general and administrative expenses, and certain "other" income/expense not allocated to the business segments and North America restructuring charges.

          Total assets reported for Scotts' operating segments include the intangible assets for the acquired business within those segments. Corporate assets primarily include deferred financing and debt issuance costs, corporate intangible assets as well as deferred tax assets.


14.      FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

         In January 1999, the Company issued $330 million of 8 5/8% Senior Subordinated Notes due 2009 to qualified institutional buyers under the provisions of Rule 144A of the Securities Act of 1933. These Notes were subsequently registered in December 2000. In January 2002, the Company issued an additional $70 million of Senior Subordinated Notes but has not yet publicly registered the new notes.

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

         The following unaudited information presents consolidating Statements of Operations for the three and six-month periods ended March 30, 2002 and March 31, 2001 and consolidating Statements of Cash Flows and Balance Sheets for the six month periods ended March 30, 2002 and March 31, 2001. Separate unaudited financial statements of the individual guarantor subsidiaries have not been provided because management does not believe they would be meaningful to investors.

                               THE SCOTTS COMPANY
                             STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 30, 2002 (IN MILLIONS)
                                   (UNAUDITED)

                                                                            SUBSIDIARY      NON-
                                                                PARENT      GUARANTORS   GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                                                ------      ----------   ----------    ------------  ------------
Net sales...........................................           $ 439.3         $30.9        $131.9         $            $602.1
Cost of sales ......................................             317.4         (37.5)         82.2                       362.1
Restructuring and other charges.....................                                           0.1                         0.1
                                                               -------         -----        ------         ------       ------
Gross profit .......................................             121.9          68.4          49.6                       239.9
Gross commission earned from agency agreement ......               7.6                         0.8                         8.4
Costs associated with agency agreement .............               5.8                                                     5.8
                                                               -------         -----        ------         ------       ------
   Net commission earned from agency agreement......               1.8           -.-           0.8                         2.6
Operating expenses:
   Advertising......................................              19.0           4.0           7.9                        30.9
   Selling, general and administrative..............              50.4           4.9          28.8                        84.1
   Restructuring and other charges..................               0.4                                                     0.4
   Amortization of intangible assets ...............               0.1           0.7           1.0                         1.8
Equity loss in subsidiaries.........................             (38.8)                                      38.8          -.-
Intracompany allocations............................              (9.8)          7.4           2.4                         -.-
Other (income) expense, net ........................                            (1.0)         (0.9)                       (1.9)
                                                               -------         -----        ------         ------       ------
Income (loss) from operations ......................             102.4          52.4          11.2          (38.8)       127.2
Interest (income) expense ..........................              19.4          (3.5)          5.7                        21.6
                                                               -------         -----        ------         ------       ------
Income (loss) before income taxes ..................              83.0          55.9           5.5          (38.8)       105.6
Income taxes .......................................              17.0          21.5           2.1                        40.6
                                                               -------         -----        ------         ------       ------
Income (loss) before cumulative effect of accounting
change                                                            66.0          34.4           3.4          (38.8)        65.0
Cumulative effect of change in accounting for
intangible assets, net of tax ......................                                                                       -.-
                                                               -------         -----        ------         ------       ------
Net income (loss)...................................           $  66.0         $34.4        $  3.4         $(38.8)       $65.0
                                                               =======         =====        ======         ======        =====


             FOR THE SIX MONTHS ENDED MARCH 30, 2002 (IN MILLIONS)
                                   (UNAUDITED)

                                                                         SUBSIDIARY         NON-
                                                                PARENT   GUARANTORS     GUARANTORS  ELIMINATIONS    CONSOLIDATED
                                                                ------   ----------     ----------  ------------    ------------

Net sales...........................................           $ 491.0     $  79.2         $194.9       $              $765.1
Cost of sales ......................................             353.6        13.4          126.1                       493.1
Restructuring and other charges.....................               1.0                        0.1                         1.1
                                                               -------     -------         ------       -----           -----
Gross profit .......................................             136.4        65.8           68.7                       270.9
Gross commission earned from agency agreement ......               7.3                        1.1                         8.4
Costs associated with agency agreement .............              11.7                                                   11.7
                                                               -------     -------         ------       -----           -----
   Net commission earned from agency agreement......              (4.4)        -.-            1.1                        (3.3)
Operating expenses:
   Advertising  ....................................              22.4         4.7           10.9                        38.0
   Selling, general and administrative..............              94.3         8.6           56.5                       159.4
   Restructuring and other charges..................               1.1         0.1                                        1.2
   Amortization of intangible assets ...............               0.2         1.4            2.1                         3.7
Equity income in subsidiaries.......................               6.2                                   (6.2)            -.-
Intracompany allocations............................             (13.3)        9.3            4.0                         -.-
Other (income) expense, net ........................              (0.3)       (2.0)          (1.6)                       (3.9)
                                                               -------     -------         ------       -----           -----
Income (loss) from operations ......................              21.4        43.7           (2.1)        6.2            69.2
Interest (income) expense ..........................              36.9        (7.1)          10.4                        40.2
                                                               -------     -------         ------       -----           -----
Income (loss) before income taxes ..................             (15.5)       50.8          (12.5)        6.2            29.0
Income taxes .......................................              (3.6)       19.5           (4.8)                       11.1
                                                               -------     -------         ------       -----           -----
Income (loss) before cumulative effect of accounting
  change                                                         (11.9)       31.3           (7.7)        6.2            17.9
Cumulative effect of change in accounting for
  intangible assets, net of tax ....................              11.3        (3.8)         (26.0)                      (18.5)
                                                               -------     -------         ------       -----           -----
Net income (loss)...................................           $  (0.6)    $  27.5         $(33.7)      $ 6.2           $(0.6)
                                                               =======     =======         ======       =====           =====

                               THE SCOTTS COMPANY
                             STATEMENT OF CASH FLOWS
              FOR THE SIX MONTHS ENDED MARCH 30, 2002 (IN MILLIONS)
                                   (UNAUDITED)

                                                                        SUBSIDIARY       NON-
                                                           PARENT       GUARANTORS    GUARANTORS      ELIMINATIONS   CONSOLIDATED
                                                           ------       ----------    ----------      ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss). ..................................     $  (0.6)        $ 27.5        $(33.7)          $  6.2       $  (0.6)
Adjustments to reconcile net income (loss) to net to
   cash used in operating activities:
   Cumulative effect of change in accounting for
      intangible assets .............................                        3.8          26.0                           29.8
   Depreciation .....................................         4.2            9.7           2.1                           16.0
   Amortization .....................................         1.0            2.8           1.5                            5.3
   Deferred taxes....................................       (10.1)                                                      (10.1)
   Equity (income) loss in non-guarantors............         6.2                                          (6.2)          -.-
Net change in certain components
   of working capital ...............................      (165.6)           6.8         (86.2)                        (245.0)
Net changes in other assets and
   liabilities and other adjustments.................         3.3                          1.5                            4.8
                                                          -------         ------        ------           ------       -------
Net cash provided by (used in) operating activities..      (161.6)          50.6         (88.8)             -.-        (199.8)
                                                          -------         ------        ------           ------       -------

CASH FLOWS FROM INVESTING ACTIVITIES.................
Investment in property, plant and equipment..........        (6.6)         (14.7)         (1.0)                         (22.3)
Investment in acquired businesses,
   net of cash acquired..............................                                     (3.1)                          (3.1)
Payments on seller notes.............................                                    (16.0)                         (16.0)
                                                          -------         ------        ------           ------       -------
Net cash used in investing activities................        (6.6)         (14.7)        (20.1)             -.-         (41.4)
                                                          -------         ------        ------           ------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving
   and bank lines of credit .........................        86.4                        110.2                          196.6
Gross borrowings under term loans....................                                                                     -.-
Gross repayments under term loans....................        (0.2)                       (14.7)                         (14.9)
Issuance of 8 5/8% senior subordinated notes.........        70.2                                                        70.2
Cash received from the exercise of stock options.....        10.3                                                        10.3
Intracompany financing ..............................        23.2          (36.5)         13.3                            -.-
                                                          -------         ------        ------           ------       -------
Net cash provided (used in) by financing activities..       189.9          (36.5)        108.8              -.-         262.2
                                                          -------         ------        ------           ------       -------
Effect of exchange rate changes on cash..............                                     (2.2)             -.-          (2.2)
                                                          -------         ------        ------           ------       -------
Net increase (decrease) in cash......................        21.7           (0.6)         (2.3)             -.-          18.8
Cash and cash equivalents, beginning of period.......         3.4            0.6          14.7              -.-          18.7
                                                          -------         ------        ------           ------       -------
Cash and cash equivalents, end of period.............     $  25.1         $  -.-        $ 12.4           $  -.-       $  37.5
                                                          =======         ======        ======           ======       =======

                               THE SCOTTS COMPANY
                                  BALANCE SHEET
                       AS OF MARCH 30, 2002 (IN MILLIONS)
                                   (UNAUDITED)

                                                                     SUBSIDIARY         NON-
                                                         PARENT      GUARANTORS      GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                                         ------      ----------      ----------     ------------   ------------

ASSETS
Current assets:
   Cash and cash equivalents.........................   $    25.1      $              $  12.4        $                   $37.5
   Accounts receivable, net .........................       222.0        122.6          202.4                            547.0
   Inventories, net .................................       261.5         79.0           86.3                            426.8
   Current deferred tax asset........................        52.2          0.5           (0.5)                            52.2
   Prepaid and other assets..........................        20.6          2.3           21.7                             44.6
                                                        ---------      -------        -------        ----------       --------
      Total current assets...........................       581.4        204.4          322.3               -.-        1,108.1
Property, plant and equipment, net ..................       199.2         76.6           37.6                            313.4
Goodwill and other intangible assets, net ...........        31.7        471.2          241.2                            744.1
Other assets ........................................        61.1          2.5           11.1                             74.7
Investment in affiliates.............................       931.3                                        (931.3)           -.-
Intracompany assets .................................                    159.7                           (159.7)           -.-
                                                        ---------      -------        -------        ----------       --------
      Total assets...................................   $ 1,804.7      $ 914.4        $ 612.2        $ (1,091.0)      $2,240.3
                                                        =========      =======        =======        ==========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt...................................   $   166.3      $   7.3        $  32.0        $                $  205.6
   Accounts payable..................................       125.9         43.0          101.2                            270.1
   Accrued liabilities...............................       129.8         18.7           69.8                            218.3
   Accrued taxes.....................................        28.9          2.5            4.5                             35.9
                                                        ---------      -------        -------        ----------       --------
      Total current liabilities......................       450.9         71.5          207.5               -.-          729.9
Long-term debt.......................................       590.0          5.3          325.8                            921.1
Other liabilities....................................        45.5          1.9           25.0                             72.4
Intracompany liabilities.............................       141.0                        18.7            (159.7)           -.-
                                                        ---------      -------        -------        ----------       --------
      Total liabilities..............................     1,227.4         78.7          577.0            (159.7)       1,723.4
                                                        ---------      -------        -------        ----------       --------
Commitments and contingencies
Shareholders' equity:
   Investment from parent............................                    483.0           41.8            (524.8)           -.-
   Preferred shares, no par value....................                                                                      -.-
   Common shares, no par value per share,
      $.01 stated value per share....................         0.3                                                          0.3
   Capital in excess of par value....................       400.1                                                        400.1
   Retained earnings.................................       246.4        355.1           16.7            (406.5)         211.7
   Treasury stock, 2.1 shares at cost................       (61.4)                                                       (61.4)
   Accumulated other comprehensive expense...........        (8.1)        (2.4)         (23.3)                           (33.8)
                                                        ---------      -------        -------        ----------       --------
Total shareholders' equity...........................       577.3        835.7           35.2            (931.3)         516.9
                                                        ---------      -------        -------        ----------       --------

Total liabilities and shareholders' equity...........   $ 1,804.7      $ 914.4        $ 612.2        $ (1,091.0)      $2,240.3
                                                        =========      =======        =======        ==========       ========

                               THE SCOTTS COMPANY
                             STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 2001 (IN MILLIONS)
                                   (UNAUDITED)

                                                                            SUBSIDIARY     NON-
                                                                 PARENT     GUARANTORS  GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                                 ------     ----------   ---------- ------------  ------------

Net sales .................................................      $380.7       $185.7       $147.1                    $713.5
Cost of sales .............................................       239.6         93.5         88.5                     421.6
Restructuring and other charges ...........................                                                             -.-
                                                                 ------       ------       ------       ------       ------
Gross profit ..............................................       141.1         92.2         58.6          -.-        291.9
Gross commission earned from agency agreement .............        14.9                       1.7                      16.6
Costs associated with agency agreement ....................         4.6                                                 4.6
                                                                 ------       ------       ------       ------       ------
   Net commission earned from agency agreement ............        10.3          -.-          1.7          -.-         12.0
Operating expenses:
   Advertising ............................................        21.7          9.0          7.8                      38.5
   Selling, general and administrative ....................        51.7         10.7         29.1                      91.5
   Restructuring and other charges ........................                                                             -.-
   Amortization of goodwill and other intangibles .........         3.2          1.6          2.6                       7.4
Equity loss in subsidiaries ...............................       (46.4)                                  46.4          -.-
Intracompany allocations ..................................       (10.9)         8.6          2.3                       -.-
Other expense (income), net ...............................        (1.4)                                               (1.4)
                                                                 ------       ------       ------       ------       ------
Income (loss) from operations .............................       133.5         62.3         18.5        (46.4)       167.9
Interest (income) expense .................................        23.0         (3.8)         6.9                      26.1
                                                                 ------       ------       ------       ------       ------
Income (loss) before income taxes .........................       110.5         66.1         11.6        (46.4)       141.8
Income taxes ..............................................        25.7         26.6          4.7                      57.0
                                                                 ------       ------       ------       ------       ------
Income (loss) before cumulative effect of accounting change        84.8         39.5          6.9        (46.4)        84.8
Cumulative effect of change in accounting for intangible
   assets, net of tax                                                                                                   -.-
                                                                 ------       ------       ------       ------       ------
Net income (loss) .........................................      $ 84.8       $ 39.5       $  6.9       $(46.4)      $ 84.8
                                                                 ======       ======       ======       ======       ======


              FOR THE SIX MONTHS ENDED MARCH 31, 2001 (IN MILLIONS)
                                   (UNAUDITED)

                                                                            SUBSIDIARY     NON-
                                                                 PARENT     GUARANTORS  GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                                 ------     ----------  ----------  ------------  ------------


Net sales .................................................      $419.5       $234.2       $206.8                    $860.5
Cost of sales .............................................       264.3        146.2        126.8                     537.3
Restructuring and other charges ...........................                                                             -.-
                                                                 ------       ------       ------       ------        -----
Gross profit ..............................................       155.2         88.0         80.0          -.-        323.2
Gross commission earned from agency agreement .............        14.5                       2.0                      16.5
Costs associated with agency agreement ....................         9.1                                                 9.1
                                                                 ------       ------       ------       ------        -----
   Net commission earned from agency agreement ............         5.4          -.-          2.0          -.-          7.4
Operating expenses:
   Advertising ............................................        25.3         10.3         10.5                      46.1
   Selling, general and administrative ....................        93.6         18.9         56.4                     168.9
   Restructuring and other charges ........................                                                             -.-
   Amortization of goodwill and other intangibles .........         6.0          3.3          4.9                      14.2
Equity loss in subsidiaries ...............................       (22.1)                                  22.1          -.-
Intracompany allocations ..................................       (24.0)        19.7          4.3                       -.-
Other expense (income), net ...............................        (2.4)                     (0.1)                     (2.5)
                                                                 ------       ------       ------       ------        -----
Income (loss) from operations .............................        84.2         35.8          6.0        (22.1)       103.9
Interest (income) expense .................................        42.7         (7.5)        12.2                      47.4
                                                                 ------       ------       ------       ------        -----
Income (loss) before income taxes .........................        41.5         43.3         (6.2)       (22.1)        56.5
Income taxes ..............................................         7.9         17.5         (2.5)                     22.9
Restructuring and other charges                                                                                         -.-
                                                                 ------       ------       ------       ------        -----
Income (loss) before cumulative effect of accounting change        33.6         25.8         (3.7)       (22.1)        33.6
Cumulative effect of change in accounting for intangible
   assets, net of tax                                                                                                   -.-
                                                                 ------       ------       ------       ------        -----
Net income (loss) .........................................      $ 33.6       $ 25.8       $ (3.7)      $(22.1)       $33.6
                                                                 ======       ======       ======       ======        =====

                               THE SCOTTS COMPANY
                             STATEMENT OF CASH FLOWS
           FOR THE SIX MONTH PERIOD ENDED MARCH 31, 2001 (IN MILLIONS)
                                   (UNAUDITED)

                                                                   SUBSIDIARY     NON-
                                                        PARENT     GUARANTORS  GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                        ------     ----------  ----------  ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ................................      $ 33.6       $ 25.8       $(3.7)       $(22.1)     $ 33.6
Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
   Cumulative effect of change in accounting for
      intangible assets ..........................                                                            -.-
   Depreciation ..................................         2.9          9.7          3.4                     16.0
   Amortization ..................................         7.7          3.3          4.9                     15.9
   Deferred taxes ................................         2.1                                                2.1
   Equity (income) loss in subsidiaries ..........       (22.1)                                  22.1         -.-
   Net change in certain components of
      working capital ............................      (179.6)      (102.3)       (84.7)                  (366.6)
   Net changes in other assets and
      liabilities and other adjustments ..........         1.7        (11.7)         0.8                     (9.2)
                                                        ------       ------       ------       ------      ------
Net cash used in operating activities ............      (153.7)       (75.2)       (79.3)         -.-      (308.2)
                                                        ------       ------       ------       ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant and equipment ......       (20.4)        (3.3)        (3.0)                   (26.7)
Investments in acquired businesses,
   net of cash acquired ..........................        (0.4)        (0.1)       (11.7)                   (12.2)
Payments on seller notes .........................                     (1.8)        (8.6)                   (10.4)
                                                        ------       ------       ------       ------      ------
Net cash used in investing activities ............       (20.8)        (5.2)       (23.3)         -.-       (49.3)
                                                        ------       ------       ------       ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving
   and bank lines of credit ......................       228.5                     147.8                    376.3
Gross borrowings under term loans ................       260.0                                              260.0
Gross repayments under term loans ................      (257.5)                    (46.8)                  (304.3)
Cash received from exercise of stock options .....        10.4                                               10.4
Intracompany financing ...........................       (71.9)        80.7         (8.8)                     -.-
                                                        ------       ------       ------       ------      ------
Net cash provided by financing activities ........       169.5         80.7         92.2                    342.4
Effect of exchange rate changes on cash ..........                                  (0.1)                    (0.1)
                                                        ------       ------       ------       ------      ------
Net increase (decrease) in cash ..................        (5.0)         0.3        (10.5)         -.-       (15.2)
Cash and cash equivalents, beginning of period ...        16.0         (0.6)        17.6          -.-        33.0
                                                        ------       ------       ------       ------      ------
Cash and cash equivalents, end of period .........      $ 11.0       $ (0.3)      $  7.1          -.-      $ 17.8
                                                        ======       ======       ======       ======      ======

                               THE SCOTTS COMPANY
                                  BALANCE SHEET
                       AS OF MARCH 31, 2001 (IN MILLIONS)
                                   (UNAUDITED)

                                                              SUBSIDIARY      NON-
                                                 PARENT       GUARANTORS   GUARANTORS  ELIMINATIONS   CONSOLIDATED
                                                 ------       ----------   ----------  ------------   ------------

ASSETS
Current assets:
   Cash and cash equivalents .............      $   11.0       $   (0.3)    $    7.1    $               $   17.8
   Accounts receivable, net ..............         366.5          112.8        213.7                       693.0
   Inventories, net ......................         241.1           78.6         82.3                       402.0
   Current deferred tax asset ............          28.1            0.5         (1.0)                       27.6
   Prepaid and other assets ..............          47.5            1.5         18.1                        67.1
                                                --------       --------     --------    ----------      --------
      Total current assets ...............         694.2          193.1        320.2          -.-        1,207.5
Property, plant and equipment, net .......         185.5           73.7         37.8                       297.0
Goodwill and other intangible assets, net          271.6          230.7        267.7                       770.0
Other assets .............................          62.5                         9.9                        72.4
Investment in affiliates .................         954.8                                   (954.8)           -.-
Intracompany assets ......................                        447.1          4.1       (451.2)           -.-
                                                --------       --------     --------    ----------      --------
      Total assets .......................      $2,168.6       $  944.6     $  639.7    $(1,406.0)      $2,346.9
                                                ========       ========     ========    =========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt .......................      $  276.5       $    0.8     $   20.9    $               $  298.2
   Accounts payable ......................         146.8           57.6         99.3                       303.7
   Accrued liabilities ...................         156.9           20.2         47.9                       225.0
   Accrued taxes .........................          31.9            3.3          5.8                        41.0
                                                --------       --------     --------    ----------      --------
      Total current liabilities ..........         612.1           81.9        173.9          -.-          867.9
Long-term debt ...........................         549.7                       360.3                       910.0
Other liabilities ........................          33.6                        16.2                        49.8
Intracompany liabilities .................         451.2                                   (451.2)           -.-
                                                --------       --------     --------    ----------      --------
      Total liabilities ..................       1,646.6           81.9        550.4       (451.2)       1,827.7
                                                --------       --------     --------    ----------      --------
Commitments and contingencies
Shareholders' equity:
   Investment from parent ................                        590.5         52.7       (643.2)           -.-
   Preferred shares, no par value ........                                                                   -.-
   Common shares, no par value per share,
      $.01 stated value per share ........           0.3                                                     0.3
   Capital in excess of par value ........         390.6                                                   390.6
   Retained earnings .....................         230.3          275.2         36.5       (311.6)         230.4
   Treasury stock, 2.9 shares at cost ....         (74.6)                                                  (74.6)
   Accumulated other comprehensive expense         (24.6)          (3.0)         0.1                       (27.5)
                                                --------       --------     --------    ----------      --------
Total shareholders' equity ...............         522.0          862.7         89.3       (954.8)         519.2
                                                --------       --------     --------    ----------      --------
Total liabilities and shareholders' equity      $2,168.6       $  944.6     $  639.7    $(1,406.0)      $2,346.9
                                                ========       ========     ========    ==========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          Scotts is a leading manufacturer and marketer of consumer branded products for lawn and garden care and professional horticulture in the United States and Europe. Our operations are divided into four business segments: North American Consumer, Scotts LawnService(R), International Consumer, and Global Professional. The North American Consumer segment includes the Lawns, Gardens, Growing Media, Ortho and Canadian business groups.

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

          Our sales are susceptible to global weather conditions, primarily in North America and Europe. For instance, periods of wet weather can slow fertilizer sales but can create increased demand for pesticide sales. Periods of dry, hot weather can have the opposite effect on fertilizer and pesticide sales. We believe that our past acquisitions have diversified both our product line risk and geographic risk to weather conditions.

          Our operations are also seasonal in nature. In fiscal 2001, net sales by quarter were 8.7%, 42.1%, 35.2% and 14.0% of total year net sales, respectively. Operating losses were reported in the first and fourth quarters of fiscal 2001 while significant profits were recorded for the second and third quarters. The sales trend in fiscal 2002 is expected to follow a somewhat different pattern due to retailer initiatives to reduce their investment in inventory and improve their inventory turns. We believe that this has caused a sales shift from the second quarter to the third and fourth quarters that coincides more closely to when consumers buy our products. Accordingly, sales to our retail customers and earnings in the second quarter of fiscal 2002 are down from the prior year but we expect the shortfall to reverse over the second half of the fiscal year. The foregoing is our assessment of current trends related to our customers' changing inventory management practices; however, there can be no assurance that the fiscal year 2002 revenue shortfall experienced through the second quarter of fiscal year 2002 will be recovered during the balance of the fiscal year.

          In the third and fourth quarter of fiscal 2001, restructuring and other charges of $75.7 million were recorded for reductions in force, facility closures, asset writedowns, and other related costs. Certain costs associated with this restructuring initiative, including costs related to the relocation of equipment, personnel and inventory, were not recorded as part of the restructuring costs in 2001. These costs are being recorded as they are incurred in fiscal 2002 as required under generally accepted accounting principles.

          In fiscal 2001, Scotts adopted accounting policies that required certain amounts payable to customers or consumers related to the purchase of our products to be recorded as a reduction in net sales rather than as advertising and promotion expense (e.g., volume rebates). In fiscal 2002, Scotts adopted EITF-00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". This standard requires Scotts to record certain of its cooperative advertising expenditures as reductions of net sales rather than as advertising and promotion expense. Results for fiscal 2001 have been reclassified to conform to this new presentation method for these expenses.

          In addition, in fiscal 2002 we adopted Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets". This statement eliminates the requirement to amortize indefinite-lived intangible assets and goodwill. It also requires an initial impairment test on all indefinite-lived assets as of the date of adoption of this standard and impairment tests done at least annually thereafter. As a result of adopting the standard as of October 1, 2001, amortization expense for the first half of fiscal 2002 was reduced by approximately $10.8 million. The full year effect in fiscal 2002 is expected to exceed $21.0 million.

          We completed our impairment analysis in the second quarter of 2002, taking into account additional guidance provided by EITF 02-07, "Unit of Measure for Testing Impairment of Indefinite-Lived Intangible Assets". As a result, a pre-tax impairment charge related to the value of tradenames in our German, French and United Kingdom consumer businesses of $29.8 million was recorded as of October 1, 2001. After taxes, the net charge was $18.5 million. There is no goodwill impairment as of the date of adoption. See Note 5 to the Condensed, Consolidated Statements.

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

       - As described more fully in the notes to the unaudited condensed, consolidated financial statements, we are involved in significant environmental and legal matters which have a high degree of uncertainty associated with them. We continually assess the likely outcomes of these matters and the adequacy of amounts, if any, provided for these matters. There can be no assurance that the ultimate outcomes will not differ materially from our assessment of them. There can also be no assurance that all matters that may be brought against us or that we may bring against other parties are known to us at any point in time.

          Also, as described more fully in the notes to the unaudited condensed, consolidated financial statements, we have not accrued the deferred contribution under the Roundup(R) marketing agreement with Monsanto or the interest thereon. The Company considers this method of accounting for the contribution payments to be appropriate after consideration of the likely term of the agreement, the Company's ability to terminate the agreement without paying the deferred amounts, and the fact that approximately $18.6 million of the deferred amount is never paid, even if the agreement is not terminated prior to 2018, unless significant earnings targets are exceeded. At March 30, 2002, contribution payments and related per annum charges of approximately $48.3 million had been deferred under the agreement.

RESULTS OF OPERATIONS

         The following table sets forth sales by business segment for the three and six month periods ended March 30, 2002 and March 31, 2001:

                                                      FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                      --------------------------          ------------------------
                                                        MARCH 30,      MARCH 31,          MARCH 30,         MARCH 31,
                                                          2002           2001               2002              2001
                                                          ----           ----               ----              ----

North American Consumer:
   Lawns.........................................      $    223.8      $   288.2         $    250.7        $   304.9
   Gardens.......................................            54.9           61.6               63.5             69.4
   Growing Media.................................            91.5           94.5              114.6            114.2
   Ortho.........................................            66.6           81.5               83.4             97.1
   Canada........................................            11.8           12.6               12.6             13.6
   Other.........................................             3.5            7.6                5.2             13.6
                                                       ----------      ---------          ---------        ---------
      Total......................................           452.1          546.0              530.0            612.8
Scotts LawnService(R)..............................           7.4            4.4               16.1              9.3
International Consumer...........................            88.2          104.6              128.4            144.0
Global Professional..............................            54.4           58.5               90.6             94.4
                                                       ----------      ---------          ---------        ---------
Consolidated.....................................      $    602.1      $   713.5         $    765.1        $   860.5
                                                       ==========      =========         ==========        =========

The following table sets forth the components of income and expense as a percentage of sales for the three and six month periods ended March 30, 2002 and March 31, 2001:

                                                      FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                      --------------------------          ------------------------
                                                        MARCH 30,      MARCH 31,           MARCH 30,      MARCH 31,
                                                          2002           2001                2002           2001
                                                          ----           ----                ----           ----

Net sales........................................         100.0%         100.0%              100.0%          100.0%
Cost of sales....................................          60.2           59.1                64.5            62.4
Restructuring and other charges..................           -              -                   0.1               -
Gross profit.....................................          39.8           40.9                35.4            37.6
Commission earned from agency agreement, net.....           0.4            1.7                (0.4)            0.9
Operating expenses:
   Advertising...................................           5.1            5.4                 5.0             5.4
   Selling, general and administrative...........          14.0           12.8                20.8            19.6
   Restructuring and other charges...............           -              -                   0.2               -
Amortization of goodwill and other intangibles...           0.3            1.0                 0.5             1.7
Other income, net................................          (0.3)          (0.2)               (0.5)           (0.3)
                                                         -------        -------            ---------        -------

Income from operations...........................          21.1           23.5                 9.0            12.1
Interest expense.................................           3.6            3.7                 5.3             5.5
                                                         -------        -------            ---------        -------
Income before income taxes and cumulative
   effect of accounting change...................          17.5           19.9                 3.8             6.6
Income taxes.....................................           6.7            8.0                 1.5             2.7
                                                         -------        -------            ---------        -------
Income before cumulative effect of
   accounting change.............................          10.8           11.9                 2.3             3.9
Cumulative effect of change in accounting for
   intangible assets, net of tax.................           -              -                  (2.4)              -
                                                         -------        -------            ---------        -------
Net income (loss)................................          10.8%          11.9%               (0.1)%           3.9%
                                                         =======        =======            =========        =======


THREE MONTHS ENDED MARCH 30, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

          Net sales for the three months ended March 30, 2002 were $602.1 million, a decrease of 15.6% from net sales for the three months ended March 31, 2001 of $713.5 million.

          North American Consumer segment net sales were $452.1 million in the second quarter of fiscal 2002, a decrease of $93.4 million, or 17.2%, from net sales for the second quarter of fiscal 2001 of $546 million. Net sales of the Lawns, Ortho and Gardens businesses were adversely impacted by retailer initiatives to reduce inventories and take shipments closer to when the consumer buys the products. We believe this has caused a shift of sales to the trade from the second quarter to the second half of fiscal 2002. The Growing Media business was less affected by this shift because their supply chain is separate from the other businesses and has historically operated on more of a "just in time" basis. Net sales in the "Other" category under North America Consumer segment are sales under a supply agreement. These sales fluctuate based on the customer's needs but are not material to our results.

          Scotts LawnService(R) revenues increased 68.2% from $4.4 million in the second quarter of fiscal 2001 to $7.4 million in the second quarter of fiscal 2002. The growth in revenue reflects the growth in the business from the acquisitions completed in late winter and early spring of fiscal 2002, new branch openings in late winter of fiscal 2002 and the growth in customers from our spring 2002 and fall 2001 marketing campaigns.

          Net sales for the International Consumer segment were $88.2 million in the second quarter of fiscal 2002, which were $16.4 million, or 15.7%, lower than net sales for the second quarter of fiscal 2001. Sales growth for this segment also was affected by customers in Europe waiting until closer to the season to place orders for delivery in an effort to control inventory levels.

          Net sales for the Global Professional segment were $54.4 million in the second quarter of fiscal 2002, which were $4.1 million, or 7.0%, lower than net sales for the second quarter of fiscal 2001. Revenue was impacted as growers in the United States held off on product purchases until their current crops moved through the retail channels as they are also under similar pressures to delay shipment until closer to the consumer purchase of green goods.

          Gross profit was $239.9 million in the second quarter of fiscal 2002, a decrease of $52.0 million from gross profit of $291.9 million in the second quarter of fiscal 2001. As a percentage of net sales, gross profit was 39.8% of sales in the second quarter of fiscal 2002 compared to 40.9% in the second quarter of fiscal 2001. The decline in gross profit as a percentage of sales resulted from lower sales volume in the quarter which reduced the margin percentage due to fixed costs related to warehousing. The decline in gross margin percentage is also due to a shift in product mix, particularly in our North American Lawns, International Consumer and Global Professional businesses. We also experienced lower margins in Scotts LawnService(R) due to fixed operating expenses for recently acquired and newly opened branches incurred during the low revenue winter months.

          The net commission earned from agency agreement in the second quarter of fiscal 2002 was net income of $2.6 million compared to net income of $12.0 million in the second quarter of fiscal 2001. The decreased income from the prior year is primarily due to the increase in the contribution payment due to Monsanto to $20 million in fiscal 2002 compared to $15 million in fiscal 2001 and lower sales during the quarter that we believe is due to the shift in the retailer order pattern described above.
..
          Advertising expenses in the second quarter of fiscal 2002 were $30.9 million, a decrease of $7.6 million from the second quarter of fiscal 2001 of $38.5 million. As a percentage of sales, advertising expense was 5.1% in the second quarter of 2002 compared to 5.4% in the second quarter of fiscal 2001. The decline is due to lower advertising rates in 2002 and the Ortho business' focus in 2002 on in-store promotional activities and radio which is less costly than television.

          Selling, general and administrative expenses in the second quarter of fiscal 2002 were $84.1 million compared to $91.5 million for the second quarter of fiscal 2001. The decrease from the second quarter of fiscal 2001 to the second quarter of fiscal 2002 is due to lower costs resulting from the cost cutting and restructuring activities that occurred in fiscal 2001, offset in part by higher costs for information technology services and legal fees. The second quarter of fiscal 2002 includes $0.1 million of restructuring costs in costs of goods sold related to the redeployment of inventory from closed plants and warehouses and $0.4 million in selling, general and administrative expenses related to the relocation of personnel. Under generally accepted accounting principles in the United States, these costs have been expensed in the period incurred.

          Amortization of goodwill and intangibles in the second quarter of fiscal 2002 was $1.8 million compared to $7.4 million in the second quarter of fiscal 2001, primarily due to the cessation of amortization of certain indefinite-lived intangibles and goodwill under the provisions of a new accounting standard. See Note 5 of Notes to Condensed, Consolidated Financial

Statements (Unaudited).

          Other income was $1.9 million for the second quarter of fiscal 2002, compared to other income of $1.4 million in the second quarter of fiscal 2001. The increase is due to charges incurred in the first half of fiscal 2001 for a product defect that did not recur in fiscal 2002.

          Income from operations for the second quarter of fiscal 2002 was $127.2 million, compared with $167.9 million for the second quarter of fiscal 2001. The decrease in income from operations from the prior year is the result of lower sales, offset by lower selling, general and administrative expenses and the effect of the change in accounting for amortization of indefinite-lived assets.

          Interest expense for the second quarter of fiscal 2002 was $21.6 million, a decrease of $4.5 million from interest expense for the second quarter of fiscal 2001 of $26.1 million. The decrease in interest expense was primarily due to a reduction in average borrowings for the quarter as compared to the prior year, and lower interest rates on our variable rate debt.

          Income tax expense for the second quarter of fiscal 2002 was $40.6 million, compared with an income tax expense for the second quarter of fiscal 2001 of $57.0 million. The decrease in tax expense from the prior year is the result of the lower pre-tax income for the second quarter of fiscal 2002 for the reasons noted above. The lower estimated income tax rate for the second quarter of fiscal 2002 of 38.5% compared to 40.2% for the second quarter of fiscal 2001 was due to the elimination of amortization expense for book purposes that was not deductible for tax purposes.

          The Company reported a net income of $65.0 million for the second quarter of fiscal 2002, or $2.06 per common share on a diluted basis, compared to a net income of $84.8 million for the second quarter of fiscal 2001, or $2.80 per common share on a diluted basis. Diluted shares increased to 31.5 million from 30.3 million due to option exercises during the past year and the effect of a higher stock price on the number of common stock equivalents.

SIX MONTHS ENDED MARCH 30, 2002 COMPARED TO SIX MONTHS ENDED MARCH 31, 2001

          Net sales for the six months ended March 30, 2002 were $765.1 million, a decrease of 11.1% from net sales for the six months ended March 31, 2001 of $860.5 million.

          North American Consumer segment net sales were $530.0 million in the first six months of fiscal 2002, a decrease of $82.8 million, or 13.5%, from net sales for the first six months of fiscal 2001 of $612.8 million. Net sales for the second quarter of fiscal 2002 represented over 85% of North American Consumer net sales for the first half of fiscal 2002. Thus, net sales for the first half of fiscal 2002 were affected by the same retailer order trends that impacted sales in the second quarter. Net sales in the "Other" category under North America Consumer segment are sales under a supply agreement. These sales fluctuate based on the customer's needs but are not material to our results.

          Scotts LawnService(R) revenues increased 73.1% from $9.3 million in the first half of fiscal 2001 to $16.1 million in the first half of fiscal 2002. The growth in revenue reflects the growth in the business from the acquisitions completed in late winter and early spring of fiscal 2002, new branch openings in late winter of fiscal 2002 and the growth in customers from our spring 2002 and fall 2001 marketing campaigns.

          Net sales for the International Consumer segment were $128.4 million in the first half of fiscal 2002, which were $15.6 million, or 10.8%, lower than net sales for the first half of fiscal 2001. We believe that sales declined due to our customers waiting until closer to the season to place orders for delivery in an effort to control inventory levels which defers sales into the second half of fiscal 2002.


          Net sales for the Global Professional segment were $90.6 million in the first six months of fiscal 2002, which were $3.8 million, or 4.0%, lower than net sales for the first six months of fiscal 2001. The revenue growth decline was primarily in North America where growers have increased their focus on managing inventory levels.

          Gross profit was $270.9 million in the first six months of fiscal 2002, a decrease of $52.3 million from gross profit of $323.2 million in the first six months of fiscal 2001. As a percentage of net sales, gross profit was 35.4% of sales in the first half of fiscal 2002 compared to 37.6% in the first half of fiscal 2001. The decline in gross profit as a percentage of sales resulted from a shift in product mix toward lower margin growing media and seed sales and away from higher margin fertilizer and control product sales which occur later in the spring season. The margin percentage was also impacted by fixed costs being a higher percentage of a lower sales volume. We also experienced lower margins in Scotts LawnService(R) due to fixed operating expenses for recently acquired and newly opened branches incurred during the low revenue winter months.

          The net commission earned from agency agreement in the first half of fiscal 2002 was expense of $3.3 million compared to income of $7.4 million in the first half of fiscal 2001. The decrease from the prior year is primarily due to the increase in the contribution payment due to Monsanto to $20 million in fiscal 2002 compared to $15 million in fiscal 2001 and lower sales in the Roundup business due to the shift in the retailer order pattern described above.

          Advertising expenses in the first six months of fiscal 2002 were $38.0 million, a decrease of $8.1 million from advertising expenses in the first six months of fiscal 2001 of $46.1 million. The decrease in advertising expenses from the prior year is primarily due to lower rates and the change in the focus of Ortho advertising as described above.

          Selling, general and administrative expenses in the first half of fiscal 2002 were $159.4 million compared to $168.9 million for the first half of fiscal 2001. The decrease from the first half of fiscal 2001 to the first half of fiscal 2002 is due to lower costs resulting from the cost cutting and restructuring activities that occurred in fiscal 2002, offset in part by higher spending on information services and legal matters. The first half of fiscal 2002 includes $1.1 million of restructuring costs in costs of goods sold related to the redeployment of inventory from closed plants and warehouses and $1.2 million in selling, general and administrative expenses related to the relocation of personnel. Under generally accepted accounting principles in the United States, these costs have been expensed in the period incurred.

          Amortization of goodwill and intangibles in the first half of fiscal 2002 was $3.7 million compared to $14.2 million in the first half of fiscal 2001, primarily due to the adoption of the new accounting standard described above. See Note 5 of Notes to Condensed, Consolidated Financial Statements (Unaudited).

          Other income was $3.9 million for the first half of fiscal 2002, compared to other income of $2.5 million in the first half of fiscal 2001. The increase is due primarily to the gain on sale of an idled growing media plant in Florida in the first quarter of fiscal 2002.

          Income from operations for the first six months of fiscal 2002 was $69.2 million, compared with $103.9 million for the first six months of fiscal 2001. The decrease in income from operations from the prior year is the result of the lower net sales, offset by lower selling, general and administrative expenses and the effect of the change in accounting for amortization of indefinite-lived assets.

          Interest expense for the first half of fiscal 2002 was $40.2 million, a decrease of $7.2 million from interest expense for the first half of fiscal 2001 of $47.4 million. The decrease in interest expense was primarily due to a reduction in average borrowings for the quarter as compared to the prior year, and lower interest rates on our variable rate debt.

          Income tax expense for the first half of fiscal 2002 was $11.1 million, compared with an income tax expense for the first half of fiscal 2001 of $22.9 million. The decrease in tax expense from the prior year is the result of the lower pre-tax income for the first half of fiscal 2002 for the reasons noted above and the lower estimated income tax rate for the first half of fiscal 2002 of 38.3% compared to 40.5% for the first half of fiscal 2001 due to the elimination of amortization expense for book purposes that was not deductible for tax purposes.


          The Company reported income before cumulative effect of accounting changes of $17.9 million for the first six months of fiscal 2002, compared to $33.6 million for the first six months of fiscal 2001. After the charge of $29.8 million ($18.5 million, net of tax), for the impairment of tradenames in our German, French and United Kingdom businesses, net income for the first six months of fiscal 2002 was a net loss of $0.6 million, or $.02 per share, compared to net income of $33.6 million or $1.12 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

          Cash used in operating activities was $199.8 million for the six months ended March 30, 2002 compared to a use of cash of $308.2 million for the six months ended March 31, 2001. The seasonal nature of our operations generally requires cash to fund significant increases in working capital (primarily inventory) during the first half of the year. Receivables and payables also build substantially in the second quarter in line with increasing sales as the season begins. These balances liquidate over the latter part of the second half of the year as the lawn and garden season winds down. Cash used in operations was lower in the first half of fiscal 2002 due to lower inventory production in the period, lower accounts receivable and improved collection and lower income tax payments due to lower net income in the fiscal year ended September 30, 2001 compared to the fiscal year ended September 30, 2000.

          Cash used in investing activities was $41.4 million for the first six months of fiscal 2002 compared to $49.3 million in the prior year period. Investments in acquired businesses declined due to the acquisition of Substral at the end of the first quarter of fiscal 2001 while payments on seller notes increased because of payments made on the Substral deferred purchase obligation in the first half of fiscal 2002. Cash payments on acquisitions completed by Scotts LawnService(R) during both years were similar. However, the total value of acquisitions by Scotts LawnService(R) in the first half of fiscal 2002 was up by over $15 million from the first half of fiscal 2001.

          Financing activities provided cash of $262.2 million for the first six months of fiscal 2002 compared to providing $342.4 million in the prior year. The decrease in cash from financing activities was primarily due to a decrease in borrowings under our credit facility to fund operations due to improved cash flows from operations as noted above, partially offset by the $70 million issuance of senior subordinated notes in January 2002. The net proceeds were used to pay down borrowings on our revolving credit facility.

          Our primary sources of liquidity are funds generated by operations and borrowings under our credit facility. The credit facility provides for borrowings in the aggregate principal amount of $1.1 billion and consists of term loan facilities in the aggregate amount of $525 million and a revolving credit facility in the amount of $575 million.

          Total debt was $1,126.7 million as of March 30, 2002, a decrease of $81.5 million compared with total debt at March 31, 2001 of $1,208.2. The decrease in debt compared to the prior year was primarily due to scheduled debt repayments on our term loans during fiscal 2001 and lower borrowings on our revolver to support operations during the first half of fiscal 2002.

          We did not repurchase any treasury shares in fiscal 2001 or in the first half of fiscal 2002.

          Scotts has no off balance sheet financing except for operating leases which are disclosed in the Notes to Consolidated Financial Statements included in the Company's fiscal 2001 Annual Report on Form 10-K or any financial arrangements with any related parties. All related party transactions are with and between our subsidiaries or management. All material intercompany transactions are eliminated in our consolidated financial statements. All transactions with management are fully described and disclosed in our proxy statement. Such transactions pertain primarily to office space provided to and administrative services provided by Hagedorn Partnership, L.P. and do not exceed $150,000 per annum.

          In March 2002 litigation with Rhone-Poulenc Jardin concerning the amount paid for businesses acquired in 1998 was settled for a cash payment of $10.4 million of which $0.8 million was interest. After payment of legal fees of $2.6 million, the net proceeds of $6.9 were recorded as reductions in goodwill and other indefinite-lived intangible assets.


          In April 2002, our subsidiary in the United Kingdom reached agreement with English Nature on the cessation of peat extraction activities at three peat bogs leased by us. In late April 2002, we received payments totaling $18.1 million, for the transfer of our interests in the properties and for the immediate cessation of all but a limited amount of peat extraction on one of the three sites. An additional $2.8 million was received for peat inventory sold to English Nature which will be used for restoration activities to be conducted at the various sites. We will also receive compensation for services rendered from time to time in assisting English Nature in restoration activities. Further amounts of $2.9 million will be payable to us on cessation of peat extraction on the remaining site before October 2004 and the final transfer of interests in the property.

          Also, in late April 2002, a jury awarded us payment of $22.5 million for amounts owed to us by Central Garden & Pet, a former distributor. At the same time, we were ordered to pay Central Garden & Pet $12.1 million for fees and credits owed to them. The verdict is subject to further revision by post trial motions and is also appealable. The final outcome cannot be determined until the final judgment is entered by the court and all appeals, if any, are concluded. We are unable to predict at this time when the determination of a final amount will occur.

          In our opinion, cash flows from operations and capital resources will be sufficient to meet debt service and working capital needs during fiscal 2002, and thereafter for the foreseeable future. However, we cannot ensure that our business groups will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control. We cannot ensure that we will be able to refinance any indebtedness, including our credit facility, on commercially reasonable terms, or at all.

ENVIRONMENTAL MATTERS

          We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking action aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial position; however, there can be no assurance that the resolution of these matters will not materially affect future quarterly or annual operating results. Additional information on environmental matters affecting us is provided in Note 8 of the Notes to Condensed, Consolidated Financial Statements (unaudited) as of and for the six months ended March 30, 2002 and in the fiscal 2001 Annual Report on Form 10-K under the "ITEM 1. BUSINESS -- ENVIRONMENTAL AND REGULATORY CONSIDERATIONS" and "ITEM 3. LEGAL PROCEEDINGS" sections.

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

KMART

          Kmart, one of our largest customers, filed for bankruptcy relief under Chapter 11 of the bankruptcy code on January 22, 2002. Following such filing, we recommenced shipping products to Kmart, and we intend to continue shipping products to Kmart for the foreseeable future. If Kmart does not successfully emerge from its bankruptcy reorganization, our business could be adversely affected. We believe the reserves we have recorded for amounts due from Kmart as of the date of its bankruptcy filing are adequate.


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

- OUR HISTORICAL SEASONALITY COULD IMPAIR OUR ABILITY TO PAY OBLIGATIONS AS THEY COME DUE IN ADDITION TO OUR OPERATING EXPENSES.

          Because our products are used primarily in the spring and summer, our business is highly seasonal. For the past two fiscal years, approximately 75% to 77% of our net sales have occurred in the second and third fiscal quarters combined. We believe that for this fiscal year a significant portion of the sales historically made by Scotts in the second fiscal quarter will be made in the third fiscal quarter because Scotts' major customers have implemented general policies to reduce their on hand inventories. The foregoing is our assessment of current trends related to our customers' changing inventory management practices; however, there can be no assurance that the fiscal year 2002 revenue shortfall experienced through the second quarter of fiscal year 2002 will be recovered during the balance of fiscal year 2002, or at all. Our working capital needs and our borrowings peak near the middle of our second fiscal quarter because we are generating fewer revenues while incurring expenditures in preparation for the spring selling season. If cash on hand is insufficient to pay our obligations as they come due, including interest payments on our indebtedness, or our operating expenses, at a time when we are unable to draw on our credit facility, this seasonality could have a material adverse affect on our ability to conduct our business. Adverse weather conditions could heighten this risk.

- PUBLIC PERCEPTIONS THAT THE PRODUCTS WE PRODUCE AND MARKET ARE NOT SAFE COULD ADVERSELY AFFECT US.

          We manufacture and market a number of complex chemical products, such as fertilizers, growing media, herbicides and pesticides, bearing our brands. On occasion, customers and some current or former employees have alleged that some products failed to perform up to expectations or have caused damage or injury to individuals or property. Public perception that our products are not safe, whether justified or not, could impair our reputation, damage our brand names and materially adversely affect our business.




- BECAUSE OF THE CONCENTRATION OF OUR SALES TO A SMALL NUMBER OF RETAIL CUSTOMERS, THE LOSS OF ONE OR MORE OF OUR TOP CUSTOMERS COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS.

          Our top 10 North American retail customers together accounted for approximately 70% of our fiscal year 2001 net sales and 37% of our outstanding accounts receivable as of September 30, 2001. Our top four customers, Home Depot, Wal*Mart, Kmart and Lowe's represented approximately 25%, 12%, 8% and 7%, respectively, of our fiscal year 2001 net sales. These customers hold significant positions in the retail lawn and garden market. The loss of, or reduction in orders from, Home Depot, Wal*Mart, Kmart, Lowe's or any other significant customer could have a material adverse effect on our business and our financial results, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from any of these customers could also have a material adverse affect.

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

- OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND PREVENT US FROM FULFILLING OUR OBLIGATIONS.

          We have a significant amount of debt. Our substantial indebtedness could have important consequences. For example, it could:

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

-         RESTRICTIVE COVENANTS MAY ADVERSELY AFFECT US.

          Our credit facility and the indenture governing our outstanding senior subordinated notes contain restrictive covenants that require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure that we will meet those tests. A breach of any of these covenants could result in a default under our credit facility and/or the senior subordinated notes. Upon the occurrence of an event of default under our credit facility and/or the senior subordinated notes, the lenders and/or noteholders could elect to declare all of our outstanding indebtedness to be immediately due and payable and terminate all commitments to extend further credit. We cannot be sure that our lenders or the noteholders would waive a default or that we could pay the indebtedness in full if it were accelerated.

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

          Glyphosate, the active ingredient in Roundup(R), was subject to a patent in the United States that expired iN September 2000. We cannot predict the success of Roundup(R) now that glyphosate is no longer patented. Substantial new competition in the United States could adversely affect us. Glyphosate is no longer subject to patent in Europe and is not subject to patent in Canada. While sales of Roundup(R) in such countries have continued to increase despite the lack of patent protection, sales in the United States may decline as a result of increased competition. Any such decline in sales would adversely affect our financial results through the reduction of commissions as calculated under the Roundup(R) marketing agreement. We are aware that Spectrum Brands produced glyphosate one-gallon products for Home Depot and Lowe's to be sold under the Real- Kill(R) and No-Pest(R) brand names, respectively, in fiscal year 2001. Additional competitive products have been introduced in fiscal year 2002. It is too early to determine whether these product introductions will have a material adverse effect on our sales of Roundup(R).

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

          In addition to the regulations already described, local, state, federal and foreign agencies regulate the disposal, handling and storage of waste, air and water discharges from our facilities. In June 1997, the Ohio Environmental Protection Agency ("Ohio EPA") initiated an enforcement action against us with respect to alleged surface water violations and inadequate treatment capabilities at our Marysville facility and seeking corrective action under the Resource Conservation Recovery Act. We negotiated a mutually agreeable resolution of these issues with the Ohio EPA and the Ohio Attorney General's office in 2001. On December 3, 2001, an agreed judicial Consent Order was submitted to the Union County Common Pleas Court and was entered by the court on January 25, 2002.

          For the six months ended March 30, 2002, we made approximately $1.5 million in environmental expenditures, compared with approximately $0.6 million in environmental capital expenditures and $2.1 million in other environmental expenses for the entire fiscal year 2001. Management anticipates that environmental capital expenditures and other environmental expenses for the remainder of fiscal year 2002 will not differ significantly from those incurred in fiscal year 2001. The adequacy of these anticipated future expenditures is based on our operating in substantial compliance with applicable environmental and public health laws and regulations and several significant assumptions:

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

- TERRORIST ATTACKS, SUCH AS THE ATTACKS THAT OCCURRED IN NEW YORK AND WASHINGTON, D.C., ON SEPTEMBER 11, 2001, AND OTHER ACTS OF VIOLENCE OR WAR MAY AFFECT THE MARKETS ON WHICH OUR COMMON SHARES AND REGISTERED SENIOR SUBORDINATED NOTES TRADE, THE MARKETS IN WHICH WE OPERATE, OUR OPERATIONS AND OUR PROFITABILITY.

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

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

          As noted in Note 8 to the Company's unaudited Condensed, Consolidated Financial Statements as of and for the period ended March 30, 2002, the Company is involved in several pending legal and environmental matters. Pending other material legal proceedings are as follows:

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

          On February 18, 2002, the ICA issued a Third Partial Award by the Tribunal directing that Rhone-Poulenc pay to the Company the sum of approximately 11.9 million Euros including interest from October 15, 1999. In early March, 2002, Rhone-Poulenc paid the amounts awarded by the Tribunal to the Company. The Tribunal stated that a Final Award as to Costs will be issued when the quantification of legal fees and expenses has been agreed by the parties or determined by the Tribunal. Efforts at such quantification are presently on-going.

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

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

          (a) No exhibits are included herewith.

          (b) The Registrant filed a Current Report on Form 8-K dated January 25, 2002 reporting under "Item 5. Other Events" the Registrant's intention to issue $70 million of its 8.625% Senior Subordinated Notes due 2009 through a private placement to qualified institutional buyers pursuant to Rule 144A and in offshore transactions pursuant to Regulation S under the Securities Act of 1933, as amended.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE SCOTTS COMPANY

                                           /s/ CHRISTOPHER L. NAGEL
                                           -------------------------------------
                                               Christopher L. Nagel
Date: May 10, 2002                             Chief Accounting Officer,
                                               Senior Vice President of Finance,
                                               Corporate North America
                                               (Duly Authorized Officer)