Form 10-Q/A
period 2001-12-29
SCOTTS COMPANY
filed 2002-06-05
CIK 825542

================================================================================
                                   FORM 10-Q/A

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

         FOR THE TRANSITION PERIOD FROM ____________TO____________

                         COMMISSION FILE NUMBER 1-13292

                                   __________


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

================================================================================

                       THE SCOTTS COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                                            PAGE NO.
                                                                                                            --------
PART I. FINANCIAL INFORMATION:

Item 1.        Financial Statements
               Condensed, Consolidated Statements of Operations - Three month
               periods ended December 29, 2001 and December 30, 2000..................................          3

               Condensed, Consolidated Statements of Cash Flows - Three month periods
               ended December 29, 2001 and December 30, 2000..........................................          4

               Condensed, Consolidated Balance Sheets - December 29, 2001,
               December 30, 2000 and September 30, 2001...............................................          5

               Notes to Condensed, Consolidated Financial Statements..................................          6

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations..................................................................         28

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings......................................................................         40

Item 4.        Submission of Matters to a Vote of Security Holders....................................         41

Item 6.        Exhibits and Reports on Form 8-K.......................................................         42

Signatures     .......................................................................................         43

Exhibit Index  .......................................................................................         44


See Note 1 to Condensed, Consolidated Financial Statements for explanation and impact of the restated item on the Condensed, Consolidated Financial Statements.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                               THE SCOTTS COMPANY
                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                                        THREE MONTHS ENDED
                                                                                 DECEMBER 29,      DECEMBER 30,
                                                                                     2001              2000
                                                                                     ----              ----
                                                                                  (RESTATED)
Net sales...................................................................   $         163.0    $        146.6
Cost of sales...............................................................             130.9             115.0
Restructuring and other charges.............................................               1.0               -.-
                                                                               ---------------    -------------
   Gross profit ............................................................              31.1              31.6
Gross commission earned from agency agreement ..............................             -.-                (0.1)
Costs associated with agency agreement .....................................               5.9               4.6
                                                                               ---------------    --------------
Net commission earned from agency agreement ................................              (5.9)             (4.7)
Operating expenses:
   Advertising and promotion ...............................................               7.1               8.1
   Selling, general and administrative .....................................              75.3              77.1
   Restructuring and other charges..........................................               0.8             -.-
   Amortization of goodwill and other intangibles...........................               1.8               6.8
   Other income, net .......................................................              (2.0)             (1.1)
                                                                               ---------------    --------------
Loss from operations .......................................................             (57.8)            (64.0)
Interest expense ...........................................................              18.5              21.3
                                                                               ---------------    --------------
Loss before income taxes ...................................................             (76.3)            (85.3)
Income taxes ...............................................................             (29.4)            (34.1)
                                                                               ---------------    --------------
Loss before cumulative effect of accounting change..........................             (46.9)            (51.2)
Cumulative effect of change in accounting for intangible assets, net of tax.             (18.5)              -.-
                                                                               ----------------   --------------
Net loss....................................................................   $         (65.4)   $        (51.2)
                                                                               ===============    ==============
BASIC LOSS PER COMMON SHARE:
Weighted-average common shares outstanding during  the period...............              28.8              28.0
Basic loss per common share:................................................
   Before cumulative effect of accounting change ...........................   $         (1.63)   $        (1.83)
   Cumulative effect of change in accounting for intangible assets, net of tax           (0.64)             -.-
                                                                               ---------------    --------------
   After cumulative effect of accounting change ............................   $         (2.27)   $        (1.83)
                                                                               ===============    ==============
DILUTED LOSS PER COMMON SHARE:
Weighted-average common shares outstanding during the period ...............              28.8              28.0
Diluted loss per common share:
   Before cumulative effect of accounting change............................   $         (1.63)   $        (1.83)
   Cumulative effect of change in accounting for intangible assets, net of tax           (0.64)             -.-
                                                                               ---------------    --------------
   After cumulative effect of accounting change.............................   $         (2.27)   $        (1.83)
                                                                               ===============    ==============

See notes to condensed, consolidated financial statements

                               THE SCOTTS COMPANY
                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                        THREE MONTHS ENDED
                                                                                 DECEMBER 29,      DECEMBER 30,
                                                                                     2001              2000
                                                                                     ----              ----
                                                                                  (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................................   $         (65.4)   $        (51.2)
Adjustments to reconcile net loss to net cash used in operating activities:
   Cumulative effect of change in accounting for intangible assets..........              29.8             -.-
   Depreciation ............................................................               7.9               8.3
   Deferred taxes...........................................................             (11.5)             (3.8)
   Amortization.............................................................               2.7               7.6
   Changes in assets and liabilities, net of acquired businesses:
      Accounts receivable...................................................              24.8               7.1
      Inventories...........................................................            (105.3)           (142.8)
      Prepaid and other current assets......................................              (5.2)              0.6
      Accounts payable......................................................              20.3              20.0
      Accrued taxes and liabilities.........................................             (37.5)            (55.9)
      Other assets..........................................................               1.0              10.1
      Other liabilities.....................................................              (1.1)             (8.5)
   Other, net...............................................................              (1.9)              6.1
                                                                               ---------------    --------------
      Net cash used in operating activities.................................            (141.4)           (202.4)
                                                                               ---------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property, plant and equipment..............................             (13.0)            (12.9)
   Investment in acquired businesses, net of cash acquired .................              (0.1)             (8.1)
   Payments on seller notes.................................................             (15.8)             (8.8)
                                                                               ---------------    --------------
      Net cash used in investing activities.................................             (28.9)            (29.8)
                                                                               ---------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings under revolving and bank lines of credit .................             162.2             221.7
   Gross borrowings under term loans........................................             -.-               260.0
   Gross repayments under term loans........................................              (7.6)           (264.5)
   Cash received from the exercise of stock options.........................               5.6               3.3
                                                                               ---------------    --------------
      Net cash provided by financing activities.............................             160.2             220.5
Effect of exchange rate changes on cash.....................................               1.0               0.7
                                                                               ---------------    --------------
Net decrease in cash........................................................              (9.1)            (11.0)
Cash and cash equivalents at beginning of period ...........................              18.7              33.0
                                                                               ---------------    --------------
Cash and cash equivalents at end of period..................................   $           9.6    $         22.0
                                                                               ===============    ==============

See notes to condensed, consolidated financial statements

                               THE SCOTTS COMPANY
                     CONDENSED, CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                         UNAUDITED
                                                               DECEMBER 29,     DECEMBER 30,       SEPTEMBER 30,
                                                                   2001             2000               2001
                                                                   ----             ----               ----
                                                                (RESTATED)
ASSETS
Current assets:
   Cash and cash equivalents............................      $         9.6    $          22.0    $         18.7
   Accounts receivable, less allowances of $24.4,
      $11.9 and $23.9, respectively.....................              196.0              208.9             220.8
   Inventories, net ....................................              473.7              450.3             368.4
   Current deferred tax asset ..........................               52.3               28.7              52.2
   Prepaid and other assets ............................               39.4               58.1              34.1
                                                              -------------    ---------------    --------------
      Total current assets .............................              771.0              768.0             694.2
Property, plant and equipment, net .....................              314.6              294.1             310.7
Intangible assets, net .................................              736.8              746.6             771.1
Other assets ...........................................               77.2               84.8              67.0
                                                              -------------    ---------------    --------------
      Total assets......................................      $     1,899.6    $       1,893.5    $      1,843.0
                                                              =============    ===============    ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt......................................      $       172.7    $         164.1    $         71.3
   Accounts payable ....................................              171.3              173.0             150.9
   Accrued liabilities .................................              194.2              173.2             208.0
   Accrued taxes........................................               (7.9)             (21.6)             14.9
                                                              -------------    ---------------    --------------
      Total current liabilities ........................              530.3              488.7             445.1
Long-term debt .........................................              848.8              918.7             816.5
Other liabilities ......................................               74.2               51.8              75.2
                                                              -------------    ---------------    --------------
      Total liabilities ................................            1,453.3            1,459.2           1,336.8
                                                              =============    ===============    ==============
Commitments and contingencies
Shareholders' equity:
   Preferred Shares, no par value, none issued .........                -.-                -.-               -.-
   Common Shares, no par value per share, $.01
      stated value per share, issued 31.3,
      31.3 and 31.3, respectively ......................                0.3                0.3               0.3
   Capital in excess of par value ......................              399.4              390.2             398.3
   Retained earnings ...................................              146.9              145.6             212.3
   Treasury stock, 2.3, 3.2, and 2.6 shares,
      respectively, at cost ............................              (65.5)             (80.8)            (70.0)
   Accumulated other comprehensive loss ................              (34.8)             (21.0)            (34.7)
                                                              -------------    ---------------    --------------
      Total shareholders' equity .......................              446.3              434.3             506.2
                                                              -------------    ---------------    --------------
Total liabilities and shareholders' equity..............      $     1,899.6    $       1,893.5    $      1,843.0
                                                              =============    ===============    ==============

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

         RESTATEMENT

         Effective October 1, 2001, the Company elected to early adopt the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 is effective for fiscal years beginning after December 15, 2001.This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets as more fully described in Note 5 herein.

         SFAS 142 requires companies to complete a transitional impairment test in the year of adoption for goodwill and other intangible assets deemed to have indefinite useful lives. Impairment charges for goodwill and indefinite-lived intangible assets resulting from a transitional impairment test are to be reported as resulting from a change in accounting principle.

         SFAS 142 requires intangible assets deemed to have indefinite useful lives in applying this Statement to be tested for impairment as of the beginning of the fiscal year in which this Statement is initially applied. This transitional impairment test for indefinite-lived intangible assets must be completed in the first interim period of the fiscal year of initial adoption.

         For the transitional impairment test of goodwill, an entity has six months from the date it initially applies this Statement to complete the first step of the impairment test. In that test, if the carrying amount of the net assets of a reporting unit exceeds the fair value of that reporting unit, the second step of the transitional goodwill impairment test must be completed as soon as possible, but no later than the end of the year of the initial application. The second step entails a revaluation of all of the assets ,except goodwill, and liabilities of a reporting unit to their current fair value. The residual value derived from this analysis is compared to the carrying value of goodwill. An impairment charge results if the residual value is less than the goodwill net book value. If an impairment charge results from completion of step two of the transitional goodwill impairment test, it is recorded as resulting from a change in accounting principle retroactive to the first interim period of the year of adoption.

         The Company completed its transitional impairment testing in the second interim period of fiscal 2002. Upon completion of the impairment tests, the Company identified that indefinite-lived intangible assets, primarily tradenames, in its International businesses in Germany, France and the United Kingdom, were impaired. The value of all tradenames as of October 1, 2001 was determined using a "royalty savings" methodology incorporating current estimates of future sales and profitability. This methodology had been used to allocate the purchase price to these assets when the businesses associated with the tradenames were acquired. In addition, the Company completed its transitional impairment testing for tradenames consistent with the asset grouping guidance in Emerging Issues Task Force Issue (EITF) No. 02-07, Unit of Measure for Evaluating Impairment of Intangible Assets that Have Indefinite Lives. EITF Issue No. 02-07 was issued because questions had arisen on defining the appropriate unit of accounting when testing indefinite-lived intangible assets for impairment. At the March 2002 meeting, the EITF reached a consensus that separately recorded indefinite-lived intangible assets, whether acquired or internally developed, should be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another.

         After giving effect to the impairment of tradenames described above, there was no goodwill impairment as of October 1, 2001.

         As a result of the Company identifying that indefinite-lived intangible assets (tradenames) and not goodwill, were impaired, and that such charges related to indefinite-lived intangible assets are to be recorded in the first interim period of the year of adoption of SFAS 142, the previously filed interim condensed, consolidated financial statements as of December 29, 2001 and for the three months then ended have been restated to reflect the impairment charge therein. The effect of the restatement on the Company's interim condensed consolidated financial statements as originally reported is summarized below:

                                                                                        THREE MONTHS ENDED
                                                                                         DECEMBER 29, 2001
                                                                                  AS REPORTED       AS RESTATED
         Net loss...........................................................       $  (46.9)        $   (65.4)
         Basic loss per common share                                                  (1.63)            (2.27)
         Diluted loss per common share                                                (1.63)            (2.27)
         Intangible assets, net ............................................          766.6             736.8
         Other assets.......................................................           65.9              77.2
         Retained earnings, end of period...................................          165.4             146.9

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

         The following is a rollforward of the cash portion of the restructuring and other charges accrued in the third and fourth quarters of fiscal 2001:

                                                                           BALANCE                    BALANCE
         DESCRIPTION                             TYPE  CLASSIFICATION  SEPT. 30, 2001   PAYMENT    DEC. 29, 2001
         -----------                             ----  --------------  --------------   -------    -------------
                                                                                     ($ MILLIONS)
         Severance........................       Cash        SG&A      $       25.1  $      (8.0)   $      17.1
         Facility exit costs..............       Cash        SG&A               5.2         (1.3)           3.9
         Other related costs..............       Cash        SG&A               7.0         (1.2)           5.8
                                                                       ------------  -----------    -----------
            Total cash....................                             $       37.3  $     (10.5)   $      26.8
                                                                       ============  ===========    ===========

4.       INVENTORIES

         Inventories, net of provisions for slow moving and obsolete inventory of $25.7 million, $22.7 million, and $22.3 million, respectively, consisted of:

                                                                   DECEMBER 29,    DECEMBER 30,     SEPTEMBER 30,
                                                                       2001            2000             2001
                                                                       ----            ----             ----
                                                                                   ($ MILLIONS)
         Finished goods.........................................  $       389.4    $       359.8    $       295.8
         Raw materials..........................................           84.3             90.5             72.6
                                                                  -------------    -------------    -------------
         Total     .............................................  $       473.7    $       450.3    $       368.4
                                                                  =============    =============    =============

5.       INTANGIBLE ASSETS, NET

         Effective October 1, 2001, Scotts adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". In accordance with this standard, goodwill and certain other intangible assets, primarily tradenames, have been determined to have indefinite-lives and accordingly are no longer subject to amortization. Indefinite-lived assets are subject to transition impairment testing upon adoption of the standard, and to annual impairment testing thereafter. The transitional impairment test has been completed, and an impairment of $29.8 million ($18.5 million net of tax) has been identified with respect to tradenames in our International Consumer businesses in Germany, France and the United Kingdom.

         The value of all of the indefinite-lived tradenames as of October 1, 2001 was determined using a "royalty savings" methodology incorporating current estimates of future sales and profitability. This methodology was also used to allocate the purchase price to these assets when the businesses associated with the tradenames were acquired. The impairment testing was performed based on asset grouping guidance consistent with the consensus reached by the EITF with respect to Issue No. 02-07, "Units of Measure for Testing Impairment of Indefinite-Lived Intangible Assets".

         The useful lives of intangible assets still subject to amortization were not revised as a result of the adoption of Statement 142.

         The following table presents goodwill and intangible assets as of the end of each period presented.

                                          DECEMBER 29, 2001            DECEMBER 30, 2000             SEPTEMBER 30, 2001
                                          -----------------            -----------------             ------------------
                                          (RESTATED)
                                     GROSS                NET     GROSS                   NET     GROSS                NET
                                   CARRYING ACCUMULATED CARRYING CARRYING  ACCUMULATED  CARRYING CARRYING ACCUMULATED CARRYING
                                    AMOUNT  AMORTIZATION AMOUNT   AMOUNT   AMORTIZATION  AMOUNT   AMOUNT  AMORTIZATION AMOUNT
                                    ------  ------------ ------   ------   ------------  ------   ------  ------------ ------
Amortized Intangible Assets:
  Technology....................   $ 60.7     $(16.4)   $ 44.3    $62.4      $(13.2)     $ 49.2  $ 61.9     $(15.8)   $  46.1
  Customer accounts.............     23.3       (2.6)     20.7     24.9        (1.9)       23.0    24.1       (2.5)      21.6
  Tradenames....................     11.3       (1.8)      9.5     11.3        (1.1)       10.2    11.3       (1.6)       9.7
  Other.........................     48.5      (32.5)     16.0     42.1       (31.6)       10.5    47.2      (32.6)      14.6
                                                        ------                           ------                       -------
    Total amortized intangible
     assets, net..............                            90.5                             92.9                          92.0
Unamortized Intangible Assets:
  Tradenames....................                         316.9                            335.0                         349.0
  Other.........................                           3.2                              3.3                           3.2
                                                        ------                           ------                       -------
  Total intangible assets, net..                         410.6                            431.2                         444.2
  Goodwill......................                         326.2                            315.4                         326.9
                                                        ------                           ------                       -------
    Total goodwill and
     intangible assets, net                             $736.8                           $746.6                       $ 771.1
                                                        ======                           ======                       =======

The following table presents a reconciliation of recorded net income to adjusted net income and related earnings per share data as if the provision of Statement 142 relating to non-amortization of indefinite-lived intangible assets had been adopted as of the earliest period presented.

                                                                                                FOR THE
                                                                                          THREE MONTHS ENDED
                                                                                             DECEMBER 30,
                                                                                                 2000
                                                                                                 ----
                                                                                  ($ MILLIONS, EXCEPT PER SHARE DATA)
Net Income
   Reported net loss..................................................................      $     (51.2)
   Goodwill amortization..............................................................              2.9
   Tradename amortization.............................................................              2.3
   Taxes..............................................................................             (1.2)
                                                                                            -----------
   Net loss as adjusted...............................................................      $     (47.2)
                                                                                            ===========

Basic EPS
   Reported net loss..................................................................             (1.83)
   Goodwill amortization..............................................................              0.10
   Tradename amortization.............................................................              0.08
   Taxes..............................................................................             (0.04)
                                                                                            ------------
   Net loss as adjusted...............................................................      $      (1.69)
                                                                                            ============
Diluted EPS
   Reported net.......................................................................             (1.83)
   Goodwill amortization..............................................................              0.10
   Tradename amortization.............................................................              0.08
   Taxes..............................................................................             (0.04)
                                                                                            ------------
Net loss as adjusted..................................................................      $      (1.69)
                                                                                            ============

Estimated amortization expense is as follows:

                YEAR ENDED
               SEPTEMBER 30,                                                                  $ MILLIONS
               ------------                                                                   ----------
                   2002........................................................                 $  4.6
                   2003........................................................                    4.2
                   2004........................................................                    3.1
                   2005........................................................                    2.7
                   2006........................................................                    2.7

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

6.       LONG-TERM DEBT

                                                             DECEMBER 29,        DECEMBER 30,     SEPTEMBER 30,
                                                                 2001                2000             2001
                                                                 ----                ----             ----
                                                                                 ($ MILLIONS)

Revolving loans under credit facility.....................    $       255.4    $        263.4    $         94.7
Term loans under credit facility..........................            387.8             454.9             398.6
Senior subordinated notes.................................            320.9             319.6             320.5
Notes due to sellers .....................................             40.0              28.7              53.7
Foreign bank borrowings and term loans....................              8.4               6.2               9.4
Capital lease obligations and other ......................              9.0              10.0              10.9
                                                              -------------    --------------    --------------
                                                                    1,021.5           1,082.8             887.8
Less current portions.....................................            172.7             164.1              71.3
                                                              -------------    --------------    --------------
                                                              $       848.8    $        918.7    $        816.5
                                                              =============    ==============    ==============

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

                                                                                         THREE MONTHS ENDED
                                                                                  DECEMBER 29,      DECEMBER 30,
                                                                                      2001              2000
                                                                                      ----              ----
                                                                             ($ MILLIONS, EXCEPT PER SHARE DATA)
                                                                                   (RESTATED)
NET LOSS:
Loss before cumulative effect of accounting change..........................       $   (46.9)       $ (51.2)
Cumulative effect of change in accounting for intangible assets, net of tax.           (18.5)           -.-
                                                                                   ----------       -------
Net loss....................................................................       $   (65.4)       $ (51.2)
                                                                                    =========       =======
BASIC LOSS PER COMMON SHARE:
Weighted-average common shares outstanding during  the period...............             28.8          28.0
Basic loss per common share:................................................
   Before cumulative effect of accounting change ...........................       $   (1.63)       $ (1.83)
   Cumulative effect of change in accounting for intangible assets, net of tax         (0.64)           -.-
                                                                                   ---------        -------
   After cumulative effect of accounting change ............................       $   (2.27)       $ (1.83)
                                                                                   ==========       =======
DILUTED LOSS PER COMMON SHARE:
Weighted-average common shares outstanding during the period ...............             28.8          28.0
Diluted loss per common share:
   Before cumulative effect of accounting change............................       $   (1.63)       $ (1.83)
   Cumulative effect of change in accounting for intangible assets, net of tax         (0.64)           -.-
                                                                                   ---------        -------
   After cumulative effect of accounting change.............................       $   (2.27)       $ (1.83)
                                                                                   ==========       =======


8.       STATEMENT OF COMPREHENSIVE INCOME

         The components of other comprehensive loss and total comprehensive loss for the three months ended December 29, 2001 and December 30, 2000 are as follows:

                                                                                     THREE MONTHS ENDED
                                                                               DECEMBER 29,        DECEMBER 30,
                                                                                   2001                2000
                                                                                   ----                ----
                                                                                (RESTATED)
Net loss..................................................................    $      (65.4)       $     (51.2)
Other comprehensive income (expense):
Foreign currency translation adjustments..................................            (0.5)               3.4
Change in valuation of derivative instruments.............................             0.4                0.5
                                                                              ------------        -----------
Comprehensive loss........................................................    $      (65.5)       $     (47.3)
                                                                              ============        ===========

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

                                      NORTH AMERICAN    SCOTTS         GLOBAL     INTERNATIONAL    OTHER/
(IN MILLIONS)                            CONSUMER   LAWNSERVICE(R)   PROFESSIONAL   CONSUMER      CORPORATE      TOTAL
------------                             --------   --------------   ------------    -------      ---------      ------
Net Sales:
Q1 2002...............................  $    77.8    $      8.7      $   36.3      $      40.2     $    -.-     $    163.0
Q1 2001...............................  $    66.8    $      4.9      $   35.5      $      39.4     $    -.-     $    146.6

Income (loss) from Operations:
Q1 2002...............................  $   (29.4)   $     (2.1)     $   (0.2)     $      (6.6)    $  (16.8)    $    (55.1)
Q1 2001...............................  $   (34.1)   $      0.1      $   (0.8)     $      (8.7)    $  (12.9)    $    (56.4)

Operating Margin:
Q1 2002...............................      (37.8%)       (24.1%)        (0.6%)          (16.4%)         nm          (33.8%)
Q1 2001...............................      (51.0%)         2.0%         (2.3%)          (22.1%)         nm          (38.5%)

Goodwill:
Q1 2002...............................  $   163.8    $     26.7      $   56.1      $      79.6     $    -.-     $    326.2
Q1 2001...............................  $   171.4    $      9.5      $   57.6      $      76.9     $    -.-     $    315.4

Total Assets:
Q1 2002 (restated)....................  $ 1,208.8    $     36.1      $  144.1      $     398.5     $  112.1     $  1,899.6
Q1 2001...............................  $ 1,199.2    $     14.1      $  151.8      $     443.7     $   84.7     $  1,893.5

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

                               THE SCOTTS COMPANY
                             STATEMENT OF OPERATIONS
           FOR THE THREE MONTHS ENDED DECEMBER 29, 2001 (IN MILLIONS)
                            (UNAUDITED AND RESTATED)

                                                                    SUBSIDIARY     NON-
                                                         PARENT     GUARANTORS  GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                         ------     ----------  ----------   ------------   ------------
Net sales............................................   $    51.7   $    48.3   $     63.0      $           $    163.0
Cost of sales .......................................        36.2        51.0         43.7                       130.9
Restructuring and other charges......................         1.0       -.-            -.-                         1.0
                                                        ---------   ---------   ----------      -------     ----------
Gross profit ........................................        14.5        (2.7)        19.3                        31.1
Gross commission earned from agency agreement .......         -.-         -.-          -.-                         -.-
Costs associated with agency agreement ..............         5.9         -.-          -.-                         5.9
                                                        ---------   ---------   ----------      -------     ----------
   Net commission earned from agency agreement.......        (5.9)        -.-          -.-                        (5.9)
Operating expenses:
   Advertising and promotion ........................         3.4         0.7          3.0                         7.1
   Selling, general and administrative...............        44.0         3.6         27.7                        75.3
   Restructuring and other charges...................         0.7         0.1          -.-                         0.8
   Amortization of goodwill and other intangibles ...         0.1         0.7          1.0                         1.8
Equity income in subsidiaries........................        43.9         -.-          -.-        (43.9)           -.-
Intracompany allocations.............................        (3.5)        1.9          1.6                         -.-
Other (income) expenses, net ........................        (0.3)       (1.0)        (0.7)                       (2.0)
                                                        ---------   ---------   ----------      -------     ----------
Income (loss) from operations .......................       (79.7)       (8.7)       (13.3)        43.9          (57.8)
Interest expense ....................................        17.5        (3.6)         4.6                        18.5
                                                        ---------   ---------   ----------      -------     ----------
Income (loss) before income taxes....................       (97.2)       (5.1)       (17.9)        43.9          (76.3)
Income taxes ........................................       (20.5)       (2.0)        (6.9)                      (29.4)
                                                        ---------   ---------   ----------      -------     ----------
Income (loss) before cumulative effect of accounting
   change............................................       (76.7)       (3.1)       (11.0)        43.9          (46.9)
Cumulative effect of change in accounting for
   intangible assets, net of tax.....................        11.3        (3.8)       (26.0)                      (18.5)
                                                        ---------   ----------  ----------      -------     -----------
Net income (loss)....................................   $   (65.4)  $    (6.9)  $    (37.0)     $  43.9     $    (65.4)
                                                        =========   =========   ==========      =======     ==========

                               THE SCOTTS COMPANY
                             STATEMENT OF CASH FLOWS
        FOR THE THREE MONTH PERIOD ENDED DECEMBER 29, 2001 (IN MILLIONS)
                            (UNAUDITED AND RESTATED)

                                                                    SUBSIDIARY     NON-
                                                         PARENT     GUARANTORS  GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                         ------     ----------  ----------   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss). ..................................   $   (65.4)  $    (6.9)  $    (37.0)  $    43.9     $   (65.4)
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Cumulative effect of change in accounting for
      intangible assets..............................                     3.8         26.0                      29.8
   Depreciation .....................................         4.2         2.4          1.3                       7.9
   Amortization .....................................         1.0         0.7          1.0                       2.7
   Deferred Taxes....................................       (11.5)                                             (11.5)
   Equity (income) loss in non-guarantors............        43.9         -.-          -.-       (43.9)          -.-
Net change in certain components
   of working capital ...............................       (42.5)      (37.6)       (22.8)                   (102.9)
Net changes in other assets and
   liabilities and other adjustments.................        (3.7)        6.4         (4.7)                    (2.0)
                                                        ---------   ---------   ----------   ---------     ---------
Net cash used in operating activities................       (74.0)      (31.2)       (36.2)        -.-        (141.4)
                                                        ---------   ---------   ----------   ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant and equipment..........        (6.6)       (5.2)        (1.2)                    (13.0)
Investment in acquired businesses,
   net of cash acquired..............................         -.-         -.-         (0.1)                     (0.1)
Payments on seller notes.............................         -.-        (7.4)        (8.4)                    (15.8)
                                                        ---------   ---------   ----------   ---------     ---------
Net cash used in investing activities................        (6.6)      (12.6)        (9.7)        -.-         (28.9)
                                                        ---------   ---------   ----------   ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving
   and bank lines of credit .........................        86.5         -.-         75.7                     162.2
Gross borrowings under term loans....................         -.-         -.-          -.-                       -.-
Gross repayments under term loans....................        (0.2)        -.-         (7.4)                     (7.6)
Cash received from the exercise of stock options.....         5.6         -.-          -.-                       5.6
Intracompany financing ..............................       (20.4)       44.1        (23.7)                      -.-
                                                        ---------   ---------   ----------   ---------     ---------
Net cash provided by financing activities............        71.5        44.1         44.6         -.-         160.2
                                                        ---------   ---------   ----------   ---------     ---------
Effect of exchange rate changes on cash..............         -.-         -.-          1.0                       1.0
                                                        ---------   ---------   ----------   ---------     ---------
Net increase (decrease) in cash......................        (9.1)        0.3         (0.3)        -.-          (9.1)
Cash and cash equivalents, beginning of period.......         3.4         0.6         14.7                      18.7
                                                        ---------   ---------   ----------   ---------     ---------
Cash and cash equivalents, end of period.............   $    (5.7)  $     0.9   $     14.4   $     -.-     $     9.6
                                                        =========   =========   ==========   =========     =========

                               THE SCOTTS COMPANY
                                  BALANCE SHEET
                      AS OF DECEMBER 29, 2001 (IN MILLIONS)
                            (UNAUDITED AND RESTATED)

                                                                    SUBSIDIARY     NON-
                                                         PARENT     GUARANTORS  GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                         ------     ----------  ----------   ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents.........................   $    (5.7)  $     0.9   $     14.4                  $      9.6
   Accounts receivable, net .........................        44.6        62.5         88.9                       196.0
   Inventories, net .................................       304.4        81.4         87.9                       473.7
   Current deferred tax asset........................        52.3         0.4         (0.4)                       52.3
   Prepaid and other assets..........................        22.0         2.7         14.7                        39.4
                                                        ---------   ---------   ----------      ---------   ----------
      Total current assets...........................       417.6       147.9        205.5                       771.0
Property, plant and equipment, net ..................       199.3        76.8         38.5                       314.6
Goodwill and intangible assets, net .................        30.2       474.1        232.5                       736.8
Other assets ........................................        63.4         2.6         11.2                        77.2
Investment in affiliates.............................       890.3         -.-          -.-         (890.3)         -.-
Intracompany assets .................................         -.-       166.8          7.2         (174.0)         -.-
                                                        ---------   ---------   ----------      ---------   ----------
      Total assets...................................   $ 1,600.8   $   868.2   $    494.9      $(1,064.3)  $  1,899.6
                                                        =========   =========   ==========      =========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt...................................   $   136.9   $     7.3   $     28.5      $           $    172.7
   Accounts payable..................................        84.1        25.6         61.6                       171.3
   Accrued liabilities...............................       124.0        19.1         51.1                       194.2
   Accrued taxes.....................................        (8.4)        2.8         (2.3)                       (7.9)
                                                     ------------   ---------   ----------      --------    ----------
      Total current liabilities......................       336.6        54.8        138.9           -.-         530.3
Long-term debt.......................................       540.5         5.1        303.2                       848.8
Other liabilities....................................        47.1         1.8         25.3                        74.2
Intracompany liabilities.............................       174.0         -.-          -.-        (174.0)          -.-
                                                        ---------   ---------     --------     ---------    ----------
      Total liabilities..............................     1,098.2        61.7        467.4        (174.0)      1,453.3
                                                        ---------   ---------   ----------     ---------    ----------
Commitments and contingencies
Shareholders' equity:
   Investment from parent............................         -.-       486.6         68.1        (554.7)          -.-
   Common shares, no par value per share,
      $.01 stated value per share....................         0.3         -.-          -.-                         0.3
   Capital in excess of par value....................       399.4         -.-          -.-                       399.4
   Preferred Shares, no par value....................         -.-         -.-          -.-                         -.-
   Retained earnings.................................       176.7       322.4        (16.6)       (335.6)        146.9
   Treasury stock, 2.3 shares at cost................       (65.5)        -.-          -.-                       (65.5)
   Accumulated other comprehensive expense...........        (8.3)       (2.5)       (24.0)                      (34.8)
                                                        ---------   ---------   ----------     ---------   - ---------
Total shareholders' equity...........................       502.6       806.5         27.5        (890.3)        446.3
                                                        ---------   ---------   ----------     ---------    ----------
Total liabilities and shareholders' equity...........   $ 1,600.8   $   868.2   $    494.9     $(1,064.3)   $  1,899.6
                                                        =========   =========   ==========     =========    ==========

                               THE SCOTTS COMPANY
                             STATEMENT OF OPERATIONS
           FOR THE THREE MONTHS ENDED DECEMBER 30, 2000 (IN MILLIONS)
                                   (UNAUDITED)

                                                                    SUBSIDIARY     NON-
                                                         PARENT     GUARANTORS  GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                         ------     ----------  ----------   ------------   ------------
Net sales............................................   $    39.0   $    48.4   $     59.2                   $    146.6
Cost of sales........................................        25.0        52.4         37.6                        115.0
                                                        ---------   ---------   ----------      ---------    ----------
Gross profit.........................................        14.0        (4.0)        21.6                         31.6
Gross commission earned from agency agreement........        (0.1)        -.-          -.-                         (0.1)
Costs associated with agency agreement...............         4.6         -.-          -.-                          4.6
                                                        ---------   ---------   ----------      ---------    ----------
   Net commission earned from agency agreement.......        (4.7)        -.-          -.-                         (4.7)
Operating expenses:
   Advertising and promotion.........................         3.1         1.7          3.3                          8.1
   Selling, general and administrative...............        39.0        11.0         27.1                         77.1
   Amortization of goodwill and other intangibles....         2.9         1.6          2.3                          6.8
Equity loss in subsidiaries..........................        22.6         -.-          -.-          (22.6)         -.-
Intracompany allocations.............................        (6.8)        4.8          2.0                         -.-
Other expense (income), net .........................        (1.0)        0.1         (0.2)                       (1.1)
                                                        ---------   ---------   ----------       --------    ----------
Income (loss) from operations........................       (50.5)      (23.2)       (12.9)          22.6         (64.0)
Interest (income) expense............................        19.7        (3.8)         5.4                         21.3
                                                        ---------   ---------   ----------       --------    ----------
Income (loss) before income taxes....................       (70.2)      (19.4)       (18.3)          22.6         (85.3)
Income taxes.........................................       (19.0)       (7.8)        (7.3)                       (34.1)
                                                        ---------   ---------   ----------       --------    ----------
Income (loss) before cumulative effect of accounting
   change............................................       (51.2)      (11.6)       (11.0)          22.6         (51.2)
Cumulative effect of change in accounting for
   intangible assets, net of tax.....................         -.-         -.-          -.-            -.-           -.-
                                                        ---------   ---------   ----------       --------    ----------
Net income (loss) ...................................   $   (51.2)  $   (11.6)  $    (11.0)      $   22.6    $    (51.2)
                                                        =========   =========   ==========       ========    ==========

                               THE SCOTTS COMPANY
                             STATEMENT OF CASH FLOWS
        FOR THE THREE MONTH PERIOD ENDED DECEMBER 30, 2000 (IN MILLIONS)
                                   (UNAUDITED)

                                                                    SUBSIDIARY     NON-
                                                         PARENT     GUARANTORS  GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                         ------     ----------  ----------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...........................................   $   (51.2)  $   (11.6)  $    (11.0)  $    22.6     $   (51.2)
Adjustments to reconcile net loss to net cash used
   in operating activities:
   Cumulative effect of change in accounting for
      intangible assets..............................                                                            -.-
   Depreciation......................................         3.7         3.2          1.4                       8.3
   Amortization......................................         2.8         2.5          2.3                       7.6
   Deferred taxes....................................        (3.8)                                              (3.8)
   Equity (income) loss in subsidiaries..............        22.6         -.-          -.-       (22.6)          -.-
   Net change in certain components of
      working capital................................       (73.2)      (81.9)       (15.9)                   (171.0)
   Net changes in other assets and
      liabilities and other adjustments..............         0.2         6.8          0.7                       7.7
                                                        ---------   ---------   ----------   ---------     ----------
Net cash used in operating activities................       (98.9)      (81.0)       (22.5)        -.-        (202.4)
                                                        ---------   ---------   ----------   ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant and equipment..........        (1.5)       (9.1)        (2.3)                    (12.9)
Investments in acquired businesses,
   net of cash acquired..............................         -.-        (6.9)        (1.2)                     (8.1)
Payments on seller notes.............................         -.-        (1.1)        (7.7)                     (8.8)
                                                        ---------   ---------   ----------    --------     ---------
Net cash used in investing activities................        (1.5)      (17.1)       (11.2)        -.-         (29.8)
                                                        ---------   ---------   ----------    --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving
   and bank lines of credit..........................       166.3                     55.4                     221.7
Gross borrowings under term loans....................       260.0                                              260.0
Gross repayments under term loans....................      (257.5)                    (7.0)                  (264.5)
Cash received from exercise of stock options.........         3.3                                                3.3
Intracompany financing...............................       (82.2)       98.2        (16.0)                      -.-
                                                        ---------   ---------   ----------   --------      ---------
Net cash provided by financing activities............        89.9        98.2         32.4        -.-          220.5
Effect of exchange rate changes on cash..............                                  0.7                       0.7
                                                        -------     -------     ----------   --------      ---------
Net increase (decrease) in cash .....................       (10.5)        0.1         (0.6)       -.-          (11.0)
Cash and cash equivalents, beginning of period.......        16.0        (0.6)        17.6                      33.0
                                                        ---------   ---------   ----------   --------      ---------
Cash and cash equivalents, end of period.............   $     5.5   $    (0.5)  $     17.0        -.-      $    22.0
                                                        =========   =========   ==========   ========      =========

                               THE SCOTTS COMPANY
                                  BALANCE SHEET
                      AS OF DECEMBER 30, 2000 (IN MILLIONS)
                                   (UNAUDITED)

                                                                    SUBSIDIARY     NON-
                                                         PARENT     GUARANTORS  GUARANTORS ELIMINATIONS CONSOLIDATED
                                                         ------     ----------  ---------- ------------ ------------
ASSETS
Current assets:
   Cash and cash equivalents.........................   $     5.5   $    (0.5)  $     17.0   $           $     22.0
   Accounts receivable, net..........................        75.4        43.7         89.8                    208.9
   Inventories, net..................................       286.0        82.1         82.2                    450.3
   Current deferred tax asset .......................        28.1         0.5          0.1                     28.7
   Prepaid and other assets .........................        38.0         0.9         19.2                     58.1
                                                        ---------   ---------   ----------   --------    ----------
      Total current assets ..........................       433.0       126.7        208.3                    768.0
Property, plant and equipment, net ..................       179.5        74.6         40.0                    294.1
Intangible assets, net ..............................       270.5       233.7        242.4                    746.6
Other assets.........................................        74.5                     10.3                     84.8
Investment in affiliates.............................       908.5         -.-          -.-      (908.5)         -.-
Intracompany assets..................................         -.-       434.3         15.2      (449.5)         -.-
                                                        ---------   ---------   ----------   ---------   ----------
      Total assets...................................   $ 1,866.0   $   869.3   $    516.2   $(1,358.0)  $  1,893.5
                                                        =========   =========   ==========   =========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt...................................   $   147.6   $     1.0   $     15.5   $           $    164.1
   Accounts payable..................................        88.9        25.5         58.6                    173.0
   Accrued liabilities ..............................       114.2        16.4         42.6                    173.2
   Accrued taxes.....................................       (18.7)        2.9         (5.8)                   (21.6)
                                                        ---------   ---------   ----------   --------    ----------
      Total current liabilities .....................       332.0        45.8        110.9                    488.7
Long-term debt.......................................       615.6         -.-        303.1                    918.7
Other liabilities ...................................        34.0         -.-         17.8                     51.8
Intracompany liabilities.............................       449.5         -.-          -.-      (449.5)         -.-
                                                        ---------   ---------   ----------   ---------   ----------
      Total liabilities..............................     1,431.1        45.8        431.8      (449.5)     1,459.2
                                                        ---------   ---------   ----------   ---------   ----------
Commitments and contingencies
Shareholders' equity:
   Investment from parent............................         -.-       590.6         52.5      (643.1)         -.-
   Common shares, no par value per share,
      $.01 stated value per share....................         0.3                                               0.3
   Capital in excess of par value....................       390.2                                             390.2
   Preferred shares, no par value....................         -.-         -.-          -.-         -.-          -.-
   Retained earnings.................................       145.6       235.7         29.7      (265.4)       145.6
   Treasury stock, 3.2 shares at cost................       (80.8)        -.-          -.-         -.-        (80.8)
   Accumulated other comprehensive expense...........       (20.4)       (2.8)         2.2                    (21.0)
                                                        ---------   ---------   ----------   ---------   ----------
Total shareholders' equity...........................       434.9       823.5         84.4      (908.5)       434.3
                                                        ---------   ---------   ----------   ---------   ----------
Total liabilities and shareholders' equity...........   $ 1,866.0   $   869.3   $    516.2   $(1,358.0)  $  1,893.5
                                                        =========   =========   ==========   =========   ==========

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

         We completed our impairment analysis in the second quarter of 2002, taking into account additional guidance provided by EITF 02-07, "Unit of Measure for Testing Impairment of Indefinite-Lived Intangible Assets". As a result, a pre-tax impairment charge related to the value of tradenames in our German, French and United Kingdom consumer businesses of $29.8 million was recorded as of October 1, 2001. After taxes, the net charge was $18.5 million. There is no goodwill impairment as of the date of adoption. See Note 5 to the Condensed, Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

         The following table sets forth sales by business segment for the three months ended December 29, 2001 and December 30, 2000:

                                                                                               FOR THE
                                                                                         THREE MONTHS ENDED
                                                                                   DECEMBER 29,     DECEMBER 30,
                                                                                       2001             2000
                                                                                       ----             ----
North American Consumer:
Lawns ..........................................................................    $       26.9     $       16.7
Gardens.........................................................................             8.6              7.8
Growing Media...................................................................            23.1             19.7
Ortho ..........................................................................            16.8             15.6
Canada..........................................................................             0.8              1.0
Other ..........................................................................             1.6              6.0
                                                                                    ------------     ------------
    Total.......................................................................            77.8             66.8
Scotts LawnService(R).............................................................           8.7              4.9
International Consumer..........................................................            40.2             39.4
Global Professional.............................................................            36.3             35.5
                                                                                    ------------     ------------
Consolidated....................................................................    $      163.0     $      146.6
                                                                                    ============     ============

          The following table sets forth the components of income and expense as a percentage of sales for the three months ended December 29, 2001 and December 30, 2000:

                                                                                               FOR THE
                                                                                         THREE MONTHS ENDED
                                                                                   DECEMBER 29,     DECEMBER 30,
                                                                                       2001             2000
                                                                                       ----             ----
                                                                                    (RESTATED)
Net sales.......................................................................         100.0%            100.0%
Cost of sales...................................................................          80.3              78.4
Restructuring and other charges.................................................           0.6               -.-
                                                                                    ----------       ----------
Gross profit....................................................................          19.1              21.6
Commission earned from agency agreement, net ...................................          (3.6)             (3.2)
Operating expenses:
    Advertising and promotion...................................................           4.4               5.6
    Selling, general and administrative.........................................          46.2              52.5
    Restructuring and other charges.............................................           0.5               -.-
Amortization of goodwill and other intangibles..................................           1.1               4.6
Other expense (income), net.....................................................          (1.2)             (0.8)
                                                                                    ----------       -----------
Loss from operations............................................................         (35.5)            (43.6)
Interest expense................................................................          11.3              14.6
                                                                                    ----------       -----------
Loss before income taxes........................................................         (46.8)            (58.2)
Income taxes....................................................................         (18.0)            (23.3)
                                                                                    ----------       -----------
Loss before cumulative effect of accounting change..............................         (28.8)            (34.9)
Cumulative effect of change in accounting for intangible assets, net of tax.....         (11.3)              -.-
                                                                                    -----------      -----------
Net loss........................................................................         (40.1)%           (34.9)%
                                                                                    ==========       ===========

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

         Net sales for the Global Professional segment were $36.3 million in the first quarter of fiscal 2002, which were $0.8 million, or 2.3%, higher than sales for the first quarter of fiscal 2001. Revenue growth was moderated as growers in the United States increased their focus on reducing inventory and delayed orders from growers in certain portions of Europe due to adverse weather conditions.

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

         The Company reported a loss before cumulative effect of accounting changes of $46.9 million for the first three months of fiscal 2002, compared to $51.2 million for the first three months of fiscal 2001. After the charge of $29.8 million ($18.5 million, net of tax), for the impairment of tradenames in our German, French and United Kingdom businesses, net loss for the first three months of fiscal 2002 was $65.4 million, or $2.27 per share, compared to a net loss of $51.2 million or $1.83 per basic and dilutive shares.

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

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held in Marysville, Ohio on January 25, 2002.

          The result of the vote of the shareholders for the matter of the election of four directors, for terms of three years each, is as follows:

                                                                                        VOTES
                                         NOMINEE                                      VOTES FOR           WITHHELD
                                         -------                                      ---------           ---------
          Charles M. Berger....................................................       25,415,396           276,873
          James Hagedorn.......................................................       25,506,002           186,267
          Karen G. Mills.......................................................       25,456,422           235,847
          John Walker, Ph.D....................................................       25,456,723           235,546

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

                                          THE SCOTTS COMPANY

                                          /s/ CHRISTOPHER L. NAGEL
                                         --------------------------------------
                                              Christopher L. Nagel
Date: February 12, 2002                       Principal Accounting Officer,
                                              Senior Vice President of Finance,
                                              Corporate North America
                                              (Duly Authorized Officer)

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