Form 10-Q
period 2002-06-29
SCOTTS COMPANY
filed 2002-08-13
CIK 825542

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 -------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM               TO
                                        -------------    -------------

                         COMMISSION FILE NUMBER 1-13292

                                  -------------


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

               29,744,790
             -----------------               Outstanding at August 13, 2002
        Common Shares, no par value

================================================================================

                       THE SCOTTS COMPANY AND SUBSIDIARIES

                                      INDEX


                                                                                                        PAGE NO.
                                                                                                        --------
PART I.        FINANCIAL INFORMATION:

Item 1.        Financial Statements

               Condensed, Consolidated Statements of Operations - Three and nine
               month periods ended June 29, 2002 and June 30, 2001...................................        2

               Condensed, Consolidated Statements of Cash Flows - Nine month
               periods ended June 29, 2002 and June 30, 2001.........................................        3

               Condensed, Consolidated Balance Sheets - June 29, 2002,
               June 30, 2001 and September 30, 2001..................................................        4

               Notes to Condensed, Consolidated Financial Statements.................................        5

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations.................................................................       31

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings.....................................................................       48

Item 6.        Exhibits and Reports on Form 8-K......................................................       49

               Signatures............................................................................       50

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                               THE SCOTTS COMPANY
                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)


                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             ------------------             -----------------
                                                            JUNE 29,      JUNE 30,        JUNE 29,     JUNE 30,
                                                              2002          2001            2002         2001
                                                              ----          ----            ----         ----
Net sales ...........................................    $     692.2   $     598.6   $     1,457.3    $   1,459.1
Cost of sales .......................................          421.2         379.4           914.2          916.6
Restructuring and other charges .....................            0.4           0.9             1.5            0.9
                                                         -----------   -----------   -------------    -----------
   Gross profit .....................................          270.6         218.3           541.6          541.6
Gross commission earned from marketing agreement ....           22.4          20.7            30.8           37.2
Costs associated with marketing agreement ...........            5.8           4.6            17.5           13.8
                                                         -----------   -----------   -------------    -----------
   Net commission earned from marketing agreement ...           16.6          16.1            13.3           23.4
Operating expenses:
   Advertising ......................................           30.6          31.0            68.6           77.2
   Selling, general and administrative ..............           86.4          84.4           245.9          253.3
   Restructuring and other charges ..................            0.6          15.1             1.8           15.1
   Amortization of goodwill and other intangibles ...            0.2           6.9             3.8           21.1
   Other income, net ................................           (5.1)         (6.1)           (8.9)          (8.6)
                                                         -----------   -----------   -------------    -----------
Income from operations ..............................          174.5         103.1           243.7          206.9
Interest expense ....................................           18.7          22.3            58.8           69.7
                                                         -----------   -----------   -------------    -----------
Income before income taxes ..........................          155.8          80.8           184.9          137.2
Income taxes ........................................           60.0          35.4            71.2           58.3
                                                         -----------   -----------   -------------    -----------
Income before cumulative effect of
   accounting change ................................           95.8          45.4           113.7           78.9
Cumulative effect of change in accounting
   for intangible assets, net of tax ................             --            --           (18.5)           --
                                                         -----------   -----------   -------------    -----------
Net income  .........................................    $      95.8   $      45.4   $        95.2    $      78.9
                                                         ===========   ===========   =============    ===========

BASIC EARNINGS PER COMMON SHARE:
Weighted-average common shares outstanding during
   the period .......................................    $      29.5   $      28.3   $        29.1    $      28.3
Basic earnings per common share:
   Before cumulative effect of accounting change.....    $      3.25   $      1.60   $        3.91    $      2.79
   Cumulative effect of change in accounting for
      intangible assets, net of tax..................             --            --           (0.64)            --
                                                         -----------   -----------   -------------    -----------
   After cumulative effect of accounting change......    $      3.25   $      1.60   $        3.27    $      2.79
                                                         ===========   ===========   =============    ===========

DILUTED EARNINGS PER COMMON SHARE:
Weighted-average common shares outstanding during
   the period .......................................           31.8          30.6            31.6    $      30.3
Diluted earnings per common share:
   Before cumulative effect of accounting change ....    $      3.02   $      1.49   $        3.60           2.61
   Cumulative effect of change in accounting for
      intangible assets, net of tax .................             --            --           (0.59)            --
                                                         -----------   -----------   -------------    -----------
   After cumulative effect of accounting change......    $      3.02   $      1.49   $        3.01    $      2.61
                                                         ===========   ===========   =============    ===========


            See notes to condensed, consolidated financial statements

                               THE SCOTTS COMPANY
                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                                              NINE MONTHS ENDED
                                                                                              -----------------
                                                                                            JUNE 29,      JUNE 30,
                                                                                              2002          2001
                                                                                              ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...................................................................              $   95.2      $   78.9
Adjustments to reconcile net income to net cash used in
   operating activities:
      Cumulative effect of change in accounting for intangible assets,
         pre-tax .............................................................                  29.8            --
      Restructuring and other charges ........................................                    --           9.4
      Depreciation ...........................................................                  26.0          24.4
      Amortization ...........................................................                   6.3          23.5
      Deferred taxes .........................................................                 (10.8)          2.4
      Changes in assets and liabilities, net of acquired businesses:
        Accounts receivable ..................................................                (214.3)       (142.1)
        Inventories ..........................................................                  66.5         (52.4)
        Prepaid and other current assets .....................................                 (11.1)          5.4
        Accounts payable .....................................................                  46.4          80.8
        Accrued liabilities ..................................................                  99.4          45.7
        Other assets .........................................................                  (1.6)          1.7
        Other liabilities ....................................................                  16.4          (8.9)
      Other, net .............................................................                   3.8          (3.3)
                                                                                            --------      --------
        Net cash provided by operating activities ............................                 152.0          65.5
                                                                                            --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in property, plant and equipment ..............................                 (33.9)        (36.2)
   Investments in acquired businesses, net of cash acquired ..................                  (4.0)        (10.0)
   Payments on seller notes ..................................................                 (28.7)        (24.5)
                                                                                            --------      --------
        Net cash used in investing activities ................................                 (66.6)        (70.7)
                                                                                            --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments) borrowings under revolving and bank lines of credit ......                 (95.7)         82.2
   Issuance of 8 5/8% senior subordinated notes, net of issuance costs .......                  70.2            --
   Gross borrowings under term loans .........................................                    --         260.0
   Gross repayments under term loans .........................................                 (23.3)       (309.8)
   Cash received from the exercise of stock options ..........................                  19.0          13.3
                                                                                            --------      --------
        Net cash (used in) provided by financing activities ..................                 (29.8)         45.7
                                                                                            --------      --------
Effect of exchange rate changes on cash ......................................                   2.1          (0.4)
                                                                                            --------      --------
Net increase in cash .........................................................                  57.7          40.1
Cash and cash equivalents at beginning of period .............................                  18.7          33.0
                                                                                            --------      --------
Cash and cash equivalents at end of period ...................................              $   76.4      $   73.1
                                                                                            ========      ========


            See notes to condensed, consolidated financial statements

                               THE SCOTTS COMPANY
                     CONDENSED, CONSOLIDATED BALANCE SHEETS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                                                UNAUDITED
                                                                                                ---------
                                                                                  JUNE 29,     JUNE 30,    SEPTEMBER 30,
                                                                                    2002         2001          2001
                                                                                    ----         ----          ----
                                                 ASSETS
Current assets:
   Cash and cash equivalents ...............................................   $     76.4     $     73.1     $     18.7
   Accounts receivable, less allowances of $24.6,  $21.9 and
       $23.9, respectively .................................................        435.1          358.1          220.8
   Inventories, net ........................................................        301.9          359.0          368.4
   Current deferred tax asset ..............................................         52.1           27.5           52.2
   Prepaid and other assets ................................................         45.2           60.0           34.1
                                                                               ----------     ----------     ----------
       Total current assets ................................................        910.7          877.7          694.2
Property, plant and equipment, net .........................................        317.1          291.9          310.7
Goodwill and intangible assets, net ........................................        765.3          762.1          771.1
Other assets ...............................................................         77.0           72.2           67.0
                                                                               ----------     ----------     ----------
       Total assets ........................................................   $  2,070.1     $  2,003.9     $  1,843.0
                                                                               ==========     ==========     ==========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of debt .................................................   $     68.8     $     60.8     $     71.3
   Accounts payable ........................................................        197.4          233.8          150.9
   Accrued liabilities .....................................................        231.5          200.2          208.0
   Accrued taxes ...........................................................         91.8           50.7           14.9
                                                                               ----------     ----------     ----------
       Total current liabilities ...........................................        589.5          545.5          445.1
Long-term debt .............................................................        767.2          835.9          816.5
Other liabilities ..........................................................         91.6           55.9           75.2
                                                                               ----------     ----------     ----------
       Total liabilities ...................................................      1,448.3        1,437.3        1,336.8
                                                                               ==========     ==========     ==========
Commitments and contingencies
Shareholders' equity:
   Preferred shares, no par value, none issued .............................         --             --             --
   Common shares, no par value per share, $.01 stated
       value per share, issued 31.3 for all periods ........................          0.3            0.3            0.3
   Capital in excess of par value ..........................................        402.0          386.3          398.3
   Retained earnings .......................................................        307.5          275.7          212.3
   Treasury stock, 1.7, 2.7 and 2.6 shares,
       respectively, at cost ...............................................        (54.6)         (72.2)         (70.0)
   Accumulated other comprehensive loss ....................................        (33.4)         (23.5)         (34.7)
                                                                               ----------     ----------     ----------
Total shareholders' equity .................................................        621.8          566.6          506.2
                                                                               ----------     ----------     ----------
Total liabilities and shareholders' equity .................................   $  2,070.1     $  2,003.9     $  1,843.0
                                                                               ==========     ==========     ==========


            See notes to condensed, consolidated financial statements

         NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS

         The Scotts Company and its subsidiaries (collectively "Scotts" or the "Company") are engaged in the manufacture and sale of lawn care and garden products. The Company's major customers include home improvement centers, mass merchandisers, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, lawn and landscape service companies, commercial nurseries and greenhouses, and specialty crop growers. The Company's products are sold in the United States, Canada, the European Union, the Caribbean, South America, Southeast Asia, the Middle East, Africa, Australia, New Zealand, Mexico, Japan, and several Latin American countries. We also operate the Scotts LawnService(R) business which provides lawn, tree and shrub fertilization, insect control and other related services in the United States.

         ORGANIZATION AND BASIS OF PRESENTATION

         The condensed, consolidated financial statements include the accounts of The Scotts Company and its subsidiaries. All material intercompany transactions have been eliminated.


         The condensed, consolidated balance sheets as of June 29, 2002 and June 30, 2001, and the related condensed, consolidated statements of operations for the three month and nine month periods then ended and condensed, consolidated statements of cash flows for the nine month periods then ended, are unaudited; however, in the opinion of management, such financial statements contain all adjustments necessary, consisting solely of normal recurring adjustments, for the fair presentation of the Company's financial position, results of operations and cash flows. Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the financial statements and accompanying notes in Scotts' fiscal 2001 Annual Report on Form 10-K.

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

         STOCK OPTIONS

         In July 2002, the Company announced that it would begin expensing employee stock options prospectively beginning in fiscal 2003 in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation". The fair value of future stock option grants will be expensed over the option vesting period, which has historically been three years. The Company currently accounts for stock options under APB 25 and, as allowable, adopted only the disclosure provisions of Statement 123.

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

2.       DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS

         INVENTORIES

         Inventories, net of provisions for slow moving and obsolete inventory of $26.2 million, $22.4 million, and $22.3 million, respectively, consisted of:


                                                                 JUNE 29,         JUNE 30,        SEPTEMBER 30,
                                                                   2002            2001               2001
                                                                   ----            ----               ----
                                                                                ($ MILLIONS)
         Finished goods ...................................     $   228.7         $  272.5         $   295.8
         Raw Materials.....................................          73.2             86.5              72.6
                                                                ---------         --------         ---------
              Total........................................     $   301.9         $  359.0         $   368.4
                                                                =========         ========         =========


         PROPERTY, PLANT AND EQUIPMENT, NET


                                                                 JUNE 29,         JUNE 30,        SEPTEMBER 30,
                                                                   2002             2001              2001
                                                                   ----             ----              ----
                                                                                ($ MILLIONS)
         Land and Improvements ............................     $    35.9         $   38.7         $    38.9
         Buildings.........................................         107.4            101.6             119.5
         Machinery and equipment...........................         251.6            228.8             203.4
         Furniture and fixtures............................          32.7             31.6              31.9
         Software..........................................          46.0             34.1              42.0
         Construction in progress..........................          81.6             67.3              79.6
         Less accumulated depreciation.....................        (238.1)          (210.2)           (204.6)
                                                                ---------         --------         ---------
              Total........................................     $   317.1         $  291.9         $   310.7
                                                                =========         ========         =========


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

         The Company's conclusion is not free from challenge and, in fact, would likely be challenged if the Company were to terminate the agreement. If it were determined that, upon termination, the Company must pay any remaining deferred contribution amounts and related per annum charges, the resulting charge to earnings could have a material impact on the Company's results of operations and financial position. At June 29, 2002, contribution payments and related per annum charges of approximately $49.2 million had been deferred under the agreement. This amount is considered a contingent obligation and has not been reflected in the financial statements as of and for the period then ended.

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

4.       RESTRUCTURING AND OTHER CHARGES

         2002 CHARGES

         Under accounting principles generally accepted in the United States of America, certain restructuring costs related to relocation of personnel, equipment and inventory are to be expensed in the period the costs are actually incurred. During the first nine months of fiscal 2002, inventory relocation costs of approximately $1.5 million were incurred and paid and were recorded as restructuring and other charges in cost of sales. Approximately $1.8 million of employee relocation costs were also incurred and paid in the first nine months of fiscal 2002 and were recorded as restructuring and other charges in operating expenses. These charges related to restructuring activities initiated in the third and fourth quarters of fiscal 2001.

         2001 CHARGES

         During the third and fourth quarters of fiscal 2001, the Company recorded $75.7 million of restructuring and other charges, primarily associated with reductions in headcount and the closure or relocation of certain manufacturing and administrative facilities. The $75.7 million in charges was segregated in the Statements of Operations in two components: (i) $7.3 million included in cost of sales for the write-off of inventory that was rendered unusable as a result of the restructuring activities and (ii) $68.4 million included in selling, general and administrative costs. Included in the $68.4 million charge in selling, general and administrative costs was $20.4 million to write-down to fair value certain property and equipment and other assets; $5.8 million of facility exit costs; $27.0 million of severance costs; and $15.2 million in other restructuring and other costs. The severance costs related to reduction in force initiatives and facility closures and consolidations in North America and Europe cover approximately 340 administrative, production, selling and other employees. Remaining severance costs are expected to be paid in fiscal 2002 with some payments extending into 2003. All other fiscal 2001 restructuring related activities and costs are expected to be completed by the end of fiscal 2002.

         The following is a rollforward of the cash portion of the restructuring and other charges accrued in the third and fourth quarters of fiscal 2001. The balance of the accrued charges at June 29, 2002 are included in accrued liabilities and other long-term liabilities on the condensed, consolidated balance sheets. The portion classified as other long-term liabilities are future lease obligations that extend beyond one year.


                                                                      BALANCE                         BALANCE
         DESCRIPTION                      TYPE    CLASSIFICATION  SEPT. 30, 2001      PAYMENT      JUNE 29, 2002
         -----------                      ----    --------------  --------------      -------      -------------
                                                                                   ($ MILLIONS)

         Severance.................        Cash         SG&A         $    25.1      $     16.3       $     8.8
         Facility exit costs.......        Cash         SG&A               5.2             2.2             3.0
         Other related costs.......        Cash         SG&A               7.0             6.9             0.1
                                                                     ---------      ----------       ---------
             Total cash............                                  $    37.3      $     25.4       $    11.9
                                                                     =========      ==========       =========


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

         The useful lives of intangible assets still subject to amortization were not revised as a result of the adoption of Statement 142.

         The following table presents goodwill and intangible assets as of the end of each period presented.


                                           JUNE 29, 2002                   JUNE 30, 2001                      SEPTEMBER 30, 2001
                                           -------------                   -------------                      ------------------
                                     GROSS                   NET     GROSS                    NET       GROSS                  NET
                                   CARRYING  ACCUMULATED  CARRYING  CARRYING  ACCUMULATED  CARRYING  CARRYING  ACCUMULATED  CARRYING
                                    AMOUNT   AMORTIZATION  AMOUNT    AMOUNT   AMORTIZATION  AMOUNT    AMOUNT   AMORTIZATION  AMOUNT
                                    ------   ------------  ------    ------   ------------  ------    ------   ------------  ------
                                                                              ($ MILLIONS)
Amortized Intangible
  Assets:
    Technology ...............    $   62.1    $ (18.0)     $ 44.1   $ 60.2     $ (15.7)     $ 44.5   $ 61.9    $ (15.8)     $ 46.1
    Customer accounts ........        27.7       (3.2)       24.5     22.5        (1.9)       20.6     24.1       (2.5)       21.6
    Tradenames ...............        11.3       (2.1)        9.2     11.4        (1.5)        9.9     11.3       (1.6)        9.7
    Other ....................        49.9      (33.4)       16.5     50.3       (31.5)       18.8     47.2      (32.6)       14.6
                                                           ------                           ------                          ------
      Total amortized
         intangible assets,
         net .................                               94.3                             93.8                            92.0
Unamortized Intangible Assets:
    Tradenames ...............                              327.9                            347.9                           349.0
    Other ....................                                3.1                              3.2                             3.2
                                                           ------                           ------                          ------
      Total intangible
        assets, net...........                              425.3                            444.9                           444.2
    Goodwill..................                              340.0                            317.2                           326.9
                                                           ------                           ------                          ------
      Total goodwill and
         intangible assets,
         net .................                             $765.3                           $762.1                          $771.1
                                                           ======                           ======                          ======

         During the first nine months of fiscal 2002, our Scotts LawnService(R) business acquired several lawn care businesses. The assets and liabilities of these businesses were recorded at their fair values as of the dates of acquisition. The fair value of customer accounts, customer lists and non-compete agreements were determined based on their estimated impact on discounted future cash flows. The excess of the amounts paid for these businesses over the fair values of the assets was recorded as goodwill. The fair value of customer accounts acquired during the first nine months of fiscal 2002 was $1.6 million; the value assigned to non-compete agreements was $0.9 million. Customer accounts are being amortized over an estimated seven year life; non-compete agreements are amortized over the contract periods which range from three to five years. Total goodwill added during the first nine months of fiscal 2002 was $21.2 million. Goodwill was reduced by $4.8 million and tradenames by $1.8 million as a result of the settlement reached with Rhone-Poulenc Jardin regarding litigation related to the price paid for international consumer businesses we acquired in Europe in 1998. The effects of exchange rate fluctuations resulted in the changes in balances not otherwise explained by the impairment charge, the settlement with Rhone-Poulenc Jardin or the acquisition activity described above.

         The following table presents a reconciliation of recorded net income to adjusted net income and related earnings per share data as if the provision of Statement 142 relating to non-amortization of indefinite-lived intangible assets had been adopted as of the earliest period presented.


                                                              FOR THE PERIODS
                                                            ENDED JUNE 30, 2001
                                                            -------------------
                                                        THREE MONTHS  NINE MONTHS
                                                        -------------------------
                                                           ($ MILLIONS, EXCEPT
                                                             PER SHARE DATA)
Net income
   Reported net income .......................          $   45.4         $   78.9
   Goodwill amortization .....................               2.6              8.6
   Tradename amortization ....................               2.5              7.3
   Taxes .....................................              (1.1)            (3.6)
                                                        --------         --------
   Net income as adjusted ....................          $   49.4         $   91.2
                                                        ========         ========
Basic EPS
   Reported net income .......................          $    1.60        $    2.79
   Goodwill amortization .....................               0.10             0.30
   Tradename amortization ....................               0.09             0.26
   Taxes .....................................              (0.04)           (0.13)
                                                        ---------        ---------
   Net income as adjusted ....................          $    1.75        $    3.22
                                                        =========        =========
Diluted EPS
   Reported net income .......................          $    1.49        $    2.61
   Goodwill amortization .....................               0.09             0.28
   Tradename amortization ....................               0.08             0.24
   Taxes .....................................              (0.04)           (0.12)
                                                        ---------        ---------
   Net income as adjusted ....................          $    1.62        $    3.01
                                                        =========        =========

         Estimated amortization expense is as follows:


           YEAR ENDED
          SEPTEMBER 30,                                                              $ MILLIONS
          ------------                                                               ----------
          2002 ...................................................                    $  4.6
          2003 ...................................................                       4.2
          2004 ...................................................                       3.1
          2005 ...................................................                       2.7
          2006 ...................................................                       2.7

6.       LONG-TERM DEBT


                                                                     JUNE 29,       JUNE 30,        SEPTEMBER 30,
                                                                       2002           2001              2001
                                                                       ----           ----              ----
                                                                                  ($ MILLIONS)
Revolving loans under credit facility.........................    $      0.3      $    115.0     $       94.7
Term loans under credit facility..............................         383.4           396.4            398.6
Senior Subordinated Notes.....................................         391.5           320.2            320.5
Notes due to sellers .........................................          38.7            50.2             53.7
Foreign bank borrowings and term loans........................          10.7             4.3              9.4
Capital lease obligations and other ..........................          11.4            10.6             10.9
                                                                  ----------      ----------     ------------
                                                                       836.0           896.7            887.8
Less current portions.........................................          68.8            60.8             71.3
                                                                  ----------      ----------     ------------
                                                                  $    767.2      $    835.9     $      816.5
                                                                  ==========      ==========     ============

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

         In December 2001, the Amended Credit Agreement was amended to redefine earnings under the covenants, to eliminate the net worth covenant and to modify the covenants pertaining to interest coverage and leverage and amended how proceeds from future equity or subordinated debt offerings, if any, will be used towards mandatory prepayments of revolving credit facility borrowings.

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

         Interest rates and commitment fees under the Amended Credit Agreement vary according to the Company's leverage ratios and interest rates also vary within tranches. The weighted-average interest rate on the Company's variable rate borrowings at June 29, 2002 was 7.71% and at September 30, 2001 was 7.85%. In addition, the Amended Credit Agreement requires that Scotts enter into hedge agreements to the extent necessary to provide that at least 50% of the aggregate principal amount of the 8 5/8% Senior Subordinated Notes due 2009 and term loan facilities is subject to a fixed interest rate or interest rate protection for a period of not less than three years.

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

         Approximately $17.0 million of financing costs associated with the revolving credit facility have been deferred as of June 29, 2002 and are being amortized over a period of approximately 7 years, beginning in fiscal year 1999.

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

         In conjunction with the acquisition of Rhone-Poulenc Jardin, a note was issued for a certain portion of the total purchase price that was to be paid in annual installments over a four-year period. The present value of the remaining note payments is $8.9 million. The Company is imputing interest on the non-interest bearing note using an interest rate prevalent for similar instruments at the time of acquisition (approximately 9%). In conjunction with other acquisitions, notes were issued for certain portions of the total purchase price that are to be paid in annual installments over periods ranging from four to five years. The present value of remaining note payments is $19.7 million. The Company is imputing interest on the non-interest bearing notes using an interest rate prevalent for similar instruments at the time of the acquisitions (approximately 8%).

         In conjunction with the Substral(R) acquisition, notes were issued for certain portions of the total purchase price that are to be paid in semi-annual installments over a two-year period. The present value of remaining note payments total $8.7 million. The interest rate on these notes is 5.5%.

         The foreign term loans of $2.7 million issued on December 12, 1997, have an 8-year term and bear interest at 1% below LIBOR. The loans are denominated in British Pounds Sterling and can be redeemed, on demand, by the note holder. The foreign bank borrowings of $8.0 million at June 29, 2002 and $4.3 million at June 30, 2001 represent lines of credit for foreign operations and are primarily denominated in French Francs.

7.       STATEMENT OF COMPREHENSIVE INCOME

         The components of other comprehensive income and total comprehensive income for the three and nine months ended June 29, 2002 and June 30, 2001 are as follows:


                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              ------------------             -----------------
                                                              JUNE 29,      JUNE 30,        JUNE 29,   JUNE 30,
                                                                2002          2001            2002       2001
                                                                ----          ----            ----       ----
Net income...........................................        $   95.8      $    45.4        $   95.2   $   78.9
Other comprehensive income (expense):
Foreign currency translation adjustments.............             1.7           (4.0)            1.6       (0.8)
Change in valuation of derivative instruments........            (1.3)            --            (0.3)      (0.7)
                                                             ---------     ---------        ---------  --------
Comprehensive income.................................        $   96.2      $    41.4        $   96.5   $   77.4
                                                             ========      =========        ========   ========

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

         ENVIRONMENTAL MATTERS

         In June 1997, the Ohio Environmental Protection Agency ("Ohio EPA") initiated an enforcement action against us with respect to alleged surface water violations and inadequate treatment capabilities at our Marysville facility and seeking corrective action under the federal Resource Conservation Recovery Act. The action relates to several discontinued on-site disposal areas which date back to the early operations of the Marysville facility that we had already been assessing voluntarily. Since initiation of the action, we met with the Ohio Attorney General and the Ohio EPA, and we were ultimately able to negotiate an amicable resolution of these issues. On December 3, 2001, an agreed judicial Consent Order was submitted to the Union County Common Pleas Court and was entered by the court on January 25, 2002.

         Now that the Consent Order has been entered, we have paid a $275,000 fine and must satisfactorily remediate the Marysville site. We have continued our remediation activities with the knowledge and oversight of the Ohio EPA. We completed an updated evaluation of our expected liability related to this matter based on the fine paid and remediation actions that we have taken and that we expect to take in the future and, based on the latest estimates, we recorded a charge of $3 million in the third quarter of fiscal 2002 to increase our reserve accordingly.

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

         Regulations and environmental concerns also exist surrounding peat extraction in the United Kingdom and the European Union. In August 2000, English Nature, the nature conservation advisory body to the U.K. government notified us that three of our peat harvesting sites in the United Kingdom were under consideration as possible "Special Areas of Conservation" under European Union Law. In April 2002 we reached agreement with English Nature to transfer our interests in the properties and for the immediate cessation of all but a limited amount of peat extraction on one of the three sites in exchange for $18.1 million received in April 2002 and an additional approximately $3 million which will be received when we cease extraction at the third site. A gain of approximately $5 million is included in "Other Income" in the third quarter of fiscal 2002. Proceeds of approximately $13 million have been recorded as deferred income and will be recognized into income over the 29 month period beginning May, 2002 which coincides with the expected peat extraction period at the third site. As a result of this transaction we have withdrawn our objection to the proposed European designations as Special Areas of Conservation and will undertake restoration work on the sites for which we will receive additional compensation from English Nature. We consider that we have sufficient raw material supplies available to replace the peat extracted from such sites.

         The Company has determined that cement containing asbestos material at certain manufacturing facilities in the United Kingdom may require removal in the future.

         At June 29, 2002, $8.7 million is accrued for the environmental matters described herein. The significant components of the accrual are costs for site remediation of $6.9 million and costs for asbestos abatement and other environmental exposures in the United Kingdom of $1.8 million. The significant portion of the costs accrued as of June 29, 2002 are expected to be paid in fiscal 2003 and 2004; however, payments could be made for a period thereafter.

         We believe that the amounts accrued as of June 29, 2002 are adequate to cover known environmental exposures based on current facts and estimates of likely outcome. However, the adequacy of these accruals is based on several significant assumptions:

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

         For the nine months ended June 29, 2002, we made approximately
         $1.9 million in environmental expenditures, compared with approximately $0.6 million in environmental capital expenditures and $2.1 million in other environmental expenses for the entire fiscal year 2001. Management anticipates that environmental capital expenditures and other environmental expenses for the remainder of fiscal year 2002 will not differ significantly from those incurred in fiscal year 2001.

         AGREVO ENVIRONMENTAL HEALTH, INC.

         On June 3, 1999, AgrEvo Environmental Health, Inc. ("AgrEvo") (which subsequently changed its name to Aventis Environmental Health Science USA LP) filed a complaint in the U.S. District Court for the Southern

         District of New York (the "New York Action"), against the Company, a subsidiary of the Company and Monsanto seeking damages and injunctive relief for alleged antitrust violations and breach of contract by the Company and its subsidiary, and antitrust violations and tortious interference with contract by Monsanto. The suit arises out of Scotts' purchase of a consumer herbicide business from AgrEvo in May 1998. AgrEvo claims in the suit that Scotts' subsequent agreement to become Monsanto's exclusive sales and marketing agent for Monsanto's consumer Roundup(R) business violated the federal antitrust laws. AgrEvo contends that Monsanto attempted to, or did, monopolize the market for non-selective herbicides and conspired with Scotts to eliminate the herbicide Scotts previously purchased from AgrEvo, which competed with Monsanto's Roundup(R), in order to achieve or maintain a monopoly position in that market. AgrEvo also contends that Scotts' execution of various agreements with Monsanto, including the Roundup(R) marketing agreement, as well as Scotts' subsequent actions, violated the purchase agreements between AgrEvo and Scotts.

         AgrEvo is requesting unspecified damages, as well as affirmative injunctive relief, and seeking to have the courts invalidate the Roundup(R) marketing agreement as violative of the federal antitrust laws. Under the indemnification provisions of the Roundup(R) marketing agreement, Monsanto and Scotts each have requested that the other indemnify against any losses arising from this lawsuit. On September 5, 2001, the magistrate judge, over the objections of Scotts and Monsanto, allowed AgrEvo to file another amended complaint to add claims transferred to it by its German parent, AgrEvo GmbH, and its 100 percent commonly owned affiliate, AgrEvo USA Company. Scotts and Monsanto have objected to the magistrate judge's order allowing the new claims. The district court will resolve these objections; if sustained, the newly-added claims will be stricken.

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

         The Company believes that AgrEvo's claims in this matter are without merit and intends to vigorously defend against them. If the above actions are determined adversely to the Company, the result could have a material adverse effect on Scotts' results of operations, financial position and cash flows. Any potential exposure that Scotts may face cannot be reasonably estimated. Therefore, no accrual has been established related to these matters.

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

         On April 13, 2001, Central Garden filed an answer and counterclaim in the Ohio action. On April 24, 2001, Central Garden filed an amended counterclaim. Central Garden's counterclaims included allegations that the Company and Central Garden had entered into an oral agreement in April 1998 whereby the Company would allegedly share with Central Garden the benefits and liabilities of any future business integration between the

         Company and Pharmacia Corporation (formerly Monsanto). Based on these allegations, Central Garden asserted several causes of action, including fraudulent misrepresentation, and sought damages in excess of $900 million. In addition, Central Garden asserted various other causes of action and sought damages in excess of $76 million based on the allegations that Central Garden was entitled to receive a cash payment rather than a credit for the value of inventory Central Garden alleged was improperly seized by the Company.

         Prior to trial, the court dismissed Central Garden's $900 million counterclaim for breach of oral agreement and promissory estoppel, and entered summary judgment against Central Garden on Central Garden's $900 million counterclaim for fraudulent misrepresentation. In addition, as a result of the resolution of the Missouri Action described below, Central Garden's counterclaim for illegal inventory seizure was resolved.

         In April 2002, trial on the remaining claims and counterclaims took place in this action. Prior to the conclusion of the trial, the court dismissed certain of Central Garden's counterclaims as well as the Company's claims that Central Garden breached other duties owed to the Company. On April 22, 2002, a jury returned a verdict in favor of the Company for $22.5 million and for Central Garden on its remaining counterclaims in an amount of approximately $12.1 million. Various post-trial motions have been filed in the Ohio Action, but so far Central Garden has not challenged the propriety of the $22.5 million award to the Company and the Company has challenged only $750,000 of the $12.1 million awarded to Central Garden on its counterclaim. Central Garden has challenged, however, the dismissal during trial of several other counterclaims.

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

         On January 28, 2002, Central Garden and Pharmacia reported that they reached a settlement in the Missouri action pursuant to which Pharmacia dismissed its claims against Central Garden in the Missouri action, and Central Garden dismissed its counterclaims against Pharmacia in the Missouri action and its claims against Pharmacia in the California federal and state actions described below. In connection with its settlement with Pharmacia, Central Garden also dismissed all of its legal claims against Scotts arising under the Alliance Agreements, reserving only such equitable claims as it might have under the Alliance Agreements. On July 22, 2002 Scotts and Central Garden stipulated, and the court ordered, that each dismiss all remaining claims against the other without prejudice.

         CENTRAL GARDEN V. SCOTTS & PHARMACIA, NORTHERN DISTRICT OF CALIFORNIA.

         On July 7, 2000, Central Garden filed suit against the Company and Pharmacia in the U.S. District Court for the Northern District of California (San Francisco Division) alleging various claims, including breach of contract and violations of federal antitrust laws, and seeking an unspecified amount of damages and injunctive relief. On October 26, 2000, the District Court granted the Company's motion to dismiss Central Garden's breach of contract claims for lack of subject matter jurisdiction. On November 17, 2000, Central Garden filed an amended complaint in the District Court, re-alleging various claims for violations of federal antitrust laws and also alleging state antitrust claims. As described above, Central Garden and Pharmacia have settled some or all of their claims relating to this action.

         On April 15, 2002, the Company and Central Garden each filed summary judgment motions in this action. On

         June 26, 2002, the court granted summary judgment in favor of the Company and dismissed all of Central Garden's claims.

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

         On April 6, 2001, Central Garden filed a motion to lift the stay of the Contra Costa County action. Scotts and Pharmacia filed a joint opposition to Central Garden's motion. On May 4, 2001, the Court issued a tentative ruling denying Central Garden's motion to lift the stay of the action. Central Garden did not challenge the tentative ruling, which accordingly became the ruling of the court. Consequently, all claims in the Contra Costa action currently remain stayed. A further status conference is set for November 26, 2002. As described above, Central Garden and Pharmacia have settled some or all of their claims relating to this action.

         Scotts believes that Central Garden's remaining state claims are without merit and intends to vigorously defend against them. Although Scotts has prevailed consistently and extensively in the litigation with Central Garden, the decisions in Scotts' favor are subject to appeal. If, upon appeal or otherwise, the above actions are determined adversely to Scotts, the result could have a material adverse effect on Scotts' results of operations, financial position and cash flows. Scotts believes that it will continue to prevail in the Central Garden matters and that any potential exposure that Scotts may face cannot be reasonably estimated. Therefore, no accrual has been established related to claims brought against Scotts by Central Garden, except for amounts ordered paid to Central Garden in the Ohio Action for which the Company believes it has adequate reserves recorded for the amounts it may ultimately be required to pay.

9.       NEW ACCOUNTING STANDARDS

         In June 2001, the FASB issued Statement of Accounting Standard No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting standards for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Scotts will adopt the provisions of this statement in the first quarter of fiscal year 2003, and does not anticipate that the new accounting policy will impact results of operations.

         In August 2001, the FASB issued Statement of Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes Financial Accounting Standard No. 121, " Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations; Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring and Events and Transactions". SFAS No. 144 addresses accounting and reporting standards for the impairment or disposal of long-lived assets. It is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will adopt the provisions of this statement in the first quarter of fiscal year 2003 and expects there will be no impact on its reporting results of operations or financial conditions as a result.

         In April 2002, the Financial Accounting Standards Board issued Statement 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Scotts will adopt the provision of this statement in the first quarter of fiscal 2003 and expects there will be no impact on its reporting results of operations or financial condition as a result.

         In July 2002, the Financial Accounting Standards Board issued Statement 146 "Accounting for Costs Associated with Exit or Disposal Activities". This Statement provides new guidance that primarily affects in which period charges related to restructuring activities will be recorded. This statement modifies and amends the accounting for restructuring activities that are currently accounted for in accordance with EITF Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Statement 146 requires most charges to be recorded when they are incurred, rather than when it is identified that a cost resulting from a restructuring activity is likely to be incurred. This Statement applies to restructuring activities occurring after December 31, 2002. The Company is currently evaluating the impact that the standard will have on future periods.

10.      SUPPLEMENTAL CASH FLOW INFORMATION


                                                                                          NINE MONTHS ENDED
                                                                                          -----------------
                                                                                        JUNE 29,     JUNE 30,
                                                                                          2002         2001
                                                                                          ----         ----
                                                                                            ($ MILLIONS)
         Net assets acquired....................................................        $  23.5       $  45.9
         Cash paid .............................................................          (11.0)        (10.0)
         Notes issued to seller.................................................           12.5          35.9
         Cash received in settlement of prior purchase price...................             7.0            --

11.      EARNINGS PER COMMON SHARE

         The following table presents information necessary to calculate basic and diluted earnings per common share. Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Options to purchase 0.1 and 0.1 million shares of common stock for the three and nine month periods ended June 29, 2002, and 0.1 and 0.2 million shares for the three and nine month periods ended June 30, 2001 respectively were not included in the computation of diluted earnings per common share. These options were excluded from the calculation because the exercise price of these options was greater than the average market price of the common shares in the respective periods, and therefore, they are antidilutive.


                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                 ------------------           -----------------
                                                                 JUNE 29,     JUNE 30,       JUNE 29,   JUNE 30,
                                                                   2002         2001           2002       2001
                                                                   ----         ----           ----       ----
                                                                      ($ MILLIONS, EXCEPT PER SHARE DATA)
NET INCOME:
Income before cumulative effect of accounting change .....       $   95.8    $   45.4        $  113.7    $   78.9
Cumulative effect of change in accounting for
   intangible assets, net of tax..........................             --          --           (18.5)         --
                                                                 --------    --------        --------    --------
Net income ...............................................       $   95.8    $   45.4        $   95.2    $   78.9
                                                                 ========    ========        ========    ========
BASIC EARNINGS PER COMMON SHARE:
Weighted-average common shares outstanding
   during the period .....................................           29.5        28.3            29.1        28.3
Basic earnings  per common share:
   Before cumulative effect of accounting change .........       $   3.25    $   1.60        $   3.91    $   2.79
   Cumulative effect of change in accounting for
   intangible assets, net of tax..........................             --          --           (0.64)         --
                                                                 --------    --------        --------    --------
   After cumulative effect of accounting change ..........       $   3.25    $   1.60        $   3.27    $   2.79
                                                                 ========    ========        ========    ========
DILUTED EARNINGS PER COMMON SHARE:
Weighted-average common shares outstanding
   during the period .....................................           29.5        28.3            29.1        28.3
Potential common shares:
   Assuming exercise of options ..........................            0.9         1.1             1.2         0.9
   Assuming exercise of warrants .........................            1.4         1.2             1.3         1.1
                                                                 --------    --------        --------    --------
Weighted-average number of common shares outstanding and
   dilutive potential common shares ......................           31.8        30.6            31.6        30.3
Diluted earnings per common share:
   Before cumulative effect of accounting change .........       $   3.02    $   1.49        $   3.60    $   2.61
   Cumulative effect of change in accounting
   for intangible assets, net of tax......................             --          --           (0.59)         --
                                                                 --------    --------        --------    --------
   After cumulative effect of accounting change ..........       $   3.02    $   1.49        $   3.01    $   2.61
                                                                 ========    ========        ========    ========

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


                                      NORTH AMERICAN     SCOTTS           GLOBAL      INTERNATIONAL    OTHER/
                                         CONSUMER     LAWNSERVICE(R)   PROFESSIONAL     CONSUMER      CORPORATE      TOTAL
                                         --------     --------------   ------------     --------      ---------      -----
                                                                       ($ MILLIONS)
Net Sales:
2002 YTD............................     $1,061.7      $   44.8         $  140.4        $   210.4      $  --        $ 1,457.3
2001 YTD............................     $1,073.7      $   24.5         $  142.3        $   218.6      $  --        $ 1,459.1

2002 Q3.............................     $  531.7      $   28.7         $   49.7        $    82.1      $  --        $   692.2
2001 Q3.............................     $  460.9      $   15.2         $   47.9        $    74.6      $  --        $   598.6

Income (loss) from Operations:
2002 YTD............................     $  258.0      $   (3.0)        $   15.3        $    26.7      $  (47.0)    $   250.0
2001 YTD............................     $  255.7      $   (1.5)        $   15.4        $    16.6      $  (55.8)    $   230.4

2002 Q3.............................     $  162.7      $    7.1         $    6.5        $    17.6      $  (18.4)    $   175.5
2001 Q3.............................     $  125.1      $    2.9         $    5.8        $     4.8      $  (27.9)    $   110.7

Operating Margin:
2002 YTD............................         24.3%         (6.7%)           10.9%            12.7%         nm            17.2%
2001 YTD............................         23.8%         (6.1%)           10.8%             7.6%         nm            15.8%

2002 Q3.............................         30.6%         24.7%            13.1%            21.4%         nm            25.4%
2001 Q3.............................         27.1%         19.1%            12.1%             6.4%         nm            18.5%

Goodwill:
2002 Q3.............................     $  146.1      $   47.0         $   50.4        $    96.5      $   --       $   340.0
2001 Q3.............................     $  169.0      $   19.0         $   56.6        $    72.6      $   --       $   317.2

Total Assets:
2002 Q3.............................     $1,273.1      $   69.8         $  142.7        $   487.3      $   97.2     $ 2,070.1
2001 Q3.............................     $1,240.3      $   38.4         $  148.5        $   458.1      $  118.6     $ 2,003.9

nm       Not meaningful.
         Income (loss) from Operations reported for Scotts' four operating segments represents earnings before amortization, interest and taxes, since this is the measure of profitability used by management. Accordingly, corporate operating loss for the three and nine months ended June 29, 2002 and June 30, 2001 includes amortization of certain assets, corporate general and administrative expenses, and certain "other" income/expense not allocated to the business segments and North America restructuring charges.

         Total assets reported for Scotts' operating segments include the intangible assets for the acquired business within those segments. Corporate assets primarily include deferred financing and debt issuance costs, corporate intangible assets as well as deferred tax assets.

13.      FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

         In January 1999, the Company issued $330 million of 8 5/8% Senior Subordinated Notes due 2009 to qualified institutional buyers under the provisions of Rule 144A of the Securities Act of 1933. These Notes were subsequently registered in December 2000. In January 2002, the Company issued an additional $70 million of Senior Subordinated Notes and a Form S-4 registration has been filed to register the notes.

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

         The following unaudited information presents consolidating Statements of Operations for the three and nine-month periods ended June 29, 2002 and June 30, 2001 and consolidating Statements of Cash Flows and Balance Sheets for the nine month periods ended June 29, 2002 and June 30, 2001. Separate unaudited financial statements of the individual guarantor subsidiaries have not been provided because management does not believe they would be meaningful to investors.

                               THE SCOTTS COMPANY
                             STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED JUNE 29, 2002 (IN MILLIONS)
                                   (UNAUDITED)


                                                                  SUBSIDIARY     NON-
                                                         PARENT   GUARANTORS  GUARANTORS ELIMINATIONS CONSOLIDATED
                                                         ------   ----------  ---------- ------------ ------------
Net sales..........................................    $   48.9   $  494.7   $   148.6   $           $    692.2
Cost of sales .....................................       (56.7)     391.6        86.3                    421.2
Restructuring and other charges....................         0.4                                             0.4
                                                       --------   --------   ---------   --------    ----------
Gross profit ......................................       105.2      103.1        62.3                    270.6
Gross commission earned from marketing agreement...        21.7                    0.7                     22.4
Costs associated with marketing agreement .........         5.8                                             5.8
                                                       --------   --------   ---------   --------    ----------
    Net commission earned from marketing agreement.        15.9       --           0.7                     16.6
Operating expenses:
    Advertising....................................        16.4        5.7         8.5                     30.6
    Selling, general and administrative............        52.8        5.3        28.3                     86.4
    Restructuring and other charges................         0.2                    0.4                      0.6
    Amortization of intangible assets .............         0.1       (1.1)        1.2                      0.2
Equity (income) loss in subsidiaries...............       (72.2)                             72.2            --
Intercompany allocations...........................        (4.7)       0.4         4.3                       --
Other income, net .................................        (0.4)      (0.6)       (4.1)                    (5.1)
                                                       --------   --------   ---------   --------    ----------
Income (loss) from operations .....................       128.9       93.4        24.4      (72.2)        174.5
Interest (income) expense .........................        18.3       (3.7)        4.1                     18.7
                                                       --------   --------   ---------   --------    ----------
Income (loss) before income taxes .................       110.6       97.1        20.3      (72.2)        155.8
Income taxes ......................................        14.8       37.4         7.8                     60.0
                                                       --------   --------   ---------   --------    ----------
Income (loss) before cumulative effect of
    accounting change..............................        95.8       59.7        12.5      (72.2)         95.8
Cumulative effect of change in accounting for
    intangible assets, net of tax .................                                                          --
                                                       --------   --------   ---------   --------    ----------
Net income (loss)..................................    $   95.8   $   59.7   $    12.5   $  (72.2)   $     95.8
                                                       ========   ========   =========   =========   ==========

              FOR THE NINE MONTHS ENDED JUNE 29, 2002 (IN MILLIONS)
                                   (UNAUDITED)


                                                                  SUBSIDIARY     NON-
                                                         PARENT   GUARANTORS  GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                         ------   ----------  ----------  ------------  ------------
Net sales..........................................    $  540.0   $  573.8    $   343.5    $            $  1,457.3
Cost of sales .....................................       297.0      404.9        212.3                      914.2
Restructuring and other charges....................         1.4                     0.1                        1.5
                                                       --------   --------    ---------    -------      ----------
Gross profit ......................................       241.6      168.9        131.1                      541.6
Gross commission earned from marketing agreement...        29.1                     1.7                       30.8
Costs associated with marketing agreement .........        17.5                                               17.5
                                                       --------   --------    ---------    -------      ----------
    Net commission earned from marketing agreement.        11.6         --          1.7                       13.3
Operating expenses:
    Advertising ...................................        38.8       10.4         19.4                       68.6
    Selling, general and administrative............       147.2       13.8         84.9                      245.9
    Restructuring and other charges................         1.3        0.1          0.4                        1.8
    Amortization of intangible assets .............         0.3        0.2          3.3                        3.8
Equity (income) loss in subsidiaries...............       (66.2)                             66.2               --
Intercompany allocations...........................       (17.9)       9.7          8.2                         --
Other income, net .................................        (0.6)      (2.6)        (5.7)                      (8.9)
                                                       --------   --------    ---------    -------      ----------
Income (loss) from operations .....................       150.3      137.3         22.3     (66.2)           243.7
Interest (income) expense .........................        55.2      (10.8)        14.4                       58.8
                                                       --------   --------    ---------    -------      ----------
Income (loss) before income taxes .................        95.1      148.1          7.9     (66.2)           184.9
Income taxes ......................................        11.2       57.0          3.0                       71.2
                                                       --------   --------    ---------    -------      ----------
Income (loss) before cumulative effect of
  accounting change................................        83.9       91.1          4.9     (66.2)           113.7
Cumulative effect of change in accounting for
    intangible assets, net of tax .................        11.3       (3.3)       (26.5)                     (18.5)
                                                       --------   --------    ---------    -------      ----------
Net income (loss)..................................    $   95.2   $   87.8    $   (21.6)   $(66.2)      $     95.2
                                                       ========   ========    ==========   =======      ==========

                               THE SCOTTS COMPANY
                             STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED JUNE 29, 2002 (IN MILLIONS)
                                   (UNAUDITED)


                                                                   SUBSIDIARY     NON-
                                                         PARENT    GUARANTORS  GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                         ------    ----------  ----------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) .................................     $   95.2    $   87.8   $  (21.6)   $  (66.2)     $   95.2
Adjustments to reconcile net income (loss) to
    net to cash used in operating activities:
    Cumulative effect of change in accounting for
      intangible assets ...........................                      3.3       26.5                      29.8
    Depreciation ..................................         13.2         7.2        5.6                      26.0
    Amortization ..................................          2.8         0.2        3.3                       6.3
    Deferred taxes ................................        (10.8)                                           (10.8)
    Equity (income) loss in subsidiaries ..........        (66.2)                              66.2            --
Net change in certain components
    of working capital ............................         81.4       (69.0)     (25.5)                    (13.1)
Net changes in other assets and
    liabilities and other adjustments .............          1.6        26.3       (9.3)                     18.6
                                                        --------    --------   --------    --------      --------
Net cash provided by (used in) operating
  activities.......................................        117.2        55.8      (21.0)         --         152.0
                                                        --------    --------   --------    --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant and equipment .......        (17.9)      (12.1)      (3.9)                    (33.9)
Investment in acquired businesses,
    net of cash acquired ..........................                                (4.0)                     (4.0)
Payments on seller notes ..........................         (2.1)       (5.9)     (20.7)                    (28.7)
                                                        --------    --------   --------    --------      --------
Net cash used in investing activities .............        (20.0)      (18.0)     (28.6)         --         (66.6)
                                                        --------    --------   --------    --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under revolving
    and bank lines of credit ......................         (3.7)                 (92.0)                    (95.7)
Gross borrowings under term loans .................                                                            --
Gross repayments under term loans .................         (0.5)                 (22.8)                    (23.3)
Issuance of 8 5/8% senior subordinated notes ......         70.2                                             70.2
Cash received from the exercise of stock options ..         19.0                                             19.0
Intracompany financing ............................       (131.1)      (38.7)     169.8                        --
                                                        --------    --------   --------    --------      --------
Net cash (used in) provided by financing
  activities.......................................        (46.1)      (38.7)      55.0          --         (29.8)
                                                        --------    --------   --------    --------      --------

Effect of exchange rate changes on cash ...........                                 2.1                       2.1
                                                        --------    --------   --------    --------      --------

Net increase (decrease) in cash ...................         51.1        (0.9)       7.5          --          57.7
Cash and cash equivalents, beginning of period ....          3.4         0.6       14.7          --          18.7
                                                        --------    --------   --------    --------      --------
Cash and cash equivalents, end of period ..........     $   54.5    $   (0.3)  $   22.2    $     --      $   76.4
                                                        ========    ========   ========    ========      ========

                               THE SCOTTS COMPANY
                                  BALANCE SHEET
                        AS OF JUNE 29, 2002 (IN MILLIONS)
                                   (UNAUDITED)


                                                                     SUBSIDIARY       NON-
                                                           PARENT    GUARANTORS    GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                           ------    ----------    ----------   ------------  ------------
ASSETS
Current assets:
    Cash and cash equivalents .......................   $    54.5   $   (0.3)      $   22.2     $             $     76.4
    Accounts receivable, net ........................       148.8      127.4          158.9                        435.1
    Inventories, net ................................       175.4       46.8           79.7                        301.9
    Current deferred tax asset ......................        52.2        0.5           (0.6)                        52.1
    Prepaid and other assets ........................        20.4        2.3           22.5                         45.2
                                                        ---------   --------       --------     ----------    ----------
      Total current assets ..........................       451.3      176.7          282.7                        910.7
Property, plant and equipment, net ..................       201.4       77.1           38.6                        317.1
Goodwill and intangible assets, net .................        30.0      473.0          262.3                        765.3
Other assets ........................................        60.0        2.5           14.5                         77.0
Investment in affiliates ............................       964.2                                   (964.2)           --
Intercompany assets .................................          --      231.5                        (231.5)           --
                                                        ---------   --------       --------     ----------    ----------
      Total assets ..................................   $ 1,706.9   $  960.8       $  598.1     $ (1,195.7    $  2,070.1
                                                        =========   ========       ========     ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of debt .........................   $    39.6   $    1.3       $   27.9     $             $     68.8
    Accounts payable ................................        78.4       25.4           93.6                        197.4
    Accrued liabilities .............................       131.2       22.8           77.5                        231.5
    Accrued taxes ...................................        84.5        2.4            4.9                         91.8
                                                        ---------   --------       --------     ----------    ----------
      Total current liabilities .....................       333.7       51.9          203.9                        589.5
Long-term debt ......................................       624.7        5.4          137.1                        767.2
Other liabilities ...................................        50.3        2.0           39.3                         91.6
Intercompany liabilities ............................        52.3                     179.2         (231.5)           --
                                                        ---------   --------       --------     ----------    ----------
      Total liabilities .............................     1,061.0       59.3          559.5         (231.5)      1,448.3
                                                        ---------   --------       --------     ----------    ----------
Commitments and contingencies
Shareholders' equity:
    Investment from parent ..........................                  486.8           61.6         (548.4)           --
    Preferred shares, no par value ..................                                                                 --
    Common shares, no par value per share,
      $.01 stated value per share; 31.3 shares issued         0.3                                                    0.3
    Capital in excess of par value ..................       402.0                                                  402.0
    Retained earnings ...............................       307.5      417.1           (1.3)        (415.8)        307.5
    Treasury stock, 1.7 shares at cost ..............       (54.6)                                                 (54.6)
    Accumulated other comprehensive expense .........        (9.3)      (2.4)         (21.7)                       (33.4)
                                                        ---------   --------       --------     ----------    ----------
Total shareholders' equity ..........................       645.9      901.5           38.6         (964.2)        621.8
                                                        ---------   --------       --------     ----------    ----------
Total liabilities and shareholders' equity ..........   $ 1,706.9   $  960.8       $  598.1     $ (1,195.7)   $  2,070.1
                                                        =========   ========       ========     ==========    ==========

                               THE SCOTTS COMPANY
                             STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED JUNE 30, 2001 (IN MILLIONS)
                                   (UNAUDITED)


                                                                  SUBSIDIARY     NON-
                                                         PARENT   GUARANTORS  GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                         ------   ----------  ----------   ------------  ------------
Net sales .........................................    $   241.1  $    234.8   $    122.7                 $     598.6
Cost of sales .....................................        183.7       122.6         73.1                       379.4
Restructuring and other charges....................          0.9                                                  0.9
                                                       ---------  ----------   ----------   ---------     -----------
Gross profit ......................................         56.5       112.2         49.6          --           218.3
Gross commission earned from marketing agreement ..         19.9                      0.8                        20.7
Costs associated with marketing agreement..........          4.6                                                  4.6
                                                       ---------  ----------   ----------   ---------     -----------
    Net commission earned from marketing agreement.         15.3          --          0.8          --            16.1
Operating expenses:
    Advertising ...................................         11.5        11.5          8.0                        31.0
    Selling, general and administrative ...........         44.3        10.7         29.4                        84.4
    Restructuring and other charges................         15.1                                                 15.1
    Amortization of goodwill and other intangibles           2.7         1.7          2.5                         6.9
Equity (income) loss in subsidiaries...............        (51.1)                                51.1              --

Intercompany allocations ..........................        (12.6)        9.4          3.2                          --

Other expense (income), net........................         (4.7)       (1.8)         0.4                        (6.1)
                                                       ---------  ----------   ----------   ---------     -----------
Income (loss) from operations .....................         66.6        80.7          6.9       (51.1)          103.1
Interest (income) expense .........................         19.6        (3.8)         6.5                        22.3
                                                       ---------  ----------   ----------   ---------     -----------
Income (loss) before income taxes .................         47.0        84.5          0.4       (51.1)           80.8
Income taxes ......................................          1.6        33.7          0.1                        35.4
                                                       ---------  ----------   ----------   ---------     -----------
Income (loss) before cumulative effect of
    accounting change..............................         45.4        50.8          0.3       (51.1)           45.4
Cumulative effect of change in accounting for
    intangible assets, net of tax..................                                                                --
                                                       ---------  ----------   ----------   ---------     -----------
Net income (loss) .................................    $    45.4  $     50.8   $      0.3   $   (51.1)    $      45.4
                                                       =========  ==========   ==========   =========     ===========

              FOR THE NINE MONTHS ENDED JUNE 30, 2001 (IN MILLIONS)
                                   (UNAUDITED)


                                                                  SUBSIDIARY      NON-
                                                         PARENT   GUARANTORS   GUARANTORS  ELIMINATIONS   CONSOLIDATED
                                                         ------   ----------   ----------  ------------   ------------
Net sales .........................................     $ 660.8     $ 469.1   $  329.2                      $1,459.1
Cost of sales .....................................       447.9       268.8      199.9                         916.6
Restructuring and other charges....................         0.9                                                  0.9
                                                        -------     -------   --------     -------          --------
Gross profit ......................................       212.0       200.3      129.3         --              541.6
Gross commission earned from marketing agreement ..        34.4                    2.8                          37.2
Costs associated with marketing agreement .........        13.8                                                 13.8

                                                        -------     -------   --------     -------          --------
    Net commission earned from marketing agreement         20.6          --        2.8         --               23.4
Operating expenses:
    Advertising ...................................        36.8        21.8       18.6                          77.2
    Selling, general and administrative ...........       137.9        29.5       85.9                         253.3
    Restructuring and other charges ...............        15.1                                                 15.1
    Amortization of goodwill and other intangibles          8.7         5.0        7.4                          21.1
Equity (income) loss in subsidiaries...............       (71.7)                             71.7                 --
Intercompany allocations ..........................       (37.5)       30.0        7.5                            --
Other expense (income), net .......................        (7.2)       (1.8)       0.4                          (8.6)
                                                        -------     -------   --------     -------          --------
Income (loss) from operations .....................       150.5       115.8       12.3      (71.7)             206.9
Interest (income) expense .........................        62.2       (11.2)      18.7                          69.7
                                                        -------     -------   --------     -------          --------
Income (loss) before income taxes .................        88.3       127.0       (6.4)     (71.7)             137.2
Income taxes ......................................         9.4        51.5       (2.6)                         58.3
                                                        -------     -------   --------     -------          --------
Income (loss) before cumulative effect
    of accounting change...........................        78.9        75.5       (3.8)     (71.7)              78.9
Cumulative effect of change in accounting for
    intangible assets, net of tax..................                                                               --
                                                        -------     -------   --------     -------          --------
Net income (loss) .................................     $  78.9     $  75.5   $   (3.8)   $ (71.7)          $   78.9
                                                        =======     =======   ========     =======          ========

                               THE SCOTTS COMPANY
                             STATEMENT OF CASH FLOWS
           FOR THE NINE MONTH PERIOD ENDED JUNE 30, 2001 (IN MILLIONS)
                                   (UNAUDITED)


                                                                   SUBSIDIARY      NON-
                                                         PARENT    GUARANTORS   GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                         ------    ----------   ----------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) .................................     $   78.9    $  75.5     $    (3.8)   $ (71.7)      $    78.9
Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Cumulative effect of change in accounting for
      intangible assets............................                                                               --
    Restructuring and other charges................          9.4                                                 9.4
    Depreciation ..................................          4.7       14.4           5.3                       24.4
    Amortization ..................................         11.2        4.9           7.4                       23.5
    Deferred taxes.................................          2.4                                                 2.4
    Equity (income) loss in subsidiaries...........        (71.7)                               71.7              --
    Net change in certain components of
      working capital .............................         25.1      (60.5)        (27.2)                     (62.6)
    Net changes in other assets and
      liabilities and other adjustments ...........          7.9      (26.0)          7.6                      (10.5)
                                                        --------    -------     ---------   --------       ---------
Net cash provided by (used in) operating
  activities.......................................         67.9        8.3         (10.7)        --            65.5
                                                        --------    -------     ---------   --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant and equipment .......        (25.7)      (6.0)         (4.5)                     (36.2)
Investments in acquired businesses,
    net of cash acquired ..........................         (0.3)       2.2         (11.9)                     (10.0)
Payments on seller notes...........................                    (1.1)        (23.4)                     (24.5)
                                                        --------    -------     ---------   --------       ---------
Net cash used in investing activities .............        (26.0)      (4.9)        (39.8)        --           (70.7)
                                                        --------    -------     ---------   --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under revolving and
    bank lines of credit ..........................                                  82.2                       82.2
Gross borrowings under term loans..................        260.0                                               260.0
Gross repayments under term loans .................       (258.5)                   (51.3)                    (309.8)
Cash received from exercise of stock options ......         13.3                                                13.3
Intercompany financing ............................        (18.0)      (3.3)         21.3                         --
                                                        --------    -------     ---------   --------       ---------
Net cash (used in) provided by financing
  activities.......................................         (3.2)      (3.3)         52.2                       45.7
                                                        --------    -------     ---------   --------       ---------
Effect of exchange rate changes on cash ...........                                  (0.4)                      (0.4)
                                                        --------    -------     ---------   --------       ---------
Net increase in cash ..............................         38.7        0.1           1.3         --            40.1
Cash and cash equivalents, beginning of period ....         16.0       (0.6)         17.6         --            33.0
                                                        --------    -------     ---------   --------       ---------
Cash and cash equivalents, end of period...........     $   54.7    $  (0.5)    $    18.9         --       $    73.1
                                                        ========    =======     =========   ========       =========

                               THE SCOTTS COMPANY
                                  BALANCE SHEET
                        AS OF JUNE 30, 2001 (IN MILLIONS)
                                   (UNAUDITED)


                                                                   SUBSIDIARY      NON-
                                                         PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                         ------    ----------   ----------   ------------   ------------
ASSETS
Current assets:
    Cash and cash equivalents .....................    $    54.7   $   (0.5)     $   18.9     $              $     73.1
    Accounts receivable, net ......................        134.8       84.2         139.1                         358.1
    Inventories, net ..............................        232.8       49.4          76.8                         359.0
    Current deferred tax asset ....................         28.1        0.5          (1.1)                         27.5
    Prepaid and other assets ......................         41.0        1.2          17.8                          60.0
                                                       ---------   --------      --------     ----------     ----------
      Total current assets ........................        491.4      134.8         251.5             --          877.7
Property, plant and equipment, net ................        180.8       74.4          36.7                         291.9
Goodwill and other intangible assets, net..........        269.3      228.8         264.0                         762.1
Other assets ......................................         74.6                     (2.4)                         72.2
Investment in affiliates ..........................      1,005.8                                (1,005.8)            --
Intercompany assets ...............................                   541.7                       (541.7)            --
                                                       ---------   --------      --------     ----------     ----------
      Total assets ................................    $ 2,021.9   $  979.7      $  549.8     $ (1,547.5)    $  2,003.9
                                                       =========   ========      ========     ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of debt........................    $    32.4   $    0.4      $   28.0     $              $     60.8
    Accounts payable ..............................        117.4       39.0          77.4                         233.8
    Accrued liabilities ...........................        128.2       24.6          47.4                         200.2
    Accrued taxes .................................         44.3        2.2           4.2                          50.7
                                                       ---------   --------      --------     ----------     ----------
      Total current liabilities ...................        322.3       66.2         157.0             --          545.5
Long-term debt.....................................        564.0                    271.9                         835.9
Other liabilities .................................         39.9                     16.0                          55.9
Intercompany liabilities...........................        527.1                     14.6         (541.7)            --
                                                       ---------   --------      --------     ----------     ----------
      Total liabilities ...........................      1,453.3       66.2         459.5         (541.7)       1,437.3
                                                       ---------   --------      --------     ----------     ----------
Commitments and contingencies
Shareholders' equity:
    Investment from parent ........................                   589.2          54.7         (643.9)            --
    Preferred shares, no par value.................                                                                  --
    Common shares, no par value per share,
      $.01 stated value per share; 31.3 shares
      issued.......................................          0.3                                                    0.3
    Capital in excess of par value.................        386.3                                                  386.3
    Retained earnings .............................        275.7      327.2          34.7         (361.9)         275.7
    Treasury stock, 2.7 shares at cost ............        (72.2)                                                 (72.2)
    Accumulated other comprehensive expense........        (21.5)      (2.9)          0.9                         (23.5)
                                                       ---------   --------      --------     ----------     ----------
Total shareholders' equity ........................        568.6      913.5          90.3       (1,005.8)         566.6
                                                       ---------   --------      --------     ----------     ----------
Total liabilities and shareholders' equity.........    $ 2,021.9   $  979.7      $  549.8     $ (1,547.5)    $  2,003.9
                                                       =========   ========      ========     ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Scotts is a leading manufacturer and marketer of consumer branded products for lawn and garden care and professional horticulture in the United States and Europe. We also have a presence in Australia, the Far East, Latin America and South America. Our operations are divided into four business segments: North American Consumer, Scotts LawnService(R), International Consumer, and Global Professional. The North American Consumer segment includes the Lawns, Gardens, Growing Media, Ortho and Canadian business groups.

         As a leading consumer branded lawn and garden company, we focus on our consumer marketing efforts, including advertising and consumer research, to create demand to pull products through the retail distribution channels. In the past three years, we have spent approximately 5% of our gross sales annually on media advertising to support and promote our products and brands. We have applied this consumer marketing focus for the past several years, and we believe that Scotts receives a significant return on these marketing expenditures. We expect that we will continue to focus our marketing efforts toward the consumer and to make a significant investment in consumer marketing expenditures in the future to drive market share and sales growth.

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

         Our operations are also seasonal in nature. In fiscal 2001, net sales by quarter were 8.7%, 42.1%, 35.2% and 14.0% of total year net sales, respectively. Operating losses were reported in the first and fourth quarters of fiscal 2001 while significant profits were recorded for the second and third quarters. The sales trend in fiscal 2002 has followed a somewhat different pattern than our historical experience due to retailer initiatives to reduce their investment in inventory and improve their inventory turns. We believe that this has caused a sales shift from the second quarter to the third and, to a lesser extent, fourth quarters that coincides more closely to when consumers buy our products.

         In fiscal 2001, restructuring and other charges of $75.7 million were recorded for reductions in work force, facility closures, asset writedowns, and other related costs. Certain costs associated with this restructuring initiative, including costs related to the relocation of equipment, personnel and inventory, were not recorded as part of the restructuring costs in 2001. These costs are being recorded as they are incurred in fiscal 2002 as required under generally accepted accounting principles in the United States of America.

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

         In addition, in fiscal 2002 we adopted Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets". This statement eliminates the requirement to amortize indefinite-lived intangible assets and goodwill. It also requires an initial impairment test on all indefinite-lived assets as of the date of adoption of this standard and impairment tests done at least annually thereafter. As a result of adopting the standard as of October 1, 2001, amortization expense for the first three quarters of fiscal 2002 was reduced by approximately $15.9 million. The full year effect in fiscal 2002 is expected to exceed $21.0 million.

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

          - Reserves for excess and obsolete inventory are based on a variety of factors, including product changes and improvements, changes in active ingredient availability and regulatory acceptance, new product introductions and estimated future demand. The adequacy of our reserves could be materially affected by changes in the demand for our products or by regulatory or competitive actions.

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

         Also, as described more fully in the notes to the unaudited condensed, consolidated financial statements, we have not accrued the deferred contribution under the Roundup(R) marketing agreement with Monsanto or the per annum charges thereon. The Company considers this method of accounting for the contribution payments to be appropriate after consideration of the likely term of the agreement, the Company's ability to terminate the agreement without paying the deferred amounts, and the fact that approximately $18.6 million of the deferred amount is never paid, even if the agreement is not terminated prior to 2018, unless significant earnings targets are exceeded. At June 29, 2002, contribution payments and related per annum charges of approximately $49.2 million had been deferred under the agreement.

RESULTS OF OPERATIONS

         The following table sets forth sales by business segment for the three and nine month periods ended June 29, 2002 and June 30, 2001:


                                                      FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                      --------------------------      -------------------------
                                                         JUNE 29,      JUNE 30,        JUNE 29,      JUNE 30,
                                                           2002          2001            2002          2001
                                                           ----          ----            ----          ----
North American Consumer:
   Lawns.............................................   $    181.8     $   134.9     $   432.5       $   439.8
   Gardens...........................................         61.3          66.7         124.9           136.1
   Growing Media.....................................        173.5         145.7         288.1           260.0
   Ortho.............................................        100.7          95.4         184.1           192.4
   Canada............................................         11.2          11.2          23.7            24.8
   Other.............................................          3.2           7.0           8.4            20.6
                                                        ----------     ---------     ---------       ---------
      Total..........................................        531.7         460.9       1,061.7         1,073.7
Scotts LawnService(R)................................         28.7          15.2          44.8            24.5
International Consumer...............................         82.1          74.6         210.4           218.6
Global Professional..................................         49.7          47.9         140.4           142.3
                                                        ----------     ---------     ---------       ---------
      Total..........................................   $    692.2     $   598.6     $ 1,457.3       $ 1,459.1
                                                        ==========     =========     =========       =========

         The following table sets forth the components of income and expense as a percentage of sales for the three and six month periods ended June 29, 2002 and June 30, 2001:


                                                        FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                        --------------------------      -------------------------
                                                           JUNE 29,      JUNE 30,        JUNE 29,      JUNE 30,
                                                             2002          2001            2002          2001
                                                             ----          ----            ----          ----
Net sales............................................        100.0%        100.0%        100.0%         100.0%
Cost of sales........................................         60.8          63.4          62.7           62.8
Restructuring and other charges......................          0.1           0.1           0.1            0.1
Gross profit.........................................         39.1          36.5          37.2           37.1
Commission earned from marketing agreement, net......          2.4           2.7           0.9            1.6
Operating expenses:
   Advertising.......................................          4.4           5.2           4.7            5.3
   Selling, general and administrative...............         12.5          14.1          16.9           17.4
   Restructuring and other charges...................          0.1           2.5           0.1            1.0
Amortization of goodwill and other intangibles.......           --           1.1           0.3            1.4
Other income, net....................................         (0.7)         (1.0)         (0.6)          (0.6)
                                                        ----------     ---------     ---------      ---------
Income from operations...............................         25.2          17.2          16.7           14.2
Interest expense.....................................          2.7           3.7           4.0            4.8
                                                        ----------     ---------     ---------      ---------
Income before income taxes and cumulative
   effect of accounting change.......................         22.5          13.5          12.7            9.4
Income taxes.........................................          8.7           5.9           4.9            4.0
                                                        ----------     ---------     ---------      ---------
Income before cumulative effect of
   accounting change.................................         13.8           7.6           7.8            5.4
Cumulative effect of change in accounting for
   intangible assets, net of tax.....................           --            --          (1.3)            --
                                                        ----------     ---------     ---------      ---------
Net income...........................................         13.8%          7.6%          6.5%           5.4%
                                                        ==========     =========     =========      =========


THREE MONTHS ENDED JUNE 29, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

         Net sales for the three months ended June 29, 2002 were $692.2 million, an increase of 15.6% from net sales for the three months ended June 30, 2001 of $598.6 million.

         North American Consumer net sales were $531.7 million in the third quarter of fiscal 2002, an increase of $70.8 million, or 15.4%, over net sales in the third quarter of fiscal 2001. Lawns net sales increased 34.8% while Ortho net sales increased 5.6%. The increased net sales in these businesses reflect retailer initiatives to improve their inventory turnover ratios by more closely timing their orders from us to when consumers take away at the store level occurs. Thus in fiscal 2002 we have seen a shift in our net sales from the second quarter to the third quarter. The Lawns business also had strong sales of its new Summer Guard products during the quarter. Net sales of the Gardens business declined 8.1% from the third quarter of fiscal 2001 to the third quarter of fiscal 2002. Net sales increased from the second quarter of fiscal 2002 to the third quarter of fiscal 2002 in line with the shift in retailer order trends this year. However, cool wet weather in the Midwest and Northeast during May, a peak outdoor gardening month, hurt sales of garden fertilizers. Consumer take away improved in June with improved weather but did fully offset May's impact. Net sales of the Growing Media segment increased 19.1% in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. The Growing Media business is less impacted by the shift in retailer ordering patterns because its "big bag" products have always required delivery to the retailer closer to the time of consumer takeaway. The net sales increase reflects the continued success of the Miracle Gro(R) branded line of value-added soils and potting mixes.

         Scotts LawnService(R) revenues increased 88.8% from $15.2 million in the third quarter of fiscal 2001 to $28.7 million in the third quarter of fiscal 2002. The growth in revenue reflects the growth in the business from the acquisitions completed in late winter and early spring of fiscal 2002, new branch openings in late winter of fiscal 2002 and the growth in customers from our spring 2002 and fall 2001 marketing campaigns.

         Net sales for the International Consumer segment were $82.1 million in the third quarter of fiscal 2002, which were $7.5 million, or 10.1%, higher than net sales for the third quarter of fiscal 2001. Sales growth for this segment also was affected by retailers in Europe waiting until closer to the season to place orders for delivery in an effort to control inventory levels and also reduce their exposure to weather and/or low consumer take away.

         Net sales for the Global Professional segment were $49.7 million in the third quarter of fiscal 2002, which were $1.8 million, or 3.8%, above net sales for the third quarter of fiscal 2001. Our Global Professional customers, growers, have experienced the same inventory pressures by the retailers as we have, which in turn has impacted our sales to them in fiscal 2002.

         Gross profit was $270.6 million in the third quarter of fiscal 2002, an increase of $52.3 million from gross profit of $218.3 million in the third quarter of fiscal 2001. As a percentage of net sales, gross profit was 39.1% of sales in the third quarter of fiscal 2002 compared to 36.5% in the third quarter of fiscal 2001. The increase in gross margin percentage is due to improved product mix, particularly in our North American Lawns, and Growing Media businesses. Lawns had higher sales of higher margin fertilizers and less of lower margin seed and Growing Media had increased sales of higher margin branded soils and potting mix.

         The net commission earned from marketing agreement in the third quarter of fiscal 2002 was net income of $16.6 million compared to net income of $16.1 million in the third quarter of fiscal 2001. The increased income from the prior year is primarily due to increased sales volume offset by the increase in the annual contribution payment due to Monsanto to $20 million in fiscal 2002 compared to $15 million in fiscal 2001.

         Advertising expenses in the third quarter of fiscal 2002 were $30.6 million, a decrease of $0.4 million from the third quarter of fiscal 2001 of $31.0 million. As a percentage of sales, advertising expense was 4.4% in the third quarter of 2002 compared to 5.2% in the third quarter of fiscal 2001. The decline is due to lower advertising rates in 2002, which enabled us to reach our target audience on a more cost-effective basis, and the Ortho business' focus in 2002 on in-store promotional activities and radio advertising.

         Selling, general and administrative expenses in the third quarter of fiscal 2002 were $86.4 million compared to $84.4 million for the third quarter of fiscal 2001. The increase from the third quarter of fiscal 2001 to the third quarter of fiscal 2002 is due to higher costs for information technology services, environmental compliance and legal services. Information services expenses have increased due to higher costs to support the new SAP system which went fully operational in North America in fiscal 2001, and additional costs to support other new systems and systems enhancements underway in fiscal 2002. In the third quarter of fiscal 2002, we recorded a charge of $3 million to increase our reserve for the remediation of various sites in and around our Marysville, Ohio facilities after reaching an agreement with the Ohio EPA earlier in fiscal 2002 and finalizing our update of expected spending to complete the agreed to procedures. Legal expenses were incurred during the quarter in the Central Garden & Pet matters which were heard during the quarter and adjudicated, subject to appeal, in our favor.

         One of our stated goals is to grow SG&A spending at a slower pace than the growth in revenues, excluding unusual charges and Scotts LawnService(R) which is adding overhead at a faster pace due to accelerated growth and acquisition related activity. Excluding the environmental charge in fiscal 2002 and selling, general and administrative expenses of the Scotts LawnService(R) business from both fiscal 2002 and 2001 third quarter results, SG&A expenses were $74.4 million, or 10.7% of net sales, in the third quarter of fiscal 2002 compared to $79.2 million, or 13.2% of net sales in the third quarter of fiscal 2001.

         The third quarter of fiscal 2002 includes $0.4 million of restructuring charges in costs of goods sold related to the redeployment of inventory from closed plants and warehouses and $0.6 million in selling, general and administrative expenses related to the relocation of personnel. Under generally accepted accounting principles in the United States, these costs have been expensed in the period incurred. Restructuring charges were $16.0 million in the third quarter of fiscal 2001 which is when the first phase of the 2001 restructuring activities was finalized and approved by senior management.

         Amortization of goodwill and intangibles in the third quarter of fiscal 2002 was $0.2 million compared to $6.9 million in the third quarter of fiscal 2001, primarily due to the cessation of amortization of certain indefinite-lived intangibles and goodwill under the provisions of a new accounting standard.

         Other income was $5.1 million for the third quarter of fiscal 2002, compared to other income of $6.1 million in the third quarter of fiscal 2001. Royalties earned on sales of licensed products were down by $1.1 million due to the phase out of Scotts branded mowers at a major U.S. retailer. Gains from asset sales were $3.5 million higher primarily due to the finalization in the third quarter of 2002, of the arrangement to cease peat extraction activities in the UK. The third quarter of fiscal 2001 also included an insurance settlement gain of approximately $2 million which did not recur in fiscal 2002.

         Income from operations for the third quarter of fiscal 2002 was $174.5 million, compared with $103.1 million for the third quarter of fiscal 2001. The increase in income from operations from the prior year is the result of higher sales and margins, lower amortization expense due to the adoption of SFAS 142 and lower restructuring charges.

         For segment reporting purposes, earnings before interest, taxes and amortization is used as the measure for Income from Operations ("operating income"). On that basis, operating income in the North American Consumer segment increased from $125.1 million in the third quarter of fiscal 2001 to $162.7 million in the third quarter of fiscal 2002 due to the shift in net sales into the third quarter from the second quarter and margin improvement due to favorable product mix and increased fixed cost recovery on higher sales. Scotts LawnService(R) recorded an increase in operating income to $7.1 million in the third quarter of fiscal 2002 from $2.9 million in the third quarter of fiscal 2001 on a nearly 90% increase in net sales from $15.2 million in fiscal 2001 to $28.7 million in fiscal 2002. Global Professional operating income increased slightly to $6.5 million in the third quarter of fiscal 2002 from $5.8 million in the third quarter of fiscal 2001 on a $1.8 million, or approximately 4%, increase in net sales. International Consumer operating income increased from $4.8 million in the third quarter of fiscal 2001 to $17.6 million in the third quarter of fiscal 2002 on the strength of a 10% increase in net sales from $74.6 million in fiscal 2001 to $82.1 million in fiscal 2002, and reductions in operating expenses following the restructuring activities in fiscal 2001, including reductions in headcount. The operating results for the fiscal 2002 third quarter were also favorably impacted by the settlement received for the cessation of peat extraction activities at our sites in the United Kingdom.

         Interest expense for the third quarter of fiscal 2002 was $18.7 million, a decrease of $3.6 million from interest expense for the third quarter of fiscal 2001 of $22.3 million. The decrease in interest expense was primarily due to a reduction in average borrowings for the quarter as compared to the prior year, and lower interest rates on our variable rate debt.

         Income tax expense for the third quarter of fiscal 2002 was $60.0 million, compared with an income tax expense for the third quarter of fiscal 2001 of $35.4 million. The increase in tax expense from the prior year is the result of the higher pre-tax income for the third quarter of fiscal 2002 for the reasons noted above. The lower estimated income tax rate for the third quarter of fiscal 2002 of 38.5% compared to 43.8% for the third quarter of fiscal 2001 was due to the elimination of amortization expense for book purposes that was not deductible for tax purposes and the impact that lower earnings after restructuring charges had on permanent items in deriving the effective tax rate in fiscal 2001.

         The Company reported net income of $95.8 million for the third quarter of fiscal 2002, or $3.02 per common share on a diluted basis, compared to a net income of $45.4 million for the third quarter of fiscal 2001, or $1.49 per common share on a diluted basis. If SFAS had been adopted as of the beginning of fiscal 2001, diluted earnings per share for the third quarter of fiscal 2001 would have been $1.62. Diluted shares increased to 31.8 million from 30.6 million due to option exercises during the past year and the effect of a higher average stock price on the number of common stock equivalents.

NINE MONTHS ENDED JUNE 29, 2002 COMPARED TO NINE MONTHS ENDED JUNE 30, 2001

         Net sales for the nine months ended June 29, 2002 of $1,457.3 million were flat with net sales for the nine months ended June 30, 2001 of $1,459.1 million.

         North American Consumer segment net sales were $1,061.7 million in the first nine months of fiscal 2002, a decrease of $12.0 million, or 1.1%, from net sales for the first nine months of fiscal 2001 of $1,073.7 million. While North American Consumer net sales for the third quarter of fiscal 2002 increased over $70 million compared to fiscal 2001, year-to-date net sales were flat because retailers reduced their overall inventory levels, even though consumer take away of our products remains strong across all lines as indicated from point of sale data from our major North American retail partners. Net sales declined in all lines except Growing Media where strong demand for branded soils and potting mixes has driven an 11.0% increase in year over year net sales.

         Scotts LawnService(R) revenues increased 82.9% from $24.5 million in the first three quarters of fiscal 2001 to $44.8 million in the first three quarters of fiscal 2002. The growth in revenue reflects the growth in the business from the acquisitions completed in late winter and early spring of fiscal 2002, new branch openings in late winter of fiscal 2002 and the growth in customers from our spring 2002 and fall 2001 marketing campaigns.

         Net sales for the International Consumer segment were $210.4 million in the first three quarters of fiscal 2002, which were $8.2 million, or 3.8%, lower than net sales for the first three quarters of fiscal 2001. The net sales reduction in Europe reflects efforts by retailers to reduce their inventory investment and more closely time their purchases to consumer purchases.

         Net sales for the Global Professional segment were $140.4 million in the first nine months of fiscal 2002, which were $1.9 million, or 1.3%, lower than net sales for the first nine months of fiscal 2001. The decline was primarily in North America where growers have been impacted by retailers increasing their focus on managing inventory levels.

         Gross profit was flat at $541.6 million in the first nine months of fiscal 2002 and 2001. As a percentage of net sales, gross profit was 37.2% of sales in the first three quarters of fiscal 2002 compared to 37.1% in the first three quarters of fiscal 2001. Cost savings from our supply chain and purchasing initiatives to reduce manufacturing costs were offset by lower absorption of fixed costs due to lower production levels. Production levels were lowered in order to reduce working capital, particularly inventory levels. These factors, along with higher fixed operating costs in Scotts LawnService(R) during the winter months when revenue production ceases, continued to keep margins flat as a percentage of sales on a year to date basis when compared to the prior year.

         The net commission earned from marketing agreement in the first three quarters of fiscal 2002 was $13.3 million compared to $23.4 million in the first three quarters of fiscal 2001. The decrease from the prior year is primarily due to a $5.0 million increase in the contribution payment due to Monsanto to $20.0 million in fiscal 2002 compared to $15.0 million in fiscal 2001 and lower sales in the Roundup business due to retailer inventory management initiatives.

         Advertising expenses in the first nine months of fiscal 2002 were $68.6 million, a decrease of $8.6 million from advertising expenses in the first nine months of fiscal 2001 of $77.2 million. The decrease in advertising expenses from the prior year is primarily due to lower rates and the change in the focus of Ortho advertising described previously.

         Selling, general and administrative expenses in the first three quarters of fiscal 2002 were $245.9 million compared to $253.3 million for the first three quarters of fiscal 2001. The decrease from the first three quarters of fiscal 2001 to the first three quarters of fiscal 2002 is due to cost savings achieved through restructuring activities that occurred in fiscal 2001, offset in part by higher spending on information services, legal matters and environmental compliance as described earlier. Excluding the environmental charge in fiscal 2002 and selling, general and administrative expenses of the Scotts LawnService(R) business from both fiscal 2002 and 2001 year to date results, SG&A expenses were $219.2 million, or 15.0% of net sales, in fiscal 2002 compared to $240.7 million, or 16.5% of net sales in fiscal 2001.

         The first three quarters of fiscal 2002 includes $1.5 million of restructuring charges in costs of goods sold related to the redeployment of inventory from closed plants and warehouses and $1.8 million in selling, general and administrative expenses related to the relocation of personnel for the restructuring activities initiated in fiscal 2001. Under generally accepted accounting principles in the United States, these costs have been expensed in the period incurred. In the first three quarters of fiscal 2001, $0.9 million of restructuring and other charges were recorded in cost of goods sold and $15.1 million in selling, general and administrative costs. As were described above, these costs were all recorded in the third quarter of fiscal 2001 when the first phase of 2001's restructuring activities was approved by senior management.

         Amortization of goodwill and intangibles in the first three quarters of fiscal 2002 was $3.8 million compared to $21.1 million in the first three quarters of fiscal 2001, primarily due to the adoption of the new accounting standard described previously.

         Other income was $8.9 million for the first three quarters of fiscal 2002, compared to other income of $8.6 million in the first three quarters of fiscal 2001. The increase is primarily due to the gain from the peat bog cessation of approximately $5.1 million, offset by lower royalty income from licensees and a one-time insurance settlement gain in fiscal 2001.

         Income from operations for the first nine months of fiscal 2002 was $243.7 million, compared with $206.9 million for the first nine months of fiscal 2001. The increase in income from operations over the prior year is the result of lower advertising, selling, general and administrative expenses, the effect of the change in accounting for amortization of indefinite-lived assets and lower restructuring expenses.

         For segment reporting purposes, earnings before interest, taxes and amortization is used as the measure for Income from Operations ("operating income"). On that basis, operating income in the North American Consumer segment increased from $255.7 million for the nine months ended June 30, 2001 to $258.0 for the nine months ended June 29, 2002 on a slight decrease in net sales from $1,073.7 in the fiscal 2001 year to date period to $1,061.7 in the fiscal 2002 year to date period. The lower RoundUp(R) commission due to the higher contribution expense required in fiscal 2002, and lower net sales of RoundUp(R) due to retailer inventory initiatives, offset reductions in operating expenses arising from fiscal 2001 restructuring activities and lower media advertising costs in fiscal 2002. Fiscal 2001 results were also favorably impacted by higher licensee royalties on mowers, which are being phased out in fiscal 2002, and an insurance settlement gain of approximately $2 million. Scotts LawnService's(R) operating loss increased from $1.5 million in the first nine months of fiscal 2001 to $3.0 million in the first nine months of fiscal 2002 due to higher operating expenses for the greater number of locations open during the low-revenue winter months in fiscal 2002 as compared to fiscal 2001. Global Professional operating income decreased slightly to $15.3 million in fiscal 2002 from $15.4 million in fiscal 2001 on a slight reduction in net sales due to cost controls implemented in fiscal 2002. International Consumer segment operating income was $26.7 million for the nine months ended June 29, 2002 compared to $16.6 million for the nine months ended June 30, 2001 even though net sales declined to $210.4 million from $218.6 million during the periods, due to lower spending on selling, general and administrative expenses, and the gain from the agreement to cease peat extraction activities at our sites in the United Kingdom.

         Interest expense for the first three quarters of fiscal 2002 was $58.8 million, a decrease of $10.9 million from interest expense for the first three quarters of fiscal 2001 of $69.7 million. The decrease in interest expense was primarily due to a reduction in average borrowings for the quarter as compared to the prior year, and lower interest rates on our variable rate debt.

         Income tax expense for the first three quarters of fiscal 2002 was $71.2 million, compared with income tax expense for the first three quarters of fiscal 2001 of $58.3 million. The increase in tax expense from the prior year is the result of the higher pre-tax income in fiscal 2002 for the reasons noted above and the lower estimated income tax rate for the first three quarters of fiscal 2002 of 38.5% compared to 42.5% for the first three quarters of fiscal 2001 primarily due to the elimination of amortization expense for book purposes that was not deductible for tax purposes.

          The Company reported income before cumulative effect of accounting changes of $113.7 million for the first nine months of fiscal 2002, compared to $78.9 million for the first nine months of fiscal 2001. After the charge of $29.8 million ($18.5 million, net of tax), for the impairment of tradenames in our German, French and United Kingdom businesses, net income for the first nine months of fiscal 2002 was $95.2 million, or $3.01 per diluted share, compared to net income of $78.9 million or $2.61 per diluted share in the first nine months of fiscal 2001. If SFAS 142 had been adopted as of the beginning of fiscal 2001 diluted earnings per share for the first nine months of fiscal 2001 would have been $3.01, excluding impairment charges, if any, that would have been recorded upon adoption at October 1, 2000. Average diluted shares outstanding increased from 30.3 million in fiscal 2001 to 31.6 million in fiscal 2002 due to option exercises and a higher average share price in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities was $152.0 million for the nine months ended June 29, 2002 compared to $65.5 million for the nine months ended June 30, 2001. The improvement in cash provided by operations was primarily from improved working capital driven by a reduction in inventory of $66.5 million. The seasonal nature of our operations generally requires cash to fund significant increases in working capital (primarily inventory) during the first half of the year. Receivables and payables also build substantially in the second quarter in line with increasing sales as the season begins. These balances liquidate over the latter part of the second half of the year as the lawn and garden season winds down. As of the end of the third quarter of fiscal 2002, accounts receivable has not declined at the same pace as in the prior year because of the shift in sales to the third quarter from the second quarter in fiscal 2002. Inventory levels declined at a faster pace in the third quarter of fiscal 2002 than 2001 due to our internal initiatives to drive down inventory levels.

         In April 2002, our subsidiary in the United Kingdom reached agreement with English Nature on the cessation of peat extraction activities at three peat bogs leased by us. In late April 2002, we received payments totaling $18.1 million for the transfer of our interests in the properties and for the immediate cessation of all but a limited amount of peat extraction on one of the three sites. Approximately $13.0 million has been recorded as deferred income and will be recognized in income over the 29 month period which began in May 2002 and coincides with the period we are allowed to complete extraction activities at one of the sites. An additional $2.8 million was received for peat inventory sold to English Nature which will be used for restoration activities to be conducted at the various sites. We will also receive compensation for services rendered from time to time in assisting English Nature in restoration activities. Further amounts of $2.9 million will be payable to us on cessation of peat extraction on the remaining site before October 2004 and the final transfer of interests in the property. This agreement is not expected to have an impact on the Company's ability to source these raw materials.

         Cash used in investing activities was $66.6 million for the first nine months of fiscal 2002 compared to $70.7 million in the prior year period. Investments in acquired businesses declined due to the acquisition of Substral at the end of the first quarter of fiscal 2001 while payments on seller notes increased because of payments made on the Substral deferred purchase obligation in fiscal 2002. Cash payments on acquisitions completed by Scotts LawnService(R) during both years were similar. However, the total value of acquisitions by Scotts LawnService(R) in the first half of fiscal 2002 was up by over $15 million from the first half of fiscal 2001.

         In March 2002, an arbitration with Rhone-Poulenc Jardin concerning the amount paid for businesses acquired in 1998 was settled for a cash payment of $10.4 million of which $0.8 million was interest. After payment of legal fees of $2.6 million, the net proceeds of $6.9 were recorded as reductions in goodwill and other indefinite-lived intangible assets.

         Financing activities used cash of $29.8 million for the first nine months of fiscal 2002 compared to providing $45.7 million in the prior year. The decrease in cash from financing activities was primarily due to the repayment of borrowings under our credit facility in fiscal 2002 from increased cash provided by operations during the first nine months of fiscal 2002 compared to fiscal 2001 as noted above, partially offset by the $70 million issuance of senior subordinated notes in January 2002. The net proceeds of this issuance were used to pay down borrowings on our revolving credit facility.

         Our primary sources of liquidity are funds generated by operations and borrowings under our credit facility. The credit facility provides for borrowings in the aggregate principal amount of $1.1 billion and consists of term loan facilities in the aggregate amount of $525 million and a revolving credit facility in the amount of $575 million.

         Total debt was $836.0 million as of June 29, 2002, a decrease of $60.7 million compared with total debt at June 30, 2001 of $896.7 million. The decrease in debt compared to the prior year was primarily due to scheduled debt repayments on our term loans during fiscal 2001 and the repayment of all borrowings on our revolver as of June 29, 2002 due to improved cash flow from operations.

         We did not repurchase any treasury shares in fiscal 2001 or in the first three quarters of fiscal 2002.

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

         In July 2002, the Company's Board of Directors approved a plan to significantly improve the profitability of the International business; both consumer and professional. The plan includes implementation of a SAP platform throughout Europe, as well as efforts to optimize operations in the United Kingdom, France and Germany, and create a global supply chain. We expect there will be a significant cash outlay to implement this plan fully over the next three fiscal years.

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

         For the nine months ended June 29, 2002, we made approximately $1.9 million in environmental expenditures, compared with approximately $0.6 million in environmental capital expenditures and $2.1 million in other environmental expenses for the entire fiscal year 2001. Management anticipates that environmental capital expenditures and other environmental expenses for the remainder of fiscal year 2002 will not differ significantly from those incurred in fiscal year 2001. The adequacy of these anticipated future expenditures is based on our operating in substantial compliance with applicable environmental and public health laws and regulations and several significant assumptions:

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

                           PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

         As noted in Note 8 to the Company's unaudited Condensed, Consolidated Financial Statements as of and for the period ended June 29, 2002, the Company is involved in several pending legal and environmental matters. Pending other material legal proceedings are as follows:

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

SCOTTS V. UNITED INDUSTRIES AND PURSELL, SOUTHERN DISTRICT OF FLORIDA.

         On April 15, 2002, Scotts and OMS Investments, Inc., a subsidiary of Scotts which holds various Scotts intellectual property assets, (collectively "Scotts" or "Plaintiffs") filed a six count complaint against United Industries Corp. ("United") and Pursell Industries, Inc. ("Pursell") (collectively "Defendants") for various acts including federal and state trademark and trade dress infringement and federal and state unfair competition.

         The claims in the complaint center upon Defendants' use of trade dress on the packaging of their lawn care, garden care, and insecticide/herbicide products that closely mimics our unique, proprietary, and famous trademarks and trade dress. The complaint seeks an injunction enjoining Defendants from using any trademarks, trade dress, packaging, promotional materials, or other items which incorporate, which are confusingly similar to, or which dilute the trademarks and trade dress encompassed in and featured on our MIRACLE-GRO(R) Line, ORTHO(R) Line, or TURF BUILDER(R) Line. The complaint also seeks compensatory damages, treble damages, costs and attorney's fees.

The Court held a hearing on July 24th and 25th, 2002 on our motion for preliminary injunction. Closing arguments were held on August 6, 2002 and the judge expects to issue a written opinion shortly.

         The Company does not anticipate incurring any damages relating to this action.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

         (a)  See Index to Exhibits at Page 51.

         (b1) The Company filed a Current Report on Form 8-K dated June 24, 2002 reporting under "Item 5. Other Events" the Company's intention to file a registration statement on Form S-4 for the purpose of registering $70 million of its 8.625% Senior Subordinated Notes due 2009 which had previously been sold through a private placement to qualified institutional buyers pursuant to Rule 144A and in offshore transactions pursuant to Regulation S under the Securities Act of 1933, as amended. The Company's Annual Report on Form 10-K as of and for the year ended September 30, 2001 is incorporated by reference into the Form S-4 Registration Statement. The financial statements, footnotes and certain related disclosures in the Company's Form 10-K for fiscal 2001 were updated in the Form 8-K to reflect disclosure and presentation changes that are required in the financial statements and related disclosures for the fiscal year ending September 30, 2002 as a result of new accounting pronouncements adopted by The Scotts Company in fiscal 2002.

         (b2) The Company filed a Current Report on Form 8-K dated August 8, 2002 reporting under Item 9. Regulation FD Disclosure" sworn statements by the Principal Executive Officer, James Hagedorn, and Principal Financial Officer, Patrick J. Norton, of the Scotts Company pursuant to Securities and Exchange Commission Order No. 4-460.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE SCOTTS COMPANY

                                        /s/ Christopher L. Nagel
                                        ---------------------------------------
                                             Christopher L. Nagel
Date: August 13, 2002                        Chief Accounting Officer,
                                             Senior Vice President of Finance,
                                             Corporate North America
                                             (Duly Authorized Officer)

                               THE SCOTTS COMPANY
                           ANNUAL REPORT ON FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED JUNE 29, 2002

                                INDEX TO EXHIBITS


EXHIBIT NO.       DESCRIPTION                                                           LOCATION
-----------       -----------                                                           --------
99.1              Certification pursuant to 18 U.S.C. Section 1350 as adopted           *
                  pursuant to section 906 of the Sarbanes-Oxley Act of 2002


*Filed herewith