Form 10-K
period 2002-09-30
SCOTTS COMPANY
filed 2002-12-12
CIK 825542

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

                FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the fiscal year ended September 30, 2002

                                       OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from  __________ to  __________

      Commission file number 1-13292
                               THE SCOTTS COMPANY
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                            OHIO                                        31-1414921
---------------------------------------------------------------------------------------------
      (State or Other Jurisdiction of or Organization)        (I.R.S. Employer Identification
                                                                    Incorporation No.)

          14111 SCOTTSLAWN ROAD, MARYSVILLE, OHIO                          43041
---------------------------------------------------------------------------------------------
          (Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code:     937-644-0011
Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                      -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The number of Common Shares of the registrant outstanding as of December 6, 2002 was 30,385,680.

Indicated by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes  X   No  _ .

The aggregate market value of Common Shares held by non-affiliates of the registrant computed by reference to the price at which Common Shares were last sold as of the last business day of the registrant's most recently completed second fiscal quarter (March 28, 2002) was $887,969,390.
                      DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE PROXY STATEMENT FOR REGISTRANT'S 2003 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD JANUARY 30, 2003, ARE INCORPORATED BY REFERENCE INTO
PART III HEREOF.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Scotts Company, an Ohio corporation, is the combination of two of the most innovative companies in the consumer lawn and garden market: O.M. Scott & Sons, which traces its heritage back to a company founded by O.M. Scott in Marysville, Ohio in 1868, and Stern's Miracle-Gro Products, Inc., which traces its heritage back to a company formed on Long Island by Horace Hagedorn and his partner in 1951. In the mid 1900's, Scotts had become widely known for innovation in the development of quality lawn fertilizers and grass seeds that led to the creation of a new industry -- consumer lawn care. Sterns Miracle-Gro(R)captured the attention of gardeners with its award-winning advertising campaigns for plant food.

     In fiscal 1995, through a merger, Scotts and Miracle-Gro joined forces in what became the start of several acquisitions of other leading brands in the lawn and garden industry in North America and Europe. In fiscal 1999, we acquired the Ortho(R) brand and exclusive rights to market the consumer Roundup(R) brand, thereby adding industry-leading pesticides and herbicides to our controls portfolio. In the 1990's, we completed several acquisitions in Europe which gave us well-known brands in France, Germany and the United Kingdom. We are among the most widely recognized marketers and manufacturers of products for lawns, gardens and professional horticulture, and we are rapidly expanding into the lawn care service industry through our Scotts LawnService(R)business.

     We believe that our market leadership in the lawn and garden category is driven by our leading brands, consumer-focused marketing, superior product performance, supply chain competency and the strength of our extensive relationships with major U.S. retailers in our categories. Our portfolio of consumer brands, each of which we believe holds a leading market share position in its respective U.S. markets, includes the following:

     - Miracle-Gro(R)
     - Scotts(R)
     - Ortho(R)
     - Roundup(R)*
     - Turf Builder(R)
     - Osmocote(R)
     - Hyponex(R)

     Our portfolio of European Union brands includes the following:

     - Celaflor(R)
     - Fertiligene(R)
     - KB(R)
     - Levington(R)
     - Miracle-Gro(R)
     - Nexa-Lotte(R)
     - Shamrock(R)
     - Substral(R)
     - Weedol(R)
---------------

* Roundup(R) is a registered trademark of Monsanto Technology LLC (an affiliate of Monsanto Company). We market and distribute consumer Roundup(R) products for Monsanto under a marketing agreement. For additional information, please see the discussion under the heading "-- Roundup(R) Marketing Agreement".

BUSINESS SEGMENTS

     We divide our business into four reporting segments:

     - North American Consumer;
     - Scotts LawnService(R);
     - Global Professional; and
     - International Consumer.

                                      ----

Financial information about these segments for the three years ended September 30, 2002 is presented in Note 21 of the Notes to Consolidated Financial Statements, which are included under Item 8 of this Form 10-K.

  NORTH AMERICAN CONSUMER

     In our North American Consumer segment, we manufacture and market products that provide fast, easy and effective assistance to homeowners who seek to nurture beautiful, weed and pest-free lawns, gardens and indoor plants. These products are sold under brand names that people know and trust, and that incorporate many of the best technologies available. These products include:

    TURF BUILDER(R). We sell a complete line of granular lawn fertilizer and combination products which include fertilizer and crabgrass control, weed control or pest controls under the Scotts(R) Turf Builder(R) brand name. The Turf Builder(R) line of products is designed to make it easy for do-it-yourself consumers to select and properly apply the right product in the right quantity for their lawns.

    MIRACLE-GRO(R). We sell a complete line of plant foods under the Miracle-Gro(R) brand name. The leading product is a water-soluble plant food that, when dissolved in water, creates a diluted nutrient solution which is poured over plants or sprayed through an applicator and rapidly absorbed by a plant's roots and leaves. Miracle-Gro(R) products are specially formulated to give different kinds of plants the right kind of nutrition. While Miracle-Gro(R) All-Purpose Water-Soluble Plant food is the leading product in the Miracle-Gro(R) line by market share, the Miracle-Gro(R) line includes other products such as Miracle-Gro(R) Rose Plant Food, Miracle-Gro(R) Tomato Plant Food, Miracle-Gro(R) Lawn Food and Miracle-Gro(R) Bloom Booster(R). Miracle-Gro(R) continues to develop ways to improve the convenience of its products for the consumer. The Miracle-Gro(R) Garden Feeder provides consumers with an easy, fast and effective way to feed all the plants in their garden. We also introduced a high quality, slow release line of Miracle-Gro(R) plant foods for extended feeding convenience sold as Miracle-Gro(R) Shake 'n Feed.

    ORTHO(R). We sell a broad line of weed control, indoor and outdoor pest control and plant disease control products under the Ortho(R) brand name. Ortho(R) products are available in aerosol, liquid ready-to-use, concentrated, granular and dust forms. Ortho(R) control products include Weed-B-Gon(R), Brush-B-Gon(R), Bug-B-Gon(R), RosePride(R), Ortho-Klor(R), Ant-Stop(R), Orthene(R) Fire Ant control, Ortho(R) Home Defense(R) and Flea-B-Gon(R).

    GROWING MEDIA. We sell a complete line of growing media products for indoor and outdoor uses under the Miracle-Gro(R), Scotts(R), Hyponex(R), Earthgro(R) and Nature Scapes(R) brand names, as well as other labels. These products include potting mix, garden soils, topsoil, manures, sphagnum peat and decorative barks and mulches. The addition of the Miracle-Gro(R) brand name and fertilizer to potting mix and garden soils has turned previously low-margin commodity products into value-added category leaders.

    ROUNDUP(R). In 1998, we entered into a long-term marketing agreement with Monsanto and became Monsanto's exclusive agent for the marketing and distribution of consumer Roundup(R) non-selective herbicide products in the consumer lawn and garden market within the United States and other specified countries, including Australia, Austria, Canada, France, Germany and the United Kingdom.

    OTHER PRODUCTS. We manufacture and market several lines of high quality lawn spreaders under the Scotts(R) brand name, including Scotts EdgeGuard(TM) Total Performance spreaders, SpeedyGreen(R) rotary spreaders, AccuGreen(R) drop spreaders and Handy Green(R) II handheld lawn spreaders. We sell a line of hose-end applicators for water-soluble plant foods such as Miracle-Gro(R) products, and lines of applicators under the Ortho(R), Dial 'N Spray(R), and Pull 'N Spray(R) trademarks for the application of certain insect control products. We also sell numerous varieties and blends of high quality grass seed, many of them proprietary, designed for different conditions and geographies. These consumer grass seed products are sold under the Scotts(R) Pure Premium(R), Scotts(R) Turf Builder(R), Scotts(R) and PatchMaster(R) brands.

  SCOTTS LAWNSERVICE(R)

     In addition to our products, we provide residential lawn care, lawn aeration, tree and shrub care and external pest control services through our Scotts LawnService(R) business in the United States. These services consist primarily of fertilizer, weed control, pest control and disease control applications. Scotts

                                      ----

LawnService(R) had 60 company operated locations serving 42 metropolitan markets, and 45 independent franchise locations as of September 30, 2002.

  GLOBAL PROFESSIONAL

     Through our Global Professional segment, we sell professional products to commercial nurseries, greenhouses, landscape service providers and specialty crop growers in North America and internationally in many locations including Africa, Australia, the Caribbean, the European Union, Japan, Latin America, the Middle East, New Zealand and Southeast Asia.

     Our professional products include a broad line of sophisticated controlled-release fertilizers, water-soluble fertilizers, pesticide products, wetting agents and growing media products which are sold under brand names that include Banrot(R), Metro-Mix(R), Miracle-Gro(R), Osmocote(R), Peters(R), Poly-S(R), Rout(R), ScottKote(R), Sierrablen(R), Shamrock(R) and Sierra(R).

     Our Branded Plants business is also a part of the Global Professional segment. This business arranges for the sale of high-quality annual plants to retailers. The annuals are produced by independent growers according to a defined protocol and branded with Scotts' trademarks, in accordance with a licensing agreement. We receive a fee for each branded plant sold.

     Our biotechnology activities are conducted within our Global Professional Segment. For more information please see "Biotechnology".

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

     Our International Consumer products and brand names vary from country to country depending upon the market conditions, brand name strength and the nature of our strategic relationships in a given country. For example, in the United Kingdom, we sell Miracle-Gro(R) plant fertilizers, Weedol(R) and Pathclear(R) herbicides, EverGreen(R) lawn fertilizer and Levington(R) growing media. Our other international brands include KB(R) and Fertiligene(R) in France, Celaflor(R), Nexa-Lotte(R) and Substral(R) in Germany and Austria, and ASEF(R), KB(R) and Substral(R) in the Benelux countries.

     For information concerning risks attendant to our foreign operations, please see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Forward-Looking Statements."

RESEARCH AND DEVELOPMENT

     We believe strongly in the benefits of research and development, and we continually invest in research and development to improve existing or develop new products, manufacturing processes and packaging and delivery systems. In fiscal 2002, 2001 and 2000, we spent 1.5% of our net sales, $26.2 million, $24.7 million and $24.1 million, respectively, on research and development, including environmental and regulatory expenses. We believe that our long-standing commitment to innovation has benefited us, as evidenced by a portfolio of patents worldwide that support most of our fertilizers and many of our grass seeds and application devices. In addition to the benefits of our own research and development, we benefit from the research and development activities of our suppliers.

     Our research and development headquarters for North America are located at the Dwight G. Scott Research Center in Marysville, Ohio. We also have research and development facilities in Levington, the United Kingdom; Ecully, France; Ingelheim, Germany; Heerlen, the Netherlands and Sydney, Australia, as well as several research field stations located throughout the United States.

                                      ----

BIOTECHNOLOGY

     We believe that the development and commercialization of innovative products is an important key to our continued success.

     We have a long history of dedication to responsible research in search of better, more effective and easier to use products. In particular, we have worked for 75 years to create better products for the establishment and maintenance of turfgrass. Biology and breeding have been a part of that research and development for the past 40 years. We remain dedicated to being the technology leader in turfgrass products. Today, that dedication results in research into products that can be enhanced with biotechnology, as well as products that can be improved through biology and breeding.

     Before a product enhanced with biotechnology may be sold in the United States, it must be "deregulated" by appropriate governmental agencies. Deregulation involves compliance with the rules and regulations of and cooperation with the United States Department of Agriculture, Animal and Plant Health Inspection Service (the "USDA"), the Environmental Protection Agency (the "EPA") and/or the Food and Drug Administration (the "FDA"). Therefore, any product enhanced with biotechnology for which we seek commercialization to the point of submitting a petition for deregulation, will be subjected to rigorous and thorough governmental regulatory review.

     More specifically, as part of the deregulation process for any product enhanced with biotechnology, we are required to present evidence to the USDA in the form of scientifically rigorous studies showing that the product is not substantially different from products of the same species that have not been enhanced with biotechnology. We are also required to satisfy other agencies, such as the EPA and the FDA, as to their appropriate areas of regulatory authority. This process typically takes years to complete and also includes at least two opportunities for public comment.

     We submitted a petition for deregulation of a non-residential turfgrass product enhanced with biotechnology to the USDA on April 30, 2002. This turfgrass has been shown, through our research trials, to provide simple, more flexible, and better weed control for golf courses in a manner that we believe is more environmentally friendly. The USDA requested additional information and data. We determined that it was more expedient to withdraw the petition and submit a revised petition that addressed the USDA's requests than to amend the current petition. On October 3, 2002, we withdrew our petition. We are in the process of preparing a revised petition that addresses the USDA's requests. We intend to submit the revised petition sometime in the next twelve months.

     There can be no assurance that our petition for deregulation of this turfgrass product enhanced with biotechnology will be approved, or that if approved and commercially introduced, it will generate any revenues for the Company or contribute to the Company's earnings.

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

     As of September 30, 2002, we held over 95 issued patents in the United States covering fertilizer, chemical and growing media compositions and processes, grasses and application devices. Many of these patents have also been issued in numerous countries around the world, bringing our total worldwide patents to more than 290. International patents are subject to annual renewal, with patent protection generally extending to 20 years from the date of filing. Many of our patents extend well into the next decade. In addition, we continue to file new patent applications each year. Currently, we have over 205 pending patent applications worldwide. We also hold exclusive and non-exclusive patent licenses from various raw material suppliers, permitting the use and sale of additional patented fertilizers and pesticides.

     During fiscal 2002, we were granted a number of key U.S. and International patents. Some of the more significant new U.S. Patents include: new "Pull and Spray" application technology, new Water Soluble Fertilizer and Growing Media technologies, and Household Pest technology. Internationally, we

                                      ----
extended patent coverage of our core fertilizer technologies (controlled release and water soluble) and applicator technologies to additional countries within our European and Asia/Pacific markets.

     One of our material methylene-urea patents expired in July 2001. This product composition patent covered Scotts(R) Turf Builder(R), Scotts(R) Turf Builder(R) with Plus 2(R) Weed Control and Scotts(R) Turf Builder(R) with Halts(R) Crabgrass Control, among other products. These products are also the subject of a separate patent extending to 2010, which covers the current and preferred manufacturing method for producing these products. Although these products possibly could be manufactured by an alternative method, we believe that the higher manufacturing costs to replicate these products and the strength of the Scotts(R) brand should lessen the likelihood of product duplication by any competitor.

ROUNDUP(R) MARKETING AGREEMENT

     On September 30, 1998, we entered into a marketing agreement with Monsanto and became Monsanto's exclusive agent for the marketing and distribution of consumer Roundup(R) products in the consumer lawn and garden market within the United States and other specified countries, including Australia, Austria, Canada, France, Germany and the United Kingdom. In addition, if Monsanto develops new products containing glyphosate, the active ingredient in Roundup(R), or other new non-selective herbicides, we have specified rights to market those products in the consumer lawn and garden market in the United States and other specified countries. Glyphosate is no longer subject to a patent in the United States or elsewhere.

     Under the marketing agreement, we and Monsanto are jointly responsible for developing global consumer and trade marketing programs for Roundup(R). We have assumed responsibility for sales support, merchandising, distribution and logistics for Roundup(R). Monsanto continues to own the consumer Roundup(R) business and provides significant oversight of its brand. In addition, Monsanto continues to own and operate the agricultural Roundup(R) business. A steering committee comprised of two Scotts designees and two Monsanto designees has ultimate oversight over the consumer Roundup(R) business. In the event of a deadlock, the president of Monsanto is entitled to the tie-breaking vote.

     We are compensated under the marketing agreement based on the success of the consumer Roundup(R) business in the markets covered by the agreement. In addition to recovering out-of-pocket costs on a fully burdened basis, we receive a graduated commission to the extent that the earnings before interest and taxes of the consumer Roundup(R) business in the included markets exceed specified thresholds. Regardless of these earnings, we are required to make an annual contribution payment against the overall expenses of the Roundup(R) business. For fiscal 2002, this contribution payment was $20 million. Beginning in fiscal 2003 until 2018 or the earlier termination of the agreement, the minimum annual contribution payment will be $25 million and may be higher if certain significant earnings targets are achieved.

     Our net commission under the marketing agreement is equal to the graduated commission amount described above, less the applicable contribution payment and amortization of the marketing rights advance payment. For fiscal 2002, the net commission was $16.2 million. See Note 3 of the Notes to Consolidated Financial Statements, which are included under Item 8 of this Form 10-K.

     The marketing agreement has no definite term, except as it relates to the European Union countries. With respect to the European Union countries, the initial term of the marketing agreement extends through September 30, 2005. After September 30, 2005, the parties may agree to renew the agreement with respect to the European Union countries for three successive terms ending on September 30, 2008, 2015 and 2018, respectively with a separate determination being made by the parties at the expiration of each such renewal term as to whether to commence a subsequent renewal term. However, if Monsanto does not agree to any of the renewal terms with respect to the European Union countries, the commission structure will be recalculated in a manner likely to be favorable to us.

     Monsanto has the right to terminate the marketing agreement upon certain specified events of default by Scotts, including an uncured material breach, material fraud, material misconduct or egregious injury to the Roundup(R) brand. Monsanto also has the right to terminate the agreement upon a change of control of Monsanto or the sale of the consumer Roundup(R) business, so long as the termination occurs later than September 30, 2003. In addition, Monsanto may terminate the agreement within specified regions, including North America, for specified declines in the consumer Roundup(R) business.

                                      ----

     We have rights similar to Monsanto's to terminate the marketing agreement upon an uncured material breach, material fraud or material willful misconduct by Monsanto. In addition, we may terminate the agreement upon Monsanto's sale of the consumer Roundup(R) business or in certain other circumstances, in which case we would not be able to collect the termination fee described below.

     If Monsanto terminates the marketing agreement upon a change of control of Monsanto or the sale of the consumer Roundup(R) business prior to September 30, 2003, we will be entitled to a termination fee of $185 million. The termination fee declines over time to $100 million if a termination for the aforementioned reasons occurs after September 30, 2003 but before September 30, 2008. If we terminate the agreement upon an uncured material breach, material fraud or material willful misconduct by Monsanto, we will be entitled to receive a termination fee of up to $150 million if the termination occurs prior to September 30, 2003, with the termination fee declining over time to $100 million if the termination occurs prior to September 30, 2008. The termination fee declines to a minimum of $16 million per year for terminations after September 30, 2008.

     Monsanto has agreed to provide us with notice of any proposed sale of the consumer Roundup(R) business, allow us to participate in the sale process and negotiate in good faith with us with respect to a sale. If the sale is run as an auction, we would be entitled to a 15-day exclusive negotiation period following the submission of all bids to Monsanto. In the event that we acquire the consumer Roundup(R) business in such a sale, we would receive credit against the purchase price in the amount of the termination fee that would otherwise have been paid to us upon termination by Monsanto of the marketing agreement upon the sale. If Monsanto decides to sell the consumer Roundup(R) business to another party, we must let Monsanto know whether we intend to terminate the marketing agreement and forfeit any right to a termination fee or whether we will agree to continue to perform under the agreement on behalf of the purchaser, unless and until the purchaser terminates our services and pays any applicable termination fee.

COMPETITION

     Each of our segments participates in markets that are highly competitive. Many of our competitors sell their products at prices lower than ours, and we compete primarily on the basis of product quality, product performance, value, brand strength and advertising.

     In the North American consumer do-it-yourself lawn and garden markets and pest control markets, we compete against "control label" products as well as branded products. "Control label" products are those sold under a retailer-owned label or a supplier-owned label, which are sold exclusively at a specific retail chain. The control label products that we compete with include Vigoro(R) products sold at Home Depot, Sta-Green(R) products sold at Lowe's, Sam's American Choice(R) products sold at Wal*Mart and KGro(R) products sold at Kmart. Our competitors in branded lawn and garden products and the consumer pest control markets include United Industries Corporation, Bayer AG, Central Garden & Pet Company, Lesco, Inc., Garden Tech, Enforcer Products, Inc., Green Light Company and Lebanon Chemical Corp.

     TruGreen-ChemLawn, a division of ServiceMaster, has a leading market share in the U.S. lawn care service market and has a substantially larger share of this market than our Scotts LawnService(R).

     With respect to growing media products, in addition to nationally distributed, branded competitive products, we face competition from regional competitors who are able to compete on the basis of price.

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

                                      ----

     Internationally, we face strong competition in the consumer do-it-yourself lawn and garden market, particularly in Europe. Our competitors in the European Union include Bayer AG, Kali & Salz (Compo, Algoflash brands) and a variety of local companies.

SIGNIFICANT CUSTOMERS

     Approximately seventy percent (70%) of our worldwide sales in fiscal 2002 were made by our North American Consumer segment. Within the North American Consumer segment, approximately 37% of our sales in fiscal 2002 were made to Home Depot, 18% to Wal*Mart, 11% to Lowe's and 10% to Kmart. We face strong competition for the business of these significant customers. The loss of any of these customers or a substantial decrease in the volume or profitability of our business with any of these customers could have a material adverse effect on our earnings and profits.

STRATEGIC INITIATIVES

  INTERNATIONAL PROFIT IMPROVEMENT

     In August 2002 we announced an initiative to reduce costs and improve the profitability of our European consumer and professional businesses. We expect to invest between $50 and $60 million in these businesses over the next three years. Approximately one-fourth of this amount will be capital expenditures, most of which will involve installation of SAP, an ERP system, in all locations. The project also involves reorganization and rationalization of our supply chain activities in Europe to reduce costs and shift to pan-European category management of our product portfolio. As part of this project, restructuring and other charges will be incurred at various times. We expect this initiative will substantively change our cost structure in Europe leading to a significant improvement in the profitability from these businesses.

  NEW BUSINESS DEVELOPMENT GROUP

     In late fiscal 2002 we formed the New Business Development Group for the North American consumer business. This group has three primary goals: (i) to restore sales growth and profitability in the hardware and independent garden center sector, which currently represents about 20% of our business, (ii) to expand our presence for certain products in the grocery and drug store sectors, and (iii) to identify opportunities to expand into adjacent segments of the lawn and garden category such as tools, pottery and watering equipment.

  INVESTMENT IN SCOTTS LAWNSERVICE(R)

     Scotts LawnService(R) has grown from nearly $42 million in revenues in fiscal 2001 to over $75 million in fiscal 2002 and is expected to grow by over 60% in fiscal 2003. A portion of this growth is being fueled by acquisitions. We completed nearly $55 million on Scotts LawnService(R) acquisitions in fiscal 2002 and anticipate making up to $30 million in acquisitions annually for the next several years. We are also making significant investments in our Scotts LawnService(R) business infrastructure to improve information systems and customer service.

  NORTH AMERICAN SUPPLY CHAIN INITIATIVES WITH MAJOR RETAILERS

     In the past few years, we invested over $50 million to install SAP, an ERP system, for our North American businesses. With this single system supporting our operations over the past two years, we have been able to realign our supply chain operations and realign our sales force. In fiscal 2002 the benefits of the new systems and processes were evident as we demonstrated our ability to meet major North American retailers' demands for higher service levels, lower inventory investment and on-time delivery of products to their stores and warehouses. In fiscal 2003 we will be working even more closely with our retail customers to further align our systems and processes to meet their needs. We believe the investments we have made in systems, processes and people have positioned us to be uniquely qualified to meet the ever increasing demands of our major retail customers.

                                      ----

SEASONALITY AND BACKLOG

     Our business is highly seasonal with approximately 74% and 77% of our net sales occurring in our combined second and third quarters of fiscal 2002 and fiscal 2001, respectively, excluding Roundup(R) product sales.

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

DISTRIBUTION

     We manufacture products for our North American Consumer business at our facilities in Marysville, Ohio, Ft. Madison, Iowa and Temecula, California, and by a number of third party contract packers. The primary distribution centers for our North American Consumer businesses are strategically placed mixing warehouses across the United States, that are managed by a third party logistics provider.

     Our Global Professional business produces horticultural products a fertilizer manufacturing facility located in the United States, and a fertilizer manufacturing facility located in Heerlen, the Netherlands. Certain products are also produced for the Professional business from other Company facilities and subcontractors in the United States and Europe. The majority of shipments to customers are made via common carriers through distributors in the United States and a network of public warehouses and distributors in Europe. Global Professional products for the United Kingdom are warehoused and shipped from warehouses in Daventry (Northamptonshire) and Chasetown (Staffordshire), in the United Kingdom.

     Our International Consumer business uses production facilities in Howden (East Yorkshire) and Bramford (Suffolk), in the United Kingdom and distributes products for the U.K. markets through the Daventry warehouse. Fertilizers and pesticide products manufactured in Bourth, France are shipped to customers via a central distribution center located in Savigny, France. Growing media products are packaged at Hatfield in the United Kingdom for local delivery and are also produced in Hautmont, France for continental European customers. We have announced the mid-2003 closure of the Bramford facility as part of our international growth and integration plan. All future requirements after fiscal 2003 will be sourced from the Howden facility.

EMPLOYEES

     As of September 30, 2002, we employed 2,370 full-time workers in the United States and an additional 1,041 full-time employees located outside the United States. During peak production periods, we utilize temporary labor.

     None of our U.S. employees are members of a union. Approximately 120 of our full-time U.K. employees are members of the Transport and General Workers Union and have full collective bargaining rights. An undisclosed number of our full-time employees at our international headquarters office in Ecully, France are members of the Confederation Generale des Cadres, Confederation Francaise Democratique du Travail and Confederation Generale du Travail, participation in which is confidential under French law. In addition, a number of union and non-union full-time employees are members of works councils at three sites in Bourth, Hautmont and Ecully, France, and a number of non-union employees are members of works councils in Ingelheim, Germany. Works councils represent employees on labor and

                                      ----
employment matters and manage social benefits. We consider our current relationships with our employees, both unionized and non-unionized, U.S. and international, to be good.

ENVIRONMENTAL AND REGULATORY CONSIDERATIONS

     Local, state, federal and foreign laws and regulations relating to environmental matters affect us in several ways. In the United States, all products containing pesticides must be registered with the United States Environmental Protection Agency (and similar state agencies) before they can be sold. The inability to obtain or the cancellation of any such registration could have an adverse effect on our business, the severity of which would depend on the products involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute active ingredients, but there can be no assurance that we will continue to be able to avoid or minimize these risks. Fertilizer and growing media products are also subject to state and foreign labeling regulations. Our manufacturing operations are subject to waste, water and air quality permitting and other regulatory requirements of federal and state agencies.

     The Food Quality Protection Act, enacted by the U.S. Congress in August 1996, establishes a standard for food-use pesticides, which standard is the reasonable certainty that no harm will result from the cumulative effects of pesticide exposures. Under this act, the U.S. EPA is evaluating the cumulative risks from dietary and non-dietary exposures to pesticides. The pesticides in our products, certain of which may be used on crops processed into various food products, are typically manufactured by independent third parties and continue to be evaluated by the U.S. EPA as part of this exposure risk assessment. The U.S. EPA or the third party registrant may decide that a pesticide we use in our products will be limited or made unavailable to us, this occurred in recent years with regard to diazinon and chlorpyrifos. We cannot predict the outcome or the severity of the effect of these continuing evaluations.

     In addition, the use of certain pesticide and fertilizer products is regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may include requirements that only certified or professional users apply the product or that certain products be used only on certain types of locations (such as "not for use on sod farms or golf courses"), may require users to post notices on properties to which products have been or will be applied, may require notification to individuals in the vicinity that products will be applied in the future or may ban the use of certain ingredients. We believe that we are operating in substantial compliance with, or taking action aimed at ensuring compliance with, these laws and regulations.

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

     Regulations and environmental concerns also exist surrounding peat extraction in the United Kingdom and the European Union. In August 2000, English Nature, the nature conservation advisory body to the U.K. government, notified us that three of our peat harvesting sites in the United Kingdom were under consideration as possible "Special Areas of Conservation" under European Union law. In April 2002, working in conjunction with Friends of the Earth (U.K.), we reached agreement with English Nature to transfer our interests in the properties and for the immediate cessation of all but a limited amount of peat extraction on one of the three sites. As a result of this agreement, we have withdrawn our objection to the proposed European designations as Special Areas of Conservation and will undertake restoration work on the sites, for which we will receive additional consideration from English Nature. We believe that we have sufficient raw material supplies available to replace the peat extracted from such sites.

  REGULATORY ACTIONS

     In June 1997, the Ohio Environmental Protection Agency initiated an enforcement action against us with respect to alleged surface water violations and inadequate treatment capabilities at our Marysville facility and seeking corrective action under the federal Resource Conservation and Recovery Act. The action

                                      ----
relates to several discontinued on-site disposal areas which date back to the early operations of the Marysville facility that we had already been assessing and, in some cases, remediating, on a voluntary basis. On December 3, 2001, an agreed judicial Consent Order was submitted to the Union County Common Pleas Court and was entered by the court on January 25, 2002.

     Now that the Consent Order has been entered, we have paid a $275,000 fine and must satisfactorily remediate the Marysville site. We have continued our remediation activities with the knowledge and oversight of the Ohio EPA. We completed an updated evaluation of our expected liability related to this matter based on the fine paid and remediation actions that we have taken and expect to take in the future. As a result, we accrued an additional $3.0 million in the third quarter of fiscal 2002 to increase our reserve based on the latest estimates.

     In addition to the dispute with the Ohio EPA, we are negotiating with the Philadelphia District of the U.S. Army Corps of Engineers regarding the terms of site remediation and the resolution of the Corps' civil penalty demand in connection with our prior peat harvesting operations at our Lafayette, New Jersey facility. We are also addressing remediation concerns raised by the Environment Agency of the United Kingdom with respect to emissions to air and groundwater at our Bramford (Suffolk), United Kingdom facility. We have reserved for our estimates of probable losses to be incurred in connection with each of these matters.

     At September 30, 2002, $8.2 million was accrued for the environmental and regulatory matters described herein. The most significant component of this accrual are estimated costs for site remediation of $5.9 million. Most of the costs accrued as of September 30, 2002, are expected to be paid in fiscal 2003 and 2004; however, payments could be made for a period thereafter.

     We believe that the amounts accrued as of September 30, 2002 are adequate to cover our known environmental exposures based on current facts and estimates of likely outcome. However, the adequacy of these accruals is based on several significant assumptions:

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

     During fiscal 2002, we incurred approximately $0.3 million in environmental capital expenditures and $5.4 million in environmental expenses, compared with approximately $0.6 million in environmental capital expenditures and $2.1 million in environmental expenses for fiscal 2001. Included in the $5.4 million is the $3.0 million increase in the accrual for future costs related to site remediation as described above.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     For certain information concerning our international revenues and long-lived assets, see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Note 21 of the Notes to Consolidated Financial Statements, which are included under Item 8 of this Form 10-K.

ITEM 2. PROPERTIES

     We have fee or leasehold interests in approximately 125 properties.

     We lease land from the Union County Community Improvement Corporation in Marysville, Ohio for our headquarters and for our research and development functions. We own property in Marysville, Ohio for our manufacturing and distribution facilities. Combined, these facilities are situated on approximately 875 acres of land.

                                      ----

     The North American Consumer business uses three additional research facilities. We own one in Apopka, Florida, another in Gervais, Oregon, and a third in Valley Center, California. We also own a production facility which encompasses 27 acres in Fort Madison, Iowa and lease a spreader and other durable components manufacturing facility in Temecula, California. We operate 23 growing media facilities in 18 states; 18 of which are owned by us and five of which are leased. Most of our growing media facilities include production lines, warehouses, offices and field processing areas. We have one compost facility, located at a bagging facility in Lebanon, Connecticut. We also lease sales offices in Atlanta, Georgia; Troy, Michigan; Wilkesboro, North Carolina; Rolling Meadows, Illinois; and Bentonville, Arkansas.

     Scotts LawnService(R) conducts its company-owned operations from 60 leased facilities, primarily office/warehouse units in industrial/office parks, in 42 major metropolitan areas primarily in the Midwest, Northeast and Southern regions of the United States. The Global Professional business has offices in Marysville, Ohio and Waardenburg, the Netherlands and a manufacturing facility used to produce and pack coated fertilizers in Heerlen, the Netherlands. We also lease two manufacturing facilities for Global Professional horticultural products in North Charleston, South Carolina and Travelers Rest, South Carolina.

     The International Consumer business leases its U.K. office, located in Godalming (Surrey); its French headquarters and local operations office, located in Ecully; a German office, located in Ingelheim; an Australian office, located in Baulkan Hills (New South Wales); and a Canadian office located in Ontario. We own manufacturing facilities in Howden and Hatfield (East Yorkshire) and Bramford (Suffolk) in the United Kingdom. We also own the Hautmont plant in France, which is a blending and bagging facility for growing media; and a plant in Bourth, France, that we use for formulating, blending and packaging control products for the consumer market. We lease a research and development facility in Chazay, France. The manufacturing site in Heerlen, the Netherlands is also used to produce coated fertilizers for the consumer market. We maintain a sales and research and development facility at our Ingelheim, Germany site and own a research and development facility in Levington, the United Kingdom. We lease a sales office in Sint Niklaas, Belgium.

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

     Pending material legal proceedings are as follows:

AGREVO ENVIRONMENTAL HEALTH, INC.

     On June 3, 1999, AgrEvo Environmental Health, Inc. (which subsequently changed its name to Aventis Environmental Health Science USA LP) filed a complaint in the U.S. District Court for the Southern District of New York, against Scotts, a subsidiary of Scotts and Monsanto seeking damages and injunctive relief for alleged antitrust violations and breach of contract by Scotts and its subsidiary and antitrust violations and tortious interference with contract by Monsanto. Scotts purchased a consumer herbicide business from AgrEvo in May 1998. AgrEvo claims in the suit that Scotts' subsequent agreement to become Monsanto's exclusive sales and marketing agent for Monsanto's consumer Roundup(R) business violated the federal antitrust laws. AgrEvo contends that Monsanto attempted to or did monopolize the market for non-selective herbicides and conspired with Scotts to eliminate the herbicide Scotts previously purchased from AgrEvo, which competed with Monsanto's Roundup(R). AgrEvo also contends that Scotts' execution of various agreements with Monsanto, including the Roundup(R) marketing agreement, as well as Scotts' subsequent actions, violated the purchase agreements between AgrEvo and Scotts.

     AgrEvo is requesting unspecified damages as well as affirmative injunctive relief, and seeking to have the court invalidate the Roundup(R) marketing agreement as violative of the federal antitrust laws. Under

                                      ----
the indemnification provisions of the Roundup(R) marketing agreement, Monsanto and Scotts each have requested that the other indemnify against any losses arising from this lawsuit.

     On June 29, 1999, AgrEvo also filed a complaint in the Superior Court of the State of Delaware against two of Scotts' subsidiaries seeking damages for alleged breach of contract. AgrEvo alleges that, under the contracts by which a subsidiary of Scotts purchased a herbicide business from AgrEvo in May 1998, two of Scotts' subsidiaries have failed to pay AgrEvo approximately $0.6 million. AgrEvo is requesting damages in this amount, as well as pre- and post-judgment interest and attorneys' fees and costs. Scotts' subsidiaries have moved to dismiss or stay this action. On January 31, 2000, the Delaware court stayed AgrEvo's action pending the resolution of a motion to amend the New York action, and the resolution of the New York action.

     On May 15, 2002, AgrEvo filed an additional, duplicative complaint that makes the same claims that are made in the amended complaint in the New York Action, described above. On June 6, 2002, Scotts moved to dismiss this duplicative complaint as procedurally improper. There has been no ruling by the court on Scotts' motion.

     Scotts believes that AgrEvo's claims in these matters are without merit and intends to vigorously defend against them. If the above actions are determined adversely to Scotts, the result could have a material adverse effect on Scotts' results of operations, financial position and cash flows. Any potential exposure that Scotts may face cannot be reasonably estimated. Therefore, no accrual has been established related to these matters.

CENTRAL GARDEN & PET COMPANY

  SCOTTS V. CENTRAL GARDEN, SOUTHERN DISTRICT OF OHIO

     On June 30, 2000, Scotts filed suit against Central Garden & Pet Company in the U.S. District Court for the Southern District of Ohio to recover approximately $24 million in accounts receivable and additional damages for other breaches of duty.

     Central Garden filed counterclaims including allegations that Scotts and Central Garden had entered into an oral agreement in April 1998 whereby Scotts would allegedly share with Central Garden the benefits and liabilities of any future business integration between Scotts and Pharmacia Corporation (formerly Monsanto). The court dismissed a number of Central Garden's counterclaims as well as Scotts' claims that Central Garden breached other duties owed to Scotts. On April 22, 2002, a jury returned a verdict in favor of Scotts of $22.5 million and for Central Garden on its remaining counterclaims in an amount of approximately $12.1 million. Various post-trial motions have been filed in the Ohio Action, but so far Central Garden has not challenged the propriety of the $22.5 million award to Scotts and Scotts has challenged only $750,000 of the $12.1 million awarded to Central Garden on its counterclaim. Central Garden has challenged, however, the dismissal during trial of several other counterclaims.

     Two counterclaims that the court permitted Central Garden to add on the eve of trial also remain pending. In these counterclaims, Central Garden seeks damages in an unspecified amount for Scotts' alleged breach of contract and conversion with respect to certain inventory held by Central Garden's subagents and subdistributors. A trial date of October 6, 2003 has been set on these remaining claims, and discovery has recently commenced.

  CENTRAL GARDEN V. SCOTTS & PHARMACIA, NORTHERN DISTRICT OF CALIFORNIA

     On July 7, 2000, Central Garden filed suit against Scotts and Pharmacia in the U.S. District Court for the Northern District of California (San Francisco Division) alleging various claims, including breach of contract and violations of federal antitrust laws, and seeking an unspecified amount of damages and injunctive relief. On April 15, 2002, Scotts and Central Garden each filed summary judgment motions in this action. On June 26, 2002, the court granted summary judgment in favor of Scotts and dismissed all of Central Garden's then remaining claims. On July 28, 2002, Central Garden filed a notice of appeal. The case is now pending on appeal in the Ninth Circuit Court of Appeals.

                                      ----

  CENTRAL GARDEN V. SCOTTS & PHARMACIA, CONTRA COSTA SUPERIOR COURT

     On October 31, 2000, Central Garden filed a complaint against Scotts and Pharmacia in the California Superior Court for Contra Costa County. That complaint seeks to assert the breach of contract claims previously dismissed by the District Court in the California federal action described above, and additional claims under Section 17200 of the California Business and Professions Code. On December 4, 2000, Scotts and Pharmacia jointly filed a motion to stay this action based on the pendency of prior lawsuits that involve the same subject matter. By order dated February 23, 2001, the Superior Court stayed the action pending before it.

     All claims in the Contra Costa action currently remain stayed. A further status conference is set for May 29, 2003. Central Garden and Pharmacia have settled their claims relating to this action.

     Scotts believes that Central Garden's remaining claims are without merit and intends to vigorously defend against them. Although Scotts has prevailed consistently and extensively in the litigation with Central Garden, the decisions in Scotts' favor are subject to appeal. If, upon appeal or otherwise, the above actions are determined adversely to Scotts, the result could have a material adverse affect on Scotts' results of operations, financial position and cash flows. Scotts believes that it will continue to prevail in the Central Garden matters and that any potential exposure that Scotts may face cannot be reasonably estimated. Therefore, no accrual has been established related to the claims brought against Scotts by Central Garden, except for amounts ordered paid to Central Garden in the Ohio action for which Scotts believes it has adequate reserves recorded for the amounts it may ultimately be required to pay.

  SCOTTS V. UNITED INDUSTRIES AND PURSELL INDUSTRIES, SOUTHERN DISTRICT OF
FLORIDA

     On April 15, 2002, Scotts and OMS Investments, Inc., a subsidiary of Scotts that holds various Scotts intellectual property assets, filed a six count complaint against United Industries Corp. and Pursell Industries, Inc. for acts of (1) federal trademark and trade dress infringement; (2) federal unfair competition; (3) federal dilution; (4) common law trademark and trade dress infringement in violation of Florida law and other applicable law; (5) common law unfair competition in violation of Florida law and other applicable law; and
(6) dilution in violation of Florida law and other applicable law. Scotts also filed its motion for preliminary injunction, which motion seeks an injunction enjoining United Industries, pending trial, from manufacturing, producing, shipping, distributing, advertising, promoting, displaying, selling or offering for sale products in the current packaging for its Spectracide(R) No Odor Fire Ant Killer Ready-to-Use Dust product and from otherwise using any trademarks, trade dress, packaging, promotional materials or other items which incorporate or are confusingly similar to the trademarks and trade dress featured in Scotts' Ortho(R) Orthene(R) Fire Ant Killer product packaging.

     The claims in the complaint center upon United Industries' and Pursell's use of trade dress on the packaging of their lawn care, garden care and insecticide/herbicide products that closely mimic Scotts' unique, proprietary and famous trademarks and trade dress. The complaint seeks an injunction enjoining United Industries and Pursell from using any trademarks, trade dress, packaging, promotional materials or other items which incorporate, which are confusingly similar to or which dilute the trademarks and trade dress encompassed in and featured in Scotts' Miracle-Gro(R) line, Ortho(R) line or Turf Builder(R) line. The complaint also seeks compensatory damages, treble damages, costs and attorney's fees.

     United Industries subsequently filed its answer and counterclaim. Its counterclaim seeks to cancel Scotts' Miracle-Gro(R) and Design trademark registration and Scotts' pending Ortho(R) Orthene(R) Fire Ant Killer And Design trademark application. We believe that this counterclaim is completely without merit.

     The court held a hearing on July 24 and 25, 2002, on Scotts' motion for preliminary injunction and denied the motion on August 23, 2002. We have appealed this court's denial of our motion for preliminary injunction.

     We do not anticipate incurring any damages relating to this action.

  SCOTTS V. AVENTIS S.A. AND STARLINK LOGISTICS, INC.

     On August 9, 2002, Scotts filed suit against Aventis S.A. and its wholly owned subsidiary Starlink Logistics, Inc. in the U.S. District Court for the Southern District of Ohio. In the complaint, Scotts alleges it is entitled to injunctive and monetary relief arising from Aventis' and Starlink's interference with Scotts'

                                      ----
contractual right to purchase a company called TechPac, L.L.C. from one of Aventis' former subsidiaries, Aventis CropScience. The complaint alleges that pursuant to a contract between Scotts and a predecessor-in-interest to Aventis CropScience, Aventis CropScience was obligated to make a bona fide offer to sell its interest in TechPac to Scotts. The complaint further alleges that Aventis directed Aventis CropScience to make a belated sham offer to Scotts and that later, upon the sale of Aventis CropScience to Bayer AG, Aventis transferred ownership of TechPac to Starlink, an act which has made it impossible for Aventis CropScience's successor-in-interest to make a bona fide offer to sell TechPac to Scotts.

     In this suit, Scotts seeks to ensure that it is able to exercise its right to receive a bona fide offer to acquire TechPac, and Scotts seeks to recover compensatory and punitive damages in an amount as yet undetermined for Aventis' and Starlink's interference with Scotts' right to receive such an offer. On October 4, 2002, Starlink filed a motion to dismiss the complaint on jurisdictional grounds. Scotts intends to vigorously oppose this motion and to vigorously prosecute its claims against Aventis and Starlink. Discovery on jurisdictional issues recently commenced. A trial date has not been set.

OTHER

     We are involved in other lawsuits and claims which arise in the normal course of our business. In our opinion, these claims individually and in the aggregate are not expected to result in a material adverse effect on our results of operations, financial position or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal 2002.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF REGISTRANT

     The executive officers of The Scotts Company, their positions and, as of November 25, 2002, their ages and years with The Scotts Company (and its predecessors) are set forth below.

                                                                                      Years with
                                                                                    Scotts (And Its
Name                     Age                    Position(s) Held                     Predecessors)
---------------------------------------------------------------------------------------------------
Charles M. Berger        66    Chairman of the Board                                       6
James Hagedorn           47    President, Chief Executive Officer and a Director          15
Michael P. Kelty, Ph.D.  52    Vice Chairman and Executive Vice President                 23
David M. Aronowitz       46    Executive Vice President, General Counsel and               4
                               Secretary
Denise S. Stump          48    Senior Vice President, Human Resources Worldwide            2
Patrick J. Norton        52    Executive Vice President, Chief Financial Officer           2
                               and a Director
Michel J. Farkouh        45    Executive Vice President, International Consumer            4
                               Business Group
L. Robert Stohler        61    Executive Vice President, North America                     7

     Executive officers serve at the discretion of the Board of Directors pursuant to employment agreements or other arrangements.

     The business experience of each of the persons listed above during at least the past five years is as follows:

     Mr. Berger was elected Chairman of the Board of Directors of Scotts in August 1996. From August 1996 to May 2001, he was also Chief Executive Officer of Scotts, and from August 1996 until April 2000, he was also President of Scotts. Mr. Berger came to Scotts from H.J. Heinz Company. During his 32-year career at Heinz, he held the positions of Chairman and Chief Executive Officer of Heinz India Pvt. Ltd. (Bombay); Chairman, President and Chief Executive Officer of Weight Watchers International, Inc., a Heinz affiliate; Managing Director and Chief Executive Officer of Heinz-Italy (Milan), the largest Heinz profit center in Europe; General Manager, Marketing, for Heinz U.S. grocery products; Marketing Director for Heinz U.K.

                                      ----

(London); and Director of Corporate Planning at Heinz World Headquarters. Mr. Berger intends to resign from his positions as Chairman of the Board and as a director of The Scotts Company on January 30, 2003.

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

     Ms. Stump was named Senior Vice President, Human Resources Worldwide of Scotts in October 2002. From July 2001 until October 2002, Ms. Stump served as Vice President, Human Resources North America, of Scotts. From September 2000 until July 2001, Ms. Stump served as Vice President, Human Resources Technology and Operations, of Scotts. From April 1998 to September 2000, Ms. Stump served as Director, Human Resources, for the Ross Products Division of Abbott Laboratories. Ms. Stump joined the Ross Products Division of Abbott Laboratories in 1996.

     Mr. Norton was named Executive Vice President and Chief Financial Officer of Scotts in May 2000, having served as interim Chief Financial Officer of Scotts since February 2000. From 1983 until February 1997, Mr. Norton was the President, Chief Executive Officer and a director of Barefoot Inc., the second largest lawn care company in the United States prior to its acquisition in February 1997 by ServiceMaster. Mr. Norton also serves as a director of Scotts. Mr. Norton has announced his retirement from his position as Executive Vice President and Chief Financial Officer to be effective January 1, 2003. He will be succeeded by Mr. Christopher Nagel, Senior Vice President, Finance of Scotts.

     Mr. Farkouh was named Executive Vice President, International Consumer Business Group, of Scotts in October 2001. From May 2001 to October 2001, he served as Senior Vice President, International Consumer Business Group, of Scotts, having served as interim Senior Vice President, International Consumer Business Group from October 2000 to May 2001. From May 1999 to October 2000, he served as Senior Vice President, Zone 3, International, having joined Scotts France SAS in January 1999. From January 1997 to the time he joined Scotts, he was Vice President, Worldwide Lawn and Garden Category Manager, of Monsanto Company.

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

                                                                    Sale Prices
                                                              ------------------------
                                                               High              Low
--------------------------------------------------------------------------------------
FISCAL 2001
1st quarter                                                   $38.125          $28.875
2nd quarter                                                    43.070           36.625
3rd quarter                                                    47.100           36.130
4th quarter                                                    42.020           33.320

FISCAL 2002
1st quarter                                                   $47.300          $34.450
2nd quarter                                                    48.990           43.470
3rd quarter                                                    50.350           42.390
4th quarter                                                    49.390           35.430

     We have not paid dividends on the common shares in the past and do not presently plan to pay dividends on the common shares. It is presently anticipated that earnings will be retained and reinvested to support the growth of our business. The payment of future dividends, if any, on common shares will be determined by the Board of Directors of Scotts in light of conditions then existing, including our earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors.

     As of December 6, 2002, there were approximately 9,040 shareholders including holders of record and our estimate of beneficial holders.

                                      ----

ITEM 6. SELECTED FINANCIAL DATA

                               FIVE YEAR SUMMARY
                    FOR THE FISCAL YEAR ENDED SEPTEMBER 30,
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                               2002(1)       2001(1)(2)       2000(1)       1999(3)       1998(4)
-----------------------------------------------------------------------------------------------------------------
OPERATING RESULTS:
  Net sales(7)                                 $1,760.6       $1,695.8        $1,656.2      $1,550.6      $1,066.0
  Gross profit(7)(5)                             634.9          596.4          603.8         563.3          351.0
  Income from operations(5)                      239.2          116.4          210.2         196.1           94.1
  Income before extraordinary items and
    cumulative effect of change in
    accounting                                   101.0           15.5           73.1          69.1           37.0
  Income applicable to common
    shareholders                                  82.5           15.5           66.7          53.5           26.5
  Depreciation and amortization                   43.5           63.6           61.0          56.2           34.5
FINANCIAL POSITION:
  Working capital                                278.3          249.1          234.1         274.8          135.3
  Property, plant and equipment, net             329.2          310.7          290.5         259.4          197.0
  Total assets                                 1,901.4        1,843.0         1,761.4       1,769.6       1,035.2
  Total debt                                     829.4          887.8          862.8         950.0          372.5
  Total shareholders' equity                     593.9          506.2          477.9         443.3          403.9
CASH FLOWS:
  Cash flows from operating activities           224.3           65.7          171.5          78.2           71.0
  Investments in property, plant and
    equipment                                     57.0           63.4           72.5          66.7           41.3
  Cash invested in acquisitions,
    including payments on seller notes            63.0           37.6           19.3         506.2          151.4
RATIOS:
  Operating margin                                13.6%           6.9%          12.7%         12.6%           8.8%
  Current ratio                                    1.6            1.5            1.6           1.7            1.6
  Total debt to total book capitalization         58.3%          63.7%          64.3%         68.2%          48.0%
  Return on average shareholders' equity
    (book value)                                  15.0%           3.1%          14.5%         12.6%           6.7%
PER SHARE DATA:
  Basic earnings per common share(8)           $  2.81        $  0.55         $ 2.39        $ 2.93        $  1.42
  Diluted earnings per common share(8)            2.61           0.51           2.25          2.08           1.20
  Price to diluted earnings per share,
    end of period                                 16.0           66.9           14.9          16.6           25.5
  Stock price at year-end                        41.69          34.10          33.50         34.63          30.63
  Stock price range -- High                      50.35          47.10          42.00         47.63          41.38
  Stock price range -- Low                       34.45          28.88          29.44         26.63          26.25
OTHER:
  EBITDA(6)                                      282.6          180.0          271.2         252.3          128.6
  EBITDA margin(6)                                16.1%          10.6%          16.4%         16.3%          12.1%
  Interest coverage (EBITDA/interest
    expense)(6)                                    3.7            2.1            2.9           3.2            4.0
  Average common shares outstanding               29.3           28.4           27.9          18.3           18.7
  Common shares used in diluted earnings
    per common share calculation                  31.7           30.4           29.6          30.5           30.3
  Dividends on Class A Convertible
    Preferred Stock                            $   0.0        $   0.0         $  6.4        $  9.7        $   9.8

---------------

NOTE: Prior year presentations have been changed to conform to fiscal 2002 presentation; these changes did not impact net income.

(1) Includes various Scotts LawnService(R) acquisitions from dates acquired.

(2) Includes Substral(R) brand acquired from Henkel KGaA from January 2001.

(3) Includes Rhone-Poulenc Jardin (nka Scotts France SAS) from October 1998, ASEF Holding BV from December 1998 and the non-Roundup(R) ("Ortho") business from January 1999.

(4) Includes EarthGro, Inc. from February 1998.

                                      ----

(5) Income from operations for fiscal 2002, 2001 and 1998 includes $8.1, $75.7 and $20.4 of restructuring and other charges, respectively. Gross profit for fiscal 2002 and 2001 includes $1.7 and $7.3 of restructuring and other charges, respectively.

(6) EBITDA is defined as income from operations, plus depreciation and amortization. We believe that EBITDA provides additional information for determining our ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient to meet cash requirements. EBITDA margin is calculated as EBITDA divided into net sales. Our measure of EBITDA may not be similar to other similarly titled captions used by other companies.

(7) For fiscal 2002, we adopted EITF 00-25 "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products" which requires that certain consideration from a vendor to a retailer be classified as a reduction in sales. As have many other companies, we have historically classified these as advertising and promotion costs. The information for all periods presented reflects this new method of presentation. Also, certain expenses previously recorded as advertising were reclassified to marketing within selling, general and administrative expenses. The amounts reclassified as a result of adopting this new accounting policy are as follows:

                                                       For the years ended September 30,
                                                      ------------------------------------
                                                       2001      2000      1999       1998
------------------------------------------------------------------------------------------
Net sales                                             $(51.1)   $(53.6)   $(51.9)   $(17.3)
Gross profit                                           (54.2)    (55.5)    (51.9)    (17.3)
Advertising                                            (61.1)    (64.8)    (56.2)    (17.3)
Selling, general and administrative                      6.9       9.3       4.3

(8) Basic and diluted earnings per share would have been as follows if the accounting change for intangible assets adopted in the fiscal year beginning October 1, 2001, had been adopted as of October 1, 1999:

                                                                           For the years
                                                                               ended
                                                                           September 30,
                                                                           --------------
                                                                           2001     2000
-----------------------------------------------------------------------------------------
Income available to common shareholders                                    $32.1    $83.4
Basic earnings per share                                                    1.13     2.98
Diluted earnings per share                                                  1.05     2.81

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Scotts is a leading manufacturer and marketer of consumer branded products for lawn and garden care and professional horticulture in the United States and Europe. We also have a presence in Australia, the Far East, Latin America and South America. Also, in the United States, we operate the second largest residential lawn service business, Scotts LawnService(R). Our operations are divided into four business segments: North American Consumer, Scotts LawnService(R), International Consumer, and Global Professional. The North American Consumer segment includes the Lawns, Gardens, Growing Media, Ortho and Canadian business groups.

     In fiscal 2002 we continued the rapid expansion of our Scotts LawnService(R) business. Through acquisitions and internal growth, revenues increased from nearly $42 million in fiscal 2001 to over $75 million in fiscal 2002. We expect to do approximately $30 million of lawn service acquisitions annually for fiscal 2003 and beyond.

     As a leading consumer branded lawn and garden company, we focus our consumer marketing efforts, including advertising and consumer research, on creating consumer demand to pull products through the retail distribution channels. In the past three years, we have spent approximately 5% of our gross sales

                                      ----
annually on media advertising to support and promote our products and brands. We have applied this consumer marketing focus for the past several years, and we believe that Scotts receives a significant return on these marketing expenditures. We expect that we will continue to focus our marketing efforts toward the consumer and make additional significant investments in consumer marketing expenditures in the future to continue to drive market share and sales growth. In fiscal 2003 we expect to increase advertising spending and our advertising to net sales ratio as we deliver a new media message for the Ortho line, increase our advertising reach in Europe and continue to have the largest share of voice in the lawn and garden category in North America.

     Our sales are susceptible to global weather conditions, primarily in North America and Europe. For instance, periods of wet weather can slow fertilizer sales but can create increased demand for pesticide sales. We believe that our past acquisitions have diversified both our product line risk and geographic risk to weather conditions.

     Our operations are also seasonal in nature. In fiscal 2001, net sales by quarter were 8.7%, 42.1%, 35.2% and 14.0% of total year net sales, respectively. Operating losses were reported in the first and fourth quarters of fiscal 2001 while significant profits were recorded for the second and third quarters. The sales trend in fiscal 2002 followed a somewhat different pattern than our historical experience due to retailer initiatives to reduce their investment in inventory and improve their inventory turns. This has caused a sales shift from the second quarter to the third and fourth quarters that coincides more closely to when consumers buy our products. Net sales by quarter were 9.3%, 34.2%, 39.3% and 17.2% in fiscal 2002. The trend of operating losses in the first and fourth quarters and significant operating profits in the second and third quarters continued in fiscal 2002. There has also been a shift in profitability between the second and third quarters with the third quarter now more profitable than the second.

     In fiscal 2001, restructuring and other charges of $75.7 million were recorded for reductions in work force, facility closures, asset writedowns, and other related costs. Certain costs associated with this restructuring initiative, including costs related to the relocation of equipment, personnel and inventory, were not recorded as part of the restructuring costs in fiscal 2001. These costs, which totaled $4.1 million, were recorded as they were incurred in fiscal 2002 as required under generally accepted accounting principles in the United States.

     In fiscal 2002 we announced a major initiative to improve the operations and profitability of our European-based consumer and professional businesses. Over the next three years we anticipate spending $50 to $60 million on various projects, approximately 25% of which will be capital expenditures. Certain projects will result in the recognition of restructuring and other charges over the duration of this initiative. In the fourth quarter of fiscal 2002 we announced the closure of a manufacturing plant in Bramford, England. The closure will occur in late fiscal 2003. The depreciation of fixed assets at the facility will be accelerated so that they are fully depreciated by the closure date. In the fourth quarter of fiscal 2002 $4.0 million of severance and additional pension costs related to the closure were recorded and reported as restructuring and other charges.

     In fiscal 2001, Scotts adopted accounting policies that required certain amounts payable to customers or consumers related to the purchase of our products to be recorded as a reduction in net sales rather than as advertising and promotion expense (e.g., volume rebates and coupons). In fiscal 2002, Scotts adopted EITF 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." This standard requires Scotts to record certain of its cooperative advertising expenditures as reductions of net sales rather than as advertising and promotion expense. Results for fiscal years 2001 and 2000 have been reclassified to conform to this new presentation method for these expenses.

     In addition, in fiscal 2002 we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This statement eliminates the requirement to amortize indefinite-lived assets and goodwill. It also requires an initial impairment test on all indefinite-lived assets as of the date of adoption of this standard and impairment tests done at least annually thereafter. As a result of adopting the standard as of October 1, 2001, amortization expense for fiscal 2002 was reduced by approximately $21.0 million.

     We completed our impairment analysis in the second quarter of 2002, taking into account additional guidance provided by EITF 02-07, "Unit of Measure for Testing Impairment of Indefinite-Lived Intangible

                                      ----

Assets." As a result, a pre-tax impairment charge related to the value of tradenames in our German, French and United Kingdom consumer businesses of $29.8 million was recorded as of October 1, 2001. After income taxes, the net charge was $18.5 million which is recorded as a cumulative effect of a change in accounting principle. There was no goodwill impairment as of the date of adoption.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The following discussion and analysis of the consolidated results of operations and financial position should be read in conjunction with our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, restructuring, environmental matters, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates that we believe are most critical to our reporting of results of operations and financial position are as follows:

     - We have significant investments in property and equipment, intangible assets and goodwill. Whenever changing conditions warrant, we review the realizability of the assets that may be impacted. At least annually we review indefinite-lived intangible assets for impairment. The review for impairment of long-lived assets, intangibles and goodwill takes into account estimates of future cash flows. Our estimates of future cash flows are based upon budgets and longer-range plans. These budgets and plans are used for internal purposes and are also the basis for communication with outside parties (lenders, analysts, etc.) about future business trends. While we believe the assumptions we use to estimate future cash flows are reasonable, there can be no assurance that the expected future cash flows will be realized. As a result, impairment charges that possibly should have been recognized in earlier periods may not be recognized until later periods if actual results deviate unfavorably from earlier estimates.

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

     - As described more fully in the notes to the consolidated financial statements for the year ended September 30, 2002, we are involved in significant environmental and legal matters which have a high degree of uncertainty associated with them. We continually assess the likely outcomes of these matters and the adequacy of amounts, if any, provided for these matters. There can be no assurance that the ultimate outcomes will not differ materially from our assessment of them. There can also be no assurance that all matters that may be brought against us or that we may bring against other parties are known to us at any point in time.

                                      ----

     - We accrue for the estimated costs of customer volume rebates, cooperative advertising, consumer coupons and other trade programs as the related sales occur during the year. These accruals involve the use of estimates as to the total expected program costs and the expected sales levels. Historical results are also used to evaluate the accuracy and adequacy of amounts provided at interim dates and year end. There can be no assurance that actual amounts paid for these trade programs will not differ from estimated amounts accrued. However, we believe any such differences would not be material to our financial position or results of operations.

     - We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. Valuation allowances are used to reduce deferred tax assets to the balance that is more likely than not to be realized. We must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowance. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income statement reflects the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to this valuation allowance. The Company uses an estimate of its annual effective tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end.

     - Also, as described more fully in notes to the consolidated financial statements, we have not accrued the deferred contribution under the Roundup(R) marketing agreement with Monsanto or the per annum charges thereon. We consider this method of accounting for the contribution payments to be appropriate after consideration of the likely term of the agreement, our ability to terminate the agreement without paying the deferred amounts, and the fact that approximately $18.6 million of the deferred amount is never paid, even if the agreement is not terminated prior to 2018, unless significant earnings targets are exceeded. At September 30, 2002, contribution payments and related per annum charges of approximately $50.2 million had been deferred under the agreement.

NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". This statement modifies and amends the accounting for restructuring activities that are currently accounted for in accordance with EITF Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires most charges to be recorded when they are incurred, rather than when it is identified that a cost resulting from a restructuring activity is likely to be incurred. This Statement applies to restructuring activities occurring after December 31, 2002. The adoption of this standard will not have an impact on the Company's restructuring costs incurred prior to the adoption of SFAS No. 146. However the adoption of Statement 146 can be expected to impact the timing of liability recognition associated with future restructuring and exit activities.

     Also, in fiscal 2003 we will change our accounting for stock option grants prospectively. Grants awarded after September 30, 2002 will be expensed in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Based on historical option grant levels, compensation expense is expected to increase by approximately $4 million in fiscal 2003. Since expensing occurs ratably over the three-year vesting period of the options, the full effect of expensing option grants, assuming similar levels of option grants in each of fiscal 2003, 2004 and 2005 and a constant option value for each of the awards, will be approximately $12 million per year beginning in fiscal 2005.

                                      ----

RESULTS OF OPERATIONS

     The following table sets forth the components of income and expense as a percentage of net sales for the three years ended September 30, 2002:

                                                           2002                  2001               2000
---------------------------------------------------------------------------------------------------------
Net sales                                                  100.0%                100.0%             100.0%
Cost of sales                                               63.9                  64.8               63.6
                                                           -----                 -----              -----
Gross profit                                                36.1                  35.2               36.4
Commission earned from marketing agreement, net              0.9                   1.2                1.8
Advertising                                                  4.7                   5.3                5.4
Selling, general and administrative                         18.7                  19.1               18.9
Restructuring and other charges                              0.4                   4.0                0.0
Amortization of goodwill and other intangibles               0.3                   1.6                1.6
Other income, net                                           (0.7)                 (0.5)              (0.4)
                                                           -----                 -----              -----
Income from operations                                      13.6                   6.9               12.7
Interest expense                                             4.3                   5.2                5.7
                                                           -----                 -----              -----
Income before income taxes                                   9.3                   1.7                7.0
Income taxes                                                 3.5                   0.8                2.6
                                                           -----                 -----              -----
Income before cumulative effect of accounting
  change                                                     5.8                   0.9                4.4
Cumulative effect of change in accounting for
  intangible assets, net of tax                             (1.1)                  0.0                0.0
                                                           -----                 -----              -----
Net income                                                   4.7                   0.9                4.4
Dividends on Class A Convertible Preferred Stock             0.0                   0.0                0.4
                                                           -----                 -----              -----
Income applicable to common shareholders                     4.7%                  0.9%               4.0%
                                                           =====                 =====              =====

     The following table sets forth net sales by business segment for the three years ended September 30, 2002:

                                                     2002                     2001                  2000
----------------------------------------------------------------------------------------------------------
                                                                        ($ millions)
North American Consumer:
  Lawns                                            $  523.3                 $  495.8              $  452.2
  Growing Media                                       330.6                    296.9                 287.0
  Ortho                                               220.9                    222.2                 236.1
  Gardens                                             141.1                    149.4                 149.8
  Canada                                               26.7                     26.5                  28.2
  Other                                                12.2                     26.0                  36.2
                                                   --------                 --------              --------
     Total                                          1,254.8                  1,216.8               1,189.5
Scotts LawnService(R)                                  75.6                     41.2                  21.4
International Consumer                                249.0                    252.1                 264.8
Global Professional                                   181.2                    185.7                 180.5
                                                   --------                 --------              --------
Consolidated                                       $1,760.6                 $1,695.8              $1,656.2
                                                   ========                 ========              ========

FISCAL 2002 COMPARED TO FISCAL 2001

     Net sales for fiscal 2002 increased nearly 4% to $1,760.6 million from $1,695.8 million in fiscal 2001.

     North American Consumer segment net sales were $1,254.8 million in fiscal 2002, an increase of $38.0 million, or 3.1% from net sales for fiscal 2001 of $1,216.8 million. Within the North American Consumer segment, compared to net sales for fiscal 2001, Lawns net sales increased over 5.5% due to strong acceptance of our new SummerGuard product and continued strong sales of Turf Builder(R) weed control products and grass seed; Growing Media sales increased over 11% due to continued strong performance of our value added line of Miracle-Gro(R) potting mix and garden soil. Ortho sales were down slightly from fiscal 2001 to fiscal 2002. Despite an increase in consumer purchases of certain product

                                      ----
lines, overall Ortho sales declined slightly in fiscal 2002 as we reduced national television advertising support to reassess our campaign for this line and prepare for a new campaign in fiscal 2003. Gardens sales declined over 5.5%, primarily due to a colder and wetter May (the business' peak sales month) in the Midwest and Eastern portions of the U.S.

     Scotts LawnService(R) revenues increased over 83% from $41.2 million in fiscal 2001 to $75.6 million in fiscal 2002. The growth in revenue reflects the growth in the business from the acquisitions completed in fiscal 2002, new branch openings in late winter of 2001 and the growth in customers from our spring 2002 and fall 2001 marketing campaigns. Spending on acquisitions, including seller-financing, increased from nearly $18.0 million in fiscal 2001 to over $54.0 million in fiscal 2002. Due to one major acquisition, nearly one-half of fiscal 2002's acquisition spending occurred in August 2002 resulting in only a minor contribution to fiscal 2002's revenue growth.

     Net sales for the International Consumer segment were $249.0 million in fiscal 2002, which were $3.1 million, or 1.2%, lower than net sales for fiscal 2001. Excluding the effects of currency fluctuations, net sales declined over $7.0 million from fiscal 2001 to fiscal 2002. Efforts by retailers to reduce their inventory investment and more closely time their purchases to consumer purchases contributed to the year over year sales decrease.

     Net sales for the Global Professional segment were $181.2 million in fiscal 2002, which were $4.5 million, or 2.4%, lower than net sales for fiscal 2001. The decline was primarily in North America where our customers, the end-user growers, have been impacted by retailer initiatives to reduce inventory levels.

     Selling price changes were not material to net sales in fiscal 2002 or fiscal 2001.

     Gross profit increased $38.5 million in fiscal 2002 from fiscal 2001. As a percentage of net sales, gross profit was 36.1% of net sales in fiscal 2002 compared to 35.2% in fiscal 2001. In North America, cost savings from our supply chain and purchasing initiatives to reduce manufacturing costs were partially offset by lower absorption of fixed costs due to lower production levels. Production levels were lowered in order to reduce North American inventory levels, which declined over $92 million from the end of fiscal 2001 to the end of fiscal 2002. Other factors affecting margins were better product mix, particularly in our Lawns and Growing Media businesses, and the increasing contribution of our rapidly growing Scotts LawnService(R) business which has higher margins than our other business units. Lastly, restructuring expenses included in cost of sales declined from $7.3 million in fiscal 2001 to $1.7 million in fiscal 2002 which improved gross profit as a percentage of net sales by 32 basis points.

     The net commission earned from marketing agreement in fiscal 2002 was $16.2 million compared to $20.8 million in fiscal 2001. The decrease from the prior year is primarily due to a $5.0 million increase in the contribution payment due to Monsanto to $20.0 million in fiscal 2002 from $15.0 million in fiscal 2001.

     Advertising expenses in fiscal 2002 were $82.2 million, a decrease of $6.9 million from advertising expenses in fiscal 2001 of $89.1 million. The decrease in advertising expenses from the prior year is primarily due to efficiencies from improved media buying and lower rates and reduced media spending on the Ortho line which was replaced with more in-store promotional support, which is a marketing expense included in selling, general and administrative expenses.

     Selling, general and administrative ("SG&A") expenses in fiscal 2002 were $336.0 million compared to $392.5 million for fiscal 2001. The reduction is primarily due to restructuring and other charges of $68.4 million in fiscal 2001 compared to only $6.4 million in fiscal 2002. Excluding restructuring expenses in both fiscal years, the $3.0 million environmental charge in fiscal 2002 and selling, general and administrative expenses of the Scotts LawnService(R) business from both fiscal 2002 and 2001 results, SG&A expenses were $295.8 million, or 17.6% of net sales, in fiscal 2002 compared to $307.5 million, or 18.6% of net sales in fiscal 2001 which reflects the benefits in fiscal 2002 from the cost reduction efforts undertaken in 2001 through reduction in workforce and other restructuring activities even though other costs such as litigation related legal expenses and information systems support expenses increased in fiscal 2002 from fiscal 2001.

     Fiscal 2002 includes $1.7 million of restructuring charges in costs of goods sold related to the redeployment of inventory from closed plants and warehouses and $2.4 million in selling, general and

                                      ----
administrative expenses related to the relocation of personnel for the restructuring activities initiated in fiscal 2001. Under generally accepted accounting principles in the United States, these costs have been expensed in the period incurred. Also, in the fourth quarter of fiscal 2002 approximately $4.0 million in restructuring charges, primarily severance and pension costs, related to the announced closure of a plant in Bramford, England were recorded. In fiscal 2001, $7.3 million of restructuring and other charges were recorded in cost of goods sold and $68.4 million in selling, general and administrative costs.

     Amortization of goodwill and intangibles in fiscal 2002 declined to $5.7 million from $27.7 million in fiscal 2001, primarily due to the adoption of SFAS No. 142 in fiscal 2002 as described previously.

     Other income was $12.0 million for fiscal 2002, compared to $8.5 million in fiscal 2001. The increase is primarily due to the gain and other income from the agreement for the cessation of peat extraction in the United Kingdom of approximately $6.6 million. This transaction with English Nature is more fully described in the "Liquidity and Capital Resources" section. This gain was partially offset by lower royalty income due to the phase out in 2002 of a lawn mower program at a major North American retailer and a one-time insurance settlement gain in fiscal 2001.

     Income from operations for fiscal 2002 was $239.2 million, compared with $116.4 million for fiscal 2001. The increase in income from operations over the prior year is the result of lower restructuring expenses, increased gross margin from the increase in net sales, lower advertising spending, lower selling, general and administrative expenses, and the effect of the change in accounting for amortization of indefinite-lived assets.

     For segment reporting purposes, earnings before interest, taxes and amortization is used as the measure for Income from Operations ("operating income"). On that basis, operating income in the North American Consumer segment increased from $250.7 million for fiscal 2001 to $273.7 million for fiscal 2002 on an increase in net sales from $1,216.8 million in fiscal 2001 to $1,254.8 million in fiscal 2002. Gross margin improvement from supply chain cost reductions, improved mix in Lawns and Growing Media, and reduced media spending levels offset by lower overhead absorption due to lower production levels, lower Roundup commission and lower licensee royalties generated the improvement of North American Consumer operating income.

     Scotts LawnService's(R) operating income increased from $4.7 million in fiscal 2001 to $8.8 million in fiscal 2002 due to the over 80% increase in net sales driven by internal growth and acquisitions.

     International Consumer operating income was $16.6 million for fiscal 2002, compared to a loss of $4.0 million for fiscal 2001 even though net sales declined to $249.0 million from $252.1 million during the periods. Income increased due to the peat transaction with English Nature, lower spending on selling, general and administrative expenses, and restructuring charges which declined from $10.5 million in fiscal 2001 to $4.5 million in fiscal 2002.

     Global Professional operating income increased slightly to $13.1 million in fiscal 2002 from $12.7 million in fiscal 2001 despite a slight reduction in net sales due to cost controls implemented in fiscal 2002.

     Interest expense for fiscal 2002 was $76.3 million, a decrease of $11.4 million from interest expense for fiscal 2001 of $87.7 million. The decrease in interest expense was primarily due to a reduction in average borrowings as compared to the prior year due to increased profitability and lower working capital, and lower interest rates on our debt. The weighted average cost of debt was 7.65% in fiscal 2002 compared to 8.47% in fiscal 2001.

     Income tax expense for fiscal 2002 was $61.9 million, compared with income tax expense for fiscal 2001 of $13.2 million. The increase in income tax expense from the prior year is the result of higher pre-tax income in fiscal 2002 for the reasons noted above. The lower estimated income tax rate for fiscal 2002 of 38% compared to 46% for fiscal 2001 is primarily due to effect of the elimination of amortization expense for book purpose that was not deductible for tax purposes and higher earnings in fiscal 2002.

     The Company reported income before cumulative effect of accounting changes of $101.0 million for fiscal 2002, compared to $15.5 million for fiscal 2001. After the charge of $29.8 million ($18.5 million, net of tax) for the impairment of tradenames in our German, French and United Kingdom businesses, net income for fiscal 2002 was $82.5 million, or $2.61 per diluted share, compared to net income of

                                      ----

$15.5 million or $.51 per diluted share in fiscal 2001. If SFAS No. 142 had been adopted as of the beginning of fiscal 2001 diluted earnings per share for fiscal 2001 would have been $1.05 excluding impairment charges, if any, that would have been recorded upon adoption at October 1, 2000. Diluted earnings per share in fiscal 2002 would have been $3.19 per share if the impairment charge was excluded.

     Average diluted shares outstanding increased from 30.4 million in fiscal 2001 to 31.7 million in fiscal 2002 due to option and warrant exercises, and the impact on common stock equivalents of a higher average share price in fiscal 2002.

FISCAL 2001 COMPARED TO FISCAL 2000

     Net sales for fiscal 2001 were $1,695.8 million, an increase of 2.4% over fiscal 2000 sales of $1,656.2 million. As discussed below, net sales increased over 2.3% in the North American Consumer segment; whereas, net sales declined by 4.8% in the International Consumer segment and Global Professional net sales were up 2.9%. Net sales for the Scotts LawnService(R) segment increased 92.5% in fiscal 2001 over fiscal 2000.

     North American Consumer net sales were $1,216.8 million in fiscal 2001 compared to net sales of $1,189.5 million. Net sales in the Lawns business within this segment were $495.8 million in fiscal 2001, a 9.6% increase over fiscal 2000 net sales of $452.2 million, primarily due to the introduction of a new line of grass seed products. Net sales in the Growing Media business increased 3.5% to $296.9 million in fiscal 2001 from $287.0 million in fiscal 2000 due to the continuation of the successful roll out of the value-added line of Miracle-Gro(R) branded garden and potting soils in the Growing Media business. Sales of branded soils increased from $74 million in fiscal 2000 to $101 million in fiscal 2001. Net sales in the Ortho business decreased 5.9% to $222.2 million in fiscal 2001 from $236.1 million in fiscal 2000 due primarily to the weather and product availability issues due to ERP system data problems. The other sales category consists of sales under a supply agreement to the purchaser of the ProTurf(R) business in 2001 and actual sales of the ProTurf(R) business in fiscal 2000 prior to the date of sale.

     Selling price changes were not material to net sales in fiscal 2001 or fiscal 2000.

     Net sales in the Scotts LawnService(R) business increased 92.5% to $41.2 million in fiscal 2001 from $21.4 million in fiscal 2000. This growth reflects continued expansion through acquisitions and new branch openings, as well as the success of our direct marketing campaign utilizing the Scotts(R) brand name.

     International Consumer net sales decreased 4.8% to $252.1 million in fiscal 2001, compared to $264.8 million in fiscal 2000. Excluding the adverse impact of changes in exchange rates, net sales for International Consumer increased over 3% compared to the prior year. The increase in sales is primarily due to the successful sell-in of a new line of fertilizer products under the Substral(R) brand name acquired January 1, 2001.

     Net sales for Global Professional of $185.7 million for fiscal 2001 increased 2.9% from fiscal 2000 net sales of $180.5 million. Excluding the unfavorable impact of changes in foreign exchange rates, Global Professional net sales increased approximately 6.3% year over year. Approximately half of the increase was from professional seed sales which previously had been part of the Pro Turf business which was sold in May 2000.

     Gross profit decreased to $596.4 million in fiscal 2001, compared to $603.8 million in fiscal 2000. Excluding restructuring charges, gross profit was flat year over year. Gross profit, including restructuring charges, as a percentage of net sales was 35.2% in fiscal 2001 compared to 36.5% in fiscal 2000. The decrease in gross profit as a percentage of net sales was driven by the restructuring charges in fiscal 2001 which reduced gross profit by 90 basis points and unfavorable product mix in the Ortho and Gardens businesses and increased sales of seed which has a lower margin than fertilizers and control products, offset by lower distribution costs and the favorable margin impact from increased sales of value-added Growing Media products.

     The net commission earned from the Roundup(R) marketing agreement in fiscal 2001 was $20.8 million, compared to $29.3 million in fiscal 2000. Despite worldwide earnings for the consumer Roundup(R) business increasing by approximately $4.0 million from fiscal 2000 to fiscal 2001, the gross commission earned by Scotts was flat due to the increased earnings targets and reduced commission rate schedule in

                                      ----
the commission calculation for 2001 as compared to 2000. In addition, the net commission decreased due to the $10 million increase in contribution expenses as specified in the agreement.

     Advertising expenses for fiscal 2001 were $89.1 million, compared to fiscal 2000 advertising expenses of $89.0 million. Advertising expense declined as a percentage of net sales due to the impact of improved media buying efficiencies and lower advertising rates compared to the prior year.

     Selling, general and administrative expenses for fiscal 2001 were $324.1 million, an increase of $11.3 million, or 3.6%, over similar expenses in fiscal 2000 of $312.8 million. As a percentage of sales, selling, general and administrative expenses were 19.1% for fiscal 2001, compared to 18.9% for fiscal 2000. The increase in selling, general and administrative expenses from the prior year is partially due to an increase in selling expenses as a result of the change in the selling and distribution model for the North American Consumer businesses. The increase in selling, general and administrative expenses is also due to an increase in information technology expenses from the prior year as a result of the cost of many information technology resources being capitalized toward the cost of our enterprise resource planning system ("ERP") in fiscal 2000 and the increased depreciation on the new ERP system in fiscal 2001. Most of these information technology resources have assumed a system support function that is now being expensed as incurred.

     Selling, general and administrative expenses associated with restructuring and other non-operating expenses were $68.4 million for fiscal 2001. These charges, along with the $7.3 million which is included in cost of sales for the write-off of obsolete inventory, were primarily associated with the closure or relocation of certain plants and administrative facilities. Included in the $68.4 million charge in selling, general and administrative costs is $20.4 million to write-down to fair value certain property and equipment and other assets; $5.8 million of facility exit costs; $27.0 million of severance costs; and $15.2 million in other restructuring and other costs. The severance costs related to reduction in force initiatives and facility closures and consolidations in North America and Europe covering approximately 340 administrative, production, selling and other employees. Most severance costs were paid in fiscal 2002 with some payments extending into 2003. Most other fiscal 2001 restructuring related activities and costs were completed by the end of fiscal 2002.

     Amortization of goodwill and other intangibles increased to $27.7 million in fiscal 2001 from $27.1 million in fiscal 2000 due to the additional amortization related to the Substral(R) acquisition in December 2000 and numerous small acquisitions by Scotts LawnService(R) throughout fiscal 2001.

     Other income for fiscal 2001 was $8.5 million compared to $6.0 million for fiscal 2000. The increase in other income was primarily due to the favorable settlement of certain legal matters in fiscal 2001 and an insurance settlement from a seed warehouse fire. Fiscal 2000 results also included losses on the sale of miscellaneous assets which did not recur in fiscal 2001.

     Income from operations for fiscal 2001 was $116.4 million compared to $210.2 million for fiscal 2000. The decrease was the result of the restructuring and other charges and increased selling, general and administrative costs, the decline in the marketing agreement net commission and higher depreciation expense for the new ERP system in North America which was fully in service for all of fiscal 2001.

     For segment reporting purposes, earnings before interest, taxes and amortization is used as the measure for income from operations or operating income. On that basis, operating income in the North American Consumer segment increased from $243.3 million in fiscal 2000 to $250.7 million in fiscal 2001 due to the 2.3% increase in sales offset by lower margins due to mix and higher expenses for its sales force and the new ERP system. Scotts LawnService(R) had income from operations in fiscal 2001 of $4.7 million, compared to $0.9 million in fiscal 2000. This increase resulted from continued expansion through acquisitions and new branch openings. Operating income in the Global Professional segment declined from $26.4 million in fiscal 2000 to $12.7 million in fiscal 2001 due to lower sales due to poor weather and higher operating costs in the international Professional business, increased spending in biotechnology and new investments in branded plants initiatives. The operating cost structure in the international Professional business was addressed in the restructuring initiatives undertaken in late fiscal 2001. International Consumer segment operating income declined from income of $21.0 million in fiscal 2000 to a loss of $4.0 million in fiscal 2001. Excluding restructuring charges, International Consumer reported operating income of $6.0 million. The decline in income was due to lower sales related to poor weather in Europe and higher operating costs. The International Consumer cost structure was also

                                      ----
addressed in 2001's restructuring initiatives. The Corporate operating loss increased from $54.2 million in fiscal 2000 to $120.0 million in fiscal 2001 primarily due to restructuring charges related to the domestic business.

     Interest expense for fiscal 2001 was $87.7 million, a decrease of $6.2 million from fiscal 2000 interest expense of $93.9 million. The decrease in interest expense was primarily due to favorable interest rates. The average rate on our variable rate debt was 7.85% in fiscal 2001, compared to 8.78% in fiscal 2000.

     Income tax expense was $13.2 million for fiscal 2001, compared to $43.2 million in fiscal 2000. The effective tax rate in fiscal 2001 was 46%, compared to 37.1% for fiscal 2000. The primary driver of the change in the effective tax rate was the restructuring and other charges recorded in fiscal 2001, which reduced pre-tax income thereby increasing the effect of non-deductible goodwill amortization on the effective tax rate. Also, the prior year effective tax rate benefited from the elimination of tax reserves due to the settlement of certain tax contingencies.

     Net income was $15.5 million for fiscal 2001, or $.51 per common share on a diluted basis, compared to net income of $73.1 million for fiscal 2000, or $2.25 per common share on a diluted basis. Common shares and equivalents used in the computation of fully diluted earnings per share in fiscal 2001 and fiscal 2000 were 30.4 million and 29.6 million, respectively. The increase reflects more common share equivalents due to higher average stock prices and option exercises in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $224.3 million for fiscal 2002, compared to $65.7 million for fiscal 2001. The improvement in cash provided by operations was primarily from increased profitability and improved working capital driven by a reduction in inventory of over $99 million in fiscal 2002 as compared to an increase of $68.5 million in fiscal 2001. The seasonal nature of our operations generally requires cash to fund significant increases in working capital (primarily inventory) during the first half of the year. Receivables and payables also build substantially in the second quarter in line with increasing sales as the season begins. These balances liquidate over the latter part of the second half of the year as the lawn and garden season winds down. As of the end of fiscal 2002, accounts receivable had not declined at the same pace as in the prior year because of the shift in sales to the third and fourth quarters from the second quarter in fiscal 2002. Net sales were $303.3 million in the fourth quarter of fiscal 2002 compared to $236.7 million in the fourth quarter of fiscal 2001. As a result, accounts receivable were $249.9 million at September 30, 2002 compared to $220.8 million at September 30, 2001. Other significant changes in balance sheet accounts affecting cash provided by operating activities were the payment in 2002 of $27.9 million of restructuring liabilities from the 2001 restructuring compared to a buildup of restructuring reserves in 2001 of $37.3 million and increases to other liabilities, primarily pension related obligations, added $33.6 million in fiscal 2002 compared to only $7.6 million in fiscal 2001. Deferred taxes added $21.2 million to cash flows from operating activities due to tax benefits from the payment of restructuring accruals from 2001 in fiscal 2002 and additional bonus depreciation recognized for tax purposes in fiscal 2002.

     Our pension liabilities increased dramatically in fiscal 2002 due to the decline in investment performance and interest rates. The unfunded status of our curtailed defined benefit plans in the United States increased from a deficit of $12.2 million at September 30, 2001 to a deficit of $29.2 million at September 30, 2002. Our International plans went from a deficit of $24.3 million in fiscal 2001 to a deficit of $50.2 million in fiscal 2002. Employer contributions to the plans in fiscal 2003 are not expected to increase appreciably from fiscal 2002 contributions of $7.8 million.

     In April 2002, our subsidiary in the United Kingdom, working in conjunction with Friends of the Earth (U.K.), reached agreement with English Nature on the cessation of peat extraction activities at three peat bogs leased by us. In late April 2002, we received payments totaling $18.1 million for the transfer of our interests in the properties and for the immediate cessation of all but a limited amount of peat extraction on one of the three sites. Approximately $13.0 million was recorded as deferred income and will be recognized in income over the 29 month period which began in May 2002 and coincides with the period we are allowed to complete extraction activities at the one site. An additional $2.8 million was received for peat inventory sold to English Nature which will be used for restoration activities to be conducted at the various sites. We will also receive compensation for services rendered from time to time in assisting

                                      ----

English Nature in restoration activities. Further amounts of approximately $3.0 million will be payable to us upon cessation of peat extraction on the remaining site before October 2004 and the final transfer of interests in the property. This agreement is not expected to have an impact on the Company's ability to source these raw materials in the near term. The deferred revenue recorded in this transaction is included in the change in accrued taxes and liabilities for the portion to be recognized in fiscal 2003 and in the increase in other liabilities for the portion recognizable after fiscal 2003 in the Consolidated Statements of Cash Flows.

     Cash used in investing activities was $113.0 million for fiscal 2002, compared to $101.0 million in the prior year period. Payments on seller notes increased because of payments made on the Substral deferred purchase obligation in fiscal 2002. Cash payments on acquisitions completed by Scotts LawnService(R) increased to $30.5 million in fiscal 2002 from $13.0 million in fiscal 2001. The total value of acquisitions by Scotts LawnService(R), including property and equipment obtained in the acquisitions, in fiscal 2002 was $54.8 million, compared to nearly $18.0 million in fiscal 2001.

     In March 2002, an arbitration with Rhone-Poulenc Jardin concerning the amount paid for businesses acquired in 1998 was settled for a cash payment of $10.4 million to us of which $0.8 million was interest. After payment of legal fees of $2.6 million, the net proceeds of $7.0 million were recorded as reductions in goodwill and other indefinite-lived intangible assets. The net proceeds are reflected in the Consolidated Statements of Cash Flows as other cash flows from investing activities.

     Financing activities used cash of $41.8 million for fiscal 2002, compared to providing $21.4 million in the prior year. The decrease in cash from financing activities was primarily due to the repayment of borrowings under our credit facility in fiscal 2002 partially offset by the $70 million issuance of subordinated notes in January 2002. The net proceeds of this issuance were used to pay down borrowings on our revolving credit facility. Proceeds from the exercises of stock options increased to $19.7 million in fiscal 2002 from $17.0 million in fiscal 2001. In addition to option exercises in fiscal 2002, 1.2 million warrants were exercised in exchange for the issuance of 0.5 million treasury shares in a non-cash transaction.

     Our primary sources of liquidity are funds generated by operations and borrowings under our credit agreement. The credit agreement provided for borrowings in the aggregate principal amount of $1.1 billion consisting of term loan facilities in the aggregate amount of $525 million and a revolving credit facility in the amount of $575 million. Due to paydowns on our term loans, the amount available under the term loan facilities has been reduced to approximately $375 million as of September 30, 2002. Also, as of September 30, 2002, approximately $14 million of the $575 million revolving credit facility is committed for letters of credit; the balance of approximately $561 million is available for use.

     Total debt was $829.4 million as of September 30, 2002, a decrease of $58.4 million compared with total debt at September 30, 2001 of $887.8 million. The decrease in debt compared to the prior year was primarily due to scheduled debt repayments on our term loans during fiscal 2002 and the repayment of all borrowings on our revolver as of September 30, 2002 due to significantly improved cash flow from operations.

     At September 30, 2002 we are in compliance with all debt covenants. The credit agreement contains covenants on interest coverage and leverage. The credit agreement and the Subordinated Note indenture agreement also contain numerous negative covenants which we are also in compliance with in fiscal 2002. We expect to be in compliance with all covenants in fiscal 2003. There are no rating triggers in our credit agreement or the Subordinated Note indenture agreement.

     Total cash was $99.7 million at September 30, 2002, an increase of $81.0 million from September 30, 2001. Due to restrictions in our debt agreements on voluntary prepayments of indebtedness, we elected not to use the cash on hand at September 30, 2002 to paydown indebtedness because voluntary paydowns permanently reduce the total borrowing commitment available under the credit facility. A mandatory excess cash-flow prepayment of $24.4 million was paid in November 2002 based upon fiscal 2002's results of operations and cash flows.

     We did not repurchase any treasury shares in fiscal 2001 or fiscal 2002. We have not paid dividends on the common shares in the past and do not presently plan to pay dividends on the common shares. It

                                      ----
is presently anticipated that earnings will be retained and reinvested to support the growth of our business or to pay down indebtedness. The payment of future dividends, if any, on common shares will be determined by the Board of Directors of Scotts in light of conditions then existing, including our earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors.

     All of our off balance sheet financing is in the form of operating leases which are disclosed in the notes to consolidated financial statements included in Item 8 herein. We have no financial guarantees or other arrangements with any related parties other than our subsidiaries. All material intercompany transactions are eliminated in our consolidated financial statements. Certain transactions with executive officers are fully described and disclosed in our proxy statement. Such transactions pertain primarily to office space provided to and administrative services provided by Hagedorn Partnership, L.P. and do not exceed $150,000 per annum.

     In late April 2002, a jury awarded us payment of $22.5 million for amounts owed to us by Central Garden & Pet, a former distributor. At the same time, we were ordered to pay Central Garden & Pet $12.1 million for fees and credits owed to them. The verdict is subject to further revision by post trial motions and is also appealable. The final outcome cannot be determined until the final judgment is entered by the court and all appeals, if any, are concluded. We are unable to predict at this time when the determination of a final amount will occur or when, or if, we will receive final payment.

     In July 2002, the Company's Board of Directors approved a plan designed to significantly improve the profitability of the International consumer and professional businesses. The plan includes implementation of an SAP platform throughout Europe, as well as efforts to optimize operations in the United Kingdom, France and Germany, including the creation of a global supply chain. We estimate that there will be a cash outlay of $50-$60 million, of which approximately 25% will be capital expenditures, to implement this plan fully over by the end of fiscal 2005. A restructuring and other charge of $4.0 million was recorded in the fourth quarter of fiscal 2002 related to one of the projects in the plan, the announced closure of a manufacturing plant in Bramford, England.

     During the first quarter of fiscal 2003, a fork lift accident occurred at Scotts' plant in Chino, California. The accident resulted in the death of a Scotts' associate. Scotts believes that workers' compensation insurance coverage is the family's exclusive remedy against Scotts and therefore does not currently anticipate any action by the family against Scotts. There is some risk, however, that claims will be made by the employee's family against third parties, in which case Scotts may become involved in the litigation. Scotts believes it has defenses to any attempt to add Scotts as a defendant, but there can be no guarantees at this point that the defense would be successful. As of December 10, 2002, we are not aware of any complaint that has been filed relating to the accident or any other action by the employee's family.

     We are party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on accidents or product liability claims and alleged violations of environmental laws. We have reviewed our pending environmental and legal proceedings, including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of our insurance coverage and have established what we believe to be appropriate reserves. We do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations.

                                      ----

     The following table summarizes our future cash outflows for contractual obligations as of September 30, 2002 (in millions):

                                                                 Payments Due by Period
                                                --------------------------------------------------------
Contractual Cash Obligations          Total     Less than 1 year   1-3 years   4-5 years   After 5 years
--------------------------------------------------------------------------------------------------------
Debt                                 $  845.7        $105.8         $ 89.4      $181.3        $469.2
Operating leases                         88.1          21.2           30.7        12.6          23.6
Unconditional purchase obligations      238.1          84.9           82.6        40.6          30.0
Fixed interest payments                   6.8           3.7            3.1
Annual contribution payment
  under 10 year term of
  marketing agreement                   150.0          25.0           50.0        50.0          25.0
                                     --------        ------         ------      ------        ------
Total contractual cash obligations   $1,328.7        $240.6         $255.8      $284.5        $547.8
                                     ========        ======         ======      ======        ======

     In our opinion, cash flows from operations and capital resources will be sufficient to meet debt service and working capital needs during fiscal 2003, and thereafter for the foreseeable future. However, we cannot ensure that our business groups will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control.

ENVIRONMENTAL MATTERS

     We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial position. However, there can be no assurance that the resolution of these matters will not materially affect future quarterly or annual operating results. Additional information on environmental matters affecting us is provided in "ITEM 1. BUSINESS -- Environmental and Regulatory Considerations", "ITEM 1.
BUSINESS -- Regulatory Actions" and "ITEM 3. LEGAL PROCEEDINGS".

MANAGEMENT'S OUTLOOK

     We are very pleased with the Company's performance in fiscal 2002. We entered the year having just completed a significant restructuring and reduction in force in the fourth quarter of fiscal 2001. We set challenging goals for 2002 such as aggressive growth in sales and profitability, improved customer service from our order processing and supply chain organizations, improved cash flows from better management of working capital and significant cost savings from the restructuring and from new supply chain initiatives to cut costs. We also faced unforeseen problems during the year such as retailer initiatives to reduce inventory levels and improve their inventory turns, and the bankruptcy of a major customer in the United States.

     We were successful in 2002 because we executed well on all fronts. Scotts LawnService(R) increased revenues over 80%, while closing on more than $50 million of acquisitions, and our supply chain organization met its cost reduction targets while reducing inventories in North America by over $90 million and improving customer service. Increased profitability and working capital management brought free cash flow of $161 million. We also saw improvement in our International businesses and improved our return on invested capital.

     Our success in fiscal 2002 sets the stage for fiscal 2003. We are committed to the continued improvement of our International businesses. We have embarked upon a three year plan to invest in systems and reorganize our International operations to drive profitable growth. We have aggressive growth and acquisition goals for Scotts LawnService(R). We expect continued excellence from our supply chain
                                      ----
organization in efficient operations, customer service and cost cutting. We will invest in advertising and explore new distribution channels and products to leverage our strong brands and drive profitable growth in our North American businesses.

     We believe fiscal 2003 will be a year of profitable growth, with continued improvement in return on invested capital and strong cash flow.

FORWARD-LOOKING STATEMENTS

     We have made and will make "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in our 2002 Summary Annual Report, our 2002 Financial Statements and Other Information booklet, in this Form 10-K and in other contexts relating to future growth and profitability targets and strategies designed to increase total shareholder value. Forward-looking statements also include, but are not limited to, information regarding our future economic and financial condition, the plans and objectives of our management and our assumptions regarding our performance and these plans and objectives.

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

     Some forward-looking statements that we make in our 2002 Summary Annual Report, in our 2002 Financial Statements and Other Information booklet, in this Form 10-K and in other contexts represent challenging goals for our company, and the achievement of these goals is subject to a variety of risks and assumptions and numerous factors beyond our control. Important factors that could cause actual results to differ materially from the forward-looking statements we make are described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by the following cautionary statements.

     - OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND PREVENT US FROM FULFILLING OUR OBLIGATIONS.

      We have a significant amount of debt. Our substantial indebtedness could have important consequences. For example, it could:

        - make it more difficult for us to satisfy our obligations under outstanding indebtedness and otherwise;

        - increase our vulnerability to general adverse economic and industry conditions;

        - require us to dedicate a substantial portion of cash flows from operations to payments on our indebtedness, which would reduce the cash flows available to fund working capital, capital expenditures, advertising, research and development efforts and other general corporate requirements;

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

                                      ----

      We cannot assure you that our business will generate sufficient cash flow from operations or that currently anticipated cost savings and operating improvements will be realized on schedule or at all. We also cannot assure you that future borrowings will be available to us under our credit facility in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

     - RESTRICTIVE COVENANTS MAY ADVERSELY AFFECT US.

      Our credit facility and the indenture governing our outstanding senior subordinated notes contain restrictive covenants that require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our credit facility and/or our outstanding senior subordinated notes. Upon the occurrence of an event of default under our credit facility and/or the senior subordinated notes, the lenders and/or noteholders could elect to declare the applicable outstanding indebtedness to be immediately due and payable and terminate all commitments to extend further credit. We cannot be sure that our lenders or the noteholders would waive a default or that we could pay the indebtedness in full if it were accelerated.

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

     - OUR HISTORICAL SEASONALITY COULD IMPAIR OUR ABILITY TO PAY OBLIGATIONS AS THEY COME DUE IN ADDITION TO OUR OPERATING EXPENSES.

      Because our products are used primarily in the spring and summer, our business is highly seasonal. For the past two fiscal years, more than 70% of our net sales have occurred in the second and third fiscal quarters combined. Our working capital needs and our borrowings peak near the middle of our second fiscal quarter because we are generating fewer revenues while incurring expenditures in preparation for the spring selling season. If cash on hand is insufficient to pay our obligations as they come due, including interest payments on our indebtedness, or our operating expenses, at a time when we are unable to draw on our credit facility, this seasonality could have a material adverse effect on our ability to conduct our business. Adverse weather conditions could heighten this risk.

     - PERCEPTIONS THAT THE PRODUCTS WE PRODUCE AND MARKET ARE NOT SAFE COULD ADVERSELY AFFECT US.

      We manufacture and market a number of complex chemical products, such as fertilizers, growing media, herbicides and pesticides, bearing one of our brand names. On occasion, allegations are made that some of our products have failed to perform up to expectations or have caused damage or injury to individuals or property. Based on reports of contamination at a third party supplier's vermiculite mine, the public may perceive that some of our products manufactured in the past using vermiculite are or may also be contaminated. Public perception that our products are not safe, whether justified or not, could impair reputation, involve us in litigation, damage our brand names and have a material adverse affect our business.

     - BECAUSE OF THE CONCENTRATION OF OUR SALES TO A SMALL NUMBER OF RETAIL CUSTOMERS, THE LOSS OF ONE OR MORE OF, OR SIGNIFICANT DECLINE IN ORDERS FROM, OUR TOP CUSTOMERS COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS.

      North American Consumer net sales represent approximately 70% of our worldwide net sales. Our top four North American retail customers together accounted for over 75% of our North American Consumer fiscal 2002 net sales and 42% of our outstanding accounts receivable as of September 30, 2002. Home Depot, Wal-Mart, Lowe's and Kmart represented approximately 37%,

                                      ----

      18%, 11% and 10%, respectively, of our fiscal 2002 North American Consumer net sales. The loss of, or reduction in orders from, Home Depot, Wal-Mart, Lowe's, Kmart or any other significant customer could have a material adverse effect on our business and our financial results, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from any of these customers could also have a material adverse affect.

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

      Kmart, one of our top customers, filed for bankruptcy relief under Chapter 11 of the bankruptcy code on January 22, 2002. Following such filing, and their successful obtaining of debtor-in-possession financing, we recommenced shipping products to Kmart, and we intend to continue shipping products to Kmart for the foreseeable future. If Kmart does not successfully emerge from its bankruptcy reorganization, our business could be adversely affected.

     - THE HIGHLY COMPETITIVE NATURE OF THE COMPANY'S MARKETS COULD ADVERSELY AFFECT THE ABILITY OF THE COMPANY TO GROW OR MAINTAIN REVENUES.

      Each of our segments participates in markets that are highly competitive. Many of our competitors sell their products at prices lower than ours, and we compete primarily on the basis of product quality, product performance, value, brand strength, supply chain competency and advertising. Some of our competitors have significant financial resources and research departments. The strong competition that we face in all of our markets may prevent us from achieving our revenue goals, which may have a material adverse affect on our financial condition and results of operations.

     - IF MONSANTO WERE TO TERMINATE THE MARKETING AGREEMENT FOR CONSUMER ROUNDUP(R) PRODUCTS WITHOUT BEING REQUIRED TO PAY ANY TERMINATION FEE, WE WOULD LOSE A SUBSTANTIAL SOURCE OF FUTURE EARNINGS.

      If we were to commit a serious default under the marketing agreement with Monsanto for consumer Roundup(R) products, Monsanto may have the right to terminate the agreement. If Monsanto were to terminate the marketing agreement for cause, we would not be entitled to any termination fee, and we would lose all, or a significant portion, of this significant source of earnings and overhead expense absorption the marketing agreement provides. Monsanto may also be able to terminate the marketing agreement within a given region, including North America, without paying us a termination fee if sales to consumers in that region decline:

        - over a cumulative three fiscal year period; or

        - by more than 5% for each of two consecutive fiscal years.

     - THE HAGEDORN PARTNERSHIP L.P. BENEFICIALLY OWNS APPROXIMATELY 37% OF OUR OUTSTANDING COMMON SHARES ON A FULLY DILUTED BASIS.

      The Hagedorn Partnership L.P. beneficially owns approximately 37% of our outstanding common shares on a fully diluted basis and has sufficient voting power to significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders.

     - COMPLIANCE WITH ENVIRONMENTAL AND OTHER PUBLIC HEALTH REGULATIONS COULD INCREASE OUR COST OF DOING BUSINESS.

      Local, state, federal and foreign laws and regulations relating to environmental matters affect us in several ways. In the United States, all products containing pesticides must be registered with the United States Environmental Protection Agency ("U.S. EPA") and, in many cases, similar state agencies before they can be sold. The inability to obtain or the cancellation of any registration could have an adverse effect on our business. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors

                                      ----
      were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals. We may not always be able to avoid or minimize these risks.

      The Food Quality Protection Act, enacted by the U.S. Congress in August 1996, establishes a standard for food-use pesticides: that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under this act, the U.S. EPA is evaluating the cumulative risks from dietary and non-dietary exposures to pesticides. The pesticides in our products, certain of which may be used on crops processed into various food products, continue to be evaluated by the U.S. EPA as part of this exposure risk assessment. It is possible that the U.S. EPA or a third party active ingredient registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. For example, in June 2000, DowAgroSciences, an active ingredient registrant, voluntarily agreed to a gradual phase-out of residential uses of chlorpyrifos, an active ingredient used in our lawn and garden products. In December 2000, the U.S. EPA reached agreement with various parties, including manufacturers of the active ingredient diazinon, regarding a phased withdrawal from retailers by December 2004 of residential uses of products containing diazinon, used also in our lawn and garden products. We cannot predict the outcome or the severity of the effect of the U.S. EPA's continuing evaluations of active ingredients used in our products.

      The use of certain pesticide and fertilizer products is regulated by various local, state, federal and foreign environmental and public health agencies. Regulations regarding the use of some pesticide and fertilizer products may include requirements that only certified or professional users apply the product, that the products be used only in specified locations or that certain ingredients not be used. Users may be required to post notices on properties to which products have been or will be applied and may be required to notify individuals in the vicinity that products will be applied in the future. Even if we are able to comply with all such regulations and obtain all necessary registrations, we cannot assure you that our products, particularly pesticide products, will not cause injury to the environment or to people under all circumstances. The costs of compliance, remediation or products liability have adversely affected operating results in the past and could materially affect future quarterly or annual operating results.

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

      In addition to the regulations already described, local, state, federal and foreign agencies regulate the disposal, handling and storage of waste, air and water discharges from our facilities. In June 1997, the Ohio Environmental Protection Agency ("Ohio EPA") initiated an enforcement action against us with respect to alleged surface water violations and inadequate treatment capabilities at our Marysville facility and is seeking corrective action under the Resource Conservation Recovery Act. We have met with the Ohio EPA and the Ohio Attorney General's office to negotiate an amicable resolution of these issues. On December 3, 2001, an agreed judicial Consent Order was submitted to the Union County Common Pleas Court and was entered by the court on January 25, 2002.

      In fiscal 2002, we made $0.3 in environmental capital expenditures and incurred approximately $5.4 million in other environmental expenses, compared with approximately $0.6 million in environmental capital expenditures and $2.1 million in other environmental expenses in fiscal 2001.

      The adequacy of these estimated future expenditures is based on our operating in substantial compliance with applicable environmental and public health laws and regulations and several significant assumptions:

      - that we have identified all of the significant sites that must be remediated;
      - that there are no significant conditions of potential contamination that are unknown to us; and

                                      ----

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

     - OUR SIGNIFICANT INTERNATIONAL OPERATIONS MAKE US SUSCEPTIBLE TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES AND TO THE COSTS OF INTERNATIONAL REGULATION.

      We currently operate manufacturing, sales and service facilities outside of North America, particularly in the United Kingdom, Germany, France and the Netherlands. In fiscal 2002, international sales accounted for approximately 24% of our total sales. Accordingly, we are subject to risks associated with operations in foreign countries, including:

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

INTEREST RATE RISK

     We have various debt instruments outstanding at September 30, 2002 and 2001 that are impacted by changes in interest rates. As a means of managing our interest rate risk on these debt instruments, we entered into the following interest rate swap agreements to effectively convert certain variable rate debt obligations to fixed rates:

     - In fiscal 2001, we had a 20 million British Pounds Sterling notional amount swap to convert variable rate debt obligations denominated in British Pounds Sterling to a fixed rate. The exchange rate used to convert British Pounds Sterling to U.S. dollars at September 30, 2001 was $1.47:1 GBP.

     - At September 30, 2002 and 2001, six and four interest rate swaps with a total notional amount of $95.0 million and $105.0 million, respectively, were used to hedge a portion of the term loan variable-rate obligations under our credit facility.

     The following table summarizes information about our derivative financial instruments and debt instruments that are sensitive to changes in interest rates as of September 30, 2002 and 2001. For debt instruments, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents expected cash flows based on notional amounts and weighted-average interest rates by contractual maturity dates. Weighted-average variable

                                      ----
rates are based on implied forward rates in the yield curve at September 30, 2002 and 2001. The information is presented in U.S. dollars (in millions):

                                            Expected Maturity Date
                                  ------------------------------------------                         Fair
2002                              2003     2004     2005     2006      2007     after     Total     Value
----------------------------------------------------------------------------------------------------------
Long-term debt:
Fixed rate debt                                                                 $400.0    $400.0    $391.8
Average rate                                                                     8.625%    8.625%
Variable rate debt                $59.1    $34.2    $43.6    $ 0.9    $178.3    $ 59.4    $375.5    $375.5
Average rate                       5.95%    6.32%    6.33%    5.03%     5.03%     5.03%     5.52%
Interest rate derivatives:
Interest rate swaps on US$ LIBOR  $(2.0)   $(1.6)                                         $ (3.6)   $ (3.6)
Average rate                       4.45%    4.29%                                           4.38%

                                           Expected Maturity Date
                                 -------------------------------------------                         Fair
2001                             2002     2003     2004      2005      2006     after     Total     Value
----------------------------------------------------------------------------------------------------------
Long-term debt:
Fixed rate debt                                                                 $330.0    $330.0    $320.5
Average rate                                                                     8.625%    8.625%
Variable rate debt               $31.3    $34.2    $34.2    $138.1    $  0.9    $254.6    $493.3    $493.3
Average rate                      6.30%    6.30%    6.30%     6.40%     6.10%     6.10%     6.23%
Interest rate derivatives:
Interest rate swaps on GBP
  LIBOR                          $(0.5)                                                   $ (0.5)   $ (0.5)
Average rate                      7.62%                                                     7.62%
Interest rate swaps on US$
  LIBOR                          $(1.6)   $(0.6)   $(0.1)                                 $ (2.3)   $ (2.2)
Average rate                      5.13%    5.15%    5.18%                                   5.14%

OTHER MARKET RISKS

     Our market risk associated with foreign currency rates is not considered to be material. Through fiscal 2002, we had only minor amounts of transactions that were denominated in currencies other than the currency of the country of origin. We are subject to market risk from fluctuating market prices of certain raw materials, including urea and other chemicals and paper and plastic products. Our objectives surrounding the procurement of these materials are to ensure continuous supply and to minimize costs. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. We do not enter into forward contracts or other market instruments as a means of achieving our objectives or minimizing our risk exposures on these materials.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and other information required by this Item are contained in the financial statements, footnotes thereto and schedules listed in the "Index to Consolidated Financial Statements and Financial Statement Schedules" on page 47 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                      ----

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In accordance with General Instruction G(3), the information contained under the captions "BENEFICIAL OWNERSHIP OF SECURITIES OF THE COMPANY -- Section 16(a) Beneficial Ownership Reporting Compliance" and "PROPOSAL NUMBER
1 -- ELECTION OF DIRECTORS" in the Registrant's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be held on January 30, 2003 filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 (the "Proxy Statement"), is incorporated herein by reference. The information regarding executive officers of the Registrant required by Item 401 of Regulation S-K is included in
Part I hereof under the caption "SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF REGISTRANT."

ITEM 11. EXECUTIVE COMPENSATION

     In accordance with General Instruction G(3), the information contained under the captions "EXECUTIVE COMPENSATION -- Summary of Cash and Other Compensation, -- Option Grants in 2002 Fiscal Year, -- Option Exercises in 2002 Fiscal Year and 2002 Fiscal Year -- End Option Values, -- Equity Compensation Plan Information, -- Executive Retirement Plan, -- Pension Plans, and -- Employment Agreements and Termination of Employment and Change-in-Control Arrangements" and "PROPOSAL NUMBER 1 -- ELECTION OF DIRECTORS -- Compensation of Directors" in the Registrant's Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     In accordance with General Instruction G(3), the information contained under the caption "BENEFICIAL OWNERSHIP OF SECURITIES OF THE COMPANY" and "EXECUTIVE COMPENSATION -- Equity Compensation Plan Information" in the Registrant's Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In accordance with General Instruction G(3), the information contained under the captions "BENEFICIAL OWNERSHIP OF SECURITIES OF THE COMPANY", "PROPOSAL NUMBER 1 -- ELECTION OF DIRECTORS" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Registrant's Proxy Statement is incorporated herein by reference.

                                      ----

                                    PART IV

ITEM 14. CONTROLS AND PROCEDURES

     Within 90 days of the date of the filing of this Annual Report on Form 10-K, an evaluation ("Evaluation") was performed under the supervision of, and with the participation of, the Registrant's principal executive officer and principal financial officer of the Registrant's disclosure controls and procedures. Based upon the Evaluation, the principal executive officer and principal financial officer concluded that:

          (A) information required to be disclosed by the Registrant in this Annual Report on Form 10-K would be accumulated and communicated to the Registrant's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure; and

          (B) information required to be disclosed by the Registrant in this Annual Report on Form 10-K would be recorded, processed and summarized, and would be reported within the time period specified in the SEC's rules and forms.

     No significant changes were made to the Registrant's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the Evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

     1 and 2. Financial Statements and Financial Statement Schedules:

          The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K. Reference is made to the "Index to Consolidated Financial Statements and Financial Statement Schedules" on page 47 herein.

     3. Exhibits:

          Exhibits filed with this Annual Report on Form 10-K are attached hereto or incorporated herein by reference. For a list of such exhibits, see "Index to Exhibits" beginning at page 97. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

                                      ----

                 EXECUTIVE COMPENSATORY PLANS AND ARRANGEMENTS

Exhibit
  No.                         Description                                       Location
-------------------------------------------------------------------------------------------------------
10(a)(1) The O.M. Scott & Sons Company Excess Benefit Plan,       Incorporated herein by reference to
         effective October 1, 1993                                the Annual Report on Form 10-K for
                                                                  the fiscal year ended September 30,
                                                                  1993, of The Scotts Company, a
                                                                  Delaware corporation (File No.
                                                                  0-19768) [Exhibit 10(h)]
10(a)(2) First Amendment to The O.M. Scott & Sons Company         Incorporated herein by reference to
         Excess Benefit Plan, effective as of January 1, 1998     the Annual Report on Form 10-K for
                                                                  the fiscal year ended September 30,
                                                                  2001 (File No. 1-13292) [Exhibit
                                                                  10(a)(2)]
10(a)(3) Second Amendment to The O.M. Scott & Sons Company        Incorporated herein by reference to
         Excess Benefit Plan, effective as of January 1, 1999     the Annual Report on Form 10-K for
                                                                  the fiscal year ended September 30,
                                                                  2001 (File No. 1-13292) [Exhibit
                                                                  10(a)(3)]
10(b)    The Scotts Company 1992 Long Term Incentive Plan (as     Incorporated herein by reference to
         amended through May 15, 2000)                            the Registrant's Quarterly Report on
                                                                  Form 10-Q for the fiscal quarter
                                                                  ended April 1, 2000 (File No.
                                                                  1-13292) [Exhibit 10(b)]
10(c)    The Scotts Company Executive Annual Incentive Plan       Incorporated herein by reference to
                                                                  the Annual Report on Form 10-K for
                                                                  the fiscal year ended September 30,
                                                                  2001 (File No. 1-13292) [Exhibit
                                                                  10(c)]
10(d)    The Scotts Company 1996 Stock Option Plan (as amended    Incorporated herein by reference to
         through May 15, 2000)                                    the Registrant's Quarterly Report on
                                                                  Form 10-Q for the fiscal quarter
                                                                  ended April 1, 2000 (File No.
                                                                  1-13292) [Exhibit 10(d)]
10(e)    Specimen form of Stock Option Agreement (as amended      Incorporated herein by reference to
         through October 23, 2001) for Non-Qualified Stock        the Annual Report on Form 10-K for
         Options granted to employees under The Scotts Company    the fiscal year ended September 30,
         1996 Stock Option Plan, U.S. specimen                    2001 (File No. 1-13292) [Exhibit
                                                                  10(e)]
10(f)    Specimen form of Stock Option Agreement (as amended      Incorporated herein by reference to
         through October 23, 2001) for Non-Qualified Stock        the Annual Report on Form 10-K for
         Options granted to employees under The Scotts Company    the fiscal year ended September 30,
         1996 Stock Option Plan, French specimen                  2001 (File No. 1-13292) [Exhibit
                                                                  10(f)]
10(g)(1) The Scotts Company Executive Retirement Plan             Incorporated herein by reference to
                                                                  the Registrant's Annual Report on
                                                                  Form 10-K for the fiscal year ended
                                                                  September 30, 1998 (File No. 1-11593)
                                                                  [Exhibit 10(j)]

                                      ----

Exhibit
  No.                         Description                                       Location
-------------------------------------------------------------------------------------------------------
10(g)(2) First Amendment to The Scotts Company Executive          Incorporated herein by reference to
         Retirement Plan, effective as of January 1, 1999         the Annual Report on Form 10-K for
                                                                  the fiscal year ended September 30,
                                                                  2001 (File No. 1-13292) [Exhibit
                                                                  10(g)(2)]
10(g)(3) Second Amendment to The Scotts Company Executive         Incorporated herein by reference to
         Retirement Plan, effective as of January 1, 2000         the Annual Report on Form 10-K for
                                                                  the fiscal year ended September 30,
                                                                  2001 (File No. 1-13292) [Exhibit
                                                                  10(g)(3)]
10(h)(1) The Scotts Company Retirement Savings Plan               *
10(h)(2) First Amendment to The Scotts Company Retirement         *
         Savings Plan, effective as of January 1, 2002
10(i)    Employment Agreement, dated as of August 7, 1998,        Incorporated herein by reference to
         between the Registrant and Charles M. Berger, and        the Registrant's Annual Report on
         three attached Stock Option Agreements with the          Form 10-K for the fiscal year ended
         following effective dates: September 23, 1998, October   September 30, 1998 (File No. 1-11593)
         21, 1998 and September 24, 1999                          [Exhibit 10(n)]
10(j)    Stock Option Agreement, dated as of August 7, 1996,      Incorporated herein by reference to
         between the Registrant and Charles M. Berger             the Registrant's Annual Report on
                                                                  Form 10-K for the fiscal year ended
                                                                  September 30, 1996 (File No. 1-11593)
                                                                  [Exhibit 10(m)]
10(k)    Letter agreement, dated March 21, 2001, pertaining to    Incorporated herein by reference to
         amendment of Employment Agreement, dated as of August    the Registrant's Quarterly Report on
         7, 1998, between the Registrant and Charles M. Berger;   Form 10-Q for the fiscal quarter
         and employment of Mr. Berger through January 16, 2003    ended March 31, 2001 (File No.
                                                                  1-13292) [Exhibit 10(w)]
10(l)    Letter agreement, dated September 25, 2001, replacing    Incorporated herein by reference to
         and superceding the letter agreement, dated March 21,    the Annual Report on Form 10-K for
         2001, pertaining to amendment of Employment Agreement,   the fiscal year ended September 30,
         dated as of August 7, 1998, between the Registrant and   2001 (File No. 1-13292) [Exhibit
         Charles M. Berger                                        10(k)]
10(m)    Employment Agreement, dated as of May 19, 1995,          Incorporated herein by reference to
         between the Registrant and James Hagedorn                the Registrant's Annual Report on
                                                                  Form 10-K for the fiscal year ended
                                                                  September 30, 1995 (File No. 1-11593)
                                                                  [Exhibit 10(p)]
10(n)    Letter agreement, dated March 16, 1999, between the      Incorporated herein by reference to
         Registrant and Hadia Lefavre                             the Registrant's Annual Report on
                                                                  Form 10-K for the fiscal year ended
                                                                  September 30, 1999 (File No. 1-11593)
                                                                  [Exhibit 10(p)]
10(o)    Letter agreement, dated October 14, 2001, between the    Incorporated herein by reference to
         Registrant and Hadia Lefavre, pertaining to terms of     the Annual Report on Form 10-K for
         employment of Ms. Lefavre through September 30, 2002,    the fiscal year ended September 30,
         and superseding certain provisions of the letter         2001 (File No. 1-13292) [Exhibit
         agreement, dated March 16, 1999, between the             10(p)]
         Registrant and Ms. Lefavre

                                      ----

Exhibit
  No.                         Description                                       Location
-------------------------------------------------------------------------------------------------------
10(p)    Letter agreement, dated June 8, 2000, between the        Incorporated herein by reference to
         Registrant and Patrick J. Norton                         the Registrant's Annual Report on
                                                                  Form 10-K for the fiscal year ended
                                                                  September 30, 2000 (File No. 1-13292)
                                                                  [Exhibit 10(q)]
10(q)    Letter agreement, dated November 5, 2002, pertaining     *
         to the terms of employment of Mr. Norton through
         December 31, 2005, and superseding certain provisions
         of the letter agreement, dated June 8, 2000, between
         the Registrant and Mr. Norton.
10(r)    Written description of employment agreement between      Incorporated herein by reference to
         the Registrant and Michael P. Kelty, Ph.D.               the Annual Report on Form 10-K for
                                                                  the fiscal year ended September 30,
                                                                  2001 (File No. 1-13292) [Exhibit
                                                                  10(u)]
10(s)    Letter agreement, dated as of December 20, 2001,         Incorporated herein by reference to
         between the Registrant and L. Robert Stohler             the Registrant's Quarterly Report on
                                                                  Form 10-Q for the fiscal quarter
                                                                  ended December 29, 2001 (File No.
                                                                  1-13292) [Exhibit 10(y)]
10(t)    Letter agreement, dated November 21, 2002, replacing     *
         and superseding the letter agreement dated December
         20, 2001, between the Registrant and L. Robert Stohler

---------------

* Filed herewith.

     (b) REPORTS ON FORM 8-K

          The Registrant filed the following reports on Form 8-K during the last quarter of the period covered by this Report:

             (1) The Registrant filed a Current Report on Form 8-K dated August 8, 2002 reporting under "Item 9. Regulation FD Disclosure" sworn statements submitted by the Principal Executive Officer, James Hagedorn, and Principal Financial Officer, Patrick J. Norton, of The Scotts Company pursuant to Securities and Exchange Commission Order No. 4-460.

             (2) The Registrant filed a Current Report on Form 8-K dated August 21, 2002 reporting under "Item 9. Regulation FD Disclosure" that the Registrant issued a press release announcing that Hagedorn Partnership, L.P. exercised warrants for 1,140,750 common shares of the Registrant on a cashless basis. Hagedorn Partnership, L.P. received 467,092 common shares of the Registrant on a net basis and had remaining warrants for 1,792,608 common shares of the Registrant, which remain exercisable on, or prior to, November 19, 2003.

             (3) The Registrant filed a Current Report on Form 8-K dated September 12, 2002 reporting under "Item 9. Regulation FD Disclosure" that the Registrant issued a press release announcing its recently approved international growth plan.

             (4) The Registrant filed a Current Report on Form 8-K/A dated September 13, 2002 (the "September 13th 8-K/A") amending the Registrant's Current Report on Form 8-K dated June 24, 2002 (the "June 24th 8-K"). The June 24th 8-K contained the Items from the Registrant's Form 10-K for the year ended September 30, 2001 that were being revised to reflect retroactive income statement classification and disclosure changes required upon the adoption of EITF 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, in the quarter ended December 29, 2001 and certain other matters. The September 13th 8-K/A amends the June 24th 8-K to reflect additional cooperative advertising costs as

                                      ----
        reductions to net sales and additional reclassifications of internal marketing costs previously reported as advertising and promotion to selling, general and administrative to achieve the Registrant's objective of reporting only external media costs as advertising expenses. The September 13th 8-K/A includes consolidated financial statements as of and for the year ended September 30, 2001, 2000, and 1999 to reflect the new basis of segment reporting. The September 13th 8-K/A also reflects the adoption of Statement of Accounting Standard No. 142 ("SFAS No. 142") effective October 1, 2001 and the addition of Note 24 of the consolidated financial statements as of and for the years ended September 30, 2001, 2000, and 1999 to reconcile the income available to common shareholders as previously reported in the Registrant's Form 10-K to the adjusted income available to common shareholders and related earnings per share as if the provisions of SFAS No. 142 had been adopted as of the earliest period presented.

             (5) The Registrant filed a Current Report on Form 8-K dated September 26, 2002 reporting under "Item 9. Regulation FD Disclosure" that the Registrant issued a press release announcing that it increased its net income outlook for the fiscal year ending September 30, 2002.

             (6) The Registrant filed a Current Report on Form 8-K dated September 27, 2002 to file the Consent of Independent Accountants in respect of a Registration Statement on Form S-4 (File No. 333-92186).

                                      ----

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                THE SCOTTS COMPANY
Dated: December 10, 2002                        By: /s/ JAMES HAGEDORN
                                                   --------------------------------------------
                                                   James Hagedorn, President/
                                                   Chief Executive Officer

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

Signatures                                                      Title                        Date
----------                                                      -----                        ----

/s/ CHARLES M. BERGER                             Chairman of the Board                December 10, 2002
------------------------------------------------
Charles M. Berger

/s/ ARNOLD W. DONALD                              Director                             December 10, 2002
------------------------------------------------
Arnold W. Donald

/s/ JOSEPH P. FLANNERY                            Director                             December 10, 2002
------------------------------------------------
Joseph P. Flannery

/s/ JAMES HAGEDORN                                President/Chief Executive Officer/   December 10, 2002
------------------------------------------------  Director (Principal Executive
James Hagedorn                                    Officer)

/s/ ALBERT E. HARRIS                              Director                             December 10, 2002
------------------------------------------------
Albert E. Harris

/s/ JOHN KENLON                                   Director                             December 10, 2002
------------------------------------------------
John Kenlon

/s/ KATHERINE HAGEDORN LITTLEFIELD                Director                             December 10, 2002
------------------------------------------------
Katherine Hagedorn Littlefield

/s/ KAREN G. MILLS                                Director                             December 10, 2002
------------------------------------------------
Karen G. Mills

/s/ CHRISTOPHER L. NAGEL                          Senior Vice President -- Finance     December 10, 2002
------------------------------------------------  (Principal Accounting Officer)
Christopher L. Nagel

/s/ PATRICK J. NORTON                             Executive Vice President/Chief       December 10, 2002
------------------------------------------------  Financial Officer/Director
Patrick J. Norton

/s/ JOHN M. SULLIVAN                              Director                             December 10, 2002
------------------------------------------------
John M. Sullivan

/s/ L. JACK VAN FOSSEN                            Director                             December 10, 2002
------------------------------------------------
L. Jack Van Fossen

/s/ JOHN WALKER, PH.D.                            Director                             December 10, 2002
------------------------------------------------
John Walker, Ph.D.

                                      ----

                     CHIEF EXECUTIVE OFFICER CERTIFICATION

I, James Hagedorn, certify that:

     1. I have reviewed this annual report on Form 10-K of The Scotts Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

       c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 10, 2002                         /s/ JAMES HAGEDORN
                                                -----------------------------------------------
                                                By: James Hagedorn, President/
                                                   Chief Executive Officer

                                      ----

                     CHIEF FINANCIAL OFFICER CERTIFICATION

I, Patrick J. Norton, certify that:

     1. I have reviewed this annual report on Form 10-K of The Scotts Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

       c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 10, 2002                         /s/ PATRICK J. NORTON
                                                -----------------------------------------------
                                                By: Patrick J. Norton,Executive Vice President
                                                and Chief Financial Officer

                                      ----

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                              Page
                                                              ----
Consolidated Financial Statements of The Scotts Company and
  Subsidiaries:
  Report of Management......................................   48
  Report of Independent Accountants.........................   49
  Consolidated Statements of Operations for the fiscal years
     ended September 30, 2002, 2001 and 2000................   50
  Consolidated Statements of Cash Flows for the fiscal years
     ended September 30, 2002, 2001 and 2000................   51
  Consolidated Balance Sheets at September 30, 2002 and
     2001...................................................   52
  Consolidated Statements of Changes in Shareholders' Equity
     and Comprehensive Income for the fiscal years ended
     September 30, 2002, 2001 and 2000......................   53
Notes to Consolidated Financial Statements..................   55
Schedules Supporting the Consolidated Financial Statements:
  Report of Independent Accountants on Financial Statement
     Schedules..............................................   95
  Valuation and Qualifying Accounts for the fiscal years
     ended September 30, 2002, 2001 and 2000................   96

     Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                                      ----

                              REPORT OF MANAGEMENT

     Management of The Scotts Company is responsible for the preparation, integrity and objectivity of the financial information presented in this Form 10-K. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances and, accordingly, include some amounts that are based on management's best judgments and estimates.

     Management is responsible for maintaining a system of accounting and internal controls which it believes is adequate to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements. The selection and training of qualified personnel, the establishment and communication of accounting and administrative policies and procedures and a program of internal audits are important elements of these control systems.

     The financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants selected by the Board of Directors. The independent accountants conduct a review of internal accounting controls to the extent required by generally accepted auditing standards and perform such tests and related procedures as they deem necessary to arrive at an opinion on the fairness of the financial statements in accordance with generally accepted accounting principles in the United States of America.

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

                                      ----

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of The Scotts Company:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of The Scotts Company and its subsidiaries at September 30, 2002, and September 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 6 to the financial statements, effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

/s/ PRICEWATERHOUSECOOPERS LLP
Columbus, Ohio

October 30, 2002

                                      ----

                               THE SCOTTS COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                2002       2001       2000
--------------------------------------------------------------------------------------------
Net sales                                                     $1,760.6   $1,695.8   $1,656.2
Cost of sales                                                  1,124.0    1,092.1    1,052.4
Restructuring and other charges                                    1.7        7.3
                                                              --------   --------   --------
     Gross profit                                                634.9      596.4      603.8
Gross commission earned from marketing agreement                  39.6       39.1       39.2
Contribution expenses under marketing agreement                   23.4       18.3        9.9
                                                              --------   --------   --------
     Net commission earned from marketing agreement               16.2       20.8       29.3
Operating expenses:
  Advertising                                                     82.2       89.1       89.0
  Selling, general and administrative                            329.6      324.1      312.8
  Restructuring and other charges                                  6.4       68.4
  Amortization of goodwill and other intangibles                   5.7       27.7       27.1
  Other income, net                                              (12.0)      (8.5)      (6.0)
                                                              --------   --------   --------
     Income from operations                                      239.2      116.4      210.2
Interest expense                                                  76.3       87.7       93.9
                                                              --------   --------   --------
     Income before income taxes                                  162.9       28.7      116.3
Income taxes                                                      61.9       13.2       43.2
                                                              --------   --------   --------
     Income before cumulative effect of accounting change        101.0       15.5       73.1
Cumulative effect of change in accounting for intangible
  assets, net of tax                                             (18.5)
                                                              --------   --------   --------
     Net income                                                   82.5       15.5       73.1
Dividends on Class A Convertible Preferred Stock                                         6.4
                                                              --------   --------   --------
     Income applicable to common shareholders                 $   82.5   $   15.5   $   66.7
                                                              ========   ========   ========
Basic earnings per share:
Weighted-average common shares outstanding during the period      29.3       28.4       27.9
Basic earnings per common share:
     Before cumulative effect of accounting change            $   3.44   $   0.55   $   2.39
     Cumulative effect of change in accounting for
       intangible assets, net of tax                             (0.63)
                                                              --------   --------   --------
After cumulative effect of accounting change                  $   2.81   $   0.55   $   2.39
                                                              ========   ========   ========
Diluted earnings per share:
Weighted-average common shares outstanding during the period      31.7       30.4       29.6
Diluted earnings per common share:
     Before cumulative effect of accounting change            $   3.19   $   0.51   $   2.25
     Cumulative effect of change in accounting for
       intangible assets, net of tax                             (0.58)
                                                              --------   --------   --------
     After cumulative effect of accounting change             $   2.61   $   0.51   $   2.25
                                                              ========   ========   ========

See Notes to Consolidated Financial Statements.

                                      ----

                               THE SCOTTS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
                                 (IN MILLIONS)

                                                                2002               2001               2000
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                   $  82.5            $  15.5            $ 73.1
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Cumulative effect of change in accounting for
       intangible assets, pre-tax                                 29.8
    Depreciation                                                  34.4               32.6              29.0
    Amortization                                                   9.1               31.0              32.0
    Deferred taxes                                                21.2              (19.9)              7.5
    Restructuring and other charges                                                  27.7
    Loss on sale of property                                                                            4.4
    Gain on sale of business                                                                           (4.6)
    Changes in assets and liabilities, net of
       acquired businesses:
       Accounts receivable                                       (29.0)             (14.2)              6.4
       Inventories                                                99.4              (68.5)              5.8
       Prepaid and other current assets                           (2.7)              31.4              (9.2)
       Accounts payable                                          (17.0)              (2.8)             19.4
       Accrued taxes and liabilities                              11.7              (22.7)             22.5
       Restructuring reserves                                    (27.9)              37.3
       Other assets                                               (4.5)               6.1              (4.7)
       Other liabilities                                          33.6                7.6              (6.4)
    Other, net                                                   (16.3)               4.6              (3.7)
                                                               -------            -------            ------
       Net cash provided by operating activities                 224.3               65.7             171.5
                                                               -------            -------            ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property, plant and equipment                    (57.0)             (63.4)            (72.5)
  Proceeds from sale of equipment                                                                       1.8
  Investments in acquired businesses, net of cash
    acquired                                                     (31.0)             (26.5)            (18.3)
  Payments on sellers notes                                      (32.0)             (11.1)             (1.0)
  Other, net                                                       7.0                                  0.5
                                                               -------            -------            ------
       Net cash used in investing activities                    (113.0)            (101.0)            (89.5)
                                                               -------            -------            ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments) under revolving and
    bank lines of credit                                         (97.6)              61.7             (26.0)
  Gross borrowings under term loans                                                 260.0
  Gross repayments under term loans                              (31.9)            (315.7)            (23.7)
  Issuance of 8 5/8% senior subordinated notes, net
    of issuance fees                                              70.2
  Financing and issuance fees                                     (2.2)              (1.6)             (1.0)
  Dividends on Class A Convertible Preferred Stock                                                     (6.4)
  Repurchase of treasury shares                                                                       (23.9)
  Cash received from exercise of stock options                    19.7               17.0               2.8
                                                               -------            -------            ------
       Net cash provided by (used in) financing
         activities                                              (41.8)              21.4             (78.2)
Effect of exchange rate changes on cash                           11.5               (0.4)             (1.1)
                                                               -------            -------            ------
Net increase (decrease) in cash                                   81.0              (14.3)              2.7
Cash and cash equivalents, beginning of period                    18.7               33.0              30.3
                                                               -------            -------            ------
Cash and cash equivalents, end of period                       $  99.7            $  18.7            $ 33.0
                                                               =======            =======            ======

See Notes to Consolidated Financial Statements.

                                      ----

                               THE SCOTTS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2002 AND 2001
                      (IN MILLIONS EXCEPT PER SHARE DATA)

                                                                          2002                  2001
------------------------------------------------------------------------------------------------------
                                                ASSETS
Current assets:
  Cash and cash equivalents                                             $   99.7              $   18.7
  Accounts receivable, less allowance for uncollectible
     accounts of $33.2 in 2002 and $27.4 in 2001                           249.9                 220.8
  Inventories, net                                                         269.1                 368.4
  Current deferred tax asset                                                74.6                  52.2
  Prepaid and other assets                                                  36.8                  34.1
                                                                        --------              --------
       Total current assets                                                730.1                 694.2
Property, plant and equipment, net                                         329.2                 310.7
Goodwill and intangible assets, net                                        791.7                 771.1
Other assets                                                                50.4                  67.0
                                                                        --------              --------
       Total assets                                                     $1,901.4              $1,843.0
                                                                        ========              ========
                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of debt                                               $   98.2              $   71.3
  Accounts payable                                                         134.0                 150.9
  Accrued liabilities                                                      206.4                 208.0
  Accrued taxes                                                             13.2                  14.9
                                                                        --------              --------
       Total current liabilities                                           451.8                 445.1
Long-term debt                                                             731.2                 816.5
Other liabilities                                                          124.5                  75.2
                                                                        --------              --------
       Total liabilities                                                 1,307.5               1,336.8
                                                                        --------              --------
Commitments and contingencies (Notes 15 and 16)
Shareholders' equity:
  Preferred shares, no par value, none issued
  Common shares, no par value per share, $.01 stated value
     per share, 31.3 shares issued in 2002 and 2001                          0.3                   0.3
  Capital in excess of stated value                                        398.6                 398.3
  Retained earnings                                                        294.8                 212.3
  Treasury stock at cost, 1.2 shares in 2002 and 2.6
     shares in 2001                                                        (41.8)                (70.0)
  Accumulated other comprehensive income                                   (58.0)                (34.7)
                                                                        --------              --------
  Total shareholders' equity                                               593.9                 506.2
                                                                        --------              --------
       Total liabilities and shareholders' equity                       $1,901.4              $1,843.0
                                                                        ========              ========

See Notes to Consolidated Financial Statements.

                                      ----

                               THE SCOTTS COMPANY
  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE
                                     INCOME
          FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
                                 (IN MILLIONS)

                             Preferred Shares    Common Shares     Capital in               Treasury Stock
                             ----------------   ---------------    Excess of     Retained   ---------------
                             Shares   Amount    Shares   Amount   Stated Value   Earnings   Shares   Amount
-----------------------------------------------------------------------------------------------------------
Balance, September 30, 1999    0.0      173.9    21.3      0.2        213.9        130.1     (2.9)    (61.9)
Net income                                                                          73.1
Foreign currency
translation
Minimum pension liability
  Comprehensive income
Issuance of common shares
  held in treasury                                         0.1          1.5                   0.1       2.3
Purchase of common shares                                                                    (0.6)    (23.9)
Dividends on Class A
  Convertible Preferred
  Stock                                                                             (6.4)
Conversion of Class A
  Convertible Preferred
  Stock                                (173.9)   10.0                 173.9
                              ----    -------    ----     ----       ------       ------     ----    ------
Balance, September 30, 2000    0.0        0.0    31.3      0.3        389.3        196.8     (3.4)    (83.5)
Net income                                                                          15.5
Foreign currency
  translation
Unrecognized loss on
  derivatives
Minimum pension liability
  Comprehensive income
Issuance of common shares
  held in treasury                                                      9.0                   0.8      13.5
                              ----    -------    ----     ----       ------       ------     ----    ------
Balance, September 30, 2001    0.0        0.0    31.3      0.3        398.3        212.3     (2.6)    (70.0)
Net income                                                                          82.5
Foreign currency
  translation
Unrecognized loss on
  derivatives
Minimum pension liability
  Comprehensive income
Issuance of common shares
  held in treasury                                                      0.3                   1.4      28.2
                              ----    -------    ----     ----       ------       ------     ----    ------
Balance, September 30, 2002    0.0    $   0.0    31.3     $0.3       $398.6       $294.8     (1.2)   $(41.8)
                              ====    =======    ====     ====       ======       ======     ====    ======

                                      ----

                               The Scotts Company
  Consolidated Statements of Changes in Shareholders' Equity and Comprehensive
                               Income (continued)
          for the fiscal years ended September 30, 2002, 2001 and 2000
                                 (in millions)

                                                           Accumulated Other
                                                         Comprehensive Income
                                              -------------------------------------------
                                                            Minimum Pension     Foreign
                                                               Liability       Currency
                                              Derivatives     Adjustment      Translation   Total
--------------------------------------------------------------------------------------------------
Balance, September 30, 1999                      $              $ (4.2)         $ (8.7)     $443.3
                                                 -----          ------          ------      ------
Net income                                                                                    73.1
Foreign currency translation                                                     (11.2)      (11.2)
Minimum pension liability                                         (0.9)(a)                    (0.9)
                                                                                            ------
  Comprehensive income                                                                        61.0
Issuance of common shares held in treasury                                                     3.9
Purchase of common shares                                                                    (23.9)
Dividends on Class A Convertible Preferred
  Stock                                                                                       (6.4)
Conversion of Class A Convertible Preferred
  Stock
                                                 -----          ------          ------      ------
Balance September 30, 2000                       $              $ (5.1)         $(19.9)     $477.9
                                                 -----          ------          ------      ------
Net income                                                                                    15.5
Foreign currency translation
Unrecognized loss on derivatives                  (1.5)(b)                                    (1.5)
Minimum pension liability                                         (8.2)(a)                    (8.2)
                                                                                            ------
  Comprehensive income                                                                         5.8
Issuance of common shares held in treasury                                                    22.5
                                                 -----          ------          ------      ------
Balance September 30, 2001                       $(1.5)         $(13.3)         $(19.9)     $506.2
                                                 -----          ------          ------      ------
Net income                                                                                    82.5
Foreign currency translation                                                       1.7         1.7
Unrecognized loss on derivatives                  (0.6)(b)                                    (0.6)
Minimum pension liability                                        (24.4)(a)                   (24.4)
                                                 -----          ------          ------      ------
  Comprehensive income                                                                        59.2
Issuance of common share held in treasury                                                     28.5
                                                 -----          ------          ------      ------
Balance September 30, 2002                       $(2.1)         $(37.7)         $(18.2)     $593.9
                                                 =====          ======          ======      ======

---------------
(a) Net of tax benefits of $14.8, $5.5, and $0.5 for fiscal 2002, 2001 and 2000, respectively.

(b) Net of tax benefits of $0.3 and $1.1 for fiscal 2002 and 2001.

See Notes to Consolidated Financial Statements.

                                      ----

                               THE SCOTTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     The Scotts Company and its subsidiaries (collectively "Scotts" or the "Company") are engaged in the manufacture, marketing and sale of lawn care and garden products. The Company's major customers include home improvement centers, mass merchandisers, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, lawn and landscape service companies, commercial nurseries and greenhouses, and specialty crop growers. The Company's products are sold primarily in North America and, the European Union. We also operate the Scotts LawnService(R) business which provides lawn, tree and shrub fertilization, insect control and other related services in the United States.

ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of The Scotts Company and its subsidiaries. All material intercompany transactions have been eliminated.

REVENUE RECOGNITION

     Revenue is recognized when products are shipped and when title and risk of loss transfer to the customer. Provisions for estimated returns and allowances are recorded at the time of shipment based on historical rates of returns as a percentage of sales. Scotts LawnService(R) revenues are recognized at the time service is provided to the customer.

PROMOTIONAL ALLOWANCES

     The Company promotes its branded products through cooperative advertising programs with retailers. Retailers are also offered in-store promotional allowances and rebates based on sales volumes. Certain products are also promoted with direct consumer rebate programs. Promotion costs (including allowances and rebates) incurred during the year are expensed to interim periods in relation to revenues. All amounts paid or payable to customers or consumers in connection with the purchase of our products are recorded as a reduction of net sales.

ADVERTISING

     The Company advertises its branded products through national and regional media. Advertising costs incurred during the year are expensed to interim periods in relation to revenues. All advertising costs, except for production costs, are expensed within the fiscal year in which such costs are incurred. Production costs for advertising programs are deferred until the period in which the advertising is first aired.

     Scotts LawnService(R) promotes its service offerings through direct response mail campaigns. The external costs associated with these campaigns are deferred and recognized ratably in proportion to revenues as advertising costs over a period not in excess of one year.

FRANCHISE OPERATIONS

     The Company's Scotts LawnService(R) segment consists of 60 company-owned locations in 42 markets, with an additional 45 franchised locations at September 30, 2002. In fiscal 2001, there were 33 company-owned and 36 franchised locations. Franchise fee income and royalties are immaterial to total net sales.

RESEARCH AND DEVELOPMENT

     All costs associated with research and development are charged to expense as incurred. Expense for fiscal 2002, 2001 and 2000 was $26.2 million, $24.7 million and $24.1 million, respectively.

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

INTERNAL USE SOFTWARE

     The Company accounts for the costs of internal use software in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, costs other than reengineering costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation/operation stage. As of September 30, 2002 and 2001, the Company had $35.8 million and $36.7 million, respectively, in unamortized capitalized internal use computer software costs. Amortization of these costs was $5.8 million, $4.3 million and $0.9 million during fiscal 2002, 2001 and 2000, respectively.

EARNINGS PER COMMON SHARE

     Basic earnings per common share is based on the weighted-average number of common shares outstanding each period. Diluted earnings per common share is based on the weighted-average number of common shares and dilutive potential common shares (stock options, convertible preferred stock and warrants) outstanding each period.

INVENTORIES

     Inventories are stated at the lower of cost or market, principally determined by the FIFO method; however, certain growing media inventories are accounted for by the LIFO method. At September 30, 2002 and 2001, approximately 7% and 9% of inventories, respectively, are valued at the lower of LIFO cost or market. Inventories include the cost of raw materials, labor and manufacturing overhead. The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value. Reserves for excess and obsolete inventories were $25.9 million and $22.3 million at September 30, 2002 and 2001, respectively.

LONG-LIVED ASSETS

     Property, plant and equipment, including significant improvements, are stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in results of operations.

     Depreciation of other property, plant and equipment is provided on the straight-line method and is based on the estimated useful economic lives of the assets as follows:

Land improvements                                             10 - 25 years
Buildings                                                     10 - 40 years
Machinery and equipment                                        3 - 15 years
Furniture and fixtures                                         6 - 10 years
Software                                                        3 - 8 years

     Interest is capitalized on all significant capital projects. The Company capitalized $1.1 million, $3.1 million and $2.4 million of interest costs during fiscal 2002, 2001 and 2000, respectively.

     Management assesses the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its future

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

undiscounted cash flows. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value.

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

STOCK OPTIONS

     In July 2002, the Company announced that it would begin expensing employee stock options prospectively beginning in fiscal 2003 in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". The fair value of future stock option grants will be expensed over the option vesting period, which has historically been three years. Based on historical option grant levels, compensation expense is expected to increase by approximately $4 million in fiscal 2003. Since expensing occurs ratably over the three-year vesting period of the options, the full effect of expensing option grants, assuming similar levels of option grants in each of fiscal 2003, 2004 and 2005 and a constant option value for each of the awards, will be approximately $12 million per year beginning in fiscal 2005.

     The Company currently accounts for stock options under APB 25 "Accounting for Stock Issued to Employees" and, as allowable, adopted only the disclosure provisions of SFAS No. 123.

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

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' financial statements to conform to fiscal 2002 classifications. The most significant of these reclassifications is the adoption of EITF 00-25 "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products" which requires that certain consideration from a vendor to a retailer be classified as a reduction in sales. Like many other companies, we have historically classified these as advertising and promotion costs. The information for all periods presented reflects this new method of presentation. Also, certain expenses previously recorded as advertising were reclassified to marketing within selling, general and administrative expenses. The amounts reclassified as a result of adopting this new accounting policy are as follows:

                                                                      For the years ended
                                                                         September 30,
                                                                     2001                2000
---------------------------------------------------------------------------------------------
                                                                          ($ millions)
Net sales                                                          $(51.1)             $(53.6)
Gross profit                                                        (54.2)              (55.5)
Advertising                                                         (61.1)              (64.8)
Selling, general and administrative                                   6.9                 9.3

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS

                                                                    2002                2001
--------------------------------------------------------------------------------------------
                                                                         ($ millions)
INVENTORIES, NET:
  Finished goods                                                  $196.6              $295.8
  Raw materials                                                     72.5                72.6
                                                                  ------              ------
  Total                                                           $269.1              $368.4
                                                                  ======              ======

                                                                  2002                 2001
---------------------------------------------------------------------------------------------
                                                                         ($ millions)
PROPERTY, PLANT AND EQUIPMENT, NET:
  Land and improvements                                          $  38.0              $  38.9
  Buildings                                                        120.9                119.5
  Machinery and equipment                                          289.9                203.4
  Furniture and fixtures                                            33.1                 31.9
  Software                                                          47.6                 42.0
  Construction in progress                                          45.7                 79.6
  Less: accumulated depreciation                                  (246.0)              (204.6)
                                                                 -------              -------
  Total                                                          $ 329.2              $ 310.7
                                                                 =======              =======

                                                                   2002                2001
--------------------------------------------------------------------------------------------
                                                                         ($ millions)
ACCRUED LIABILITIES:
  Payroll and other compensation accruals                         $ 53.2              $ 35.2
  Advertising and promotional accruals                              63.0                63.5
  Restructuring accruals                                            11.2                30.1
  Other                                                             79.0                79.2
                                                                  ------              ------
  Total                                                           $206.4              $208.0
                                                                  ======              ======

                                                                     2002               2001
---------------------------------------------------------------------------------------------
                                                                          ($ millions)
OTHER NON-CURRENT LIABILITIES:
  Accrued pension and postretirement liabilities                    $101.6              $62.0
  Legal and environmental reserves                                     8.2                7.0
  Restructuring accruals                                               0.8                4.2
  Other                                                               11.5                2.0
                                                                    ------              -----
  Total                                                             $122.1              $75.2
                                                                    ======              =====

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

     The Company's conclusion is not free from challenge and, in fact, would likely be challenged if the Company were to terminate the agreement. If it were determined that, upon termination, the Company must pay any remaining deferred contribution amounts and related per annum charges, the resulting charge to earnings could have a material impact on the Company's results of operations and financial position. At September 30, 2002, contribution payments and related per annum charges of approximately $50.2 million had been deferred under the agreement. This amount is considered a contingent obligation and has not been reflected in the financial statements as of and for the year then ended.

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

NOTE 4. RESTRUCTURING AND OTHER CHARGES

2002 CHARGES

     During fiscal 2002, the Company recorded $8.1 million of restructuring and other charges.

     During the fourth quarter of fiscal 2002, the Company recorded $4.0 million of restructuring and other charges associated with reductions of headcount from the closure of a manufacturing facility in Bramford, England. The $4.0 million charge is included in selling, general and administrative costs in the Statement of Operations and consists of severance and pension related costs. All fiscal 2002 restructuring related activities and costs are expected to be completed by the end of fiscal 2003.

     Under accounting principles generally accepted in the United States of America, certain restructuring costs related to relocation of personnel, equipment and inventory are to be expensed in the period the costs are actually incurred. During fiscal 2002, inventory relocation costs of approximately $1.7 million were incurred and paid and were recorded as restructuring and other charges in cost of sales. Approximately $2.4 million of employee relocation and related costs were also incurred and paid in fiscal 2002 and were recorded as restructuring and other charges in operating expenses. These relocation charges related to a plan to optimize the North American supply chain that was initiated in the third and fourth quarters of fiscal 2001.

2001 CHARGES

     During the third and fourth quarters of fiscal 2001, the Company recorded $75.7 million of restructuring and other charges, primarily associated with reductions in headcount and the closure or relocation of certain manufacturing and administrative facilities. The $75.7 million in charges is segregated in the Statements of Operations in two components: (i) $7.3 million included in cost of sales for the write-off of inventory that was rendered unusable as a result of the restructuring activities and (ii) $68.4 million included in selling, general and administrative costs. Included in the $68.4 million charge in selling, general and administrative costs is $20.4 million to write-down to fair value certain property and equipment and other assets; $5.8 million of facility exit costs; $27.0 million of severance costs; and $15.2 million in other restructuring and other costs. The severance costs related to the reduction in force initiatives and facility closures and consolidations in North America and Europe covered approximately 340 administrative, production, selling and other employees. Most severance costs were paid in fiscal 2002 with some payments extending into 2003. All other fiscal 2001 restructuring related activities and costs were completed by the end of fiscal 2002.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following is a rollforward of the cash portion of the restructuring and other charges accrued in fiscal 2002 and 2001. The balance of the accrued charges at September 30, 2002 are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets. The portion classified as other long-term liabilities is future lease obligations that extend beyond one year.

                                                        September,                       September,
                                                           2001                             2002
                                                        ----------                       ----------
     Description            Type       Classification    Balance     Payment   Accrual    Balance
---------------------------------------------------------------------------------------------------
                                                                       ($ millions)
Severance                   Cash         SG&A             $25.1       $20.8     $2.5       $ 6.8
Facility exit costs         Cash         SG&A               5.2         1.7                  3.5
Other related costs         Cash         SG&A               7.0         6.8      1.5         1.7
                                                          -----       -----     ----       -----
    Total cash                                            $37.3       $29.3     $4.0       $12.0
                                                          =====       =====     ====       =====

NOTE 5. ACQUISITIONS AND DIVESTITURES

     During fiscal 2002, the Company's Scotts LawnService(R) segment acquired 17 individual lawn service entities for a total cost of $54.8 million. Of the total cost, $33.9 million was paid in cash, with notes being issued for the remaining $20.9 million. Three of the entities acquired were responsible for approximately $44 million of the total acquisition costs.

     Goodwill recognized in the fiscal 2002 acquisitions amounted to $42.7 million all of which is deductible for tax purposes. Other intangible assets, primarily customer accounts and non-compete agreements, of $8.7 million and working capital and property, plant and equipment of $3.4 million were also recorded. These acquired assets are all within the Scotts LawnService(R) segment.

     On January 1, 2001, the Company acquired the Substral(R) brand and consumer plant care business from Henkel KGaA. Substral(R) is a leading consumer fertilizer brand in many European countries including Germany, Austria, Belgium, France and the Nordics. Under the terms of the asset purchase agreement, the Company acquired specified working capital and intangible assets associated with the Substral(R) business. The final purchase price, determined based on the value of the working capital assets acquired and the performance of the business for the period from June 15, 2000 to December 31, 2000, was $34.0 million.

     The Substral(R) acquisition was made in exchange for cash and notes due to seller and was accounted for under the purchase method of accounting. Accordingly, Substral's results have been included from the date of its acquisition and the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Intangible assets associated with the purchase were $34.0 million.

     The following unaudited pro forma results of operations give effect to the Scotts LawnService(R) acquisitions and Substral(R) brand acquisition as if they had occurred on October 1, 2000.

                                                                   Fiscal Year Ended
                                                                     September 30,
                                                             ------------------------------
                                                               2002                  2001
-------------------------------------------------------------------------------------------
                                                                      ($ millions,
                                                                 except per share data)
Net sales                                                    $1,779.6              $1,726.5
Income before cumulative effect of accounting change             93.8                  15.2
Net income                                                       75.3                  15.2
Basic earnings per share:
  Before cumulative effect of accounting change              $   3.20              $    .54
  After cumulative effect of accounting change                   2.57                   .54
Diluted earnings per share:
  Before cumulative effect of accounting change              $   2.96              $    .50
  After cumulative effect of accounting change                   2.38                   .50

     In May 2000, the Company sold its ProTurf(R) business to two buyers. The terms of the agreement included the sale of certain inventory for approximately $16.3 million and an arrangement for the use and eventual purchase of related trademarks by the buyers. A gain of approximately $4.6 million for the sale of this business is reflected in the Company's fiscal 2000 results of operations.
                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

     Effective October 1, 2001, Scotts adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". In accordance with this standard, goodwill and certain other intangible assets, primarily tradenames, have been classified as indefinite-lived assets no longer subject to amortization. Indefinite-lived assets are subject to impairment testing upon adoption of SFAS No. 142 and at least annually thereafter. The initial impairment analysis was completed in the second quarter of fiscal 2002, taking into account additional guidance provided by EITF 02-07, "Unit of Measure for Testing Impairment of Indefinite-Lived Intangible Assets". The value of all indefinite-lived tradenames as of October 1, 2001 was determined using a "royalty savings" methodology that was employed when the businesses associated with these tradenames were acquired but using updated estimates of sales and profitability. As a result, a pre-tax impairment loss of $29.8 million was recorded for the writedown of the value of the tradenames in our International Consumer businesses in Germany, France and the United Kingdom. This transitional impairment charge was recorded as a cumulative effect of accounting change, net of tax, as of October 1, 2001. After completing this initial valuation and impairment of tradenames, an initial assessment for goodwill impairment was performed. It was determined that a goodwill impairment charge was not required.

     Intangible assets include patents, tradenames and other intangible assets which are valued at acquisition through independent appraisals where material, or through other valuation techniques. Patents, trademarks and other intangible assets are being amortized on a straight-line basis over periods varying from 7 to 40 years. The useful lives of intangible assets still subject to amortization were not revised as a result of the adoption of SFAS No. 142.

     Management assesses the recoverability of goodwill, tradenames and other intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its discounted future cash flows. Goodwill and unamortizable intangible assets are reviewed for impairment at least annually. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying of the asset exceeds its estimated fair value.

     The following table presents goodwill and intangible assets as of the end of each period presented. The September 30, 2002 balances reflect the impairment charge recorded as of October 1, 2001.

                                                  September 30, 2002                         September 30, 2001
                                        --------------------------------------     --------------------------------------
                             Weighted    Gross                          Net         Gross                          Net
                             Average    Carrying     Accumulated      Carrying     Carrying     Accumulated      Carrying
                               Life      Amount      Amortization      Amount       Amount      Amortization      Amount
-------------------------------------------------------------------------------------------------------------------------
                                                                     ($ millions)
Amortized intangible
  assets:
  Technology                    21       $61.9          $(18.8)        $ 43.1       $61.9          $(15.8)        $ 46.1
  Customer accounts              7        33.2            (3.5)          29.7        24.1            (2.5)          21.6
  Tradenames                    16        11.3            (2.3)           9.0        11.3            (1.6)           9.7
  Other                         36        50.6           (34.0)          16.6        47.2           (32.6)          14.6
                                                                       ------                                     ------
    Total amortized
      intangible assets,
      net                                                                98.4                                       92.0
Unamortized intangible
  assets:
  Tradenames                                                            312.7                                      336.8
  Other                                                                   3.1                                        3.2
                                                                       ------                                     ------
    Total intangible
      assets, net                                                       414.2                                      432.0
  Goodwill                                                              377.5                                      339.1
                                                                       ------                                     ------
    Total goodwill and
      intangible assets,
      net                                                              $791.7                                     $771.1
                                                                       ======                                     ======

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The changes to the net carrying value of goodwill by segment for the fiscal year ended September 30, 2002 are as follows (in millions):

                                              N.A.         Scotts          Global      International
                                            Consumer   LawnService(R)   Professional     Consumer      Total
-------------------------------------------------------------------------------------------------------------
Balance as of September 30, 2001             $181.0        $25.8           $50.4           $81.9       $339.1
Increases due to acquisitions                               42.7                                         42.7
Decreases                                      (3.6)                                        (5.5)        (9.1)
Other (reclassifications and cumulative
  translation)                                  0.9                          2.1             1.8          4.8
                                             ------        -----           -----           -----       ------
Balance as of September 30, 2002             $178.3        $68.5           $52.5           $78.2       $377.5
                                             ======        =====           =====           =====       ======

     The North American Consumer segment goodwill reduction of $3.6 million is a result of adjustments made to purchase accounting reserves in fiscal 2002. The $5.5 million reduction in International Consumer goodwill is due to proceeds received in fiscal 2002 for a legal settlement related to a previous acquisition.

     The following table represents a reconciliation of recorded net income to adjusted net income and related earnings per share data as if the provision of SFAS No. 142 relating to non-amortization of indefinite-lived intangible assets had been adopted as of the beginning of the earliest period presented. This presentation does not take into account the impairment charge, if any, that may have been recorded if Statement 142 had been adopted in the earlier periods presented. Basic and diluted earnings per share would have been $3.44 and $3.19, respectively in fiscal 2002 excluding the impairment charge.

                                                                       For the years ended
                                                                          September 30,
                                                                    --------------------------
                                                                     2001                2000
----------------------------------------------------------------------------------------------
                                                                           ($ millions,
                                                                      except per share data)
Net income
  Reported net income                                               $ 15.5              $ 73.1
  Dividends on Class A Convertible Preferred Stock                                        (6.4)
                                                                    ------              ------
  Income applicable to common shareholders                            15.5                66.7
  Goodwill amortization                                               11.2                11.2
  Tradename amortization                                              10.1                 9.6
  Taxes                                                               (4.7)               (4.1)
                                                                    ------              ------
  Net income as adjusted                                            $ 32.1              $ 83.4
                                                                    ======              ======
Basic EPS
  Reported net income                                               $ 0.55              $ 2.39
  Goodwill amortization                                               0.39                0.40
  Tradename amortization                                              0.36                0.34
  Taxes                                                              (0.17)              (0.15)
                                                                    ------              ------
  Net income as adjusted                                            $ 1.13              $ 2.98
                                                                    ======              ======
Diluted EPS
  Reported net income                                               $ 0.51              $ 2.25
  Goodwill amortization                                               0.37                0.38
  Tradename amortization                                              0.33                0.32
  Taxes                                                              (0.16)              (0.14)
                                                                    ------              ------
  Net income as adjusted                                            $ 1.05              $ 2.81
                                                                    ======              ======

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The total amortization expense for the years ended September 30, 2002, 2001 and 2000 was $5.7 million, $27.7 million and $27.1 million, respectively.

     Estimated amortization expense for the existing amortizable intangible assets for the years ended September 30, is as follows:

--------------------------------------------------------------------------------------
                                                                          ($ millions)
2003                                                                          $7.5
2004                                                                           7.5
2005                                                                           7.4
2006                                                                           7.4
2007                                                                           7.4

NOTE 7. RETIREMENT PLANS

     The Company offers a defined contribution profit sharing and 401(k) plan for substantially all U.S. employees. Full-time employees may participate in the plan on the first day of the month after being hired. Part-time employees may participate after working at least 1,000 hours in their first twelve months of employment and after reaching the age of 21. The plan allows participants to contribute up to 15% of their compensation in the form of pre-tax or post-tax contributions. The Company provides a matching contribution equivalent to 100% of participants' initial 3% contribution and 50% of the participants' remaining contribution up to 5%. Participants are immediately vested in employee contributions, the Company's matching contributions and the investment return on those monies. The Company also provides a base contribution to employees' accounts regardless of whether employees are active in the plan. The base contribution is 2% of compensation up to 50% of the Social Security taxable wage base plus 4% of compensation in excess of 50% of the Social Security taxable wage base. Participants become vested in the Company's base contribution after three years of service. The Company recorded charges of $7.3 million, $10.3 million and $7.4 million under the plan in fiscal 2002, 2001 and 2000, respectively.

     In conjunction with the decision to offer the expanded defined contribution profit sharing and 401(k) plan to domestic Company associates, management decided to freeze benefits under certain defined benefit pension plans as of December 31, 1997. These pension plans covered substantially all full-time U.S. associates who had completed one year of eligible service and reached the age of
21. The benefits under these plans are based on years of service and the associates' average final compensation or stated amounts. The Company's funding policy, consistent with statutory requirements and tax considerations, is based on actuarial computations using the Projected Unit Credit method. The Company also curtailed its non-qualified supplemental pension plan which provides for incremental pension payments from the Company so that total pension payments equal amounts that would have been payable from the Company's pension plans if it were not for limitations imposed by income tax regulations.

     The Company also sponsors the following pension plans associated with the international businesses it has acquired: Scotts International BV, ASEF BV (Netherlands), The Scotts Company (UK) Ltd., Miracle Garden Care, Scotts France SAS, Scotts Celaflor GmbH (Germany) and Scotts Celaflor HG (Austria). These plans generally cover all associates of the respective businesses and retirement benefits are generally based on years of service and compensation levels. The pension plans for Scotts International BV, ASEF BV (Netherlands), The Scotts Company (UK) Ltd., and Miracle Garden Care are funded plans. The remaining international pension plans are not funded by separately held plan assets.

     In connection with reduction in force initiatives implemented in fiscal 2001, curtailment (gains) or losses of ($0.2) million and $2.7 million were recorded as components of restructuring expense for the international and domestic defined benefit pension plans, respectively. In connection with the announced closure of a manufacturing plant in Bramford, England to occur in mid-2003, special termination benefits of $1.5 million were recorded as a component of restructuring expense in September 2002.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following tables present information about benefit obligations, plan assets, annual expense and other assumptions about the Company's defined benefit pension plans (in millions):

                                            Curtailed
                                             Defined            International           Curtailed
                                          Benefit Plans         Benefit Plans          Excess Plan
                                        -----------------     ------------------     ---------------
                                         2002       2001       2002        2001      2002      2001
----------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning
  of year                               $ 67.2     $ 59.5     $  76.1     $ 72.1     $ 1.9     $ 1.9
Service cost                                                      3.1        3.6
Interest cost                              5.1        4.6         4.5        4.0       0.1       0.1
Plan participants'
  contributions                                                   0.7        0.7
Curtailment loss (gain)                               2.7         1.5       (0.2)
Actuarial (gain) loss                      9.6        4.3        12.0       (2.7)      0.2
Benefits paid                             (4.9)      (3.9)       (3.1)      (1.7)     (0.2)     (0.1)
Foreign currency translation                                      6.4        0.3
                                        ------     ------     -------     ------     -----     -----
Benefit obligation at end of
  year                                  $ 77.0     $ 67.2     $ 101.2     $ 76.1     $ 2.0     $ 1.9
                                        ======     ======     =======     ======     =====     =====
CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year                       56.9       56.2        51.8       64.3
Actual return on plan assets              (6.2)       4.5        (5.2)     (13.7)
Employer contribution                      4.0        0.1         3.7        2.8       0.1       0.1
Plan participants'
  contributions                                                   0.7        0.7
Benefits paid                             (4.9)      (3.9)       (3.1)      (1.7)     (0.1)     (0.1)
Foreign currency translation                                      3.1       (0.6)
                                        ------     ------     -------     ------     -----     -----
Fair value of plan assets at
  end of year                           $ 49.8     $ 56.9     $  51.0     $ 51.8
                                        ======     ======     =======     ======     =====     =====
AMOUNTS RECOGNIZED IN THE
  STATEMENT OF FINANCIAL
  POSITION CONSIST OF:
Funded status                            (27.2)     (10.3)      (50.2)     (24.3)     (2.0)     (1.9)
Unrecognized losses                       31.7       12.1        39.9       15.8       0.5       0.3
                                        ------     ------     -------     ------     -----     -----
Net amount recognized                   $  4.5     $  1.8     $ (10.3)    $ (8.5)    $(1.5)    $(1.6)
                                        ======     ======     =======     ======     =====     =====

                                 2002    2001    2000    2002    2001    2000    2002    2001   2000
----------------------------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC
  BENEFIT COST
Service cost                     $       $       $       $ 3.1   $ 3.6   $ 3.5   $       $      $
Interest cost                      5.1     4.6     4.1     4.5     4.0     4.0     0.1   0.1     0.1
Expected return on plan assets    (4.4)   (4.3)   (4.4)   (4.0)   (4.8)   (5.5)
Net amortization and deferral      0.7     0.3             0.7             0.6
Curtailment loss (gain)                    2.7                    (0.2)
                                 -----   -----   -----   -----   -----   -----   -----   ----   ----
Net periodic benefit cost
  (income)                       $ 1.4   $ 3.3   $(0.3)  $ 4.3   $ 2.6   $ 2.6   $ 0.1   $0.1   $0.1
                                 =====   =====   =====   =====   =====   =====   =====   ====   ====

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                         2002       2001         2002            2001          2002       2001
---------------------------------------------------------------------------------------------------------------
Weighted average assumptions:
Discount rate                            6.75%       7.5%            5.5%        5.5-6.5%      6.75%       7.5%
Expected return on plan assets           8.00%       8.0%        7.0-8.0%        4.0-8.0%       n/a        n/a
Rate of compensation increase             n/a        n/a         3.0-4.0%        2.5-4.0%       n/a        n/a

     At September 30, 2002, the status of the international plans was as follows (in millions):

                                                                     2002               2001
---------------------------------------------------------------------------------------------
Plans with benefit obligations in excess of plan
  assets:
  Aggregate projected benefit obligations                           $101.2              $73.9
  Aggregate fair value of plan assets                                 51.0               49.7
Plans with plan assets in excess of benefit
  obligations:
  Aggregate projected benefit obligations                                                 2.1
  Aggregate fair value of plan assets                                                     2.1

NOTE 8. ASSOCIATE BENEFITS

     The Company provides comprehensive major medical benefits to certain of its retired associates and their dependents. Substantially all of the Company's domestic associates who were hired before January 1, 1998 become eligible for these benefits if they retire at age 55 or older with more than ten years of service. The plan requires certain minimum contributions from retired associates and includes provisions to limit the overall cost increases the Company is required to cover. The Company funds its portion of retiree medical benefits on a pay-as-you-go basis.

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

     The following table set for the information about the retiree medical plan:

                                                                    2002                2001
---------------------------------------------------------------------------------------------
                                                                          ($ millions)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                            $ 22.5              $ 18.0
Service cost                                                          0.3                 0.3
Interest cost                                                         1.4                 1.4
Plan participants' contributions                                      0.3                 0.3
Curtailment loss                                                                          3.7
Actuarial loss                                                       (2.2)
Benefits paid                                                        (1.5)               (1.2)
                                                                   ------              ------
Benefit obligation at end of year                                  $ 20.8              $ 22.5
                                                                   ======              ======
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                     $                   $
Employer contribution                                                 1.2                 0.9
Plan participants' contributions                                      0.3                 0.3
Benefits paid                                                        (1.5)               (1.2)
                                                                   ------              ------
Fair value of plan assets at end of year                           $                   $
                                                                   ======              ======

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    2002                2001
---------------------------------------------------------------------------------------------
                                                                          ($ millions)
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL
  POSITION CONSIST OF:
Funded status                                                      $(20.8)             $(22.5)
Unrecognized prior service costs                                     (1.1)               (1.7)
Unrecognized prior gain                                              (2.3)               (0.3)
                                                                   ------              ------
Net amount recognized                                              $(24.2)             $(24.5)
                                                                   ======              ======

     The discount rates used in determining the accumulated postretirement benefit obligation were 6.75% and 7.5% in fiscal 2002 and 2001, respectively. For measurement purposes, annual rate of increase in per capita cost of covered retiree medical benefits assumed for fiscal 2002 and 2001 was 9.50%. The rate was assumed to decrease gradually to 5.5% through the year 2011 and remain at that level thereafter. A 1% increase in health cost trend rate assumptions would increase the accumulated postretirement benefit obligation (APBO) as of September 30, 2002 and 2001 by $1.6 million and $0.5 million, respectively. A 1% decrease in health cost trend rate assumptions would decrease the APBO as of September 30, 2002 and 2001 by $1.4 million and $0.5 million, respectively. A 1% increase or decrease in the same rate would not have a material effect on service or interest costs.

     The Company is self-insured for certain health benefits up to $0.2 million per occurrence per individual. The cost of such benefits is recognized as expense in the period the claim is incurred. This cost was $15.8, $14.7 million, and $9.9 million in fiscal 2002, 2001 and 2000, respectively.

NOTE 9. DEBT

                                                                        September 30,
                                                                  --------------------------
                                                                   2002                2001
--------------------------------------------------------------------------------------------
                                                                         ($ millions)
Revolving loans under credit agreement                            $                   $ 94.7
Term loans under credit agreement                                  375.5               398.6
Senior subordinated notes                                          391.8               320.5
Notes due to sellers                                                43.4                52.1
Foreign bank borrowings and term loans                               7.0                 9.4
Capital lease obligations and other                                 11.7                12.5
                                                                  ------              ------
                                                                   829.4               887.8
Less current portions                                               98.2                71.3
                                                                  ------              ------
                                                                  $731.2              $816.5
                                                                  ======              ======

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Maturities of short- and long-term debt, including capital leases for the next five fiscal years and thereafter are as follows:

                                                            Capital Leases              Other
                                                              and Other                  Debt
----------------------------------------------------------------------------------------------
                                                                       ($ millions)
2003                                                            $ 3.3                   $102.5
2004                                                              1.8                     38.9
2005                                                              1.8                     46.9
2006                                                              1.1                      1.0
2007                                                              0.8                    178.4
Thereafter                                                        9.4                    459.8
                                                                -----                   ------
                                                                $18.2                   $827.5
Less: amounts representing future interest                       (6.5)                    (9.8)
                                                                -----                   ------
                                                                $11.7                   $817.7
                                                                =====                   ======

     The term loan facilities under the Credit Agreement (the "Credit Agreement") consist of two tranches. The Tranche A Term Loan Facility consists of three sub-tranches of Euros and British Pounds Sterling in an aggregate principal amount of $265 million which are to be repaid quarterly over a 6 1/2 year period ending June 30, 2005 as follows: quarterly installments of $8.3 million until September 30, 2004, quarterly installments of $9.8 million beginning December 31, 2004 through March 31, 2005 and a final payment of $23.2 million on June 30, 2005 after a $7.3 million required mandatory pre-payment in fiscal 2003. The Tranche B Term Loan Facility has an aggregate principal amount of $260 million and is repayable in installments as follows: quarterly installments of $0.25 million beginning June 30, 2001 through December 31, 2006 and installments of $59.4 million beginning March 31, 2007 through December 31, 2007 after a $17.1 million required mandatory pre-payment in fiscal 2003. These future payments are presented at September 30, 2002 foreign exchange rates. The term loan facilities have a variable interest rate, which was 5.43% at September 30, 2002.

     The revolving credit facility under the Credit Agreement ("Credit Agreement") provides for borrowings of up to $575 million, which are available on a revolving basis over a term of 6 1/2 years ending June 30, 2005. A portion of the revolving credit facility not to exceed $100 million is available for the issuance of letters of credit. A portion of the facility not to exceed $360 million is available for borrowings in optional currencies, provided that the outstanding revolving loans in other currencies do not exceed $200 million except for British Pounds Sterling, which cannot exceed $360 million. The outstanding principal amount of all revolving credit loans may not exceed $150 million for at least 30 consecutive days during any calendar year.

     Interest rates and commitment fees under the Credit Agreement vary according to the Company's leverage ratios and interest rates also vary within tranches. The weighted-average cost of debt on the Company's borrowings for the years ended September 30, 2002 and 2001 was 7.65% and 8.47% respectively. Financial covenants include interest coverage and net leverage ratios. Other covenants include limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sale of assets, leases, dividends, capital expenditures, and investments. The Scotts Company and all of its domestic subsidiaries pledged substantially all of their personal, real and intellectual property assets as collateral for the borrowings under the Amended Credit Agreement. The Scotts Company and its subsidiaries also pledged the stock in foreign subsidiaries that borrow under the Credit Agreement.

     Approximately $17.0 million of financing costs associated with the credit agreement have been deferred as of September 30, 2002 and are being amortized over a period which ends June 30, 2005. Through September 30, 2002 approximately $8.7 million of the total had been amortized to expense.

     In January 2002, The Scotts Company completed an offering of $70 million of 8 5/8% Senior Subordinated Notes due 2009. The net proceeds from the offering were used to pay down borrowings on our revolving credit facility. The effective interest rate for the notes is 8 3/8%. The notes were issued at a

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

premium of $1.8 million. The issuance costs associated with the offering totaled $1.6 million. Both the premium and the issuance costs are being amortized over the life of the notes.

     In January 1999, the Company completed an offering of $330 million of 8 5/8% Senior Subordinated Notes due 2009. Scotts entered into two interest rate locks in fiscal 1998 to hedge its anticipated interest rate exposure on the 8 5/8% Notes offering. The total amount paid under the interest rate locks of $12.9 million has been recorded as a reduction of the 8 5/8% Notes' carrying value and is being amortized over the life of the 8 5/8% Notes as interest expense. Approximately $11.8 million of issuance costs associated with the 8 5/8% Notes were deferred and are being amortized over the term of the Notes. The effective interest rate for the notes including the cost of the interest rate locks is 9.24%.

     In conjunction with previous acquisitions, notes were issued for certain portions of the total purchase price that are to be paid in future periods. The present value of the remaining note payments is $43.4 million. The Company is imputing interest on the notes using the stated interest rate or an interest rate prevalent for similar instruments at the time of acquisition on the non-interest bearing notes.

     Foreign notes of $6.0 million issued on December 12, 1997, have an 8-year term and bear interest at 1% below LIBOR. The present value of these loans at September 30, 2002 and 2001 was $2.6 million and $2.8 million, respectively. The loans are denominated in British Pounds Sterling and can be redeemed, on demand, by the note holder. The foreign bank borrowings of $4.4 million at September 30, 2002 and $6.6 million at September 30, 2001 represent lines of credit for foreign operations and are primarily denominated in Euros.

NOTE 10. SHAREHOLDERS' EQUITY

                                                               2002            2001
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

     Class A Convertible Preferred Stock ("Preferred Shares") with a liquidation preference of $195.0 million was issued in conjunction with the 1995 Miracle-Gro merger transactions. These Preferred Shares had a 5% dividend yield and were convertible upon shareholder demand into common shares at any time and at The Scotts Company's option after May 2000 at $19.00 per common share. The conversion feature associated with the Preferred Shares issued in connection with the Miracle-Gro merger transactions was negotiated as an integral part of the overall transaction. The conversion price exceeded the fair market value of The Scotts Company's common shares on the date the two companies reached agreement and, therefore, the Preferred Shares did not provide for a beneficial conversion feature. Additionally, warrants to purchase 3.0 million common shares of The Scotts Company were issued as part of the purchase price. In August 2002,
1.0 million warrants with an exercise price of $29 per share and 0.2 million warrants with an exercise price of $25 per share were exercised by the issuance of 499,310 common shares from treasury shares in a non-cash transaction. The remaining warrants to purchase 1.8 million common shares of The Scotts Company are exercisable upon shareholder demand for 1.0 million common shares at $21.00 per share and 0.8 million common shares at $25.00 per share. The exercise term for the warrants expires November 2003. The fair value of the warrants at issuance has been included in capital in excess of par value in the Company's Consolidated Balance Sheets.

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

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Under The Scotts Company 1996 Stock Option Plan (the "1996 Plan"), stock options may be granted to officers and other key employees of the Company and non-employee directors of The Scotts Company. The maximum number of common shares that may be issued under the 1996 Plan is 5.5 million. Vesting periods under the 1996 Plan vary. Generally, a 3-year cliff vesting schedule is used unless decided otherwise by the Compensation and Organization Committee of the Board of Directors. The Company also has a phantom option plan for certain management employees which is payable in cash based on the increase in the Company's share price over a three-year vesting period. None of the phantom options awarded in fiscal 2001 or fiscal 2002 are vested as of September 30, 2002.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Aggregate stock option activity consists of the following (shares in millions):

                                               Fiscal Year ended September 30,
                              ------------------------------------------------------------------
                                      2002                   2001                   2000
                              --------------------   --------------------   --------------------
                                          Weighted
                              Number of     Avg.     Number of   Weighted   Number of   Weighted
                               Common     Exercise    Common       Avg.      Common       Avg.
                               Shares      Price      Shares      Price      Shares      Price
------------------------------------------------------------------------------------------------
Beginning balance                4.6       $27.94       4.9       $26.67       4.9       $26.33
Options granted                  0.6        40.69       0.9        30.88       0.3        37.39
Options exercised               (0.9)       21.45      (0.8)       21.24      (0.1)       19.46
Options canceled                (0.1)       28.78      (0.4)       27.96      (0.2)       36.87
                                ----                   ----                   ----
Ending balance                   4.2        31.25       4.6        27.94       4.9        26.67
                                ----                   ----                   ----
Exercisable at September 30      2.8       $29.01       3.0       $24.96       2.7       $21.45

     The following summarizes certain information pertaining to stock options outstanding and exercisable at September 30, 2002 (shares in millions):

                                                 Options Outstanding         Options Exercisable
                                           -------------------------------   --------------------
                                                     WTD. Avg.   WTD. Avg.   WTD. Avg.
                Range of                   No. of    Remaining   Exercise     No. of     Exercise
             Exercise Price                Options     Life        Price      Options     Price
-------------------------------------------------------------------------------------------------
$15.00 - $20.00                              0.6       3.53       $18.11        0.6       $18.11
$20.00 - $25.00                              0.1       3.42        21.53        0.1        21.53
$25.00 - $30.00                              0.5       5.25        27.32        0.5        27.32
$30.00 - $35.00                              1.3       7.06        30.98        0.7        31.28
$35.00 - $40.00                              1.5       7.87        37.80        0.8        36.20
$40.00 - $47.13                              0.2       8.07        43.35        0.1        45.82
                                             ---                  ------        ---       ------
                                             4.2                  $31.25        2.8       $29.01
                                             ===                  ======        ===       ======

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which changes the measurement, recognition and disclosure standards for stock-based compensation. The Company, as allowable, has adopted SFAS No. 123 for disclosure purposes only. However, effective October 1, 2002 the Company will expense options granted after that date in accordance with the SFAS No. 123 recognition and measurement provisions.

     The fair value of each option granted has been estimated on the grant date using the Black-Scholes option-pricing model based on the following assumptions for those granted in fiscal 2002, 2001 and 2000: (1) expected market-price volatility of 29.7%, 29.5% and 27.05%, respectively; (2) risk-free interest rates of 3.35%, 4.4% and 6.0%, respectively; and (3) expected life of options of 7 years for fiscal 2002 and 6 for fiscal 2001 and 2000. Options are generally granted with a ten-year term. The estimated weighted-average fair value per share of options granted during fiscal 2002, 2001 and 2000 was $15.83, $11.74 and $14.94, respectively.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Had compensation expense been recognized for fiscal 2002, 2001 and 2000 in accordance with provisions of SFAS No. 123, the Company would have recorded net income and earnings per share as follows:

                                                    2002                2001                2000
-------------------------------------------------------------------------------------------------
                                                         ($ millions, except per share data)
Net income used in basic earnings per
  share calculation                                 $77.6              $  8.8              $ 59.4
Net income used in diluted earnings
  per share calculation                             $77.6              $  8.8              $ 59.4
Earnings per share:
  Basic                                             $2.65              $ 0.31              $ 2.12
  Diluted                                           $2.45              $ 0.29              $ 2.00

     The pro forma amounts shown above are not necessarily representative of the impact on net income in future years as additional option grants may be made each year.

NOTE 11. EARNINGS PER COMMON SHARE

     The following table presents information necessary to calculate basic and diluted earnings per common share. Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Options to purchase 0.1, 0.2 and 0.3 million shares of common stock for the years ended September 30, 2002, 2001 and 2000, respectively, were not included in the computation of diluted earnings per common share. These options were excluded from the calculation because the exercise price of these options was greater than the average market price of the common shares in the respective periods, and therefore, they were antidilutive.

                                                                      Year ended September 30,
                                                            --------------------------------------------
                                                             2002               2001               2000
--------------------------------------------------------------------------------------------------------
                                                                (in millions, except per share data)
BASIC EARNINGS PER COMMON SHARE:
  Net income before cumulative effect of
     accounting change                                      $101.0              $15.5              $73.1
  Cumulative effect of change in accounting
     for intangible assets, net of tax                       (18.5)
                                                            ------              -----              -----
  Net income                                                  82.5               15.5               73.1
  Class A Convertible Preferred Stock dividend                                                      (6.4)
                                                            ------              -----              -----
  Income available to common shareholders                     82.5               15.5               66.7
  Weighted-average common shares outstanding
     during the period                                        29.3               28.4               27.9
Basic earnings per common share
  Before cumulative effect of accounting
     change                                                 $ 3.44              $0.55              $2.39
  Cumulative effect of change in accounting
     for intangible assets, net of tax                       (0.63)
                                                            ------              -----              -----
  After cumulative effect of accounting change              $ 2.81              $0.55              $2.39
                                                            ======              =====              =====

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Year ended September 30,
                                                            --------------------------------------------
                                                             2002               2001               2000
--------------------------------------------------------------------------------------------------------
                                                                (in millions, except per share data)
DILUTED EARNINGS PER COMMON SHARE:
  Net income used in diluted earnings per
     common share calculation                               $ 82.5              $15.5              $66.7
  Weighted-average common shares outstanding
     during the period                                        29.3               28.4               27.9
Potential common shares:
  Assuming exercise of options                                 1.1                0.9                0.8
  Assuming exercise of warrants                                1.3                1.1                0.9
                                                            ------              -----              -----
Weighted-average number of common shares
  outstanding and dilutive potential common
  shares                                                      31.7               30.4               29.6
Diluted earnings per common share
  Before cumulative effect of accounting
     change                                                 $ 3.19              $0.51              $2.25
  Cumulative effect of change in accounting
     for intangible assets, net of tax                       (0.58)
                                                            ------              -----              -----
  After cumulative effect of accounting change              $ 2.61              $0.51              $2.25
                                                            ======              =====              =====

NOTE 12. INCOME TAXES

     The provision for income taxes consists of the following:

                                                              Year ended September 30,
                                                    --------------------------------------------
                                                    2002                2001               2000
------------------------------------------------------------------------------------------------
                                                                    ($ millions)
Currently payable:
  Federal
                                                    $35.1              $ 29.9              $27.8
  State
                                                      3.7                 2.9                3.6
  Foreign
                                                      1.9                 0.3                4.3
Deferred:
  Federal
                                                     19.4               (18.1)               6.9
  State
                                                      1.8                (1.8)               0.6
                                                    -----              ------              -----
  Income tax expense                                $61.9              $ 13.2              $43.2
                                                    =====              ======              =====

     The domestic and foreign components of income before taxes are as follows:

                                                             Year ended September 30,
                                                   ---------------------------------------------
                                                    2002               2001                2000
------------------------------------------------------------------------------------------------
                                                                   ($ millions)
Domestic
                                                   $160.8              $30.3              $107.1
Foreign
                                                      2.1               (1.6)                9.2
                                                   ------              -----              ------
Income before taxes                                $162.9              $28.7              $116.3
                                                   ======              =====              ======

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A reconciliation of the federal corporate income tax rate and the effective tax rate on income before income taxes is summarized below:

                                                                 Year ended September 30,
                                                         ----------------------------------------
                                                         2002              2001              2000
-------------------------------------------------------------------------------------------------
Statutory income tax rate                                35.0%             35.0%             35.0%
Effect of foreign operations                              0.2               2.6              (0.3)
Goodwill amortization and other effects
  resulting from purchase accounting                                        7.5               2.7
State taxes, net of federal benefit                       2.2               2.5               2.4
Resolution of previous contingencies                                                         (2.8)
Other                                                     0.6              (1.6)              0.1
                                                         ----              ----              ----
Effective income tax rate                                38.0%             46.0%             37.1%
                                                         ====              ====              ====

     The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets at September 30 are:

                                                                          September 30,
                                                                     ------------------------
                                                                     2002               2001
---------------------------------------------------------------------------------------------
                                                                           ($ millions,
                                                                      except per share data)
Net current assets                                                   $74.6              $52.2
Net non-current assets (liability)                                    (2.4)              15.4
                                                                     -----              -----
Net assets                                                           $72.2              $67.6
                                                                     =====              =====

     The components of the net deferred tax asset are as follows:

                                                                         September 30,
                                                                 -----------------------------
                                                                  2002
                                                                 ------                  2001
----------------------------------------------------------------------------------------------
                                                                         ($ millions)
ASSETS
  Inventories                                                    $ 18.2                 $ 14.7
  Accrued liabilities                                              44.7                   56.1
  Postretirement benefits                                          34.7                   20.5
  Foreign net operating losses                                      0.2                    1.6
  Accounts receivable                                              11.7                    6.1
  Other                                                            11.0                    5.7
                                                                 ------                 ------
  Gross deferred tax assets                                       120.5                  104.7
  Valuation allowance                                                                     (1.0)
                                                                 ------                 ------
  Deferred tax assets                                             120.5                  103.7
LIABILITIES
  Property, plant and equipment                                   (29.7)                 (21.8)
  Other                                                           (18.6)                 (14.3)
                                                                 ------                 ------
  Deferred tax liability                                          (48.3)                 (36.1)
                                                                 ------                 ------
  Net deferred tax asset                                         $ 72.2                 $ 67.6
                                                                 ======                 ======

     Net operating loss carryforwards in foreign jurisdictions were $0.6 million and $5.2 million at September 30, 2002 and 2001, respectively. The use of these acquired carryforwards is subject to limitations imposed by the tax laws of each applicable country.

     The valuation allowance of $1.0 million at September 30, 2001 was to provide for operating losses for which the benefits were not expected to be realized. However, due to U.K. capital gains generated during the year from a disposition of peat bogs, the loss carryforward previously subjected to a valuation allowance and the valuation allowance eliminated. Foreign net operating losses of $0.6 million can be carried forward indefinitely.
                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Deferred taxes have not been provided on unremitted earnings of certain foreign subsidiaries and foreign corporate joint ventures that arose in fiscal years beginning on or before September 2002 in accordance with APB 23 since such earnings have been permanently reinvested.

NOTE 13. FINANCIAL INSTRUMENTS

     A description of the Company's financial instruments and the methods and assumptions used to estimate their fair values is as follows:

LONG-TERM DEBT

     At September 30, 2002 and 2001, Scotts had $400 million and $330 million outstanding, respectively, of 8 5/8% Senior Subordinated Notes due 2009. The fair value of these notes was estimated based on recent trading information. Variable rate debt outstanding at September 30, 2002 and 2001 consisted of revolving borrowings and term loans under the Company's credit agreement and local bank borrowings for certain of the Company's foreign operations. The carrying amounts of these borrowings are considered to approximate their fair values.

INTEREST RATE SWAP AGREEMENTS

     At September 30, 2002 and 2001, Scotts had outstanding six and five, respective interest rate swaps with major financial institutions that effectively convert variable-rate debt to a fixed rate. The swaps have notional amounts between $10 million and $25 million ($95 million in total) with three, four or five year terms commencing in January 1999. Under the terms of these swaps, the Company pays rates ranging from 3.75% to 5.18% and receives three-month LIBOR.

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

     The estimated fair values of the Company's financial instruments are as follows for the fiscal years ended September 30:

                                                               2002                  2001
                                                        ------------------    ------------------
                                                        Carrying     Fair     Carrying     Fair
                                                         Amount     Value      Amount     Value
------------------------------------------------------------------------------------------------
                                                                      ($ millions)
Revolving and term loans under credit agreement          $375.5     $375.5     $493.3     $493.3
Senior subordinated notes                                 400.0      391.8      330.0      320.5
Foreign bank borrowings and term loans                      7.0        7.0        9.4        9.4
Interest rate swap agreements                              (3.6)      (3.6)      (2.7)      (2.7)

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Excluded from the fair value table above are the following items that are included in the Company's total debt balances at September 30, 2002 and 2001:

                                                                   2002                  2001
----------------------------------------------------------------------------------------------
                                                                          ($ millions)
Amounts paid to settle treasury locks                              $(8.2)                $(9.5)
Non-interest bearing notes                                          43.4                  52.1
Capital lease obligations and other                                 11.7                  12.5

     The fair value of the non-interest bearing notes is not considered determinable since there is no established market for notes with similar characteristics and since they represent notes that were negotiated between the Company and the seller as part of transactions to acquire businesses

NOTE 14. OPERATING LEASES

     The Company leases buildings, land and equipment under various noncancellable lease agreements for periods of two to six years. The lease agreements generally provide that the Company pay taxes, insurance and maintenance expenses related to the leased assets. Certain lease agreements contain purchase options. At September 30, 2002, future minimum lease payments were as follows:

                                                                ($ millions)
2003                                                                $21.2
2004                                                                 17.4
2005                                                                 13.3
2006                                                                  8.0
2007                                                                  4.6
Thereafter                                                           23.6
                                                                    -----
Total minimum lease payments                                        $88.1
                                                                    =====

     The Company also leases transportation and production equipment under various one-year operating leases, which provide for the extension of the initial term on a monthly or annual basis. Total rental expenses for operating leases were $33.6 million, $22.0 million and $17.8 million for fiscal 2002, 2001 and 2000, respectively. The total to be received from sublease rentals in place at September 30, 2002 is $0.8 million.

NOTE 15. COMMITMENTS

     The Company has entered into the following purchase commitments:

    SEED: The Company is obligated to make future purchases based on estimated yields and other market purchase commitments. At September 30, 2002, estimated annual seed purchase commitments were as follows:

                                                               ($ millions)
2003                                                               $48.8
2004                                                                37.5
2005                                                                21.9
2006                                                                 9.4
2007                                                                 7.2

     The Company made purchases of $51.6 million, $53.9 million and $31.2 million under this obligation in fiscal 2002, 2001 and 2000, respectively.

    PEAT: In March 2000, the Company entered in a contract to purchase peat over the next ten years. There is an option to extend the term of this agreement for a further period of ten years, on or before the

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

eighth anniversary of this agreement. The minimum volume purchase obligations under the March 2000 contract are as follows:

                                                                  Approximate Value
                                     Cubic Meters              Based on Average Prices
--------------------------------------------------------------------------------------
                                                                    ($ millions)
2003                                  1,067,000                         $11.3
2004                                  1,088,000                          11.5
2005                                  1,110,000                          11.7
2006                                  1,132,000                          12.0
2007                                  1,132,000                          12.0
Thereafter                            2,830,000                          30.0

     In the event that in any one contract year, the Company does not purchase the minimum required volume, the Company will be required to pay a cash penalty based upon the marginal contribution to the supplier of all those products which the Company has failed to purchase.

     In the event that the volume purchases in a contract year are less than 97% of the contract requirements, the Company shall pay 80% of the supplier's marginal contribution multiplied by the number of cubic meters by which the volume equivalent to 97% of the contract requirements was not reached. An amount of 50% of the supplier's marginal contribution multiplied by the number of cubic meters would also be paid based on the remaining 3% contract purchase obligation shortfall. A reverse approach applies for purchases made by the Company that are in excess of the minimum volume purchase obligation in any contract year. The Company purchased 965,000 cubic meters of peat under this arrangement in fiscal 2002.

    MEDIA ADVERTISING. As of September 30, 2002 the Company has committed to purchase $3.0 million of airtime for both national and regional television advertising in fiscal 2003. An additional $21.8 million for advertising in fiscal 2003 was committed to on October 1, 2002.

NOTE 16. CONTINGENCIES

     Management continually evaluates the Company's contingencies, including various lawsuits and claims which arise in the normal course of business, product and general liabilities, worker's compensation, property losses and other fiduciary liabilities for which the Company is self-insured or retains a high exposure limit. Insurance reserves are established within an actuarially determined range. In the opinion of management, its assessment of contingencies is reasonable and related reserves, in the aggregate, are adequate; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters. The following matters are the more significant of the Company's identified contingencies.

ENVIRONMENTAL MATTERS

     In June 1997, the Ohio Environmental Protection Agency ("Ohio EPA") initiated an enforcement action against us with respect to alleged surface water violations and inadequate treatment capabilities at our Marysville facility and sought corrective action under the federal Resource Conservation Recovery Act. The action relates to several discontinued on-site disposal areas which date back to the early operations of the Marysville facility that we had already been assessing voluntarily. Since initiation of the action, we met with the Ohio Attorney General and the Ohio EPA, and we were ultimately able to negotiate an amicable resolution of these issues. On December 3, 2001, an agreed judicial Consent Order was submitted to the Union County Common Pleas Court and was entered by the court on January 25, 2002.

     Now that the Consent Order has been entered, we have paid a $275,000 fine and must satisfactorily remediate the Marysville site. We have continued our remediation activities with the knowledge and oversight of the Ohio EPA. We completed an updated evaluation of our expected liability related to this matter based on the fine paid and remediation actions that we have taken and that we expect to take in the future and, based on the latest estimates, we recorded a charge of $3 million in the third quarter of fiscal 2002 to increase our reserve accordingly.
                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Regulations and environmental concerns also exist surrounding peat extraction in the United Kingdom and the European Union. In August 2000, English Nature, the nature conservation advisory body to the U.K. government, notified us that three of our peat harvesting sites in the United Kingdom were under consideration as possible "Special Areas of Conservation" under European Union Law. In April 2002, working in conjunction with Friends of the Earth (U.K.), we reached agreement with English Nature to transfer our interests in the properties and for the immediate cessation of all but a limited amount of peat extraction on one of the three sites in exchange for $18.1 million received in April 2002 and an additional approximately $3 million which will be received when we cease extraction at the third site. A gain of approximately $5 million is included in "Other Income". Proceeds of approximately $13 million have been recorded as deferred income and will be recognized into income over the 29 month period beginning May, 2002 which coincides with the expected peat extraction period at the third site. As a result of this transaction we have withdrawn our objection to the proposed European designations as Special Areas of Conservation and will undertake restoration work on the sites for which we will receive additional compensation from English Nature. We consider that we have sufficient raw material supplies available to replace the peat extracted from such sites.

     The Company has determined that cement containing asbestos material at certain manufacturing facilities in the United Kingdom may require removal in the future.

     At September 30, 2002, $8.2 million is accrued for the environmental matters described herein. The significant components of the accrual are costs for site remediation of $5.9 million and costs for asbestos abatement and other environmental exposures in the United Kingdom of $1.8 million. The significant portion of the costs accrued as of September 30, 2002 are expected to be paid in fiscal 2003; however, payments could be made for a period thereafter.

     We believe that the amounts accrued as of September 30, 2002 are adequate to cover known environmental exposures based on current facts and estimates of likely outcome. However, the adequacy of these accruals is based on several significant assumptions:

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

     For year ended September 30, 2002, we made approximately $0.3 million in environmental capital expenditures and $5.4 million in environmental expenditures, compared with approximately $0.6 million in environmental capital expenditures and $2.1 million in other environmental expenses for fiscal year 2001.

AGREVO ENVIRONMENTAL HEALTH, INC.

     On June 3, 1999, AgrEvo Environmental Health, Inc. ("AgrEvo") (which subsequently changed its name to Aventis Environmental Health Science USA LP) filed a complaint in the U.S. District Court for the Southern District of New York (the "New York Action"), against the Company, a subsidiary of the Company and Monsanto seeking damages and injunctive relief for alleged antitrust violations and breach of contract
                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

by the Company and its subsidiary, and antitrust violations and tortious interference with contract by Monsanto. The suit arises out of Scotts' purchase of a consumer herbicide business from AgrEvo in May 1998. AgrEvo claims in the suit that Scotts' subsequent agreement to become Monsanto's exclusive sales and marketing agent for Monsanto's consumer Roundup(R) business violated the federal antitrust laws. AgrEvo contends that Monsanto attempted to, or did, monopolize the market for non-selective herbicides and conspired with Scotts to eliminate the herbicide Scotts previously purchased from AgrEvo, which competed with Monsanto's Roundup(R), in order to achieve or maintain a monopoly position in that market. AgrEvo also contends that Scotts' execution of various agreements with Monsanto, including the Roundup(R) marketing agreement, as well as Scotts' subsequent actions, violated the purchase agreements between AgrEvo and Scotts.

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

     On May 15, 2002, AgrEvo filed an additional, duplicative complaint that makes the same claims that are made in the amended complaint in the New York Action, described above. On June 6, 2002, Scotts moved to dismiss this duplicative complaint as procedurally improper. There has been no ruling by the court on Scotts' motion.

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

CENTRAL GARDEN & PET COMPANY

SCOTTS V. CENTRAL GARDEN, SOUTHERN DISTRICT OF OHIO.

     On June 30, 2000, the Company filed suit against Central Garden & Pet Company in the U.S. District Court for the Southern District of Ohio (the "Ohio Action") to recover approximately $24 million in accounts receivable and additional damages for other breaches of duty.

     Central Garden filed counterclaims including allegations that Scotts and Central Garden had entered into an oral agreement in April 1998 whereby Scotts would allegedly share with Central Garden the benefits and liabilities of any future business integration between Scotts and Pharmacia Corporation (formerly Monsanto). The court dismissed a number of Central Garden's counterclaims as well as Scotts' claims that Central Garden breached other duties owed to Scotts. On April 22, 2002, a jury returned a verdict in favor of Scotts of $22.5 million and for Central Garden on its remaining counterclaims in an amount of approximately $12.1 million. Various post-trial motions have been filed in the Ohio Action, but so far Central Garden has not challenged the propriety of the $22.5 million award to Scotts and Scotts has

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

challenged only $750,000 of the $12.1 million awarded to Central Garden on its counterclaim. Central Garden has challenged, however, the dismissal during trial of several other counterclaims.

     Two counterclaims that the court permitted Central Garden to add on the eve of trial also remain pending. In these counterclaims, Central Garden seeks damages in an unspecified amount for Scotts' alleged breach of contract and conversion with respect to certain inventory held by Central Garden's subagents and subdistributors. A trial date of October 6, 2003 has been set on these remaining claims, and discovery has recently commenced.

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

     On April 15, 2002, the Company and Central Garden each filed summary judgment motions in this action. On June 26, 2002, the court granted summary judgment in favor of the Company and dismissed all of Central Garden's claims. On July 28, 2002, Central Garden filed a notice of appeal. The case is now pending an appeal in the Ninth Circuit Court of Appeals.

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

     All claims in the Contra Costa action currently remain stayed. A further status conference is set for May 29, 2003. Central Garden and Pharmacia have settled their claims relating to this action.

     Scotts believes that Central Garden's remaining claims are without merit and intends to vigorously defend against them. Although Scotts has prevailed consistently and extensively in the litigation with Central Garden, the decisions in Scotts' favor are subject to appeal. If, upon appeal or otherwise, the above actions are determined adversely to Scotts, the result could have a material adverse effect on Scotts' results of operations, financial position and cash flows. Scotts believes that it will continue to prevail in the Central Garden matters and that any potential exposure that Scotts may face cannot be reasonably estimated. Therefore, no accrual has been established related to claims brought against Scotts by Central Garden, except for amounts ordered paid to Central Garden in the Ohio Action for which the Company believes it has adequate reserves recorded for the amounts it may ultimately be required to pay.

NOTE 17. CONCENTRATIONS OF CREDIT RISK

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

     At September 30, 2002, 67% of the Company's accounts receivable was due from customers in North America. Approximately 94% of these receivables were generated from the Company's North American Consumer segment. The most significant concentration of receivables within this segment was from home

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

centers, which accounted for 32%, followed by mass merchandisers at 7% of the Company's receivables balance at September 30, 2002. No other retail concentrations (e.g., independent hardware stores, nurseries, etc. in similar markets) accounted for more than 5% of the Company's accounts receivable balance at September 30, 2002. The Company's two largest customers accounted for 33% of the North American Consumer accounts receivable balance at September 30, 2002.

     The remaining 6% of North American accounts receivable was generated from customers of the Scotts LawnService(R) and Global Professional segments located in North America. As a result of the changes in distribution methods made in fiscal 2000 for the Global Professional segment customers in North America, nearly all products are sold through distributors. Accordingly, nearly all of the Global Professional segment's North American accounts receivable at September 30, 2002 is due from distributors.

     The 33% of accounts receivable generated outside of North America is due from retailers, distributors, nurseries and growers. No concentrations of customers or individual customers within this group account for more than 10% of the Company's accounts receivable balance at September 30, 2002.

     At September 30, 2002, the Company's concentrations of credit risk were similar to those existing at September 30, 2001.

     The Company's two largest customers accounted for the following percentage of net sales in each respective period:

                                                            Largest               2nd Largest
                                                            Customer               Customer
---------------------------------------------------------------------------------------------
2002                                                          25.8%                  13.2%
2001                                                          24.3%                  12.5%
2000                                                          20.0%                   7.6%

     Sales to the Company's two largest customers are reported within Scotts' North American Consumer segment. No other customers accounted for more than 10% of fiscal 2002, 2001 or 2000 net sales.

NOTE 18. OTHER EXPENSE (INCOME)

     Other expense (income) consisted of the following for the fiscal years ended September 30:

                                                      2002               2001               2000
-------------------------------------------------------------------------------------------------
                                                                     ($ millions)
Royalty income.........................              $ (3.1)             $(4.9)             $(5.1)
Legal and insurance settlements........                                   (3.6)
Gain on sale of assets.................                                                      (4.6)
Gain from peat transaction.............                (6.3)
Asset valuation and write-off
  charges..............................                                    0.1                1.8
Foreign currency losses................                 0.2                0.5                0.9
Other, net.............................                (2.8)              (0.6)               1.0
                                                     ------              -----              -----
Total..................................              $(12.0)             $(8.5)             $(6.0)
                                                     ======              =====              =====

NOTE 19. NEW ACCOUNTING STANDARDS

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". This statement modifies and amends the accounting for restructuring activities that are currently accounted for in accordance with EITF Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires most charges to be recorded when they are incurred, rather than when it is identified that a cost resulting from a restructuring activity is likely to be incurred. This Statement applies to restructuring activities occurring after December 31, 2002. The adoption of this standard will not have an impact on the Company's restructuring costs incurred prior to the adoption of SFAS No. 146. However the adoption of SFAS No. 146

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

can be expected to impact the timing of liability recognition associated with future restructuring and exit activities.

NOTE 20. SUPPLEMENTAL CASH FLOW INFORMATION

                                                    2002               2001               2000
-----------------------------------------------------------------------------------------------
                                                                   ($ millions)
Interest paid (net of amount
  capitalized)                                      $68.1              $86.5              $88.3
Income taxes paid                                    33.4               47.2               10.0
Businesses acquired:
  Fair value of assets acquired, net of
     cash                                            51.9               53.5                4.8
  Cash paid                                         (31.0)             (26.5)              (2.7)
  Notes issued to sellers                            20.9               27.0                2.1

NOTE 21. SEGMENT INFORMATION

     For fiscal 2002, the Company was divided into four reportable segments--North American Consumer, Scotts LawnService(R), Global Professional and International Consumer. The North American Consumer segment consists of the Lawns, Gardens, Growing Media, Ortho and Canada businesses. These segments differ from those used in the prior year due to segregating of the Scotts LawnService(R) business from the North American Consumer business because of a change in reporting structure whereby Scotts LawnService(R) no longer reports to senior management of the North American Consumer segment.

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

     The Scotts LawnService(R) segment provides lawn fertilization, insect control and other related services such as core aeration primarily to residential consumers through company-owned branches and franchises. In most company markets, Scotts LawnService(R) also offers tree and shrub fertilization, disease and insect control treatments and, in our larger branches, we offer an exterior barrier pest control service.

     The Global Professional segment is focused on a full line of horticulture products including controlled-release and water-soluble fertilizers and plant protection products, grass seed, spreaders, customer application services and growing media. Products are sold to lawn and landscape service companies, commercial nurseries and greenhouses and specialty crop growers. Our Branded Plants business and biotechnology operations are also part of the Global Professional segment. Prior to June 2000, this segment also included the Company's ProTurf(R) business, which was sold in May 2000.

     The International Consumer segment provides products similar to those described above for the North American Consumer segment to consumers in countries other than the United States and Canada.

     The following table presents segment financial information in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". Pursuant to SFAS No. 131, the presentation of the segment financial information is consistent with the basis used by management (i.e., certain costs not allocated to business segments for internal management

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reporting purposes are not allocated for purposes of this presentation). Prior periods have been restated to conform to this basis of presentation.

                                N.A.         Scotts          Global      International
                              Consumer   LawnService(R)   Professional     Consumer      Corporate    Total
-------------------------------------------------------------------------------------------------------------
                                                               ($ millions)
Net Sales:
                       2002   $1,254.8       $75.6           $181.2         $249.0        $          $1,760.6
                       2001   1,216.8         41.2            185.7          252.1                    1,695.8
                       2000   1,189.5         21.4            180.5          264.8                    1,656.2
Income (loss) from
  Operations:
                       2002   $ 273.7        $ 8.8           $ 13.1         $ 16.6        $ (67.3)   $  244.9
                       2001     250.7          4.7             12.7           (4.0)        (120.0)      144.1
                       2000     243.3          0.9             26.4           21.0          (54.2)      237.4
Operating Margin:
                       2002      21.8%        11.6%             7.2%           6.7%            nm        13.9%
                       2001      20.6%        11.4%             6.8%          (1.6)%           nm         8.5%
                       2000      20.5%         4.2%            14.6%           7.9%            nm        14.3%
Depreciation and
  Amortization:
                       2002   $  27.7        $ 2.1           $  0.4         $  8.5        $   4.8    $   43.5
                       2001      38.0          1.9              5.1           14.0            4.6        63.6
                       2000      34.8          1.2              4.9           12.7            7.4        61.0
Capital Expenditures:
                       2002   $  39.0        $ 2.4           $  2.4         $  4.2        $   9.0    $   57.0
                       2001      31.7          1.1              1.9            5.1           23.6        63.4
                       2000      31.3          0.8              9.8            9.5           21.1        72.5
Long-Lived Assets:
                       2002   $ 676.4        $80.8           $ 70.6         $227.5        $  65.6    $1,120.9
                       2001     666.2         29.2             65.4          264.3           56.6     1,081.7
Total Assets:
                       2002   $1,069.3       $97.2           $134.3         $401.2        $ 199.4    $1,901.4
                       2001   1,115.5         28.0            141.0          397.9          160.6     1,843.0

---------------
nm -- Not meaningful

     Income (loss) from operations reported for Scotts' four operating segments represents earnings before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. Accordingly, the Corporate operating loss for the fiscal years ended September 30, 2002, 2001 and 2000 includes amortization of certain intangible assets, unallocated corporate general and administrative expenses, certain other income/expense not allocated to the business segments and North America restructuring charges in fiscal 2002 and 2001. International restructuring charges of approximately $4.5 million and $10.4 million are included in International Consumer's operating loss in fiscal 2002 and 2001, respectively. Global Professional operating income in fiscal 2001 is net of restructuring charges of $2.9 million.

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

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for fiscal 2002 and 2001.

                                             Amended
                                             1st Qtr         2nd Qtr         3rd Qtr         4th Qtr         Full Year
----------------------------------------------------------------------------------------------------------------------
                                                               (in millions, except per share data)
FISCAL 2002
Net sales                                    $ 163.0         $ 602.1         $ 692.2         $ 303.3         $1,760.6
Gross profit                                    31.1           239.9           270.6            93.3            634.9
Net income (loss) before cumulative
  effect of accounting change                  (47.0)           64.9            95.8           (12.7)           101.0
Cumulative effect of change in
  accounting for intangible assets,
  net of tax                                   (18.5)             --              --              --            (18.5)
                                             -------         -------         -------         -------         --------
Net income (loss)                              (65.5)           64.9            95.8           (12.7)            82.5
Basic earnings (loss) per common
  share before effect of accounting
  change                                     $ (1.63)        $  2.23         $  3.25         $ (0.43)        $   3.44
Cumulative effect of change in
  accounting for intangible assets,
  net of tax                                   (0.64)             --              --              --            (0.63)
                                             -------         -------         -------         -------         --------
Basic earnings (loss) per common
  share                                        (2.27)           2.23            3.25           (0.43)            2.81
Common shares used in basic EPS
  calculation                                   28.8            29.1            29.5            29.8             29.3
Diluted earnings (loss) per common
  share before cumulative effect of
  accounting change                          $ (1.63)        $  2.06         $  3.02         $ (0.43)        $   3.19
Cumulative effect of change in
  accounting for intangible assets,
  net of tax                                   (0.64)             --              --              --            (0.58)
                                             -------         -------         -------         -------         --------
Diluted earnings (loss) per common
  share                                        (2.27)           2.06            3.02           (0.43)            2.61
Common shares and dilutive potential
  common shares used in diluted EPS
  calculation                                   28.8            31.5            31.8            29.8             31.7

                                             1st Qtr         2nd Qtr         3rd Qtr         4th Qtr         Full Year
----------------------------------------------------------------------------------------------------------------------
                                                               (in millions, except per share data)
FISCAL 2001
Net sales                                    $ 147.0         $ 713.5         $ 598.6         $ 236.7         $1,695.8
Gross profit                                    31.3           292.0           218.3            54.8            596.4
Net income (loss)                              (51.2)           84.8            45.4           (63.5)            15.5
Basic earnings (loss) per common
  share                                      $ (1.83)        $  3.01         $  1.60         $ (2.24)        $   0.55
Common shares used in basic EPS
  calculation                                   28.0            28.2            28.3            28.4             28.4
Diluted earnings (loss) per common
  share                                      $ (1.83)        $  2.80         $  1.49         $ (2.24)        $   0.51
Common shares and dilutive potential
  common shares used in diluted EPS
  calculation                                   28.0            30.3            30.6            28.4             30.4

     Certain reclassifications have been made within interim periods.

     Common stock equivalents, such as stock options and warrants, are excluded from the diluted loss per share calculation in periods where there is a net loss because their effect is anti-dilutive.

     Scotts' business is highly seasonal with over 70% of sales occurring in the second and third fiscal quarters combined.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

     In January 1999, The Scotts Company issued $330 million of 8 5/8% Senior Subordinated Notes due 2009 to qualified institutional buyers under the provisions of Rule 144A of the Securities Act of 1933. These Notes were subsequently registered in December 2000. In January 2002, the Company issued an additional $70 million of 8 5/8% Senior Subordinated Notes due 2009 and a Form S-4 registration has been filed to register the Notes.

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

     The following information presents consolidating Statements of Operations and Statements of Cash Flows for the three years ended September 30, 2002 and consolidated Balance Sheets as of September 30, 2002 and 2001. Separate audited financial statements of the individual guarantor subsidiaries have not been provided because management does not believe they would be meaningful to investors.

                                      ----

                               THE SCOTTS COMPANY
                            STATEMENT OF OPERATIONS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002
                                 (IN MILLIONS)

                                              Subsidiary      Non-
                                     Parent   Guarantors   Guarantors   Eliminations   Consolidated
---------------------------------------------------------------------------------------------------
Net sales                            $911.3     $418.0       $431.3        $             $1,760.6
Cost of sales                         622.9      234.7        266.4                       1,124.0
Restructuring and other charges         1.5                     0.2                           1.7
                                     ------     ------       ------        ------        --------
Gross profit                          286.9      183.3        164.7                         634.9
Gross commission earned from
  marketing agreement                  37.2                     2.4                          39.6
Costs associated with marketing
  agreement                            23.4                                                  23.4
                                     ------     ------       ------        ------        --------
Net commission earned from
  marketing agreement                  13.8                     2.4                          16.2
Advertising                            47.1       11.4         23.7                          82.2
Selling, general and administrative   198.9       16.7        114.0                         329.6
Restructuring and other charges         1.9        0.6          3.9                           6.4
Amortization of intangible assets       0.4        0.6          4.7                           5.7
Equity (income) loss in
  non-guarantors                      (67.8)                                 67.8
Intercompany allocations              (24.9)      13.7         11.2
Other (income) expense, net            (1.2)      (2.7)        (8.1)                        (12.0)
                                     ------     ------       ------        ------        --------
Income (loss) from operations         146.3      143.0         17.7         (67.8)          239.2
Interest (income) expense              73.0      (14.6)        17.9                          76.3
                                     ------     ------       ------        ------        --------
Income (loss) before income taxes      73.3      157.6         (0.2)        (67.8)          162.9
Income taxes (benefit)                  2.1       59.8                                       61.9
                                     ------     ------       ------        ------        --------
Income (loss) before cumulative
  effect of accounting change          71.2       97.8         (0.2)        (67.8)          101.0
Cumulative effect of change in
  accounting for intangible assets,
  net of tax                           11.3       (3.3)       (26.5)                        (18.5)
                                     ------     ------       ------        ------        --------
Net income (loss)                    $ 82.5     $ 94.5       $(26.7)       $(67.8)       $   82.5
                                     ======     ======       ======        ======        ========

                                      ----

                               THE SCOTTS COMPANY
                            STATEMENT OF CASH FLOWS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002
                                 (IN MILLIONS)

                                                     Subsidiary      Non-
                                           Parent    Guarantors   Guarantors   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                        $  82.5     $ 94.5       $(26.7)       $(67.8)       $  82.5
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
    Cumulative effect of change in
      accounting for intangible assets,
      pre-tax                                             3.3         26.5                         29.8
    Depreciation                              18.3        9.7          6.4                         34.4
    Amortization                               3.8        0.6          4.7                          9.1
    Deferred taxes                            21.2                                                 21.2
    Equity income in non-guarantors          (67.8)                                 67.8
    Restructuring and other charges
    Loss on sale of property
    Changes in assets and liabilities,
      net of acquired businesses:
      Accounts receivable                     (3.9)     (21.9)        (3.2)                       (29.0)
      Inventories                             92.8        5.1          1.5                         99.4
      Prepaid and other current assets        (0.3)       0.7         (3.1)                        (2.7)
      Accounts payable                       (15.3)      (3.1)         1.4                        (17.0)
      Accrued taxes and liabilities            1.3        9.5          0.9                         11.7
      Restructuring reserves                 (20.5)       0.7         (8.1)                       (27.9)
      Other assets                           (14.9)       4.1          6.3                         (4.5)
      Other liabilities                       32.4        0.2          1.0                         33.6
      Other, net                             (10.6)      (0.4)        (5.3)                       (16.3)
                                           -------     ------       ------        ------        -------
Net cash provided by operating activities    119.0      103.0          2.3                        224.3
                                           -------     ------       ------        ------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property, plant and
    equipment                                (34.1)     (16.3)        (6.6)                       (57.0)
  Proceeds from sale of equipment
  Investments in acquired businesses, net
    of cash acquired                                     (0.5)       (30.5)                       (31.0)
  Repayment of seller notes                   (2.1)     (13.5)       (16.4)                       (32.0)
  Other, net                                                           7.0                          7.0
                                           -------     ------       ------        ------        -------
Net cash used in investing activities        (36.2)     (30.3)       (46.5)                      (113.0)
                                           -------     ------       ------        ------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments under revolving and bank
    lines of credit                           (1.8)                  (95.8)                       (97.6)
  Net borrowings under term loans             (1.0)                  (30.9)                       (31.9)
  Issuance of 8 5/8% senior subordinated
    notes, net of issuance fees               70.2                                                 70.2
  Financing and issuance fees                 (2.2)                                                (2.2)
  Cash received from exercise of stock
    options                                   19.7                                                 19.7
  Intercompany financing                    (116.4)     (73.1)       189.5
                                           -------     ------       ------        ------        -------
Net cash provided by (used in) financing
  activities                                 (31.5)     (73.1)        62.8                        (41.8)
Effect of exchange rate changes on cash                               11.5                         11.5
                                           -------     ------       ------        ------        -------
Net increase (decrease) in cash               51.3       (0.4)        30.1                         81.0
Cash and cash equivalents, beginning of
  period                                       3.4        0.6         14.7                         18.7
                                           -------     ------       ------        ------        -------
Cash and cash equivalents, end of period   $  54.7     $  0.2       $ 44.8        $             $  99.7
                                           =======     ======       ======        ======        =======

                                      ----

                               THE SCOTTS COMPANY
                                 BALANCE SHEET
                            AS OF SEPTEMBER 30, 2002
                                 (IN MILLIONS)

                                                  Subsidiary      Non-
                                        Parent    Guarantors   Guarantors   Eliminations   Consolidated
-------------------------------------------------------------------------------------------------------
                                                ASSETS
Current Assets:
  Cash                                 $   54.7     $  0.2       $ 44.8      $               $   99.7
  Accounts receivable, net                 97.3       75.0         77.6                         249.9
  Inventories, net                        144.1       48.9         76.1                         269.1
  Current deferred tax asset               74.6        0.4         (0.4)                         74.6
  Prepaid and other assets                 17.0        1.9         17.9                          36.8
                                       --------     ------       ------      ---------       --------
    Total current assets                  387.7      126.4        216.0                         730.1
Property, plant and equipment, net        212.7       80.4         36.1                         329.2
Intangible assets, net                     26.4      474.7        290.6                         791.7
Other assets                               43.6        2.1          4.7                          50.4
Investment in affiliates                  941.6                                 (941.6)
Intracompany assets                       182.1      273.9                      (456.0)
                                       --------     ------       ------      ---------       --------
    Total assets                        1,794.1      957.5        547.4       (1,397.6)       1,901.4
                                       ========     ======       ======      =========       ========
                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt                          65.1        3.7         29.4                          98.2
  Accounts payable                         59.9       17.4         56.7                         134.0
  Accrued liabilities                     111.7       21.2         73.5                         206.4
  Accrued taxes                            14.2        1.9         (2.9)                         13.2
                                       --------     ------       ------      ---------       --------
    Total current liabilities             250.9       44.2        156.7                         451.8
Long-term debt                            606.0        3.4        121.8                         731.2
Other liabilities                          97.9        1.7         24.9                         124.5
Intracompany liabilities                  245.4         --        210.6         (456.0)
                                       --------     ------       ------      ---------       --------
    Total liabilities                   1,200.2       49.3        514.0         (456.0)       1,307.5
Commitments and Contingencies
Shareholders' Equity:
  Preferred shares, no par value,
    none issued
  Investment from parent                             486.8         61.6         (548.4)
  Common shares, no par value per
    share, $.01 stated value per
    share, issued 31.3 shares in 2002       0.3                                                   0.3
  Capital in excess of stated value       398.6                                                 398.6
  Retained earnings                       294.8      423.8         (6.3)        (417.5)         294.8
  Treasury stock at cost, 1.2 shares
    in 2002                               (41.8)                                                (41.8)
  Accumulated other comprehensive
    income                                (58.0)      (2.4)       (21.9)          24.3          (58.0)
                                       --------     ------       ------      ---------       --------
    Total shareholders' equity            593.9      908.2         33.4         (941.6)         593.9
                                       --------     ------       ------      ---------       --------
Total liabilities and shareholders'
  equity                               $1,794.1     $957.5       $547.4      $(1,397.6)      $1,901.4
                                       ========     ======       ======      =========       ========

                                      ----

                               THE SCOTTS COMPANY
                            STATEMENT OF OPERATIONS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001
                                 (IN MILLIONS)

                                            Subsidiary      Non-
                                   Parent   Guarantors   Guarantors   Eliminations   Consolidated
-------------------------------------------------------------------------------------------------
Net sales                          $919.6     $380.2       $396.0        $             $1,695.8
Cost of sales                       633.8      216.4        241.9                       1,092.1
Restructuring and other charges       2.5        1.4          3.4                           7.3
                                   ------     ------       ------        ------        --------
Gross profit                        283.3      162.4        150.7                         596.4
Gross commission earned from
  marketing agreement                34.6                     4.5                          39.1
Costs associated with marketing
  agreement                          16.9                     1.4                          18.3
                                   ------     ------       ------        ------        --------
Net commission earned from
  marketing agreement                17.7                     3.1                          20.8
Advertising                          59.9        0.3         28.9                          89.1
Selling, general and
  administrative                    194.5       21.6        108.0                         324.1
Restructuring and other charges      47.5       11.0          9.9                          68.4
Amortization of intangible assets     1.7       15.8         10.2                          27.7
Equity (income) loss in non-
  guarantors                        (61.7)                                 61.7
Intercompany allocations              1.0       (9.1)         8.1
Other (income) expense, net          (3.5)      (5.4)         0.4                          (8.5)
                                   ------     ------       ------        ------        --------
Income (loss) from operations        61.6      128.2        (11.7)        (61.7)          116.4
Interest (income) expense            78.4      (14.3)        23.6                          87.7
                                   ------     ------       ------        ------        --------
Income (loss) before income taxes   (16.8)     142.5        (35.3)        (61.7)           28.7
Income taxes (benefit)              (32.3)      60.5        (15.0)                         13.2
                                   ------     ------       ------        ------        --------
Income (loss) before cumulative
  effect of accounting change        15.5       82.0        (20.3)        (61.7)           15.5
Cumulative effect of change in
  accounting for intangible
  assets, net of tax
                                   ------     ------       ------        ------        --------
Net income (loss)                  $ 15.5     $ 82.0       $(20.3)       $(61.7)       $   15.5
                                   ======     ======       ======        ======        ========

                                      ----

                               THE SCOTTS COMPANY
                            STATEMENT OF CASH FLOWS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001
                                 (IN MILLIONS)

                                                 Subsidiary       Non-
                                       Parent    Guarantors    Guarantors    Eliminations    Consolidated
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                    $15.5       $ 82.0        $(20.3)        $(61.7)         $ 15.5
  Adjustments to reconcile net income
    (loss) to net cash (used in)
    provided by operating activities:
      Cumulative effect of change in
         accounting for intangible
         assets, pre-tax
      Depreciation                      15.5         10.2           6.9                           32.6
      Amortization                       1.9         15.7          13.4                           31.0
      Deferred taxes                   (19.9)                                                    (19.9)
      Equity income in non-guarantors  (61.7)                                     61.7
      Restructuring and other charges   13.2         14.5                                         27.7
      Loss on sale of property
      Changes in assets and
         liabilities, net of acquired
         businesses:
         Accounts receivable             0.4        (10.3)         (4.3)                         (14.2)
         Inventories                   (48.9)        (5.2)        (14.4)                         (68.5)
         Prepaid and other current
           assets                       28.7         (1.5)          4.2                           31.4
         Accounts payable               (6.5)        (2.9)          6.6                           (2.8)
         Accrued taxes and
           liabilities                  32.6        (72.1)         16.8                          (22.7)
         Restructuring reserves         13.3         11.4          12.6                           37.3
      Other assets                      (3.9)        13.3          (3.3)                           6.1
      Other liabilities                  1.6        (10.8)         16.8                            7.6
      Other, net                        10.4          0.4          (6.2)                           4.6
                                       ------      ------        ------         ------          ------
Net cash (used in) provided by
  operating activities                  (7.8)        44.7          28.8                           65.7
                                       ------      ------        ------         ------          ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property, plant and
    equipment                          (41.8)       (13.9)         (7.7)                         (63.4)
  Proceeds from sale of equipment
  Investments in acquired businesses,
    net of cash acquired                            (13.5)        (13.0)                         (26.5)
  Repayment of seller notes                          (1.2)         (9.9)                         (11.1)
                                       ------      ------        ------         ------          ------
Net cash used in investing activities  (41.8)       (28.6)        (30.6)                        (101.0)
                                       ------      ------        ------         ------          ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under revolving and
    bank lines of credit                59.5                        2.2                           61.7
  Net borrowings under term loans      (55.7)                                                    (55.7)
  Issuance of 8 5/8% senior
    subordinated notes, net of
    issuance fees
  Financing and issuance fees           (1.6)                                                     (1.6)
  Cash received from exercise of
    stock options                       17.0                                                      17.0
  Intercompany financing                17.8        (14.9)         (2.9)
                                       ------      ------        ------         ------          ------
Net cash provided by (used in)
  financing activities                  37.0        (14.9)         (0.7)                          21.4
Effect of exchange rate changes on
  cash                                                             (0.4)                          (0.4)
                                       ------      ------        ------         ------          ------
Net increase (decrease) in cash        (12.6)         1.2          (2.9)                         (14.3)
Cash and cash equivalents, beginning
  of period                             16.0         (0.6)         17.6                           33.0
                                       ------      ------        ------         ------          ------
Cash and cash equivalents, end of
  period                               $ 3.4       $  0.6        $ 14.7         $               $ 18.7
                                       ======      ======        ======         ======          ======

                                      ----

                               THE SCOTTS COMPANY
                                 BALANCE SHEET
                            AS OF SEPTEMBER 30, 2001
                                 (IN MILLIONS)

                                               Subsidiary      Non-
                                     Parent    Guarantors   Guarantors   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------
                                               ASSETS
Current Assets:
  Cash                              $    3.4     $  0.6       $ 14.7      $               $   18.7
  Accounts receivable, net              93.3       53.1         74.4                         220.8
  Inventories, net                     236.8       54.0         77.6                         368.4
  Current deferred tax asset            52.2        0.5         (0.5)                         52.2
  Prepaid and other assets              16.7        2.6         14.8                          34.1
                                    --------     ------       ------      ---------       --------
     Total current assets              402.4      110.8        181.0                         694.2
Property, plant and equipment, net     196.5       75.0         39.2                         310.7
Intangible assets, net                  28.8      478.6        263.7                         771.1
Other assets                            49.7        6.1         11.2                          67.0
Investment in affiliates               872.0                                 (872.0)
Intracompany assets                               215.6                      (215.6)
                                    --------     ------       ------      ---------       --------
     Total assets                    1,549.4      886.1        495.1       (1,087.6)       1,843.0
                                    ========     ======       ======      =========       ========
                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt                       31.5       15.0         24.8                          71.3
  Accounts payable                      75.1       20.5         55.3                         150.9
  Accrued liabilities                  124.0       26.6         57.4                         208.0
  Accrued taxes                         16.4        2.8         (4.3)                         14.9
                                    --------     ------       ------      ---------       --------
     Total current liabilities         247.0       64.9        133.2                         445.1
Long-term debt                         559.1        5.8        251.6                         816.5
Other liabilities                       48.8        0.4         26.0                          75.2
Intracompany liabilities               188.3                    27.3         (215.6)
                                    --------     ------       ------      ---------       --------
     Total liabilities               1,043.2       71.1        438.1         (215.6)       1,336.8
Commitments and Contingencies
Shareholders' Equity:
  Preferred shares, no par value,
     none issued
  Investment from parent                          488.1         60.4         (548.5)
  Common shares, no par value per
     share, $.01 stated value per
     share, issued 31.3 shares in
     2001                                0.3                                                   0.3
  Capital in excess of stated
     value                             398.3                                                 398.3
  Retained earnings                    212.3      329.3         20.4         (349.7)         212.3
  Treasury stock at cost, 2.6
     shares in 2001                    (70.0)                                                (70.0)
Accumulated other comprehensive
  income                               (34.7)      (2.4)       (23.8)          26.2          (34.7)
                                    --------     ------       ------      ---------       --------
     Total shareholders' equity        506.2      815.0         57.0         (872.0)         506.2
                                    --------     ------       ------      ---------       --------
       Total liabilities and
          shareholders' equity      $1,549.4     $886.1       $495.1      $(1,087.6)      $1,843.0
                                    ========     ======       ======      =========       ========

                                      ----

                               THE SCOTTS COMPANY
                            STATEMENT OF OPERATIONS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                                 (IN MILLIONS)

                                              Subsidiary      Non-
                                     Parent   Guarantors   Guarantors   Eliminations   Consolidated
---------------------------------------------------------------------------------------------------
Net sales                            $862.7     $398.8       $394.7        $             $1,656.2
Cost of sales                         559.2      260.2        233.0                       1,052.4
                                     ------     ------       ------        ------        --------
Gross profit                          303.5      138.6        161.7                         603.8
Gross commission earned from
  marketing agreement                  34.9                     4.3                          39.2
Costs associated with marketing
  agreement                             9.2                     0.7                           9.9
                                     ------     ------       ------        ------        --------
Net commission earned from
  marketing agreement                  25.7                     3.6                          29.3
Advertising                            47.7       18.5         22.8                          89.0
Selling, general and administrative   184.3       25.9        102.6                         312.8
Amortization of goodwill and other
  intangibles                           2.0       15.5          9.6                          27.1
Equity (income) loss in
  non-guarantors                      (52.4)                                 52.4
Intercompany allocations              (19.7)       9.8          9.9
Other (income) expenses, net            1.8       (8.7)         0.9                          (6.0)
                                     ------     ------       ------        ------        --------
Income (loss) from operations         165.5       77.6         19.5         (52.4)          210.2
Interest (income) expense              81.5      (11.3)        23.7                          93.9
                                     ------     ------       ------        ------        --------
Income (loss) before income taxes      84.0       88.9         (4.2)        (52.4)          116.3
Income taxes (benefit)                 10.9       33.9         (1.6)                         43.2
                                     ------     ------       ------        ------        --------
Income (loss) before cumulative
  effect of accounting change          73.1       55.0         (2.6)        (52.4)           73.1
Cumulative effect of change in
  accounting for intangible assets,
  net of tax
                                     ------     ------       ------        ------        --------
Net income (loss)                    $ 73.1     $ 55.0       $ (2.6)       $(52.4)       $   73.1
                                     ======     ======       ======        ======        ========

                                      ----

                               THE SCOTTS COMPANY
                            STATEMENT OF CASH FLOWS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                                 (IN MILLIONS)

                                                     Subsidiary      Non-
                                            Parent   Guarantors   Guarantors   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                         $ 73.1     $ 55.0       $ (2.6)       $(52.4)       $  73.1
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
       Cumulative effect of change in
         accounting for intangible assets,
         pre-tax
       Depreciation                           16.0        8.0          5.0                         29.0
       Amortization                            5.6       16.5          9.9                         32.0
       Deferred taxes                          7.5                                                  7.5
       Equity income in non-guarantors       (52.4)                                 52.4
       Loss on sale of fixed assets            0.6        1.8          2.0                          4.4
       Gain on sale of business               (4.6)                                                (4.6)
       Changes in assets and liabilities,
         net of acquired businesses:
         Accounts receivable                  48.3      (43.5)         1.6                          6.4
         Inventories                         (18.2)      12.5         11.5                          5.8
         Prepaid and other current assets    (13.0)       1.2          2.6                         (9.2)
         Accounts payable                     (5.0)      17.9          6.5                         19.4
         Accrued taxes and other
           liabilities                        51.5      (12.7)       (16.3)                        22.5
         Other assets                         (1.8)      (6.5)         3.6                         (4.7)
         Other liabilities                     3.1       (1.0)        (8.5)                        (6.4)
         Other, net                           (4.9)       1.5         (0.3)                        (3.7)
                                            ------     ------       ------        ------        -------
Net cash provided by operating activities    105.8       50.7         15.0                        171.5
                                            ------     ------       ------        ------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property, plant and
    equipment                                (53.2)      (9.0)       (10.3)                       (72.5)
  Proceeds from sale of equipment                                      1.8                          1.8
  Investments in non-guarantors              (11.8)      (4.1)        (2.4)                       (18.3)
  Repayments of seller notes                   7.0                    (8.0)                        (1.0)
  Other net                                    0.5                                                  0.5
                                            ------     ------       ------        ------        -------
Net cash used in investing activities        (57.5)     (13.1)       (18.9)                       (89.5)
                                            ------     ------       ------        ------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net (repayments) borrowings under
    revolving and bank lines of credit       (23.5)       4.5         (7.0)                       (26.0)
  Net borrowings under term loans            (23.7)                                               (23.7)
  Issuance of 8 5/8% senior subordinated
    notes, net of issuance fees
  Financing and issuance fees                 (1.0)                                                (1.0)
  Dividends on Class A
  Convertible Preferred Stock                 (6.4)                                                (6.4)
  Repurchase of treasury shares              (23.9)                                               (23.9)
  Cash received from exercise of stock
    options                                    2.8                                                  2.8
  Intercompany financing                      34.9      (45.8)        10.9
                                            ------     ------       ------        ------        -------
Net cash used in financing activities        (40.8)     (41.3)         3.9                        (78.2)
Effect of exchange rate changes on cash                               (1.1)                        (1.1)
                                            ------     ------       ------        ------        -------
Net increase (decrease) in cash                7.5       (3.7)        (1.1)                         2.7
Cash and cash equivalents, beginning of
  period                                       8.5        3.1         18.7                         30.3
                                            ------     ------       ------        ------        -------
Cash and cash equivalents, end of period    $ 16.0     $ (0.6)      $ 17.6        $             $  33.0
                                            ======     ======       ======        ======        =======

                                      ----

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of The Scotts Company

     Our audits of the consolidated financial statements referred to in our report dated October 30, 2002 appearing in Item 15(a)(1) of this Annual Report on Form 10-K, also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
Columbus, Ohio

October 30, 2002

                                      ----

                               THE SCOTTS COMPANY
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002
                                 (IN MILLIONS)

Column A                                 Column B    Column C   Column D     Column E    Column F
--------                                 ---------   --------   ---------   ----------   ---------
                                          Balance               Additions   Deductions
                                            at                   Charged     Credited     Balance
                                         Beginning   Reserves      to          and        at End
Classification                           of Period   Acquired    Expense    Write-Offs   of Period
--------------------------------------------------------------------------------------------------
Valuation and qualifying accounts
  deducted from the assets to which
  they apply:
Inventory reserve                          $22.3        $--       $17.4       $(13.8)      $25.9
Allowance for doubtful accounts             27.4                   12.0         (6.2)       33.2

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001
                                 (IN MILLIONS)

Column A                                 Column B    Column C   Column D     Column E    Column F
--------                                 ---------   --------   ---------   ----------   ---------
                                          Balance               Additions   Deductions
                                            at                   Charged     Credited     Balance
                                         Beginning   Reserves      to          and        at End
Classification                           of Period   Acquired    Expense    Write-Offs   of Period
--------------------------------------------------------------------------------------------------
Valuation and qualifying accounts
  deducted from the assets to which
  they apply:
Inventory reserve                          $20.1       $ --       $10.5       $ (8.3)      $22.3
Allowance for doubtful accounts             11.7        0.2        24.4         (8.9)       27.4

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                                 (IN MILLIONS)

Column A                                 Column B    Column C   Column D     Column E    Column F
--------                                 ---------   --------   ---------   ----------   ---------
                                          Balance               Additions   Deductions
                                            at                   Charged     Credited     Balance
                                         Beginning   Reserves      to          and        at End
Classification                           of Period   Acquired    Expense    Write-Offs   of Period
--------------------------------------------------------------------------------------------------
Valuation and qualifying accounts
  deducted from the assets to which
  they apply:
Inventory reserve                          $30.5       $0.0       $ 9.7       $(20.1)      $20.1
Allowance for doubtful accounts             16.4        0.0         4.8         (9.5)       11.7

                                      ----

                               THE SCOTTS COMPANY

                               INDEX TO EXHIBITS

Exhibit
  No.                        Description                                       Location
--------------------------------------------------------------------------------------------------------
2(a)     Amended and Restated Agreement and Plan of Merger,   Incorporated herein by reference to the
         dated as of May 19, 1995, among Stern's Miracle-Gro  Registrant's Current Report on Form 8-K
         Products, Inc., Stern's Nurseries, Inc.,             dated May 31, 1995 (File No. 0-19768)
         Miracle-Gro Lawn Products Inc., Miracle-Gro          [Exhibit 2(b)]
         Products Limited, Hagedorn Partnership, L.P., the
         general partners of Hagedorn Partnership, L.P.,
         Horace Hagedorn, Community Funds, Inc., and John
         Kenlon, The Scotts Company (the "Registrant"), and
         ZYX Corporation
2(b)     First Amendment to Amended and Restated Agreement    Incorporated herein by reference to the
         and Plan of Merger, made and entered into as of      Registrant's Current Report on Form 8-K
         October 1, 1999, among the Registrant, Scotts        dated October 4, 1999 (File No. 1-11593)
         Miracle-Gro Products, Inc. (as successor to ZYX      [Exhibit 2]
         Corporation and Stern's Miracle-Gro Products,
         Inc.), Miracle-Gro Lawn Products Inc., Miracle-Gro
         Products Limited, Hagedorn Partnership, L.P.,
         Community Funds, Inc., Horace Hagedorn and John
         Kenlon, and James Hagedorn, Katherine Hagedorn
         Littlefield, Paul Hagedorn, Peter Hagedorn, Robert
         Hagedorn and Susan Hagedorn
2(c)     Master Contract, dated September 30, 1998, by and    Incorporated herein by reference to the
         between Rhone-Poulenc Agro; the Registrant; Scotts   Registrant's Current Report on Form 8-K
         Celaflor GmbH & Co. K.G.; "David"                    dated October 22, 1998 (File No. 1-11593)
         Sechsundfunfzigste Beteiligungs und                  [Exhibit 2]
         Verwaltungsgesellschaft GmbH; Rhone-Poulenc Agro
         Europe GmbH; Scotts France Holdings S.A.R.L.;
         Scotts France S.A.R.L.; and Scotts Belgium 2
         B.V.B.A.
2(d)(1)  U.S. Asset Purchase Agreement, dated as of March     Incorporated herein by reference to the
         29, 2000, by and among The Andersons, Inc. and The   Registrant's Quarterly Report on Form 10-Q
         Andersons Agriservices, Inc., as buyers, and the     for the fiscal quarter ended July 1, 2000
         Registrant and OMS Investments, Inc., as sellers     (File No. 1-13292) [Exhibit 2(e)(i)]
2(d)(2)  Canadian Asset Purchase Agreement, dated as of       Incorporated herein by reference to the
         March 29, 2000, by and among The Nu-Gro              Registrant's Quarterly Report on Form 10-Q
         Corporation, as buyer, and the Registrant and OMS    for the fiscal quarter ended July 1, 2000
         Investments,                                         (File No. 1-13292) [Exhibit 2(e)(ii)]
                                                              Inc., as sellers
3(a)(1)  Certificate of Amendment by Shareholders to          Incorporated herein by reference to the
         Articles of The Scotts Company reflecting adoption   Registrant's Quarterly Report on Form 10-Q
         of amendment to Article FOURTH of Amended Articles   for the fiscal quarter ended December 30,
         of Incorporation by the shareholders of The Scotts   2000 (File No. 1-13292) [Exhibit 3(a)(1)]
         Company on January 18, 2001, as filed with Ohio
         Secretary of State on January 18, 2001
3(a)(2)  Certificate of Amendment by Directors of The Scotts  Incorporated herein by reference to the
         Company reflecting adoption of Restated Articles of  Registrant's Quarterly Report on Form 10-Q
         Incorporation attached thereto, by the Board of      for the fiscal quarter ended December 30,
         Directors of The Scotts Company on January 18,       2000 (File No. 1-13292) [Exhibit 3(a)(2)]
         2001, as filed with Ohio Secretary of State on
         January 29, 2001

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

                                      ----

Exhibit
  No.                        Description                                       Location
--------------------------------------------------------------------------------------------------------
4(j)     Waiver No. 3, dated as of October 19, 2001, to the   Incorporated herein by reference to the
         Credit Agreement, dated as of December 4, 1998, as   Registrant's Annual Report on Form 10-K
         amended by the Waiver, dated as of January 19,       for the fiscal year ended September 30,
         1999, the Amendment No. 1 and Consent, dated as of   2001 (File No. 1-13292) [Exhibit 4(j)]
         October 13, 1999, Waiver No. 2, dated as of
         February 14, 2000, Amendment No. 2, dated as of
         June 9, 2000, and as amended and restated by the
         Amended and Restated Credit Agreement, dated as of
         December 5, 2000, among the Registrant; the
         subsidiaries of the Registrant who are also
         borrowers from time to time; the lenders party
         thereto; The Chase Manhattan Bank as Administrative
         Agent; Salomon Smith Barney, Inc. as Syndication
         Agent; Credit Lyonnais New York Branch as
         Co-Documentation Agent; Bank One, Michigan, as
         successor to NBD Bank, as Co-Documentation Agent;
         and J. P. Morgan Securities Inc., as successor to
         Chase Securities Inc., as Lead Arranger and Book
         Manager
4(k)     Amendment No. 3, dated as of December 12, 2001, to   Incorporated herein by reference to the
         the Credit Agreement, dated as of December 4, 1998,  Registrant's Annual Report on Form 10-K
         as amended by the Waiver, dated as of January 19,    for the fiscal year ended and September
         1999, the Amendment No. 1 Consent, dated as of       30, 2001 (File No. 1-13292) [Exhibit 4(k)]
         October 13, 1999, Waiver No. 2, dated as of
         February 14, 2000, Amendment No. 2, dated as of
         June 9, 2000, and as amended and restated by the
         Amended and Restated Credit Agreement, dated as of
         December 5, 2000, as amended by Waiver No. 3, dated
         as of October 19, 2001, among the Registrant; the
         subsidiaries of the Registrant who are also
         borrowers from time to time; the lenders party
         thereto; JP Morgan Chase Bank (The Chase Manhattan
         Bank), as Administrative Agent; Salomon Smith
         Barney, Inc., as Syndication Agent; Credit Lyonnais
         New York Branch, as Co-Documentation Agent; Bank
         One, Michigan, as successor to NBD Bank, as Co-
         Documentation Agent; and J.P. Morgan Securities
         Inc., as successor to Chase Securities Inc., as
         Lead Arranger and Book Manager
4(l)     Indenture dated as of January 21, 1999 between The   Incorporated herein by reference to the
         Scotts Company and State Street Bank and Trust       Registrant's Registration Statement on
         Company, as Trustee                                  Form S-4 filed on April 21, 1999
                                                              (Registration No. 333-76739) [Exhibit 4]
10(a)(1) The O.M. Scott & Sons Company Excess Benefit Plan,   Incorporated herein by reference to the
         effective October 1, 1993                            Annual Report on Form 10-K for the fiscal
                                                              year ended September 30, 1993, of The
                                                              Scotts Company, a Delaware corporation
                                                              (File No. 0-19768) [Exhibit 10(h)]
10(a)(2) First Amendment to The O.M. Scott & Sons Company     Incorporated herein by reference to the
         Excess Benefit Plan, effective as of January 1,      Annual Report on Form 10-K for the fiscal
         1998                                                 year ended September 30, 2001 (File No.
                                                              1-13292) [Exhibit 10(a)(2)]

                                      ----

Exhibit
  No.                        Description                                       Location
--------------------------------------------------------------------------------------------------------
10(a)(3) Second Amendment to The O.M. Scott & Sons Company    Incorporated herein by reference to the
         Excess Benefit Plan, effective as of January 1,      Annual Report on Form 10-K for the fiscal
         1999                                                 year ended September 30, 2001 (File No.
                                                              1-13292) [Exhibit 10(a)(3)]
10(b)    The Scotts Company 1992 Long Term Incentive Plan     Incorporated herein by reference to the
         (as amended through May 15, 2000)                    Registrant's Quarterly Report on Form 10-Q
                                                              for the fiscal quarter ended April 1, 2000
                                                              (File No. 1-13292) [Exhibit 10(b)]
10(c)    The Scotts Company Executive Annual Incentive Plan   Incorporated herein by reference to the
                                                              Annual Report on Form 10-K for the fiscal
                                                              year ended September 30, 2001 (File No.
                                                              1-13292) [Exhibit 10(c)]
10(d)    The Scotts Company 1996 Stock Option Plan (as        Incorporated herein by reference to the
         amended through May 15, 2000)                        Registrant's Quarterly Report on Form 10-Q
                                                              for the fiscal quarter ended April 1, 2000
                                                              (File No. 1-13292) [Exhibit 10(d)]
10(e)    Specimen form of Stock Option Agreement (as amended  Incorporated herein by reference to the
         through October 23, 2001) for Non-Qualified Stock    Annual Report on Form 10-K for the fiscal
         Options granted to employees under The Scotts        year ended September 30, 2001 (File No.
         Company 1996 Stock Option Plan, U.S. specimen        1-13292) [Exhibit 10(e)]
10(f)    Specimen form of Stock Option Agreement (as amended  Incorporated herein by reference to the
         through October 23, 2001) for Non-Qualified Stock    Annual Report on Form 10-K for the fiscal
         Options granted to employees under The Scotts        year ended September 30, 2001 (File No.
         Company 1996 Stock Option Plan, French specimen      1-13292) [Exhibit 10(f)]
10(g)(1) The Scotts Company Executive Retirement Plan         Incorporated herein by reference to the
                                                              Registrant's Annual Report on Form 10-K
                                                              for the fiscal year ended September 30,
                                                              1998 (File No. 1-11593) [Exhibit 10(j)]
10(g)(2) First Amendment to The Scotts Company Executive      Incorporated herein by reference to the
         Retirement Plan, effective as of January 1, 1999     Annual Report on Form 10-K for the fiscal
                                                              year ended September 30, 2001 (File No.
                                                              1-13292) [Exhibit 10(g)(2)]
10(g)(3) Second Amendment to The Scotts Company Executive     Incorporated herein by reference to the
         Retirement Plan, effective as of January 1, 2000     Annual Report on Form 10-K for the fiscal
                                                              year ended September 30, 2001 (File No.
                                                              1-13292) [Exhibit 10(g)(3)]
10(h)(1) The Scotts Company Retirement Savings Plan           *
10(h)(2) First Amendment to The Scotts Company Retirement     *
         Savings Plan, effective as of January 1, 2002
10(i)    Employment Agreement, dated as of August 7, 1998,    Incorporated herein by reference to the
         between the Registrant and Charles M. Berger, and    Registrant's Annual Report on Form 10-K
         three attached Stock Option Agreements with the      for the fiscal year ended September 30,
         following effective dates: September 23, 1998,       1998 (File No. 1-11593) [Exhibit 10(n)]
         October 21, 1998 and September 24, 1999

                                      ----

Exhibit
  No.                        Description                                       Location
--------------------------------------------------------------------------------------------------------
10(j)    Stock Option Agreement, dated as of August 7, 1996,  Incorporated herein by reference to the
         between the Registrant and Charles M. Berger         Registrant's Annual Report on Form 10-K
                                                              for the fiscal year ended September 30,
                                                              1996 (File No. 1-11593) [Exhibit 10(m)]
10(k)    Letter agreement, dated March 21, 2001, pertaining   Incorporated herein by reference to the
         to amendment of Employment Agreement, dated as of    Registrant's Quarterly Report on Form 10-Q
         August 7, 1998, between the Registrant and Charles   for the fiscal quarter ended March 31,
         M. Berger; and employment of Mr. Berger through      2001 (File No. 1-13292) [Exhibit 10(w)]
         January 16, 2003
10(l)    Letter agreement, dated September 25, 2001,          Incorporated herein by reference to the
         replacing and superceding the letter agreement,      Annual Report on Form 10-K for the fiscal
         dated March 21, 2001, pertaining to amendment of     year ended September 30, 2001 (File No.
         Employment Agreement, dated as of August 7, 1998,    1-13292) [Exhibit 10(k)]
         between the Registrant and Charles M. Berger
10(m)    Employment Agreement, dated as of May 19, 1995,      Incorporated herein by reference to the
         between the Registrant and James Hagedorn            Registrant's Annual Report on Form 10-K
                                                              for the fiscal year ended September 30,
                                                              1995 (File No. 1-11593) [Exhibit 10(p)]
10(n)    Letter agreement, dated March 16, 1999, between the  Incorporated herein by reference to the
         Registrant and Hadia Lefavre                         Registrant's Annual Report on Form 10-K
                                                              for the fiscal year ended September 30,
                                                              1999 (File No. 1-11593) [Exhibit 10(p)]
10(o)    Letter agreement, dated October 14, 2001, between    Incorporated herein by reference to the
         the Registrant and Hadia Lefavre, pertaining to      Annual Report on Form 10-K for the fiscal
         terms of employment of Ms. Lefavre through           year ended September 30, 2001 (File No.
         September 30, 2002, and superseding certain          1-13292) [Exhibit 10(p)]
         provisions of the letter agreement, dated March 16,
         1999, between the Registrant and Ms. Lefavre
10(p)    Letter agreement, dated June 8, 2000, between the    Incorporated herein by reference to the
         Registrant and Patrick J. Norton                     Registrant's Annual Report on Form 10-K
                                                              for the fiscal year ended September 30,
                                                              2000 (File No. 1-13292) [Exhibit 10(q)]
10(q)    Letter agreement, dated November 5, 2002,            *
         pertaining to the terms of employment of Mr. Norton
         through December 31, 2005, and superseding certain
         provisions of the letter agreement, dated June 8,
         2000, between the Registrant and Mr. Norton.
10(r)    Written description of employment agreement between  Incorporated herein by reference to the
         the Registrant and Michael P. Kelty, Ph.D.           Annual Report on Form 10-K for the fiscal
                                                              year ended September 30, 2001 (File No.
                                                              1-13292) [Exhibit 10(u)]

                                      ----

Exhibit
  No.                        Description                                       Location
--------------------------------------------------------------------------------------------------------
10(s)    Letter agreement, dated as of December 20, 2001,     Incorporated herein by reference to the
         between the Registrant and L. Robert Stohler         Registrant's Quarterly Report on Form 10-Q
                                                              for the fiscal quarter ended December 29,
                                                              2001 (File No. 1-13292) [Exhibit 10(y)]
10(t)    Letter agreement, dated November 21, 2002,           *
         replacing and superseding the letter agreement
         dated December 20, 2001, between the Registrant and
         L. Robert Stohler
10(u)    Exclusive Distributor Agreement -- Horticulture,     Incorporated herein by reference to the
         effective as of June 22, 1998, between the           Registrant's Annual Report on Form 10-K
         Registrant and AgrEvo USA                            for the fiscal year ended September 30,
                                                              1998 (File No. 1-11593) [Exhibit 10(v)]
10(v)    Amended and Restated Exclusive Agency and Marketing  Incorporated herein by reference to the
         Agreement, dated as of September 30, 1998, between   Registrant's Annual Report on Form 10-K
         Monsanto Company (now Pharmacia Corporation) and     for the fiscal year ended September 30,
         the Registrant**                                     1999 (File No. 1-11593) [Exhibit 10(v)]
21       Subsidiaries of the Registrant                       *
23       Consent of Independent Accountants                   *
99.1     Certification pursuant to 18 U.S.C. Section 1350 as  *
         adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002

---------------

 * Filed herewith.

** Certain portions of this Exhibit have been omitted based upon an Order
   Granting Confidential Treatment from the Securities and Exchange Commission ("SEC"), dated August 23, 2002, extending through September 30, 2005.

                                      ----
                                       104