Form 10-Q
period 2002-12-28
SCOTTS COMPANY
filed 2003-02-11
CIK 825542

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                ----------------

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________TO____________

                         COMMISSION FILE NUMBER 1-13292

                               -------------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                     30,868,007                  OUTSTANDING AT FEBRUARY 7, 2003
         Common Shares, voting, no par value

================================================================================

                       THE SCOTTS COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                                         PAGE NO.
                                                                                                         --------
PART I. FINANCIAL INFORMATION:

Item 1.           Financial Statements
                  Condensed, Consolidated Statements of Operations - Three month
                  periods ended December 28, 2002 and December 29, 2001..................................    3

                  Condensed, Consolidated Statements of Cash Flows - Three month
                  periods ended December 28, 2002 and December 29, 2001..................................    4

                  Condensed, Consolidated Balance Sheets - December 28, 2002,
                  December 29, 2001 and September 30, 2002...............................................    5

                  Notes to Condensed, Consolidated Financial Statements..................................    6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations..   28

Item 4.           Controls and Procedures................................................................   41

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings......................................................................   42

Item 4.           Submission of Matters to a Vote of Security Holders.... ...............................   44

Item 6.           Exhibits and Reports on Form 8-K.......................................................   45

Signatures...............................................................................................   46

Certifications...........................................................................................   47

Exhibit Index............................................................................................   49

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                               THE SCOTTS COMPANY
                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                                     THREE MONTHS ENDED
                                                                                DECEMBER 28,     DECEMBER 29,
                                                                                    2002             2001
                                                                                ------------     ------------
Net sales.....................................................................    $  180.8         $  161.4
Cost of sales.................................................................       139.1            129.3
Restructuring and other charges...............................................         4.5              1.0
                                                                                  --------         --------
      Gross profit ...........................................................        37.2             31.1
Gross commission earned from marketing agreement .............................         -.-              -.-
Costs associated with marketing agreement ....................................         7.1              5.9
                                                                                  --------         --------
Net expense from marketing agreement .........................................        (7.1)            (5.9)
Operating expenses:
   Advertising ...............................................................         8.6              7.1
   Selling, general and administrative .......................................        67.8             69.5
   Selling, general and administrative - lawn service business ...............        10.0              5.8
   Restructuring and other charges............................................         1.8              0.8
   Amortization of intangibles................................................         2.0              1.8
   Other income, net .........................................................        (1.2)            (2.0)
                                                                                  --------         --------
      Loss from operations ...................................................       (58.9)           (57.8)
Interest expense .............................................................        16.5             18.5
                                                                                  --------         --------
      Loss before income taxes ...............................................       (75.4)           (76.3)
Income taxes .................................................................       (28.6)           (29.4)
                                                                                  --------         --------
      Loss before cumulative effect of accounting change......................       (46.8)           (46.9)
Cumulative effect of change in accounting for intangible assets, net of tax...         -.-            (18.5)
                                                                                  --------         --------
      Net loss.................................................................   $  (46.8)        $  (65.4)
                                                                                  ========         ========
BASIC LOSS PER COMMON SHARE:
Weighted-average common shares outstanding during the period...................       30.2             28.8
Basic loss per common share:
   Before cumulative effect of accounting change ..............................   $  (1.55)        $  (1.63)
   Cumulative effect of change in accounting for intangible
      assets, net of tax.......................................................        -.-            (0.64)
                                                                                  --------         --------
   After cumulative effect of accounting change ...............................   $  (1.55)        $  (2.27)
                                                                                  ========         ========
DILUTED LOSS PER COMMON SHARE:
Weighted-average common shares outstanding during the period ..................       30.2             28.8
Diluted loss per common share:
   Before cumulative effect of accounting change...............................   $  (1.55)        $  (1.63)
   Cumulative effect of change in accounting for intangible
      assets, net of tax.......................................................        -.-            (0.64)
                                                                                  --------         --------
After cumulative effect of accounting change...................................   $  (1.55)        $  (2.27)
                                                                                  ========         ========

            See notes to condensed, consolidated financial statements

                               THE SCOTTS COMPANY
                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                     THREE MONTHS ENDED
                                                                                DECEMBER 28,     DECEMBER 29,
                                                                                    2002             2001
                                                                                ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss................................................................          $  (46.8)        $  (65.4)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Cumulative effect of change in accounting for intangible assets......               -.-             29.8
   Stock option expense.................................................               0.4              -.-
   Depreciation ........................................................               8.8              7.9
   Amortization.........................................................               2.8              2.7
   Deferred taxes.......................................................               5.0            (11.5)
   Changes in assets and liabilities, net of acquired businesses:
      Accounts receivable...............................................              40.7             24.8
      Inventories.......................................................            (147.9)          (105.3)
      Prepaid and other current assets..................................              (2.7)            (5.2)
      Accounts payable..................................................              50.7             20.3
      Accrued taxes and liabilities.....................................             (32.1)           (24.5)
      Restructuring reserves............................................              (2.3)           (13.0)
      Other assets......................................................               1.6              0.7
      Other liabilities.................................................               1.0             (1.1)
   Other, net...........................................................              (5.4)             1.4
                                                                                  --------         --------
      Net cash used in operating activities.............................            (126.2)          (138.4)
                                                                                  --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property, plant and equipment..........................             (18.6)           (13.0)
   Investment in acquired businesses, net of cash acquired .............              (1.4)            (0.1)
   Payments on seller notes.............................................             (12.1)           (15.8)
                                                                                  --------         --------
      Net cash used in investing activities.............................             (32.1)           (28.9)
                                                                                  --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings under revolving and bank lines of credit .............              95.0            162.2
   Gross repayments under term loans....................................             (24.5)            (7.6)
   Financing and issuance fees..........................................              (0.5)            (1.9)
   Cash received from the exercise of stock options.....................               4.5              5.6
                                                                                  --------         --------
      Net cash provided by financing activities.........................              74.5            158.3
Effect of exchange rate changes on cash.................................               0.5             (0.1)
                                                                                  --------         --------
Net decrease in cash....................................................             (83.3)            (9.1)
Cash and cash equivalents at beginning of period .......................              99.7             18.7
                                                                                  --------         --------
Cash and cash equivalents at end of period..............................          $   16.4         $    9.6
                                                                                  ========         ========

            See notes to condensed, consolidated financial statements

                               THE SCOTTS COMPANY
                     CONDENSED, CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                           UNAUDITED
                                                                   DECEMBER 29,      DECEMBER 28,     SEPTEMBER 30,
                                                                      2002               2001             2002
                                                                      ----               ----             ----
                                                       ASSETS
Current assets:
   Cash and cash equivalents..................................     $      16.4       $      9.6       $     99.7
   Accounts receivable, less allowances of $21.1,
      $24.4 and $33.2, respectively...........................           209.1            196.0            249.9
   Inventories, net ..........................................           417.0            473.7            269.1
   Current deferred tax asset ................................            73.8             52.3             74.6
   Prepaid and other assets ..................................            39.5             39.4             36.8
                                                                   -----------       ----------       ----------
      Total current assets ...................................           755.8            771.0            730.1
   Property, plant and equipment, net ........................           338.4            314.6            329.2
   Goodwill and intangible assets, net .......................           802.5            736.8            791.7
   Other assets ..............................................            48.6             77.2             50.4
                                                                   -----------       ----------       ----------
      Total assets............................................     $   1,945.3       $  1,899.6       $  1,901.4
                                                                   ===========       ==========       ==========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of debt....................................     $      62.7       $    172.7       $     98.2
   Accounts payable ..........................................           184.6            171.3            134.0
   Accrued liabilities .......................................           200.4            194.2            206.4
   Accrued taxes..............................................           (15.0)            (7.9)            13.2
                                                                   -----------       ----------       ----------
      Total current liabilities ..............................           432.7            530.3            451.8
Long-term debt ...............................................           831.6            848.8            731.2
Other liabilities ............................................           129.7             74.2            124.5
                                                                   -----------       ----------       ----------
      Total liabilities ......................................         1,394.0          1,453.3          1,307.5
                                                                   ===========       ==========       ==========

Commitments and contingencies (note 9)
Shareholders' equity:
Common Shares, no par value per share, $.01 stated value
   per share 31.3 shares issued for all periods ..............             0.3              0.3              0.3
   Capital in excess of par value ............................           399.4            399.4            398.6
   Retained earnings .........................................           248.0            146.9            294.8
   Treasury stock, 1.0, 2.3, and 1.2 shares, respectively,
     at cost..................................................           (37.7)           (65.5)           (41.8)
   Accumulated other comprehensive loss ......................           (58.7)           (34.8)           (58.0)
                                                                   -----------       ----------       ----------
      Total shareholders' equity..............................           551.3            446.3            593.9
                                                                   -----------       ----------       ----------
      Total liabilities and shareholders' equity..............     $   1,945.3       $  1,899.6       $  1,901.4
                                                                   ===========       ==========       ==========

            See notes to condensed, consolidated financial statements

         NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS

         The Scotts Company and its subsidiaries (collectively "Scotts" or the "Company") are engaged in the manufacture, marketing and sale of lawn care and garden products. The Company's major customers include home improvement centers, mass merchandisers, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, lawn and landscape service companies, commercial nurseries and greenhouses, and specialty crop growers. The Company's products are sold primarily in North America and the European Union. We also operate the Scotts LawnService(R) business which provides lawn and tree and shrub fertilization, insect control and other related services in the United States.

         ORGANIZATION

         The condensed, consolidated financial statements include the accounts of The Scotts Company and its subsidiaries. All material intercompany transactions have been eliminated.

         BASIS OF PRESENTATION

         The condensed, consolidated balance sheets as of December 28, 2002 and December 29, 2001, and the related condensed, consolidated statements of operations and of cash flows for the three month periods then ended, are unaudited; however, in the opinion of management, such financial statements contain all adjustments necessary for the fair presentation of the Company's financial position, results of operations and cash flows. Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the financial statements and accompanying notes in The Scotts Company's fiscal 2002 Annual Report on Form 10-K.

         REVENUE RECOGNITION

         Revenue is recognized when products are shipped and when title and risk of loss transfer to the customer. Provisions for estimated returns and allowances are recorded at the time of shipment based on historical rates of returns applied as a percentage of sales. Scotts LawnService(R) revenues are recognized at the time service is provided to the customer.

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

         ADVERTISING

         The Company advertises its branded products through national and regional media. Advertising costs incurred during the year are expensed to interim periods in relation to revenues. All advertising costs, except for external production costs, are expensed within the fiscal year in which such costs are incurred. External production costs for advertising programs are deferred until the period in which the advertising is first aired.

         Scotts LawnService(R) promotes its service offerings through direct response mail campaigns. The external costs associated with these campaigns are deferred and recognized ratably in proportion to revenues as advertising costs over a period not in excess of one year.

         STOCK OPTIONS

         In July 2002, the Company announced that it would begin expensing prospective grants of employee stock based compensation awards beginning in fiscal 2003 in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The fair value of future awards will be expensed ratably over the vesting period, which has historically been three years.

         On November 7, 2002, the Company granted 372,000 stock options to officers and other key employees. The exercise price was determined by the closing price of the Company's shares on the date of grant. The related compensation expense recorded in the three months ended December 28, 2002 was $369,000.

         The Black-Scholes value of options granted in fiscal 2001 and fiscal 2002 was $10.0 million and $10.7 million, respectively. The value of all stock-based compensation grants to be awarded in fiscal 2003 is expected to be in the $10-12 million range. Under the Company's prospective adoption of SFAS No. 123, the expensing of awards will commence with awards granted in fiscal 2003. Assuming the company continues to grant awards each year with a value in the $10-12 million range into the future, compensation expense will increase over fiscal 2002 by $3.33 to $4.0 million in fiscal 2003, $6.66 to $8.0 million in fiscal 2004 and $10.0 to $12.0 million in fiscal 2005 and beyond.

         Had compensation expense been recognized for the periods ended December 28, 2002 and December 29, 2001 in accordance with the recognition provisions of SFAS No. 123, the Company would have recorded net loss and net loss per share as follows:

                                                         THREE MONTHS ENDED
                                                   DECEMBER 28,          DECEMBER 29,
                                                       2002                  2001
                                                       ----                  ----
                                                   ($ MILLIONS EXCEPT PER SHARE DATA)
Net loss.......................................      $  (46.8)             $  (65.4)
Stock-based compensation, net of tax...........          (1.0)                 (1.2)
                                                     --------              --------
Net loss as adjusted ..........................      $  (47.8)             $  (66.6)
                                                     ========              ========
Adjusted net loss per share:
    Basic......................................      $  (1.58)             $  (2.31)
    Diluted....................................      $  (1.58)             $  (2.31)

         The pro forma amounts shown above are not necessarily representative of the impact on net income in future periods.

         Prior to fiscal 2003, the Company accounted for stock options under APB 25, "Accounting for Stock Issued to Employees" and, as allowable, adopted only the disclosure provisions of SFAS No. 123.

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

         Interest is capitalized on capital projects with significant cost and duration. The Company capitalized $639,000 and $319,000 of interest costs during the quarters ending December 28, 2002 and December 29, 2001, respectively.

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

         RECLASSIFICATIONS

         Certain reclassifications have been made in prior periods' financial statements to conform to fiscal 2003 classifications.

2.       DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS

         Inventories, net of provisions for slow moving and obsolete inventory of $27.7 million, $25.7 million, and $25.9 million, respectively, consisted of:

                                                   DECEMBER 28,  DECEMBER 29,   SEPTEMBER 30,
                                                      2002           2001           2002
                                                      ----           ----           ----
                                                                 ($ MILLIONS)
INVENTORIES
Finished goods...................................   $  326.1      $  389.4        $ 196.6
Raw materials....................................       90.9          84.3           72.5
                                                    --------      --------        -------
Total............................................      417.0         473.7          269.1
                                                    ========      ========        =======

                                                   DECEMBER 28,  DECEMBER 29,   SEPTEMBER 30,
                                                       2002          2001           2002
                                                       ----          ----           ----
                                                                 ($ MILLIONS)
PROPERTY, PLANT AND EQUIPMENT, NET:
Land and improvements ...........................   $   37.3      $   38.1        $  38.0
Buildings........................................      121.8         101.9          120.9
Machinery and equipment..........................      288.9         238.3          289.9
Furniture and fixtures...........................       32.8          31.3           33.1
Software.........................................       47.1          42.5           47.6
Construction in progress.........................       60.6          86.9           45.7
Less: accumulated depreciation...................     (250.1)       (224.4)        (246.0)
                                                    --------      --------        -------
Total............................................   $  338.4      $  314.6        $ 329.2
                                                    ========      ========        =======

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

         The agreement also requires the Company to make fixed annual payments to Monsanto as a contribution against the overall expenses of the Roundup(R) business. The annual fixed payment is defined as $20 million. However, portions of the annual payments for the first three years of the agreement are deferred. No payment was required for the first year (fiscal 1999), a payment of $5 million was required for the second year and a payment of $15 million was required for the third year so that a total of $40 million of the contribution payments were deferred. Beginning in fiscal 2003, the fifth year of the agreement, the annual payments to Monsanto increase to at least $25 million, which include per annum interest charges at 8%. The annual payments may be increased above $25 million if certain significant earnings targets are exceeded. If all of the deferred contribution amounts are paid prior to 2018, the annual contribution payments revert to $20 million. Regardless of whether the deferred contribution amounts are paid, all contribution payments cease entirely in 2018.

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

         The Company's conclusion is not free from challenge and, in fact, would likely be challenged if the Company were to terminate the agreement. If it were determined that, upon termination, the Company must pay any remaining deferred contribution amounts and related per annum charges, the resulting charge to earnings could have a material impact on the Company's results of operations and financial position. At December 28, 2002, contribution payments and related per annum charges of approximately $50.0 million had been deferred under the agreement. This amount is considered a contingent obligation and has not been reflected in the financial statements as of and for the year then ended.

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

4.       RESTRUCTURING AND OTHER CHARGES

         FISCAL 2003 CHARGES

         During the first quarter of fiscal 2003, the Company recorded $6.3 million of restructuring and other charges.

         Costs of $4.3 million associated with exiting certain warehouses in North America, as part of improvements to the North American supply chain and $0.2 million of accelerated depreciation for the Bramford, England facility, were included in cost of sales. Costs of $1.8 million were charged to selling, general and administrative costs for the continued European integration efforts that began in the fourth quarter of fiscal 2002.

         FISCAL 2002 CHARGES

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

         The remaining $4.1 million expensed as restructuring and other costs in fiscal 2002 pertained to personnel and inventory relocation. These relocation charges related to a plan to optimize the North American supply chain that was initiated in the third and fourth quarters of fiscal 2001.

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

         The following is a rollforward of the cash portion of the restructuring and other charges accrued in fiscal 2001, 2002 and thus far in fiscal 2003. The balances remaining at December 28, 2002 are included in accrued liabilities and other liabilities in the condensed, consolidated balance sheets. The portion classified as other long-term liabilities is future lease obligations that extend beyond one year.

                                                        BALANCE                                BALANCE
DESCRIPTION                  TYPE   CLASSIFICATION   SEPT. 30, 2002  PAYMENT      OTHER     DEC. 28, 2002
-----------                  ----   --------------   --------------  -------      -----     -------------
                                                                   ($ MILLIONS)
Severance.................   Cash       SG&A          $     6.8      $  (1.5)     $   0.1      $    5.4
Facility exit costs.......   Cash       SG&A                3.5         (0.7)                       2.8
Other related costs.......   Cash       SG&A                1.7         (0.3)                       1.4
                                                      ---------      -------      -------      --------
    Total cash............                            $    12.0      $  (2.5)     $   0.1      $    9.6
                                                      =========      =======      =======      ========

5.       INTANGIBLE ASSETS, NET

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

         Management assesses the recoverability of goodwill, tradenames and other intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its discounted future cash flows. Goodwill and unamortizable intangible assets are reviewed for impairment at least annually. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying of the asset exceeds its estimated fair value. In the first quarter of fiscal 2003, the Company updated its impairment analysis and determined that a charge for impairment was not necessary at this time.

         The following table presents goodwill and intangible assets as of the end of each period presented.

                                                    DECEMBER 28, 2002                      DECEMBER 29, 2001
                                                    -----------------                      -----------------
                                     WEIGHTED   GROSS                      NET      GROSS                       NET
                                     AVERAGE   CARRYING   ACCUMULATED   CARRYING   CARRYING   ACCUMULATED     CARRYING
                                      LIFE      AMOUNT    AMORTIZATION   AMOUNT     AMOUNT   AMORTIZATION      AMOUNT
                                     --------  --------   ------------  --------   --------  ------------    ---------
                                                                                             ($ MILLIONS)
Amortized Intangible Assets:
   Technology....................      21      $  63.5    $  (19.6)     $   43.9    $  60.7    $  (16.4)      $   44.3
   Customer accounts.............       7         35.4        (3.9)         31.5       23.3        (2.6)          20.7
   Tradenames....................      16         11.3        (2.5)          8.8       11.3        (1.8)           9.5
   Other.........................      36         51.7       (34.9)         16.8       48.5       (32.5)          16.0
                                                                        --------                              --------
     Total amortized
       intangible assets, net....                                          101.0                                  90.5
Unamortized Intangible Assets:
   Tradenames....................                                          314.0                                 316.9
   Other.........................                                            3.1                                   3.2
                                                                        --------                              --------
   Total intangible assets, net..                                          418.1                                 410.6
     Goodwill....................                                          384.4                                 326.2
     Total goodwill and                                                 --------                              --------
       intangible assets, net....                                       $  802.5                              $  736.8
                                                                        ========                              ========

                                          SEPTEMBER 30, 2002
                                          ------------------
                                    GROSS                      NET
                                   CARRYING   ACCUMULATED    CARRYING
                                    AMOUNT    AMORTIZATION    AMOUNT
                                   --------   ------------   --------
Amortized Intangible Assets:
   Technology....................  $  61.9    $ (18.8)       $  43.1
   Customer accounts.............     33.2       (3.5)          29.7
   Tradenames....................     11.3       (2.3)           9.0
   Other.........................     50.6      (34.0)          16.6
                                                             -------
     Total amortized
       intangible assets, net....                               98.4
Unamortized Intangible Assets:
   Tradenames....................                              312.7
   Other.........................                                3.1
                                                             -------
   Total intangible assets, net..                              414.2
     Goodwill....................                              377.5
     Total goodwill and                                      -------
       intangible assets, net....                            $ 791.7
                                                             =======

         The changes to the net carrying value of goodwill by segment for the quarter ended December 28, 2002 are as follows (in millions):

                                               N.A.           SCOTTS           GLOBAL       INTERNATIONAL
                                             CONSUMER      LAWNSERVICE(R)   PROFESSIONAL      CONSUMER          TOTAL
                                             --------      --------------   ------------    -------------     --------
Balance as of September 30, 2002             $  178.3        $  68.5          $ 52.5           $  78.2        $  377.5
Increases due to acquisitions                                    3.9                                               3.9
Decreases                                                                                                          -.-
Other (reclassifications and cumulative
  translation)                                   (0.2)                           0.4               2.8             3.0
                                             --------        -------          ------           -------        --------
Balance as of December 28, 2002              $  178.1        $  72.4          $ 52.9           $  81.0        $  384.4
                                             ========        =======          ======           =======        ========

         Amortization expense for the intangible assets existing as of December 28, 2002 for the remainder of fiscal year ending September 30, 2003 is $6.2 million.

         Estimated future amortization expense for the intangible assets existing as of December 28, 2002 is as follows:

 YEAR ENDING
 SEPTEMBER 30,                                     $ MILLIONS
--------------                                     ----------
  2004      ...............................          $  7.5
  2005      ...............................             7.4
  2006      ...............................             7.4
  2007      ...............................             7.4
  2008      ...............................             7.4

6.       LONG-TERM DEBT

                                                DECEMBER 28,     DECEMBER 29,     SEPTEMBER 30,
                                                    2002             2001             2002
                                                    ----             ----             ----
                                                                 ($ millions)
Revolving loans under credit facility.........   $     94.6       $    255.4       $      -.-
Term loans under credit facility..............        355.3            387.8            375.5
Senior subordinated notes.....................        392.2            320.9            391.8
Notes due to sellers .........................         35.2             37.2             43.4
Foreign bank borrowings and term loans........          5.7              8.4              7.0
Capital lease obligations and other ..........         11.3             11.8             11.7
                                                 ----------       ----------       ----------
                                                      894.3          1,021.5            829.4
Less current portions.........................         62.7            172.7             98.2
                                                 ----------       ----------       ----------
                                                 $    831.6       $    848.8       $    731.2
                                                 ==========       ==========       ==========

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

         Spreads on rates and commitment fees under the Credit Agreement vary according to the Company's leverage ratios and interest rates also vary within tranches. The weighted-average interest rate on the Company's borrowings under the revolving credit facility for the quarters ended December 28, 2002 and December 29, 2001 was 7.30% and 8.22%, respectively. Financial covenants include interest coverage and net leverage ratios. Other covenants include limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sale of assets, leases, dividends, capital expenditures, and investments. The Scotts Company and all of its domestic subsidiaries pledged substantially all of their personal, real and intellectual property assets as collateral for the borrowings under the Credit Agreement. The Scotts Company and its subsidiaries also pledged the stock in foreign subsidiaries that borrow under the Credit Agreement. At December 28, 2002, the Company is in compliance with all applicable affirmative and negative covenants.

         Approximately $17.3 million of financing costs associated with the Credit Agreement have been deferred as of December 28, 2002 and are being amortized over a period which ends June 30, 2005. Through December 28, 2002, approximately $9.4 million of the total had been amortized to expense.

         The term loan facilities under the Credit Agreement consist of two tranches. The Tranche A Term Loan Facility consists of three sub-tranches of Euros and British Pounds Sterling in the aggregate principal amount of $265 million which are to be repaid quarterly over a 6 1/2 year period ending June 30, 2005. The Tranche B Term Loan Facility has an aggregate principal amount of $260 million and is to be repaid quarterly over a 6 1/2 year period ending December 31, 2007. At December 28, 2002, the outstanding balances of the Tranche A and Tranche B Term Loan Facilities are $113.9 and $241.4, respectively. Repayments by fiscal years are as follows:

                  FOR THE REMAINDER                           FOR THE FISCAL YEARS ENDING
                   OF FISCAL YEAR                                    SEPTEMBER 30,
              ENDING SEPTEMBER 30, 2003      2004           2005         2006         2007          2008
              -------------------------      ----           ----         ----         ----          ----
                                                                    ($ MILLIONS)
Tranche A           $   34.8                $ 34.8         $ 44.3       $   -        $    -        $   -
Tranche B                0.9                   0.9            0.9         0.9         178.4         59.4

         These future payments are presented at December 28, 2002 foreign exchange rates.

         The term loan facilities have a variable interest rate, which was 4.9% at December 28, 2002

         In January 2002, The Scotts Company completed an offering of $70 million of 8 5/8% Senior Subordinated Notes due 2009. The net proceeds from the offering were used to pay down borrowings on our revolving credit facility. The effective interest rate for the notes is 8 3/8%. The notes were issued at a premium of $1.8 million. The issuance costs associated with the offering totaled $1.6 million. Both the premium and the issuance costs are being amortized over the remaining life of the notes.

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

         In conjunction with past acquisitions, notes were issued for certain portions of the total purchase price that are to be paid in future periods. The present value of the remaining note payments is $35.2 million of which $21.9 million pertains to lawn service business acquisitions and $9.7 million pertains to the December 2000 acquisition of the Substral business in Europe. The Company is imputing interest on the notes using the stated interest rate or an interest rate prevalent for similar instruments at the time of acquisition for non-interest bearing notes.

         Foreign notes of $6.0 million issued on December 12, 1997, have an 8-year term and bear interest at 1% below LIBOR. The present value of these loans at December 28, 2002 and December 29, 2001 was $0.6 million and $2.7 million, respectively. The loans are denominated in British Pounds Sterling and can be redeemed, on demand, by the note holder. The foreign bank borrowings of $5.1 million at December 28, 2002 and $5.7 million at December 29, 2001 represent lines of credit for foreign operations and are primarily denominated in Euros.

7.       LOSS PER COMMON SHARE

         The Company did not include 1.7 million and 2.2 million potentially dilutive shares in the diluted loss per share calculation for the three months ended December 28, 2002 and December 29, 2001, respectively, because to do so would have been anti-dilutive.

                                                                                     THREE MONTHS ENDED
                                                                                 DECEMBER 28,   DECEMBER 29,
                                                                                     2002           2001
                                                                                     ----           ----
                                                                                   ($ MILLIONS, EXCEPT PER
                                                                                         SHARE DATA)
NET LOSS:
Loss before cumulative effect of accounting change.............................  $  (46.8)      $  (46.9)
Cumulative effect of change in accounting for intangible assets, net of tax....       -.-          (18.5)
                                                                                 --------       --------
Net loss.......................................................................  $  (46.8)      $  (65.4)
                                                                                 ========       ========
BASIC LOSS PER COMMON SHARE:
Weighted-average common shares outstanding during the period...................      30.2           28.8
Basic loss per common share:
   Before cumulative effect of accounting change ..............................  $  (1.55)      $  (1.63)
   Cumulative effect of change in accounting for intangible assets,
      net of tax...............................................................       -.-          (0.64)
                                                                                 --------       --------
   After cumulative effect of accounting change ...............................  $  (1.55)      $  (2.27)
                                                                                 ========       ========
DILUTED LOSS PER COMMON SHARE:
Weighted-average common shares outstanding during the period ..................      30.2           28.8
Diluted loss per common share:
   Before cumulative effect of accounting change...............................  $  (1.55)      $  (1.63)
   Cumulative effect of change in accounting for intangible assets,
      net of tax...............................................................       -.-          (0.64)
                                                                                 --------       --------
   After cumulative effect of accounting change................................  $  (1.55)      $  (2.27)
                                                                                 ========       ========

8.       STATEMENT OF COMPREHENSIVE INCOME

         The components of other comprehensive loss and total comprehensive loss for the three months ended December 28, 2002 and December 29, 2001 are as follows:

                                                                                     THREE MONTHS ENDED
                                                                                 DECEMBER 28,   DECEMBER 29
                                                                                     2002          2001
                                                                                     ----          ----
Net loss......................................................................   $  (46.8)      $  (65.4)
Other comprehensive income (expense):
Foreign currency translation adjustments......................................       (0.6)          (0.5)
Change in valuation of derivative instruments.................................        -.-            0.4
                                                                                 --------       --------
Comprehensive loss............................................................   $  (47.4)      $  (65.5)
                                                                                 ========       ========

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

         ENVIRONMENTAL MATTERS

         In June 1997, the Ohio Environmental Protection Agency ("Ohio EPA") initiated an enforcement action against us with respect to alleged surface water violations and inadequate treatment capabilities at our Marysville facility and sought corrective action under the federal Resource Conservation Recovery Act. The action relates to several discontinued on-site disposal areas which date back to the early operations of the

         Marysville facility that we had already been assessing voluntarily. Since initiation of the action, the Company met with the Ohio Attorney General and the Ohio EPA, and was ultimately able to negotiate an amicable resolution of these issues. On December 3, 2001, an agreed judicial Consent Order was submitted to the Union County Common Pleas Court and was entered by the court on January 25, 2002. We are continuing our remediation activities with the knowledge and oversight of the Ohio EPA.

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

         Regulations and environmental concerns also exist surrounding peat extraction in the United Kingdom and the European Union. In August 2000, English Nature, the nature conservation advisory body to the U.K. government, notified us that three of our peat harvesting sites in the United Kingdom were under consideration as possible "Special Areas of Conservation" under European Union Law. In April 2002, working in conjunction with Friends of the Earth (U.K.), we reached agreement with English Nature to transfer our interests in the properties and for the immediate cessation of all but a limited amount of peat extraction on one of the three sites in exchange for $18.1 million received in April 2002 and an additional approximately $3 million which will be received when we cease extraction at the third site. A gain of approximately $5 million was included in "Other Income" in fiscal 2002. Proceeds of approximately $13 million have been recorded as deferred income and will be recognized into income over the 29 month period beginning May, 2002 which coincides with the expected peat extraction period at the third site. As a result of this transaction we have withdrawn our objection to the proposed European designations as Special Areas of Conservation and will undertake restoration work on the sites for which we will receive additional compensation from English Nature. We consider that we have sufficient raw material supplies available to replace the peat extracted from such sites.

         The Company has determined that building materials at certain manufacturing facilities in the United Kingdom contain asbestos and may require removal in the future.

         At December 28, 2002, $7.2 million is accrued for the environmental matters described herein. The accrual is for future costs for site remediation. The significant portion of the costs accrued as of December 28, 2002 are expected to be paid in fiscal 2003 and 2004; however, payments could be made for a period thereafter.

         We believe that the amounts accrued as of December 28, 2002 are adequate to cover known environmental exposures based on current facts and estimates of likely outcome. However, the adequacy of these accruals is based on several significant assumptions:

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

         LEGAL PROCEEDINGS

         As noted in the discussion above under "Environmental Matters" we are involved in several pending environmental matters. We believe that our assessment of contingencies is reasonable and that related reserves, in the aggregate, are adequate; however, there can be no assurance that the final resolution of these matters will not have a material adverse affect on our results of operations, financial position and cash flows.

         Pending material legal proceedings are as follows:

         AGREVO ENVIRONMENTAL HEALTH, INC.

         On June 3, 1999, AgrEvo Environmental Health, Inc. ("AgrEvo") (which subsequently changed its name to Aventis Environmental Health Science USA LP) filed a complaint in the U.S. District Court for the Southern District of New York ("the New York Action"), against Scotts, a subsidiary of Scotts and Monsanto seeking damages and injunctive relief for alleged antitrust violations and breach of contract by Scotts and its subsidiary and antitrust violations and tortious interference with contract by Monsanto. Scotts purchased a consumer herbicide business from AgrEvo in May 1998. AgrEvo claims in the suit that Scotts' subsequent agreement to become Monsanto's exclusive sales and marketing agent for Monsanto's consumer Roundup(R) business violated the federal antitrust laws. AgrEvo contends that Monsanto attempted to or did monopolize the market for non-selective herbicides and conspired with Scotts to eliminate the herbicide Scotts previously purchased from AgrEvo, which competed with Monsanto's Roundup(R). AgrEvo also contends that Scotts' execution of various agreements with Monsanto, including the Roundup(R) marketing agreement, as well as Scotts' subsequent actions, violated the purchase agreements between AgrEvo and Scotts.

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

         On January 10, 2003, Scotts filed a supplemental counterclaim against Agrevo for breach of contract, claiming that Agrevo owes Scotts approximately $1.4 million that Scotts overpaid to Agrevo. Scotts' counterclaim is now part of the underlying litigation.

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

         CENTRAL GARDEN & PET COMPANY

         SCOTTS V. CENTRAL GARDEN, SOUTHERN DISTRICT OF OHIO

         On June 30, 2000, Scotts filed suit against Central Garden & Pet Company in the U.S. District Court for the Southern District of Ohio ("the Ohio Action") to recover approximately $24 million in accounts receivable and additional damages for other breaches of duty.

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

         CENTRAL GARDEN V. SCOTTS & PHARMACIA, CONTRA COSTA SUPERIOR COURT

         On October 31, 2000, Central Garden filed a complaint against Scotts and Pharmacia in the California Superior Court for Contra Costa County. That complaint seeks to assert breach of contract claims and claims under Section 17200 of the California Business and Professions Code. On December 4, 2000, Scotts and Pharmacia jointly filed a motion to stay this action based on the pendency of prior lawsuits that involve the same subject matter. By order dated February 23, 2001, the Superior Court stayed the action pending before it.

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

         Therefore, no accrual has been established related to the claims brought against Scotts by Central Garden, except for amounts ordered paid to Central Garden in the Ohio action. Scotts believes it has adequate reserves recorded for the amounts it may ultimately be required to pay.

         OTHER

         We are involved in other lawsuits and claims which arise in the normal course of our business. In our opinion, these claims individually and in the aggregate are not expected to result in a material adverse effect on our results of operations, financial position or cash flows.

         GUARANTEES

         In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN45"). FIN45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. For new guarantees provided after December 31, 2002, it requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements.

         The Company guarantees the lease on equipment for a supplier. The value of the guarantee at December 28, 2002 is $1.6 million. The final payment on the lease obligation is due in May, 2007.

         The Company also guarantees on behalf of a supplier to acquire a certain level of inventory, based on a production forecast, in the event we terminate our relationship with the supplier. The amount of the guarantee at December 28, 2002 is $1.6 million. The guarantee is ongoing until such time as the relationship with the supplier terminates.

10.      NEW ACCOUNTING STANDARDS

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation for companies that elect to change to the fair value method after December 15, 2003. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Because the Company has adopted the recognition provisions of SFAS No. 123, effective October 1, 2002, SFAS No.148 is not applicable. The Company has voluntarily disclosed the effects of award grants as would be required under SFAS No. 148. See Note 1 to Condensed, Consolidated Financial Statements for disclosure of pro forma net loss and pro forma loss per share as if the fair value based accounting method in statement No. 123 had been used for all transactions entered into after December 15, 1995.

11.      SEGMENT INFORMATION

         For fiscal 2003, the Company is divided into four reportable segments - North American Consumer, Scotts LawnService(R), International Consumer and Global Professional. The North American Consumer segment consists of the Lawns, Gardening Products, Ortho and Canadian business units.

         The North American Consumer segment specializes in dry, granular slow-release lawn fertilizers, combination lawn fertilizer and control products, grass seed, spreaders, water-soluble and controlled-release garden and indoor plant foods, plant care products, potting soils, barks, mulches and other growing media products, and pesticide products. Products are marketed to mass merchandisers, home improvement centers, large hardware chains, nurseries and gardens centers.

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

                                      NORTH AMERICAN      SCOTTS       INTERNATIONAL     GLOBAL      OTHER/
                                         CONSUMER      LAWNSERVICE(R)    CONSUMER     PROFESSIONAL  CORPORATE     TOTAL
                                      --------------   --------------  -------------  ------------  ---------     -----
                                                                       (IN MILLIONS)
Net sales:
   Q1 2003.........................     $    84.8        $   15.3        $  43.2        $  37.5     $    -.-    $   180.8
   Q1 2002.........................     $    76.2        $    8.7        $  40.1        $  36.4     $    -.-    $   161.4
Operating income (loss):
   Q1 2003.........................     $   (27.6)       $   (4.8)       $  (1.6)       $   0.4     $  (22.5)   $   (56.1)
   Q1 2002.........................     $   (29.4)       $   (2.1)       $  (6.6)       $  (0.2)    $  (16.8)   $   (55.1)
Operating margin:
   Q1 2003.........................         (32.6%)         (31.4%)         (3.7%)          1.1%        nm          (31.0%)
   Q1 2002.........................         (38.6%)         (24.1%)        (16.4%)         (0.6%)       nm          (34.1%)
Goodwill:
   Q1 2003.........................     $   178.1        $   72.4        $  81.0        $  52.9     $    -.-    $   384.4
   Q1 2002.........................     $   163.8        $   26.7        $  79.6        $  56.1     $    -.-    $   326.2
Total assets:
   Q1 2003.........................     $ 1,157.1        $   93.1        $ 424.4        $ 147.4     $  123.3    $ 1,945.3
   Q1 2002.........................     $ 1,208.8        $   36.1        $ 398.5        $ 144.1     $  112.1    $ 1,899.6

nm       Not meaningful.

         Operating income (loss) from operations reported for Scotts' four operating segments represents earnings before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. Accordingly, Corporate operating loss for the three months ended December 28, 2002 and December 29, 2001 includes amortization of certain intangible assets, unallocated corporate general and administrative expenses, and certain "other" income/expense not allocated to the business segments and North America restructuring charges.

         Total assets reported for Scotts' operating segments include the intangible assets for the acquired business within those segments. Corporate assets primarily include deferred financing and debt issuance costs, corporate intangible assets as well as deferred tax assets.

12.      FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

         In January 1999, the Company issued $330 million of 8 5/8% Senior Subordinated Notes due 2009 to qualified institutional buyers under the provisions of Rule 144A of the Securities Act of 1933. These Notes were subsequently registered in December 2000. In January 2002, the Company issued an additional $70 million of 8 5/8% Senior Subordinated Notes due 2009 to qualified institutional buyers under the provisions of Rule 144A of the Securities Act of 1933. These notes were subsequently registered in October 2002.

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

         The following unaudited information presents consolidating Statements of Operations, Statements of Cash Flows and Balance Sheets for the three-month periods ended December 28, 2002 and December 29, 2001. Separate unaudited financial statements of the individual guarantor subsidiaries have not been provided because management does not believe they would be meaningful to investors.

                               THE SCOTTS COMPANY
                             STATEMENT OF OPERATIONS
           FOR THE THREE MONTHS ENDED DECEMBER 28, 2002 (IN MILLIONS)
                                   (UNAUDITED)

                                                                           SUBSIDIARY      NON-
                                                                  PARENT   GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                               ----------  ----------   ----------   ------------   -------------
Net sales.......................................               $     87.2   $    17.3   $    76.3      $              $   180.8
Cost of sales ..................................                     66.2        24.3        48.6                         139.1
Restructuring and other charges.................                      4.3                     0.2                           4.5
                                                               ----------   ---------   ---------      --------       ---------
Gross profit ...................................                     16.7        (7.0)       27.5           -.-            37.2
Gross commission earned from agency agreement ..                     (0.2)                    0.2                           -.-
Costs associated with agency agreement .........                      7.1                                                   7.1
                                                               ----------   ---------   ---------      --------       ---------
  Net commission earned from agency agreement...                     (7.3)        -.-         0.2           -.-            (7.1)
Operating expenses:
  Advertising and promotion ....................                      4.8                     3.8                           8.6
  Selling, general and administrative...........                     47.3        (0.2)       30.7                          77.8
  Restructuring and other charges...............                      0.3         0.2         1.3                           1.8
  Amortization of intangibles ..................                      0.1         0.4         1.5                           2.0
Equity income in subsidiaries...................                     15.2                                 (15.2)            -.-
Intracompany allocations........................                     (9.5)        6.5         3.0                           -.-
Other (income) expenses, net ...................                      -.-        (0.2)       (1.0)                         (1.2)
                                                               ----------   ---------   ---------      --------       ---------
Income (loss) from operations ..................                    (48.8)      (13.7)      (11.6)         15.2           (58.9)
Interest expense ...............................                     17.3        (3.9)        3.1                          16.5
                                                               ----------   ---------   ---------      --------       ---------
Income (loss) before income taxes...............                    (66.1)       (9.8)      (14.7)         15.2           (75.4)
Income taxes ...................................                    (19.3)       (3.7)       (5.6)                        (28.6)
                                                               ----------   ---------   ---------      --------       ---------
Income (loss) before cumulative effect of
  accounting change.............................                    (46.8)       (6.1)       (9.1)         15.2           (46.8)
Cumulative effect of change in accounting
  for intangible assets, net of tax.............                                                            -.-
                                                               ----------   ---------   ---------      --------       ---------
Net income (loss)...............................               $    (46.8)  $    (6.1)  $    (9.1)     $   15.2       $   (46.8)
                                                               ==========   =========   =========      ========       =========

                               THE SCOTTS COMPANY
                             STATEMENT OF CASH FLOWS
        FOR THE THREE MONTH PERIOD ENDED DECEMBER 28, 2002 (IN MILLIONS)
                                   (UNAUDITED)

                                                                 SUBSIDIARY      NON-
                                                       PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                     ----------  ----------   ----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss). ...............................   $    (46.8)  $    (6.1)  $    (9.1)     $   15.2      $   (46.8)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Cumulative effect of change in accounting
    for intangible assets.........................                                                               -.-
  Stock option expense............................          0.4                                                  0.4
  Depreciation ...................................          5.3         2.2         1.3                          8.8
  Amortization ...................................          0.9         0.3         1.6                          2.8
  Deferred Taxes..................................          5.0                                                  5.0
  Equity (income) loss in non-guarantors..........         15.2                                 (15.2)           -.-
Net change in certain components
  of working capital..............................        (46.5)      (12.3)      (34.8)                       (93.6)
Net changes in other assets and
  liabilities and other adjustments...............          6.5         0.1        (9.4)                        (2.8)
                                                     ----------   ---------   ---------      --------      ---------
Net cash used in operating activities.............        (60.0)      (15.8)      (50.4)          -.-         (126.2)
                                                     ----------   ---------   ---------      --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant and equipment.......         (5.2)      (10.3)       (3.1)                       (18.6)
Investment in acquired businesses,
  net of cash acquired............................                                 (1.4)                        (1.4)
Payments on seller notes..........................                     (1.3)      (10.8)                       (12.1)
                                                     ----------   ---------   ---------      --------      ---------
Net cash used in investing activities.............         (5.2)      (11.6)      (15.3)          -.-          (32.1)
                                                     ----------   ---------   ---------      --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving
  and bank lines of credit........................          5.5                    89.5                         95.0
Gross repayments under term loans.................        (17.1)                   (7.4)                       (24.5)
Financing and issuance fees.......................         (0.5)                                                (0.5)
Cash received from the exercise of stock options..          4.5                                                  4.5
Intracompany financing............................         22.9        27.9       (50.8)                         -.-
                                                     ----------   ---------   ---------      --------      ---------
Net cash provided by financing activities.........         15.3        27.9        31.3           -.-           74.5
                                                     ----------   ---------   ---------      --------      ---------
Effect of exchange rate changes on cash...........          -.-         -.-         0.5           -.-            0.5
                                                     ----------   ---------   ---------      --------      ---------
Net increase (decrease) in cash...................        (49.9)        0.5       (33.9)                       (83.3)
Cash and cash equivalents, beginning of period....         54.7         0.2        44.8                         99.7
                                                     ----------   ---------   ---------      --------      ---------
Cash and cash equivalents, end of period..........   $      4.8   $     0.7   $    10.9      $    -.-      $    16.4
                                                     ==========   =========   =========      ========      =========

                               THE SCOTTS COMPANY
                                  BALANCE SHEET
                      AS OF DECEMBER 28, 2002 (IN MILLIONS)
                                   (UNAUDITED)

                                                                 SUBSIDIARY      NON-
                                                       PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                     ----------  ----------   ----------   ------------  ------------
                     ASSETS
Current assets:
  Cash and cash equivalents.....................     $      4.8   $     0.7   $    10.9                   $     16.4
  Accounts receivable, net .....................           40.4        69.6        99.1                        209.1
  Inventories, net .............................          242.7        74.8        99.5                        417.0
  Current deferred tax asset....................           73.4         0.4                                     73.8
  Prepaid and other assets......................           17.3         0.8        21.4                         39.5
                                                     ----------   ---------   ---------     ----------    ----------
       Total current assets.....................          378.6       146.3       230.9                        755.8
Property, plant and equipment, net .............          212.4        88.5        37.5                        338.4
Goodwill and intangible assets, net ............           26.2       474.3       302.0                        802.5
Other assets ...................................           48.6         2.2        (2.2)                        48.6
Investment in affiliates........................          981.1                                 (981.1)          -.-
Intracompany assets ............................                      258.0                     (258.0)          -.-
                                                     ----------   ---------   ---------     ----------    ----------
       Total assets.............................     $  1,646.9   $   969.3   $   568.2     $ (1,239.1)   $  1,945.3
                                                     ==========   =========   =========     ==========    ==========
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of debt.......................     $     47.1   $     3.3   $    12.3     $             $     62.7
  Accounts payable..............................           91.0        25.8        67.8                        184.6
  Accrued liabilities...........................          104.5        20.0        75.9                        200.4
  Accrued taxes.................................          (14.2)        1.8        (2.6)                       (15.0)
                                                     -----------  ---------   ----------    ----------    ----------
       Total current liabilities................          228.4        50.9       153.4                        432.7
Long-term debt..................................          612.8         2.2       216.6                        831.6
Other liabilities...............................          109.4         1.9        18.4                        129.7
Intracompany liabilities........................          119.4                   138.6         (258.0)          -.-
                                                     ----------   ---------   ---------     ----------    ----------
     Total liabilities..........................        1,070.0        55.0       527.0         (258.0)      1,394.0
                                                     ----------   ---------   ---------     ----------    ----------
Commitments and contingencies
Shareholders' equity:
  Investment from parent........................                      486.8        61.6         (548.4)          -.-
  Common shares, no par value per share,
    $.01 stated value per share.................            0.3                                                  0.3
  Capital in excess of par value................          399.4                                                399.4
  Retained earnings.............................          248.0       429.9         2.8         (432.7)        248.0
  Treasury stock, 1.0 shares at cost............          (37.7)                                               (37.7)
  Accumulated other comprehensive expense.......          (33.1)       (2.4)      (23.2)                       (58.7)
                                                     ----------   ---------   ---------     ----------    ----------
Total shareholders' equity......................          576.9       914.3        41.2         (981.1)        551.3
                                                     ----------   ---------   ---------     ----------    ----------
Total liabilities and shareholders' equity......     $  1,646.9   $   969.3   $   568.2     $ (1,239.1)   $  1,945.3
                                                     ==========   =========   =========     ==========    ==========

                               THE SCOTTS COMPANY
                             STATEMENT OF OPERATIONS
           FOR THE THREE MONTHS ENDED DECEMBER 29, 2001 (IN MILLIONS)
                                   (UNAUDITED)

                                                                         SUBSIDIARY      NON-
                                                               PARENT    GUARANTORS   GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                             ----------  ----------   ----------  ------------  ------------
Net sales........................................            $     50.1   $    48.3   $    63.0     $            $   161.4
Cost of sales ...................................                  34.6        51.0        43.7                      129.3
Restructuring and other charges..................                   1.0         -.-         -.-                        1.0
                                                             ----------   ---------   ---------     --------     ---------
Gross profit ....................................                  14.5        (2.7)       19.3                       31.1
Gross commission earned from agency agreement ...                   -.-         -.-         -.-                        -.-
Costs associated with agency agreement ..........                   5.9         -.-         -.-                        5.9
                                                             ----------   ---------   ---------     --------     ---------
  Net commission earned from agency agreement....                  (5.9)        -.-         -.-                       (5.9)
Operating expenses:
  Advertising and promotion .....................                   3.4         0.7         3.0                        7.1
  Selling, general and administrative............                  44.0         3.6        27.7                       75.3
  Restructuring and other charges................                   0.7         0.1         -.-                        0.8
  Amortization of intangibles ...................                   0.1         0.7         1.0                        1.8
Equity income in subsidiaries....................                  43.9         -.-         -.-        (43.9)          -.-
Intracompany allocations.........................                  (3.5)        1.9         1.6                        -.-
Other (income) expenses, net ....................                  (0.3)       (1.0)       (0.7)                      (2.0)
                                                             ----------   ---------   ---------     --------     ---------
Income (loss) from operations ...................                 (79.7)       (8.7)      (13.3)        43.9         (57.8)
Interest expense ................................                  17.5        (3.6)        4.6                       18.5
                                                             ----------   ---------   ---------     --------     ---------
Income (loss) before income taxes................                 (97.2)       (5.1)      (17.9)        43.9         (76.3)
Income taxes ....................................                 (20.5)       (2.0)       (6.9)                     (29.4)
                                                             ----------   ---------   ---------     --------     ---------
Income (loss) before cumulative effect of
  accounting change..............................                 (76.7)       (3.1)      (11.0)        43.9         (46.9)
Cumulative effect of change in accounting
  for intangible assets, net of tax..............                  11.3        (3.8)      (26.0)                     (18.5)
                                                             ----------   ---------   ---------     --------     ---------
Net income (loss)................................            $    (65.4)  $    (6.9)  $   (37.0)    $   43.9     $   (65.4)
                                                             ==========   =========   =========     ========     =========

                               THE SCOTTS COMPANY
                             STATEMENT OF CASH FLOWS
        FOR THE THREE MONTH PERIOD ENDED DECEMBER 29, 2001 (IN MILLIONS)
                                   (UNAUDITED)

                                                                 SUBSIDIARY      NON-
                                                       PARENT    GUARANTORS   GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                     ----------  ----------   ----------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss). ...............................   $    (65.4)  $    (6.9)  $   (37.0)    $   43.9    $   (65.4)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Cumulative effect of change in accounting
    for intangible assets.........................                      3.8        26.0                      29.8
  Stock option expense............................                                                            -.-
  Depreciation ...................................          4.2         2.4         1.3                       7.9
  Amortization ...................................          1.0         0.7         1.0                       2.7
  Deferred Taxes..................................        (11.5)                                            (11.5)
  Equity (income) loss in non-guarantors..........         43.9         -.-         -.-        (43.9)         -.-
Net change in certain components
  of working capital..............................        (42.5)      (37.6)      (22.8)                   (102.9)
Net changes in other assets and
  liabilities and other adjustments...............         (1.8)        6.4        (3.6)                      1.0
                                                     ----------   ---------   ---------     --------    ---------
Net cash used in operating activities.............        (72.1)      (31.2)      (35.1)         -.-       (138.4)
                                                     ----------   ---------   ---------     --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant and equipment.......         (6.6)       (5.2)       (1.2)                    (13.0)
Investment in acquired businesses,
  net of cash acquired............................          -.-         -.-        (0.1)                     (0.1)
Payments on seller notes..........................          -.-        (7.4)       (8.4)                    (15.8)
                                                     ----------   ---------   ---------     --------    ---------
Net cash used in investing activities.............         (6.6)      (12.6)       (9.7)         -.-        (28.9)
                                                     -----------  ---------   ---------     --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving
  and bank lines of credit........................         86.5         -.-        75.7                     162.2
Gross repayments under term loans.................         (0.2)        -.-        (7.4)                     (7.6)
Financing and issuance fees.......................         (1.9)                                             (1.9)
Cash received from the exercise of stock options..          5.6         -.-         -.-                       5.6
Intracompany financing............................        (20.4)       44.1       (23.7)                      -.-
                                                     ----------   ---------   ---------     --------    ---------
Net cash provided by financing activities.........         69.6        44.1        44.6          -.-        158.3
                                                     ----------   ---------   ---------     --------    ---------
Effect of exchange rate changes on cash...........          -.-         -.-        (0.1)                     (0.1)
                                                     ----------   ---------   ---------     --------    ---------
Net increase (decrease) in cash...................         (9.1)        0.3        (0.3)         -.-         (9.1)
Cash and cash equivalents, beginning of period....          3.4         0.6        14.7                      18.7
                                                     ----------   ---------   ---------     --------    ---------
Cash and cash equivalents, end of period..........   $     (5.7)  $     0.9   $    14.4     $    -.-    $     9.6
                                                     ==========   =========   =========     ========    =========

                               THE SCOTTS COMPANY
                                  BALANCE SHEET
                      AS OF DECEMBER 29, 2001 (IN MILLIONS)
                                   (UNAUDITED)

                                                                 SUBSIDIARY      NON-
                                                       PARENT    GUARANTORS   GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                     ----------  ----------   ----------  ------------  ------------
                     ASSETS
Current assets:
   Cash and cash equivalents.....................    $     (5.7)  $     0.9   $    14.4                 $      9.6
   Accounts receivable, net .....................          44.6        62.5        88.9                      196.0
   Inventories, net .............................         304.4        81.4        87.9                      473.7
   Current deferred tax asset....................          52.3         0.4        (0.4)                      52.3
   Prepaid and other assets......................          22.0         2.7        14.7                       39.4
                                                     ----------   ---------   ---------   ----------    ----------
       Total current assets......................         417.6       147.9       205.5                      771.0
Property, plant and equipment, net ..............         199.3        76.8        38.5                      314.6
Goodwill and intangible assets, net .............          30.2       474.1       232.5                      736.8
Other assets ....................................          63.4         2.6        11.2                       77.2
Investment in affiliates.........................         890.3         -.-         -.-       (890.3)          -.-
Intracompany assets .............................           -.-       166.8         7.2       (174.0)          -.-
                                                     ----------   ---------   ---------   ----------    ----------
       Total assets..............................    $  1,600.8   $   868.2   $   494.9   $ (1,064.3)   $  1,899.6
                                                     ==========   =========   =========   ==========    ==========
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt...............................    $    136.9   $     7.3   $    28.5   $             $    172.7
   Accounts payable..............................          84.1        25.6        61.6                      171.3
   Accrued liabilities...........................         124.0        19.1        51.1                      194.2
   Accrued taxes.................................          (8.4)        2.8        (2.3)                      (7.9)
                                                     ----------   ---------   ---------   ----------    ----------
       Total current liabilities.................         336.6        54.8       138.9          -.-         530.3
Long-term debt...................................         540.5         5.1       303.2                      848.8
Other liabilities................................          47.1         1.8        25.3                       74.2
Intracompany liabilities.........................         174.0         -.-         -.-       (174.0)          -.-
                                                     ----------   ---------   ---------   ----------    ----------
     Total liabilities...........................       1,098.2        61.7       467.4       (174.0)      1,453.3
                                                     ----------   ---------   ---------   ----------    ----------
Commitments and contingencies
Shareholders' equity:
   Investment from parent........................           -.-       486.6        68.1       (554.7)          -.-
   Common shares, no par value per share,
     $.01 stated value per share.................           0.3         -.-         -.-                        0.3
   Capital in excess of par value................         399.4         -.-         -.-                      399.4
   Retained earnings.............................         176.7       322.4       (16.6)      (335.6)        146.9
   Treasury stock, 2.3 shares at cost............         (65.5)        -.-         -.-                      (65.5)
   Accumulated other comprehensive expense.......          (8.3)       (2.5)      (24.0)                     (34.8)
                                                     ----------   ---------   ---------   ----------    ----------
Total shareholders' equity.......................         502.6       806.5        27.5       (890.3)        446.3
                                                     ----------   ---------   ---------   ----------    ----------
Total liabilities and shareholders' equity.......    $  1,600.8   $   868.2   $   494.9   $ (1,064.3)   $  1,899.6
                                                     ==========   =========   =========   ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
         Scotts is a leading manufacturer and marketer of consumer branded products for lawn and garden care and professional horticulture in the United States and Europe. We also have a presence in Australia, the Far East, Latin America and South America. Our operations are divided into four business segments: North American Consumer, Scotts LawnService(R), International Consumer, and Global Professional. The North American Consumer segment includes the Lawns, Gardening Products, Ortho and Canadian business groups. Gardening Products is the combined operations of our Gardens (Miracle-Gro(R)) and Growing Media businesses.

         In the United States, we operate the second largest residential lawn service business, Scotts LawnService(R). In fiscal 2002, we continued the rapid expansion of this business. Through acquisitions and internal growth, revenues increased from nearly $42 million in fiscal 2001 to over $75 million in fiscal 2002. We expect to make at least $30 million of lawn service acquisitions annually for fiscal 2003 and the foreseeable future.

         As a leading consumer branded lawn and garden company, we focus our consumer marketing efforts, including advertising and consumer research, on creating consumer demand to pull products through the retail distribution channels. In the past three years, we have spent approximately 5% of our gross sales annually on media advertising to support and promote our branded products, which provides us with what we believe to be the largest share of advertising voice in the lawn and garden category in North America. We have applied this consumer marketing focus for the past several years, and we believe that Scotts receives a significant return on these marketing expenditures. We expect that we will continue to focus our marketing efforts toward the consumer and make additional significant investments in consumer marketing expenditures in the future to continue to drive market share and sales growth. In fiscal 2003, we expect to increase significantly our advertising spending and our advertising to net sales ratio as we deliver a new media message for the Ortho line invest in our other North American brands and increase our advertising reach in Europe.

         Our sales are susceptible to global weather conditions, primarily in North America and Europe. We believe that our past acquisitions have diversified both our product line risk and geographic risk to weather conditions.

         Our operations are also seasonal in nature. In fiscal 2001, net sales by quarter were 8.7%, 42.1%, 35.2% and 14.0% of total year net sales, respectively. Operating losses were reported in the first and fourth quarters of fiscal 2001 while significant profits were recorded for the second and third quarters. The sales trend in fiscal 2002 followed a somewhat different pattern than our historical experience due to retailer initiatives to reduce their investment in inventory and improve their inventory turns. This caused a sales shift from the second quarter to the third and fourth quarters that coincided more closely to when consumers buy our products. Net sales by quarter were 9.3%, 34.2%, 39.3% and 17.2% in fiscal 2002. The trend of operating losses in the first and fourth quarters and significant operating profits in the second and third quarters continued in fiscal 2002. There was also a slight shift in profitability between the second and third quarters with the third quarter now more profitable than the second. The trend towards more of our sales occurring in the latter half of the fiscal year is expected to continue in fiscal 2003 as retailers maintain emphasis on inventory investment more closely timed to consumer takeaway, and Scotts LawnService's(R) expansion and growth adds revenue in the second half. Also, as Scotts LawnService(R) grows in revenues and profitability, the second half of the fiscal year will show further growth in profitability compared to past trends because our third and fourth fiscal quarters are historically highly profitable periods for the lawn service business.

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

         Late in fiscal 2002, we announced a major initiative to improve the operations and profitability of our European-based consumer and professional businesses. Over the next three years we anticipate spending $50 to $60 million on various projects, approximately 25% of which will be capital expenditures. Certain projects will result in the recognition of restructuring and other charges over the duration of this initiative. In the fourth quarter of fiscal 2002, as part of this initiative, we announced the closure of a manufacturing plant in Bramford, England. The closure will occur in late fiscal 2003. The depreciation of fixed assets at the facility will be accelerated so that they are fully depreciated by the closure date. In the fourth quarter of fiscal 2002, approximately $4.0 million of severance and additional pension costs related to the closure were recorded and reported as restructuring and other charges. Additional restructuring and other charges will be incurred in fiscal 2003, 2004 and 2005 as various aspects of the plan are implemented.

         In fiscal 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This statement eliminates the requirement to amortize indefinite-lived assets and goodwill. It also requires an initial impairment test on all indefinite-lived assets as of the date of adoption of this standard and impairment tests done at least annually thereafter. We completed our impairment analysis in the second quarter of 2002, taking into account additional guidance provided by EITF 02-07, "Unit of Measure for Testing Impairment of Indefinite-Lived Intangible Assets." As a result, a pre-tax impairment charge related to the value of tradenames in our German, French and United Kingdom consumer businesses of $29.8 million was recorded as of October 1, 2001. After income taxes, the net charge was $18.5 million which was recorded as a cumulative effect of a change in accounting principle. There was no goodwill impairment as of the date of adoption.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The following discussion and analysis of the consolidated results of operations and financial position should be read in conjunction with our Condensed, Consolidated Financial Statements included elsewhere in this report. Our Annual Report on Form 10-K for the fiscal year ended September 30, 2002 includes additional information about the Company, our operations, and our financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

         Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, restructuring, environmental matters, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates that we believe are most critical to our reporting of results of operations and financial position are as follows:

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

         - As described more fully in the notes to the consolidated financial statements for the year ended September 30, 2002, and in the notes to the unaudited, condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we are involved in significant environmental and legal matters which have a high degree of uncertainty associated with them. We continually assess the likely outcomes of these matters and the adequacy of amounts, if any, provided for these matters. There can be no assurance that the ultimate outcomes will not differ materially from our assessment of them. There can also be no assurance that all matters that may be brought against us or that we may bring against other parties are known to us at any point in time.

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

RESULTS OF OPERATIONS

         The following table sets forth net sales by business segment for the three months ended December 28, 2002 and December 29, 2001:

                                                     FOR THE
                                                THREE MONTHS ENDED
                                            DECEMBER 28,    DECEMBER 29,
                                               2002             2001
                                               ----             ----
                                                   ($ MILLIONS)
North American Consumer:
Lawns  .................................     $   28.3         $  26.9
Gardening Products .....................         37.8            31.7
Ortho ..................................         17.9            16.8
Canada .................................          0.8             0.8
                                             --------         -------
       Total ...........................         84.8            76.2
Scotts LawnService(R) ..................         15.3             8.7
International Consumer .................         43.2            40.1
Global Professional ....................         37.5            36.4
                                             --------         -------
       Consolidated ....................     $  180.8         $ 161.4
                                             ========         =======

         The following table sets forth the components of income and expense as a percentage of net sales for the three months ended December 28, 2002 and December 29, 2001:

                                                                     FOR THE
                                                                THREE MONTHS ENDED
                                                            DECEMBER 28,   DECEMBER 29,
                                                               2002           2001
                                                               ----           ----
Net sales............................................         100.0%          100.0%
Cost of sales........................................          76.9            80.1
Restructuring and other charges......................           2.5             0.6
                                                            -------         -------
Gross profit.........................................          20.6            19.3
Commission earned from agency agreement, net ........          (3.9)           (3.6)
Operating expenses:
    Advertising .....................................           4.8             4.4
    Selling, general and administrative..............          43.0            46.7
    Restructuring and other charges..................           1.0             0.5
Amortization of intangibles..........................           1.1             1.1
Other expense (income), net..........................          (0.6)           (1.2)
                                                            -------         -------
Loss from operations.................................         (32.6)          (35.8)
Interest expense.....................................           9.1            11.5
                                                            -------         -------
Loss before income taxes.............................         (41.7)          (47.3)
Income taxes.........................................         (15.8)          (18.2)
                                                            -------         -------
Loss before cumulative effect of accounting change...         (25.9)          (29.1)
Cumulative effect of change in accounting for
    intangible assets, net of tax....................           -.-           (11.4)
                                                            -------         -------
Net loss.............................................         (25.9)%         (40.5)%
                                                            =======         =======

THREE MONTHS ENDED DECEMBER 28, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 29, 2001

         Net sales for the three months ended December 28, 2002 were $180.8 million, an increase of 12.0% from net sales for the three months ended December 29, 2001 of $161.4 million. The U.S. dollar has weakened against the Euro and the British Pound over the latter half of calendar 2002. The average exchange rates for both currencies for the first quarter of fiscal 2003 changed over 10% from the first quarter of fiscal 2002. Excluding the effect of exchange rates, sales for the first quarter of fiscal 2003 were $174.2 million or 7.9% above the first quarter of fiscal 2002. As mentioned previously, net sales in the first quarter of the fiscal year represent about 10% of the expected net sales for the full year and thus may not be representative of results for the full year. Price increases are not material to the discussion of net sales in total or by business segment for either fiscal period presented.

         North American Consumer segment net sales were $84.8 million in the first quarter of fiscal 2003, an increase of 11.3% over net sales for the first quarter of fiscal 2002 of $76.2 million. Our major business groups in the United States each showed a net sales increase in the quarter, led by our Gardening Products group with strong sales growth in valued added potting soils and water soluble fertilizers. The Lawns group also had a strong finish to the fall season with increased sales of its Winterizer(R) Turfbuilder(R) product and grass seed.

         Scotts LawnService(R) revenues increased 75.9% from $8.7 million in the first quarter of fiscal 2002 to $15.3 million in the first quarter of fiscal 2003. The growth in revenue reflects the growth in the business from acquisitions completed in fiscal 2002, new branch openings in fiscal 2002 and the growth in customers from our spring and fall 2002 marketing campaigns.

         Net sales for the International Consumer segment were $43.2 million in the first quarter of fiscal 2003, which were $3.1 million, or 7.7%, higher than net sales for the first quarter of fiscal 2002. Excluding the effect of exchange rates, net sales declined by $1.6 million. The decline in net sales reflects customer initiatives to take delivery of products closer to seasonal consumer takeaway.

         Net sales for the Global Professional segment were $37.5 million in the first quarter of fiscal 2003, which were $1.1 million, or 3.0%, higher than net sales for the first quarter of fiscal 2002. Excluding the effect of exchange rates, net sales declined $0.7 million.

         Gross profit was $37.2 million in the first quarter of fiscal 2003, an increase of $6.1 million from gross profit of $31.1 million in the first quarter of fiscal 2002. As a percentage of net sales, gross profit was 20.6% of sales in the first quarter of fiscal 2003 compared to 19.3% in the first quarter of fiscal 2002. Excluding the effect of favorable exchange rates and excluding restructuring and other charges, gross profit was 22.5% of sales in the first quarter of fiscal 2003 compared to 19.9% in the first quarter of fiscal 2002 led by supply chain improvements.

         The net commission earned from agency agreement in the first quarter of fiscal 2003 represents net expense of $7.1 million compared to net expense of $5.9 million in the first quarter of fiscal 2002. The increase in expense is due to the increase in the contribution payment due to Monsanto to $25 million in fiscal 2003 from $20 million in fiscal 2003. We do not recognize commission income under the agency agreement until minimum earnings thresholds in the agreement are achieved, which is usually late in our second fiscal quarter or early in the third fiscal quarter.

         Advertising expenses in the first quarter of fiscal 2003 were $8.6 million, an increase of 21.1% over the $7.1 million in the first quarter of fiscal 2002. As a percentage of net sales, advertising expense was 4.8% in the first quarter of fiscal 2003 compared to 4.4% in the first quarter of fiscal 2002. The increase in spending as a percent of net sales reflects the Company's intention to spend more aggressively on advertising in fiscal 2003.

         Selling, general and administrative expenses ("S, G&A") in the first quarter of fiscal 2003 were $79.6 million compared to $76.1 million for the first quarter of fiscal 2002. S, G&A in the Scotts LawnService(R) business increased from $5.8 million in the first quarter of fiscal 2002 to $10.0 million in the first quarter of fiscal 2003 reflecting the increased number of locations added over the past year from acquisitions and branch openings and expansions. S, G&A related to restructuring activities increased from $0.8 million in fiscal 2002's first quarter to $1.8 million in fiscal 2003's first quarter due to the costs associated with the ongoing European integration initiatives which kicked off late in the fourth quarter of fiscal 2002. S, G&A for the other segments declined to $67.8 million in the first quarter of fiscal 2003 from $69.5 million in the first quarter of fiscal 2002.

         Other income was $1.2 million for the first quarter of fiscal 2003, compared to other income of $2.0 million in the first quarter of fiscal 2002. The decrease is due to the gain on sale of an idled growing media plant in Florida which occurred in the first quarter of fiscal 2002.

         For segment reporting purposes, earnings before interest, taxes and amortization ("EBITA") is used by management as the measure for income from operations in assessing performance. Segment performance for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 was as follows:

         - North American Consumer loss from operations declined from $29.4 million in fiscal 2002 to $27.6 million in fiscal 2003 due to higher sales in the fiscal 2003 period ($84.8 million compared to $76.2 million) and lower spending on S, G&A and lower bad debt costs;

         - Scotts LawnService(R) reported higher net sales ($15.3 million compared to $8.7 million) but a larger loss from operations. As this highly seasonal business grows it will have larger losses in the first and second quarters of the fiscal year due to seasonally low revenues and high fixed overhead costs. Conversely, the second half of the fiscal year will provide higher revenues, margins and operating income;

         - International Consumer's operating loss declined to $1.6 million from $6.6 million on improved supply chain results;

         - The Global Professional business showed a profit of $0.4 million in fiscal 2003 compared to a loss of $0.2 million in fiscal 2002 due to improved supply chain results.

         Interest expense for the first quarter of fiscal 2003 was $16.5 million, a decrease of $2.0 million from interest expense for the first quarter of fiscal 2002 of $18.5 million. The decrease in interest expense was primarily due to a reduction in average borrowings for the quarter as compared to the prior year as a result of fiscal 2002's record cash flows and an ending cash balance at September 30, 2002 of nearly $100 million. The weighted average interest rate on our variable rate debt outstanding for the three months ended December 28, 2002 was 7.30% compared to 8.22% for the three months ended December 29, 2001.

         Income tax benefit for the first quarter of fiscal 2003 was $28.6 million, compared with an income tax benefit for the first quarter of fiscal 2002 of $29.4 million. The decrease in the tax benefit from the prior year is primarily the result of the lower estimated income tax rate for the first quarter of fiscal 2003 of 38.0% compared to 38.5% for the first quarter of fiscal 2002.

         The Company reported a loss before cumulative effect of accounting changes of $46.8 million for the first three months of fiscal 2003, compared to $46.9 million for the first three months of fiscal 2002. After the charge of $29.8 million ($18.5 million, net of tax) for the impairment of tradenames in our German, French and United Kingdom businesses, net loss for the first three months of fiscal 2002 was $65.4 million, or $2.27 per share, compared to a net loss of $46.8 million or $1.55 per share for the first three months of fiscal 2003. Average shares outstanding increased from 28.8 million at December 29, 2001 to 30.2 million at December 28, 2002 due to shares issued for option and warrant exercises. Common stock equivalents are not included in the shares used for earnings per share calculations due to their anti-dilutive effect in periods with net losses.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities was $126.2 million for the three months ended December 28, 2002 compared to a use of cash of $138.4 million for the three months ended December 29, 2001. The seasonal nature of our operations generally requires cash to fund significant increases in working capital (primarily inventory) during the first quarter. Cash used in operations was lower in the first quarter of fiscal 2003 due to continued improvement in accounts receivable management and lower restructuring payments.

         Cash used in investing activities was $32.1 million for the first three months of fiscal 2003 compared to $28.9 million in the prior year period. Capital expenditures increased from $13.0 million in fiscal 2002 to $18.6 million in fiscal 2003 in line with higher projected spending on plant equipment and technology systems in fiscal 2003. Scotts LawnService(R) completed 4 acquisitions costing $4.6 million in the first quarter of fiscal 2003 compared to 2 acquisitions costing $0.9 million in the first quarter of fiscal 2002. The timing of actual payments for acquisitions and on seller notes reflect the terms and conditions of the various acquisition agreements.

         Financing activities provided cash of $74.5 million for the first three months of fiscal 2003 compared to providing $158.3 million in the prior year. The decrease in cash from financing activities was primarily due to a decrease in borrowings under our revolving credit facility to fund operations due to improved cash flows from operations as noted above and the nearly $100.0 million cash balance at the start of fiscal 2003 compared to nearly $19.0 million at the start of fiscal 2002. In the first quarter of fiscal 2003, a mandatory prepayment of $24.4 million was made on the term loans under our revolving credit facility as required by the level of excess cash flow, as defined in the credit agreement, we achieved in fiscal 2002.

         Our primary sources of liquidity are funds generated by operations and borrowings under our Credit Agreement. The Credit Agreement provided for borrowings in the aggregate principal amount of $1.1 billion consisting of term loan facilities in the aggregate amount of $525 million and a revolving credit facility in the amount of $575 million. Due to paydowns on our term loans, the amount available under the term loan facilities has been reduced to approximately $355 million as of December 28, 2002. Also, as of December 28, 2002, approximately $16 million of the $575 million revolving credit facility is committed for letters of credit; the balance of approximately $559 million is available for use against which $94.6 million was outstanding at December 28, 2002.

         Total debt was $894.3 million as of December 28, 2002, a decrease of $127.2 million compared with total debt at December 29, 2001 of $1,021.5 million. The decrease in debt compared to the prior year was primarily due to scheduled debt repayments on our term loans during fiscal 2002 and lower borrowings on our revolving credit facility as of December 28, 2002 due to improved cash flow from operations in fiscal 2002 and thus far in fiscal 2003.

         At December 28, 2002, we were in compliance with all debt covenants. The Credit Agreement contains covenants on interest coverage and leverage. The Credit Agreement and the Subordinated Note indenture also contain numerous negative covenants which we are also in compliance with thus far in fiscal 2003. There are no rating triggers in our Credit Agreement or the Subordinated Note indenture.

         Total cash was $16.4 million at December 28, 2002, an increase of $6.8 million from December 29, 2001 and a decline of $83.3 million from September 30, 2002 reflecting seasonal needs.

         We did not repurchase any common shares for treasury in fiscal 2001 or fiscal 2002, or thus far in fiscal 2003. We have not paid dividends on the common shares in the past and do not presently plan to pay dividends on the common shares. It is presently anticipated that earnings will be retained and reinvested to support the growth of our business or to pay down indebtedness. The payment of future dividends, if any, on common shares will be determined by the Board of Directors of Scotts in light of conditions then existing, including our earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors.

         All of our off-balance sheet financing is in the form of operating leases which are disclosed in the notes to consolidated financial statements included in our Annual Report of Form 10-K for the year ended September 30, 2002. We have no financial guarantees or other arrangements with any related parties other than our subsidiaries. All material intercompany transactions are eliminated in our consolidated financial statements. Certain transactions with executive officers are fully described and disclosed in our proxy statements. Such transactions do not exceed $150,000 per annum.

         In July 2002, the Company's Board of Directors approved a plan designed to significantly improve the profitability of the International Consumer and Professional businesses. The plan includes implementation of an SAP platform throughout Europe, as well as efforts to optimize operations in the United Kingdom, France and Germany, including the creation of a global supply chain. We estimate that there will be a cash outlay of $50-$60 million, of which approximately 25% will be capital expenditures, to implement this plan fully by the end of fiscal 2005.

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

ENVIRONMENTAL MATTERS

         We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking action aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial position; however, there can be no assurance that the resolution of these matters will not materially affect future quarterly or annual operating results. Additional information on environmental matters affecting us is provided in Note 9 of the Notes to Condensed, Consolidated Financial Statements (unaudited) as of and for the three months ended December 28, 2002 and in the fiscal 2002 Annual Report on Form 10-K under the "ITEM 1. BUSINESS - ENVIRONMENTAL AND REGULATORY CONSIDERATIONS" and "ITEM 3. LEGAL PROCEEDINGS" sections.

FORWARD-LOOKING STATEMENTS

         We have made and will make "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-Q and in other contexts relating to future growth and profitability targets and strategies designed to increase total shareholder value. Forward-looking statements also include, but are not limited to, information regarding our future economic and financial condition, the plans and objectives of our management and our assumptions regarding our performance and these plans and objectives.

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

         Some forward-looking statements that we make in this Form 10-Q and in other contexts represent challenging goals for our company, and the achievement of these goals is subject to a variety of risks and assumptions and numerous factors beyond our control. Important factors that could cause actual results to differ materially from the forward-looking statements we make are described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by the following cautionary statements.

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

         Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and acquisitions will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

- THE NATURE OF CERTAIN OF OUR PRODUCTS AND OUR BUSINESS SUCCESS CONTRIBUTE TO THE RISK THAT THE COMPANY WILL BE SUBJECTED TO LAWSUITS.

         The nature of certain of our products and our business success contribute to the risk that the Company will be subjected to lawsuits. The following are among the factors that contribute to this litigation risk:

         o We manufacture and market a number of complex chemical products bearing our brand names, including fertilizers, growing media, herbicides and pesticides. There is a portion of the population that perceives all chemical products as potentially hazardous. This perception, regardless of its merits, enhances the risk that the Company will be subjected to product liability claims that allege harm from exposure to our products. Product liability claims are brought against the Company from time to time. The Company believes that none of the product liability claims of which it is aware are material either individually or in aggregate.

         o A third party vendor supplied contaminated vermiculite ore to the Company. Although our use of vermiculite ore from the contaminated source ended over twenty years ago, our relationship with this supplier enhances the risk that the Company will be subjected to personal injury and product liability claims relating to the use of vermiculite in some of our products. The Company believes that its finished products were contamination-free and that consumers were not exposed to contaminated products. Workers compensation claims and third party invitee claims (such as claims by contractors and railroad workers) alleging injury from historical exposure on the Company's premises to this contaminated vermiculite are brought against the Company from time to time. The Company believes that none of the vermiculite related claims of which it is aware are material either individually or in aggregate.

         o We are a significant competitor in many of the markets in which we compete. Our success in our markets enhances the risk that the Company will be targeted by plaintiffs' lawyers, consumer groups, competitors and others asserting antitrust claims. Antitrust claims are brought against the Company from time to time. The Company believes that the antitrust claims of which it is aware are without merit.

         Based on the facts, claims and circumstances known to the Company, the Company believes that current claims of the types discussed above are without merit, immaterial or both. However, there can be no assurance that current or future claims of the types described above, or other types of claims, will not be decided adversely to the Company, or that our involvement in such claims or the cost of defending the Company against such claims will not impair our reputation, damage our brand names or materially adversely affect our business, results of operations, financial position and cash flows.

         Please see Note 9 of the Notes to Condensed, Consolidated Financial Statements (unaudited) of the Company as of and for the three months ended December 28, 2002 and Part II, Item 1 "Legal Proceedings" of this Form 10-Q for information concerning certain significant lawsuits and claims involving the Company.

- BECAUSE OF THE CONCENTRATION OF OUR SALES TO A SMALL NUMBER OF RETAIL CUSTOMERS, THE LOSS OF ONE OR MORE OF, OR SIGNIFICANT DECLINE IN ORDERS FROM, OUR TOP CUSTOMERS COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS.

         North American Consumer net sales represent approximately 70% of our worldwide net sales. Our top four North American retail customers together accounted for over 75% of our North American Consumer fiscal 2002 net sales and 42% of our outstanding accounts receivable as of September 30, 2002. Home Depot, Wal-Mart, Lowe's and Kmart represented approximately 37%, 18%, 11% and 10%, respectively, of our fiscal 2002 North American Consumer net sales. The loss of, or reduction in orders from, Home Depot, Wal-Mart, Lowe's, Kmart or any other significant customer could have a material adverse effect on our business and our financial results, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from any of these customers could also have a material adverse affect.

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

- THE HAGEDORN PARTNERSHIP, L.P. BENEFICIALLY OWNS APPROXIMATELY 34% OF OUR OUTSTANDING COMMON SHARES ON A FULLY DILUTED BASIS.

         The Hagedorn Partnership, L.P. beneficially owns approximately 34% of our outstanding common shares on a fully diluted basis and has sufficient voting power to significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders.

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

         In fiscal 2002, we made $0.3 in environmental capital expenditures and incurred approximately $5.4 million in other environmental expenses, compared with approximately $0.6 million in environmental capital expenditures and $2.1 million in other environmental expenses in fiscal 2001. We expect spending on environmental matters in fiscal 2003 will not vary materially from the amounts spent in the past two fiscal years.

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

         ITEM 4.  CONTROLS AND PROCEDURES

         Within 90 days of the date of filing of this Quarterly Report on Form 10-Q, an evaluation ("Evaluation") was performed under the supervision of, and with the participation of, the Registrant's principal executive officer and principal financial officer of the Registrant's disclosure controls and procedures. Based upon the Evaluation, the principal executive officer and principal financial officer concluded that:

         (A) information required to be disclosed by the Registrant in this Quarterly Report on Form 10-Q would be accumulated and communicated to the Registrant's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure; and

         (B) information required to be disclosed by the Registrant in this Quarterly Report on Form 10-Q would be recorded, processed and summarized, and would be reported within the time period specified in the SEC's rules and forms.

         No significant changes were made to the Registrant's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the Evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

         The court held a hearing on July 24 and 25, 2002, on Scotts' motion for preliminary injunction and denied the motion on August 23, 2002. We have appealed this court's denial of our motion for preliminary injunction. Scotts filed an amended complaint on December 13, 2002 alleging additional facts to support the existing claims.

         We do not anticipate incurring any damages relating to this action.

         SCOTTS V. AVENTIS S.A. AND STARLINK LOGISTICS, INC.

         On August 9, 2002, Scotts filed suit against Aventis S.A. and its wholly-owned subsidiary Starlink Logistics, Inc. in the U.S. District Court for the Southern District of Ohio. In the complaint, Scotts alleges it is entitled to injunctive and monetary relief arising from Aventis' and Starlink's interference with Scotts' contractual right to purchase a company called TechPac, L.L.C. from one of Aventis' former subsidiaries, Aventis CropScience. The complaint alleges that pursuant to a contract between Scotts and a predecessor-in-interest to Aventis CropScience, Aventis CropScience was obligated to make a bona fide offer to sell its interest in TechPac to Scotts. The complaint further alleges that Aventis directed Aventis CropScience to make a belated sham offer to Scotts and that later, upon the sale of Aventis CropScience to Bayer AG, Aventis transferred ownership of TechPac to Starlink, an act which has made it impossible for Aventis CropScience's successor-in-interest to make a bona fide offer to sell TechPac to Scotts.

         In this suit, Scotts seeks to ensure that it is able to exercise its right to receive a bona fide offer to acquire TechPac, and Scotts seeks to recover compensatory and punitive damages in an amount as yet undetermined for Aventis' and Starlink's interference with Scotts' right to receive such an offer. On October 4, 2002, Starlink filed a motion to dismiss the complaint on jurisdictional grounds. On December 17, 2002, Aventis filed a similar motion.

Scotts intends to vigorously oppose these motions and to vigorously prosecute its claims against Aventis and Starlink. Discovery on jurisdictional issues is underway. A trial date has not been set.

OTHER

         During the first quarter of fiscal 2003, a fork lift accident occurred at Scotts' plant in Chino, California. The accident resulted in the death of a Scotts' associate. Scotts believes that workers' compensation insurance coverage is the family's exclusive remedy against Scotts and therefore does not currently anticipate any action by the family against Scotts. There is some risk, however, that claims will be made by the employee's family against third parties, in which case Scotts may become involved in the litigation. Scotts believes it has defenses to any attempt to add Scotts as a defendant, but there can be no guarantees at this point that the defense would be successful. As of January 31, 2003, we are not aware of any complaint that has been filed relating to the accident or any other action by the employee's family.

         We are involved in other lawsuits and claims which arise in the normal course of our business. In our opinion, these claims individually and in the aggregate are not expected to result in a material adverse effect on our results of operations, financial position or cash flows.

FOR ADDITIONAL INFORMATION ON MATERIAL LITIGATION, PLEASE SEE NOTE 9 OF THE NOTES TO THE COMPANY'S CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 28, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held in Marysville, Ohio on January 30, 2003.

         The result of the vote of the shareholders for the matter of the election of four directors, for terms of three years each, is as follows:

                                                             VOTES
         NOMINEE                              VOTES FOR     WITHHELD
         -------                              ---------     --------
Arnold W. Donald..............                26,864,791     272,877
Lynn J. Beasley...............                26,881,302     256,366
John M. Sullivan..............                26,850,613     287,055
L. Jack Van Fossen............                26,912,922     224,746

         Each of the nominees was elected. The other directors whose terms of office continue after the Annual Meeting are Joseph P. Flannery, Albert E. Harris, Katherine Hagedorn Littlefield, Patrick J. Norton, Stephanie M. Shern (who was appointed by the Company's Board of Directors to fill the vacancy created by the retirement of Charles M. Berger on January 30, 2003), James Hagedorn, Karen G. Mills and John Walker, Ph.D.

         The Scotts Company 2003 Stock Option and Incentive Equity Plan was approved.

         The result of the vote was:

VOTES FOR       VOTES AGAINST    ABSTENTIONS
----------      -------------    -----------
21,852,397       3,162,723          39,341

         Amendments to The Scotts Company 1996 Stock Option Plan were ratified and approved. The result of the vote was:

VOTES FOR      VOTES AGAINST     ABSTENTIONS
----------     -------------     -----------
25,393,225       1,699,070          45,373

         Amendments to The Scotts Company 1992 Long Term Incentive Plan were ratified and approved. The result of the vote was:

VOTES FOR      VOTES AGAINST     ABSTENTIONS
----------     -------------     -----------
25,413,419       1,683,488          40,761

         The shareholder resolution regarding genetic engineering was not adopted. The result of the vote was:

                                                  BROKER
VOTES FOR      VOTES AGAINST     ABSTENTIONS     NON-VOTES
----------     -------------     -----------     ---------
 649,058        23,199,752        1,207,651      2,081,207

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) See Index to Exhibits at page 49 for a list of the exhibits included herewith.

         (b) The Registrant filed no Current Reports on Form 8-K during the quarter covered by this Report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE SCOTTS COMPANY

                                       /s/ CHRISTOPHER L. NAGEL
                                       ---------------------------------
                                           Christopher L. Nagel
Date: February 11, 2003                    Chief Financial Officer,
                                           Executive Vice President of Finance,
                                           (Duly Authorized Officer)
                                           (Principal Financial Officer)

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, James Hagedorn, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of The Scotts
         Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: February 11, 2003      /s/ James Hagedorn
              --------------------    ------------------------------------
                                      James Hagedorn, President/
                                      Chief Executive Officer/Chairman of
                                      the Board

                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, Christopher L. Nagel, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of The Scotts
         Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: February 11, 2003      /s/ Christopher L. Nagel
              --------------------    ------------------------------------
                                      Christopher L. Nagel, Executive Vice
                                      President and Chief Financial Officer

                               THE SCOTTS COMPANY
                           ANNUAL REPORT ON FORM 10-Q
                 FOR THE FISCAL QUARTER ENDED DECEMBER 28, 2002

                                INDEX TO EXHIBITS

EXHIBIT NO.                        DESCRIPTION                                     LOCATION
-----------
10(b)(i)        The Scotts Company 1992 Long Term Incentive Plan  (2002                *
                Amendment)

10(d)(i)        The Scotts Company 1996 Stock Option Plan  (2002 Amendment)            *

10(w)           The Scotts Company 2003 Stock Option and Incentive Equity Plan         *

99.1            Certification pursuant to 18 U.S.C. Section 1350 as adopted            *
                pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed herewith.