Form 10-Q
period 2003-03-29
SCOTTS COMPANY
filed 2003-05-13
CIK 825542

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                ----------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO__________

                         COMMISSION FILE NUMBER 1-13292
                                ----------------

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

              31,440,831                       OUTSTANDING AT MAY 9, 2003
Common Shares, voting, no par value

================================================================================

                       THE SCOTTS COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                                                PAGE NO.
                                                                                                                --------
    PART I. FINANCIAL INFORMATION:
    Item 1.       Financial Statements
                  Condensed, Consolidated Statements of Operations -Three and six month
                  periods ended March 29, 2003 and March 30, 2002..............................................   3

                  Condensed, Consolidated Statements of Cash Flows - Six month
                  periods ended March 29, 2003 and March 30, 2002..............................................   4

                  Condensed, Consolidated Balance Sheets - March 29, 2003,
                  March 30, 2002 and September 30, 2002........................................................   5

                  Notes to Condensed, Consolidated Financial Statements........................................   6

    Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations........   27

    Item 4.       Controls and Procedures......................................................................   42

    PART II. OTHER INFORMATION

    Item 1.       Legal Proceedings............................................................................   43

    Item 2.       Changes in Securities and Use of Proceeds....................................................   44

    Item 6.       Exhibits and Reports on Form 8-K.............................................................   44

    Signatures.................................................................................................   46

    Certifications.............................................................................................   47

    Exhibit Index..............................................................................................   49

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               THE SCOTTS COMPANY
                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (in millions except per share amounts)

                                                                            THREE MONTHS                       SIX MONTHS
                                                                                ENDED                             ENDED
                                                                      MARCH 29,        MARCH 30,        MARCH 29,       MARCH 30,
                                                                        2003             2002             2003             2002
                                                                        ----             ----             ----             ----

Net sales ....................................................        $  676.2         $  598.5         $  856.9         $  759.9
Cost of sales ................................................           417.6            358.5            556.6            487.9
Restructuring and other charges ..............................             0.7              0.1              5.1              1.1
                                                                      --------         --------         --------         --------
      Gross profit ...........................................           257.9            239.9            295.2            270.9
Gross commission earned from marketing agreement .............            11.3              8.4             11.3              8.4
Costs associated with marketing agreement ....................             7.1              5.8             14.2             11.7
                                                                      --------         --------         --------         --------
Net commission (expense) earned from marketing agreement .....             4.2              2.6             (2.9)            (3.3)
Operating expenses:
   Advertising ...............................................            34.9             30.9             43.5             38.0
   Selling, general and administrative .......................            92.5             75.2            160.4            144.7
   Selling, general and administrative - lawn service business            13.1              8.9             23.1             14.7
   Restructuring and other charges ...........................             2.4              0.4              4.3              1.2
   Amortization of intangibles ...............................             2.1              1.8              4.1              3.7
   Other income, net .........................................            (2.4)            (1.9)            (3.6)            (3.9)
                                                                      --------         --------         --------         --------
      Income from operations .................................           119.5            127.2             60.5             69.2
Interest expense .............................................            18.7             21.6             35.2             40.2
                                                                      --------         --------         --------         --------
      Income before income taxes .............................           100.8            105.6             25.3             29.0
Income taxes .................................................            38.3             40.6              9.6             11.1
                                                                      --------         --------         --------         --------
      Income before cumulative effect of accounting change ...            62.5             65.0             15.7             17.9
Cumulative effect of change in accounting for intangible
assets, net of tax ...........................................               -                -                -            (18.5)
                                                                      --------         --------         --------         --------
      Net income (loss) ......................................        $   62.5         $   65.0         $   15.7         $   (0.6)
                                                                      ========         ========         ========         ========
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Weighted-average common shares outstanding during the
   period ....................................................            30.7             29.1             30.5             29.0
Basic earnings (loss) per common share:
   Before cumulative effect of accounting change .............        $   2.04         $   2.23         $   0.52         $   0.62
   Cumulative effect of change in accounting for intangible
      assets, net of tax .....................................               -                -                -            (0.64)
                                                                      --------         --------         --------         --------
   After cumulative effect of accounting change ..............        $   2.04         $   2.23         $   0.52         $  (0.02)
                                                                      ========         ========         ========         ========
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Weighted-average common shares outstanding during the
   period ....................................................            32.2             31.5             32.1             31.4
Diluted earnings (loss) per common share:
   Before cumulative effect of accounting change .............        $   1.94         $   2.06         $   0.49         $   0.57
   Cumulative effect of change in accounting for intangible
      assets, net of tax .....................................               -                -                -            (0.59)
                                                                      --------         --------         --------         --------
After cumulative effect of accounting change .................        $   1.94         $   2.06         $   0.49         $  (0.02)
                                                                      ========         ========         ========         ========

            See notes to condensed, consolidated financial statements

                               THE SCOTTS COMPANY
                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (in millions)

                                                                                 SIX MONTHS ENDED
                                                                              MARCH 29,      MARCH 30,
                                                                                2003            2002
                                                                              -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ....................................................        $  15.7         $  (0.6)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Cumulative effect of change in accounting for intangible assets ...              -            29.8
   Stock-based compensation expense ..................................            1.6               -
   Depreciation ......................................................           18.8            16.0
   Amortization ......................................................            5.7             5.3
   Deferred taxes ....................................................            9.9           (10.1)
   Changes in assets and liabilities, net of acquired businesses:
      Accounts receivable ............................................         (472.9)         (326.2)
      Inventories ....................................................         (131.1)          (58.3)
      Prepaid and other current assets ...............................          (21.1)          (10.4)
      Accounts payable ...............................................          158.9           119.1
      Accrued taxes and liabilities ..................................           37.0            49.8
      Restructuring reserves .........................................           (3.2)          (19.0)
      Other assets ...................................................            2.0             2.0
      Other liabilities ..............................................           (0.1)           (2.7)
   Other, net ........................................................           (1.8)            5.9
                                                                              -------         -------
      Net cash used in operating activities ..........................         (380.6)         (199.4)
                                                                              -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property, plant and equipment .......................          (31.3)          (22.3)
   Investment in acquired businesses, net of cash acquired ...........           (5.2)           (3.1)
   Payments on seller notes ..........................................          (27.0)          (16.0)
                                                                              -------         -------
      Net cash used in investing activities ..........................          (63.5)          (41.4)
                                                                              -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings under revolving and bank lines of credit ...........          373.0           198.3
   Issuance of 8 5/8% senior subordinated notes, net of issuance costs              -            70.2
   Gross repayments under term loans .................................          (25.8)          (14.9)
   Financing and issuance fees .......................................           (0.5)           (1.8)
   Cash received from the exercise of stock options ..................            9.0            10.3
                                                                              -------         -------
      Net cash provided by financing activities ......................          355.7           262.1
Effect of exchange rate changes on cash ..............................            1.0            (2.5)
                                                                              -------         -------
Net decrease in cash .................................................          (87.4)           18.8
Cash and cash equivalents at beginning of period .....................           99.7            18.7
                                                                              -------         -------
Cash and cash equivalents at end of period ...........................        $  12.3         $  37.5
                                                                              =======         =======

            See notes to condensed, consolidated financial statements

                               THE SCOTTS COMPANY
                     CONDENSED, CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                                                            UNAUDITED
                                                                                    MARCH 29,        MARCH 30,      SEPTEMBER 30,
                                                                                      2003             2002             2002
                                                                                    --------         --------         --------
                                     ASSETS
Current assets:
   Cash and cash equivalents .................................................      $   12.3         $   37.5         $   99.7
   Accounts receivable, less allowances of $26.7,
      $25.2 and $33.2, respectively ..........................................         722.8            547.0            249.9
   Inventories, net ..........................................................         400.2            426.8            269.1
   Current deferred tax asset ................................................          72.5             52.2             74.6
   Prepaid and other assets ..................................................          57.9             44.6             36.8
                                                                                    --------         --------         --------
      Total current assets ...................................................       1,265.7          1,108.1            730.1
Property, plant and equipment, net ...........................................         342.6            313.4            329.2
Goodwill and intangible assets, net ..........................................         803.7            744.1            791.7
Other assets .................................................................          47.5             74.7             50.4
                                                                                    --------         --------         --------
      Total assets ...........................................................      $2,459.5         $2,240.3         $1,901.4
                                                                                    ========         ========         ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of debt ...................................................      $  287.7         $  205.6         $   98.2
   Accounts payable ..........................................................         292.8            270.1            134.0
   Accrued liabilities .......................................................         226.1            218.3            206.4
   Accrued taxes .............................................................          27.7             35.9             13.2
                                                                                    --------         --------         --------
      Total current liabilities ..............................................         834.3            729.9            451.8
Long-term debt ...............................................................         873.0            921.1            731.2
Other liabilities ............................................................         132.2             72.4            124.5
                                                                                    --------         --------         --------
      Total liabilities ......................................................       1,839.5          1,723.4          1,307.5
                                                                                    --------         --------         --------

Commitments and contingencies (Note 9) Shareholders' equity:
Common Shares, no par value per share, $.01 stated value
   per share 31.3 shares issued for all periods ..............................           0.3              0.3              0.3
Capital in excess of par value ...............................................         388.2            400.1            398.6
Retained earnings ............................................................         310.5            211.7            294.8
Treasury stock, 0.5, 2.1 and 1.2 shares, respectively, at cost ...............         (20.7)           (61.4)           (41.8)
Accumulated other comprehensive loss .........................................         (58.3)           (33.8)           (58.0)
                                                                                    --------         --------         --------
      Total shareholders' equity .............................................         620.0            516.9            593.9
                                                                                    --------         --------         --------
      Total liabilities and shareholders' equity .............................      $2,459.5         $2,240.3         $1,901.4
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

    BASIS OF PRESENTATION

    The condensed, consolidated balance sheets as of March 29, 2003 and March 30, 2002, and the related condensed, consolidated statements of operations for the three and six month periods then ended and condensed, consolidated statements of cash flows for the six month periods then ended, are unaudited; however, in the opinion of management, such financial statements contain all adjustments necessary for the fair presentation of the Company's financial position, results of operations and cash flows. Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the financial statements and accompanying notes in The Scotts Company's fiscal 2002 Annual Report on Form 10-K.

    REVENUE RECOGNITION

    Revenue is recognized when products are shipped and title and risk of loss have transferred to the customer. Provisions for estimated returns and allowances are recorded at the time of shipment based on historical rates of returns applied as a percentage of sales. Scotts LawnService(R) revenues are recognized at the time service is provided to the customer.

    PROMOTIONAL ALLOWANCES

    The Company promotes its branded products through cooperative advertising programs with retailers. Retailers are also offered in-store promotional allowances and rebates based on sales volumes. Certain products are also promoted with direct consumer rebate programs. Promotion costs (including allowances and rebates) incurred during the year are expensed to interim periods in relation to revenues and are recorded as a reduction of net sales.

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

    Scotts LawnService(R) promotes its service offerings through direct response mail campaigns. The external costs associated with these campaigns are deferred and recognized ratably in proportion to revenues as advertising costs over a period not in excess of one year. The costs deferred at March 29, 2003, March 30, 2002 and September 30, 2002 are $2.2 million, $1.7 million and $0.9 million, respectively.

    STOCK-BASED COMPENSATION AWARDS

    In July 2002, the Company announced that it would begin expensing prospective grants of employee stock based compensation awards beginning in fiscal 2003 in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The fair value of future awards will be expensed ratably over the vesting period, which has historically been three years except for grants to Directors, which have a six month vesting period.

    On November 7, 2002, the Company granted 372,000 stock options to officers and other key employees. On January 30, 2003, the Company granted 209,000 stock appreciation rights to officers and on January 31, 2003, the Company granted 63,000 stock options to members of the Board of Directors. The exercise price for the option awards and the stated price for the stock appreciation rights awards were determined by the closing price of the Company's common shares on the date of grant. The related compensation expense recorded in the three and six month periods ended March 29, 2003 was $1.2 million and $1.6 million, respectively.

    The Black-Scholes value of options granted in fiscal 2001 and fiscal 2002 was $10.0 million and $10.7 million, respectively. The value of all stock-based compensation grants awarded during the first six months of fiscal 2003 is $12.4 million. Under the Company's prospective adoption of SFAS No. 123, the expensing of awards commenced with awards granted in fiscal 2003 and, for awards with a three-year vesting schedule, will be fully phased in by fiscal 2006.

    Had compensation expense been recognized for the periods ended March 29, 2003 and March 30, 2002 in accordance with the recognition provisions of SFAS No. 123, the Company would have recorded net income (loss) and net income (loss) per share as follows:

                                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                                MARCH 29,    MARCH 30,   MARCH 29,    MARCH 30,
                                                   2003        2002        2003         2002
                                                      ($ MILLIONS EXCEPT PER SHARE DATA)
    Net income (loss) ....................        $ 62.5      $ 65.0      $ 15.7      $ (0.6)
    Stock-based compensation, net of tax .           1.0         1.2         2.1         2.5
                                                  ------      ------      ------      ------
    Net income (loss) as adjusted ........        $ 61.5      $ 63.8      $ 13.6      $ (3.1)
                                                  ======      ======      ======      ======
    Adjusted net income (loss) per share:
        Basic ............................        $  2.00     $  2.19     $  0.45     $ (0.11)
        Diluted ..........................        $  1.91     $  2.03     $  0.42     $ (0.11)

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

    Interest is capitalized on capital projects with significant cost and duration. The Company capitalized $0.6 million and $1.0 million of interest costs during the three and six month periods ended March 29, 2003 compared to $0.3 million and $0.6 million during the three and six month periods ended March 30, 2002.

    Management assesses the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its future undiscounted cash flows. If it is determined that an impairment has occurred, an impairment loss will be recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value.

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

2.  DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS

    Inventories, net of provisions for slow moving and obsolete inventory of $25.5 million, $25.0 million, and $25.9 million, respectively, consisted of:

                                                                    MARCH 29,        MARCH 30,     SEPTEMBER 30,
                                                                      2003             2002            2002
                                                                ---------------- -----------------------------------
                                                                                  ($ MILLIONS)
         INVENTORIES
         Finished goods......................................       $   308.7        $   352.1       $   196.6
         Raw materials.......................................            91.5             74.7            72.5
                                                                    ---------        ---------       ---------
         Total...............................................           400.2            426.8           269.1
                                                                    =========        =========       =========


                                                                    MARCH 29,        MARCH 30,     SEPTEMBER 30,
                                                                      2003             2002            2002
                                                                ---------------- -----------------------------------
                                                                                  ($ MILLIONS)
         PROPERTY, PLANT AND EQUIPMENT, NET:
         Land and improvements...............................       $    37.3        $    38.9       $    38.0
         Buildings...........................................           122.5            104.7           120.9
         Machinery and equipment.............................           291.8            242.9           289.9
         Furniture and fixtures..............................            34.3             31.8            33.1
         Software............................................            53.8             44.6            47.6
         Construction in progress............................            62.2             78.4            45.7
         Less: accumulated depreciation......................          (259.3)          (227.9)         (246.0)
                                                                    ----------       ---------       ---------
         Total...............................................       $   342.6        $   313.4       $   329.2
                                                                    =========        =========       =========

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

    The Company's conclusion is not free from challenge and, in fact, would likely be challenged if the Company were to terminate the agreement. If it were determined that, upon termination, the Company must pay any remaining deferred contribution amounts and related per annum charges, the resulting charge to earnings could have a material impact on the Company's results of operations and financial position. At March 29, 2003, contribution payments and related per annum charges of approximately $49.7 million had been deferred under the agreement. This amount is considered a contingent obligation and has not been reflected in the financial statements as of and for the year then ended.

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

4.  RESTRUCTURING AND OTHER CHARGES

    FISCAL 2003 CHARGES

    During the three and six month periods ended March 29, 2003, the Company recorded $3.1 million and $9.4 million of restructuring and other charges, respectively.

    Costs of $4.7 million for warehouse lease buyouts and relocation of inventory associated with exiting certain warehouses in North America, and $0.4 million of accelerated depreciation for the Bramford, England facility, were included in cost of sales. Severance and consulting costs of $3.3 million for the continued European integration efforts that began in the fourth quarter of fiscal 2002, and $1.0 million of administrative facility exit costs in North America were charged to selling, general and administrative expense.

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

    FISCAL 2001 CHARGES

    During the third and fourth quarters of fiscal 2001, the Company recorded $75.7 million of restructuring and other charges, primarily associated with reductions in headcount and the closure or relocation of certain manufacturing and administrative facilities.

    The following is a rollforward of the cash portion of the restructuring and other charges accrued in fiscal 2001, 2002 and thus far in fiscal 2003. The balances remaining at March 29, 2003 are included in accrued liabilities and other liabilities in the condensed, consolidated balance sheets. The portion classified as other long-term liabilities is future lease obligations that extend beyond one year.

                                                            BALANCE                                BALANCE
            DESCRIPTION           TYPE   CLASSIFICATION  SEPTEMBER 30,      PAYMENT    OTHER      MARCH 29,
            -----------           ----   --------------      2002            -------    -----       2003
                                                             ----                                   ----
                                                               ($ MILLIONS)
        Severance............    Cash         SG&A        $   6.8            $ (2.9)    $ 0.1       $ 4.0
        Facility exit costs..    Cash         SG&A            3.5              (1.5)        -         2.0
        Other related costs..    Cash         SG&A            1.7              (0.3)      1.3         2.7
                                                          -------            -------    -----       -----
            Total cash.......                             $  12.0            $ (4.7)    $ 1.4       $ 8.7
                                                          =======            =======    =====       =====

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

    In the first quarter of fiscal 2003, the Company updated its impairment analysis and determined that a charge for annual impairment was not required at this time.

    The following table presents goodwill and intangible assets as of the end of each period presented.

                                                                 MARCH 29, 2003               MARCH 30, 2002
                                                                 --------------               --------------
                                                WEIGHTED   GROSS                   NET      GROSS                   NET
                                                 AVERAGE CARRYING   ACCUMULATED  CARRYING  CARRYING  ACCUMULATED  CARRYING
                                                  LIFE    AMOUNT   AMORTIZATION   AMOUNT    AMOUNT   AMORTIZATION  AMOUNT
                                                  ----    ------   ------------   ------    ------   ------------  ------
                                                                   ($ MILLIONS)

     Amortized Intangible Assets:
       Technology.................................   21   $ 64.5     $ (20.7)      $ 43.8   $ 58.8     $ (18.2)    $ 40.6
       Customer accounts..........................    7     37.1        (4.6)        32.5     23.0        (2.5)      20.5
       Tradenames.................................   16     11.4        (2.6)         8.8     11.4        (2.0)       9.4
       Other......................................   36     52.7       (36.0)        16.7     44.7       (32.8)      11.9
                                                                                   ------                          ------
        Total amortized intangible assets, net....                                  101.8                            82.4
     Unamortized Intangible Assets:
       Tradenames.................................                                  314.5                           318.6
       Other......................................                                    3.2                             3.1
                                                                                   ------                          ------
        Total intangible assets, net .............                                  419.5                           404.1
       Goodwill...................................                                  384.2                           340.0
                                                                                   ------                          ------
        Total goodwill and intangible assets, net.                                 $803.7                          $744.1
                                                                                   ======                          ======

                                                              SEPTEMBER 30, 2002
                                                              ------------------
                                                        GROSS                      NET
                                                      CARRYING     ACCUMULATED   CARRYING
                                                       AMOUNT     AMORTIZATION    AMOUNT
                                                       ------     ------------    ------

     Amortized Intangible Assets:
       Technology....................................  $ 61.9       $ (18.8)      $ 43.1
       Customer accounts.............................    33.2          (3.5)        29.7
       Tradenames....................................    11.3          (2.3)         9.0
       Other.........................................    50.6         (34.0)        16.6
                                                                                  ------
         Total amortized intangible assets, net......                               98.4
     Unamortized Intangible Assets:
       Tradenames....................................                              312.7
       Other.........................................                                3.1
                                                                                  ------
         Total intangible assets, net ...............                              414.2
       Goodwill......................................                              377.5
                                                                                  ------
         Total goodwill and intangible assets, net...                             $791.7
                                                                                  ======



    The changes to the net carrying value of goodwill by segment for the six months ended March 29, 2003 are as follows (in millions):

                                          N.A.            SCOTTS          INTERNATIONAL       GLOBAL
                                        CONSUMER       LAWNSERVICE(R)       CONSUMER        PROFESSIONAL    TOTAL
                                        --------       --------------       --------        ------------    -----
     Balance as of September 30, 2002    $ 178.3          $ 68.5             $  78.2          $  52.5     $  377.5
     Increases due to acquisitions                           9.4                                               9.4
     Reduction of final purchase price
       for previous acquisition             (5.1)                                                             (5.1)
     Other (reclassifications and
       cumulative translation)              (0.1)                                2.5                           2.4
                                         -------          ------             -------          -------     --------
     Balance as of March 29, 2003        $ 173.1          $ 77.9             $  80.7          $  52.5     $  384.2
                                         =======          ======             =======          =======     ========

    Estimated amortization expense for the intangible assets existing as of March 29, 2003 for the remainder of fiscal year ending September 30, 2003 is $4.5 million.

    Estimated future amortization expense for the intangible assets existing as of March 29, 2003 is as follows (in millions)

                YEAR ENDING
                SEPTEMBER 30,
               ---------------
               2004...........................................      $  7.5
               2005...........................................         7.4
               2006...........................................         7.4
               2007...........................................         7.4
               2008...........................................         7.4

6.  LONG-TERM DEBT

                                                           MARCH 29,        MARCH 30,     SEPTEMBER 30,
                                                             2003             2002            2002
                                                       ---------------- ---------------- --------------
                                                                          ($ MILLIONS)
          Revolving loans under credit facility......      $  372.0        $    284.6       $       -
          Term loans under credit facility...........         347.9             378.4           375.5
          Senior subordinated notes..................         392.5             391.2           391.8
          Notes due to sellers.......................          23.7              48.6            43.4
          Foreign bank borrowings and term loans.....          13.8              11.8             7.0
          Capital lease obligations and other........          10.8              12.1            11.7
                                                           --------        ----------       ---------
                                                            1,160.7           1,126.7           829.4
          Less current portions......................         287.7             205.6            98.2
                                                           --------        ----------       ---------
                                                           $  873.0        $    921.1       $   731.2
                                                           ========        ==========       =========

    The revolving credit facility under the Credit Agreement ("Credit Agreement") provides for borrowings of up to $575 million, which are available on a revolving basis over a term of 6 1/2 years ending June 30, 2005. A portion of the revolving credit facility not to exceed $100 million is available for the issuance of letters of credit. A portion of the facility not to exceed $360 million is available for borrowings in optional currencies, provided that the outstanding revolving loans in other currencies do not exceed $200 million except for British Pounds Sterling, which cannot exceed $360 million. The outstanding principal amount of all revolving credit loans must be reduced below $150 million for at least 30 consecutive days during any calendar year.

    Spreads on rates and commitment fees under the Credit Agreement vary according to the Company's leverage ratios and interest rates also vary within tranches. The weighted-average interest rate on the Company's borrowings under the revolving credit facility for the six months ended March 29, 2003 and March 30, 2002 was 5.46% and 6.25%, respectively.

    Financial covenants include interest coverage and net leverage ratios. Other covenants include limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sale of assets, leases, dividends, capital expenditures, and investments. The Scotts Company and all of its domestic subsidiaries pledged substantially all of their personal, real and intellectual property assets as collateral for the borrowings under the Credit Agreement. The Scotts Company and its subsidiaries also pledged the stock in foreign subsidiaries that borrow under the Credit Agreement. At March 29, 2003, the Company is in compliance with all applicable affirmative and negative covenants.

    The term loan facilities under the Credit Agreement consist of two tranches. The Tranche A Term Loan Facility consists of three sub-tranches of Euros and British Pounds Sterling in the aggregate principal amount of $265 million which are to be repaid quarterly over a 6 1/2 year period ending June 30, 2005. The Tranche B Term Loan Facility has an aggregate principal amount of $260 million and is to be repaid quarterly over a 6 1/2 year period ending December 31, 2007. At March 29, 2003, the outstanding balances of the Tranche A and Tranche B Term Loan Facilities are $106.7 and $241.2, respectively. Minimum required repayments by fiscal years are as follows:

                              FOR THE REMAINDER                FOR THE FISCAL YEARS ENDING
                               OF FISCAL YEAR                         SEPTEMBER 30,
                          ENDING SEPTEMBER 30, 2003     2004    2005      2006     2007      2008
                          -------------------------     ----    ----      ----     ----      ----
                                                       ($ MILLIONS)

           Tranche A               $ 26.4             $ 35.2   $ 45.1    $   -    $     -    $   -
           Tranche B                  0.7                0.9      0.9      0.9      178.4     59.4

    These future payments are presented at foreign exchange rates in effect at March 29, 2003.

    The term loan facilities have a variable interest rate, which was 3.96% at March 29, 2003.

    Approximately $17.3 million of financing costs associated with the Credit Agreement have been deferred and are being amortized over a period which ends June 30, 2005. The unamortized balance at March 29, 2003, was $7.1 million.

    In January 2002, The Scotts Company completed an offering of $70 million of 8 5/8% Senior Subordinated Notes due 2009. The net proceeds from the offering were used to pay down borrowings on our revolving credit facility. The notes were issued at a premium of $1.8 million. The effective interest rate for the notes is 8 3/8%. The issuance costs associated with the offering totaled $1.6 million. Both the premium and the issuance costs are being amortized over the remaining life of the notes.

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

    In conjunction with past acquisitions, notes were issued for certain portions of the total purchase price that are to be paid in future periods. The present value of the remaining note payments is $23.7 million of which $17.5 million pertains to lawn service business acquisitions. The Company is imputing interest on the notes using the stated interest rate or an interest rate prevalent for similar instruments at the time of acquisition for non-interest bearing notes.

    Foreign notes of $6.0 million issued on December 12, 1997, have an 8-year term and bear interest at 1% below LIBOR. The remaining principal balance of these loans at March 29, 2003 and March 30, 2002 was $0.6 million and $2.6 million, respectively. The loans are denominated in British Pounds Sterling and can be redeemed, on demand, by the note holder. The foreign bank borrowings of $13.2 million at March 29, 2003 and $9.3 million at March 30, 2002 represent lines of credit for foreign operations and are primarily denominated in Euros.

7.  EARNINGS PER COMMON SHARE

    The following table presents information necessary to calculate basic and diluted earnings per common share. Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common share outstanding. Options to purchase 0.1 and 0.3 million shares of common stock for the three and six month periods ended March 29, 2003, and 0.1 and 0.1 million shares for the three and six month periods ended March 30, 2002 respectively were not included in the computation of diluted earnings per common share. These options were excluded from the calculation because the exercise price of these options was greater than the average market price of the common shares in the respective periods, and therefore, they were antidilutive.

                                                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                                 MARCH 29,   MARCH 30,    MARCH 29,    MARCH 30,
                                                                                   2003        2002         2003         2002
                                                                                   ----        ----         ----         ----
                                                                                            ($ MILLIONS, EXCEPT PER
                                                                                                  SHARE DATA)
NET INCOME (LOSS):
Income before cumulative effect of accounting change ......................         62.5      $ 65.0       $ 15.7       $ 17.9
Cumulative effect of change in accounting for intangible assets, net of tax            -           -            -        (18.5)
                                                                                  ------      ------       ------       ------
Net income (loss) .........................................................         62.5      $ 65.0       $ 15.7       $ (0.6)
                                                                                  ======      ======       ======       ======

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Weighted-average common shares outstanding during the period ..............         30.7        29.1         30.5         29.0
Basic income (loss) per common share:
   Before cumulative effect of accounting change ..........................         2.04      $ 2.23       $ 0.52       $ 0.62
   Cumulative effect of change in accounting for intangible assets,
      net of tax ..........................................................            -           -            -        (0.64)
                                                                                  ------      ------       ------       ------
   After cumulative effect of accounting change ...........................         2.04      $ 2.23       $ 0.52       $(0.02)
                                                                                  ======      ======       ======       ======

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Weighted-average common shares outstanding during the period ..............         30.7        29.1         30.5         29.0
Potential common shares:
   Assuming exercise of options ...........................................          0.8         1.0          0.9          1.1
   Assuming exercise of warrants ..........................................          0.7         1.4          0.7          1.3
                                                                                  ------      ------       ------       ------
Weighted-average number of common shares outstanding
   and dilutive potential common shares ...................................         32.2        31.5         32.1         31.4
Diluted income (loss) per common share:
   Before cumulative effect of accounting change ..........................         1.94      $ 2.06       $ 0.49       $ 0.57
   Cumulative effect of change in accounting for intangible assets,
      net of tax ..........................................................            -           -            -        (0.59)
                                                                                  ------      ------       ------       ------
   After cumulative effect of accounting change ...........................         1.94      $ 2.06       $ 0.49       $(0.02)
                                                                                  ======      ======       ======       ======

8.  STATEMENT OF COMPREHENSIVE INCOME

    The components of other comprehensive income and total comprehensive income for the three and six month periods ended March 29, 2003 and March 30, 2002 are as follows:

                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         MARCH 29,     MARCH 30      MARCH 29        MARCH 30
                                                           2003          2002          2003            2002
                                                           ----          ----          ----            ----
                                                                             ($ MILLIONS)
      Net income (loss)...............................     $   62.5      $   65.0     $   15.7        $   (0.6)
      Other comprehensive income (expense):
      Foreign currency translation adjustments........            -          (0.5)        (0.6)           (0.1)
      Change in valuation of derivative instruments...          0.3           1.5          0.3             1.0
                                                           ---------     --------     --------        --------
      Comprehensive income............................     $   62.8      $   66.0     $   15.4        $    0.3
                                                           ========      ========     ========        ========

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

    Regulations and environmental concerns also exist surrounding peat extraction in the United Kingdom and the European Union. In August 2000, English Nature, the nature conservation advisory body to the U.K. government, notified us that three of our peat harvesting sites in the United Kingdom were under consideration as possible "Special Areas of Conservation" under European Union Law. In April 2002, working in conjunction with Friends of the Earth (U.K.), we reached agreement with English Nature to transfer our interests in the properties and for the immediate cessation of all but a limited amount of peat extraction on one of the three sites in exchange for $18.1 million received in April 2002 and an additional approximately $3 million which will be received when we cease extraction at the third site. A net gain of approximately $5 million was included in "Other Income" in fiscal 2002. Proceeds of approximately $13 million were recorded as deferred income and will be recognized into income over the 29 month period beginning May, 2002 which coincides with the expected peat extraction period at the third site. As a result of this transaction, we have withdrawn our objection to the proposed European designations as Special Areas of Conservation and will undertake restoration work on the sites for which we will receive additional compensation from English Nature. We consider that we have sufficient raw material supplies available to replace the peat extracted from such sites.

    The Company has determined that building materials at certain manufacturing facilities in the United Kingdom contain asbestos and may require removal in the future.

    At March 29, 2003, $4.0 million is accrued for the environmental matters described herein. The accrual is for future costs for site remediation. The significant portion of the costs accrued as of March 29, 2003 are expected to be paid in fiscal 2003 and 2004; however, payments could be made for a period thereafter.

    We believe that the amounts accrued as of March 29, 2003 are adequate to cover known environmental exposures based on current facts and estimates of likely outcome. However, the adequacy of these accruals is based on several significant assumptions:

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

    LEGAL PROCEEDINGS

    As noted in the discussion above under "Environmental Matters", we are involved in several pending environmental matters. We believe that our assessment of contingencies is reasonable and that related reserves, in the aggregate, are adequate; however, there can be no assurance that the final resolution of these matters will not have a material adverse affect on our results of operations, financial position and cash flows.

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

    GUARANTEES

    In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN45"). FIN45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees and certain indemnification arrangements. For new guarantees and indemnifications provided after December 31, 2002, it requires that the Company must recognize an initial liability for the fair value, or market value, of the obligations it assumes and must disclose that information in its interim and annual financial statements. The Company has determined that it has no material guarantees or indemnifications that would require disclosure or valuation under this new standard.

10. SEGMENT INFORMATION

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


                            NORTH AMERICAN      SCOTTS      INTERNATIONAL    GLOBAL        OTHER/
                               CONSUMER      LAWNSERVICE(R)   CONSUMER    PROFESSIONAL   CORPORATE        TOTAL
                               --------      --------------   --------    ------------   ---------        -----
                                                                    (IN MILLIONS)
Net sales:
   YTD 2003 ............       $  577.8        $   26.8       $  151.4      $  100.9      $      -      $  856.9
   YTD 2002 ............       $  524.8        $   16.1       $  127.4      $   91.6      $      -      $  759.9

   Q2 2003 .............       $  493.1        $   11.5       $  108.2      $   63.4      $      -      $  676.2
   Q2 2002 .............       $  448.5        $    7.4       $   87.3      $   55.3      $      -      $  598.5

Operating income (loss):
   YTD 2003 ............       $   96.9        $  (17.1)      $   12.0      $   10.6      $  (36.2)     $   66.2
   YTD 2002 ............       $   95.3        $  (10.1)      $    9.0      $    9.0      $  (28.7)     $   74.5

   Q2 2003 .............       $  125.6        $  (12.4)      $   15.1      $   10.2      $  (16.1)     $  122.4
   Q2 2002 .............       $  124.7        $   (8.0)      $   15.5      $    9.2      $  (11.7)     $  129.7

Operating margin:
   YTD 2003 ............           16.8%          (63.8%)          7.9%         10.5%           nm           7.7%
   YTD 2002 ............           18.2%          (62.7%)          7.1%          9.8%           nm           9.8%

   Q2 2003 .............           25.5%         (107.8%)         14.0%         16.1%           nm          18.1%
   Q2 2002 .............           27.8%         (108.1%)         17.8%         16.6%           nm          21.7%

Goodwill:
   Q2 2003 .............       $  173.1        $   77.9       $   80.7      $   52.5      $      -      $  384.2
   Q2 2002 .............       $  169.4        $   46.3       $   73.9      $   50.4      $      -      $  340.0

Total assets:
   Q2 2003 .............       $1,514.2        $  103.9       $  550.0      $  166.5      $  124.9      $2,459.5
   Q2 2002 .............       $1,443.7        $   62.3       $  477.4      $  158.0      $   98.9      $2,240.3

  nm   Not meaningful.

    Operating income (loss) reported for Scotts' four operating segments represents earnings before interest, taxes, and amortization, since this is the measure of profitability used by management. Accordingly, Corporate operating loss for the three and six months ended March 29, 2003 and March 30, 2002 includes amortization of certain intangible assets, unallocated corporate general and administrative expenses, and certain "other" income/expense not allocated to the business segments and North America restructuring charges.

    During the first half of fiscal 2003, the Company's Scotts LawnService(R) segment acquired 9 individual lawn service entities for a total cost of $11.5 million. Of the total cost, $5.2 million was paid in cash, with notes being issued for the remaining $6.3 million.

    Goodwill recognized in the fiscal 2003 acquisitions amounted to $9.4 million all of which is deductible for tax purposes. Other intangible assets, primarily customer accounts and non-compete agreements, of $1.8 million and working capital and property, plant and equipment of $0.3 million were also recorded. These acquired assets all are recorded within the Scotts LawnService(R) segment.

    Total assets reported for Scotts' operating segments include the intangible assets for the acquired business within those segments. Corporate assets primarily include deferred financing and debt issuance costs, corporate intangible assets as well as deferred tax assets.

11. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

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

    The following unaudited information presents consolidating Statements of Operations for the three and six-month periods ended March 29, 2003 and March 30, 2002 and consolidating Statements of Cash Flows and Balance Sheets for the six month periods ended March 29, 2003 and March 30, 2003. Separate unaudited financial statements of the individual guarantor subsidiaries have not been provided because management does not believe they would be meaningful to investors.

                               THE SCOTTS COMPANY
                             STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 29, 2003 (in millions)
                                   (unaudited)

                                                              SUBSIDIARY         NON-
                                                    PARENT    GUARANTORS      GUARANTORS    ELIMINATIONS      CONSOLIDATED
                                                    ------    ----------      ----------    ------------      ------------
      Net sales.................................   $  483.8    $   23.8        $  168.6        $                $  676.2
      Cost of sales.............................      341.8       (32.9)          108.7                            417.6
      Restructuring and other charges...........        0.4                         0.3                              0.7
                                                   --------    -------         --------        -------          --------
      Gross profit..............................      141.6        56.7            59.6                            257.9
      Gross commission earned from marketing
        agreement...............................       10.3                         1.0                             11.3
      Costs associated with marketing agreement.        7.1                                                          7.1
                                                   --------    -------         -------         -------          --------
        Net commission earned from marketing
         agreement..............................        3.2           -             1.0                              4.2
      Operating expenses:
        Advertising.............................       25.6         0.1             9.2                             34.9
        Selling, general and administrative.....       66.1         0.4            39.1                            105.6
        Restructuring and other charges.........        1.0         0.1             1.3                              2.4
        Amortization of intangibles.............        0.1         0.4             1.6                              2.1
      Equity income in subsidiaries.............      (40.1)          -               -           40.1                 -
      Intracompany allocations..................       (1.7)       (2.6)            4.3                                -
      Other (income) expenses, net..............       (0.2)       (0.4)           (1.8)                            (2.4)
                                                   ---------   ---------       ---------       -------          ---------
      Income (loss) from operations.............       94.0        58.7             6.9          (40.1)            119.5
      Interest (income) expense.................       17.9        (3.9)            4.7                             18.7
                                                   --------    ---------       --------        -------          --------
      Income (loss) before income taxes.........       76.1        62.6             2.2          (40.1)            100.8
      Income taxes..............................       13.6        23.8             0.9                             38.3
                                                   --------    --------        --------        -------          --------
      Income (loss) before cumulative effect of
        accounting change.......................       62.5        38.8             1.3          (40.1)             62.5
      Cumulative effect of change in accounting
        for intangible assets, net of tax.......          -           -                                                -
                                                   --------    --------        --------        -------          --------
      Net income (loss).........................   $   62.5    $   38.8        $    1.3        $ (40.1)         $   62.5
                                                   ========    ========        ========        =======         ========

              FOR THE SIX MONTHS ENDED MARCH 29, 2003 (in millions)
                                   (unaudited)

                                                              SUBSIDIARY         NON-
                                                    PARENT    GUARANTORS      GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                    ------    ----------      ----------     ------------     ------------
      Net sales.................................   $  570.9    $   41.2        $  244.8        $                $  856.9
      Cost of sales.............................      408.0        (8.8)          157.4                            556.6
      Restructuring and other charges...........        4.7                         0.4                              5.1
                                                   --------    --------        ---------       --------         --------
      Gross profit..............................      158.2        50.0            87.0                            295.2
      Gross commission earned from marketing
        agreement...............................       10.1                         1.2                             11.3
      Costs associated with marketing agreement.       14.2                                                         14.2
                                                   --------    --------        ---------       --------         --------
        Net commission earned from marketing
          agreement.............................       (4.1)                        1.2                             (2.9)
      Operating expenses:
        Advertising.............................       30.4                        13.1                             43.5
        Selling, general and administrative.....      113.5         0.2            69.8                            183.5
        Restructuring and other charges.........        1.3         0.3             2.7                              4.3
        Amortization of intangibles.............        0.2         0.9             3.0                              4.1
      Equity income in subsidiaries.............      (25.2)                                      25.2                 -
      Intracompany allocations..................      (10.9)        3.6             7.3                                -
      Other (income) expenses, net..............       (0.3)       (0.5)           (2.8)                            (3.6)
                                                   --------    --------        ---------       --------         --------
      Income (loss) from operations.............       45.1        45.5            (4.9)         (25.2)             60.5
      Interest expense..........................       35.2        (7.8)            7.8                             35.2
                                                   --------    --------        ---------       --------         --------
      Income (loss) before income taxes.........        9.9        53.3           (12.7)         (25.2)             25.3
      Income taxes..............................       (5.8)       20.2            (4.8)                             9.6
                                                   --------    --------        ---------       --------         --------
      Income (loss) before cumulative effect of
        accounting change.......................       15.7        33.1            (7.9)         (25.2)             15.7
      Cumulative effect of change in accounting
        for intangible assets, net of tax.......                                                                       -
                                                   --------    --------        ---------       --------         --------
      Net income (loss).........................   $   15.7    $   33.1        $   (7.9)       $ (25.2)         $   15.7
                                                   ========    ========        =========       ========         ========

                               THE SCOTTS COMPANY
                             STATEMENT OF CASH FLOWS
           FOR THE SIX MONTH PERIOD ENDED MARCH 29, 2003 (in millions)
                                   (unaudited)

                                                          SUBSIDIARY         NON-
                                                PARENT    GUARANTORS      GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                ------    ----------      ----------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................   $   15.7    $   33.1        $   (7.9)       $  (25.2)        $   15.7
Adjustments to reconcile net income to
  net cash used in operating activities:
  Cumulative effect of change in accounting
    for intangible assets...................          -                                                            -
  Stock-based compensation expense..........        1.6                                                          1.6
  Depreciation..............................       13.1         2.2             3.5                             18.8
  Amortization..............................        1.8         0.7             3.2                              5.7
  Deferred Taxes............................        9.9                                                          9.9
  Equity (income) loss in non-guarantors....      (25.2)                                       25.2                -
Net change in certain components
  of working capital........................     (248.0)      (73.0)         (111.4)                          (432.4)
Net changes in other assets and
  liabilities and other adjustments.........       13.0         1.2           (14.1)                             0.1
                                               --------    --------        --------        --------         --------
Net cash used in operating activities.......     (218.1)      (35.8)         (126.7)              -           (380.6)
                                               --------    --------        --------        --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant and equipment.      (17.6)      (10.3)           (3.4)                           (31.3)
Investment in acquired businesses,
  net of cash acquired......................                                   (5.2)                            (5.2)
Payments on seller notes....................       (3.8)       (3.4)          (19.8)                           (27.0)
                                               --------    --------        --------        --------         --------
Net cash used in investing activities.......      (21.4)      (13.7)          (28.4)              -            (63.5)
                                               --------    --------        --------        --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving
  and bank lines of credit..................      104.8                       268.2                            373.0
Issuance of 8 5/8% senior subordinated
   notes, net of issuance costs.............                                                                       -
Gross repayments under term loans...........      (17.3)                       (8.5)                           (25.8)
Financing and issuance fees.................       (0.5)                                                        (0.5)
Cash received from the exercise of stock
  options...................................        9.0                                                          9.0
Intracompany financing......................       90.6        49.7          (140.3)                               -
                                               --------    --------        --------        --------         --------
Net cash provided by financing activities...      186.6        49.7           119.4               -            355.7
                                               --------    --------        --------        --------         --------
Effect of exchange rate changes on cash.....          -           -             1.0                              1.0
                                               --------    --------        --------        --------         --------
Net increase (decrease) in cash.............      (52.9)        0.2           (34.7)                           (87.4)
Cash and cash equivalents, beginning of
  period....................................       54.7         0.2            44.8                             99.7
                                               --------    --------        --------        --------         --------
Cash and cash equivalents, end of period....   $    1.8    $    0.4        $   10.1        $      -         $   12.3
                                               ========    ========        ========        ========         ========

                               THE SCOTTS COMPANY
                                  BALANCE SHEET
                       AS OF MARCH 29, 2003 (in millions)
                                   (unaudited)

                                                             SUBSIDIARY         NON-
                                                   PARENT    GUARANTORS      GUARANTORS    ELIMINATIONS      CONSOLIDATED
                                                   ------    ----------      ----------    ------------      ------------
                    ASSETS
Current assets:
  Cash and cash equivalents....................  $     1.8    $    0.4        $   10.1                        $     12.3
  Accounts receivable, net.....................      329.9       141.9           251.0                             722.8
  Inventories, net.............................      229.7        72.5            98.0                             400.2
  Current deferred tax asset...................       72.2         0.4            (0.1)                             72.5
  Prepaid and other assets.....................       24.2         2.8            30.9                              57.9
                                                 ---------    --------        --------       ---------        ----------
       Total current assets....................      657.8       218.0           389.9                           1,265.7
Property, plant and equipment, net.............      215.5        90.2            36.9                             342.6
Goodwill and intangible assets, net............       21.0       473.9           308.8                             803.7
Other assets...................................       46.8         2.8            (2.1)                             47.5
Investment in affiliates.......................      964.9                                      (964.9)                -
Intracompany assets............................                  220.1            47.0          (267.1)                -
                                                 ---------    --------        --------       ---------        ----------
       Total assets............................  $ 1,906.0    $1,005.0        $  780.5       $(1,232.0)       $  2,459.5
                                                 =========    ========        ========       =========        ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of debt......................  $   265.8    $    1.5        $   20.4       $                $    287.7
  Accounts payable.............................      125.4        39.8           127.6                             292.8
  Accrued liabilities..........................      119.5        17.1            89.5                             226.1
  Accrued taxes................................       18.6         2.0             7.1                              27.7
                                                 ---------    --------        --------       ---------        ----------
       Total current liabilities...............      529.3        60.4           244.6                             834.3
Long-term debt.................................      489.7         2.1           381.2                             873.0
Other liabilities..............................      114.1         1.2            16.9                             132.2
Intracompany liabilities.......................      152.9                       114.2          (267.1)                -
                                                 ---------    --------        --------       ---------        ----------
     Total liabilities.........................    1,286.0        63.7           756.9          (267.1)          1,839.5
                                                 ---------    --------        --------       ---------        ----------

Commitments and contingencies
Shareholders' equity:
  Investment from parent.......................                  486.8            61.6          (548.4)                -
  Common shares, no par value per share,
    $.01 stated value per share................        0.3                                                           0.3
  Capital in excess of par value...............      388.2                                                         388.2
  Retained earnings............................      310.5       456.9           (14.9)         (442.0)            310.5
  Treasury stock, 0.5 shares at cost...........      (20.7)                                                        (20.7)
  Accumulated other comprehensive expense......      (58.3)       (2.4)          (23.1)           25.5             (58.3)
                                                 ---------    --------        --------       ---------        ----------
     Total shareholders' equity................      620.0       941.3            23.6          (964.9)            620.0
                                                 ---------    --------        --------       ---------        ----------
     Total liabilities and shareholders' equity  $ 1,906.0    $1,005.0        $  780.5       $(1,232.0)       $  2,459.5
                                                 =========    ========        ========       =========        ==========

                               THE SCOTTS COMPANY
                             STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 30, 2002 (in millions)
                                   (unaudited)

                                                        SUBSIDIARY        NON-
                                             PARENT     GUARANTORS     GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                             ------     ----------     ----------     ------------     ------------
Net sales.................................  $  435.7     $   30.9       $  131.9        $                $  598.5
Cost of sales.............................     313.8        (37.5)          82.2                            358.5
Restructuring and other charges...........                                   0.1                              0.1
                                            --------     --------       --------        -------          --------
Gross profit..............................     121.9         68.4           49.6                            239.9
Gross commission earned from marketing
  agreement...............................       7.6                         0.8                              8.4
Costs associated with marketing agreement.       5.8                                                          5.8
                                            --------     --------       --------        -------          --------
  Net commission earned from marketing
  agreement...............................       1.8            -            0.8                              2.6
Operating expenses:
  Advertising ............................      19.0          4.0            7.9                             30.9
  Selling, general and administrative.....      50.4          4.9           28.8                             84.1
  Restructuring and other charges.........       0.4                                                          0.4
  Amortization of intangibles.............       0.1          0.7            1.0                              1.8
Equity income in subsidiaries.............     (37.8)                                      37.8                 -
Intracompany allocations..................      (9.8)         7.4            2.4                                -
Other (income) expenses, net..............                   (1.0)          (0.9)                            (1.9)
                                            --------     --------       --------        -------          --------
Income (loss) from operations.............     101.4         52.4           11.2          (37.8)            127.2
Interest (income) expense.................      19.4         (3.5)           5.7                             21.6
                                            --------     --------       --------        -------          --------
Income (loss) before income taxes.........      82.0         55.9            5.5          (37.8)            105.6
Income taxes..............................      17.0         21.5            2.1                             40.6
                                            --------     --------       --------        -------          --------
Income (loss) before cumulative effect of
  accounting change.......................      65.0         34.4            3.4          (37.8)             65.0
Cumulative effect of change in accounting
  for intangible assets, net of tax.......                                                                      -
                                            --------     --------       --------        -------          --------
Net income (loss).........................  $   65.0     $   34.4       $    3.4        $ (37.8)         $   65.0
                                            ========     ========       ========        =======          ========



              FOR THE SIX MONTHS ENDED MARCH 30, 2002 (in millions)
                                   (unaudited)

                                                         SUBSIDIARY        NON-
                                             PARENT      GUARANTORS     GUARANTORS    ELIMINATIONS      CONSOLIDATED
Net sales.................................  $  485.8      $   79.2       $  194.9        $                $  759.9
Cost of sales.............................     348.4          13.4          126.1                            487.9
Restructuring and other charges...........       1.0                          0.1                              1.1
                                            --------      -------        --------        -------          --------
Gross profit..............................     136.4          65.8           68.7                            270.9
Gross commission earned from marketing
  agreement...............................       7.3                          1.1                              8.4
Costs associated with marketing agreement.      11.7                                                          11.7
                                            --------      -------        -------         -------          --------
  Net commission earned from marketing
  agreement...............................      (4.4)                         1.1                             (3.3)
Operating expenses:
  Advertising.............................      22.4           4.7           10.9                             38.0
  Selling, general and administrative.....      94.3           8.6           56.5                            159.4
  Restructuring and other charges.........       1.1           0.1                                             1.2
  Amortization of intangibles.............       0.2           1.4            2.1                              3.7
Equity income in subsidiaries.............       6.2                                        (6.2)            -.-
Intracompany allocations..................     (13.3)          9.3            4.0                            -.-
Other (income) expenses, net..............      (0.3)         (2.0)          (1.6)                            (3.9)
                                            ---------     ---------      ---------       -------          ---------
Income (loss) from operations.............      21.4          43.7           (2.1)           6.2              69.2
Interest expense..........................      36.9          (7.1)          10.4                             40.2
                                            --------      ---------      --------        -------          --------
Income (loss) before income taxes.........     (15.5)         50.8          (12.5)           6.2              29.0
Income taxes..............................      (3.6)         19.5           (4.8)                            11.1
                                            ---------     --------       ---------       -------          --------
Income (loss) before cumulative effect of
  accounting change.......................     (11.9)         31.3           (7.7)           6.2              17.9
Cumulative effect of change in accounting
  for intangible assets, net of tax.......      11.3          (3.8)         (26.0)                           (18.5)
                                            ---------     ---------      ---------       -------          ---------
Net income (loss).........................  $   (0.6)     $   27.5       $  (33.7)       $   6.2          $   (0.6)
                                            =========     ========       =========       =======          =========

                               THE SCOTTS COMPANY
                             STATEMENT OF CASH FLOWS
           FOR THE SIX MONTH PERIOD ENDED MARCH 30, 2002 (in millions)
                                   (unaudited)

                                                         SUBSIDIARY         NON-
                                               PARENT    GUARANTORS      GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                               ------    ----------      ----------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................  $   (0.6)   $   27.5        $  (33.7)       $    6.2         $   (0.6)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Cumulative effect of change in accounting
    for intangible assets...................                   3.8            26.0                             29.8
  Stock-based compensation expense..........                                                                      -
  Depreciation..............................       4.2         9.7             2.1                             16.0
  Amortization..............................       1.0         2.8             1.5                              5.3
  Deferred Taxes............................     (10.1)                                                       (10.1)
  Equity (income) loss in non-guarantors....       6.2                                        (6.2)               -
Net change in certain components
  of working capital........................    (165.6)        6.8           (86.2)                          (245.0)
Net changes in other assets and
  liabilities and other adjustments.........       5.1                         0.1                              5.2
                                              --------    --------        --------        --------         --------
Net cash used in operating activities.......    (159.8)       50.6           (90.2)              -           (199.4)
                                              --------    --------        --------        --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant and equipment.      (6.6)      (14.7)           (1.0)                           (22.3)
Investment in acquired businesses,
  net of cash acquired......................                                  (3.1)                            (3.1)
Payments on seller notes....................                                 (16.0)                           (16.0)
                                              --------    --------        --------        --------         --------
Net cash used in investing activities.......      (6.6)      (14.7)          (20.1)              -            (41.4)
                                              --------    --------        --------        --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving
  and bank lines of credit..................      88.1                       110.2                            198.3
Issuance of 8 5/8% senior subordinated
  notes, net of issuance costs..............      70.2                                                         70.2
Gross repayments under term loans...........      (0.2)                      (14.7)                           (14.9)
Financing and issuance fees.................      (1.8)                                                        (1.8)
Cash  received  from the  exercise  of stock      10.3                                                         10.3
options.....................................
Intracompany financing......................      21.5       (36.5)           15.0                                -
                                              --------    --------        --------        --------         --------
Net cash provided by financing activities...     188.1       (36.5)          110.5               -            262.1
                                              --------    --------        --------        --------         --------
Effect of exchange rate changes on cash.....                                  (2.5)                            (2.5)
                                              --------    --------        --------        --------         --------
Net increase (decrease) in cash.............      21.7        (0.6)           (2.3)                            18.8
Cash and cash equivalents, beginning of
  period....................................       3.4         0.6            14.7                             18.7
                                              --------    --------        --------        --------         --------
Cash and cash equivalents, end of period....  $   25.1    $      -        $   12.4        $      -         $   37.5
                                              ========    ========        ========        ========         ========

                               THE SCOTTS COMPANY
                                  BALANCE SHEET
                       AS OF MARCH 30, 2002 (in millions)
                                   (unaudited)

                                                          SUBSIDIARY         NON-
                                                PARENT    GUARANTORS      GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                               --------    --------        --------       ----------       ----------
                   ASSETS
Current assets:
   Cash and cash equivalents.................  $   25.1    $               $   12.4       $                $     37.5
   Accounts receivable, net..................     222.0       122.6           202.4                             547.0
   Inventories, net..........................     261.5        79.0            86.3                             426.8
   Current deferred tax asset................      52.2         0.5            (0.5)                             52.2
   Prepaid and other assets..................      20.6         2.3            21.7                              44.6
                                               --------    --------        --------       ----------       ----------
       Total current assets..................     581.4       204.4           322.3                           1,108.1
Property, plant and equipment, net...........     199.2        76.6            37.6                             313.4
Goodwill and intangible assets, net..........      31.7       471.2           241.2                             744.1
Other assets.................................      61.1         2.5            11.1                              74.7
Investment in affiliates.....................     931.3                                      (931.3)                -
Intracompany assets..........................                 159.7                          (159.7)                -
                                               --------    --------        --------       ----------       ----------
       Total assets..........................  $1,804.7    $  914.4        $  612.2       $(1,091.0)       $  2,240.3
                                               ========    ========        ========       ==========       ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt...........................  $  166.3    $    7.3        $   32.0       $                $    205.6
   Accounts payable..........................     125.9        43.0           101.2                             270.1
   Accrued liabilities.......................     129.8        18.7            69.8                             218.3
   Accrued taxes.............................      28.9         2.5             4.5                              35.9
                                               --------    --------        --------       ----------       ----------
       Total current liabilities.............     450.9        71.5           207.5                             729.9
Long-term debt...............................     590.0         5.3           325.8                             921.1
Other liabilities............................      45.5         1.9            25.0                              72.4
Intracompany liabilities.....................     141.0                        18.7          (159.7)                -
                                               --------    --------        --------       ----------       ----------
     Total liabilities.......................   1,227.4        78.7           577.0          (159.7)          1,723.4
                                               --------    --------        --------       ----------       ----------

Commitments and contingencies
Shareholders' equity:
   Investment from parent....................                 483.0            41.8          (524.8)                -
   Common shares, no par value per share,
     $.01 stated value per share.............       0.3                                                           0.3
   Capital in excess of par value............     400.1                                                         400.1
   Retained earnings.........................     246.4       355.1            16.7          (406.5)            211.7
   Treasury stock, 2.1 shares at cost........     (61.4)                                                        (61.4)
   Accumulated other comprehensive expense...      (8.1)       (2.4)          (23.3)                            (33.8)
                                               --------    --------        --------       ----------       ----------
      Total shareholders' equity.............     577.3       835.7            35.2          (931.3)            516.9
                                               --------    --------        --------       ----------       ----------
      Total liabilities and shareholders'
        equity...............................  $1,804.7    $  914.4        $  612.2       $(1,091.0)       $  2,240.3
                                               ========    ========        ========       ==========       ==========

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

    In the United States, we operate the second largest residential lawn service business, Scotts LawnService(R). In fiscal 2002, we continued the rapid expansion of this business. Through acquisitions and internal growth, revenues increased from nearly $42 million in fiscal 2001 to over $75 million in fiscal 2002. We expect to make at least $30 million of lawn service acquisitions annually for the foreseeable future.

    As a leading consumer branded lawn and garden company, we focus our consumer marketing efforts, including advertising and consumer research, on creating consumer demand to pull products through the retail distribution channels. In the past three years, we have spent approximately 5% of our gross sales annually on media advertising to support and promote our branded products. We believe this level of spending gives us the largest share of advertising voice in the lawn and garden category in North America. We have applied this consumer marketing focus for the past several years, and we believe that Scotts receives a significant return on these marketing expenditures. We expect that we will continue to focus our marketing efforts toward the consumer and make additional significant investments in consumer marketing expenditures in the future to continue to drive market share and sales growth. In fiscal 2003, we expect to increase significantly our advertising spending and our advertising to net sales ratio particularly in the second half of fiscal 2003, as we deliver a new media message for the Ortho line, invest in our other North American brands and increase our advertising reach in Europe.

    Our sales are susceptible to global weather conditions, primarily in North America and Europe. We believe that our past acquisitions have diversified both our product line risk and geographic risk to weather conditions.

    Our operations are also seasonal in nature. In fiscal 2001, net sales by quarter were 8.7%, 42.1%, 35.2% and 14.0% of total year net sales, respectively. Operating losses were reported in the first and fourth quarters of fiscal 2001 while significant profits were recorded for the second and third quarters. The sales trend in fiscal 2002 followed a somewhat different pattern than our historical experience due to retailer initiatives to reduce their investment in inventory and improve their inventory turns. This caused a sales shift from the second quarter to the third and fourth quarters that coincided more closely to when consumers buy our products. Net sales by quarter were 9.3%, 34.2%, 39.3% and 17.2% in fiscal 2002. The trend of operating losses in the first and fourth quarters and significant operating profits in the second and third quarters continued in fiscal 2002. There was also a slight shift in profitability between the second and third quarters with the third quarter now more profitable than the second. The trend towards more of our sales occurring in the latter half of the fiscal year is expected to continue in fiscal 2003 as retailers maintain emphasis on inventory investment more closely timed to consumer takeaway.

    Scotts LawnService's(R) expansion and growth also adds revenue to the second half of the fiscal year. Also, as Scotts LawnService(R) grows in revenues and profitability, the second half of the fiscal year will show further growth in profitability compared to past trends because our third and fourth fiscal quarters are historically highly profitable periods for the lawn service business.

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

    Late in fiscal 2002, we announced a major initiative to improve the operations and profitability of our European-based consumer and professional businesses. Over the next several years, we anticipate spending $50 to $60 million on various projects, approximately 25% of which will be capital expenditures. Certain projects will result in the recognition of restructuring and other charges over the duration of this initiative. In the fourth quarter of fiscal 2002, as part of this initiative, we announced the closure of a manufacturing plant in Bramford, England. The closure will occur in late fiscal 2003. The depreciation of fixed assets at the facility will be accelerated so that they are fully depreciated by the closure date. In the fourth quarter of fiscal 2002, approximately $4.0 million of severance and additional pension costs related to the closure were recorded and reported as restructuring and other charges. Additional restructuring and other charges will be incurred in future periods as various aspects of the plan are implemented.

    In fiscal 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This statement eliminates the requirement to amortize indefinite-lived assets and goodwill. It also requires an initial impairment test on all indefinite-lived assets as of the date of adoption of this standard and impairment tests done at least annually thereafter. We completed our impairment analysis in the second quarter of 2002, taking into account additional guidance provided by EITF 02-07, "Unit of Measure for Testing Impairment of Indefinite-Lived Intangible Assets." As a result, a pre-tax impairment charge related to the value of tradenames in our German, French and United Kingdom consumer businesses of $29.8 million was recorded as of October 1, 2001. After income taxes, the net charge was $18.5 million which was recorded as a cumulative effect of a change in accounting principle. There was no goodwill impairment as of the date of adoption. For fiscal 2003, we completed the annual update of our impairment analysis in the first quarter and concluded that there was no impairment of indefinite-lived assets to record.

    Effective October 1, 2002, we elected to begin expensing prospectively the cost of grants of stock-based compensation awards to employees and Directors in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". We use the Black-Scholes valuation model to value stock-based compensation grants. The Company intends to continue to grant awards with a value of $10-12 million annually, in line with past practice. Most awards have a three-year vesting period. The annual expense for stock-based awards is expected to increase by approximately $4 million per year from fiscal 2003 through fiscal 2005 based on the vesting period and the prospective adoption of this accounting standard.

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

    - Reserves for product returns are based upon historical data and current program terms and conditions with our customers. Changes in economic conditions, regulatory actions or defective products could result in actual returns being materially different from the amounts provided for in our interim or annual results of operations.

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

RESULTS OF OPERATIONS

    The following table sets forth net sales by business segment for the three and six month periods ended March 29, 2003 and March 30, 2002:

                                                       FOR THE                    FOR THE
                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                MARCH 29,     MARCH 30,     MARCH 29,    MARCH 30,
                                                   2003          2002         2003         2002
                                                 --------      --------     --------     --------
                                                                   ($ MILLIONS)
               North American Consumer:
               Lawns.........................       264.4         223.8        292.7        250.7
               Gardening Products............    $  146.4      $  146.4     $  184.2     $  178.1
               Ortho.........................        68.1          66.6         85.9         83.4
               Canada........................        14.2          11.7         15.0         12.6
                                                 --------      --------     --------     --------
                      Total..................       493.1         448.5        577.8        524.8
               Scotts LawnService(R).........        11.5           7.4         26.8         16.1
               International Consumer........       108.2          87.3        151.4        127.4
               Global Professional...........        63.4          55.3        100.9         91.6
                                                 --------      --------     --------     --------
                      Consolidated...........    $  676.2      $  598.5     $  856.9     $  759.9
                                                 ========      ========     ========     ========

    The following table sets forth the components of income and expense as a percentage of net sales for the three and six month period ended March 29, 2003 and March 30, 2002:

                                                                   FOR THE                  FOR THE
                                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                            MARCH 29,   MARCH 30,    MARCH 29,    MARCH 30,
                                                              2003        2002         2003         2002
                                                              ----        ----         ----         ----
Net sales..............................................      100.0%      100.0%       100.0%       100.0%
Cost of sales..........................................       61.7        59.9         65.0         64.2
Restructuring and other charges........................        0.2           -          0.6          0.2
                                                             -----       -----        ------       -------
Gross profit...........................................       38.1        40.1         34.4         35.6
Commission earned (expense) from agency agreement, net.        0.6         0.4         (0.3)        (0.4)
Operating expenses:
    Advertising........................................        5.2         5.1          5.0          5.0
    Selling, general and administrative................       15.7        14.0         21.4         20.9
    Restructuring and other charges....................        0.4         0.1          0.5          0.2
Amortization of intangibles............................        0.3         0.3          0.5          0.5
Other expense (income), net............................       (0.4)       (0.3)        (0.4)        (0.5)
                                                             -----       -----        ------       -------
Income from operations.................................       17.7        21.3          7.1          9.1
Interest expense.......................................        2.8         3.6          4.1          5.3
                                                             -----       -----        ------       -------
Income before income taxes.............................       14.9        17.7          3.0          3.8
Income taxes...........................................        5.7         6.8          1.1          1.5
                                                             -----       -----        ------       -------
Net income before cumulative effect of accounting
    change.............................................        9.2        10.9          1.9          2.3
Cumulative effect of change in accounting for
    intangible assets, net of tax......................          -           -            -         (2.4)
                                                             -----       -----        ------       -------
Net income (loss)......................................        9.2%      10.9%          1.9%        (0.1%)
                                                             =====       =====        ======       =======

THREE MONTHS ENDED MARCH 29, 2003 COMPARED TO THREE MONTHS ENDED MARCH 30, 2002

    Net sales for the three months ended March 29, 2003 were $676.2 million, an increase of 13.0% from net sales for the three months ended March 30, 2002 of $598.5 million. $23.9 million of the increase was due to the impact of exchange rates on sales by our foreign entities resulting in a 9.0% increase in net sales primarily due to shipments. Price increases are not material to the discussion of net sales in total or by business segment for either fiscal period presented.

    North American Consumer segment net sales were $493.1 million in the second quarter of fiscal 2003, an increase of 9.9% over net sales for the second quarter of fiscal 2002 of $448.5 million. The Lawns business group had a strong quarter with sales of Miracle Gro(R) fertilizers, seed and durables leading the way to an 18.1% growth to net sales of $264.4 million in the second quarter of fiscal 2003 compared to net sales of $223.8 million in the second quarter of fiscal 2002. Sales of Gardening Products (growing media and garden fertilizers) and Ortho were flat between the second quarters of both fiscal years. The products sold by these business groups are oriented toward late spring gardening activities as compared to lawn products where seasonal demand starts in late winter to early spring. As retailers continue to emphasize inventory ordering and replenishment based on consumer take-away, our sales into the trade move closer to that consumer activity. Net sales in Canada increased 21.4% to $14.2 million in the second quarter of fiscal 2003 compared to $11.7 million in the second quarter of fiscal 2002. Excluding the effects of the stronger Canadian dollar, net sales increased 13.9% on new products and listings and increased support for the lawn and garden category at key retailers.

    Scotts LawnService(R) revenues increased 55.4% from $7.4 million in the second quarter of fiscal 2002 to $11.5 million in the first quarter of fiscal 2003. The growth in revenue reflects the growth in the business from acquisitions completed in fiscal 2002, and thus far in fiscal 2003, and the growth in customers from our marketing campaigns. The very late end to winter weather in the Midwest and Northeast hampered lawn service sales and treatment activities in the second quarter of fiscal 2003.

    Net sales for the International Consumer segment were $108.2 million in the second quarter of fiscal 2003, an increase of 23.9%, over net sales for the second quarter of fiscal 2002 of $87.3 million. Excluding the effects of exchange rates, net sales increased 4.3%.

    Net sales for the Global Professional segment were $63.4 million in the second quarter of fiscal 2003, an increase of 14.6% over net sales for the second quarter of fiscal 2002 of $55.3 million. Excluding the effects of exchange rates, net sales increased 4.4%.

    Gross profit was $257.9 million in the second quarter of fiscal 2003, an increase of $18.0 million from gross profit of $239.9 million in the second quarter of fiscal 2002. As a percentage of net sales, gross profit was 38.1% of net sales in the second quarter of fiscal 2003 compared to 40.1% in the second quarter of fiscal 2002. The decline in gross profit percentage was due to mix related to higher sales of lower margin lawns products (seeds, spreaders and certain fertilizers), the impact of a larger Scotts LawnService(R) business infrastructure during a seasonally low revenue quarter, and favorable manufacturing cost variances in the second quarter of fiscal 2002 which did not recur in the second quarter of fiscal 2003.

    The net commission earned from agency agreement in the second quarter of fiscal 2003 increased to $4.2 million compared to $2.6 million in the second quarter of fiscal 2002 even after an increase in the contribution payment due to Monsanto to $25 million in fiscal 2003 from $20 million in fiscal 2003 or $1.250 million each quarter. Roundup sales are off to a strong early season start, with worldwide net sales increasing over 25.0% from $83.9 million in the second quarter of fiscal 2002 to $105.4 million in the second quarter of fiscal 2003.

    Advertising expenses in the second quarter of fiscal 2003 were $34.9 million, an increase of 12.9% over the $30.9 million in the second quarter of fiscal 2002. As a percentage of net sales, advertising expense was 5.2% in the second quarter of fiscal 2003 compared to 5.1% in the second quarter of fiscal 2002. The Company intends to spend more aggressively on advertising in fiscal 2003, particularly in the second half of the fiscal year.

    Selling, general and administrative expenses ("S, G&A") in the second quarter of fiscal 2003 were $92.5 million compared to $75.2 million in the second quarter of fiscal 2002 excluding S,G&A for the lawn service business and restructuring and other charges. The increase in S,G&A costs is due to investments in systems projects such as SAP in Europe, Manugistics software in North America Supply Chain and branch operating/customer service software for the Scotts LawnService(R) business, the European integration initiative, new business development initiatives in North America, the cost of expensing stock-based compensatory awards, increased pension costs, and the effects of stronger foreign currencies converting results from our foreign operations into higher U.S. dollars in fiscal 2003 compared to fiscal 2002. S, G&A in the Scotts LawnService(R) business increased from $8.9 million in the second quarter of fiscal 2002 to $13.1 million in the second quarter of fiscal 2003 reflecting the increased number of locations added over the past year from acquisitions and branch openings and expansions. S, G&A related to restructuring activities increased from $0.4 million in fiscal 2002's second quarter to $2.4 million in fiscal 2003's second quarter due to the costs associated with the ongoing European integration initiatives which kicked off late in the fourth quarter of fiscal 2002.

    Other income was $2.4 million for the second quarter of fiscal 2003, compared to $1.9 million in the first quarter of fiscal 2002. The increase is due to the ongoing recognition of defined income from the April 2002 agreement for cessation of peat activities in the United Kingdom that is being recognized ratably over the related lease that expires in September 2004.

    For segment reporting purposes, earnings before interest, taxes and amortization ("EBITA") is used by management as the measure for income from operations in assessing performance. Segment performance for the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002 was as follows:

    - North American Consumer income from operations increased slightly from $124.7 million in fiscal 2002 to $125.6 million in fiscal 2003 due to higher sales in the fiscal 2003 period ($493.1 million compared to $448.5 million) and increased commission income from the Roundup agreement offset by lower gross margins and higher S,G&A expenses;

    - Scotts LawnService(R) reported higher net sales ($11.5 million compared to $7.4 million) but a larger loss from operations. As this highly seasonal business grows, it will have larger losses in the first and second quarters of the fiscal year due to seasonally low revenues and high fixed overhead costs. Conversely, the second half of the fiscal year is expected to provide higher revenues, margins and operating income;

    - International Consumer's operating income declined slightly to $15.1 million from $15.5 million due to restructuring charges of $2.2 million in fiscal 2003 offsetting the benefits from higher net sales and the favorable impact of foreign currency translation.

    - The Global Professional business showed an operating profit of $10.2 million in fiscal 2003 compared to income from operations of $9.2 million in fiscal 2002 due to the favorable impact of foreign currency translation on operating results.

    - The operating loss for the other/corporate segment increased from $11.7 million in the second quarter of fiscal 2002 to $16.1 million in the second quarter of fiscal 2003 due to higher costs related to the expensing of stock-based compensatory awards in fiscal 2003, higher pension costs, increased fringe benefit costs and systems related costs.

    Interest expense for the second quarter of fiscal 2003 was $18.7 million, a decrease of $2.9 million from interest expense for the second quarter of fiscal 2002 of $21.6 million. The decrease in interest expense was primarily due to lower interest rates and a reduction in average borrowings for the quarter as compared to the prior year. Average borrowings were $1,084.8 million in the three months ended March 29, 2003 compared to $1,128.8 million in the three months ended March 30, 2002. The weighted average interest rate for the three months ended March 29, 2003 on the portion of our Credit Agreement that has a variable rate was 5.06% compared to 5.931% for the three months ended March 30, 2002.

    Income tax expense in the second quarter of fiscal 2003 was $38.3 million, compared to $40.6 million in the second quarter of fiscal 2002. The effective tax rate for the second quarter of fiscal 2003 was 38.0% compared to 38.5% for the second quarter of fiscal 2002. The effective tax rate for fiscal 2002 was later adjusted to 38.0% by the end of fiscal 2002 and remains at that level in fiscal 2003.

    The Company reported net income of $62.5 million for the second quarter of fiscal 2003, compared to $65.0 million for the second quarter of fiscal 2002. In addition to the matters described above, stronger foreign currencies compared to the U.S. dollar in fiscal 2003 than in fiscal 2002 favorably impacted net income by $2.4 million in fiscal 2003's second quarter.

    Diluted earnings per share were $1.94 for the three months ended March 29, 2003 compared to $2.06 for the three months ended March 30, 2002. Average shares outstanding increased from 31.5 million at March 30, 2002 to

32.2 million at March 29, 2003 due to option and warrant exercises and grants of options and other stock-based compensatory awards during the intervening period.


SIX MONTHS ENDED MARCH 29, 2003 COMPARED TO SIX MONTHS ENDED MARCH 30, 2002

    Net sales for the six months ended March 29, 2003 were $856.9 million, an increase of 12.8% from net sales for the six months ended March 30, 2002 of $759.9 million. $30.4 million of the increase was due to the impact of exchange rates on sales by our foreign entities resulting in an 8.8% increase in net sales, primarily due to volume.

    Net sales in the second quarter of the fiscal year represent about 80% of the net sales for the year-to-date period and thus, many of the same factors that impacted results for the second quarter comparisons also pertain to the year-to-date comparisons of results of operations between fiscal years.

    Price increases are not material to the discussion of net sales in total or by business segment for either fiscal period presented.

    North American Consumer segment net sales were $577.8 million in the first half of fiscal 2003, an increase of 10.1% over net sales for the first half of fiscal 2002 of $524.8 million. Each business group in North America showed a net sales increase with the Lawns group up 16.8% due to strong early season sales of seed, durables and fertilizers. Gardening Products and Ortho products have a later season start than lawns products and thus, with retailers ordering on the basis of consumer take-away, more sell-in should be occurring later in the fiscal year.

    Scotts LawnService(R) revenues increased 66.5% from $16.1 million in the first half of fiscal 2002 to $26.8 million in the first half of fiscal 2003. The growth in revenue reflects the growth in the business from acquisitions completed in fiscal 2002 and thus far in fiscal 2003 and the growth in customers from our spring and fall marketing campaigns.

    Net sales for the International Consumer segment were $151.4 million in the first half of fiscal 2003, 18.8% higher than net sales for the first half of fiscal 2002. Excluding the effect of exchange rates, net sales increased by 1.7%. The increase in sales reflects favorable late Winter/early Spring weather throughout Europe in 2003.

    Net sales for the Global Professional segment were $100.9 million in the first half of fiscal 2003, or 10.2% higher than net sales for the first half of fiscal 2002. Excluding the effect of exchange rates, net sales rose 1.8%.

    Gross profit was $295.2 million in the first six months of fiscal 2003, an increase of $24.3 million from gross profit of $270.9 million in the first six months of fiscal 2002. As a percentage of net sales, gross profit was 34.4% of sales in the first half of fiscal 2003 compared to 35.6% in the first half of fiscal 2002. Excluding restructuring and other charges, the gross profit percentage was 35.0% in the first half of fiscal 2003 compared to 35.8% in the first half of fiscal 2002. The gross profit percentage declined due to a higher mix of sales of lower margin products from the lawns business and an unfavorable manufacturing cost comparison due to favorable price variances and purchasing rebates in fiscal 2002 that did not recur thus far in fiscal 2003.

    The net commission earned from agency agreement in the first half of fiscal 2003 represents net expense of $2.9 million compared to net expense of $3.3 million in the first half of fiscal 2002. The contribution payment due to Monsanto increased to $25 million in fiscal 2003 from $20 million in fiscal 2002. Excluding the additional $2.5 million of contribution expense recorded in the first six months of fiscal 2003, the net expense from the marketing agreement improved from $3.3 million in fiscal 2002 to $0.4 million in fiscal 2003, reflecting strong worldwide early season sales of Roundup.

    Advertising expenses in the first half of fiscal 2003 were $43.5 million, an increase of 14.4% over the $38.0 million in the first half of fiscal 2002. As a percentage of net sales, advertising expense was 5.0% in the first halves of fiscal 2003 and fiscal 2002.

    Selling, general and administrative expenses ("S, G&A") in the first half of fiscal 2003 were $187.8 million compared to $160.6 million in the first half of fiscal 2002. S,G&A for the Scotts Lawnservice(R) business increased from $14.7 million in the first half of fiscal 2002 to $23.1 million in the first half of fiscal 2003 reflecting the increased number of locations added over the past year from acquisitions and branch openings and expansions. S, G&A related to restructuring activities increased from $1.2 million in fiscal 2002's first six months to $4.3 million in fiscal 2003's first six months due to the costs associated with the ongoing European integration initiatives which kicked off late in the fourth quarter of fiscal 2002. SG&A for the other segments increased to $160.4 million in the first six months of fiscal 2003 from $144.7 million in the first six months of fiscal 2002 due to higher costs for fringe benefits, the expensing of stock options, systems projects and operating costs, investments in business development initiatives and the impact of higher foreign exchange conversion rates in fiscal 2003.

    Other income was $3.6 million for the first half of fiscal 2003, compared to $3.9 million in the first half of fiscal 2002. The decrease is due to the gain on sale of an idled growing media plant in Florida which occurred in the first quarter of fiscal 2002, offset in part by income from the cessation of peat extraction activities that is being recognized ratably through September 2004.

    For segment reporting purposes, earnings before interest, taxes and amortization ("EBITA") is used by management as the measure for income from operations in assessing performance. Segment performance for the first half of fiscal 2003 compared to the first half of fiscal 2002 was as follows:

    - North American Consumer income from operations increased from $95.3 million in fiscal 2002 to $96.9 million in fiscal 2003 due to higher sales in the fiscal 2003 period offset by lower margins and higher spending on S, G&A and trade programs and advertising;

    - Scotts LawnService(R) reported higher net sales ($26.8 million compared to $16.1 million) but a larger loss from operations of $1.7 million in fiscal 2003 compared to $10.1 million in fiscal 2002. As this highly seasonal business grows it will have larger losses in the first and second quarters of the fiscal year due to seasonally low revenues and high fixed overhead costs;

    - International Consumer's operating income increased to $12.0 million from $9.0 million on improved supply chain results and S,G&A savings offset by restructuring charges. Operating income also was impacted favorably $2.0 million by higher exchange rates on foreign currencies;

    - The Global Professional business showed a profit of $10.6 million in fiscal 2003 compared to income from operations of $9.0 million in fiscal 2002 due to improved supply chain results and the favorable impact of exchange rates on results from our operations outside the United States.

    - The operating loss for the other/corporate segment increased from $28.7 million in the first half of fiscal 2002 to $36.2 million in the first half of fiscal 2003 due to higher costs related to the expensing of stock-based compensatory awards in fiscal 2003, higher pension costs, increased fringe benefit costs, systems related costs and North American restructuring and other related activities.

    Interest expense for the first six months of fiscal 2003 was $35.2 million, a decrease of $5.0 million from interest expense for the six months of fiscal 2002 of $40.2 million. The decrease in interest expense was due to lower interest rates and lower average borrowings as compared to the prior year as a result of fiscal 2002's strong cash flows providing for a large cash carryover balance of nearly $100 million at September 30, 2002.

    Income tax expense in the first half of fiscal 2003 was $9.6 million compared with income tax expense for the first half of fiscal 2002 of $11.1 million. The estimated income tax rate for the first half of fiscal 2003 was 38.0% compared to 38.3% for the first half of fiscal 2002. The full year fiscal 2002 effective tax rate was 38.0% and remains at that level thus far in fiscal 2003.

    The Company reported income before cumulative effect of accounting changes of $15.7 million for the first six months of fiscal 2003, compared to $17.9 million for the first six months of fiscal 2002. After the charge of $29.8 million ($18.5 million, net of tax) for the impairment of tradenames in our German, French and United Kingdom businesses, net loss for the first six months of fiscal 2002 was $0.6 million, or $0.2 per share, compared to net income of $15.7 million or $0.49 per share for the first six months of fiscal 2003. Average shares outstanding were 29.0 million at March 30, 2002 and 32.1 million at March 29, 2003. Common stock equivalents were not included in the shares used for earnings per share calculations in the fiscal 2002 period due to their anti-dilutive effect in periods with net losses.

LIQUIDITY AND CAPITAL RESOURCES

    Cash used in operating activities was $380.6 million for the six months ended March 29, 2003 compared to $199.4 million for the six months ended March 30, 2002. The seasonal nature of our operations generally requires cash to fund significant increases in working capital (primarily inventory and accounts receivable) during the first half of the fiscal year. Cash used in operations in the first half of fiscal 2003 was greater than the first half of fiscal 2002 because of larger increases in accounts receivable and inventory during the fiscal period, partially offset by a corresponding increase in accounts payable. Receivables increased from March 2002 to March 2003 due to higher sales in March 2003 compared to March 2002, the affect of foreign exchange rates and reduced emphasis on customer anticipation payments in March 2003 than in the past. Inventories declined from $426.8 million at March 30, 2002 to $400.2 million at March 29, 2003. However, inventories at the beginning of fiscal 2003 were only $269.1 million compared to $368.4 million at the beginning of fiscal 2002. Thus, the seasonal buildup of inventory at the end of March required $131.1 million in funds in fiscal 2003 compared to only $58.3 million in fiscal 2002. Accounts payable was similarly affected by the increased production during the fiscal 2003 period as the comparable balances at the end of March 2003 and March 2002 were $292.8 million and $270.1 million respectively but the increase from the beginning of the respective fiscal years was $158.9 million in fiscal 2003 compared to $119.1 in fiscal 2002.

    Cash used in investing activities was $63.5 million for the first six months of fiscal 2003 compared to $41.4 million in the prior year period. Capital expenditures increased from $22.3 million in fiscal 2002 to $31.3 million in fiscal 2003 in line with higher projected spending on plant, equipment and technology systems in fiscal 2003. Scotts LawnService(R) completed 9 acquisitions costing $11.5 million thus far in fiscal 2003 compared to 16 acquisitions costing $9.2 million in the first half of fiscal 2002. Payments or seller notes were $27.0 million in fiscal 2003 compared to $16.0 in fiscal 2002 as the timing of actual payments for acquisitions and seller notes reflects the terms and conditions of the various acquisition agreements.

    Financing activities provided cash of $355.7 million for the six three months of fiscal 2003 compared to providing $262.1 million in the prior year period. The increase in cash from financing activities was primarily due to borrowings under our revolving credit facility to fund operations due to the seasonal buildup in working capital as noted above. In the first quarter of fiscal 2003, a mandatory prepayment of $24.4 million was made on the term loans under our revolving credit facility as required by the level of excess cash flow, as defined in the Credit Agreement, we achieved in fiscal 2002.

    Our primary sources of liquidity are funds generated by operations and borrowings under our Credit Agreement. The Credit Agreement initially provided for borrowings in the aggregate principal amount of $1.1 billion consisting of term loan facilities in the aggregate amount of $525 million and a revolving credit facility in the amount of $575 million. Due to paydowns on our term loans, the amount available under the term loan facilities has been reduced to approximately $347.9 million as of March 29, 2003. Also, as of March 29, 2003, approximately $11.5 million of the $575 million revolving credit facility is committed for letters of credit; the balance of approximately $563.5 million is available for use against which $372.0 million was outstanding at March 29, 2003.

    Total debt was $1,160.7 million as of March 29, 2003, an increase of $34.0 million compared with total debt at March 30, 2002 of $1,126.7 million. Nearly $60 million of the increase is due to the effects of foreign exchange rates on the portions of our borrowings denominated in foreign currencies. The decline in borrowings after adjusting for exchange rates is due to strong cash flow in fiscal 2002 providing a beginning of the year cash balance of nearly $100 million at October 1, 2002 compared to only $19.7 million at October 1, 2001.

    At March 29, 2003, we were in compliance with all debt covenants. The Credit Agreement contains covenants on interest coverage and leverage. The Credit Agreement and the Subordinated Note indenture also contain numerous negative covenants which we are also in compliance with thus far in fiscal 2003. There are no rating triggers in our Credit Agreement or the Subordinated Note indenture.

    Total cash was $12.3 million at March 29, 2003 a decline of $87.4 million from September 30, 2002 reflecting seasonal working capital needs.

    We did not repurchase any common shares for treasury in fiscal 2001 or fiscal 2002, or thus far in fiscal 2003. We have not paid dividends on the common shares in the past and presently do not plan to pay dividends on the common shares. We anticipate that cash will be retained and reinvested to support the growth of our business or to pay down indebtedness. The payment of future dividends, if any, on common shares will be determined by the Board of Directors of Scotts in light of conditions then existing, including our earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors.

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

    In July 2002, the Company's Board of Directors approved a plan designed to significantly improve the profitability of the International Consumer and Professional businesses. The plan includes implementation of an SAP platform throughout Europe, as well as efforts to optimize operations in the United Kingdom, France and Germany, including the creation of a global supply chain. We estimate that there will be a cash outlay of $50-$60 million, of which approximately 25% will be capital expenditures, to implement this plan fully over the next several years.

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

ENVIRONMENTAL MATTERS

    We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking action aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial position; however, there can be no assurance that the resolution of these matters will not materially affect future quarterly or annual operating results. Additional information on environmental matters affecting us is provided in Note 9 of the Notes to Condensed, Consolidated Financial Statements (unaudited) as of and for the three month and six month periods ended March 29, 2003 and in the fiscal 2002 Annual Report on Form 10-K under the "ITEM 1. BUSINESS - ENVIRONMENTAL AND REGULATORY CONSIDERATIONS" and "ITEM 3. LEGAL PROCEEDINGS" sections.

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

    We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facility in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

-   RESTRICTIVE COVENANTS MAY ADVERSELY AFFECT US.

    Our credit facility and the indenture governing our outstanding senior subordinated notes contain restrictive covenants that require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our Credit Agreement and/or our outstanding senior subordinated notes. Upon the occurrence of an event of default under our Credit Agreement and/or the senior subordinated notes, the lenders and/or noteholders could elect to declare the applicable outstanding indebtedness to be immediately due and payable and terminate all commitments to extend further credit. We cannot be sure that our lenders or the noteholders would waive a default or that we could pay the indebtedness in full if it were accelerated.

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

- THE NATURE OF CERTAIN OF OUR PRODUCTS AND OUR BUSINESS SUCCESS CONTRIBUTE TO THE RISK THAT THE COMPANY WILL BE SUBJECTED TO LAWSUITS.

    The nature of certain of our products and our business success contribute to the risk that the Company will be subjected to lawsuits. The following are among the factors that contribute to this litigation risk:

    - We manufacture and market a number of complex chemical products bearing our brand names, including fertilizers, growing media, herbicides and pesticides. There is a portion of the population that perceives all chemical products as potentially hazardous. This perception, regardless of its merits, enhances the risk that the Company will be subjected to product liability claims that allege harm from exposure to our products. Product liability claims are brought against the Company from time to time. The Company believes that none of the product liability claims of which it is aware are material either individually or in aggregate.

    - A third party vendor supplied contaminated vermiculite ore to the Company. Although our use of vermiculite ore from the contaminated source ended over twenty years ago, our relationship with this supplier enhances the risk that the Company will be subjected to personal injury and product liability claims relating to the use of vermiculite in some of our products. The Company believes that its finished products were contamination-free and that consumers were not exposed to contaminated products. Workers' compensation claims and third party invitee claims (such as claims by contractors and railroad workers) alleging injury from historical exposure on the Company's premises to this contaminated vermiculite are brought against the Company from time to time. The Company believes that none of the vermiculite related claims of which it is aware are material either individually or in aggregate.

    - We are a significant competitor in many of the markets in which we compete. Our success in our markets enhances the risk that the Company will be targeted by plaintiffs' lawyers, consumer groups, competitors and others asserting antitrust claims. Antitrust claims are brought against the Company from time to time. The Company believes that the antitrust claims of which it is aware are without merit.

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

    Please see Note 9 of the Notes to Condensed, Consolidated Financial Statements (unaudited) of the Company as of and for the three month and six months ended March 29, 2003 and Part II, Item 1 "Legal Proceedings" of this Form 10-Q for information concerning certain significant lawsuits and claims involving the Company.

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

    Kmart, one of our top customers, filed for bankruptcy relief under Chapter 11 of the bankruptcy code on January 22, 2002. Following such filing, and their successful obtaining of debtor-in-possession financing, we recommenced shipping products to Kmart, and we intend to continue shipping products to Kmart for the foreseeable future. Kmart emerged from its bankruptcy reorganization in April 2003. However, we are unable to assess at this time the impact changes in their business going forward may have on our future sales or earnings.

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

    ITEM 4. CONTROLS AND PROCEDURES

    Within 90 days of the date of filing of this Quarterly Report on Form 10-Q, an evaluation ("Evaluation") was performed under the supervision of, and with the participation of, the Registrant's management, including the Registrant's principal executive officer and principal financial officer, of the Registrant's disclosure controls and procedures. Based upon the Evaluation, the principal executive officer and principal financial officer concluded that:

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    SCOTTS V. UNITED INDUSTRIES, SOUTHERN DISTRICT OF FLORIDA

    On April 15, 2002, Scotts and OMS Investments, Inc., a subsidiary of Scotts that holds various Scotts intellectual property assets, filed a six count complaint against United Industries Corp. and Pursell Industries, Inc. -- now known as U.S. Fertilizer Corporation -- for acts of (1) federal trademark and trade dress infringement; (2) federal unfair competition; (3) federal dilution;
(4) common law trademark and trade dress infringement in violation of Florida law and other applicable law; (5) common law unfair competition in violation of Florida law and other applicable law; and (6) dilution in violation of Florida law and other applicable law. The claims against U.S. Fertilizer were subsequently resolved by a Settlement Agreement and Release dated February 6, 2003. In this Settlement Agreement and Release, U.S. Fertilizer acknowledged and agreed "that Scotts' trade dress as well the overall color designs and design layout that are utilized on the packaging of Scotts' TURF BUILDER(R) line as identified in the Civil Action (the `Turf Builder Trade Dress') are valid, protectable, and non-functional trade dress." U.S. Fertilizer is no longer a party to this action.

    Shortly after filing the original complaint in this matter, Scotts filed its motion for preliminary injunction, which motion sought an injunction enjoining United Industries, pending trial, from manufacturing, producing, shipping, distributing, advertising, promoting, displaying, selling or offering for sale products in the then current packaging for its Spectracide(R) No Odor Fire Ant Killer Ready-to-Use Dust product and from otherwise using any trademarks, trade dress, packaging, promotional materials or other items which incorporated or were confusingly similar to the trademarks and trade dress featured in Scotts' Ortho(R) Orthene(R) Fire Ant Killer product packaging. Despite finding that United had intentionally copied Scotts' trade dress, the trial court denied the motion for preliminary injunction. Scotts appealed, but the United States Court of Appeals for the Eleventh Circuit affirmed.

    On December 13, 2002, Scotts filed its amended complaint. The amended complaint contains the same causes of action as the original complaint, but asserts additional grounds in support of plaintiffs' claim that United has infringed and diluted plaintiffs' Miracle-Gro(R) trade dress. The amended complaint also revises certain of the allegations in the original complaint to conform to facts recently learned.

    United Industries subsequently filed its answer and counterclaim to the amended complaint. This answer and counterclaim is virtually identical to its original answer and counterclaim in that it seeks to cancel a specific Scotts' Miracle-Gro(R)and Design trademark registration (Reg. No. 2,139,929) and Scotts' pending Ortho(R) Orthene(R) Fire Ant Killer and Design trademark application (Serial No. 76/126,545). We believe that this counterclaim is without merit.

    On April 21, 2003, the parties mediated the matters. While several points of tentative agreement were reached, no settlement agreement has been reached or entered into.

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

    In this suit, Scotts seeks to ensure that it is able to exercise its right to receive a bona fide offer to acquire TechPac, and Scotts seeks to recover compensatory and punitive damages in an amount as yet undetermined for Aventis' and Starlink's interference with Scotts' right to receive such an offer. On October 4, 2002, Starlink filed a motion to dismiss the complaint on jurisdictional grounds. On December 17, 2002, Aventis filed a similar motion. Scotts has opposed these motions and intends to vigorously prosecute its claims against Aventis and Starlink. Discovery on jurisdictional issues is underway. A trial date has not been set.

OTHER

    During the first quarter of fiscal 2003, a fork lift accident occurred at Scotts' plant in Chino, California. The accident resulted in the death of a Scotts' associate. Scotts believes that workers' compensation insurance coverage is the family's exclusive remedy against Scotts and therefore does not currently anticipate any action by the family against Scotts. There is some risk, however, that claims will be made by the employee's family against third parties, in which case Scotts may become involved in the litigation. Scotts believes it has defenses to any attempt to add Scotts as a defendant, but there can be no guarantees at this point that the defense would be successful. As of May 9, 2003, we are not aware of any complaint that has been filed relating to the accident or any other action by the employee's family.

    We are involved in other lawsuits and claims which arise in the normal course of our business. In our opinion, these claims individually and in the aggregate are not expected to result in a material adverse effect on our results of operations, financial position or cash flows.

FOR ADDITIONAL INFORMATION ON MATERIAL LITIGATION, PLEASE SEE NOTE 9 OF THE NOTES TO THE COMPANY'S CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) AS OF AND FOR THE SIX MONTHS ENDED MARCH 29, 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

As part of the consideration for the Miracle-Gro merger, The Scotts Company issued Series B Warrants to purchase 977,786 common shares of The Scotts Company to Hagedorn Partnership, L.P. in May 1995. The exercise term for the Series B Warrants expires in November 2003.

Hagedorn Partnership, L.P. made the following exercises of Series B Warrants during The Scotts Company's second quarter of fiscal 2003, all of which were done on a cashless basis in accordance with the terms of the Series B Warrants:


              Series B Warrants                        Common Shares
Date          Exercised              Exercise Price    Received
----          -----------------      --------------    -------------

1/9/03        300,770                $25               152,549
1/10/03       278,662                $25               149,148
3/21/03        54,320                $25                28,028
3/24/03        50,000                $25                26,548

Series B Warrants to purchase 131,070 common shares of The Scotts Company remained outstanding as of the end of The Scotts Company's second quarter of fiscal 2003.


The Series B Warrants as well as the common shares issuable upon exercise of the Series B Warrants were registered pursuant to a Registration Statement on Form S-4 (Registration No. 33-57595) declared effective on March 15, 1995. If and to the extent that the Securities and Exchange Commission were to determine that such registration did not extend to the issuance of common shares of The Scotts Company upon exercise of the Series B Warrants, The Scotts Company may also be deemed to have issued the common shares in reliance upon the exemptions from registration provided in Section 4(2) and other related provisions of the Securities Act of 1933.

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

                            THE SCOTTS COMPANY

                            /s/Christopher L. Nagel
                            ---------------------------------------------------
                               Christopher L. Nagel
Date: May 12, 2003             Chief Financial Officer, Executive Vice
                               President of Finance,
                               (Duly Authorized Officer) (Principal Financial
                               Officer)

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

Date: May 12, 2003             /s/ James Hagedorn
                               ------------------------------------------------
                               James Hagedorn, President/
                               Chief Executive Officer/Chairman of the Board

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

Date: May 12, 2003                    /s/ Christopher L. Nagel
                                      -----------------------------------------
                                      Christopher L. Nagel, Executive Vice
                                      President and Chief Financial Officer

                               THE SCOTTS COMPANY
                          QUARTERLY REPORT ON FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED MARCH 29, 2003

                                INDEX TO EXHIBITS

EXHIBIT NO.                       DESCRIPTION                        LOCATION
----------- ------------------------------------------------------  ----------

   99.1     Certification pursuant to 18 U.S.C. Section 1350 as        *
            adopted pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002




*    Filed herewith.