Form 10-Q
period 2003-06-28
SCOTTS COMPANY
filed 2003-08-12
CIK 825542

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2003

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

           31,636,965                             OUTSTANDING AT AUGUST 1, 2003
Common Shares, voting, no par value


================================================================================

                       THE SCOTTS COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                              PAGE NO.
                                                                                              --------
PART I. FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Condensed, Consolidated Statements of Operations - Three and nine month
         periods ended June 28, 2003 and June 29, 2002....................................       3

         Condensed, Consolidated Statements of Cash Flows - Nine month
         periods ended June 28, 2003 and June 29, 2002....................................       4

         Condensed, Consolidated Balance Sheets - June 28, 2003,
         June 29, 2002 and September 30, 2002.............................................       5

         Notes to Condensed, Consolidated Financial Statements............................       6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations.......................................................................      27

Item 4.  Controls and Procedures..........................................................      40

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................................      41

Item 2.  Changes in Securities and Use of Proceeds........................................      42

Item 6.  Exhibits and Reports on Form 8-K.................................................      42

Signatures................................................................................      44

Index to Exhibits.........................................................................      45

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               THE SCOTTS COMPANY
                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (in millions except per share amounts)

                                                                                THREE MONTHS               NINE MONTHS
                                                                                   ENDED                      ENDED
                                                                           -----------------------     ---------------------
                                                                            JUNE 28,     JUNE 29,      JUNE 28,     JUNE 29,
                                                                              2003         2002          2003         2002
                                                                            --------     --------      --------     --------

Net sales..........................................................         $ 710.0       $ 689.0      $1,567.0     $1,449.0
Cost of sales......................................................           428.6         418.0         985.3        905.9
Restructuring and other charges....................................             0.6           0.4           5.7          1.5
                                                                            -------       -------       -------      -------
      Gross profit.................................................           280.8         270.6         576.0        541.6
Gross commission earned from marketing agreement...................            23.6          22.4          34.8         30.8
Costs associated with marketing agreement..........................             7.1           5.8          21.3         17.5
                                                                            -------       -------       -------      -------
Net commission earned from marketing agreement.....................            16.5          16.6          13.5         13.3
Operating expenses:
   Advertising.....................................................            38.1          30.6          81.7         68.6
   Selling, general and administrative.............................            85.0          77.4         243.8        222.2
   Selling, general and administrative - lawn service business.....            11.8           9.0          34.9         23.7
   Stock-based compensation........................................             1.6           -.-           3.1          -.-
   Restructuring and other charges.................................             1.2           0.6           5.5          1.8
   Amortization of intangibles.....................................             2.2           0.2           6.3          3.8
   Other income, net...............................................            (3.6)         (5.1)         (7.3)        (8.9)
                                                                            -------       -------       -------      -------
      Income from operations.......................................           161.0         174.5         221.5        243.7
Interest expense...................................................            18.2          18.7          53.4         58.8
                                                                            -------       -------       -------      -------
      Income before income taxes...................................           142.8         155.8         168.1        184.9
Income taxes.......................................................            51.6          60.0          61.2         71.2
                                                                            -------       -------       -------      -------
      Income before cumulative effect of accounting change.........            91.2          95.8         106.9        113.7
Cumulative effect of change in accounting for intangible
assets, net of tax.................................................               -             -             -        (18.5)
                                                                            -------       -------       -------      -------
      Net income...................................................         $  91.2       $  95.8       $ 106.9      $  95.2
                                                                            =======       =======       =======      =======
BASIC EARNINGS PER COMMON SHARE:
Weighted-average common shares outstanding during the
   period..........................................................            31.1          29.5          30.7         29.1
Basic earnings per common share:
   Before cumulative effect of accounting change...................         $  2.93       $  3.25       $  3.48      $  3.91
   Cumulative effect of change in accounting for intangible
      assets, net of tax...........................................               -             -             -        (0.64)
                                                                            -------       -------       -------      -------
   After cumulative effect of accounting change....................         $  2.93       $  3.25       $  3.48      $  3.27
                                                                            =======       =======       =======      =======
DILUTED EARNINGS PER COMMON SHARE:
Weighted-average common shares outstanding during the
   period..........................................................            32.4          31.8          32.1         31.6
Diluted earnings per common share:
   Before cumulative effect of accounting change...................         $  2.81       $  3.02       $  3.33      $  3.60
   Cumulative effect of change in accounting for intangible
      assets, net of tax...........................................               -             -             -        (0.59)
                                                                            -------       -------       -------      -------
After cumulative effect of accounting change.......................         $  2.81       $  3.02       $  3.33      $  3.01
                                                                            =======       =======       =======      =======

            See notes to condensed, consolidated financial statements

                               THE SCOTTS COMPANY
                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (in millions)

                                                                                        NINE MONTHS ENDED
                                                                                     ------------------------
                                                                                     JUNE 28,        JUNE 29,
                                                                                       2003            2002
                                                                                     --------        --------
     CASH FLOWS FROM OPERATING ACTIVITIES
     Net income..............................................................         $ 106.9         $  95.2
     Adjustments to reconcile net income to net cash provided by operating activities:
        Cumulative effect of change in accounting for intangible assets......               -            29.8
        Stock-based compensation expense.....................................             3.1               -
        Depreciation.........................................................            28.7            26.0
        Amortization.........................................................             8.8             6.3
        Deferred taxes.......................................................             3.0           (10.8)
        Changes in assets and liabilities, net of acquired businesses:
           Accounts receivable...............................................          (271.3)         (214.3)
           Inventories.......................................................           (53.7)           66.5
           Prepaid and other current assets..................................            (7.2)          (11.1)
           Accounts payable..................................................           121.4            46.4
           Accrued taxes and liabilities.....................................            96.8           127.4
           Restructuring reserves............................................            (7.1)          (28.0)
           Other assets......................................................             3.5            (1.6)
           Other liabilities.................................................             0.5            16.4
        Other, net...........................................................             8.7             5.0
                                                                                      -------         -------
           Net cash provided by operating activities.........................            42.1           153.2
                                                                                      -------         -------
     CASH FLOWS FROM INVESTING ACTIVITIES
        Investment in property, plant and equipment..........................           (40.8)          (33.9)
        Investment in acquired businesses, net of cash acquired..............           (11.1)           (4.0)
        Payments on seller notes.............................................           (31.6)          (28.7)
                                                                                      -------         -------
           Net cash used in investing activities.............................           (83.5)          (66.6)
                                                                                      -------         -------
     CASH FLOWS FROM FINANCING ACTIVITIES
        Net borrowings under revolving and bank lines of credit..............            (2.0)          (94.1)
        Issuance of 8 5/8% senior subordinated notes, net of issuance costs                 -            70.2
        Gross repayments under term loans....................................           (17.5)          (23.3)
        Financing and issuance fees..........................................            (0.5)           (1.9)
        Cash received from the exercise of stock options.....................            15.5            19.0
                                                                                      -------         -------
           Net cash used in financing activities.............................            (4.5)          (30.1)
     Effect of exchange rate changes on cash.................................             2.8             1.2
                                                                                      -------         -------
     Net increase (decrease) in cash.........................................           (43.1)           57.7
     Cash and cash equivalents at beginning of period........................            99.7            18.7
                                                                                      -------         -------
     Cash and cash equivalents at end of period..............................         $  56.6         $  76.4
                                                                                      =======         =======

            See notes to condensed, consolidated financial statements

                               THE SCOTTS COMPANY
                     CONDENSED, CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                                                 UNAUDITED
                                                                         --------------------------
                                                                           JUNE 28,        JUNE 29,     SEPTEMBER 30,
                                                                             2003            2002            2002
                                                                          --------        --------      -------------
                               ASSETS
Current assets:
   Cash and cash equivalents.....................................         $   56.6       $    76.4         $    99.7
   Accounts receivable, less allowances of $26.5,
      $24.6 and $33.2, respectively..............................            521.5           435.1             249.9
   Inventories, net..............................................            323.3           301.9             269.1
   Current deferred tax asset....................................             77.7            52.1              74.6
   Prepaid and other assets......................................             44.0            45.2              36.8
                                                                          --------       ---------         ---------
      Total current assets.......................................          1,023.1           910.7             730.1
Property, plant and equipment, net...............................            341.4           317.1             329.2
Goodwill and intangible assets, net..............................            819.2           765.3             791.7
Other assets.....................................................             45.4            77.0              50.4
                                                                          --------       ---------         ---------
      Total assets...............................................         $2,229.1       $ 2,070.1         $ 1,901.4
                                                                          ========       =========         =========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of debt.......................................         $   60.7       $    68.8         $    98.2
   Accounts payable..............................................            255.3           197.4             134.0
   Accrued liabilities...........................................            227.4           231.5             206.4
   Accrued taxes.................................................             82.5            91.8              13.2
                                                                          --------       ---------         ---------
      Total current liabilities..................................            625.9           589.5             451.8
Long-term debt...................................................            754.9           767.2             731.2
Other liabilities................................................            131.0            91.6             124.5
                                                                          --------       ---------         ---------
      Total liabilities..........................................          1,511.8         1,448.3           1,307.5
                                                                          --------       ---------         ---------

Commitments and contingencies (Note 9)

Shareholders' equity:
   Common Shares, no par value per share,
      $.01 stated value per share, 31.6, 31.3 and 31.3 shares issued,
      respectively...............................................              0.3             0.3               0.3
   Capital in excess of par value................................            376.6           402.0             398.6
   Retained earnings.............................................            401.7           307.5             294.8
   Treasury stock................................................             (1.2)          (54.6)            (41.8)
   Accumulated other comprehensive loss..........................            (60.1)          (33.4)            (58.0)
                                                                          --------       ---------         ---------
      Total shareholders' equity.................................            717.3           621.8             593.9
                                                                          --------       ---------         ---------
      Total liabilities and shareholders' equity.................         $2,229.1       $ 2,070.1         $ 1,901.4
                                                                          ========       =========         =========

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

    BASIS OF PRESENTATION

    The condensed, consolidated balance sheets as of June 28, 2003 and June 29, 2002, and the related condensed, consolidated statements of operations for the three and nine month periods then ended and condensed, consolidated statements of cash flows for the nine month periods then ended, are unaudited; however, in the opinion of management, such financial statements contain all adjustments necessary for the fair presentation of the Company's financial position, results of operations and cash flows. Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the financial statements and accompanying notes in The Scotts Company's fiscal 2002 Annual Report on Form 10-K.

    REVENUE RECOGNITION

    Revenue is recognized when products are shipped and title and risk of loss have transferred to the customer. Provisions for estimated returns and allowances are recorded at the time of shipment based on historical rates of returns applied as a percentage of sales. Scotts LawnService(R) revenues are recognized at the time service is provided to the customer.

    PROMOTIONAL ALLOWANCES

    The Company promotes its branded products through cooperative advertising programs with retailers. Retailers are also offered in-store promotional allowances and rebates based on sales volumes. Certain products are also promoted with direct consumer rebate programs. Promotion costs (including allowances and rebates) incurred during the year are expensed to interim periods in relation to revenues and are recorded as a reduction of net sales. Costs accrued at June 28, 2002, June 29, 2002 and September 30, 2002 are $90.0 million, $66.9 million and $63.0 million, respectively.

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

    Scotts LawnService(R) promotes its service offerings through direct response mail campaigns. The external costs associated with these campaigns are deferred and recognized ratably in proportion to revenues as advertising costs over a period not in excess of one year. The costs deferred at June 28, 2003, June 29, 2002 and September 30, 2002 are $2.0 million, $1.7 million and $0.9 million, respectively.

    STOCK-BASED COMPENSATION AWARDS

    In July 2002, the Company announced that it would begin expensing prospective grants of employee stock based compensation awards beginning in fiscal 2003 in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The fair value of future awards will be expensed ratably over the vesting period, which has historically been three years, except for grants to Directors, which have a six month vesting period.

    In fiscal 2003, the Company granted 382,000 options to officers and other key employees, 63,000 options to members of the Board of Directors and 259,000 stock appreciation rights to executive officers. The exercise price for the option awards and the stated price for the stock appreciation rights awards were determined by the closing price of the Company's common shares on the date of grant. The related compensation expense recorded in the three and nine month periods ended June 28, 2003 was $1.6 million and $3.1 million, respectively.

    The Black-Scholes value of options granted in fiscal 2001 and fiscal 2002 was $10.0 million and $10.7 million, respectively. The value of all stock-based compensation grants awarded during the first nine months of fiscal 2003 is $13.1 million. Had compensation expense been recognized for the periods ended June 28, 2003 and June 29, 2002 in accordance with the recognition provisions of SFAS No. 123, the Company would have recorded net income and net income per share as follows:

                                                     THREE MONTHS ENDED                       NINE MONTHS ENDED
                                               -----------------------------           -----------------------------
                                               JUNE 28,            JUNE 29,            JUNE 28,            JUNE 29,
                                                 2003                2002                2003                2002
                                                 ----                ----                ----                ----
                                                                ($ MILLIONS EXCEPT PER SHARE DATA)
  Net income...............................    $ 91.2              $ 95.8              $106.9             $  95.2
  Stock-based compensation, net of tax.....       1.0                 1.2                 3.1                 3.7
                                               ------              ------              ------             -------
  Net income as adjusted...................    $ 90.2              $ 94.6              $103.8             $  91.5
                                               ======              ======              ======             =======
  Adjusted net income per share:
      Basic................................    $ 2.90              $ 3.21              $ 3.38             $  3.14
      Diluted..............................    $ 2.78              $ 2.98              $ 3.23             $  2.90

    The pro forma amounts shown above are not necessarily representative of the impact on net income in future periods.

    Prior to fiscal 2003, the Company accounted for stock options under APB 25, "Accounting for Stock Issued to Employees" and, as allowable, adopted only the disclosure provisions of SFAS No. 123.

    LONG-LIVED ASSETS

    Property, plant and equipment, including significant improvements, are stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost of the assets and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in results of operations.

    Interest is capitalized on capital projects with significant cost and duration. The Company capitalized $0.3 million and $1.3 million of interest costs during the three and nine month periods ended June 28, 2003 compared to $0.1 million and $0.8 million during the three and nine month periods ended June 29, 2002.

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

2.  DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS

    Inventories, net of provisions for slow moving and obsolete inventory of $24.3 million, $26.2 million, and $25.9 million, respectively, consisted of:

                                                                    JUNE 28,         JUNE 29,      SEPTEMBER 30,
                                                                      2003             2002            2002
                                                                    --------         --------      -------------
                                                                                  ($ MILLIONS)

         INVENTORIES
         Finished goods......................................       $   247.9        $   228.7       $   196.6
         Raw materials.......................................            75.4             73.2            72.5
                                                                    ---------        ---------       ---------
         Total...............................................           323.3            301.9           269.1
                                                                    =========        =========       =========



                                                                    JUNE 28,         JUNE 29,      SEPTEMBER 30,
                                                                      2003             2002            2002
                                                                    --------         --------      -------------
                                                                                  ($ MILLIONS)
         PROPERTY, PLANT AND EQUIPMENT, NET:
         Land and improvements...............................       $    37.3        $    35.9       $    38.0
         Buildings...........................................           123.1            107.4           120.9
         Machinery and equipment.............................           313.6            251.6           289.9
         Furniture and fixtures..............................            35.0             32.7            33.1
         Software............................................            61.5             46.0            47.6
         Construction in progress............................            43.3             81.6            45.7
         Less: accumulated depreciation......................          (272.4)          (238.1)         (246.0)
                                                                    ----------       ---------       ---------
         Total...............................................       $   341.4        $   317.1       $   329.2
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

    The Company's conclusion is not free from challenge and, in fact, would likely be challenged if the Company were to terminate the agreement. If it were determined that, upon termination, the Company must pay any remaining deferred contribution amounts and related per annum charges, the resulting charge to earnings could have a material impact on the Company's results of operations and financial position. At June 28, 2003, contribution payments and related per annum charges of approximately $49.5 million had been deferred under the agreement. This amount is considered a contingent obligation and has not been reflected in the financial statements as of and for the year then ended.

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

4.  RESTRUCTURING AND OTHER CHARGES

    FISCAL 2003 CHARGES

    During the three and nine month periods ended June 28, 2003, the Company recorded $1.8 million and $11.2 million of restructuring and other charges, respectively.

    Costs of $5.0 million for warehouse lease buyouts and relocation of inventory associated with exiting certain warehouses in North America, and $0.7 million of accelerated depreciation for the Bramford, England facility, were included in cost of sales. Severance and consulting costs of $3.9 million for the continued European integration efforts that began in the fourth quarter of fiscal 2002, and $1.6 million of administrative facility exit costs in North America were charged to selling, general and administrative expense.

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

    The following is a rollforward of the cash portion of the restructuring and other charges accrued in fiscal 2001, 2002 and thus far in fiscal 2003. The balances remaining at June 28, 2003 are included in accrued liabilities and other long-term liabilities in the condensed, consolidated balance sheets. The portion classified as other long-term liabilities is future lease obligations that extend beyond one year.

                                                             BALANCE                                BALANCE
                                                          SEPTEMBER 30,                             JUNE 28,
            DESCRIPTION         TYPE   CLASSIFICATION         2002            PAYMENT    OTHER        2003
            -----------         ----   --------------     -------------       -------    -----      --------
                                                          ($ MILLIONS)
        Severance............  Cash         SG&A            $   6.8            $ (5.4)    $ 0.1       $ 1.5
        Facility exit costs..  Cash         SG&A                3.5              (2.2)      -.-         1.3
        Other related costs..  Cash         SG&A                1.7              (1.3)      1.3         1.7
                                                            -------            -------    -----       -----
            Total cash...                                   $  12.0            $ (8.9)    $ 1.4       $ 4.5
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

    In the first quarter of fiscal 2003, the Company completed its annual impairment analysis and determined that a charge for annual impairment was not required at that time.

    The following table presents goodwill and intangible assets as of the end of each period presented.

                                                              JUNE 28, 2003                        JUNE 29, 2002
                                                              -------------                        -------------
                                        WEIGHTED     GROSS                      NET       GROSS                      NET
                                         AVERAGE   CARRYING    ACCUMULATED   CARRYING   CARRYING    ACCUMULATED   CARRYING
                                          LIFE      AMOUNT    AMORTIZATION    AMOUNT     AMOUNT    AMORTIZATION    AMOUNT
                                          ----      ------    ------------    ------     ------    ------------    ------
                                                              ($ MILLIONS)
 Amortized Intangible Assets:
 Technology..........................      21       $66.3       $(21.8)      $ 44.5      $62.1       $(18.0)       $ 44.1
 Customer accounts...................       7        39.7         (5.4)        34.3       27.7         (3.2)         24.5
 Tradenames..........................      16        11.3         (2.8)         8.5       11.3         (2.1)          9.2
 Other...............................      36        53.1        (36.9)        16.2       49.9        (33.4)         16.5
                                                                             ------                                ------
  Total amortized intangible
   assets, net.......................                                         103.5                                  94.3
 Unamortized Intangible Assets:
  Tradenames.........................                                         319.1                                 315.7
  Other..............................                                           3.2                                   3.1
                                                                             ------                                ------
   Total intangible assets, net......                                         425.8                                 413.1
  Goodwill...........................                                         393.4                                 352.2
                                                                             ------                                ------
   Total goodwill and intangible
    assets, net......................                                        $819.2                                $765.3
                                                                             ======                                ======


                                                              SEPTEMBER 30, 2002
                                                         -----------------------------
                                                           GROSS                               NET
                                                         CARRYING         ACCUMULATED       CARRYING
                                                          AMOUNT          AMORTIZATION       AMOUNT
                                                          ------          ------------       ------
     Amortized Intangible Assets:
       Technology....................................     $ 61.9            $ (18.8)         $ 43.1
       Customer accounts.............................       33.2               (3.5)           29.7
       Tradenames....................................       11.3               (2.3)            9.0
       Other.........................................       50.6              (34.0)           16.6
                                                                                             ------
         Total amortized intangible assets, net......                                          98.4
     Unamortized Intangible Assets:
       Tradenames....................................                                         312.7
       Other.........................................                                           3.1
                                                                                             ------
         Total intangible assets, net................                                         414.2
       Goodwill......................................                                         377.5
                                                                                             ------
         Total goodwill and intangible assets, net...                                        $791.7
                                                                                             ======


    The changes to the net carrying value of goodwill by segment for the nine months ended June 28, 2003 are as follows (in millions):

                                          N.A.             SCOTTS           INTERNATIONAL        GLOBAL
                                        CONSUMER       LAWNSERVICE(R)         CONSUMER        PROFESSIONAL      TOTAL
                                      ------------  -------------------  ------------------ ----------------  -------
Balance as of September 30, 2002         $ 178.3           $ 68.5              $  78.2            $ 52.5      $  377.5
Increases due to acquisitions                0.8             13.9                                                 14.7
Reduction of final purchase price           (5.1)                                                                 (5.1)
  for previous acquisition
Other (reclassifications and
  cumulative translation)                   (0.1)                                  6.4                             6.3
                                         -------           ------              -------            ------      --------
Balance as of June 28, 2003              $ 173.9           $ 82.4              $  84.6            $ 52.5      $  393.4
                                         =======           ======              =======            ======      ========

    Estimated amortization expense for the intangible assets existing as of June 28, 2003 for the remainder of fiscal year ending September 30, 2003 is $2.4 million.

    Estimated future amortization expense for the intangible assets existing as of June 28, 2003 is as follows (in millions)

        YEAR ENDING
       SEPTEMBER 30,
       -------------
    2004..........................................................        $  7.5
    2005..........................................................           7.4
    2006..........................................................           7.4
    2007..........................................................           7.4
    2008..........................................................           7.4


6.  LONG-TERM DEBT

                                                 JUNE 28,            JUNE 29,         SEPTEMBER 30,
                                                   2003                2002               2002
                                                 --------            --------         -------------
                                                                   ($ MILLIONS)
  Revolving loans under credit facility......    $    37.0            $    0.3          $    --
  Term loans under credit facility...........        344.2               383.4            375.5
  Senior subordinated notes..................        392.8               391.5            391.8
  Notes due to sellers.......................         21.1                38.7             43.4
  Foreign bank borrowings and term loans.....         10.1                10.7              7.0
  Capital lease obligations and other........         10.4                11.4             11.7
                                                 ---------            --------          -------
                                                     815.6               836.0            829.4
  Less current portions......................         60.7                68.8             98.2
                                                 ---------            --------          -------
                                                 $   754.9            $  767.2          $ 731.2
                                                 =========            ========          =======

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

    Spreads on rates and commitment fees under the Credit Agreement vary according to the Company's leverage ratios and interest rates also vary within tranches. The weighted-average interest rate on the Company's borrowings under the revolving credit facility for the nine months ended June 28, 2003 and June 29, 2002 was 4.78% and 5.62%, respectively.

    Financial covenants include interest coverage and net leverage ratios. Other covenants include limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sale of assets, leases, dividends, capital expenditures, and investments. The Scotts Company and all of its domestic subsidiaries pledged substantially all of their personal, real and intellectual property assets as collateral for the borrowings under the Credit Agreement. The Scotts Company and its subsidiaries also pledged the stock in foreign subsidiaries that borrow under the Credit Agreement. At June 28, 2003, the Company is in compliance with all applicable affirmative and negative covenants.

    The term loan facilities under the Credit Agreement consist of two tranches. The Tranche A Term Loan Facility consists of three sub-tranches of Euros and British Pounds Sterling in the aggregate principal amount of $265 million which are to be repaid quarterly over a 6 1/2 year period ending June 30, 2005. The Tranche B Term Loan Facility has an aggregate principal amount of $260 million and is to be repaid quarterly over a 6 1/2 year period ending December 31, 2007. At June 28, 2003, the outstanding balances of the Tranche A and Tranche B Term Loan Facilities are $103.2 and $241.0, respectively. Minimum required repayments by fiscal years are as follows:

                       FOR THE REMAINDER                FOR THE FISCAL YEARS ENDING
                        OF FISCAL YEAR                         SEPTEMBER 30,
                   ENDING SEPTEMBER 30, 2003     2004    2005      2006     2007      2008
                   -------------------------     ----    ----      ----     ----      ----
                                                ($ MILLIONS)
    Tranche A               $18.5                $37.1  $47.6    $  -    $    -      $   -
    Tranche B                 0.5                  0.9    0.9     0.9     178.4       59.4

    These future payments are presented at foreign exchange rates in effect at June 28, 2003.

    The term loan facilities have a variable interest rate, which was 3.77% at June 28, 2003.

    Approximately $17.3 million of financing costs associated with the Credit Agreement have been deferred and are being amortized over a period which ends June 30, 2005. The unamortized balance at June 28, 2003, was $6.5 million.

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

    In conjunction with past acquisitions, notes were issued for certain portions of the total purchase price that are to be paid in future periods. The present value of the remaining note payments is $21.1 million of which $14.8 million pertains to lawn service business acquisitions. The Company is imputing interest on the notes using the stated interest rate or an interest rate prevalent for similar instruments at the time of acquisition for non-interest bearing notes.

    Foreign notes of $6.0 million issued on December 12, 1997, have an 8-year term and bear interest at 1% below LIBOR. The remaining principal balance of these loans at June 28, 2003 and June 29, 2002 was $0.6 million and $2.7 million, respectively. The loans are denominated in British Pounds Sterling and can be redeemed, on demand, by the note holder. The foreign bank borrowings of $9.5 million at June 28, 2003 and $8.0 million at June 29, 2002 represent lines of credit for foreign operations and are primarily denominated in Euros.

7.  EARNINGS PER COMMON SHARE

    The following table presents information necessary to calculate basic and diluted earnings per common share. Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common share outstanding. Options to purchase 0.3 million shares of common stock for the nine month period ended June 28, 2003, and 0.1 and 0.1 million shares for the three and nine month periods ended June 29, 2002 respectively were not included in the computation of diluted earnings per common share. These options were excluded from the calculation because the exercise price of these options was greater than the average market price of the common shares in the respective periods, and therefore, they were antidilutive.

                                                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                  JUNE 28,     JUNE 29,    JUNE 28,     JUNE 29,
                                                                                    2003         2002        2003         2002
                                                                                    ----         ----        ----         ----
                                                                                       ($ MILLIONS, EXCEPT PER SHARE DATA)
NET INCOME:
Income before cumulative effect of accounting change............................  $    91.2    $   95.8     $  106.9    $  113.7
Cumulative effect of change in accounting for intangible assets, net of tax.....        -.-         -.-          -.-       (18.5)
                                                                                  ---------    --------     --------    --------
Net income.....................................................................   $    91.2    $   95.8     $  106.9    $   95.2
                                                                                  =========    ========     ========    ========

BASIC EARNINGS PER COMMON SHARE:
Weighted-average common shares outstanding during the period....................       31.1        29.5         30.7        29.1
Basic income per common share:
   Before cumulative effect of accounting change................................  $    2.93    $   3.25     $   3.48    $   3.91
   Cumulative effect of change in accounting for intangible assets, net of tax..        -.-         -.-          -.-       (0.64)
                                                                                  ---------    --------     --------    --------
   After cumulative effect of accounting change.................................  $    2.93    $   3.25     $   3.48    $   3.27
                                                                                  =========    ========     ========    ========

DILUTED EARNINGS PER COMMON SHARE:
Weighted-average common shares outstanding during the period....................       31.1        29.5         30.7        29.1
Potential common shares:
   Assuming exercise of options.................................................        0.9         0.9          1.0         1.2
   Assuming exercise of warrants................................................        0.4         1.4          0.4         1.3
                                                                                  ---------    --------     --------    --------
Weighted-average number of common shares outstanding
   and dilutive potential common shares                                                32.4        31.8         32.1        31.6
Diluted income per common share:
   Before cumulative effect of accounting change................................  $    2.81    $   3.02     $   3.33    $   3.60
   Cumulative effect of change in accounting for intangible assets, net of tax..        -.-         -.-          -.-       (0.59)
                                                                                  ---------    --------     --------    --------
   After cumulative effect of accounting change.................................  $    2.81    $   3.02     $   3.33    $   3.01
                                                                                  =========    ========     ========    ========


8.  STATEMENT OF COMPREHENSIVE INCOME

    The components of other comprehensive income and total comprehensive income for the three and nine month periods ended June 28, 2003 and June 29, 2002 are as follows:

                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                JUNE 28,      JUNE 29        JUNE 28        JUNE 29
                                                                  2003          2002          2003            2002
                                                                  ----          ----          ----            ----
                                                                                    ($ MILLIONS)
             Net income......................................     $   91.2      $   95.8     $  106.9        $   95.2
             Other comprehensive income (expense):
             Foreign currency translation adjustments........         (2.0)          1.7         (2.6)            1.6
             Change in valuation of derivative instruments...          0.2          (1.3)         0.5            (0.3)
                                                                  ---------     ---------    --------        ---------
             Comprehensive income............................     $   89.4      $   96.2     $  104.8        $   96.5
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

    ENVIRONMENTAL MATTERS

    In June 1997, the Ohio Environmental Protection Agency ("Ohio EPA") initiated an enforcement action against us with respect to alleged surface water violations and inadequate treatment capabilities at our Marysville facility and sought corrective action under the federal Resource Conservation Recovery Act. The action relates to several discontinued on-site disposal areas which date back to the early operations of the Marysville facility that we had already been assessing voluntarily. Since initiation of the action, the Company was able to negotiate an amicable resolution of these issues. On December 3, 2001, an agreed judicial Consent Order was submitted to the Union County Common Pleas Court and was entered by the court on January 25, 2002. We are continuing our remediation activities with the knowledge and oversight of the Ohio EPA.

    We are negotiating with the Philadelphia District of the U.S. Army Corps of Engineers ("Corps") regarding the terms of site remediation and the resolution of the Corps' civil penalty demand in connection with our prior peat harvesting operations at our Lafayette, New Jersey facility. A New Jersey Site Recovery ACT (ISRA) investigation has been conducted for the non-wetlands portion of the Layfayette property. The investigation is still in progress in order to obtain a No Further Action (NFA) determination for the wetlands portion of the property. A NFA has been granted for the non-wetlands areas.

    We are also addressing remediation concerns raised by the Environment Agency of the United Kingdom with respect to emissions to air and groundwater at our Bramford (Suffolk), United Kingdom facility.

    The Company has determined that building materials at certain manufacturing facilities in the United Kingdom contain asbestos which may require removal in the future.

    At June 28, 2003, $3.9 million, which is our estimate of the probable costs to be incurred, is accrued for the environmental matters described herein. The accrual is for future costs for site remediation. The significant portion of the costs accrued as of June 28, 2003 are expected to be paid in fiscal 2003 and 2004; however, payments could be made for a period thereafter.

    We believe that the amounts accrued as of June 28, 2003 are adequate to cover known environmental exposures based on current facts and estimates of likely outcome. However, the adequacy of these accruals is based on several significant assumptions:

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

    Pending material legal proceedings are as follows:

    AGREVO ENVIRONMENTAL HEALTH, INC.

    On June 3, 1999, AgrEvo Environmental Health, Inc. ("AgrEvo") (which subsequently changed its name to Aventis Environmental Health Science USA
    LP) filed a complaint in the U.S. District Court for the Southern District of New York ("the New York Action"), against Scotts, a subsidiary of Scotts and Monsanto seeking damages and injunctive relief for alleged antitrust violations and breach of contract by Scotts and its subsidiary and antitrust violations and tortious interference with contract by Monsanto. Scotts purchased a consumer herbicide business from AgrEvo in May 1998. AgrEvo claims in the suit that Scotts' subsequent agreement to become Monsanto's exclusive sales and marketing agent for Monsanto's consumer Roundup(R) business violated the federal antitrust laws. AgrEvo contends that Monsanto attempted to or did monopolize the market for non-selective herbicides and conspired with Scotts to eliminate the herbicide Scotts previously purchased from AgrEvo, which competed with Monsanto's Roundup(R). AgrEvo also contends that Scotts' execution of various agreements with Monsanto, including the Roundup(R) marketing agreement, as well as Scotts' subsequent actions, violated agreements between AgrEvo and Scotts.

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

    On January 10, 2003, Scotts filed a supplemental counterclaim against AgrEvo for breach of contract. Scotts alleges that AgrEvo owes Scotts for amounts that Scotts overpaid to AgrEvo. Scotts' counterclaim is now part of the underlying litigation.

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

    Central Garden filed counterclaims including allegations that Scotts and Central Garden had entered into an oral agreement in April 1998 whereby Scotts would allegedly share with Central Garden the benefits and liabilities of any future business integration between Scotts and Pharmacia Corporation (formerly Monsanto). The court dismissed a number of Central Garden's counterclaims as well as Scotts' claims that Central Garden breached other duties owed to Scotts. On April 22, 2002, a jury returned a verdict in favor of Scotts of $22.5 million and for Central Garden on its remaining counterclaims in an amount of approximately $12.1 million. Various post-trial motions were filed. As a result of those motions, the trial court has reduced Central Garden's verdict by $750,000, denied Central Garden's motion for a new trial on two of its counterclaims and granted the parties pre-judgment interest on their respective verdicts.

    Two counterclaims that the court permitted Central Garden to add on the eve of trial also remain pending. In these counterclaims, Central Garden seeks damages in an unspecified amount for Scotts' alleged breach of contract and conversion with respect to certain inventory held by Central Garden's subagents and subdistributors. Scotts has moved for summary judgment on these claims. Pending resolution of the summary judgment motions, a trial date of October 6, 2003 has been set on these remaining claims.

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

    U.S. HORTICULTURAL SUPPLY, INC. (F/K/A E.C. GEIGER, INC.) V. SCOTTS, EASTERN DISTRICT OF PENNSYLVANIA

    On February 7, 2003, U.S. Horticultural Supply filed suit against Scotts in the U.S. District Court for the Eastern District of Pennsylvania. U.S. Horticultural Supply alleges claims of breach of contract, promissory estoppel, and a violation of federal antitrust laws, and seeks an unspecified amount of damages.

    On March 14, 2003, Scotts filed a motion to dismiss the antitrust claim, and a motion to dismiss, or in the alternative stay, the promissory estoppel claims pending arbitration. The motion is pending. Discovery has commenced. No trial date has been set.

    Scotts believes that U.S. Horticultural Supply's claims are without merit and intends to vigorously defend against them. If the above action is determined adversely to Scotts, the result could have a material adverse effect on Scotts' results of operations, financial position and cash flows. Any potential exposure that Scotts may face cannot be reasonably estimated. Therefore, no accrual has been established related to this matter.

    OTHER

    The Company recently has been named a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products. The complaints in these cases, which are in their very preliminary stages, are not specific about the plaintiffs' contacts with the Company or its products. Scotts in each case is one of numerous defendants and none of the claims seek damages from the Company alone. The Company intends to vigorously defend the cases and does not believe they are material to the Company's financial position or results of operations.

    It is not currently possible to reasonably estimate a probable loss, if any, associated with the cases and, accordingly, no accrual or reserves have been recorded in the Company's consolidated financial statements as of June 28, 2003. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material adverse effect on the Company, its financial condition or its results of operations. The Company is reviewing policies and agreements that may provide insurance coverage or indemnity as to these claims.

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

    The Scotts LawnService(R) segment provides lawn fertilization, insect and disease control and other related services such as core aeration primarily to residential consumers through company-owned branches and franchises. In most company markets, Scotts LawnService(R) also offers tree and shrub fertilization, disease and insect control treatments and, in our larger branches, we also offer an exterior perimeter pest control service.

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

                          NORTH AMERICAN            SCOTTS          INTERNATIONAL          GLOBAL           OTHER/
                             CONSUMER           LAWNSERVICE(R)        CONSUMER          PROFESSIONAL       CORPORATE        TOTAL
                         ------------------  ------------------- ------------------   --------------    --------------   ---------
                                                                        (IN MILLIONS)
Net sales:
   YTD 2003...........      $1,101.9              $   67.3            $  241.6         $  156.2          $   -.-          $1,567.0
   YTD 2002...........      $1,053.4              $   44.8            $  208.6         $  142.2          $   -.-          $1,449.0

   Q3 2003............      $  524.0              $   40.5            $   90.2         $   55.3          $   -.-          $  710.0
   Q3 2002............      $  528.6              $   28.7            $   81.2         $   50.5          $   -.-          $  689.0

Operating income
(loss):
   YTD 2003...........      $  246.9              $   (6.8)           $   22.5         $   21.4          $  (53.7)        $  230.3
   YTD 2002...........      $  258.0              $   (3.0)           $   26.3         $   15.7          $  (47.0)        $  250.0

   Q3 2003............      $  150.0              $   10.4            $   10.4         $   10.8          $  (17.6)        $  164.0
   Q3 2002............      $  162.7              $    7.1            $   17.4         $    6.7          $  (18.4)        $  175.5

Operating margin:
   YTD 2003...........          22.4%                (10.1)%               9.3%            13.7%              nm              14.7%
   YTD 2002...........          24.5%                 (6.7)%              12.6%            11.0%              nm              17.3%

   Q3 2003............          28.6%                 25.7%               11.5%            19.5%              nm              23.1%
   Q3 2002............          30.8%                 24.7%               21.4%            13.3%              nm              25.5%

Goodwill:
   Q3 2003............      $  173.9              $   82.4            $   84.6         $   52.5          $   -.-          $  393.4
   Q3 2002............      $  146.1              $   47.0            $   96.5         $   50.4          $   -.-          $  340.0

Total assets:
   Q3 2003............      $1,351.5              $  114.6            $  486.3         $  153.7          $  123.0         $2,229.1
   Q3 2002............      $1,273.1              $   69.8            $  481.5         $  148.5          $   97.2         $2,070.1

nm   Not meaningful.

     Operating income (loss) reported for Scotts' four operating segments represents earnings before interest, taxes, and amortization, since this is the measure of profitability used by management. Accordingly, Corporate operating loss for the three and nine months ended June 28, 2003 and June 29, 2002 includes amortization of certain intangible assets, unallocated corporate general and administrative expenses, and certain "other" income/expense not allocated to the business segments and North America restructuring charges.

     During the first nine months of fiscal 2003, the Company's Scotts LawnService(R) segment acquired 15 individual lawn service entities for a total cost of $17.1 million. Of the total cost, $9.9 million was paid in cash, with notes being issued for the remaining $7.2 million.

     Goodwill recognized in all fiscal 2003 acquisitions amounted to $14.7 million all of which is deductible for tax purposes. Other intangible assets, primarily customer accounts and non-compete agreements, of $2.9 million and working capital and property, plant and equipment of $1.2 million were also recorded. These acquired assets are recorded within the Scotts LawnService(R) and North American Consumer segments.

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

     The following unaudited information presents consolidating Statements of Operations for the three and nine-month periods ended June 28, 2003 and June 29, 2002 and consolidating Statements of Cash Flows and Balance Sheets for the nine month periods ended June 28, 2003 and June 29, 2003. Separate unaudited financial statements of the individual guarantor subsidiaries have not been provided because management does not believe they would be meaningful to investors.

                               THE SCOTTS COMPANY
                             STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED JUNE 28, 2003 (in millions)
                                   (unaudited)

                                                                 SUBSIDIARY           NON-
                                                   PARENT        GUARANTORS        GUARANTORS       ELIMINATIONS       CONSOLIDATED
                                                   ------        ----------        ----------       ------------       ------------
      Net sales..............................       $ 521.7         $   9.9          $ 178.4           $                 $ 710.0
      Cost of sales..........................         394.8           (70.4)           104.2                               428.6
      Restructuring and other charges........           0.3                              0.3                                 0.6
                                                    -------         -------          -------           ------            -------
      Gross profit...........................         126.6            80.3             73.9              -.-              280.8
      Gross commission earned from marketing
        agreement............................          22.5                              1.1                                23.6
      Costs associated with marketing
        agreement............................           7.1                                                                  7.1
                                                    -------         -------          -------           ------            -------
        Net commission earned from marketing
         agreement...........................          15.4           -.-                1.1              -.-               16.5
      Operating expenses:
        Advertising..........................          27.5             0.6             10.0                                38.1
        Selling, general and administrative            62.7             0.2             35.5                                98.4
        Restructuring and other charges......           0.9             0.1              0.2                                 1.2
        Amortization of intangibles..........           0.1             0.4              1.7                                 2.2
      Equity income in subsidiaries..........         (66.9)                                             66.9                -.-
      Intracompany allocations...............          (3.5)            0.1              3.4                                 -.-
      Other (income) expenses, net...........          (1.0)           (0.4)            (2.2)                               (3.6)
                                                    -------         -------          -------           ------            -------
      Income (loss) from operations..........         122.2            79.3             26.4            (66.9)             161.0
      Interest (income) expense..............          17.8            (4.0)             4.4                                18.2
                                                    -------         -------          -------           ------            -------
      Income (loss) before income taxes......         104.4            83.3             22.0            (66.9)             142.8
      Income taxes...........................          13.2            30.3              8.1                                51.6
                                                    -------         -------          -------           ------            -------
      Income (loss) before cumulative effect
        of accounting change.................          91.2            53.0             13.9            (66.9)              91.2

      Cumulative effect of change in
        accounting for intangible assets,
        net of tax...........................           -.-             -.-              -.-                                 -.-
                                                    -------         -------          -------           ------            -------
      Net income (loss)......................       $  91.2         $  53.0          $  13.9           $(66.9)           $  91.2
                                                    =======         =======          =======           =======           =======

              FOR THE NINE MONTHS ENDED JUNE 28, 2003 (in millions)
                                   (unaudited)

                                                                  SUBSIDIARY           NON-
                                                    PARENT        GUARANTORS        GUARANTORS       ELIMINATIONS       CONSOLIDATED
                                                    ------        ----------        ----------       ------------       ------------
      Net sales..............................     $ 1,092.7         $ 51.1           $ 423.2           $                $ 1,567.0
      Cost of sales..........................         802.9          (79.2)            261.6                                985.3
      Restructuring and other charges........           5.0                              0.7                                  5.7
                                                  ---------         ------           -------           ------           ---------
      Gross profit...........................         284.8          130.3             160.9              -.-               576.0
      Gross commission earned from marketing
        agreement............................          32.6                              2.2                                 34.8
      Costs associated with marketing
        agreement............................          21.3                                                                  21.3
                                                  ---------         ------           -------           ------           ---------
        Net commission earned from marketing
          agreement..........................          11.3            -.-               2.2              -.-                13.5
      Operating expenses:
        Advertising..........................          57.9            0.7              23.1                                 81.7
        Selling, general and administrative           176.7            0.4             104.7                                281.8
        Restructuring and other charges......           1.6            0.3               3.6                                  5.5
        Amortization of intangibles..........           0.3            1.4               4.6                                  6.3
      Equity income in subsidiaries..........         (92.7)                                             92.7                 -.-
      Intracompany allocations...............         (14.5)           3.7              10.8                                  -.-
      Other (income) expenses, net...........          (1.2)          (0.9)             (5.2)                                (7.3)
                                                  ---------         ------           -------           ------           ---------
      Income (loss) from operations..........         168.0          124.7              21.5            (92.7)              221.5
      Interest expense.......................          53.0          (11.8)             12.2                                 53.4
                                                  ---------         ------           -------           ------           ---------
      Income (loss) before income taxes......         115.0          136.5               9.3            (92.7)              168.1
      Income taxes...........................           8.1           49.7               3.4                                 61.2
                                                  ---------         ------           -------           ------           ---------
      Income (loss) before cumulative
        effect of accounting change..........         106.9           86.8               5.9            (92.7)              106.9

      Cumulative effect of change in
        accounting for intangible assets,
        net of tax...........................           -.-            -.-                                                    -.-
                                                  ---------         ------           -------           ------           ---------
      Net income (loss)......................     $   106.9         $ 86.8           $   5.9           $(92.7)          $   106.9
                                                  =========         ======           =======           ======           =========

                               THE SCOTTS COMPANY
                             STATEMENT OF CASH FLOWS
           FOR THE NINE MONTH PERIOD ENDED JUNE 28, 2003 (in millions)
                                   (unaudited)

                                                                  SUBSIDIARY           NON-
                                                  PARENT          GUARANTORS        GUARANTORS    ELIMINATIONS        CONSOLIDATED
                                                  ------          ----------        ----------    ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)............................     $106.9            $86.8              $5.9         $(92.7)             $106.9
Adjustments to reconcile net income to
  net cash provided by (used in) operating
activities:
  Cumulative effect of change in accounting
    for intangible assets....................                                                                              -.-
  Stock-based compensation expense...........        3.1                                                                   3.1
  Depreciation...............................       22.5              2.2               4.0                               28.7
  Amortization...............................        2.6              1.0               5.2                                8.8
  Deferred Taxes.............................        3.0                                                                   3.0
  Equity (income) loss in non-guarantors.....      (92.7)                                             92.7                 -.-
Net change in certain components
  of working capital.........................      (27.1)           (49.4)            (44.6)                            (121.1)
Net changes in other assets and
  liabilities and other adjustments..........       53.2             (1.6)            (38.9)                              12.7
                                                  ------            -----           -------         ------             -------
Net cash provided by (used in) operating
  activities.................................       71.5             39.0            (68.4)            -.-                42.1
                                                  ------            -----           -------         ------             -------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant and equipment.       (23.2)           (10.3)            (7.3)                              (40.8)
Investment in acquired businesses,
  net of cash acquired.......................       (1.5)                             (9.6)                              (11.1)
Payments on seller notes.....................       (7.7)            (3.4)           (20.5)                              (31.6)
                                                  ------            -----           -------         ------             -------
Net cash used in investing activities........      (32.4)           (13.7)           (37.4)            -.-               (83.5)
                                                  ------            -----           -------         ------             -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving
  and bank lines of credit...................                                         (2.0)                               (2.0)
Issuance of 8 5/8% senior subordinated
   notes, net of issuance costs..............        -.-                                                                   -.-
Gross repayments under term loans............      (17.5)                                                                (17.5)
Financing and issuance fees..................       (0.5)                                                                 (0.5)
Cash received from the exercise of stock
  options....................................       15.5                                                                  15.5
Intracompany financing.......................      (52.5)           (24.3)             76.8                                -.-
                                                  ------            -----            ------         ------             -------
Net cash provided by (used in) financing
  activities.................................      (55.0)           (24.3)             74.8            -.-                (4.5)
Effect of exchange rate changes on cash......                                           2.8                                2.8
                                                  ------            -----            ------         ------             -------
Net increase (decrease) in cash..............      (15.9)             1.0             (28.2)                             (43.1)
Cash and cash equivalents, beginning of
  period.....................................       54.7              0.2              44.8                               99.7
                                                  ------              ---            ------                            -------
Cash and cash equivalents, end of period.....     $ 38.8             $1.2            $ 16.6         $   -.-            $  56.6
                                                  ======            =====            ======         =======            =======


                               THE SCOTTS COMPANY
                                  BALANCE SHEET
                        AS OF JUNE 28, 2003 (in millions)
                                   (unaudited)

                                                                        SUBSIDIARY         NON-
                                                          PARENT        GUARANTORS      GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                                          ------        ----------      ----------     ------------    ------------
                    ASSETS
Current assets:
  Cash and cash equivalents ...................        $     38.8       $      1.2       $   16.6       $     56.6
  Accounts receivable, net ....................             194.8            138.7          188.0            521.5
  Inventories, net ............................             189.6             45.7           88.0            323.3
  Current deferred tax asset ..................              77.3              0.5           (0.1)            77.7
  Prepaid and other assets ....................              21.6              2.3           20.1             44.0
                                                       ----------       ----------       --------       ----------       ----------
       Total current assets ...................             522.1            188.4          312.6          1,023.1
Property, plant and equipment, net ............             212.2             88.9           40.3            341.4
Goodwill and intangible assets, net ...........              22.0            473.5          323.7            819.2
Other assets ..................................              45.0              2.8           (2.4)            45.4
Investment in affiliates ......................           1,031.9              -.-            -.-         (1,031.9)             -.-
Intracompany assets ...........................               -.-            297.9            -.-           (297.9)             -.-
                                                       ----------       ----------       --------       ----------       ----------
       Total assets ...........................        $  1,833.2       $  1,051.5       $  674.2       $ (1,329.8)      $  2,229.1
                                                       ==========       ==========       ========       ==========       ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of debt .....................        $     42.0       $      1.4       $   17.3       $                $     60.7
  Accounts payable ............................             107.7             29.5          118.1            255.3
  Accrued liabilities .........................             123.9             20.4           83.1            227.4
  Accrued taxes ...............................              74.8              2.1            5.6             82.5
                                                       ----------       ----------       --------       ----------       ----------
       Total current liabilities ..............             348.4             53.4          224.1            625.9
Long-term debt ................................             604.8              2.1          148.0            754.9
Other liabilities .............................             113.9              0.8           16.3            131.0
Intracompany liabilities ......................              48.8              -.-          249.1           (297.9)             -.-
                                                       ----------       ----------       --------       ----------       ----------
     Total liabilities ........................           1,115.9             56.3          637.5           (297.9)         1,511.8
                                                       ----------       ----------       --------       ----------       ----------
Commitments and contingencies
Shareholders' equity:
  Investment from parent ......................             486.2             62.1         (548.3)                              -.-
  Common shares, no par value per share,
   $.01 stated value per share ................               0.3              0.3
  Capital in excess of par value ..............             376.6            376.6
  Retained earnings ...........................             401.7            510.6           (0.4)          (510.2)           401.7
  Treasury stock ..............................              (1.2)            (1.2)
  Accumulated other comprehensive expense .....             (60.1)            (1.6)         (25.0)            26.6            (60.1)
                                                       ----------       ----------       --------       ----------       ----------
     Total shareholders' equity ...............             717.3            995.2           36.7         (1,031.9)           717.3
                                                       ----------       ----------       --------       ----------       ----------
     Total liabilities and shareholders' equity        $  1,833.2       $  1,051.5       $  674.2       $ (1,329.8)      $  2,229.1
                                                       ==========       ==========       ========       ==========       ==========


                               THE SCOTTS COMPANY
                             STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED JUNE 29, 2002 (in millions)
                                   (unaudited)

                                                                  SUBSIDIARY          NON-
                                                   PARENT         GUARANTORS       GUARANTORS       ELIMINATIONS       CONSOLIDATED
                                                   ------         ----------       ----------       ------------       ------------
Net sales.................................         $45.7            $494.7           $148.6            $                   $689.0
Cost of sales.............................         (59.9)            391.6             86.3                                 418.0
Restructuring and other charges...........           0.4                                                                      0.4
                                                   -----             -----            -----            ------               -----
Gross profit..............................         105.2             103.1             62.3                                 270.6
Gross commission earned from marketing
  agreement...............................          21.7                                0.7                                  22.4
Costs associated with marketing agreement.           5.8                                                                      5.8
                                                   -----             -----            -----            ------               -----
  Net commission earned from marketing
  agreement...............................          15.9               -.-              0.7                                  16.6
Operating expenses:
  Advertising.............................          16.4               5.7              8.5                                  30.6
  Selling, general and administrative.....          52.8               5.3             28.3                                  86.4
  Restructuring and other charges.........           0.2                                0.4                                   0.6
  Amortization of intangibles.............           0.1              (1.1)             1.2                                   0.2
Equity income in subsidiaries.............         (72.2)                                                72.2                 -.-
Intracompany allocations..................          (4.7)              0.4              4.3                                   -.-
Other (income) expenses, net..............          (0.4)             (0.6)            (4.1)                                 (5.1)
                                                   -----             -----            -----            ------               -----
Income (loss) from operations.............         128.9              93.4             24.4             (72.2)              174.5
Interest (income) expense.................          18.3              (3.7)             4.1                                  18.7
                                                   -----             -----            -----            ------               -----
Income (loss) before income taxes.........         110.6              97.1             20.3             (72.2)              155.8
Income taxes..............................          14.8              37.4              7.8                                  60.0
                                                   -----             -----            -----            ------               -----
Income (loss) before cumulative effect of
  accounting change.......................          95.8              59.7             12.5             (72.2)               95.8
Cumulative effect of change in accounting
  for intangible assets, net of tax.......                                                                                    -.-
                                                   -----             -----            -----            ------               -----
Net income (loss).........................         $95.8             $59.7            $12.5            $(72.2)              $95.8
                                                   =====             =====            =====            ======               =====


              FOR THE NINE MONTHS ENDED JUNE 29, 2002 (in millions)
                                   (unaudited)

                                                                  SUBSIDIARY           NON-
                                                   PARENT         GUARANTORS        GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                                   ------         ----------        ----------       ------------      ------------
Net sales.................................         $531.7            $573.8           $343.5            $                 $1,449.0
Cost of sales.............................          288.7             404.9            212.3                                 905.9
Restructuring and other charges...........            1.4                                0.1                                   1.5
                                                   ------            ------           ------            ------            --------
Gross profit..............................          241.6             168.9            131.1                                 541.6
Gross commission earned from marketing
  agreement...............................           29.1                                1.7                                  30.8
Costs associated with marketing agreement.           17.5                                                                     17.5
                                                   ------            ------           ------            ------            --------
  Net commission earned from marketing
  agreement...............................           11.6                                1.7                                  13.3
Operating expenses:
  Advertising.............................           38.8              10.4             19.4                                  68.6
  Selling, general and administrative.....          147.2              13.8             84.9                                 245.9
  Restructuring and other charges.........            1.3               0.1              0.4                                   1.8
  Amortization of intangibles.............            0.3               0.2              3.3                                   3.8
Equity income in subsidiaries.............          (66.2)                                                66.2                 -.-
Intracompany allocations..................          (17.9)              9.7              8.2                                   -.-
Other (income) expenses, net..............           (0.6)             (2.6)            (5.7)                                 (8.9)
                                                   ------            ------           ------            ------            --------
Income (loss) from operations.............          150.3             137.3             22.3             (66.2)              243.7
Interest expense..........................           55.2             (10.8)            14.4                                  58.8
                                                   ------            ------           ------            ------            --------
Income (loss) before income taxes.........           95.1             148.1              7.9             (66.2)              184.9
Income taxes..............................           11.2              57.0              3.0                                  71.2
                                                   ------            ------           ------            ------            --------
Income (loss) before cumulative effect of
  accounting change.......................           83.9              91.1              4.9             (66.2)              113.7
Cumulative effect of change in accounting
  for intangible assets, net of tax.......           11.3              (3.3)           (26.5)                                (18.5)
                                                   ------            ------           ------            ------            --------
Net income (loss).........................          $95.2             $87.8           $(21.6)           $(66.2)           $   95.2
                                                    =====             =====           ======            ======            ========


                               THE SCOTTS COMPANY
                             STATEMENT OF CASH FLOWS
           FOR THE NINE MONTH PERIOD ENDED JUNE 29, 2002 (in millions)
                                   (unaudited)

                                                                   SUBSIDIARY          NON-
                                                    PARENT         GUARANTORS       GUARANTORS        ELIMINATIONS      CONSOLIDATED
                                                   --------        ----------       ----------        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)............................        $95.2            $87.8           $(21.6)            $(66.2)              $95.2
Adjustments to reconcile net loss to
  net cash provided by (used in) operating
  activities:
  Cumulative effect of change in accounting
    for intangible assets....................                           3.3              26.5                                  29.8
  Stock-based compensation expense...........          -.-              -.-               -.-                                   -.-
  Depreciation...............................         13.2              7.2               5.6                                  26.0
  Amortization...............................          2.8              0.2               3.3                                   6.3
  Deferred Taxes.............................        (10.8)                                                                   (10.8)
  Equity (income) loss in non-guarantors.....        (66.2)                                                66.2                 -.-
Net change in certain components
  of working capital.........................         81.4            (69.0)           (25.5)                                 (13.1)
Net changes in other assets and
  liabilities and other adjustments..........          2.8             26.3             (9.3)                                  19.8
                                                   -------            -----           ------             ------              ------
Net cash provided by (used in) operating
  activities..................................       118.4             55.8            (21.0)               -.-               153.2
                                                   -------            -----           ------             ------              ------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant and equipment.         (17.9)           (12.1)            (3.9)                                 (33.9)
Investment in acquired businesses,
  net of cash acquired.......................                                           (4.0)                                  (4.0)
Payments on seller notes.....................         (2.1)            (5.9)           (20.7)                                 (28.7)
                                                   -------            -----           ------             ------              ------
Net cash used in investing activities........        (20.0)           (18.0)           (28.6)               -.-               (66.6)
                                                   -------            -----           ------             ------              ------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving
  and bank lines of credit...................         (2.1)                            (92.0)                                 (94.1)
Issuance of 8 5/8% senior subordinated
  notes, net of issuance costs...............         70.2                                                                     70.2
Gross repayments under term loans............         (0.5)                            (22.8)                                 (23.3)
Financing and issuance fees..................         (1.9)                                                                    (1.9)
Cash  received  from the  exercise  of stock
  options....................................         19.0                                                                     19.0
Intracompany financing.......................       (132.0)           (38.7)           170.7                                    -.-
                                                   -------            -----           ------             ------              ------
Net cash provided by (used in) financing
  activities.................................        (47.3)           (38.7)            55.9                -.-               (30.1)
Effect of exchange rate changes on cash......                                            1.2                                    1.2
                                                   -------            -----           ------             ------              ------
Net increase (decrease) in cash..............         51.1             (0.9)             7.5                                   57.7
Cash and cash equivalents, beginning of
  period.....................................          3.4              0.6             14.7                                   18.7
                                                   -------            -----           ------             ------              ------
Cash and cash equivalents, end of period.....      $  54.5            $(0.3)           $22.2             $  -.-              $ 76.4
                                                   =======            =====           ======             ======              ======


                               THE SCOTTS COMPANY
                                  BALANCE SHEET
                        AS OF JUNE 29, 2002 (in millions)
                                   (unaudited)

                                                                  SUBSIDIARY            NON-
                                                     PARENT       GUARANTORS         GUARANTORS      ELIMINATIONS       CONSOLIDATED
                                                     ------       ----------         ----------      ------------       ------------
                    ASSETS
Current assets:
   Cash and cash equivalents..................       $54.5           $(0.3)             $22.2         $                       $76.4
   Accounts receivable, net...................       148.8            127.4             158.9                                 435.1
   Inventories, net...........................       175.4             46.8              79.7                                 301.9
   Current deferred tax asset.................        52.2              0.5             (0.6)                                  52.1
   Prepaid and other assets...................        20.4              2.3              22.5                                  45.2
                                                  --------           ------            ------         ---------            --------
       Total current assets...................       451.3            176.7             282.7                                 910.7
Property, plant and equipment, net............       201.4             77.1              38.6                                 317.1
Goodwill and intangible assets, net...........        30.0            473.0             262.3                                 765.3
Other assets..................................        60.0              2.5              14.5                                  77.0
Investment in affiliates......................       940.1                                               (940.1)                -.-
Intracompany assets...........................                        231.5                              (231.5)                -.-
                                                  --------           ------            ------         ---------            --------
       Total assets...........................    $1,682.8           $960.8            $598.1         $(1,171.6)           $2,070.1
                                                  ========           ======            ======         =========            ========
    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt............................       $39.6             $1.3             $27.9         $                       $68.8
   Accounts payable...........................        78.4             25.4              93.6                                 197.4
   Accrued liabilities........................       131.2             22.8              77.5                                 231.5
   Accrued taxes..............................        84.5              2.4               4.9                                  91.8
                                                  --------           ------            ------         ---------            --------
       Total current liabilities..............       333.7             51.9             203.9                                 589.5
Long-term debt................................       624.7              5.4             137.1                                 767.2
Other liabilities.............................        50.3              2.0              39.3                                  91.6
Intracompany liabilities......................        52.3                              179.2            (231.5)                -.-
                                                  --------           ------            ------         ---------            --------
     Total liabilities........................     1,061.0             59.3             559.5            (231.5)            1,448.3
                                                  --------           ------            ------         ---------            --------
Commitments and contingencies
Shareholders' equity:
   Investment from parent.....................                        486.8              61.6            (548.4)                -.-
   Common shares, no par value per share,
     $.01 stated value per share..............         0.3                                                                      0.3
   Capital in excess of par value.............       402.0                                                                    402.0
   Retained earnings..........................       307.5            417.1             (1.3)            (415.8)              307.5
   Treasury stock, 2.1 shares at cost.........      (54.6)                                                                   (54.6)
   Accumulated other comprehensive expense....      (33.4)            (2.4)            (21.7)               24.1             (33.4)
                                                  --------           ------            ------         ---------            --------
      Total shareholders' equity..............       621.8            901.5              38.6            (940.1)              621.8
                                                  --------           ------            ------         ---------            --------
      Total liabilities and shareholders'
        equity................................    $1,682.8           $960.8            $598.1         $(1,171.6)           $2,070.1
                                                  ========           ======            ======         ==========           ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Scotts is a leading manufacturer and marketer of consumer branded products for lawn and garden care and professional horticulture in the United States and Europe. We also have a presence in Australia, the Far East, Latin America and South America. Our operations are divided into four business segments: North American Consumer, Scotts LawnService(R), International Consumer, and Global Professional. The North American Consumer segment includes the Lawns, Gardening Products, Ortho and Canadian business groups. Gardening Products is the combined operations of our Gardens and Growing Media businesses.

    As a leading consumer branded lawn and garden company, we focus our consumer marketing efforts, including advertising and consumer research, on creating consumer demand to pull products through the retail distribution channels. In the past three years, we have spent approximately 5% of our gross sales annually on media advertising to support and promote our branded products. We believe this level of spending gives us the largest share of advertising voice in the lawn and garden category in North America. We have applied this consumer marketing focus for the past several years, and we believe that Scotts receives a significant return on these marketing expenditures. We expect that we will continue to focus our marketing efforts toward the consumer and make additional significant investments in consumer marketing expenditures in the future to continue to drive market share and sales growth. In fiscal 2003, we expect to increase significantly our advertising spending and our advertising to net sales ratio.

    In the United States, we operate the second largest residential lawn service business, Scotts LawnService(R). In fiscal 2002, we continued the rapid expansion of this business. Through acquisitions and internal growth, revenues increased from nearly $42 million in fiscal 2001 to over $75 million in fiscal 2002 and are expected to grow by at least 50% in fiscal 2003. We expect to make at least $30 million of lawn service acquisitions annually for the foreseeable future.

    Scotts LawnService's(R) expansion and growth also adds revenue to the second half of the fiscal year. And, as Scotts LawnService(R) grows in revenues and profitability, the second half of the fiscal year will show further growth in profitability compared to past trends because our third and fourth fiscal quarters are historically highly profitable periods for the lawn service business.

    Our sales are susceptible to global weather conditions, primarily in North America and Europe. We believe that our past acquisitions have diversified both our product line risk and geographic risk to weather conditions.

    Our operations are also seasonal in nature. In fiscal 2001, net sales by quarter were 8.7%, 42.1%, 35.2% and 14.0% of total year net sales, respectively. Operating losses were reported in the first and fourth quarters of fiscal 2001 while significant profits were recorded for the second and third quarters. The sales trend in fiscal 2002 followed a somewhat different pattern than our historical experience due to retailer initiatives to reduce their investment in inventory and improve their inventory turns. This caused a sales shift from the second quarter to the third and fourth quarters that coincided more closely to when consumers buy our products. Net sales by quarter were 9.3%, 34.2%, 39.3% and 17.2% in fiscal 2002. The trend of operating losses in the first and fourth quarters and significant operating profits in the second and third quarters continued in fiscal 2002. There was also a slight shift in profitability between the second and third quarters with the third quarter now more profitable than the second. The trend towards more of our sales occurring in the latter half of the fiscal year is expected to continue in fiscal 2003 as retailers maintain emphasis on inventory investment more closely timed to consumer takeaway. As Scotts LawnService(R) grows in size and profitability, we expect results for the fourth quarter will shift from a historical loss to modest profitability.

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

    Late in fiscal 2002, we announced a major initiative to improve the operations and profitability of our European-based consumer and professional businesses. Over the next several years, we anticipate spending as much as $50 to $60 million on various projects, approximately 25% of which will be capital expenditures. Certain projects will result in the recognition of restructuring and other charges over the duration of this initiative. In the fourth quarter of fiscal 2002, as part of this initiative, we announced the closure of a manufacturing plant in Bramford, England. The closure will occur in late fiscal 2003. The depreciation of fixed assets at the facility will be accelerated so that they are fully depreciated by the closure date. In the fourth quarter of fiscal 2002, approximately $4.0 million of severance and additional pension costs related to the closure were recorded and reported as restructuring and other charges.

Additional restructuring and other charges will be incurred in fiscal 2003 and future periods as various aspects of the plan are implemented.

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

    Effective October 1, 2002, we elected to begin expensing prospectively the cost of grants of stock-based compensation awards to employees and Directors in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". We use the Black-Scholes valuation model to value stock-based compensation grants. The Company intends to continue to grant awards with a value of $10-12 million annually, in line with past practice. Most awards have a three-year vesting period. The annual expense for stock-based awards is expected to increase by approximately $4 million per year from fiscal 2003 through fiscal 2005 based on the vesting period and the prospective adoption of this accounting standard. In fiscal 2003, the Company also began awarding stock appreciation rights in lieu of stock options in part because they are less dilutive than stock options when exercised.

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

    Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, restructuring, environmental matters, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates that we believe are most critical to our reporting of results of operations and financial position are as follows:

o We have significant investments in property and equipment, intangible assets and goodwill. Whenever changing conditions warrant, we review the realizability of the assets that may be impacted. At least annually we review indefinite-lived intangible assets for impairment. The review for impairment of long-lived assets, intangibles and goodwill takes into account estimates of future cash flows. Our estimates of future cash flows are based upon budgets and longer-range plans used for internal purposes and are also the basis for communication with outside parties (lenders, analysts, etc.) about future business trends. While we believe the assumptions we use to estimate future cash flows are reasonable, there can be no assurance that the expected future cash flows will be realized. As a result, impairment charges that possibly should have been recognized in earlier periods may not be recognized until later periods if actual results deviate unfavorably from earlier estimates.

o We continually assess the adequacy of our reserves for uncollectible accounts due from customers. However, future changes in our customers' operating performance and cash flows or in general economic conditions could have an impact on their ability to fully pay these amounts which could have a material impact on our operating results.

o Reserves for product returns are based upon historical data and current program terms and conditions with our customers. Changes in economic conditions, regulatory actions or defective products could result in actual returns being materially different from the amounts provided for in our interim or annual results of operations.

o Reserves for excess and obsolete inventory are based on a variety of factors, including product changes and improvements, changes in active ingredient availability and regulatory acceptance, new product introductions and estimated future demand. The adequacy of our reserves could be materially affected by changes in the demand for our products or by regulatory or competitive actions.

o We accrue for the estimated costs of customer volume rebates, cooperative advertising, consumer coupons and other trade programs as the related sales occur during the year. These accruals involve the use of estimates as to the total expected program costs and the expected sales levels. Historical results are also used to evaluate the accuracy and adequacy of amounts provided at interim dates and year end. There can be no assurance that actual amounts paid for these trade programs will not differ from estimated amounts accrued. However, we believe any such differences would not be material to our financial position or results of operations.

o As described more fully in the notes to the consolidated financial statements for the year ended September 30, 2002, and in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we are involved in significant environmental and legal matters which have a high degree of uncertainty associated with them. We continually assess the likely outcomes of these matters and the adequacy of amounts, if any, provided for these matters. There can be no assurance that the ultimate outcomes will not differ materially from our assessment of them. There can also be no assurance that all matters that may be brought against us or that we may bring against other parties are known to us at any point in time.

o We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. Valuation allowances are used to reduce deferred tax assets to the balance that is more likely than not to be realized. We must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowance. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income statement reflects the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to this valuation allowance. The Company uses an estimate of its annual effective tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end.

RESULTS OF OPERATIONS

    The following table sets forth net sales by business segment for the three and nine month periods ended June 28, 2003 and June 29, 2002:

                                      FOR THE                      FOR THE
                                THREE MONTHS ENDED            NINE MONTHS ENDED
                              ----------------------      --------------------------
                               JUNE 28,     JUNE 29,       JUNE 28,        JUNE 29,
                                2003         2002            2003            2002
                              --------      --------      ----------      ----------
                                                   ($ MILLIONS)
North American Consumer:
Lawns ................        $  183.5      $  181.8      $    476.2      $    432.5
Gardening Products ...           225.7         234.8           409.9           413.0
Ortho ................            96.6         100.7           182.6           184.1
Canada ...............            16.4          11.2            31.7            23.7
Other ................             1.8           0.2             1.5             0.1
                                ------        ------        --------        --------
       Total .........           524.0         528.6         1,101.9         1,053.4
Scotts LawnService(R)             40.5          28.7            67.3            44.8
International Consumer            90.2          81.2           241.6           208.6
Global Professional ..            55.3          50.5           156.2           142.2
                                ------        ------        --------        --------
       Consolidated ..        $  710.0      $  689.0      $  1,567.0      $  1,449.0
                              ========      ========      ==========      ==========



    The following table sets forth the components of income and expense as a percentage of net sales for the three and nine month periods ended June 28, 2003 and June 29, 2002:

                                                                         FOR THE                    FOR THE
                                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                 ---------------------      ---------------------
                                                                  JUNE 28,    JUNE 29,      JUNE 28,     JUNE 29,
                                                                   2003         2002          2003         2002
                                                                 --------     --------      --------     --------
Net sales ..............................................           100.0%         100.0%         100.0%         100.0%
Cost of sales ..........................................           60.4           60.7           62.9           62.5
Restructuring and other charges ........................            0.1            -.-            0.3            0.1
                                                                  -----          -----          -----          -----
Gross profit ...........................................           39.5           39.3           36.8           37.4
Commission earned from agency agreement, net ...........            2.3            2.4            0.9            0.9
Operating expenses:
    Advertising ........................................            5.3            4.4            5.2            4.7
    Selling, general and administrative ................           13.8           12.5           18.0           17.0
    Restructuring and other charges ....................            0.2            0.1            0.4            0.1
    Amortization of intangibles ........................            0.3            0.1            0.4            0.3
    Other income, net ..................................           (0.5)          (0.7)          (0.4)          (0.6)
                                                                  -----          -----          -----          -----
Income from operations .................................           22.7           25.3           14.1           16.8
Interest expense .......................................            2.6            2.7            3.4            4.0
                                                                  -----          -----          -----          -----
Income before income taxes .............................           20.1           22.6           10.7           12.8
Income taxes ...........................................            7.3            8.7            3.9            4.9
                                                                  -----          -----          -----          -----
Net income before cumulative effect of accounting change           12.8           13.9            6.8            7.9
Cumulative effect of change in accounting for
    intangible assets, net of tax ......................            -.-            -.-            -.-           (1.3)
                                                                  -----          -----          -----          -----
Net income .............................................           12.8%          13.9%           6.8%           6.6%
                                                                   ====           ====            ===            ===


THREE MONTHS ENDED JUNE 28, 2003 COMPARED TO THREE MONTHS ENDED JUNE 29, 2002

    Net sales for the three months ended June 28, 2003 were $710.0 million, an increase of 3.0% from net sales for the three months ended June 28, 2002 of $689.0 million. After adjusting for the impact of exchange rates on sales by our foreign entities, the increase in net sales due to shipments was minimal. Changes in prices are not material to the discussion of net sales in total or by business segment for either fiscal period presented.

    North American Consumer segment net sales were $524.0 million in the third quarter of fiscal 2003, a decrease of 0.9% from net sales for the third quarter of fiscal 2002 of $528.6 million. Sales of all categories in the United States were hampered by cold, wet weather in April. Net sales in Canada increased 46.4% to $16.4 million in the third quarter of fiscal 2003 compared to $11.2 million in the third quarter of fiscal 2002. Excluding the effects of the stronger Canadian dollar, net sales increased 32.6% on new products and listings and increased support for the lawn and garden category at key retailers.

    Scotts LawnService(R) revenues increased 41.1% from $28.7 million in the third quarter of fiscal 2002 to $40.5 million in the third quarter of fiscal 2003. The growth in revenue reflects the growth in the business from acquisitions completed in fiscal 2002, and thus far in fiscal 2003, and the growth in customers from our marketing campaigns.

    Net sales for the International Consumer segment were $90.2 million in the third quarter of fiscal 2003, an increase of 11.1%, over net sales for the third quarter of fiscal 2002 of $81.2 million. Fiscal 2002 net sales included a supply agreement in the United Kingdom that was terminated at the end of fiscal 2002, and also included $2.9 million of sales of bulk peat to an environmental group as part of the agreement to cease peat extraction activities. Excluding the impact of the transactions identified in the preceding sentence and the effects of exchange rates, net sales of the international business increased 1.6%. Net sales growth was muted by unusually hot dry weather in Europe during the quarter which cut down on insect and weed activity.

    Net sales for the Global Professional segment were $55.3 million in the third quarter of fiscal 2003, an increase of 9.5% over net sales for the third quarter of fiscal 2002 of $50.5 million. Excluding the effects of exchange rates, net sales were flat.

    Gross profit was $280.8 million in the third quarter of fiscal 2003, an increase of $10.2 million from gross profit of $270.6 million in the third quarter of fiscal 2002. As a percentage of net sales, gross profit was 39.5% of net sales in the third quarter of fiscal 2003 compared to 39.3% in the third quarter of fiscal 2002. The slight increase in gross profit percentage was due to the higher margins of the Scotts LawnService(R) business, which with the growth of that business, was a higher proportion of the total margin in fiscal 2003 than in fiscal 2002, and a sales mix towards higher margin products in North America in the Ortho and Gardening Products businesses.

    The net commission earned from agency agreement in the third quarter of fiscal 2003 declined to $16.5 million compared to $16.6 million in the third quarter of fiscal 2002. A slight increase in the gross commission earned was offset by the increase in the contribution payment due to Monsanto to $25 million in fiscal 2003 from $20 million in fiscal 2002 or $1.25 million each quarter.

    Advertising expenses in the third quarter of fiscal 2003 were $38.1 million, an increase of 24.5% over the $30.6 million in the third quarter of fiscal 2002. As a percentage of net sales, advertising expense was 5.3% in the third quarter of fiscal 2003 compared to 4.4% in the third quarter of fiscal 2002 which is in line with our stated intent to spend more aggressively on advertising in fiscal 2003.

    Selling, general and administrative expenses ("S, G&A") in the third quarter of fiscal 2003 were $85.0 million compared to $77.4 million in the third quarter of fiscal 2002 excluding stock-based compensation expense, the lawn service business and restructuring and other charges. The increase in S,G&A costs is due to new business development initiatives in North America, additional in-store sales support in North America, increased pension and healthcare costs, and the effects of changes in foreign currencies converting results from our foreign operations into higher U.S. dollars in fiscal 2003 compared to fiscal 2002. S, G&A in the Scotts LawnService(R) business increased from $9.0 million in the third quarter of fiscal 2002 to $11.8 million in the third quarter of fiscal 2003 reflecting the increased number of locations added over the past year from acquisitions and branch openings and expansions. S, G&A related to restructuring activities increased from $0.6 million in fiscal 2002's third quarter to $1.2 million in fiscal 2003's third quarter due to the costs associated with the ongoing European integration initiatives which were initiated late in the fourth quarter of fiscal 2002.

    Other income was $3.6 million for the third quarter of fiscal 2003, compared to $5.1 million in the third quarter of fiscal 2002. The decrease is due to the gain of approximately $5.6 million recognized in the third quarter of fiscal 2002 from the payment for cessation of peat extraction activities in the United Kingdom. The fiscal 2003 period includes ongoing income from the peat arrangement, and foreign exchange transaction gains, as well as increased royalty income from Scotts LawnService(R) franchise operations and other income.

    For segment reporting purposes, earnings before interest, taxes and amortization ("EBITA") is used by management as the measure for income from operations in assessing performance. Segment performance for the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002 was as follows:

  - North American Consumer income from operations declined from $162.7 million in fiscal 2002 to $150.0 million in fiscal 2003 due to slightly lower sales in the fiscal 2003 period, higher distribution costs and higher S,G&A costs due to investments in advertising, new business development and in-store counselors;

  - Scotts LawnService(R) reported higher net sales ($40.5 million compared to $28.7 million) and increased income ($10.4 million compared to $7.1 million) from operations. As this highly seasonal business grows, it will have larger losses in the first and second quarters of the fiscal year due to seasonally low revenues and high fixed overhead costs. Conversely, the second half of the fiscal year is expected to provide higher revenues, margins and operating income;

  - International Consumer's operating income declined to $10.4 million from $17.4 million on an increase in net sales from $81.2 million in 2002 to $90.2 million in 2003. Restructuring charges were $0.9 million in fiscal 2003 compared to $0.4 million in fiscal 2002. The third quarter of fiscal 2002 also included the $5.6 million gain from the peat extraction cessation agreement which did not recur in fiscal 2003. Foreign exchange rates favorably impacted operating income by $1.1 million.

  - The Global Professional business showed an operating profit of $10.8 million in fiscal 2003 compared to income from operations of $6.7 million in fiscal 2002. Worldwide spending restraint and stronger margins in the North American business along with the roll-out of branded plants on a national scale with a large U.S. retailer boosted profitability in this segment. Foreign currency translation favorably impacted operating results $0.9 million.

  - The operating loss for the other/corporate segment declined from $18.4 million in the third quarter of fiscal 2002 to $17.6 million in the third quarter of fiscal 2003 due to lower legal and environmental costs offsetting higher costs related to the expensing of stock-based compensatory awards in fiscal 2003, higher pension costs and increased health care costs.

    Interest expense for the third quarter of fiscal 2003 was $18.2 million, a decrease of $0.5 million from interest expense for the third quarter of fiscal 2002 of $18.7 million. The decrease in interest expense was primarily due to lower interest rates offset by higher average borrowings for the quarter as compared to the prior year. Average borrowings on our revolving credit line were $261.5 million in the three months ended June 28, 2003 compared to $157.6 million in the three months ended June 29, 2002. The weighted average interest rate for the three months ended June 28, 2003 on the portion of our Credit Agreement that has a variable rate was 4.70% compared to 6.2% for the three months ended June 29, 2002.

    Income tax expense in the third quarter of fiscal 2003 was $51.6 million, compared to $60.0 million in the third quarter of fiscal 2002. The effective tax rate for the third quarter of fiscal 2003 was 36.1% compared to 38.5% for the third quarter of fiscal 2002. The effective tax rate for fiscal 2002 was later adjusted to 38.0% by the end of fiscal 2002. The tax rate reduction in the third quarter of fiscal 2003 results from a favorable adjustment to the company's deferred tax assets as a result of a jurisdictional analysis of the deferred tax accounts and changes in state tax rates.

    The Company reported net income of $91.2 million for the third quarter of fiscal 2003, compared to $95.8 million for the third quarter of fiscal 2002. In addition to the matters described above, stronger foreign currencies compared to the U.S. dollar favorably impacted net income by $1.2 million in fiscal 2003's third quarter.

    Diluted earnings per share were $2.81 for the three months ended June 28, 2003 compared to $3.02 for the three months ended June 29, 2002. Average shares outstanding increased from 31.8 million at June 29, 2002 to 32.4 million at June 28, 2003 due to option and warrant exercises and grants of options and other stock-based compensatory awards during the intervening period.

NINE MONTHS ENDED JUNE 28, 2003 COMPARED TO NINE MONTHS ENDED JUNE 29, 2002

    Net sales for the nine months ended June 28, 2003 were $1,567.0 million, an increase of 8.1% from net sales for the nine months ended June 29, 2002 of $1,449.0 million. Excluding the impact of exchange rates on sales by our foreign entities net sales increased 4.7%. Through the first six months of the year, net sales excluding foreign exchange had increased 8.8%. The poor weather in April in the United Sates and the unseasonably hot weather in Europe during the third quarter combined to temper what had been a very strong start to the lawn and garden season in North America and Europe in the second quarter.

    Price changes are not material to the discussion of net sales in total or by business segment for either fiscal period presented.

    North American Consumer segment net sales were $1,101.9 million in the first three quarters of fiscal 2003, an increase of 4.6% over net sales for the first three quarters of fiscal 2002 of $1,053.4 million. The Lawns group was up 10.1% due to strong early season sales of seed, durables and fertilizers in the second quarter. Gardening Products and Ortho were down slightly from the prior year due to the poor weather in April having a more pronounced impact on sales of garden fertilizers and control products than on lawn-related products which have an earlier start to their season.

    Scotts LawnService(R) revenues increased 50.2% from $44.8 million in the first three quarters of fiscal 2002 to $67.3 million in the first three quarters of fiscal 2003. The growth in revenue reflects the growth in the business from acquisitions completed in fiscal 2002 and thus far in fiscal 2003 and the growth in customers from our spring and fall marketing campaigns.

    Net sales for the International Consumer segment were $241.6 million in the first three quarters of fiscal 2003, 15.8% higher than net sales for the first three quarters of fiscal 2002. Excluding the effect of exchange rates, one-time sales of peat in the United Kingdom and sales from a supply agreement discontinued at the end of fiscal 2002, net sales increased 3.6% from 2002. The increase in sales reflects favorable late Winter/early Spring weather throughout Europe in 2003 as well as the positive effects of increased advertising in the United Kingdom and regained listings in the food channel in France.

    Net sales for the Global Professional segment were $156.2 million in the first three quarters of fiscal 2003, or 9.8% higher than net sales for the first three quarters of fiscal 2002. Excluding the effect of exchange rates, net sales rose 1.1%.

    Gross profit was $576.0 million in the first three quarters of fiscal 2003, an increase of $34.4 million from gross profit of $541.6 million in the first three quarters of fiscal 2002. As a percentage of net sales, year-to-date gross profit was 36.8% of sales in fiscal 2003 compared to 37.4% in the first three quarters of fiscal 2002. Excluding restructuring and other charges, the gross profit percentage was 37.1% in the first three quarters of fiscal 2003 compared to 37.5% in the first three quarters of fiscal 2002. The gross profit percentage declined due to higher warehousing and distribution costs due to a decision to interrupt and delay the implementation of the North American logistics outsourcing project.

    The net commission earned from agency agreement in the first three quarters of fiscal 2003 was $13.5 million compared to $13.3 million in the first three quarters of fiscal 2002. The contribution payment due to Monsanto increased to $25 million in fiscal 2003 from $20 million in fiscal 2002. Excluding the additional $3.8 million of contribution expense recorded in the first nine months of fiscal 2003, the net commission improved by $4.0 million in fiscal 2003, reflecting strong worldwide early season sales of Roundup.

    Advertising expenses in the first three quarters of fiscal 2003 were $81.7 million, an increase of 19.1% over the $68.6 million in the first three quarters of fiscal 2002. As a percentage of net sales, advertising expense was 5.2% in the first three quarters of fiscal 2003 compared to 4.7% in fiscal 2002.

    Selling, general and administrative expenses ("S,G&A") in the first three quarters of fiscal 2003 increased 9.7% to $243.8 million from $222.2 million in the first three quarters of fiscal 2002 excluding stock-based compensation expense, the lawn service business and restructuring and other charges. SG&A increased due to higher costs for pensions and health care costs, investments in business development initiatives and in-store sales support and the impact of higher foreign exchange conversion rates in fiscal 2003. S,G&A for the Scotts Lawnservice(R) business increased from $23.7 million in the first three quarters of fiscal 2002 to $34.9 million in the first three quarters of fiscal 2003 reflecting the increased number of locations added over the past year from acquisitions and branch openings and expansions. S, G&A related to restructuring activities increased from $1.8 million in fiscal 2002's first three quarters to $5.5 million in fiscal 2003's first three quarters due to the costs associated with the ongoing European integration initiatives which kicked off late in the fourth quarter of fiscal 2002.

    Other income was $7.3 million for the first three quarters of fiscal 2003, compared to $8.9 million in the first three quarters of fiscal 2002. The decrease is due to the $5.6 million gain recorded in the third quarter of fiscal 2002 from the cessation of peat extraction in the United Kingdom offset by other income related to the UK peat arrangement which is being recognized ratably through the end of fiscal 2004.

    For segment reporting purposes, earnings before interest, taxes and amortization ("EBITA") is used by management as the measure for income from operations in assessing performance. Segment performance for the first half of fiscal 2003 compared to the first half of fiscal 2002 was as follows:

  - North American Consumer income from operations declined from $258.0 million in fiscal 2002 to $246.9 million in fiscal 2003. Net sales increased 4.6% in the fiscal 2003 period but margins declined by 70 points to 37.1% of net sales due to higher distribution costs and less favorable product mix. Also contributing to the lowered earnings were planned increases in spending on advertising, new business development and in-store sales support partly offset by discretionary expense restraint;

  - Scotts LawnService(R) reported higher net sales ($67.3 million compared to $44.8 million) but a larger loss from operations of $6.8 million in fiscal 2003 compared to $3.0 million in fiscal 2002. As this highly seasonal business grows it will have larger losses in the first and second quarters of the fiscal year due to seasonally low revenues and high fixed overhead costs that are offset by higher revenues and operating profits in the third and fourth quarters of the fiscal year;

  - International Consumer's operating income declined to $22.5 million from $26.3 million. Excluding the $5.6 million gain in 2002 from the peat extraction cessation agreement, operating income increased by $1.8 million. Net sales increased nearly 16%, but were flat after excluding the impact of exchange rates. Net sales increased 3.6% after excluding from fiscal 2002's net sales the one-time sales of bulk peat and sales under a supply agreement which was discontinued after 2002. Margins were unfavorably impacted by 60 basis points due to higher distribution costs. Restructuring and other charges were $4.6 million, up from $0.5 million in 2002. Offsetting the unfavorable effect of the higher restructuring charges were a $2.1 million increase in the net Roundup commission earned and $3.1 million of foreign exchange rate driven favorability.

  - The Global Professional business showed a profit of $21.4 million in fiscal 2003 compared to income from operations of $15.7 million in fiscal 2002 due to improved product sales mix, expense control, the national rollout of branded plants and $2.3 million of favorable impact of exchange rates on results from our operations outside the United States.

  - The operating loss for the other/corporate segment increased from $47.0 million in the first three quarters of fiscal 2002 to $53.7 million in the first three quarters of fiscal 2003 due to higher costs related to the expensing of stock-based compensatory awards in fiscal 2003, higher pension costs, increased health care costs, systems related costs and North American restructuring and other related activities.

    Interest expense for the first three quarters of fiscal 2003 was $53.4 million, a decrease of $5.4 million from interest expense for the first three quarters of fiscal 2002 of $58.8 million. The decrease in interest expense was due to lower interest rates and lower average borrowings as compared to the prior year as a result of fiscal 2002's strong cash flows providing for a large cash carryover balance of nearly $100 million at September 30, 2002. Average monthly borrowings on our revolving line of credit were $182.8 in the first nine months of fiscal 2003 compared to $217.0 in the first nine months of fiscal 2002. The average interest rate for the nine month period on all borrowings with a variable rate were 4.8% in fiscal 2003 compared to 5.6% in fiscal 2002.

    Income tax expense in the three quarters of fiscal 2003 was $61.2 million compared with income tax expense for the first three quarters of fiscal 2002 of $71.2 million. The effective income tax rate for the first three quarters of fiscal 2003 was 36.4% compared to 38.5% for the first three quarters of fiscal 2002. The full year fiscal 2002 effective tax rate was subsequently adjusted to 38.0% in the fourth quarter of fiscal 2004. The decline in the effective tax rate from 2002 to 2003 is due to the favorable adjustment to deferred tax assets recorded in the third quarter of fiscal 2003.

    The Company reported income before cumulative effect of accounting changes of $106.9 million for the first three quarters of fiscal 2003, compared to $113.7 million for the first three quarters of fiscal 2002. After the charge of $29.8 million ($18.5 million, net of tax) for the impairment of tradenames in our German, French and United Kingdom businesses, net income for the first nine months of fiscal 2002 was $95.2 million, or $3.01 per diluted share, compared to net income of $106.9 million or $3.33 per diluted share for the first nine months of fiscal 2003. Average shares outstanding were 31.6 million at June 29, 2002 and 32.1 million at June 28, 2003.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities was $42.1 million for the nine months ended June 28, 2003 compared to $153.2 million for the nine months ended June 29, 2002. Cash provided by operations in the first three quarters of fiscal 2003 was less than in the comparable fiscal 2002 period because of larger increases in accounts receivable and inventory, partially offset by a corresponding larger increase in accounts payable. Receivables increased from $435.1 million at June 2002 to $521.5 million at June 2003 due to higher sales in June 2003 compared to June 2002, a shift in sales towards retailers with longer payment terms and the effect of foreign exchange rates. Inventories increased from $301.9 million at June 29, 2002 to $323.3 million at June 28, 2003. However, inventories at the beginning of fiscal 2002 were $368.4 million compared to only $269.1 million at the beginning of fiscal 2003. Thus, the change in inventory at the end of June 2003 required $53.7 million in funds in fiscal 2003 compared to providing funds of $66.5 million in fiscal 2002. Accounts payable was similarly affected by the increased production activity during the fiscal 2003 period and increased $121.4 million compared to increasing only $46.4 in the fiscal 2002 period. Inventories and accounts payable also increased because of a step-up in production in May in North America in preparation for a production shut down in the fourth quarter.

    Cash used in investing activities was $83.5 million for the first nine months of fiscal 2003 compared to $66.6 million in the fiscal 2002 period. Capital expenditures increased from $33.9 million in fiscal 2002 to $40.8 million in fiscal 2003 in line with higher projected spending on plant, equipment and technology systems in fiscal 2003. Scotts LawnService(R) completed 15 acquisitions costing $17.1 million ($9.9 million of cash paid and $7.2 million of seller notes) thus far in fiscal 2003 compared to 13 acquisitions costing $24.1 million ($11.0 million of cash paid and $13.1 million of seller notes) in the first three quarters of fiscal 2002. In addition the acquisition of a pottery business was completed in May 2003 for $1.2 million. Payments on seller notes were $31.6 million in fiscal 2003 compared to $28.7 million in fiscal 2002. The timing of actual payments for acquisitions and seller notes reflects the terms and conditions of the various acquisition agreements.

    Financing activities used cash of $4.5 million for the nine months of fiscal 2003 compared to using $30.1 million in the prior year period. The decrease in cash used in financing activities was primarily due to lower repayments on the revolving credit facility. At June 29, 2002 the revolver balance had been paid down to $0.3 million, whereas at June 28, 2003, $37.0 remained outstanding.

    Our primary sources of liquidity are funds generated by operations and borrowings under our Credit Agreement. The Credit Agreement initially provided for borrowings in the aggregate principal amount of $1.1 billion consisting of term loan facilities in the aggregate amount of $525 million and a revolving credit facility in the amount of $575 million. Due to paydowns on our term loans, the amount remaining under the term loan facilities has been reduced to approximately $344.2 million as of June 28, 2003. Also, as of June 28, 2003, approximately $10.8 million of the $575 million revolving credit facility is committed for letters of credit; the balance of approximately $564.2 million is available for use against which $37.0 million was outstanding at June 28, 2003.

    Total debt was $815.6 million as of June 28, 2003, a decrease of $20.4 million compared with total debt at June 29, 2002 of $836.0 million. This decrease is due to the payments made on the term loans and seller notes during fiscal 2003. The impact of foreign exchange rates on our borrowings denominated in foreign currencies caused the June 28, 2003 total debt balance to be higher by $17.4 million compared to June 2002.

    As of June 28, 2003, we were in compliance with all debt covenants. The Credit Agreement contains covenants on interest coverage and leverage. The Credit Agreement and the Subordinated Note indenture also contain numerous negative covenants which we are also in compliance with thus far in fiscal 2003. There are no rating triggers in our Credit Agreement or the Subordinated Note indenture.

    We did not repurchase any common shares for treasury in fiscal 2001 or fiscal 2002, or thus far in fiscal 2003. We have not paid dividends on the common shares in the past and currently do not pay dividends on the common shares. We anticipate that cash will be retained and reinvested to support the growth of our business or to pay down indebtedness. The payment of future dividends, if any, on common shares will be determined by the Board of Directors of Scotts in light of conditions then existing, including our earnings and cash flows, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors.

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

    We are party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on accidents or product liability claims and alleged violations of environmental laws. We have reviewed our pending environmental and legal proceedings, including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of our insurance coverage and, we have established what we believe to be appropriate reserves. We believe that any liabilities that may result from these proceedings are not likely to have a material adverse effect on our liquidity, financial condition or results of operations. However, there can be no assurance that the final outcomes of these proceedings will not be material to the future cash flows, results of operations or financial condition of the Company.

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

ENVIRONMENTAL MATTERS

    We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking action aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial position; however, there can be no assurance that the resolution of these matters will not materially affect future quarterly or annual operating results. Additional information on environmental matters affecting us is provided in Note 9 of the Notes to Condensed, Consolidated Financial Statements (unaudited) as of and for the three month and nine month periods ended June 28, 2003 and in the fiscal 2002 Annual Report on Form 10-K under the "ITEM 1. BUSINESS - ENVIRONMENTAL AND REGULATORY CONSIDERATIONS" and "ITEM 3. LEGAL PROCEEDINGS" sections.

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

Please see Part II -- OTHER INFORMATION, Item 1. LEGAL PROCEEDINGS and Note 9 of the Notes to Condensed, Consolidated Financial Statements (unaudited) of the Company as of and for the three month and nine months ended June 28, 2003 for information regarding material litigation of the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

     With the participation of management of The Scotts Company (the "Registrant"), including the Registrant's principal executive officer and principal financial officer, the Registrant has evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Registrant's principal executive officer and principal financial officer have concluded that

     o information required to be disclosed by the Registrant in this Quarterly Report on Form 10-Q would be accumulated and communicated to the Registrant's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure;

     o information required to be disclosed by the Registrant in this Quarterly Report on Form 10-Q would be recorded, processed and summarized and would be reported within the time periods specified in the SEC's rules and forms; and

     o the Registrant's disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Registrant and its consolidated subsidiaries is made known to them, particularly during the period for which the Registrant's periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

     In addition, there were no significant changes during the period covered by this Quarterly Report on Form 10-Q in the Registrant's internal control over financial reporting (as defined in Rule 13a-15 of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

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

    United Industries subsequently filed its answer and counterclaim to the amended complaint. This answer and counterclaim is virtually identical to its original answer and counterclaim in that it seeks to cancel a specific Scotts' Miracle-Gro(R)and Design trademark registration (Reg. No. 2,139,929) and Scotts' pending Ortho(R)Orthene(R)Fire Ant Killer and Design trademark application (Serial No. 76/126,545). We believe that this counterclaim is without merit.

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

    In this suit, Scotts seeks to ensure that it is able to exercise its right to receive a bona fide offer to acquire TechPac, and Scotts seeks to recover compensatory and punitive damages in an amount as yet undetermined for Aventis' and Starlink's interference with Scotts' right to receive such an offer. On October 4, 2002, Starlink filed a motion to dismiss the complaint on jurisdictional grounds. On December 17, 2002, Aventis filed a similar motion. A referee has recommended that those motions be granted, and the question whether the referee's recommendation will be followed is currently pending before the United States District Judge to whom the action is assigned. Scotts intends to vigorously prosecute its claims against Aventis and Starlink. A trial date has not been set.

FOR ADDITIONAL INFORMATION ON MATERIAL LITIGATION, PLEASE SEE NOTE 9 OF THE NOTES TO THE COMPANY'S CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) AS OF AND FOR THE NINE MONTHS ENDED JUNE 28, 2003.

OTHER

    We are involved in other lawsuits and claims which arise in the normal course of our business. In our opinion, these claims individually and in the aggregate are not expected to result in a material adverse effect on our results of operations, financial position or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

As part of the consideration for the Miracle-Gro merger in 1995, the Company issued Series A Warrants, Series B Warrants and Series C Warrants to purchase an aggregate of three million common shares of the Company.

Hagedorn Partnership, L.P. exercised Series A Warrants during the Company's third quarter of fiscal 2003, all of which were done on a cashless basis in accordance with the terms of the Series A Warrants, as follows:

                    Series A Warrants                                        Common Shares
 Date                 Exercised                Exercise Price                  Received
-------             -----------------          --------------                -------------
4/23/03                  211,855                   $21                          133,803
5/5/03                    32,593                   $21                           20,543
6/3/03                    48,890                   $21                           27,886
6/18/03                   73,335                   $21                           42,129


Series A Warrants to purchase an aggregate of 611,113 common shares of the Company remained outstanding as of the end of the Company's third quarter of fiscal 2003. The exercise term for the remaining Series A Warrants expires in November 2003.

Hagedorn Partnership, L.P. exercised the balance of their Series B Warrants during the Company's third quarter of fiscal 2003, all of which were done on a cashless basis in accordance with the terms of the Series B Warrants:

                    Series B Warrants                                        Common Shares
 Date                  Exercised               Exercise Price                  Received
-------             -----------------          --------------                -------------
4/4/03                76,750                       $25                          41,902
4/23/03               54,320                       $25                          30,495


All Series C Warrants were exercised prior to the commencement of the Company's third quarter of fiscal 2003.

The Series A Warrants and Series B Warrants as well as the common shares issuable upon exercise of the Series A Warrants and Series B Warrants were registered pursuant to a Registration Statement on Form S-4 (Registration No. 33-57595) declared effective on March 15, 1995. If and to the extent that the Securities and Exchange Commission were to determine that such registration did not extend to the issuance of common shares of the Company upon exercise of the Series A Warrants and Series B Warrants, the Company may also be deemed to have issued the common shares in reliance upon the exemptions from registration provided in Section 4(2) and other related provisions of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) See Index to Exhibits at page 45 for a list of the exhibits included herewith.

         (b) On April 24, 2003 the Registrant furnished information to the SEC on a Current Report on Form 8-K dated that same date, reporting under "Item 9. Regulation FD Disclosure," (which information was also deemed provided under Item 12. "Results of Operations and Financial Condition") that on April 24, 2003, the Registrant issued a press release reporting its second quarter financial results. The press release included the following non-GAAP financial measures as defined in Regulation G: (1) adjusted net income, (2) adjusted diluted earnings per share, (3) EBITDA and (4) adjusted EBITDA. The Form 8-K included the disclosure required by Regulation G and Item 10 of Regulation S-K in respect of these non-GAAP financial measures.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE SCOTTS COMPANY


                               /s/  Christopher L. Nagel
                               -------------------------------------------------
                               Christopher L. Nagel
Date: August 12, 2003          Executive Vice President
                               and Chief Financial Officer
                               (Duly Authorized Officer) (Principal Financial
                               Officer)

                               THE SCOTTS COMPANY
                          QUARTERLY REPORT ON FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED JUNE 28, 2003

                                INDEX TO EXHIBITS


EXHIBIT NO.                            DESCRIPTION                                LOCATION
-----------                            -----------                                --------
10(x)              Letter agreement, dated April 23, 2003, between the               *
                   Registrant and Robert F. Bernstock

31(a)              Rule 13a-14(a)/15d-14(a) Certification (Principal                 *
                   Executive Officer)

31(b)              Rule 13a-14(a)/15d-14(a) Certification (Principal                 *
                   Financial Officer)

32                 Section 1350 Certifications (Principal Executive Officer          *
                   and Principal Financial Officer)



------------
*    Filed herewith.