Form 10-K
period 2003-09-30
SCOTTS COMPANY
filed 2003-12-11
CIK 825542

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the fiscal year ended September 30, 2003

                                       OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from ------------ to ------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The number of Common Shares of the registrant outstanding as of December 5, 2003 was 32,246,606.

Indicated by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes  X   No  _ .

The aggregate market value of Common Shares (the only common equity of the registrant) held by non-affiliates of the registrant computed by reference to the price at which Common Shares were last sold as of the last business day of the registrant's most recently completed second fiscal quarter (March 28, 2003) was $1,084,902,162.60.

                      DOCUMENT INCORPORATED BY REFERENCE:

PORTIONS OF THE PROXY STATEMENT FOR REGISTRANT'S 2004 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD JANUARY 29, 2004, ARE INCORPORATED BY REFERENCE INTO
PART III HEREOF.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Scotts Company, an Ohio corporation, is the combination of two of the most innovative companies in the consumer lawn and garden market: O.M. Scott & Sons, which traces its heritage back to a company founded by O.M. Scott in Marysville, Ohio in 1868, and Stern's Miracle-Gro Products, Inc., which traces its heritage back to a company formed on Long Island by Horace Hagedorn and his partner in 1951. In the mid 1900's, Scotts had become widely known for innovation in the development of quality lawn fertilizers and grass seeds that led to the creation of a new industry -- consumer lawn care. Today, we believe the Scotts(R), Turf Builder(R), Miracle-Gro(R) and Ortho(R) brands are among the most widely recognized brands in the U.S. consumer lawn and garden care industry. We are also Monsanto's exclusive agent for the marketing and distribution of consumer Roundup(R)* non-selective herbicide within the United States and other contractually specified countries.

     In fiscal 1995, through a stock for stock acquisition, Scotts and Miracle-Gro joined forces in what became the start of several acquisitions of other leading brands in the lawn and garden industry in North America and Europe. In fiscal 1999, we acquired the Ortho(R) brand and exclusive rights to market the consumer Roundup(R) brand, thereby adding industry-leading pesticides and herbicides to our controls portfolio. In the late 1990's, we completed several acquisitions in Europe which gave us well-known brands in France, Germany and the United Kingdom. We have also rapidly expanded into the lawn care service industry through our Scotts LawnService(R) business.

     We believe that our market leadership in the lawn and garden category is driven by our widely-recognized brands, consumer-focused marketing, superior product performance, supply chain competency, highly knowledgeable field sales and merchandising organization, and the strength of our relationships with major retailers in our product categories.

     We maintain an Internet website at http://www.scotts.com. (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate our website into this Form 10-K). We file our reports with the Securities and Exchange Commission (the "SEC") and make available, free of charge, on or through this website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

     Any of the materials we file with the SEC may also be read and copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the SEC's Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

COMPETITIVE STRENGTHS

     We believe we are the world's largest marketer of branded consumer lawn and garden fertilizers, control products and value-added growing media products. We have been able to achieve our market leading position through a combination of internal growth, driven by product line extensions and award-winning advertising campaigns, and acquisitions. Our portfolio of consumer brands includes the following:

Category                   Brands
----------------------------------------------
Lawns          Scotts(R); Turf Builder(R)
Gardens        Miracle-Gro(R); Osmocote(R)
Growing Media  Miracle-Gro(R); Scotts(R);
               Hyponex(R)
Grass Seed     Scotts(R); Turf Builder(R)
Controls       Ortho(R); Roundup(R)

---------------

* Roundup(R) is a registered trademark of Monsanto Technology LLC, a company affiliated with Monsanto Company.

                                      ----

     In addition, we have the following significant brands in Europe:
Miracle-Gro(R) plant fertilizers, Weedol(R) and Pathclear(R) herbicides, EverGreen(R) lawn fertilizers and Levington(R) growing media in the United Kingdom, KB(R) and Fertiligene(R) in France, Celaflor(R), Nexa-Lotte(R) and Substral(R) in Germany and Austria, and ASEF(R), KB(R) and Substral(R) in the Benelux countries. Scotts' market leadership is evidenced by the brand recognition across all product categories.

BUSINESS SEGMENTS

     In fiscal 2003, we divided our business into four reporting segments:

     - North American Consumer;
     - Scotts LawnService(R);
     - Global Professional; and
     - International Consumer.

     Financial information about these segments for the three years ended September 30, 2003 is presented in Note 21 to the Consolidated Financial Statements.

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

    TURF BUILDER(R). We sell a complete line of granular lawn fertilizer and combination products which include fertilizer and crabgrass control, weed control or pest control under the Scotts(R) Turf Builder(R) brand name. The Turf Builder(R) line of products is designed to make it easy for do-it-yourself consumers to select and properly apply the right product in the right quantity for their lawns.

    MIRACLE-GRO(R). We sell a complete line of plant foods under the Miracle-Gro(R) brand name. The leading product is a water-soluble plant food that, when dissolved in water, creates a diluted nutrient solution which is poured over plants or sprayed through an applicator and rapidly absorbed by a plant's roots and leaves. Miracle-Gro(R) products are specially formulated to give different kinds of plants the right kind of nutrition. While Miracle-Gro(R) All-Purpose Water-Soluble Plant Food is the leading product in the Miracle-Gro(R) line by market share, the Miracle-Gro(R) line includes other products such as Miracle-Gro(R) Rose Plant Food, Miracle-Gro(R) Tomato Plant Food, Miracle-Gro(R) Lawn Food and Miracle-Gro(R) Bloom Booster(R). Miracle-Gro continues to develop ways to improve the convenience of its products for the consumer. The Miracle-Gro(R) Garden Feeder provides consumers with an easy, fast and effective way to feed all the plants in their garden. We also introduced a high quality, slow release line of Miracle-Gro(R) plant foods for extended feeding convenience sold as Miracle-Gro(R) Shake 'N Feed(R).

    ORTHO(R). We sell a broad line of weed control, indoor and outdoor pest control and plant disease control products under the Ortho(R) brand name. Ortho(R) products are available in aerosol, liquid ready-to-use, concentrated, granular and dust forms. Ortho(R) control products include Weed-B-Gon(R), Brush-B-Gon(R), Bug-B-Gon(R), RosePride(R), Ortho-Klor(R), Ant-Stop(R), Orthene(R) Fire Ant Killer, Ortho(R) Home Defense(R) and Flea-B-Gon(R).

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

                                      ----

    OTHER PRODUCTS. We manufacture and market several lines of high quality lawn spreaders under the Scotts(R) brand name, including Scotts EdgeGuard(R) Total Performance spreaders, SpeedyGreen(R) rotary spreaders, AccuGreen(R) drop spreaders and Handy Green(R) II handheld lawn spreaders. We sell a line of hose-end applicators for water-soluble plant foods such as Miracle-Gro(R) products, a line of pottery products, and lines of applicators under the Ortho(R), Dial 'N Spray(R), and Pull 'N Spray(R) trademarks for the application of certain insect control products. We also sell numerous varieties and blends of high quality grass seed, many of them proprietary, designed for different conditions and geographies. These consumer grass seed products are sold under the Scotts(R) Pure Premium(R), Scotts(R) Turf Builder(R), Scotts(R) and PatchMaster(R) brands.

  SCOTTS LAWNSERVICE(R)

     In addition to our products, we provide residential lawn care, lawn aeration, tree and shrub care and external pest control services through our Scotts LawnService(R) business in the United States. These services consist primarily of fertilizer, weed control, pest control and disease control applications. Scotts LawnService(R) had 68 company operated locations serving 44 metropolitan markets, and 70 independent franchise locations as of September 30, 2003.

  GLOBAL PROFESSIONAL

     Through our Global Professional segment, we sell professional products to commercial nurseries, greenhouses and specialty crop growers in North America and internationally in many locations including Africa, Australia, the Caribbean, the European Union, Japan, Latin America, the Middle East, New Zealand and Southeast Asia.

     Our professional products include a broad line of sophisticated controlled-release fertilizers, water-soluble fertilizers, pesticide products, wetting agents and growing media products which are sold under brand names that include Banrot(R), Metro-Mix(R), Miracle-Gro(R), Osmocote(R), Peters(R), Poly-S(R), Rout(R), ScottKote(R), Sierrablen(R), Shamrock(R) and Sierra(R).

     Our branded plants business is also a part of the Global Professional segment. This business arranges for the sale of high-quality annual plants to retailers. The annuals are produced by independent growers according to a defined protocol and branded with the Miracle-Gro(R) trademark, in accordance with a licensing agreement. We receive a fee for each branded plant sold.

     Our biotechnology activities are conducted within our Global Professional segment. For more information, please see "Biotechnology".

     For information concerning risks attendant to our foreign operations, please see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Forward-Looking Statements."

  INTERNATIONAL CONSUMER

     In our International Consumer segment, we sell consumer lawn and garden products in over 25 countries outside of North America. Our International Consumer segment also manages and markets the consumer Roundup(R) business on behalf of Monsanto outside of North America under a long-term marketing agreement.

     Our International Consumer products and brand names vary from country to country depending upon the market conditions, brand name strength and the nature of our strategic relationships in a given country. For example, in the United Kingdom, we sell Miracle-Gro(R) plant fertilizers, Weedol(R) and Pathclear(R) herbicides, EverGreen(R) lawn fertilizers and Levington(R) growing media. Our other international brands include KB(R) and Fertiligene(R) in France, Celaflor(R), Nexa-Lotte(R) and Substral(R) in Germany and Austria, and ASEF(R), KB(R) and Substral(R) in the Benelux countries.

     For information concerning risks attendant to our foreign operations, please see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Forward-Looking Statements."

                                      ----

RESEARCH AND DEVELOPMENT

     We believe strongly in the benefits of research and development, and we continually invest in research and development to improve existing or develop new products, manufacturing processes and packaging and delivery systems. In fiscal 2003, 2002 and 2001, we spent approximately 1.5% of our net sales, or $30.4 million, $26.2 million and $24.7 million, respectively, on research and development, of which $6.3 million, $5.3 million and $4.1 million, respectively, was related to environmental and regulatory expenses. We believe that our long-standing commitment to innovation has benefited us, as evidenced by a portfolio of patents worldwide that support many of our fertilizers, grass seeds and application devices. In addition to the benefits of our own research and development, we benefit from the research and development activities of our suppliers.

     Our research and development worldwide headquarters is located at the Dwight G. Scott Research Center in Marysville, Ohio. We also have research and development facilities in Levington, the United Kingdom; Chazay, France; Ingelheim, Germany; Heerlen, the Netherlands and Sydney, Australia, as well as several research field stations located throughout the United States.

BIOTECHNOLOGY

     We believe that the development and commercialization of innovative products is an important key to our continued success.

     We have a long history of dedication to responsible research in search of better, more effective and easier to use products. In particular, we have worked for over 75 years to create better products for the establishment and maintenance of turfgrass. Biology and breeding have been a part of that research and development for the past 40 years. We remain dedicated to being the technology leader in turfgrass products. Today, that dedication results in research into products that can be enhanced with biotechnology, as well as products that can be improved through biology and breeding.

     Before a product enhanced with biotechnology may be sold in the United States, it must be "deregulated" by appropriate governmental agencies. Deregulation involves compliance with the rules and regulations of, and cooperation with, the United States Department of Agriculture, Animal and Plant Health Inspection Service (the "USDA"), the United States Environmental Protection Agency (the "U.S. EPA") and/or the Food and Drug Administration (the "FDA"). Therefore, any product enhanced with biotechnology for which we seek commercialization to the point of submitting a petition for deregulation will be subjected to rigorous and thorough governmental regulatory review.

     More specifically, as part of the deregulation process for any product enhanced with biotechnology, we are required to present evidence to the USDA in the form of scientifically rigorous studies showing that the product is not substantially different from products of the same species that have not been enhanced with biotechnology. We are also required to satisfy other agencies, such as the U.S. EPA and the FDA, as to their appropriate areas of regulatory authority. This process typically takes years to complete and also includes at least two opportunities for public comment.

     We submitted a petition for deregulation of a non-residential turfgrass product enhanced with biotechnology to the USDA on April 30, 2002. This turfgrass has been shown, through our research trials, to provide simple, more flexible and better weed control for golf courses in a manner that we believe is more environmentally friendly. The USDA requested additional information and data. We determined that it was more expedient to withdraw the petition and submit a revised petition that addressed the USDA's requests than to amend the current petition. On October 3, 2002, we withdrew our petition. We prepared a revised petition that addresses the USDA's requests and submitted it on April 14, 2003. That petition is still under review.

     There can be no assurance that our petition for deregulation of this turfgrass product enhanced with biotechnology will be approved, or that if approved and commercially introduced, it will generate any revenues or contribute to our earnings.

TRADEMARKS, PATENTS AND LICENSES

     The Scotts(R), Miracle-Gro(R), Hyponex(R) and Ortho(R) brand names and logos, as well as a number of product trademarks, including Turf Builder(R), Osmocote(R) and Peters(R), are federally and/or internationally

                                      ----
registered and are considered material to our business. We regularly monitor our trademark registrations, which are generally effective for ten years, so that we can renew those nearing expiration.

     As of September 30, 2003, we held 98 issued patents in the United States covering fertilizer, chemical and growing media compositions and processes, grasses and application devices. Many of these patents have also been issued in numerous countries around the world, bringing our total worldwide patents to more than 434. International patents are subject to annual renewal, with patent protection generally extending to 20 years from the date of filing. Many of our patents extend well into the next decade. In addition, we continue to file new patent applications each year. Currently, we have 181 pending patent applications worldwide. We also hold exclusive and non-exclusive patent licenses from various raw material suppliers, permitting the use and sale of additional patented fertilizers and pesticides.

     During fiscal 2003, we were granted a number of U.S. and international patents. Some of the more significant new patents include the new EdgeGuard(R) Spreader and "Autodose" liquid metering technology. Internationally, we continue to extend patent coverage of our core fertilizer technologies (controlled-release and water-soluble) and applicator technologies to additional countries within our European and Asia/ Pacific markets. Some of the more significant examples are: the extension of Osmocote(R) patents to Australia/New Zealand; the extension of Poly-S(R) patents to Canada and Australia; and the extension of Ortho(R) sprayer patents to Mexico and Finland.

     Three patents are scheduled to expire in fiscal 2004. The loss of these patents is not expected to materially affect the business. We have one patent currently being opposed by a third party in Europe. An unfavorable ruling by the European Patent Office could materially affect our indoor pest control market share in Germany. A ruling is expected early in calendar year 2004.

ROUNDUP(R) MARKETING AGREEMENT

     On September 30, 1998, we entered into a marketing agreement with Monsanto and became Monsanto's exclusive agent for the marketing and distribution of consumer Roundup(R) products (with additional rights to new products containing glyphosate or other similar non-selective herbicides) in the consumer lawn and garden market within the United States and other specified countries, including Australia, Austria, Canada, France, Germany and the United Kingdom.

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

     We are compensated under the marketing agreement based on the success of the consumer Roundup(R) business in the markets covered by the agreement. We receive a graduated commission to the extent that the earnings before interest and taxes of the consumer Roundup(R) business in the included markets exceed specified thresholds. Regardless of these earnings, we are required to make an annual contribution payment against the overall expenses of the Roundup(R) business. For fiscal 2003, and until 2018 or the earlier termination of the agreement, the minimum annual contribution payment is $25 million and may be higher if certain significant earnings targets are achieved.

     Our net commission under the marketing agreement is equal to the graduated commission amount described above, less the applicable contribution payment and amortization of the marketing rights advance payment. For fiscal 2003, the net commission was $17.6 million. See Note 3 to the Consolidated Financial Statements.

     The marketing agreement has no definite term, except as it relates to the European Union countries. With respect to the European Union countries, the initial term of the marketing agreement extends through September 30, 2005. After September 30, 2005, the parties may agree to renew the agreement with respect to the European Union countries for three successive terms ending on September 30, 2008, 2015 and 2018, with a separate determination being made by the parties at the expiration of each such renewal term as to whether to commence a subsequent renewal term. However, if Monsanto does not agree to any of the renewal terms with respect to the European Union countries, the commission structure will be recalculated in a manner likely to be favorable to us.

                                      ----

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

     If Monsanto terminates the marketing agreement upon a change of control of Monsanto or the sale of the consumer Roundup(R) business prior to September 30, 2008, we will be entitled to a termination fee in excess of $100 million. If we terminate the agreement upon an uncured material breach, material fraud or material willful misconduct by Monsanto, we will be entitled to receive a termination fee in excess of $100 million if the termination occurs prior to September 30, 2008. The termination fee declines over time from $100 million to a minimum of $16 million for terminations after September 30, 2008.

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

COMPETITION

     Each of our segments participates in markets that are highly competitive. Many of our competitors sell their products at prices lower than ours, and we compete primarily on the basis of product quality, product performance, supply chain efficiencies, value, brand strength and advertising.

     In the North American consumer do-it-yourself lawn and garden markets and pest control markets, we compete against "control label" products as well as branded products. "Control label" products are those sold under a retailer-owned label or a supplier-owned label, which are sold exclusively at a specific retail chain. The control label products that we compete with include Vigoro(R) products sold at Home Depot, Sta-Green(R) products sold at Lowe's, and KGro(R) products sold at Kmart. Our competitors in branded lawn and garden products and the consumer pest control markets include United Industries Corporation, Bayer AG, Central Garden & Pet Company, Garden Tech, Enforcer Products, Inc., Green Light Company and Lebanon Chemical Corp.

     TruGreen-ChemLawn(R), a division of ServiceMaster, has the leading market share in the U.S. lawn care service market and has a substantially larger share of this market than our Scotts LawnService(R).

     With respect to growing media products, in addition to nationally distributed, branded competitive products, we face competition from regional competitors who compete primarily on the basis of price for commodity growing media business.

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

     The international professional horticulture markets in which we compete are also very competitive, particularly the markets for controlled-release and water-soluble fertilizer products. We have numerous U.S. and European competitors in these international markets, including Pursell Industries, Inc., Compo GmbH,

                                      ----

Norsk Hydro ASA, Haifa Chemicals Ltd. and Kemira Oyj. We also face competition from control label products.

     Internationally, we face strong competition in the consumer do-it-yourself lawn and garden market, particularly in Europe. Our competitors in the European Union include Bayer AG, Kali & Salz (Compo, Algoflash brands) and a variety of local companies.

SIGNIFICANT CUSTOMERS

     Approximately 69% of our worldwide sales in fiscal 2003 were made by our North American Consumer segment. Within the North American Consumer segment, approximately 38% of our sales in fiscal 2003 were made to Home Depot, 19% to Wal*Mart, 14% to Lowe's and 5% to Kmart. We face strong competition for the business of these significant customers. The loss of any of these customers or a substantial decrease in the volume or profitability of our business with any of these customers could have a material adverse effect on our earnings and profits.

STRATEGIC INITIATIVES

  INTERNATIONAL PROFIT IMPROVEMENT PLAN

     In August 2002, we announced an initiative to reduce costs and improve the profitability of our European consumer and professional businesses. The original plan called for an investment of between $50 million and $60 million in these businesses by the end of 2005. We now expect to invest between $45 million and $55 million over this time frame by leveraging high-value, lower risk initiatives to drive significant improvement in the profitability of these businesses. Approximately 25% of the expected investment is for capital expenditures, primarily for the installation of SAP, an Enterprise Resource Planning (ERP) system, in our largest European operations (France, Germany and the United Kingdom). The project also involves reorganization and rationalization of our European supply chain, increased sales force productivity and a shift to pan-European category management of our product portfolio that will constitute approximately 75% of the expected investment. As part of this initiative, restructuring and other charges will be incurred at various times. For further information concerning the restructuring charges incurred in fiscal years 2003, 2002 and 2001, see Note 4 to the Consolidated Financial Statements.

  DEVELOPING STRONG RELATIONSHIPS WITH KEY RETAILERS

     We believe that our leading brands and our industry-leading media advertising make our products "traffic builders" at retail locations. In addition, our leading full line of branded consumer lawn and garden products gives us an advantage in selling to retailers who value the efficiency of dealing with a limited number of suppliers. We have made significant investments in the past few years to establish business development teams at Home Depot, Wal*Mart, Lowe's and Kmart to work with their buyers and supply chain management to maximize mutual sales opportunities and improve the efficient distribution of products. In addition, we serve as the lawn and garden category advisor for Wal*Mart and Kmart. We are also the largest supplier of consumer lawn and garden products to the hardware co-op channel and made significant efforts in 2003 to build our presence with the independent trade. In 2003, we were named supplier of the year by four of our major retail partners: Home Depot and Wal*Mart, our two largest customers in the United States, B&Q, our largest account in the United Kingdom, and OBI, our largest do-it-yourself customer in Germany. We also received preferred vendor status at Carrefour, our largest account in France.

  ENHANCING MARKET LEADERSHIP THROUGH CONSUMER-FOCUSED BRAND MANAGEMENT

     We intend to continue to execute our successful marketing strategies used to strengthen our leading market positions. In fiscal 2003, we invested over $95 million on advertising better targeted to our key consumer audience and focused on Scotts' product superiority. We believe that our approach to marketing, which balances consumer-directed advertising (e.g. prime time television spots) with retailer-oriented promotions, builds brand awareness and drives product sales growth. We have grown sales, increased market share and expanded the lawn and garden category over the past five years through successful execution of this strategy for our four principal brands -- Scotts(R), Miracle-Gro(R), Ortho(R) and Roundup(R). We market and distribute Roundup(R) brand products exclusively to the consumer lawn and garden market in

                                      ----
the United States and certain other countries on behalf of Monsanto. Our strategy is to grow the overall consumer lawn and garden category and to capture substantially all of this growth.

  PURSUING ATTRACTIVE GROWTH INITIATIVES

     We believe that the power of our brands provides us with significant opportunities to extend our business to new products and channels. To pursue these opportunities, at the end of fiscal 2002, we created a New Business Development Group within North America. This group has and will continue to focus on extending Scotts' brands into adjacent consumer lawn and garden categories that are currently not characterized by branded, value-added products. The group will also focus on exploiting underdeveloped sales channels, such as grocery and drug stores, and improving our business with independent retailers through a combination of tailored programs and unique products or packaging. In fiscal 2003, we acquired two pottery distribution companies and are finalizing plans to introduce branded, value-added products to the $1.2 billion United States pottery category in fiscal 2004.

  EXPANDING SCOTTS LAWNSERVICE(R)

     The number of lawn owners who want lawn and garden care but do not want to do it themselves represents a significant portion of the total market. We recognize that our portfolio of well-known brands provides us with a unique ability to extend our brands into the lawn and garden service business. We believe that the strength of our brands provides us with a significant competitive advantage in acquiring new customers and we have spent the past several years developing our Scotts LawnService(R) business model. The business has grown significantly from revenues of approximately $42 million in fiscal 2001 to approximately $110 million in fiscal 2003. A significant portion of this growth has been fueled by geographic expansion and acquisitions. We completed approximately $30 million of lawn service acquisitions in fiscal 2003 and anticipate continuing to make selective acquisitions in fiscal 2004 and beyond, although at a slower pace than in recent years. Significant investments will continue to be made in our Scotts LawnService(R) business infrastructure with the focus being to continually improve our customer service throughout the organization.

  SUPPLY CHAIN EXCELLENCE

     Over the past several years, we have focused on building world-class manufacturing and distribution capabilities. We have successfully developed this expertise through both significant investments and incorporation of supply chain related metrics into our key business and incentive measures. We have invested, and continue to invest, in systems to allow us to better capture and analyze supply chain information. For instance, in fiscal 2001, we completed implementation of the ERP software system for our North American businesses at a cost of approximately $55 million. This level of investment and focus has allowed us to develop what we believe is a significant competitive advantage in serving our retail customers. We have significantly improved customer service rates which, coupled with more closely tying shipments to when the consumer purchases Scotts' products from the retail shelf, has allowed our customers to improve inventory turns and reduce average inventory levels. The investments we have made in our production facilities have improved manufacturing flexibility, allowing us to improve our inventory turns and reduce our average inventory levels as well.

SEASONALITY AND BACKLOG

     Our business is highly seasonal with approximately 73% and 74% of our net sales occurring in our combined second and third quarters of fiscal 2003 and fiscal 2002, respectively.

     Consistent with prior years, we anticipate that significant orders for the upcoming spring season will start to be received late in the winter and continue through the spring season. Historically, substantially all orders are received and shipped within the same fiscal year with minimal carryover of open orders at the end of the fiscal year.

RAW MATERIALS

     We purchase raw materials for our products from various sources that we presently consider to be adequate, and no one source is considered essential to any of our segments or to our business as a

                                      ----
whole. We are subject to market risk from fluctuating market prices of certain raw materials, including urea and other chemicals as well as paper and plastic products. Our objectives surrounding the procurement of these materials are to ensure continuous supply and to minimize costs. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. We do not enter into forward contracts or other market instruments as a means of minimizing our risk exposures on these materials but, when appropriate, we will procure a certain percentage of our needs in advance of the season to secure pre-determined prices.

DISTRIBUTION

     We manufacture products for our North American Consumer segment at our facilities in Marysville, Ohio; Ft. Madison, Iowa and Temecula, California, as well as use a number of third party contract packers. The primary distribution centers for our North American Consumer segments are strategically placed mixing warehouses across the United States, that are co-managed by Scotts and a third party logistics provider.

     Our Global Professional segment produces horticultural products at company-owned fertilizer manufacturing facilities located in the United States, and in Heerlen, the Netherlands. Certain products are also produced for the Global Professional segment from other company-owned facilities and subcontractors in the United States and Europe. The majority of shipments to customers are made via common carriers through distributors in the United States and a network of public warehouses and distributors in Europe.

     We manufacture the non-growing media products for our International Consumer business at our facilities in Howden, the United Kingdom and Bourth, France, as well as use a number of third party contract packers. The primary distribution centers for our International Consumer businesses are located in the United Kingdom, France and Germany and are managed by a logistics provider.

     The growing media products for our International Consumer segment unit are produced at our facilities in Hatfield, the United Kingdom and Hautmont, France and at a number of third party contract packers. Growing media products are generally shipped direct without passing through either a distribution center or mixing warehouse.

EMPLOYEES

     As of September 30, 2003, we employed 2,962 full-time employees in the United States and an additional 1,043 full-time employees located outside the United States. During peak sales and production periods, we utilize seasonal and temporary labor.

     None of our U.S. employees are members of a union. Approximately 110 of our full-time U.K. employees are members of the Transport and General Workers Union and have full collective bargaining rights. An undisclosed number of our full-time employees at our office in Ecully, France are members of the Confederation Francaise Democratique du Travail and Confederation Generale du Travail, participation in which is confidential under French law. In addition, a number of union and non-union full-time employees are members of works councils at three sites in Bourth, Hautmont and Ecully, France, and a number of non-union employees are members of works councils in Ingelheim, Germany. In the Waardenburg office in the Netherlands, a small number of the approximately 130 employees are members of a workers union, but we are not responsible for collective bargaining negotiations with this union. In the Netherlands, we are governed by the Works Councils Act with respect to the union. Works councils represent employees on labor, employment matters and manage social benefits.

     We consider our current relationships with our employees, both unionized and non-unionized, in the United States and internationally, to be satisfactory.

ENVIRONMENTAL AND REGULATORY CONSIDERATIONS

     Local, state, federal and foreign laws and regulations relating to environmental matters affect us in several ways. In the United States, all products containing pesticides must be registered with the U.S. EPA (and similar state agencies) before they can be sold. The inability to obtain or the cancellation of any such registration could have an adverse effect on our business, the severity of which would depend on the products involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and

                                      ----
access to, substitute active ingredients, but there can be no assurance that we will continue to be able to avoid or minimize these risks. Fertilizer and growing media products are also subject to state and foreign labeling regulations. Our manufacturing operations are subject to waste, water and air quality permitting and other regulatory requirements of federal and state agencies.

     The Food Quality Protection Act, enacted by the United States Congress in August 1996, establishes a standard for food-use pesticides, which standard is the reasonable certainty that no harm will result from the cumulative effects of pesticide exposures. Under this Act, the U.S. EPA is evaluating the cumulative risks from dietary and non-dietary exposures to pesticides. The pesticides in our products, certain of which may be used on crops processed into various food products, are typically manufactured by independent third parties and continue to be evaluated by the U.S. EPA as part of this exposure risk assessment. The U.S. EPA or the third party registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. This occurred in recent years with regard to diazinon and chlorpyrifos. We cannot predict the outcome or the severity of the effect of these continuing evaluations.

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

     Regulations and environmental concerns also exist surrounding peat extraction in the United Kingdom and the European Union. In August 2000, English Nature, the nature conservation advisory body to the United Kingdom government, notified us that three of our peat harvesting sites in the United Kingdom were under consideration as possible "Special Areas of Conservation" under European Union law. In April 2002, working in conjunction with Friends of the Earth (United Kingdom), we reached agreement with English Nature to transfer our interests in the properties and for the immediate cessation of all but a limited amount of peat extraction on one of the three sites. As a result of this agreement, we have withdrawn our objection to the proposed European designations as Special Areas of Conservation and will undertake restoration work on the sites, for which we will receive additional consideration from English Nature. We believe that we have sufficient raw material supplies available to replace the peat extracted from such sites.

REGULATORY ACTIONS

     In June 1997, the Ohio Environmental Protection Agency (the "Ohio EPA") initiated an enforcement action against us with respect to alleged surface water violations and inadequate treatment capabilities at our Marysville, Ohio facility and seeking corrective action under the federal Resource Conservation and Recovery Act. The action relates to several discontinued on-site disposal areas which date back to the early operations of the Marysville facility that we had already been assessing and, in some cases, remediating, on a voluntary basis. On December 3, 2001, an agreed judicial Consent Order was submitted to the Union County Common Pleas Court and was entered by the court on January 25, 2002.

     Now that the Consent Order has been entered, we have paid a $275,000 fine and must satisfactorily remediate the Marysville site. We have continued our remediation activities with the knowledge and oversight of the Ohio EPA. We completed an updated evaluation of our expected liability related to this matter based on the fine paid and remediation actions that we have taken and expect to take in the

                                      ----
future. As a result, we accrued an additional $3.0 million in the third quarter of fiscal 2002 to increase our reserve based on the latest estimates.

     In addition to the dispute with the Ohio EPA, we are negotiating with the Philadelphia District of the U.S. Army Corps of Engineers regarding the terms of site remediation and the resolution of the Corps' civil penalty demand in connection with our prior peat harvesting operations at our Lafayette, New Jersey facility. We are also addressing remediation concerns raised by the Environment Agency of the United Kingdom with respect to emissions to air and groundwater at our Bramford (Suffolk), the United Kingdom facility. We have reserved for our estimates of probable costs to be incurred in connection with each of these matters.

     At September 30, 2003, $6.8 million was accrued for the environmental and regulatory matters described herein. The most significant component of this accrual is the estimated cost for site remediation of $4.5 million. Most of the costs accrued as of September 30, 2003 are expected to be paid in fiscal 2004 and 2005; however, payments could be made for a period thereafter.

     We believe that the amounts accrued as of September 30, 2003 are adequate to cover our known environmental exposures based on current facts and estimates of likely outcome. However, the adequacy of these accruals is based on several significant assumptions, including the following:

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

     During fiscal 2003, we made approximately $1.5 million in environmental expenditures, compared with approximately $0.3 million in environmental capital expenditures and $5.4 million in environmental expenditures for fiscal 2002. Included in the $5.4 million is the $3.0 million increase in the accrual for future costs related to site remediation as described above.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     For certain information concerning our international revenues and long-lived assets, see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Note 21 to the Consolidated Financial Statements.

ITEM 2. PROPERTIES

     We have fee or leasehold interests in approximately 140 properties.

     We lease land from the Union County Community Improvement Corporation in Marysville, Ohio for our headquarters and for our research and development functions. We own property in Marysville, Ohio for our manufacturing and distribution facilities. Combined, these facilities are situated on approximately 875 acres of land.

     The North American Consumer segment uses three additional research facilities. We own one in Apopka, Florida, another in Gervais, Oregon, and a third in Valley Center, California. We also own a production facility, which encompasses 27 acres, in Fort Madison, Iowa and lease a spreader and other durable components manufacturing facility in Temecula, California. We operate 24 growing media facilities in 18 states -- 18 of which are owned by us and six of which are leased. Most of our growing media facilities include production lines, warehouses, offices and field processing areas. We lease one compost facility, located at a bagging facility in Lebanon, Connecticut. We also lease sales offices in Atlanta, Georgia; Troy, Michigan; Wilkesboro, North Carolina; Rolling Meadows, Illinois; and Bentonville, Arkansas.

                                      ----

     Scotts LawnService(R) conducts its company-owned operations from approximately 68 leased facilities, primarily office/warehouse units in industrial/office parks, across the United States serving 44 metropolitan markets.

     The Global Professional segment has offices in Marysville, Ohio and leases an office in Waardenburg, the Netherlands and a manufacturing facility used to produce and pack coated fertilizers in Heerlen, the Netherlands. We also lease two manufacturing facilities for Global Professional horticultural products in North Charleston, South Carolina and Travelers Rest, South Carolina and lease a research facility in Waterloo, New York.

     The International Consumer segment leases its U.K. office, located in Godalming (Surrey); its French headquarters and local operations office, located in Ecully; a German office, located in Ingelheim; an Australian office, located in Baulkan Hills (New South Wales); and a Canadian office located in Toronto. We own manufacturing facilities in Howden and Hatfield (East Yorkshire) in the United Kingdom. We also own a blending and bagging facility for growing media in Hautmont, France; and a plant in Bourth, France, that we use for formulating, blending and packaging control products for the consumer market. We lease a research and development facility in Chazay, France. Our site in Heerlen, the Netherlands is both a research and development and a manufacturing site for coated fertilizers for the consumer and professional markets. We maintain a sales and research and development facility at our Ingelheim, Germany site and own a research and development facility in Levington, the United Kingdom. We lease a sales office in Sint Niklaas, Belgium.

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

     Pending material legal proceedings are as follows:

AGREVO ENVIRONMENTAL HEALTH, INC.

     On June 3, 1999, AgrEvo Environmental Health, Inc. ("AgrEvo") (which subsequently changed its name to Aventis Environmental Health Science USA LP) filed a complaint in the U.S. District Court for the Southern District of New York (the "New York Action"), against Scotts, a subsidiary of Scotts, and Monsanto seeking damages and injunctive relief for alleged antitrust violations and breach of contract by Scotts and its subsidiary and antitrust violations and tortious interference with contract by Monsanto. Scotts purchased a consumer herbicide business from AgrEvo in May 1998. AgrEvo claims in the suit that Scotts' subsequent agreement to become Monsanto's exclusive sales and marketing agent for Monsanto's consumer Roundup(R) business violated the federal antitrust laws. AgrEvo contends that Monsanto attempted to or did monopolize the market for non-selective herbicides and conspired with Scotts to eliminate the herbicide Scotts previously purchased from AgrEvo, which competed with Monsanto's Roundup(R). AgrEvo also contends that Scotts' execution of various agreements with Monsanto, including the Roundup(R) marketing agreement, as well as Scotts' subsequent actions, violated agreements between AgrEvo and Scotts.

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

                                      ----

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

CENTRAL GARDEN & PET COMPANY

  SCOTTS V. CENTRAL GARDEN, SOUTHERN DISTRICT OF OHIO

     On June 30, 2000, Scotts filed suit against Central Garden & Pet Company ("Central Garden") in the U.S. District Court for the Southern District of Ohio (the "Ohio Action") to recover approximately $24 million in accounts receivable and additional damages for other breaches of duty.

     Central Garden filed counterclaims including allegations that Scotts and Central Garden had entered into an oral agreement in April 1998 whereby Scotts would allegedly share with Central Garden the benefits and liabilities of any future business integration between Scotts and Monsanto. The court has dismissed a number of Central Garden's counterclaims as well as Scotts' claims that Central Garden breached other duties owed to Scotts. On April 22, 2002, a jury returned a verdict in favor of Scotts of $22.5 million and for Central Garden on its remaining counterclaims in an amount of approximately $12.1 million. Various post-trial motions were filed. As a result of those motions, the trial court has reduced Central Garden's verdict by $750,000, denied Central Garden's motion for a new trial on two of its counterclaims and granted the parties pre-judgment interest on their respective verdicts. On September 22, 2003, the court entered a final judgment, which provided for a net award to Scotts of approximately $14 million, together with interest at 2.31% through the date of payment. Central Garden has appealed and Scotts has cross-appealed from that final judgment.

     Two counterclaims that the court permitted Central Garden to add on the eve of trial were subsequently settled.

  CENTRAL GARDEN V. SCOTTS & PHARMACIA, NORTHERN DISTRICT OF CALIFORNIA

     On July 7, 2000, Central Garden filed suit against Scotts and Pharmacia in the U.S. District Court for the Northern District of California (San Francisco Division) alleging various claims, including breach of contract and violations of federal antitrust laws, and seeking an unspecified amount of damages and injunctive relief. On April 15, 2002, Scotts and Central Garden each filed summary judgment motions in this action. On June 26, 2002, the court granted summary judgment in favor of Scotts and dismissed all of Central Garden's then remaining claims. The case is now pending on appeal in the United States Court of Appeals.

  CENTRAL GARDEN V. SCOTTS & PHARMACIA, CONTRA COSTA SUPERIOR COURT

     On October 31, 2000, Central Garden filed a complaint against Scotts and Pharmacia in the California Superior Court for Contra Costa County. That complaint seeks to assert breach of contract claims and claims under Section 17200 of the California Business and Professions Code. On December 4, 2000, Scotts and Pharmacia jointly filed a motion to stay this action based on the pendency of prior lawsuits that

                                      ----
involve the same subject matter. By order dated February 23, 2001, the Superior Court stayed the action pending before it. The Court recently granted Scotts' motion to lift the stay and is considering a motion to dismiss filed by Scotts. Central Garden and Pharmacia have settled their claims relating to this action.

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

     In this suit, Scotts seeks to ensure that it is able to exercise its right to receive a bona fide offer to acquire TechPac, and Scotts seeks to recover compensatory and punitive damages in an amount as yet undetermined for Aventis' and Starlink's interference with Scotts' right to receive such an offer. On October 4, 2002, Starlink filed a motion to dismiss the complaint on jurisdictional grounds. On December 17, 2002, Aventis filed a similar motion. A referee has recommended that those motions be granted, and the question of whether the referee's recommendation will be followed is currently pending before the United States District Judge to whom the action is assigned. Scotts intends to vigorously prosecute its claims against Aventis and Starlink. A trial date has not been set.

SCOTTS V. UNITED INDUSTRIES, SOUTHERN DISTRICT OF FLORIDA

     On April 15, 2002, Scotts and OMS Investments, Inc., a subsidiary of Scotts that holds various Scotts intellectual property assets ("OMS Investments"), filed a six count complaint against United Industries Corp. and Pursell Industries, Inc. -- now known as U.S. Fertilizer Corporation -- for acts of (1) federal trademark and trade dress infringement; (2) federal unfair competition;
(3) federal dilution; (4) common law trademark and trade dress infringement in violation of Florida law and other applicable law; (5) common law unfair competition in violation of Florida law and other applicable law; and (6) dilution in
                                      ----
violation of Florida law and other applicable law. The claims against U.S. Fertilizer were subsequently resolved by a Settlement Agreement and Release dated February 6, 2003. In this Settlement Agreement and Release, U.S. Fertilizer acknowledged and agreed "that Scotts' trade dress as well the overall color designs and design layout that are utilized on the packaging of Scotts' Turf Builder(R) line as identified in the Civil Action (the "Turf Builder Trade Dress") are valid, protectable, and non-functional trade dress." U.S. Fertilizer is no longer a party to this action.

     Shortly after filing the original complaint in this matter, Scotts filed its motion for preliminary injunction, which motion sought an injunction enjoining United Industries, pending trial, from manufacturing, producing, shipping, distributing, advertising, promoting, displaying, selling or offering for sale products in the then current packaging for its Spectracide(R) No Odor Fire Ant Killer Ready-to-Use Dust product and from otherwise using any trademarks, trade dress, packaging, promotional materials or other items which incorporated or were confusingly similar to the trademarks and trade dress featured in Scotts' Ortho(R) Orthene(R) Fire Ant Killer product packaging. Despite finding that United Industries had intentionally copied Scotts' trade dress, the trial court denied the motion for preliminary injunction. Scotts appealed, but the United States Court of Appeals for the Eleventh Circuit affirmed.

     On December 13, 2002, Scotts filed an amended complaint. The amended complaint contains the same causes of action as the original complaint, but asserts additional grounds in support of plaintiffs' claim that United Industries has infringed and diluted plaintiffs' Miracle-Gro(R) trade dress. The amended complaint also revises certain of the allegations in the original complaint to conform to facts recently learned.

     United Industries subsequently filed its answer and counterclaim to the amended complaint. This answer and counterclaim is virtually identical to its original answer and counterclaim in that it seeks to cancel a specific Scotts' Miracle-Gro(R) and Design trademark registration (Reg. No. 2,139,929) and Scotts' pending Ortho(R) Orthene(R) Fire Ant Killer and Design trademark application (Serial No. 76/126,545). We believe that this counterclaim is without merit.

     On April 21, 2003, the parties mediated the matters. While several points of tentative agreement were reached, no settlement agreement has been reached or entered into. Since then, the parties have exchanged drafts of a proposed settlement agreement.

     We do not anticipate incurring any damages relating to this action.

SCOTTS V. BAYER CROPSCIENCE, LP, SOUTHERN DISTRICT OF OHIO

     On May 29, 2003, Scotts and OMS Investments, filed a four count complaint against Bayer CropScience, LP ("Bayer") for acts of (1) federal unfair competition; (2) federal dilution; (3) common law trade dress infringement and unfair competition; and (4) copyright infringement. The complaint alleges that Bayer's line of lawn fertilizer products infringes and dilutes Scotts' proprietary rights in the packaging of its Turf Builder(R) and LawnPro(R) Super Turf Builder(R) line of products. The complaint seeks both injunctive and monetary relief.

     Bayer filed its answer and affirmative defenses on June 19, 2003. Bayer asserted no counterclaims. No discovery has commenced as the Court has yet to issue a scheduling order or set a trial date.

OTHER

     The Company recently has been named a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products. The complaints in these cases, which are in their preliminary stages, are not specific about the plaintiffs' contacts with the Company or its products. Scotts in each case is one of numerous defendants and none of the claims seek damages from the Company alone. The Company intends to vigorously defend the cases and does not believe they are material to the Company's financial position or results of operations.

     It is not currently possible to reasonably estimate a probable loss, if any, associated with the cases and, accordingly, no accrual or reserves have been recorded in the Company's consolidated financial statements as of September 30, 2003. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material adverse effect on the

                                      ----

Company, its financial condition or its results of operations. The Company is reviewing agreements and policies that may provide insurance coverage or indemnity as to these claims.

     We are involved in other lawsuits and claims which arise in the normal course of our business. In our opinion, these claims individually and in the aggregate are not expected to result in a material adverse effect on our results of operations, financial position or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders of The Scotts Company during the fourth quarter of fiscal 2003.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of The Scotts Company, their positions and, as of December 5, 2003, their ages and years with The Scotts Company (and its predecessors) (referred to in this Supplemental Item as "Scotts") are set forth below.

                                                                                        Years with
Name                     Age                      Position(s) Held                        Scotts
--------------------------------------------------------------------------------------------------
James Hagedorn           48    President, Chief Executive Officer and Chairman of the        16
                               Board
Michael P. Kelty, Ph.D.  53    Vice Chairman and Executive Vice President                    24
David M. Aronowitz       47    Executive Vice President, General Counsel and                  5
                               Secretary
Michel J. Farkouh        46    Executive Vice President, International                        5
Christopher L. Nagel     41    Executive Vice President and Chief Financial Officer           5
Denise S. Stump          49    Executive Vice President, Global Human Resources               3
Robert F. Bernstock      53    Executive Vice President and President, North America         <1

     Executive officers serve at the discretion of the Board of Directors pursuant to employment agreements or other arrangements.

     The business experience of each of the individuals listed above during at least the past five years is as follows:

     Mr. Hagedorn was named Chairman of the Board in January 2003. He was named President and Chief Executive Officer of Scotts in May 2001. He served as President and Chief Operating Officer of Scotts from April 2000 to May 2001. From December 1998 to April 2000, he served as President, Scotts North America. He was previously Executive Vice President, U.S. Business Groups, of Scotts, from October 1996 to December 1998. Mr. Hagedorn also serves as a director of Scotts. Mr. Hagedorn is the son of Horace Hagedorn, Director Emeritus of Scotts, and is the brother of Katherine Hagedorn Littlefield, a director of Scotts.

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

     Mr. Farkouh was named Executive Vice President, International of Scotts in October 2003. From October 2001 to October 2003, he served as Executive Vice President, International Consumer Business Group of Scotts. From May 2001 to October 2001, he served as Senior Vice President, International Consumer Business Group, of Scotts, having served as interim Senior Vice President, International Consumer Business Group from October 2000 to May 2001. From May 1999 to October 2000, he served as Senior Vice President, Zone 3, International, having joined Scotts France SAS in January 1999. From January

                                      ----

1997 to the time he joined Scotts, he was Vice President, Worldwide Lawn and Garden Category Manager, of Monsanto Company.

     Mr. Nagel was named Executive Vice President of Scotts in February 2003 and Chief Financial Officer of Scotts in January 2003. From August 2001 to January 2003, he served as Senior Vice President, North American and Corporate Finance of Scotts. From September 1998 to August 2001, Mr. Nagel served as Vice President and Corporate Controller of Scotts. He was also interim Chief Financial Officer from May 1999 to August 1999. He joined Scotts in September 1998.

     Ms. Stump was named Executive Vice President, Global Human Resources, of Scotts in February 2003. She was named Senior Vice President, Global Human Resources of Scotts in October 2002. From July 2001 until October 2002, Ms. Stump served as Vice President, Human Resources North America, of Scotts. From September 2000 until July 2001, Ms. Stump served as Vice President, Human Resources Technology and Operations, of Scotts. From April 1998 to September 2000, Ms. Stump served as Director, Human Resources, for the Ross Products Division of Abbott Laboratories, a manufacturer and marketer of pediatric and adult nutritional products.

     Mr. Bernstock was named Executive Vice President and President, North America of Scotts in June 2003. Mr. Bernstock served as Senior Vice President & General Manager -- Air Fresheners, Food Products & Branded Commercial Markets of Dial Corporation, a manufacturer and marketer of soap products, laundry detergents, air fresheners and canned meats, from October 2002 to May 2003. From January 2002 to September 2002, he served as Special Advisor to the Chairman and Chief Executive Officer of Verticalnet, Inc., a provider of collaborative supply chain solutions software, and as a consultant to Dial. From January 2001 to January 2002, Mr. Bernstock served as Acting Chairman, President and Chief Executive Officer of Atlas Commerce, Inc. ("Atlas"), a provider of collaborative supply chain solutions software, prior to the acquisition of Atlas by Verticalnet, Inc., in January 2002. From March 1998 to January 2001, he served as President, Chief Executive Officer and a Director of Vlasic Foods International Inc. ("Vlasic"), a producer, marketer and distributor of branded convenience food products. On January 29, 2001, Vlasic and its United States operating subsidiaries filed voluntary petitions for reorganization relief pursuant to Chapter 11 of the United States Bankruptcy Code. From July 1997 to March 1998, Mr. Bernstock served as Executive Vice President of Campbell Soup Company, a manufacturer and marketer of prepared food products, and President of its U.S. Grocery Division. Mr. Bernstock serves as a director of Verticalnet, Inc.

                                      ----

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common shares of The Scotts Company trade on the New York Stock Exchange under the symbol "SMG".

                                                                   Sale Prices
                                                              ----------------------
                                                               High            Low
------------------------------------------------------------------------------------
FISCAL 2003
1st quarter                                                   $49.97          $43.54
2nd quarter                                                    55.19           47.49
3rd quarter                                                    57.70           46.65
4th quarter                                                    57.15           49.48

FISCAL 2002
1st quarter                                                   $47.30          $34.45
2nd quarter                                                    48.99           43.47
3rd quarter                                                    50.35           42.39
4th quarter                                                    49.39           35.43

     We have not paid dividends on the common shares in the past and do not presently plan to pay dividends on the common shares. It is presently anticipated that earnings will be retained and reinvested to support the growth of our business. The payment of future dividends, if any, on common shares will be determined by the Board of Directors of The Scotts Company in light of conditions then existing, including our earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors.

     As of December 5, 2003, there were approximately 12,528 shareholders including holders of record and our estimate of beneficial holders.

     As part of the consideration for the Miracle-Gro merger in 1995, The Scotts Company issued Series A Warrants, Series B Warrants and Series C Warrants to purchase an aggregate of three million common shares of The Scotts Company.

     Hagedorn Partnership, L.P. exercised the balance of its Series A Warrants during the fourth quarter of fiscal 2003, all of which were exercised on a cashless basis in accordance with the terms of the Series A Warrants, as follows:

          SERIES A WARRANTS                    COMMON SHARES
 DATE         EXERCISED       EXERCISE PRICE     RECEIVED
-------   -----------------   --------------   -------------
7/8/03         60,000              $21            36,667
7/15/03        70,000              $21            42,853
7/28/03        69,260              $21            42,099
8/5/03         81,482              $21            49,486
8/19/03       113,649              $21            69,696
8/26/03       106,574              $21            65,919
8/27/03        60,000              $21            36,923
9/2/03         41,629              $21            26,178
9/3/03          8,519              $21             5,389

                                      ----

     All Series B Warrants and Series C Warrants had been exercised prior to the commencement of the fourth quarter of fiscal 2003.

     The Series A Warrants as well as the common shares issuable upon exercise of the Series A Warrants were registered pursuant to a Registration Statement on Form S-4 (Registration No. 33-57595) declared effective on March 15, 1995. If and to the extent that the Securities and Exchange Commission were to determine that such registration did not extend to the issuance of common shares of The Scotts Company upon exercise of the Series A Warrants, The Scotts Company may also be deemed to have issued the common shares in reliance upon the exemptions from registration provided in Section 4(2) and other related provisions of the Securities Act of 1933.

                                      ----

ITEM 6. SELECTED FINANCIAL DATA

                               FIVE YEAR SUMMARY
                    FOR THE FISCAL YEAR ENDED SEPTEMBER 30,
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                         2003(1)        2002(1)        2001(1)(2)       2000(1)        1999(3)
---------------------------------------------------------------------------------------------------------------
OPERATING RESULTS:
  Net sales(6)                           $1,910.1       $1,748.7        $1,670.4        $1,656.2       $1,550.6
  Gross profit(6)(4)                        690.8          634.9           596.4           603.8          563.3
  Income from operations(4)                 232.5          239.2           116.4           210.2          196.1
  Income before extraordinary items
    and cumulative effect of change
    in accounting                           103.8          101.0            15.5            73.1           69.1
  Income applicable to common
    shareholders                            103.8           82.5            15.5            66.7           53.5
  Depreciation and amortization              52.2           43.5            63.6            61.0           56.2
FINANCIAL POSITION:
  Working capital                           364.4          278.3           249.1           234.1          274.8
  Property, plant and equipment,
    net                                     338.2          329.2           310.7           290.5          259.4
  Total assets                            2,027.9        1,901.4         1,843.0         1,761.4        1,769.6
  Total debt                                757.6          829.4           887.8           862.8          950.0
  Total shareholders' equity                728.2          593.9           506.2           477.9          443.3
CASH FLOWS:
  Cash flows from operating
    activities                              218.0          233.6            65.7           171.5           78.2
  Investments in property, plant
    and equipment                            51.8           57.0            63.4            72.5           66.7
  Cash invested in acquisitions,
    including payments on seller
    notes                                    57.1           63.0            37.6            19.3          506.2
RATIOS:
  Operating margin                           12.2%          13.7%            7.0%           12.7%          12.6%
  Current ratio                               1.8            1.6             1.5             1.6            1.7
  Total debt to total book
    capitalization                           51.0%          58.3%           63.7%           64.3%          68.2%
  Return on average shareholders'
    equity (book value)                      15.7%          15.0%            3.1%           14.5%          12.6%
PER SHARE DATA:
  Basic earnings per common
    share(7)                             $   3.36       $   2.81        $   0.55        $   2.39       $   2.93
  Diluted earnings per common
    share(7)                                 3.23           2.61            0.51            2.25           2.08
  Stock price to diluted earnings
    per share, end of period                 16.9           16.0            66.9            14.9           16.6
  Stock price at year-end                   54.70          41.69           34.10           33.50          34.63
  Stock price range -- High                 57.70          50.35           47.10           42.00          47.63
  Stock price range -- Low                  43.54          34.45           28.88           29.44          26.63
OTHER:
  EBITDA(5)                                 284.7          282.7           180.0           271.2          252.3
  EBITDA margin(5)                           14.9%          16.2%           10.8%           16.4%          16.3%
  Interest coverage
    (EBITDA/interest expense)(5)              4.1            3.7             2.1             2.9            3.2
  Average common shares outstanding          30.9           29.3            28.4            27.9           18.3
  Common shares used in diluted
    earnings per common share
    calculation                              32.1           31.7            30.4            29.6           30.5
  Dividends on Class A Convertible
    Preferred Stock                      $    0.0       $    0.0        $    0.0        $    6.4       $    9.7

---------------

NOTE: Prior year presentations have been changed to conform to fiscal 2003 presentation; these changes did not impact net income.

(1) Includes Scotts LawnService(R) acquisitions from dates acquired.

(2) Includes Substral(R) brand acquired from Henkel KGaA from January 2001.

                                      ----

(3) Includes Rhone-Poulenc Jardin (nka Scotts France SAS) from October 1998, ASEF Holding BV from December 1998 and the non-Roundup(R) ("Ortho") business from January 1999.

(4) Income from operations for fiscal 2003, 2002 and 2001 includes $17.1, $8.1 and $75.7 of restructuring and other charges, respectively. Gross profit for fiscal 2003, 2002 and 2001 includes $9.1, $1.7 and $7.3 of restructuring and other charges, respectively.

(5) EBITDA is defined as income from operations, plus depreciation and amortization. We believe that EBITDA provides additional information for determining our ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient to meet cash requirements. EBITDA margin is calculated as EBITDA divided into net sales. Our measure of EBITDA may not be similar to other similarly titled captions used by other companies. A numeric reconciliation of EBITDA to income from operations is as follows:

                                               For the fiscal year ended September 30,
                                              ------------------------------------------
                                               2003     2002     2001     2000      1999
----------------------------------------------------------------------------------------
Income from operations                        $232.5   $239.2   $116.4   $210.2   $196.1
Depreciation and amortization                   52.2     43.5     63.6     61.0     56.2
                                              ------   ------   ------   ------   ------
EBITDA                                        $284.7   $282.7   $180.0   $271.2   $252.3
                                              ======   ======   ======   ======   ======

(6) For fiscal 2002, we adopted EITF 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products" which requires that certain consideration from a vendor to a retailer be classified as a reduction in sales. As had many other companies, we had historically classified these as advertising and promotion costs. The information for all periods presented reflects this new method of presentation. Also, certain expenses previously recorded as advertising were reclassified to marketing within selling, general and administrative expenses.

(7) Basic and diluted earnings per share would have been as follows if the accounting change for intangible assets adopted in the fiscal year beginning October 1, 2001, had been adopted as of October 1, 1999:

                                                              For the fiscal
                                                                year ended
                                                              September 30,
                                                              --------------
                                                              2001     2000
----------------------------------------------------------------------------
Income available to common shareholders                       $32.1    $83.4
Basic earnings per share                                       1.13     2.98
Diluted earnings per share                                     1.05     2.81

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Scotts is a leading manufacturer and marketer of consumer branded products for lawn and garden care and professional horticulture in North America and Europe. We also have a presence in Australia, the Far East, Latin America and South America. Also, in the United States, we operate the second largest residential lawn service business, Scotts LawnService(R). In fiscal 2003, our operations were divided into four business segments: North American Consumer, Scotts LawnService(R), Global Professional, and International Consumer. The North American Consumer segment includes the Lawns, Gardening Products, Ortho(R) and Canadian business groups. We are also Monsanto's exclusive agent for the marketing and distribution of consumer Roundup(R) non-selective herbicide within the United States and other contractually specified countries.

     In fiscal 2003, we continued the rapid expansion of our Scotts LawnService(R) business. Through acquisitions and internal growth, revenues increased from approximately $42 million in fiscal 2001 to over $110 million in fiscal 2003. We completed $30 million of lawn care acquisitions in fiscal 2003 and expect
                                      ----
to continue to make selective acquisitions in fiscal 2004 and beyond, although at a somewhat slower pace.

     As a leading consumer branded lawn and garden company, we focus our consumer marketing efforts, including advertising and consumer research, on creating consumer demand to pull products through the retail distribution channels. In the past three years, we have spent approximately 5% of our net sales annually on media advertising to support and promote our products and brands. We have applied this consumer marketing focus for the past several years, and we believe that Scotts receives a significant return on these marketing expenditures. We expect that we will continue to focus our marketing efforts toward the consumer and make additional significant investments in consumer marketing expenditures in the future to continue to drive market share and sales growth. In fiscal 2004, we expect to increase advertising spending as we deliver a new media message for the Ortho(R) line, increase our advertising spending on selected brands in Europe and continue to have the largest share of voice in our lawn and garden categories in North America.

     Our sales are susceptible to global weather conditions, primarily in North America and Europe. For instance, periods of wet weather like we experienced this past spring in the United States adversely impacted fertilizer sales but increased demand for certain pesticide products. We believe that our past acquisitions have somewhat diversified both our product line risk and geographic risk to weather conditions.

     Historically, the majority of our shipments to retailers have occurred in the second and third fiscal quarters. However, over the past two years, retailers have reduced their pre-season inventories by relying on vendors to deliver products "in season" when consumers seek to buy our products. This change in retailer purchasing patterns and the increasing importance of Scotts LawnService(R) revenues, has caused a sales shift from our second fiscal quarter to the third and fourth fiscal quarters. Net sales by quarter were 9.5%, 35.4%, 37.2%, and 17.9%, respectively, of fiscal 2003 net sales. Concurrent with this sales shift, and because of the expansion of Scotts LawnService(R), the Company has experienced a shift in profitability from the second to third and fourth fiscal quarters, with the third fiscal quarter now more profitable than the second fiscal quarter. Results for the Company's fourth fiscal quarter, historically a loss making quarter, improved substantially in fiscal 2003. We expect the trend towards stronger third and fourth fiscal quarter sales and profits to continue in fiscal 2004.

     Beginning in fiscal 2003, the Company began expensing prospective grants of employee stock-based compensation awards in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of SFAS No. 123". The fair value of future awards will be expensed ratably over the vesting period, which has historically been three years, except for grants to directors, which have a six-month vesting period. The related compensation expense recorded in fiscal 2003 was $4.8 million.

     In fiscal 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This standard eliminates the requirement to amortize indefinite-lived assets and goodwill. It also requires an initial impairment test on all indefinite-lived assets as of the date of adoption of this standard and impairment tests done at least annually thereafter. As a result of adopting the standard as of October 1, 2001, amortization expense for fiscal 2003 and 2002 was reduced by approximately $21.0 million in each year.

     We completed our impairment analysis in the second quarter of fiscal 2002, taking into account additional guidance provided by EITF 02-07, "Unit of Measure for Testing Impairment of Indefinite-Lived Intangible Assets." As a result, a pre-tax impairment charge related to the value of tradenames in our German, French and United Kingdom consumer businesses of $29.8 million was recorded as of October 1, 2001. After income taxes, the net charge was $18.5 million which is recorded as a cumulative effect of a change in accounting principle. There was no goodwill impairment as of the date of adoption. Upon completing the annual impairment analysis in the first quarter of fiscal 2003, it was determined that a charge for impairment was not required.

     In fiscal 2002, we announced the International Profit Improvement Plan to improve the operations and profitability of our European-based consumer and professional businesses. By the end of 2005, we anticipate spending between $45 million and $55 million in the aggregate on various projects related to
                                      ----
this plan, approximately 25% of which will be capital expenditures. Approximately 75% of the total spending relates to the reorganization and rationalization of our European supply chain, increased sales force productivity and a shift to pan-European category management of our product portfolio. In the fourth quarter of fiscal 2002, we announced the closure of a manufacturing plant in Bramford, England. In the fourth quarter of fiscal 2002, $4.0 million of severance and additional pension costs related to the closure were recorded and reported as restructuring and other charges. The closure was completed in May 2003 with the transfer of United Kingdom fertilizer production to our Howden, United Kingdom facility. For further information concerning the restructuring charges incurred in fiscal years 2003, 2002 and 2001, see Note 4 to the Consolidated Financial Statements.

     In fiscal 2001, Scotts adopted accounting policies that required certain amounts payable to customers or consumers related to the purchase of our products to be recorded as a reduction in net sales rather than as advertising and promotion expense (e.g., volume rebates and coupons). In fiscal 2002, Scotts adopted EITF 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." This standard requires Scotts to record certain of its cooperative advertising expenditures as reductions of net sales rather than as advertising and promotion expense. Results for prior fiscal years have been reclassified to conform to this new presentation method for these expenses.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The following discussion and analysis of the consolidated results of operations and financial position should be read in conjunction with our Consolidated Financial Statements included under "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA"

     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, restructuring, environmental matters, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates that we believe are most critical to our reporting of results of operations and financial position are as follows:

     - We have significant investments in property and equipment, intangible assets and goodwill. Whenever changing conditions warrant, we review the realizability of the assets that may be impacted. At least annually, we review indefinite-lived intangible assets for impairment. The review for impairment of long-lived assets, intangibles and goodwill takes into account estimates of future cash flows. Our estimates of future cash flows are based upon budgets and longer-range plans. These budgets and plans are used for internal purposes and are also the basis for communication with outside parties about future business trends. While we believe the assumptions we use to estimate future cash flows are reasonable, there can be no assurance that the expected future cash flows will be realized. As a result, impairment charges that possibly should have been recognized in earlier periods may not be recognized until later periods if actual results deviate unfavorably from earlier estimates.

     - We continually assess the adequacy of our reserves for uncollectible accounts due from customers. However, future changes in our customers' operating performance and cash flows or in general

                                      ----
       economic conditions could have an impact on their ability to fully pay these amounts which could have a material impact on our operating results.

     - Reserves for product returns are based upon historical data and current program terms and conditions with our customers. Changes in economic conditions, regulatory actions or defective products could result in actual returns being materially different than the amounts provided for in our interim or annual results of operations.

     - Reserves for excess and obsolete inventory are based on a variety of factors, including product changes and improvements, changes in active ingredient availability and regulatory acceptance, new product introductions and estimated future demand. The adequacy of our reserves could be materially affected by changes in the demand for our products or regulatory actions.

     - As described more fully in the Notes to the Consolidated Financial Statements for the fiscal year ended September 30, 2003, we are involved in significant environmental and legal matters which have a high degree of uncertainty associated with them. We continually assess the likely outcomes of these matters and the adequacy of amounts, if any, provided for these matters. There can be no assurance that the ultimate outcomes will not differ materially from our assessment of them. There can also be no assurance that all matters that may be brought against us or that we may bring against other parties are known to us at any point in time.

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

     - Also, as described more fully in the Notes to the Consolidated Financial Statements, we have not accrued the deferred contribution under the Roundup(R) marketing agreement with Monsanto or the per annum charges thereon. We consider this method of accounting for the contribution payments to be appropriate after consideration of the likely term of the agreement, our ability to terminate the agreement without paying the deferred amounts, and the fact that approximately $18.6 million of the deferred amount is never paid, even if the agreement is not terminated prior to 2018, unless significant earnings targets are exceeded. At September 30, 2003, contribution payments and related per annum charges of approximately $49.2 million had been deferred under the agreement.

NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE

     The Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities -- an interpretation of ARB No. 51" (FIN 46), in January 2003. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do
                                      ----
not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The Company will be required to adopt this interpretation in the first quarter of fiscal 2004. The Company is still evaluating the provisions of FIN 46 and its related FASB Staff Positions for applicability to the Company's Scotts LawnService(R) franchises are currently being reviewed for application of this Interpretation. The Company has no other special purpose entities that would be applicable under this Interpretation.

RESULTS OF OPERATIONS

     The following table sets forth the components of income and expense as a percentage of net sales for the three years ended September 30, 2003:

                                                      2003                     2002                  2001
-----------------------------------------------------------------------------------------------------------
Net sales                                              100.0%                   100.0%                100.0%
Cost of sales                                           63.3                     63.6                  63.9
Restructuring and other charges                          0.5                      0.1                   0.4
                                                    --------                 --------              --------
Gross profit                                            36.2                     36.3                  35.7
Commission earned from marketing
  agreement, net                                         0.9                      0.9                   1.3
Advertising                                              5.1                      4.7                   5.3
Selling, general and administrative                     17.1                     17.0                  18.4
Selling, general and
  administrative -- lawn service
  business                                               2.4                      1.8                   1.0
Restructuring and other charges                          0.4                      0.4                   4.1
Amortization of goodwill and other
  intangibles                                            0.4                      0.3                   1.7
Other income, net                                       (0.5)                    (0.7)                 (0.5)
                                                    --------                 --------              --------
Income from operations                                  12.2                     13.7                   7.0
Interest expense                                         3.6                      4.4                   5.3
                                                    --------                 --------              --------
Income before income taxes                               8.6                      9.3                   1.7
Income taxes                                             3.2                      3.5                   0.8
                                                    --------                 --------              --------
Income before cumulative effect of
  accounting change                                      5.4                      5.8                   0.9
Cumulative effect of change in
  accounting for intangible assets,
  net of tax                                                                     (1.1)
                                                    --------                 --------              --------
Net income                                               5.4%                     4.7%                  0.9%
                                                    ========                 ========              ========

     The following table sets forth net sales by business segment for the three years ended September 30, 2003:

                                                      2003                     2002                  2001
-----------------------------------------------------------------------------------------------------------
                                                                         ($ millions)
North American Consumer:
  Lawns                                             $  581.7                 $  523.3              $  495.8
  Gardening Products                                   472.5                    471.7                 446.3
  Ortho(R)                                             225.6                    220.9                 222.2
  Canada                                                35.3                     26.7                  26.5
  Other                                                  3.5                      0.3                   0.6
                                                    --------                 --------              --------
     Total                                           1,318.6                  1,242.9               1,191.4
Scotts LawnService(R)                                  110.4                     75.6                  41.2
International Consumer                                 281.3                    246.8                 252.1
Global Professional                                    199.8                    183.4                 185.7
                                                    --------                 --------              --------
Consolidated                                        $1,910.1                 $1,748.7              $1,670.4
                                                    ========                 ========              ========

                                      ----

FISCAL 2003 COMPARED TO FISCAL 2002

     Net sales for fiscal 2003 increased 9.2% to $1,910.1 million from $1,748.7 million in fiscal 2002.

     North American Consumer segment net sales were $1,318.6 million in fiscal 2003, an increase of $75.7 million, or 6.1%, from net sales for fiscal 2002 of $1,242.9 million. Within the North American Consumer segment, Lawns net sales in fiscal 2003 increased a robust 11.2% due to strong acceptance of the new Miracle-Gro(R) lawn fertilizer line at Wal*Mart and continued strong sales of Turf Builder(R) lawn fertilizer, control products and grass seed. Gardening Products sales, which include growing media and garden fertilizers, were essentially flat year-over-year with higher sales of value-added Miracle-Gro(R) potting mix and garden soils mainly offset by lower sales of commodity growing media products. Ortho(R)'s net sales increased 2.1% in fiscal 2003, driven largely by strong sales of selective and non-selective weed control products and continued growth of the Ortho(R) Home Defense(R) indoor and perimeter pest control product line, partially offset by lower outdoor insect control sales. Several important outdoor insect control products are scheduled for re-launch with increased advertising support in fiscal 2004.

     Scotts LawnService(R) net sales increased 46.0% from $75.6 million in fiscal 2002 to $110.4 million in fiscal 2003. The growth in net sales has been largely fueled by geographic expansion and acquisitions. Spending on acquisitions, including seller-financing, reached $30.6 million in fiscal 2003 versus $54.0 million in fiscal 2002. Fiscal 2002 was impacted by a major acquisition late in the year, representing nearly one-half of fiscal 2002 acquisition spending and favorably impacting fiscal 2003 net sales.

     Net sales for the International Consumer segment were $281.3 million in fiscal 2003, an increase of $34.5 million, or 14.0%, compared to fiscal 2002. Excluding the effects of currency fluctuations and non-recurring sales from previous supply agreements, net sales increased approximately $5.0 million, or 2.0%, in fiscal 2003. Sales increased in all major countries except Germany which experienced lower sales due to increased regulatory restrictions and product line gaps that are being addressed in fiscal 2004.

     Net sales for the Global Professional segment reached $199.8 million in fiscal 2003, an increase of $16.4 million, or 8.9%, compared to fiscal 2002. Excluding the effects of currency fluctuations, sales were essentially flat but reflected a shift to more profitable controlled-release fertilizer sales due to management's decision to exit certain lower margin growing media businesses.

     Selling price changes were not material to net sales in fiscal 2003 or fiscal 2002.

     Gross profit increased $55.9 million in fiscal 2003 compared to fiscal 2002. As a percentage of net sales, gross profit was 36.2% of net sales in fiscal 2003 compared to 36.3% in fiscal 2002. Favorable impacts were realized from certain supply chain initiatives and higher volume. These benefits were offset by unfavorable warehousing and material handling costs and product mix, particularly in our Lawns business, which was also impacted by higher urea costs. Lastly, restructuring and other expenses, included in cost of sales, primarily related to International supply chain initiatives, increased from $1.7 million in fiscal 2002 to $9.1 million in fiscal 2003, reducing gross profit as a percentage of net sales by 39 basis points.

     The net commission earned from the Roundup(R) marketing agreement in fiscal 2003 was $17.6 million compared to $16.2 million in fiscal 2002. The increase from the prior year is primarily due to strong underlying growth in Roundup(R) sales, which drove the gross commission higher, partially offset by a $5.0 million increase in the contribution payment due to Monsanto, which increased from $20.0 million in fiscal 2002 to $25.0 million in fiscal 2003.

     Advertising expenses in fiscal 2003 were $97.7 million, an increase of $15.5 million from fiscal 2002. The increase in advertising expenses is primarily due to the re-launch of television media support for the Ortho(R) line and media support for new product launches such as Miracle-Gro(R) Shake N' Feed(R). Foreign currency fluctuations also increased reported advertising expenses by $2.7 million.

     Selling, general and administrative ("SG&A") expenses in fiscal 2003 were $380.4 million compared to $336.0 million for fiscal 2002. Excluding the expensing of stock-based compensation, infrastructure investment in the Scotts LawnService(R) and restructuring and other charges, the Company's SG&A expenses increased $22.6 million, or 7.6%, compared to 2002. This increase is primarily due to investments to support our expansion into adjacent categories and channels, investments to expand the functionality and capability of our business development offices at our largest retailers, and foreign exchange fluctuations.

                                      ----

SG&A expenses for Scotts LawnService(R) increased 50% from $30.8 million in fiscal 2002 to $46.2 million in fiscal 2003, primarily due to growth in the branch service network, supporting our plan to rapidly expand to a national platform. SG&A restructuring and other expenses increased from $6.4 million in fiscal 2002 to $8.0 million in fiscal 2003, primarily related to the implementation of the International Profit Improvement Plan.

     Amortization of goodwill and intangibles increased from $5.7 million in fiscal 2002 to $8.6 million in fiscal 2003, primarily due to foreign currency fluctuations and higher expenses related to the amortization of certain intangibles, primarily related to customer lists acquired by Scotts LawnService(R).

     Other income, net was $10.8 million in fiscal 2003, compared to $12.0 million in fiscal 2002. The Company realized a net reduction of approximately $4 million from an agreement to cease peat extraction in the United Kingdom. Increased Scotts LawnService(R) franchise fees and royalty income recorded in fiscal 2002 partially off-set the reduction related to peat extraction.

     Income from operations in fiscal 2003 was $232.5 million, compared to $239.2 million in fiscal 2002. This decrease in income from operations reflects higher net sales and gross profit, offset by greater investments in media advertising and higher SG&A expenses, higher restructuring spending in Europe (to support our International Profit Improvement Plan) and the adoption of an accounting change to expense stock-based compensation awards.

     For segment reporting purposes, earnings before interest, taxes and amortization is used as the measure for income from operations ("operating income"). On that basis, operating income in the North American Consumer segment increased from $273.7 million in fiscal 2002 to $276.1 million in fiscal 2003, on an increase in net sales from $1,242.9 million in fiscal 2002 to $1,318.6 million in fiscal 2003. Higher sales volume (primarily in the Lawns business) and favorable volume-related manufacturing cost absorption were largely offset by a decrease in gross profit margin as a percentage of net sales (due to product mix and increased urea and warehousing costs), and higher media and SG&A expenses.

     Scotts LawnService's(R) operating income decreased from $8.8 million in fiscal 2002 to $6.2 million in fiscal 2003 due to planned infrastructure investments and higher field labor and truck costs, largely the result of poor spring weather that delayed the start of the spring treatment season. These higher costs more than offset increased margin resulting from higher net sales, which were driven by geographic expansion and acquisitions.

     International Consumer's operating income was $9.1 million in fiscal 2003, compared to $16.3 million in fiscal 2002. The decrease in fiscal 2003 operating income is largely due to planned restructuring expenses, as outlined in the Company's International Profit Improvement Plan, and a non-recurring peat transaction gain recognized in fiscal 2002. Foreign currency fluctuations also favorably impacted operating income.

     Global Professional's operating income increased from $13.4 million in fiscal 2002 to $22.4 million in fiscal 2003 primarily due to higher gross profit margins, largely driven by stringent cost controls and management's decision to exit low margin commodity growing media. Foreign currency fluctuations also favorably impacted operating income.

     Interest expense decreased from $76.3 million in fiscal 2002 to $69.2 million in fiscal 2003. The decrease in interest expense was primarily due to debt repayments and strong operating cash flow, which resulted in lower average borrowing levels as compared to the prior year, and lower interest rates on our credit revolver and variable rate term loans. The weighted average cost of debt was 7.96% in fiscal 2003 compared to 8.30% in fiscal 2002.

     Income tax expense for fiscal 2003 was $59.5 million, compared to $61.9 million in fiscal 2002. This decrease in income tax expense as compared to the prior year primarily was the result of a reduction in the Company's effective tax rate from 38.0% in 2002 to 36.4% in 2003, due to an adjustment of state deferred income taxes resulting from a detailed review of state effective tax rates, and increased utilization of foreign tax credits in fiscal 2003.

     The Company reported income before cumulative effect of accounting changes of $103.8 million for fiscal 2003, compared to $101.0 million in fiscal 2002. After the charge of $29.8 million ($18.5 million, net of tax) for the impairment of trade names in our German, French and United Kingdom businesses, net

                                      ----
income for fiscal 2002 was $82.5 million, or $2.61 per diluted share, compared to net income of $103.8 million, or $3.23 per diluted share, in fiscal 2003.

     Average diluted shares outstanding increased from 31.7 million in fiscal 2002 to 32.1 million in fiscal 2003, due to option and warrant exercises and the impact on common stock equivalents of a higher average share price in fiscal 2003.

FISCAL 2002 COMPARED TO FISCAL 2001

     Net sales for fiscal 2002 increased 4.7% to $1,748.7 million from $1,670.4 million in fiscal 2001.

     North American Consumer segment net sales were $1,242.9 million in fiscal 2002, an increase of $51.5 million, or 4.3%, from net sales for fiscal 2001 of $1,191.4 million. Within the North American Consumer segment, Lawns net sales increased in fiscal 2002 over 5.5% due to strong acceptance of our new SummerGuard(R) product and continued strong sales of Turf Builder(R) lawn fertilizer, control products and grass seed; Gardening Products net sales increased over 11% due to continued strong performance of our value-added line of Miracle-Gro(R) potting mix and garden soil with an off-setting decline of 5.5% in our garden fertilizers due primarily to a colder and wetter May (the business peak sales month) in the Midwest and Eastern portions of the United States. Ortho(R) net sales were down slightly in fiscal 2002. Despite an increase in consumer purchases of certain product lines, overall Ortho(R) net sales declined slightly in fiscal 2002 as we reduced national television advertising support to reassess our campaign for this line and prepared for a new campaign in fiscal 2003.

     Scotts LawnService(R) net sales increased over 83% from $41.2 million in fiscal 2001 to $75.6 million in fiscal 2002. The growth in net sales reflects the growth in the business from the acquisitions completed in fiscal 2002, new branch openings in late winter of 2001 and the growth in customers from our spring 2002 and fall 2001 marketing campaigns. Spending on acquisitions, including seller-financing, increased from nearly $18.0 million in fiscal 2001 to over $54.0 million in fiscal 2002. Due to one major acquisition, nearly one-half of fiscal 2002's acquisition spending occurred in August 2002 resulting in only a minor contribution to fiscal 2002's revenue growth.

     Net sales for the International Consumer segment were $246.8 million in fiscal 2002, which were $5.3 million, or 2.1%, lower than net sales for fiscal 2001. Excluding the effects of currency fluctuations, net sales declined over $7.0 million from fiscal 2001 to fiscal 2002. Efforts by retailers to reduce their inventory investment and more closely time their purchases to consumer purchases contributed to the year over year sales decrease.

     Net sales for the Global Professional segment were $183.4 million in fiscal 2002, which were $2.3 million, or 1.2%, lower than net sales for fiscal 2001. The decline was primarily in North America where our customers, the end-user growers, have been impacted by retailer initiatives to reduce inventory levels.

     Selling price changes were not material to net sales in fiscal 2002 or fiscal 2001.

     Gross profit increased $38.5 million in fiscal 2002 from fiscal 2001. As a percentage of net sales, gross profit was 36.3% of net sales in fiscal 2002 compared to 35.7% in fiscal 2001. In North America, cost savings from our supply chain and purchasing initiatives to reduce manufacturing costs were partially offset by lower absorption of fixed costs due to lower production levels. Production levels were lowered in order to reduce North American inventory levels, which declined over $92 million from the end of fiscal 2001 to the end of fiscal 2002. Other factors affecting margins were better product mix, particularly in our Lawns and Gardening Products businesses, and the increasing contribution of our rapidly growing Scotts LawnService(R) business which has higher margins than our other business units. Lastly, restructuring expenses included in cost of sales declined from $7.3 million in fiscal 2001 to $1.7 million in fiscal 2002 which improved gross profit as a percentage of net sales by 32 basis points.

     The net commission earned from the Roundup(R) marketing agreement in fiscal 2002 was $16.2 million, compared to $20.8 million in fiscal 2001. The decrease from the prior year is primarily due to a $5.0 million increase in the contribution payment due to Monsanto to $20.0 million in fiscal 2002 from $15.0 million in fiscal 2001.

                                      ----

     Advertising expenses in fiscal 2002 were $82.2 million, a decrease of $6.9 million from advertising expenses in fiscal 2001 of $89.1 million. The decrease in advertising expenses from the prior year is primarily due to efficiencies from improved media buying and lower rates and reduced media spending on the Ortho(R) line which was replaced with more in-store promotional support, which is a marketing expense included in SG&A expenses.

     SG&A expenses in fiscal 2002 were $336.0 million, compared to $392.5 million for fiscal 2001. The reduction is primarily due to restructuring and other charges of $68.4 million in fiscal 2001 compared to only $6.4 million in fiscal 2002. Excluding restructuring expenses in both fiscal years, the $3.0 million environmental charge in fiscal 2002 and SG&A expenses of the Scotts LawnService(R) business from both fiscal 2002 and 2001 results, SG&A expenses were $295.8 million, or 16.9% of net sales, in fiscal 2002 compared to $307.9 million, or 18.4%, of net sales in fiscal 2001 which reflects the benefits in fiscal 2002 from the cost reduction efforts undertaken in 2001 through reduction in workforce and other restructuring activities even though other costs such as litigation-related legal expenses and information systems support expenses increased in fiscal 2002 from fiscal 2001.

     Fiscal 2002 includes $1.7 million of restructuring charges in costs of sales related to the redeployment of inventory from closed plants and warehouses and $2.4 million in SG&A expenses related to the relocation of personnel for the restructuring activities initiated in fiscal 2001. Under generally accepted accounting principles in the United States, these costs have been expensed in the period incurred. Also, in the fourth quarter of fiscal 2002, approximately $4.0 million in restructuring charges, primarily severance and pension costs, related to the announced closure of a plant in Bramford, England were recorded. In fiscal 2001, $7.3 million of restructuring and other charges were recorded in cost of sales and $68.4 million in SG&A costs.

     Amortization of goodwill and intangibles in fiscal 2002 declined to $5.7 million from $27.7 million in fiscal 2001, primarily due to the adoption of SFAS No. 142 in fiscal 2002.

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

     Income from operations for fiscal 2002 was $239.2 million, compared with $116.4 million for fiscal 2001. The increase in income from operations over the prior year is the result of lower restructuring expenses, increased gross margin from the increase in net sales, lower advertising spending, lower SG&A expenses, and the effect of the change in accounting for amortization of indefinite-lived assets.

     Operating income in the North American Consumer segment increased from $250.7 million for fiscal 2001 to $273.7 million for fiscal 2002 on an increase in net sales from $1,191.4 million in fiscal 2001 to $1,242.9 million in fiscal 2002. Gross margin improvement from supply chain cost reductions, improved product sales mix in Lawns and Gardening Products, and reduced media spending levels were partially offset by lower overhead absorption due to reduced production levels, a reduction in the Roundup(R) commission and decreased licensing royalties.

     Scotts LawnService's(R) operating income increased from $4.7 million in fiscal 2001 to $8.8 million in fiscal 2002 due to the over 80% increase in net sales driven by internal growth and acquisitions.

     International Consumer operating income was $16.3 million for fiscal 2002, compared to a loss of $4.0 million for fiscal 2001 even though net sales declined to $246.8 million from $252.1 million during the periods. Operating income increased due to the peat transaction with English Nature, lower spending on SG&A, and lower restructuring charges which declined from $10.5 million in fiscal 2001 to $4.5 million in fiscal 2002.

     Global Professional operating income increased slightly to $13.4 million in fiscal 2002 from $12.7 million in fiscal 2001 despite a slight reduction in net sales due to cost controls implemented in fiscal 2002.

     Interest expense for fiscal 2002 was $76.3 million, a decrease of $11.4 million from interest expense for fiscal 2001 of $87.7 million. The decrease in interest expense was primarily due to a reduction in

                                      ----
average borrowings as compared to the prior year due to increased profitability and lower working capital, and lower interest rates on our debt. The weighted average cost of debt was 8.30% in fiscal 2002 compared to 8.47% in fiscal 2001.

     Income tax expense for fiscal 2002 was $61.9 million, compared with income tax expense for fiscal 2001 of $13.2 million. The increase in income tax expense from the prior year is the result of higher pre-tax income in fiscal 2002 for the reasons noted above. The lower estimated income tax rate for fiscal 2002 of 38% compared to 46% for fiscal 2001 is primarily due to effect of the elimination of amortization expense for book purposes that was not deductible for tax purposes and higher earnings in fiscal 2002.

     The Company reported income before cumulative effect of accounting changes of $101.0 million for fiscal 2002, compared to $15.5 million for fiscal 2001. After the charge of $29.8 million ($18.5 million, net of tax) for the impairment of tradenames in our German, French and United Kingdom businesses, net income for fiscal 2002 was $82.5 million, or $2.61 per diluted share, compared to net income of $15.5 million, or $.51 per diluted share, in fiscal 2001. If SFAS No. 142 had been adopted as of the beginning of fiscal 2001 diluted earnings per share for fiscal 2001 would have been $1.05 excluding impairment charges, if any, that would have been recorded upon adoption at October 1, 2000. Diluted earnings per share in fiscal 2002 would have been $3.19 per share if the impairment charge was excluded.

     Average diluted shares outstanding increased from 30.4 million in fiscal 2001 to 31.7 million in fiscal 2002 due to option and warrant exercises, and the impact on common stock equivalents of a higher average share price in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $218.0 million for fiscal 2003, compared to $233.6 million for fiscal 2002. Following a record year for cash flow generation in fiscal 2002, cash flow provided by operating activities was again very strong in fiscal 2003 due principally to increased profitability, lower cash expenditures for restructuring and a reduction in taxes paid due to a change in the tax treatment of trade programs from a cash to accrual basis. Cash flow from operating activities in fiscal 2002 benefited from a $99 million one-time reduction in domestic inventory levels from unusually high levels at the end of fiscal 2001. The seasonal nature of our operations generally requires cash to fund significant increases in working capital (primarily inventory) during the first half of the year. Receivables and payables also build substantially in the second quarter in line with increasing sales as the season begins. These balances liquidate during the June through September period as the lawn and garden season winds down.

     As of the end of fiscal 2003, accounts receivable increased by $34.0 million, in line with reported fourth quarter net sales growth. Net sales in the fourth quarter of fiscal 2003 were $343.1 million compared to $299.7 million in the fourth fiscal quarter of 2002. Inventories increased $5.3 million in fiscal 2003 as compared to a $99.4 million reduction in fiscal 2002 as discussed above. Accounts payable increased $43.8 million in fiscal 2003 due principally to global cash management initiatives and to foreign currency fluctuations, which increased reported payables by approximately $11 million.

     The funded status of our pension plan decreased slightly in fiscal 2003 with improved investment performance being essentially offset by higher benefit obligations, due to the effect of a 75 basis point decline in the interest rates used to discount future benefit obligations, and the impact of foreign currency translation on our international benefits plans. The unfunded status of our curtailed defined benefit plans in the United States increased slightly from a deficit of $29.2 million at September 30, 2002 to a deficit of $29.5 million at September 30, 2003. Our International plans went from a deficit of $50.2 million in fiscal 2002 to a deficit of $55.4 million in fiscal 2003. Employer contributions to the plans in fiscal 2004 are not expected to increase appreciably from fiscal 2003 contributions of $12.1 million.

     Cash used in investing activities was $108.9 million in fiscal 2003, roughly comparable to $113.0 million in the prior year. Payments on seller notes increased because of required payments made on Scotts LawnService(R) deferred purchase obligations in fiscal 2003. Cash payments on acquisitions decreased to $20.4 million in fiscal 2003 from $31.0 million in fiscal 2002. Cash payments related to Scotts LawnService(R) acquisitions were $17.2 million in fiscal 2003. The total value of acquisitions by Scotts LawnService(R), including property and equipment obtained in the acquisitions, in fiscal 2003 was $30.6 million, compared to $54.8 million in fiscal 2002.

                                      ----

     Financing activities used cash of $59.0 million in fiscal 2003, compared to a cash usage of $41.8 million the prior year. The increase in cash used in financing activities was primarily due to mandatory repayments of borrowings on our term loans in fiscal 2003. Proceeds from the exercises of stock options increased to $21.4 million in fiscal 2003 from $19.7 million in fiscal 2002. In addition to option exercises in fiscal 2003, 1.8 million warrants were exercised by Hagedorn Partnership, L.P. in exchange for the issuance of 1.0 million shares in a series of non-cash transactions.

     Our primary sources of liquidity are funds generated by operations and borrowings under our credit agreement. The credit agreement provided for borrowings in the aggregate principal amount of $1.1 billion consisting of term loan facilities in the aggregate amount of $525 million and a revolving credit facility in the amount of $575 million. Due to paydowns on our term loans, the amount remaining under the term loan facilities had been reduced to approximately $326.5 million as of September 30, 2003. Also, as of September 30, 2003, approximately $6.9 million of the $575 million revolving credit facility was committed for letters of credit; the balance of approximately $568.1 million is available for use.

     Total debt was $757.6 million as of September 30, 2003, a decrease of $71.8 million compared to total debt at September 30, 2002 of $829.4 million. The decrease in debt compared to the prior year was primarily due to scheduled debt repayments on our term loans during fiscal 2003 and payments made on Scotts LawnService(R) seller notes. There were no borrowings on our revolver as of September 30, 2003 or September 30, 2002 due to significantly improved cash flows from operating activities in both years.

     At September 30, 2003, we were in compliance with all debt covenants. The credit agreement contains covenants on interest coverage and leverage. The credit agreement and the 8 5/8% Senior Subordinated Note indenture agreement also contain numerous negative covenants which we were also in compliance with in fiscal 2003. There are no rating triggers in our credit agreement or the Subordinated Note indenture agreement.

     In October 2003, The Scotts Company completed a refinancing of its credit agreement and its $400 million 8 5/8% Senior Subordinated Notes in a series of transactions. The new credit agreement was entered into with a syndicate of commercial banks and institutional lenders. The new credit agreement consists of a $700 million multi-currency revolving credit commitment, expiring on October 22, 2008, and a $500 million term loan B facility, expiring on September 30, 2010. Repayment of the term loan B commences on March 31, 2004, with minimum quarterly principal payments through June 30, 2010, followed by a balloon maturity on September 30, 2010. Also, as part of the refinancing, $200 million of 6 5/8% Senior Subordinated Notes due October 2013 were issued at par, with interest payable semi-annually on May 15 and November 15.

     Total cash was $155.9 million at September 30, 2003, an increase of $56.2 million from September 30, 2002. Due to restrictions in our debt agreements on voluntary prepayments of indebtedness, we elected not to use the cash on hand at September 30, 2003 to paydown indebtedness because voluntary paydowns permanently reduce the total borrowing commitment available under the credit facility. A mandatory excess cash flow prepayment of $24.4 million was made in early fiscal 2003 based upon fiscal 2002's results of operations and cash flows. Our year end cash effectively serves to reduce our average indebtedness by reducing borrowings under the revolving credit facility to fund our seasonal working capital needs.

     We did not repurchase any treasury shares in fiscal 2003 or fiscal 2002. We have not paid dividends on the common shares in the past and do not presently plan to pay dividends on the common shares. It is presently anticipated that earnings will be retained and reinvested to support the growth of our business or to pay down indebtedness. The payment of future dividends, if any, on common shares will be determined by the Board of Directors of Scotts in light of conditions then existing, including our earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors.

     All of our off balance sheet financing is in the form of operating leases which are disclosed in the Notes to the Consolidated Financial Statements. As of September 30, 2003, we had $11.4 million of outstanding guarantees, primarily related to deferred purchase obligations on Scotts LawnService(R) acquisitions. All material intercompany transactions are eliminated in our consolidated financial statements. Certain transactions with executive officers are fully described and disclosed in our

                                      ----
proxy statement. Such transactions pertain primarily to office space provided to and administrative services provided by Hagedorn Partnership, L.P. and do not exceed $150,000 per annum.

     In July 2002, The Scotts Company's Board of Directors approved the International Profit Improvement Plan designed to significantly improve the profitability of the international consumer and professional businesses. The plan includes implementation of an SAP platform throughout Europe, as well as efforts to optimize operations in the United Kingdom, France and Germany, including the creation of a global supply chain. We now estimate that cash outlays of between $45 million and $55 million will be required by the end of fiscal 2005, of which approximately 25% will be capital expenditures, and approximately 75% will be recorded as expenses to implement this plan. For further information concerning the restructuring charges incurred in fiscal years 2003, 2002 and 2001, see Note 4 to the Consolidated Financial Statements.

     We are party to various pending judicial and administrative proceedings, including those discussed in Note 16 to the Consolidated Financial Statements. These include, among others, proceedings based on accidents or product liability claims and alleged violations of environmental laws. We have reviewed our pending environmental and legal proceedings, including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of our insurance coverage and have established what we believe to be appropriate reserves. We do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations.

     The following table summarizes our future cash outflows for contractual obligations as of September 30, 2003 (in millions):

                                                                 Payments Due by Period
                                                --------------------------------------------------------
Contractual Cash Obligations          Total     Less than 1 year   1-3 years   4-5 years   After 5 years
--------------------------------------------------------------------------------------------------------
Debt                                 $  770.3        $ 60.7         $ 60.1      $240.6        $408.9
Operating leases                         90.8          24.4           30.9        10.1          25.4
Unconditional purchase obligations      151.4          80.7           58.8        11.9
Fixed interest payments                   3.1           2.6            0.5
Annual contribution payment
  under 10 year term of
  marketing agreement                   125.0          25.0           50.0        50.0
                                     --------        ------         ------      ------        ------
Total contractual cash obligations   $1,140.6        $193.4         $200.3      $312.6        $434.3
                                     ========        ======         ======      ======        ======

     In our opinion, cash flows from operating activities and capital resources will be sufficient to meet debt service and working capital needs during fiscal 2004, and thereafter for the foreseeable future. However, we cannot ensure that our business groups will generate sufficient cash flows from operating activities or that future borrowings will be available under our credit facilities in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control.

ENVIRONMENTAL MATTERS

     We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial position. However, there can be no assurance that the resolution of these matters will not materially affect future quarterly or annual results of operations, financial condition or cash flows of the Company. Additional information on environmental matters affecting us is provided in "ITEM 1. BUSINESS -- Environmental and Regulatory Considerations", "ITEM 1. BUSINESS -- Regulatory Actions" and "ITEM
3. LEGAL PROCEEDINGS".

                                      ----

MANAGEMENT'S OUTLOOK

     We are very pleased with the Company's performance in fiscal 2003. Despite generally cool and wet spring weather conditions that delayed the start of the lawn and garden season, and planned savings from the outsourcing of transportation and logistics management that were not achieved, the Company reported record net sales and earnings in fiscal 2003.

     We set several challenging goals for fiscal 2003, including aggressive sales growth and share gains within our core North American consumer lawn and garden categories, continued rapid expansion of Scotts LawnService(R) and implementation of the International Profit Improvement Plan. We also set aggressive goals to improve customer service levels in our order processing and supply chain organizations by moving to "real-time" consumer-based replenishment of store inventory levels. We were successful in strengthening our relationships with key accounts by focusing on improving in-season execution and by driving more consumers to retailers' stores to purchase lawn and garden products. We also had a second consecutive year of strong cash flow generation due to our continuing focus on working capital management and capital expenditures.

     While we continued the rapid expansion of Scotts LawnService(R), the business fell considerably short of its aggressive sales and earnings growth targets. Poor spring weather, which delayed the start of the spring treatment season, was clearly a contributing factor.

     However, the business also experienced customer service, infrastructure and business integration challenges, due to its rapid growth, that are a primary area of focus in the year ahead. Consequently, the pace of expansion will be slower in fiscal 2004 and we anticipate making selective, but fewer, acquisitions.

     Our strong results in fiscal 2003 set the stage for another successful year in fiscal 2004. We are committed to the continued improvement of our International Consumer and Global Professional segments. We are progressing on the International Profit Improvement Plan, which is a three-year plan to invest in systems and to reorganize our International operations to drive sustainable, profitable growth. We anticipate continued strong execution from our global supply chain organization on several important purchasing, logistics and manufacturing initiatives. We also plan to continue to invest aggressively in media advertising and in-store merchandising and promotional initiatives to drive sales growth and profitability in fiscal 2004. Our strategy is also to develop new distribution channels, and to leverage our strong brands to enter complementary adjacent product categories.

     We believe fiscal 2004 will be another year of profitable growth, with continued focus on improving our return on invested capital and strong cash flow generation.

FORWARD-LOOKING STATEMENTS

     We have made and will make "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in our 2003 Annual Report, in this Form 10-K and in other contexts relating to future growth and profitability targets and strategies designed to increase total shareholder value. Forward-looking statements also include, but are not limited to, information regarding our future economic and financial condition, the plans and objectives of our management and our assumptions regarding our performance and these plans and objectives.

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

     Some forward-looking statements that we make in our 2003 Annual Report, in this Form 10-K and in other contexts represent challenging goals for our company, and the achievement of these goals is subject to a variety of risks and assumptions and numerous factors beyond our control. Important factors that could cause actual results to differ materially from the forward-looking statements we make are described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by the following cautionary statements.

                                      ----

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

        - require us to dedicate a substantial portion of cash flows from operating activities to payments on our indebtedness, which would reduce the cash flows available to fund working capital, capital expenditures, advertising, research and development efforts and other general corporate requirements;

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

      We cannot provide assurance that our business will generate sufficient cash flow from operating activities or that future borrowings will be available to us under our Second Amended and Restated Credit Agreement (the "New Credit Agreement") in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot assure you that we would be able to refinance any of our indebtedness on commercially reasonable terms or at all.

     - RESTRICTIVE COVENANTS MAY ADVERSELY AFFECT US.

      The New Credit Agreement and the indenture governing our 6 5/8% Senior Subordinated Notes (the "New Indenture") contain restrictive covenants and cross default provisions that require us to maintain specified financial ratios. Our ability to satisfy those financial ratios can be affected by events beyond our control, and we cannot assure you that we will satisfy those ratios. A breach of any of these financial ratio covenants or other covenants in the New Credit Agreement or the New Indenture could result in a default under the New Credit Agreement and/or the New Indenture. Upon the occurrence of an event of default under the New Credit Agreement and/or the New Indenture, the lenders and/or noteholders could elect to declare the applicable outstanding indebtedness to be immediately due and payable and, in the case of our lenders under the New Credit Agreement, terminate all commitments to extend further credit. We cannot be sure that our lenders or the noteholders would waive a default or that we could pay the indebtedness in full if it were accelerated.

     - ADVERSE WEATHER CONDITIONS COULD ADVERSELY IMPACT FINANCIAL RESULTS.

      Weather conditions in North America and Europe have a significant impact on the timing of sales in the spring selling season and overall annual sales. An abnormally cold spring throughout North America and/or Europe could adversely affect both fertilizer and pesticide sales and, therefore, our financial results.

     - OUR HISTORICAL SEASONALITY COULD IMPAIR OUR ABILITY TO PAY OBLIGATIONS AS THEY COME DUE IN ADDITION TO OUR OPERATING EXPENSES.

      Because our products are used primarily in the spring and summer, our business is highly seasonal. For the past two fiscal years, more than 70% of our net sales have occurred in the

                                      ----
      second and third fiscal quarters combined. Our working capital needs and our borrowings peak near the middle of our second fiscal quarter because we are generating fewer revenues while incurring expenditures in preparation for the spring selling season. If cash on hand is insufficient to pay our obligations as they come due, including interest payments on our indebtedness, or our operating expenses, at a time when we are unable to draw on our credit facility, this seasonality could have a material adverse effect on our ability to conduct our business. Adverse weather conditions could heighten this risk.

     - PERCEPTIONS THAT THE PRODUCTS WE PRODUCE AND MARKET ARE NOT SAFE COULD ADVERSELY AFFECT US.

      We manufacture and market a number of complex chemical products, such as fertilizers, growing media, herbicides and pesticides, bearing one of our brand names. On occasion, allegations are made that some of our products have failed to perform up to expectations or have caused damage or injury to individuals or property. Based on reports of contamination at a third party supplier's vermiculite mine, the public may perceive that some of our products manufactured in the past using vermiculite are or may also be contaminated. Public perception that our products are not safe, whether justified or not, could impair our reputation, involve us in litigation, damage our brand names and have a material adverse affect our business.

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

      - A third party vendor supplied contaminated vermiculite ore to the Company. Although our use of vermiculite ore from the contaminated source ended over twenty years ago, our former relationship with this supplier enhances the risk that the Company will be subjected to personal injury and product liability claims relating to the use of vermiculite in some of our products.

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

      Please see "ITEM 3. LEGAL PROCEEDINGS" and Note 16 to the Consolidated Financial Statements.

     - BECAUSE OF THE CONCENTRATION OF OUR SALES TO A SMALL NUMBER OF RETAIL CUSTOMERS, THE LOSS OF ONE OR MORE OF, OR SIGNIFICANT DECLINE IN ORDERS FROM, OUR TOP CUSTOMERS COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS.

      North American Consumer net sales represent approximately 69% of our worldwide net sales in fiscal 2003. Our top three North American retail customers together accounted for 71% of our North American Consumer fiscal 2003 net sales and 79% of our outstanding accounts receivable as of September 30, 2003. Home Depot, Wal*Mart and Lowe's represented approximately 38%, 19% and 14%, respectively, of our fiscal 2002 North American Consumer net sales. The loss of, or reduction in orders from, Home Depot, Wal*Mart, Lowe's or any other significant customer could have a material adverse effect on our business and our financial results, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from any of these customers could also have a material adverse affect.

                                      ----

      We do not have long-term sales agreements or other contractual assurances as to future sales to any of our major retail customers. In addition, continued consolidation in the retail industry has resulted in an increasingly concentrated retail base. To the extent such concentration continues to occur, our net sales and income from operations may be increasingly sensitive to a deterioration in the financial condition of, or other adverse developments involving our relationship with, one or more customers.

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

      If we were to commit a serious default under the marketing agreement with Monsanto for consumer Roundup(R) products, Monsanto may have the right to terminate the agreement. If Monsanto were to terminate the marketing agreement for cause, we would not be entitled to any termination fee, and we would lose all, or a significant portion, of the significant source of earnings and overhead expense absorption the marketing agreement provides. Monsanto may also be able to terminate the marketing agreement within a given region, including North America, without paying us a termination fee if sales to consumers in that region decline:

      - over a cumulative three fiscal year period; or

      - by more than 5% for each of two consecutive fiscal years.

     - HAGEDORN PARTNERSHIP, L.P. BENEFICIALLY OWNS APPROXIMATELY 34% OF OUR OUTSTANDING COMMON SHARES.

      Hagedorn Partnership, L.P. beneficially owns approximately 34% of our outstanding common shares and has sufficient voting power to significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders.

     - COMPLIANCE WITH ENVIRONMENTAL AND OTHER PUBLIC HEALTH REGULATIONS COULD INCREASE OUR COST OF DOING BUSINESS.

      Local, state, federal and foreign laws and regulations relating to environmental matters affect us in several ways. In the United States, all products containing pesticides must be registered with the U.S. EPA and, in many cases, similar state agencies before they can be sold. The inability to obtain or the cancellation of any registration could have an adverse effect on our business. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals. We may not always be able to avoid or minimize these risks.

      The Food Quality Protection Act, enacted by the U.S. Congress in August 1996, establishes a standard for food-use pesticides: that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under this Act, the U.S. EPA is evaluating the cumulative risks from dietary and non-dietary exposures to pesticides. The pesticides in our products, certain of which may be used on crops processed into various food products, continue to be evaluated by the U.S. EPA as part of this exposure risk assessment. It is possible that the U.S. EPA or a third party active ingredient registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. For example, in June 2000, DowAgroSciences, an active ingredient registrant, voluntarily agreed to a gradual phase-out of residential uses of chlorpyrifos, an active ingredient used in our lawn and garden products. In December 2000, the U.S. EPA reached
                                      ----
      agreement with various parties, including manufacturers of the active ingredient diazinon, regarding a phased withdrawal from retailers by December 2004 of residential uses of products containing diazinon, also used in our lawn and garden products. We cannot predict the outcome or the severity of the effect of the U.S. EPA's continuing evaluations of active ingredients used in our products.

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

      In addition to the regulations already described, local, state, federal and foreign agencies regulate the disposal, handling and storage of waste, air and water discharges from our facilities. In June 1997, the Ohio EPA initiated an enforcement action against us with respect to alleged surface water violations and inadequate treatment capabilities at our Marysville facility and is seeking corrective action under the Resource Conservation Recovery Act. We have met with the Ohio EPA and the Ohio Attorney General's office to negotiate an amicable resolution of these issues. On December 3, 2001, an agreed judicial Consent Order was submitted to the Union County Common Pleas Court and was entered by the court on January 25, 2002.

      In fiscal 2003, we made $1.5 million in environmental expenditures compared with approximately $0.3 million in environmental capital expenditures and $5.4 million in other environmental expenses in fiscal 2002. We expect spending on environmental matters in fiscal 2004 will not vary materially from the amount spent in fiscal 2003.

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

      We currently operate manufacturing, sales and service facilities outside of North America, particularly in the United Kingdom, Germany, France and the Netherlands. In fiscal 2003,

                                      ----
      international sales accounted for approximately 20% of our total sales. Accordingly, we are subject to risks associated with operations in foreign countries, including:

      - fluctuations in currency exchange rates;
      - limitations on the conversion of foreign currencies into U.S. dollars;
      - limitations on the remittance of dividends and other payments by foreign subsidiaries;
      - additional costs of compliance with local regulations; and
      - historically, in certain countries, higher rates of inflation than in the United States.

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

INTEREST RATE RISK

     We have various debt instruments outstanding at September 30, 2003 and 2002 that are impacted by changes in interest rates. As a means of managing our interest rate risk on these debt instruments, we enter into interest rate swap agreements to effectively convert certain variable rate debt obligations to fixed rates.

     At September 30, 2003 and 2002, Scotts had outstanding five and six interest rate swaps, respectively, with major financial institutions that effectively convert variable-rate debt to a fixed rate. The swaps have notional amounts between $10 million and $25 million ($75 million and $95 million in total, respectively) with three, four or five year terms commencing in January 1999. Under the terms of these swaps, the Company pays rates ranging from 3.75% to 5.18% and receives three-month LIBOR.

     The following table summarizes information about our derivative financial instruments and debt instruments that are sensitive to changes in interest rates as of September 30, 2003 and 2002. For debt instruments, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents expected cash flows based on notional amounts and weighted-average interest rates by contractual maturity dates. Weighted-average variable rates are based on implied forward rates in the yield curve at September 30, 2003 and 2002. The information is presented in U.S. dollars (in millions):

                                                Expected Maturity Date
                                 ----------------------------------------------------               Fair
2003                             2004     2005     2006      2007     2008     After     Total     Value
---------------------------------------------------------------------------------------------------------
Long-term debt:
Fixed rate debt                                                                $400.0    $400.0    $393.1
Average rate                                                                    8.625%    8.625%
Variable rate debt               $38.6    $49.2    $ 0.9    $178.4    $59.4              $326.5    $326.5
Average rate                      4.97%    4.97%    4.59%     4.59%    4.59%               4.70%
Interest rate derivatives:
Interest rate swaps on US$
  LIBOR                          $ 0.5    $ 1.6                                          $  2.1    $  2.1
Average rate                      5.18%    3.76%                                           4.22%

                                      ----

                                               Expected Maturity Date
                                -----------------------------------------------------               Fair
2002                            2003     2004     2005      2006      2007     After     Total     Value
---------------------------------------------------------------------------------------------------------
Long-term debt:
Fixed rate debt                                                                $400.0    $400.0    $391.8
Average rate                                                                    8.625%    8.625%
Variable rate debt              $59.1    $34.2    $43.6    $  0.9    $178.3    $ 59.4    $375.5    $375.5
Average rate                     5.95%    6.32%    6.33%     5.03%     5.03%     5.03%     5.52%
Interest rate derivatives:
Interest rate swaps on US$
  LIBOR                         $ 2.0             $ 1.6                                  $  3.6    $  3.6
Average rate                     4.45%             4.29%                                   4.38%

OTHER MARKET RISKS

     Our market risk associated with foreign currency rates is not considered to be material. Through fiscal 2003, we had only minor amounts of transactions that were denominated in currencies other than the currency of the country of origin. We are subject to market risk from fluctuating market prices of certain raw materials, including urea and other chemicals and paper and plastic products. Our objectives surrounding the procurement of these materials are to ensure continuous supply and to minimize costs. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. We do not enter into forward contracts or other market instruments as a means of achieving our objectives or minimizing our risk exposures on these materials.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and other information required by this Item are contained in the consolidated financial statements, notes thereto and schedules listed in the "Index to Consolidated Financial Statements and Financial Statement Schedules" on page 48 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     With the participation of the principal executive officer and principal financial officer of The Scotts Company (the "Registrant"), the Registrant's management has evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Registrant's principal executive officer and principal financial officer have concluded that:

     - information required to be disclosed by the Registrant in this Annual Report on Form 10-K would be accumulated and communicated to the Registrant's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

     - information required to be disclosed by the Registrant in this Annual Report on Form 10-K would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

     - the Registrant's disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that material information relating to the Registrant and its consolidated subsidiaries is made known to them, particularly during the period in which the Registrant's periodic reports, including this Annual Report on Form 10-K, are being prepared.

     In addition, there were no changes in the Registrant's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant's fiscal quarter ended

                                      ----

September 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In accordance with General Instruction G(3), the information contained under the captions "BENEFICIAL OWNERSHIP OF SECURITIES OF THE COMPANY -- Section 16(a) Beneficial Ownership Reporting Compliance" and "PROPOSAL NUMBER
1 -- ELECTION OF DIRECTORS" in the Registrant's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on January 29, 2004 to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 (the "Proxy Statement"), is incorporated herein by reference. The information regarding executive officers of the Registrant required by Item 401 of Regulation S-K is included in "SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT."

     The Board of Directors of the Registrant has adopted charters for each of the Audit Committee, the Governance and Nominating Committee and the Compensation and Organization Committee.

     In accordance with the requirements of Section 303A(10) of the New York Stock Exchange's Listed Company Manual, the Board of Directors of the Registrant has adopted a Code of Business Conduct and Ethics covering the Registrant's Board members and associates, including, without limitation, the Registrant's principal executive officer, principal financial officer and principal accounting officer. The Registrant intends to disclose the following on its Internet website located at http://www.investor.scotts.com within five business days following their occurrence: (A) the nature of any amendment to a provision of its Code of Business Conduct and Ethics that (i) applies to the Registrant's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the code of ethics definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver) of any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics to the Registrant's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to one or more of the items set forth in Item 406(b) of SEC Regulation S-K.

     The text of the Code of Business Conduct and Ethics, the Corporate Governance Guidelines, the Governance and Nominating Committee Charter and the Compensation and Organization Committee Charter all will be posted on the Registrant's Internet website located at http://www.investor.scotts.com by January 29, 2004. Interested persons may also obtain copies of the Code of Business Conduct and Ethics without charge by writing to The Scotts Company,
Attention: Investor Relations, 14111 Scottslawn Road, Marysville, Ohio 43041.

ITEM 11. EXECUTIVE COMPENSATION

     In accordance with General Instruction G(3), the information contained under the captions "EXECUTIVE COMPENSATION -- Summary of Cash and Other Compensation, -- Option/SAR Grants in 2003 Fiscal Year, -- Option Exercises in 2003 Fiscal Year and 2003 Fiscal Year-End Option/SAR Values, -- Executive Retirement Plan, -- Pension Plans, and -- Employment Agreements and Termination of Employment and Change-in-Control Arrangements" and "PROPOSAL NUMBER
1 -- ELECTION OF DIRECTORS -- Compensation of Directors" in the Registrant's Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     In accordance with General Instruction G(3), the information contained under the captions "BENEFICIAL OWNERSHIP OF SECURITIES OF THE COMPANY" and "EXECUTIVE COMPENSATION -- Equity Compensation Plan Information" in the Registrant's Proxy Statement is incorporated herein by reference.

                                      ----

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In accordance with General Instruction G(3), the information contained under the captions "BENEFICIAL OWNERSHIP OF SECURITIES OF THE COMPANY", "PROPOSAL NUMBER 1 -- ELECTION OF DIRECTORS" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Registrant's Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     In accordance with General Instruction G(3), the information contained under the captions "AUDIT COMMITTEE MATTERS -- Fees of Independent Auditors and -- THE SCOTTS COMPANY THE AUDIT COMMITTEE POLICIES AND PROCEDURES REGARDING APPROVAL OF SERVICES PROVIDED BY THE INDEPENDENT AUDITOR" in the Registrant's Proxy Statement is incorporated herein by reference.

                                      ----

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

     1 and 2. Financial Statements and Financial Statement Schedules:

          The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K. Reference is made to the "Index to Consolidated Financial Statements and Financial Statement Schedules" on page 48 herein.

     3.  Exhibits:

          Exhibits filed with this Annual Report on Form 10-K are attached hereto or incorporated herein by reference. For a list of such exhibits, see "Index to Exhibits" beginning at page 99. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

                                      ----

                 EXECUTIVE COMPENSATORY PLANS AND ARRANGEMENTS

Exhibit
  No.                         Description                                       Location
-------------------------------------------------------------------------------------------------------
10(a)(1) The O.M. Scott & Sons Company Excess Benefit Plan,       Incorporated herein by reference to
         effective October 1, 1993                                the Annual Report on Form 10-K for
                                                                  the fiscal year ended September 30,
                                                                  1993, of The Scotts Company, a
                                                                  Delaware corporation (File No.
                                                                  0-19768) [Exhibit 10(h)]
10(a)(2) First Amendment to The O.M. Scott & Sons Company         Incorporated herein by reference to
         Excess Benefit Plan, effective as of January 1, 1998     the Registrant's Annual Report on
                                                                  Form 10-K for the fiscal year ended
                                                                  September 30, 2001 (File No. 1-13292)
                                                                  [Exhibit 10(a)(2)]
10(a)(3) Second Amendment to The O.M. Scott & Sons Company        Incorporated herein by reference to
         Excess Benefit Plan, effective as of January 1, 1999     the Registrant's Annual Report on
                                                                  Form 10-K for the fiscal year ended
                                                                  September 30, 2001 (File No. 1-13292)
                                                                  [Exhibit 10(a)(3)]
10(b)(1) The Scotts Company 1992 Long Term Incentive Plan (as     Incorporated herein by reference to
         amended through May 15, 2000)                            the Registrant's Quarterly Report on
                                                                  Form 10-Q for the quarterly period
                                                                  ended April 1, 2000 (File No.
                                                                  1-13292) [Exhibit 10(b)]
10(b)(2) The Scotts Company 1992 Long Term Incentive Plan (2002   Incorporated herein by reference to
         Amendment)                                               the Registrant's Quarterly Report on
                                                                  Form 10-Q for the quarterly period
                                                                  ended December 28, 2002 (File No.
                                                                  1-13292) [Exhibit 10(b)(i)]
10(c)    The Scotts Company Executive Annual Incentive Plan       Incorporated herein by reference to
                                                                  the Registrant's Annual Report on
                                                                  Form 10-K for the fiscal year ended
                                                                  September 30, 2001 (File No. 1-13292)
                                                                  [Exhibit 10(c)]
10(d)(1) The Scotts Company 1996 Stock Option Plan (as amended    Incorporated herein by reference to
         through May 15, 2000)                                    the Registrant's Quarterly Report on
                                                                  Form 10-Q for the quarterly period
                                                                  ended April 1, 2000 (File No.
                                                                  1-13292) [Exhibit 10(d)]
10(d)(2) The Scotts Company 1996 Stock Option Plan (2002          Incorporated herein by reference to
         Amendment)                                               the Registrant's Quarterly Report on
                                                                  Form 10-Q for the quarterly period
                                                                  ended December 28, 2002 (File No.
                                                                  1-13292) [Exhibit 10(d)(i)]

                                      ----

Exhibit
  No.                         Description                                       Location
-------------------------------------------------------------------------------------------------------
10(e)    Specimen form of Stock Option Agreement (as amended      Incorporated herein by reference to
         through October 23, 2001) for Non-Qualified Stock        the Registrant's Annual Report on
         Options granted to employees under The Scotts Company    Form 10-K for the fiscal year ended
         1996 Stock Option Plan, U.S. specimen                    September 30, 2001 (File No. 1-13292)
                                                                  [Exhibit 10(e)]
10(f)    Specimen form of Stock Option Agreement (as amended      Incorporated herein by reference to
         through October 23, 2001) for Non-Qualified Stock        the Registrant's Annual Report on
         Options granted to employees under The Scotts Company    Form 10-K for the fiscal year ended
         1996 Stock Option Plan, French specimen                  September 30, 2001 (File No. 1-13292)
                                                                  [Exhibit 10(f)]
10(g)(1) The Scotts Company Executive Retirement Plan             Incorporated herein by reference to
                                                                  the Registrant's Annual Report on
                                                                  Form 10-K for the fiscal year ended
                                                                  September 30, 1998 (File No. 1-11593)
                                                                  [Exhibit 10(j)]
10(g)(2) First Amendment to The Scotts Company Executive          Incorporated herein by reference to
         Retirement Plan, effective as of January 1, 1999         the Registrant's Annual Report on
                                                                  Form 10-K for the fiscal year ended
                                                                  September 30, 2001 (File No. 1-13292)
                                                                  [Exhibit 10(g)(2)]
10(g)(3) Second Amendment to The Scotts Company Executive         Incorporated herein by reference to
         Retirement Plan, effective as of January 1, 2000         the Registrant's Annual Report on
                                                                  Form 10-K for the fiscal year ended
                                                                  September 30, 2001 (File No. 1-13292)
                                                                  [Exhibit 10(g)(3)]
10(g)(4) Third Amendment to The Scotts Company Executive          *
         Retirement Plan, effective as of January 1, 2003
10(h)    Employment Agreement, dated as of May 19, 1995,          Incorporated herein by reference to
         between the Registrant and James Hagedorn                the Registrant's Annual Report on
                                                                  Form 10-K for the fiscal year ended
                                                                  September 30, 1995 (File No. 1-11593)
                                                                  [Exhibit 10(p)]
10(i)    Letter agreement, dated June 8, 2000, between the        Incorporated herein by reference to
         Registrant and Patrick J. Norton                         the Registrant's Annual Report on
                                                                  Form 10-K for the fiscal year ended
                                                                  September 30, 2000 (File No. 1-13292)
                                                                  [Exhibit 10(q)]
10(j)    Letter agreement, dated November 5, 2002, pertaining     Incorporated herein by reference to
         to the terms of employment of Mr. Norton through         the Registrant's Annual Report on
         December 31, 2005, and superseding certain provisions    Form 10-K for the fiscal year ended
         of the letter agreement, dated June 8, 2000, between     September 30, 2002 (File No. 1-13292)
         the Registrant and Mr. Norton                            [Exhibit 10(q)]
10(k)    Written description of employment terms between the      *
         Registrant and David M. Aronowitz, Michael P. Kelty,
         Ph.D., Christopher L. Nagel and Denise S. Stump

                                      ----

Exhibit
  No.                         Description                                       Location
-------------------------------------------------------------------------------------------------------
10(l)    Letter agreement, dated as of December 20, 2001,         Incorporated herein by reference to
         between the Registrant and L. Robert Stohler             the Registrant's Quarterly Report on
                                                                  Form 10-Q/A for the quarterly period
                                                                  ended December 29, 2001 (File No.
                                                                  1-13292) [Exhibit 10(y)]
10(m)    Letter agreement, dated November 21, 2002, replacing     Incorporated herein by reference to
         and superseding the letter agreement dated December      the Registrant's Annual Report on
         20, 2001, between the Registrant and L. Robert Stohler   Form 10-K for the fiscal year ended
                                                                  September 30, 2002 (File No. 1-13292)
                                                                  [Exhibit 10(t)]
10(n)    The Scotts Company 2003 Stock Option and Incentive       Incorporated herein by reference to
         Equity Plan                                              the Registrant's Quarterly Report on
                                                                  Form 10-Q for the quarterly period
                                                                  ended December 28, 2002 (File No.
                                                                  1-13292) [Exhibit 10(w)]
10(o)    Letter agreement, dated April 23, 2003, between the      Incorporated herein by reference to
         Registrant and Robert F. Bernstock                       the Registrant's Quarterly Report on
                                                                  Form 10-Q for the quarterly period
                                                                  ended June 28, 2003 (File No.
                                                                  1-13292) [Exhibit 10(x)]
10(p)    Letter agreement, dated October 10, 2001, between the    Incorporated herein by reference to
         Registrant and Mr. Michel Farkouh                        the Registrant's Quarterly Report on
                                                                  Form 10-Q/A for the quarterly period
                                                                  ended December 29, 2001 (File No.
                                                                  1-13292) [Exhibit 10(x)]

---------------

* Filed herewith.

     (b) REPORTS ON FORM 8-K

          No Current Reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report on Form 10-K.

     (c) EXHIBITS

     Exhibits filed with this Annual Report on Form 10-K are attached hereto or incorporated herein by reference. For a list of such exhibits, see "Index to Exhibits" beginning at page 99.

     (d) FINANCIAL STATEMENT SCHEDULES

     The financial statement schedules filed with this Annual Report on Form 10-K are submitted in a separate section hereof. For a list of such financial statement schedules, see "Index to Consolidated Financial Statements and Financial Statement Schedules" on page 48 herein.

                                      ----

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                THE SCOTTS COMPANY
Dated: December 8, 2003                         By: /s/ JAMES HAGEDORN
                                                   --------------------------------------------
                                                   James Hagedorn, President,
                                                   Chief Executive Officer and
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                       Title                        Date
---------                                                       -----                        ----
/s/ LYNN J. BEASLEY                               Director                            December 10, 2003
------------------------------------------------
Lynn J. Beasley

/s/ GORDON F. BRUNNER                             Director                            December 10, 2003
------------------------------------------------
Gordon F. Brunner

/s/ ARNOLD W. DONALD                              Director                            December 10, 2003
------------------------------------------------
Arnold W. Donald

/s/ JOSEPH P. FLANNERY                            Director                            December 10, 2003
------------------------------------------------
Joseph P. Flannery

/s/ JAMES HAGEDORN                                President, Chief Executive          December 8, 2003
------------------------------------------------  Officer and Chairman of the Board
James Hagedorn                                    (Principal Executive Officer)

/s/ ALBERT E. HARRIS                              Director                            December 10, 2003
------------------------------------------------
Albert E. Harris

/s/ KATHERINE HAGEDORN LITTLEFIELD                Director                            December 10, 2003
------------------------------------------------
Katherine Hagedorn Littlefield

/s/ KAREN G. MILLS                                Director                            December 10, 2003
------------------------------------------------
Karen G. Mills

/s/ CHRISTOPHER L. NAGEL                          Executive Vice President and        December 9, 2003
------------------------------------------------  Chief Financial Officer
Christopher L. Nagel                              (Principal Financial and
                                                  Principal Accounting Officer)

/s/ PATRICK J. NORTON                             Director                            December 10, 2003
------------------------------------------------
Patrick J. Norton

/s/ STEPHANIE M. SHERN                            Director                            December 10, 2003
------------------------------------------------
Stephanie M. Shern

/s/ JOHN M. SULLIVAN                              Director                            December 10, 2003
------------------------------------------------
John M. Sullivan

/s/ JOHN WALKER, PH.D.                            Director                            December 10, 2003
------------------------------------------------
John Walker, Ph.D.

                                      ----

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                              Page
                                                              ----
Consolidated Financial Statements of The Scotts Company and
  Subsidiaries:
  Report of Management......................................   49
  Report of Independent Auditors............................   50
  Consolidated Statements of Operations for the fiscal years
     ended September 30, 2003, 2002 and 2001................   51
  Consolidated Statements of Cash Flows for the fiscal years
     ended September 30, 2003, 2002 and 2001................   52
  Consolidated Balance Sheets at September 30, 2003 and
     2002...................................................   53
  Consolidated Statements of Changes in Shareholders' Equity
     and Comprehensive Income for the fiscal years ended
     September 30, 2003, 2002 and 2001......................   54
Notes to Consolidated Financial Statements..................   56
Schedules Supporting the Consolidated Financial Statements:
  Report of Independent Auditors on Financial Statement
     Schedule...............................................   97
  Valuation and Qualifying Accounts for the fiscal years
     ended September 30, 2003, 2002 and 2001................   98

     Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                                      ----

                              REPORT OF MANAGEMENT

     Management of The Scotts Company is responsible for the preparation, integrity and objectivity of the financial information presented in this Annual Report on Form 10-K. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances and, accordingly, include some amounts that are based on management's best judgments and estimates.

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

     The financial statements have been audited by PricewaterhouseCoopers LLP, independent auditors selected by the Board of Directors. The independent auditors conduct a review of internal accounting controls to the extent required by generally accepted auditing standards and perform such tests and related procedures as they deem necessary to arrive at an opinion on the fairness of the financial statements in accordance with generally accepted accounting principles in the United States of America.

     The Board of Directors, through its Audit Committee consisting solely of non-management directors, meets periodically with management, internal audit personnel and the independent auditors to discuss internal accounting controls and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. Both internal audit personnel and the independent auditors have access to the Audit Committee with or without the presence of management.

                                      ----

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of The Scotts Company:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of The Scotts Company and its subsidiaries at September 30, 2003, and September 30, 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 6 to the financial statements, effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Also, as discussed in Note 1 to the financial statements, effective October 1, 2002, the Company adopted the prospective method of recognizing the fair value of stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation".

/s/ PRICEWATERHOUSECOOPERS LLP

Columbus, Ohio
December 5, 2003

                                      ----

                               THE SCOTTS COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                2003       2002       2001
--------------------------------------------------------------------------------------------
Net sales                                                     $1,910.1   $1,748.7   $1,670.4
Cost of sales                                                  1,210.2    1,112.1    1,066.7
Restructuring and other charges                                    9.1        1.7        7.3
                                                              --------   --------   --------
     Gross profit                                                690.8      634.9      596.4
Gross commission earned from marketing agreement                  45.9       39.6       39.1
Contribution expenses under marketing agreement                   28.3       23.4       18.3
                                                              --------   --------   --------
     Net commission earned from marketing agreement               17.6       16.2       20.8
Operating expenses:
  Advertising                                                     97.7       82.2       89.1
  Selling, general and administrative                            321.4      298.8      307.9
  Selling, general and administrative - lawn service
     business                                                     46.2       30.8       16.2
  Stock-based compensation                                         4.8
  Restructuring and other charges                                  8.0        6.4       68.4
  Amortization of goodwill and other intangibles                   8.6        5.7       27.7
  Other income, net                                              (10.8)     (12.0)      (8.5)
                                                              --------   --------   --------
     Income from operations                                      232.5      239.2      116.4
Interest expense                                                  69.2       76.3       87.7
                                                              --------   --------   --------
     Income before income taxes                                  163.3      162.9       28.7
Income taxes                                                      59.5       61.9       13.2
                                                              --------   --------   --------
     Income before cumulative effect of accounting change        103.8      101.0       15.5
     Cumulative effect of change in accounting for
       intangible assets, net of tax                                        (18.5)
                                                              --------   --------   --------
     Net income                                               $  103.8   $   82.5   $   15.5
                                                              ========   ========   ========
Basic earnings per share:
Weighted-average common shares outstanding during the period      30.9       29.3       28.4
Basic earnings per common share:
     Before cumulative effect of accounting change            $   3.36   $   3.44   $   0.55
     Cumulative effect of change in accounting for
       intangible assets, net of tax                                        (0.63)
                                                              --------   --------   --------
After cumulative effect of accounting change                  $   3.36   $   2.81   $   0.55
                                                              ========   ========   ========
Diluted earnings per share:
Weighted-average common shares outstanding during the period      32.1       31.7       30.4
Diluted earnings per common share:
     Before cumulative effect of accounting change            $   3.23   $   3.19   $   0.51
     Cumulative effect of change in accounting for
       intangible assets, net of tax                                        (0.58)
                                                              --------   --------   --------
     After cumulative effect of accounting change             $   3.23   $   2.61   $   0.51
                                                              ========   ========   ========

See Notes to Consolidated Financial Statements.

                                      ----

                               THE SCOTTS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001
                                 (IN MILLIONS)

                                                               2003               2002               2001
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                  $ 103.8            $  82.5            $  15.5
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Cumulative effect of change in accounting for
       intangible assets, pre-tax                                                   29.8
    Stock-based compensation expense                              4.8
    Depreciation                                                 40.3               34.4               32.6
    Amortization                                                 11.9                9.1               31.0
    Deferred taxes                                               48.3               21.2              (19.9)
    Restructuring and other charges                                                                    27.7
    Changes in assets and liabilities, net of
       acquired businesses:
       Accounts receivable                                      (34.0)             (29.0)             (14.2)
       Inventories                                               (5.3)              99.4              (68.5)
       Prepaid and other current assets                           0.1               (2.7)              31.4
       Accounts payable                                          43.8              (17.0)              (2.8)
       Accrued taxes and liabilities                             (0.6)              11.7              (22.7)
       Restructuring reserves                                    (7.1)             (27.9)              37.3
       Other assets                                               3.7               (4.5)               6.1
       Other liabilities                                         (3.4)              33.6                7.6
    Other, net                                                   11.7               (7.0)               4.6
                                                              -------            -------            -------
       Net cash provided by operating activities                218.0              233.6               65.7
                                                              -------            -------            -------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Investment in property, plant and equipment                   (51.8)             (57.0)             (63.4)
  Investments in acquired businesses, net of cash
    acquired                                                    (20.4)             (31.0)             (26.5)
  Payments on sellers notes                                     (36.7)             (32.0)             (11.1)
  Other, net                                                                         7.0
                                                              -------            -------            -------
       Net cash used in investing activities                   (108.9)            (113.0)            (101.0)
                                                              -------            -------            -------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Net borrowings (repayments) under revolving and
    bank lines of credit                                        (17.6)             (97.6)              61.7
  Gross borrowings under term loans                                                                   260.0
  Gross repayments under term loans                             (62.4)             (31.9)            (315.7)
  Issuance of 8 5/8% senior subordinated notes,
    net of issuance fees                                                            70.2
  Financing and issuance fees                                    (0.4)              (2.2)              (1.6)
  Cash received from exercise of stock options                   21.4               19.7               17.0
                                                              -------            -------            -------
       Net cash provided by (used in) financing
         activities                                             (59.0)             (41.8)              21.4
Effect of exchange rate changes on cash                           6.1                2.2               (0.4)
                                                              -------            -------            -------
Net increase (decrease) in cash                                  56.2               81.0              (14.3)
Cash and cash equivalents, beginning of period                   99.7               18.7               33.0
                                                              -------            -------            -------
Cash and cash equivalents, end of period                      $ 155.9            $  99.7            $  18.7
                                                              =======            =======            =======

See Notes to Consolidated Financial Statements.

                                      ----

                               THE SCOTTS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2003 AND 2002
                      (IN MILLIONS EXCEPT PER SHARE DATA)

                                                                          2003                  2002
------------------------------------------------------------------------------------------------------
                                                ASSETS
Current assets:
  Cash and cash equivalents                                             $  155.9              $   99.7
  Accounts receivable, less allowance for uncollectible
     accounts of $20.0 in 2003 and $33.2 in 2002                           284.7                 249.9
  Inventories, net                                                         276.1                 269.1
  Current deferred tax asset                                                56.9                  74.6
  Prepaid and other assets                                                  36.6                  36.8
                                                                        --------              --------
       Total current assets                                                810.2                 730.1
Property, plant and equipment, net                                         338.2                 329.2
Goodwill and intangible assets, net                                        835.5                 791.7
Other assets                                                                44.0                  50.4
                                                                        --------              --------
       Total assets                                                     $2,027.9              $1,901.4
                                                                        ========              ========
                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of debt                                               $   55.4              $   98.2
  Accounts payable                                                         177.8                 134.0
  Accrued liabilities                                                      203.1                 206.4
  Accrued taxes                                                              9.5                  13.2
                                                                        --------              --------
       Total current liabilities                                           445.8                 451.8
Long-term debt                                                             702.2                 731.2
Other liabilities                                                          151.7                 124.5
                                                                        --------              --------
       Total liabilities                                                 1,299.7               1,307.5
                                                                        --------              --------
Commitments and contingencies (Notes 15 and 16)
Shareholders' equity:
  Common shares, no par value per share, $.01 stated value
     per share, shares issued of 32.0 in 2003 and 31.3 in
     2002 and 2001                                                           0.3                   0.3
  Capital in excess of stated value                                        390.1                 398.6
  Retained earnings                                                        398.6                 294.8
  Treasury stock                                                                                 (41.8)
  Accumulated other comprehensive loss                                     (60.8)                (58.0)
                                                                        --------              --------
       Total shareholders' equity                                          728.2                 593.9
                                                                        --------              --------
       Total liabilities and shareholders' equity                       $2,027.9              $1,901.4
                                                                        ========              ========

See Notes to Consolidated Financial Statements.

                                      ----

                               THE SCOTTS COMPANY
  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE
                                     INCOME
          FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001
                                 (IN MILLIONS)

                                                Common Shares     Capital in               Treasury Stock
                                               ---------------    Excess of     Retained   ---------------
                                               Shares   Amount   Stated Value   Earnings   Shares   Amount
----------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                     31.3     $0.3       $389.3       $196.8     (3.4)   $(83.5)
Net income                                                                         15.5
Foreign currency translation
Unrecognized loss on derivatives
Minimum pension liability
  Comprehensive income
Issuance of common shares held in treasury                             9.0                   0.8      13.5
                                                ----     ----       ------       ------    -----    ------
Balance, September 30, 2001                     31.3      0.3        398.3        212.3     (2.6)    (70.0)
Net income                                                                         82.5
Foreign currency translation
Unrecognized loss on derivatives
Minimum pension liability
  Comprehensive income
Issuance of common shares held in treasury                             0.3                   1.4      28.2
                                                ----     ----       ------       ------    -----    ------
Balance, September 30, 2002                     31.3      0.3        398.6        294.8     (1.2)    (41.8)
Net income                                                                        103.8
Foreign currency translation
Unrecognized gain on derivatives
Minimum pension liability
  Comprehensive income
Issuance of common shares                        0.7                  (8.5)
Issuance of common shares held in treasury                                                   1.2      41.8
                                                ----     ----       ------       ------    -----    ------
Balance, September 30, 2003                     32.0     $0.3       $390.1       $398.6      0.0    $  0.0
                                                ====     ====       ======       ======    =====    ======

                                      ----

                               THE SCOTTS COMPANY
  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE
                               INCOME (CONTINUED)
          FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
                                 (IN MILLIONS)

                                                           Accumulated Other
                                                         Comprehensive Income
                                              -------------------------------------------
                                                            Minimum Pension     Foreign
                                                               Liability       Currency
                                              Derivatives     Adjustment      Translation   Total
--------------------------------------------------------------------------------------------------
Balance, September 30, 2000                      $              $ (5.1)         $(19.9)     $477.9
                                                 -----          ------          ------      ------
Net income                                                                                    15.5
Foreign currency translation
Unrecognized loss on derivatives                  (1.5)(b)                                    (1.5)
Minimum pension liability                                         (8.2)(a)                    (8.2)
                                                                                            ------
  Comprehensive income                                                                         5.8
Issuance of common shares held in treasury                                                    22.5
                                                 -----          ------          ------      ------
Balance, September 30, 2001                      $(1.5)         $(13.3)         $(19.9)     $506.2
                                                 -----          ------          ------      ------
Net income                                                                                    82.5
Foreign currency translation                                                       1.7         1.7
Unrecognized loss on derivatives                  (0.6)(b)                                    (0.6)
                                                                                            ------
Minimum pension liability                                        (24.4)(a)                   (24.4)
  Comprehensive income                                                                        59.2
Issuance of common shares held in treasury                                                    28.5
                                                 -----          ------          ------      ------
Balance, September 30, 2002                      $(2.1)         $(37.7)         $(18.2)     $593.9
                                                 =====          ======          ======      ======
Net income                                                                                   103.8
Foreign currency translation                                                      (2.8)       (2.8)
Unrecognized gain on derivatives                   0.8(b)                                      0.8
Minimum pension liability                                         (0.8)(a)                    (0.8)
                                                                                            ------
  Comprehensive income                                                                       101.0
Issuance of common shares                                                                     (8.5)
Issuance of common shares held in treasury                                                    41.8
                                                 -----          ------          ------      ------
Balance, September 30, 2003                      $(1.3)         $(38.5)         $(21.0)     $728.2
                                                 =====          ======          ======      ======

---------------
(a) Net of tax benefits of $1.3, $14.8, and $5.5 for fiscal 2003, 2002 and 2001, respectively.

(b) Net of tax (expense) benefits of $(0.6), $0.3 and $1.1 for fiscal 2003, 2002 and 2001.

See Notes to Consolidated Financial Statements.

                                      ----

                               THE SCOTTS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     The Scotts Company and its subsidiaries (collectively "Scotts" or the "Company") are engaged in the manufacture, marketing and sale of lawn and garden care products. The Company's major customers include home improvement centers, mass merchandisers, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, commercial nurseries and greenhouses, and specialty crop growers. The Company's products are sold primarily in North America and the European Union. We also operate the Scotts LawnService(R) business which provides lawn and tree and shrub fertilization, insect control and other related services in the United States.

ORGANIZATION AND BASIS OF PRESENTATION

     The Company's consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of The Scotts Company and all wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts are eliminated in consolidation. The Company's criteria for consolidating entities are based on majority ownership and an objective evaluation and determination of effective management control.

REVENUE RECOGNITION

     Revenue is recognized when products are shipped and when title and risk of loss transfer to the customer. Provisions for estimated returns and allowances are recorded at the time of shipment based on historical rates of returns as a percentage of sales and are periodically adjusted for known changes in return levels. Scotts LawnService(R) revenues are recognized at the time service is provided to the customer.

     Under the terms of the Marketing Agreement between The Scotts Company and Monsanto, the Company in its role as exclusive agent performs certain functions, such as sales support, merchandising, distribution and logistics on behalf of Monsanto, and incurs certain costs in support of the consumer Roundup(R) business. The actual costs incurred by Scotts on behalf of Roundup(R) are recovered from Monsanto through the agency management and are treated solely as a recovery of incurred costs. Revenue is not recognized in the Company's consolidated financial statements for the recovery of these costs since the services rendered are solely in support of the agency arrangement and not a part of any principal line of business.

PROMOTIONAL ALLOWANCES

     The Company promotes its branded products through cooperative advertising programs with retailers. Retailers are also offered in-store promotional allowances and rebates based on sales volumes. Certain products are also promoted with direct consumer rebate programs and special purchasing incentives. Promotion costs (including allowances and rebates) incurred during the year are expensed to interim periods in relation to revenues and are recorded as a reduction of net sales.

ADVERTISING

     The Company advertises its branded products through national and regional media. All advertising costs, except for external production costs, are expensed within the fiscal year in which such costs are incurred. External production costs for advertising programs are deferred until the period in which the advertising is first aired.

     Scotts LawnService(R) promotes its service offerings through direct response mail campaigns. The external costs associated with these campaigns are deferred and recognized ratably and recorded as advertising expense in proportion to revenues as advertising costs over a period not in excess of one year. The costs deferred at September 30, 2003 and 2002 are $1.0 million and $0.9 million, respectively.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FRANCHISE OPERATIONS

     The Company's Scotts LawnService(R) segment consists of 68 company-operated locations serving 44 metropolitan markets, with an additional 70 independent franchise locations at September 30, 2003. In fiscal 2002, there were 60 company-operated and 45 franchised locations. Franchise fee income and royalties are not material to total income from operations.

RESEARCH AND DEVELOPMENT

     All costs associated with research and development are charged to expense as incurred. Expense for fiscal 2003, 2002 and 2001 was $30.4 million, $26.2 million and $24.7 million, respectively.

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

INTERNAL USE SOFTWARE

     The Company accounts for the costs of internal use software in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, costs other than reengineering costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation/operation stage. As of September 30, 2003 and 2002, the Company had $43.3 million and $35.8 million, respectively, in unamortized capitalized internal use computer software costs. Amortization of these costs was $9.0 million, $5.8 million and $4.3 million during fiscal 2003, 2002 and 2001, respectively.

EARNINGS PER COMMON SHARE

     Basic earnings per common share is based on the weighted-average number of common shares outstanding each period. Diluted earnings per common share is based on the weighted-average number of common shares and dilutive potential common shares (stock options, stock appreciation rights and warrants) outstanding each period.

INVENTORIES

     Inventories are stated at the lower of cost or market, principally determined by the FIFO method; however, certain growing media inventories are accounted for by the LIFO method. At September 30, 2003 and 2002, approximately 6% and 7% of inventories, respectively, are valued at the lower of LIFO cost or market. Inventories include the cost of raw materials, labor and manufacturing overhead. The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value. Reserves for excess and obsolete inventories were $22.0 million and $25.9 million at September 30, 2003 and 2002, respectively.

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

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Depreciation of other property, plant and equipment is provided on the straight-line method and is based on the estimated useful economic lives of the assets as follows:

Land improvements                                             10 - 25 years
Buildings                                                     10 - 40 years
Machinery and equipment                                        3 - 15 years
Furniture and fixtures                                         6 - 10 years
Software                                                        3 - 8 years

     Interest is capitalized on all significant capital projects. The Company capitalized $1.4 million, $1.1 million and $3.1 million of interest costs during fiscal 2003, 2002 and 2001, respectively.

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

     Management also assesses the recoverability of goodwill, tradenames and other intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its discounted future cash flows. Goodwill and unamortizable intangible assets are reviewed for impairment at least annually during the first fiscal quarter. If it is determined that an impairment of intangible assets has occurred, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds its estimated fair value.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents. The Company maintains cash deposits in banks which from time to time exceed the amount of deposit insurance available. Management periodically assesses the financial condition of the institutions and believes that any potential credit loss is minimal.

FOREIGN EXCHANGE INSTRUMENTS

     Gains and losses on foreign currency transaction hedges are recognized in income and offset the foreign exchange gains and losses on the underlying transactions. Gains and losses on foreign currency firm commitment hedges are deferred and included in the basis of the transactions underlying the commitments.

     All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated into U.S. dollar equivalents at year-end exchange rates. Translation gains and losses are accumulated as a separate component of other comprehensive income and included in shareholders' equity. Income and expense items are translated at the twelve month average of the month end exchange rates. Foreign currency transaction gains and losses are included in the determination of net income.

DERIVATIVE INSTRUMENTS

     In the normal course of business, the Company is exposed to fluctuations in interest rates and the value of foreign currencies. The Company has established policies and procedures that govern the management of these exposures through the use of a variety of financial instruments. The Company employs various financial instruments, including forward exchange contracts and swap agreements, to manage certain of the exposures when practical. By policy, the Company does not enter into such contracts for the purpose of speculation or use leveraged financial instruments. The Company's derivative activities are managed by the Chief Financial Officer and other senior management of the Company in consultation with the Finance Committee of the Board of Directors. These activities include establishing a risk-management philosophy and objectives, providing guidelines for derivative-instrument usage and establishing procedures for control and valuation, counterparty credit approval and the monitoring and
                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reporting of derivative activity. The Company's objective in managing its exposure to fluctuations in interest rates and foreign currency exchange rates is to decrease the volatility of earnings and cash flows associated with changes in the applicable rates and prices. To achieve this objective, the Company primarily enters into forward exchange contracts and swap agreements whose values change in the opposite direction of the anticipated cash flows. Derivative instruments related to forecasted transactions are considered to hedge future cash flows, and the effective portion of any gains or losses is included in other comprehensive income until earnings are affected by the variability of cash flows. Any remaining gain or loss is recognized currently in earnings. The cash flows of the derivative instruments are expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the hedged risk. If it becomes probable that a forecasted transaction will no longer occur, the derivative will continue to be carried on the balance sheet at fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings.

     To manage certain of its cash flow exposures, the Company has entered into forward exchange contracts and interest rate swap agreements. The forward exchange contracts are designated as hedges of the Company's foreign currency exposure associated with future cash flows. The change in the value of the amounts payable or receivable under forward exchange contracts are recorded as adjustments to other income or expense. The interest rate swap agreements are designated as hedges of the Company's interest rate risk associated with certain variable rate debt. The change in the value of the amounts payable or receivable under the swap agreements are recorded as adjustments to interest expense.

     Unrealized gains or losses resulting from valuing these swaps at fair value are recorded in other comprehensive income.

     The Company adopted Statement of Financial Accounting Standards No. 133, which is amended by Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", as of October 2000. Since adoption, there have been no gains or losses recognized in earnings for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness.

STOCK-BASED COMPENSATION AWARDS

     Beginning in fiscal 2003, the Company began expensing prospective grants of employee stock-based compensation awards in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of SFAS No. 123". The fair value of future awards will be expensed ratably over the vesting period, which has historically been three years, except for grants to members of the Board of Directors, which have a six month vesting period.

     In fiscal 2003, the Company granted 404,500 options to officers and other key employees, 63,000 options to members of the Board of Directors and 239,000 stock appreciation rights to executive officers. The exercise price for the option awards and the stated price for the stock appreciation rights awards were determined by the closing price of the Company's common shares on the date of grant. The related compensation expense recorded in fiscal 2003 was $4.8 million.

     The Black-Scholes value of options granted in fiscal 2001 and fiscal 2002 was $10.0 million and $10.7 million, respectively. The Black-Scholes value of all stock-based compensation grants awarded during fiscal 2003 was $13.1 million. Had compensation expense been recognized for the periods ended

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003, 2002 and 2001 in accordance with the recognition provisions of SFAS No. 123, the Company would have recorded net income and net income per share as follows:

                                                               For the years ended
                                                                  September 30,
                                                                2003    2002    2001
------------------------------------------------------------------------------------
                                                                   ($ millions,
                                                              except per share data)
Net income                                                    $103.8   $82.5   $15.5
Stock-based compensation expense included in reported net
  income, net of tax                                             2.9
Total stock-based employee compensation expense determined
  under fair value based method for all awards, net of tax      (7.0)   (4.9)   (6.7)
                                                              ------   -----   -----
Net income, as adjusted                                       $ 99.7   $77.6   $ 8.8
                                                              ======   =====   =====
Net income per share:
  Basic                                                       $ 3.36   $2.81   $0.55
  Diluted                                                     $ 3.23   $2.61   $0.51
Net income per share, as adjusted:
  Basic                                                       $ 3.23   $2.65   $0.31
  Diluted                                                     $ 3.11   $2.45   $0.29

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

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' financial statements to conform to fiscal 2003 classifications.

NOTE 2. DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS

                                                                     2003                2002
---------------------------------------------------------------------------------------------
                                                                          ($ millions)
INVENTORIES, NET:
  Finished goods                                                   $203.7              $196.6
  Raw materials                                                      72.4                72.5
                                                                   ------              ------
  Total                                                            $276.1              $269.1
                                                                   ======              ======

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  2003                 2002
---------------------------------------------------------------------------------------------
                                                                         ($ millions)
PROPERTY, PLANT AND EQUIPMENT, NET:
  Land and improvements                                          $  37.4              $  38.0
  Buildings                                                        127.7                120.9
  Machinery and equipment                                          316.9                289.9
  Furniture and fixtures                                            38.9                 33.1
  Software                                                          70.1                 47.6
  Construction in progress                                          17.7                 45.7
  Less: accumulated depreciation                                  (270.5)              (246.0)
                                                                 -------              -------
  Total                                                          $ 338.2              $ 329.2
                                                                 =======              =======

                                                                    2003                2002
---------------------------------------------------------------------------------------------
                                                                          ($ millions)
ACCRUED LIABILITIES:
  Payroll and other compensation accruals                          $ 53.5              $ 53.2
  Advertising and promotional accruals                               75.9                63.0
  Restructuring accruals                                              4.5                11.2
  Other                                                              69.2                79.0
                                                                   ------              ------
  Total                                                            $203.1              $206.4
                                                                   ======              ======

                                                                    2003                2002
---------------------------------------------------------------------------------------------
                                                                          ($ millions)
OTHER NON-CURRENT LIABILITIES:
  Accrued pension and postretirement liabilities                   $108.1              $101.6
  Legal and environmental reserves                                    6.8                 8.2
  Restructuring accruals                                                                  0.8
  Other                                                              36.8                13.9
                                                                   ------              ------
  Total                                                            $151.7              $124.5
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

     The agreement also requires the Company to make fixed annual payments to Monsanto as a contribution against the overall expenses of the Roundup(R) business. The annual fixed payment is defined as $20 million. However, portions of the annual payments for the first three years of the agreement are deferred. No payment was required for the first year (fiscal 1999), a payment of $5 million was required for the second year and a payment of $15 million was required for the third year so that a total of $40 million of the contribution payments were deferred. Beginning in the fifth year of the agreement (fiscal
2003), the annual payments to Monsanto increase to at least $25 million, which include per annum interest charges at 8%. The annual payments may be increased above $25 million if certain significant earnings targets are exceeded. If all of the deferred contribution amounts are paid prior to 2018, the annual contribution payments revert to $20 million. Regardless of whether the deferred contribution amounts are paid, all contribution payments cease entirely in 2018.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company's conclusion is not free from challenge and, in fact, would likely be challenged if the Company were to terminate the agreement. If it were determined that, upon termination, the Company must pay any remaining deferred contribution amounts and related per annum charges, the resulting charge to earnings could have a material impact on the Company's results of operations and financial position. At September 30, 2003, contribution payments and related per annum charges of approximately $49.2 million had been deferred under the agreement. This amount is considered a contingent obligation and has not been reflected in the financial statements as of and for the year then ended.

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

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. RESTRUCTURING AND OTHER CHARGES

2003 CHARGES

     During fiscal 2003, the Company recorded $17.1 million of restructuring and other charges.

     Costs of $5.3 million for warehouse lease buyouts and relocation of inventory associated with exiting certain warehouses in North America, and $3.8 million related to a plan to optimize our international supply chain were included in cost of sales. Severance and consulting costs of $5.3 million for the continued European integration efforts that began in the fourth quarter of fiscal 2002, and $2.7 million of administrative facility exit costs in North America were charged to selling, general and administrative expense. The severance costs incurred in fiscal 2003 are related to the reduction of 78 administrative and production employees.

2002 CHARGES

     During fiscal 2002, the Company recorded $8.1 million of restructuring and other charges.

     During the fourth quarter of fiscal 2002, the Company recorded $4.0 million of restructuring and other charges associated with reductions of headcount from the closure of a manufacturing facility in Bramford, England. This charge is included in selling, general and administrative costs in the Consolidated Statement of Operations and consists of severance and pension related costs. Closure of the Bramford facility was completed in May 2003 with the transfer of United Kingdom fertilizer production to our Howden, United Kingdom facility. Severance costs incurred in fiscal 2002 are related to the reduction of 37 administrative and production employees.

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

2001 CHARGES

     During the third and fourth quarters of fiscal 2001, the Company recorded $75.7 million of restructuring and other charges, primarily associated with reductions in headcount and the closure or relocation of certain manufacturing and administrative facilities. The $75.7 million in charges is segregated in the Consolidated Statements of Operations in two components: (i) $7.3 million included in cost of sales for the write-off of inventory that was rendered unusable as a result of the restructuring activities and (ii) $68.4 million included in selling, general and administrative costs. Included in the $68.4 million charge in selling, general and administrative costs is $20.4 million to write-down to fair value certain property and equipment and other assets; $5.8 million of facility exit costs; $27.0 million of severance costs; and $15.2 million in other restructuring and other costs. The severance costs related to the reduction in force initiatives, facility closures and consolidations in North America and Europe covered approximately 340 administrative, production, selling and other employees. Most severance costs were paid in fiscal 2002 with the balance substantially completed in 2003. All other fiscal 2001 restructuring related activities and costs were completed by the end of fiscal 2002.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following is a rollforward of the cash portion of the restructuring and other charges accrued in fiscal 2003, 2002 and 2001. The balance of the accrued charges at September 30, 2003 are included in accrued liabilities on the Consolidated Balance Sheets.

                                                        September,                       September,
                                                           2002                             2003
                                                        ----------                       ----------
     Description            Type       Classification    Balance     Payment   Accrual    Balance
---------------------------------------------------------------------------------------------------
                                                                       ($ millions)
Severance                   Cash         SG&A             $ 6.8       $(5.4)    $0.2        $1.6
Facility exit costs         Cash         SG&A               3.5        (2.6)                 0.9
Other related costs         Cash         SG&A               1.7        (1.3)     1.6         2.0
                                                          -----       -----     ----        ----
    Total cash                                            $12.0       $(9.3)    $1.8        $4.5
                                                          =====       =====     ====        ====

NOTE 5. ACQUISITIONS AND DIVESTITURES

     During fiscal 2003, the Company's Scotts LawnService(R) segment acquired 22 individual lawn service entities for a total cost of $30.6 million. Of the total purchase price, $17.2 million was paid in cash, with notes being issued for the remaining $13.4 million. Goodwill attributable to the fiscal 2003 acquisitions was $22.3 million, of which $20.4 million was deductible for tax purposes. Other intangible assets, primarily customer accounts and non-compete agreements, of $6.2 million, and working capital and property, plant and equipment of $2.1 million were also recorded.

     The Company's North American Consumer segment acquired two entities to enter the pottery business in fiscal 2003. The aggregate purchase price for these two entities was $3.2 million, all of which was paid in cash. Goodwill of $0.8 million pertaining to these acquisitions is tax deductible. Other intangible assets, primarily customer accounts of $1.0 million, and inventory of $1.4 million were also recorded.

     During fiscal 2002, the Company's Scotts LawnService(R) segment acquired 17 individual lawn service entities for a total cost of $54.8 million. Of this total, $33.9 million was paid in cash, with notes being issued for the remaining $20.9 million. Three of the entities acquired were responsible for approximately $44 million of the total acquisition costs. Goodwill related to these acquisitions of $42.7 million was recorded in fiscal 2002, all tax deductible. Other intangible assets of $8.7 million and working capital and property, plant and equipment of $3.4 million were also recorded.

     On January 1, 2001, the Company acquired the Substral(R) brand and consumer plant care business from Henkel KGaA. Substral(R) is a leading consumer fertilizer brand in many European countries including Germany, Austria, Belgium, France and the Nordics. Under the terms of the asset purchase agreement, the Company acquired specified working capital and intangible assets associated with the Substral(R) business. The final purchase price, determined based on the value of the assets acquired and the performance of the business for the period from June 15, 2000 to December 31, 2000, was $34.0 million.

     The Substral(R) acquisition was made in exchange for cash and notes payable to seller and was accounted for under the purchase method of accounting. Accordingly, Substral's results have been included from the date of its acquisition and the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Intangible assets associated with the purchase were $34.0 million.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following unaudited pro forma results of operations give effect to the fiscal 2002 and fiscal 2001 Scotts LawnService(R) acquisitions and Substral(R) brand acquisition as if they had occurred on October 1, 2000. The fiscal 2003 acquisitions were deemed immaterial to include in the table below.

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

NOTE 6. GOODWILL AND INTANGIBLE ASSETS, NET

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

     Management assesses the recoverability of goodwill, tradenames and other intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its discounted future cash flows. Goodwill and unamortizable intangible assets are reviewed for impairment at least annually. If it is determined that an impairment of intangile assets has occurred, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds its estimated fair value.

     In the first quarter of fiscal 2003, the Company completed its annual impairment analysis and determined that a charge for annual impairment was not required.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table presents goodwill and intangible assets as of the end of each period presented. The September 30, 2002 balances reflect the impairment charge recorded as of October 1, 2001.

                                                  September 30, 2003                         September 30, 2002
                                        --------------------------------------     --------------------------------------
                             Weighted    Gross                          Net         Gross                          Net
                             Average    Carrying     Accumulated      Carrying     Carrying     Accumulated      Carrying
                               Life      Amount      Amortization      Amount       Amount      Amortization      Amount
-------------------------------------------------------------------------------------------------------------------------
                                                                     ($ millions)
Amortizable intangible
  assets:
  Technology                    21       $66.9          $(22.7)        $ 44.2       $61.9          $(18.8)        $ 43.1
  Customer accounts              7        42.3            (6.0)          36.3        33.2            (3.5)          29.7
  Tradenames                    16        11.3            (3.0)           8.3        11.3            (2.3)           9.0
  Other                         15        54.6           (37.9)          16.7        50.6           (34.0)          16.6
                                                                       ------                                     ------
    Total amortizable
      intangible assets,
      net                                                               105.5                                       98.4
Unamortizable intangible
  assets:
  Tradenames                                                            320.3                                      312.7
  Other                                                                   3.2                                        3.1
                                                                       ------                                     ------
    Total intangible
      assets, net                                                       429.0                                      414.2
  Goodwill                                                              406.5                                      377.5
                                                                       ------                                     ------
    Total goodwill and
      intangible assets,
      net                                                              $835.5                                     $791.7
                                                                       ======                                     ======

     The changes to the net carrying value of goodwill by segment for the fiscal year ended September 30, 2003 are as follows (in millions):

                                              N.A.         Scotts          Global      International
                                            Consumer   LawnService(R)   Professional     Consumer      Total
-------------------------------------------------------------------------------------------------------------
Balance as of September 30, 2002             $178.3        $68.5           $52.5           $78.2       $377.5
Increases due to acquisitions                   0.8         22.3                                         23.1
Reduction of final purchase of previous
  acquisition                                  (1.6)                                                     (1.6)
Other (reclassifications and cumulative
  translation)                                 (0.4)         0.6                             7.3          7.5
                                             ------        -----           -----           -----       ------
Balance as of September 30, 2003             $177.1        $91.4           $52.5           $85.5       $406.5
                                             ======        =====           =====           =====       ======

     The following table represents a reconciliation of recorded net income to adjusted net income and related earnings per share data as if the provision of SFAS No. 142 relating to non-amortization of indefinite-lived intangible assets had been adopted as of the beginning of the earliest period presented. This presentation does not take into account the impairment charge, if any, that may have been recorded

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

if SFAS 142 had been adopted in the earlier periods presented. Basic and diluted earnings per share would have been $3.44 and $3.19, respectively in fiscal 2002 excluding the impairment charge.

                                                                         For the year ended
                                                                           September 30,
                                                                                2001
-------------------------------------------------------------------------------------------
                                                                            ($ millions,
                                                                          except per share
                                                                               data)
Net income
  Reported net income                                                          $ 15.5
  Goodwill amortization                                                          11.2
  Tradename amortization                                                         10.1
  Taxes                                                                          (4.7)
                                                                               ------
  Net income as adjusted                                                       $ 32.1
                                                                               ======
Basic EPS
  Reported net income                                                          $ 0.55
  Goodwill amortization                                                           .39
  Tradename amortization                                                          .36
  Taxes                                                                         (0.17)
                                                                               ------
  Net income as adjusted                                                       $ 1.13
                                                                               ======
Diluted EPS
  Reported net income                                                          $ 0.51
  Goodwill amortization                                                           .37
  Tradename amortization                                                          .33
  Taxes                                                                         (0.16)
                                                                               ------
  Net income as adjusted                                                       $ 1.05
                                                                               ======

     The total amortization expense for the years ended September 30, 2003, 2002 and 2001 was $8.6 million, $5.7 million and $27.7 million, respectively.

     Estimated amortization expense for the existing amortizable intangible assets for the years ended September 30, is as follows:

--------------------------------------------------------------------------------------
                                                                          ($ millions)
2004                                                                          $9.6
2005                                                                           9.2
2006                                                                           8.9
2007                                                                           8.6
2008                                                                           8.6

NOTE 7. RETIREMENT PLANS

     The Company offers a defined contribution profit sharing and 401(k) plan for substantially all U.S. employees. The majority of full and part-time employees may participate in the plan on the first day of the month after being hired, with a portion of the workforce being required to wait 60 days and until the first of the next month. The plan allows participants to contribute up to 75% of their compensation in the form of pre-tax contributions, not to exceed the annual Internal Revenue Service (IRS) maximum deferral amount. The Company provides a matching contribution equivalent to 100% of participants' initial

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3% contribution and 50% of the participants' remaining contribution up to 5%. Participants are immediately vested in employee contributions, the Company's matching contributions and the investment return on those monies. The Company also provides a base contribution to employees' accounts regardless of whether employees are active in the plan. The base contribution is 2% of compensation up to 50% of the Social Security taxable wage base plus 4% of compensation in excess of 50% of the Social Security taxable wage base. Domestic employees of the Company are eligible to receive base contributions on the first day of the month following the date of hire with a portion of the workforce eligible to receive base contributions on the first day of the month after completing one year of service. Participants become fully vested in the Company's base contribution after three years of service. The Company recorded charges of $9.6 million, $7.3 million and $10.3 million under the plan in fiscal 2003, 2002 and 2001, respectively.

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

     The Company also sponsors the following pension plans associated with the international businesses it has acquired: Scotts International BV, ASEF BV (Netherlands), The Scotts Company (United Kingdom) Ltd., Miracle Garden Care, Scotts France SAS, Scotts Celaflor GmbH (Germany) and Scotts Celaflor HG (Austria). These plans generally cover all associates of the respective businesses and retirement benefits are generally based on years of service and compensation levels. The pension plans for Scotts International BV, ASEF BV (Netherlands), The Scotts Company (United Kingdom) Ltd., and Miracle Garden Care are funded plans. The remaining international pension plans are not funded by separately held plan assets.

     In connection with reduction in force initiatives implemented in fiscal 2001, curtailment (gains) or losses of ($0.2) million and $2.7 million were recorded as components of restructuring expense for the international and domestic defined benefit pension plans, respectively. In connection with the closure of a manufacturing plant in Bramford, England, completed in May 2003, special termination benefits of $1.5 million were recorded as a component of restructuring expense in September 2002.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following tables present information about benefit obligations, plan assets, annual expense and other assumptions about the Company's defined benefit pension plans (in millions):

                                            Curtailed                                    Curtailed
                                             Defined             International         Supplemental
                                          Benefit Plan           Benefit Plans             Plan
                                        -----------------     -------------------     ---------------
                                         2003       2002       2003        2002       2003      2002
-----------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning
  of year                               $ 77.0     $ 67.2     $ 101.2     $  76.1     $ 2.0     $ 1.9
Service cost                                                      4.0         3.1
Interest cost                              4.9        5.1         5.8         4.5       0.1       0.1
Plan participants'
  contributions                                                   0.7         0.7
Curtailment loss                                                              1.5
Actuarial loss                             9.7        9.6         1.5        12.0       0.2       0.2
Benefits paid                             (5.0)      (4.9)       (3.8)       (3.1)     (0.2)     (0.2)
Foreign currency translation                                      9.6         6.4
                                        ------     ------     -------     -------     -----     -----
Benefit obligation at end of
  year                                  $ 86.6     $ 77.0     $ 119.0     $ 101.2     $ 2.1     $ 2.0
                                        ======     ======     =======     =======     =====     =====
CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year                       49.8       56.9        51.0        51.8
Actual return on plan assets               7.7       (6.2)        6.1        (5.2)
Employer contribution                      6.7        4.0         5.2         3.7       0.2       0.1
Plan participants'
  contributions                                                   0.7         0.7
Benefits paid                             (5.0)      (4.9)       (3.8)       (3.1)     (0.2)     (0.1)
Foreign currency translation                                      4.4         3.1
                                        ------     ------     -------     -------     -----     -----
Fair value of plan assets at
  end of year                           $ 59.2     $ 49.8     $  63.6     $  51.0
                                        ======     ======     =======     =======     =====     =====
AMOUNTS RECOGNIZED IN THE
  STATEMENT OF FINANCIAL
  POSITION CONSIST OF:
Funded status                            (27.4)     (27.2)      (55.4)      (50.2)     (2.1)     (2.0)
Unrecognized losses                       35.6       31.7        38.3        39.9       0.6       0.5
                                        ------     ------     -------     -------     -----     -----
Net amount recognized                   $  8.2     $  4.5     $ (17.1)    $ (10.3)    $(1.5)    $(1.5)
                                        ======     ======     =======     =======     =====     =====
Weighted average assumptions:
Discount rate                             6.00%      6.75%       5.25%        5.5%     6.00%     6.75%
Expected return on plan assets            8.00%      8.00%    6.0-8.0%    7.0-8.0%      n/a       n/a
Rate of compensation increase              n/a        n/a     3.0-4.0%    3.0-4.0%      n/a       n/a

                                 2003    2002    2001    2003    2002    2001    2003    2002   2001
----------------------------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC
  BENEFIT COST
Service cost                     $       $       $       $ 4.0   $ 3.1   $ 3.6   $       $      $
Interest cost                      4.9     5.1     4.6     5.8     4.5     4.0     0.1   0.1     0.1
Expected return on plan assets    (3.8)   (4.4)   (4.3)   (4.0)   (4.0)   (4.8)
Net amortization and deferral      1.9     0.7     0.3     2.2     0.7
Curtailment loss (gain)                            2.7                    (0.2)
                                 -----   -----   -----   -----   -----   -----   -----   ----   ----
Net periodic benefit cost
  (income)                       $ 3.0   $ 1.4   $ 3.3   $ 8.0   $ 4.3   $ 2.6   $ 0.1   $0.1   $0.1
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

     The following table sets forth the information about the retiree medical plan:

                                                                    2003                2002
---------------------------------------------------------------------------------------------
                                                                          ($ millions)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                            $ 20.8              $ 22.5
Service cost                                                          0.4                 0.3
Interest cost                                                         1.9                 1.4
Plan participants' contributions                                      0.5                 0.3
Actuarial (gain) loss                                                10.4                (2.2)
Benefits paid                                                        (2.2)               (1.5)
                                                                   ------              ------
Benefit obligation at end of year                                  $ 31.8              $ 20.8
                                                                   ======              ======
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                     $                   $
Employer contribution                                                 1.7                 1.2
Plan participants' contributions                                      0.5                 0.3
Benefits paid                                                        (2.2)               (1.5)
                                                                   ------              ------
Fair value of plan assets at end of year                           $                   $
                                                                   ======              ======
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL
  POSITION CONSIST OF:
Funded status                                                      $(31.8)             $(20.8)
Unrecognized prior service costs                                     (0.4)               (1.1)
Unrecognized prior (gain) loss                                        7.9                (2.3)
                                                                   ------              ------
Net amount recognized                                              $(24.3)             $(24.2)
                                                                   ======              ======

     The discount rates used in determining the accumulated postretirement benefit obligation were 6.00% and 6.75% in fiscal 2003 and 2002, respectively. For measurement purposes, annual rate of increase in per capita cost of covered retiree medical benefits assumed for fiscal 2003 was 8.5% for participants under 65 years of age and 9.5% for those over 65, and 9.5% for all participants in fiscal 2002. The rate was assumed to decrease gradually to 5.5% by the year 2011 and remain at that level thereafter. A 1% increase in health cost trend rate assumptions would increase the accumulated postretirement benefit obligation
(APBO) as of September 30, 2003 and 2002 by $2.5 million and $1.6 million, respectively. A 1% decrease in health cost trend rate assumptions would decrease the APBO as of September 30, 2003 and 2002 by $2.2 million and $1.4 million, respectively. A 1% increase or decrease in the same rate would not have a material effect on service or interest costs.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company is self-insured for certain health benefits up to $0.2 million per occurrence per individual. The cost of such benefits is recognized as expense in the period the claim is incurred. This cost was $15.4 million, $15.8 million, and $14.7 million in fiscal 2003, 2002 and 2001, respectively.

NOTE 9. DEBT

                                                                        September 30,
                                                                  --------------------------
                                                                   2003                2002
--------------------------------------------------------------------------------------------
                                                                         ($ millions)
Revolving loans under credit agreement                            $                   $
Term loans under credit agreement                                  326.5               375.5
Senior subordinated notes                                          393.1               391.8
Notes due to sellers                                                21.6                43.4
Foreign bank borrowings and term loans                               6.3                 7.0
Capital lease obligations and other                                 10.1                11.7
                                                                  ------              ------
                                                                   757.6               829.4
Less current portions                                               55.4                98.2
                                                                  ------              ------
                                                                  $702.2              $731.2
                                                                  ======              ======

     Maturities of short- and long-term debt, including capital leases for the next five fiscal years and thereafter are as follows:

                                                            Capital Leases              Other
                                                              and Other                  Debt
----------------------------------------------------------------------------------------------
                                                                       ($ millions)
2004                                                            $ 3.2                   $ 57.5
2005                                                              1.4                     55.2
2006                                                              0.9                      2.6
2007                                                              0.8                    179.2
2008                                                              0.8                     59.8
Thereafter                                                        8.6                    400.3
                                                                -----                   ------
                                                                $15.7                   $754.6
  Less: amounts representing future interest                     (5.6)                    (7.1)
                                                                -----                   ------
                                                                $10.1                   $747.5
                                                                =====                   ======

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

     Spreads on rates and commitment fees under the Credit Agreement vary according to the Company's leverage ratios, and interest rates also vary within tranches. The weighted-average interest rate on the Company's borrowings under the Credit Agreement for the years ended September 30, 2003 and 2002 was 4.88% and 6.26%, respectively. Administrative fees paid in fiscal 2003 for the Credit Agreement totaled $0.4 million.

     Financial covenants include interest coverage and net leverage ratios. Other covenants include limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sale of assets,
                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

leases, dividends, capital expenditures, and investments. The Scotts Company and all of its domestic subsidiaries pledged substantially all of their personal, real and intellectual property assets as collateral for the borrowings under the Credit Agreement. The Scotts Company and its subsidiaries also pledged the stock in foreign subsidiaries that borrow under the Credit Agreement.

     The term loan facilities under the Credit Agreement consist of two tranches. The Tranche A Term Loan Facility consists of three sub-tranches of Euros and British Pounds Sterling in the aggregate principal amount of $265 million, which are to be repaid quarterly over a 6 1/2 year period ending June 30, 2005. The Tranche B Loan Facility has an aggregate principal amount of $260 million and is to be repaid quarterly over a 6 1/2 year period ending December 31, 2007. At September 30, 2003, the outstanding balances of the Tranche A and Tranche B Term loan Facilities are $86.0 million and $240.5 million, respectively. Minimum required repayments by fiscal years are as follows:

                                               For the fiscal years ending September 30,
                                 2004             2005            2006            2007            2008
                                -----------------------------------------------------------------------
                                                             ($ millions)
Tranche A                       $ 37.7           $ 48.3           $ --           $   --           $  --
Tranche B                          0.9              0.9            0.9            178.4            59.4

     These future payments are presented at foreign exchange rates in effect at September 30, 2003.

     The term loan facilities have a variable interest rate which was 3.98% at September 30, 2003.

     Approximately $17.3 million of financing costs associated with the Credit Agreement have been deferred as of September 30, 2003 and are being amortized over a period which ends June 30, 2005. The unamortized balance September 30, 2003 was $5.8 million.

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

     In January 1999, The Scotts Company completed an offering of $330 million of 8 5/8% Senior Subordinated Notes due 2009. The Scotts Company entered into two interest rate locks in fiscal 1998 to hedge its anticipated interest rate exposure on the 8 5/8% Notes offering. The total amount paid under the interest rate locks of $12.9 million has been recorded as a reduction of the 8 5/8% Notes' carrying value and is being amortized over the life of the 8 5/8% Notes as interest expense. Approximately $11.8 million of issuance costs associated with the 8 5/8% Notes were deferred and are being amortized over the term of the Notes. The effective interest rate for the notes including the cost of the interest rate locks is 9.24%.

     In October 2003, The Scotts Company completed a refinancing of its Credit Agreement and its $400 million 8 5/8% Senior Subordinated Notes in a series of transactions. See Note 23 to the Consolidated Financial Statements.

     In conjunction with previous acquisitions, notes were issued for certain portions of the total purchase price that are to be paid in future periods. The present value of the remaining note payments is $21.6 million, of which $15.5 million pertains to lawnservice business acquisitions. The Company is imputing interest on the notes using the stated interest rate or an interest rate prevalent for similar instruments at the time of acquisition on the non-interest bearing notes.

     Foreign notes of $6.0 million issued on December 12, 1997, have an 8-year term and bear interest at 1% below LIBOR. The present value of these loans at September 30, 2003 and 2002 was $0.6 million and $2.6 million, respectively. The loans are denominated in British Pounds Sterling and can be redeemed, on demand, by the note holder. The foreign bank borrowings of $5.7 million at September 30, 2003 and $4.4 million at September 30, 2002 represent lines of credit for foreign operations and are primarily denominated in Euros.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SHAREHOLDERS' EQUITY

                                                               2003            2002
---------------------------------------------------------------------------------------
                                                                  (in millions)
STOCK
Preferred shares, no par value:
  Authorized                                                 0.2 shares      0.2 shares
  Issued                                                     0.0 shares      0.0 shares
Common shares, no par value
  Authorized                                               100.0 shares    100.0 shares
  Issued                                                    32.0 shares     31.3 shares

     Class A Convertible Preferred Stock ("Preferred Shares") with a liquidation preference of $195.0 million was issued in conjunction with the 1995 Miracle-Gro merger transactions. These Preferred Shares had a 5% dividend yield and were convertible upon shareholder demand into common shares at any time and at The Scotts Company's option after May 2000 at $19.00 per common share. The conversion feature associated with the Preferred Shares issued in connection with the Miracle-Gro merger transactions was negotiated as an integral part of the overall transaction. The conversion price exceeded the fair market value of The Scotts Company's common shares on the date the two companies reached agreement and, therefore, the Preferred Shares did not provide for a beneficial conversion feature. Additionally, warrants to purchase 3.0 million common shares of The Scotts Company were issued as part of the purchase price. As of September 30, 2003, all warrants have been exercised by the issuance of 1,527,551 common shares in a series of non-cash transactions. The fair value of the warrants at issuance has been included in capital in excess of par value in the Company's Consolidated Balance Sheets.

     In fiscal 1999, certain of the Preferred Shares were converted into 0.2 million common shares at the holder's option. In October 1999, all of the then outstanding Preferred Shares were converted into 10.0 million common shares. In exchange for the early conversion, The Scotts Company paid the holders of the Preferred Shares $6.4 million. That amount represents the dividends on the Preferred Shares that otherwise would have been payable from the conversion date through May 2000, the month during which the Preferred Shares could first be redeemed by The Scotts Company. In addition, The Scotts Company agreed to accelerate the termination of many of the standstill provisions in the Miracle-Gro merger agreement that would otherwise have terminated in May 2000. These standstill provisions include the provisions related to the Board of Directors and voting restrictions, as well as restrictions on transfer. Therefore, the former shareholders of Stern's Miracle-Gro Products, Inc., including Hagedorn Partnership, L.P., may vote their common shares freely in the election of directors and generally on all matters brought before The Scotts Company's shareholders. Following the conversion and the termination of the standstill provisions described above, the former shareholders of Miracle-Gro owned approximately 34% as of September 30, 2003 of The Scotts Company's outstanding common shares and, thus, have the ability to significantly influence the election of directors and approval of other actions requiring the approval of The Scotts Company's shareholders.

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

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Under The Scotts Company 1996 Stock Option Plan (the "1996 Plan"), stock awards may be granted to officers and other key employees of the Company and non-employee directors of The Scotts Company. The maximum number of common shares that may be issued under the 1996 Plan is 5.5 million. Vesting periods under the 1996 Plan vary. Generally, a 3-year cliff vesting schedule is used unless decided otherwise by the Compensation and Organization Committee of the Board of Directors. The Company also has a phantom option plan for certain management employees which is payable in cash based on the increase in the Company's share price over a three-year vesting period.

     Under The Scotts Company 2003 Stock Option and Incentive Equity Plan (the "2003 Plan"), which was approved by the Board Directors at the annual meeting in January 2003, stock awards may be granted to officers and other key employees of the Company and non-employee directors of The Scotts Company. The maximum number of common shares that may be issued under the 2003 Plan is 3.5 million. Vesting periods under the 2003 Plan vary. Generally a three-year cliff vesting schedule is used unless decided otherwise by the Compensation and Organization Committee of the Board of Directors.

     Aggregate stock award activity consists of the following (shares in millions):

                                               Fiscal Year ended September 30,
                              ------------------------------------------------------------------
                                      2003                   2002                   2001
                              --------------------   --------------------   --------------------
                                          Weighted               Weighted               Weighted
                              Number of     Avg.     Number of     Avg.     Number of     Avg.
                               Common     Exercise    Common     Exercise    Common     Exercise
                               Shares      Price      Shares      Price      Shares      Price
------------------------------------------------------------------------------------------------
Beginning balance                4.2       $31.25       4.6       $27.94       4.9       $26.67
Awards granted                   0.7       $49.07       0.6       $40.69       0.9       $30.88
Awards exercised                (0.7)      $27.14      (0.9)      $21.45      (0.8)      $21.24
Awards canceled                 (0.1)      $36.43      (0.1)      $28.78      (0.4)      $27.96
                                ----                   ----                   ----
Ending balance                   4.1       $35.00       4.2       $31.25       4.6       $27.94
                                ----                   ----                   ----
Exercisable at September 30      2.4       $31.31       2.8       $29.01       3.0       $24.96

     The following summarizes certain information pertaining to stock awards outstanding and exercisable at September 30, 2003 (shares in millions):

                                                 Awards Outstanding           Awards Exercisable
                                           -------------------------------   --------------------
                                                     WTD. Avg.   WTD. Avg.   WTD. Avg.
                Range of                   No. of    Remaining   Exercise     No. of     Exercise
             Exercise Price                Options     Life        Price      Options     Price
-------------------------------------------------------------------------------------------------
$15.00 - $20.00                              0.4       2.88       $18.58        0.4       $18.58
$20.00 - $25.00                              0.1       2.31        21.54        0.1        21.54
$25.00 - $30.00                              0.2       4.01        26.65        0.2        26.65
$30.00 - $35.00                              1.3       5.99        30.92        0.7        31.12
$35.00 - $40.00                              1.3       6.97        37.96        0.7        36.55
$40.00 - $45.00                              0.1       6.04        40.57        0.1        40.57
$45.00 - $52.15                              0.7       9.16        48.88        0.2        49.24
                                             ---                  ------        ---       ------
                                             4.1                  $35.00        2.4       $31.31
                                             ===                  ======        ===       ======

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which changes the measurement, recognition and disclosure standards for stock-based compensation. The Company, as allowable, had originally adopted SFAS No. 123 for disclosure purposes only. However, effective October 1, 2002, the Company began expensing options granted after that date in accordance with the SFAS No. 123 recognition and measurement provisions as amended by SFAS No. 148.

     The fair value of each award granted has been estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions for those granted in fiscal 2003, 2002 and 2001: (1) expected market-price volatility of 30.1%, 29.7% and 29.5%, respectively; (2) risk-free interest rates of 3.5%, 3.35% and 4.4%, respectively; and (3) expected life of options of 7 years for fiscal 2003 and fiscal 2002 and 6 years for fiscal 2001. Awards are generally granted with a ten-year term. The estimated weighted-average fair value per share of options granted during fiscal 2003, 2002 and 2001 was $19.35, $15.83 and $11.74, respectively.

NOTE 11. EARNINGS PER COMMON SHARE

     The following table presents information necessary to calculate basic and diluted earnings per common share. Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Options to purchase 0.1 million, 0.1 million and 0.2 million shares of common stock for the years ended September 30, 2003, 2002 and 2001, respectively, were not included in the computation of diluted earnings per common share. These options were excluded from the calculation because the exercise price of these options was greater than the

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

average market price of the common shares in the respective periods, and therefore, they were anti-dilutive.

                                                                    Year ended September 30,
                                                          ---------------------------------------------
                                                           2003                2002               2001
-------------------------------------------------------------------------------------------------------
                                                              (in millions, except per share data)
BASIC EARNINGS PER COMMON SHARE:
  Net income before cumulative effect of
     accounting change                                    $103.8              $101.0              $15.5
  Cumulative effect of change in accounting
     for intangible assets, net of tax                                         (18.5)
                                                          ------              ------              -----
  Net income                                               103.8                82.5               15.5
  Weighted-average common shares outstanding
     during the period                                      30.9                29.3               28.4
Basic earnings per common share
  Before cumulative effect of accounting
     change                                               $ 3.36              $ 3.44              $0.55
  Cumulative effect of change in accounting
     for intangible assets, net of tax                                         (0.63)
                                                          ------              ------              -----
  After cumulative effect of accounting
     change                                               $ 3.36              $ 2.81              $0.55
                                                          ======              ======              =====
DILUTED EARNINGS PER COMMON SHARE:
  Net income used in diluted earnings per
     common share calculation                             $103.8              $ 82.5              $15.5
  Weighted-average common shares outstanding
     during the period                                      30.9                29.3               28.4
Potential common shares:
  Assuming exercise of options                               1.2                 1.1                0.9
  Assuming exercise of warrants                                                  1.3                1.1
                                                          ------              ------              -----
Weighted-average number of common shares
  outstanding and dilutive potential common
  shares                                                    32.1                31.7               30.4
Diluted earnings per common share
  Before cumulative effect of accounting
     change                                               $ 3.23              $ 3.19              $0.51
  Cumulative effect of change in accounting
     for intangible assets, net of tax                                         (0.58)
                                                          ------              ------              -----
  After cumulative effect of accounting
     change                                               $ 3.23              $ 2.61              $0.51
                                                          ======              ======              =====

NOTE 12. INCOME TAXES

     The provision for income taxes consists of the following:

                                                              Year ended September 30,
                                                     -------------------------------------------
                                                     2003               2002               2001
------------------------------------------------------------------------------------------------
                                                                    ($ millions)
Currently payable:
  Federal
                                                     $ 8.2              $35.1              $29.9
  State
                                                       0.9                3.7                2.9
  Foreign
                                                       5.3                1.9                0.3
Deferred:
  Federal
                                                      41.3               19.4              (18.1)
  State
                                                       3.8                1.8               (1.8)
                                                     -----              -----              -----
  Income tax expense                                 $59.5              $61.9              $13.2
                                                     =====              =====              =====

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The domestic and foreign components of income before taxes are as follows:

                                                             Year ended September 30,
                                                   ---------------------------------------------
                                                    2003                2002               2001
------------------------------------------------------------------------------------------------
                                                                   ($ millions)
Domestic
                                                   $151.6              $160.8              $30.3
Foreign
                                                     11.7                 2.1               (1.6)
                                                   ------              ------              -----
Income before taxes                                $163.3              $162.9              $28.7
                                                   ======              ======              =====

     A reconciliation of the federal corporate income tax rate and the effective tax rate on income before income taxes is summarized below:

                                                               Year ended September 30,
                                                       ----------------------------------------
                                                       2003              2002              2001
-----------------------------------------------------------------------------------------------
Statutory income tax rate                              35.0%             35.0%             35.0%
Effect of foreign operations                           (0.1)             0.2                2.6
Goodwill amortization and other effects
  resulting from purchase accounting                                                        7.5
State taxes, net of federal benefit                    1.9               2.2                2.5
Change in deferred state effective tax
  rate                                                 (1.8)
Change in valuation allowance                          0.6
Other                                                  0.8               0.6               (1.6)
                                                       ----              ----              ----
Effective income tax rate                              36.4%             38.0%             46.0%
                                                       ====              ====              ====

     The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets at September 30 are:

                                                                          September 30,
                                                                    -------------------------
                                                                     2003               2002
---------------------------------------------------------------------------------------------
                                                                          ($ millions)
Net current assets                                                  $ 56.9              $74.6
Net non-current liabilities                                          (33.0)              (2.4)
                                                                    ------              -----
Net assets                                                          $ 23.9              $72.2
                                                                    ======              =====

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The components of the net deferred tax asset are as follows:

                                                                         September 30,
                                                                   --------------------------
                                                                    2003                2002
---------------------------------------------------------------------------------------------
                                                                          ($ millions)
ASSETS
  Inventories                                                      $ 13.3              $ 18.2
  Accrued liabilities                                                32.9                44.7
  Postretirement benefits                                            36.1                34.7
  Foreign net operating losses                                                            0.2
  Accounts receivable                                                10.7                11.7
  Other                                                              15.9                11.0
                                                                   ------              ------
  Gross deferred tax assets                                         108.9               120.5
  Valuation allowance                                                (1.0)
                                                                   ------              ------
  Deferred tax assets                                               107.9               120.5
LIABILITIES
  Property, plant and equipment                                     (45.3)              (29.7)
  Intangible assets                                                 (35.2)              (17.7)
  Other                                                              (3.5)               (0.9)
                                                                   ------              ------
  Deferred tax liability                                            (84.0)              (48.3)
                                                                   ------              ------
  Net deferred tax asset                                           $ 23.9              $ 72.2
                                                                   ======              ======

     Net operating loss carryforwards in foreign jurisdictions were $0.6 million at September 30, 2002. The use of these acquired carryforwards is subject to limitations imposed by the tax laws of each applicable country.

     State net operating loss carryforwards were $4.4 million and $0.5 million at September 30, 2003 and 2002, respectively. Any losses not previously utilized will begin to expire starting in fiscal 2011.

     State tax credits were $2.8 million at September 30, 2003. Any credits not previously utilized will begin to expire starting in fiscal 2005.

     A valuation allowance of $1.0 million at September 30, 2003 was established to offset the potential tax benefits of capital losses for which the benefits are not expected to be realized.

     Deferred taxes have not been provided on unremitted earnings of certain foreign subsidiaries and foreign corporate joint ventures that arose in fiscal years ending on or before September 30, 2003 in accordance with APB 23 since such earnings have been permanently reinvested.

NOTE 13. FINANCIAL INSTRUMENTS

     A description of the Company's financial instruments and the methods and assumptions used to estimate their fair values is as follows:

LONG-TERM DEBT

     At September 30, 2003 and 2002, Scotts had $400 million outstanding, of
8 5/8% Senior Subordinated Notes due 2009. The fair value of these notes was estimated based on recent trading information. Variable rate debt outstanding at September 30, 2003 and 2002 consisted of term loans under the Company's credit agreement and local bank borrowings for certain of the Company's foreign operations. The carrying amounts of these borrowings are considered to approximate their fair values.

INTEREST RATE SWAP AGREEMENTS

     At September 30, 2003 and 2002, Scotts had five and six interest rate swaps outstanding, respectively, with major financial institutions that effectively convert variable-rate debt to a fixed rate. The swaps have notional amounts between $10 million and $25 million ($75 million and $95 million in total,

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively) with three, four or five-year terms commencing in January 1999. Under the terms of these swaps, the Company pays swap rates ranging from 3.75% to 5.18% plus a spread based on the pricing grid contained in the credit agreement and receives three-month LIBOR in return.

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

     The estimated fair values of the Company's financial instruments are as follows for the fiscal years ended September 30:

                                                               2003                  2002
                                                        ------------------    ------------------
                                                        Carrying     Fair     Carrying     Fair
                                                         Amount     Value      Amount     Value
------------------------------------------------------------------------------------------------
                                                                      ($ millions)
Revolving and term loans under Credit Agreement          $326.5     $326.5     $375.5     $375.5
Senior Subordinated Notes                                 400.0      393.1      400.0      391.8
Foreign bank borrowings and term loans                      6.3        6.3        7.0        7.0
Interest rate swap agreements                              (2.1)      (2.1)      (3.6)      (3.6)

     Excluded from the fair value table above are the following items that are included in the Company's total debt balances at September 30, 2003 and 2002:

                                                 2003     2002
---------------------------------------------------------------
                                                  ($ millions)
Amounts paid to settle treasury locks            $(6.9)   $(8.2)
Notes due to sellers                              21.6     43.4
Capital lease obligations and other               10.1     11.7

     The fair value of the non-interest bearing notes is not considered determinable since there is no established market for notes with similar characteristics and since they represent notes that were negotiated between the Company and the seller as part of transactions to acquire businesses.

NOTE 14. OPERATING LEASES

     The Company leases buildings, land and equipment under various noncancellable lease agreements for periods of two to fourteen years. The lease agreements generally provide that the Company pay taxes,

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

insurance and maintenance expenses related to the leased assets. Certain lease agreements contain purchase options. At September 30, 2003, future minimum lease payments were as follows:

                                                                ($ millions)
2004                                                               $24.4
2005                                                                18.6
2006                                                                12.3
2007                                                                 6.5
2008                                                                 3.6
Thereafter                                                          25.4
                                                                   -----
Total minimum lease payments                                       $90.8
                                                                   =====

     The Company also leases transportation and production equipment under various one-year operating leases, which provide for the extension of the initial term on a monthly or annual basis. Total rental expenses for operating leases were $40.8 million, $33.6 million and $22.0 million for fiscal 2003, 2002 and 2001, respectively.

NOTE 15. COMMITMENTS

     The Company has entered into the following purchase commitments:

    SEED: The Company is obligated to make future purchases based on estimated yields and other market purchase commitments. At September 30, 2003, estimated annual seed purchase commitments were as follows:

                                                                ($ millions)
2004                                                               $55.4
2005                                                                39.0
2006                                                                19.8
2007                                                                 8.2
2008                                                                 3.7

     The Company made purchases of $53.9 million, $51.6 million and $53.9 million under this obligation in fiscal 2003, 2002 and 2001, respectively.

    MEDIA ADVERTISING. As of September 30, 2003, the Company has committed to purchase $25.3 million of airtime for both national and regional television advertising in fiscal 2004.

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

ENVIRONMENTAL MATTERS

     In June 1997, the Ohio EPA initiated an enforcement action against us with respect to alleged surface water violations and inadequate treatment capabilities at our Marysville facility and seeking corrective action under the federal Resource Conservation and Recovery Act. The action relates to several discontinued on-site disposal areas which date back to the early operations of the Marysville facility that we had already been assessing and, in some cases, remediating, on a voluntary basis. On December 3,

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2001, an agreed judicial Consent Order was submitted to the Union County Common Pleas Court and was entered by the court on January 25, 2002.

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

     At September 30, 2003, $6.8 million was accrued for the environmental and regulatory matters described herein. The most significant component of this accrual are estimated costs for site remediation of $4.5 million. Most of the costs accrued as of September 30, 2003, are expected to be paid in fiscal 2004 and 2005; however, payments could be made for a period thereafter.

     We believe that the amounts accrued as of September 30, 2003 are adequate to cover our known environmental exposures based on current facts and estimates of likely outcome. However, the adequacy of these accruals is based on several significant assumptions:

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

     During fiscal 2003, we made approximately $1.5 million in environmental expenditures, compared with approximately $0.3 million in environmental capital expenditures and $5.4 million in environmental expenditures for fiscal 2002. Included in the $5.4 million is the $3.0 million increase in the accrual for future costs related to site remediation as described above.

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

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CENTRAL GARDEN & PET COMPANY

  SCOTTS V. CENTRAL GARDEN, SOUTHERN DISTRICT OF OHIO

     On June 30, 2000, Scotts filed suit against Central Garden & Pet Company ("Central Garden") in the U.S. District Court for the Southern District of Ohio (the "Ohio Action") to recover approximately $24 million in accounts receivable and additional damages for other breaches of duty.

     Central Garden filed counterclaims including allegations that Scotts and Central Garden had entered into an oral agreement in April 1998 whereby Scotts would allegedly share with Central Garden the benefits and liabilities of any future business integration between Scotts and Monsanto. The court has dismissed a number of Central Garden's counterclaims as well as Scotts' claims that Central Garden breached other duties owed to Scotts. On April 22, 2002, a jury returned a verdict in favor of Scotts of $22.5 million and for Central Garden on its remaining counterclaims in an amount of approximately $12.1 million. Various post-trial motions were filed. As a result of those motions, the trial court has reduced Central Garden's verdict by $750,000, denied Central Garden's motion for a new trial on two of its counterclaims and granted the parties pre-judgment interest on their respective verdicts. On September 22, 2003, the court entered a final judgment, which provided for a net award to Scotts of approximately $14 million, together with interest at 2.31% through the date of payment. Central Garden has appealed and Scotts has cross-appealed from that final judgment.

     Two counterclaims that the court permitted Central Garden to add on the eve of trial were subsequently settled.

  CENTRAL GARDEN V. SCOTTS & PHARMACIA, NORTHERN DISTRICT OF CALIFORNIA

     On July 7, 2000, Central Garden filed suit against Scotts and Pharmacia in the U.S. District Court for the Northern District of California (San Francisco Division) alleging various claims, including breach of contract and violations of federal antitrust laws, and seeking an unspecified amount of damages and injunctive relief. On April 15, 2002, Scotts and Central Garden each filed summary judgment motions in this action. On June 26, 2002, the court granted summary judgment in favor of Scotts and dismissed all of
                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Central Garden's then remaining claims. The case is now pending on appeal in the United States Court of Appeals.

  CENTRAL GARDEN V. SCOTTS & PHARMACIA, CONTRA COSTA SUPERIOR COURT

     On October 31, 2000, Central Garden filed a complaint against Scotts and Pharmacia in the California Superior Court for Contra Costa County. That complaint seeks to assert breach of contract claims and claims under Section 17200 of the California Business and Professions Code. On December 4, 2000, Scotts and Pharmacia jointly filed a motion to stay this action based on the pendency of prior lawsuits that involve the same subject matter. By order dated February 23, 2001, the Superior Court stayed the action pending before it. The Court recently granted Scotts' motion to lift the stay and is considering a motion to dismiss filed by Scotts. Central Garden and Pharmacia have settled their claims relating to this action.

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

     At September 30, 2003, 68% of the Company's accounts receivable was due in North America, with 7% related to on-going litigation documented in Note 16 to the Consolidated Financial Statements. Approximately 75% of the North American receivables were generated from the Company's North American Consumer segment. The most significant concentration of receivables within this segment was from our top 3 customers, which accounted for 79% of the total.

     The remaining 25% of North American accounts receivable was generated from customers of the Scotts LawnService(R) and Global Professional segments located in North America. Nearly all of the Global Professional segment's North American accounts receivable at September 30, 2003 was due from distributors.

     The 32% of accounts receivable generated outside of North America was due from retailers, distributors, nurseries and growers. No concentrations of customers or individual customers within this group account for more than 10% of the Company's accounts receivable balance at September 30, 2003.

     At September 30, 2003, the Company's concentrations of credit risk were similar to those existing at September 30, 2002.

     The Company's two largest customers accounted for the following percentage of net sales in each respective period:

                                                            Largest               2nd Largest
                                                            Customer               Customer
---------------------------------------------------------------------------------------------
2003                                                          24.8%                  13.9%
2002                                                          25.8%                  13.2%
2001                                                          24.3%                  12.5%

     Sales to the Company's two largest customers are reported within Scotts' North American Consumer segment. No other customers accounted for more than 10% of fiscal 2003, 2002 or 2001 net sales.

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. OTHER EXPENSE (INCOME)

     Other expense (income) consisted of the following for the fiscal years ended September 30:

                                                     2003                2002               2001
-------------------------------------------------------------------------------------------------
                                                                    ($ millions)
Royalty income........................              $ (3.5)             $ (3.1)             $(4.9)
Legal and insurance settlements.......                                                       (3.6)
Gain on sale of assets................                (0.3)
Gain from peat transaction............                (2.4)               (6.3)
Asset valuation and write-off
  charges.............................                                                        0.1
Foreign currency (gains) losses.......                (0.2)                0.2                0.5
Other, net............................                (4.4)               (2.8)              (0.6)
                                                    ------              ------              -----
Total.................................              $(10.8)             $(12.0)             $(8.5)
                                                    ======              ======              =====

NOTE 19. NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities--an interpretation of ARB No. 51" (FIN 46), in January 2003. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The Company will be required to adopt this interpretation in the first quarter of fiscal 2004. The Company is still evaluating the provisions of FIN 46 and its related FASB Staff Positions for applicability to the Company's Scotts LawnService(R) franchises are currently being reviewed for application of this Interpretation. The Company has no other special purpose entities that would be applicable under this Interpretation.

NOTE 20. SUPPLEMENTAL CASH FLOW INFORMATION

                                                   2003                2002                2001
------------------------------------------------------------------------------------------------
                                                                   ($ millions)
Interest paid (net of amount
  capitalized)                                    $ 66.7              $ 68.1              $ 86.5
Income taxes paid                                   19.5                33.4                47.2
Businesses acquired:
  Fair value of assets acquired, net
     of cash                                        33.8                51.9                53.5
  Cash paid                                        (20.4)              (31.0)              (26.5)
  Notes issued to sellers                           13.4                20.9                27.0

NOTE 21. SEGMENT INFORMATION

     For fiscal 2003, the Company was divided into four reportable segments--North American Consumer, Scotts LawnService(R), Global Professional and International Consumer. The North American Consumer segment consists of the Lawns, Gardening Products, Ortho(R) and Canadian business groups.

     The North American Consumer segment specializes in dry, granular slow-release lawn fertilizers, lawn fertilizer combination and lawn control products, grass seed, spreaders, water-soluble and controlled-release garden and indoor plant foods, plant care products and potting soils, barks, mulches and other growing media products and pesticides products. Products are marketed to mass merchandisers, home improvement centers, national hardware chains, independent hardware stores, nurseries, gardens centers, and food and drug stores.

     The Scotts LawnService(R) segment provides lawn fertilization, insect control and other related services such as core aeration primarily to residential consumers through company-operated branches and

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

franchises. In most Company markets, Scotts LawnService(R) also offers tree and shrub fertilization, disease and insect control treatments and, in our larger branches, we offer an exterior barrier pest control service.

     The Global Professional segment is focused on a full line of horticulture products including controlled-release and water-soluble fertilizers and plant protection products, grass seed, spreaders, customer application services and growing media. Products are sold to commercial nurseries and greenhouses and specialty crop growers. Our Branded Plants business and biotechnology operations are also part of the Global Professional segment.

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

                                N.A.         Scotts          Global      International
                              Consumer   LawnService(R)   Professional     Consumer      Corporate    Total
-------------------------------------------------------------------------------------------------------------
                                                               ($ millions)
Net Sales:
                       2003   $1,318.6       $110.4          $199.8         $281.3        $          $1,910.1
                       2002   1,242.9          75.6           183.4          246.8                    1,748.7
                       2001   1,191.4          41.2           185.7          252.1                    1,670.4
Income (loss) from
  Operations:
                       2003   $ 276.1        $  6.2          $ 22.4         $  9.1        $ (72.7)   $  241.1
                       2002     273.7           8.8            13.4           16.3          (67.3)      244.9
                       2001     250.7           4.7            12.7           (4.0)        (120.0)      144.1
Operating Margin:
                       2003      20.9%          5.6%           11.2%           3.2%            nm        12.6%
                       2002      22.0%         11.6%            7.3%           6.6%            nm        14.0%
                       2001      21.0%         11.4%            6.8%          (1.6)%           nm         8.6%
Depreciation and
  Amortization:
                       2003   $  24.9        $  3.5          $  2.7         $  6.7        $  14.4    $   52.2
                       2002      20.5           2.1             0.4            8.5           12.0        43.5
                       2001      32.3           1.9             5.1           14.0           10.3        63.6
Capital Expenditures:
                       2003   $  17.6        $  0.8          $  8.3         $ 12.1        $  13.0    $   51.8
                       2002      39.0           2.4             2.4            4.2            9.0        57.0
                       2001      31.7           1.1             1.9            5.1           23.6        63.4
Long-Lived Assets:
                       2003   $ 684.7        $106.5          $ 78.5         $253.6        $  50.4    $1,173.7
                       2002     693.8          80.8            70.6          227.5           48.2     1,120.9
Total Assets:
                       2003   $1,178.7       $125.2          $141.1         $422.9        $ 160.0    $2,027.9
                       2002   1,086.7          97.2           134.3          401.2          182.0     1,901.4

---------------
nm -- Not meaningful

     Income (loss) from operations reported for Scotts' four operating segments represents earnings before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. Accordingly, the Corporate loss from operations for the fiscal years ended September 30,
                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2003, 2002 and 2001 includes amortization of certain intangible assets, unallocated corporate general and administrative expenses, certain other income/expense not allocated to the business segments and North America restructuring charges. International restructuring charges of approximately $9.1 million, $4.5 million and $10.4 million are included in International Consumer's income (loss) from operations in fiscal 2003, 2002 and 2001, respectively. Global Professional income from operations in fiscal 2001 is net of restructuring charges of $2.9 million.

     Long-lived assets reported for Scotts' operating segments include goodwill and intangible assets as well as property, plant and equipment within each segment.

     Total assets reported for Scotts' operating segments include the intangible assets for the acquired businesses within those segments. Corporate assets primarily include deferred financing and debt issuance costs, corporate intangible assets as well as deferred tax assets.

NOTE 22. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for fiscal 2003 and 2002.

                                             1st Qtr         2nd Qtr         3rd Qtr         4th Qtr         Full Year
----------------------------------------------------------------------------------------------------------------------
                                                               (in millions, except per share data)
FISCAL 2003
Net sales                                    $ 180.8         $ 676.2         $ 710.0         $ 343.1         $1,910.1
Gross profit                                    37.2           257.9           280.8           114.9            690.8
Net income (loss)                              (46.8)           62.5            91.2            (3.1)           103.8
Basic earnings (loss) per common
  share                                      $ (1.55)        $  2.04         $  2.93         $ (0.10)        $   3.36
Common shares used in basic EPS
  calculation                                   30.2            30.7            31.1            31.6             30.9
Diluted earnings (loss) per common
  share                                      $ (1.55)        $  1.94         $  2.81         $ (0.10)        $   3.23
Common shares and dilutive potential
  common shares used in diluted EPS
  calculation                                   30.2            32.2            32.4            31.6             32.1

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                             Amended
                                             1st Qtr         2nd Qtr         3rd Qtr         4th Qtr         Full Year
----------------------------------------------------------------------------------------------------------------------
                                                               (in millions, except per share data)
FISCAL 2002
Net sales                                    $ 161.4         $ 598.5         $ 689.1         $ 299.7         $1,748.7
Gross profit                                    31.1           239.9           270.6            93.3            634.9
Net income (loss) before cumulative
  effect of accounting change                  (47.0)           64.9            95.8           (12.7)           101.0
Cumulative effect of change in
  accounting for intangible assets,
  net of tax                                   (18.5)                                                           (18.5)
                                             -------         -------         -------         -------         --------
Net income (loss)                              (65.5)           64.9            95.8           (12.7)            82.5
Basic earnings (loss) per common
  share before effect of accounting
  change                                     $ (1.63)        $  2.23         $  3.25         $ (0.43)        $   3.44
Cumulative effect of change in
  accounting for intangible assets,
  net of tax                                   (0.64)                                                           (0.63)
                                             -------         -------         -------         -------         --------
Basic earnings (loss) per common
  share                                        (2.27)           2.23            3.25           (0.43)            2.81
Common shares used in basic EPS
  calculation                                   28.8            29.1            29.5            29.8             29.3
Diluted earnings (loss) per common
  share before cumulative effect of
  accounting change                          $ (1.63)        $  2.06         $  3.02         $ (0.43)        $   3.19
Cumulative effect of change in
  accounting for intangible assets,
  net of tax                                   (0.64)                                                           (0.58)
                                             -------         -------         -------         -------         --------
Diluted earnings (loss) per common
  share                                        (2.27)           2.06            3.02           (0.43)            2.61
Common shares and dilutive potential
  common shares used in diluted EPS
  calculation                                   28.8            31.5            31.8            29.8             31.7

     Common stock equivalents, such as stock awards and warrants, are excluded from the diluted loss per share calculation in periods where there is a net loss because their effect is anti-dilutive.

     Scotts' business is highly seasonal with over 70% of sales occurring in the second and third fiscal quarters combined.

NOTE 23. SUBSEQUENT EVENT

     In October 2003, the Company substantially completed a refinancing of the former Credit Agreement and its $400 million 8 5/8% Senior Subordinated Notes ("8 5/8% Notes") in a series of transactions. The refinancing began on October 8, 2003 with the issuance by The Scotts Company of $200 million 6 5/8% Senior Subordinated Notes due November 15, 2013 ("6 5/8% Notes"). Next, substantially all of the outstanding 8 5/8% Notes were tendered on October 21, 2003 within the terms of the original agreement. Finally, the Former Credit Agreement was replaced with a Second Amended and Restated Credit Agreement ("New Credit Agreement") on October 22, 2003 which contains less restrictive terms and conditions than the Former Agreement.

     The 6 5/8% Notes were issued in accordance with Rule 144A and Regulation S under the Securities Act of 1933. The 6 5/8% Notes were sold at par, pay interest semi-annually on May 15 and November 15, have a ten-year maturity with a five-year no-call provision, and are guaranteed by the current and future domestic restricted subsidiaries of The Scotts Company. Such guarantees are unsecured senior subordinated obligations of the Company. The covenants contained in the 6 5/8% Notes indenture are less restrictive than those contained in the 8 5/8% Notes indenture.

     The Scotts Company called the 8 5/8% Notes at 106.05% per $1,000 Note resulting in a principal tendered amount of approximately $386.8 million on October 21, 2003. On November 21, 2003, the

                                      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company delivered notice to the trustee to redeem the outstanding $13.2 million 8 5/8% Notes effective on the first call date of January 15, 2004 at 104.313% per $1,000 Note plus accrued interest. The expected loss on the extinguishment of the former Credit Agreement is $44.3 million, of which $19.4 million is related to the write-off of deferred fees, $24.0 million of premiums paid and $0.9 million in transaction fees.

     The New Credit Agreement was entered into with a syndicate of commercial banks and institutional lenders on October 22, 2003. The New Credit Agreement consists of a $700 million multi-currency revolving credit commitment and a $500 million term loan B facility. Financial covenants consist of a minimum interest coverage ratio and a maximum leverage ratio along with other negative covenants similar to the previous Credit Agreement.

     The revolving credit facilities under the New Credit Agreement provide for a five-year $700 million commitment expiring on October 22, 2008 and allow for borrowings in U.S. Dollars and optional currencies including, but not limited to, Euros, British Pounds Sterling, Canadian Dollars and Australian Dollars. A portion of the revolving credit facilities of an amount not exceeding $65 million may be used for letters of credit. Interest rate spreads under the New Credit Agreement will be determined by a pricing grid corresponding to a quarterly calculation of the Company's leverage ratio comprised of averaged components for the most recent four quarters.

     The $500 million term loan B facility expires on September 30, 2010. Repayment of the term loan B commences on March 31, 2004 with minimum quarterly principal payments through June 30, 2010 followed by a balloon maturity on September 30, 2010.

     Collateral for the borrowings under the New Credit Agreement consists of pledges by the Company and all of its domestic subsidiaries of substantially all of their personal, real and intellectual property assets. The Company and its subsidiaries also pledged a majority of the stock in foreign subsidiaries that borrow under the New Credit Agreement.

     On November 28, 2003, The Scotts Company entered into five new interest swaps with major financial institutions that effectively convert variable-rate debt related to the New Credit Agreement dated October 22, 2003 to a fixed rate. The swaps have notional amounts between $10 million and $50 million ($125 million in total) with three, four and five-year terms. Under the terms of these swaps, the Company pays swap rates ranging from 2.76% to 3.56%, plus a spread based on the pricing grid contained in the credit agreement and receives three-month LIBOR in return.

NOTE 24. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

     In January 1999, The Scotts Company issued $330 million of 8 5/8% Senior Subordinated Notes due 2009 to qualified institutional buyers under the provisions of Rule 144A of the Securities Act of 1933. These Notes were subsequently registered in December 2000. In January 2002, the Company issued an additional $70 million of 8 5/8% Senior Subordinated Notes due 2009 and were subsequently exchanged for Registered 8 5/8% Notes in October 2002.

     The Notes are general obligations of The Scotts Company and are guaranteed by all of the existing wholly-owned, domestic subsidiaries and all future wholly-owned, significant (as defined in Regulation S-X of the SEC) domestic subsidiaries of The Scotts Company. These subsidiary guarantors jointly and severally guarantee The Scotts Company's obligations under the Notes. The guarantees represent full and unconditional general obligations of each subsidiary that are subordinated in right of payment to all existing and future senior debt of that subsidiary but are senior in right of payment to any future junior subordinated debt of that subsidiary.

     The following information presents consolidating Statements of Operations and Statements of Cash Flows for the three years ended September 30, 2003 and consolidated Balance Sheets as of September 30, 2003 and 2002. Separate audited financial statements of the individual guarantor subsidiaries have not been provided because management does not believe they would be meaningful to investors.

                                      ----

                               THE SCOTTS COMPANY
                            STATEMENT OF OPERATIONS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003
                                 (IN MILLIONS)

                                               Subsidiary      Non-
                                     Parent    Guarantors   Guarantors   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------
Net sales                           $1,310.8     $ 68.7       $530.6       $              $1,910.1
Cost of sales                          960.9      (75.3)       324.6                       1,210.2
Restructuring and other charges          5.2                     3.9                           9.1
                                    --------     ------       ------       -------        --------
Gross profit                           344.7      144.0        202.1                         690.8
Gross commission earned from
  marketing agreement                   43.4                     2.5                          45.9
Contribution expenses under
  marketing agreement                   28.3                                                  28.3
                                    --------     ------       ------       -------        --------
Net commission earned from
  marketing agreement                   15.1                     2.5                          17.6
Advertising                             68.7        0.7         28.3                          97.7
Selling, general and
  administrative                       232.5                   139.9                         372.4
Restructuring and other charges          2.7        0.8          4.5                           8.0
Amortization of intangible assets        0.5        1.7          6.4                           8.6
Equity (income) loss in non-
  guarantors                          (100.3)                                100.3
Intercompany allocations               (18.6)       2.7         15.9
Other income, net                       (2.3)      (1.7)        (6.8)                        (10.8)
                                    --------     ------       ------       -------        --------
Income (loss) from operations          176.6      139.8         16.4        (100.3)          232.5
Interest (income) expense               70.6      (15.6)        14.2                          69.2
                                    --------     ------       ------       -------        --------
Income (loss) before income taxes      106.0      155.4          2.2        (100.3)          163.3
Income taxes                             2.2       56.5          0.8                          59.5
                                    --------     ------       ------       -------        --------
Income (loss) before cumulative
  effect of accounting change          103.8       98.9          1.4        (100.3)          103.8
Cumulative effect of change in
  accounting for intangible
  assets, net of tax
                                    --------     ------       ------       -------        --------
Net income (loss)                   $  103.8     $ 98.9       $  1.4       $(100.3)       $  103.8
                                    ========     ======       ======       =======        ========

                                      ----

                               THE SCOTTS COMPANY
                            STATEMENT OF CASH FLOWS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003
                                 (IN MILLIONS)

                                                     Subsidiary      Non-
                                           Parent    Guarantors   Guarantors   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                        $ 103.8     $ 98.9       $  1.4       $(100.3)       $ 103.8
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
    Cumulative effect of change in
      accounting for intangible assets,
      pre-tax
    Stock-based compensation expense           4.8                                                  4.8
    Depreciation                              25.3        9.4          5.6                         40.3
    Amortization                               3.8        1.7          6.4                         11.9
    Deferred taxes                            48.3                                                 48.3
    Equity income in non-guarantors         (100.3)                                100.3
    Restructuring and other charges
    Changes in assets and liabilities,
      net of acquired businesses:
      Accounts receivable                     (6.0)     (10.4)       (17.6)                       (34.0)
      Inventories                              2.1        0.1         (7.5)                        (5.3)
      Prepaid and other current assets         0.8        0.4         (1.1)                         0.1
      Accounts payable                        10.1        6.3         27.4                         43.8
      Accrued taxes and liabilities           (0.5)      (2.2)         2.1                         (0.6)
      Restructuring reserves                  (4.0)                   (3.1)                        (7.1)
      Other assets                            (3.9)       0.6          7.0                          3.7
      Other liabilities                        8.7       (1.0)       (11.1)                        (3.4)
      Other, net                              12.4                    (0.7)                        11.7
                                           -------     ------       ------       -------        -------
Net cash provided by operating activities    105.4      103.8          8.8                        218.0
                                           -------     ------       ------       -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property, plant and
    equipment                                (19.3)     (18.4)       (14.1)                       (51.8)
  Investments in acquired businesses, net
    of cash acquired                          (3.8)                  (16.6)                       (20.4)
  Payments on seller notes                   (11.5)      (3.4)       (21.8)                       (36.7)
  Other, net
                                           -------     ------       ------       -------        -------
Net cash used in investing activities        (34.6)     (21.8)       (52.5)                      (108.9)
                                           -------     ------       ------       -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments under revolving and bank
    lines of credit                                                  (17.6)                       (17.6)
  Net repayments under term loans            (18.0)                  (44.4)                       (62.4)
  Issuance of 8 5/8% senior subordinated
    notes, net of issuance fees
  Financing and issuance fees                 (0.4)                                                (0.4)
  Cash received from exercise of stock
    options                                   21.4                                                 21.4
  Intercompany financing                       3.6      (81.9)        78.3
                                           -------     ------       ------       -------        -------
Net cash provided by (used in) financing
  activities                                   6.6      (81.9)        16.3                        (59.0)
Effect of exchange rate changes on cash                                6.1                          6.1
                                           -------     ------       ------       -------        -------
Net increase (decrease) in cash               77.4        0.1        (21.3)                        56.2
Cash and cash equivalents, beginning of
  period                                      54.7        0.2         44.8                         99.7
                                           -------     ------       ------       -------        -------
Cash and cash equivalents, end of period   $ 132.1     $  0.3       $ 23.5       $              $ 155.9
                                           =======     ======       ======       =======        =======

                                      ----

                               THE SCOTTS COMPANY
                                 BALANCE SHEET
                            AS OF SEPTEMBER 30, 2003
                                 (IN MILLIONS)

                                                  Subsidiary      Non-
                                        Parent    Guarantors   Guarantors   Eliminations   Consolidated
-------------------------------------------------------------------------------------------------------
                                                ASSETS
Current Assets:
  Cash and cash equivalents            $  132.1    $    0.3     $  23.5      $               $  155.9
  Accounts receivable, net                103.3        85.4        96.0                         284.7
  Inventories, net                        143.6        48.8        83.7                         276.1
  Current deferred tax asset               56.8         0.4        (0.3)                         56.9
  Prepaid and other assets                 16.2         1.5        18.9                          36.6
                                       --------    --------     -------      ---------       --------
    Total current assets                  452.0       136.4       221.8                         810.2
Property, plant and equipment, net        206.8        87.3        44.1                         338.2
Goodwill and intangible assets, net        26.3       473.0       336.2                         835.5
Other assets                               44.8         1.5        (2.3)                         44.0
Investment in affiliates                1,066.3                               (1,066.3)
Intracompany assets                                   359.6                     (359.6)
                                       --------    --------     -------      ---------       --------
    Total assets                       $1,796.2    $1,057.8     $ 599.8      $(1,425.9)      $2,027.9
                                       ========    ========     =======      =========       ========
                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of debt              $   38.9    $    1.4     $  15.1      $               $   55.4
  Accounts payable                         70.0        23.7        84.1                         177.8
  Accrued liabilities                     111.4        19.1        72.6                         203.1
  Accrued taxes                             7.6         1.8         0.1                           9.5
                                       --------    --------     -------      ---------       --------
    Total current liabilities             227.9        46.0       171.9                         445.8
Long-term debt                            603.8         2.2        96.2                         702.2
Other liabilities                         137.2         0.7        13.8                         151.7
Intracompany liabilities                   99.1                   260.5         (359.6)
                                       --------    --------     -------      ---------       --------
    Total liabilities                   1,068.0        48.9       542.4         (359.6)       1,299.7
Shareholders' Equity:
  Investment from parent                              488.0        87.8         (575.8)
  Common shares, no par value per
    share, $.01 stated value per
    share, issued 32.0 shares in 2003       0.3                                                   0.3
  Capital in excess of stated value       390.1                                                 390.1
  Retained earnings                       398.6       522.7        (4.9)        (517.8)         398.6
  Treasury stock
  Accumulated other comprehensive
    income                                (60.8)       (1.8)      (25.5)          27.3          (60.8)
                                       --------    --------     -------      ---------       --------
    Total shareholders' equity            728.2     1,008.9        57.4       (1,066.3)         728.2
                                       --------    --------     -------      ---------       --------
Total liabilities and shareholders'
  equity                               $1,796.2    $1,057.8     $ 599.8      $(1,425.9)      $2,027.9
                                       ========    ========     =======      =========       ========

                                      ----

                               THE SCOTTS COMPANY
                            STATEMENT OF OPERATIONS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002
                                 (IN MILLIONS)

                                            Subsidiary      Non-
                                   Parent   Guarantors   Guarantors   Eliminations   Consolidated
-------------------------------------------------------------------------------------------------
Net sales                          $982.2     $335.2       $431.3        $             $1,748.7
Cost of sales                       693.8      151.9        266.4                       1,112.1
Restructuring and other charges       1.5                     0.2                           1.7
                                   ------     ------       ------        ------        --------
Gross profit                        286.9      183.3        164.7                         634.9
Gross commission earned from
  marketing agreement                37.2                     2.4                          39.6
Contribution expenses under
  marketing agreement                23.4                                                  23.4
                                   ------     ------       ------        ------        --------
Net commission earned from
  marketing agreement                13.8                     2.4                          16.2
Advertising                          47.1       11.4         23.7                          82.2
Selling, general and
  administrative                    198.9       16.7        114.0                         329.6
Restructuring and other charges       1.9        0.6          3.9                           6.4
Amortization of intangible assets     0.4        0.6          4.7                           5.7
Equity (income) loss in non-
  guarantors                        (67.8)                                 67.8
Intercompany allocations            (24.9)      13.7         11.2
Other income, net                    (1.2)      (2.7)        (8.1)                        (12.0)
                                   ------     ------       ------        ------        --------
Income (loss) from operations       146.3      143.0         17.7         (67.8)          239.2
Interest (income) expense            73.0      (14.6)        17.9                          76.3
                                   ------     ------       ------        ------        --------
Income (loss) before income taxes    73.3      157.6         (0.2)        (67.8)          162.9
Income taxes                          2.1       59.8                                       61.9
                                   ------     ------       ------        ------        --------
Income (loss) before cumulative
  effect of accounting change        71.2       97.8         (0.2)        (67.8)          101.0
Cumulative effect of change in
  accounting for intangible
  assets, net of tax                 11.3       (3.3)       (26.5)                        (18.5)
                                   ------     ------       ------        ------        --------
Net income (loss)                  $ 82.5     $ 94.5       $(26.7)       $(67.8)       $   82.5
                                   ======     ======       ======        ======        ========

                                      ----

                               THE SCOTTS COMPANY
                            STATEMENT OF CASH FLOWS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002
                                 (IN MILLIONS)

                                                  Subsidiary       Non-
                                       Parent     Guarantors    Guarantors    Eliminations    Consolidated
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                    $  82.5      $ 94.5        $(26.7)        $(67.8)        $  82.5
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Cumulative effect of change in
         accounting for intangible
         assets, pre-tax                               3.3          26.5                           29.8
      Stock-based compensation
         expense
      Depreciation                        18.3         9.7           6.4                           34.4
      Amortization                         3.8         0.6           4.7                            9.1
      Deferred taxes                      21.2                                                     21.2
      Equity income in non-guarantors    (67.8)                                    67.8
      Restructuring and other charges
         Changes in assets and
         liabilities, net of acquired
         businesses:
         Accounts receivable              (3.9)      (21.9)         (3.2)                         (29.0)
         Inventories                      92.8         5.1           1.5                           99.4
         Prepaid and other current
           assets                         (0.3)        0.7          (3.1)                          (2.7)
         Accounts payable                (15.3)       (3.1)          1.4                          (17.0)
         Accrued taxes and
           liabilities                     1.3         9.5           0.9                           11.7
         Restructuring reserves          (20.5)        0.7          (8.1)                         (27.9)
      Other assets                       (14.9)        4.1           6.3                           (4.5)
      Other liabilities                   32.4         0.2           1.0                           33.6
      Other, net                         (10.6)       (0.4)         (5.3)                         (16.3)
                                       -------      ------        ------         ------         -------
Net cash provided by operating
  activities                             119.0       103.0           2.3                          224.3
                                       -------      ------        ------         ------         -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property, plant and
    equipment                            (34.1)      (16.3)         (6.6)                         (57.0)
  Investments in acquired businesses,
    net of cash acquired                              (0.5)        (30.5)                         (31.0)
  Payments on seller notes                (2.1)      (13.5)        (16.4)                         (32.0)
  Other, net                                                         7.0                            7.0
                                       -------      ------        ------         ------         -------
Net cash used in investing activities    (36.2)      (30.3)        (46.5)                        (113.0)
                                       -------      ------        ------         ------         -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments under revolving and
    bank lines of credit                  (1.8)                    (95.8)                         (97.6)
  Net repayments under term loans         (1.0)                    (30.9)                         (31.9)
  Issuance of 8 5/8% senior
    subordinated notes, net of
    issuance fees                         70.2                                                     70.2
  Financing and issuance fees             (2.2)                                                    (2.2)
  Cash received from exercise of
    stock options                         19.7                                                     19.7
  Intercompany financing                (116.4)      (73.1)        189.5
                                       -------      ------        ------         ------         -------
Net cash provided by (used in)
  financing activities                   (31.5)      (73.1)         62.8                          (41.8)
Effect of exchange rate changes on
  cash                                                              11.5                           11.5
                                       -------      ------        ------         ------         -------
Net increase (decrease) in cash           51.3        (0.4)         30.1                           81.0
Cash and cash equivalents, beginning
  of period                                3.4         0.6          14.7                           18.7
                                       -------      ------        ------         ------         -------
Cash and cash equivalents, end of
  period                               $  54.7      $  0.2        $ 44.8         $              $  99.7
                                       =======      ======        ======         ======         =======

                                      ----

                               THE SCOTTS COMPANY
                                 BALANCE SHEET
                            AS OF SEPTEMBER 30, 2002
                                 (IN MILLIONS)

                                               Subsidiary      Non-
                                     Parent    Guarantors   Guarantors   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------
                                               ASSETS
Current Assets:
  Cash and cash equivalents         $   54.7     $  0.2       $ 44.8      $               $   99.7
  Accounts receivable, net              97.3       75.0         77.6                         249.9
  Inventories, net                     144.1       48.9         76.1                         269.1
  Current deferred tax asset            74.6        0.4         (0.4)                         74.6
  Prepaid and other assets              17.0        1.9         17.9                          36.8
                                    --------     ------       ------      ---------       --------
     Total current assets              387.7      126.4        216.0                         730.1
Property, plant and equipment, net     212.7       80.4         36.1                         329.2
Goodwill and intangible assets,
  net                                   26.4      474.7        290.6                         791.7
Other assets                            43.6        2.1          4.7                          50.4
Investment in affiliates               941.6                                 (941.6)
Intracompany assets                    182.1      273.9                      (456.0)
                                    --------     ------       ------      ---------       --------
     Total assets                   $1,794.1     $957.5       $547.4      $(1,397.6)      $1,901.4
                                    ========     ======       ======      =========       ========
                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of debt           $   65.1     $  3.7       $ 29.4      $               $   98.2
  Accounts payable                      59.9       17.4         56.7                         134.0
  Accrued liabilities                  111.7       21.2         73.5                         206.4
  Accrued taxes                         14.2        1.9         (2.9)                         13.2
                                    --------     ------       ------      ---------       --------
     Total current liabilities         250.9       44.2        156.7                         451.8
Long-term debt                         606.0        3.4        121.8                         731.2
Other liabilities                       97.9        1.7         24.9                         124.5
Intracompany liabilities               245.4                   210.6         (456.0)
                                    --------     ------       ------      ---------       --------
     Total liabilities               1,200.2       49.3        514.0         (456.0)       1,307.5
Shareholders' Equity:
  Investment from parent                          486.8         61.6         (548.4)
  Common shares, no par value per
     share, $.01 stated value per
     share, issued 31.3 shares in
     2002                                0.3                                                   0.3
  Capital in excess of stated
     value                             398.6                                                 398.6
  Retained earnings                    294.8      423.8         (6.3)        (417.5)         294.8
  Treasury stock                       (41.8)                                                (41.8)
  Accumulated other comprehensive
     income (loss)                     (58.0)      (2.4)       (21.9)          24.3          (58.0)
                                    --------     ------       ------      ---------       --------
     Total shareholders' equity        593.9      908.2         33.4         (941.6)         593.9
                                    --------     ------       ------      ---------       --------
Total liabilities and
  shareholders' equity              $1,794.1     $957.5       $547.4      $(1,397.6)      $1,901.4
                                    ========     ======       ======      =========       ========

                                      ----

                               THE SCOTTS COMPANY
                            STATEMENT OF OPERATIONS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001
                                 (IN MILLIONS)

                                              Subsidiary      Non-
                                     Parent   Guarantors   Guarantors   Eliminations   Consolidated
---------------------------------------------------------------------------------------------------
Net sales                            $894.2     $380.2       $396.0        $             $1,670.4
Cost of sales                         608.4      216.4        241.9                       1,066.7
Restructuring and other charges         2.5        1.4          3.4                           7.3
                                     ------     ------       ------        ------        --------
Gross profit                          283.3      162.4        150.7                         596.4
Gross commission earned from
  marketing agreement                  34.6                     4.5                          39.1
Contribution expenses under
  marketing agreement                  16.9                     1.4                          18.3
                                     ------     ------       ------        ------        --------
Net commission earned from
  marketing agreement                  17.7                     3.1                          20.8
Advertising                            59.9        0.3         28.9                          89.1
Selling, general and administrative   194.5       21.6        108.0                         324.1
Restructuring and other charges        47.5       11.0          9.9                          68.4
Amortization of intangible assets       1.7       15.8         10.2                          27.7
Equity (income) loss in
  non-guarantors                      (61.7)                                 61.7
Intercompany allocations                1.0       (9.1)         8.1
Other (income) expense, net            (3.5)      (5.4)         0.4                          (8.5)
                                     ------     ------       ------        ------        --------
Income (loss) from operations          61.6      128.2        (11.7)        (61.7)          116.4
Interest (income) expense              78.4      (14.3)        23.6                          87.7
                                     ------     ------       ------        ------        --------
Income (loss) before income taxes     (16.8)     142.5        (35.3)        (61.7)           28.7
Income taxes (benefit)                (32.3)      60.5        (15.0)                         13.2
                                     ------     ------       ------        ------        --------
Income (loss) before cumulative
  effect of accounting change          15.5       82.0        (20.3)        (61.7)           15.5
Cumulative effect of change in
  accounting for intangible assets,
  net of tax
                                     ------     ------       ------        ------        --------
Net income (loss)                    $ 15.5     $ 82.0       $(20.3)       $(61.7)       $   15.5
                                     ======     ======       ======        ======        ========

                                      ----

                               THE SCOTTS COMPANY
                            STATEMENT OF CASH FLOWS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001
                                 (IN MILLIONS)

                                                 Subsidiary      Non-
                                        Parent   Guarantors   Guarantors   Eliminations   Consolidated
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                     $15.5      $ 82.0       $(20.3)       $(61.7)        $ 15.5
  Adjustments to reconcile net income
    (loss) to net cash (used in)
    provided by operating activities:
       Cumulative effect of change in
         accounting for intangible
         assets, pre-tax
       Stock-based compensation
       Depreciation                      15.5        10.2          6.9                         32.6
       Amortization                       1.9        15.7         13.4                         31.0
       Deferred taxes                   (19.9)                                                (19.9)
       Equity income in non-guarantors  (61.7)                                  61.7
       Restructuring and other charges   13.2        14.5                                      27.7
       Changes in assets and
         liabilities, net of acquired
         businesses:
         Accounts receivable              0.4       (10.3)        (4.3)                       (14.2)
         Inventories                    (48.9)       (5.2)       (14.4)                       (68.5)
         Prepaid and other current
           assets                        28.7        (1.5)         4.2                         31.4
         Accounts payable                (6.5)       (2.9)         6.6                         (2.8)
         Accrued taxes and liabilities   32.6       (72.1)        16.8                        (22.7)
         Restructuring reserves          13.3        11.4         12.6                         37.3
         Other assets                    (3.9)       13.3         (3.3)                         6.1
         Other liabilities                1.6       (10.8)        16.8                          7.6
         Other, net                      10.4         0.4         (6.2)                         4.6
                                        ------     ------       ------        ------         ------
Net cash (used in) provided by
  operating activities                   (7.8)       44.7         28.8                         65.7
                                        ------     ------       ------        ------         ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property, plant and
    equipment                           (41.8)      (13.9)        (7.7)                       (63.4)
  Investments in acquired businesses,
    net of cash acquired                            (13.5)       (13.0)                       (26.5)
  Payments on seller notes                           (1.2)        (9.9)                       (11.1)
                                        ------     ------       ------        ------         ------
Net cash used in investing activities   (41.8)      (28.6)       (30.6)                      (101.0)
                                        ------     ------       ------        ------         ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under revolving and
    bank lines of credit                 59.5                      2.2                         61.7
  Net repayments under term loans       (55.7)                                                (55.7)
  Issuance of 8 5/8% senior
    subordinated notes, net of
    issuance fees
  Financing and issuance fees            (1.6)                                                 (1.6)
  Cash received from exercise of stock
    options                              17.0                                                  17.0
  Intercompany financing                 17.8       (14.9)        (2.9)
                                        ------     ------       ------        ------         ------
Net cash provided by (used in)
  financing activities                   37.0       (14.9)        (0.7)                        21.4
  Effect of exchange rate changes on
    cash                                                          (0.4)                        (0.4)
                                        ------     ------       ------        ------         ------
  Net increase (decrease) in cash       (12.6)        1.2         (2.9)                       (14.3)
Cash and cash equivalents, beginning
  of period                              16.0        (0.6)        17.6                         33.0
                                        ------     ------       ------        ------         ------
  Cash and cash equivalents, end of
    period                              $ 3.4      $  0.6       $ 14.7        $              $ 18.7
                                        ======     ======       ======        ======         ======

                                      ----

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of The Scotts Company

     Our audits of the consolidated financial statements referred to in our report dated December 5, 2003 appearing in Item 15(a)(1) of this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Columbus, Ohio
December 5, 2003

                                      ----

                               THE SCOTTS COMPANY
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003
                                 (IN MILLIONS)

Column A                                  Column B    Column C   Column D     Column E    Column F
--------                                  ---------   --------   ---------   ----------   ---------
                                           Balance               Additions   Deductions
                                             at                   Charged     Credited     Balance
                                          Beginning   Reserves      to          and        at End
Classification                            of Period   Acquired    Expense    Write-Offs   of Period
---------------------------------------------------------------------------------------------------
Valuation and qualifying accounts
  deducted from the assets to which they
  apply:
Inventory reserve                           $25.9       $          $5.1        $(31.0)      $22.0
Allowance for doubtful accounts              33.2                   3.2         (16.4)       20.0
Income tax valuation allowance                                      1.0                       1.0

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002
                                 (IN MILLIONS)

Column A                                  Column B    Column C   Column D     Column E    Column F
--------                                  ---------   --------   ---------   ----------   ---------
                                           Balance               Additions   Deductions
                                             at                   Charged     Credited     Balance
                                          Beginning   Reserves      to          and        at End
Classification                            of Period   Acquired    Expense    Write-Offs   of Period
---------------------------------------------------------------------------------------------------
Valuation and qualifying accounts
  deducted from the assets to which they
  apply:
Inventory reserve                           $22.3       $          $17.4       $(13.8)      $25.9
Allowance for doubtful accounts              27.4                   12.0         (6.2)       33.2

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001
                                 (IN MILLIONS)

Column A                                  Column B    Column C   Column D     Column E    Column F
--------                                  ---------   --------   ---------   ----------   ---------
                                           Balance               Additions   Deductions
                                             at                   Charged     Credited     Balance
                                          Beginning   Reserves      to          and        at End
Classification                            of Period   Acquired    Expense    Write-Offs   of Period
---------------------------------------------------------------------------------------------------
Valuation and qualifying accounts
  deducted from the assets to which they
  apply:
Inventory reserve                           $20.1       $          $10.5       $(8.3)       $22.3
Allowance for doubtful accounts              11.7        0.2        24.4        (8.9)        27.4

                                      ----

                               THE SCOTTS COMPANY

                               INDEX TO EXHIBITS

Exhibit
  No.                        Description                                       Location
--------------------------------------------------------------------------------------------------------
2(a)     Amended and Restated Agreement and Plan of Merger,   Incorporated herein by reference to the
         dated as of May 19, 1995, among Stern's Miracle-Gro  Registrant's Current Report on Form 8-K
         Products, Inc., Stern's Nurseries, Inc.,             dated May 31, 1995 (File No. 0-19768)
         Miracle-Gro Lawn Products Inc., Miracle-Gro          [Exhibit 2(b)]
         Products Limited, Hagedorn Partnership, L.P., the
         general partners of Hagedorn Partnership, L.P.,
         Horace Hagedorn, Community Funds, Inc., and John
         Kenlon, The Scotts Company (the "Registrant"), and
         ZYX Corporation
2(b)     First Amendment to Amended and Restated Agreement    Incorporated herein by reference to the
         and Plan of Merger, made and entered into as of      Registrant's Current Report on Form 8-K
         October 1, 1999, among the Registrant, Scotts        dated October 4, 1999 (File No. 1-11593)
         Miracle-Gro Products, Inc. (as successor to ZYX      [Exhibit 2]
         Corporation and Stern's Miracle-Gro Products,
         Inc.), Miracle-Gro Lawn Products Inc., Miracle-Gro
         Products Limited, Hagedorn Partnership, L.P.,
         Community Funds, Inc., Horace Hagedorn and John
         Kenlon, and James Hagedorn, Katherine Hagedorn
         Littlefield, Paul Hagedorn, Peter Hagedorn, Robert
         Hagedorn and Susan Hagedorn
2(c)     Master Contract, dated September 30, 1998, by and    Incorporated herein by reference to the
         between Rhone-Poulenc Agro; the Registrant; Scotts   Registrant's Current Report on Form 8-K
         Celaflor GmbH & Co. K.G.; "David"                    dated October 22, 1998 (File No. 1-11593)
         Sechsundfunfzigste Beteiligungs und                  [Exhibit 2]
         Verwaltungsgesellschaft GmbH; Rhone-Poulenc Agro
         Europe GmbH; Scotts France Holdings S.A.R.L.;
         Scotts France S.A.R.L.; and Scotts Belgium 2
         B.V.B.A.
2(d)(1)  U.S. Asset Purchase Agreement, dated as of March     Incorporated herein by reference to the
         29, 2000, by and among The Andersons, Inc. and The   Registrant's Quarterly Report on Form 10-Q
         Andersons Agriservices, Inc., as buyers, and the     for the quarterly period ended July 1,
         Registrant and OMS Investments, Inc., as sellers     2000 (File No. 1-13292) [Exhibit 2(e)(i)]
2(d)(2)  Canadian Asset Purchase Agreement, dated as of       Incorporated herein by reference to the
         March 29, 2000, by and among The Nu-Gro              Registrant's Quarterly Report on Form 10-Q
         Corporation, as buyer, and the Registrant and OMS    for the quarterly period ended July 1,
         Investments Inc., as sellers                         2000 (File No. 1-13292) [Exhibit 2(e)(ii)]
3(a)(1)  Certificate of Amendment by Shareholders to          Incorporated herein by reference to the
         Articles of The Scotts Company reflecting adoption   Registrant's Quarterly Report on Form 10-Q
         of amendment to Article FOURTH of Amended Articles   for the quarterly period ended December
         of Incorporation by the shareholders of The Scotts   30, 2000 (File No. 1-13292) [Exhibit
         Company on January 18, 2001, as filed with Ohio      3(a)(1)]
         Secretary of State on January 18, 2001
3(a)(2)  Certificate of Amendment by Directors of The Scotts  Incorporated herein by reference to the
         Company reflecting adoption of Restated Articles of  Registrant's Quarterly Report on Form 10-Q
         Incorporation attached thereto, by the Board of      for the quarterly period ended December
         Directors of The Scotts Company on January 18,       30, 2000 (File No. 1-13292) [Exhibit
         2001, as filed with Ohio Secretary of State on       3(a)(2)]
         January 29, 2001

                                      ----

Exhibit
  No.                        Description                                       Location
--------------------------------------------------------------------------------------------------------
3(b)(1)  Certificate regarding Adoption of Amendments to the  Incorporated herein by reference to the
         Code of Regulations of The Scotts Company by the     Registrant's Quarterly Report on Form 10-Q
         Shareholders on January 18, 2001                     for the quarterly period ended December
                                                              30, 2000 (File No. 1-13292) [Exhibit
                                                              3(b)(1)]
3(b)(2)  Code of Regulations of The Scotts Company            Incorporated herein by reference to the
         (reflecting amendments through January 18, 2001)     Registrant's Quarterly Report on Form 10-Q
         [for SEC reporting compliance purposes only]         for the quarterly period ended December
                                                              30, 2000 (File No. 1-13292) [Exhibit
                                                              3(b)(2)]
4(a)     Form of Series A Warrant                             Included in Exhibit 2(a) above
4(b)     Form of Series B Warrant                             Included in Exhibit 2(a) above
4(c)     Form of Series C Warrant                             Included in Exhibit 2(a) above
4(d)     Credit Agreement, dated as of December 4, 1998, by   Incorporated herein by reference to the
         and among the Registrant; OM Scott International     Registrant's Current Report on Form 8-K
         Investments Ltd., Miracle Garden Care Limited,       dated December 11, 1998 (File No. 1-11593)
         Scotts Holdings Limited, Hyponex Corporation,        [Exhibit 4]
         Scotts Miracle-Gro Products, Inc., Scotts-Sierra
         Horticultural Products Company, Republic Tool &
         Manufacturing Corp., Scotts-Sierra Investments,
         Inc., Scotts France Holdings SARL, Scotts Holding
         GmbH, Scotts Celaflor GmbH & Co. KG, Scotts France
         SARL, Scotts Belgium 2 BVBA and The Scotts Company
         (UK) Ltd. and other subsidiaries of the Registrant
         who are also borrowers from time to time; the
         lenders party thereto; The Chase Manhattan Bank as
         Administrative Agent; Salomon Smith Barney, Inc. as
         Syndication Agent; Credit Lyonnais Chicago Branch
         and NBD Bank as Co-Documentation Agents; and Chase
         Securities Inc. as Lead Arranger and as Book
         Manager
4(e)     Waiver, dated as of January 19, 1999, to the Credit  Incorporated herein by reference to the
         Agreement, dated as of December 4, 1998, among the   Registrant's Annual Report on Form 10-K
         Registrant; OM Scott International Investments       for the fiscal year ended September 30,
         Ltd., Miracle Garden Care Limited, Scotts Holdings   1999 (File No. 1-11593) [Exhibit 4(e)]
         Limited, Hyponex Corporation, Scotts Miracle-Gro
         Products, Inc., Scotts-Sierra Horticultural
         Products Company, Republic Tool & Manufacturing
         Corp., Scotts-Sierra Investments, Inc., Scotts
         France Holdings SARL, Scotts Holding GmbH, Scotts
         Celaflor GmbH & Co. KG, Scotts France SARL, Scotts
         Belgium 2 BVBA, The Scotts Company (UK) Ltd. and
         other subsidiaries of the Registrant who are also
         borrowers from time to time; the lenders party
         thereto; The Chase Manhattan Bank as Administrative
         Agent; Salomon Smith Barney, Inc. as Syndication
         Agent; Credit Lyonnais Chicago Branch and NBD Bank
         as Co-Documentation Agents; and Chase Securities
         Inc., as Lead Arranger and Book Manager

                                      ----

Exhibit
  No.                        Description                                       Location
--------------------------------------------------------------------------------------------------------
4(f)     Amendment No. 1 and Consent, dated as of October     Incorporated herein by reference to the
         13, 1999, to the Credit Agreement, dated as of       Registrant's Annual Report on Form 10-K
         December 4, 1998, as amended by the Waiver, dated    for the fiscal year ended September 30,
         as of January 19, 1999, among the Registrant; OM     1999 (File No. 1-11593) [Exhibit 4(f)]
         Scott International Investments Ltd., Miracle
         Garden Care Limited, Scotts Holdings Limited,
         Hyponex Corporation, Scotts Miracle-Gro Products,
         Inc., Scotts-Sierra Horticultural Products Company,
         Republic Tool & Manufacturing Corp., Scotts-Sierra
         Investments, Inc., Scotts France Holdings SARL,
         Scotts Holding GmbH, Scotts Celaflor GmbH & Co. KG,
         Scotts France SARL, Scotts Belgium 2 BVBA, The
         Scotts Company (UK) Ltd., Scotts Canada Ltd.,
         Scotts Europe B.V., ASEF B.V. and other
         subsidiaries of the Registrant who are also
         borrowers from time to time; the lenders party
         thereto; The Chase Manhattan Bank as Administrative
         Agent; Salomon Smith Barney, Inc. as Syndication
         Agent; Credit Lyonnais Chicago and NBD Bank as
         Co-Documentation Agents; and Chase Securities Inc.
         as Lead Arranger and Book Manager
4(g)     Waiver No. 2, dated as of February 14, 2000, to the  Incorporated herein by reference to the
         Credit Agreement, dated as of December 4, 1998, as   Registrant's Quarterly Report on Form 10-Q
         amended by the Waiver, dated as of January 19,       for the quarterly period ended April 1,
         1999, and the Amendment No. 1 and Consent, dated as  2000 (File No. 1-13292) [Exhibit 4(h)]
         of October 13, 1999, among the Registrant; OM Scott
         International Investments Ltd., Miracle Garden Care
         Limited, Scotts Holdings Limited, Hyponex
         Corporation, Scotts Miracle-Gro Products, Inc.,
         Scotts-Sierra Horticultural Products Company,
         Republic Tool & Manufacturing Corp., Scotts-Sierra
         Investments, Inc., Scotts France Holdings SARL,
         Scotts Holding GmbH, Scotts Celaflor GmbH & Co. KG,
         Scotts France SARL, Scotts Asef BVBA (fka Scotts
         Belgium 2 BVBA), The Scotts Company (UK) Ltd.,
         Scotts Canada Ltd., Scotts Europe B.V., ASEF B.V.,
         Scotts Australia PTY Ltd., and other subsidiaries
         of the Registrant who are also borrowers from time
         to time; the lenders party thereto; The Chase
         Manhattan Bank as Administrative Agent; Salomon
         Smith Barney, Inc. as Syndication Agent; Credit
         Lyonnais Chicago Branch and Bank One, Michigan, as
         successor to NBD Bank, as Co-Documentation Agents;
         and Chase Securities Inc., as Lead Arranger and
         Book Manager

                                      ----

Exhibit
  No.                        Description                                       Location
--------------------------------------------------------------------------------------------------------
4(h)     Amendment No. 2, dated as of June 9, 2000, to the    Incorporated herein by reference to the
         Credit Agreement, dated as of December 4, 1998, as   Registrant's Quarterly Report on Form 10-Q
         amended by the Waiver, dated as of January 19,       for the quarterly period ended July 1,
         1999, the Amendment No. 1 and Consent, dated as of   2000 (File No. 1-13292) [Exhibit 4(i)]
         October 13, 1999, and the Waiver No. 2, dated as of
         February 14, 2000, among the Registrant; OM Scott
         International Investments Ltd., Miracle Garden Care
         Limited, Scotts Holdings Limited, Hyponex
         Corporation, Scotts Miracle-Gro Products, Inc.,
         Scotts-Sierra Horticultural Products Company,
         Republic Tool & Manufacturing Corp., Scotts-Sierra
         Investments, Inc., Scotts France Holdings SARL,
         Scotts Holding GmbH, Scotts Celaflor GmbH & Co. KG,
         Scotts France SARL, Scotts Asef BVBA (fka Scotts
         Belgium 2 BVBA), The Scotts Company (UK) Ltd.,
         Scotts Canada Ltd., Scotts Europe B.V., ASEF B.V.,
         Scotts Australia PTY Ltd., and other subsidiaries
         of the Registrant who are also borrowers from time
         to time; the lenders party thereto; The Chase
         Manhattan Bank as Administrative Agent; Salomon
         Smith Barney, Inc. as Syndication Agent; Credit
         Lyonnais New York Branch and Bank One, Michigan, as
         successor to NBD Bank, as Co-Documentation Agents;
         and Chase Securities Inc., as Lead Arranger and
         Book Manager
4(i)     Amended and Restated Credit Agreement, dated as of   Incorporated herein by reference to the
         December 5, 2000, among the Registrant; OM Scott     Registrant's Annual Report on Form 10-K
         International Investments Ltd., Miracle Garden Care  for the fiscal year ended September 30,
         Limited, Scotts Holdings Limited, Hyponex            2000 (File No. 1-13292) [Exhibit 4(i)]
         Corporation, Scotts Manufacturing Company,
         Scotts-Sierra Horticultural Products Company,
         Republic Tool & Manufacturing Corp., Scotts-Sierra
         Investments, Inc., Scotts France Holdings SARL,
         Scotts Holding GmbH, Scotts Celaflor GmbH & Co. KG,
         Scotts France SARL, Scotts Belgium BVBA, The Scotts
         Company (UK) Ltd., Scotts Canada Ltd., Scotts
         International B.V., ASEF B.V., Scotts Australia PTY
         Ltd., and other subsidiaries of the Registrant who
         are also borrowers from time to time; the lenders
         party thereto; Salomon Smith Barney Inc., as
         Syndication Agent; Credit Lyonnais New York Branch,
         as Co-Documentation Agent; Bank One, Michigan, as
         successor to NBD Bank, as Co-Documentation Agent;
         The Chase Manhattan Bank as Administrative Agent;
         and Chase Securities Inc., as Lead Arranger and
         Book Manager

                                      ----

Exhibit
  No.                        Description                                       Location
--------------------------------------------------------------------------------------------------------
4(j)     Waiver No. 3, dated as of October 19, 2001, to the   Incorporated herein by reference to the
         Credit Agreement, dated as of December 4, 1998, as   Registrant's Annual Report on Form 10-K
         amended by the Waiver, dated as of January 19,       for the fiscal year ended September 30,
         1999, the Amendment No. 1 and Consent, dated as of   2001 (File No. 1-13292) [Exhibit 4(j)]
         October 13, 1999, Waiver No. 2, dated as of
         February 14, 2000, Amendment No. 2, dated as of
         June 9, 2000, and as amended and restated by the
         Amended and Restated Credit Agreement, dated as of
         December 5, 2000, among the Registrant; the
         subsidiaries of the Registrant who are also
         borrowers from time to time; the lenders party
         thereto; The Chase Manhattan Bank as Administrative
         Agent; Salomon Smith Barney, Inc. as Syndication
         Agent; Credit Lyonnais New York Branch as
         Co-Documentation Agent; Bank One, Michigan, as
         successor to NBD Bank, as Co-Documentation Agent;
         and J.P. Morgan Securities Inc., as successor to
         Chase Securities Inc., as Lead Arranger and Book
         Manager
4(k)     Amendment No. 3, dated as of December 12, 2001, to   Incorporated herein by reference to the
         the Credit Agreement, dated as of December 4, 1998,  Registrant's Annual Report on Form 10-K
         as amended by the Waiver, dated as of January 19,    for the fiscal year ended and September
         1999, the Amendment No. 1 and Consent, dated as of   30, 2001 (File No. 1-13292) [Exhibit 4(k)]
         October 13, 1999, Waiver No. 2, dated as of
         February 14, 2000, Amendment No. 2, dated as of
         June 9, 2000, and as amended and restated by the
         Amended and Restated Credit Agreement, dated as of
         December 5, 2000, as amended by Waiver No. 3, dated
         as of October 19, 2001, among the Registrant; the
         subsidiaries of the Registrant who are also
         borrowers from time to time; the lenders party
         thereto; JPMorgan Chase Bank (formerly The Chase
         Manhattan Bank), as Administrative Agent; Salomon
         Smith Barney, Inc., as Syndication Agent; Credit
         Lyonnais New York Branch, as Co-Documentation
         Agent; Bank One, Michigan, as successor to NBD
         Bank, as Co-Documentation Agent; and J.P. Morgan
         Securities Inc., as successor to Chase Securities
         Inc., as Lead Arranger and Book Manager
4(l)     Amendment and Waiver No. 4, dated as of September    *
         19, 2003, in respect of the Credit Agreement, dated
         as of December 4, 1998, as amended and restated by
         the Amendment and Restatement to the Credit
         Agreement, dated as of December 5, 2000 and as
         further amended by Amendment No. 3 to the Credit
         Agreement, dated as of December 12, 2001, among the
         Registrant; the subsidiaries of the Registrant who
         are also borrowers from time to time; the lenders
         party thereto; JPMorgan Chase Bank (formerly The
         Chase Manhattan Bank) as Administrative Agent;
         Salomon Smith Barney, Inc. as Syndication Agent;
         Credit Lyonnais New York Branch as Co-Documentation
         Agent; Bank One, Michigan, as successor to NBD
         Bank, as Co-Documentation Agent; and J.P. Morgan
         Securities Inc., as successor to Chase Securities
         Inc., as Lead Arranger and Book Manager

                                      ----

Exhibit
  No.                        Description                                       Location
--------------------------------------------------------------------------------------------------------
4(m)(1)  Indenture, dated as of January 21, 1999, among the   Incorporated herein by reference to the
         Registrant; the Guarantors identified therein; and   Registrant's Registration Statement on
         State Street Bank and Trust Company, as Trustee      Form S-4 filed on April 21, 1999
                                                              (Registration No. 333-76739) [Exhibit 4]
4(m)(2)  Supplemental Indenture, dated as of February 6,      *
         2002, among the Registrant; the Guarantors
         identified therein; and State Street Bank and Trust
         Company, as Trustee
4(m)(3)  Second Supplemental Indenture, dated as of           *
         September 29, 2003, among the Registrant; the
         Guarantors identified therein; and U.S. Bank
         National Association (successor to State Street
         Bank and Trust Company), as Trustee
4(n)     INDENTURE, dated as of October 8, 2003, between the  *
         Registrant; the Guarantors identified therein; and
         U.S. Bank National Association, as Trustee
4(o)     Registration Rights Agreement, dated October 8,      *
         2003, among the Registrant; the Guarantors
         identified therein; and Citigroup Global Markets
         Inc., Banc of America Securities LLC and J.P.
         Morgan Securities Inc. as representatives for the
         initial purchasers of the 6.625% Senior
         Subordinated Notes due 2013 described therein
4(p)     Second Amended and Restated Credit Agreement, dated  *
         as of October 22, 2003, among the Registrant;
         Hyponex Corporation, Miracle Garden Care Limited,
         OM Scott International Investments Ltd., Scotts
         Australia Pty. Ltd., Scotts Canada, Ltd., Scotts
         Holdings Limited, Scotts Manufacturing Company,
         Scotts-Sierra Horticultural Products Company,
         Scotts-Sierra Investments, Inc., Scotts Temecula
         Operations, LLC, Scotts Treasury EEIG, The Scotts
         Company (UK) Ltd., and other subsidiaries of the
         Registrant who are also borrowers from time to
         time; the lenders party thereto; Citicorp North
         America, Inc., as Syndication Agent; Bank of
         America, N.A. and Bank One, NA, as Co-Documentation
         Agents; JPMorgan Chase Bank, as Administrative
         Agent; and other Agents identified therein
10(a)(1) The O.M. Scott & Sons Company Excess Benefit Plan,   Incorporated herein by reference to the
         effective October 1, 1993                            Annual Report on Form 10-K for the fiscal
                                                              year ended September 30, 1993, of The
                                                              Scotts Company, a Delaware corporation
                                                              (File No. 0-19768) [Exhibit 10(h)]
10(a)(2) First Amendment to The O.M. Scott & Sons Company     Incorporated herein by reference to the
         Excess Benefit Plan, effective as of January 1,      Registrant's Annual Report on Form 10-K
         1998                                                 for the fiscal year ended September 30,
                                                              2001 (File No. 1-13292) [Exhibit 10(a)(2)]

                                      ----

Exhibit
  No.                        Description                                       Location
--------------------------------------------------------------------------------------------------------
10(a)(3) Second Amendment to The O.M. Scott & Sons Company    Incorporated herein by reference to the
         Excess Benefit Plan, effective as of January 1,      Registrant's Annual Report on Form 10-K
         1999                                                 for the fiscal year ended September 30,
                                                              2001 (File No. 1-13292) [Exhibit 10(a)(3)]
10(b)(1) The Scotts Company 1992 Long Term Incentive Plan     Incorporated herein by reference to the
         (as amended through May 15, 2000)                    Registrant's Quarterly Report on Form 10-Q
                                                              for the quarterly period ended April 1,
                                                              2000 (File No. 1-13292) [Exhibit 10(b)]
10(b)(2) The Scotts Company 1992 Long Term Incentive Plan     Incorporated herein by reference to the
         (2002 Amendment)                                     Registrant's Quarterly Report on Form 10-Q
                                                              for the quarterly period ended December
                                                              28, 2002 (File No. 1-13292) [Exhibit
                                                              10(b)(i)]
10(c)    The Scotts Company Executive Annual Incentive Plan   Incorporated herein by reference to the
                                                              Registrant's Annual Report on Form 10-K
                                                              for the fiscal year ended September 30,
                                                              2001 (File No. 1-13292) [Exhibit 10(c)]
10(d)(1) The Scotts Company 1996 Stock Option Plan (as        Incorporated herein by reference to the
         amended through May 15, 2000)                        Registrant's Quarterly Report on Form 10-Q
                                                              for the quarterly period ended April 1,
                                                              2000 (File No. 1-13292) [Exhibit 10(d)]
10(d)(2) The Scotts Company 1996 Stock Option Plan (2002      Incorporated herein by reference to the
         Amendment)                                           Registrant's Quarterly Report on Form 10-Q
                                                              for the quarterly period ended December
                                                              28, 2002 (File No. 1-13292) [Exhibit
                                                              10(d)(i)]
10(e)    Specimen form of Stock Option Agreement (as amended  Incorporated herein by reference to the
         through October 23, 2001) for Non-Qualified Stock    Registrant's Annual Report on Form 10-K
         Options granted to employees under The Scotts        for the fiscal year ended September 30,
         Company 1996 Stock Option Plan, U.S. specimen        2001 (File No. 1-13292) [Exhibit 10(e)]
10(f)    Specimen form of Stock Option Agreement (as amended  Incorporated herein by reference to the
         through October 23, 2001) for Non-Qualified Stock    Registrant's Annual Report on Form 10-K
         Options granted to employees under The Scotts        for the fiscal year ended September 30,
         Company 1996 Stock Option Plan, French specimen      2001 (File No. 1-13292) [Exhibit 10(f)]
10(g)(1) The Scotts Company Executive Retirement Plan         Incorporated herein by reference to the
                                                              Registrant's Annual Report on Form 10-K
                                                              for the fiscal year ended September 30,
                                                              1998 (File No. 1-11593) [Exhibit 10(j)]
10(g)(2) First Amendment to The Scotts Company Executive      Incorporated herein by reference to the
         Retirement Plan, effective as of January 1, 1999     Registrant's Annual Report on Form 10-K
                                                              for the fiscal year ended September 30,
                                                              2001 (File No. 1-13292) [Exhibit 10(g)(2)]

                                      ----

Exhibit
  No.                        Description                                       Location
--------------------------------------------------------------------------------------------------------
10(g)(3) Second Amendment to The Scotts Company Executive     Incorporated herein by reference to the
         Retirement Plan, effective as of January 1, 2000     Registrant's Annual Report on Form 10-K
                                                              for the fiscal year ended September 30,
                                                              2001 (File No. 1-13292) [Exhibit 10(g)(3)]
10(g)(4) Third Amendment to The Scotts Company Executive      *
         Retirement Plan, effective as of January 1, 2003
10(h)    Employment Agreement, dated as of May 19, 1995,      Incorporated herein by reference to the
         between the Registrant and James Hagedorn            Registrant's Annual Report on Form 10-K
                                                              for the fiscal year ended September 30,
                                                              1995 (File No. 1-11593) [Exhibit 10(p)]
10(i)    Letter agreement, dated June 8, 2000, between the    Incorporated herein by reference to the
         Registrant and Patrick J. Norton                     Registrant's Annual Report on Form 10-K
                                                              for the fiscal year ended September 30,
                                                              2000 (File No. 1-13292) [Exhibit 10(q)]
10(j)    Letter agreement, dated November 5, 2002,            Incorporated herein by reference to the
         pertaining to the terms of employment of Mr. Norton  Registrant's Annual Report on Form 10-K
         through December 31, 2005, and superseding certain   for the fiscal year ended September 30,
         provisions of the letter agreement, dated June 8,    2002 (File No. 1-13292) [Exhibit 10(q)]
         2000, between the Registrant and Mr. Norton
10(k)    Written description of employment terms between the  *
         Registrant and David M. Aronowitz, Michael P.
         Kelty, Ph.D., Christopher L. Nagel and Denise S.
         Stump
10(l)    Letter agreement, dated as of December 20, 2001,     Incorporated herein by reference to the
         between the Registrant and L. Robert Stohler         Registrant's Quarterly Report on Form
                                                              10-Q/A for the quarterly period ended
                                                              December 29, 2001 (File No. 1-13292)
                                                              [Exhibit 10(y)]
10(m)    Letter agreement, dated November 21, 2002,           Incorporated herein by reference to the
         replacing and superseding the letter agreement       Registrant's Annual Report on Form 10-K
         dated December 20, 2001, between the Registrant and  for the fiscal year ended September 30,
         L. Robert Stohler                                    2002 (File No. 1-13292) [Exhibit 10(t)]
10(n)    The Scotts Company 2003 Stock Option and Incentive   Incorporated herein by reference to the
         Equity Plan                                          Registrant's Quarterly Report on Form 10-Q
                                                              for the quarterly period ended December
                                                              28, 2002 (File No. 1-13292) [Exhibit
                                                              10(w)]
10(o)    Letter agreement, dated April 23, 2003, between the  Incorporated herein by reference to the
         Registrant and Robert F. Bernstock                   Registrant's Quarterly Report on Form 10-Q
                                                              for the quarterly period ended June 28,
                                                              2003 (File No. 1-13292) [Exhibit 10(x)]
10(p)    Letter agreement, dated October 10, 2001, between    Incorporated herein by reference to the
         the Registrant and Mr. Michel Farkouh                Registrant's Quarterly Report on Form
                                                              10-Q/A for the quarterly period ended
                                                              December 29, 2001 (File No. 1-13292)
                                                              [Exhibit 10(x)]

                                      ----

Exhibit
  No.                        Description                                       Location
--------------------------------------------------------------------------------------------------------
10(q)    Exclusive Distributor Agreement -- Horticulture,     Incorporated herein by reference to the
         effective as of June 22, 1998, between the           Registrant's Annual Report on Form 10-K
         Registrant and AgrEvo USA Company                    for the fiscal year ended September 30,
                                                              1998 (File No. 1-11593) [Exhibit 10(v)]
10(r)    Amended and Restated Exclusive Agency and Marketing  Incorporated herein by reference to the
         Agreement, dated as of September 30, 1998, between   Registrant's Annual Report on Form 10-K
         Monsanto Company (now Pharmacia Corporation) and     for the fiscal year ended September 30,
         the Registrant**                                     1999 (File No. 1-11593) [Exhibit 10(v)]
14       Code of Business Conduct and Ethics of the           *
         Registrant
21       Subsidiaries of the Registrant                       *
23       Consent of Independent Auditors                      *
31(a)    Rule 13a-14(a)/15d-14(a) Certification (Principal    *
         Executive Officer)
31(b)    Rule 13a-14(a)/15d-14(a) Certification (Principal    *
         Financial Officer)
32       Section 1350 Certification (Principal Executive      *
         Officer and Principal Financial Officer)

---------------

 * Filed herewith.

** Certain portions of this Exhibit have been omitted based upon an Order
   Granting Confidential Treatment from the Securities and Exchange Commission ("SEC"), dated August 23, 2002, extending through September 30, 2005.

                                      ----
                                       107