Form 10-Q
period 2003-12-27
SCOTTS COMPANY
filed 2004-02-10
CIK 825542

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

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 2003

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

          32,388,081                             OUTSTANDING AT FEBRUARY 2, 2004
Common Shares, voting, no par value

================================================================================

                       THE SCOTTS COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                                               PAGE NO.
                                                                                                               --------
PART I. FINANCIAL INFORMATION:
Item 1.       Financial Statements

              Condensed, Consolidated Statements of Operations - Three month
              periods ended December 27, 2003 and December 28, 2002........................................        3

              Condensed, Consolidated Statements of Cash Flows - Three month
              periods ended December 27, 2003 and December 28, 2002........................................        4

              Condensed, Consolidated Balance Sheets - December 27, 2003,
              December 28, 2002 and September 30, 2003.....................................................        5

              Notes to Condensed, Consolidated Financial Statements........................................        6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations............   23

Item 4.       Controls and Procedures..........................................................................   33

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings................................................................................   34

Item 4.       Submission of Matters to a Vote of Security Holders..............................................   35

Item 6.       Exhibits and Reports on Form 8-K.................................................................   35

Signatures.....................................................................................................   36

Index to Exhibits..............................................................................................   37

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               THE SCOTTS COMPANY
                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)


                                                                                                 THREE MONTHS ENDED
                                                                                            DECEMBER 27,     DECEMBER 28,
                                                                                                2003             2002
                                                                                          ---------------- ----------
          Net sales.....................................................................      $  186.2         $  180.8
          Cost of sales.................................................................         136.4            139.1
          Restructuring and other charges...............................................           0.5              4.5
                                                                                              --------         --------
                Gross profit............................................................          49.3             37.2
          Gross commission earned from marketing agreement..............................
          Costs associated with marketing agreement.....................................           7.1              7.1
                                                                                              --------         --------
          Net expense from marketing agreement..........................................          (7.1)            (7.1)
          Operating expenses:
             Advertising................................................................           8.3              8.6
             Selling, general and administrative........................................          78.1             67.4
             Selling, general and administrative - lawn service business................          12.4             10.0
             Stock-based compensation...................................................           1.3              0.4
             Restructuring and other charges............................................           0.5              1.8
             Amortization of intangibles................................................           2.4              2.0
             Other income, net..........................................................          (1.8)            (1.2)
                                                                                              --------         --------
                Loss from operations....................................................         (59.0)           (58.9)
          Interest expense..............................................................          11.9             16.5
          Costs related to refinancing .................................................          43.7
                                                                                              --------         --------
                Loss before income taxes................................................        (114.6)           (75.4)
          Income taxes (benefit) .......................................................         (43.9)           (28.6)
                                                                                              --------         --------
                Net loss................................................................      $  (70.7)        $  (46.8)
                                                                                              ========         ========
          BASIC LOSS PER COMMON SHARE:
          Weighted-average common shares outstanding during the period..................          32.0             30.2
          Basic loss per common share...................................................      $  (2.21)        $  (1.55)
          DILUTED LOSS PER COMMON SHARE:
          Weighted-average common shares outstanding during the period..................          32.0             30.2
          Diluted loss per common share.................................................      $  (2.21)        $  (1.55)

           See notes to condensed, consolidated financial statements

                               THE SCOTTS COMPANY
                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                                            THREE MONTHS ENDED
                                                                                         DECEMBER 27,    DECEMBER 28,
                                                                                             2003            2002
                                                                                         ----------       ---------
              CASH FLOWS FROM OPERATING ACTIVITIES
              Net loss.............................................................       $   (70.7)      $   (46.8)
              Adjustments to reconcile net loss to net cash used in
                 operating activities:
                 Write-off of deferred costs on retired debt.......................            19.4
                 Stock-based compensation expense..................................             1.3             0.4
                 Depreciation......................................................            10.2             8.8
                 Amortization......................................................             3.2             2.8
                 Deferred taxes....................................................             1.8             5.0
                 Changes in assets and liabilities, net of acquired businesses:
                    Accounts receivable............................................            61.4            43.0
                    Inventories....................................................          (166.3)         (147.9)
                    Prepaid and other current assets...............................             1.0            (0.2)
                    Accounts payable...............................................            32.4            52.3
                    Accrued taxes and liabilities..................................           (83.2)          (38.5)
                    Restructuring reserves.........................................            (1.8)           (2.3)
                    Other assets...................................................            (0.5)            1.6
                    Other liabilities..............................................             3.5             1.0
                 Other, net........................................................           (16.9)           (5.4)
                                                                                          ----------      ---------
                    Net cash used in operating activities..........................          (205.2)         (126.2)
                                                                                          ----------      ---------
              CASH FLOWS FROM INVESTING ACTIVITIES
                 Investment in property, plant and equipment.......................            (4.0)          (18.6)
                 Investment in acquired businesses, net of cash acquired...........            (0.6)           (1.4)
                 Payments on seller notes..........................................            (1.9)          (12.1)
                                                                                          ----------      ---------
                    Net cash used in investing activities..........................            (6.5)          (32.1)
                                                                                          ----------      ---------
              CASH FLOWS FROM FINANCING ACTIVITIES
                 Net borrowings under revolving and bank lines of credit...........            91.7            95.0
                 Proceeds from issuance of term loans - New Credit Agreement.......           500.0
                 Repayment of term loans - former Credit Agreement.................          (326.5)          (24.5)
                 Issuance of 6 5/8% Senior Subordinated Notes......................           200.0
                 Redemption of 8 5/8% Senior Subordinated Notes....................          (379.9)
                 Financing fees, net...............................................           (10.9)           (0.5)
                 Cash received from the exercise of stock options..................             7.1             4.5
                                                                                          ---------       ---------
                    Net cash provided by financing activities......................            81.5            74.5
              Effect of exchange rate changes on cash..............................             0.6             0.5
                                                                                          ---------       ---------
              Net decrease in cash.................................................          (129.6)          (83.3)
              Cash and cash equivalents at beginning of period.....................           155.9            99.7
                                                                                          ---------       ---------
              Cash and cash equivalents at end of period...........................       $    26.3       $    16.4
                                                                                          =========       =========

           See notes to condensed, consolidated financial statements

                               THE SCOTTS COMPANY
                     CONDENSED, CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                                             UNAUDITED
                                                                                    DECEMBER 27,     DECEMBER 28,     SEPTEMBER 30,
                                                                                        2003            2002             2003
                                                                                     ----------      ----------       ----------
                                                               ASSETS
  Current assets:
     Cash and cash equivalents................................................       $     26.3      $     16.4       $    155.9
     Accounts receivable, less allowances of $19.2,
        $21.1 and $20.0, respectively.........................................            229.1           219.3            290.5
     Inventories, net.........................................................            442.4           417.0            276.1
     Current deferred tax asset...............................................             60.7            73.8             56.9
     Prepaid and other assets.................................................             32.3            37.2             33.2
                                                                                     ----------      ----------       ----------
        Total current assets..................................................            790.8           763.7            812.6
     Property, plant and equipment, net of accumulated depreciation
        of $284.1, $250.1 and $270.5, respectively............................            333.8           338.4            338.2
     Goodwill.................................................................            412.5           384.4            406.5
     Intangible assets, net...................................................            436.2           418.1            429.0
     Other assets.............................................................             42.0            48.6             44.0
                                                                                     ----------      ----------       ----------
        Total assets..........................................................       $  2,015.3      $  1,953.2       $  2,030.3
                                                                                     ==========      ==========       ==========

                                                LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
     Current portion of debt..................................................       $     30.8      $     62.7      $      55.4
     Accounts payable.........................................................            181.4           175.1            149.0
     Accrued liabilities......................................................            190.7           217.8            234.3
     Accrued taxes............................................................            (24.8)          (15.0)             9.5
                                                                                     ----------      ----------       ----------
        Total current liabilities.............................................            378.1           440.6            448.2
  Long-term debt..............................................................            810.1           831.6            702.2
  Other liabilities...........................................................            160.7           129.7            151.7
                                                                                     ----------      ----------       ----------
        Total liabilities.....................................................          1,348.9         1,401.9          1,302.1

  Commitments and contingencies (note 8)

  Shareholders' equity:
     Common Shares, no par value per share, $.01 stated value
     per share, 32.3, 31.3, 32.0 shares issued, respectively..................              0.3             0.3              0.3
     Deferred compensation - stock awards.....................................            (19.2)           (6.2)            (8.3)
     Capital in excess of par value...........................................            418.9           405.6            398.4
     Retained earnings........................................................            327.9           248.0            398.6
     Treasury stock, 0.0, 1.0, and 0.0 shares, respectively, at cost..........                            (37.7)
     Accumulated other comprehensive loss.....................................            (61.5)          (58.7)           (60.8)
                                                                                     -----------     ----------       ----------
        Total shareholders' equity............................................            666.4           551.3            728.2
                                                                                     ----------      ----------       ----------
        Total liabilities and shareholders' equity............................       $  2,015.3      $  1,953.2       $  2,030.3
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

    ORGANIZATION AND BASIS OF PRESENTATION

    The Company's condensed, consolidated financial statements are unaudited; however, in the opinion of management, are presented in accordance with accounting principles generally accepted in the United States of America. The condensed, consolidated financial statements include the accounts of The Scotts Company and all wholly-owned and majority-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. The Company's criteria for consolidating entities is based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the financial statements and accompanying notes in The Scotts Company's fiscal 2003 Annual Report on Form 10-K.

    ADVERTISING

    The Company advertises its branded products through national and regional media. All advertising costs, except for external production costs, are expensed within the fiscal year in which such costs are incurred. External production costs for advertising programs are deferred until the period in which the advertising is first aired.

    Scotts LawnService(R) promotes its service offerings primarily through direct response mail campaigns. The external costs associated with these campaigns are deferred and recognized ratably and recorded as advertising expense in proportion to revenues over a period not in excess of one year. The costs deferred at December 27, 2003, December 28, 2002 and September 30, 2003 are $0.9 million, $0.6 million and $1.0 million, respectively.

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

    In the first quarter of fiscal 2004, the Company granted 44,000 options and 493,000 stock appreciation rights to officers and other key employees. The exercise price for the option awards and the stated price for the stock appreciation right awards were determined by the closing price of the Company's common shares on the date of grant.

    The Black-Scholes value of options granted in fiscal 2002 was $10.7 million. The Black-Scholes value of all stock-based compensation grants awarded during fiscal 2003 and thus far in fiscal 2004 was $13.1 million and $12.2 million, respectively. Had compensation expense been recognized for stock-based compensation awards granted in periods prior to fiscal 2003 in accordance with the recognition provisions of SFAS No. 123, the Company would have recorded net loss and net loss per share as follows:


                                                                                        FOR THE THREE MONTHS ENDED
                                                                                    DECEMBER 27,          DECEMBER 28,
                                                                                       2003                  2002
                                                                                  -----------             ----------
                                                                                             ($ MILLIONS,
                                                                                          EXCEPT PER SHARE DATA)
       Net loss                                                                    $    (70.7)            $    (46.8)
       Stock-based compensation expense included in reported net loss, net
       of tax                                                                             0.8                    0.2
       Total stock-based employee compensation expense determined under fair
       value based method for all awards, net of tax                                     (1.3)                  (1.2)
                                                                                   ----------             -----------
       Net loss as adjusted                                                        $    (71.2)            $    (47.8)
                                                                                   ===========            ===========
       Net loss per share:
       Basic                                                                       $    (2.21)            $    (1.55)
       Diluted                                                                     $    (2.21)            $    (1.55)
       Net loss per share, as adjusted:
       Basic                                                                       $    (2.23)            $    (1.58)
       Diluted                                                                     $    (2.23)            $    (1.58)



    The pro forma amounts shown above are not necessarily representative of the impact on net income/loss in future periods.

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

    Management also assesses the recoverability of goodwill, tradenames and other intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its discounted future cash flows. Goodwill and unamortizable intangible assets are reviewed for impairment at least annually during the first fiscal quarter. If it is determined that an impairment of intangible assets has occurred, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds its estimated fair value. No impairment charges were recorded during the first quarter of fiscal 2004 or during fiscal 2003.

    EARNINGS PER COMMON SHARE

    Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated including common stock equivalents pertaining to options and warrants where the exercise price was less than the average market price of the common shares. Because of the first quarter loss, common stock equivalents were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. These common stock equivalents equate to 0.8 million and 1.7 million shares of common stock for the periods ending December 27, 2003 and December 28, 2002, respectively.

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

    RECLASSIFICATIONS

    Certain reclassifications have been made in prior periods' financial statements to conform to fiscal 2004 classifications.

2.  DETAIL OF INVENTORIES, NET

    Inventories, net of provisions for slow moving and obsolete inventory of $21.3 million, $27.7 million, and $22.0 million, respectively, consisted of:

                                                                        DECEMBER 27,    DECEMBER 28,    SEPTEMBER 30,
                                                                            2003            2002            2003
                                                                         ---------       ---------       ---------
                                                                                       ($ MILLIONS)
              INVENTORIES, NET
              Finished goods......................................       $   357.9       $   326.1       $   203.7
              Raw materials.......................................            84.5            90.9            72.4
                                                                         ---------       ---------       ---------
              Total...............................................       $   442.4       $   417.0       $   276.1
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

    The agreement also requires the Company to make fixed annual payments to Monsanto as a contribution against the overall expenses of the Roundup(R) business. The annual fixed payment is defined as $20 million. However, portions of the annual payments for the first three years of the agreement are deferred. No payment was required for the first year (fiscal 1999), a payment of $5 million was required for the second year and a payment of $15 million was required for the third year so that a total of $40 million of the contribution payments were deferred. Beginning in fiscal 2003, the fifth year of the agreement, the annual payments to Monsanto increased to at least $25 million, which include per annum interest charges at 8%. The annual payments may be increased above $25 million if certain significant earnings targets are exceeded. If all of the deferred contribution amounts are paid prior to 2018, the annual contribution payments revert to $20 million. Regardless of whether the deferred contribution amounts are paid, all contribution payments cease entirely in 2018.

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

    The Company's conclusion is not free from challenge and, in fact, would likely be challenged if the Company were to terminate the agreement. If it were determined that, upon termination, the Company must pay any remaining deferred contribution amounts and related per annum charges, the resulting charge to earnings could have a material impact on the Company's results of operations and financial position. At December 27, 2003, contribution payments and related per annum charges of approximately $48.9 million had been deferred under the agreement. This amount is considered a contingent obligation and has not been reflected in the financial statements as of and for the year then ended.

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

4.  RESTRUCTURING AND OTHER CHARGES

    FISCAL 2004 CHARGES

    During the first quarter of fiscal 2004, the Company recorded $1.0 million of restructuring and other charges. These charges, related to our North American distribution restructuring and our International Profit Improvement Plan, were included in cost of sales and selling, general and administrative costs in the amounts of $0.5 million and $0.5 million, respectively.

    FISCAL 2003 CHARGES

    During the first quarter of fiscal 2003, the Company recorded $6.3 million of restructuring and other charges.

    Costs of $4.3 million associated with exiting certain warehouses in North America, as part of improvements to the North American supply chain, and $0.2 million of accelerated depreciation, related to the closure of our Bramford, England manufacturing facility, were included in cost of sales. Costs of $1.8 million were charged to selling, general and administrative expense for the continued European integration efforts that began in the fourth quarter of fiscal 2002.

    The following is a rollforward from September 30, 2003 of the cash portion of the restructuring and other charges. The accrued charges are included in accrued liabilities on the Condensed, Consolidated Balance Sheets.

                                                      SEPTEMBER 30,                           DECEMBER 27,
                                                          2003                                    2003
                                                       ---------                                -------
DESCRIPTION                    TYPE    CLASSIFICATION   BALANCE         PAYMENT    ACCRUAL      BALANCE
-----------                  --------  --------------- ---------        -------    -------      -------
                                                                            ($ MILLIONS)
Severance                      Cash         SG&A         $   1.6         $ (0.6)     $            $ 1.0
Facility exit costs            Cash         SG&A             0.9           (1.3)      0.8           0.4
Other related costs            Cash         SG&A             2.0           (0.8)      0.2           1.4
                                                         -------         ------      ----         -----
    Total cash                                           $   4.5         $ (2.7)     $1.0         $ 2.8
                                                         =======         ======      ====         =====

5.       LONG-TERM DEBT


                                                                DECEMBER 27,        DECEMBER 28,       SEPTEMBER 30,
                                                                    2003                2002               2003
                                                              ----------------    ----------------   -----------------
                                                                                     ($ MILLIONS)
                Former Credit Agreement:
                  Revolving loans..........................       $                   $   94.6           $
                  Term loans...............................                              355.3               326.5
                New Credit Agreement:
                  Revolving loans..........................           79.1
                  Term loans...............................          500.0
                Senior Subordinated Notes:
                  8 5/8% Notes.............................           13.2               392.2               393.1
                  6 5/8% Notes.............................          200.0
                Notes due to sellers.......................           20.1                35.2                21.6
                Foreign bank borrowings and term loans.....           18.9                 5.7                 6.3
                Capital lease obligations and other........            9.6                11.3                10.1
                                                                  --------            --------           ---------
                                                                     840.9               894.3               757.6
                Less current portions......................           30.8                62.7                55.4
                                                                  --------            --------           ---------
                                                                  $  810.1            $  831.6           $   702.2
                                                                  ========            ========           =========

    In October 2003, the Company substantially completed a refinancing of the former Credit Agreement ("Credit Agreement") and its $400 million 8 5/8% Senior Subordinated Notes ("8 5/8% Notes") in a series of transactions. On October 8, 2003, the Company issued $200 million of 6 5/8% Senior Subordinated Notes due November 15, 2013 ("6 5/8% Notes"). On October 21, 2003, substantially all of the outstanding 8 5/8% Notes were tendered, with the remainder being called on January 15, 2004. Finally, on October 22, 2003, the Company consummated a series of transactions which included the repayment of the term loans outstanding under the former Credit Agreement, the termination of the Credit Agreement, the execution of the Second Amended and Restated Credit Agreement ("New Credit Agreement"), and the borrowing of $500 million in the form of term loans under the New Credit Agreement. The costs recognized in the first fiscal quarter of 2004 on the extinguishment of the former Credit Agreement and retirement of the 8 5/8% Notes was $43.7 million, of which $19.4 million related to the write-off of deferred costs, $23.4 million related to the early redemption premiums paid on the redemption of the 8 5/8% Notes and $0.9 million related to transaction fees.

    The New Credit Agreement was entered into with a syndicate of commercial banks and institutional lenders. The New Credit Agreement consists of a $700 million multi-currency revolving credit commitment and a $500 million term loan B facility. Financial covenants consist of a minimum interest coverage ratio and a maximum leverage ratio. There also are negative covenants similar to those in the former Credit Agreement. All such covenants are less restrictive than those contained in the former Credit Agreement. Collateral for the borrowings under the New Credit Agreement consists of pledges by the Company and all of its domestic subsidiaries of substantially all of their personal, real and intellectual property assets. The Company and its subsidiaries also pledged a majority of the stock in foreign subsidiaries that borrow under the New Credit Agreement. At December 27, 2003, the Company is in compliance with all applicable covenants. Financing costs approximating $6.7 million incurred in conjunction with the New Credit Agreement have been deferred and are being amortized over the term of the New Credit Agreement.

    The revolving credit facilities under the New Credit Agreement provide for a $700 million commitment expiring on October 22, 2008. Borrowings may be made in U.S. Dollars and optional currencies including, but not limited to, Euros, British Pounds Sterling, Canadian Dollars and Australian Dollars. The revolving credit facilities provide that up to $65 million of the $700 million commitment may be used for letters of credit. Interest rate spreads under the New Credit Agreement will be determined by a pricing grid corresponding to a quarterly calculation of the Company's leverage ratio comprised of averaged components for the most recent four quarters.

    The $500 million term loan B facility expires on September 30, 2010. Repayment of the term loan B commences on March 31, 2004 with minimum quarterly principal payments of $500,000 through June 30, 2010 followed by a balloon maturity on September 30, 2010. The term loans carry a variable interest rate based on prime or LIBOR at the Company's election (currently LIBOR) plus a spread. The Company entered into interest rate swap agreements with major financial institutions to effectively convert a portion of the variable rate term loans to a fixed rate. The notional amount and the terms of the swap agreements vary. At December 27, 2003, swap agreements with a total notional amount of $200 million were in effect. Under the terms of these swap agreements, the Company pays fixed rates ranging from 2.76% to 3.765%, plus a spread based on the pricing grid contained in the New Credit Agreement, and receives payments based on three-month LIBOR in return.

    The 6 5/8% Notes were issued in accordance with Rule 144A and Regulation S under the Securities Act of 1933. The 6 5/8% Notes were sold at par, pay interest semi-annually on May 15 and November 15, have a ten-year maturity with a five-year no-call provision, and are guaranteed by the current and future domestic restricted subsidiaries of the Company. Such guarantees are unsecured senior subordinated obligations of the Company. The covenants contained in the 6 5/8% Notes indenture are less restrictive than those contained in the 8 5/8% Notes indenture. It is anticipated that the registration of the 6 5/8% Notes with the Securities and Exchange Commission will become effective in February 2004. Financing costs approximating $4.2 million incurred with the issuance of the 6 5/8% Notes have been deferred and are being amortized over the term of the Notes.

    The Company called the 8 5/8% Notes at 106.05% per $1,000 Note resulting in a principal tendered amount of approximately $386.8 million on October 21, 2003. On November 21, 2003, the Company delivered notice to the trustee to redeem the remaining $13.2 million of 8 5/8% Notes, that were not tendered, on the first call date of January 15, 2004 at 104.313% per $1,000 Note plus accrued interest. The Company will recognize an additional loss on refinancing of approximately $0.6 million in the second quarter of fiscal 2004 relating to the redemption of the remaining 8 5/8% Notes.

6.  STATEMENT OF COMPREHENSIVE INCOME

    The components of other comprehensive loss and total comprehensive loss for the three months ended December 27, 2003 and December 28, 2002 are as follows:


                                                                                   THREE MONTHS ENDED
                                                                               DECEMBER 27,    DECEMBER 28,
                                                                                  2003            2002
                                                                                --------        --------
                         Net loss........................................       $  (70.7)       $  (46.8)
                         Other comprehensive income (expense):
                         Change in valuation of derivative instruments...            0.1
                         Foreign currency translation adjustments........           (0.8)           (0.6)
                                                                                ---------       ---------
                         Comprehensive loss..............................       $  (71.4)       $  (47.4)
                                                                                =========       ========

7.  AIRCRAFT LEASE

    In late January 2004, the Company took final delivery of a used aircraft in a synthetic operating lease transaction. The lease agreement provides that the Company pays taxes, insurance and maintenance on the aircraft. The lease term expires in August 2008 but provides for a purchase option and two one-year renewal options at a fair market rental value, as defined in the lease agreement. The Company also has a maximum contingent obligation approximating $9.3 million based on the provisions of a residual value guarantee.

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

    ENVIRONMENTAL MATTERS
    ---------------------

    In June 1997, the Ohio EPA initiated an enforcement action against us with respect to alleged surface water violations and inadequate treatment capabilities at our Marysville, Ohio facility and seeking corrective action under the federal Resource Conservation and Recovery Act. The action related to several discontinued on-site disposal areas which dated back to the early operations of the Marysville facility that we had already been assessing and, in some cases, remediating, on a voluntary basis. On December 3, 2001, an agreed judicial Consent Order was submitted to the Union County Common Pleas Court and was entered by the court on January 25, 2002.

    Pursuant to the Consent Order, we paid a $275,000 fine and must satisfactorily remediate the Marysville site. We have continued our remediation activities with the knowledge and oversight of the Ohio EPA. We completed an updated evaluation of our expected liability related to this matter based on the fine paid and remediation actions that we have taken and expect to take in the future. As a result, we accrued an additional $3.0 million in the third quarter of fiscal 2002 to increase our reserve based on the latest estimates.

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

    At December 27, 2003, $6.5 million was accrued for the environmental and regulatory matters described herein. The most significant component of this accrual are estimated costs for site remediation of $4.5 million. Most of the costs accrued as of the end of the current fiscal quarter, are expected to be paid in fiscal 2004 and 2005; however, payments could be made for a period thereafter.

    We believe that the amounts accrued as of the end of the current fiscal quarter are adequate to cover our known environmental exposures based on current facts and estimates of likely outcome. However, the adequacy of these accruals is based on several significant assumptions:

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

    During fiscal 2003, we made approximately $1.5 million in environmental expenditures, compared with approximately $0.3 million in environmental capital expenditures and $5.4 million in environmental expenditures for fiscal 2002. Included in the $5.4 million is the $3.0 million increase in the accrual for future costs related to site remediation as described above. We expect spending on environmental matters in fiscal 2004 will not vary materially from amounts spent in fiscal 2003.

    LEGAL PROCEEDINGS
    -----------------

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

    CENTRAL GARDEN V. SCOTTS & PHARMACIA, NORTHERN DISTRICT OF CALIFORNIA

    On July 7, 2000, Central Garden filed suit against Scotts and Pharmacia in the U.S. District Court for the Northern District of California (San Francisco Division) alleging various claims, including breach of contract and violations of federal antitrust laws, and seeking an unspecified amount of damages and injunctive relief. On April 15, 2002, Scotts and Central Garden each filed summary judgment motions in this action. On June 26, 2002, the court granted summary judgment in favor of Scotts and dismissed all of Central Garden's then remaining claims. That judgment was recently affirmed by the United States Court of Appeals.

    CENTRAL GARDEN V. SCOTTS & PHARMACIA, CONTRA COSTA SUPERIOR COURT

    On October 31, 2000, Central Garden filed a complaint against Scotts and Pharmacia in the California Superior Court for Contra Costa County. That complaint seeks to assert breach of contract claims and claims under Section 17200 of the California Business and Professions Code. On December 4, 2000, Scotts and Pharmacia jointly filed a motion to stay this action based on the pendency of prior lawsuits that involve the same subject matter. By order dated February 23, 2001, the Superior Court stayed the action pending before it. The Court recently granted Scotts' motion to lift the stay, and Scotts has filed an answer to the complaint. No trial date has been set. Central Garden and Pharmacia have settled their claims relating to this action.

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

    OTHER

    The Company recently has been named a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products. The complaints in these cases, most of which are in their preliminary stages, are not specific about the plaintiffs' contacts with the Company or its products. Scotts in each case is one of numerous defendants and none of the claims seek damages from the Company alone. The Company intends to vigorously defend the cases and does not believe they are material to the Company's results of operations, financial position or cash flows.

    It is not currently possible to reasonably estimate a probable loss, if any, associated with the cases and, accordingly, no accrual or reserves have been recorded in the Company's consolidated financial statements. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material adverse effect on the Company, its financial condition or its results of operations. The Company is reviewing agreements and policies that may provide insurance coverage or indemnity as to these claims and is pursuing coverage under some of these agreements.

    We are involved in other lawsuits and claims which arise in the normal course of our business. In our opinion, these claims individually and in the aggregate are not expected to result in a material adverse effect on our results of operations, financial position or cash flows.

9.  NEW ACCOUNTING STANDARDS

    In December, 2003 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R varies significantly from FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which it supersedes. FIN 46R requires the application of either FIN 46 or FIN 46R by "Public Entities" (as defined in paragraph 395 of FASB Statement No. 123, "Accounting for Stock-Based Compensation") to all Special Purpose Entities ("SPEs") created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. All entities created after January 31, 2003 by Public Entities were already required to be analyzed under FIN 46, and they must continue to do so, unless FIN 46R is adopted early. FIN 46R will be applicable to all non-SPEs created prior to February 1, 2003 by Public Entities at the end of the first interim or annual reporting period ending after March 15, 2004. The Company does not believe that it has any SPEs as prescribed by FIN 46R. The Company continues to evaluate FIN 46R for applicability to the Company's Scotts LawnService(R) franchises for adoption during the second quarter of fiscal 2004.


10. MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT

    As disclosed in Note 8 to our financial statements for the year ended September 30, 2003, the Company provides comprehensive major medical benefits to certain of its retired associates and their dependents. These benefits include prescription drug coverage. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the Act) became law. This law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. The Company currently is evaluating the provisions of the Act to determine whether it will be eligible for the federal subsidy, and if so, in what amount. Specific authoritative guidance governing the accounting requirements pertaining to any federal subsidy the Company might receive has not yet been issued by the FASB. Therefore, no prediction can be made at this time as to the effect, if any, that any such subsidy will have on results of operations in future periods.

11. SEGMENT INFORMATION

    For fiscal 2004, the Company is divided into three reportable segments - North America, Scotts LawnService(R) and International. The North America segment primarily consists of the Lawns, Gardening Products, Ortho(R), Canada and North American Professional business groups. These segments differ from those used in the prior year due to the absorption of the Global Professional segment into the North America and International segments based on geography. This new division of reportable segments is consistent with how the segments report to and are managed by senior management of the Company. The prior year amounts have been reclassified to conform with the fiscal 2004 segments.

    The North America segment manufactures, markets and sells dry, granular slow-release lawn fertilizers, combination lawn fertilizer and control products, grass seed, spreaders, water-soluble and controlled-release garden and indoor plant foods, plant care products, potting soils, pottery, barks, mulches and other growing media products, pesticide products and a full line of horticulture products. Products are marketed to mass merchandisers, home improvement centers, large hardware chains, nurseries and gardens centers and specialty crop growers in the United Sates, Canada, Latin America and South America.

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

    The International segment provides products similar to those described above for the North America segment to consumers outside of the United States, Canada, Latin America and South America.

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




                                                      SCOTTS                                 OTHER/
                                NORTH AMERICA      LAWNSERVICE(R)    INTERNATIONAL         CORPORATE    TOTAL
                                -------------      --------------    -------------         ---------    -----
                                                  (IN MILLIONS, EXCEPT OPERATING PERCENTATGES)
   Net sales:
      Q1 2004............        $   102.7            $   18.5           $  65.0                      $    186.2
      Q1 2003............        $   104.6            $   15.3           $  60.9                      $    180.8
   Operating loss:
      Q1 2004............        $   (28.7)           $   (6.4)          $  (2.3)           $ (19.2)  $    (56.6)
      Q1 2003............        $   (29.7)           $   (4.8)          $  (1.7)           $ (20.7)  $    (56.9)
   Operating margin:
      Q1 2004............            (27.9%)             (34.6%)            (3.5%)              nm         (30.4%)
      Q1 2003............            (28.4%)             (31.4%)            (2.8%)              nm         (31.5%)
   Goodwill:
      Q1 2004............        $   229.6            $   91.9           $  91.0                      $    412.5
      Q1 2003............        $   230.6            $   72.4           $  81.4                      $    384.4
   Total assets:
      Q1 2004............        $ 1,327.0            $  105.3           $ 474.3            $ 108.7   $  2,015.3
      Q1 2003............        $ 1,308.2            $   83.4           $ 428.2            $ 133.4   $  1,953.2

    nm   Not meaningful.

    Operating loss from operations reported for Scotts' three reportable segments represents earnings before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. Accordingly, the Corporate operating loss for the three months ended December 27, 2003 and December 28, 2002 includes amortization of certain intangible assets, unallocated corporate general and administrative expenses, North America restructuring charges and certain "other" income (expense) items not allocated to the reportable segments.

    Total assets reported for Scotts' reportable segments include the intangible assets for the acquired businesses within those segments. Corporate assets primarily include deferred financing and debt issuance costs, corporate intangible assets and deferred tax assets.

12. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

    The 6 5/8% Senior Subordinated Notes are general obligations of The Scotts Company and are guaranteed by all of the existing wholly-owned, domestic subsidiaries and all future wholly-owned, significant (as defined in Regulation S-X of the Securities and Exchange Commission) domestic subsidiaries of The Scotts Company. These subsidiary guarantors jointly and severally guarantee The Scotts Company's obligations under the Notes. The guarantees represent full and unconditional general obligations of each subsidiary that are subordinated in right of payment to all existing and future senior debt of that subsidiary but are senior in right of payment to any future junior subordinated debt of that subsidiary.

    The following unaudited information presents consolidating Statements of Operations, Statements of Cash Flows and Balance Sheets for the three-month periods ended December 27, 2003 and December 28, 2002. Separate unaudited financial statements of the individual guarantor subsidiaries have not been provided because management does not believe they would be meaningful to investors.

                               THE SCOTTS COMPANY
                             STATEMENT OF OPERATIONS
           FOR THE THREE MONTHS ENDED DECEMBER 27, 2003 (IN MILLIONS)
                                   (UNAUDITED)

                                                                SUBSIDIARY        NON-
                                                     PARENT     GUARANTORS     GUARANTORS     ELIMINATIONS      CONSOLIDATED
                                                    --------    ---------      ---------      ------------      ------------
      Net sales.................................    $   60.6      $ 59.2        $   66.4         $                $  186.2
      Cost of sales.............................        36.7        59.3            40.4                             136.4
      Restructuring and other charges...........         0.3                         0.2                               0.5
                                                    --------      ------        --------         -------          --------
      Gross profit..............................        23.6        (0.1)           25.8                              49.3
      Gross commission earned from marketing
      agreement.................................
      Costs associated with marketing agreement.         7.1                                                           7.1
                                                    --------      ------        --------         -------          --------
        Net expense from marketing agreement....        (7.1)                                                         (7.1)
      Operating expenses:
        Advertising.............................         4.1         1.1             3.1                               8.3
        Selling, general and administrative.....        56.3        10.7            24.8                              91.8
        Restructuring and other charges.........                     0.1             0.4                               0.5
        Amortization of intangible assets.......         0.1         1.1             1.2                               2.4
      Equity income in subsidiaries.............        15.1                                       (15.1)
      Intracompany allocations..................        (7.6)        6.2             1.4
      Other income, net.........................        (0.3)       (0.8)           (0.7)                             (1.8)
                                                    ---------     -------       ---------        -------          ---------
      Income (loss) from operations.............       (51.2)      (18.5)           (4.4)           15.1             (59.0)
      Interest expense..........................        10.4                         1.5                              11.9
      Costs related to refinancing..............        43.7                                                          43.7
                                                    --------      ------        --------         -------          --------
      Income (loss) before income taxes.........      (105.3)      (18.5)           (5.9)           15.1            (114.6)
      Income tax benefit........................       (34.6)       (7.1)           (2.2)                            (43.9)
                                                    ---------     -------       ---------        -------          ---------
      Net income (loss).........................    $  (70.7)     $(11.4)       $   (3.7)        $  15.1          $  (70.7)
                                                    =========     =======       =========        =======          =========

                               THE SCOTTS COMPANY
                             STATEMENT OF CASH FLOWS
        FOR THE THREE MONTH PERIOD ENDED DECEMBER 27, 2003 (IN MILLIONS)
                                   (UNAUDITED)

                                                                SUBSIDIARY         NON-
                                                       PARENT   GUARANTORS      GUARANTORS      ELIMINATIONS    CONSOLIDATED
                                                     ---------  ----------      ----------      ------------    ------------
     CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)...........................    $  (70.7)   $  (11.4)       $   (3.7)        $   15.1        $  (70.7)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
       Write-off of deferred costs on retired debt       19.4                                                         19.4
       Stock-based compensation expense..........         1.3                                                          1.3
       Depreciation..............................         6.6         2.8             0.8                             10.2
       Amortization..............................         0.9         1.1             1.2                              3.2
       Deferred Taxes............................         1.8                                                          1.8
       Equity (income) loss in subsidiaries......        15.1                                        (15.1)
     Net change in certain components
       of working capital........................       (83.6)      (27.9)          (45.0)                          (156.5)
     Net changes in other assets and
       liabilities and other adjustments.........       (17.6)                        3.7                            (13.9)
                                                     ---------   ---------       ---------        --------        ---------
     Net cash used in operating activities.......      (126.8)      (35.4)          (43.0)                          (205.2)
                                                     ---------   ---------       ---------        --------        ---------
     CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in property, plant and equipment.        (0.8)       (2.5)           (0.7)                            (4.0)
     Investment in acquired businesses,
       net of cash acquired......................        (0.3)       (0.3)                                            (0.6)
     Payments on seller notes....................                    (1.9)                                            (1.9)
                                                     ---------   ---------       ---------        --------        ---------
     Net cash used in investing activities.......        (1.1)       (4.7)           (0.7)                            (6.5)
                                                     ---------   ---------       ---------        --------        ---------
     CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings under revolving
       and bank lines of credit..................                                    91.7                             91.7
     Gross borrowings under term loans...........       500.0                                                        500.0
     Gross repayments under term loans...........      (240.5)                      (86.0)                          (326.5)
     Issuance of 6 5/8% Notes....................       200.0                                                        200.0
     Redemption of 8 5/8% Notes..................      (379.9)                                                      (379.9)
     Financing fees..............................       (10.9)                                                       (10.9)
     Cash received from the exercise of
       stock options.............................         7.1                                                          7.1
     Intracompany financing......................       (66.3)       39.7            26.6
                                                     ---------   --------        --------         --------        --------
     Net cash provided by financing activities...        12.0        39.7            32.3                             84.0
     Effect of exchange rate changes on cash.....                                     0.6                              0.6
                                                     -------     --------        --------         --------        --------
     Net increase (decrease) in cash.............      (118.4)       (0.4)          (10.8)                          (129.6)
     Cash and cash equivalents, beginning of period     132.1         1.2            22.6                            155.9
                                                     --------    --------        --------         --------        --------
     Cash and cash equivalents, end of period....    $   13.7    $    0.8        $   11.8         $               $   26.3
                                                     ========    ========        ========         ========        ========

                               THE SCOTTS COMPANY
                                  BALANCE SHEET
                      AS OF DECEMBER 27, 2003 (IN MILLIONS)
                                   (UNAUDITED)

                                                                   SUBSIDIARY        NON-
                                                       PARENT      GUARANTORS     GUARANTORS     ELIMINATIONS      CONSOLIDATED
                                                     ----------    ----------     ----------     ------------      ------------
                        ASSETS
   Current assets:
      Cash and cash equivalents....................  $     13.7     $    0.8       $   11.8        $                $     26.3
      Accounts receivable, net.....................        28.2         90.8          110.1                              229.1
      Inventories, net.............................       247.7         78.9          115.8                              442.4
      Current deferred tax asset...................        58.8          0.4            1.5                               60.7
      Prepaid and other assets.....................        16.7          1.9           13.7                               32.3
                                                     ----------     --------       --------        ---------        ----------
          Total current assets.....................       365.1        172.8          252.9                              790.8
   Property, plant and equipment, net..............       201.3         90.0           42.5                              333.8
   Goodwill........................................        20.5        294.7           97.3                              412.5
   Intangible assets, net..........................         5.9        280.8          149.5                              436.2
   Other assets....................................        42.0          1.5           (1.5)                              42.0
   Investment in affiliates........................     1,024.9                                     (1,024.9)
   Intracompany assets.............................        12.8        220.1                          (232.9)
                                                     ----------     --------       --------        ----------       ----------
          Total assets.............................  $  1,672.5     $1,059.9       $  540.7        $(1,257.8)       $  2,015.3
                                                     ==========     ========       ========        ==========       ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Current portion of debt......................  $      1.8     $    9.8       $   19.2        $                $     30.8
      Accounts payable.............................        89.2         28.1           64.1                              181.4
      Accrued liabilities..........................        77.9         16.3           96.5                              190.7
      Accrued taxes................................       (25.2)         1.0           (0.6)                             (24.8)
                                                     -----------    --------       ---------       ---------        -----------
          Total current liabilities................       143.7         55.2          179.2                              378.1
   Long-term debt..................................       720.1          8.0           82.0                              810.1
   Other liabilities...............................       142.3                        18.4                              160.7
   Intracompany liabilities........................                                   232.9           (232.9)
                                                     ----------     --------       --------        ----------       ----------
        Total liabilities..........................     1,006.1         63.2          512.5           (232.9)          1,348.9
                                                     ----------     --------       --------        ----------       ----------

   Shareholders' equity:
      Investment from parent.......................                    491.5            0.4           (491.9)
      Common shares, no par value per share,
        $.01 stated value per share................         0.3                                                            0.3
      Deferred compensation-stock awards...........       (19.2)                                                         (19.2)
      Capital in excess of par value...............       418.9                                                          418.9
      Retained earnings............................       327.9        503.4            0.9           (504.3)            327.9
      Accumulated other comprehensive expense......       (61.5)         1.8           26.9            (28.7)            (61.5)
                                                     -----------    --------       --------        ----------       -----------
   Total shareholders' equity......................       666.4        996.7           28.2         (1,024.9)            666.4
                                                     ----------     --------       --------        ----------       ----------
   Total liabilities and shareholders' equity......  $  1,672.5     $1,059.9       $  540.7        $(1,257.8)       $  2,015.3
                                                     ==========     ========       ========        ==========       ==========

                               THE SCOTTS COMPANY
                             STATEMENT OF OPERATIONS
           FOR THE THREE MONTHS ENDED DECEMBER 28, 2002 (IN MILLIONS)
                                   (UNAUDITED)

                                                                SUBSIDIARY        NON-
                                                    PARENT      GUARANTORS     GUARANTORS     ELIMINATIONS      CONSOLIDATED
                                                   --------     ----------     ----------     ------------      ------------
      Net sales.................................    $   59.9     $   59.9       $   61.0         $                $  180.8
      Cost of sales.............................        38.9         60.0           40.2                             139.1
      Restructuring and other charges...........         4.4                         0.1                               4.5
                                                    --------     --------       --------         -------          --------
      Gross profit..............................        16.6         (0.1)          20.7           -.-                37.2
      Gross commission earned from marketing            (0.2)                        0.2
      agreement.................................
      Costs associated with marketing agreement.         7.1                                                           7.1
                                                    --------     --------       --------         -------          --------
        Net expense from marketing agreement....        (7.3)       -.-              0.2           -.-                (7.1)
      Operating expenses:
        Advertising.............................         4.8          0.8            3.0                               8.6
        Selling, general and administrative.....        47.3         10.0           20.5                              77.8
        Restructuring and other charges.........         0.3          0.2            1.3                               1.8
        Amortization of intangible assets.......         0.1          0.9            1.0                               2.0
      Equity income in subsidiaries.............        14.9                                       (14.9)
      Intracompany allocations..................        (9.2)         6.8            2.4
      Other income, net.........................                     (0.7)          (0.5)                             (1.2)
                                                    --------     --------       --------         -------          --------
      Income (loss) from operations.............       (48.9)       (18.1)          (6.8)           14.9             (58.9)
      Interest expense..........................        17.3         (3.9)           3.1                              16.5
                                                    --------     --------       --------         -------          --------
      Income (loss) before income taxes.........       (66.2)       (14.2)          (9.9)           14.9             (75.4)
      Income tax benefit........................       (19.4)        (5.4)          (3.8)                            (28.6)
                                                    --------     --------       --------         -------          --------
      Net income (loss).........................    $  (46.8)    $   (8.8)      $   (6.1)        $  14.9          $  (46.8)
                                                    ========     ========       ========         =======          ========

                               THE SCOTTS COMPANY
                             STATEMENT OF CASH FLOWS
        FOR THE THREE MONTH PERIOD ENDED DECEMBER 28, 2002 (IN MILLIONS)
                                   (UNAUDITED)

                                                                SUBSIDIARY          NON-
                                                      PARENT    GUARANTORS      GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                     --------   ----------      ----------     ------------     ------------
     CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)...........................    $  (46.8)   $   (8.8)       $   (6.1)        $   14.9        $  (46.8)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
       Stock-based compensation expense..........         0.4                                                          0.4
       Depreciation..............................         5.3         2.4             1.1                              8.8
       Amortization..............................         0.9         0.9             1.0                              2.8
       Deferred taxes............................         5.0                                                          5.0
       Equity (income) loss in non-guarantors....        14.9                                        (14.9)            -.-
     Net change in certain components
       of working capital........................       (46.5)      (12.3)          (34.8)                           (93.6)
     Net changes in other assets and
       liabilities and other adjustments.........         6.5         0.1            (9.4)                            (2.8)
                                                     --------    --------        --------         --------        --------
     Net cash used in operating activities.......       (60.3)      (17.7)          (48.2)             -.-          (126.2)
                                                     --------    --------        --------         --------        --------
     CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in property, plant and equipment.        (5.2)      (10.4)           (3.0)                           (18.6)
     Investment in acquired businesses,
       net of cash acquired......................                    (1.4)                                            (1.4)
     Payments on seller notes....................                    (3.1)           (9.0)                           (12.1)
                                                     -------     --------        --------         --------        --------
     Net cash used in investing activities.......        (5.2)      (14.9)          (12.0)             -.-           (32.1)
                                                     --------    --------        --------         --------        --------
     CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings under revolving
       and bank lines of credit..................         5.5                        89.5                             95.0
     Gross repayments under term loans...........       (17.1)                       (7.4)                           (24.5)
     Financing fees..............................        (0.5)                                                        (0.5)
     Cash received from the exercise of stock
       options...................................         4.5                                                          4.5
     Intracompany financing......................        23.2        31.8           (55.0)                             -.-
                                                     --------    --------        --------         --------        --------
     Net cash provided by financing activities...        15.6        31.8            27.1              -.-            74.5
     Effect of exchange rate changes on cash.....                                     0.5                              0.5
                                                     -------     -------         --------         --------        --------
     Net increase (decrease) in cash.............       (49.9)       (0.8)          (32.6)                           (83.3)
     Cash and cash equivalents, beginning of period      54.7         2.0            43.0                             99.7
                                                     --------    --------        --------         --------        --------
     Cash and cash equivalents, end of period....    $    4.8    $    1.2        $   10.4         $    -.-        $   16.4
                                                     ========    ========        ========         ========        ========

                               THE SCOTTS COMPANY
                                  BALANCE SHEET
                      AS OF DECEMBER 28, 2002 (IN MILLIONS)
                                   (UNAUDITED)

                                                                   SUBSIDIARY        NON-
                                                       PARENT      GUARANTORS     GUARANTORS     ELIMINATIONS      CONSOLIDATED
                                                     ----------     --------       --------        ---------        ----------
                        ASSETS
   Current assets:
     Cash and cash equivalents.....................  $      4.8     $    1.2       $   10.4        $                $     16.4
     Accounts receivable, net......................        40.6         75.5          103.2                              219.3
     Inventories, net..............................       242.7         75.8           98.5                              417.0
     Current deferred tax asset....................        73.4          0.4                                              73.8
     Prepaid and other assets......................        17.3          1.3           18.6                               37.2
                                                     ----------     --------       --------        ---------        ----------
          Total current assets.....................       378.8        154.2          230.7                              763.7
   Property, plant and equipment, net..............       212.4         91.0           35.0                              338.4
   Goodwill........................................        21.6        275.2           87.6                              384.4
   Intangible assets, net..........................         4.6        280.9          132.6                              418.1
   Other assets....................................        48.6          2.2           (2.2)                              48.6
   Investment in affiliates........................       925.4                                       (925.4)
   Intracompany assets.............................                    166.9                          (166.9)
                                                     ----------     --------       --------        ---------        ----------
          Total assets.............................  $  1,591.4     $  970.4       $  483.7        $(1,092.3)       $  1,953.2
                                                     ==========     ========       ========        ==========       ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Current portion of debt.......................  $     47.1     $    9.6       $    6.0        $                $     62.7
     Accounts payable..............................        91.0         26.8           57.3                              175.1
     Accrued liabilities...........................       104.1         24.9           88.8                              217.8
     Accrued taxes.................................       (14.2)         1.3           (2.1)                             (15.0)
                                                     ----------     --------       --------        ---------        ----------
          Total current liabilities................       228.0         62.6          150.0                              440.6
   Long-term debt..................................       612.8          7.4          211.4                              831.6
   Other liabilities...............................       109.4          1.3           19.0                              129.7
   Intracompany liabilities........................        89.9                        77.0           (166.9)
                                                     ----------     -------        --------        ---------        ----------
        Total liabilities..........................     1,040.1         71.3          457.4           (166.9)          1,401.9
                                                     ----------     --------       --------        ---------        ----------

   Shareholders' equity:
     Investment from parent........................                    496.5           51.9           (548.4)
     Common shares, no par value per share,
       $.01 stated value per share.................         0.3                                                            0.3
     Deferred compensation-stock awards............        (6.2)                                                          (6.2)
     Capital in excess of par value................       405.6                                                          405.6
     Retained earnings.............................       248.0        405.0           (2.4)          (402.6)            248.0
     Treasury stock, 1.0 shares at cost............       (37.7)                                                         (37.7)
     Accumulated other comprehensive expense.......       (58.7)        (2.4)         (23.2)            25.6             (58.7)
                                                     -----------    --------       --------        ---------        ----------
   Total shareholders' equity......................       551.3        899.1           26.3           (925.4)            551.3
                                                     ----------     --------       --------        ---------        ----------
   Total liabilities and shareholders' equity......  $  1,591.4     $  970.4       $  483.7        $(1,092.3)       $  1,953.2
                                                     ==========     ========       ========        =========        ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Scotts is a leading manufacturer and marketer of consumer branded products for lawn and garden care and professional horticulture in the United States and Europe. We also have a presence in Australia, the Far East, Latin America and South America. Also, in the United States, we operate the second largest residential lawn service business, Scotts LawnService(R). In fiscal 2004, our operations are divided into three reportable segments: North America, Scotts LawnService(R) and International.

    As a leading consumer branded lawn and garden company, we focus our consumer marketing efforts, including advertising and consumer research, on creating consumer demand to pull products through the retail distribution channels. In the past three years, we have spent approximately 5% of our net sales annually on media advertising to support and promote our products and brands. We have applied this consumer marketing focus for the past several years, and we believe that Scotts receives a significant return on these marketing expenditures. We expect that we will continue to focus our marketing efforts toward the consumer and make additional investments in consumer marketing expenditures in the future to continue to drive category growth and increased market share. In fiscal 2004, we expect to increase advertising spending as we deliver a new media message for the Ortho(R) line, increase our advertising spending on selected brands in Europe and continue to have the largest share of voice in our lawn and garden categories in North America.

    Our sales are susceptible to global weather conditions. For instance, periods of wet weather like we experienced this past spring in the United Sates adversely impacted fertilizer sales but increased demand for certain pesticide products. We believe that our past acquisitions have somewhat diversified both our product line risk and geographic risk to weather conditions.

    Historically, the majority of our shipments to retailers have occurred in the second and third fiscal quarters. However, over the past two years, retailers have reduced their pre-season inventories by relying on vendors to deliver products "in season" when consumers seek to buy our products. This change in retailer purchasing patterns and the increasing importance of Scotts LawnService(R) revenues have caused a sales shift from our second fiscal quarter to the third and fourth fiscal quarters. Fiscal 2003 net sales by quarter were 9.5%, 35.4%, 37.2%, and 17.9%, respectively. Concurrent with this sales shift, and because of the expansion of Scotts LawnService(R), the Company has experienced a shift in profitability from the second to third and fourth fiscal quarters, with the third fiscal quarter now more profitable than the second fiscal quarter. Results for the Company's fourth fiscal quarter, historically a loss making quarter, improved substantially in fiscal 2003. We expect the trend towards stronger third and fourth fiscal quarter sales and profits to continue in fiscal 2004.

    In fiscal 2002, we announced the International Profit Improvement Plan to improve the operations and profitability of our European-based consumer and professional businesses. We have expended approximately $30 million through December 27, 2003, of which 25% have been capital expenditures, primarily technology related. The remaining 75% of the total spending relates to the reorganization and rationalization of our European supply chain, increased sales force productivity and a shift to Pan-European category management of our product portfolio. By the end of 2005, we anticipate spending between $45 million and $55 million in the aggregate on various projects related to this plan.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The following discussion and analysis of the consolidated results of operations and financial position should be read in conjunction with our Condensed, Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. Our Annual Report on Form 10-K for the fiscal year ended September 30, 2003 includes additional information about the Company, our operations, and our financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

    Our discussion and analysis of our financial condition and results of operations is based upon our Condensed, Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, restructuring, environmental matters, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates that we believe are most critical to our reporting of results of operations and financial position are as follows:

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

    - We continually assess the adequacy of our reserves for uncollectible accounts due from customers. However, future changes in our customers' operating performance and cash flows or in general economic conditions could have an impact on their ability to fully pay these amounts which could have a material impact on our results of operations or financial position.

    - Reserves for product returns are based upon historical data and current program terms and conditions with our customers. Changes in economic conditions, regulatory actions or defective products could result in actual returns being materially different than the amounts provided for in our interim or annual results of operations or financial position.

    - Reserves for excess and obsolete inventory are based on a variety of factors, including product changes and improvements, changes in active ingredient availability and regulatory acceptance, new product introductions and estimated future demand. The adequacy of our reserves could be materially affected by changes in the demand for our products or by regulatory or competitive actions.

    - As described more fully in the notes to the Consolidated Financial Statements for the year ended September 30, 2003, and in the notes to the unaudited, Condensed, Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we are involved in significant environmental and legal matters which have a high degree of uncertainty associated with them. We continually assess the likely outcomes of these matters and the adequacy of amounts, if any, provided for these matters. There can be no assurance that the ultimate outcomes will not differ materially from our assessment of them. There can also be no assurance that all matters that may be brought against us or that we may bring against other parties are known to us at any point in time.

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

RESULTS OF OPERATIONS

    The following table sets forth net sales by business segment for the three months ended December 27, 2003 and December 28, 2002:


                                                           FOR THE
                                                      THREE MONTHS ENDED
                                                  DECEMBER 27,   DECEMBER 28,
                                                     2003            2002
                                                   --------        --------
                                                         (UNAUDITED)
                                                         ($ MILLIONS)
               North America.................      $  102.7        $  104.6
               Scotts LawnService(R)...........        18.5            15.3
               International.................          65.0            60.9
                                                   --------        --------
                      Consolidated...........      $  186.2        $  180.8
                                                   ========        ========

    The following table sets forth the components of income and expense as a percentage of net sales for the three months ended December 27, 2003 and December 28, 2002:


                                                                                    FOR THE
                                                                               THREE MONTHS ENDED
                                                                           DECEMBER 27,    DECEMBER 28,
                                                                              2003             2002
                                                                           ----------        --------
                                                                                  (UNAUDITED)
     Net sales.......................................................         100.0%           100.0%
     Cost of sales...................................................          73.3             76.9
     Restructuring and other charges.................................           0.2              2.5
                                                                             ------           ------
     Gross profit....................................................          26.5             20.6
     Net expense from marketing agreement............................          (3.8)            (3.9)
     Operating expenses:
         Advertising.................................................           4.5              4.8
         Selling, general and administrative.........................          41.9             37.3
         Stock-based compensation....................................           0.7              0.2
         Selling, general and administrative - lawn service business.           6.7              5.5
         Restructuring and other charges.............................           0.2              1.0
         Amortization of intangibles.................................           1.3              1.1
         Other expense (income), net.................................          (0.9)            (0.6)
                                                                             -------          ------
     Loss from operations............................................         (31.7)           (32.6)
     Interest expense................................................           6.4              9.1
     Costs related to refinancing....................................          23.5
                                                                             ------
     Loss before income taxes........................................         (61.6)           (41.7)
     Income tax benefit..............................................         (23.6)           (15.8)
                                                                             -------          ------
     Net loss........................................................         (38.0)%          (25.9)%
                                                                             =======          ======

THREE MONTHS ENDED DECEMBER 27, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 28, 2002

    Net sales for the three months ended December 27, 2003 were $186.2 million, an increase of 3.0% from net sales of $180.8 million for the three months ended December 28, 2002. Excluding the effect of exchange rates, sales for the first quarter of fiscal 2004 were $176.3 million, or 2.4% below the first quarter of fiscal 2003. As mentioned previously, net sales in the first quarter of the fiscal year represent less than 10% of the expected net sales for the full year and thus may not be representative of results for the full year. Price increases are not material to the discussion of net sales in total or by reportable segment for either fiscal period presented.

    North America segment net sales were $102.7 million in the first quarter of fiscal 2004, a decrease of 1.8% from net sales of $104.6 million for the first quarter of fiscal 2003. This decrease was driven primarily by the timing of shipments to certain significant retail customers, as well as a special trade promotion held during the first quarter of 2003 that was not repeated in fiscal 2004.

    Scotts LawnService(R) revenues increased 20.9% from $15.3 million in the first quarter of fiscal 2003 to $18.5 million in the first quarter of fiscal 2004. Approximately one half of the growth reflects an increase in the number of operating locations primarily due to acquisitions in new markets in late fiscal 2003, with the remainder of the increase due to more favorable weather conditions and additional services provided in the first quarter of fiscal 2004.

    Net sales for the International segment in the first quarter of fiscal 2004 were $65.0 million, an increase of $4.1 million, or 6.7%, versus the first quarter of fiscal 2002. Excluding the effect of exchange rates, net sales declined by $5.6 million. This decrease was partially due to shipping delays in our consumer business due to product availability issues resulting from our SKU rationalization initiatives. In addition, our decision to exit a very low margin line within our professional business and continued drought conditions in Australia also decreased net sales in the International segment.

    Gross profit was $49.3 million in the first quarter of fiscal 2004, an increase of $12.1 million from gross profit of $37.2 million in the first quarter of fiscal 2003. As a percentage of net sales, gross profit was 26.5% of sales in the first quarter of fiscal 2004 compared to 20.6% in the first quarter of fiscal 2003. Excluding the effect of favorable exchange rates and excluding restructuring and other charges, gross profit margin was 26.0% of sales in the first quarter of fiscal 2004 compared to 23.1% in the first quarter of fiscal 2003. North America gross profit margin in the first quarter of fiscal 2004 improved primarily due to timing of trade program costs, favorable product mix and lower inventory adjustments relative to the prior year. The International segment realized improved margins due to the exit of the low margin professional line described above.

    The net expense from the marketing agreement was $7.1 million in the first quarters of fiscal 2004 and fiscal 2003. We do not recognize commission income under the marketing agreement until minimum earnings thresholds in the agreement are achieved, which is usually late in our second fiscal quarter or early in the third fiscal quarter.

    Advertising expenses in the first quarter of fiscal 2004 were $8.3 million, a decrease of 3.5% from $8.6 million in the first quarter of fiscal 2003, related to a change in the sales mix of advertised products within the quarter. As a percentage of net sales, advertising expenses were 4.5% in the first quarter of fiscal 2004 compared to 4.8% in the first quarter of fiscal 2003.

    Selling, general and administrative expenses ("SG&A") excluding Scotts LawnService(R), stock-based compensation, restructuring and other charges increased to $78.1 million in the first quarter of fiscal 2004 from $67.4 million in the first quarter of fiscal 2003. This increase in SG&A was due primarily to increased legal costs in fiscal 2004 and the non-recurrence of bad debt recoveries realized in fiscal 2003. Bad debt expense in the first quarter of fiscal 2004 was $0.9 million compared to a net recovery of $1.8 million in the comparable period of fiscal 2003.

    SG&A in the Scotts LawnService(R) business increased from $10.0 million in the first quarter of fiscal 2003 to $12.4 million in the first quarter of fiscal 2004, reflecting the increased number of locations added over the past year from acquisitions, primarily in new markets.

    Stock-based compensation expense increased to $1.3 million in the first quarter of fiscal 2004, compared to $0.4 million in the first quarter of fiscal 2003, reflecting amortization of grants issued in late fiscal 2003 coupled with amortization associated with grants issued in fiscal 2004. The full year charges for stock-based compensation are expected to increase by $4.0 to $5.0 million in fiscal 2004 compared to fiscal 2003.

    Restructuring and other charges decreased from $1.8 million in fiscal 2003's first quarter to $0.5 million in fiscal 2004's first quarter due to reduced North American distribution restructuring costs and reduced International plant closure costs.

    Other income was $1.8 million for the first quarter of fiscal 2004, compared to other income of $1.2 million in the first quarter of fiscal 2003.

    For segment reporting purposes, earnings before interest, taxes and amortization of intangible assets ("EBITA") is the measure used by management to assess earnings performance. Segment performance for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 was as follows:

    - North America's loss from operations declined from $29.7 million in fiscal 2003 to $28.7 million in fiscal 2004, as improved gross margins, previously described above, more than offset current year SG&A increases in marketing, selling and research and development costs, and the non-recurrence of bad debt recoveries realized in the first quarter of fiscal 2003;

    - Scotts LawnService(R) reported higher net sales, but a larger loss from operations, $6.4 million compared to $4.8 million. As this highly seasonal business grows and adds fixed infrastructure costs, it will have larger losses in the first and second quarters of the fiscal year due to seasonally low revenues. Conversely, the second half of the fiscal year will provide higher revenues, margins and operating income;

    - International's loss from operations increased to $2.3 million from $1.7 million, as the net sales decline of $5.6 million, excluding the effect of exchange rates, was only partially offset by improved gross margin.

    Interest expense for the first quarter of fiscal 2004 was $11.9 million, compared to $16.5 million for the first quarter of fiscal 2003. The decrease in interest expense was due to a reduction in average borrowings as compared to the prior year coupled with a reduction in the weighted average interest rate as a result of lower rates under our New Credit Agreement and issuance of the 6 5/8% Notes, replacing the 8 5/8% Notes which were tendered in October 2003.

    The income tax benefit was calculated assuming an effective tax rate of 38.3% for the first quarter of fiscal 2004 versus 37.9% for the comparable quarter in fiscal 2003. The increase in the estimated effective tax rate is primarily due to changes in state tax laws. The effective tax rate used for interim reporting purposes is based on management's best estimate of factors impacting the effective tax rate for the fiscal year. Factors affecting the estimated rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits, the existence of elements of income and expense that may not be taxable or deductible, as well as other items. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate that determined at fiscal year end. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year.

    The Company reported a loss of $70.7 million for the first three months of fiscal 2004, compared to a loss of $46.8 million for the first three months of fiscal 2003. If the effect of costs related to our refinancing are excluded, our net loss for the first fiscal quarter of 2004 was $3.1 million less than the comparable period in fiscal 2003. Average shares outstanding increased from 30.2 million at December 28, 2002 to 32.0 million at December 27, 2003 due to shares issued for option and warrant exercises. Common stock equivalents are not included in the shares used for first quarter earnings per share calculations due to their anti-dilutive effect in periods with net losses.

LIQUIDITY AND CAPITAL RESOURCES

    Cash used in operating activities was $205.2 million and $126.2 million for the three months ended December 27, 2003 and December 28, 2002, respectively. We entered fiscal 2004 with $155.9 million of cash and cash equivalents as compared to $99.7 million in fiscal 2003. This increase in cash and cash equivalents was largely due to cash management initiatives in the fourth quarter of fiscal 2003 that effected accounts payable and accrued liabilities. This factor was a major contributor to the significant increase in cash used in operations over the prior period as payables, which normally increase significantly in the first fiscal quarter to help finance our build of inventory, increased only moderately in the first quarter of fiscal 2004. The seasonal nature of our operations requires cash to build inventories during the first quarter in preparation for our peak sales periods. Cash used in operating activities benefited by cash generated through the continued improvement in accounts receivable management.

    Cash used in investing activities was $6.5 million and $32.1 million for the three months ended December 27, 2003 and December 28, 2002, respectively. Capital expenditures were responsible for $14.6 million of the decrease between the quarterly periods. There were no significant capital projects that commenced in the quarter. In addition, principal payments due on seller notes issued in conjunction with prior acquisitions were $10.2 million less during the first quarter of fiscal 2004 as compared to fiscal 2003.

    Financing activities provided cash of $81.5 million and $74.5 million for the three months ended December 27, 2003 and December 28, 2002, respectively. During the first quarter of fiscal 2004, we restructured our borrowing arrangements through the refinancing of our former Credit Agreement, the redemption of our 8 5/8% Notes, and the issuance of our 6 5/8% Notes. In the first quarter of fiscal 2003, a $24.4 million mandatory prepayment was made on term loans as required by the level of fiscal 2002 excess cash flow, as defined in the former Credit Agreement.

    Our primary sources of liquidity are cash generated by operations and borrowings under our credit agreements. The New Credit Agreement consists of a $700 million multi-currency revolving credit commitment and a $500 million term loan B facility. Note 5 to the Condensed, Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q provides additional information pertaining to our New Credit Agreement. At December 27, 2003, we were in compliance with all of our debt covenants.

    We have not paid dividends on our common shares in the past and currently have no plans to pay dividends in the future. We anticipate that our earnings will be retained and reinvested to support the growth of our business or to pay down indebtedness. The payment of future dividends, if any, on common shares will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors.

    All of our off-balance sheet financing is in the form of operating leases that are disclosed in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Subsequent to the end of our fiscal quarter ended December 27, 2003, we took final delivery on a new aircraft under the terms of a synthetic operating lease agreement as disclosed in Note 7 to the Condensed, Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

    In our opinion, cash flows from operations and capital resources will be sufficient to meet debt service and working capital needs during fiscal 2004, and thereafter for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control.

ENVIRONMENTAL MATTERS

    We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking action aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial position. However, there can be no assurance that the resolution of these matters will not materially affect future quarterly or annual results of operations, financial position and cash flows. Additional information on environmental matters affecting us is provided in Note 8 to the Condensed, Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the fiscal 2003 Annual Report on Form 10-K under the "ITEM 1. BUSINESS - ENVIRONMENTAL AND REGULATORY CONSIDERATIONS" and "ITEM 3. LEGAL PROCEEDINGS" sections.

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

    Some forward-looking statements that we make in this Form 10-Q and in other contexts represent challenging goals for the Company, and the achievement of these goals is subject to a variety of risks and assumptions and numerous factors beyond our control. Important factors that could cause actual results to differ materially from the forward-looking statements we make are described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by the following cautionary statements.

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

    - place us at a competitive disadvantage compared to certain competitors that may have less debt;

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

    We cannot assure you that our business will generate sufficient cash flow from operating activities or that future borrowings will be available to us under our New Credit Agreement in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

-   RESTRICTIVE COVENANTS MAY ADVERSELY AFFECT US.

    Our New Credit Agreement and the indenture governing our outstanding 6 5/8% Notes contain restrictive covenants and cross default provisions that require us to maintain specified financial ratios. Our ability to satisfy those financial ratios can be affected by events beyond our control, and we cannot assure you that we will satisfy those tests. A breach of any of these covenants could result in a default under our New Credit Agreement and/or our outstanding 6 5/8% Notes. Upon the occurrence of an event of default under our New Credit Agreement and/or the 6 5/8% Notes, the lenders and/or noteholders could elect to declare the applicable outstanding indebtedness to be immediately due and payable and terminate all commitments to extend further credit. We cannot be sure that our lenders or the noteholders would waive a default or that we could pay the indebtedness in full if it were accelerated.

-   ADVERSE WEATHER CONDITIONS COULD ADVERSELY IMPACT FINANCIAL RESULTS.

    Weather conditions in North America and Europe have a significant impact on the timing of sales in the spring selling season and overall annual sales. An abnormally cold or wet spring throughout North America and/or Europe could adversely affect sales and therefore our financial results.

- OUR HISTORICAL SEASONALITY COULD IMPAIR OUR ABILITY TO PAY OBLIGATIONS AS THEY COME DUE IN ADDITION TO OUR OPERATING EXPENSES.

    Because our products are used primarily in the spring and summer, our business is highly seasonal. For the past two fiscal years, more than 70% of our net sales have occurred in the second and third fiscal quarters combined. Our working capital needs and our borrowings peak near the middle of our second fiscal quarter because we are generating fewer revenues while incurring expenditures and building inventories in preparation for the spring selling season. If cash on hand is insufficient to pay our obligations as they come due, including interest payments on our indebtedness, or our operating expenses, at a time when we are unable to draw on our credit facility, this seasonality could have a material adverse effect on our ability to conduct our business. Adverse weather conditions could heighten this risk.

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

    Please see Note 8 to the Condensed, Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the disclosures under Part II, Item 1 "Legal Proceedings" of this Quarterly Report Form 10-Q for information concerning certain significant lawsuits and claims involving the Company.

- BECAUSE OF THE CONCENTRATION OF OUR SALES TO A SMALL NUMBER OF RETAIL CUSTOMERS, THE LOSS OF ONE OR MORE OF, OR SIGNIFICANT DECLINE IN ORDERS FROM, OUR TOP CUSTOMERS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, FINANCIAL POSITION OR CASH FLOWS.

    North America net sales represent approximately 74% of our worldwide net sales. Our top three North American retail customers together accounted for 69% of our North American fiscal 2003 net sales and 79% of our outstanding accounts receivable as of September 30, 2003. Home Depot, Wal-Mart and Lowe's represented approximately 37%, 19% and 13%, respectively, of our fiscal 2003 North American net sales. The loss of, or reduction in orders from, Home Depot, Wal-Mart and Lowe's or any other significant customer could have a material adverse effect on our results of operations, financial position or cash flows, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from any of these customers could also have a material adverse effect.

    We do not have long-term sales agreements or other contractual assurances as to future sales to any of our major retail customers. In addition, continued consolidation in the retail industry has resulted in an increasingly concentrated retail base. To the extent such concentration continues to occur, our results of operations, financial position or cash flows may be increasingly sensitive to a deterioration in the financial condition of, or other adverse developments involving our relationship with, one or more customers.

- THE HIGHLY COMPETITIVE NATURE OF THE COMPANY'S MARKETS COULD ADVERSELY AFFECT THE ABILITY OF THE COMPANY TO GROW OR MAINTAIN REVENUES.

    Each of our segments participates in markets that are highly competitive. Many of our competitors sell their products at prices lower than ours, and we compete primarily on the basis of product quality, product performance, value, brand strength, supply chain competency and advertising. Some of our competitors have significant financial resources and research departments. The strong competition that we face in all of our markets may prevent us from achieving our revenue goals, which may have a material adverse effect on our results of operations, financial position or cash flows.

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

    The Food Quality Protection Act, enacted by the U.S. Congress in August 1996, established the following standard for food-use pesticides: a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under this act, the U.S. EPA is evaluating the cumulative risks from dietary and non-dietary exposures to pesticides. The pesticides in our products, certain of which may be used on crops processed into various food products, continue to be evaluated by the U.S. EPA as part of this exposure risk assessment. It is possible that the U.S. EPA or a third party active ingredient registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. For example, in June 2000, DowAgroSciences, an active ingredient registrant, voluntarily agreed to a gradual phase-out of residential uses of chlorpyrifos, an active ingredient that was used in certain of our lawn and garden products. In December 2000, the U.S. EPA reached agreement with various parties, including manufacturers, regarding a phased withdrawal from retailers by December 2004 of residential use products containing diazinon, an active ingredient used in certain of our lawn and garden products. We cannot predict the outcome or the severity of the effect of the U.S. EPA's continuing evaluations of active ingredients used in our products.

    The use of certain pesticide and fertilizer products is regulated by various local, state, federal and foreign environmental and public health agencies. Regulations regarding the use of some pesticide and fertilizer products may include requirements that only certified or professional users apply the product, that the products be used only in specified locations or that certain ingredients not be used. Users may be required to post notices on properties to which products have been or will be applied and may be required to notify individuals in the vicinity that products will be applied in the future. Even if we are able to comply with all such regulations and obtain all necessary registrations, we cannot assure you that our products, particularly pesticide products, will not cause injury to the environment or to people under all circumstances. The costs of compliance, remediation or products liability have adversely affected results of operations, financial position and cash flows in the past and could do so again in the future.

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

    In fiscal 2003, we made $1.5 million in environmental expenditures compared with approximately $0.3 million in environmental capital expenditures and $5.4 million in other environmental expenses in fiscal 2002. We expect spending on environmental matters in fiscal 2004 will not vary materially from the amounts spent in fiscal 2003.

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

    We currently operate manufacturing, sales and service facilities outside of North America, particularly in the United Kingdom, Germany, France, Belgium and the Netherlands. In fiscal 2003, international sales accounted for approximately 20% of our total sales. Accordingly, we are subject to risks associated with operations in foreign countries, including:

    -    fluctuations in currency exchange rates;

    -    limitations on the conversion of foreign currencies into U.S. dollars;

    - limitations on the remittance of dividends and other payments by foreign subsidiaries;

    -    additional costs of compliance with local regulations; and

    -    historically, higher rates of inflation than in the United States.

    In addition, our operations outside the United States are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations and potentially adverse tax consequences. The costs related to our international operations could adversely affect our results of operations, financial position and cash flows.

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risks have not changed significantly from those disclosed in the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

    ITEM 4.  CONTROLS AND PROCEDURES

    With the participation of the Registrant's principal executive officer and principal financial officer, the Registrant's management has evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Registrant's principal executive officer and principal financial officer have concluded that:

    (A) information required to be disclosed by the Registrant in this Quarterly Report on Form 10-Q would be accumulated and communicated to the Registrant's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure,

    (B) information required to be disclosed by the Registrant in this Quarterly Report on Form 10-Q would be recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms; and

    (C) the Registrant's disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Registrant and its consolidated subsidiaries is made known to them, particularly during the period in which the Registrant's periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

    In addition, there were no changes in the Registrant's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant's fiscal quarter ended December 27, 2003, that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of the Evaluation.

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

    Bayer filed its answer and affirmative defenses on June 19, 2003. Bayer asserted no counterclaims. The parties have exchanged discovery requests, but have agreed to postpone the production of documents given that alternative resolutions have been discussed.

    We do not anticipate incurring any damages relating to this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Shareholders of The Scotts Company (the "Annual Meeting") was held in Marysville, Ohio on January 29, 2004.

    The result of the vote of the shareholders in the election of four directors, for terms of three years each, is as follows:


                                                                                    VOTES
                                 NOMINEE                             VOTES FOR     WITHHELD
                         ----------------------                    ------------    --------
                         Mark R. Baker..........................   27,871,333      165,566
                         Joseph P. Flannery.....................   27,869,722      167,177
                         Katherine Hagedorn Littlefield.........   27,874,436      162,463
                         Patrick J. Norton......................   27,868,859      168,040

    Each of the nominees was elected. The other directors whose terms of office continue after the Annual Meeting are Lynn J. Beasley, Gordon F. Brunner, Arnold W. Donald, James Hagedorn, Karen G. Mills, Stephanie M. Shern, John M. Sullivan and John Walker, Ph.D.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) See Index to Exhibits at page 37 for a list of the exhibits included herewith.

         (b) No reports on Form 8-K were filed by The Scotts Company during the fiscal quarter ended December 27, 2003.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           THE SCOTTS COMPANY

                           /s/CHRISTOPHER L. NAGEL
                           --------------------------------------------
                              Christopher L. Nagel
Date: February 10, 2004       Executive Vice  President and Chief  Financial
                              Officer,
                              (Principal Financial and Principal Accounting
                              Officer)

                               THE SCOTTS COMPANY
                           ANNUAL REPORT ON FORM 10-Q
                 FOR THE FISCAL QUARTER ENDED DECEMBER 27, 2003

                                INDEX TO EXHIBITS

 EXHIBIT NO.                     DESCRIPTION                                         LOCATION
 -----------      -------------------------------------------------                  --------
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