Form 10-Q
period 2004-03-27
SCOTTS COMPANY
filed 2004-05-11
CIK 825542

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO__________

                         COMMISSION FILE NUMBER 1-13292

                                 ---------------

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

      32,653,222                                   OUTSTANDING AT APRIL 29, 2004
      Common Shares, voting, no par value

================================================================================

                       THE SCOTTS COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                                         PAGE NO.
                                                                                                         --------
PART I. FINANCIAL INFORMATION:
Item 1.        Financial Statements (Unaudited)
               Condensed, Consolidated Statements of Operations - Three and six month
                  periods ended March 27, 2004 and March 29, 2003......................................   3
               Condensed, Consolidated Statements of Cash Flows - Six month
                  periods ended March 27, 2004 and March 29, 2003......................................   4
               Condensed, Consolidated Balance Sheets - March 27, 2004,
                  March 29, 2003 and September 30, 2003................................................   5
               Notes to Condensed, Consolidated Financial Statements...................................   6
Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations...  27
Item 3.        Quantitative and Qualitative Disclosures About Market Risk..............................  38
Item 4.        Controls and Procedures.................................................................  38
PART II. OTHER INFORMATION
Item 1.        Legal Proceedings.......................................................................  39
Item 6.        Exhibits and Reports on Form 8-K........................................................  40
Signatures.............................................................................................  41
Index to Exhibits......................................................................................  42

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               THE SCOTTS COMPANY
                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   ----------------------      ----------------------
                                                                   MARCH 27,     MARCH 29,     MARCH 27,     MARCH 29,
                                                                     2004          2003          2004          2003
                                                                   --------      --------      --------      --------
Net sales ....................................................     $  729.2      $  676.2      $  915.4      $  856.9
Cost of sales ................................................        439.0         417.6         575.4         556.6
Restructuring and other charges ..............................          0.2           0.7           0.7           5.1
                                                                   --------      --------      --------      --------
      Gross profit ...........................................        290.0         257.9         339.3         295.2
Gross commission earned from marketing agreement .............         15.3          11.3          15.3          11.3
Costs associated with marketing agreement ....................          7.1           7.1          14.2          14.2
                                                                   --------      --------      --------      --------
Net commission from marketing agreement ......................          8.2           4.2           1.1          (2.9)
Operating expenses:
   Advertising ...............................................         39.8          34.9          48.1          43.5
   Selling, general and administrative .......................        107.1          91.3         185.1         158.8
   Selling, general and administrative - lawn service business         15.2          13.1          27.6          23.1
   Stock-based compensation ..................................          3.1           1.2           4.4           1.6
   Restructuring and other charges ...........................          0.2           2.4           0.7           4.3
   Amortization of intangibles ...............................          2.3           2.1           4.8           4.1
   Other income, net .........................................         (2.1)         (2.4)         (3.9)         (3.6)
                                                                   --------      --------      --------      --------
      Income from operations .................................        132.6         119.5          73.6          60.5
Interest expense .............................................         13.5          18.7          25.4          35.2
Costs related to refinancing .................................          0.6            --          44.3            --
                                                                   --------      --------      --------      --------
      Income before income taxes .............................        118.5         100.8           3.9          25.3
Income taxes .................................................         45.4          38.3           1.5           9.6
                                                                   --------      --------      --------      --------
      Net income .............................................     $   73.1      $   62.5      $    2.4      $   15.7
                                                                   ========      ========      ========      ========
BASIC EARNINGS PER COMMON SHARE:
Weighted-average common shares outstanding during the period .         32.2          30.7          32.1          30.5
Basic earnings per common share ..............................     $   2.27      $   2.04      $   0.07      $   0.52
DILUTED EARNINGS PER COMMON SHARE:
Weighted-average common shares outstanding during the period .         33.0          32.2          32.9          32.1
Diluted earnings per common share ............................     $   2.21      $   1.94      $   0.07      $   0.49

            See notes to condensed, consolidated financial statements

                               THE SCOTTS COMPANY
                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                     SIX MONTHS ENDED
                                                                                     ----------------
                                                                                  MARCH 27,     MARCH 29,
                                                                                    2004          2003
                                                                                  --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..................................................................     $    2.4      $   15.7
Adjustments to reconcile net income to net cash used in operating activities:
   Costs related to refinancing..............................................         44.3            --
   Stock-based compensation expense .........................................          4.4           1.6
   Depreciation .............................................................         21.7          18.8
   Amortization .............................................................          6.5           5.8
   Deferred taxes ...........................................................         (0.1)          9.9
   Changes in assets and liabilities, net of acquired businesses:
      Accounts receivable ...................................................       (485.5)       (461.9)
      Inventories ...........................................................       (142.5)       (131.1)
      Prepaid and other current assets ......................................        (13.0)        (13.8)
      Accounts payable ......................................................        130.2         141.5
      Accrued taxes and liabilities .........................................         38.4          36.1
      Restructuring reserves ................................................         (2.9)         (3.2)
      Other assets ..........................................................         (0.9)          2.0
      Other liabilities .....................................................          7.0          (0.1)
   Other, net ...............................................................        (14.5)         (1.9)
                                                                                  --------      --------
       Net cash used in operating activities ................................       (404.5)       (380.6)
                                                                                  --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property, plant and equipment ..............................        (10.9)        (31.3)
   Investment in acquired businesses, net of cash acquired ..................         (5.3)         (5.2)
   Payments on seller notes .................................................         (8.9)        (27.0)
                                                                                  --------      --------
      Net cash used in investing activities .................................        (25.1)        (63.5)
                                                                                  --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings under revolving and bank lines of credit ..................        330.7         373.0
   Proceeds from issuance of term loans - New Credit Agreement ..............        500.0            --
   Repayment of term loans - former Credit Agreement ........................       (326.5)        (25.8)
   Issuance of 6 5/8% Senior Subordinated Notes .............................        200.0            --
   Redemption of 8 5/8% Senior Subordinated Notes ...........................       (418.0)           --
   Financing fees, net ......................................................        (11.5)         (0.5)
   Cash received from the exercise of stock options .........................         12.2           9.0
                                                                                  --------      --------
     Net cash provided by financing activities ..............................        286.9         355.7
   Effect of exchange rate changes on cash ..................................          1.0           1.0
                                                                                  --------      --------
   Net decrease in cash .....................................................       (141.7)        (87.4)
   Cash and cash equivalents at beginning of period .........................        155.9          99.7
                                                                                  --------      --------
   Cash and cash equivalents at end of period ...............................     $   14.2      $   12.3
                                                                                  ========      ========

            See notes to condensed, consolidated financial statements

                               THE SCOTTS COMPANY
                     CONDENSED, CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                    MARCH 27,     MARCH 29,   SEPTEMBER 30,
                                                                                      2004          2003          2003
                                                                                    --------      --------      --------
                                     ASSETS
Current assets:
   Cash and cash equivalents ..................................................     $   14.2      $   12.3      $  155.9
   Accounts receivable, less allowances of $22.3, $26.7 and $20.0, respectively        776.0         724.3         290.5
   Inventories, net ...........................................................        418.6         400.2         276.1
   Current deferred tax asset .................................................         60.7          72.5          56.9
   Prepaid and other assets ...................................................         46.2          50.8          33.2
                                                                                    --------      --------      --------
      Total current assets ....................................................      1,315.7       1,260.1         812.6
Property, plant and equipment, net of accumulated depreciation of $285.6,
   $259.3 and $270.5, respectively ............................................        329.5         342.6         338.2
Goodwill ......................................................................        423.3         384.2         406.5
Intangible assets, net ........................................................        431.7         419.5         429.0
Other assets ..................................................................         41.1          47.5          44.0
                                                                                    --------      --------      --------
      Total assets ............................................................     $2,541.3      $2,453.9      $2,030.3
                                                                                    ========      ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of debt ....................................................     $   27.7      $  287.7      $   55.4
   Accounts payable ...........................................................        279.2         264.2         149.0
   Accrued liabilities ........................................................        263.1         249.1         234.3
   Accrued taxes ..............................................................         23.3          27.7           9.5
                                                                                    --------      --------      --------
      Total current liabilities ...............................................        593.3         828.7         448.2
Long-term debt ................................................................      1,039.9         873.0         702.2
Other liabilities .............................................................        162.3         132.2         151.7
                                                                                    --------      --------      --------
      Total liabilities .......................................................      1,795.5       1,833.9       1,302.1
Commitments and contingencies (notes 3 and 9)
Shareholders' equity:
   Common Shares, no par value per share, $.01 stated value per share, 32.3,
      31.3, 32.0 shares issued, respectively ..................................          0.3           0.3           0.3
   Deferred compensation - stock awards .......................................        (18.8)        (10.4)         (8.3)
   Capital in excess of par value .............................................        426.8         398.6         398.4
   Retained earnings ..........................................................        401.0         310.5         398.6
   Treasury stock, 0.0, 0.5, and 0.0 shares, respectively, at cost ............           --         (20.7)           --
   Accumulated other comprehensive loss .......................................        (63.5)        (58.3)        (60.8)
                                                                                    --------      --------      --------
      Total shareholders' equity ..............................................        745.8         620.0         728.2
                                                                                    --------      --------      --------
      Total liabilities and shareholders' equity ..............................     $2,541.3      $2,453.9      $2,030.3
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

      Scotts LawnService(R) promotes its service offerings primarily through direct response mail campaigns. The external costs associated with these campaigns are deferred and recognized ratably as advertising expense in proportion to revenues over a period not in excess of one year. The costs deferred at March 27, 2004, March 29, 2003 and September 30, 2003 are $1.9 million, $2.2 million and $1.0 million, respectively.

      STOCK-BASED COMPENSATION AWARDS

      Beginning in fiscal 2003, the Company began expensing prospective grants of employee stock-based compensation awards in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of SFAS No. 123". Beginning in fiscal 2003, the fair value of new awards is expensed ratably over the vesting period, which has historically been three years, except for grants to members of the Board of Directors, which have a six month vesting period.

      On March 31, 2004, the Financial Accounting Standards Board (FASB) issued its Exposure Draft, "Share-Based Payment" which is a proposed amendment to SFAS No. 123. Generally, the approach in the Exposure Draft is similar to the approach described in SFAS No. 123. The Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Companies would no longer have the option to account for their share-based awards to employees using APB Opinion No. 25 (the intrinsic value model) or SFAS No. 123 (the fair value model). As the Company is accounting for its employee stock-based compensation awards in accordance with SFAS No. 123, the issuance of the proposed amendment is not expected to have a significant effect on the Company's results of operations.

      In the first quarter of fiscal 2004, the Company granted 44,000 options and 493,000 stock appreciation rights to officers and other key employees. In the second quarter of fiscal 2004, the Company granted 73,500 options to members of the Company's Board of Directors. In the first half of fiscal 2003, the Company granted 435,000 options and 209,000 stock appreciation rights to officers, key employees and members of the Board of Directors. The exercise price for the option awards and the stated price for the stock appreciation right awards were determined by the closing price of the Company's common shares on the date of grant.

      The Black-Scholes value of options granted in fiscal 2002 was $10.7 million. The Black-Scholes value of all stock-based compensation grants awarded during fiscal 2003 and thus far in fiscal 2004 was $13.1 million and $14.0 million, respectively. Had compensation expense been recognized for stock-based compensation awards granted in periods prior to fiscal 2003 in accordance with the recognition provisions of SFAS No. 123, the Company would have recorded net income and net income per share as follows:

                                                              FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                              --------------------------   ------------------------
                                                                MARCH 27,     MARCH 29,     MARCH 27,     MARCH 29,
                                                                  2004          2003          2004          2003
                                                                --------      --------      --------      --------
                                                                                   ($ MILLIONS,
                                                                              EXCEPT PER SHARE DATA)
Net income                                                      $   73.1      $   62.5      $    2.4      $   15.7
Stock-based compensation expense included in reported net
   income, net of tax                                                1.9           0.7           2.7           1.0
Total stock-based employee compensation expense determined
   under fair value based method for all awards, net of tax         (2.4)         (1.7)         (3.7)         (3.1)
                                                                --------      --------      --------      --------
Net income as adjusted                                          $   72.6      $   61.5      $    1.4      $   13.6
                                                                ========      ========      ========      ========
Net income per share:
    Basic                                                       $   2.27      $   2.04      $   0.07      $   0.52
    Diluted                                                     $   2.21      $   1.94      $   0.07      $   0.49
Net income per share, as adjusted:
    Basic                                                       $   2.25      $   2.00      $   0.04      $   0.45
    Diluted                                                     $   2.20      $   1.91      $   0.04      $   0.42

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

      Management also assesses the recoverability of goodwill, tradenames and other intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its discounted future cash flows. Goodwill and unamortizable intangible assets are reviewed for impairment at least annually during the first fiscal quarter. If it is determined that an impairment of intangible assets has occurred, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds its estimated fair value. No impairment charges were recorded during the first half of fiscal 2004 or during fiscal 2003.

      EARNINGS PER COMMON SHARE

      Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated including common stock equivalents pertaining to options, stock appreciation rights and warrants where the exercise price was less than the average market price of the common shares. These common stock equivalents equate to 0.8 million common shares for both the three and six month periods ending March

      27, 2004, and 1.5 million and 1.6 million common shares for the three and six month periods ending March 29, 2003. Options to purchase 0.1 million shares of common stock for both the three and six month periods ended March 27, 2004, and 0.1 million and 0.3 million shares for the three and six month periods ended March 29, 2003, respectively, were not included in the computation of diluted earnings per share. These options were excluded from the calculation because the exercise price was greater than the average market price of the common shares in the respective periods, and therefore, were anti-dilutive.

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

      RECLASSIFICATIONS

      Certain reclassifications have been made in prior periods' financial statements to conform to fiscal 2004 classifications. In particular, a reclassification of trade program liabilities within our International segment was recorded in order to be consistent with the classification used by our North America segment.

2.    DETAIL OF INVENTORIES, NET

      Inventories, net of provisions for slow moving and obsolete inventory of $23.6 million, $25.5 million, and $22.0 million, respectively, consisted of:

                                MARCH 27,    MARCH 29,  SEPTEMBER 30,
                                  2004         2003         2003
                                --------     --------     --------
                                           ($ MILLIONS)
           INVENTORIES, NET
           Finished goods .     $  335.0     $  308.7     $  203.7
           Raw materials ..         83.6         91.5         72.4
                                --------     --------     --------
           Total ..........     $  418.6     $  400.2     $  276.1
                                ========     ========     ========

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

      The Company's conclusion is not free from challenge and, in fact, would likely be challenged if the Company were to terminate the agreement. If it were determined that, upon termination, the Company must pay any remaining deferred contribution amounts and related per annum charges, the resulting charge to earnings could have a material impact on the Company's results of operations and financial position. At March 27, 2004, contribution payments and related per annum charges of approximately $48.7 million had been deferred under the agreement. This amount is considered a contingent obligation and has not been reflected in the financial statements as of and for the quarter then ended.

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

4.    RESTRUCTURING AND OTHER CHARGES

      FISCAL 2004 CHARGES

      During the three and six month periods ended March 27, 2004, the Company recorded $0.4 million and $1.4 million of restructuring and other charges, respectively. These charges, related to our North American distribution restructuring and our International Profit Improvement Plan, were included in cost of sales and selling, general and administrative costs in the amounts of $0.7 million and $0.7 million, respectively, for the six months ended March 27, 2004.

      FISCAL 2003 CHARGES

      During the three and six month periods ended March 29, 2003, the Company recorded $3.1 million and $9.4 million of restructuring and other charges, respectively.

      During the entire fiscal year 2003, the Company recorded $17.1 million of restructuring and other charges.

      Costs of $5.3 million for warehouse lease buyouts and relocation of inventory associated with exiting certain warehouses in North America, as part of improvements to the North American supply chain, and $3.8 million related to a plan to optimize our international supply chain were included in cost of sales. Severance and consulting costs of $5.3 million for the continued European integration efforts that began in the forth quarter of fiscal 2002, and $2.7 million of administrative facility exit costs in North America were charged to selling, general and administrative expense. The severance costs incurred in fiscal 2003 were related to the reduction of 78 administrative and production employees.

      The following is a rollforward from September 30, 2003 of the cash portion of the restructuring and other charges. The accrued charges are included in accrued liabilities on the Condensed, Consolidated Balance Sheets. We expect spending against these reserves to be completed by the end of fiscal year 2005.


                                                 SEPTEMBER 30,                              MARCH 27,
                                                     2003                                     2004
                                                 -------------                              ---------
    DESCRIPTION         TYPE   CLASSIFICATION       BALANCE       PAYMENT       ACCRUAL      BALANCE
    -----------         ----   --------------       -------       -------       -------      -------
                                                           ($ MILLIONS)
Severance               Cash       SG&A            $    1.6      $   (1.5)     $    0.5     $    0.6
Facility exit costs     Cash    SG&A and COS            0.9          (0.7)          0.8          1.0
Other related costs     Cash       SG&A                 2.0          (2.1)          0.1           --
                                                   --------      --------      --------     --------
    Total cash                                     $    4.5      $   (4.3)     $    1.4     $    1.6
                                                   ========      ========      ========     ========

5.    LONG-TERM DEBT

                                               MARCH 27,    MARCH 29,  SEPTEMBER 30,
                                                 2004         2003         2003
                                               --------     --------     --------
                                                          ($ MILLIONS)
    Former Credit Agreement:
      Revolving loans ....................     $     --     $  372.0     $     --
      Term loans .........................           --        347.9        326.5
    New Credit Agreement:
      Revolving loans ....................        323.2           --           --
      Term loans .........................        500.0           --           --
    Senior Subordinated Notes:
      8 5/8% Notes .......................           --        392.5        393.1
      6 5/8% Notes .......................        200.0           --           --
    Notes due to sellers .................         18.4         23.7         21.6
    Foreign bank borrowings and term loans         17.0         13.8          6.3
    Capital lease obligations and other ..          9.0         10.8         10.1
                                               --------     --------     --------
                                                1,067.6      1,160.7        757.6
    Less current portions ................         27.7        287.7         55.4
                                               --------     --------     --------
                                               $1,039.9     $  873.0     $  702.2
                                               ========     ========     ========

      In October 2003, the Company substantially completed a refinancing of the former Credit Agreement ("Credit Agreement") and its $400 million 8 5/8% Senior Subordinated Notes ("8 5/8% Notes") in a series of transactions. On October 8, 2003, the Company issued $200 million of 6 5/8% Senior Subordinated Notes due November 15, 2013 ("6 5/8% Notes"). On October 21, 2003, substantially all of the outstanding 8 5/8% Notes were tendered, with the remainder being called on January 15, 2004. Finally, on October 22, 2003, the Company consummated a series of transactions which included the repayment of the term loans outstanding under the former Credit Agreement, the termination of the Credit Agreement, the execution of the Second Amended and Restated Credit Agreement ("New Credit Agreement"), and the borrowing of $500 million in the form of term loans under the New Credit Agreement. The cost recognized in the first half of fiscal 2004 on the extinguishment of the former Credit Agreement and retirement of the 8 5/8% Notes was $44.3 million, of which $19.4 million related to the write-off of deferred costs, $24.0 million related to premiums paid on the redemption of the 8 5/8% Notes and $0.9 million related to transaction fees.

      The New Credit Agreement was entered into with a syndicate of commercial banks and institutional lenders. The New Credit Agreement consists of a $700 million multi-currency revolving credit commitment and a $500 million term loan B facility. Financial covenants consist of a minimum interest coverage ratio and a maximum leverage ratio. There also are negative covenants similar to those in the former Credit Agreement. All such covenants are less restrictive than those contained in the former Credit Agreement. Collateral for the borrowings under the New Credit Agreement consists of pledges by the Company and all of its domestic subsidiaries of substantially all of their personal, real and intellectual property assets. The Company and its subsidiaries also pledged a majority of the stock in foreign subsidiaries that borrow under the New Credit Agreement. At March 27, 2004, the

      Company is in compliance with all applicable covenants. Financing costs approximating $7.1 million incurred in conjunction with the New Credit Agreement have been deferred and are being amortized over the term of the New Credit Agreement.

      The revolving credit facilities under the New Credit Agreement provide for a $700 million commitment, which can be increased to $750 million based on the borrowing requirements of the Company, expiring on October 22, 2008. Borrowings may be made in U.S. Dollars and optional currencies including, but not limited to, Euros, British Pounds Sterling, Canadian Dollars and Australian Dollars. The revolving credit facilities provide that up to $65 million of the $700 million commitment may be used for letters of credit. Interest rate spreads under the New Credit Agreement will be determined by a pricing grid corresponding to a quarterly calculation of the Company's leverage ratio comprised of averaged components for the most recent four quarters.

      The $500 million term loan B facility expires on September 30, 2010. Repayment of the term loan B commenced on March 31, 2004 with minimum quarterly principal payments of $500,000 through June 30, 2010 followed by a balloon maturity on September 30, 2010. The term loans carry a variable interest rate based on prime or LIBOR at the Company's election (currently LIBOR) plus a spread. The Company entered into interest rate swap agreements with major financial institutions to effectively convert a portion of the variable rate term loans to a fixed rate. The notional amount and the terms of the swap agreements vary. At March 27, 2004, swap agreements with a total notional amount of $175 million were in effect. Under the terms of these swap agreements, the Company pays fixed rates ranging from 2.76% to 3.77%, plus a spread based on the pricing grid contained in the New Credit Agreement, and receives payments based on three-month LIBOR in return.

      The 6 5/8% Notes were issued in accordance with Rule 144A and Regulation S under the Securities Act of 1933. The 6 5/8% Notes were sold at par, pay interest semi-annually on May 15 and November 15, have a ten-year maturity with a five-year no-call provision, and are guaranteed by certain current and future domestic restricted subsidiaries of the Company (see Note 13). Such guarantees are unsecured senior subordinated obligations of the Company. The covenants contained in the 6 5/8% Notes indenture are less restrictive than those contained in the 8 5/8% Notes indenture. Financing costs approximating $4.4 million incurred with the issuance of the 6 5/8% Notes have been deferred and are being amortized over the term of the Notes. On May 7, 2004, the Company commenced an offer to exchange its 6 5/8% Notes for an equal principal amount of its 6 5/8% notes which have been registered under the Securities Act of 1933, as amended. The terms of the 6 5/8% notes issued in the exchange offer will be substantially identical to the original 6 5/8% Notes, except that the original 6 5/8% Notes contain transfer restrictions and registration rights that the 6 5/8% notes issued in the exchange offer will not contain.

      The Company called the 8 5/8% Notes at 106.05% per $1,000 Note resulting in a principal tendered amount of $386.8 million on October 21, 2003. The Company redeemed the remaining $13.2 million of 8 5/8% Notes, that were not tendered, on the first call date of January 15, 2004 at 104.313% per $1,000 Note plus accrued interest. Additional costs of $0.6 million were recognized in conjunction with the redemption during the three month period ended March 27, 2004.

6.    STATEMENT OF COMPREHENSIVE INCOME

      The components of other comprehensive income and total comprehensive income for the three and six month periods ended March 27, 2004 and March 28, 2003, are as follows:

                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    ------------------          ----------------
                                                  MARCH 27,     MARCH 29,    MARCH 27,     MARCH 29,
                                                    2004          2003         2004          2003
                                                  --------      --------     --------      --------
Net income ..................................     $   73.1      $   62.5     $    2.4      $   15.7
Other comprehensive income (expense):
Change in valuation of derivative instruments         (1.3)          0.3         (1.2)          0.3
Foreign currency translation adjustments ....         (0.7)           --         (1.5)         (0.6)
                                                  --------      --------     --------      --------
Comprehensive income (loss)..................     $   71.1      $   62.8     $   (0.3)     $   15.4
                                                  ========      ========     ========      ========

7.    RETIREMENT AND RETIREE MEDICAL PLANS COST INFORMATION

      The Financial Accounting Standards Board has revised Statement 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" to require disclosure of cost information in interim reports. The following summarizes the net periodic benefit cost for the various plans sponsored by the Company (in millions):

                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                     ------------------         ----------------
                                   MARCH 27,    MARCH 29,    MARCH 27,    MARCH 29,
                                     2004         2003         2004         2003
                                   --------     --------     --------     --------
Curtailed defined benefit plan     $    0.8     $    0.7     $    1.6     $    1.5
International benefit plans ..          1.8          2.1          3.7          4.2
Retiree medical plan .........          0.6          0.2          1.2          0.5

8.    AIRCRAFT LEASE

      In late January 2004, the Company took final delivery of a used aircraft in a synthetic operating lease transaction. The lease agreement provides that the Company pays taxes, insurance and maintenance on the aircraft. The lease term expires in August 2008, but provides for a purchase option and two one-year renewal options at a fair market rental value, as defined in the lease agreement. The Company also has a maximum contingent obligation approximating $9.3 million based on the provisions of a residual value guarantee.

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

      At March 27, 2004, $5.9 million was accrued for the environmental site remediation and regulatory matters described herein. Most of the costs accrued as of the end of the current fiscal quarter, are expected to be paid in fiscal 2004 and 2005; however, payments could be made for a period thereafter.

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

      During the first six months of fiscal 2004, we have expended approximately $0.9 million related to environmental matters, compared with approximately $1.5 million in environmental expenditures for all of fiscal 2003.

      LEGAL PROCEEDINGS

      As noted in the discussion above under "Environmental Matters," we are involved in several pending environmental matters. We believe that our assessment of contingencies is reasonable and that related reserves, in the aggregate, are adequate; however, there can be no assurance that the final resolution of these matters will not have a material adverse affect on our results of operations, financial position and cash flows.

      Pending material legal proceedings are as follows:

      AGREVO ENVIRONMENTAL HEALTH, INC.

      On June 3, 1999, AgrEvo Environmental Health, Inc. ("AgrEvo") (which subsequently changed its name to Aventis Environmental Health Science USA
      LP) filed a complaint in the U.S. District Court for the Southern District of New York (the "New York Action"), against The Scotts Company, a subsidiary of The Scotts Company and Monsanto seeking damages and injunctive relief for alleged antitrust violations and breach of contract by The Scotts Company and its subsidiary and antitrust violations and tortious interference with contract by Monsanto. The Scotts Company purchased a consumer herbicide business from AgrEvo in May 1998. AgrEvo claims in the suit that The Scotts Company's subsequent agreement to become Monsanto's exclusive sales and marketing agent for Monsanto's consumer Roundup(R) business violated the federal antitrust laws. AgrEvo contends that Monsanto attempted to or did monopolize the market for non-selective herbicides and conspired with The Scotts Company to eliminate the herbicide The Scotts Company previously purchased from AgrEvo, which competed with Monsanto's Roundup(R). AgrEvo also contends that The Scotts Company's execution of various agreements with Monsanto, including the Roundup(R) marketing agreement, as well as The Scotts Company's subsequent actions, violated agreements between AgrEvo and The Scotts Company.

      AgrEvo is requesting unspecified damages as well as affirmative injunctive relief, and seeking to have the court invalidate the Roundup(R) marketing agreement as violative of the federal antitrust laws. Under the indemnification provisions of the Roundup(R) marketing agreement, Monsanto and The Scotts Company each have requested that the other indemnify against any losses arising from this lawsuit.

      On June 29, 1999, AgrEvo also filed a complaint in the Superior Court of the State of Delaware against two of The Scotts Company's subsidiaries seeking damages for alleged breach of contract. AgrEvo alleges that, under the contracts by which a subsidiary of The Scotts Company purchased a herbicide business from AgrEvo in May 1998, two of The Scotts Company's subsidiaries have failed to pay AgrEvo approximately $0.6 million. AgrEvo is requesting damages in this amount, as well as pre- and post-judgment interest and attorneys' fees and costs. The Scotts Company's subsidiaries have moved to dismiss or stay this action. On January 31, 2000, the Delaware court stayed AgrEvo's action pending the resolution of a motion to amend the New York Action, and the resolution of the New York Action.

      On January 10, 2003, The Scotts Company filed a supplemental counterclaim against AgrEvo for breach of contract. The Scotts Company alleges that AgrEvo owes The Scotts Company for amounts that The Scotts Company overpaid to AgrEvo. The Scotts

      Company's counterclaim is now part of the underlying litigation. The parties are in the process of preparing summary judgment motions. A trial date has been set for November 1, 2004.

      The Scotts Company believes that AgrEvo's claims in these matters are without merit and is vigorously defending against them. If the above actions are determined adversely to The Scotts Company, the result could have a material adverse effect on The Scotts Company's results of operations, financial position and cash flows. Any potential exposure that The Scotts Company may face cannot be reasonably estimated. Therefore, no accrual has been established related to these matters.

      CENTRAL GARDEN & PET COMPANY

      THE SCOTTS COMPANY V. CENTRAL GARDEN, SOUTHERN DISTRICT OF OHIO

      On June 30, 2000, The Scotts Company filed suit against Central Garden & Pet Company ("Central Garden") in the U.S. District Court for the Southern District of Ohio (the "Ohio Action") to recover approximately $24 million in accounts receivable and additional damages for other breaches of duty.

      Central Garden filed counterclaims including allegations that The Scotts Company and Central Garden had entered into an oral agreement in April 1998 whereby The Scotts Company would allegedly share with Central Garden the benefits and liabilities of any future business integration between The Scotts Company and Monsanto. The court dismissed a number of Central Garden's counterclaims as well as The Scotts Company's claims that Central Garden breached other duties owed to The Scotts Company. On April 22, 2002, a jury returned a verdict in favor of The Scotts Company of $22.5 million and for Central Garden on its remaining counterclaims in an amount of approximately $12.1 million. Various post-trial motions were filed. As a result of those motions, the trial court has reduced Central Garden's verdict by $750,000, denied Central Garden's motion for a new trial on two of its counterclaims and granted the parties pre-judgment interest on their respective verdicts. On September 22, 2003, the court entered a final judgment, which provided for a net award to The Scotts Company of approximately $14 million, together with interest at 2.31% through the date of payment. Central Garden has appealed and The Scotts Company has cross-appealed from that final judgment.

      Two counterclaims that the court permitted Central Garden to add on the eve of trial were subsequently settled.

      CENTRAL GARDEN V. THE SCOTTS COMPANY & PHARMACIA, NORTHERN DISTRICT OF CALIFORNIA

      On July 7, 2000, Central Garden filed suit against The Scotts Company and Pharmacia in the U.S. District Court for the Northern District of California (San Francisco Division) alleging various claims, including breach of contract and violations of federal antitrust laws, and seeking an unspecified amount of damages and injunctive relief. On April 15, 2002, The Scotts Company and Central Garden each filed summary judgment motions in this action. On June 26, 2002, the court granted summary judgment in favor of The Scotts Company and dismissed all of Central Garden's then remaining claims. That judgment has been affirmed by the United States Court of Appeals.

      CENTRAL GARDEN V. THE SCOTTS COMPANY & PHARMACIA, CONTRA COSTA SUPERIOR COURT

      On October 31, 2000, Central Garden filed a complaint against The Scotts Company and Pharmacia in the California Superior Court for Contra Costa County. That complaint sought to assert breach of contract claims and claims under Section 17200 of the California Business and Professions Code. On December 4, 2000, The Scotts Company and Pharmacia jointly filed a motion to stay this action based on the pendency of prior lawsuits that involved the same subject matter. By order dated February 23, 2001, the Superior Court stayed the action pending before it. Central Garden and Pharmacia later settled their claims relating to this action. Recently, Central Garden voluntarily dismissed its claims against The Scotts Company.

      Although The Scotts Company has prevailed consistently and extensively in the litigation with Central Garden, some of the decisions in The Scotts Company's favor are subject to appeal and possible further proceedings. If, upon appeal or otherwise, the above actions are determined adversely to The Scotts Company, the result could have a material adverse affect on The Scotts Company's results of operations, financial position and cash flows. The Scotts Company believes that it will continue to prevail in the Central Garden matters and that any potential exposure that The Scotts Company may face cannot be reasonably estimated. Therefore, no accrual has been established related to the claims brought against The Scotts Company by Central Garden, except for amounts ordered paid to Central Garden in the Ohio Action. The Scotts Company believes it has adequate reserves recorded for the amounts it may ultimately be required to pay.

      U.S. HORTICULTURAL SUPPLY, INC. (F/K/A E.C. GEIGER, INC.) V. THE SCOTTS COMPANY, EASTERN DISTRICT OF PENNSYLVANIA

      On February 7, 2003, U.S. Horticultural Supply filed suit against The Scotts Company in the U.S. District Court for the Eastern District of Pennsylvania. U.S. Horticultural Supply alleges claims of breach of contract, promissory estoppel and a violation of federal antitrust laws, and seeks an unspecified amount of damages.

      On March 14, 2003, The Scotts Company filed a motion to dismiss the antitrust claim, and a motion to dismiss, or in the alternative stay, the promissory estoppel claims pending arbitration. The motion is pending. Discovery has commenced. No trial date has been set.

      The Scotts Company believes that U.S. Horticultural Supply's claims are without merit and intends to vigorously defend against them. If the above action is determined adversely to The Scotts Company, the result could have a material adverse effect on The Scotts Company's results of operations, financial position and cash flows. Any potential exposure that The Scotts Company may face cannot be reasonably estimated. Therefore, no accrual has been established related to this matter.

      OTHER

      The Scotts Company recently has been named a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products. The complaints in these cases, most of which are in their preliminary stages, are not specific about the plaintiffs' contacts with The Scotts Company or its products. The Scotts Company in each case is one of numerous defendants and none of the claims seeks damages from The Scotts Company alone. The Scotts Company is vigorously defending the cases and does not believe they are material to The Scotts Company's results of operations, financial position or cash flows.

      It is not currently possible to reasonably estimate a probable loss, if any, associated with the cases and, accordingly, no accrual or reserves have been recorded in The Scotts Company's consolidated financial statements. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material adverse effect on The Scotts Company, its financial condition or its results of operations. The Scotts Company is reviewing agreements and policies that may provide insurance coverage or indemnity as to these claims and is pursuing coverage under some of these agreements.

      We are involved in other lawsuits and claims which arise in the normal course of our business. In our opinion, these claims individually and in the aggregate are not expected to result in a material adverse effect on our results of operations, financial position or cash flows.

10.   NEW ACCOUNTING STANDARDS

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements.

      In general, a VIE is a corporation, partnership, limited-liability company, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

      FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs a majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

      The Company has evaluated FIN 46 and believes that as of March 27, 2004, the only entities for which it may be the primary beneficiary are certain of the Company's Scotts LawnService(R) franchises. The Company has evaluated the potential significance of its interest in the franchises for which it may be the primary beneficiary from a consolidation perspective as well as from a maximum exposure to loss perspective. Based on the results of the evaluation process, the Company has concluded that the effect of consolidating certain franchises where the Company may be the primary beneficiary would be immaterial to both the statement of operations and balance sheet.

11.   MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT

      As disclosed in Note 8 to our consolidated financial statements for the year ended September 30, 2003, the Company provides comprehensive major medical benefits to certain of its retired associates and their dependents. These benefits include prescription drug coverage. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the "Act") became law. The Act provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the Act. The Company has evaluated the Act and believes it will be eligible for the federal subsidy.

      Specific authoritative guidance governing the accounting requirements pertaining to any federal subsidy the Company might receive has not yet been issued by the FASB. Pending the issuance of authoritative guidance, the FASB has issued FSP No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," that provides a one-time election to defer accounting for the effects of the Act. The Company has not completed the analysis necessary to estimate the effect, if any, that any such subsidy will have on its accumulated postretirement benefit obligation or net periodic postretirement benefit cost. Accordingly, the Company has elected to defer accounting for the effects of the Act until authoritative guidance is issued by the FASB.

12.   SEGMENT INFORMATION

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

      The North America segment manufactures, markets and sells dry, granular slow-release lawn fertilizers, combination lawn fertilizer and control products, grass seed, spreaders, water-soluble and controlled-release garden and indoor plant foods, plant care products, potting soils, pottery, barks, mulches and other growing media products, pesticide products and a full line of horticulture products. Products are marketed to mass merchandisers, home improvement centers, large hardware chains, nurseries and gardens centers and specialty crop growers in the United States, Canada, Latin America and South America.

      The Scotts LawnService(R) segment provides lawn fertilization, insect control and other related services such as core aeration primarily to residential consumers through company-owned branches and franchises. In most Company markets, Scotts LawnService(R) also offers tree and shrub fertilization, disease and insect control treatments and, in our larger branches, an exterior barrier pest control service.

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

                                                 SCOTTS                              OTHER/
                             NORTH AMERICA   LAWNSERVICE(R)     INTERNATIONAL      CORPORATE         TOTAL
                             -------------   --------------     -------------      ---------         -----
                                               (IN MILLIONS, EXCEPT OPERATING PERCENTATGES)
Net sales:
   YTD 2004 ............      $    660.5       $     34.9        $    220.0       $       --       $    915.4
   YTD 2003 ............      $    625.6       $     26.8        $    204.5       $       --       $    856.9
   Q2 2004 .............      $    557.8       $     16.3        $    155.1       $       --       $    729.2
   Q2 2003 .............      $    521.0       $     11.5        $    143.7       $       --       $    676.2
Operating income (loss):
   YTD 2004 ............      $    116.9       $    (19.2)       $     22.8       $    (42.1)      $     78.4
   YTD 2003 ............      $     98.7       $    (17.1)       $     20.8       $    (37.8)      $     64.6
   Q2 2004 .............      $    145.6       $    (12.7)       $     25.1       $    (23.1)      $    134.9
   Q2 2003 .............      $    128.4       $    (12.3)       $     22.5       $    (17.0)      $    121.6
Operating margin:
   YTD 2004 ............            17.7%           (55.0)%            10.4%              nm              8.6%
   YTD 2003 ............            15.8%           (63.8)%            10.2%              nm              7.5%
   Q2 2004 .............            26.1%           (77.9)%            16.2%              nm             18.5%
   Q2 2003 .............            24.6%          (107.0)%            15.7%              nm             18.0%
Goodwill:
   Q2 2004 .............      $    207.6       $     97.5        $    118.2       $       --       $    423.3
   Q2 2003 .............      $    199.4       $     77.9        $    106.9       $       --       $    384.2
Total assets:
   Q2 2004 .............      $  1,708.0       $    112.7        $    611.1       $    109.5       $  2,541.3
   Q2 2003 .............      $  1,661.8       $     94.2        $    568.9       $    129.0       $  2,453.9
 nm  Not meaningful.

      Operating income reported for Scotts' three reportable segments represents earnings before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. Accordingly, the corporate operating loss for the three and six month periods ended March 27, 2004 and March 29, 2003 includes amortization of certain intangible assets, unallocated corporate general and administrative expenses, North America restructuring charges and certain "other" income (expense) items not allocated to the reportable segments.

      Goodwill reported as of March 27, 2004 is $423.3 million, an increase of $16.8 million from $406.5 million at September 30, 2003. The increases in both the North America and Scotts LawnService(R) reported segments were due to the purchasing of remaining minority interest shares in two majority-owned consolidated entities, increasing goodwill by $9.0 million. The International segment was impacted by changes in foreign exchange rates, resulting in an increase of $6.6 million to goodwill for the six months ended March 27, 2004.

      Total assets reported for Scotts' reportable segments include the intangible assets for the acquired businesses within those segments. Corporate assets primarily include deferred financing and debt issuance costs, corporate intangible assets and deferred tax assets.

13.   FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

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

      The following unaudited information presents consolidated Statements of Operations for the three and six month periods ended March 27, 2004 and March 29, 2003, Statements of Cash Flows for the six month periods ended March 27, 2004 and March 29, 2003 and Balance Sheets as of March 27, 2004, March 29, 2003 and September 30, 2003. Separate unaudited financial statements of the individual guarantor subsidiaries have not been provided because management does not believe they would be meaningful to investors.

                               THE SCOTTS COMPANY
                             STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 27, 2004 (IN MILLIONS)
                                   (UNAUDITED)

                                                                 SUBSIDIARY          NON-
                                                  PARENT         GUARANTORS       GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                                  ------         ----------       ----------      ------------     ------------
Net sales ................................      $    418.7       $    137.7       $    172.8       $                $    729.2
Cost of sales ............................           257.7             76.7            104.6                             439.0
Restructuring and other charges ..........                                               0.2                               0.2
                                                ----------       ----------       ----------       ----------       ----------
Gross profit .............................           161.0             61.0             68.0               --            290.0
Gross commission earned from marketing
   agreement .............................            13.8                               1.5                              15.3
Costs associated with marketing agreement              7.1                                                                 7.1
                                                ----------       ----------       ----------       ----------       ----------
   Net commission from marketing agreement             6.7               --              1.5               --              8.2
Operating expenses:
   Advertising ...........................            28.4              1.2             10.2                              39.8
   Selling, general and administrative ...            81.0             13.7             30.7                             125.4
   Restructuring and other charges .......                                               0.2                               0.2
   Amortization of intangible assets .....             0.1              1.0              1.2                               2.3
Equity income in subsidiaries ............           (40.7)                                              40.7
Intracompany allocations .................            (4.3)            (4.1)             8.4
Other income, net ........................            (0.3)            (0.5)            (1.3)                             (2.1)
                                                ----------       ----------       ----------       ----------       ----------
Income (loss) from operations ............           103.5             49.7             20.1            (40.7)           132.6
Interest expense .........................             9.7                               3.8                              13.5
Costs related to refinancing .............             0.6                                                                 0.6
                                                ----------       ----------       ----------       ----------       ----------
Income (loss) before income taxes ........            93.2             49.7             16.3            (40.7)           118.5
Income tax expense .......................            20.1             19.0              6.3                              45.4
                                                ----------       ----------       ----------       ----------       ----------
Net income (loss) ........................      $     73.1       $     30.7       $     10.0       $    (40.7)      $     73.1
                                                ==========       ==========       ==========       ==========       ==========

                               THE SCOTTS COMPANY
                             STATEMENT OF OPERATIONS
              FOR THE SIX MONTHS ENDED MARCH 27, 2004 (IN MILLIONS)
                                   (UNAUDITED)

                                                                 SUBSIDIARY          NON-
                                                  PARENT         GUARANTORS       GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                                  ------         ----------       ----------      ------------     ------------
Net sales ................................      $    479.4       $    196.9       $    239.1       $                $    915.4
Cost of sales ............................           294.4            136.0            145.0                             575.4
Restructuring and other charges ..........             0.3                               0.4                               0.7
                                                ----------       ----------       ----------       ----------       ----------
Gross profit .............................           184.7             60.9             93.7               --            339.3
Gross commission earned from marketing
   agreement .............................            13.4                               1.9                              15.3
Costs associated with marketing agreement             14.2                                                                14.2
                                                ----------       ----------       ----------       ----------       ----------
   Net commission from marketing agreement            (0.8)              --              1.9               --              1.1
Operating expenses:
   Advertising ...........................            32.6              2.3             13.2                              48.1
   Selling, general and administrative ...           137.3             24.4             55.4                             217.1
   Restructuring and other charges .......                              0.1              0.6                               0.7
   Amortization of intangible assets .....             0.2              2.2              2.4                               4.8
Equity income in subsidiaries ............           (25.7)                                              25.7
Intracompany allocations .................           (12.4)             2.1             10.3
Other income, net ........................            (0.6)            (1.3)            (2.0)                             (3.9)
                                                ----------       ----------       ----------       ----------       ----------
Income (loss) from operations ............            52.5             31.1             15.7            (25.7)            73.6
Interest expense .........................            20.2                               5.2                              25.4
Costs related to refinancing .............            44.3                                                                44.3
                                                ----------       ----------       ----------       ----------       ----------
Income (loss) before income taxes ........           (12.0)            31.1             10.5            (25.7)             3.9
Income tax expense (benefit) .............           (14.4)            11.9              4.0                               1.5
                                                ----------       ----------       ----------       ----------       ----------
Net income (loss) ........................      $      2.4       $     19.2       $      6.5       $    (25.7)      $      2.4
                                                ==========       ==========       ==========       ==========       ==========

                               THE SCOTTS COMPANY
                             STATEMENT OF CASH FLOWS
           FOR THE SIX MONTH PERIOD ENDED MARCH 27, 2004 (IN MILLIONS)
                                   (UNAUDITED)

                                                                   SUBSIDIARY        NON-
                                                      PARENT       GUARANTORS     GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                      ------       ----------     ----------    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ..............................    $      2.4     $     19.2     $      6.5     $    (25.7)    $      2.4
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Costs related to refinancing ................          44.3                                                        44.3
   Stock-based compensation expense ............           4.4                                                         4.4
   Depreciation ................................          13.2            5.7            2.8                          21.7
   Amortization ................................           1.8            2.4            2.3                           6.5
   Deferred Taxes ..............................          (0.1)                                                       (0.1)
   Equity (income) loss in subsidiaries ........         (25.7)                                        25.7
Net change in certain components of working ....        (317.0)         (32.9)        (125.4)                       (475.3)
capital
Net changes in other assets and liabilities and
  other adjustments ............................         (15.0)          (0.3)           6.9                          (8.4)
                                                    ----------     ----------     ----------     ----------     ----------
Net cash used in operating activities ..........        (291.7)          (5.9)        (106.9)            --         (404.5)
                                                    ----------     ----------     ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant and equipment ....          (2.1)          (4.6)          (4.2)                        (10.9)
Investment in acquired businesses, net of cash
  acquired .....................................          (0.3)          (1.8)          (3.2)                         (5.3)
Payments on seller notes .......................          (2.0)          (6.9)                                        (8.9)
                                                    ----------     ----------     ----------     ----------     ----------
Net cash used in investing activities ..........          (4.4)         (13.3)          (7.4)            --          (25.1)
                                                    ----------     ----------     ----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving and bank
  lines of credit ..............................           2.8                         327.9                         330.7
Gross borrowings under term loans ..............         500.0                                                       500.0
Gross repayments under term loans ..............        (240.5)                        (86.0)                       (326.5)
Issuance of 6 5/8% Notes .......................         200.0                                                       200.0
Redemption of 8 5/8% Notes .....................        (418.0)                                                     (418.0)
Financing fees .................................         (11.5)                                                      (11.5)
Cash received from the exercise of stock options          12.2                                                        12.2
Intracompany financing .........................         123.6           19.5         (143.1)
                                                    ----------     ----------     ----------     ----------     ----------
Net cash provided by financing activities ......         168.6           19.5           98.8             --          286.9
Effect of exchange rate changes on cash ........                                         1.0                           1.0
                                                    ----------     ----------     ----------     ----------     ----------
Net increase (decrease) in cash ................        (127.5)           0.3          (14.5)            --         (141.7)
Cash and cash equivalents, beginning of period .         132.1            1.2           22.6                         155.9
                                                    ----------     ----------     ----------     ----------     ----------
Cash and cash equivalents, end of period .......    $      4.6     $      1.5     $      8.1     $       --     $     14.2
                                                    ==========     ==========     ==========     ==========     ==========

                               THE SCOTTS COMPANY
                                  BALANCE SHEET
                       AS OF MARCH 27, 2004 (IN MILLIONS)
                                   (UNAUDITED)

                                                                    SUBSIDIARY        NON-
                                                       PARENT       GUARANTORS     GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                       ------       ----------     ----------    ------------   ------------
                        ASSETS
Current assets:
   Cash and cash equivalents ....................    $      4.6     $      1.5     $      8.1     $              $     14.2
   Accounts receivable, net .....................         355.1          169.9          251.0                         776.0
   Inventories, net .............................         226.4           85.4          106.8                         418.6
   Current deferred tax asset ...................          58.8            0.5            1.4                          60.7
   Prepaid and other assets .....................          28.5            5.3           12.4                          46.2
                                                     ----------     ----------     ----------     ----------     ----------
      Total current assets ......................         673.4          262.6          379.7             --        1,315.7
Property, plant and equipment, net ..............         196.2           89.3           44.0                         329.5
Goodwill ........................................          21.5          274.1          127.7                         423.3
Intangible assets, net ..........................           4.9          279.9          146.9                         431.7
Other assets ....................................          41.2            1.5           (1.6)                         41.1
Investment in affiliates ........................       1,071.1                                     (1,071.1)
Intracompany assets .............................                        225.1                        (225.1)
                                                     ----------     ----------     ----------     ----------     ----------
      Total assets ..............................    $  2,008.3     $  1,132.5     $    696.7     $ (1,296.2)    $  2,541.3
                                                     ==========     ==========     ==========     ==========     ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of debt ......................    $      2.5     $      7.9     $     17.3              $     $     27.7
   Accounts payable .............................         130.0           46.6          102.6                         279.2
   Accrued liabilities ..........................         130.7           36.6           95.8                         263.1
   Accrued taxes ................................          20.0            2.4            0.9                          23.3
                                                     ----------     ----------     ----------     ----------     ----------
      Total current liabilities .................         283.2           93.5          216.6             --          593.3
Long-term debt ..................................         711.7            4.9          323.3                       1,039.9
Other liabilities ...............................         144.3            0.7           17.3                         162.3
Intracompany liabilities ........................         123.3                         101.8         (225.1)
                                                     ----------     ----------     ----------     ----------     ----------
      Total liabilities .........................       1,262.5           99.1          659.0         (225.1)       1,795.5
                                                     ----------     ----------     ----------     ----------     ----------
Shareholders' equity:
   Investment from parent .......................                        501.2           55.6         (556.8)
   Common shares, no par value per share, $.01
     stated value per share .....................           0.8                                                         0.8
   Deferred compensation-stock awards ...........         (18.8)                                                      (18.8)
   Capital in excess of par value ...............         426.3                                                       426.3
   Retained earnings ............................         401.0          534.0            9.3         (543.3)         401.0
   Accumulated other comprehensive expense ......         (63.5)          (1.8)         (27.2)          29.0          (63.5)
                                                     ----------     ----------     ----------     ----------     ----------
      Total shareholders' equity ................         745.8        1,033.4           37.7       (1,071.1)         745.8
                                                     ----------     ----------     ----------     ----------     ----------
      Total liabilities and shareholders' equity     $  2,008.3     $  1,132.5     $    696.7     $ (1,296.2)    $  2,541.3
                                                     ==========     ==========     ==========     ==========     ==========

                               THE SCOTTS COMPANY
                             STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 29, 2003 (IN MILLIONS)
                                   (UNAUDITED)

                                                                 SUBSIDIARY          NON-
                                                  PARENT         GUARANTORS       GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                                  ------         ----------       ----------      ------------     ------------
Net sales ................................      $    389.9       $    128.8       $    157.5      $                 $    676.2
Cost of sales ............................           248.0             71.3             98.3                             417.6
Restructuring and other charges ..........             0.4                               0.3                               0.7
                                                ----------       ----------       ----------       ----------       ----------
Gross profit .............................           141.5             57.5             58.9               --            257.9
Gross commission earned from marketing
   agreement .............................            10.3                               1.0                              11.3
Costs associated with marketing agreement              7.1                                                                 7.1
                                                ----------       ----------       ----------       ----------       ----------
   Net commission from marketing agreement             3.2               --              1.0               --              4.2
Operating expenses:
   Advertising ...........................            25.6              1.0              8.3                              34.9
   Selling, general and administrative ...            66.1             13.4             26.1                             105.6
   Restructuring and other charges .......             1.0              0.1              1.3                               2.4
   Amortization of intangible assets .....             0.1              1.0              1.0                               2.1
Equity income in subsidiaries ............           (40.1)                                              40.1
Intracompany allocations .................            (1.8)            (2.1)             3.9
Other income, net ........................            (0.2)            (1.2)            (1.0)                             (2.4)
                                                ----------       ----------       ----------       ----------       ----------
Income (loss) from operations ............            94.0             45.3             20.3            (40.1)           119.5
Interest expense .........................            17.9             (3.8)             4.6                              18.7
                                                ----------       ----------       ----------       ----------       ----------
Income (loss) before income taxes ........            76.1             49.1             15.7            (40.1)           100.8
Income tax expense .......................            13.6             18.7              6.0                              38.3
                                                ----------       ----------       ----------       ----------       ----------
Net income (loss) ........................      $     62.5       $     30.4       $      9.7       $    (40.1)      $     62.5
                                                ==========       ==========       ==========       ==========       ==========

                               THE SCOTTS COMPANY
                             STATEMENT OF OPERATIONS
              FOR THE SIX MONTHS ENDED MARCH 29, 2003 (IN MILLIONS)
                                  (UNAUDITED)

                                                                 SUBSIDIARY          NON-
                                                  PARENT         GUARANTORS       GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                                  ------         ----------       ----------      ------------     ------------
Net sales ................................      $    449.8       $    188.7       $    218.4       $                $    856.9
Cost of sales ............................           286.9            131.3            138.4                             556.6
Restructuring and other charges ..........             4.7                               0.4                               5.1
                                                ----------       ----------       ----------       ----------       ----------
Gross profit .............................           158.2             57.4             79.6               --            295.2
Gross commission earned from marketing
   agreement .............................            10.1                               1.2                              11.3
Costs associated with marketing agreement             14.2                                                                14.2
                                                ----------       ----------       ----------       ----------       ----------
   Net commission from marketing agreement            (4.1)              --              1.2               --             (2.9)
Operating expenses:
   Advertising ...........................            30.4              1.7             11.4                              43.5
   Selling, general and administrative ...           113.4             23.4             46.7                             183.5
   Restructuring and other charges .......             1.3              0.3              2.7                               4.3
   Amortization of intangible assets .....             0.2              1.9              2.0                               4.1
Equity income in subsidiaries ............           (25.2)                                              25.2
Intracompany allocations .................           (10.9)             4.6              6.3
Other income, net ........................            (0.3)            (1.8)            (1.5)                             (3.6)
                                                ----------       ----------       ----------       ----------       ----------
Income (loss) from operations ............            45.2             27.3             13.2            (25.2)            60.5
Interest expense .........................            35.2             (7.7)             7.7                              35.2
                                                ----------       ----------       ----------       ----------       ----------
Income (loss) before income taxes ........            10.0             35.0              5.5            (25.2)            25.3
Income tax expense (benefit) .............            (5.7)            13.3              2.0                               9.6
                                                ----------       ----------       ----------       ----------       ----------
Net income (loss) ........................      $     15.7       $     21.7       $      3.5       $    (25.2)      $     15.7
                                                ==========       ==========       ==========       ==========       ==========

                               THE SCOTTS COMPANY
                             STATEMENT OF CASH FLOWS
           FOR THE SIX MONTH PERIOD ENDED MARCH 29, 2003 (IN MILLIONS)
                                   (UNAUDITED)

                                                                 SUBSIDIARY        NON-
                                                    PARENT       GUARANTORS     GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                    ------       ----------     ----------    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ............................    $     15.7     $     21.7     $      3.5     $    (25.2)    $     15.7
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Stock-based compensation expense ...........           1.6                                                         1.6
  Depreciation ...............................          10.8            5.0            3.0                          18.8
  Amortization ...............................           1.9            1.9            2.0                           5.8
  Deferred taxes .............................           9.9                                                         9.9
  Equity (income) loss in non-guarantors .....         (25.2)                                        25.2
Net change in certain components
  of working capital .........................        (248.0)         (62.8)        (121.6)                       (432.4)
Net changes in other assets and
  liabilities and other adjustments ..........          13.0           23.0          (36.0)                           --
                                                  ----------     ----------     ----------     ----------     ----------
Net cash used in operating activities ........        (220.3)         (11.2)        (149.1)           -.-         (380.6)
                                                  ----------     ----------     ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant and equipment ..         (13.8)         (14.4)          (3.1)                        (31.3)
Investment in acquired businesses,
  net of cash acquired .......................                         (5.2)                                        (5.2)
Payments on seller notes .....................          (3.8)          (8.7)         (14.5)                        (27.0)
                                                  ----------     ----------     ----------     ----------     ----------
Net cash used in investing activities ........         (17.6)         (28.3)         (17.6)           -.-          (63.5)
                                                  ----------     ----------     ----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving
  and bank lines of credit ...................         104.8                         268.2                         373.0
Gross repayments under term loans ............         (17.3)                         (8.5)                        (25.8)
Financing fees ...............................          (0.5)                                                       (0.5)
Cash received from the exercise of stock
  options ....................................           9.0                                                         9.0
Intracompany financing .......................          89.0           39.5         (128.5)
                                                  ----------     ----------     ----------     ----------     ----------
Net cash provided by financing activities ....         185.0           39.5          131.2            -.-          355.7
Effect of exchange rate changes on cash ......                                         1.0                           1.0
                                                  ----------     ----------     ----------     ----------     ----------
Net increase (decrease) in cash ..............         (52.9)            --          (34.5)           -.-          (87.4)
Cash and cash equivalents, beginning
  of period ..................................          54.7            2.0           43.0                          99.7
                                                  ----------     ----------     ----------     ----------     ----------
Cash and cash equivalents, end of period .....    $      1.8     $      2.0     $      8.5     $      -.-     $     12.3
                                                  ==========     ==========     ==========     ==========     ==========

                               THE SCOTTS COMPANY
                                  BALANCE SHEET
                       AS OF MARCH 29, 2003 (IN MILLIONS)
                                   (UNAUDITED)

                                                             SUBSIDIARY        NON-
                                                PARENT       GUARANTORS     GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                ------       ----------     ----------    ------------   ------------
                     ASSETS
Current assets:
  Cash and cash equivalents ..............    $      1.8     $      2.0     $      8.5     $              $     12.3
  Accounts receivable, net ...............         330.0          148.6          245.7                         724.3
  Inventories, net .......................         229.8           73.8           96.6                         400.2
  Current deferred tax asset .............          72.1            0.5           (0.1)                         72.5
  Prepaid and other assets ...............          24.2            6.0           20.6                          50.8
                                              ----------     ----------     ----------     ----------     ----------
       Total current assets ..............         657.9          230.9          371.3             --        1,260.1
Property, plant and equipment, net .......         215.6           92.2           34.8                         342.6
Goodwill .................................          16.6          280.7           86.9                         384.2
Intangible assets, net ...................           4.4          281.0          134.1                         419.5
Other assets .............................          46.9            2.8           (2.2)                         47.5
Investment in affiliates .................         965.1                                       (965.1)
Intracompany assets ......................                        130.4           23.1         (153.5)
                                              ----------     ----------     ----------     ----------     ----------
       Total assets ......................    $  1,906.5     $  1,018.0     $    648.0     $ (1,118.6)    $  2,453.9
                                              ==========     ==========     ==========     ==========     ==========
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of debt ................    $    265.8     $      7.9     $     14.0     $              $    287.7
  Accounts payable .......................         125.5           41.2           97.5                         264.2
  Accrued liabilities ....................         119.5           30.8           98.8                         249.1
  Accrued taxes ..........................          18.5            2.0            7.2                          27.7
                                              ----------     ----------     ----------     ----------     ----------
       Total current liabilities .........         529.3           81.9          217.5             --          828.7
Long-term debt ...........................         489.7            6.3          377.0                         873.0
Other liabilities ........................         114.0            0.4           17.8                         132.2
Intracompany liabilities .................         153.5                                       (153.5)
                                              ----------     ----------     ----------     ----------     ----------
     Total liabilities ...................       1,286.5           88.6          612.3         (153.5)       1,833.9
                                              ----------     ----------     ----------     ----------     ----------
Shareholders' equity:
  Investment from parent .................                        496.5           51.9         (548.4)
  Common shares, no par value per share,
    $.01 stated value per share ..........           0.3                                                         0.3
  Deferred compensation-stock awards .....         (10.4)                                                      (10.4)
  Capital in excess of par value .........         398.6                                                       398.6
  Retained earnings ......................         310.5          435.5            7.2         (442.7)         310.5
  Treasury stock, 1.0 shares at cost .....         (20.7)                                                      (20.7)
  Accumulated other comprehensive expense          (58.3)          (2.6)         (23.4)          26.0          (58.3)
                                              ----------     ----------     ----------     ----------     ----------
     Total shareholders' equity ..........         620.0          929.4           35.7         (965.1)         620.0
                                              ----------     ----------     ----------     ----------     ----------
     Total liabilities and
       shareholders' equity ..............    $  1,906.5     $  1,018.0     $    648.0     $ (1,118.6)    $  2,453.9
                                              ==========     ==========     ==========     ==========     ==========

                               THE SCOTTS COMPANY
                                  BALANCE SHEET
                            AS OF SEPTEMBER 30, 2003
                                  (IN MILLIONS)

                                                                 SUBSIDIARY       NON-
                                                      PARENT     GUARANTORS    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                     --------------------------------------------------------------------
                    ASSETS
Current Assets:
    Cash and cash equivalents                        $  132.1    $      1.2    $     22.6    $               $      155.9
    Accounts receivable, net                            103.3          99.8          87.4                           290.5
    Inventories, net                                    143.6          50.4          82.1                           276.1
    Current deferred tax asset                           56.8           0.4          (0.3)                           56.9
    Prepaid and other assets                             16.2           3.2          13.8                            33.2
                                                     --------------------------------------------------------------------
        Total current assets                            452.0         155.0         205.6              --           812.6
Property, plant and equipment, net                      206.8          90.6          40.8                           338.2
Goodwill                                                 20.5         294.3          91.7                           406.5
Intangible assets, net                                    5.8         281.8         141.4                           429.0
Other assets                                             44.8           1.5          (2.3)                           44.0
Investment in affiliates                              1,066.3                                    (1,066.3)
Intracompany assets                                                   275.2                        (275.2)
                                                     --------------------------------------------------------------------
        Total assets                                 $1,796.2    $  1,098.4    $    477.2    $   (1,341.5)   $    2,030.3
                                                     ====================================================================

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Current portion of debt                          $   38.9    $      9.9    $      6.6    $               $       55.4
    Accounts payable                                     70.0          27.0          52.0                           149.0
    Accrued liabilities                                 111.4          25.8          97.1                           234.3
    Accrued taxes                                         7.6           2.3          (0.4)                            9.5
                                                     --------------------------------------------------------------------
       Total current liabilities                        227.9          65.0         155.3              --           448.2
Long-term debt                                          603.8           9.7          88.7                           702.2
Other liabilities                                       137.2                        14.5                           151.7
Intracompany liabilities                                 99.1                       176.1          (275.2)
                                                     --------------------------------------------------------------------
       Total liabilities                              1,068.0          74.7         434.6          (275.2)        1,302.1
                                                     --------------------------------------------------------------------
Shareholders' Equity:
    Investment from parent                                            510.7          65.3          (576.0)
    Common shares, no par value per share,
      $.01 stated value per share, 32.0
      shares issued in 2003                               0.3                                                         0.3
    Deferred compensation-stock awards                   (8.3)                                                       (8.3)
    Capital in excess of stated value                   398.4                                                       398.4
    Retained earnings                                   398.6         514.8           2.8          (517.6)          398.6
    Accumulated other comprehensive income              (60.8)         (1.8)        (25.5)           27.3           (60.8)
                                                     --------------------------------------------------------------------
       Total shareholders' equity                       728.2       1,023.7          42.6        (1,066.3)          728.2
                                                     --------------------------------------------------------------------
       Total liabilities and
          shareholders' equity                       $1,796.2    $  1,098.4    $    477.2    $   (1,341.5)   $    2,030.3
                                                     ====================================================================

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

      As a leading consumer branded lawn and garden company, we focus our consumer marketing efforts, including advertising and consumer research, on creating consumer demand to pull products through retail distribution channels. In the past three years, we have spent approximately 5% of our net sales annually on media advertising to support and promote our products and brands. We have applied this consumer marketing focus for the past several years, and we believe that Scotts receives a significant return on these marketing expenditures. We expect that we will continue to focus our marketing efforts toward the consumer and make additional investments in consumer marketing expenditures in the future to continue to drive category growth and increased market share. In fiscal 2004, we have increased advertising spending as we deliver a new media message for the Ortho(R) line, increase our advertising on selected brands in Europe and continue to have the largest share of voice in our lawn and garden categories in North America.

      Our sales are susceptible to global weather conditions. For instance, periods of wet weather like we experienced in the spring of 2003 in the United States adversely impacted fertilizer sales, but increased demand for certain pesticide products. We believe that our past acquisitions have somewhat diversified both our product line risk and geographic risk to weather conditions.

      Historically, the majority of our shipments to retailers have occurred in the second and third fiscal quarters. However, over the past three years, retailers have reduced their pre-season inventories by relying on vendors to deliver products "in season" when consumers seek to buy our products. This change in retailer purchasing patterns and the increasing importance of Scotts LawnService(R) revenues have caused a sales shift from our second fiscal quarter to the third and fourth fiscal quarters. Fiscal 2003 net sales by quarter were 9.5%, 35.4%, 37.2%, and 17.9%, respectively. Concurrent with this sales shift, and because of the expansion of Scotts LawnService(R), the Company has experienced a shift in profitability from the second to third and fourth fiscal quarters, with the third fiscal quarter now more profitable than the second fiscal quarter. Results for the Company's fourth fiscal quarter, historically a loss making quarter, improved substantially in fiscal 2003. We expect the trend towards stronger third and fourth fiscal quarter sales and profits to continue in fiscal 2004.

      In fiscal 2002, we announced the International Profit Improvement Plan to improve the operations and profitability of our European-based consumer and professional businesses. We have expended approximately $33 million through March 27, 2004, of which approximately 25% have been capital expenditures, primarily technology related. The remaining 75% of the total spending relates to the reorganization and rationalization of our European supply chain, increased sales force productivity and a shift to Pan-European category management of our product portfolio. By the end of 2005, we anticipate a cumulative total of $45 million to $55 million will have been spent on various projects related to this plan.

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. Reference should be made to Note 10 to the Condensed, Consolidated Financial Statements (unaudited) included in
Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information as to the Company's assessment of FIN 46.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The following discussion and analysis of the consolidated financial position and results of operations should be read in conjunction with our Condensed, Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. Our Annual Report on Form 10-K for the fiscal year ended September 30, 2003 includes additional information about the Company, our operations and our financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

      The following table sets forth net sales by business segment for the three and six month periods ended March 27, 2004 and March 29, 2003:

                                   FOR THE                    FOR THE
                             THREE MONTHS ENDED           SIX MONTHS ENDED
                           ----------------------      ----------------------
                           MARCH 27,     MARCH 29,     MARCH 27,     MARCH 29,
                             2004          2003          2004          2003
                           --------      --------      --------      --------
                                               (UNAUDITED)
                                               ($ MILLIONS)
North America .......      $  557.8      $  521.0      $  660.5      $  625.6
Scotts LawnService(R)          16.3          11.5          34.9          26.8
International .......         155.1         143.7         220.0         204.5
                           --------      --------      --------      --------
   Consolidated .....      $  729.2      $  676.2      $  915.4      $  856.9
                           ========      ========      ========      ========

      The following table sets forth the components of income and expense as a percentage of net sales for the three and six month periods ended March 27, 2004 and March 29, 2003:

                                                                            FOR THE                          FOR THE
                                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                    ------------------------        ------------------------
                                                                    MARCH 27,       MARCH 29,       MARCH 27,       MARCH 29,
                                                                      2004            2003            2004            2003
                                                                    --------        --------        --------        --------
                                                                                           (UNAUDITED)
Net sales ....................................................         100.0%          100.0%          100.0%          100.0%
Cost of sales ................................................          60.2            61.7            62.8            65.0
Restructuring and other charges ..............................            --             0.2             0.1             0.6
                                                                    --------        --------        --------        --------
Gross profit .................................................          39.8            38.1            37.1            34.4
Net commission (expense) from marketing agreement ............           1.1             0.6             0.1            (0.3)
Operating expenses:
   Advertising ...............................................           5.5             5.2             5.3             5.0
   Selling, general and administrative .......................          14.7            13.5            20.2            18.5
   Selling, general and administrative - lawn service business           2.1             1.9             3.0             2.7
   Stock-based compensation ..................................           0.4             0.1             0.5             0.2
   Restructuring and other charges ...........................            --             0.4             0.1             0.5
   Amortization of intangibles ...............................           0.3             0.3             0.5             0.5
   Other expense (income), net ...............................          (0.3)           (0.4)           (0.4)           (0.4)
                                                                    --------        --------        --------        --------
Income from operations .......................................          18.2            17.7             8.0             7.1
Interest expense .............................................           1.9             2.8             2.8             4.1
Costs related to refinancing .................................           0.1              --             4.8              --
                                                                    --------        --------        --------        --------
Income before income taxes ...................................          16.2            14.9             0.4             3.0
Income tax expense ...........................................           6.2             5.7             0.1             1.1
                                                                    --------        --------        --------        --------
Net income ...................................................          10.0%            9.2%            0.3%            1.9%
                                                                    ========        ========        ========        ========

THREE MONTHS ENDED MARCH 27, 2004 COMPARED TO THREE MONTHS ENDED MARCH 29, 2003

      Net sales for the three months ended March 27, 2004 were $729.2 million, an increase of 7.8% from net sales of $676.2 million for the three months ended March 29, 2003. Excluding the effect of exchange rates, sales for the second quarter of fiscal 2004 were $707.0 million, or 4.6% above the second quarter of fiscal 2003. Price increases are not material to the discussion of net sales in total or by reportable segment for either fiscal period presented.

      The North America segment net sales were $557.8 million in the second quarter of fiscal 2004, an increase of 7.1% from net sales of $521.0 million for the second quarter of fiscal 2003. Every product group within the North America segment finished the second quarter with strong sales. This increase was driven primarily by sales within our Lawns and Gardening Products groups as a result of increased listings, primarily at our top three retail accounts.

      Scotts LawnService(R) revenues increased 41.7% from $11.5 million in the second quarter of fiscal 2003 to $16.3 million in the second quarter of fiscal 2004. Approximately one half of the growth reflects an increase in the number of operating locations primarily due to acquisitions in new markets in late fiscal 2003, with the remainder of the increase due to more favorable weather conditions and increased demand for additional services in the second quarter of fiscal 2004.

      Net sales for the International segment in the second quarter of fiscal 2004 were $155.1 million, an increase of $11.4 million, or 7.9%, versus the second quarter of fiscal 2003. Excluding the effect of exchange rates, net sales declined by 6.1%. Poor weather in most of Europe has delayed the lawn and garden season and is the primary contributor to the sales decline. In addition, our decision to exit a very low gross margin line within our professional business and continued drought conditions in Australia also decreased net sales in the International segment.

      Gross profit was $290.0 million in the second quarter of fiscal 2004, an increase of $32.1 million from gross profit of $257.9 million in the second quarter of fiscal 2003. As a percentage of net sales, gross profit was 39.8% of sales in the second quarter of fiscal 2004 compared to 38.1% in the second quarter of fiscal 2003. North America gross profit margin in the second quarter of fiscal 2004 improved primarily due to favorable product mix. The International segment realized improved margins due to the exit of the low margin professional line described above.

      The net commission from the marketing agreement was $8.2 million in the second quarter of fiscal 2004 and $4.2 million in the second quarter of fiscal 2003. This increase from the prior year's comparable period is driven by increased sales volume and the favorable timing of media spending. Per the terms of our agreement with Monsanto, we account for media expense consistently with Monsanto's accounting policies. This results in media expense being recorded as incurred.

      Advertising expenses in the second quarter of fiscal 2004 were $39.8 million, an increase of 14.0% from $34.9 million in the second quarter of fiscal 2003. As a percentage of net sales, advertising expenses were 5.5% in the second quarter of fiscal 2004 compared to 5.2% in the second quarter of fiscal 2003.

      Selling, general and administrative expenses ("SG&A"), excluding Scotts LawnService(R), stock-based compensation and restructuring and other charges, increased to $107.1 million in the second quarter of fiscal 2004 from $91.3 million in the second quarter of fiscal 2003. This increase in SG&A was due primarily to increased legal costs, severance and incentives, and increases in worker's compensation and insurance in fiscal 2004.

      SG&A in the Scotts LawnService(R) business increased from $13.1 million in the second quarter of fiscal 2003 to $15.2 million in the second quarter of fiscal 2004, reflecting the increased number of locations added over the past year from acquisitions, primarily in new markets, and the resulting support of increased customer count.

      Stock-based compensation expense increased to $3.1 million in the second quarter of fiscal 2004, compared to $1.2 million in the second quarter of fiscal 2003, primarily reflecting amortization of grants issued in fiscal 2003 coupled with amortization associated with grants issued in fiscal 2004. The full year charges for stock-based compensation are expected to increase by $4.0 to $5.0 million in fiscal 2004 compared to fiscal 2003.

      Restructuring and other charges included in SG&A decreased from $2.4 million in fiscal 2003's second quarter to $0.2 million in fiscal 2004's second quarter due primarily to reduced North American distribution restructuring costs and reduced International plant closure costs.

      Other income was $2.1 million for the second quarter of fiscal 2004, compared to other income of $2.4 million in the second quarter of fiscal 2003.

      For segment reporting purposes, the Company defines operating income as earnings before interest, taxes and amortization of intangible assets ("EBITA"), as this is the measure used by management to assess earnings performance. Segment performance for the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 was as follows:

      - North America's operating income increased from $128.4 million in fiscal 2003 to $145.6 million in fiscal 2004, as improved sales and gross margins, previously described above, more than offset current year SG&A increases in severance, incentives, selling and research and development costs;

      - Scotts LawnService(R) reported higher net sales, but a larger operating loss, $12.7 million compared to $12.3 million. As this highly seasonal business grows and adds fixed infrastructure costs, it will have larger losses in the first and second quarters of the fiscal year due to seasonally low revenues. Conversely, the second half of the fiscal year will provide higher revenues, margins and operating income;

      - International's operating income increased to $25.1 million from $22.5 million. Although net sales declined $8.8 million, excluding the effect of exchange rates, this was more than offset by improved gross margin, decreased SG&A spending and the favorable impact of foreign exchange on operating income.

      Interest expense for the second quarter of fiscal 2004 was $13.5 million, compared to $18.7 million for the second quarter of fiscal 2003. The decrease in interest expense was due to a reduction in average borrowings as compared to the prior year coupled with a reduction in the weighted average interest rate as a result of lower rates under our New Credit Agreement and the 6 5/8% Notes, which replaced the 8 5/8% Notes which were tendered in October 2003.

      The income tax expense was calculated assuming an effective tax rate of 38.3% for the second quarter of fiscal 2004 versus 38.0% for the comparable quarter in fiscal 2003. The effective tax rate used for interim reporting purposes is based on management's best estimate of factors impacting the effective tax rate for the fiscal year. Factors affecting the estimated rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits, the existence of elements of income and expense that may not be taxable or deductible, as well as other items. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate that determined at fiscal year end. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There are no material changes to the effective tax rate expected at this time.

      The Company reported net income of $73.1 million for the second quarter of fiscal 2004, compared to $62.5 million for fiscal 2003. Average shares outstanding for purposes of computing earnings per common share increased from
32.2 million at March 29, 2003 to 33.0 million at March 27, 2004 due to shares issued for option and warrant exercises.

SIX MONTHS ENDED MARCH 27, 2004 COMPARED TO SIX MONTHS ENDED MARCH 29, 2003

      Net sales for the six months ended March 27, 2004 were $915.4 million, an increase of 6.8% from net sales of $856.9 million for the six months ended March 29, 2003. Excluding the effect of exchange rates, sales for the first half of fiscal 2004 were $883.3 million, or 3.1% above the first half of fiscal 2003. Price increases are not material to the discussion of net sales in total or by reportable segment for either fiscal period presented.

      The North America segment net sales were $660.5 million in the first half of fiscal 2004, an increase of 5.6% from net sales of $625.6 million for the first half of fiscal 2003. This increase was driven by the strong second quarter sales within the North America segment.

      Scotts LawnService(R) revenues increased 30.2% from $26.8 million in the first half of fiscal 2003 to $34.9 million in the first half of fiscal 2004. This growth reflects an increase in the number of operating locations, primarily due to acquisitions in new markets in late fiscal 2003, coupled with favorable weather conditions and additional services provided in the first half of fiscal 2004.

      Net sales for the International segment in the first half of fiscal 2004 were $220.0 million, an increase of $15.5 million, or 7.6%, versus the first half of fiscal 2003. Excluding the effect of exchange rates, net sales declined by 7.0%. This decrease was partially due to first fiscal quarter shipping delays in our consumer business due to product availability issues resulting from our SKU rationalization initiatives. Poor weather in the second fiscal quarter delayed the lawn and garden season in Europe. In addition, our decision to exit a very low gross margin line within our professional business and continued drought conditions in Australia also decreased net sales in the International segment.

      Gross profit was $339.3 million in the first half of fiscal 2004, an increase of $44.1 million from gross profit of $295.2 million in the first half of fiscal 2003. As a percentage of net sales, gross profit was 37.1% of sales in the first half of fiscal 2004 compared to 34.4% in the first half of fiscal 2003. Excluding the effect of favorable exchange rates and excluding restructuring and other charges, gross profit margin was 37.1% of sales in the first half of fiscal 2004 compared to 35.0% in the first half of fiscal 2003. North America gross profit margin in the first half of fiscal 2004 improved primarily due to favorable product mix, favorable distribution expense driven by reductions in warehousing costs and the timing of trade programs that will occur in the second half of fiscal 2004, compared to similar programs that occurred in the first half of fiscal 2003. The International segment realized improved margins due to the exit of the low margin professional line described above.

      The net commission from the marketing agreement was $1.1 million in the first half of fiscal 2004 compared to net expense of $2.9 million in the first half of fiscal 2003 driven by sales volume and the favorable timing of media spending. Per the terms of our agreement with Monsanto, we account for media expense consistently with Monsanto's accounting policies. This results in media expense being recorded as incurred. The annual contribution payment remains unchanged at $25 million for fiscal 2004.

    Advertising expenses in the first half of fiscal 2004 were $48.1 million, an increase of 10.6% from $43.5 million in the first half of fiscal 2003. As a percentage of net sales, advertising expenses were 5.3% in the first half of fiscal 2004 compared to 5.0% in the first half of fiscal 2003.

    Selling, general and administrative expenses ("SG&A"), excluding Scotts LawnService(R), stock-based compensation and restructuring and other charges, increased to $185.1 million in the first half of fiscal 2004 from $158.8 million in the first half of fiscal 2003. This increase in SG&A was due primarily to increased legal costs, severance and incentives, and increases in worker's compensation and insurance in fiscal 2004, coupled with the non-recurrence of bad debt recoveries realized in fiscal 2003.

    SG&A in the Scotts LawnService(R) business increased from $23.1 million in the first half of fiscal 2003 to $27.6 million in the first half of fiscal 2004, reflecting the increased number of locations added over the past year from acquisitions, primarily in new markets and the resulting support of increased customer count.

    Stock-based compensation expense increased to $4.4 million in the first half of fiscal 2004, compared to $1.6 million in the first half of fiscal 2003, primarily reflecting amortization of grants issued in fiscal 2003 coupled with amortization associated with grants issued in fiscal 2004. The full year charges for stock-based compensation are expected to increase by $4.0 to $5.0 million in fiscal 2004 compared to fiscal 2003.

    Restructuring and other charges included in SG&A decreased from $4.3 million in the first half of fiscal 2003 to $0.7 million in the first half of fiscal 2004 due to reduced North American distribution restructuring costs and reduced charges related to our International Profit Improvement Plan.

    Other income was $3.9 million for the first half of fiscal 2004, compared to other income of $3.6 million in the first half of fiscal 2003.

    For segment reporting purposes, the Company defines operating income as EBITA, as this is the measure used by management to assess earnings performance. Segment performance for the first half of fiscal 2004 compared to the first half of fiscal 2003 was as follows:

    - North America's operating income increased from $98.7 million in fiscal 2003 to $116.9 million in fiscal 2004, as improved sales and gross margins, previously described above, more than offset current year SG&A increases in severance, incentives, selling and research and development costs;

    - Scotts LawnService(R) reported higher net sales, but a larger operating loss, $19.2 million compared to $17.1 million. As this highly seasonal business grows and adds fixed infrastructure costs, it will have larger losses in the first and second quarters of the fiscal year due to seasonally low revenues. Conversely, the second half of the fiscal year will provide higher revenues, margins and operating income;

    - International's operating income increased to $22.8 million from $20.8 million, as the net sales decline of $14.4 million, excluding the effect of exchange rates, was only partially offset by improved gross margin and SG&A expense reductions.

    Interest expense for the first half of fiscal 2004 was $25.4 million, compared to $35.2 million for the first half of fiscal 2003. The decrease in interest expense was due to a reduction in average borrowings as compared to the prior year, coupled with a reduction in the weighted average interest rate as a result of lower rates under our New Credit Agreement and the 6 5/8% Notes, which replaced the 8 5/8% Notes which were tendered in October 2003.

    The income tax expense was calculated assuming an effective tax rate of 38.3% for the first half of fiscal 2004 versus 38.0% for the comparable period in fiscal 2003. The effective tax rate used for interim reporting purposes is based on management's best estimate of factors impacting the effective tax rate for the fiscal year. Factors affecting the estimated rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits, the existence of elements of income and expense that may not be taxable or deductible, as well as other items. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate that determined at fiscal year end. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There are no material changes to the effective tax rate expected at this time.

    The Company reported net income of $2.4 million for the first half of fiscal 2004, compared to $15.7 million for the first half of fiscal 2003. If the effect of costs related to our refinancing are excluded, our net income for the six months ended March 27, 2004 was $29.7 million. Average shares outstanding for purposes of computing earnings per common share increased from 32.1 million at March 29, 2003 to 32.9 million at March 27, 2004 due to shares issued for option and warrant exercises.

LIQUIDITY AND CAPITAL RESOURCES

    Cash used in operating activities was $404.5 million and $380.6 million for the six months ended March 27, 2004 and March 29, 2003, respectively. We entered fiscal 2004 with $155.9 million of cash and cash equivalents as compared to $99.7 million in fiscal 2003. This increase in cash and cash equivalents was largely due to cash management initiatives in the fourth quarter of fiscal 2003 that affected accounts payable and accrued liabilities. The increase in cash used in operating activities from 2003 to 2004, is due primarily to the growth in accounts receivable during the second fiscal quarter as a result of strong sales within the quarter, particularly in the month of March. While the balance in accounts receivable is higher than in the prior year, our continued management of customer accounts has improved the quality of our accounts receivables at March 27, 2004.

    Cash used in investing activities was $25.1 million and $63.5 million for the six months ended March 27, 2004 and March 29, 2003, respectively. Capital expenditures were responsible for $20.4 million of the decrease between the periods. There were no significant capital projects that commenced in the first half of fiscal 2004. In addition, principal payments due on seller notes issued in conjunction with prior acquisitions were $18.1 million less during the first half of fiscal 2004 as compared to fiscal 2003.

    Financing activities provided cash of $286.9 million and $355.7 million for the six months ended March 27, 2004 and March 29, 2003, respectively. During the first quarter of fiscal 2004, we restructured our borrowing arrangements through the refinancing of our former Credit Agreement, the redemption of our 8 5/8% Notes and the issuance of our 6 5/8% Notes. Our future cash outflows for the repayment of our debt after the refinancing of our former Credit Agreement, the redemption of our 8 5/8% Notes and the issuance of our 6 5/8% Notes is as follows; $28.8 million in less than one year, $16.2 million in one to three years, $331.4 million in four to five years and $698.1 million after five years, with $6.9 million representing future interest. In the first quarter of fiscal 2003, a $24.4 million mandatory prepayment was made on term loans as required by the level of fiscal 2002 excess cash flow, as defined in the former Credit Agreement.

    Our primary sources of liquidity are cash generated by operations and borrowings under our credit agreements. The New Credit Agreement consists of a $700 million multi-currency revolving credit commitment and a $500 million term loan B facility. Note 5 to the Condensed, Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q provides additional information pertaining to the refinancing of our former Credit Agreement, the redemption of our 8 5/8% Notes, the issuance of our 6 5/8% Notes and our New Credit Agreement. At March 27, 2004, we were in compliance with all of our debt covenants.

    We have not paid dividends on our common shares in the past and currently have no plans to pay dividends in the future. We anticipate that our earnings will be retained and reinvested to support the growth of our business or to pay down indebtedness. The payment of future dividends, if any, on common shares will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements, restrictions in financing agreements, business conditions and other factors.

    All of our off-balance sheet financing is in the form of operating leases that are disclosed in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. During the second quarter of fiscal 2004, we took final delivery on a used aircraft under the terms of a synthetic operating lease agreement as disclosed in Note 8 to the Condensed, Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

    We are party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on accidents or product liability claims and alleged violations of environmental laws. We have reviewed our pending environmental and legal proceedings, including the probable outcomes, reasonably anticipated costs and expenses, reviewed the availability and limits of our insurance coverage and have established what we believe to be appropriate reserves. We do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations.

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

ENVIRONMENTAL MATTERS

    We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking action aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial position. However, there can be no assurance that the resolution of these matters will not materially affect future quarterly or annual results of operations, financial position and cash flows. Additional information on environmental matters affecting us is provided in Note 9 to the Condensed, Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the fiscal 2003 Annual Report on Form 10-K under the "ITEM 1. BUSINESS - ENVIRONMENTAL AND REGULATORY CONSIDERATIONS" and "ITEM 3. LEGAL PROCEEDINGS" sections.

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

    Please see Note 9 to the Condensed, Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the disclosures under Part II, Item 1 "Legal Proceedings" of this Quarterly Report Form 10-Q for information concerning certain significant lawsuits and claims involving the Company.

- BECAUSE OF THE CONCENTRATION OF OUR SALES TO A SMALL NUMBER OF RETAIL CUSTOMERS, THE LOSS OF ONE OR MORE OF, OR SIGNIFICANT DECLINE IN ORDERS FROM, OUR TOP CUSTOMERS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, FINANCIAL POSITION OR CASH FLOWS.

    North America net sales represent approximately 74% of our worldwide net sales for fiscal 2003. Our top three North American retail customers together accounted for 69% of our North American fiscal 2003 net sales and 79% of our outstanding accounts receivable as of September 30, 2003. Home Depot, Wal-Mart and Lowe's represented approximately 37%, 19% and 13%, respectively, of our fiscal 2003 North American net sales. The loss of, or reduction in orders from, Home Depot, Wal-Mart and Lowe's or any other significant customer could have a material adverse effect on our results of operations, financial position or cash flows, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from any of these customers could also have a material adverse effect.

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

- THE HAGEDORN PARTNERSHIP, L.P. BENEFICIALLY OWNS APPROXIMATELY 33% OF OUR OUTSTANDING COMMON SHARES ON A FULLY DILUTED BASIS.

    The Hagedorn Partnership, L.P. beneficially owns approximately 33% of our outstanding common shares and has sufficient voting power to significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders.

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

    The Food Quality Protection Act, enacted by the U.S. Congress in August 1996, established the following standard for food-use pesticides: a reasonable certainty no harm will result from the cumulative effect of pesticide exposures. Under this act, the U.S. EPA is evaluating the cumulative risks from dietary and non-dietary exposures to pesticides. The pesticides in our products, certain of which may be used on crops processed into various food products, continue to be evaluated by the U.S. EPA as part of this exposure risk assessment. It is possible that the U.S. EPA or a third party active ingredient registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. For example, in June 2000, DowAgroSciences, an active ingredient registrant, voluntarily agreed to a gradual phase-out of residential uses of chlorpyrifos, an active ingredient that was used in certain of our lawn and garden products. In December 2000, the U.S. EPA reached agreement with various parties, including manufacturers, regarding a phased withdrawal from retailers by December 2004 of residential use products containing diazinon, an active ingredient used in certain of our lawn and garden products. We cannot predict the outcome or the severity of the effect of the U.S. EPA's continuing evaluations of active ingredients used in our products.

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

    During the first six months of fiscal 2004, we have expended approximately $0.9 million related to environmental matters, compared with approximately $1.5 million in environmental expenditures for all of fiscal 2003.

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

    ITEM 4.  CONTROLS AND PROCEDURES

    With the participation of the Registrant's principal executive officer and principal financial officer, the Registrant's management has evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Registrant's principal executive officer and principal financial officer have concluded that:

    (A) information required to be disclosed by the Registrant in this Quarterly Report on Form 10-Q would be accumulated and communicated to the Registrant's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure;

    (B) information required to be disclosed by the Registrant in this Quarterly Report on Form 10-Q would be recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms; and

    (C) the Registrant's disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Registrant and its consolidated subsidiaries is made known to them, particularly during the period in which the Registrant's periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

    In addition, there were no changes in the Registrant's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant's fiscal quarter ended March 27, 2004 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

THE SCOTTS COMPANY V. AVENTIS S.A. AND STARLINK LOGISTICS, INC.

    On August 9, 2002, The Scotts Company filed suit against Aventis S.A. and its wholly-owned subsidiary Starlink Logistics, Inc. in the U.S. District Court for the Southern District of Ohio. In the complaint, The Scotts Company alleges it is entitled to injunctive and monetary relief arising from Aventis' and Starlink's interference with The Scotts Company's contractual right to purchase a company called TechPac, L.L.C. from one of Aventis' former subsidiaries, Aventis CropScience. The complaint alleges that pursuant to a contract between The Scotts Company and a predecessor-in-interest to Aventis CropScience, Aventis CropScience was obligated to make a bona fide offer to sell its interest in TechPac to The Scotts Company. The complaint further alleges that Aventis directed Aventis CropScience to make a belated sham offer to The Scotts Company and that later, upon the sale of Aventis CropScience to Bayer AG, Aventis transferred ownership of TechPac to Starlink, an act which has made it impossible for Aventis CropScience's successor-in-interest to make a bona fide offer to sell TechPac to The Scotts Company.

    In this suit, The Scotts Company seeks to ensure that it is able to exercise its right to receive a bona fide offer to acquire TechPac, and The Scotts Company seeks to recover compensatory and punitive damages in an amount as yet undetermined for Aventis' and Starlink's interference with The Scotts Company's right to receive such an offer. On October 4, 2002, Starlink filed a motion to dismiss the complaint on jurisdictional grounds. On December 17, 2002, Aventis filed a similar motion. On April 23, 2004 the court dismissed the action without prejudice.

THE SCOTTS COMPANY V. UNITED INDUSTRIES, SOUTHERN DISTRICT OF FLORIDA

    On April 15, 2002, The Scotts Company and OMS Investments, Inc., a subsidiary of The Scotts Company that holds various Scotts intellectual property assets ("OMS Investments"), filed a six count complaint against United Industries Corp. and Pursell Industries, Inc. -- now known as U.S. Fertilizer Corporation -- for acts of (1) federal trademark and trade dress infringement;
(2) federal unfair competition; (3) federal dilution; (4) common law trademark and trade dress infringement in violation of Florida law and other applicable law; (5) common law unfair competition in violation of Florida law and other applicable law; and (6) dilution in violation of Florida law and other applicable law. The claims against U.S. Fertilizer were subsequently resolved by a Settlement Agreement and Release dated February 6, 2003. In this Settlement Agreement and Release, U.S. Fertilizer acknowledged and agreed "that Scotts' trade dress as well the overall color designs and design layout that are utilized on the packaging of Scotts' Turf Builder(R) line as identified in the Civil Action (the "Turf Builder Trade Dress") are valid, protectable, and non-functional trade dress." U.S. Fertilizer is no longer a party to this action.

    Shortly after filing the original complaint in this matter, The Scotts Company filed its motion for preliminary injunction, which motion sought an injunction enjoining United Industries, pending trial, from manufacturing, producing, shipping, distributing, advertising, promoting, displaying, selling or offering for sale products in the then current packaging for its Spectracide(R) No Odor Fire Ant Killer Ready-to-Use Dust product and from otherwise using any trademarks, trade dress, packaging, promotional materials or other items which incorporated or were confusingly similar to the trademarks and trade dress featured in Scotts' Ortho(R) Orthene(R) Fire Ant Killer product packaging. Despite finding that United Industries had intentionally copied The Scotts Company's trade dress, the trial court denied the motion for preliminary injunction. The Scotts Company appealed, but the United States Court of Appeals for the Eleventh Circuit affirmed.

    On December 13, 2002, The Scotts Company filed an amended complaint. The amended complaint contains the same causes of action as the original complaint, but asserts additional grounds in support of plaintiffs' claim that United Industries has infringed and diluted plaintiffs' Miracle-Gro(R) trade dress. The amended complaint also revises certain of the allegations in the original complaint to conform to facts recently learned.

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

THE SCOTTS COMPANY V. BAYER CROPSCIENCE, LP, SOUTHERN DISTRICT OF OHIO

    On May 29, 2003, The Scotts Company and OMS Investments, filed a four count complaint against Bayer CropScience, LP ("Bayer") for acts of (1) federal unfair competition; (2) federal dilution; (3) common law trade dress infringement and unfair competition; and (4) copyright infringement. The complaint alleges that Bayer's line of lawn fertilizer products infringes and dilutes The Scotts Company's proprietary rights in the packaging of its Turf Builder(R) and LawnPro(R) Super Turf Builder(R) line of products. The complaint seeks both injunctive and monetary relief.

    Bayer filed its answer and affirmative defenses on June 19, 2003. Bayer asserted no counterclaims. The parties have exchanged discovery requests, but have agreed to postpone the production of documents given that alternative resolutions have been discussed and given that the parties have participated in the Court's mediation process.

We do not anticipate incurring any damages relating to this action.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) See Index to Exhibits at page 42 for a list of the exhibits included herewith.

    (b) The Registrant filed a Current Report on Form 8-K dated January 8, 2004 reporting under "Item 5. Other Events" an update to Note 24, "Financial Information for Subsidiary Guarantors and Non-Guarantors" from the Registrant's Consolidated Financial Statements included in the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2003 which displayed the aggregation of subsidiary guarantors and non-guarantors as delineated under the indenture governing the 8 5/8% Senior Subordinated Notes which was in effect at September 30, 2003. The revised Note 24 "Financial Information for Subsidiary Guarantors and Non-Guarantors" displayed the aggregation of subsidiary guarantors and non-guarantors as delineated under the indenture governing the new 6 5/8% Senior Subordinated Notes which came into effect subsequent to September 30, 2003.

          The Registrant filed a Current Report on Form 8-K dated April 16, 2004 reporting under "Item 5. Other Events" a change in its reportable segments previously reported in the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2003. These new segments differ from those used in the previous fiscal year due to the absorption of the Global Professional group into the North America and International segments based on geography.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    THE SCOTTS COMPANY

    /s/ Christopher L. Nagel
    ------------------------
    Christopher L. Nagel
    Date: May 10, 2004
    Executive Vice  President and Chief  Financial Officer,
    (Principal Financial and Principal Accounting Officer)

                               THE SCOTTS COMPANY
                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED MARCH 27, 2004

                                INDEX TO EXHIBITS

EXHIBIT NO.                            DESCRIPTION                      LOCATION
-----------                            -----------                      --------
   31(a)          Rule 13a-14(a)/15d-14(a) Certification (Principal         *
                  Executive Officer)
   31(b)          Rule 13a-14(a)/15d-14(a) Certification (Principal         *
                  Financial Officer)
   32             Section 1350 Certification (Principal Executive           *
                  Officer and Principal Financial Officer)

------------------
* Filed herewith.
                                       42