Form 10-Q
period 2004-06-26
SCOTTS COMPANY
filed 2004-08-10
CIK 825542

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 26, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         ---------- TO ----------

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

                                    NO CHANGE
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

32,742,022                                          OUTSTANDING AT JULY 27, 2004
Common Shares, voting, no par value

================================================================================

                       THE SCOTTS COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                                                     PAGE NO.
                                                                                                                     --------
PART I. FINANCIAL INFORMATION:
Item 1.  Financial Statements (Unaudited)
          Condensed, Consolidated Statements of Operations - Three and nine month  periods ended June 26, 2004
           and  June 28, 2003.....................................................................................         3
          Condensed, Consolidated Statements of Cash Flows - Nine month  periods ended June 26, 2004 and June
           28, 2003...............................................................................................         4
          Condensed, Consolidated Balance Sheets - June 26, 2004,  June 28, 2003 and September 30, 2003...........         5
         Notes to Condensed, Consolidated Financial Statements....................................................         6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................        27
Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................................        38
Item 4.  Controls and Procedures..................................................................................        38
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings........................................................................................        40
Item 6.  Exhibits and Reports on Form 8-K.........................................................................        40
Signatures........................................................................................................        41
Index to Exhibits.................................................................................................        42

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               THE SCOTTS COMPANY
                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                            ----------------------       -----------------------
                                                                            JUNE 26,      JUNE 28,       JUNE 26,       JUNE 28,
                                                                              2004          2003           2004           2003
                                                                            --------      --------       --------       --------
 Net sales............................................................      $  773.7      $  710.0       $1,689.1       $1,567.0
 Cost of sales........................................................         465.6         428.6        1,041.0          985.3
 Restructuring and other charges......................................           0.2           0.6            0.9            5.7
                                                                            --------      --------       --------       --------
     Gross profit.....................................................         307.9         280.8          647.2          576.0
 Gross commission earned from marketing agreement.....................          30.4          23.6           45.7           34.8
 Costs associated with marketing agreement............................           7.0           7.1           21.2           21.3
                                                                            --------      --------       --------       --------
 Net commission from marketing agreement..............................          23.4          16.5           24.5           13.5
 Operating expenses:
   Advertising........................................................          41.7          38.1           89.8           81.7
   Selling, general and administrative................................          94.1          85.0          279.3          243.8
   Selling, general and administrative - lawn service business........          14.8          11.8           42.3           34.9
   Stock-based compensation...........................................           3.7           1.6            8.1            3.1
   Restructuring and other charges....................................           2.4           1.2            3.1            5.5
   Amortization of intangibles........................................           2.3           2.2            7.1            6.3
   Other income, net..................................................          (2.5)         (3.6)          (6.3)          (7.3)
                                                                            --------      --------       --------       --------
     Income from operations...........................................         174.8         161.0          248.3          221.5
 Interest expense.....................................................          12.7          18.2           38.1           53.4
 Costs related to refinancing.........................................           0.3            --           44.6             --
                                                                            --------      --------       --------       --------
     Income before income taxes.......................................         161.8         142.8          165.6          168.1
 Income taxes.........................................................          61.5          51.6           62.9           61.2
                                                                            --------      --------       --------       --------
     Net income.......................................................      $  100.3      $   91.2       $  102.7       $  106.9
                                                                            ========      ========       ========       ========
 BASIC EARNINGS PER COMMON SHARE:
 Weighted-average common shares outstanding during the period ........          32.5          31.1           32.2           30.7
 Basic earnings per common share......................................      $   3.09      $   2.93       $   3.19       $   3.48
 DILUTED EARNINGS PER COMMON SHARE:
 Weighted-average common shares outstanding during the period ........          33.3          32.4           33.2           32.1
 Diluted earnings per common share....................................      $   3.01      $   2.81       $   3.09       $   3.33

            See notes to condensed, consolidated financial statements

                               THE SCOTTS COMPANY
                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                                    NINE MONTHS ENDED
                                                                                                 ----------------------
                                                                                                  JUNE 26,     JUNE 28,
                                                                                                    2004         2003
                                                                                                 ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................................................     $   102.7    $   106.9
Adjustments to reconcile net income to net cash provided by operating activities:
  Costs related to refinancing..............................................................          44.6           --
  Stock-based compensation expense..........................................................           8.1          3.1
  Depreciation..............................................................................          33.8         28.7
  Amortization..............................................................................           9.6          8.8
  Deferred taxes............................................................................           1.1          3.0
  Changes in assets and liabilities, net of acquired businesses:
    Accounts receivable.....................................................................        (258.3)      (258.5)
    Inventories.............................................................................         (59.4)       (53.7)
    Prepaid and other current assets........................................................         (19.0)        (3.2)
    Accounts payable........................................................................          89.0        102.3
    Accrued taxes and liabilities...........................................................         103.9         99.1
    Restructuring reserves..................................................................          (0.6)        (7.1)
    Other assets............................................................................          (1.9)         3.5
    Other liabilities.......................................................................           5.7          0.5
  Other, net................................................................................         (15.3)         8.7
                                                                                                 ---------    ---------
     Net cash provided by operating activities..............................................          44.0         42.1
                                                                                                 ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property, plant and equipment...............................................         (16.4)       (40.8)
  Investment in acquired businesses, net of cash acquired...................................          (5.5)       (11.1)
  Payments on seller notes..................................................................          (9.7)       (31.6)
                                                                                                 ---------    ---------
     Net cash used in investing activities..................................................         (31.6)       (83.5)
                                                                                                 ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under revolving and bank lines of credit...................................           6.2         23.7
  Proceeds from issuance of term loans - New Credit Agreement...............................         500.0           --
  Repayment of term loans - new Credit Agreement............................................        (100.5)          --
  Repayment of term loans - former Credit Agreement.........................................        (326.5)       (43.2)
  Issuance of 6 5/8% Senior Subordinated Notes..............................................         200.0           --
  Redemption of 8 5/8% Senior Subordinated Notes............................................        (418.0)          --
  Financing fees............................................................................         (11.7)        (0.5)
  Cash received from the exercise of stock options..........................................          19.8         15.5
                                                                                                 ---------    ---------
    Net cash used in financing activities...................................................        (130.7)        (4.5)
  Effect of exchange rate changes on cash...................................................           1.5          2.8
                                                                                                 ---------    ---------
  Net decrease in cash......................................................................        (116.8)       (43.1)
  Cash and cash equivalents at beginning of period..........................................         155.9         99.7
                                                                                                 ---------    ---------
  Cash and cash equivalents at end of period................................................     $    39.1    $    56.6
                                                                                                 =========    =========

            See notes to condensed, consolidated financial statements

                               THE SCOTTS COMPANY
                     CONDENSED, CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                              JUNE 26,     JUNE 28,    SEPTEMBER 30,
                                                                                                2004         2003          2003
                                                                                             ----------   ----------   -------------
                        ASSETS
Current assets:
  Cash and cash equivalents..............................................................    $     39.1   $     56.6    $     155.9
  Accounts receivable, less allowances of $26.3, $26.5 and $20.0, respectively...........         548.8        521.1          290.5
  Inventories, net.......................................................................         335.5        323.3          276.1
  Current deferred tax asset.............................................................          60.6         77.7           56.9
  Prepaid and other assets...............................................................          52.2         40.3           33.2
                                                                                             ----------   ----------    -----------
    Total current assets.................................................................       1,036.2      1,019.0          812.6
Property, plant and equipment, net of accumulated depreciation of $296.5, $272.4 and
  $270.5, respectively...................................................................         323.0        341.4          338.2
Goodwill.................................................................................         421.3        393.4          406.5
Intangible assets, net...................................................................         430.1        425.8          429.0
Other assets.............................................................................          41.1         45.4           44.0
                                                                                             ----------   ----------    -----------
    Total assets.........................................................................    $  2,251.7   $  2,225.0    $   2,030.3
                                                                                             ==========   ==========    ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of debt................................................................    $     25.3   $     60.7    $      55.4
  Accounts payable.......................................................................         238.0        225.0          149.0
  Accrued liabilities....................................................................         273.4        253.6          234.3
  Accrued taxes..........................................................................          80.7         82.5            9.5
                                                                                             ----------   ----------    -----------
    Total current liabilities............................................................         617.4        621.8          448.2
Long-term debt...........................................................................         612.0        754.9          702.2
Other liabilities........................................................................         162.2        131.0          151.7
                                                                                             ----------   ----------    -----------
    Total liabilities....................................................................       1,391.6      1,507.7        1,302.1
Commitments and contingencies (notes 3 and 9)
Shareholders' equity:
   Common Shares, no par value per share, $.01 stated value per share, 32.6,
      31.6, and 32.0 shares issued, respectively.........................................           0.3          0.3            0.3
  Deferred compensation - stock awards...................................................         (16.1)       (10.0)          (8.3)
  Capital in excess of par value.........................................................         434.5        386.6          398.4
  Retained earnings......................................................................         501.3        401.7          398.6
  Treasury stock.........................................................................             -         (1.2)            --
  Accumulated other comprehensive expense................................................         (59.9)       (60.1)         (60.8)
                                                                                             ----------   ----------    -----------
    Total shareholders' equity...........................................................         860.1        717.3          728.2
                                                                                             ----------   ----------    -----------
    Total liabilities and shareholders' equity...........................................    $  2,251.7   $  2,225.0    $   2,030.3
                                                                                             ==========   ==========    ===========

            See notes to condensed, consolidated financial statements

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF OPERATIONS

      The Scotts Company and its subsidiaries (collectively "Scotts" or the "Company") are engaged in the manufacture, marketing and sale of lawn and garden care products. The Company's major customers include home improvement centers, mass merchandisers, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, commercial nurseries and greenhouses, and specialty crop growers. The Company's products are sold primarily in North America and the European Union. We also operate and franchise the Scotts LawnService(R) business which provides lawn and tree and shrub fertilization, insect control and other related services in the United States.

      ORGANIZATION AND BASIS OF PRESENTATION

      The Company's condensed, consolidated financial statements are unaudited; however, in the opinion of management, these financial statements are presented in accordance with accounting principles generally accepted in the United States of America. The condensed, consolidated financial statements include the accounts of The Scotts Company and all wholly-owned and majority-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. The Company's criteria for consolidating entities is based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the financial statements and accompanying notes in The Scotts Company's fiscal 2003 Annual Report on Form 10-K.

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

      Scotts LawnService(R) promotes its service offerings primarily through direct response mail campaigns. The external costs associated with these campaigns are deferred and recognized ratably as advertising expense in proportion to revenues over a period not in excess of one year. The costs deferred at June 26, 2004, June 28, 2003 and September 30, 2003 are $2.2 million, $2.0 million and $1.0 million, respectively.

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

      During the first quarter of fiscal 2004, the Company granted 44,000 options and 493,000 stock appreciation rights to officers and other key employees. In the second and third quarters of fiscal 2004, the Company granted 73,500 and 2,750 options, respectively, to members of the Company's Board of Directors. In the first nine months of fiscal 2003, the Company granted 447,500 options and 259,000 stock appreciation rights to officers, key employees and members of the Board of Directors. The exercise price for the option awards and the stated price for the stock appreciation right awards were determined by the closing price of the Company's common shares on the date of grant.

      The Black-Scholes value of options granted in fiscal 2002 was $10.7 million. The Black-Scholes value of all stock-based compensation grants awarded during all of fiscal 2003 and thus far in fiscal 2004 was $13.1 million and $14.1 million, respectively. Had compensation expense been recognized for stock-based compensation awards granted in periods prior to fiscal 2003 in accordance with the recognition provisions of SFAS No. 123, the Company would have recorded net income and net income per share as follows:

                                                                                FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                                                       ENDED                        ENDED
                                                                              -----------------------       ----------------------
                                                                              JUNE 26,       JUNE 28,       JUNE 26,      JUNE 28,
                                                                                2004           2003           2004          2003
                                                                              --------       --------       --------      --------
                                                                                                   ($ MILLIONS,
                                                                                              EXCEPT PER SHARE DATA)
Net income                                                                     $ 100.3        $  91.2        $ 102.7       $ 106.9
Stock-based compensation expense included in reported net income, net
  of tax                                                                           2.3            1.0            5.0           1.9
Total stock-based employee compensation expense determined under fair
  value based method for all awards, net of tax                                   (2.8)          (2.0)          (6.5)         (5.0)
                                                                               -------        -------        -------       -------
Net income as adjusted                                                         $  99.8        $  90.2        $ 101.2       $ 103.8
                                                                               =======        =======        =======       =======
Net income per share:
   Basic                                                                       $  3.09        $  2.93        $  3.19       $  3.48
   Diluted                                                                     $  3.01        $  2.81        $  3.09       $  3.33
Net income per share, as adjusted:
   Basic                                                                       $  3.07        $  2.90        $  3.14       $  3.38
   Diluted                                                                     $  3.00        $  2.78        $  3.05       $  3.23

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

      Management also assesses the recoverability of goodwill, tradenames and other intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its discounted future cash flows. Goodwill and unamortizable intangible assets are reviewed for impairment at least annually during the first fiscal quarter. If it is determined that an impairment of intangible assets has occurred, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds its estimated fair value. No impairment charges were recorded thus far during fiscal 2004 or during fiscal 2003.

      EARNINGS PER COMMON SHARE

      Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated including common stock equivalents pertaining to options, stock appreciation rights and warrants where the exercise price was less than the average market price of the common shares. These common stock equivalents equate to 0.9 million and 1.0 million common shares for the three and nine month periods ended June 26, 2004, respectively, and 1.2 million and 1.4 million common shares for the three and nine month periods ended June 28, 2003.

      Options to purchase 0.3 million shares for the nine month period ended June 28, 2003, were not included in the computation of diluted earnings per share. These options were excluded from the calculation because the exercise price was greater than the average market price of the common shares in the respective periods, and therefore, were anti-dilutive.

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

2. DETAIL OF INVENTORIES, NET

      Inventories, net of provisions for slow moving and obsolete inventory of $23.6 million, $24.3 million, and $22.0 million, respectively, consisted of:

                                              JUNE 26,      JUNE 28,     SEPTEMBER 30,
                                                2004          2003           2003
                                             ---------    ------------   -------------
                                                          ($ MILLIONS)
INVENTORIES, NET
Finished goods.......................        $  261.5      $  247.9       $   203.7
Raw materials........................            74.0          75.4            72.4
                                             --------      --------       ---------
Total................................        $  335.5      $  323.3       $   276.1
                                             ========      ========       =========

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

      The Company's conclusion is not free from challenge and, in fact, would likely be challenged if the Company were to terminate the agreement. If it were determined that, upon termination, the Company must pay any remaining deferred contribution amounts and related per annum charges, the resulting charge to earnings could have a material impact on the Company's results of operations and financial position. At June 26, 2004, contribution payments and related per annum charges of approximately $48.4 million had been deferred under the agreement. This amount is considered a contingent obligation and has not been reflected in the financial statements as of and for the period then ended.

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

4. RESTRUCTURING AND OTHER CHARGES

      FISCAL 2004 CHARGES

      During the three and nine month periods ended June 26, 2004, the Company recorded $2.6 million and $4.0 million of restructuring and other charges, respectively. Charges related to our North American distribution restructuring were classified as cost of sales in the amount of $0.9 million for the nine months ended June 26, 2004. Charges related to our International Profit Improvement Plan, the restructuring of our International management team and the restructuring of our Global Information Services group amounted to $3.1 million and are classified as selling, general and administrative costs for the nine months ended June 26, 2004.

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

                                                      SEPTEMBER 30,                               JUNE 26,
                                                          2003                                     2004
                                                         -------                                  -------
    DESCRIPTION             TYPE      CLASSIFICATION     BALANCE       PAYMENT     ACCRUAL        BALANCE
-------------------        -----      --------------     -------    ------------   -------        -------
                                                                    ($ MILLIONS)
Severance                  Cash       SG&A                $ 1.6        $ (0.6)     $  2.0          $  3.0
Facility exit costs        Cash       SG&A and COS          0.9          (1.5)        1.4             0.8
Other related costs        Cash       SG&A                  2.0          (2.4)        0.6             0.2
                                                          -----        ------      ------          ------
   Total cash                                             $ 4.5        $ (4.5)     $  4.0          $  4.0
                                                          =====        ======      ======          ======

5. LONG-TERM DEBT

                                                                                          JUNE 26,     JUNE 28,     SEPTEMBER 30,
                                                                                            2004         2003           2003
                                                                                         ----------  ------------   -------------
                                                                                                     ($ MILLIONS)
Former Credit Agreement:
 Revolving loans.....................................................................    $       --   $     37.0      $      --
 Term loans..........................................................................            --        344.2          326.5
New Credit Agreement:
 Revolving loans.....................................................................            --           --             --
 Term loans..........................................................................         399.5           --             --
Senior Subordinated Notes:
 8 5/8% Notes........................................................................            --        392.8          393.1
 6 5/8% Notes........................................................................         200.0           --             --
Notes due to sellers.................................................................          14.6         21.1           21.6
Foreign bank borrowings and term loans...............................................          14.7         10.1            6.3
Capital lease obligations and other..................................................           8.5         10.4           10.1
                                                                                         ----------   ----------      ---------
                                                                                              637.3        815.6          757.6
Less current portions................................................................          25.3         60.7           55.4
                                                                                         ----------   ----------      ---------
                                                                                         $    612.0   $    754.9      $   702.2
                                                                                         ==========   ==========      =========

      Future principle payments on our short and long-term debt are as follows:

Less than one year..........................................................................        $        25.3
One to three years..........................................................................                 18.5
Four to five years..........................................................................                  4.0
After five years............................................................................                589.5
                                                                                                    -------------
                                                                                                    $       637.3
                                                                                                    =============

      In October 2003, the Company substantially completed a refinancing of the former Credit Agreement ("Credit Agreement") and its $400 million 8 5/8% Senior Subordinated Notes ("8 5/8% Notes") in a series of transactions. On October 8, 2003, the Company issued $200 million of 6 5/8% Senior Subordinated Notes due November 15, 2013 ("6 5/8% Notes"). On October 21, 2003, $386.8 million of the outstanding 8 5/8% Notes were tendered at 106.05% per $1,000 Note. The Company redeemed the remaining $13.2 million of 8 5/8% Notes, that were not tendered, on the first call date of January 15, 2004 at 104.313% per $1,000 Note plus accrued interest. Finally, on October 22, 2003, the Company consummated a series of transactions which included the repayment of the term loans outstanding under the former Credit Agreement, the termination of the Credit Agreement, the execution of the Second Amended and Restated Credit Agreement ("New Credit Agreement"), and the borrowing of $500 million in the form of term loans under the New Credit Agreement. The cost recognized in fiscal 2004 on the extinguishment of the former Credit Agreement and retirement of the 8 5/8% Notes was $44.3 million, of which $19.4 million related to the write-off of deferred costs, $24.0 million related to premiums paid on the redemption of the 8 5/8% Notes and $0.9 million related to transaction fees.

      The New Credit Agreement was entered into with a syndicate of commercial banks and institutional lenders. The New Credit Agreement consists of a $700 million multi-currency revolving credit commitment and a $500 million term loan facility. Financial covenants consist of a minimum interest coverage ratio and a maximum leverage ratio. There also are negative covenants similar to those in the former Credit Agreement. All such covenants are less restrictive than those contained in the former Credit Agreement. Collateral for the borrowings under the New Credit Agreement consists of pledges by the Company and all of its domestic subsidiaries of substantially all of their personal, real and intellectual property assets. The Company and its subsidiaries also pledged a majority of the stock in foreign subsidiaries that borrow under the New Credit Agreement. At June 26, 2004, the Company is in compliance with all applicable covenants. Financing costs approximating $7.2 million incurred in conjunction with the New Credit Agreement have been deferred and are being amortized over the term of the New Credit Agreement.

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

      The $500 million term loan facility expires on September 30, 2010. Repayment of the term loan commenced on March 31, 2004 with minimum quarterly principal payments of $500,000 through June 30, 2010 followed by a balloon maturity on September 30, 2010. The term loans carry a variable interest rate based on prime or LIBOR at the Company's election (currently LIBOR) plus a spread. The Company entered into interest rate swap agreements with major financial institutions to effectively convert a portion of the variable rate term loans to a fixed rate. The notional amount and the terms of the swap agreements vary. At June 26, 2004, swap agreements with a total notional amount of $175 million were in effect. Under the terms of these swap agreements, the Company pays fixed rates ranging from 2.76% to 3.77%, plus a spread based on the pricing grid contained in the New Credit Agreement, and receives payments based on three-month LIBOR in return.

      The 6 5/8% Notes were issued in accordance with Rule 144A and Regulation S under the Securities Act of 1933. The 6 5/8% Notes were sold at par, pay interest semi-annually on May 15 and November 15, have a ten-year maturity with a five-year no-call provision, and are guaranteed by certain current and future domestic restricted subsidiaries of the Company (see Note 13). Such guarantees are unsecured senior subordinated obligations of the Company. The covenants contained in the 6 5/8% Notes indenture are less restrictive than those contained in the 8 5/8% Notes indenture. Financing costs approximating $4.5 million incurred with the issuance of the 6 5/8% Notes have been deferred and are being amortized over the term of the Notes. On May 7, 2004, the Company consummated the exchange of its 6 5/8% Notes for an equal principal amount of its 6 5/8% notes which have been registered under the Securities Act of 1933, as amended. The terms of the 6 5/8% notes issued in the exchange are substantially identical to the original 6 5/8% Notes, except that the original 6 5/8% Notes contain transfer restrictions and registration rights that the 6 5/8% notes issued in the exchange do not contain.

      On June 24, 2004, the Company repaid $100 million of the $499 million term loans then outstanding under the New Credit Agreement. As a result of the repayment, the amortization of approximately $0.3 million of deferred financing costs was accelerated.

6. STATEMENT OF COMPREHENSIVE INCOME

      The components of other comprehensive income and total comprehensive income for the three and nine month periods ended June 26, 2004 and June 28, 2003, are as follows:

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        ----------------------       -----------------------
                                                        JUNE 26,       JUNE 28,      JUNE 26,       JUNE 28,
                                                          2004           2003          2004           2003
                                                        --------       -------       --------       -------
Net income............................................  $ 100.3        $  91.2       $ 102.7        $ 106.9
Other comprehensive income (expense):
Change in valuation of derivative instruments.........      3.4            0.2           2.2            0.5
Foreign currency translation adjustments..............      0.2           (2.0)         (1.3)          (2.6)
                                                        -------        -------       -------        -------
Comprehensive income..................................  $ 103.9        $  89.4       $ 103.6        $ 104.8
                                                        =======        =======       =======        =======

7. RETIREMENT AND RETIREE MEDICAL PLANS COST INFORMATION

      The Financial Accounting Standards Board has revised Statement 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" to require disclosure of cost information in interim reports. The following summarizes the net periodic benefit cost for the various plans sponsored by the Company (in millions):

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        ----------------------       --------------------
                                                        JUNE 26,      JUNE 28,       JUNE 26,      JUNE 28,
                                                          2004          2003           2004          2003
                                                        --------      --------        -------      ------
Curtailed defined benefit plan.....................      $  0.8        $  0.7         $  2.4        $  2.2
International benefit plans........................         1.8           2.0            5.5           6.2
Retiree medical plan...............................         0.6           0.3            1.8           0.8

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

      At June 26, 2004, $6.9 million was accrued for the environmental site remediation and regulatory matters described herein. Most of the costs accrued as of the end of the current fiscal quarter are expected to be paid through fiscal 2007; however, payments could be made for a period thereafter.

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

      During the first nine months of fiscal 2004, we have expended approximately $2.4 million related to environmental matters, including a $1.1 million increase in our reserves recognized during the third quarter. We incurred approximately $1.5 million in environmental expenditures for all of fiscal 2003.

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

      On January 10, 2003, The Scotts Company filed a supplemental counterclaim against AgrEvo for breach of contract. The Scotts Company alleges that AgrEvo owes The Scotts Company for amounts that The Scotts Company overpaid to AgrEvo. The Scotts Company's counterclaim is now part of the underlying litigation. The parties have filed summary judgment and other dispositive motions. A trial date has been set for February 7, 2005.

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

      U.S. HORTICULTURAL SUPPLY, INC. (F/K/A E.C. GEIGER, INC.)

      On February 7, 2003, U.S. Horticultural Supply ("Geiger") filed suit against The Scotts Company in the U.S. District Court for the Eastern District of Pennsylvania. Geiger alleged claims of breach of contract, promissory estoppel, and a violation of federal antitrust laws, and seeks an unspecified amount of damages. Geiger's promissory estoppel claims have been dismissed. The parties have commenced discovery on the antitrust and breach of contract claims. No trial date has been set.

      On February 2, 2004, Geiger filed for bankruptcy protection pursuant to chapter 11 of title 11 of the United States Code. Geiger has filed an adversary proceeding as part of the bankruptcy alleging that The Scotts Company interfered with an agreement between Geiger and the purchaser of its operating assets and seeks damages in an unspecified amount.

      The Scotts Company believes that all of Geiger's claims are without merit and intends to vigorously defend against them. If the above action is determined adversely to The Scotts Company, the result could have a material adverse effect on The Scotts Company's results of operations, financial position and cash flows. Any potential exposure that The Scotts Company may face cannot be reasonably estimated. Therefore, no accrual has been established related to this matter.

      OTHER

      The Scotts Company has been named a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on The Scotts Company's historic use of vermiculite in certain of its products. The complaints in these cases are not specific about the plaintiffs' contacts with The Scotts Company or its products. The Scotts Company in each case is one of numerous defendants and none of the claims seeks damages from The Scotts Company alone. The Scotts Company is vigorously defending the cases and does not believe they will have a material adverse effect on The Scotts Company's results of operations, financial position or cash flows. It is not currently possible to reasonably estimate a probable loss, if any, associated with the cases and, accordingly, no accrual or reserves have been recorded in The Scotts Company's consolidated financial statements. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material adverse effect on The Scotts Company, its financial condition or its results of operations. The Scotts Company is reviewing agreements and policies that may provide insurance coverage or indemnity as to these claims and is pursuing coverage under some of these agreements, although there can be no assurance of the results of these efforts.

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

      In general, a VIE is a corporation, partnership, limited liability company, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

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

      The Company's Scotts Lawn Service business sells new franchise territories, primarily in small to mid-size markets, under arrangements where approximately one-third of the franchise fee is paid in cash with the balance due under a promissory note.

      The Company believes that it may be the primary beneficiary for certain of its franchisees initially, but ceases to be the primary beneficiary as the franchisees develop their businesses and the promissory notes are repaid. At June 26, 2004, the Company had approximately $3 million in notes receivable from franchisees. The effect of consolidating the entities where the Company may be the primary beneficiary for a limited period of time is not material to either the consolidated statement of operations or the consolidated balance sheet.

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

      On May 19, 2004, the FASB issued Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "FSP"). The FSP provides guidance on accounting for the effects of the Act. The Company will be required to apply the provisions of the FSP in the fourth quarter of this fiscal year. Any reduction in the accumulated benefit obligation under the Company's plan will be accounted for as an actuarial gain.

      The Company has evaluated the Act and believes it will be eligible for the federal subsidy. The final regulations necessary to affirm the Company's preliminary conclusions and to reasonably estimate the amount of the subsidy have not yet been issued.

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

                                                                         SCOTTS                              OTHER/
                                                  NORTH AMERICA      LAWNSERVICE(R)      INTERNATIONAL      CORPORATE       TOTAL
                                                  -------------      --------------      -------------      ---------       -----
                                                                    (IN MILLIONS, EXCEPT OPERATING PERCENTAGES)
Net sales:
  YTD 2004..................................        $ 1,247.6           $   84.8            $ 356.7          $    --      $ 1,689.1
  YTD 2003..................................          1,172.7               67.3              327.0               --        1,567.0
  Q3 2004...................................            587.0               50.0              136.7               --          773.7
  Q3 2003...................................            547.1               40.5              122.4               --          710.0

                                                                         SCOTTS                              OTHER/
                                                    NORTH AMERICA     LAWNSERVICE(R)      INTERNATIONAL      CORPORATE       TOTAL
                                                    -------------     --------------      -------------      ---------       -----
                                                                   (IN MILLIONS, EXCEPT OPERATING PERCENTAGES)
Operating income (loss):
  YTD 2004..................................        $   282.2           $   (6.0)           $  43.7          $ (64.5)     $   255.4
  YTD 2003..................................            253.5               (6.8)              37.3            (56.2)         227.8
  Q3 2004...................................            165.3               13.2               20.9            (22.3)         177.1
  Q3 2003...................................            154.8               10.4               16.4            (18.4)         163.2
Operating margin:
  YTD 2004..................................             22.6%              (7.1)%             12.3%              nm           15.1%
  YTD 2003..................................             21.6              (10.1)              11.4               nm           14.5
  Q3 2004...................................             28.2               26.4               15.3               nm           22.9
  Q3 2003...................................             28.3               25.7               13.4               nm           23.0
Goodwill:
  Q3 2004...................................        $   207.6           $   97.5            $ 116.2          $    --      $   421.3
  Q3 2003...................................            200.2               82.4              110.8               --          393.4
Total assets:
  Q3 2004...................................        $ 1,475.3           $  119.1            $ 547.4          $ 109.9      $ 2,251.7
  Q3 2003...................................          1,478.1              104.9              515.2            126.8        2,225.0
 nm Not meaningful.

      Operating income reported for Scotts' three reportable segments represents earnings before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. Accordingly, the corporate operating loss for the three and nine month periods ended June 26, 2004 and June 28, 2003 includes amortization of certain intangible assets, unallocated corporate general and administrative expenses, North America restructuring charges and certain "other" income (expense) items not allocated to the reportable segments.

      Goodwill reported as of June 26, 2004 is $421.3 million, an increase of $14.8 million from $406.5 million at September 30, 2003. The increases in both the North America and Scotts LawnService(R) reported segments were due to the purchasing of remaining minority interest shares in two majority-owned consolidated entities and the reclassification of an intangible asset to finalize a prior year acquisition, increasing goodwill by $10.3 million. The International segment was impacted by changes in foreign exchange rates, off-set by the reclassification of a prior purchase accounting reserve against goodwill, resulting in a net increase of $4.5 million to goodwill for the nine months ended June 26, 2004.

      Total assets reported for Scotts' reportable segments include the intangible assets for the acquired businesses within those segments. Corporate assets primarily include deferred financing and debt issuance costs, corporate intangible assets and deferred tax assets.

13. SUBSEQUENT EVENT

      On August 6, 2004, the Company signed a definitive agreement to acquire Smith & Hawken, Ltd., a specialty lawn and garden retailer, for approximately $72 million, including the assumption of $14 million of existing debt. The transaction, which is scheduled to close October 1, 2004 will be funded utilizing the Company's existing credit facility. Smith & Hawken, which is privately owned, reported revenue of approximately $138.5 million for the year ended January 31, 2004.

14. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

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

      The following unaudited information presents consolidated Statements of Operations for the three and nine month periods ended June 26, 2004 and June 28, 2003, Statements of Cash Flows for the nine month periods ended June 26, 2004 and June 28, 2003 and Balance Sheets as of June 26, 2004, June 28, 2003 and September 30, 2003. Separate unaudited financial statements of the individual guarantor subsidiaries have not been provided because management does not believe they would be meaningful to investors.

                               THE SCOTTS COMPANY
                             STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED JUNE 26, 2004 (IN MILLIONS)
                                   (UNAUDITED)

                                                                        SUBSIDIARY        NON-
                                                             PARENT     GUARANTORS     GUARANTORS     ELIMINATIONS      CONSOLIDATED
                                                             ------     ----------     ----------     ------------      ------------
Net sales...............................................    $  365.4     $  251.1       $  157.2         $                $  773.7
Cost of sales...........................................       242.6        126.6           96.4                             465.6
Restructuring and other charges.........................                                     0.2                               0.2
                                                            -------      -------        --------         -------          --------
Gross profit............................................       122.8        124.5           60.6               -             307.9
Gross commission earned from marketing agreement........        29.3                         1.1                              30.4
Costs associated with marketing agreement...............         7.0                                                           7.0
                                                            --------     -------         -------         -------          --------
  Net commission from marketing agreement...............        22.3           -             1.1               -              23.4
Operating expenses:
  Advertising...........................................        27.5          2.7           11.5                              41.7
  Selling, general and administrative...................        74.3         12.0           26.3                             112.6
  Restructuring and other charges.......................         2.4                                                           2.4
  Amortization of intangibles...........................         0.1          1.0            1.2                               2.3
Equity income in subsidiaries...........................       (77.5)                                       77.5                -
Intracompany allocations................................        (8.8)         1.8            7.0                                -
Other income, net.......................................        (0.5)        (1.1)          (0.9)                             (2.5)
                                                            --------     --------       --------         -------          --------
Income (loss) from operations...........................       127.6        108.1           16.6           (77.5)            174.8
Interest expense........................................        13.6         (4.3)           3.4                              12.7
Costs related to refinancing............................         0.3                                                           0.3
                                                            --------     -------        -------          -------          --------
Income (loss) before income taxes.......................       113.7        112.4           13.2           (77.5)            161.8
Income tax expense......................................        13.4         43.0            5.1                              61.5
                                                            --------     --------       --------         -------          --------
Net income (loss).......................................    $  100.3     $   69.4       $    8.1         $ (77.5)         $  100.3
                                                            ========     ========       ========         =======          ========

                               THE SCOTTS COMPANY
                             STATEMENT OF OPERATIONS
              FOR THE NINE MONTHS ENDED JUNE 26, 2004 (IN MILLIONS)
                                   (UNAUDITED)

                                                                        SUBSIDIARY        NON-
                                                             PARENT     GUARANTORS     GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                             ------     ----------     ----------     ------------     ------------
Net sales...............................................    $  844.7     $  448.0       $  396.4         $               $ 1,689.1
Cost of sales...........................................       537.0        262.6          241.4                           1,041.0
Restructuring and other charges.........................         0.4                         0.5                               0.9
                                                            --------     --------       --------         -------         ---------
Gross profit............................................       307.3        185.4          154.5               -             647.2
Gross commission earned from marketing agreement........        42.6                         3.1                              45.7
Costs associated with marketing agreement...............        21.2                                                          21.2
                                                            --------     --------       --------         -------         ---------
  Net commission from marketing agreement...............        21.4           -             3.1               -              24.5
Operating expenses:
  Advertising...........................................        60.1          4.9           24.8                              89.8
  Selling, general and administrative...................       211.5         36.4           81.8                             329.7
  Restructuring and other charges.......................         2.4          0.1            0.6                               3.1
  Amortization of intangibles...........................         0.3          3.2            3.6                               7.1
Equity income in subsidiaries...........................      (103.2)                                      103.2                 -
Intracompany allocations................................       (21.2)         3.8           17.4                                 -
Other income, net.......................................        (1.1)        (2.4)          (2.8)                             (6.3)
                                                            --------     --------       --------         -------         ---------
Income (loss) from operations...........................       179.9        139.4           32.2          (103.2)            248.3
Interest expense........................................        33.7         (4.3)           8.7                              38.1
Costs related to refinancing............................        44.6                                                          44.6
                                                            --------     --------       --------         -------         ---------
Income (loss) before income taxes.......................       101.6        143.7           23.5          (103.2)            165.6
Income tax expense (benefit)............................        (1.1)        55.0            9.0                              62.9
                                                            --------     --------       --------         -------         ---------
Net income (loss).......................................    $  102.7     $   88.7       $   14.5         $(103.2)        $   102.7
                                                            ========     ========       ========         =======         =========

                               THE SCOTTS COMPANY
                             STATEMENT OF CASH FLOWS
           FOR THE NINE MONTH PERIOD ENDED JUNE 26, 2004 (IN MILLIONS)
                                   (UNAUDITED)

                                                                        SUBSIDIARY        NON-
                                                             PARENT     GUARANTORS     GUARANTORS     ELIMINATIONS      CONSOLIDATED
                                                             ------     ----------     ----------     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).......................................   $   102.7     $   88.7       $   14.5         $(103.2)         $  102.7
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Costs related to refinancing..........................        44.6                                                          44.6
  Stock-based compensation expense......................         8.1                                                           8.1
  Depreciation..........................................        19.8          8.6            5.4                              33.8
  Amortization..........................................         2.7          3.6            3.3                               9.6
  Deferred taxes........................................         1.1                                                           1.1
  Equity (income) loss in subsidiaries..................      (103.2)                                      103.2                 -
Net change in certain components of working capital.....      (123.2)       (27.0)           5.8                            (144.4)
Net changes in other assets and liabilities and other
  adjustments...........................................       (17.5)        (0.4)           6.4                             (11.5)
                                                           ---------     --------       --------         -------          --------
Net cash provided by (used in) operating activities.....       (64.9)        73.5           35.4               -              44.0
                                                           ---------     --------       --------         -------          --------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant and equipment.............        (3.8)        (6.5)          (6.1)                            (16.4)
Investment in acquired businesses, net of cash acquired.        (0.4)        (1.9)          (3.2)                             (5.5)
Payments on seller notes................................        (2.0)        (7.7)                                            (9.7)
                                                           ---------     --------       --------         -------          --------
Net cash used in investing activities...................        (6.2)       (16.1)          (9.3)              -             (31.6)
                                                           ---------     --------       --------         -------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving and bank lines of credit.                                     6.2                               6.2
Gross borrowings under term loans.......................       500.0                                                         500.0
Gross repayments under term loans.......................      (427.0)                                                       (427.0)
Issuance of 6 5/8% Notes................................       200.0                                                         200.0
Redemption of 8 5/8% Notes..............................      (418.0)                                                       (418.0)
Financing fees..........................................       (11.7)                                                        (11.7)
Cash received from the exercise of stock options........        19.8                                                          19.8
Intracompany financing..................................        92.0        (57.7)         (34.3)                                -
                                                           ---------     --------       --------         -------          --------
Net cash provided by financing activities...............       (44.9)       (57.7)         (28.1)              -            (130.7)
Effect of exchange rate changes on cash.................                                     1.5                               1.5
                                                           ---------     --------       --------         -------          --------
Net increase (decrease) in cash.........................      (116.0)        (0.3)          (0.5)              -            (116.8)
Cash and cash equivalents, beginning of period .........       132.1          1.2           22.6                             155.9
                                                           ---------     --------       --------         -------          --------
Cash and cash equivalents, end of period................   $    16.1     $    0.9       $   22.1         $     -          $   39.1
                                                           =========     ========       ========         =======          ========

                               THE SCOTTS COMPANY
                                  BALANCE SHEET
                        AS OF JUNE 26, 2004 (IN MILLIONS)
                                   (UNAUDITED)

                                                                        SUBSIDIARY        NON-
                                                            PARENT      GUARANTORS     GUARANTORS     ELIMINATIONS      CONSOLIDATED
                                                            ------      ----------     ----------     ------------      ------------
            ASSETS
Current assets:
  Cash and cash equivalents............................   $     16.1    $      0.9      $   22.1        $                $     39.1
  Accounts receivable, net.............................        182.3         183.6         182.9                              548.8
  Inventories, net.....................................        186.3          50.8          98.4                              335.5
  Current deferred tax asset...........................         58.8           0.4           1.4                               60.6
  Prepaid and other assets.............................         28.8           6.0          17.4                               52.2
                                                          ----------    ----------      --------        ---------        ----------
   Total current assets................................        472.3         241.7         322.2                -           1,036.2
Property, plant and equipment, net.....................        191.6          88.2          43.2                              323.0
Goodwill...............................................         21.5         274.2         125.6                              421.3
Intangible assets, net.................................          4.9         279.6         145.6                              430.1
Other assets...........................................         41.4           1.4          (1.7)                              41.1
Investment in affiliates...............................      1,146.3                                     (1,146.3)                -
Intracompany assets....................................         65.5         301.4                         (366.9)                -
                                                          ----------    ----------      --------        ---------        ----------
   Total assets........................................   $  1,943.5    $  1,186.5      $  634.9        $(1,513.2)       $  2,251.7
                                                          ==========    ==========      ========        =========        ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of debt..............................   $      3.0    $      7.4      $   14.9        $                $     25.3
  Accounts payable.....................................        120.9          33.5          83.6                              238.0
  Accrued liabilities..................................        128.5          38.1         106.8                              273.4
  Accrued taxes........................................         79.5           2.5          (1.3)                              80.7
                                                          ----------    ----------      --------        ---------        ----------
   Total current liabilities...........................        331.9          81.5         204.0                              617.4
Long-term debt.........................................        607.6           4.2           0.2                              612.0
Other liabilities......................................        143.9           0.7          17.6                              162.2
Intracompany liabilities...............................                                    366.9           (366.9)                -
                                                          ----------    ----------      --------        ---------        ----------
   Total liabilities...................................      1,083.4          86.4         588.7           (366.9)          1,391.6
                                                          ----------    ----------      --------        ---------        ----------
Shareholders' equity:

  Investment from parent...............................                      498.5          55.6           (554.1)               -
  Common shares, no par value per share, $.01 stated
   value per share.....................................          0.3                                                            0.3
  Deferred compensation - stock awards.................        (16.1)                                                         (16.1)
  Capital in excess of par value.......................        434.5                                                          434.5
  Retained earnings....................................        501.3         603.4          17.4           (620.8)            501.3
  Accumulated other comprehensive income (loss)........        (59.9)         (1.8)        (26.8)            28.6             (59.9)
                                                          ----------    ----------      --------        ---------        ----------
   Total shareholders' equity..........................        860.1       1,100.1          46.2         (1,146.3)            860.1
                                                          ----------    ----------      --------        ---------        ----------
   Total liabilities and shareholders' equity..........   $  1,943.5    $  1,186.5      $  634.9        $(1,513.2)       $  2,251.7
                                                          ==========    ==========      ========        =========        ==========

                               THE SCOTTS COMPANY
                             STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED JUNE 28, 2003 (IN MILLIONS)
                                   (UNAUDITED)

                                                                        SUBSIDIARY        NON-
                                                             PARENT     GUARANTORS     GUARANTORS     ELIMINATIONS      CONSOLIDATED
                                                             ------     ----------     ----------     ------------      ------------
Net sales...............................................    $  344.6     $  226.8       $  138.6         $                $  710.0
Cost of sales...........................................       217.7        122.6           88.3                             428.6
Restructuring and other charges.........................         0.3                         0.3                               0.6
                                                            --------     -------        --------         -------          --------
Gross profit............................................       126.6        104.2           50.0               -             280.8
Gross commission earned from marketing agreement........        22.6                         1.0                              23.6
Costs associated with marketing agreement...............         7.1                                                           7.1
                                                            --------     -------        --------         -------          --------
  Net commission from marketing agreement...............        15.5           -             1.0               -              16.5
Operating expenses:

  Advertising...........................................        27.5          3.0            7.6                              38.1
  Selling, general and administrative...................        62.7         11.7           24.0                              98.4
  Restructuring and other charges.......................         0.9          0.1            0.2                               1.2
  Amortization of intangibles...........................         0.1          1.0            1.1                               2.2
Equity income in subsidiaries...........................       (65.2)                                       65.2                -
Intracompany allocations................................        (3.5)         1.0            2.5                                -
Other income, net.......................................        (1.0)        (1.5)          (1.1)                             (3.6)
                                                            --------     --------       --------         -------          --------
Income (loss) from operations...........................       120.6         88.9           16.7           (65.2)            161.0
Interest expense........................................        17.8         (3.9)           4.3                              18.2
                                                            --------     --------       --------         -------          --------
Income (loss) before income taxes.......................       102.8         92.8           12.4           (65.2)            142.8
Income tax expense......................................        11.6         35.2            4.8                              51.6
                                                            --------     --------       --------         -------          --------
Net income (loss).......................................    $   91.2     $   57.6       $    7.6         $ (65.2)         $   91.2
                                                            ========     ========       ========         =======          ========

                               THE SCOTTS COMPANY
                             STATEMENT OF OPERATIONS
              FOR THE NINE MONTHS ENDED JUNE 28, 2003 (IN MILLIONS)
                                   (UNAUDITED)

                                                                        SUBSIDIARY        NON-
                                                             PARENT     GUARANTORS     GUARANTORS     ELIMINATIONS      CONSOLIDATED
                                                             ------     ----------     ----------     ------------      ------------
Net sales...............................................    $  794.5     $  415.5       $  357.0         $               $ 1,567.0
Cost of sales...........................................       504.7        253.9          226.7                             985.3
Restructuring and other charges.........................         5.0                         0.7                               5.7
                                                            --------     --------       --------         -------         ---------
Gross profit............................................       284.8        161.6          129.6               -             576.0
Gross commission earned from marketing agreement........        32.6                         2.2                              34.8
Costs associated with marketing agreement...............        21.3                                                          21.3
                                                            --------     --------       --------         -------         ---------
  Net commission from marketing agreement...............        11.3           -             2.2               -              13.5
Operating expenses:

  Advertising...........................................        57.9          4.8           19.0                              81.7
  Selling, general and administrative...................       176.0         35.1           70.7                             281.8
  Restructuring and other charges.......................         2.4          0.3            2.8                               5.5
  Amortization of intangibles...........................         0.3          2.9            3.1                               6.3
Equity income in subsidiaries...........................       (90.4)                                       90.4                -
Intracompany allocations................................       (14.4)         5.7            8.7                                -
Other income, net.......................................        (1.4)        (3.3)          (2.6)                             (7.3)
                                                            --------     --------       --------         -------         ---------
Income (loss) from operations...........................       165.7        116.1           30.1           (90.4)            221.5
Interest expense........................................        53.0        (11.6)          12.0                              53.4
                                                            --------     --------       --------         -------         ---------
Income (loss) before income taxes.......................       112.7        127.7           18.1           (90.4)            168.1
Income tax expense (benefit)............................         5.8         48.5            6.9                              61.2
                                                            --------     --------       --------         -------         ---------
Net income (loss).......................................    $  106.9     $   79.2       $   11.2         $ (90.4)        $   106.9
                                                            ========     ========       ========         =======         =========

                               THE SCOTTS COMPANY
                             STATEMENT OF CASH FLOWS
           FOR THE NINE MONTH PERIOD ENDED JUNE 28, 2003 (IN MILLIONS)
                                   (UNAUDITED)

                                                                          SUBSIDIARY      NON-
                                                                PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS     CONSOLIDATED
                                                                ------    ----------   ----------   ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)........................................     $   106.9    $   79.2     $   11.2     $    (90.4)      $  106.9
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Stock-based compensation expense.......................           3.1                                                    3.1
  Depreciation...........................................          18.1         7.4          3.2                          28.7
  Amortization...........................................           2.8         2.9          3.1                           8.8
  Deferred taxes.........................................           3.0                                                    3.0
  Equity (income) loss in non-guarantors.................         (90.4)                                   90.4              -
Net change in certain components of working capital......         (62.3)      (43.7)       (15.1)                       (121.1)
Net changes in other assets and liabilities and other
  adjustments............................................          12.8        23.2        (23.3)                         12.7
                                                              ---------    --------     --------     ----------       --------
Net cash provided by (used in) operating activities......          (6.0)       69.0        (20.9)             -           42.1
                                                              ---------    --------     --------     ----------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant and equipment..............         (17.6)      (17.7)        (5.5)                        (40.8)
Investment in acquired businesses, net of cash acquired..          (1.0)      (10.1)                                     (11.1)
Payments on seller notes.................................          (7.7)       (9.3)       (14.6)                        (31.6)
                                                              ---------    --------     --------     ----------       --------
Net cash used in investing activities....................         (26.3)      (37.1)       (20.1)             -          (83.5)
                                                              ---------    --------     --------     ----------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving and bank lines of credit..                                   23.7                          23.7
Gross repayments under term loans........................         (17.5)                   (25.7)                        (43.2)
Financing fees...........................................          (0.5)                                                  (0.5)
Cash received from the exercise of stock options.........          15.5                                                   15.5
Intracompany financing...................................          18.9       (32.7)        13.8                             -
                                                              ---------    --------     --------     ----------       --------
Net cash provided by financing activities................          16.4       (32.7)        11.8              -           (4.5)
Effect of exchange rate changes on cash..................                                    2.8                           2.8
                                                              ---------    --------     --------     ----------       --------
Net increase (decrease) in cash..........................         (15.9)       (0.8)       (26.4)             -          (43.1)
Cash and cash equivalents, beginning of period...........          54.7         2.0         43.0                          99.7
                                                              ---------    --------     --------     ----------       --------
Cash and cash equivalents, end of period.................     $    38.8    $    1.2     $   16.6     $        -       $   56.6
                                                              =========    ========     ========     ==========       ========

                               THE SCOTTS COMPANY
                                  BALANCE SHEET
                        AS OF JUNE 28, 2003 (IN MILLIONS)
                                   (UNAUDITED)

                                                                        SUBSIDIARY        NON-
                                                            PARENT      GUARANTORS     GUARANTORS     ELIMINATIONS      CONSOLIDATED
                                                            ------      ----------     ----------     ------------      ------------
           ASSETS
Current assets:
  Cash and cash equivalents............................   $     38.8    $      1.2      $   16.6        $                $     56.6
  Accounts receivable, net.............................        194.7         152.3         174.1                              521.1
  Inventories, net.....................................        189.6          47.8          85.9                              323.3
  Current deferred tax asset...........................         77.4           0.4          (0.1)                              77.7
  Prepaid and other assets.............................         21.6           5.2          13.5                               40.3
                                                          ----------    ----------      --------        ---------        ----------
    Total current assets...............................        522.1         206.9         290.0                -           1,019.0
Property, plant and equipment, net.....................        212.3          92.0          37.1                              341.4
Goodwill...............................................         17.3         285.2          90.9                              393.4
Intangible assets, net.................................          4.6         281.1         140.1                              425.8
Other assets...........................................         45.0           2.7          (2.3)                              45.4
Investment in affiliates...............................      1,029.6                                     (1,029.6)              -
Intracompany assets....................................                      206.5                         (206.5)              -
                                                          ----------    ----------      --------        ---------        ----------
    Total assets.......................................   $  1,830.9    $  1,074.4      $  555.8        $(1,236.1)       $  2,225.0
                                                          ==========    ==========      ========        =========        ==========
    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of debt..............................   $     42.1    $      8.4      $   10.2        $                $     60.7
  Accounts payable.....................................        107.6          34.1          83.3                              225.0
  Accrued liabilities..................................        123.7          35.2          94.7                              253.6
  Accrued taxes........................................         74.8           2.7           5.0                               82.5
                                                          ----------    ----------      --------        ---------        ----------
    Total current liabilities..........................        348.2          80.4         193.2                -             621.8
Long-term debt.........................................        604.8           6.8         143.3                              754.9
Other liabilities......................................        114.2                        16.8                              131.0
Intracompany liabilities...............................         46.4                       160.1           (206.5)              -
                                                          ----------    ----------      --------        ---------        ----------
   Total liabilities...................................      1,113.6          87.2         513.4           (206.5)          1,507.7
                                                          ----------    ----------      --------        ---------        ----------
Shareholders' equity:
  Investment from parent...............................                      495.9          52.4           (548.3)
  Common shares, no par value per share, $.01 stated
   value per share.....................................          0.3                                                            0.3
  Deferred compensation - stock awards.................        (10.0)                                                         (10.0)
  Capital in excess of par value.......................        386.6                                                          386.6
  Retained earnings....................................        401.7         493.1          14.8           (507.9)            401.7
  Treasury stock.......................................         (1.2)                                                          (1.2)
  Accumulated other comprehensive income (loss)........        (60.1)         (1.8)        (24.8)            26.6             (60.1)
                                                          ----------    ----------      --------        ---------        ----------
   Total shareholders' equity..........................        717.3         987.2          42.4         (1,029.6)            717.3
                                                          ----------    ----------      --------        ---------        ----------
   Total liabilities and shareholders' equity..........   $  1,830.9    $  1,074.4      $  555.8        $(1,236.1)       $  2,225.0
                                                          ==========    ==========      ========        =========        ==========

                               THE SCOTTS COMPANY
                                  BALANCE SHEET
                            AS OF SEPTEMBER 30, 2003
                                  (IN MILLIONS)

                                                                       SUBSIDIARY         NON-
                                                           PARENT      GUARANTORS      GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                                           ------      ----------      ----------     ------------    ------------
          ASSETS
Current Assets:
   Cash and cash equivalents                             $    132.1     $      1.2      $   22.6        $              $    155.9
   Accounts receivable, net                                   103.3           99.8          87.4                            290.5
   Inventories, net                                           143.6           50.4          82.1                            276.1
  Current deferred tax asset                                   56.8            0.4          (0.3)                            56.9
  Prepaid and other assets                                     16.2            3.2          13.8                             33.2
                                                         ----------     ----------      --------        ---------      ----------
    Total current assets                                      452.0          155.0         205.6               --           812.6
Property, plant and equipment, net                            206.8           90.6          40.8                            338.2
Goodwill                                                       20.5          294.3          91.7                            406.5
Intangible assets, net                                          5.8          281.8         141.4                            429.0
Other assets                                                   44.8            1.5          (2.3)                            44.0
Investment in affiliates                                    1,066.3                                      (1,066.3)
Intracompany assets                                                          275.2                         (275.2)
                                                         ----------     ----------      --------        ---------      ----------
    Total assets                                         $  1,796.2     $  1,098.4      $  477.2        $(1,341.5)     $  2,030.3
                                                         ==========     ==========      ========        =========      ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of debt                                $     38.9     $      9.9      $    6.6        $              $     55.4
   Accounts payable                                            70.0           27.0          52.0                            149.0
   Accrued liabilities                                        111.4           25.8          97.1                            234.3
   Accrued taxes                                                7.6            2.3          (0.4)                             9.5
                                                         ----------     ----------      --------        ---------      ----------
    Total current liabilities                                 227.9           65.0         155.3               --           448.2
Long-term debt                                                603.8            9.7          88.7                            702.2
Other liabilities                                             137.2                         14.5                            151.7
Intracompany liabilities                                       99.1                        176.1           (275.2)
                                                         ----------     ----------      --------        ---------      ----------
    Total liabilities                                       1,068.0           74.7         434.6           (275.2)        1,302.1
                                                         ----------     ----------      --------        ---------      ----------
Shareholders' Equity:
   Investment from parent                                                    510.7          65.3           (576.0)
   Common shares, no par value per share, $.01 stated
    value per share, 32.0 shares issued in 2003                 0.3                                                           0.3
   Deferred compensation - stock awards                        (8.3)                                                         (8.3)
   Capital in excess of stated value                          398.4                                                         398.4
  Retained earnings                                           398.6          514.8           2.8           (517.6)          398.6
   Accumulated other comprehensive income (loss)              (60.8)          (1.8)        (25.5)            27.3           (60.8)
                                                         ----------     ----------      --------        ---------      ----------
    Total shareholders' equity                                728.2        1,023.7          42.6         (1,066.3)          728.2
                                                         ----------     ----------      --------        ---------      ----------
    Total liabilities and  shareholders' equity          $  1,796.2     $  1,098.4      $  477.2        $(1,341.5)     $  2,030.3
                                                         ==========     ==========      ========        =========      ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Scotts is a leading manufacturer and marketer of consumer branded products for lawn and garden care and professional horticulture in the United States and Europe. We also have a presence in Canada, Australia, the Far East, Latin America and South America. Also, in the United States, we operate and franchise the second largest residential lawn service business, Scotts LawnService(R). In fiscal 2004, our operations are divided into three reportable segments: North America, Scotts LawnService(R) and International.

      As a leading consumer branded lawn and garden company, we focus our consumer marketing efforts, including advertising and consumer research, on creating consumer demand to pull products through retail distribution channels. In the past three years, we have spent approximately 5% of our net sales annually on media advertising to support and promote our products and brands. We have applied this consumer marketing focus for the past several years, and we believe that Scotts receives a significant return on these marketing expenditures. We expect that we will continue to focus our marketing efforts toward the consumer and make additional investments in consumer marketing expenditures in the future to continue to drive category growth and increased market share. In fiscal 2004, we have increased advertising spending as we deliver a new media message for the Ortho(R) line, increased our advertising on selected brands in Europe and continue to have the largest share of voice in our lawn and garden categories in North America.

      Our sales are susceptible to global weather conditions. For instance, periods of wet weather like we experienced in the spring of 2003 in the United States adversely impacted fertilizer sales, but increased demand for certain pesticide products. We believe that our past acquisitions have somewhat diversified both our product line risk and geographic risk to weather conditions.

      Historically, the majority of our shipments to retailers have occurred in the second and third fiscal quarters. However, over the past three years, retailers have reduced their pre-season inventories by relying on vendors to deliver products "in season" when consumers seek to buy our products. This change in retailer purchasing patterns and the increasing importance of Scotts LawnService(R) revenues have caused a sales shift from our second fiscal quarter to the third and fourth fiscal quarters. Fiscal 2003 net sales by quarter were 9.5%, 35.4%, 37.2%, and 17.9%, respectively. Concurrent with this sales shift, and because of the expansion of Scotts LawnService(R), the Company has experienced a shift in profitability from the second to third and fourth fiscal quarters, with the third fiscal quarter now more profitable than the second fiscal quarter. Results for the Company's fourth fiscal quarter, historically a loss making quarter, improved substantially in fiscal 2003 as the quarter became profitable. We expect the trend towards stronger fourth fiscal quarter sales and profits to continue in fiscal 2004.

      In fiscal 2002, we announced the International Profit Improvement Plan to improve the operations and profitability of our European-based consumer and professional businesses. We have expended approximately $35 million through June 26, 2004, of which approximately 25% has been capital expenditures, primarily technology related. The remaining 75% of the total spending relates to the reorganization and rationalization of our European supply chain, increased sales force productivity and a shift to Pan-European category management of our product portfolio. By the end of fiscal 2005, we anticipate a cumulative total of $45 million to $55 million will have been spent on various projects related to this plan. Under the plan, profitability has improved, but the International business continues to perform below expectations. As such, we are aggressively exploring all options for this business.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with our Condensed, Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. Our Annual Report on Form 10-K for the fiscal year ended September 30, 2003 includes additional information about the Company, our operations and our financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

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

- As described more fully in the notes to the Consolidated Financial Statements for the fiscal year ended September 30, 2003, and in the notes to the unaudited, Condensed, Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we are involved in significant environmental and legal matters which have a high degree of uncertainty associated with them. We continually assess the likely outcomes of these matters and the adequacy of amounts, if any, provided for these matters. There can be no assurance that the ultimate outcomes will not differ materially from our assessment of them. There can also be no assurance that all matters that may be brought against us or that we may bring against other parties are known to us at any point in time.

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

- We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. Valuation allowances are used to reduce deferred tax assets to the balance that is more likely than not to be realized. We must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowance. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and statement of operations reflect the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to this valuation allowance. The Company uses an estimate of its annual effective tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end.

RESULTS OF OPERATIONS

      The following table sets forth net sales by business segment for the three and nine month periods ended June 26, 2004 and June 28, 2003:

                                                                                    FOR THE                         FOR THE
                                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                              -----------------------       -----------------------
                                                                              JUNE 26,       JUNE 28,       JUNE 26,       JUNE 28,
                                                                                2004           2003           2004           2003
                                                                              --------       --------       --------       --------
                                                                                                  (UNAUDITED)
                                                                                                  ($ MILLIONS)
North America...........................................................      $  587.0       $  547.1       $1,247.6       $1,172.7
Scotts LawnService (R) .................................................          50.0           40.5           84.8           67.3
International...........................................................         136.7          122.4          356.7          327.0
                                                                              --------       --------       --------       --------
  Consolidated..........................................................      $  773.7       $  710.0       $1,689.1       $1,567.0
                                                                              ========       ========       ========       ========

      The following table sets forth the components of income and expense as a percentage of net sales for the three and nine month periods ended June 26, 2004 and June 28, 2003:

                                                                                     FOR THE                        FOR THE
                                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                            -----------------------        ------------------------
                                                                            JUNE 26,       JUNE 28,        JUNE 26,        JUNE 28,
                                                                              2004           2003            2004            2003
                                                                            --------       --------        --------        --------
                                                                                                 (UNAUDITED)
Net sales...........................................................          100.0%         100.0%          100.0%          100.0%
Cost of sales.......................................................           60.2           60.4            61.6            62.9
Restructuring and other charges.....................................              -            0.1             0.1             0.3
                                                                              -----          -----           -----           -----
Gross profit........................................................           39.8           39.5            38.3            36.8
Net commission (expense) from marketing agreement...................            3.0            2.3             1.4             0.9
Operating expenses:
  Advertising.......................................................            5.4            5.3             5.3             5.2
  Selling, general and administrative...............................           12.2           12.0            16.5            15.6
  Selling, general and administrative - lawn service business.......            1.9            1.6             2.5             2.2
  Stock-based compensation..........................................            0.4            0.2             0.5             0.2
  Restructuring and other charges...................................            0.3            0.2             0.2             0.4
  Amortization of intangibles.......................................            0.3            0.3             0.4             0.4
  Other expense (income), net.......................................           (0.3)          (0.5)           (0.4)           (0.4)
                                                                              -----          -----           -----           -----
Income from operations..............................................           22.6           22.7            14.7            14.1
Interest expense....................................................            1.6            2.6             2.3             3.4
Costs related to refinancing........................................            0.1              -             2.6               -
                                                                              -----          -----           -----           -----
Income before income taxes..........................................           20.9           20.1             9.8            10.7
Income tax expense..................................................            7.9            7.3             3.7             3.9
                                                                              -----          -----           -----           -----
Net income..........................................................           13.0%          12.8%            6.1%            6.8%
                                                                              =====          =====           =====           =====

THREE MONTHS ENDED JUNE 26, 2004 COMPARED TO THREE MONTHS ENDED JUNE 28, 2003

      Net sales for the three months ended June 26, 2004 were $773.7 million, an increase of 9.0% from net sales of $710.0 million for the three months ended June 28, 2003. Excluding the effect of exchange rates, sales for the third quarter of fiscal 2004 were $764.2 million, or 7.6% above the third quarter of fiscal 2003. Price increases are not material to the discussion of net sales in total or by reportable segment for either fiscal period presented.

      The North America segment net sales were $587.0 million in the third quarter of fiscal 2004, an increase of 7.3% from net sales of $547.1 million for the third quarter of fiscal 2003. This increase was driven primarily by higher sales within our Ortho(R) and Growing Media groups primarily as a result of increased listings at our top three retail accounts.

      Scotts LawnService(R) revenues increased 23.5% from $40.5 million in the third quarter of fiscal 2003 to $50.0 million in the third quarter of fiscal 2004. The majority of the increase was due to higher customer counts from organic growth from improved customer retention and new customer sign ups from our Spring marketing campaign. Part of the growth, approximately one-fourth, was from acquisitions completed in the second half of fiscal 2003. Scotts LawnService(R) did not acquire any lawn service businesses in fiscal 2004.

      Net sales for the International segment in the third quarter of fiscal 2004 were $136.7 million, an increase of $14.3 million, or 11.7%, versus the third quarter of fiscal 2003. Excluding the effect of exchange rates, net sales increased by 4.3%. This increase in net sales was primarily due to higher sales in the U.K. occurring in the third quarter due to additional listings at some key accounts and to a shift in customer orders that were deferred from the second to third fiscal quarter due to weather related delays to the start of the lawn and garden season. On a comparative basis, third quarter fiscal 2004 net sales were negatively impacted by our strategic decision to exit a very low gross margin line within our professional business.

      Gross profit was $307.9 million in the third quarter of fiscal 2004, an increase of $27.1 million from gross profit of $280.8 million in the third quarter of fiscal 2003. As a percentage of net sales, gross profit was 39.8% of net sales in the third quarter of fiscal 2004 compared to 39.5% in the third quarter of fiscal 2003. The International segment was responsible for this increase as margins improved due to the exit of the low margin professional line described above. North America experienced a favorable sales mix in the third quarter of fiscal 2004 but it was more than offset by increased raw material and freight costs in comparison to the third quarter of fiscal 2003.

      The net commission from the marketing agreement was $23.4 million in the third quarter of fiscal 2004 and $16.5 million in the third quarter of fiscal 2003. This increase from the prior year's comparable period is driven by increased sales volume.

      Advertising expenses in the third quarter of fiscal 2004 were $41.7 million, an increase of 9.4% from $38.1 million in the third quarter of fiscal 2003. As a percentage of net sales, advertising expenses were 5.4% in the third quarter of fiscal 2004.

      Selling, general and administrative expenses ("SG&A"), excluding Scotts LawnService(R), stock-based compensation and restructuring and other charges, increased to $94.1 million in the third quarter of fiscal 2004 from $85.0 million in the third quarter of fiscal 2003. This increase in SG&A was due primarily to higher legal, environmental, severance and incentive costs, as well as costs related to certain strategic initiatives.

      SG&A in the Scotts LawnService(R) business increased from $11.8 million in the third quarter of fiscal 2003 to $14.8 million in the third quarter of fiscal 2004, reflecting the increased number of locations added in the second half of fiscal 2003 from acquisitions, and increased management, office staff and infrastructure costs to support the larger customer count and higher selling expenses due to a successful spring 2004 marketing campaign.

      Stock-based compensation expense increased to $3.7 million in the third quarter of fiscal 2004, compared to $1.6 million in the third quarter of fiscal 2003, primarily reflecting amortization of grants issued in fiscal 2003 coupled with amortization associated with new grants issued in fiscal 2004. The full year charges for stock-based compensation are expected to increase by $4.0 to $5.0 million in fiscal 2004 compared to fiscal 2003.

      Restructuring and other charges included in SG&A increased from $1.2 million in fiscal 2003's third quarter to $2.4 million in fiscal 2004's third quarter primarily due to severance related to the restructuring of the International management team and costs incurred to outsource certain functions in our Global Information Services group. Future costs of $1.7 million and $0.7 million are expected to be incurred in the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005, respectively, related to the restructuring of our Global Information Services group.

      For segment reporting purposes, the Company defines operating income as earnings before interest, taxes, amortization of intangible assets, stock-based compensation, and restructuring and other charges ("EBITA"), as this is the measure used by management to assess earnings performance. Segment performance for the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003 was as follows:

      - North America's operating income increased from $154.8 million in fiscal 2003 to $165.3 million in fiscal 2004, as improved sales and net commissions from the marketing agreement, previously described above, more than offset current year SG&A increases in severance, incentives, selling and research and development costs;

      - Scotts LawnService(R) also reported higher operating income, $13.2 million compared to $10.4 million. As this highly seasonal business grows and adds fixed infrastructure costs, it will have larger losses in the first and second quarters of the fiscal year due to seasonally low revenues. Conversely, the second half of the fiscal year will provide higher revenues, margins and operating income;

      -     International's operating income increased from $16.4 million to
            $20.9 million due to higher net sales (as described above), improved gross margin (particularly in the Professional business), lower
      SG&A spending (excluding the effect of foreign exchange) and $1.2 million in favorable foreign exchange transactions.

      Interest expense for the third quarter of fiscal 2004 was $12.7 million, compared to $18.2 million for the third quarter of fiscal 2003. The decrease in interest expense was due to a reduction in average borrowings as compared to the prior year coupled with a reduction in the weighted average interest rate as a result of lower rates under our New Credit Agreement and the issuance of our 6 5/8% Notes in October 2003, which allowed us to redeem our 8 5/8% Notes. The Company did record a $0.3 million one-time charge in the third quarter of 2004 for the accelerated amortization of certain costs related to the early retirement of $100 million of Term B Notes.

      The income tax expense was calculated assuming an annual effective tax rate of 38.0% for the third quarter of fiscal 2004. The annual effective tax rate was adjusted downward from 38.0% to 36.4% in the third quarter of fiscal 2003 to reflect a favorable adjustment to the Company's deferred tax assets as a result of a jurisdictional analysis of the deferred tax accounts and changes in state tax rates. The effective tax rate used for interim reporting purposes is based on management's best estimate of factors impacting the effective tax rate for the fiscal year. Factors affecting the estimated rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits, the existence of elements of income and expense that may not be taxable or deductible, as well as other items. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate that determined at fiscal year end. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There are no material changes to the effective tax rate expected at this time.

      The Company reported net income of $100.3 million for the third quarter of fiscal 2004, compared to $91.2 million for the third quarter of fiscal 2003. Average shares outstanding for purposes of computing earnings per common share, increased from 31.1 million at June 28, 2003 to 32.5 million at June 26, 2004, due primarily to shares issued for option and warrant exercises.

NINE MONTHS ENDED JUNE 26, 2004 COMPARED TO NINE MONTHS ENDED JUNE 28, 2003

      Net sales for the nine months ended June 26, 2004 were $1,689.1 million, an increase of 7.8% from net sales of $1,567.0 million for the nine months ended June 28, 2003. Excluding the effect of exchange rates, sales for the first half of fiscal 2004 were $1,647.6 million, or 5.1% above the first nine months of fiscal 2003. Price increases are not material to the discussion of net sales in total or by reportable segment for either fiscal period presented.

      The North America segment net sales were $1,247.6 million in the first nine months of fiscal 2004, an increase of 6.4% from net sales of $1,172.7 million for the first nine months of fiscal 2003. This increase primarily was driven by strong sales within our Lawns, Gardening Products and Ortho(R) businesses.

      Scotts LawnService(R) revenues increased 26.0% from $67.3 million in the first nine months of fiscal 2003 to $84.8 million in the first nine months of fiscal 2004. This growth reflects an increase in the number of customers from acquisitions in the second half of fiscal 2003, organic customer count growth as the result of a successful spring direct mailing campaign, favorable weather conditions, improved customer retention, and an increase in average revenue per application.

      Net sales for the International segment in the first nine months of fiscal 2004 were $356.7 million, an increase of $29.7 million, or 9.1%, versus the first nine months of fiscal 2003. Excluding the effect of exchange rates, net sales declined by 2.8%. This decrease was partially due to poor weather which led to slow category performance. Poor weather delayed the lawn and garden season in Europe until May and these sales were never fully recovered in the third quarter. In addition, our decision to exit a very low gross margin line within our professional business and continued drought conditions in Australia also decreased net sales in the International segment. It is expected that total International sales will be slightly down for the full year, as compared to fiscal 2003, after adjusting for the effect of exchange rates.

      Gross profit was $647.2 million in the first nine months of fiscal 2004, an increase of $71.2 million from gross profit of $576.0 million in the first nine months of fiscal 2003. As a percentage of net sales, gross profit was 38.3% of net sales in the first nine months of fiscal 2004 compared to 36.8% in the first nine months of fiscal 2003. Excluding the effect of favorable exchange rates and excluding restructuring and other charges, gross profit margin was 38.4% of net sales in the first nine months of fiscal 2004 compared to 37.1% in the first nine months of fiscal 2003. North America gross profit margin in the first nine months of fiscal 2004 improved significantly due to favorable product mix, favorable distribution expense (driven by reductions in warehousing costs) and favorable trade program spending. The International segment realized improved margins due to the exit of the low margin professional line described above.

      The net commission from the marketing agreement was $24.5 million in the first nine months of fiscal 2004 compared to net commission of $13.5 million in the first nine months of fiscal 2003. This increase from the prior year's comparable period is driven by sales volume, and favorable margins, due to product mix.

      Advertising expenses in the first nine months of fiscal 2004 were $89.8 million, an increase of 9.9% from $81.7 million in the first nine months of fiscal 2003. As a percentage of net sales, advertising expenses were 5.3% in the first nine months of fiscal 2004 compared to 5.2% in the first nine months of fiscal 2003.

      Selling, general and administrative expenses ("SG&A"), excluding Scotts LawnService(R), stock-based compensation and restructuring and other charges, increased to $279.3 million in the first nine months of fiscal 2004 from $243.8 million in the first nine months of fiscal 2003. This increase in SG&A was due primarily to increased legal costs, severance and incentives, increased costs related to strategic initiatives, and higher environmental expenses, coupled with the non-recurrence of bad debt recoveries realized in fiscal 2003.

      SG&A in the Scotts LawnService(R) business increased from $34.9 million in the first nine months of fiscal 2003 to $42.3 million in the first nine months of fiscal 2004, reflecting the increased number of locations added over the past year from acquisitions, primarily in new markets and increased administrative support costs due to organic growth in customer counts.

      Stock-based compensation expense increased to $8.1 million in the first nine months of fiscal 2004, compared to $3.1 million in the first nine months of fiscal 2003, primarily reflecting amortization of grants issued in fiscal 2003 coupled with amortization associated with grants issued in fiscal 2004. The full year charges for stock-based compensation are expected to increase by $4.0 to $5.0 million in fiscal 2004 compared to fiscal 2003.

      Restructuring and other charges included in SG&A decreased from $5.5 million in the first nine months of fiscal 2003 to $3.1 million in the first nine months of fiscal 2004 due to reduced North American distribution restructuring costs and reduced charges related to our International Profit Improvement Plan. Included in our fiscal 2004 restructuring and other charges are costs incurred to restructure our International management team, as well as expenses related to the outsourcing of certain functions within our Global Information Services group.

      For segment reporting purposes, the Company defines operating income as EBITA, as this is the measure used by management to assess earnings performance. Segment performance for the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003 was as follows:

      - North America's operating income increased from $253.5 million in fiscal 2003 to $282.2 million in fiscal 2004, as improved sales, gross margins and net commission from the marketing agreement, previously described above, more than offset current year SG&A increases in severance, incentives, selling and research and development costs;

      - Scotts LawnService(R) reported higher net sales, and a decreased operating loss, $6.0 million compared to $6.8 million last year. As this highly seasonal business grows and adds fixed infrastructure costs, it will have larger losses in the first and second quarters of the fiscal year due to seasonally low revenues. Conversely, the second half of the fiscal year will provide higher revenues, margins and operating income as was the case in the third fiscal quarter of 2004;

      - International's operating income increased from $37.3 million to $43.7 million, as the net sales decline, (excluding the effect of exchange rates), was more than offset by improved gross margin and SG&A expense reductions.

      Interest expense for the first nine months of fiscal 2004 was $38.1 million, compared to $53.4 million for the first nine months of fiscal 2003. The decrease in interest expense was due to a reduction in average borrowings as compared to the prior year, coupled with a reduction in the weighted average interest rate as a result of lower rates under our New Credit Agreement and the issuance of our 6 5/8% Notes in October 2003, which allowed us to redeem our 8 5/8% Notes.

      The income tax expense was calculated assuming an annual effective tax rate of 38.0% for the first nine months of fiscal 2004. The annual effective tax rate was adjusted downward from 38.0% to 36.4% in the third quarter of fiscal 2003 to reflect a favorable adjustment to the Company's deferred tax assets as a result of a jurisdictional analysis of the deferred tax accounts and changes in state tax rates. The effective tax rate used for interim reporting purposes is based on management's best estimate of factors impacting the effective tax rate for the fiscal year. Factors affecting the estimated rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits, the existence of elements of income and expense that may not be taxable or deductible, as well as other items. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate that determined at fiscal year end. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There are no material changes to the effective tax rate expected at this time.

      The Company reported net income of $102.7 million for the first nine months of fiscal 2004, compared to $106.9 million for the first nine months of fiscal 2003. Excluding the one-time costs related to the refinancing of our credit facility, net income for the nine months ended June 26, 2004 was $130.3 million. Average shares outstanding for purposes of computing earnings per common share increased from 30.7 million at June 28, 2003 to 32.2 million at June 26, 2004 due to shares issued for option and warrant exercises.

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities was $44.0 million and $42.1 million for the nine months ended June 26, 2004 and June 28, 2003, respectively. Cash provided by the seasonal growth in accounts payable was $89.0 million in fiscal 2004 versus $102.3 million in fiscal 2003 as accounts payable were higher heading into fiscal 2004 versus fiscal 2003 due to cash management initiatives in the fourth quarter of fiscal 2003. The reduced cash flow from operations generated from seasonal growth in accounts payable was offset by higher cash earnings (excluding the costs related to the refinancing of our credit facility). The net effect of these items results in cash provided by operating activities being essentially flat between years.

      Cash used in investing activities was $31.6 million and $83.5 million, respectively, for the nine months ended June 26, 2004 and June 28, 2003. Capital expenditures were responsible for $24.4 million of the decrease between the periods. There were no significant capital projects that commenced in the first nine months of fiscal 2004. In addition, principal payments due on seller notes issued in conjunction with prior acquisitions were $21.9 million less during the first nine months of fiscal 2004 as compared to fiscal 2003. We anticipate significantly lower payments on seller notes for the full year as we expect to complete very few acquisitions in Scotts LawnService(R) in fiscal 2004.

      Financing activities used cash of $130.7 million and $4.5 million for the nine months ended June 26, 2004 and June 28, 2003, respectively. During the first quarter of fiscal 2004, we restructured our borrowing arrangements through the refinancing of our former Credit Agreement and the redemption of our 8 5/8% Notes which were replaced by the issuance of our 6 5/8% Notes. In the first quarter of fiscal 2003, a $24.4 million mandatory prepayment was made on term loans as required by the level of fiscal 2002 excess cash flow, as defined in the former Credit Agreement.

      On June 24, 2004, the Company repaid $100 million of the $499 million term loans then outstanding under the New Credit Agreement. As a result of the repayment, the amortization of approximately $0.3 million of deferred financing costs was accelerated. The Company is currently negotiating the refinancing of the remaining $399 million in term loans by means of an amendment to the New Credit Agreement. The Company anticipates a reduction in interest rate spreads and improved covenant flexibility.

      Our primary sources of liquidity are cash generated by operations and borrowings under our credit agreements. The New Credit Agreement consists of a $700 million multi-currency revolving credit commitment and a $500 million term loan facility. Note 5 to the Condensed, Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q provides additional information pertaining to the refinancing of our former Credit Agreement, the redemption of our 8 5/8% Notes, the issuance of our 6 5/8% Notes and our New Credit Agreement. At June 26, 2004, we were in compliance with all of our debt covenants.

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

      All of our off-balance sheet financing arrangements are in the form of operating leases that are disclosed in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. During the second quarter of fiscal 2004, we took final delivery on a used aircraft under the terms of a synthetic operating lease agreement as disclosed in Note 8 to the Condensed, Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

      -     WEATHER CONDITIONS COULD ADVERSELY IMPACT FINANCIAL RESULTS.

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

      - PERCEPTIONS THAT THE PRODUCTS WE PRODUCE AND MARKET ARE NOT SAFE COULD ADVERSELY AFFECT US.

      We manufacture and market a number of complex products bearing our brand names, such as fertilizers, growing media, herbicides and pesticides, many of which contain chemicals. On occasion, allegations are made that some of our products have failed to perform up to expectations or have caused damage or injury to individuals or property. Public perception that our products are not safe, whether justified or not, could impair our reputation, involve us in litigation, damage our brand names and have a material adverse effect on our business.

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

      - The Company has been named a defendant in product liability lawsuits and may be named a defendant in additional product liability suits apparently based on allegations regarding the Company's past use, in some of its products, of vermiculite supplied to the Company, some of which has been reported to have contained impurities. See Note 9 to the Condensed, Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

      North America net sales represented approximately 74% of our worldwide net sales for fiscal 2003. Our top three North American retail customers together accounted for 69% of our North American fiscal 2003 net sales and 79% of our outstanding accounts receivable as of September 30, 2003. Home Depot, Wal-Mart and Lowe's represented approximately 37%, 19% and 13%, respectively, of our fiscal 2003 North American net sales. The loss of, or reduction in orders from, Home Depot, Wal-Mart and Lowe's or any other significant customer could have a material adverse effect on our results of operations, financial position or cash flows, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from any of these customers could also have a material adverse effect.

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

      During the first nine months of fiscal 2004, we have expended approximately $2.4 million related to environmental matters, including a $1.1 million increase in our reserves recognized during the third quarter. We incurred approximately $1.5 million in environmental expenditures for all of fiscal 2003.

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

      In addition, there were no changes in the Registrant's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant's fiscal quarter ended June 26, 2004 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

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

In this suit, The Scotts Company seeks to ensure that it is able to exercise its right to receive a bona fide offer to acquire TechPac, and The Scotts Company seeks to recover compensatory and punitive damages in an amount as yet undetermined for Aventis' and Starlink's interference with The Scotts Company's right to receive such an offer. On October 4, 2002, Starlink filed a motion to dismiss the complaint on jurisdictional grounds. On December 17, 2002, Aventis filed a similar motion. On April 23, 2004, the court dismissed the action without prejudice.

The Scotts Company appealed the dismissal to the United States Court of Appeals for the Sixth Circuit, where the appeal remains pending. In addition, The Scotts Company and certain subsidiaries filed an action against Aventis, StarLink and others, in the Court of Common Pleas of Union County, Ohio. The defendants removed that action to the United States District Court for the Southern District of Ohio, where it is currently pending as Civil Action No. 04-CV-352.

HYPONEX FACILITY INVESTIGATION, CHINO, CALIFORNIA

On November 1, 2002, associate Felix Garzon-Zambrano was killed in an accident while driving a forklift at the Company's Hyponex facility in Chino, California. California's Division of Occupational Safety and Health ("Cal-OSHA") investigated the accident and cited Scotts for certain safety violations resulting in penalties in the amount of $37,875, which the Company did not challenge and timely paid.

On July 21, 2003, the San Bernardino County District Attorney's Office informed the Company that it was conducting a criminal investigation into the accident, specifically into whether the Company may have violated certain California Labor Code provisions and whether any such violation may have caused Mr. Garzon-Zambrano's death.

The Company is cooperating with the District Attorney's Office in an effort to convince the District Attorney that this matter should not be pursued. Due to the uncertainties inherent in such matters, the Company is not in a position at this time to express an opinion as to the probable outcome of these efforts.

The same facts have given rise to a suit by Mr. Garzon-Zambrano's family members against the Company in the Superior Court of San Bernardino County, California, for unspecified damages. This suit is in the discovery stage.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits: See Index to Exhibits at page 44 for a list of the exhibits included herewith.

      (b)   Current Reports on Form 8-K:

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

      THE SCOTTS COMPANY

      /s/ Christopher L. Nagel
      ---------------------------------------
      Christopher L. Nagel
      Date: August 9, 2004
      Executive Vice President and Chief Financial Officer
      (Principal Financial and Principal Accounting Officer)

                               THE SCOTTS COMPANY
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 26, 2004

                                INDEX TO EXHIBITS

EXHIBIT NO.                                   DESCRIPTION                                 LOCATION
-----------                                   -----------                                 --------
  31(a)         Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)          *

  31(b)         Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)          *

  32            Section 1350 Certification (Principal Executive                               *
                Officer and Principal Financial Officer)

------------------
* Filed herewith.