Form 10-K
period 2004-09-30
SCOTTS COMPANY
filed 2004-11-24
CIK 825542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to

Commission file number 1-13292

The Scotts Company

(Exact name of Registrant as Specified in Its Charter)

Ohio	31-1414921

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14111 Scottslawn Road, Marysville, Ohio	43041

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:          937-644-0011

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Shares, without par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X      No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The number of Common Shares of the registrant outstanding as of November 1, 2004 was 32,884,347.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  X      No      .

The aggregate market value of Common Shares (the only common equity of the registrant) held by non-affiliates of the registrant computed by reference to the price at which Common Shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (March 26, 2004) was approximately $1,361,700,000.

DOCUMENT INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for Registrant’s 2005 Annual Meeting of Shareholders to be held January 27, 2005, which is included in the Registration Statement on Form S-4, filed on the date hereof, are incorporated by reference into Part III hereof.

PART I

ITEM 1. BUSINESS

General

     The Scotts Company, an Ohio corporation, is the combination of two of the most innovative companies in the consumer lawn and garden market: O.M. Scott & Sons, which traces its heritage back to a company founded by O.M. Scott in Marysville, Ohio in 1868, and Stern’s Miracle-Gro Products, Inc., which traces its heritage back to a company formed on Long Island by Horace Hagedorn and his partner in 1951. In the mid 1900’s, Scotts had become widely known for innovation in the development of quality lawn fertilizers and grass seeds that led to the creation of a new industry — consumer lawn care. Today, we believe the Scotts®, Turf Builder®, Miracle-Gro® and Ortho® brands are among the most widely recognized brands in the U.S. consumer lawn and garden care industry. We are also Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup®* non-selective herbicide within the United States and other contractually specified countries.

      In fiscal 1995, through a stock for stock acquisition, Scotts and Miracle-Gro joined forces in what became the start of several acquisitions of other leading brands in the lawn and garden industry in North America and Europe. In the late 1990’s, we completed several acquisitions in Europe which gave us well-known brands in France, Germany and the United Kingdom. We have also rapidly expanded into the lawn care service industry with the launch of Scotts LawnService® in fiscal 1997. In fiscal 1999, we acquired the Ortho® brand and exclusive rights to market the consumer Roundup® brand, thereby adding industry-leading pesticides and herbicides to our controls portfolio.

      We believe that our market leadership in the lawn and garden category is driven by our widely-recognized brands, consumer-focused marketing, superior product performance, supply chain competency, highly knowledgeable field sales and merchandising organization, and the strength of our relationships with major retailers in our product categories.

      We maintain an Internet website at http://www.investor.scotts.com. (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate our website into this Form 10-K). We file our reports with the Securities and Exchange Commission (the “SEC”) and make available, free of charge, on or through this website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

      Any of the materials we file with the SEC may also be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Competitive Strengths

     We believe we are the world’s largest marketer of branded consumer lawn and garden fertilizers, control products and value-added growing media products. We have been able to achieve our market leading position through a combination of internal growth, driven by product line extensions and award-

*	Roundup® is a registered trademark of Monsanto Technology LLC, a company affiliated with Monsanto Company.

winning advertising campaigns, and acquisitions. Our portfolio of consumer brands in North America includes the following:

Category	Brands

Lawns	Scotts®; Turf Builder®
Gardens	Miracle-Gro®; Osmocote®
Growing Media	Miracle-Gro®; Scotts®; Hyponex®
Grass Seed	Scotts®; Turf Builder®
Controls	Ortho®; Roundup®, Killex®
Outdoor Living	Smith & Hawken® (acquired October 2, 2004)

      In addition, we have the following significant brands in Europe: Miracle-Gro® plant fertilizers, Weedol® and Pathclear® herbicides, EverGreen® lawn fertilizers and Levington® growing media in the United Kingdom, KB® and Fertiligène® in France, Celaflor®, Nexa-Lotte® and Substral® in Germany and Austria, and ASEF®, KB® and Substral® in the Benelux countries. Scotts’ market leadership is evidenced by the brand recognition across all product categories.

Business Segments

     In fiscal 2004, we divided our business into three reporting segments:

•	North America;
•	Scotts LawnService®; and
•	International.

      These segments differ from those used in the prior year due to the absorption of the Global Professional segment into the North America and International segments based on geography. This new division of reportable segments is consistent with how the segments report to and are managed by senior management of the Company. Financial information about these segments for the three years ended September 30, 2004 is presented in Note 21 to the Consolidated Financial Statements.

    North America

     In our North America segment, we manufacture and market products that provide fast, easy and effective assistance to homeowners who seek to nurture beautiful, weed- and pest-free lawns, gardens and indoor plants. These products are sold under brand names that people know and trust, and that incorporate many of the best technologies available. In addition, we manufacture and market a broad line of professional products designed to meet the specific needs of commercial nurseries, greenhouses and specialty crop growers in North America. Our products include:

     Turf Builder®. We sell a complete line of granular lawn fertilizer and combination products which include fertilizer and crabgrass control, weed control or pest control under the Scotts® Turf Builder® brand name. The Turf Builder® line of products is designed to make it easy for do-it-yourself consumers to select and properly apply the right product in the right quantity for their lawns.

     Miracle-Gro®. We sell a complete line of plant foods under the Miracle-Gro® brand name. The leading product is a water-soluble plant food that, when dissolved in water, creates a diluted nutrient solution which is poured over plants or sprayed through an applicator and rapidly absorbed by a plant’s roots and leaves. Miracle-Gro® products are specially formulated to give different kinds of plants the right kind of nutrition. While Miracle-Gro® All-Purpose Water-Soluble Plant Food is the leading product in the Miracle-Gro® line by market share, the Miracle-Gro® line includes other products such as Miracle-Gro® Rose Plant Food, Miracle-Gro® Tomato Plant Food, Miracle-Gro® Lawn Food and Miracle-Gro® Bloom Booster®. Miracle-Gro continues to develop ways to improve the convenience of its products for the consumer. The Miracle-Gro® Garden Feeder provides consumers with an easy, fast and effective way to feed all the plants in their garden. We have also introduced a high quality, slow release line of Miracle-Gro® plant foods for extended feeding convenience sold as Miracle-Gro® Shake ’N Feed®.

     Ortho®. We sell a broad line of weed control, indoor and outdoor pest control and plant disease control products under the Ortho® brand name. Ortho® products are available in aerosol, liquid ready-to-

use, concentrated, granular and dust forms. Ortho® control products include Weed-B-Gon®, Bug-B-Gon® Max™, Home Defense®, Ortho® Season-Long Grass & Weed Killer, Brush-B-Gon®, RosePride®, Ortho-Klor®, and Orthene® Fire Ant Killer.

     Growing Media. We sell a complete line of growing media products for indoor and outdoor uses under the Miracle-Gro®, Scotts®, Hyponex®, Earthgro® and Nature Scapes® brand names, as well as other labels. These products include potting mix, garden soils, topsoil, manures, sphagnum peat and decorative barks and mulches. The addition of the Miracle-Gro® brand name and fertilizer to potting mix and garden soils has turned previously low-margin commodity products into value-added category leaders.

     Roundup®. In 1998, we entered into a long-term marketing agreement with Monsanto and became Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products in the consumer lawn and garden market within the United States and other specified countries, including Australia, Austria, Canada, France, Germany, Belgium, Holland and the United Kingdom.

     Branded Plants. We arrange for the sale of high-quality annual plants to retailers. The annuals are produced by independent growers according to a defined protocol and branded with the Miracle-Gro® trademark, in accordance with a licensing agreement. We receive a fee for each branded plant that is sold to a retailer.

     Other Consumer Products. We manufacture and market several lines of high quality lawn spreaders under the Scotts® brand name — Edge Guard® Total Performance spreaders, SpeedyGreen® rotary spreaders, AccuGreen® drop spreaders and Handy Green® II handheld spreaders. We sell a line of hose-end applicators for water-soluble plant foods such as Miracle-Gro® products, a line of pottery products, and lines of applicators under the Ortho®, Dial ’N Spray®, and Pull ’N Spray® trademarks for the application of certain insect control products. We also sell numerous varieties and blends of high quality grass seed, many of them proprietary, designed for different conditions and geographies. These consumer grass seed products are sold under the Scotts® Pure Premium®, Scotts® Turf Builder®, Scotts® and PatchMaster® brands.

     North American Professional. We sell professional products to commercial nurseries, greenhouses and specialty crop growers in North America, the Caribbean and throughout Latin America. Our professional products include a broad line of sophisticated controlled-release fertilizers, water-soluble fertilizers, pesticide products and wetting agents which are sold under brand names that include Banrot®, Miracle-Gro®, Osmocote®, Peters®, Poly-S®, Rout®, ScottKote®, Sierrablen®, Shamrock® and Sierra®.

     Canada. We are the leading marketer of branded consumer lawn and garden products in the Canadian market. We sell a full range of lawn and garden fertilizer, control products, grass seed, spreaders, and value-added growing media products under the Scotts®, Turf Builder®, Miracle Gro®, Killex®, and Roundup® brands.

    Scotts LawnService®

     In addition to our products, we provide residential lawn care, lawn aeration, tree and shrub care and external pest control services through our Scotts LawnService® business in the United States. These services consist primarily of fertilizer, weed control, pest control and disease control applications. As of September 30, 2004, Scotts LawnService® had 68 Company-operated locations serving 49 metropolitan markets and 74 independent franchises primarily operating in secondary markets.

    International

     In our International segment, we sell consumer lawn and garden products in over 25 countries outside of North America. We also sell a broad line of professional products throughout Europe, the Far East, Australia, New Zealand and Japan to commercial nurseries, greenhouses and specialty retailers.

      Our International products and brand names vary from country to country depending upon the market conditions, brand name strength and the nature of our strategic relationships in a given country. For example, in the United Kingdom, we sell Miracle-Gro® plant fertilizers, Weedol® and Pathclear® herbicides, EverGreen® lawn fertilizers and Levington® growing media. Our other international brands include KB® and

Fertiligène® in France, Celaflor®, Nexa-Lotte® and Substral® in Germany and Austria, and ASEF®, KB® and Substral® in the Benelux countries.

      For information concerning risks attendant to our foreign operations, please see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Forward-Looking Statements.”

    Smith & Hawken®

     Effective October 2, 2004, Scotts acquired Smith & Hawken®, a leading brand in the fast growing outdoor living and gardening lifestyle category. Smith & Hawken® products, which include high-end outdoor furniture, pottery, garden tools, gardening containers and live goods, are sold in the United States through its 58 retail stores, as well as through catalog and Internet sales. For further details concerning the acquisition of this business, please refer to Note 5 to the Consolidated Financial Statements.

Research and Development

     We believe strongly in the benefits of research and development, and we continually invest in research and development to improve existing or develop new products, manufacturing processes and packaging and delivery systems. Our spending on research and development approximated 1.7% ($34.4 million), 1.6% ($30.4 million), and 1.5% ($26.2 million) of net sales in fiscal 2004, fiscal 2003, and fiscal 2002, respectively. Our research and development spending included $6.8 million, $6.3 million and $5.3 million in fiscal 2004, fiscal 2003, and fiscal 2002, respectively, related to environmental and regulatory expenses. We believe that our long-standing commitment to innovation has benefited us, as evidenced by a portfolio of patents worldwide that support many of our fertilizers, grass seeds and application devices. In addition to the benefits of our own research and development, we benefit from the research and development activities of our suppliers.

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

      We have a long history of dedication to responsible research in search of more effective and easier to use products, that are preferred by consumers and are better for the environment. In particular, we have worked for over 75 years to create better products for the establishment and maintenance of turfgrass. Plant breeding has been a part of that research and development for the past 50 years. We remain dedicated to being the technology leader in turfgrass products. Today, that dedication results in research into products that can be enhanced, not only with traditional plant breeding, but also with proven agricultural biotechnology. This research offers the long term promise of grasses that require less maintenance, less water, and are even better for the environment.

      Before a product enhanced with biotechnology may be sold in the United States, it must be “deregulated” by appropriate governmental agencies. Deregulation involves compliance with the rules and regulations of, and cooperation with, the United States Department of Agriculture, Animal and Plant Health Inspection Service (the “USDA”), the United States Environmental Protection Agency (the “U.S. EPA”) and/or the Food and Drug Administration (the “FDA”). Therefore, any enhanced product for which we seek commercialization through submission of a petition for deregulation will be subjected to rigorous and thorough governmental regulatory review.

      More specifically, as part of the deregulation process for any product enhanced with biotechnology, we are required to present evidence to the USDA in the form of scientifically rigorous studies showing that the product poses no additional toxicological or ecological risk than products of the same species that have not been enhanced with biotechnology. We are also required to satisfy other agencies, such as the

U.S. EPA and the FDA, as to their appropriate areas of regulatory authority. This process typically takes years to complete and also includes at least two opportunities for public comment.

      We submitted a petition for deregulation of a non-residential turfgrass product enhanced with biotechnology to the USDA on April 30, 2002. This turfgrass has been shown, through our research trials, to provide simple, more flexible and better weed control for golf courses in a manner that we believe is more environmentally friendly. The USDA requested additional information and data. We determined that it was more expedient to withdraw the petition and submit a revised petition that addressed the USDA’s requests than to amend the current petition. On October 3, 2002, we withdrew our petition. We prepared a revised petition that addresses the USDA’s requests and submitted it on April 14, 2003. The USDA has a variety of options in adjudicating a petition to “deregulate” a biotechnology-derived plant product. The USDA has decided to employ the formal Environmental Impact Statement (“EIS”) process to judge the acceptability of our petition for deregulation. Scotts welcomes this process as the most thorough evaluative step available to the USDA.

      There can be no assurance that our petition for deregulation of this turfgrass product enhanced with biotechnology will be approved, or that if approved and commercially introduced, it will generate any revenues or contribute to our earnings.

Trademarks, Patents and Licenses

     The Scotts®, Miracle-Gro®, Hyponex®, Smith & Hawken® and Ortho® brand names and logos, as well as a number of product trademarks, including Turf Builder®, Osmocote® and Peters®, are federally and/or internationally registered and are considered material to our business. We regularly monitor our trademark registrations, which are generally effective for ten years, so that we can renew those nearing expiration.

      As of September 30, 2004, we held 96 issued patents in the United States covering fertilizer, chemical and growing media compositions and processes; grass varieties; and applicator and sprayer devices. Many of these patents have also been issued internationally, bringing our total worldwide patent portfolio to 443. United States and International patents provide patent protection generally extending to 20 years from the date of filing, subject to the payment of applicable governmental maintenance and annuity fees. Accordingly, many of our patents will extend well into the next decade.

      In addition, we continue to file new patent applications each year. Currently, we have 141 pending patent applications worldwide. We also hold exclusive and non-exclusive patent licenses from various raw material suppliers, permitting the use and sale of additional patented fertilizers and pesticides.

      During fiscal 2004, we were granted three United States and 24 international patents. The new U.S. patents cover coated fertilizers that are specifically formulated to act as starter fertilizers for new plantings; coated fertilizers having coatings that can be triggered to begin nutrient release at specific times and growing media prepared from surfactants mixed with coir material to provide controlled nutrient release characteristics. Internationally, we continue to extend patent coverage of our core fertilizer technologies including controlled-release and water-soluble products. We also are extending protection of our developments in regard to aquaculture, growing media, applicator and sprayer technologies to additional countries within our Canadian, European and Asia/ Pacific markets. Significant accomplishments are the extension of our coir/peat international patent coverage, our “Grasshopper” applicator products within the European markets, our “Pull ’N Spray” sprayer in New Zealand and additional coverage of our Ortho applicator technology in both Canada and Japan.

      Two patents are scheduled to expire in fiscal 2005. The loss of these patents is not expected to materially affect the business. We have one patent currently being opposed by a third party in Europe. In regard to this opposed patent, the European Patent Office (EPO) earlier in calendar year 2004 rendered a favorable decision. However, the opposing party has appealed that decision. A ruling on the appeal is not expected until calendar year 2006. An unfavorable ruling by the EPO in the appeal could materially affect our indoor pest control market share in Germany.

Roundup® Marketing Agreement

     On September 30, 1998, we entered into a marketing agreement with Monsanto and became Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® products (with additional rights to new products containing glyphosate or other similar non-selective herbicides) in the consumer lawn and garden market within the United States and other specified countries, including Australia, Austria, Canada, France, Germany and the United Kingdom.

      Under the marketing agreement, we and Monsanto are jointly responsible for developing global consumer and trade marketing programs for consumer Roundup®. We have assumed responsibility for sales support, merchandising, distribution and logistics for Roundup®. Monsanto continues to own the consumer Roundup® business and provides significant oversight of its brand. In addition, Monsanto continues to own and operate the agricultural Roundup® business.

      We are compensated under the marketing agreement based on the success of the consumer Roundup® business in the markets covered by the agreement. We receive a graduated commission to the extent that the earnings before interest and taxes of the consumer Roundup® business in the included markets exceed specified thresholds. Regardless of these earnings, we are required to make an annual contribution payment against the overall expenses of the Roundup® business. For fiscal 2004, and until 2018 or the earlier termination of the agreement, the minimum annual contribution payment is $25 million and may be higher if certain significant earnings targets are achieved.

      Our net commission under the marketing agreement is equal to the graduated commission amount described above, less the applicable contribution payment and amortization of the marketing rights advance payment. For fiscal 2004 and fiscal 2003, the net commission was $28.5 million and $17.6 million, respectively. For further details, see Note 3 to the Consolidated Financial Statements.

      The marketing agreement has no definite term, except as it relates to the European Union countries. With respect to the European Union countries, the initial term of the marketing agreement extends through September 30, 2005. The parties may agree to renew the agreement with respect to the European Union countries for three successive terms ending on September 30, 2008, 2015 and 2018, with a separate determination being made by the parties at least six months prior to the expiration of each such term as to whether to commence a subsequent renewal term. However, if Monsanto does not agree to any of the renewal terms with respect to the European Union countries, the commission structure will be recalculated in a manner likely to be favorable to us.

      Monsanto has the right to terminate the marketing agreement upon certain specified events of default by Scotts, including an uncured material breach, material fraud, material misconduct or egregious injury to the Roundup® brand. Monsanto also has the right to terminate the agreement upon a change of control of Monsanto or the sale of the consumer Roundup® business. In addition, Monsanto may terminate the agreement within specified regions, including North America, for specified declines in the consumer Roundup® business.

      We have rights similar to Monsanto’s to terminate the marketing agreement upon an uncured material breach, material fraud or material willful misconduct by Monsanto. In addition, we may terminate the agreement upon Monsanto’s sale of the consumer Roundup® business or in certain other circumstances, in which case we would not be able to collect the termination fee described below.

      If Monsanto terminates the marketing agreement upon a change of control of Monsanto or the sale of the consumer Roundup® business prior to September 30, 2008, we will be entitled to a termination fee in excess of $100 million. If we terminate the agreement upon an uncured material breach, material fraud or material willful misconduct by Monsanto, we will be entitled to receive a termination fee in excess of $100 million if the termination occurs prior to September 30, 2008. The termination fee declines over time from in excess of $100 million to a minimum of $16 million for terminations between September 30, 2008 and September 30, 2018.

      Monsanto has agreed to provide us with notice of any proposed sale of the consumer Roundup® business, allow us to participate in the sale process and negotiate in good faith with us with respect to a sale. In the event that we acquire the consumer Roundup® business in such a sale, we would receive credit against the purchase price in the amount of the termination fee that would otherwise have been paid to us upon termination by Monsanto of the marketing agreement upon the sale. If Monsanto decides to sell the consumer Roundup® business to another party, we must let Monsanto know whether we intend to terminate the marketing agreement and forfeit any right to a termination fee or whether we will agree to continue to perform under the agreement on behalf of the purchaser, unless and until the purchaser terminates our services and pays any applicable termination fee.

Competition

     Each of our segments participates in markets that are highly competitive. Many of our competitors sell their products at prices lower than ours, and we compete primarily on the basis of product quality, product performance, supply chain efficiencies, value, brand strength and advertising.

      In the North American consumer do-it-yourself lawn and garden markets and pest control markets, we compete primarily against “control label” products as well as branded products. “Control label” products are those sold under a retailer-owned label or a supplier-owned label, which are sold exclusively at a specific retail chain. The control label products that we compete with include Vigoro® products sold at Home Depot, Sta-Green® products sold at Lowe’s, and KGro® products sold at Kmart. Our competitors in branded lawn and garden products and the consumer pest control markets include United Industries Corporation, Bayer AG, Central Garden & Pet Company, Garden Tech, Enforcer Products, Inc., Green Light Company and Lebanon Chemical Corp.

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

      TruGreen-ChemLawn®, a division of ServiceMaster, has the leading market share in the U.S. lawn care service market and has a substantially larger share of this market than Scotts LawnService®.

      The International professional horticulture markets in which we compete are also very competitive, particularly the markets for controlled-release and water-soluble fertilizer products. We have numerous U.S. and European competitors in these international markets, including Pursell Industries, Inc., Compo GmbH, a subsidiary of Kali & Salz, Norsk Hydro ASA, Haifa Chemicals Ltd. and Kemira Oyj. We also face competition from control label products.

      Internationally, we face strong competition in the consumer do-it-yourself lawn and garden market, particularly in Europe. Our competitors in the European Union include Bayer AG, Kali & Salz (Compo, Algoflash brands) and a variety of local companies.

Significant Customers

     Approximately 73% of our worldwide net sales in fiscal 2004 were made by our North America segment. Within the North America segment, approximately 36% of our net sales in fiscal 2004 were made to Home Depot, 18% to Wal*Mart and 13% to Lowe’s. We face strong competition for the business of these significant customers. The loss of any of these customers or a substantial decrease in the volume or profitability of our business with any of these customers could have a material adverse effect on our earnings and profits.

Strategic Initiatives

International Profit Improvement Plan

     In August 2002, we announced an initiative to reduce costs and improve the profitability of our European consumer and professional businesses. The original plan called for an investment of between $50 million and $60 million in these businesses by the end of 2005. We now expect to invest between $45 million and $50 million over this time frame by leveraging high-value, lower risk initiatives to drive significant improvement in the profitability of these businesses. Approximately 25% of the expected investment is for capital expenditures, primarily for the installation of an Enterprise Resource Planning (ERP) system in our largest European operations (France, Germany and the United Kingdom). The project also involves reorganization and rationalization of our European supply chain, increased sales force productivity and a shift to pan-European category management of our product portfolio that will constitute approximately 75% of the expected investment. As part of this initiative, restructuring and other charges will be incurred at various times.

      Under the plan, profitability has improved, but the International business continues to perform below expectations. As such, we are exploring all of our options for the International business, with the goal of improving shareholder value. For further information concerning the restructuring charges incurred in fiscal years 2004, 2003 and 2002, see Note 4 to the Consolidated Financial Statements.

Developing Strong Relationships with Key Retailers

     We believe that our leading brands and our industry-leading media advertising make our products “traffic builders” at retail locations. In addition, we believe our leading full line of branded consumer lawn and garden products gives us an advantage in selling to retailers who value the efficiency of dealing with a limited number of suppliers. We have made significant investments in the past few years to establish business development teams at Home Depot, Wal*Mart, Lowe’s and at other national accounts to work with their buyers and supply chain management to maximize mutual sales opportunities and improve the efficient distribution of products. In addition, we serve as the lawn and garden category advisor for Wal*Mart and Kmart. We are also the largest supplier of consumer lawn and garden products to the hardware co-op channel.

Enhancing Market Leadership Through Consumer-Focused Brand Management

     We intend to continue to execute our successful marketing strategies used to strengthen our leading market positions. In fiscal 2004, we invested approximately $105 million on advertising which we believe is better targeted to our key consumer audience and focused on Scotts’ product superiority. We believe that our approach to marketing, which balances consumer-directed advertising (e.g. prime time television spots, direct mail and Internet marketing) with retailer-oriented promotions, builds brand awareness and drives product sales growth. We have grown sales, increased market share and expanded the lawn and garden category over the past five years through successful execution of this strategy for our four principal brands — Scotts®, Miracle-Gro®, Ortho® and Roundup®. We market and distribute Roundup® products exclusively to the consumer lawn and garden market in the United States and certain other countries on behalf of Monsanto. Our strategy is to grow the overall consumer lawn and garden category and to capture substantially all of this growth.

Pursuing Attractive Growth Initiatives

     We believe that the power of our brands provides us with significant opportunities to expand our business into adjacent lawn and garden categories. To pursue these opportunities, at the end of fiscal 2002, we created a New Business Development Group within North America. This group has focused on extending Scotts’ brands into adjacent consumer lawn and garden categories that are currently not characterized by branded, value-added products. The group is also responsible for developing underdeveloped sales channels, such as grocery and drug stores, and improving our business with independent retailers through a combination of tailored programs and unique products or packaging. In fiscal 2003, we acquired two pottery distribution companies and are finalizing plans to introduce a value-added line of pottery products with a highly efficient distribution model, first in the southeastern United States with a major retailer, and later on a national basis. In October 2004, we acquired Smith & Hawken®, a leading brand in the fast growing outdoor living and gardening lifestyle category. The addition of the Smith & Hawken® brand and its network of retail stores, catalog and Internet sales will be the foundation for our future expansion into “outdoor living” as we look to expand into adjacent lawn and garden categories.

Expanding Scotts LawnService®

     The number of lawn owners who want to maintain their lawns and gardens but do not want to do it themselves represents a significant portion of the total market. We recognize that our portfolio of well-known brands provides us with a unique ability to extend our brands into the lawn and garden service business. We believe that the strength of our brands provides us with a significant competitive advantage in acquiring new customers and we have spent the past several years developing our Scotts LawnService® business model. The business has grown significantly from revenues of approximately $42 million in fiscal 2001 to approximately $135 million in fiscal 2004. The majority of this growth has been fueled by geographic expansion, acquisitions and organic growth fueled by our highly-effective direct marketing programs. We invested approximately $4 million of capital in lawn service acquisitions in fiscal 2004, down considerably from investment levels in prior years. In addition, we invested approximately $5.2 million to buy out the minority owners in the Scotts LawnService® business. We anticipate continuing to make selective acquisitions in fiscal 2005 and beyond. Significant investments will continue to be made in our Scotts LawnService® business infrastructure with the focus being to continually improve our customer service throughout the organization.

Supply Chain Excellence

     Over the past several years, we have focused on building world-class manufacturing and distribution capabilities. We have successfully developed this expertise through both significant investments and incorporation of supply chain related metrics into our key business and incentive measures. We have invested, and continue to invest, in systems to allow us to better capture and analyze supply chain information. For instance, in fiscal 2001, we completed implementation of the ERP software system for our North American businesses at a cost of approximately $55 million. More recently we, as part of our Profit Improvement Plan for International, have installed the ERP software system at our major foreign locations. This level of investment and focus has allowed us to develop what we believe is a significant competitive advantage in serving our retail customers. We have significantly improved customer service rates which, coupled with more closely tying shipments to when the consumer purchases Scotts’ products from the retail shelf, has allowed our customers to improve inventory turns and reduce average inventory levels. The investments we have made in our production facilities have improved manufacturing flexibility, allowing us to improve our inventory turns and reduce our average inventory levels as well.

Seasonality and Backlog

     Our business is highly seasonal with approximately 73% of our net sales occurring in our combined second and third quarters of both fiscal 2004 and fiscal 2003.

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

Manufacturing and Distribution

     We manufacture products for our North American consumer business at our facilities in Marysville, Ohio; Ft. Madison, Iowa and Temecula, California, as well as use a number of third party contract packers in the United States and Canada. In addition, the Company manufactures growing media products in 23 regional facilities located throughout the United States. The primary distribution centers for our North American consumer business are managed by Scotts and strategically placed across the United States.

      We also manufacture horticultural products for our North America and International professional businesses at a leased fertilizer manufacturing facility in Charleston, South Carolina and a Company-owned site in Heerlen, the Netherlands. Certain products are also produced for our professional businesses at other Company-owned facilities and subcontractors in the United States and Europe. The majority of shipments to customers are made via common carriers through distributors in the United States and a network of public warehouses and distributors in Europe.

      We manufacture the non-growing media products for our International business at our facilities in Howden, the United Kingdom and Bourth, France, as well as use a number of third party contract packers. The primary distribution centers for our International businesses are located in the United Kingdom, France and Germany and are managed by a logistics provider.

      The growing media products for our International segment are produced at our facilities in Hatfield, the United Kingdom and Hautmont, France and at a number of third party contract packers. Growing media products are generally shipped direct without passing through either a distribution center or mixing warehouse.

Employees

     As of September 30, 2004, we employed 3,966 full-time employees in the United States and an additional 1,019 full-time employees located outside the United States. During peak sales and production periods, we utilize seasonal and temporary labor.

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

      We believe we have good relationships with our employees, both unionized and non-unionized, in the United States and internationally.

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

      In addition, the use of certain pesticide and fertilizer products is regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may include requirements that only certified or professional users apply the product or that certain products be used only on certain types of locations (such as “not for use on sod farms or golf courses”), may require users to post notices on properties to which products have been or will be applied, may require notification to individuals in the vicinity that products will be applied in the future or may ban the use of certain ingredients. We believe that we are operating in substantial compliance with, or taking action aimed at ensuring compliance with, these laws and regulations.

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

      Regulations and environmental concerns also exist surrounding peat extraction in the United Kingdom and the European Union. In August 2000, English Nature, the nature conservation advisory body to the United Kingdom government, notified us that three of our peat harvesting sites in the United Kingdom were under consideration as possible “Special Areas of Conservation” under European Union law. In April 2002, working in conjunction with Friends of the Earth (United Kingdom), we reached agreement with English Nature to transfer our interests in the properties and for the immediate cessation of all but a limited amount of peat extraction on one of the three sites. As a result of this agreement, we have withdrawn our objection to the proposed European designations as Special Areas of Conservation and will undertake restoration work on the sites, for which we will receive additional consideration from English Nature. We believe that we have sufficient raw material supplies available to replace the peat extracted from such sites.

Regulatory Actions

     In June 1997, the Ohio Environmental Protection Agency (the “Ohio EPA”) initiated an enforcement action against us with respect to alleged surface water violations and inadequate treatment capabilities at our Marysville, Ohio facility and seeking corrective action under the federal Resource Conservation and Recovery Act. The action relates to several discontinued on-site disposal areas which date back to the early operations of the Marysville facility that we had already been assessing and, in some cases, remediating, on a voluntary basis. On December 3, 2001, an agreed judicial Consent Order was submitted to the Union County Common Pleas Court and was entered by the court on January 25, 2002.

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

      In addition to the dispute with the Ohio EPA, we are negotiating with the Philadelphia District of the U.S. Army Corps of Engineers regarding the terms of site remediation and the resolution of the Corps’ civil penalty demand in connection with our prior peat harvesting operations at our Lafayette, New Jersey facility. We are also addressing remediation concerns raised by the Environment Agency of the United Kingdom with respect to emissions to air and groundwater at our Bramford (Suffolk), the United Kingdom facility. We have reserved for our estimates of probable costs to be incurred in connection with each of these matters.

      At September 30, 2004, $6.0 million was accrued for the environmental and regulatory matters described herein, the majority of which is for site remediation. Most of the costs accrued as of September 30, 2004 are expected to be paid through fiscal 2007; however, payments could be made for a period thereafter.

      We believe that the amounts accrued as of September 30, 2004 are adequate to cover our known environmental exposures based on current facts and estimates of likely outcome. However, the adequacy of these accruals is based on several significant assumptions, including the following:

•	that we have identified all of the significant sites that must be remediated;
•	that there are no significant conditions of potential contamination that are unknown to us; and
•	that with respect to the agreed judicial Consent Order in Ohio, the potentially contaminated soil can be remediated in place rather than having to be removed and only specific stream segments will require remediation as opposed to the entire stream.

      If there is a significant change in the facts and circumstances surrounding these assumptions, it could have a material impact on the ultimate outcome of these matters and our results of operations, financial position and cash flows.

      During fiscal 2004, 2003, and 2002 we expensed approximately $3.3 million, $1.5 million, and $5.4 million for environmental matters. There were no material capital expenditures in fiscal 2004, 2003 or 2002 related to environmental or regulatory matters.

Financial Information About Geographic Areas

     For certain information concerning our international revenues and long-lived assets, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and Note 21 to the Consolidated Financial Statements.

ITEM 2. PROPERTIES

     We lease land from the Union County Community Improvement Corporation in Marysville, Ohio for our headquarters and for our research and development facilities. We own property in Marysville, Ohio for our manufacturing and distribution facilities. Combined, these facilities are situated on approximately 875 acres of land.

      The North America segment owns three additional research facilities located in Apopka, Florida, Gervais, Oregon, and Valley Center, California. We own a production facility, which encompasses 27 acres, in Fort Madison, Iowa and lease a spreader and other durable components manufacturing facility in Temecula, California. We also lease a controlled-release fertilizer manufacturing facility in Charleston, South Carolina. We operate 23 growing media facilities in 17 states — 17 of which are owned by us and six of which are leased. Most of our growing media facilities include production lines, warehouses, offices and field processing areas. We lease one compost facility, located at a bagging facility in Lebanon, Connecticut. We also lease sales offices in Atlanta, Georgia; Troy, Michigan; Mooresville, North Carolina; Rolling Meadows, Illinois; and Bentonville, Arkansas. We also lease a facility in Mississauga, Ontario that serves as the headquarters for our Canadian subsidiary.

      Scotts LawnService® conducts its Company-owned operations from approximately 68 leased facilities, primarily office/warehouse units in industrial/office parks, across the United States serving 49 metropolitan markets.

      Smith & Hawken® operates 58 retail stores, all leased facilities primarily in shopping centers across the United States. It leases its main headquarters in Novato, California.

      The International segment leases its U.K. office, located in Godalming (Surrey); its French headquarters and local operations office, located in Ecully; a German office, located in Ingelheim; an Austrian office, located in Salzburg; an Australian office, located in Baulkan Hills (New South Wales); and a Canadian office located in Toronto. We own manufacturing facilities in Howden and Hatfield (East Yorkshire) in the United Kingdom. We also own a blending and bagging facility for growing media in Hautmont, France; and a plant in Bourth, France, that we use for formulating, blending and packaging control products for the consumer market. We lease a research and development facility in Chazay, France. Our site in Heerlen, the Netherlands is both a distribution center and a manufacturing site for coated fertilizers for the consumer and professional markets. We own the land and the building for the manufacturing facility, but lease the distribution center building. We own research and development facilities in Levington and Bramford in the United Kingdom. We lease a sales office in Sint Niklaas, Belgium.

      We lease warehouse space throughout the United States and continental Europe as needed.

      We believe that our facilities are adequate to serve their intended purposes at this time and that our property leasing arrangements are satisfactory.

ITEM 3. LEGAL PROCEEDINGS

     As noted in the discussion in “ITEM 1. BUSINESS — Environmental and Regulatory Considerations” and “ITEM 1. BUSINESS — Regulatory Actions,” we are involved in several pending environmental matters. We believe that our assessment of contingencies is reasonable and that related reserves, in the aggregate, are adequate; however, there can be no assurance that the final resolution of these matters will not have a material adverse affect on our results of operations, financial position and cash flows.

      Pending material legal proceedings are as follows:

AgrEvo Environmental Health, Inc.

     On June 3, 1999, AgrEvo Environmental Health, Inc. (“AgrEvo”) (which subsequently changed its name to Aventis Environmental Health Science USA LP) filed a complaint in the U.S. District Court for the Southern District of New York (the “New York Action”), against The Scotts Company, a subsidiary of The Scotts Company and Monsanto seeking damages and injunctive relief for alleged antitrust violations and breach of contract by The Scotts Company and its subsidiary and antitrust violations and tortious interference with contract by Monsanto. The Scotts Company purchased a consumer herbicide business from AgrEvo in May 1998. AgrEvo claims in the suit that The Scotts Company’s subsequent agreement to become Monsanto’s exclusive sales and marketing agent for Monsanto’s consumer Roundup® business violated the federal antitrust laws. AgrEvo contends that Monsanto attempted to or did monopolize the market for non-selective herbicides and conspired with The Scotts Company to eliminate the herbicide The Scotts Company previously purchased from AgrEvo, which competed with Monsanto’s Roundup®. AgrEvo also contends that The Scotts Company’s execution of various agreements with Monsanto, including the Roundup® marketing agreement, as well as The Scotts Company’s subsequent actions, violated agreements between AgrEvo and The Scotts Company.

      AgrEvo is requesting damages as well as affirmative injunctive relief, and seeking to have the court invalidate the Roundup® marketing agreement as violative of the federal antitrust laws. Under the indemnification provisions of the Roundup® marketing agreement, Monsanto and The Scotts Company each have requested that the other indemnify against any losses arising from this lawsuit.

      On January 10, 2003, The Scotts Company filed a supplemental counterclaim against AgrEvo for breach of contract. The Scotts Company alleges that AgrEvo owes The Scotts Company for amounts that The Scotts Company overpaid to AgrEvo. The Scotts Company’s counterclaim is now part of the underlying litigation. A trial date has been set for February 22, 2005.

      The Scotts Company believes that AgrEvo’s claims in these matters are without merit and is vigorously defending against them. If the above actions are determined adversely to The Scotts Company, the result could have a material adverse effect on The Scotts Company’s results of operations, financial position and cash flows. Any potential exposure that The Scotts Company may face cannot be reasonably estimated. Therefore, no accrual has been established related to these matters.

Central Garden & Pet Company

    The Scotts Company v. Central Garden, Southern District of Ohio

     On June 30, 2000, The Scotts Company filed suit against Central Garden & Pet Company (“Central Garden”) in the U.S. District Court for the Southern District of Ohio (the “Ohio Action”) to recover approximately $24 million in accounts receivable and additional damages for other breaches of duty.

      Central Garden filed counterclaims including allegations that The Scotts Company and Central Garden had entered into an oral agreement in April 1998 whereby The Scotts Company would allegedly share with Central Garden the benefits and liabilities of any future business integration between The Scotts Company and Monsanto. The court dismissed a number of Central Garden’s counterclaims as well as The Scotts Company’s claims that Central Garden breached other duties owed to The Scotts Company. On April 22, 2002, a jury returned a verdict in favor of The Scotts Company of $22.5 million and for Central Garden on its remaining counterclaims in an amount of approximately $12.1 million. Various post-trial motions were filed. As a result of those motions, the trial court has reduced Central Garden’s verdict by $750,000, denied Central Garden’s motion for a new trial on two of its counterclaims and granted the parties pre-judgment interest on their respective verdicts. On September 22, 2003, the court entered a final judgment, which provided for a net award to The Scotts Company of approximately $14 million, together with interest at 2.31% through the date of payment. Central Garden has appealed and The Scotts Company has cross-appealed from that final judgment.

    Central Garden v. The Scotts Company & Pharmacia, Northern District of California

     On July 7, 2000, Central Garden filed suit against The Scotts Company and Pharmacia in the U.S. District Court for the Northern District of California (San Francisco Division) alleging various claims, including breach of contract and violations of federal antitrust laws, and seeking an unspecified amount of damages and injunctive relief. On April 15, 2002, The Scotts Company and Central Garden each filed summary judgment motions in this action. On June 26, 2002, the court granted summary judgment in favor of The Scotts Company and dismissed all of Central Garden’s then remaining claims. That judgment has been affirmed by the United States Court of Appeals.

      Although The Scotts Company has prevailed consistently and extensively in the litigation with Central Garden, some of the decisions in The Scotts Company’s favor are subject to appeal and possible further proceedings. If, upon appeal or otherwise, the above actions are determined adversely to The Scotts Company, the result could have a material adverse affect on The Scotts Company’s results of operations, financial position and cash flows. The Scotts Company believes that it will continue to prevail in the Central Garden matters and that any potential exposure that The Scotts Company may face cannot be reasonably estimated. Therefore, no accrual has been established related to the claims brought against The Scotts Company by Central Garden, except for amounts ordered paid to Central Garden in the Ohio Action. The Scotts Company believes it has adequate reserves recorded for the amounts it may ultimately be required to pay.

U.S. Horticultural Supply, Inc. (F/ K/ A E.C. Geiger, Inc.)

     On February 7, 2003, U.S. Horticultural Supply (“Geiger”) filed suit against The Scotts Company in the U.S. District Court for the Eastern District of Pennsylvania. Geiger alleged claims of breach of contract, promissory estoppel, and a violation of federal antitrust laws, and seeks an unspecified amount of damages. Geiger’s promissory estoppel claims have been dismissed. The parties have commenced discovery on the antitrust and breach of contract claims. No trial date has been set.

      On February 2, 2004, Geiger filed for bankruptcy protection pursuant to Chapter 11 of the United States Bankruptcy Code. Geiger has filed an adversary proceeding as part of the bankruptcy alleging that The Scotts Company interfered with an agreement between Geiger and the purchaser of its operating assets and seeks damages in an unspecified amount.

      On November 5, 2004, Geiger filed another suit against The Scotts Company in the U.S. District Court for the Eastern District of Pennsylvania. This complaint alleges that Scotts conspired with another distributor, Griffin Greenhouse Supplies, Inc., to restrain trade in the horticultural products market, in violation of Sections 1 and 57 of the Sherman Antitrust Act.

      The Scotts Company believes that all of Geiger’s claims are without merit and intends to vigorously defend against them. If any of the above actions are determined adversely to The Scotts Company, the result could have a material adverse effect on The Scotts Company’s results of operations, financial position and cash flows. Any potential exposure that The Scotts Company may face cannot be reasonably estimated. Therefore, no accrual has been established related to this matter.

The Scotts Company v. Aventis S.A. and Starlink Logistics, Inc.

     On August 9, 2002, The Scotts Company filed suit against Aventis S.A. and its wholly-owned subsidiary Starlink Logistics, Inc. in the U.S. District Court for the Southern District of Ohio. In the complaint, The Scotts Company alleges it is entitled to injunctive and monetary relief arising from Aventis’ and Starlink’s interference with The Scotts Company’s contractual right to purchase a company called TechPac, L.L.C. from one of Aventis’ former subsidiaries, Aventis CropScience. The complaint alleges that pursuant to a contract between The Scotts Company and a predecessor-in-interest to Aventis CropScience, Aventis CropScience was obligated to make a bona fide offer to sell its interest in TechPac to The Scotts Company. The complaint further alleges that Aventis directed Aventis CropScience to make a belated sham offer to The Scotts Company and that later, upon the sale of Aventis CropScience to Bayer AG, Aventis transferred ownership of TechPac to Starlink, an act which has made it impossible for Aventis CropScience’s successor-in-interest to make a bona fide offer to sell TechPac to The Scotts Company.

      In this suit, The Scotts Company seeks to ensure that it is able to exercise its right to receive a bona fide offer to acquire TechPac, and The Scotts Company seeks to recover compensatory and punitive damages in an amount as yet undetermined for Aventis’ and Starlink’s interference with The Scotts Company’s right to receive such an offer. On October 4, 2002, Starlink filed a motion to dismiss the complaint on jurisdictional grounds. On December 17, 2002, Aventis filed a similar motion. On April 23, 2004, the court dismissed the action without prejudice.

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

Other

     The Scotts Company has been named a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on The Scotts Company’s historic use of vermiculite in certain of its products. The complaints in these cases are not specific about the plaintiffs’ contacts with The Scotts Company or its products. The Scotts Company in each case is one of numerous defendants and none of the claims seeks damages from The Scotts Company alone. The Scotts Company believes that the claims against it are without merit and is vigorously defending them. It is not currently possible to reasonably estimate a probable loss, if any, associated with the cases and, accordingly, no accrual or reserves have been recorded in The Scotts Company’s consolidated financial statements. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material adverse effect on The Scotts Company, its financial condition or its results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders of The Scotts Company during the fourth quarter of fiscal 2004.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of The Scotts Company, their positions and, as of November 24, 2004, their ages and years with The Scotts Company (and its predecessors) (referred to in this Supplemental Item as “Scotts”) are set forth below.

			Years with
Name	Age	Position(s) Held	Scotts

James Hagedorn	49	President, Chief Executive Officer and Chairman of the Board	17
Michael P. Kelty, Ph.D.	54	Vice Chairman and Executive Vice President	25
Robert F. Bernstock	54	Executive Vice President and President, North America	1
Christopher L. Nagel	42	Executive Vice President and Chief Financial Officer	6
David M. Aronowitz	48	Executive Vice President, General Counsel and Corporate Secretary	6
Denise S. Stump	50	Executive Vice President, Global Human Resources	4

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

      Mr. Bernstock was named Executive Vice President and President, North America of Scotts in June 2003. Mr. Bernstock served as Senior Vice President & General Manager — Air Fresheners, Food Products & Branded Commercial Markets of Dial Corporation (“Dial”), a manufacturer and marketer of soap products, laundry detergents, air fresheners and canned meats, from October 2002 to May 2003. From January 2002 to September 2002, he served as Special Advisor to the Chairman and Chief Executive Officer of Verticalnet, Inc., a provider of collaborative supply chain solutions software, and as a consultant to Dial. From January 2001 to January 2002, Mr. Bernstock served as Acting Chairman, President and Chief Executive Officer of Atlas Commerce, Inc. (“Atlas”), a provider of collaborative supply chain solutions software, prior to the acquisition of Atlas by Verticalnet, Inc., in January 2002. From March 1998 to January 2001, he served as President, Chief Executive Officer and a Director of Vlasic Foods International Inc. (“Vlasic”), a producer, marketer and distributor of branded convenience food products. On January 29, 2001, Vlasic and its United States operating subsidiaries filed voluntary petitions for reorganization relief pursuant to Chapter 11 of the United States Bankruptcy Code. Mr. Bernstock serves as a director of Verticalnet, Inc.

      Mr. Nagel was named Executive Vice President of Scotts in February 2003 and Chief Financial Officer of Scotts in January 2003. From August 2001 to January 2003, he served as Senior Vice President, North America and Corporate Finance of Scotts. From September 1998 to August 2001, Mr. Nagel served as Vice President and Corporate Controller of Scotts.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The common shares of The Scotts Company trade on the New York Stock Exchange under the symbol “SMG”.

	Sale Prices

	High	Low

FISCAL 2004
1st quarter	$60.19	$55.25
2nd quarter	63.95	57.83
3rd quarter	68.55	61.86
4th quarter	64.20	56.02

FISCAL 2003
1st quarter	$49.97	$43.54
2nd quarter	55.19	47.49
3rd quarter	57.70	46.65
4th quarter	57.15	49.48

      We have not paid dividends on the common shares in the past. Given our rapidly improving financial condition and levels of cash generated by the business, we are currently evaluating alternatives for the use of cash generated in the future including the potential payment of dividends and share repurchases. The payment of future dividends and share repurchases, if any, on common shares will be determined by the Board of Directors of The Scotts Company in light of conditions then existing, including our earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors.

      As of November 1, 2004, there were approximately 12,700 shareholders including holders of record and our estimate of beneficial holders.

ITEM 6. SELECTED FINANCIAL DATA

Five Year Summary

For the fiscal year ended September 30,
(in millions, except per share amounts)

	2004	2003	2002	2001(1)	2000

OPERATING RESULTS:
Net sales	$2,037.9	$1,887.7	$1,723.7	$1,644.8	$1,630.3
Gross profit(2)	769.7	688.9	633.2	592.8	598.0
Income from operations(2)	252.8	231.6	238.4	113.4	204.9
Net income from continuing operations(3)	100.5	103.2	100.5	13.9	69.8
Income applicable to common shareholders	100.9	103.8	82.5	15.5	66.7
Depreciation and amortization	57.7	52.2	43.5	63.6	61.0
FINANCIAL POSITION:
Working capital	396.7	364.4	278.3	249.1	234.1
Property, plant and equipment, net	328.0	338.2	329.2	310.7	290.5
Total assets	2,047.8	2,030.3	1,914.1	1,854.8	1,771.0
Total debt	630.6	757.6	829.4	887.8	862.8
Total shareholders’ equity	874.6	728.2	593.9	506.2	477.9
CASH FLOWS:
Cash flows from operating activities	214.2	216.1	238.9	65.7	171.5
Investments in property, plant and equipment	35.1	51.8	57.0	63.4	72.5
Cash invested in acquisitions, including payments on seller notes	20.5	57.1	63.0	37.6	19.3
RATIOS:
Operating margin	12.4%	12.3%	13.8%	6.9%	12.6%
Current ratio	1.9	1.8	1.6	1.5	1.6
Total debt to total book capitalization	41.9%	51.0%	58.3%	63.7%	64.3%
Return on average shareholders’ equity (book value)	12.6%	15.7%	15.0%	3.1%	14.5%
PER SHARE DATA:
Basic earnings per common share(4)	$3.12	$3.36	$2.81	$0.55	$2.39
Diluted earnings per common share(4)	3.03	3.23	2.61	0.51	2.25
Stock price to diluted earnings per share, end of period	21.2	16.9	16.0	66.9	14.9
Stock price at year-end	64.15	54.70	41.69	34.10	33.50
Stock price range — High	68.55	57.70	50.35	47.10	42.00
Stock price range — Low	55.25	43.54	34.45	28.88	29.44
OTHER:
EBITDA(5)	310.5	283.8	281.9	177.0	265.9
EBITDA margin(5)	15.2%	15.0%	16.4%	10.8%	16.3%
Interest coverage (EBITDA/interest expense)(5)	3.3	4.1	3.7	2.0	2.8
Average common shares outstanding	32.3	30.9	29.3	28.4	27.9
Common shares used in diluted earnings per common share calculation	33.3	32.1	31.7	30.4	29.6
Dividends on Class A Convertible Preferred Stock	$0.0	$0.0	$0.0	$0.0	$6.4

NOTE:	Prior year presentations have been changed to conform to fiscal 2004 presentation; these changes did not impact net income.

(1)	Includes Substral® brand acquired from Henkel KGaA from January 2001.

(2)	Income from operations for fiscal 2004, 2003, 2002 and 2001 includes $9.7, $17.1, $8.1 and $75.7 of restructuring and other charges, respectively. Gross profit for fiscal 2004, 2003, 2002 and 2001 includes $0.6, $9.1, $1.7 and $7.3 of restructuring and other charges, respectively.

(3)	Includes costs related to refinancings of $45.5 million.

(4)	Basic and diluted earnings per share would have been as follows if the accounting change for intangible assets adopted in the fiscal year beginning October 1, 2001, had been adopted as of October 1, 1999:

	For the fiscal
	year ended
	September 30,

	2001	2000

Income available to common shareholders	$32.1	$83.4
Basic earnings per share	1.13	2.98
Diluted earnings per share	1.05	2.81

(5)	EBITDA is defined as income from operations, plus depreciation and amortization. We believe that EBITDA provides additional information for determining our ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by accounting principles generally accepted in the United States of America, and EBITDA does not necessarily indicate whether cash flow will be sufficient to meet cash requirements. EBITDA margin is calculated as EBITDA divided into net sales. Our measure of EBITDA, which may not be similar to other similarly titled captions used by other companies, excludes $24.9 million of cash expenses related to the refinancings of the Company’s credit facility and redemption of the Company’s 8 5/8% subordinated notes in fiscal 2004. These expenses have been excluded since they are deemed to be financing related costs that are typically excluded from the presentation of EBITDA and the definitions used by our lenders to evaluate the Company’s compliance with its debt agreements. A numeric reconciliation of EBITDA to income from operations is as follows:

	For the fiscal year ended September 30,

	2004	2003	2002	2001	2000

Income from operations	$252.8	$231.6	$238.4	$113.4	$204.9
Depreciation and amortization	57.7	52.2	43.5	63.6	61.0

EBITDA	$310.5	$283.8	$281.9	$177.0	$265.9

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

      Scotts is the leading manufacturer and marketer of consumer branded products for lawn and garden care and professional horticulture in the United States and Europe. We also have a presence in Canada, Australia, the Far East, Latin America and South America. Also, in the United States, we operate the second largest residential lawn service business, Scotts LawnService®. In fiscal 2004, our operations were divided into three business segments: North America, Scotts LawnService®, and International. The North America segment includes the Lawns, Gardening Products, Ortho®, North America Professional and Canadian business groups. We are also Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide within the United States and other contractually specified countries.

      In fiscal 2004, we continued the rapid expansion of our Scotts LawnService® business. Through acquisitions and internal growth, revenues increased from approximately $42 million in fiscal 2001 to over $135 million in fiscal 2004. We invested approximately $4 million of capital in lawn care acquisitions in fiscal 2004 and expect to continue to make selective acquisitions in fiscal 2005 and beyond. In addition, we invested approximately $5.2 million to buyout the minority owners in the Scotts LawnService® business.

      As a leading consumer branded lawn and garden company, we focus our consumer marketing efforts, including advertising and consumer research, on creating consumer demand to pull products through the retail distribution channels. In the past three years, we have spent approximately 5% of our net sales annually on media advertising to support and promote our products and brands. We have applied this consumer marketing focus for the past several years, and we believe that Scotts receives a significant return on these marketing expenditures. We expect that we will continue to focus our marketing efforts toward the consumer and make additional targeted investments in consumer marketing expenditures in the future to continue to drive market share and sales growth. In fiscal 2005, we expect to increase advertising spending as we deliver a new media message for Ortho®, lawns, Miracle-Gro®, and Roundup® on new products.

      Our sales are susceptible to global weather conditions. For instance, periods of wet weather like we experienced in the spring of 2003 in the United States could adversely impact sales of certain products, while increasing demand for other products. We believe that our past acquisitions have somewhat diversified both our product line risk and geographic risk to weather conditions.

      Historically, the majority of our shipments to retailers have occurred in the second and third fiscal quarters. However, over the past few years, retailers have reduced their pre-season inventories by relying on Scotts to deliver products “in season” when consumers seek to buy our products. This change in retailer purchasing patterns and the increasing importance of Scotts LawnService® revenues has caused a sales shift from our second fiscal quarter to the third and fourth fiscal quarters. Net sales by quarter were 8.9%, 35.5%, 37.7%, and 17.9%, respectively, of fiscal 2004 net sales. Concurrent with this sales shift, and because of the expansion of Scotts LawnService®, the Company has experienced a shift in profitability from the second to third and fourth fiscal quarters, with the third fiscal quarter now more profitable than the second fiscal quarter. The Company’s fourth fiscal quarter, historically a loss making quarter, improved in fiscal 2004.

      Beginning in fiscal 2003, the Company began expensing prospective grants of employee stock-based compensation awards in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123”. The fair value of future awards is being expensed ratably over the vesting period, which has historically been three years, except for grants to directors, which have a six-month vesting period. The related compensation expense recorded in fiscal 2004 and 2003 was $7.8 million and $4.8 million, respectively.

      In fiscal 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” This standard eliminates the requirement to amortize indefinite-lived assets and goodwill. It also requires an initial impairment test on all indefinite-lived assets as of the date of adoption of this standard and impairment tests done at least annually thereafter. We completed our initial impairment analysis in the second quarter of fiscal 2002, taking into account additional guidance provided by EITF 02-07, “Unit of Measure for Testing Impairment of Indefinite-Lived Intangible Assets.” As a result, a pre-tax impairment charge related to the value of tradenames in our German, French and United Kingdom consumer businesses of $29.8 million was recorded as of October 1, 2001. After income taxes, the net charge was $18.5 million which was recorded as a cumulative effect of a change in accounting principle. There was no goodwill impairment as of the date of adoption. Upon completing the annual impairment analysis in the first quarter of fiscal 2004, it was determined that a charge for impairment was not required.

      In fiscal 2002, we announced the International Profit Improvement Plan (the “Plan”) to improve the operations and profitability of our European-based consumer and professional businesses. By the end of 2005, we anticipate spending between $45 million and $50 million in the aggregate on various projects related to this plan, approximately 25% of which will be capital expenditures. Approximately 75% of the total spending relates to the reorganization and rationalization of our European supply chain, increased sales force productivity, and a shift to pan-European category management of our product portfolio. As part of this initiative, restructuring and other charges will be incurred at various times.

      Under the Plan, profitability has improved, but the International business continues to perform below expectations. As such, we are exploring all options for our International business, with the goal of improving shareholder value. For further information concerning the restructuring charges incurred in fiscal years 2004, 2003 and 2002, see Note 4 to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

     The following discussion and analysis of the consolidated results of operations and financial position should be read in conjunction with our Consolidated Financial Statements included under “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

      Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, restructuring, environmental matters, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates that we believe are most critical to our reporting of results of operations and financial position are as follows:

•	We have significant investments in property and equipment, intangible assets and goodwill. Whenever changing conditions warrant, we review the realizability of the assets that may be affected. At least annually, we review indefinite-lived intangible assets for impairment. The review for impairment of long-lived assets, intangibles and goodwill takes into account estimates of future cash flows. Our estimates of future cash flows are based upon budgets and longer-range plans. These budgets and plans are used for internal purposes and are also the basis for communication with outside parties about future business trends. While we believe the assumptions we use to estimate future cash flows are reasonable, there can be no assurance that the expected future cash flows will be realized. As a result, impairment charges that possibly should have been recognized in earlier periods may not be recognized until later periods if actual results deviate unfavorably from earlier estimates.

•	We continually assess the adequacy of our reserves for uncollectible accounts due from customers. However, future changes in our customers’ operating performance and cash flows or in general economic conditions could have an impact on their ability to fully pay these amounts which could have a material impact on our operating results.

•	Reserves for product returns are based upon historical data and current program terms and conditions with our customers. Changes in economic conditions, regulatory actions or defective products could result in actual returns being materially different than the amounts provided for in our interim or annual results of operations.

•	Reserves for excess and obsolete inventory are based on a variety of factors, including product changes and improvements, changes in active ingredient availability and regulatory acceptance, new product introductions and estimated future demand. The adequacy of our reserves could be materially affected by changes in the demand for our products or regulatory actions.

•	As described more fully in the Notes to the Consolidated Financial Statements, we are involved in significant environmental and legal matters which have a high degree of uncertainty associated with them. We continually assess the likely outcomes of these matters and the adequacy of amounts, if any, provided for these matters. There can be no assurance that the ultimate outcomes will not differ materially from our assessment of them. There can also be no assurance that all matters that may be brought against us or that we may bring against other parties are known to us at any point in time.

•	We accrue for the estimated costs of customer volume rebates, cooperative advertising, consumer coupons and other trade programs as the related sales occur during the year. These accruals involve the use of estimates as to the total expected program costs and the expected sales levels. Historical results are also used to evaluate the accuracy and adequacy of amounts provided at interim dates and year end. There can be no assurance that actual amounts paid for these trade programs will not differ from estimated amounts accrued.

•	We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. Valuation allowances are used to reduce deferred tax assets to the balance that is more likely than not to be realized. We must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowance. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income statement reflects the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to this valuation allowance. The Company uses an estimate of its annual effective tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end.

•	As described more fully in the Notes to the Consolidated Financial Statements, we have not accrued the deferred contribution under the Roundup® marketing agreement with Monsanto or the per annum charges thereon. We consider this method of accounting for the contribution payments to be appropriate after consideration of the likely term of the agreement, our ability to terminate the agreement without paying the deferred amounts, and the fact that a significant portion of the deferred amount is never paid, even if the agreement is not terminated prior to 2018, unless significant earnings targets are exceeded. At September 30, 2004, contribution payments and related per annum charges of approximately $47.6 million had been deferred under the agreement.

•	The Notes to the Consolidated Financial Statements provide information about our retirement plans including information regarding costs and assumptions for employee retirement benefits. The measurement of our pension obligations and costs is dependent on a variety of assumptions used in the actuarial valuations. These assumptions include estimates of the present value of projected future pension payments to all plan participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. The assumptions used in developing the required estimates include the following key factors:

•	Discount rates

•	Salary growth

•	Retirement and termination rates

•	Expected return on plan assets

•	Mortality rates

Assumptions are reviewed annually for appropriateness and updated as necessary. We base the discount rate assumption on investment yields available at year-end on corporate long-term bonds rated AA or the equivalent. The salary growth assumption reflects our long-term actual experience, the near-term outlook and assumed inflation. The expected return on plan assets assumption reflects asset allocation, investment strategy and the views of investment managers regarding the market. Retirement and mortality rates are based primarily on actual and expected plan experience. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.

Changes in the discount rate and investment returns can have a significant effect on the funded status of our pension plans and shareholders’ equity. As stated above, we base the discount rate assumption on investment yields available at year-end on corporate long-term bonds rated AA or the equivalent. We cannot predict these bond yields or investment returns and, therefore, cannot reasonably estimate whether adjustments to our shareholders’ equity for minimum pension liability in subsequent years will be significant.

•	The Notes to Consolidated Financial Statements provide information about medical benefits provided to our retired associates and their dependents including information regarding costs and assumptions for other postretirement benefits. The measurement of our obligations, costs and liabilities associated with other postretirement benefits (i.e., retiree health care) requires that we make use of estimates of the present value of the projected future payments to all participants, taking into consideration the likelihood of potential future events such as health care cost increases, and demographic experience, which may have an effect on the amount and timing of future payments.

The assumptions used in developing the required estimates include the following key factors:

•	Health care cost trends

•	Discount rates

•	Retirement rates

•	Inflation

•	Mortality rates

•	Turnover

•	Participation rates

Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, efficiencies and other cost-mitigation actions (including further employee cost sharing, administrative improvements and other efficiencies) and an assessment of likely long-term trends. We base the discount rate assumption on investment yields available at year-end on corporate long-term bonds rated AA. Our inflation assumption is based on an evaluation of external market indicators. Retirement and mortality rates are based primarily on actual plan experience. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.

Results of Operations

     The following table sets forth the components of income and expense as a percentage of net sales for the three years ended September 30, 2004:

	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Cost of sales	62.2	63.0	63.2
Restructuring and other charges	0.0	0.5	0.1

Gross profit	37.8	36.5	36.7
Commission earned from marketing agreement, net	(1.4)	(0.9)	(0.9)
Selling, general and administrative	18.1	17.0	17.2
Selling, general and administrative — lawn service business	2.8	2.4	1.8
Stock-based compensation	0.4	0.2
Restructuring and other charges	0.4	0.4	0.4
Advertising	5.2	5.2	4.8
Amortization of goodwill and other intangibles	0.4	0.5	0.3
Other income, net	(0.5)	(0.6)	(0.7)

Income from operations	12.4	12.3	13.8
Costs related to refinancings	2.2
Interest expense	2.4	3.7	4.4

Income before income taxes	7.8	8.6	9.4
Income taxes	2.8	3.1	3.6

Net income from continuing operations	5.0	5.5	5.8
Net income from discontinued operations
Cumulative effect of change in accounting for intangible assets, net of tax			(1.0)

Net income	5.0%	5.5%	4.8%

      The following table sets forth net sales by reportable segment for the three years ended September 30, 2004 (in millions):

	2004	2003	2002

North America	$1,483.2	$1,388.9	$1,311.9
Scotts LawnService®	135.2	110.4	75.6
International	419.5	388.4	336.2

Consolidated	$2,037.9	$1,887.7	$1,723.7

Fiscal 2004 Compared to Fiscal 2003

     Net sales for fiscal 2004 increased 8.0% to $2,037.9 million from $1,887.7 million in fiscal 2003.

      North America segment net sales were $1,483.2 million in fiscal 2004, an increase of $94.3 million, or 6.8%, from net sales for fiscal 2003 of $1,388.9 million. Within the North America segment, Lawns net sales in fiscal 2004 increased 4.6% due to continued strong sales of value-added combination products, such as Turf Builder® Fertilizer with Halts® Crab Grass Preventer, Turf Builder® with Plus 2® Weed Control and Bonus S®, offset by spreader and grass seed sales which were especially flat year-over-year. Gardening Products sales, which include growing media and garden fertilizers, increased 3.1% with higher sales of value-added Miracle-Gro® potting mix and garden soils partially offset by lower sales of commodity growing media products. Net sales of Ortho® products increased a robust 16.1% in fiscal 2004, driven largely by the successful launches of Bug B Gon® MaxTM, Ortho® Season-LongTM Grass and Weed Killer and a new range of opening price point weed and insect control products under the Ortho® Basic Solutions label at a major retailer.

      Scotts LawnService® net sales increased 22.5% from $110.4 million in fiscal 2003 to $135.2 million in fiscal 2004. The growth in net sales has been largely fueled by increased customer retention, higher new customer sales during the peak spring selling season, and the full year impact of fiscal 2003 acquisitions.

      Net sales for the International segment were $419.5 million in fiscal 2004, an increase of $31.1 million, or 8.0%, compared to fiscal 2003. Excluding the effects of currency fluctuations and the impact of discontinuing the sale of certain low margin professional products, net sales were essentially unchanged in fiscal 2004 versus prior year. Sales increases in the United Kingdom and the International professional business were offset by lower sales in Central Europe and the Benelux countries, due largely to unusually cold and wet spring weather conditions, and in Asia Pacific, primarily due to continuing drought conditions in Australia which decreased fertilizer demand.

      Selling price changes were not material to net sales in fiscal 2004 or fiscal 2003.

      Gross profit increased $80.8 million in fiscal 2004 compared to fiscal 2003. As a percentage of net sales, gross profit was 37.8% of net sales in fiscal 2004 compared to 36.5% in fiscal 2003. Gross margins were higher in all three business segments. Favorable product mix, coupled with warehousing and material handling efficiency gains, more than offset the impact of higher fuel costs and inflationary pressure on key raw material inputs such as urea. Lastly, restructuring and other expenses, included in cost of sales, primarily related to International supply chain initiatives, decreased from $9.1 million in fiscal 2003 to $0.6 million in fiscal 2004, increasing gross profit as a percentage of net sales by approximately 50 basis points.

      The net commission earned from the Roundup® marketing agreement in fiscal 2004 was $28.5 million compared to $17.6 million in fiscal 2003. This strong growth in the commission as compared to the prior year is primarily due to strong underlying growth in Roundup® sales and improved product mix, partially offset by a $1.4 million increase in the contribution payment due to Monsanto, which increased from $25.0 million in fiscal 2003 to $26.4 million in fiscal 2004.

      Advertising expenses in fiscal 2004 were $105.0 million, an increase of $7.3 million from fiscal 2003. Excluding the effects of currency fluctuations, advertising expenditures increased $4.6 million or 4.7% for the year, roughly in line with the growth in sales. The increase was primarily due to television media support for the Ortho® line, the launch of a new television advertising campaign for Evergreen® lawn fertilizer in the United Kingdom and increased media support in Canada.

      Selling, general and administrative (“SG&A”) expenses in fiscal 2004 were $442.3 million compared to $379.4 million in fiscal 2003. Excluding the expensing of stock-based compensation, infrastructure investments in Scotts LawnService® and restructuring and other charges, the Company’s SG&A expenses increased $48.2 million, or 15.0%, compared to 2003. This increase was primarily due to investments in marketing research and in-store merchandising to support growth in the home center channel, increased sales and management incentives, higher legal expenses and foreign currency fluctuations. SG&A expenses for Scotts LawnService® increased approximately 23% from $46.2 million in fiscal 2003 to $56.8 million in fiscal 2004, primarily due to higher field labor expenses to support growth in customer counts and service infrastructure investments. Compensation expense related to the expensing of employee stock-based compensation awards was $7.8 million and $4.8 million, respectively, in fiscal 2004 and fiscal 2003. SG&A restructuring and other expenses increased from $8.0 million in fiscal 2003 to $9.1 million in 2004, primarily due to charges related to outsourcing of the Company’s data center and application software functions.

      Income from operations in fiscal 2004 was $252.8 million, compared to $231.6 million in fiscal 2003. This increase in income from operations reflects higher net sales and gross profit margins and significantly higher net commission earned from the Roundup® marketing agreement, partially offset by investments in media advertising and higher SG&A expenses as described above.

      For segment reporting purposes, earnings before interest, taxes and amortization is used as the measure for operating income. On that basis, operating income in the North America segment increased from $282.8 million in fiscal 2003 to $308.9 million in fiscal 2004, on an increase in net sales from $1,388.9 million in fiscal 2003 to $1,483.2 million in fiscal 2004. Higher sales volume (primarily in the Ortho® and Lawns businesses), favorable product mix, largely due to new product introductions within the Ortho® line, a continued shift to value-added Growing Media sales, increased penetration of value added lawn combination products and warehousing and distribution efficiencies more than offset higher urea and freight costs and increased advertising and SG&A expenses.

      Scotts LawnService® operating income increased from $6.2 million in fiscal 2003 to $9.8 million in fiscal 2004 due to significant improved gross profit margins, largely due to higher customer counts (as discussed above) and field productivity gains and supply chain savings realized during the year.

      International operating income was $27.3 million in fiscal 2004, compared to $23.9 million in fiscal 2003. This increase in fiscal 2004 operating earnings was largely attributable to favorable foreign currency fluctuations and a reduction in restructuring expenses, as the majority of the initiatives to reorganize and rationalize the European Supply Chain were completed during 2003.

      Interest expense decreased from $69.2 million in fiscal 2003 to $48.8 million in fiscal 2004. Costs related to the refinancings of the Company’s credit facility and redemption of the Company’s 8 5/8% Senior Subordinated Notes in fiscal 2004 totaled $45.5 million. The decrease in interest expense is due to a reduction of $107.0 million in average borrowings coupled with a reduction in the Company’s weighted average interest rate (from 7.42% in fiscal 2003 to 5.92% in fiscal 2004) resulting from more favorable terms under the New Credit Agreement discussed below under “Liquidity and Capital Resources,” and a favorable interest rate environment.

      Income tax expense for fiscal 2004 was $58.0 million, compared to $59.2 million in fiscal 2003. The effective tax rate for fiscal 2004 was 36.6% as compared to 36.4% in fiscal 2003. In fiscal 2004, the Company’s effective income tax rate benefited from an adjustment to federal deferred income taxes after a detailed review of prior tax exposures. In fiscal 2003, the Company’s effective tax rate benefited from an adjustment of state deferred income taxes resulting from a detailed review of state effective tax rates, and increased utilization of foreign tax credits.

      The Company reported net income from continuing operations of $100.5 million in fiscal 2004, compared to $103.2 million in fiscal 2003. Income from discontinued operations pertains to the disposal of the Company’s professional growing media business at the end of fiscal 2004. Reported net income, including income from discontinued operations, decreased from $103.8 million or $3.23 per share in fiscal 2003 to $100.9 million or $3.03 per share in fiscal 2004.

      Average diluted shares outstanding increased from 32.1 million in fiscal 2003 to 33.3 million in fiscal 2004, due to option exercises and the impact on common stock equivalents of a higher average share price.

Fiscal 2003 Compared to Fiscal 2002

     Net sales for fiscal 2003 increased 9.5% to $1,887.7 million from $1,723.7 million in fiscal 2002.

      North America segment net sales were $1,388.9 million in fiscal 2003, an increase of $77.0 million, or 5.9%, from net sales for fiscal 2002 of $1,311.9 million. Within the North America segment, Lawns net sales in fiscal 2003 increased a robust 11.2% due to strong acceptance of the new Miracle-Gro® lawn fertilizer line at Wal*Mart and continued strong sales of Turf Builder® lawn fertilizer, control products and grass seed. Gardening Products sales, which include growing media and garden fertilizers, were essentially flat year-over-year with higher sales of value-added Miracle-Gro® potting mix and garden soils mainly offset by lower sales of commodity growing media products. Ortho® branded products net sales increased 2.1% in fiscal 2003, driven largely by strong sales of selective and non-selective weed control products and continued growth of the Ortho® Home Defense® indoor and perimeter pest control product line, partially offset by lower outdoor insect control sales.

      Scotts LawnService® net sales increased 46.0% from $75.6 million in fiscal 2002 to $110.4 million in fiscal 2003. The growth in net sales has been largely fueled by geographic expansion and acquisitions. Spending on acquisitions, including seller-financing, reached $30.6 million in fiscal 2003 versus $54.8 million in fiscal 2002. Fiscal 2002 was affected by a major acquisition late in the year, representing nearly one-half of fiscal 2002 acquisition spending and favorably impacting fiscal 2003 net sales.

      Net sales for the International segment were $388.4 million in fiscal 2003, an increase of $52.2 million, or 15.5%, compared to fiscal 2002. Sales increased in all major countries except Germany which experienced lower sales due to increased regulatory restrictions. Excluding the effects of currency fluctuations and non-recurring sales from previous supply agreements, net sales decreased approximately $2.0 million, or 0.6%, in fiscal 2003.

      Selling price changes were not material to net sales in fiscal 2003 or fiscal 2002.

      Gross profit increased $55.7 million in fiscal 2003 compared to fiscal 2002. As a percentage of net sales, gross profit was 36.5% of net sales in fiscal 2003 compared to 36.7% in fiscal 2002. Favorable impacts were realized from certain supply chain initiatives and higher volume. These benefits were offset by unfavorable warehousing and material handling costs and product mix, particularly in our Lawns business, which was also impacted by higher urea costs. Lastly, restructuring and other expenses, included in cost of sales, primarily related to International supply chain initiatives, increased from $1.7 million in fiscal 2002 to $9.1 million in fiscal 2003, reducing gross profit as a percentage of net sales by 40 basis points.

      The net commission earned from the Roundup® marketing agreement in fiscal 2003 was $17.6 million compared to $16.2 million in fiscal 2002. The increase from the prior year is primarily due to strong underlying growth in Roundup® sales, which drove the gross commission higher, partially offset by a $5.0 million increase in the contribution payment due to Monsanto, which increased from $20.0 million in fiscal 2002 to $25.0 million in fiscal 2003.

      Advertising expenses in fiscal 2003 were $97.7 million, an increase of $15.5 million from fiscal 2002. The increase in advertising expenses is primarily due to the re-launch of television media support for the Ortho® line and media support for new product launches such as Miracle-Gro® Shake N’ Feed®. Foreign currency fluctuations also increased reported advertising expenses by $2.7 million.

      Selling, general and administrative (“SG&A”) expenses in fiscal 2003 were $379.4 million compared to $335.1 million for fiscal 2002. Excluding the expensing of stock-based compensation, infrastructure investment in the Scotts LawnService® and restructuring and other charges, the Company’s SG&A expenses increased $22.5 million, or 7.6%, compared to 2002. This increase is primarily due to investments to support our expansion into adjacent categories and channels, investments to expand the functionality and capability of our business development offices at our largest retailers, and foreign exchange fluctuations. SG&A expenses for Scotts LawnService® increased 50% from $30.8 million in fiscal 2002 to $46.2 million in fiscal 2003, primarily due to growth in the branch service network, supporting our plan to rapidly expand to a national platform. SG&A restructuring and other expenses increased from $6.4 million in fiscal 2002 to $8.0 million in fiscal 2003, primarily related to the implementation of the International Profit Improvement Plan.

      Amortization of intangibles increased from $5.7 million in fiscal 2002 to $8.6 million in fiscal 2003, primarily due to foreign currency fluctuations and higher expenses related to the amortization of certain intangibles, primarily related to customer lists acquired by Scotts LawnService®.

      Other income, net was $10.8 million in fiscal 2003, compared to $12.0 million in fiscal 2002. The Company realized a net reduction of approximately $4 million from an agreement to cease peat extraction in the United Kingdom. Increased Scotts LawnService® franchise fees and royalty income recorded in fiscal 2003 partially off-set the reduction related to peat extraction.

      Income from operations in fiscal 2003 was $231.6 million, compared to $238.4 million in fiscal 2002. This decrease in income from operations reflects higher net sales and gross profit, offset by greater investments in media advertising and higher SG&A expenses, higher restructuring spending in Europe (to support our International Profit Improvement Plan) and the adoption of an accounting change to expense stock-based compensation awards.

      For segment reporting purposes, earnings before interest, taxes and amortization is used as the measure for operating income. On that basis, operating income in the North America segment increased from $277.2 million in fiscal 2002 to $282.8 million in fiscal 2003, on an increase in net sales from $1,311.9 million in fiscal 2002 to $1,388.9 million in fiscal 2003. Higher sales volume (primarily in the Lawns business) and favorable volume-related manufacturing cost absorption were largely offset by a decrease in gross profit margin as a percentage of net sales (due to product mix and increased urea and warehousing costs), and higher media and SG&A expenses.

      Scotts LawnService® operating income decreased from $8.8 million in fiscal 2002 to $6.2 million in fiscal 2003 due to planned infrastructure investments and higher field labor and truck costs, largely the result of poor spring weather that delayed the start of the spring treatment season. These higher costs more than offset increased margin resulting from higher net sales, which were driven by geographic expansion and acquisitions.

      International operating income was $23.9 million in fiscal 2003, compared to $25.3 million in fiscal 2002. The decrease in fiscal 2003 operating income is largely due to planned restructuring expenses, as outlined in the Company’s International Profit Improvement Plan, and a non-recurring peat transaction gain recognized in fiscal 2002. Foreign currency fluctuations also favorably impacted operating income.

      Interest expense decreased from $76.3 million in fiscal 2002 to $69.2 million in fiscal 2003. The decrease in interest expense was primarily due to debt repayments and strong operating cash flow, which resulted in lower average borrowing levels as compared to the prior year, and lower interest rates on our credit revolver and variable rate term loans. The weighted average cost of debt was 7.42% in fiscal 2003 compared to 8.30% in fiscal 2002.

      Income tax expense for fiscal 2003 was $59.2 million, compared to $61.6 million in fiscal 2002. This decrease in income tax expense as compared to the prior year primarily was the result of a reduction in the Company’s effective tax rate from 38.0% in 2002 to 36.4% in 2003, due to an adjustment of state deferred income taxes resulting from a detailed review of state effective tax rates, and increased utilization of foreign tax credits in fiscal 2003.

      The Company reported net income from continuing operations of $103.2 million for fiscal 2003, compared to $100.5 million in fiscal 2002. Results of operations for both fiscal 2003 and 2002 were adjusted to display the results of the Company’s professional growing media business as discontinued operations due to the disposal of that business at the end of fiscal 2004. A charge of $29.8 million ($18.5 million, net of tax) for the impairment of trade names in our German, French and United Kingdom businesses was taken in fiscal 2002 as a result of the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Net income for fiscal 2002 was $82.5 million, or $2.61 per diluted share, compared to net income of $103.8 million, or $3.23 per diluted share, in fiscal 2003.

      Average diluted shares outstanding increased from 31.7 million in fiscal 2002 to 32.1 million in fiscal 2003, due to option and warrant exercises and the impact on common stock equivalents of a higher average share price in fiscal 2003 compared to fiscal 2002.

Liquidity and Capital Resources

     Net cash provided from operating activities was $214.2 million for fiscal 2004, compared to $216.1 million for fiscal 2003. This strong cash flow performance was fueled by increased profitability (excluding the non-cash costs related to the refinancing of our credit facility and redemption of our 8 5/8% Senior Subordinated Notes) and higher payroll and miscellaneous accrued liabilities. Despite a strong 8% growth in top line sales, accounts receivable and inventory levels increased only modestly over the prior year. Net cash provided from operating activities in fiscal 2003 benefited from a reduction in taxes paid due to a change in the tax treatment of costs related to trade programs from a cash to accrual basis. This one-time cash flow benefit did not repeat itself in fiscal 2004. Net cash provided from operating activities reached record levels in fiscal 2002 due largely to a one-time reduction in inventories and other cash flow initiatives.

      The seasonal nature of our operations generally requires cash to fund significant increases in working capital (primarily inventory) during the first half of the year. Receivables and payables also build substantially in the second quarter of the year in line with the timing of sales as the spring selling season begins. These balances liquidate during the June through September period as the lawn and garden season unwinds. Unlike our core retail business, Scotts LawnService® typically has its highest receivables balances in the September quarter because of the seasonal timing of customer applications and extra services revenues, which are strongest in the fourth fiscal quarter of the year.

      Net cash used in investing activities was $112.8 million in fiscal 2004 compared to $108.9 million in fiscal 2003. While reported net cash used in investing activities was essentially unchanged versus prior year, cash requirements actually decreased by $53.3 million in fiscal 2004, excluding the impact of investments in adjustable rate notes (“Notes”) which were made in lieu of investing excess cash in overnight funds. These Notes, which the Company believes are essentially equivalent to cash, have been accounted for as “available for sale securities” in accordance with Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Notes, which were redeemed and converted into cash on October 1, 2004, permitted the Company to put the Notes back to a remarketing agent at any time at 100% of par value and were secured by an irrevocable, direct pay letter of credit. Proceeds from the Notes were used to partially fund the acquisition of Smith and Hawken®.

      Reduced capital expenditures were responsible for $16.7 million of the decrease in cash requirements between the periods, as fewer significant capital projects were undertaken in fiscal 2004. We anticipate capital expenditures to be somewhat higher in fiscal 2005, likely in the range of $50 million, consistent with historical trends and approved spending levels. In fiscal 2003, major capital investments were made in the information systems area (principally supply chain related) and the Company completed a significant capacity expansion project at its Charleston, South Carolina professional fertilizer plant to support the consolidation of production from another manufacturing facility that was subsequently closed. Principal payments due on seller notes issued in conjunction with prior Scotts LawnService® acquisitions were $12.3 million in fiscal 2004 compared to $36.7 million in fiscal 2003. This reduction in payments on seller notes was directly attributable to fewer acquisitions being completed during the second half of fiscal 2003 and throughout fiscal 2004.

      Financing activities used cash of $133.0 million in fiscal 2004, compared to a cash usage of $59.0 million the prior year. During the first quarter of fiscal 2004, we restructured our borrowing arrangements through the refinancing of our former Credit Agreement and the redemption of our 8 5/8% Senior Subordinated Notes, which were replaced by the issuance of our 6 5/8% Senior Subordinated Notes. On October 22, 2003, the Company consummated a series of transactions which included the repayment of the term loans outstanding under the former Credit Agreement, the termination of the Credit Agreement, the execution of the Second Amended and Restated Credit Agreement (“New Credit Agreement”), and the borrowing of $500 million in the form of term loans under the New Credit Agreement. On June 24, 2004, the Company repaid $100 million of the $499 million term loans then outstanding under the New Credit Agreement. On August 13, 2004, the Company refinanced its existing term loan facility with a new term loan facility (“New Term Loans”) consisting of a $250 million Tranche A

Loan and a $150 million Tranche B Loan. The New Term Loans carry a variable interest rate based on prime or LIBOR at the Company’s option (currently LIBOR) plus a spread which is approximately 66 basis points lower than we were required to pay under the terms of the former Term Loan Facility. For further details concerning the refinancing of our former Credit Agreement and redemption of our 8 5/8% Senior Subordinated Notes, please see Note 9 to the Consolidated Financial Statements.

      Our primary sources of liquidity are cash generated by operations and borrowings under our New Credit Agreement. The New Credit Agreement consists of a $700 million multi-currency revolving credit commitment and a term loan facility that was initially $500 million subsequently reduced as a result of a voluntary $100 million prepayment on June 24, 2004. Note 9 to the Consolidated Financial Statements provides additional information pertaining to the refinancing of our former Credit Agreement, the establishment of our New Credit Agreement (including a description of financial covenants and cross-default provisions) the redemption of our 8 5/8% Senior Subordinated Notes, the issuance of our 6 5/8% Senior Subordinated Notes and New Term Loans. At September 30, 2004, we were in compliance with our debt covenants.

      Total cash and cash equivalents were $115.6 million at September 30, 2004, a decrease of $40.3 million from September 30, 2003. We elected not to use cash on hand at September 30, 2004 and September 30, 2003 to pay down indebtedness since voluntary repayments permanently reduce the total borrowing commitments under the terms of the credit facility. Under the terms of the former Credit Agreement, a mandatory excess cash flow prepayment of $24.4 million was made in early fiscal 2003 based on fiscal 2002’s results of operations and cash flow. While this mandatory excess cash flow prepayment requirement was also in effect during fiscal 2004, we were not required to fund this payment since the Company’s leverage ratios were well below levels triggering a mandatory prepayment.

      Our year-end cash effectively serves to reduce our average indebtedness by reducing seasonal borrowings made under our revolving credit facility to fund seasonal working capital needs. We have not paid dividends on our common shares in the past. However, given our rapidly improving financial condition and levels of cash generated by the business, we are currently evaluating various capital structure strategies and the use of capital for cash generated in the future. These uses may include continued debt repayment, funding of selective acquisitions to support future growth, payment of dividends and share repurchases. On October 2, 2004, Scotts acquired all outstanding shares of Smith & Hawken® for a total cost of $74.9 million including prepayment of existing debt obligations.

      The payment of future dividends and share repurchases, if any, will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements, restrictions in financing agreements, business conditions and other factors. We did not repurchase any treasury shares in fiscal 2004 or 2003.

      The funded status of our pension plans improved $11.5 million in fiscal 2004 due to $15.8 million in employer contributions and better than anticipated investment returns on the plans assets, which together more than offset higher benefit obligations, required benefit payments and the impact of foreign currency translation on our International plans. The unfunded status of our curtailed defined benefit plans in the United States decreased from a deficit of $29.5 million at September 30, 2003 to a deficit of $22.5 million at September 30, 2004. Our International plans’ deficit was reduced from $55.4 million in fiscal 2003 to $50.9 million in fiscal 2004. Employer contributions to the plans in fiscal 2005 are not expected to increase versus 2004.

      The Company’s off-balance sheet financing arrangements are in the form of operating leases that are disclosed in the Notes to the Consolidated Financial Statements. As of September 30, 2004, we had $13.2 million of outstanding guarantees, primarily related to deferred purchase obligations on Scotts LawnService® acquisitions. During the second quarter of fiscal 2004, we took final delivery on a used aircraft under the terms of a synthetic operating lease agreement as disclosed in Note 14 to the Consolidated Financial Statements.

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

      The following table summarizes our future cash outflows for contractual obligations as of September 30, 2004 (in millions):

		Payments Due by Period

					More than
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	5 years

Long-term debt obligations	$617.4	$15.5	$17.5	$236.8	$347.6
Operating lease obligations	63.0	16.3	26.0	15.4	5.3
Purchase obligations	178.3	89.4	69.8	18.5	0.6
Smith & Hawken® acquisition	74.9	74.9
Annual contribution payment under Roundup® marketing agreement	350.0	25.0	50.0	50.0	225.0

Total contractual cash obligations	$1,283.6	$221.1	$163.3	$320.7	$578.5

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

Environmental Matters

     We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial position. However, there can be no assurance that the resolution of these matters will not materially affect future quarterly or annual results of operations, financial condition or cash flows of the Company. Additional information on environmental matters affecting us is provided in “ITEM 1. BUSINESS — Environmental and Regulatory Considerations,” “ITEM 1. BUSINESS — Regulatory Actions” and “ITEM 3. LEGAL PROCEEDINGS.”

Management’s Outlook

     We are very pleased with the Company’s performance in fiscal 2004. Despite upward pressure on commodity raw material costs, execution issues and poor spring weather conditions in Europe, the Company delivered record net sales and income from operations for the year. Our sales results were driven by strong point of sales growth in our North America business, particularly lawn fertilizer and control products and continued rapid expansion of our Scotts LawnService® business.

      We set challenging growth targets for fiscal 2004, including aggressive sales growth and share gains within the North American consumer lawn and garden categories. We also undertook a significant Enterprise Resource Planning (“ERP”) project in our major European countries with installations in the United Kingdom and France, which followed installations in Germany and Austria the year before. We also continued to strive to improve customer service levels throughout the core consumer retail business and in Scotts LawnService®. We were successful at strengthening our relationships with key accounts by continuing to improve in-season execution and moving to “just in time” replenishment of store inventory levels. As a result, order fill levels reached all time highs in our North American business. Similarly, we made significant strides to improve customer service throughout Scotts LawnService® by restructuring field incentives to focus more on customer retention and by spending more time and money training technicians pre and in-season on customer service. Our consumer businesses in the United Kingdom and France experienced challenges in converting their existing “Legacy” systems to SAP while also implementing aggressive supply chain rationalization plans. As a result, these businesses experienced some product availability shortages, particularly early in the season, and manufacturing cost overruns which we do not expect to repeat in fiscal 2005.

      Our strong results in fiscal 2004 set the stage for another successful year in 2005. We are committed to improving the results of our International business and have aggressively addressed the supply chain challenges we faced in fiscal 2004. Our focus is to improve gross profit margins in each business segment by continuing to improve product mix and strengthening our Global Supply Chain organization while aggressively seeking cost reduction initiatives throughout the purchasing, logistics and manufacturing areas. We will continue to invest aggressively in media advertising, marketing research and in-store merchandising programs to drive category growth and margin expansion. Our strategy is also to continue to develop new distribution channels and to leverage our strong brands to enter profitable adjacent product categories. We will also further expand our research and development activities and expect to introduce several new value-added products that will provide new features and benefits to consumers while improving both retailer and Company margins.

      We believe fiscal 2005 will be another year of profitable growth, with continued focus on improving return on invested capital and strong cash flow generation a priority.

Forward-Looking Statements

     We have made and will make “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in our 2004 Annual Report, in this Annual Report on Form 10-K and in other contexts relating to future growth and profitability targets and strategies designed to increase total shareholder value. Forward-looking statements also include, but are not limited to, information regarding our future economic and financial condition, the plans and objectives of our management and our assumptions regarding our performance and these plans and objectives.

      The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statements. We desire to take advantage of the “safe harbor” provisions of that Act.

      Some forward-looking statements that we make in our 2004 Annual Report, in this Annual Report on Form 10-K and in other contexts represent challenging goals for our company, and the achievement of these goals is subject to a variety of risks and assumptions and numerous factors beyond our control. Important factors that could cause actual results to differ materially from the forward-looking statements we make are described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by the following cautionary statements.

•	OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND PREVENT US FROM FULFILLING OUR OBLIGATIONS.

We have a significant amount of debt. Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations under outstanding indebtedness and otherwise;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of cash flows from operating activities to payments on our indebtedness, which would reduce the cash flows available to fund working capital, capital expenditures, advertising, research and development efforts and other general corporate requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our ability to borrow additional funds; and

•	expose us to risks inherent in interest rate fluctuations because some of our borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

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

•	RESTRICTIVE COVENANTS MAY ADVERSELY AFFECT US.

The New Credit Agreement and the indenture governing our 6 5/8% Senior Subordinated Notes (the “New Indenture”) contain restrictive covenants and cross default provisions that require us to maintain specified financial ratios. Our ability to satisfy those financial ratios can be affected by events beyond our control, and we cannot assure you that we will satisfy those ratios. A breach of any of these financial ratio covenants or other covenants in the New Credit Agreement or the New Indenture could result in a default under the New Credit Agreement and/or the New Indenture. Upon the occurrence of an event of default under the New Credit Agreement and/or the New Indenture, the lenders and/or noteholders could elect to declare the applicable outstanding indebtedness to be immediately due and payable and, in the case of our lenders under the New Credit Agreement, terminate all commitments to extend further credit. We cannot be sure that our lenders or the noteholders would waive a default or that we could pay the indebtedness in full if it were accelerated.

•	ADVERSE WEATHER CONDITIONS COULD ADVERSELY IMPACT FINANCIAL RESULTS.

Weather conditions in North America and Europe have a significant impact on the timing of sales in the spring selling season and overall annual sales. An abnormally cold spring throughout North America and/or Europe could adversely affect both fertilizer and pesticide sales and, therefore, our financial results.

•	OUR HISTORICAL SEASONALITY COULD IMPAIR OUR ABILITY TO PAY OBLIGATIONS AS THEY COME DUE IN ADDITION TO OUR OPERATING EXPENSES.

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

•	PERCEPTIONS THAT THE PRODUCTS WE PRODUCE AND MARKET ARE NOT SAFE COULD ADVERSELY AFFECT US.

We manufacture and market a number of complex chemical products, such as fertilizers, growing media, herbicides and pesticides, bearing one of our brand names. On occasion, allegations are made that some of our products have failed to perform up to expectations or have caused damage or injury to individuals or property. Based on reports of contamination at a third party supplier’s vermiculite mine, the public may perceive that some of our products manufactured in the past using vermiculite are or may also be contaminated. Public perception that our products are not safe, whether justified or not, could impair our reputation, involve us in litigation, damage our brand names and have a material adverse affect our business.

•	THE NATURE OF CERTAIN OF OUR PRODUCTS AND OUR BUSINESS SUCCESS CONTRIBUTE TO THE RISK THAT THE COMPANY WILL BE SUBJECTED TO LAWSUITS.

The nature of certain of our products and our business success contribute to the risk that the Company will be subjected to lawsuits. The following are among the factors that contribute to this litigation risk:

•	We manufacture and market a number of complex chemical products bearing our brand names, including fertilizers, growing media, herbicides and pesticides. There is a portion of the population that perceives all chemical products as potentially hazardous. This perception, regardless of its merits, enhances the risk that the Company will be subjected to product liability claims that allege harm from exposure to our products. Product liability claims are brought against the Company from time to time.

•	A third party vendor supplied contaminated vermiculite ore to the Company. Although our use of vermiculite ore from the contaminated source ended over twenty years ago, our former relationship with this supplier enhances the risk that the Company will be subjected to personal injury and product liability claims relating to the use of vermiculite in some of our products.

•	We are a significant competitor in many of the markets in which we compete. Our success in our markets enhances the risk that the Company will be targeted by plaintiffs’ lawyers, consumer groups, competitors and others asserting antitrust claims. Antitrust claims are brought against the Company from time to time. The Company believes that the antitrust claims of which it is aware are without merit.

Please see “ITEM 3. LEGAL PROCEEDINGS” and Note 16 to the Consolidated Financial Statements.

•	BECAUSE OF THE CONCENTRATION OF OUR SALES TO A SMALL NUMBER OF RETAIL CUSTOMERS, THE LOSS OF ONE OR MORE OF, OR SIGNIFICANT DECLINE IN ORDERS FROM, OUR TOP CUSTOMERS COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS.

North America net sales represent approximately 73% of our worldwide net sales in fiscal 2004. Our top three North American retail customers together accounted for 67% of our North America fiscal 2004 net sales and 60% of our outstanding accounts receivable as of September 30, 2004. Home Depot, Wal*Mart and Lowe’s represented approximately 36%, 18% and 13%, respectively, of our fiscal 2004 North America net sales. The loss of, or reduction in orders from, Home Depot, Wal*Mart, Lowe’s or any other significant customer could have a material adverse effect on our business and our financial results, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from any of these customers could also have a material adverse affect.

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

•	THE HIGHLY COMPETITIVE NATURE OF THE COMPANY’S MARKETS COULD ADVERSELY AFFECT THE ABILITY OF THE COMPANY TO GROW OR MAINTAIN REVENUES.

Each of our segments participates in markets that are highly competitive. Many of our competitors sell their products at prices lower than ours, and we compete primarily on the basis of product quality, product performance, value, brand strength, supply chain competency and advertising. Some of our competitors have significant financial resources. The strong competition that we face in all of our markets may prevent us from achieving our revenue goals, which may have a material adverse affect on our financial condition and results of operations.

•	IF MONSANTO WERE TO TERMINATE THE MARKETING AGREEMENT FOR CONSUMER ROUNDUP® PRODUCTS WITHOUT BEING REQUIRED TO PAY ANY TERMINATION FEE, WE WOULD LOSE A SUBSTANTIAL SOURCE OF FUTURE EARNINGS.

If we were to commit a serious default under the marketing agreement with Monsanto for consumer Roundup® products, Monsanto may have the right to terminate the agreement. If Monsanto were to terminate the marketing agreement for cause, we would not be entitled to any termination fee, and we would lose all, or a significant portion, of the significant source of earnings and overhead expense absorption the marketing agreement provides. Monsanto may also be able to terminate the marketing agreement within a given region, including North America, without paying us a termination fee if sales to consumers in that region decline:

•	over a cumulative three fiscal year period; or

•	by more than 5% for each of two consecutive fiscal years.

•	HAGEDORN PARTNERSHIP, L.P. BENEFICIALLY OWNS APPROXIMATELY 33% OF OUR OUTSTANDING COMMON SHARES.

Hagedorn Partnership, L.P. beneficially owned approximately 33% of our outstanding common shares as of November 1, 2004, and has sufficient voting power to significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders.

•	COMPLIANCE WITH ENVIRONMENTAL AND OTHER PUBLIC HEALTH REGULATIONS COULD INCREASE OUR COST OF DOING BUSINESS.

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

The Food Quality Protection Act, enacted by the U.S. Congress in August 1996, establishes a standard for food-use pesticides, which standard is the reasonable certainty that no harm will result from the cumulative effect of pesticide exposures. Under this act, the U.S. EPA is evaluating the cumulative risks from dietary and non-dietary exposures to pesticides. The pesticides in our products, certain of which may be used on crops processed into various food products, are typically manufactured by independent third parties and continue to be evaluated by the U.S. EPA as part of this exposure risk assessment. The U.S. EPA or the third party registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. For example, in June 2000, DowAgroSciences, an active ingredient registrant, voluntarily agreed to a gradual phase-out of residential uses of chlorpyrifos, an active ingredient used in our lawn and garden products. In December 2000, the U.S. EPA reached agreement with various parties, including manufacturers of the active ingredient diazinon, regarding a phased withdrawal from retailers by December 2004 of residential uses of products containing diazinon, also used in our lawn and garden products. We cannot predict the outcome or the severity of the effect of their continuing evaluations.

In addition, the use of certain pesticide and fertilizer products is regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may include requirements that only certified or professional users apply the product or that certain products be used only on certain types of locations, may require users to post notices on properties to which products have been or will be applied, may require notification to individuals in the vicinity that products will be applied in the future or may ban the use of certain ingredients. Even if we are able to comply with all such regulations and obtain all necessary registrations, we cannot assure you that our products, particularly pesticide products, will not cause injury to the environment or to people under all circumstances. The costs of compliance, remediation or products liability have adversely affected operating results in the past and could materially affect future quarterly or annual operating results.

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

In addition to the regulations already described, local, state, federal and foreign agencies regulate the disposal, handling and storage of waste, air and water discharges from our facilities. In June

1997, the Ohio EPA initiated an enforcement action against us with respect to alleged surface water violations and inadequate treatment capabilities at our Marysville, Ohio facility and is seeking corrective action under the federal Resource Conservation and Recovery Act. We have met with the Ohio EPA and the Ohio Attorney General’s office to negotiate an amicable resolution of these issues. On December 3, 2001, an agreed judicial Consent Order was submitted to the Union County Common Pleas Court and was entered by the court on January 25, 2002.

During fiscal 2004, 2003, and 2002 we expensed approximately $3.3 million, $1.5 million, and $5.4 million for environmental matters.

The adequacy of these estimated future expenditures is based on our operating in substantial compliance with applicable environmental and public health laws and regulations and several significant assumptions:

•	that we have identified all of the significant sites that must be remediated;

•	that there are no significant conditions of potential contamination that are unknown to us; and

•	that with respect to the agreed judicial Consent Order in Ohio, the potentially contaminated soil can be remediated in place rather than having to be removed and only specific stream segments will require remediation as opposed to the entire stream.

If there is a significant change in the facts and circumstances surrounding these assumptions or if we are found not to be in substantial compliance with applicable environmental and public health laws and regulations, it could have a material impact on future environmental capital expenditures and other environmental expenses and our results of operations, financial position and cash flows.

•	OUR SIGNIFICANT INTERNATIONAL OPERATIONS MAKE US SUSCEPTIBLE TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES AND TO THE COSTS OF INTERNATIONAL REGULATION.

We currently operate manufacturing, sales and service facilities outside of North America, particularly in the United Kingdom, Germany, France and the Netherlands. In fiscal 2004, international sales accounted for approximately 20% of our total sales. Accordingly, we are subject to risks associated with operations in foreign countries, including:

•	fluctuations in currency exchange rates;
•	limitations on the conversion of foreign currencies into U.S. dollars;
•	limitations on the remittance of dividends and other payments by foreign subsidiaries;
•	additional costs of compliance with local regulations; and
•	historically, in certain countries, higher rates of inflation than in the United States.

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

Interest Rate Risk

     We have various debt instruments outstanding at September 30, 2004 and 2003 that are impacted by changes in interest rates. As a means of managing our interest rate risk on these debt instruments, we enter into interest rate swap agreements to effectively convert certain variable rate debt obligations to fixed rates.

      At September 30, 2004 and 2003, we had outstanding nine and five interest rate swaps, respectively, with major financial institutions that effectively convert a portion of our variable-rate debt to a fixed rate. The swaps have notional amounts between $10 million and $50 million ($175 million and $75 million in total, respectively at September 30, 2004 and 2003) with three to seven year terms commencing in October 2001. Under the terms of these swaps, the Company pays rates ranging from 2.76% to 3.76% and receives three-month LIBOR.

      The following table summarizes information about our derivative financial instruments and debt instruments that are sensitive to changes in interest rates as of September 30, 2004 and 2003. For debt instruments, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents expected cash flows based on notional amounts and weighted-average interest rates by contractual maturity dates. Weighted-average variable rates are based on implied forward rates in the yield curve at September 30, 2004 and 2003. A change in our variable interest rate of 1% would have a $2.2 million impact on interest expense for the $224 million of our variable rate debt that has not been hedged via an interest rate swap at September 30, 2004. The information is presented in U.S. dollars (in millions):

	Expected Maturity Date
								Fair
2004	2005	2006	2007	2008	2009	After	Total	Value

Long-term debt:
Fixed rate debt						$200.0	$200.0	$211.8
Average rate						6.625%	6.625%
Variable rate debt	$4.0	$4.0	$12.8	$43.4	$192.7	$142.1	$399.0	$399.0
Average rate	3.98%	3.98%	3.98%	3.98%	3.98%	3.98%	3.98%
Interest rate derivatives:
Interest rate swaps based on US dollar LIBOR	$1.6	$0.3	$(0.4)	$(0.8)	$(0.2)		$0.5	$0.5
Average rate	3.53%	3.43%	3.43%	3.53%	3.55%		3.75%

	Expected Maturity Date
								Fair
2003	2004	2005	2006	2007	2008	After	Total	Value

Long-term debt:
Fixed rate debt						$400.0	$400.0	$424.0
Average rate						8.625%	8.625%
Variable rate debt	$38.6	$49.2	$0.9	$178.4	$59.4		$326.5	$326.5
Average rate	4.97%	4.97%	4.59%	4.59%	4.59%		4.70%
Interest rate derivatives:
Interest rate swaps based on US dollar LIBOR	$0.5	$1.6					$2.1	$2.1
Average rate	5.18%	3.76%					4.22%

Other Market Risks

     Our market risk associated with foreign currency rates is not considered to be material. Through fiscal 2004, we had only minor amounts of transactions that were denominated in currencies other than the currency of the country of origin. We are subject to market risk from fluctuating market prices of certain raw materials, including urea and other chemicals and paper and plastic products. Our objectives surrounding the procurement of these materials are to ensure continuous supply and to minimize costs. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. We do not enter into forward contracts or other market instruments as a means of achieving our objectives or minimizing our risk exposures on these materials.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and other information required by this Item are contained in the consolidated financial statements, notes thereto and schedules listed in the “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 47 herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.	CONTROLS AND PROCEDURES

     With the participation of the principal executive officer and principal financial officer of The Scotts Company (the “Registrant”), the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that:

•	information required to be disclosed by the Registrant in this Annual Report on Form 10-K and the other reports that the Registrant files or submits under the Exchange Act would be accumulated and communicated to the Registrant’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•	information required to be disclosed by the Registrant in this Annual Report on Form 10-K and the other reports that the Registrant files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	the Registrant’s disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that material information relating to the Registrant and its consolidated subsidiaries is made known to them, particularly during the period in which the Registrant’s periodic reports, including this Annual Report on Form 10-K, are being prepared.

      In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In accordance with General Instruction G(3) of Form 10-K, the information regarding directors required by Item 401 of SEC Regulation S-K is incorporated herein by reference from the material which will be included under the caption “PROPOSAL NUMBER 1 — ELECTION OF DIRECTORS” in the Registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on January 27, 2005 to be filed with the SEC pursuant to a Registration Statement on Form S-4 pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Proxy Statement”). The information regarding executive officers of the Registrant required by Item 401 of SEC Regulation S-K is included in “SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.” The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the material which will be included under the caption “BENEFICIAL OWNERSHIP OF SECURITIES OF SCOTTS — Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement.

      Information concerning the Registrant’s Audit Committee and the determination by the Registrant’s Board of Directors that at least one member of the Audit Committee qualifies as an “audit committee financial expert” is incorporated herein by reference from the information which will be included under the caption “PROPOSAL NUMBER 1 — ELECTION OF DIRECTORS — Committees and Meetings of the Board — Audit Committee” in the Registrant’s Proxy Statement. Information concerning the nomination process for director candidates is incorporated herein by reference from the information which will be included under the captions “PROPOSAL NUMBER 1 — ELECTION OF DIRECTORS — Committees and Meetings of the Board — Governance and Nominating Committee” and “PROPOSAL NUMBER 1 — ELECTION OF DIRECTORS — Nomination of Directors.”

      The Board of Directors of the Registrant has adopted charters for each of the Audit Committee, the Governance and Nominating Committee, the Compensation and Organization Committee and the Innovation & Technology Committee.

      In accordance with the requirements of Section 303A.10 of the New York Stock Exchange’s Listed Company Manual, the Board of Directors of the Registrant has adopted a Code of Business Conduct and Ethics covering the Registrant’s Board members and associates, including, without limitation, the Registrant’s principal executive officer, principal financial officer and principal accounting officer. The Registrant intends to disclose the following on its Internet website located at http://www.investor.scotts.com within four business days following their occurrence: (A) the date and nature of any amendment to a provision of its Code of Business Conduct and Ethics that (i) applies to the Registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the code of ethics definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver) of any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics to the Registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to one or more of the items set forth in Item 406(b) of SEC Regulation S-K.

      The text of the Code of Business Conduct and Ethics, the Registrant’s Corporate Governance Guidelines, the Audit Committee charter, the Governance and Nominating Committee charter and the Compensation and Organization Committee charter are posted on the Registrant’s Internet website located at http://www.investor.scotts.com. Interested persons may also obtain copies of each of these documents without charge by writing to The Scotts Company, Attention: Corporate Secretary, 14111 Scottslawn Road, Marysville, Ohio 43041. In addition, a copy of the Code of Business Conduct and Ethics is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     In accordance with General Instruction G(3) of Form 10-K, the information contained under the captions “EXECUTIVE COMPENSATION — Summary of Cash and Other Compensation, — Option/ SAR Grants in 2004 Fiscal Year, — Option Exercises in 2004 Fiscal Year and 2004 Fiscal Year-End Option/ SAR Values, — Executive Retirement Plan, — Pension Plans, and — Employment Agreements and Termination of Employment and Change-in-Control Arrangements” and “PROPOSAL NUMBER 1 — ELECTION OF DIRECTORS — Compensation of Directors” in the Registrant’s Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     In accordance with General Instruction G(3) of Form 10-K, the information contained under the captions “BENEFICIAL OWNERSHIP OF SECURITIES OF SCOTTS” and “EXECUTIVE COMPENSATION — Equity Compensation Plan Information” in the Registrant’s Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In accordance with General Instruction G(3) of Form 10-K, the information contained under the captions “BENEFICIAL OWNERSHIP OF SECURITIES OF SCOTTS”, “PROPOSAL NUMBER 1 — ELECTION OF DIRECTORS” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in the Registrant’s Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     In accordance with General Instruction G(3) of Form 10-K, the information contained under the captions “AUDIT COMMITTEE MATTERS — Fees of the Independent Registered Public Accounting Firm and — THE SCOTTS COMPANY THE AUDIT COMMITTEE POLICIES AND PROCEDURES REGARDING APPROVAL OF SERVICES PROVIDED BY THE INDEPENDENT AUDITOR” in the Registrant’s Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

      1 and 2. Financial Statements and Financial Statement Schedule:

The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K. Reference is made to the “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 47 herein.

      3.     Exhibits:

Exhibits filed with this Annual Report on Form 10-K are attached hereto or incorporated herein by reference. For a list of such exhibits, see “Index to Exhibits” beginning at page 100. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

EXECUTIVE COMPENSATORY PLANS AND ARRANGEMENTS

Exhibit
No.	Description	Location

10(a)(1)	The O.M. Scott & Sons Company Excess Benefit Plan, effective October 1, 1993	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993, of The Scotts Company, a Delaware corporation (File No. 0-19768) [Exhibit 10(h)]
10(a)(2)	First Amendment to The O.M. Scott & Sons Company Excess Benefit Plan, effective as of January 1, 1998	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(a)(2)]
10(a)(3)	Second Amendment to The O.M. Scott & Sons Company Excess Benefit Plan, effective as of January 1, 1999	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(a)(3)]
10(b)(1)	The Scotts Company 1992 Long Term Incentive Plan (as amended through May 15, 2000)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2000 (File No. 1-13292) [Exhibit 10(b)]
10(b)(2)	The Scotts Company 1992 Long Term Incentive Plan (2002 Amendment)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2002 (File No. 1-13292) [Exhibit 10(b)(i)]
10(c)	The Scotts Company Executive Annual Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(c)]
10(d)(1)	The Scotts Company 1996 Stock Option Plan (as amended through May 15, 2000)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2000 (File No. 1-13292) [Exhibit 10(d)]
10(d)(2)	The Scotts Company 1996 Stock Option Plan (2002 Amendment)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2002 (File No. 1-13292) [Exhibit 10(d)(i)]

Exhibit
No.	Description	Location

10(e)	Specimen form of Stock Option Agreement (as amended through October 23, 2001) for Non-Qualified Stock Options granted to employees under The Scotts Company 1996 Stock Option Plan, U.S. specimen	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(e)]
10(f)	Specimen form of Stock Option Agreement (as amended through October 23, 2001) for Non-Qualified Stock Options granted to employees under The Scotts Company 1996 Stock Option Plan, French specimen	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(f)]
10(g)(1)	The Scotts Company Executive Retirement Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 1-11593) [Exhibit 10(j)]
10(g)(2)	First Amendment to The Scotts Company Executive Retirement Plan, effective as of January 1, 1999	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(g)(2)]
10(g)(3)	Second Amendment to The Scotts Company Executive Retirement Plan, effective as of January 1, 2000	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(g)(3)]
10(g)(4)	Third Amendment to The Scotts Company Executive Retirement Plan, effective as of January 1, 2003	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 1-13292) [Exhibit 10(g)(4)]
10(g)(5)	Fourth Amendment to The Scotts Company Executive Retirement Plan, effective as of January 1, 2004	*
10(h)	Employment Agreement, dated as of May 19, 1995, between the Registrant and James Hagedorn	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (File No. 1-11593) [Exhibit 10(p)]
10(i)	Letter agreement, dated June 8, 2000, between the Registrant and Patrick J. Norton	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 1-13292) [Exhibit 10(q)]
10(j)	Letter agreement, dated November 5, 2002, pertaining to the terms of employment of Mr. Norton through December 31, 2005, and superseding certain provisions of the letter agreement, dated June 8, 2000, between the Registrant and Mr. Norton	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 1-13292) [Exhibit 10(q)]

Exhibit
No.	Description	Location

10(k)	Written description of employment terms between the Registrant and David M. Aronowitz, Michael P. Kelty, Ph.D., Christopher L. Nagel and Denise S. Stump	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 1-13292) [Exhibit 10(k)]
10(l)	The Scotts Company 2003 Stock Option and Incentive Equity Plan	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2002 (File No. 1-13292) [Exhibit 10(w)]
10(m)	Letter agreement, dated April 23, 2003, between the Registrant and Robert F. Bernstock	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2003 (File No. 1-13292) [Exhibit 10(x)]
10(n)	Employment Agreement and Covenant Not to Compete, effective October 1, 2004, between The Scotts Company and Robert F. Bernstock	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 19, 2004 (File No. 1-13292) [Exhibit 10.1]
10(o)	First Amendment to Employment Agreement and Covenant Not to Compete, effective October 1, 2004, between The Scotts Company and Robert F. Bernstock	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 19, 2004 (File No. 1-13292) [Exhibit 10.2]
10(p)	Second Amendment to Employment Agreement and Covenant Not to Compete, effective October 1, 2004, between The Scotts Company and Robert F. Bernstock	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 19, 2004 (File No. 1-13292) [Exhibit 10.3]
10(q)	The Scotts Company 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors, effective as of October 1, 2004, between The Scotts Company and Robert F. Bernstock, in respect of grant of 25,000 shares of restricted stock	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 19, 2004 (File No. 1-13292) [Exhibit 10.4]
10(r)	Amendment to The Scotts Company 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors, effective as of October 1, 2004, between The Scotts Company and Robert F. Bernstock, in respect of June 2, 2003 award of freestanding stock appreciation rights	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 19, 2004 (File No. 1-13292) [Exhibit 10.5]
10(s)	Amendment to The Scotts Company 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors, effective as of October 1, 2004, between The Scotts Company and Robert F. Bernstock, in respect of November 19, 2003 award of freestanding stock appreciation rights	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 19, 2004 (File No. 1-13292) [Exhibit 10.6]
10(t)	Form of 1996 Stock Option Plan Award Agreement	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 19, 2004 (File No. 1-13292) [Exhibit 10.7]

Exhibit
No.	Description	Location

10(u)	Form of 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 19, 2004 (File No. 1-13292) [Exhibit 10.8]
10(v)	Form of 2003 Stock Option and Incentive Equity Plan Award Agreement for Directors	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 19, 2004 (File No. 1-13292) [Exhibit 10.9]

*	Filed herewith.

      (b) EXHIBITS

      Exhibits filed with this Annual Report on Form 10-K are attached hereto or incorporated herein by reference. For a list of such exhibits, see “Index to Exhibits” beginning at page 100.

      (c) FINANCIAL STATEMENT SCHEDULE

      The financial statement schedule filed with this Annual Report on Form 10-K is submitted in a separate section hereof. For a list of such financial statement schedule, see “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 47 herein.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS COMPANY
Dated: November 24, 2004	By: /s/ JAMES HAGEDORN James Hagedorn, President, Chief Executive Officer and Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK R. BAKER Mark R. Baker	Director	November 24, 2004

/s/ LYNN J. BEASLEY Lynn J. Beasley	Director	November 24, 2004

/s/ GORDON F. BRUNNER Gordon F. Brunner	Director	November 24, 2004

/s/ ARNOLD W. DONALD Arnold W. Donald	Director	November 24, 2004

/s/ JOSEPH P. FLANNERY Joseph P. Flannery	Director	November 24, 2004

/s/ JAMES HAGEDORN James Hagedorn	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	November 24, 2004

/s/ KATHERINE HAGEDORN LITTLEFIELD Katherine Hagedorn Littlefield	Director	November 24, 2004

/s/ KAREN G. MILLS Karen G. Mills	Director	November 24, 2004

/s/ CHRISTOPHER L. NAGEL Christopher L. Nagel	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	November 24, 2004

/s/ PATRICK J. NORTON Patrick J. Norton	Director	November 24, 2004

/s/ STEPHANIE M. SHERN Stephanie M. Shern	Director	November 24, 2004

/s/ JOHN M. SULLIVAN John M. Sullivan	Director	November 24, 2004

/s/ JOHN WALKER, PH.D. John Walker, Ph.D.	Director	November 24, 2004

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

      Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF MANAGEMENT

      Management of The Scotts Company is responsible for the preparation, integrity and objectivity of the financial information presented in this Annual Report on Form 10-K. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances and, accordingly, include some amounts that are based on management’s best judgments and estimates.

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

      The financial statements have been audited by PricewaterhouseCoopers LLP, recommended by the Audit Committee and approved by the Board of Directors. The independent registered public accounting firm conducts a review of internal accounting controls to the extent required by generally accepted auditing standards and perform such tests and related procedures as they deem necessary to arrive at an opinion on the fairness of the financial statements in accordance with generally accepted accounting principles in the United States of America.

      The Board of Directors, through its Audit Committee consisting solely of non-management directors, meets periodically with management, internal audit personnel and the independent auditors to discuss internal accounting controls and auditing and financial reporting matters. The Audit Committee reviews with the independent registered public accounting firm the scope and results of the audit effort. Both internal audit personnel and the independent registered public accounting firm have access to the Audit Committee with or without the presence of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Scotts Company:

      In our opinion, the consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of The Scotts Company at September 30, 2004 and September 30, 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 6 to the financial statements, effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Also, as discussed in Note 1 to the financial statements, effective October 1, 2002, the Company adopted the prospective method of recognizing the fair value of stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”.

/s/ PricewaterhouseCoopers LLP

Columbus, OH

November 22, 2004

The Scotts Company

Consolidated Statements of Operations
for the fiscal years ended September 30, 2004, 2003 and 2002
(in millions, except per share data)

	2004	2003	2002

Net sales	$2,037.9	$1,887.7	$1,723.7
Cost of sales	1,267.6	1,189.7	1,088.8
Restructuring and other charges	0.6	9.1	1.7

Gross profit	769.7	688.9	633.2
Gross commission earned from marketing agreement	58.2	45.9	39.6
Amortization of deferred marketing fee	3.3	3.3	3.4
Contribution expenses under marketing agreement	26.4	25.0	20.0

Net commission earned from marketing agreement	28.5	17.6	16.2
Operating expenses:
Selling, general and administrative	368.6	320.4	297.9
Selling, general and administrative – lawn service business	56.8	46.2	30.8
Stock-based compensation	7.8	4.8
Restructuring and other charges	9.1	8.0	6.4

	442.3	379.4	335.1
Advertising	105.0	97.7	82.2
Amortization of intangible assets	8.3	8.6	5.7
Other income, net	(10.2)	(10.8)	(12.0)

Income from operations	252.8	231.6	238.4
Costs related to refinancings	45.5
Interest expense	48.8	69.2	76.3

Income before income taxes	158.5	162.4	162.1
Income taxes	58.0	59.2	61.6

Net income from continuing operations	100.5	103.2	100.5
Net income from discontinued operations	0.4	0.6	0.5
Cumulative effect of change in accounting for intangible assets, net of tax			(18.5)

Net income	$100.9	$103.8	$82.5

Basic earnings per share:
Weighted-average common shares outstanding during the period	32.3	30.9	29.3

Basic earnings per common share:
Net income from continuing operations	$3.11	$3.34	$3.43
Net income from discontinued operations	0.01	0.02	0.01
Cumulative effect of change in accounting for intangible assets, net of tax			(0.63)

Basic earnings per share	$3.12	$3.36	$2.81

Diluted earnings per share:
Weighted-average common shares outstanding during the period and dilutive potential common shares	33.3	32.1	31.7

Diluted earnings per common share:
Net income from continuing operations	$3.02	$3.21	$3.18
Net income from discontinued operations	0.01	0.02	0.01
Cumulative effect of change in accounting for intangible assets, net of tax			(0.58)

Diluted earnings per share	$3.03	$3.23	$2.61

See Notes to Consolidated Financial Statements.

The Scotts Company

Consolidated Statements of Cash Flows
for the fiscal years ended September 30, 2004, 2003 and 2002
(in millions)

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$100.9	$103.8	$82.5
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting for intangible assets, pre-tax			29.8
Costs related to refinancings	45.5
Stock-based compensation expense	7.8	4.8
Depreciation	46.1	40.3	34.4
Amortization	11.6	11.9	9.1
Deferred taxes	17.6	48.3	21.2
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(1.9)	(27.3)	(28.9)
Inventories	(14.0)	(5.3)	99.4
Prepaid and other current assets	(16.9)	3.7	(3.6)
Accounts payable	(18.7)	26.3	(22.0)
Accrued taxes and liabilities	29.5	6.6	17.5
Restructuring reserves	0.8	(7.1)	(27.9)
Other assets	0.5	3.7	(4.5)
Other liabilities	(6.3)	(3.4)	33.6
Other, net	11.7	9.8	(1.7)

Net cash provided by operating activities	214.2	216.1	238.9

CASH FLOWS USED IN INVESTING ACTIVITIES
Investment in available for sale securities	(121.4)
Redemption of available for sale securities	64.2
Investment in property, plant and equipment	(35.1)	(51.8)	(57.0)
Investments in acquired businesses, net of cash acquired	(8.2)	(20.4)	(31.0)
Payments on sellers notes	(12.3)	(36.7)	(32.0)
Other, net			7.0

Net cash used in investing activities	(112.8)	(108.9)	(113.0)

CASH FLOWS USED IN FINANCING ACTIVITIES
Net borrowings (repayments) under revolving and bank lines of credit	2.0	(17.6)	(97.6)
Repayment of term loans	(827.5)	(62.4)	(31.9)
Proceeds from issuance of term loans	900.0
Redemption of 8 5/8% Senior Subordinated Notes	(418.0)
Proceeds from issuance of 6 5/8% Senior Subordinated Notes	200.0
Issuance of 8 5/8% senior subordinated notes, net of issuance fees			70.2
Financing and issuance fees	(13.0)	(0.4)	(2.2)
Cash received from exercise of stock options	23.5	21.4	19.7

Net cash used in financing activities	(133.0)	(59.0)	(41.8)
Effect of exchange rate changes	(8.7)	8.0	(3.1)

Net (decrease) increase in cash	(40.3)	56.2	81.0
Cash and cash equivalents, beginning of period	155.9	99.7	18.7

Cash and cash equivalents, end of period	$115.6	$155.9	$99.7

See Notes to Consolidated Financial Statements.

The Scotts Company

Consolidated Balance Sheets
September 30, 2004 and 2003
(in millions except per share data)

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$115.6	$155.9
Investments	57.2
Accounts receivable, less allowance for uncollectible accounts of $29.0 in 2004 and $29.0 in 2003	292.4	290.5
Inventories, net	290.1	276.1
Current deferred tax asset	24.9	56.9
Prepaid and other assets	50.1	33.2

Total current assets	830.3	812.6
Property, plant and equipment, net	328.0	338.2
Goodwill, net	417.9	406.5
Intangible assets, net	431.0	429.0
Other assets	40.6	44.0

Total assets	$2,047.8	$2,030.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$22.1	$55.4
Accounts payable	130.3	149.0
Accrued liabilities	261.9	234.3
Accrued taxes	19.3	9.5

Total current liabilities	433.6	448.2
Long-term debt	608.5	702.2
Other liabilities	131.1	151.7

Total liabilities	1,173.2	1,302.1
Commitments and contingencies (Notes 15 and 16)
Shareholders’ equity:
Common shares, no par value per share, $.01 stated value per share, shares issued and outstanding of 32.8 in 2004 and 32.0 in 2003	0.3	0.3
Deferred compensation — stock awards	(10.4)	(8.3)
Capital in excess of stated value	443.0	398.4
Retained earnings	499.5	398.6
Accumulated other comprehensive loss	(57.8)	(60.8)

Total shareholders’ equity	874.6	728.2

Total liabilities and shareholders’ equity	$2,047.8	$2,030.3

See Notes to Consolidated Financial Statements.

The Scotts Company

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
for the fiscal years ended September 30, 2004, 2003 and 2002
(in millions)

	Common Shares			Capital in
			Deferred	Excess of	Retained
	Shares	Amount	Compensation	Stated Value	Earnings

Balance, September 30, 2001	31.3	$0.3		$398.3	$212.3
Net income					82.5
Foreign currency translation
Unrecognized loss on derivatives
Minimum pension liability
Comprehensive income
Issuance of common shares held in treasury				0.3

Balance, September 30, 2002	31.3	0.3		398.6	294.8
Net income					103.8
Stock-based compensation awarded			$(13.1)	13.1
Stock-based compensation expense			4.8
Foreign currency translation
Unrecognized gain on derivatives
Minimum pension liability
Comprehensive income
Issuance of common shares	0.7			(13.3)
Issuance of common shares held in treasury

Balance, September 30, 2003	32.0	0.3	(8.3)	398.4	398.6
Net income					100.9
Stock-based compensation awarded			(11.0)	11.0
Stock-based compensation expense			8.9
Foreign currency translation
Unrecognized gain on derivatives
Minimum pension liability
Comprehensive income
Issuance of common shares	0.8			33.6

Balance, September 30, 2004	32.8	$0.3	$(10.4)	$443.0	$499.5

The Scotts Company
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (continued)
for the fiscal years ended September 30, 2004, 2003 and 2002
(in millions)

			Accumulated Other Comprehensive Income

	Treasury Stock				Minimum Pension		Foreign
					Liability		Currency
	Shares	Amount	Derivatives		Adjustment		Translation	Total

Balance, September 30, 2001	(2.6)	$(70.0)	$(1.5)		$(13.3)		$(19.9)	$506.2
Net income								82.5
Foreign currency translation							1.7	1.7
Unrecognized loss on derivatives			(0.6	)(b)				(0.6)

Minimum pension liability					(24.4	)(a)		(24.4)
Comprehensive income								59.2
Issuance of common shares held in treasury	1.4	28.2						28.5

Balance, September 30, 2002	(1.2)	(41.8)	(2.1)		(37.7)		(18.2)	593.9
Net income								103.8
Stock-based compensation awarded
Stock-based compensation expense								4.8
Foreign currency translation							(2.8)	(2.8)
Unrecognized gain on derivatives			0.8	(b)				0.8
Minimum pension liability					(0.8	)(a)		(0.8)

Comprehensive income								101.0
Issuance of common shares								(13.3)
Issuance of common shares held in treasury	1.2	41.8						41.8

Balance, September 30, 2003	0.0	0.0	(1.3)		(38.5)		(21.0)	728.2
Net income								100.9
Stock-based compensation awarded
Stock-based compensation expense								8.9
Foreign currency translation							(0.9)	(0.9)
Unrecognized gain on derivatives			1.0	(b)				1.0
Minimum pension liability					2.9	(a)		2.9

Comprehensive income								103.9
Issuance of common shares								33.6

Balance, September 30, 2004	0.0	$0.0	$(0.3)		$(35.6)		$(21.9)	$874.6

(a)	Net of tax (expense) benefits of $(2.0), $1.3, and $14.8 for fiscal 2004, 2003 and 2002, respectively.

(b)	Net of tax (expense) benefits of $(0.3), $(0.6) and $0.3 for fiscal 2004, 2003 and 2002, respectively.

See Notes to Consolidated Financial Statements.

The Scotts Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

     The Scotts Company and its subsidiaries (collectively “Scotts” or the “Company”) are engaged in the manufacture, marketing and sale of lawn and garden care products. The Company’s major customers include home improvement centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, and distributors who serve commercial nurseries and greenhouses, specialty crop growers, and small retail accounts. The Company’s products are sold primarily in North America and the European Union. We also operate the Scotts LawnService® business which provides lawn and tree and shrub fertilization, insect control and other related services in the United States. Effective October 2, 2004, Scotts acquired Smith & Hawken®, a leading brand in the outdoor living and gardening lifestyle category. Smith & Hawken® products are sold in the United States through its 58 retail stores as well as through catalog and internet sales.

Organization and Basis of Presentation

     The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of The Scotts Company and all wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts are eliminated in consolidation. The Company’s criteria for consolidating entities is based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control.

Revenue Recognition

     Revenue is recognized when products are shipped and when title and risk of loss transfer to the customer. Provisions for estimated returns and allowances are recorded at the time of shipment based on historical rates of returns as a percentage of sales and are periodically adjusted for known changes in return levels. Scotts LawnService® revenues are recognized at the time service is provided to the customer.

      Under the terms of the Marketing Agreement between The Scotts Company and Monsanto, the Company in its role as exclusive agent performs certain functions, such as sales support, merchandising, distribution and logistics on behalf of Monsanto, and incurs certain costs in support of the consumer Roundup® business. The actual costs incurred by Scotts on behalf of Roundup® are recovered from Monsanto through the terms of the Agency Agreement and are treated solely as a recovery of incurred costs. Revenue is not recognized in the Company’s consolidated financial statements for the recovery of these costs since the services rendered are solely in support of the agency arrangement and not a part of any principal line of business.

Promotional Allowances

     The Company promotes its branded products through cooperative advertising programs with retailers. Retailers also are offered in-store promotional allowances and rebates based on sales volumes. Certain products are promoted with direct consumer rebate programs and special purchasing incentives. Promotion costs (including allowances and rebates) incurred during the year are expensed to interim periods in relation to revenues and are recorded as a reduction of net sales.

Advertising

     The Company advertises its branded products through national and regional media. All advertising costs, except for external production costs, are expensed within the fiscal year in which such costs are incurred. External production costs for advertising programs are deferred until the period in which the advertising is first aired.

      Scotts LawnService® promotes its service offerings through direct response mail campaigns. The external costs associated with these campaigns are deferred and recognized ratably as advertising expense

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in proportion to revenues as advertising costs over a period not in excess of one year. The costs deferred at September 30, 2004 and 2003 were $1.6 million and $1.0 million, respectively.

Franchise Operations

     The Company’s Scotts LawnService® segment consists of 68 company-operated locations serving 49 metropolitan markets, with an additional 74 independent franchise locations operating primarily in secondary markets at September 30, 2004. In fiscal 2003, there were 68 company-operated and 70 franchised locations. Franchise fee income and royalties are not material to total income from continuing operations.

Research and Development

     All costs associated with research and development are charged to expense as incurred. Expense for fiscal 2004, 2003 and 2002 was $34.4 million, $30.4 million and $26.2 million, respectively.

Environmental Costs

     The Company recognizes environmental liabilities when conditions requiring remediation are identified. The Company determines its liability on a site by site basis and records a liability when it is probable and can be reasonably estimated. Expenditures which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Environmental liabilities are not discounted or reduced for possible recoveries from insurance carriers.

Internal Use Software

     The Company accounts for the costs of internal use software in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Accordingly, costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation/operation stage. As of September 30, 2004 and 2003, the Company had $40.2 million and $43.3 million, respectively, in unamortized capitalized internal use computer software costs. Amortization of these costs was $8.7 million, $9.0 million and $5.8 million during fiscal 2004, 2003 and 2002, respectively.

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

Investments

     Investments consist of adjustable rate notes issued by a variety of borrowers (the “Notes”). The Notes have been accounted for as “available for sale securities” in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Cost is equivalent to fair value at the balance sheet date as the Notes can be put back to a remarketing agent at any time at 100% of par value. The Notes are secured by an irrevocable, direct pay letter of credit. The Notes held at September 30, 2004, in the amount of $57.2 million, were redeemed on October 1, 2004. The proceeds from the Notes were used to partially fund the acquisition of Smith & Hawken as discussed in Note 5 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Doubtful Accounts

     Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable losses in our existing accounts receivable. We determine the allowance based on customer risk assessment and historical write-off experience. We review our allowance for doubtful accounts monthly. Past due balances over 90 days and in excess of a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

      Receivables consist of the following at September 30, 2004 and 2003 (in millions):

	2004	2003

Trade	$317.4	$308.3
Other	4.0	11.2

Total receivables	$321.4	$319.5

      Following are the changes in the allowance for doubtful accounts during the years ended September 30, 2004, 2003, and 2002 (in millions):

			Write-offs
	Balance at		net of	Balance at
	Beginning of Year	Additions	recoveries	end of Year

September 30, 2004	$29.0	3.4	(3.4)	$29.0
September 30, 2003	$33.2	3.2	(7.4)	$29.0
September 30, 2002	$27.4	12.0	(6.2)	$33.2

Inventories

     Inventories are stated at the lower of cost or market, principally determined by the FIFO method. Certain growing media inventories are accounted for by the LIFO method. At September 30, 2004 and 2003, approximately 6% of inventories, are valued at the lower of LIFO cost or market. Inventories include the cost of raw materials, labor and manufacturing overhead. The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory at the lower of cost or market value. Reserves for excess and obsolete inventories were $21.3 million and $22.0 million at September 30, 2004 and 2003, respectively.

Long-lived Assets

     Property, plant and equipment, are stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in income from operations.

      Depreciation of property, plant and equipment is provided on the straight-line method and is based on the estimated useful economic lives of the assets as follows:

Land improvements	10 – 25 years
Buildings	10 – 40 years
Machinery and equipment	3 – 15 years
Furniture and fixtures	6 – 10 years
Software	3 – 8 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Interest capitalized on capital projects amounted to $1.4 million and $1.1 million during fiscal 2003 and 2002, respectively. There was no capitalized interest in fiscal 2004.

      Management assesses the recoverability of long-lived assets being amortized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its future undiscounted cash flows. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value.

      Management also assesses the recoverability of goodwill and intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its discounted future cash flows. Goodwill and intangible assets not being amortized are reviewed for impairment at least annually during the first fiscal quarter. If it is determined that an impairment of intangible assets has occurred, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds its estimated fair value.

Foreign Exchange Instruments

     Gains and losses on foreign currency transaction hedges are recognized in income and offset the foreign exchange gains and losses on the underlying transactions. Gains and losses on foreign currency firm commitment hedges are deferred and included in the basis of the transactions underlying the commitments.

      All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated into U.S. dollar equivalents at fiscal year-end exchange rates. Translation gains and losses are accumulated as a separate component of other comprehensive income and included in shareholders’ equity. Income and expense items are translated at the twelve month average of the month end exchange rates. Foreign currency transaction gains and losses are included in the determination of net income.

Derivative Instruments

     In the normal course of business, the Company is exposed to fluctuations in interest rates and the value of foreign currencies. The Company has established policies and procedures that govern the management of these exposures through the use of a variety of financial instruments. The Company employs various financial instruments, including forward exchange contracts and swap agreements, to manage certain of the exposures when practical. By policy, the Company does not enter into such contracts for the purpose of speculation or use leveraged financial instruments. The Company’s derivative activities are managed by the Chief Financial Officer and other senior management of the Company in consultation with the Finance Committee of the Board of Directors. These activities include establishing a risk-management philosophy and objectives, providing guidelines for derivative-instrument usage and establishing procedures for control and valuation, counterparty credit approval and the monitoring and reporting of derivative activity.

      The Company’s objective in managing its exposure to fluctuations in interest rates and foreign currency exchange rates is to decrease the volatility of earnings and cash flows associated with changes in the applicable rates and prices. To achieve this objective, the Company primarily enters into forward exchange contracts and swap agreements whose values change in the opposite direction of the anticipated cash flows. Derivative instruments related to forecasted transactions are considered to hedge future cash flows, and the effective portion of any gains or losses is included in other comprehensive income until earnings are affected by the variability of cash flows. Any remaining gain or loss is recognized currently in earnings. The cash flows of the derivative instruments are expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the hedged risk. If it becomes probable that a forecasted transaction will no longer occur, the derivative will continue to be carried on the balance sheet at fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings.

      To manage certain of its cash flow exposures, the Company has entered into forward exchange contracts and interest rate swap agreements. The forward exchange contracts are designated as hedges of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company’s foreign currency exposure associated with future cash flows. The change in the value of the amounts payable or receivable under forward exchange contracts are recorded as adjustments to other income or expense. The interest rate swap agreements are designated as hedges of the Company’s interest rate risk associated with certain variable rate debt. The change in the value of the amounts payable or receivable under the swap agreements are recorded as adjustments to interest expense. Unrealized gains or losses resulting from valuing these swaps at fair value are recorded in other comprehensive income.

      The Company adopted Statement of Financial Accounting Standards No. 133, which is amended by Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, as of October 2000. Since adoption, there have been no gains or losses recognized in earnings for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness.

Stock-Based Compensation Awards

     Beginning in fiscal 2003, the Company began expensing prospective grants of employee stock-based compensation awards in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123”. The fair value of awards granted in fiscal 2003 and subsequent years are expensed ratably over the vesting period, which has historically been three years, except for grants to members of the Board of Directors, which have a six month vesting period. Prior to fiscal 2003, the Company accounted for stock options under APB 25, “Accounting for Stock Issued to Employees” and, as allowable, adopted only the disclosure provisions of SFAS No. 123.

      On March 31, 2004, the Financial Accounting Standard Board (FASB) issued its Exposure Draft, “Share-Based Payment” which is a proposed amendment to SFAS No. 123. Generally, the approach in the Exposure Draft is similar to the approach described in SFAS No. 123. The Exposure Draft would require all share-based payments to employees, including grants of employee stock options and stock appreciation rights, to be recognized in the income statement based on their fair values. Companies would no longer have the option to account for their share-based awards to employees using APB Opinion No. 25 (the intrinsic value model) or SFAS No. 123 (the fair value model). As the Company is accounting for its employee stock-based compensation awards in accordance with SFAS No. 123, adoption of the proposed amendment is not expected to have a significant effect on the Company’s results of operations.

      In fiscal 2004, the Company granted 59,000 options to executive officers and key employees in our international organization, 76,250 options to members of the Board of Directors and 387,750 stock appreciation rights to executive officers and other key employees in our domestic organization. In fiscal 2003, the Company granted 404,500 options to officers and key employees, 63,000 options to members of the Board of Directors, and 239,000 stock appreciation rights to other key employees. The exercise price for the option awards and the stated price for the stock appreciation rights awards were determined by the closing price of the Company’s common shares on the date of grant. The related compensation expense recorded in fiscal 2004 and 2003 was $7.8 million and $4.8 million, respectively.

      The Black-Scholes value of options granted in fiscal 2002 was $10.7 million. The Black-Scholes value of all stock-based compensation grants awarded during fiscal 2004 and fiscal 2003 was $11.0 million and $13.1 million, respectively. Had compensation expense been recognized for the periods ended September 30, 2004, 2003 and 2002 in accordance with the recognition provisions of SFAS No. 123, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company would have recorded net income and net income per share as follows (in millions, except per share data):

	For the fiscal years ended
	September 30,
	2004	2003	2002

Net income	$100.9	$103.8	$82.5
Stock-based compensation expense included in reported net income, net of tax	4.9	2.9
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(7.1)	(7.0)	(4.9)

Net income, as adjusted	$98.7	$99.7	$77.6

Net income per share:
Basic	$3.12	$3.36	$2.81
Diluted	$3.03	$3.23	$2.61
Net income per share, as adjusted:
Basic	$3.06	$3.23	$2.65
Diluted	$2.96	$3.11	$2.45

      The “as adjusted” amounts shown above are not necessarily representative of the impact on net income in future periods.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results ultimately may differ from the estimates.

Reclassifications

     Certain reclassifications have been made to the prior years’ financial statements to conform to fiscal 2004 classifications.

NOTE 2. DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS

	2004	2003

	(in millions)
INVENTORIES, NET:
Finished goods	$217.3	$203.7
Raw materials	72.8	72.4

Total	$290.1	$276.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2004	2003

PROPERTY, PLANT AND EQUIPMENT, NET:
Land and improvements	$42.5	$37.4
Buildings	128.3	127.7
Machinery and equipment	324.8	316.9
Furniture and fixtures	40.4	38.9
Software	75.7	70.1
Construction in progress	17.7	17.7
Less: accumulated depreciation	(301.4)	(270.5)

Total	$328.0	$338.2

	2004	2003

ACCRUED LIABILITIES:
Payroll and other compensation accruals	$66.7	$53.5
Advertising and promotional accruals	85.0	107.1
Restructuring accruals	5.3	4.5
Other	104.9	69.2

Total	$261.9	$234.3

	2004	2003

OTHER NON-CURRENT LIABILITIES:
Accrued pension and postretirement liabilities	$104.7	$108.1
Legal and environmental reserves	6.0	6.8
Other	20.4	36.8

Total	$131.1	$151.7

NOTE 3. MARKETING AGREEMENT

     Effective September 30, 1998, the Company entered into an agreement with Monsanto Company (“Monsanto”) for exclusive domestic and international marketing and agency rights to Monsanto’s consumer Roundup® herbicide products. Under the terms of the agreement, the Company is entitled to receive an annual commission from Monsanto in consideration for the performance of its duties as agent. The annual commission is calculated as a percentage of the actual earnings before interest and income taxes (EBIT), as defined in the agreement, of the Roundup® business. Each year’s percentage varies in accordance with the terms of the agreement based on the achievement of two earnings thresholds and on commission rates that vary by threshold and program year.

      The agreement also requires the Company to make fixed annual payments to Monsanto as a contribution against the overall expenses of the Roundup® business. The annual fixed payment is defined as $20 million. However, portions of the annual payments for the first three years of the agreement are deferred. No payment was required for the first year (fiscal 1999), a payment of $5 million was required for the second year and a payment of $15 million was required for the third year so that a total of $40 million of the contribution payments were deferred. Beginning in fiscal 2003, the fifth year of the agreement, the annual payments to Monsanto increase to at least $25 million, which include per annum interest charges at 8%. The annual payments may be increased above $25 million if certain significant earnings targets are exceeded. If all of the deferred contribution amounts are paid prior to 2018, the annual contribution payments revert to $20 million. Regardless of whether the deferred contribution amounts are paid, all contribution payments cease entirely in 2018.

      The Company is recognizing a charge each year associated with the annual contribution payments equal to the required payment for that year. The Company is not recognizing a charge for the portions of the contribution payments that are deferred until the time those deferred amounts are paid. The Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

considers this method of accounting for the contribution payments to be appropriate after consideration of the likely term of the agreement, the Company’s ability to terminate the agreement without paying the deferred amounts, and the fact that a significant portion of the deferred amount is never paid, even if the agreement is not terminated prior to 2018, unless significant earnings targets are exceeded.

      The express terms of the agreement permit the Company to terminate the agreement only upon material breach, material fraud or material willful misconduct by Monsanto, as such terms are defined in the agreement, or upon the sale of the Consumer Roundup® business by Monsanto. In such instances, the agreement permits the Company to avoid payment of any deferred contribution and related per annum charge. The Company’s basis for not recording a financial liability to Monsanto for the deferred portions of the annual contribution and per annum charge is based on our assessment and consultations with our legal counsel and the Company’s independent accountants. In addition, the Company has obtained a legal opinion from The Bayard Firm, P.A., which concluded, subject to certain qualifications, that if the matter were litigated, a Delaware court would likely conclude that the Company is entitled to terminate the agreement at will, with appropriate prior notice, without incurring significant penalty, and avoid paying the unpaid deferred amounts. We have concluded that, should the Company elect to terminate the agreement at any balance sheet date, it will not incur significant economic consequences as a result of such action.

      The Bayard Firm was special Delaware counsel retained during fiscal 2000 solely for the limited purpose of providing a legal opinion in support of the contingent liability treatment of the agreement previously adopted by the Company and has neither generally represented or advised the Company nor participated in the preparation or review of the Company’s financial statements or any SEC filings. The terms of such opinion specifically limit the parties who are entitled to rely on it.

      The Company’s conclusion is not free from challenge and, in fact, would likely be challenged if the Company were to terminate the agreement. If it were determined that, upon termination, the Company must pay any remaining deferred contribution amounts and related per annum charges, the resulting charge to earnings could have a material impact on the Company’s results of operations and financial position. At September 30, 2004, contribution payments and related per annum charges of approximately $47.6 million had been deferred under the agreement. This amount is considered a contingent obligation and has not been reflected in the financial statements as of and for the year then ended.

      Monsanto has disclosed that it is accruing the $20 million fixed contribution fee per year beginning in the fourth quarter of Monsanto’s fiscal year 1998, plus interest on the deferred portion.

      The marketing agreement has no definite term except as it relates to the European Union countries. With respect to the European Union countries, the initial term of the marketing agreement extends through September 30, 2005 and may be renewed at the option of both parties for three successive terms ending on September 30, 2008, 2015 and 2018, with a separate determination being made by the parties at least six months prior to the expiration of each such term as to whether to commence a subsequent renewal term. If Monsanto does not agree to the renewal terms with respect to the European countries, the commission structure will be recalculated in a manner likely to be favorable to Scotts. For countries outside of the European Union, the agreement continues indefinitely unless terminated by either party. The agreement provides Monsanto with the right to terminate the agreement for an event of default (as defined in the agreement) by the Company or a change of control of Monsanto or the sale of the consumer Roundup® business. The agreement provides the Company with the right to terminate the agreement in certain circumstances including an event of default by Monsanto or the sale of the consumer Roundup® business. Unless Monsanto terminates the agreement for an event of default by the Company, Monsanto is required to pay a termination fee to the Company that varies by program year. If Monsanto terminates the marketing agreement upon a change of control of Monsanto or the sale of the consumer Roundup® business prior to September 30, 2008, we will be entitled to a termination fee in excess of $100 million. If we terminate the agreement upon an uncured material breach, material fraud or material willful misconduct by Monsanto, we will be entitled to receive a termination fee in excess of $100 million if the termination occurs prior to September 30, 2008. The termination fee declines over time from $100 million to a minimum of $16 million for terminations between September 30, 2008 and September 30, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In consideration for the rights granted to the Company under the agreement for North America, the Company was required to pay a marketing fee of $33 million to Monsanto. The Company has deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the agreement and is amortizing the balance over ten years, which is the estimated likely term of the agreement. The unamortized balance of the deferred marketing fee was $13.2 million as September 30, 2004.

NOTE 4. RESTRUCTURING AND OTHER CHARGES

2004 Charges

     During fiscal 2004, the Company recorded $9.7 million of restructuring and other charges. Charges related to our North America distribution restructuring were classified as cost of sales in the amount of $0.6 million. Severance costs related to our International Profit Improvement Plan and the restructuring of our International team amounted to $6.1 million. The restructuring of our Global Business Information Services group amounted to $3.0 million and related primarily to severance and outside service costs. The severance costs incurred in fiscal 2004 are related to the reduction of 75 administrative and production employees. These expenses are classified as selling, general and administrative costs.

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

2002 Charges

     During fiscal 2002, the Company recorded $8.1 million of restructuring and other charges. The Company recorded $4.0 million of severance and pension related costs associated with reductions of headcount from the closure of a manufacturing facility in Bramford, England in selling, general and administrative costs. Closure of the Bramford facility was completed in May 2003 with the transfer of United Kingdom fertilizer production to our Howden, United Kingdom facility. Severance costs incurred in fiscal 2002 are related to the reduction of 37 administrative and production employees.

      Under accounting principles generally accepted in the United States of America, certain restructuring costs related to relocation of personnel, equipment and inventory are to be expensed in the period the costs are actually incurred. During fiscal 2002, inventory relocation costs of approximately $1.7 million were incurred and paid and were recorded as restructuring and other charges in cost of sales. Approximately $2.4 million of employee relocation and related costs were also incurred and paid in fiscal 2002 and were recorded as restructuring and other charges in operating expenses. These relocation charges related to a plan to optimize the North America supply chain that was initiated in the third and fourth quarters of fiscal 2001.

      The following is a rollforward of the cash portion of the restructuring and other charges accrued in fiscal 2004 and 2003 (in millions).

			September,			September,
			2003			2004

Description	Type	Classification	Balance	Payment	Accrual	Balance

Severance	Cash	SG&A	$1.6	$(4.6)	$7.7	$4.7
Facility exit costs	Cash	SG&A/COS	0.9	(1.9)	1.0
Other related costs	Cash	SG&A	2.0	(2.4)	1.0	0.6

Total cash			$4.5	$(8.9)	$9.7	$5.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			September,			September,
			2002			2003

Description	Type	Classification	Balance	Payment	Accrual	Balance

Severance	Cash	SG&A	$6.8	$(5.4)	$0.2	$1.6
Facility exit costs	Cash	SG&A/COS	3.5	(2.6)		0.9
Other related costs	Cash	SG&A	1.7	(1.3)	1.6	2.0

Total cash			$12.0	$(9.3)	$1.8	$4.5

      The restructuring activities to which these costs apply are expected to be largely completed in fiscal 2005. The balance of the accrued charges at September 30, 2004 and 2003 are included in accrued liabilities on the Consolidated Balance Sheets.

NOTE 5. ACQUISITIONS

     Effective October 2, 2004, Scotts acquired all outstanding shares of Smith & Hawken®, a leading brand in the outdoor living and gardening lifestyle category, for a total cost of $74.9 million. Of the total purchase price, $58.9 million was paid in cash, while debt and other purchase obligations of $16.0 million were assumed. Final purchase accounting allocations are expected to be completed by the end of the first fiscal quarter of 2005. Likewise, the allocation of the purchase price to assets acquired and liabilities assumed, based on their estimated fair values at the date of acquisition, is also pending. Smith & Hawken® products are sold primarily through 58 retail stores around the United States as well as through catalog and internet sales. Smith & Hawken® competes in several categories, including garden tools, gardening containers, pottery, live goods and high-end outdoor furniture.

      From fiscal 2002 through 2004, the Company’s Scotts Lawnservice® segment acquired 43 individual lawn service entities for a total cost of $89.4 million. The following table summarizes the details of these transactions by fiscal year (dollar amounts in millions):

	Fiscal Year

	2004	2003	2002

Number of individual acquisitions	4	22	17
Total Cost	$4.0	$30.6	$54.8
Portion of cost paid in cash	3.0	17.2	33.9
Notes Issued and liabilities assumed	1.0	13.4	20.9
Goodwill	$3.0	$22.3	$42.7
Other intangible assets	0.6	6.2	8.7
Working capital and property, plant and equipment	0.4	2.1	3.4

      In addition to the above, the Company acquired the minority interest in the Scotts LawnService® business during fiscal 2004 for $5.2 million ($2.0 million in cash and $3.2 million in seller notes). The purchase price was allocated to goodwill in the amount of $5.1 million and other intangible assets in the amount of $0.1.

      Of the goodwill recorded, $3.0 million, $20.4 million, and $42.7 million for fiscal years 2004, 2003, and 2002, respectively, was deductible for tax purposes. Goodwill is not being amortized for financial reporting purposes. Other intangible assets consist primarily of customer lists and non-compete agreements, and are being amortized for financial reporting purposes over a period of 7 and 3 years, respectively.

      During fiscal 2004, the Company acquired the minority interest in a subsidiary for $3.2 million, the cost of which was allocated to goodwill. The Company’s North America segment acquired two entities to enter the pottery business in fiscal 2003. The aggregate purchase price for these two entities was $3.2 million, all of which was paid in cash. Goodwill of $0.8 million pertaining to these acquisitions is tax deductible. Other intangible assets, primarily customer accounts of $1.0 million, and inventory of $1.4 million were also recorded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The aforementioned acquisitions made prior to September 30, 2004, individually or in the aggregate, are deemed immaterial for pro forma disclosure.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS, NET

     Effective October 1, 2001, Scotts adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. In accordance with this standard, goodwill and certain other intangible assets, primarily tradenames, have been classified as indefinite-lived assets no longer subject to amortization. Indefinite-lived assets are subject to impairment testing upon adoption of SFAS No. 142 and at least annually thereafter. The initial impairment analysis was completed in the second quarter of fiscal 2002, taking into account additional guidance provided by EITF 02-07, “Unit of Measure for Testing Impairment of Indefinite-Lived Intangible Assets”. The value of all indefinite-lived tradenames as of October 1, 2001 was determined using a “royalty savings” methodology that was employed when the businesses associated with these tradenames were acquired but using updated estimates of sales, cash flow and profitability. As a result, a pre-tax impairment loss of $29.8 million was recorded for the writedown of the value of the tradenames in our International Consumer businesses in Germany, France and the United Kingdom. This transitional impairment charge was recorded as a cumulative effect of accounting change, net of tax, as of October 1, 2001. After completing this initial valuation and impairment of tradenames, an initial assessment for goodwill impairment was performed. It was determined that a goodwill impairment charge was not required.

      Intangible assets include patents, tradenames and other intangible assets which are valued at acquisition with the assistance of independent appraisals where material, or through other valuation techniques. Patents, trademarks and other intangible assets are being amortized on the straight-line method over periods varying from 7 to 40 years. The useful lives of intangible assets still subject to amortization were not revised as a result of the adoption of SFAS No. 142.

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

      In the first quarter of fiscal 2004, the Company completed its annual impairment analysis and determined that a charge for annual impairment was not required.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table presents goodwill and intangible assets as of September 30, 2004 and 2003 (dollars in millions).

		September 30, 2004			September 30, 2003

	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Technology	21	$69.1	$(26.1)	$43.0	$66.9	$(22.7)	$44.2
Customer accounts	7	44.4	(8.6)	35.8	42.3	(6.0)	36.3
Tradenames	16	11.0	(3.6)	7.4	11.3	(3.0)	8.3
Other	15	56.4	(41.6)	14.8	54.6	(37.9)	16.7

Total amortizable intangible assets, net				101.0			105.5
Unamortizable intangible assets:
Tradenames				326.6			320.3
Other				3.4			3.2

Total intangible assets, net				431.0			429.0
Goodwill				417.9			406.5

Total goodwill and intangible assets, net				$848.9			$835.5

      The changes to the net carrying value of goodwill by segment for the fiscal years ended September 30, 2004 and 2003, are as follows (in millions):

	North	Scotts
	America	LawnService®	International	Total

Balance as of September 30, 2002	$204.6	$68.5	$104.4	$377.5
Increases due to acquisitions	0.8	22.3		23.1
Reduction of final purchase price of previous acquisitions	(1.6)			(1.6)
Other (primarily cumulative translation)	(0.4)	0.6	7.3	7.5

Balance as of September 30, 2003	203.4	91.4	111.7	406.5
Increases due to acquisitions	3.2	8.9		12.1
Reduction of final purchase price of previous acquisitions	(1.8)		(2.5)	(4.3)
Reclassifications	(1.7)		2.7	1.0
Other	(4.4)		7.0	2.6

Balance as of September 30, 2004	$198.7	$100.3	$118.9	$417.9

      The total amortization expense for the years ended September 30, 2004, 2003 and 2002 was $8.3 million, $8.6 million and $5.7 million, respectively.

      Estimated amortization expense for the existing amortizable intangible assets for the years ended September 30, is as follows (in millions)

2005	$9.1
2006	8.9
2007	8.7
2008	8.5
2009	7.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. RETIREMENT PLANS

     The Company offers a defined contribution profit sharing and 401(k) plan for substantially all U.S. employees. The majority of full and part-time employees may participate in the plan on the first day of the month after being hired, with a portion of the workforce being required to wait 60 days. The plan allows participants to contribute up to 75% of their compensation in the form of pre-tax contributions, not to exceed the annual Internal Revenue Service (IRS) maximum deferral amount. The Company provides a matching contribution equivalent to 100% of participants’ initial 3% contribution and 50% of the participants’ remaining contribution up to 5%. Participants are immediately vested in employee contributions, the Company’s matching contributions and the investment return on those monies. The Company also provides a base contribution to employees’ accounts regardless of whether employees are active in the plan. The base contribution is 2% of compensation up to 50% of the Social Security taxable wage base plus 4% of compensation in excess of 50% of the Social Security taxable wage base. Domestic employees of the Company are eligible to receive base contributions on the first day of the month following the date of hire with a portion of the workforce eligible to receive base contributions on the first day of the month after completing one year of service. Participants become fully vested in the Company’s base contribution after three years of service. The Company recorded charges of $9.7 million, $9.6 million and $7.3 million under the plan in fiscal 2004, 2003 and 2002, respectively.

      In conjunction with the decision to offer the expanded defined contribution profit sharing and 401(k) plan to domestic Company associates, management decided to freeze benefits under certain defined benefit pension plans as of December 31, 1997 and close the plan to new associates. These pension plans covered substantially all full-time U.S. associates who had completed one year of eligible service and reached the age of 21. The benefits under these plans are based on years of service and the associates’ average final compensation or stated amounts. The Company’s funding policy, consistent with statutory requirements and tax considerations, is based on actuarial computations using the Projected Unit Credit method. The Company also curtailed its non-qualified supplemental pension plan which provides for incremental pension payments from the Company so that total pension payments equal amounts that would have been payable from the Company’s pension plans if it were not for limitations imposed by income tax regulations.

      The Company also sponsors the following pension plans associated with the International businesses it has acquired: Scotts International BV (Netherlands), ASEF BV (Netherlands), The Scotts Company Ltd. (United Kingdom), Miracle Garden Care Ltd. (United Kingdom), Scotts France SAS, Scotts Celaflor GmbH (Germany) and Scotts Celaflor HG (Austria). These plans generally cover all associates of the respective businesses and retirement benefits are generally based on years of service and compensation levels. The pension plans for Scotts International BV, ASEF BV, The Scotts Company Ltd., and Miracle Garden Care Ltd. are funded plans. The remaining International pension plans are not funded by separately held plan assets.

      During fiscal 2004, the two existing U.K. plans were closed to new participants, with the existing participants having the option of remaining in the plan and continuing to accrue benefits or converting their participation to a new defined contribution plan. All newly hired associates of Scotts U.K. will participate in the new defined contribution plan. In connection with the closure of a manufacturing plant in Bramford, England, completed in May 2003, special termination benefits of $1.5 million were recorded as a component of restructuring expense in September 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following tables present information about benefit obligations, plan assets, annual expense, assumptions and other information about the Company’s defined benefit pension plans (in millions):

	Curtailed				Curtailed
	Defined		International		Supplemental
	Benefit Plan		Benefit Plans		Plan

	2004	2003	2004	2003	2004		2003

Change in benefit obligation
Benefit obligation at beginning of year	$86.6	$77.0	$119.0	$101.2		$2.1		$2.0
Service cost			4.1	4.0
Interest cost	5.0	4.9	6.6	5.8		0.1		0.1
Plan participants’ contributions			0.9	0.7
Curtailment gain			(0.5)
Actuarial loss (gain)	3.5	9.7	(3.6)	1.5		0.3		0.2
Benefits paid	(5.3)	(5.0)	(4.5)	(3.8)		(0.2)		(0.2)
Foreign currency translation			8.9	9.6

Benefit obligation at end of year	$89.8	$86.6	$130.9	$119.0		$2.3		$2.1

Change in plan assets
Fair value of plan assets at beginning of year	$59.2	$49.8	$63.6	$51.0	$		$
Actual return on plan assets	6.2	7.7	8.9	6.1
Employer contribution	9.5	6.7	6.1	5.2		0.2		0.2
Plan participants’ contributions			0.9	0.7
Benefits paid	(5.3)	(5.0)	(4.5)	(3.8)		(0.2)		(0.2)
Foreign currency translation			5.0	4.4

Fair value of plan assets at end of year	$69.6	$59.2	$80.0	$63.6	$		$

Amounts recognized in the statement of financial position consist of:
Funded status	$(20.2)	$(27.4)	$(50.9)	$(55.4)		$(2.3)		$(2.1)
Unrecognized losses	34.8	35.6	31.9	38.3		0.8		0.6

Net amount recognized	$14.6	$8.2	$(19.0)	$(17.1)		$(1.5)		$(1.5)

Weighted average assumptions:
Discount rate	5.75%	6.00%	5.0- 5.5%	5.25%		5.75%		6.00%
Rate of compensation increase	n/a	n/a	3.0- 4.0%	3.0- 4.0%		n/a		n/a

	Curtailed									Curtailed
	Defined						International			Supplemental
	Benefit Plan						Benefit Plans			Plan

	2004		2003		2002		2004	2003	2002	2004		2003		2002

Components of net periodic benefit cost
Service cost	$		$		$		$4.2	$4.0	$3.1	$		$		$
Interest cost		5.0		4.9		5.1	6.6	5.8	4.5		0.1		0.1		0.1
Expected return on plan assets		(4.5)		(3.8)		(4.4)	(5.3)	(4.0)	(4.0)
Net amortization and deferral		2.6		1.9		0.7	1.8	2.2	0.7
Curtailment gain							(0.3)

Net periodic benefit cost		$3.1		$3.0		$1.4	$7.0	$8.0	$4.3		$0.1		$0.1		$0.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Curtailed						Curtailed
	Defined			International			Supplemental
	Benefit Plan			Benefit Plans			Plan

	2004	2003	2002	2004	2003	2002	2004	2003	2002

Weighted average assumptions:
Discount rate	6.0%	6.75%	7.5%	5.25%	5.5%	5.5- 6.5%	6.0%	6.75%	7.5%
Expected return on plan assets	8.0%	8.0%	8.0%	6.0- 8.0%	7.0- 8.0%	4.0- 8.0%	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	3.0- 4.0%	3.0- 4.0%	2.5- 4.0%	n/a	n/a	n/a

Other Information:

	Curtailed	International	Curtailed
	Defined	Benefit	Supplemental
	Benefit Plan	Plans	Plan

Plan asset allocations:
Target for September 30, 2005:
Equity securities	55-65%	67%
Debt securities	35-45%	33%
Other	up to 5%
September 30, 2004:
Equity securities	60%	84%
Debt securities	39%	12%
Other	1%	4%
September 30, 2003:
Equity securities	57%	89%
Debt securities	40%	9%
Other	3%	2%
Expected contributions in fiscal 2005:
Company		$6.9	$0.2
Employee		0.7
Expected future benefit payments:
2005	$5.3	$4.4	$0.2
2006	5.4	4.6	0.2
2007	5.5	4.7	0.2
2008	5.6	4.8	0.2
2009	5.7	5.0	0.2
Total 2010 to 2014	30.7	27.3	0.9

Investment Strategy:

      The Scotts Company maintains target allocation percentages among various asset classes based on an individual investment policy established for each of the various pension plans which are designed to achieve long term objectives of return, while mitigating against downside risk and considering expected cash flows. Our investment policies are reviewed from time to time to ensure consistency with our long-term objectives.

Basis for Long-Term Rate of Return on Assets Assumption:

      The Company’s expected long-term rate of return on assets assumptions are derived from studies conducted by our actuaries. The studies include a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for benefits under the various pension plans. While the studies give appropriate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consideration to recent fund performance and historical returns, the assumptions are primarily a long-term, prospective rate.

NOTE 8. ASSOCIATE BENEFITS

     The Company provides comprehensive major medical benefits to certain of its retired associates and their dependents. Substantially all of the Company’s domestic associates who were hired before January 1, 1998 become eligible for these benefits if they retire at age 55 or older with more than ten years of service. The plan requires certain minimum contributions from retired associates and includes provisions to limit the overall cost increases the Company is required to cover. The Company funds its portion of retiree medical benefits on a pay-as-you-go basis.

      The following table sets forth the information about the retiree medical plan for domestic associates (in millions):

	2004		2003

Change in Accumulated Plan Benefit Obligation (APBO)
Benefit obligation at beginning of year		$31.8		$20.8
Service cost		0.5		0.4
Interest cost		2.0		1.9
Plan participants’ contributions		0.5		0.5
Actuarial loss		1.3		10.4
Benefits paid		(2.3)		(2.2)

APBO at end of year		$33.8		$31.8

Change in plan assets
Fair value of plan assets at beginning of year	$		$
Employer contribution		1.8		1.7
Plan participants’ contributions		0.5		0.5
Benefits paid		(2.3)		(2.2)

Fair value of plan assets at end of year	$		$

Amounts recognized in the statement of financial position consist of:
Funded status		$(33.8)		$(31.8)
Unrecognized prior service costs				(0.4)
Unrecognized prior loss		8.8		7.9

Net amount recognized		$(25.0)		$(24.3)

      Net periodic post retirement benefit cost amounted to $2.5 million, $1.8 million, and $0.8 million for fiscal 2004, 2003, and 2002, respectively. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) became law. The Act provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to the benefit established by the Act. On May 19, 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “FSP”). The FSP provides guidance on accounting for the effects of the Act, which resulted in a reduction in the APBO for the subsidy related to benefits attributed to past service. The reduction in the APBO represents a deferred actuarial gain in the amount of $1.5 million as of July 1, 2004 because the Company elected prospective adoption. Net periodic post retirement benefit cost for the fourth quarter of fiscal 2004 was reduced by approximately $0.1 million as a result of the amortization of the actuarial gain and reduction of service and interest costs.

      The discount rates used in determining the accumulated postretirement benefit obligation were 5.75% and 6.00% in fiscal 2004 and 2003, respectively. For measurement as of September 30, 2004, management has assumed pre-65 health care cost trend at an annual rate of 7.50% in fiscal 2005 (period from October 1, 2004, to September 30, 2005), decreasing 0.50% per year to 5.50% in 2009 before

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reaching an ultimate trend of 5.25% in 2010. The assumed post-65 health care cost trend assumption is 8.50% in fiscal 2005, decreasing 0.50% per year to 2011 before reaching an ultimate trend rate of 5.25% in 2012. A 1% increase in health cost trend rate assumptions would increase the APBO as of September 30, 2004 and 2003 by $0.9 million and $2.5 million, respectively. A 1% decrease in health cost trend rate assumptions would decrease the APBO as of September 30, 2004 and 2003 by $1.0 million and $2.2 million, respectively. A 1% increase or decrease in the same rate would not have a material effect on service or interest costs.

Estimated Future Benefit Payments

      The following benefit payments under the plan are expected to be paid by the Company and the retirees for the fiscal years indicated (in millions):

	Company	Retiree

2005	$2.2	$0.6
2006	2.2	0.6
2007	2.3	0.7
2008	2.5	0.7
2009	2.5	0.8
2010-2014	13.9	5.6

      The Company also provides comprehensive major medical benefits to its associates. The Company is self-insured for certain health benefits up to $0.3 million per occurrence per individual. The cost of such benefits is recognized as expense in the period the claim is incurred. This cost was $17.0 million, $15.4 million, and $15.8 million in fiscal 2004, 2003 and 2002, respectively.

NOTE 9. DEBT

	September 30,	September 30,
	2004	2003

	(in millions)
Former Credit Agreement:
Revolving loans	$	$
Term loans		326.5
New Credit Agreement:
Revolving loans
Term loans	399.0
Senior Subordinated Notes:
8 5/8% Notes		393.1
6 5/8% Notes	200.0
Notes due to sellers	13.2	21.6
Foreign bank borrowings and term loans	10.8	6.3
Other	7.6	10.1

	630.6	757.6
Less current portions	22.1	55.4

	$608.5	$702.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Maturities of short- and long-term debt for the next five fiscal years and thereafter are as follows (in millions):

2005	$22.1
2006	6.8
2007	15.1
2008	45.3
2009	194.4
Thereafter	346.9

$630.6

      Interest paid on debt (net of amount capitalized) amounted to $50.9 million, $66.7 million and $68.1 million in fiscal 2004, 2003, and 2002, respectively.

      In October 2003, the Company substantially completed a refinancing of the former Credit Agreement (“Credit Agreement”) and its $400 million 8 5/8% Senior Subordinated Notes (“8 5/8% Notes”) in a series of transactions. On October 8, 2003, the Company issued $200 million of 6 5/8% Senior Subordinated Notes due November 15, 2013 (“6 5/8% Notes”). On October 21, 2003, $386.8 million of the outstanding 8 5/8% Notes were tendered at 106.05% per $1,000 Note. The Company redeemed the remaining $13.2 million of 8 5/8% Notes, that were not tendered, on the first call date of January 15, 2004 at 104.313% per $1,000 Note plus accrued interest. On October 22, 2003, the Company consummated a series of transactions which included the repayment of the term loans outstanding under the former Credit Agreement, the termination of the Credit Agreement, the execution of the Second Amended and Restated Credit Agreement (“New Credit Agreement”), and the borrowing of $500 million in the form of term loans under the New Credit Agreement. The cost recognized in fiscal 2004 on the extinguishment of the former Credit Agreement and retirement of the 8 5/8% Notes was $44.3 million, of which $19.4 million related to the write-off of deferred costs, $24.0 million related to premiums paid on the redemption of the 8 5/8% Notes and $0.9 million related to transaction fees.

      The New Credit Agreement was entered into with a syndicate of commercial banks and institutional lenders. The New Credit Agreement initially consisted of a $700 million multi-currency revolving credit commitment expiring October 17, 2008, and a $500 million term loan facility expiring September 30, 2010. Borrowings under the New Credit Agreement are guaranteed by the Company and substantially all of its domestic subsidiaries. Collateral consists of pledges by the Company and substantially all of its domestic subsidiaries of substantially all of their personal, real and intellectual property assets. The Company and its subsidiaries also pledged a majority of the stock in foreign subsidiaries that borrow under the New Credit Agreement.

      The revolving credit facilities under the New Credit Agreement provide for a $700 million commitment, which can be increased to $750 million based on the borrowing requirements of the Company, expiring on October 22, 2008. Borrowings may be made in U.S. dollars and optional currencies including, but not limited to, Euros, British Pounds Sterling, Canadian Dollars and Australian Dollars. The revolving credit facilities provide that up to $65 million of the $700 million commitment may be used for letters of credit. Interest rate spreads under the New Credit Agreement are determined by a pricing grid corresponding to a quarterly calculation of the Company’s leverage ratio comprised of averaged components for the most recent four quarters.

      The term loan facility under the New Credit Agreement initially consisted of a $500 million loan with minimum quarterly principal payments of $0.5 million beginning on March 31, 2004. On June 24, 2004, the Company prepaid without penalty $100 million of the $499.5 million outstanding at that time. On August 13, 2004, the Company refinanced the term loan facility under the New Credit Agreement with new term loans (the “New Term Loans”) consisting of a Tranche A term loan of $250 million expiring on September 30, 2009 and a Tranche B term Loan of $150 million expiring on September 30, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with the early repayment and refinancings of the term loan facility under the New Credit Agreement, the Company wrote-off $1.2 million of deferred costs. The Company may, subject to certain minimum senior secured leverage ratios, borrow up to three additional incremental term loans aggregating no more than $150 million and having final maturities no earlier than September 30, 2010.

      Repayment of the Tranche A Term Loan commenced on September 30, 2004 with minimum quarterly installments of $625,000 for the first twelve payments, $9.375 million for the next four payments, $13.75 million for the following four payments, and a balloon maturity of $150 million due on September 30, 2009. Repayment of the Tranche B Term Loan commenced on September 30, 2004 with minimum quarterly installments of $375,000 for the initial twenty-four quarters with a balloon maturity of $141 million on September 30, 2010.

      The New Term Loans carry a variable interest rate based on prime or LIBOR at the Company’s election (currently LIBOR) plus a spread. The Company has interest rate swap agreements with major financial institutions to effectively convert a portion of the variable rate New Term Loans to a fixed rate. The notional amount and the terms of the swap agreements vary. At September 30, 2004, swap agreements with a total notional amount of $175 million were in effect. Under the terms of these swap agreements, the Company pays fixed rates ranging from 2.76% to 3.77%, plus a spread based on the pricing grid contained in the New Credit Agreement, and receives payments based on three-month LIBOR in return.

      The 6 5/8% Notes were sold at par, pay interest semi-annually on May 15 and November 15, have a ten-year maturity, and are guaranteed by certain current and future domestic restricted subsidiaries of the Company (see Note 23). Such guarantees are unsecured senior subordinated obligations of the Company. The Notes may be called after November 2008, at a premium to par value of 3.313%, with the call premium declining each year thereafter. The covenants contained in the 6 5/8% Notes indenture are less restrictive than those contained in the 8 5/8% Notes indenture. Financing costs approximating $4.5 million incurred with the issuance of the 6 5/8% Notes have been deferred and are being amortized over the term of the Notes.

      Both the New Credit Agreement, as amended, and the 6 5/8% Notes indenture (collectively the “Debt Agreements”) contain covenants limiting or restricting Scotts in certain types of transactions. Limitations or restrictions affect transactions involving liens, contingent obligations, capital expenditures, acquisitions, investments, loans and advances, indebtedness, subsidiary distributions, asset sales, sale and leasebacks, and dividends. These covenants are less restrictive than those contained in the former Credit Agreement. The Debt Agreements also contain cross default language typically included in similar instruments that would effectively create an event of default if certain events were to occur under either the New Credit Agreement, the 6 5/8% Notes indenture or certain other agreements. Cross defaults may occur should the Company default in the observance or performance of other indebtedness or covenants, causing the obligations therein to become immediately due and payable prior to the stated maturity thereof upon passing of a cure period. As of September 30, 2004, the Company was in compliance with all covenants under the terms of its Debt Agreements.

NOTE 10. SHAREHOLDERS’ EQUITY

	2004	2003

(in millions)
STOCK
Preferred shares, no par value:
Authorized	0.2 shares	0.2 shares
Issued	0.0 shares	0.0 shares
Common shares, no par value
Authorized	100.0 shares	100.0 shares
Issued	32.8 shares	32.0 shares

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In fiscal 1995, the Company merged with Stern’s Miracle-Gro Products, Inc. (Miracle-Gro). At September 30, 2004, the former shareholders of Miracle-Gro, including Hagedorn Partnership L.P., owned approximately 33% of The Scotts Company’s outstanding common shares and, thus, have the ability to significantly influence the election of directors and approval of other actions requiring the approval of The Scotts Company’s shareholders.

      Under the terms of the Miracle-Gro merger agreement, the former shareholders of Miracle-Gro may not acquire, directly or indirectly, beneficial ownership of Voting Stock (as that term is defined in the Miracle-Gro merger agreement) representing more than 49% of the total voting power of the outstanding Voting Stock, except pursuant to a tender offer for 100% of that total voting power, which tender offer is made at a price per share which is not less than the market price per share on the last trading day before the announcement of the tender offer and is conditioned upon the receipt of at least 50% of the Voting Stock beneficially owned by shareholders of The Scotts Company other than the former shareholders of Miracle-Gro and their affiliates and associates.

      Under The Scotts Company 1992 Long Term Incentive Plan (the “1992 Plan”), stock options and performance share awards were granted to officers and other key employees of the Company. The 1992 Plan also provided for the grant of stock options to non-employee directors of Scotts. The maximum number of common shares that may be issued under the 1992 Plan is 1.7 million, plus the number of common shares surrendered to exercise options (other than non-employee director options) granted under the 1992 Plan, up to a maximum of 1.0 million surrendered common shares. Vesting periods under the 1992 Plan vary and were determined by the Compensation and Organization Committee of the Board of Directors.

      Under The Scotts Company 1996 Stock Option Plan (the “1996 Plan”), stock awards may be granted to officers and other key employees of the Company and non-employee directors of The Scotts Company. The maximum number of common shares that may be issued under the 1996 Plan is 5.5 million. Vesting periods under the 1996 Plan vary. Generally, a 3-year cliff vesting schedule is used unless decided otherwise by the Compensation and Organization Committee of the Board of Directors. The Company also has a phantom option plan for certain management employees which is payable in cash based on the increase in the Company’s share price over a three-year vesting period.

      Under The Scotts Company 2003 Stock Option and Incentive Equity Plan (the “2003 Plan”), stock awards (including stock appreciation rights) may be granted to officers and other key employees of the Company and non-employee directors of The Scotts Company. The maximum number of common shares that may be issued under the 2003 Plan is 1.8 million. Vesting periods under the 2003 Plan vary. Generally a three-year cliff vesting schedule is used unless decided otherwise by the Compensation and Organization Committee of the Board of Directors.

      Aggregate stock award activity consists of the following (options/ SARs in millions):

	Fiscal Year ended September 30,

	2004		2003		2002

		Weighted		Weighted		Weighted
		Avg.		Avg.		Avg.
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options/SARs	Price	Options/SARs	Price	Options/SARs	Price

Beginning balance	4.1	$35.00	4.2	$31.25	4.6	$27.94
Awards granted	0.6	$58.81	0.7	$49.07	0.6	$40.69
Awards exercised	(0.8)	$29.34	(0.7)	$27.14	(0.9)	$21.45
Awards forfeited	(0.1)	$48.55	(0.1)	$36.43	(0.1)	$28.78

Ending balance	3.8	$39.74	4.1	$35.00	4.2	$31.25

Exercisable	2.3	$33.94	2.4	$31.31	2.8	$29.01

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following summarizes certain information pertaining to stock awards outstanding and exercisable at September 30, 2004 (shares in millions):

				Awards Exercisable
	Awards Outstanding
				WTD. Avg.
	No. of	WTD. Avg.	WTD. Avg.	No. of
Range of	Options/	Remaining	Exercise	Options/	Exercise
Exercise Price	SARS	Life	Price	SARS	Price

$15.00 – $20.00	0.2	1.95	$18.69	0.2	$18.69
$20.00 – $25.00	0.1	1.41	21.59	0.1	21.59
$25.00 – $30.00	0.1	3.02	26.60	0.1	26.60
$30.00 – $35.00	0.9	4.93	31.01	0.8	31.02
$35.00 – $40.00	1.1	6.03	38.06	0.6	36.59
$40.00 – $45.00	0.1	5.05	40.18	0.1	40.19
$45.00 – $50.00	0.4	8.04	47.82	0.1	47.46
$50.00 – $55.00	0.3	8.34	50.72	0.2	50.88
$55.00 – $65.15	0.6	9.17	58.83	0.1	61.51

	3.8		$39.74	2.3	$33.94

      In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, “Accounting for Stock-Based Compensation,” which changes the measurement, recognition and disclosure standards for stock-based compensation. The Company, as allowable, had originally adopted SFAS No. 123 for disclosure purposes only. However, effective October 1, 2002, the Company began expensing options and stock appreciation rights granted after that date in accordance with the SFAS No. 123 recognition and measurement provisions as amended by SFAS No. 148.

      The fair value of each award granted has been estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions for those granted in fiscal 2004, 2003 and 2002: (1) expected market-price volatility of 24.3%, 30.1% and 29.7%, respectively; (2) risk-free interest rates of 3.3%, 3.5% and 3.35%, respectively; and (3) expected life of options of 6.2 years for fiscal 2004 and 7 years for fiscal 2003 and 2002. Awards are generally granted with a ten-year term. The estimated weighted-average fair value per share of options and stock appreciation rights granted during fiscal 2004, 2003 and 2002 was $17.71, $19.35 and $15.83, respectively.

NOTE 11. EARNINGS PER COMMON SHARE

     The following table presents information necessary to calculate basic and diluted earnings per common share. Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding plus all potentially dilutive securities. Options to purchase 0.1 million, 0.1 million and 0.1 million shares of common stock for the years ended September 30, 2004, 2003 and 2002, respectively, were not included in the computation of diluted earnings per common share. These options were excluded from the calculation because the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exercise price of these options was greater than the average market price of the common shares in the respective periods, and therefore, they were anti-dilutive (in millions, except per share data).

	Year ended September 30,

	2004	2003	2002

Net income from continuing operations	$100.5	$103.2	$100.5
Net income from discontinued operations	0.4	0.6	0.5
Cumulative effect of change in accounting for intangible assets, net of tax	—	—	(18.5)

Net income	$100.9	$103.8	$82.5

BASIC EARNINGS PER COMMON SHARE:
Weighted-average common shares outstanding during the period	32.3	30.9	29.3

Net income from continuing operations	$3.11	$3.34	$3.43
Net income from discontinued operations	0.01	0.02	0.01
Cumulative effect of change in accounting for intangible assets, net of tax	—	—	(0.63)

Basic earnings per common share	$3.12	$3.36	$2.81

DILUTED EARNINGS PER COMMON SHARE:
Weighted-average common shares outstanding during the period	32.3	30.9	29.3
Potential common shares:
Assuming exercise of options/SARs	1.0	1.2	1.1
Assuming exercise of warrants	—	—	1.3

Weighted-average number of common shares outstanding and dilutive potential common shares	33.3	32.1	31.7

Net income from continuing operations	$3.02	$3.21	$3.18
Net income from discontinued operations	0.01	0.02	0.01
Cumulative effect of change in accounting for intangible assets, net of tax	—	—	(0.58)

Diluted earnings per common share	$3.03	$3.23	$2.61

NOTE 12. INCOME TAXES

     The provision for income taxes consists of the following (in millions):

	Year ended September 30,

	2004	2003	2002

Currently payable:
Federal	$33.4	$7.9	$34.8
State	4.9	0.9	3.7
Foreign	4.5	5.3	1.9
Deferred:
Federal	14.9	41.3	19.4
State	0.2	3.8	1.8
Foreign	0.1

	$58.0	$59.2	$61.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The domestic and foreign components of income before taxes are as follows (in millions):

	Year ended September 30,

	2004	2003	2002

Domestic	$143.2	$150.7	$159.9
Foreign	15.3	11.7	2.2

Income before taxes	$158.5	$162.4	$162.1

      A reconciliation of the federal corporate income tax rate and the effective tax rate on income before income taxes from continuing operations is summarized below (in millions):

	Year ended September 30,

	2004	2003	2002

Statutory income tax rate	35.0%	35.0%	35.0%
Effect of foreign operations	(0.4)	(0.1)	0.2
State taxes, net of federal benefit	2.1	1.9	2.2
Change in deferred state effective tax rate		(1.8)
Change in state NOL carry forwards	(0.8)
Change in valuation allowance	(0.6)	0.6
Other	1.3	0.8	0.6

Effective income tax rate	36.6%	36.4%	38.0%

      The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets at September 30 are (in millions):

	September 30,

	2004	2003

Net current deferred tax asset	$24.9	$56.9
Net non-current deferred tax liability (classified with other liabilities)	(18.6)	(33.0)

Net assets	$6.3	$23.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The components of the net deferred tax asset are as follows (in millions):

	September 30,

	2004	2003

ASSETS
Inventories	$14.8	$13.3
Accrued liabilities	38.2	32.9
Postretirement benefits	32.5	36.1
Accounts receivable	10.6	10.7
Other	16.4	15.9

Gross deferred tax assets	112.5	108.9
Valuation allowance		(1.0)

Deferred tax assets	112.5	107.9
LIABILITIES
Property, plant and equipment	(50.6)	(45.3)
Intangible assets	(48.8)	(35.2)
Other	(6.8)	(3.5)

Deferred tax liability	(106.2)	(84.0)

Net deferred tax asset	$6.3	$23.9

      State net operating loss carryforwards were $5.3 million and $4.4 million at September 30, 2004 and 2003, respectively. State net operating loss carryforward periods range from 5 to 20 years. Any losses not previously utilized within a specific state’s carryforward period will expire. State tax credits were $2.1 million and $2.8 million at September 30, 2004 and 2003, respectively. Any credits not previously utilized will begin to expire starting in fiscal 2006.

      The valuation allowance of $1.0 million at September 30, 2003 was to provide for capital losses of $1.0 million for which the benefits were not expected to be realized. Both the deferred tax asset and associated valuation allowance were written off in 2004.

      Deferred taxes have not been provided on unremitted earnings of certain foreign subsidiaries and foreign corporate joint ventures that arose in fiscal years ending on or before September 30, 2004 in accordance with APB 23 since such earnings have been permanently reinvested.

      Income taxes paid amounted to $34.7 million, $19.5 million, and $33.4 million in fiscal 2004, 2003 and 2002, respectively.

NOTE 13. FINANCIAL INSTRUMENTS

     A description of the Company’s financial instruments and the methods and assumptions used to estimate their fair values is as follows:

Long-Term Debt

     At September 30, 2004 and 2003, The Scotts Company had $200 million outstanding, of 6 5/8% Senior Subordinated Notes due 2013 and $400 million outstanding of 8 5/8% Senior Subordinated Notes due 2009, respectively. The fair value of these notes was estimated based on recent trading information. Variable rate debt outstanding at September 30, 2004 and 2003 consisted of term loans under the Company’s credit agreement and local bank borrowings for certain of the Company’s foreign operations. The carrying amounts of these borrowings are considered to approximate their fair values.

Interest Rate Swap Agreements

     At September 30, 2004 and 2003, Scotts had nine and five interest rate swaps outstanding, respectively, with major financial institutions that effectively convert a portion of its variable-rate debt to a fixed rate. The swaps outstanding at September 30, 2004, have notional amounts between $10 million and $50 million ($175 million and $75 million in total, respectively) with three to seven-year terms

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

commencing in October 2001. Under the terms of these swaps, the Company pays swap rates ranging from 2.76% to 3.77% plus a spread based on the pricing grid contained in the credit agreement and receives three-month LIBOR in return.

      Scotts enters into interest rate swap agreements as a means to hedge its interest rate exposure on debt instruments. Since the interest rate swaps have been designated as hedging instruments, their fair values are reflected in the Company’s Consolidated Balance Sheets. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. Unrealized gains or losses resulting from valuing these swaps at fair value are recorded in other comprehensive income. The fair value of the swap agreements was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date.

Interest Rate Locks

     The Scotts Company entered into the interest rate locks to hedge its interest rate exposure on the offering of the 8 5/8% Senior Subordinated Notes due 2009, which were tendered in fiscal 2004. The net amount paid under the interest rate locks is reflected as an adjustment to the carrying amount of the 8 5/8% Senior Subordinated Notes.

      The estimated fair values of the Company’s financial instruments are as follows for the fiscal years ended September 30 (in millions):

	2004		2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Revolving and term loans under Credit Agreement	$399.0	$399.0	$326.5	$326.5
Senior Subordinated Notes	200.0	211.8	400.0	424.0
Foreign bank borrowings and term loans	10.8	10.8	6.3	6.3
Interest rate swap agreements	0.5	0.5	2.1	2.1

      Excluded from the fair value table above are the following items that are included in the Company’s total debt balances at September 30, 2004 and 2003 (in millions):

	2004		2003

Amounts paid to settle treasury locks	$		$(6.9)
Notes due to sellers		13.2	21.6
Other		7.6	10.1

      The fair value of the non-interest bearing notes is not considered determinable since there is no established market for notes with similar characteristics and since they represent notes that were negotiated between the Company and the seller as part of transactions to acquire businesses.

NOTE 14. OPERATING LEASES

     The Company leases buildings, land and equipment under various noncancellable lease agreements for periods of two to fourteen years. The lease agreements generally provide that the Company pay taxes,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

insurance and maintenance expenses related to the leased assets. Certain lease agreements contain purchase options. At September 30, 2004, future minimum lease payments were as follows (in millions):

2005	$16.3
2006	13.8
2007	12.2
2008	9.1
2009	6.3
Thereafter	5.3

Total minimum lease payments	$63.0

      The Company also leases transportation and production equipment under various one-year operating leases, which provide for the extension of the initial term on a monthly or annual basis. Total rental expenses for operating leases were $44.8 million, $40.8 million and $33.6 million for fiscal 2004, 2003 and 2002, respectively.

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

NOTE 15. COMMITMENTS

     The Company has the following unconditional purchase obligations due during each of the next five fiscal years that have not been recognized on the balance sheet at September 30, 2004 (in millions):

	2005	2006	2007	2008	2009

Purchase obligations (primarily seed commitments)	$84.1	$44.3	$21.0	$11.3	$4.4
Smith & Hawken acquisition	74.8
Annual contribution payment under Roundup® marketing agreement	25.0	25.0	25.0	25.0	25.0

	$183.9	$69.3	$46.0	$36.3	$29.4

NOTE 16. CONTINGENCIES

     Management continually evaluates the Company’s contingencies, including various lawsuits and claims which arise in the normal course of business, product and general liabilities, worker’s compensation, property losses and other fiduciary liabilities for which the Company is self-insured or retains a high exposure limit. Insurance reserves are established within an actuarially determined range. Legal costs incurred in connection with the resolution of claims, lawsuits and other contingencies generally are expensed as incurred. In the opinion of management, its assessment of contingencies is reasonable and related reserves, in the aggregate, are adequate; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters. The following matters are the more significant of the Company’s identified contingencies.

Environmental Matters

     In June 1997, the Ohio EPA initiated an enforcement action against us with respect to alleged surface water violations and inadequate treatment capabilities at our Marysville, Ohio facility and seeking corrective action under the federal Resource Conservation and Recovery Act. The action relates to several

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

discontinued on-site disposal areas which date back to the early operations of the Marysville facility that we had already been assessing and, in some cases, remediating, on a voluntary basis. On December 3, 2001, an agreed judicial Consent Order was submitted to the Union County Common Pleas Court and was entered by the court on January 25, 2002.

      Pursuant to the Consent Order, we have paid a $275,000 fine and must satisfactorily remediate the Marysville site. We have continued our remediation activities with the knowledge and oversight of the Ohio EPA. We completed an updated evaluation of our expected liability related to this matter based on the fine paid and remediation actions that we have taken and expect to take in the future.

      In addition to the dispute with the Ohio EPA, we are negotiating with the Philadelphia District of the U.S. Army Corps of Engineers regarding the terms of site remediation and the resolution of the Corps’ civil penalty demand in connection with our prior peat harvesting operations at our Lafayette, New Jersey facility. We are also addressing remediation concerns raised by the Environment Agency of the United Kingdom with respect to emissions to air and groundwater at our Bramford (Suffolk), United Kingdom facility. We have reserved for our estimates of probable losses to be incurred in connection with each of these matters.

      At September 30, 2004, $6.0 million was accrued for the environmental and regulatory matters described herein, the majority of which is for site remediation. Most of the costs accrued as of September 30, 2004, are expected to be paid in fiscal 2005 and 2006; however, payments could be made for a period thereafter.

      We believe that the amounts accrued as of September 30, 2004 are adequate to cover our known environmental exposures based on current facts and estimates of likely outcome. However, the adequacy of these accruals is based on several significant assumptions:

•	that we have identified all of the significant sites that must be remediated;

•	that there are no significant conditions of potential contamination that are unknown to us; and

•	that with respect to the agreed judicial Consent Order in Ohio, that potentially contaminated soil can be remediated in place rather than having to be removed and only specific stream segments will require remediation as opposed to the entire stream.

      If there is a significant change in the facts and circumstances surrounding these assumptions, it could have a material impact on the ultimate outcome of these matters and our results of operations, financial position and cash flows.

      During fiscal 2004, 2003, and 2002 we have expensed approximately $3.3 million, $1.5 million, and $5.4 million for environmental matters.

AgrEvo Environmental Health, Inc.

     On June 3, 1999, AgrEvo Environmental Health, Inc. (“AgrEvo”) (which subsequently changed its name to Aventis Environmental Health Science USA LP) filed a complaint in the U.S. District Court for the Southern District of New York (the “New York Action”), against The Scotts Company, a subsidiary of The Scotts Company and Monsanto seeking damages and injunctive relief for alleged antitrust violations and breach of contract by The Scotts Company and its subsidiary and antitrust violations and tortious interference with contract by Monsanto. The Scotts Company purchased a consumer herbicide business from AgrEvo in May 1998. AgrEvo claims in the suit that The Scotts Company’s subsequent agreement to become Monsanto’s exclusive sales and marketing agent for Monsanto’s consumer Roundup® business violated the federal antitrust laws. AgrEvo contends that Monsanto attempted to or did monopolize the market for non-selective herbicides and conspired with The Scotts Company to eliminate the herbicide The Scotts Company previously purchased from AgrEvo, which competed with Monsanto’s Roundup®. AgrEvo also contends that The Scotts Company’s execution of various agreements with Monsanto, including the Roundup® marketing agreement, as well as The Scotts Company’s subsequent actions, violated agreements between AgrEvo and The Scotts Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      AgrEvo is requesting specific damages as well as affirmative injunctive relief, and seeking to have the court invalidate the Roundup® marketing agreement as violative of the federal antitrust laws. Under the indemnification provisions of the Roundup® marketing agreement, Monsanto and The Scotts Company each have requested that the other indemnify against any losses arising from this lawsuit.

      On January 10, 2003, The Scotts Company filed a supplemental counterclaim against AgrEvo for breach of contract. The Scotts Company alleges that AgrEvo owes The Scotts Company for amounts that The Scotts Company overpaid to AgrEvo. The Scotts Company’s counterclaim is now part of the underlying litigation. A trial date has been set for February 22, 2005.

      The Scotts Company believes that AgrEvo’s claims in these matters are without merit and is vigorously defending against them. If the above actions are determined adversely to The Scotts Company, the result could have a material adverse effect on The Scotts Company’s results of operations, financial position and cash flows. Any potential exposure that The Scotts Company may face cannot be reasonably estimated. Therefore, no accrual has been established related to these matters.

Central Garden & Pet Company

   The Scotts Company v. Central Garden, Southern District of Ohio

     On June 30, 2000, The Scotts Company filed suit against Central Garden & Pet Company (“Central Garden”) in the U.S. District Court for the Southern District of Ohio (the “Ohio Action”) to recover approximately $24 million in accounts receivable and additional damages for other breaches of duty.

      Central Garden filed counterclaims including allegations that The Scotts Company and Central Garden had entered into an oral agreement in April 1998 whereby The Scotts Company would allegedly share with Central Garden the benefits and liabilities of any future business integration between The Scotts Company and Monsanto. The court dismissed a number of Central Garden’s counterclaims as well as The Scotts Company’s claims that Central Garden breached other duties owed to The Scotts Company. On April 22, 2002, a jury returned a verdict in favor of The Scotts Company of $22.5 million and for Central Garden on its remaining counterclaims in an amount of approximately $12.1 million. Various post-trial motions were filed. As a result of those motions, the trial court has reduced Central Garden’s verdict by $750,000, denied Central Garden’s motion for a new trial on two of its counterclaims and granted the parties pre-judgment interest on their respective verdicts. On September 22, 2003, the court entered a final judgment, which provided for a net award to The Scotts Company of approximately $14 million, together with interest at 2.31% through the date of payment. Central Garden has appealed and The Scotts Company has cross-appealed from that final judgment. Therefore, no accrual has been established related to the claims brought against The Scotts Company by Central Garden, except for amounts ordered paid to Central Garden in the Ohio Action. The financial statements have not been adjusted to reflect any potential recoveries with respect to this matter.

   Central Garden v. Scotts & Pharmacia, Northern District of California

     On July 7, 2000, Central Garden filed suit against The Scotts Company and Pharmacia in the U.S. District Court for the Northern District of California (San Francisco Division) alleging various claims, including breach of contract and violations of federal antitrust laws, and seeking an unspecified amount of damages and injunctive relief. On April 15, 2002, The Scotts Company and Central Garden each filed summary judgment motions in this action. On June 26, 2002, the court granted summary judgment in favor of The Scotts Company and dismissed all of Central Garden’s then remaining claims. That judgment has been affirmed by the United States Court of Appeals.

      Although The Scotts Company has prevailed consistently and extensively in the litigation with Central Garden, some of the decisions in The Scotts Company’s favor are subject to appeal and possible further proceedings. If, upon appeal or otherwise, the above actions are determined adversely to The Scotts Company, the result could have a material adverse effect on The Scotts Company’s results of operations, financial position and cash flows. The Scotts Company believes that it will continue to prevail in the Central Garden matters and that any potential exposure that The Scotts Company may face cannot be reasonably estimated. Therefore, no accrual has been established related to the claim.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Horticultural Supply, Inc. (F/ K/ A E.C. Geiger, Inc.)

     On February 7, 2003, U.S. Horticultural Supply (“Geiger”) filed suit against The Scotts Company in the U.S. District Court for the Eastern District of Pennsylvania. Geiger alleged claims of breach of contract, promissory estoppel, and a violation of federal antitrust laws, and seeks an unspecified amount of damages. Geiger’s promissory estoppel claims have been dismissed. The parties have commenced discovery on the antitrust and breach of contract claims. No trial date has been set.

      On February 2, 2004, Geiger filed for bankruptcy protection pursuant to Chapter 11 of the United States Bankruptcy Code. Geiger has filed an adversary proceeding as part of the bankruptcy alleging that The Scotts Company interfered with an agreement between Geiger and the purchaser of its operating assets and seeks damages in an unspecified amount.

      On November 5, 2004, Geiger filed another suit against The Scotts Company in the U.S. District Court for the Eastern District of Pennsylvania. This complaint alleges that Scotts conspired with another distributor, Griffin Greenhouse Supplies, Inc. to restrain trade in the horticultural products market, in violation of Sections 1 and 57 of the Sherman Antitrust Act.

      The Scotts Company believes that all of Geiger’s claims are without merit and intends to vigorously defend against them. If any of the above actions are determined adversely to The Scotts Company, the result could have a material adverse effect on The Scotts Company’s results of operations, financial position and cash flows. Any potential exposure that The Scotts Company may face cannot be reasonably estimated. Therefore, no accrual has been established related to this matter.

Other

     The Scotts Company has been named a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on The Scotts Company’s historic use of vermiculite in certain of its products. The complaints in these cases are not specific about the plaintiffs’ contacts with The Scotts Company or its products. The Scotts Company in each case is one of numerous defendants and none of the claims seeks damages from The Scotts Company alone. The Scotts Company believes that the claims against it are without merit and is vigorously defending them. It is not currently possible to reasonably estimate a probable loss, if any, associated with the cases and, accordingly, no accrual or reserves have been recorded in The Scotts Company’s consolidated financial statements. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material adverse effect on The Scotts Company, its financial condition or its results of operations.

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

      At September 30, 2004, 71% of the Company’s accounts receivable was due in North America, with 6% related to on-going litigation documented in Note 16 to the Consolidated Financial Statements. Approximately 84% of the North American accounts receivable was generated from the Company’s consumer business. The most significant concentration of receivables within the North American consumer business was from our top 3 customers, which accounted for 68% of the total.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The remaining 16% of North American accounts receivable was generated from customers of Scotts LawnService® and North American Professional businesses. Nearly all of the accounts receivable for the North America Professional business at September 30, 2004 were due from distributors.

      The 29% of accounts receivable generated outside of North America was due from retailers, distributors, nurseries and growers. No concentrations of customers or individual customers within this group account for more than 10% of the Company’s accounts receivable balance at September 30, 2004.

      At September 30, 2004, the Company’s concentrations of credit risk were similar to those existing at September 30, 2003.

      The Company’s two largest customers accounted for the following percentage of net sales in each respective period:

	Largest	2nd Largest
	Customer	Customer

2004	25.9%	13.3%
2003	24.8%	13.9%
2002	25.8%	13.2%

      Sales to the Company’s two largest customers are reported within Scotts’ North America segment. No other customers accounted for more than 10% of fiscal 2004, 2003 or 2002 net sales.

NOTE 18. OTHER EXPENSE (INCOME)

     Other expense (income) consisted of the following for the fiscal years ended September 30 (in millions):

	2004	2003	2002

Royalty income	$(5.4)	$(5.0)	$(4.1)
Gain from peat transaction	(2.4)	(2.4)	(6.3)
Franchise fees	(1.0)	(2.1)	(1.3)
Foreign currency (gains) losses	(0.7)	(0.2)	0.2
Other, net	(0.7)	(1.1)	(0.5)

Total	$(10.2)	$(10.8)	$(12.0)

NOTE 19. DISCONTINUED OPERATIONS

     On September 30, 2004, the Company consummated the sale of the intangibles comprising its U.S. professional growing media business for $6.0 million. A gain of $4.1 million was recognized after associated goodwill in the amount of $1.9 million was written off. As a result of the sale, the Company shut down a manufacturing facility and severed the associates employed in the business. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal Of Long-Lived Assets,” these transactions have been accounted for as the disposal of a component of the Company. The gain on the sale of the intangibles and the result of operations of the component are being

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reported as discontinued operations in the accompanying statements of operations. The detail comprising the discontinued operations is as follows (in millions):

	2004	2003	2002

Net sales	$17.7	$22.4	$25.0
Cost of sales	(18.9)	(20.5)	(23.2)

Gross profit	(1.2)	1.9	1.8
Selling, general and administrative	(1.1)	(1.0)	(1.0)
Other income	4.1

Income from discontinued operations before income taxes	1.8	0.9	0.8
Income taxes	(1.4)	(0.3)	(0.3)

Net income from discontinued operations	$0.4	$0.6	$0.5

NOTE 20. VARIABLE INTEREST ENTITIES

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements.

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

      FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

      The Company’s Scotts LawnService® business sells new franchise territories, primarily in small to mid-size markets, under arrangements where approximately one-third of the franchise fee is paid in cash with the balance due under a promissory note. The Company believes that it may be the primary beneficiary for certain of its franchisees initially, but ceases to be the primary beneficiary as the franchisees develop their businesses and the promissory notes are repaid. At September 30, 2004, the Company had approximately $2.5 million in notes receivable from such franchisees. The effect of consolidating the entities where the Company may be the primary beneficiary for a limited period of time is not material to either the consolidated statement of operations or the consolidated balance sheet.

NOTE 21. SEGMENT INFORMATION

     For fiscal 2004, the Company is divided into three reportable segments — North America, Scotts LawnService® and International. The North America segment primarily consists of the Lawns, Gardening Products, Ortho®, Canada and North American Professional business groups. These segments differ from those used in the prior year due to the absorption of the Global Professional segment into the North America and International segments based on geography. This new division of reportable segments is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consistent with how the segments report to and are managed by senior management of the Company. The prior year amounts have been reclassified to conform with the fiscal 2004 segments.

      The North America segment manufactures, markets and sells dry, granular slow-release lawn fertilizers, combination lawn fertilizer and control products, grass seed, spreaders, water-soluble and controlled-release garden and indoor plant foods, plant care products, potting soils, pottery, barks, mulches and other growing media products, pesticide products and a line of horticulture products. Products are marketed to mass merchandisers, home improvement centers, large hardware chains, warehouse clubs, distributors, nurseries, gardens centers and specialty crop growers in the United States, Canada, Latin America and South America.

      The Scotts LawnService® segment provides lawn fertilization, insect control and other related services such as core aeration primarily to residential consumers through company-owned branches and franchises. In most company operated locations, Scotts LawnService® also offers tree and shrub fertilization, disease and insect control treatments and, in our larger branches, an exterior barrier pest control service.

      The International segment provides products similar to those described above for the North America segment to consumers outside of the United States, Canada, Latin America and South America.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table presents segment financial information in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Pursuant to SFAS No. 131, the presentation of the segment financial information is consistent with the basis used by management (i.e., certain costs not allocated to business segments for internal management reporting purposes are not allocated for purposes of this presentation) (in millions).

		North	Scotts
		America	LawnService®	International	Corporate		Total

Net Sales:
	2004	$1,483.2	$135.2	$419.5	$		$2,037.9
	2003	1,388.9	110.4	388.4			1,887.7
	2002	1,311.9	75.6	336.2			1,723.7
Operating Income (loss):
	2004	$308.9	$9.8	$27.3		$(84.9)	$261.1
	2003	282.8	6.2	23.9		(72.7)	240.2
	2002	277.2	8.8	25.3		(67.3)	244.0
Operating Margin:
	2004	20.8%	7.2%	6.5%		nm	12.8%
	2003	20.4%	5.6%	6.2%		nm	12.7%
	2002	21.1%	11.6%	7.5%		nm	14.2%
Depreciation and Amortization:
	2004	$24.9	$3.9	$12.6		$16.3	$57.7
	2003	26.2	3.5	8.1		14.4	52.2
	2002	20.9	2.1	8.5		12.0	43.5
Capital Expenditures:
	2004	$21.4	$1.5	$9.2		$3.0	$35.1
	2003	24.7	0.8	13.3		13.0	51.8
	2002	41.4	2.4	4.2		9.0	57.0
Long-Lived Assets:
	2004	$699.6	$113.0	$304.8		$59.5	$1,176.9
	2003	753.9	106.5	262.9		50.4	1,173.7
Total Assets:
	2004	$1,251.3	$134.5	$526.7		$135.3	$2,047.8
	2003	1,387.1	115.5	418.1		109.6	2,030.3

nm — Not meaningful

      Operating income (loss) from operations reported for Scotts’ three segments represents earnings before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. Accordingly, the Corporate loss from operations for the fiscal years ended September 30, 2004, 2003 and 2002 includes amortization of certain intangible assets, unallocated corporate general and administrative expenses, certain other income/ expense not allocated to the business segments and North America restructuring charges. International restructuring charges of approximately $5.3 million, $9.1 million and $4.5 million are included in International’s income (loss) from operations in fiscal 2004, 2003 and 2002, respectively.

      Long-lived assets reported for Scotts’ operating segments include goodwill and intangible assets as well as property, plant and equipment within each segment.

      Total assets reported for Scotts’ operating segments include the intangible assets for the acquired businesses within those segments. Corporate assets primarily include deferred financing and debt issuance costs, corporate intangible assets as well as deferred tax assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22.	QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for fiscal 2004 and 2003 (in millions, except per share data).

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Full Year

FISCAL 2004
Net sales	$181.4	$723.7	$769.2	$363.6	$2,037.9
Gross profit	49.0	289.6	307.5	123.6	769.7
Net income (loss) from continuing operations	(70.6)	72.9	100.1	(1.9)	100.5
Net income from discontinued operations	—	0.2	—	0.2	0.4
Net income (loss)	(70.6)	73.1	100.1	(1.7)	100.9
Basic earnings (loss) per common share
Net income (loss) from continuing operations	$(2.21)	$2.27	$3.09	$(0.06)	$3.11
Net income from discontinued operations	—	—	—	0.01	0.01

Basic earnings (loss) per share	$(2.21)	$2.27	$3.09	$(0.05)	$3.12

Common shares used in basic EPS calculation	32.0	32.2	32.5	32.6	32.3
Diluted earnings (loss) per common share
Net income (loss) from continuing operations	(2.21)	2.21	3.01	(0.06)	3.02
Net income from discontinued operations	—	—	—	0.01	0.01

Diluted earnings (loss) per share	$(2.21)	$2.21	$3.01	$(0.05)	$3.03

Common shares and dilutive potential common shares used in diluted EPS calculation	32.0	33.0	33.3	32.6	33.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Full Year

FISCAL 2003
Net sales	$174.8	$667.8	$705.1	$340.0	$1,887.7
Gross profit	36.5	257.0	280.3	115.1	688.9
Net income (loss) from continuing operations	(47.1)	62.0	91.0	(2.7)	103.2
Net income from discontinued operations	0.3	0.5	0.2	(0.4)	0.6
Net income (loss)	(46.8)	62.5	91.2	(3.1)	103.8
Basic earnings (loss) per common share
Net income (loss) from continuing operations	$(1.55)	$2.02	$2.93	$(0.10)	$3.34
Net income from discontinued operations		0.02			0.02

Basic earnings (loss) per share	$(1.55)	$2.04	$2.93	$(0.10)	$3.36

Common shares used in basic EPS calculation	30.2	30.7	31.1	31.6	30.9
Diluted earnings (loss) per common share
Net income (loss) from continuing operations	$(1.55)	$1.92	$2.81	$(0.10)	$3.21
Net income from discontinued operations		0.02			0.02

Diluted earnings (loss) per share	$(1.55)	$1.94	$2.81	$(0.10)	$3.23

Common shares and dilutive potential common shares used in diluted EPS calculation	30.2	32.2	32.4	31.6	32.1

      Common stock equivalents, such as stock awards and warrants, are excluded from the diluted loss per share calculation in periods where there is a net loss because their effect is anti-dilutive.

      Scotts’ business is highly seasonal with over 73% of sales occurring in the second and third fiscal quarters combined.

NOTE 23. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

     The 6 5/8% Senior Subordinated Notes are general obligations of The Scotts Company and are guaranteed by all of the existing wholly-owned, domestic subsidiaries and all future wholly-owned, significant domestic subsidiaries of The Scotts Company. These subsidiary guarantors jointly and severally guarantee The Scotts Company’s obligations under the 6 5/8% Senior Subordinated Notes. The guarantees represent full and unconditional general obligations of each subsidiary that are subordinated in right of payment to all existing and future senior debt of that subsidiary but are senior in right of payment to any future junior subordinated debt of that subsidiary.

      The following information presents consolidated Statements of Operations and Statements of Cash Flows for the three years ended September 30, 2004, and Consolidated Balance Sheets as of September 30, 2004 and 2003. Separate audited financial statements of the individual guarantor subsidiaries have not been provided because management does not believe they would be meaningful to investors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Scotts Company

Statement of Operations
for the fiscal year ended September 30, 2004
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Net sales	$1,032.4	$543.1	$462.4	$		$2,037.9
Cost of sales	654.0	321.7	291.9			1,267.6
Restructuring and other charges	0.2		0.4			0.6

Gross profit	378.2	221.4	170.1			769.7
Gross commission earned from marketing agreement	54.7		3.5			58.2
Amortization of deferred marketing fee	3.3					3.3
Contribution expenses under marketing agreement	26.4					26.4

Net commission earned from marketing agreement	25.0		3.5			28.5
Advertising	70.8	7.5	26.7			105.0
S,G&A –including lawn service business and stock-based compensation	275.0	48.1	110.1			433.2
Restructuring and other charges	4.1	0.2	4.8			9.1
Amortization of intangible assets	(0.2)	3.8	4.7			8.3
Equity (income) loss in non-guarantors	(107.2)				107.2
Intercompany allocations	(27.7)	6.7	21.0
Other income, net	(1.9)	(4.5)	(3.8)			(10.2)

Income from operations	190.3	159.6	10.1		(107.2)	252.8
Costs related to refinancings	45.5					45.5
Interest (income) expense	52.1	(13.1)	9.8			48.8

Income (loss) before income taxes	92.7	172.7	0.3		(107.2)	158.5
Income taxes	(8.2)	66.1	0.1			58.0

Net income (loss) from continuing operations	100.9	106.6	0.2		(107.2)	100.5
Net income from discontinued operations		0.4				0.4

Net income (loss)	$100.9	$107.0	$0.2		$(107.2)	$100.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Scotts Company

Statement of Cash Flows
for the fiscal year ended September 30, 2004
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$100.9	$107.0	$0.2		$(107.2)	$100.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Costs related to refinancings	45.5					45.5
Stock-based compensation expense	7.8					7.8
Depreciation	26.4	11.3	8.4			46.1
Amortization	0.4	7.0	4.2			11.6
Deferred taxes	17.6					17.6
Equity income in non-guarantors	(107.2)				107.2
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	14.6	(20.2)	3.7			(1.9)
Inventories	10.9	(7.2)	(17.7)			(14.0)
Prepaid and other current assets	(3.3)	(2.2)	(11.4)			(16.9)
Accounts payable	(8.4)	(10.7)	0.4			(18.7)
Accrued taxes and liabilities	25.2	2.8	1.5			29.5
Restructuring reserves	0.6	(0.5)	0.7			0.8
Other assets	(3.9)	1.3	3.1			0.5
Other liabilities	(5.2)	0.1	(1.2)			(6.3)
Other, net	6.6	3.2	1.9			11.7

Net cash provided by operating activities	128.5	91.9	(6.2)			214.2

CASH FLOWS USED IN INVESTING ACTIVITIES
Investment in available for sale securities	(121.4)					(121.4)
Redemption of available for sale securities	64.2					64.2
Investment in property, plant and equipment	(10.7)	(15.2)	(9.2)			(35.1)
Investments in acquired businesses, net of cash acquired	(0.3)	(4.7)	(3.2)			(8.2)
Payments on seller notes	(2.0)	(10.3)				(12.3)

Net cash used in investing activities	(70.2)	(30.2)	(12.4)			(112.8)

CASH FLOWS USED IN FINANCING ACTIVITIES
Net borrowings under revolving and bank lines of credit			2.0			2.0
Repayment of term loans	(827.5)					(827.5)
Proceeds from issuance of term loans	900.0					900.0
Redemption of 8 5/8% Senior Subordinated Notes	(418.0)					(418.0)
Proceeds from issuance of 6 5/8% senior subordinated notes	200.0					200.0
Financing and issuance fees	(13.0)					(13.0)
Cash received from exercise of stock options	23.5					23.5
Intercompany financing	27.0	(61.6)	34.6

Net cash used in financing activities	(108.0)	(61.6)	36.6			(133.0)
Effect of exchange rate changes			(8.7)			(8.7)

Net increase in cash	(49.7)	0.1	9.3			(40.3)
Cash and cash equivalents, beginning of period	132.1	1.2	22.6			155.9

Cash and cash equivalents, end of period	$82.4	$1.3	$31.9	$		$115.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Scotts Company

Balance Sheet
As of September 30, 2004
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$82.4	$1.3	$31.9	$		$115.6
Investments	57.2					57.2
Accounts receivable, net	88.7	120.0	83.7			292.4
Inventories, net	132.8	57.5	99.8			290.1
Current deferred tax asset	23.2	0.2	1.5			24.9
Prepaid and other assets	19.5	5.5	25.1			50.1

Total current assets	403.8	184.5	242.0			830.3
Property, plant and equipment, net	191.2	92.8	44.0			328.0
Goodwill, net	18.8	244.6	154.5			417.9
Intangible assets, net	5.7	279.1	146.2			431.0
Other assets	46.0		(5.4)			40.6
Investment in affiliates	1,176.0				(1,176.0)	—
Intracompany assets		394.9			(394.9)	—

Total assets	$1,841.5	$1,195.9	$581.3		$(1,570.9)	$2,047.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$5.0	$6.2	$10.9	$		$22.1
Accounts payable	61.6	16.2	52.5			130.3
Accrued liabilities	133.3	29.8	98.8			261.9
Accrued taxes	18.3	0.8	0.2			19.3

Total current liabilities	218.2	53.0	162.4			433.6
Long-term debt	604.8	3.6	0.1			608.5
Other liabilities	113.9	1.5	15.7			131.1
Intracompany liabilities	30.0		364.9		(394.9)	—

Total liabilities	966.9	58.1	543.1		(394.9)	1,173.2
Shareholders’ Equity:
Investment from parent		517.8	62.5		(580.3)	—
Common shares, no par value per share, $.01 stated value per share, issued 32.8 shares in 2004	0.3					0.3
Deferred compensation — stock awards	(10.4)					(10.4)
Capital in excess of stated value	443.0					443.0
Retained earnings	499.5	621.8	3.0		(624.8)	499.5
Accumulated other comprehensive income (loss)	(57.8)	(1.8)	(27.3)		29.1	(57.8)

Total shareholders’ equity	874.6	1,137.8	38.2		(1,176.0)	874.6

Total liabilities and shareholders’ equity	$1,841.5	$1,195.9	$581.3		$(1,570.9)	$2,047.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Scotts Company

Statement of Operations
for the fiscal year ended September 30, 2003
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Net sales	$962.0	$504.1	$421.6	$		$1,887.7
Cost of sales	612.1	304.6	273.0			1,189.7
Restructuring and other charges	5.2		3.9			9.1

Gross profit	344.7	199.5	144.7			688.9
Gross commission earned from marketing agreement	43.4		2.5			45.9
Amortization of deferred marketing fee	3.3					3.3
Contribution expenses under marketing agreement	25.0					25.0

Net commission earned from marketing agreement	15.1		2.5			17.6
Advertising	68.7	7.3	21.7			97.7
Selling, general and administrative	231.5	45.0	94.9			371.4
Restructuring and other charges	2.7	0.8	4.5			8.0
Amortization of intangible assets	0.5	3.9	4.2			8.6
Equity (income) loss in non-guarantors	(97.0)				97.0
Intercompany allocations	(18.8)	6.0	12.8
Other income, net	(2.3)	(5.0)	(3.5)			(10.8)

Income (loss) from operations	174.5	141.5	12.6		(97.0)	231.6
Interest (income) expense	70.6	(15.4)	14.0			69.2

Income (loss) before income taxes	103.9	156.9	(1.4)		(97.0)	162.4
Income tax expense (income)	0.1	59.6	(0.5)			59.2

Net income (loss) from continuing operations	103.8	97.3	(0.9)		(97.0)	103.2
Net income from discontinued operations		0.6				0.6

Net income (loss)	$103.8	$97.9	$(0.9)		$(97.0)	$103.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Scotts Company

Statement of Cash Flows
for the fiscal year ended September 30, 2003
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$103.8	$97.9	$(0.9)		$(97.0)	$103.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	4.8					4.8
Depreciation	25.3	10.7	4.3			40.3
Amortization	3.8	3.9	4.2			11.9
Deferred taxes	48.3					48.3
Equity income in subsidiaries	(97.0)				97.0
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(6.0)	(12.7)	(8.6)			(27.3)
Inventories	2.1	(7.5)	0.1			(5.3)
Prepaid and other current assets	0.8	0.4	2.5			3.7
Accounts payable	10.1	10.0	6.2			26.3
Accrued taxes and liabilities	(0.5)	(2.2)	9.3			6.6
Restructuring reserves	(4.0)		(3.1)			(7.1)
Other assets	(3.9)	0.6	7.0			3.7
Other liabilities	8.7	(1.3)	(10.8)			(3.4)
Other, net	12.4		(2.6)			9.8

Net cash provided by operating activities	108.7	99.8	7.6			216.1

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant and equipment	(19.3)	(20.0)	(12.5)			(51.8)
Investments in acquired businesses, net of cash acquired	(3.8)	(16.6)				(20.4)
Payments on seller notes	(11.5)	(10.4)	(14.8)			(36.7)

Net cash used in investing activities	(34.6)	(47.0)	(27.3)			(108.9)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving and bank lines of credit			(17.6)			(17.6)
Net repayments under term loans	(18.0)		(44.4)			(62.4)
Financing and issuance fees	(0.4)					(0.4)
Cash received from exercise of stock options	21.4					21.4
Intercompany financing	0.3	(53.6)	53.3

Net cash provided by (used in) financing activities	3.3	(53.6)	(8.7)			(59.0)
Effect of exchange rate changes			8.0			8.0

Net increase (decrease) in cash	77.4	(0.8)	(20.4)			56.2
Cash and cash equivalents, beginning of period	54.7	2.0	43.0			99.7

Cash and cash equivalents, end of period	$132.1	$1.2	$22.6	$		$155.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Scotts Company

Balance Sheet
As of September 30, 2003
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$132.1	$1.2	$22.6	$		$155.9
Accounts receivable, net	103.3	99.8	87.4			290.5
Inventories, net	143.6	50.4	82.1			276.1
Current deferred tax asset	56.8	0.4	(0.3)			56.9
Prepaid and other assets	16.2	3.2	13.8			33.2

Total current assets	452.0	155.0	205.6			812.6
Property, plant and equipment, net	206.8	90.6	40.8			338.2
Goodwill, net	20.6	294.2	91.7			406.5
Intangible assets, net	5.7	281.9	141.4			429.0
Other assets	44.8	1.5	(2.3)			44.0
Investment in affiliates	1,066.3				(1,066.3)
Intracompany assets		275.2			(275.2)

Total assets	$1,796.2	$1,098.4	$477.2		$(1,341.5)	$2,030.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$38.9	$9.9	$6.6	$		$55.4
Accounts payable	70.0	27.0	52.0			149.0
Accrued liabilities	111.4	25.8	97.1			234.3
Accrued taxes	7.6	2.3	(0.4)			9.5

Total current liabilities	227.9	65.0	155.3			448.2
Long-term debt	603.8	9.7	88.7			702.2
Other liabilities	137.2		14.5			151.7
Intracompany liabilities	99.1		176.1		(275.2)

Total liabilities	1,068.0	74.7	434.6		(275.2)	1,302.1
Shareholders’ Equity:
Investment from parent		510.7	65.3		(576.0)
Common shares, no par value per share, $.01 stated value per share, issued 32.0 shares in 2003	0.3					0.3
Deferred compensation — stock awards	(8.3)					(8.3)
Capital in excess of stated value	398.4					398.4
Retained earnings	398.6	514.8	2.8		(517.6)	398.6
Accumulated other comprehensive income (loss)	(60.8)	(1.8)	(25.5)		27.3	(60.8)

Total shareholders’ equity	728.2	1,023.7	42.6		(1,066.3)	728.2

Total liabilities and shareholders’ equity	$1,796.2	$1,098.4	$477.2		$(1,341.5)	$2,030.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Scotts Company

Statement of Operations
for the fiscal year ended September 30, 2002
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

Net sales	$899.4	$423.5	$400.8	$		$1,723.7
Cost of sales	611.0	207.2	270.6			1,088.8
Restructuring and other charges	1.5		0.2			1.7

Gross profit	286.9	216.3	130.0			633.2
Gross commission earned from marketing agreement	37.2		2.4			39.6
Amortization of deferred marketing fee	3.4					3.4
Contribution expenses under marketing agreement	20.0					20.0

Net commission earned from marketing agreement	13.8		2.4			16.2
Advertising	47.1	16.2	18.9			82.2
Selling, general and administrative	198.0	47.7	83.0			328.7
Restructuring and other charges	1.9	0.6	3.9			6.4
Amortization of intangible assets	0.4	1.7	3.6			5.7
Equity (income) loss in subsidiaries	(70.1)				70.1
Intercompany allocations	(21.7)	13.3	8.4
Other income, net	(1.2)	(5.3)	(5.5)			(12.0)

Income (loss) from operations	146.3	142.1	20.1		(70.1)	238.4
Interest (income) expense	73.0	(14.3)	17.6			76.3

Income (loss) before income taxes	73.3	156.4	2.5		(70.1)	162.1
Income taxes	2.1	58.6	0.9			61.6

Net income (loss) from continuing operations	71.2	97.8	1.6		(70.1)	100.5
Net income from discontinued operations		0.5				0.5
Cumulative effect of change in accounting for intangible assets, net of tax	11.3	(3.3)	(26.5)			(18.5)

Net income (loss)	$82.5	$95.0	$(24.9)		$(70.1)	$82.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Scotts Company

Statement of Cash Flows
for the fiscal year ended September 30, 2002
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations		Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$82.5	$95.0	$(24.9)		$(70.1)	$82.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting for intangible assets, pre-tax		3.3	26.5			29.8
Depreciation	18.3	9.2	6.9			34.4
Amortization	3.8	1.7	3.6			9.1
Deferred taxes	21.2					21.2
Equity income in subsidiaries	(70.1)				70.1
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(3.9)	(27.3)	2.3			(28.9)
Inventories	92.8	3.7	2.9			99.4
Prepaid and other current assets	(0.3)	(0.4)	(2.9)			(3.6)
Accounts payable	(15.3)	(2.4)	(4.3)			(22.0)
Accrued taxes and liabilities	1.3	9.5	6.7			17.5
Restructuring reserves	(20.5)	0.7	(8.1)			(27.9)
Other assets	(14.9)	4.1	6.3			(4.5)
Other liabilities	32.4	0.2	1.0			33.6
Other, net	(10.6)	(0.4)	9.3			(1.7)

Net cash provided by operating activities	116.7	96.9	25.3			238.9

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant and equipment	(34.1)	(17.3)	(5.6)			(57.0)
Investments in acquired businesses, net of cash acquired		(31.0)				(31.0)
Payments on seller notes	(2.1)	(18.5)	(11.4)			(32.0)
Other, net			7.0			7.0

Net cash used in investing activities	(36.2)	(66.8)	(10.0)			(113.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under revolving and bank lines of credit	(1.8)		(95.8)			(97.6)
Net repayments under term loans	(1.0)		(30.9)			(31.9)
Issuance of 8 5/8% senior subordinated notes, net of issuance fees	70.2					70.2
Financing and issuance fees	(2.2)					(2.2)
Cash received from exercise of stock options	19.7					19.7
Intercompany financing	(114.1)	(29.1)	143.2

Net cash provided by (used in)financing activities	(29.2)	(29.1)	16.5			(41.8)
Effect of exchange rate changes			(3.1)			(3.1)

Net increase (decrease) in cash	51.3	1.0	28.7			81.0
Cash and cash equivalents, beginning of period	3.4	1.0	14.3			18.7

Cash and cash equivalents, end of period	$54.7	$2.0	$43.0	$		$99.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of The Scotts Company

      Our audits of the consolidated financial statements referred to in our report dated November 22, 2004 appearing in Item 15(a)(1) of this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio

November 22, 2004

The Scotts Company

Schedule II — Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2004
(in millions)

Column A	Column B	Column C	Column D	Column E	Column F

	Balance		Additions	Deductions
	at		Charged	Credited	Balance
	Beginning	Reserves	to	and	at End
Classification	of Period	Acquired	Expense	Write-Offs	of Period

Valuation and qualifying accounts deducted from the assets to which they apply:
Inventory reserve	$22.0	$	$11.8	$(12.5)	$21.3
Allowance for doubtful accounts	29.0		3.4	(3.4)	29.0
Income tax valuation allowance	1.0			(1.0)

Schedule II — Valuation and Qualifying Accounts

for the fiscal year ended September 30, 2003
(in millions)

Column A	Column B	Column C	Column D	Column E	Column F

	Balance		Additions	Deductions
	at		Charged	Credited	Balance
	Beginning	Reserves	to	and	at End
Classification	of Period	Acquired	Expense	Write-Offs	of Period

Valuation and qualifying accounts deducted from the assets to which they apply:
Inventory reserve	$25.9	$	$5.1	$(9.0)	$22.0
Allowance for doubtful accounts	33.2		3.2	(7.4)	29.0
Income tax valuation allowance			1.0		1.0

Schedule II — Valuation and Qualifying Accounts

for the fiscal year ended September 30, 2002
(in millions)

Column A	Column B	Column C	Column D	Column E	Column F

	Balance		Additions	Deductions
	at		Charged	Credited	Balance
	Beginning	Reserves	to	and	at End
Classification	of Period	Acquired	Expense	Write-Offs	of Period

Valuation and qualifying accounts deducted from the assets to which they apply:
Inventory reserve	$22.3	$	$17.4	$(13.8)	$25.9
Allowance for doubtful accounts	27.4		12.0	(6.2)	33.2

The Scotts Company

Index to Exhibits

Exhibit
No.	Description	Location

2(a)	Amended and Restated Agreement and Plan of Merger, dated as of May 19, 1995, among Stern’s Miracle-Gro Products, Inc., Stern’s Nurseries, Inc., Miracle-Gro Lawn Products Inc., Miracle-Gro Products Limited, Hagedorn Partnership, L.P., the general partners of Hagedorn Partnership, L.P., Horace Hagedorn, Community Funds, Inc., and John Kenlon, The Scotts Company (the “Registrant”), and ZYX Corporation	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated May 31, 1995 (File No. 0-19768) [Exhibit 2(b)]

2(b)	First Amendment to Amended and Restated Agreement and Plan of Merger, made and entered into as of October 1, 1999, among the Registrant, Scotts Miracle-Gro Products, Inc. (as successor to ZYX Corporation and Stern’s Miracle-Gro Products, Inc.), Miracle-Gro Lawn Products Inc., Miracle-Gro Products Limited, Hagedorn Partnership, L.P., Community Funds, Inc., Horace Hagedorn and John Kenlon, and James Hagedorn, Katherine Hagedorn Littlefield, Paul Hagedorn, Peter Hagedorn, Robert Hagedorn and Susan Hagedorn	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated October 4, 1999 (File No. 1-11593) [Exhibit 2]

3(a)(1)	Certificate of Amendment by Shareholders to Articles of The Scotts Company reflecting adoption of amendment to Article FOURTH of Amended Articles of Incorporation by the shareholders of The Scotts Company on January 18, 2001, as filed with Ohio Secretary of State on January 18, 2001	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2000 (File No. 1-13292) [Exhibit 3(a)(1)]

3(a)(2)	Certificate of Amendment by Directors of The Scotts Company reflecting adoption of Restated Articles of Incorporation attached thereto, by the Board of Directors of The Scotts Company on January 18, 2001, as filed with Ohio Secretary of State on January 29, 2001	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2000 (File No. 1-13292) [Exhibit 3(a)(2)]

3(b)(1)	Certificate regarding Adoption of Amendments to the Code of Regulations of The Scotts Company by the Shareholders on January 18, 2001	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2000 (File No. 1-13292) [Exhibit 3(b)(1)]

3(b)(2)	Code of Regulations of The Scotts Company (reflecting amendments through January 18, 2001) [for SEC reporting compliance purposes only]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2000 (File No. 1-13292) [Exhibit 3(b)(2)]

4(a)(1)	Indenture, dated as of January 21, 1999, among the Registrant; the Guarantors identified therein; and State Street Bank and Trust Company, as Trustee	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-4 filed on April 21, 1999 (Registration No. 333-76739) [Exhibit 4]

4(a)(2)	Supplemental Indenture, dated as of February 6, 2002, among the Registrant; the Guarantors identified therein; and State Street Bank and Trust Company, as Trustee	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 1-13292) [Exhibit 4(m)(2)]

Exhibit
No.	Description	Location

4(a)(3)	Second Supplemental Indenture, dated as of September 29, 2003, among the Registrant; the Guarantors identified therein; and U.S. Bank National Association (successor to State Street Bank and Trust Company), as Trustee	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 1-13292) [Exhibit 4(m)(3)]

4(b)	INDENTURE, dated as of October 8, 2003, between the Registrant; the Guarantors identified therein; and U.S. Bank National Association, as Trustee	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 1-13292) [Exhibit 4(n)]

4(c)	Registration Rights Agreement, dated October 8, 2003, among the Registrant; the Guarantors identified therein; and Citigroup Global Markets Inc., Banc of America Securities LLC and J.P. Morgan Securities Inc. as representatives for the initial purchasers of the 6.625% Senior Subordinated Notes due 2013 described therein	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 1-13292) [Exhibit 4(o)]

4(d)	Second Amended and Restated Credit Agreement, dated as of October 22, 2003, among the Registrant; Hyponex Corporation, Miracle Garden Care Limited, OM Scott International Investments Ltd., Scotts Australia Pty. Ltd., Scotts Canada, Ltd., Scotts Holdings Limited, Scotts Manufacturing Company, Scotts-Sierra Horticultural Products Company, Scotts-Sierra Investments, Inc., Scotts Temecula Operations, LLC, Scotts Treasury EEIG, The Scotts Company (UK) Ltd., and other subsidiaries of the Registrant who are also borrowers from time to time; the lenders party thereto; Citicorp North America, Inc., as Syndication Agent; Bank of America, N.A. and Bank One, NA, as Co-Documentation Agents; JPMorgan Chase Bank, as Administrative Agent; and other Agents identified therein	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 1-13292) [Exhibit 4(p)]

10(a)(1)	The O.M. Scott & Sons Company Excess Benefit Plan, effective October 1, 1993	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993, of The Scotts Company, a Delaware corporation (File No. 0-19768) [Exhibit 10(h)]

10(a)(2)	First Amendment to The O.M. Scott & Sons Company Excess Benefit Plan, effective as of January 1, 1998	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(a)(2)]

10(a)(3)	Second Amendment to The O.M. Scott & Sons Company Excess Benefit Plan, effective as of January 1, 1999	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(a)(3)]

Exhibit
No.	Description	Location

10(b)(1)	The Scotts Company 1992 Long Term Incentive Plan (as amended through May 15, 2000)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2000 (File No. 1-13292) [Exhibit 10(b)]

10(b)(2)	The Scotts Company 1992 Long Term Incentive Plan (2002 Amendment)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2002 (File No. 1-13292) [Exhibit 10(b)(i)]

10(c)	The Scotts Company Executive Annual Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(c)]

10(d)(1)	The Scotts Company 1996 Stock Option Plan (as amended through May 15, 2000)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2000 (File No. 1-13292) [Exhibit 10(d)]

10(d)(2)	The Scotts Company 1996 Stock Option Plan (2002 Amendment)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2002 (File No. 1-13292) [Exhibit 10(d)(i)]

10(e)	Specimen form of Stock Option Agreement (as amended through October 23, 2001) for Non-Qualified Stock Options granted to employees under The Scotts Company 1996 Stock Option Plan, U.S. specimen	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(e)]

10(f)	Specimen form of Stock Option Agreement (as amended through October 23, 2001) for Non-Qualified Stock Options granted to employees under The Scotts Company 1996 Stock Option Plan, French specimen	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(f)]

10(g)(1)	The Scotts Company Executive Retirement Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 1-11593) [Exhibit 10(j)]

10(g)(2)	First Amendment to The Scotts Company Executive Retirement Plan, effective as of January 1, 1999	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(g)(2)]

10(g)(3)	Second Amendment to The Scotts Company Executive Retirement Plan, effective as of January 1, 2000	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(g)(3)]

Exhibit
No.	Description	Location

10(g)(4)	Third Amendment to The Scotts Company Executive Retirement Plan, effective as of January 1, 2003	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 1-13292) [Exhibit 10(g)(4)]

10(g)(5)	Fourth Amendment to The Scotts Company Executive Retirement Plan, effective as of January 1, 2004	*

10(h)	Employment Agreement, dated as of May 19, 1995, between the Registrant and James Hagedorn	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (File No. 1-11593) [Exhibit 10(p)]

10(i)	Letter agreement, dated June 8, 2000, between the Registrant and Patrick J. Norton	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 1-13292) [Exhibit 10(q)]

10(j)	Letter agreement, dated November 5, 2002, pertaining to the terms of employment of Mr. Norton through December 31, 2005, and superseding certain provisions of the letter agreement, dated June 8, 2000, between the Registrant and Mr. Norton	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 1-13292) [Exhibit 10(q)]

10(k)	Written description of employment terms between the Registrant and David M. Aronowitz, Michael P. Kelty, Ph.D., Christopher L. Nagel and Denise S. Stump	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 1-13292) [Exhibit 10(k)]

10(l)	The Scotts Company 2003 Stock Option and Incentive Equity Plan	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2002 (File No. 1-13292) [Exhibit 10(w)]

10(m)	Letter agreement, dated April 23, 2003, between the Registrant and Robert F. Bernstock	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2003 (File No. 1-13292) [Exhibit 10(x)]

10(n)	Employment Agreement and Covenant Not to Compete, effective October 1, 2004, between The Scotts Company and Robert F. Bernstock	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 19, 2004 (File No. 1-13292) [Exhibit 10.1]

10(o)	First Amendment to Employment Agreement and Covenant Not to Compete, effective October 1, 2004, between The Scotts Company and Robert F. Bernstock	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 19, 2004 (File No. 1-13292) [Exhibit 10.2]

10(p)	Second Amendment to Employment Agreement and Covenant Not to Compete, effective October 1, 2004, between The Scotts Company and Robert F. Bernstock	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 19, 2004 (File No. 1-13292) [Exhibit 10.3]

Exhibit
No.	Description	Location

10(q)	The Scotts Company 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors, effective as of October 1, 2004, between The Scotts Company and Robert F. Bernstock, in respect of grant of 25,000 shares of restricted stock	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 19, 2004 (File No. 1-13292) [Exhibit 10.4]

10(r)	Amendment to The Scotts Company 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors, effective as of October 1, 2004, between The Scotts Company and Robert F. Bernstock, in respect of June 2, 2003 award of freestanding stock appreciation rights	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 19, 2004 (File No. 1-13292) [Exhibit 10.5]

10(s)	Amendment to The Scotts Company 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors, effective as of October 1, 2004, between The Scotts Company and Robert F. Bernstock, in respect of November 19, 2003 award of freestanding stock appreciation rights	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 19, 2004 (File No. 1-13292) [Exhibit 10.6]

10(t)	Form of 1996 Stock Option Plan Award Agreement	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 19, 2004 (File No. 1-13292) [Exhibit 10.7]

10(u)	Form of 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 19, 2004 (File No. 1-13292) [Exhibit 10.8]

10(v)	Form of 2003 Stock Option and Incentive Equity Plan Award Agreement for Directors	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 19, 2004 (File No. 1-13292) [Exhibit 10.9]

10(w)	Exclusive Distributor Agreement — Horticulture, effective as of June 22, 1998, between the Registrant and AgrEvo USA Company	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 1-11593) [Exhibit 10(v)]

10(x)	Amended and Restated Exclusive Agency and Marketing Agreement, dated as of September 30, 1998, between Monsanto Company (now Pharmacia Corporation) and the Registrant**	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (File No. 1-11593) [Exhibit 10(v)]

14	Code of Business Conduct and Ethics of the Registrant	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 1-13292) [Exhibit 14]

21	Subsidiaries of the Registrant	*

23	Consent of Independent Registered Public Accounting Firm	*

31(a)	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	*

Exhibit
No.	Description	Location

31(b)	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	*

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	*

*	Filed herewith.

**	Certain portions of this Exhibit have been omitted based upon an Order Granting Confidential Treatment from the Securities and Exchange Commission (“SEC”), dated August 23, 2002, extending through September 30, 2005.