Form 10-Q
period 2005-01-01
SCOTTS COMPANY
filed 2005-02-10
CIK 825542

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JANUARY 1, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-13292

                               THE SCOTTS COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

              OHIO
(State or Other Jurisdiction of                          31-1414921
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     33,264,474                            OUTSTANDING AT FEBRUARY 4, 2005
     Common Shares, voting, no par value

================================================================================

                       THE SCOTTS COMPANY AND SUBSIDIARIES
                                      INDEX

                                                                                                       PAGE NO.
                                                                                                       --------
PART I.  FINANCIAL INFORMATION:
Item 1.     Financial Statements
            Condensed, Consolidated Statements of Operations - Three month
               periods ended January 1, 2005 and December 27, 2003..................................       3
            Condensed, Consolidated Statements of Cash Flows - Three month
               periods ended January 1, 2005 and December 27, 2003..................................       4
            Condensed, Consolidated Balance Sheets - January 1, 2005,
               December 27, 2003 and September 30, 2004.............................................       5
            Notes to Condensed, Consolidated Financial Statements...................................       6
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations...      23
Item 3.     Quantitative and Qualitative Disclosures about Market Risk..............................      33
Item 4.     Controls and Procedures.................................................................      33
PART II. OTHER INFORMATION
Item 1.     Legal Proceedings.......................................................................      34
Item 4.     Submission of Matters to a Vote of Security Holders.....................................      35
Item 6.     Exhibits................................................................................      35
Signatures..........................................................................................      36
Index to Exhibits...................................................................................      37

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               THE SCOTTS COMPANY
                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                         THREE MONTHS ENDED
                                                                     -------------------------
                                                                     JANUARY 1,   DECEMBER 27,
                                                                        2005          2003
                                                                     ----------   ------------
Net sales ........................................................    $ 244.0       $ 181.4
Cost of sales ....................................................      175.8         133.0
Restructuring and other charges ..................................         --           0.5
                                                                      -------       -------
      Gross profit ...............................................       68.2          47.9
Gross commission earned from marketing agreement .................         --            --
Amortization of deferred marketing fee ...........................        0.8           0.8
Contribution expenses under marketing agreement ..................        6.3           6.3
                                                                      -------       -------
Net expense from marketing agreement .............................        7.1           7.1
Operating expenses:
   Selling, general and administrative ...........................       96.1          77.7
   Selling, general and administrative - lawn service business ...       13.9          11.4
   Stock-based compensation ......................................        2.3           1.3
   Restructuring and other charges ...............................        0.2           0.5
                                                                      -------       -------
                                                                        112.5          90.9
   Advertising ...................................................       14.7           8.3
   Amortization of intangibles ...................................        2.6           2.4
   Impairment of intangible assets ...............................       22.0            --
   Other income, net .............................................       (0.2)         (1.8)
                                                                      -------       -------
      Loss from operations .......................................      (90.5)        (59.0)
Costs related to refinancing .....................................         --          43.7
Interest expense .................................................       10.4          11.9
                                                                      -------       -------
      Loss before income taxes ...................................     (100.9)       (114.6)
Income taxes (benefit) ...........................................      (38.4)        (43.9)
                                                                      -------       -------
      Net loss from continuing operations ........................      (62.5)        (70.7)
      Net loss from discontinued operations ......................       (0.2)           --
                                                                      -------       -------
      Net loss ...................................................    $ (62.7)      $ (70.7)
                                                                      =======       =======
BASIC LOSS PER COMMON SHARE:
Weighted-average common shares outstanding during the period .....       33.0          32.0
Basic loss per common share:
      Net loss from continuing operations ........................    $ (1.89)      $ (2.21)
      Net loss from discontinued operations ......................      (0.01)           --
                                                                      -------       -------
      Basic loss per share .......................................    $ (1.90)      $ (2.21)
                                                                      =======       =======
DILUTED LOSS PER COMMON SHARE:
Weighted-average common shares outstanding during the period .....       33.0          32.0
Diluted loss per common share:
      Net loss from continuing operations ........................    $ (1.89)      $ (2.21)
      Net loss from discontinued operations ......................      (0.01)           --
                                                                      -------       -------
      Diluted loss per share .....................................    $ (1.90)      $ (2.21)
                                                                      =======       =======

            See notes to condensed, consolidated financial statements

                               THE SCOTTS COMPANY
                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                           THREE MONTHS ENDED
                                                                       -------------------------
                                                                       JANUARY 1,   DECEMBER 27,
                                                                          2005          2003
                                                                       ----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ...........................................................    $ (62.7)      $ (70.7)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Loss on impairment of intangible assets .........................       22.0            --
   Write-off of deferred costs on retired debt .....................         --          19.4
   Stock-based compensation expense ................................        2.3           1.3
   Depreciation ....................................................       12.5          10.2
   Amortization ....................................................        3.4           3.2
   Deferred taxes ..................................................       (9.5)          1.8
   Changes in assets and liabilities, net of acquired businesses:
      Accounts receivable ..........................................       56.6          61.4
      Inventories ..................................................     (181.2)       (166.3)
      Prepaid and other current assets .............................       (1.4)          1.0
      Accounts payable .............................................       50.0          32.4
      Accrued taxes and liabilities ................................      (62.1)        (83.2)
      Restructuring reserves .......................................       (1.9)         (1.8)
      Other assets .................................................       (4.8)         (0.5)
      Other liabilities ............................................        7.8           3.5
   Other, net ......................................................       (1.7)          0.3
                                                                        -------       -------
      Net cash used in operating activities ........................     (170.7)       (188.0)
                                                                        -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Redemption of available for sale securities .....................       57.2           --
   Investment in property, plant and equipment .....................       (5.0)         (4.0)
   Investment in acquired businesses, net of cash acquired .........      (70.3)         (0.6)
                                                                        -------       -------
      Net cash used in investing activities ........................      (18.1)         (4.6)
                                                                        -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under revolving and bank lines of credit .............      132.9         104.3
   Repayments under revolving and bank lines of credit .............      (14.2)        (12.6)
   Proceeds from issuance of term loans - New Credit Agreement .....         --         500.0
   Repayments of term loans ........................................       (1.0)       (326.5)
   Issuance of 6 5/8% Senior Subordinated Notes ....................         --         200.0
   Redemption of 8 5/8% Senior Subordinated Notes ..................         --        (379.9)
   Financing fees, net .............................................       (0.4)        (10.9)
   Payments on seller notes ........................................       (1.9)         (1.9)
   Cash received from the exercise of stock options ................       11.8           7.1
                                                                        -------       -------
      Net cash provided by financing activities ....................      127.2          79.6
Effect of exchange rate changes on cash ............................      (24.9)        (16.6)
                                                                        -------       -------
Net decrease in cash ...............................................      (86.5)       (129.6)
Cash and cash equivalents at beginning of period ...................      115.6         155.9
                                                                        -------       -------
Cash and cash equivalents at end of period .........................    $  29.1       $  26.3
                                                                        =======       =======

            See notes to condensed, consolidated financial statements

                               THE SCOTTS COMPANY
                     CONDENSED, CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                                     UNAUDITED
                                                                             -------------------------
                                                                             JANUARY 1,   DECEMBER 27,   SEPTEMBER 30,
                                                                                2005          2003            2004
                                                                             ----------   ------------   -------------
                                    ASSETS
Current assets:
   Cash and cash equivalents .............................................    $   29.1      $   26.3        $  115.6
   Investments ...........................................................          --            --            57.2
   Accounts receivable, less allowances of $27.8,
      $28.2 and $29.0, respectively ......................................       245.7         229.1           292.4
   Inventories, net ......................................................       501.2         442.4           290.1
   Current deferred tax asset ............................................        24.8          60.7            24.9
   Prepaid and other assets ..............................................        55.0          32.3            50.1
                                                                              --------      --------        --------
      Total current assets ...............................................       855.8         790.8           830.3
   Property, plant and equipment, net of accumulated depreciation
      of $315.3, $284.1 and $301.4, respectively .........................       343.8         333.8           328.0
   Goodwill ..............................................................       450.2         412.5           417.9
   Intangible assets, net ................................................       435.1         436.2           431.0
   Other assets ..........................................................        46.2          42.0            40.6
                                                                              --------      --------        --------
      Total assets .......................................................    $2,131.1      $2,015.3        $2,047.8
                                                                              ========      ========        ========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of debt ...............................................    $   20.5      $   30.8        $   22.1
   Accounts payable ......................................................       196.7         181.4           130.3
   Accrued liabilities ...................................................       239.8         190.7           261.9
   Accrued taxes .........................................................        (5.3)        (24.8)           19.3
                                                                              --------      --------        --------
      Total current liabilities ..........................................       451.7         378.1           433.6
Long-term debt ...........................................................       727.2         810.1           608.5
Other liabilities ........................................................       124.3         160.7           131.1
                                                                              --------      --------        --------
      Total liabilities ..................................................     1,303.2       1,348.9         1,173.2
Commitments and contingencies (notes 3, 8 and 10)
Shareholders' equity:
   Common Shares, no par value per share, $.01 stated value
      per share, 33.2, 32.3, 32.8 shares issued, respectively ............         0.3           0.3             0.3
   Deferred compensation - stock awards ..................................       (21.5)        (19.2)          (10.4)
   Capital in excess of stated value .....................................       468.4         418.9           443.0
   Retained earnings .....................................................       436.7         327.9           499.5
   Accumulated other comprehensive loss ..................................       (56.0)        (61.5)          (57.8)
                                                                              --------      --------        --------
      Total shareholders' equity .........................................       827.9         666.4           874.6
                                                                              --------      --------        --------
      Total liabilities and shareholders' equity .........................    $2,131.1      $2,015.3        $2,047.8
                                                                              ========      ========        ========

            See notes to condensed, consolidated financial statements

     NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS

     The Scotts Company and its subsidiaries (collectively "Scotts" or the "Company") are engaged in the manufacture, marketing and sale of lawn and garden care products. The Company's major customers include home improvement centers, mass merchandisers, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, commercial nurseries and greenhouses, and specialty crop growers. The Company's products are sold primarily in North America and the European Union. We also operate and franchise the Scotts LawnService(R) business which provides lawn and tree and shrub fertilization, insect control and other related services in the United States. Effective October 2, 2004, Scotts acquired Smith & Hawken(R), a leading brand in the outdoor living and gardening lifestyle category. Smith & Hawken(R) products are sold in the United States through its 59 retail stores as well as through catalog and internet sales.

     ORGANIZATION AND BASIS OF PRESENTATION

     The Company's condensed, consolidated financial statements are unaudited; however, in the opinion of management, these financial statements are presented in accordance with accounting principles generally accepted in the United States of America. The condensed, consolidated financial statements include the accounts of The Scotts Company and all wholly-owned and majority-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. The Company's criteria for consolidating entities is based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. Interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the financial statements and accompanying notes in The Scotts Company's fiscal 2004 Annual Report on Form 10-K.

     REVENUE RECOGNITION

     Revenue is recognized when products are shipped and when title and risk of loss transfer to the customer. Provisions for estimated returns and allowances are recorded at the time revenue is recognized based on historical rates of returns and are periodically adjusted for known changes in return levels. Scotts LawnService(R) revenues are recognized at the time service is provided to the customer.

     Under the terms of the Marketing Agreement between The Scotts Company and Monsanto, the Company in its role as exclusive agent performs certain functions, such as sales support, merchandising, distribution and logistics on behalf of Monsanto, and incurs certain costs in support of the consumer Roundup(R) business. The actual costs incurred by Scotts on behalf of Roundup(R) are recovered from Monsanto through the terms of the Agency Agreement and are treated solely as a recovery of incurred costs. Revenue is not recognized in the Company's consolidated financial statements for the recovery of these costs since the services rendered are solely in support of the agency arrangement and not a part of any principal line of business.

     PROMOTIONAL ALLOWANCES

     The Company promotes its branded products through cooperative advertising programs with retailers. Retailers also are offered in-store promotional allowances and rebates based on sales volumes. Certain products are promoted with direct consumer rebate programs and special purchasing incentives. Promotion costs (including allowances and rebates) incurred during the year are expensed to interim periods in relation to revenues and are recorded as a reduction of net sales. Accruals for expected payouts under these programs are included as accrued marketing and promotion in the accrued liabilities line in the Condensed, Consolidated Balance Sheets.

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

     Scotts LawnService(R) promotes its service offerings primarily through direct response mail campaigns. The external costs associated with these campaigns are deferred and recognized ratably as advertising expense in proportion to revenues over a period not in excess of one year. The costs deferred at January 1, 2005, December 27, 2003 and September 30, 2004 are $0.7 million, $0.9 million and $1.6 million, respectively.

     STOCK-BASED COMPENSATION AWARDS

     Beginning in fiscal 2003, the Company began expensing prospective grants of employee stock-based compensation awards in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of SFAS No. 123". Beginning in fiscal 2003, the fair value of new awards is expensed ratably over the vesting period, which has historically been three years, except for grants to members of the Board of Directors, which have historically had a six month vesting period.

     In the first quarter of fiscal 2005, the Company granted 50,500 restricted stock rights and 456,300 non qualified stock options to officers and other key employees. The exercise price for the option awards and the stated price for the stock appreciation right awards were determined by the closing price of the Company's common shares on the date of grant.

     The Company changed its fair value option pricing model from the Black-Scholes model to a binomial model for all options granted on or after October 1, 2004. The fair value of stock options granted prior to October 1, 2004, was determined using the Black-Scholes model. The Company believes that the binomial model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility and risk-free interest rate. However, in addition, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option.

     The value of all stock-based compensation grants during fiscal 2004 using the Black-Scholes model was $11.0 million and thus far in fiscal 2005 using a binomial model was $9.6 million. The assumptions used in the fair value determinations were similar for both the fiscal 2005 and 2004 grants. In addition, the fair value of the restricted stock rights granted thus far in fiscal 2005 was $3.3 million.

     Had compensation expense been recognized for stock-based compensation awards granted in periods prior to fiscal 2003 in accordance with the recognition provisions of SFAS No. 123, the Company would have recorded net loss and net loss per share for the three months ended December 27, 2003, as follows (dollars in millions, except per share data):

Net loss .............................................................   $(70.7)
Stock-based compensation expense included in reported net loss,
   net of tax ........................................................      0.8
Total stock-based employee compensation expense determined
   under fair value based method for all awards, net of tax ..........     (1.3)
                                                                         ------
Net loss as adjusted .................................................   $(71.2)
                                                                         ======
Net loss per share:
   Basic .............................................................   $(2.21)
   Diluted ...........................................................   $(2.21)
Net loss per share, as adjusted:
   Basic .............................................................   $(2.23)
   Diluted ...........................................................   $(2.23)

     The pro forma amounts shown above are not necessarily representative of the impact on net income/loss in future periods.

     In December 2004, the Financial Accounting Standards Board (FASB) replaced SFAS No. 123 "Accounting for Stock-Based Compensation" with revised SFAS No. 123, "Share-Based Payment." As the Company previously adopted the provisions of SFAS No. 123 for awards granted beginning in fiscal 2003, its accounting for share-based payments (including grants of employee stock options) is substantially in accordance with revised SFAS 123. Therefore, the adoption of revised SFAS 123, as required for the fourth quarter of fiscal 2005, is not expected to have a significant effect on the Company's results of operations. Companies no longer have the option to account for their share-based awards to employees using APB Opinion No. 25 (the intrinsic value model) or SFAS No. 123 (the fair value model).

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

     Management also assesses the recoverability of goodwill, tradenames and other intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its estimated undiscounted future cash flows. Goodwill and unamortizable intangible assets are reviewed for impairment at least annually during the first fiscal quarter. If it is determined that an impairment of intangible assets has occurred, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds its estimated fair value. The Company performed its annual impairment analysis during the first quarter of fiscal 2005 and determined that intangibles associated with our consumer business in the United Kingdom are impaired. The reduction in the value of the business has resulted primarily from the decline in the profitability of its growing media business and unfavorable category mix trends. Although management is developing strategies to significantly improve the profitability of the U.K. business, we believe an impairment charge against the book value is appropriate. Accordingly, an estimated impairment charge of $22 million has been recorded for the first quarter of fiscal 2005. No impairment charge was recorded for the first quarter of fiscal 2004.

     EARNINGS PER COMMON SHARE

     Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated including common stock equivalents pertaining to options and stock appreciation rights where the exercise price was less than the average market price of the common shares. Because of the first quarter loss, common stock equivalents were not included in the calculation of diluted loss per share because to do so would have been anti-dilutive. These common stock equivalents equate to 0.9 million and 0.8 million shares of common stock for the periods ended January 1, 2005 and December 27, 2003, respectively.

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

     RECLASSIFICATIONS

     A reclassification was made to the prior periods' statement of operations to reclassify $1.1 million of selling, general and administrative costs - lawn service business to cost of sales to conform to fiscal 2005 classifications.

2.   DETAIL OF INVENTORIES, NET

     Inventories, net of provisions for slow moving and obsolete inventory of $20.1 million, $21.3 million, and $21.3 million, respectively, consisted of:

                                       JANUARY 1,   DECEMBER 27,   SEPTEMBER 30,
                                          2005          2003            2004
                                       ----------   ------------   -------------
                                                      ($ MILLIONS)
INVENTORIES, NET
Finished goods .....................     $366.7        $318.0          $186.6
Work-in-process ....................       38.9          39.9            30.7
Raw materials ......................       95.6          84.5            72.8
                                         ------        ------          ------
Total ..............................     $501.2        $442.4          $290.1
                                         ======        ======          ======

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

     The agreement also requires the Company to make fixed annual payments to Monsanto as a contribution against the overall expenses of the Roundup(R) business. The annual fixed payment is defined as $20 million. However, portions of the annual payments for the first three years of the agreement are deferred. No payment was required for the first year (fiscal 1999), a payment of $5 million was required for the second year and a payment of $15 million was required for the third year so that a total of $40 million of the contribution payments was deferred. Beginning in fiscal 2003, the fifth year of the agreement, the annual payments to Monsanto increased to at least $25 million, which include per annum interest charges at 8%. The annual payments may be increased above $25 million if certain significant earnings targets are exceeded. If all of the deferred contribution amounts are paid prior to 2018, the annual contribution payments revert to $20 million. Regardless of whether the deferred contribution amounts are paid, all contribution payments cease entirely in 2018.

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

     The express terms of the agreement permit the Company to terminate the agreement only upon material breach, material fraud or material willful misconduct by Monsanto, as such terms are defined in the agreement, or upon the sale of the Roundup(R) business by Monsanto. In such instances, the agreement permits the Company to avoid payment of any deferred contribution and related per annum charge. The Company's basis for not recording a financial liability to Monsanto for the deferred portions of the annual contribution and per annum charge is based on our assessment and consultations with our legal counsel and the Company's former independent accountants. In addition, the Company has obtained a legal opinion from The Bayard Firm, P.A., which concluded, subject to certain qualifications, that if the matter were litigated, a Delaware court would likely conclude that the Company is entitled to terminate the agreement at will, with appropriate prior notice, without incurring significant penalty, and avoid paying the unpaid deferred amounts. We have concluded that, should the Company elect to terminate the agreement at any balance sheet date, it will not incur significant economic consequences as a result of such action.

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

     The Company's conclusion is not free from challenge and, in fact, would likely be challenged if the Company were to terminate the agreement. If it were determined that, upon termination, the Company must pay any remaining deferred contribution amounts and related per annum charges, the resulting charge to earnings could have a material impact on the Company's results of operations and financial position. At January 1, 2005, contribution payments and related per annum charges of approximately $46.3 million had been deferred under the agreement. This amount is considered a contingent obligation and has not been reflected in the financial statements as of and for the period then ended.

     Monsanto has disclosed that it is accruing the $20 million fixed contribution fee per year beginning in the fourth quarter of Monsanto's fiscal year 1998, plus interest on the deferred portion.

     The agreement has no definite term except as it relates to the European Union Countries. With respect to the European Union Countries, the initial term of the Marketing Agreement extends through September 30, 2005 and may be renewed at the option of both parties for three successive terms ending on September 30, 2008, 2015, and 2018, with a separate determination being made by the parties at least six months prior to the expiration of each such term as to whether to commence a subsequent renewal term. If Monsanto does not agree to the renewal term as with respect to the European Countries, the commission structure will be recalculated in a manner likely to be favorable to Scotts. For countries outside of the European Union, the agreement continues indefinitely unless terminated by either party. The agreement provides Monsanto with the right to terminate the agreement for an event of default (as defined in the agreement) by the Company or a change in control of Monsanto or the sale of the Consumer Roundup(R) business. The agreement provides the Company with the right to terminate the agreement in certain circumstances including an event of default by Monsanto or the sale of the Consumer Roundup(R) business. Unless Monsanto terminates the agreement for an event of default by the Company, Monsanto is required to pay a termination fee to the Company that varies by program year. If Monsanto terminates the Marketing Agreement upon a change of control of Monsanto or the sale of the Consumer Roundup(R) business prior to September 30, 2008, we will be entitled to a termination fee in excess of $100 million. If we terminate the agreement upon an uncured material breach , material fraud or material willful misconduct by Monsanto, we will be entitled to receive a termination fee in excess of $100 million if the termination occurs prior to September 30, 2008. The termination fee declines over time from $100 million to a minimum of $16 million for terminations between September 30, 2008 and September 30, 2018.

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

4.   RESTRUCTURING AND OTHER CHARGES

     FISCAL 2005 CHARGES

     During the first quarter of fiscal 2005, the Company recorded $0.2 million of restructuring and other charges. These charges, related to our Global Business Information Services restructuring and were included in selling, general and administrative costs.

     FISCAL 2004 CHARGES

     During the first quarter of fiscal 2004, the Company recorded $1.0 million of restructuring and other charges. These charges, related to our North American distribution restructuring and our International Profit Improvement Plan, were included in cost of sales and selling, general, and administrative costs in the amounts of $0.5 million and $0.5 million, respectively.

     The following is a rollforward from September 30, 2004 of the cash portion of the restructuring and other charges. The accrued charges are included in accrued liabilities on the Condensed, Consolidated Balance Sheets.


                                                SEPTEMBER 30,                       JANUARY 1,
                                                    2004                               2005
    DESCRIPTION         TYPE   CLASSIFICATION      BALANCE      PAYMENT   ACCRUAL    BALANCE
---------------------   ----   --------------   -------------   -------   -------   ----------
                                                                   ($ MILLIONS)
Severance ...........   Cash        SG&A             $4.7        $(2.1)     $0.2      $2.8
Other related costs .   Cash        SG&A              0.6           --        --       0.6
                                                     ----        -----      ----      ----
   Total cash .......                                $5.3        $(2.1)     $0.2      $3.4
                                                     ====        =====      ====      ====

5.   LONG-TERM DEBT

                                                JANUARY 1,   DECEMBER 27,   SEPTEMBER 30,
                                                   2005          2003            2004
                                                ----------   ------------   -------------
                                                             ($ MILLIONS)
New Credit Agreement:
   Revolving loans ..........................     $119.5        $ 79.1          $   --
   Term loans ...............................      398.0         500.0           399.0
Senior Subordinated Notes:
   8 5/8% Notes .............................         --          13.2              --
   6 5/8% Notes .............................      200.0         200.0           200.0
Notes due to sellers ........................       11.3          20.1            13.2
Foreign bank borrowings and term loans ......       11.2          18.9            10.8
Other .......................................        7.7           9.6             7.6
                                                  ------        ------          ------
                                                   747.7         840.9           630.6
Less current portions .......................       20.5          30.8            22.1
                                                  ------        ------          ------
                                                  $727.2        $810.1          $608.5
                                                  ======        ======          ======

     Future principal payments on our short and long-term debt are as follows (in millions):

Less than one year.....................................................   $ 20.5
One to three years.....................................................    149.9
Four to five years.....................................................    430.4
After five years.......................................................    146.9
                                                                          ------
                                                                          $747.7
                                                                          ======

6.   STATEMENT OF COMPREHENSIVE INCOME

     The components of other comprehensive loss and total comprehensive loss for the three months ended January 1, 2005 and December 27, 2003 are as follows (in millions):

                                                          THREE MONTHS ENDED
                                                      --------------------------
                                                      JANUARY 1,   DECEMBER 27,
                                                         2005          2003
                                                      ----------   ------------
Net loss...........................................     $(62.7)       $(70.7)
Other comprehensive income (expense):
   Change in valuation of derivative instruments...        0.8           0.1
   Foreign currency translation adjustments........        0.9          (0.8)
                                                        ------        ------
   Comprehensive loss..............................     $(61.0)       $(71.4)
                                                        ======        ======

7.   RETIREMENT AND RETIREE MEDICAL PLANS COST INFORMATION

     The following summarizes the net periodic benefit cost for the various plans sponsored by the Company (in millions):

                                                           THREE MONTHS ENDED
                                                      --------------------------
                                                       JANUARY 1,   DECEMBER 27,
                                                          2005          2003
                                                       ----------   ------------
Curtailed defined benefit plan .....................      $0.9          $1.1
International benefit plans ........................       0.9           1.2
Retiree medical plan ...............................       0.8           0.6

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

     ENVIRONMENTAL MATTERS

     In June 1997, the Ohio EPA initiated an enforcement action against us with respect to alleged surface water violations and inadequate treatment capabilities at our Marysville, Ohio facility and seeking corrective action under the federal Resource Conservation and Recovery Act. The action related to discharges from on-site wastewater treatment and several discontinued on-site disposal areas. The wastewater discharges were re-directed to the City of Marysville system in 1998. The on-site disposal areas date back to the early operations of the Marysville facility and are areas that we had already been assessing and, in some cases, restoring, on a voluntary basis. On December 3, 2001, an agreed judicial Consent Order was submitted to the Union County Common Pleas Court and was entered by the court on January 25, 2002.

     Pursuant to the Consent Order, we paid a $275,000 fine and must satisfactorily restore the site such that we eliminate exposure to waste materials historically disposed at the Marysville site. We have continued our restoration activities with the knowledge and oversight of the Ohio EPA. We completed an updated evaluation of our expected liability related to this matter based on the fine paid and restoration actions that we have taken and expect to take in the future. As a result, we accrued an additional $3.0 million in the third quarter of fiscal 2002 to increase our reserve based on the then latest estimates.

     On October 18, 2004, an agreed judicial Consent Decree was entered by the court as a result of not obtaining a permit from the Philadelphia District of the U.S. Army Corps of Engineers for prior peat harvesting operations at our Lafayette, New Jersey facility. The Consent Decree requires minor mitigation efforts and annual monitoring through 2009 as well as payment of a $50,000 civil penalty.

     We are also addressing remediation concerns raised by the Environment Agency of the United Kingdom with respect to emissions to air and groundwater at our Bramford (Suffolk), United Kingdom facility. We have reserved for our estimates of probable losses to be incurred in connection with each of these matters.

     At January 1, 2005, $4.9 million was accrued for the environmental and regulatory matters described herein, the majority of which is for site restoration. Most of the costs accrued as of the end of the current fiscal quarter, are expected to be paid in fiscal 2005 and 2006; however, payments could be made for a period thereafter.

     We believe that the amounts accrued as of the end of the current fiscal quarter are adequate to cover our known environmental exposures based on current facts and estimates of likely outcome. However, the adequacy of these accruals is based on several significant assumptions:

     - that we have identified all of the significant sites that must be restored;

     - that there are no significant conditions of potential contamination that are unknown to us; and

     - that with respect to the agreed judicial Consent Order in Ohio, that historical wastes can be left in place rather than having to be removed and only specific stream segments will require remediation/restoration as opposed to the entire stream.

     If there is a significant change in the facts and circumstances surrounding these assumptions, it could have a material impact on the ultimate outcome of these matters and our results of operations, financial position and cash flows.

     During fiscal 2004 and 2003, we have expensed approximately $3.3 million and $1.5 million for environmental matters. We expect spending on environmental matters in fiscal 2005 will not vary materially from amounts spent in fiscal 2004.

     LEGAL PROCEEDINGS

     As noted in the discussion above under "Environmental Matters", we are involved in several pending environmental matters. We believe that our assessment of contingencies in those matters is reasonable and that related reserves, in the aggregate, are adequate; however, there can be no assurance that the final resolution of those matters will not have a material adverse affect on our results of operations, financial position and cash flows.

     Pending material legal proceedings with material developments during the first quarter of fiscal 2005 are as follows:

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

     On January 10, 2003, The Scotts Company filed a supplemental counterclaim against AgrEvo for breach of contract. The Scotts Company alleges that AgrEvo owes The Scotts Company for amounts that The Scotts Company overpaid to AgrEvo. The Scotts Company's counterclaim is now part of the underlying litigation. Recently, Monsanto settled with AgrEvo. The terms of that settlement are not known. A trial date has been set for April 4, 2005.

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

     U.S. HORTICULTURAL SUPPLY, INC. (F/K/A E.C. GEIGER, INC.)

     On February 7, 2003, U.S. Horticultural Supply, Inc. ("Geiger") filed suit against The Scotts Company in the U.S. District Court for the Eastern District of Pennsylvania. Geiger alleged claims of breach of contract, promissory estoppel, and a violation of federal antitrust laws, and seeks an unspecified amount of damages. Geiger's promissory estoppel claims have been dismissed. The parties have concluded discovery on the antitrust and breach of contract claims. No trial date has been set.

     On November 5, 2004, Geiger filed another suit against The Scotts Company in the U.S. District Court for the Eastern District of Pennsylvania. This complaint alleges that The Scotts Company conspired with another distributor, Griffin Greenhouse Supplies, Inc., to restrain trade in the horticultural products market, in violation of Sections 1 and 57 of the Sherman Antitrust Act. The Scotts Company moved to dismiss the suit on December 2, 2004, and the court has scheduled oral argument on the motion for March 18, 2005.

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

9.   SMITH & HAWKEN ACQUISITION

     Effective October 2, 2004, Scotts acquired all outstanding shares of Smith & Hawken(R), a leading brand in the outdoor living and gardening lifestyle category, for a total cost of $74.9 million. Of the total purchase price, $72.0 million was paid in cash (including $13.0 million paid to retire debt at acquisition), while other purchase obligations of $2.9 million were assumed. Final purchase accounting allocations are expected to be completed by the end of the second quarter of fiscal 2005. Likewise, the allocation of the purchase price to assets acquired and liabilities assumed, based on their estimated fair values at the date of acquisition, is also pending. Smith & Hawken(R) products are sold primarily through 59 retail stores around the United States as well as through catalog and internet sales. Smith & Hawken(R) competes in several categories, including garden tools, gardening containers, pottery, live goods and high-end outdoor furniture.

     On a pro forma basis, net sales for the three months ended December 27, 2003, would have been $222.4 million (an increase of $41.0 million) had the acquisition of Smith & Hawken occurred as of October 1, 2003. There would be minimal or no pro forma impact on the reported net loss or net loss per share.

10.  OPERATING LEASE FACILITY

     Subsequent to January 1, 2005, the Company began to take delivery on the first of approximately 200 vehicles that will be used in our Scotts LawnService(R) operations. These vehicles will be leased in an operating lease transaction under the terms of a master lease facility. The master lease agreement provides that the Company pays certain taxes, insurance, and maintenance on the vehicles. The vehicles will be leased for four years from delivery, with a three-year renewal option and an option to purchase. The Company will have a maximum contingent obligation that will approximate $6 million in the aggregate for all vehicles under this master lease facility based on the provisions of a residual value guarantee.

11.  SEGMENT INFORMATION

     For fiscal 2005, the Company is divided into the following segments - North America, Scotts LawnService(R), International, and Other/Corporate. The North America segment primarily consists of the Lawns, Gardening Products, Ortho(R), Canada and the North American Professional business group. The North America segment manufactures, markets and sells dry, granular slow-release lawn fertilizers, combination lawn fertilizer and control products, grass seed, spreaders, water-soluble, liquid and controlled-release garden and indoor plant foods, plant care products, potting soils, pottery, barks, mulches and other growing media products, pesticide products and a full line of horticulture products. Products are marketed to mass merchandisers, home improvement centers, large hardware chains, warehouse clubs, distributors, nurseries, garden centers and specialty crop growers in the United States, Canada, Latin America, South America, Australia, and Asia-Pacific.

     The Scotts LawnService(R) segment provides lawn fertilization, insect control and other related services such as core aeration primarily to residential consumers through company-owned branches and franchises. In most Company operated locations, Scotts LawnService(R) also offers tree and shrub fertilization, disease and insect control treatments and, in our larger branches, we also offer an exterior barrier pest control service.

     The International segment provides products similar to those described above for the North America segment to consumers outside of the United States, Canada, Latin America, South America, Australia, and Asia-Pacific. The Other/Corporate segment consists of the recently acquired Smith & Hawken(R) business and corporate, general, and administrative expenses.

     The following table presents segment financial information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Pursuant to that statement, the presentation of the segment financial information is consistent with the basis used by management (i.e., certain costs not allocated to business segments for internal management reporting purposes are not allocated for purposes of this presentation). Reclassifications were made to properly allocate $26.3 million of goodwill from International to North America and to properly allocate $109.2 million of assets from North America to SLS, International, and the Other/Corporate segments.

                                               SCOTTS                         OTHER/
                           NORTH AMERICA   LAWNSERVICE(R)   INTERNATIONAL   CORPORATE     TOTAL
                           -------------   --------------   -------------   ---------   ---------
                                        (IN MILLIONS, EXCEPT OPERATING PERCENTAGES)
Net sales:
   Q1 2005 .............     $  113.0         $ 20.9           $ 68.4        $ 41.7     $  244.0
   Q1 2004 .............     $  104.0         $ 18.5           $ 58.9            --     $  181.4
Operating loss:
   Q1 2005 .............     $  (29.9)        $ (8.2)          $(27.9)       $(21.9)    $  (87.9)
   Q1 2004 .............     $  (30.1)        $ (6.5)          $ (2.4)       $(17.6)    $  (56.6)
Operating margin:
   Q1 2005 .............        (26.5%)        (39.2%)          (40.8%)       (52.5%)      (36.0%)
   Q1 2004 .............        (28.9%)        (35.1%)           (4.1%)          nm        (31.2%)
Goodwill:
   Q1 2005 .............     $  201.7         $100.8           $124.6        $ 23.1     $  450.2
   Q1 2004 .............     $  203.3         $ 91.9           $117.3        $   --     $  412.5
Total assets:
   Q1 2005 .............     $1,199.6         $122.6           $581.5        $227.4     $2,131.1
   Q1 2004 .............     $1,217.8         $115.0           $508.5        $174.0     $2,015.3
 nm Not meaningful.

     Operating loss from operations represents earnings before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. Accordingly, the Other/Corporate operating loss for the three months ended January 1, 2005 and December 27, 2003 includes amortization of certain intangible assets, unallocated corporate general and administrative expenses, restructuring charges and certain "other" income (expense) items not allocated to the reportable segments.

     Total assets reported for Scotts' reportable segments include the intangible assets for the acquired businesses within those segments. Corporate assets primarily include deferred financing and debt issuance costs, corporate intangible assets and deferred tax assets.

12.  DISCONTINUED OPERATIONS

     On September 30, 2004, the Company consummated the sale of the intangibles comprising its U.S. professional growing media business. The results of operations of the component are being reported as discontinued operations in the accompanying Condensed, Consolidated Statements of Operations. The detail comprising the discontinued operations for the three-month period ended December 27, 2003, is as follows (in millions).

Net sales ..................................   $4.8
Cost of sales ..............................    4.5
                                               ----
   Gross profit ............................    0.3
Selling, general and administrative ........    0.3
                                               ----
   Income from discontinued operations
      before income taxes ..................     --
Income taxes ...............................     --
                                               ----
   Net income from discontinued operations .   $ --
                                               ====

     During the first quarter of fiscal 2005, an additional net loss of $0.2 million was recorded for this discontinued operation relating to facility shutdown costs.

13.  SUBSEQUENT EVENT - RESTRUCTURING MERGER

     At the Annual Meeting of Shareholders of the Company held on January 27, 2005, a proposal was approved regarding the restructuring of Scotts' corporate structure into a holding company structure by merging Scotts into a newly-created, wholly-owned, second-tier limited liability company subsidiary, The Scotts Company LLC (the "Restructuring Merger"). Scotts intends to consummate the Restructuring Merger and implement the restructuring of the corporate structure in fiscal year ending September 30, 2005. Upon the effective date of the Restructuring Merger, each of Scotts' common shares will be automatically converted into one common share of a newly-created holding company, "The Scotts Miracle-Gro Company" ("Scotts Miracle-Gro") an Ohio Corporation, as successor to Scotts. The rights of Scotts Miracle-Gro's shareholders after completion of the Restructuring Merger will be the same as the rights of Scotts' shareholders prior to the Restructuring Merger. The Restructuring Merger will constitute a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, for United States federal income tax purposes and neither Scotts nor Scotts Miracle-Gro will recognize any gain or loss as a result of the Restructuring Merger or the related common share exchange. In addition, no gain or loss will be recognized for United States federal income tax purposes by shareholders of Scotts who exchange their common shares of Scotts solely for common shares of Scotts Miracle-Gro.

     The consolidated assets and liabilities of Scotts Miracle-Gro and its subsidiaries (including The Scotts Company LLC) immediately after the Restructuring Merger will be the same as the consolidated assets and liabilities of Scotts and its subsidiaries immediately before the Restructuring Merger. The Restructuring Merger will result in Scotts Miracle-Gro becoming the owner of all of the outstanding membership interests of The Scotts Company LLC. This change in ownership will have no accounting effect on Scotts Miracle-Gro, or The Scotts Company LLC, as successor to Scotts.

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

     The following unaudited information presents consolidating Statements of Operations, Statements of Cash Flows and Balance Sheets for the three-month periods ended January 1, 2005 and December 27, 2003. Separate unaudited financial statements of the individual guarantor subsidiaries have not been provided because management does not believe they would be meaningful to investors.

                               THE SCOTTS COMPANY
                CONDENSED, CONSOLIDATING STATEMENT OF OPERATIONS
            FOR THE THREE MONTHS ENDED JANUARY 1, 2005 (IN MILLIONS)
                                   (UNAUDITED)

                                                       SUBSIDIARY      NON-
                                              PARENT   GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                              ------   ----------   ----------   ------------   ------------
Net sales .................................   $ 62.9     $103.8       $ 77.3           $--         $244.0
Cost of sales .............................     38.7       86.2         50.9            --          175.8
Restructuring and other charges ...........       --         --           --            --             --
                                              ------     ------       ------        ------         ------
Gross profit ..............................     24.2       17.6         26.4            --           68.2
Gross commission earned from marketing
   agreement ..............................     (1.2)        --          1.2            --             --
Amortization of deferred marketing fee ....      0.8         --           --            --            0.8
Contribution expenses under marketing .....
   agreement ..............................      6.3         --           --            --            6.3
                                              ------     ------       ------        ------         ------
   Net expense from marketing agreement ...     (8.3)        --          1.2            --           (7.1)
Operating expenses:
   Advertising ............................      5.2        5.8          3.7            --           14.7
   Selling, general and administrative ....     63.1       23.1         26.1            --          112.3
   Restructuring and other charges ........      0.3         --         (0.1)           --            0.2
   Amortization of intangible assets ......      0.1        1.3          1.2            --            2.6
Equity loss in subsidiaries ...............     27.0         --           --         (27.0)            --
Intracompany allocations ..................     (6.9)       2.8          4.1            --             --
Impairment of intangible assets ...........       --         --         22.0            --           22.0
Other income, net .........................      0.4       (0.8)         0.2            --           (0.2)
                                              ------     ------       ------        ------         ------
Income (loss) from operations .............    (73.3)     (14.6)       (29.6)         27.0          (90.5)
Interest expense (income) .................     11.0       (2.3)         1.7            --           10.4
                                              ------     ------       ------        ------         ------
Income (loss) before income taxes .........    (84.3)     (12.3)       (31.3)         27.0         (100.9)
Income tax benefit ........................    (21.8)      (4.7)       (11.9)           --          (38.4)
                                              ------     ------       ------        ------         ------
Net income (loss) from continuing
   operations .............................    (62.5)      (7.6)       (19.4)         27.0          (62.5)
Net loss from discontinued operations .....     (0.2)        --           --            --           (0.2)
                                              ------     ------       ------        ------         ------
Net income (loss) .........................   $(62.7)    $ (7.6)      $(19.4)       $ 27.0         $(62.7)
                                              ======     ======       ======        ======         ======

                               THE SCOTTS COMPANY
                CONDENSED, CONSOLIDATING STATEMENT OF CASH FLOWS
            FOR THE THREE MONTHS ENDED JANUARY 1, 2005 (IN MILLIONS)
                                   (UNAUDITED)

                                                                 SUBSIDIARY      NON-
                                                        PARENT   GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                       -------   ----------   ----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ..................................   $ (62.7)    $ (7.6)      $(19.4)       $ 27.0        $ (62.7)
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Loss on impairment of intangible assets .........        --         --         22.0            --           22.0
   Stock-based compensation expense ................       2.3         --           --            --            2.3
   Depreciation ....................................       8.9        1.6          2.0            --           12.5
   Amortization ....................................       0.9        1.3          1.2            --            3.4
   Deferred taxes ..................................       0.5         --        (10.0)           --           (9.5)
   Equity loss in subsidiaries .....................      27.0         --           --         (27.0)            --
Net change in certain components
   of working capital ..............................     (78.2)     (18.2)       (43.6)           --         (140.0)
Net changes in other assets and
   liabilities and other adjustments ...............        --        0.5          0.8            --            1.3
                                                       -------     ------       ------        ------        -------
Net cash used in operating activities ..............    (101.3)     (22.4)       (47.0)           --         (170.7)
                                                       -------     ------       ------        ------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of available for sale securities ........      57.2         --                         --           57.2
Investment in property, plant and equipment ........      (3.3)      (1.0)        (0.7)           --           (5.0)
Investment in acquired businesses,
   net of cash acquired ............................        --      (70.3)          --            --          (70.3)
                                                       -------     ------       ------        ------        -------
Net cash  provided by (used in) investing
   activities ......................................      53.9      (71.3)        (0.7)           --          (18.1)
                                                       -------     ------       ------        ------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving
   and bank lines of credit ........................      14.5         --        118.4            --          132.9
Repayments  under revolving and bank lines of
   credit ..........................................        --         --        (14.2)           --          (14.2)
Gross repayments under term loans ..................      (1.0)        --           --            --           (1.0)
Financing fees .....................................      (0.3)        --         (0.1)           --           (0.4)
Payments on seller notes ...........................        --       (1.9)          --            --           (1.9)
Cash received from the exercise of
   stock options ...................................      11.8         --           --            --           11.8
Intracompany financing .............................     (55.7)      95.0        (39.3)           --             --
                                                       -------     ------       ------        ------        -------
Net cash  provided by (used  in) financing
   activities ......................................     (30.7)      93.1         64.8            --          127.2
Effect of exchange rate changes on cash ............        --         --        (24.9)           --          (24.9)
                                                       -------     ------       ------        ------        -------
Net decrease in cash ...............................     (78.1)      (0.6)        (7.8)           --          (86.5)
Cash and  cash  equivalents, beginning of period ...      82.4        1.3         31.9            --          115.6
                                                       -------     ------       ------        ------        -------
Cash and cash equivalents, end of period ...........   $   4.3     $  0.7       $ 24.1        $   --        $  29.1
                                                       =======     ======       ======        ======        =======

                               THE SCOTTS COMPANY
                     CONDENSED, CONSOLIDATING BALANCE SHEET
                       AS OF JANUARY 1, 2005 (IN MILLIONS)
                                   (UNAUDITED)

                                                            SUBSIDIARY      NON-
                                                  PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                 --------   ----------   ----------   ------------   ------------
                          ASSETS
Current assets:
   Cash and cash equivalents .................   $    4.3    $    0.7      $ 24.1      $      --       $   29.1
   Accounts receivable, net ..................       18.3       114.2       113.2             --          245.7
   Inventories, net ..........................      257.6       103.6       140.0             --          501.2
   Current deferred tax asset ................       22.7         0.4         1.7             --           24.8
   Prepaid and other assets ..................       22.3         5.7        27.0             --           55.0
                                                 --------    --------      ------      ---------       --------
      Total current assets ...................      325.2       224.6       306.0             --          855.8
Property, plant and equipment, net ...........      185.0       112.5        46.3             --          343.8
Goodwill .....................................       18.8       294.4       137.0             --          450.2
Intangible assets, net .......................        6.1       294.8       134.2             --          435.1
Other assets .................................       46.0          --         0.2             --           46.2
Investment in affiliates .....................    1,222.8          --          --       (1,222.8)            --
Intracompany assets ..........................         --       325.4          --         (325.4)            --
                                                 --------    --------      ------      ---------       --------
      Total assets ...........................   $1,803.9    $1,251.7      $623.7      $(1,548.2)      $2,131.1
                                                 ========    ========      ======      =========       ========
   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of debt ...................   $    5.0    $    4.1      $ 11.4      $      --       $   20.5
   Accounts payable ..........................       98.1        37.9        60.7             --          196.7
   Accrued liabilities .......................      100.8        26.9       112.1             --          239.8
   Accrued taxes .............................       (6.9)        0.6         1.0             --           (5.3)
                                                 --------    --------      ------      ---------       --------
      Total current liabilities ..............      197.0        69.5       185.2             --          451.7
Long-term debt ...............................      618.0         4.1       105.1             --          727.2
Other liabilities ............................      113.3        (3.6)       14.6             --          124.3
Intracompany liabilities .....................       19.1          --       306.3         (325.4)            --
                                                 --------    --------      ------      ---------       --------
      Total liabilities ......................      947.4        70.0       611.2         (325.4)       1,303.2
                                                 --------    --------      ------      ---------       --------
Shareholders' equity:
   Investment from parent ....................         --       569.4        55.7         (625.1)            --
   Common shares .............................        0.3          --          --             --            0.3
   Deferred compensation-stock awards ........      (21.5)         --          --             --          (21.5)
   Capital in excess of stated value .........      468.4          --          --             --          468.4
   Retained earnings .........................      436.7       614.1       (16.4)        (597.7)         436.7
   Accumulated other comprehensive loss ......      (27.4)       (1.8)      (26.8)            --          (56.0)
                                                 --------    --------      ------      ---------       --------
Total shareholders' equity ...................      856.5     1,181.7        12.5       (1,222.8)         827.9
                                                 --------    --------      ------      ---------       --------
Total liabilities and shareholders' equity ...   $1,803.9    $1,251.7      $623.7      $(1,548.2)      $2,131.1
                                                 ========    ========      ======      =========       ========

                               THE SCOTTS COMPANY
                CONDENSED, CONSOLIDATING STATEMENT OF OPERATIONS
           FOR THE THREE MONTHS ENDED DECEMBER 27, 2003 (IN MILLIONS)
                                   (UNAUDITED)

                                                               SUBSIDIARY      NON-
                                                      PARENT   GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                     -------   ----------   ----------   ------------   ------------
Net sales ........................................   $  60.6     $ 54.4        $66.4        $   --         $ 181.4
Cost of sales ....................................      36.7       55.9         40.4            --           133.0
Restructuring and other charges ..................       0.3         --          0.2            --             0.5
                                                     -------     ------        -----        ------         -------
Gross profit .....................................      23.6       (1.5)        25.8            --            47.9
Gross commission earned from marketing
agreement ........................................
Amortization of deferred marketing fee ...........       0.8                                                   0.8
Contribution expense under marketing agreement ...       6.3         --           --            --             6.3
                                                     -------     ------        -----        ------         -------
   Net expense from marketing agreement ..........       7.1         --           --            --             7.1
Operating expenses:
   Advertising ...................................       4.1        1.1          3.1            --             8.3
   Selling, general and administrative ...........      56.3        9.3         24.8            --            90.4
   Restructuring and other charges ...............        --        0.1          0.4            --             0.5
   Amortization of intangible assets .............       0.1        1.1          1.2            --             2.4
Equity loss in subsidiaries ......................      15.1         --           --         (15.1)             --
Intracompany allocations .........................      (7.6)       6.2          1.4            --              --
Other income, net ................................      (0.3)      (0.8)        (0.7)           --            (1.8)
                                                     -------     ------        -----        ------         -------
Income (loss) from operations ....................     (51.2)     (18.5)        (4.4)         15.1           (59.0)
Costs related to refinancing .....................      43.7         --           --            --            43.7
Interest expense .................................      10.4         --          1.5            --            11.9
                                                     -------     ------        -----        ------         -------
Income (loss) before income taxes ................    (105.3)     (18.5)        (5.9)         15.1          (114.6)
Income tax benefit ...............................     (34.6)      (7.1)        (2.2)           --           (43.9)
                                                     -------     ------        -----        ------         -------
Net income (loss) from continuing operations......     (70.7)     (11.4)        (3.7)         15.1           (70.7)
Net income from discontinued operations ..........        --         --           --            --              --
Net income (loss) ................................   $ (70.7)    $(11.4)       $(3.7)       $ 15.1         $ (70.7)
                                                     =======     ======        =====        ======         =======

                               THE SCOTTS COMPANY
                CONDENSED, CONSOLIDATING STATEMENT OF CASH FLOWS
        FOR THE THREE MONTH PERIOD ENDED DECEMBER 27, 2003 (IN MILLIONS)
                                   (UNAUDITED)

                                                                   SUBSIDIARY      NON-
                                                          PARENT   GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                         -------   ----------   ----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ....................................   $ (70.7)    $(11.4)      $ (3.7)       $ 15.1        $ (70.7)
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Write-off of deferred costs on retired debt .......      19.4         --           --            --           19.4
   Stock-based compensation expense ..................       1.3         --           --            --            1.3
   Depreciation ......................................       6.6        2.8          0.8            --           10.2
   Amortization ......................................       0.9        1.1          1.2            --            3.2
   Deferred Taxes ....................................       1.8         --           --            --            1.8
   Equity loss in subsidiaries .......................      15.1         --           --         (15.1)            --
Net change in certain components
   of working capital ................................     (83.6)     (27.9)       (45.0)           --         (156.5)
Net changes in other assets and
   liabilities and other adjustments .................     (17.6)        --         20.9            --            3.3
                                                         -------     ------       ------        ------        -------
Net cash used in operating activities ................    (126.8)     (35.4)       (25.8)           --         (188.0)
                                                         -------     ------       ------        ------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant and equipment ..........      (0.8)      (2.5)        (0.7)           --           (4.0)
Investment in acquired businesses,
   net of cash acquired ..............................      (0.3)      (0.3)          --            --           (0.6)
                                                         -------     ------       ------        ------        -------
Net cash used in investing activities ................      (1.1)      (2.8)        (0.7)           --           (4.6)
                                                         -------     ------       ------        ------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving
   and bank lines of credit ..........................        --         --        104.3            --          104.3
Repayments under revolving and bank lines of credit...        --         --        (12.6)           --          (12.6)
Gross borrowings under term loans ....................     500.0         --           --            --          500.0
Gross repayments under term loans ....................    (240.5)        --        (86.0)           --         (326.5)
Issuance of 6 5/8% Notes .............................     200.0         --           --            --          200.0
Redemption of 8 5/8% Notes ...........................    (379.9)        --           --            --         (379.9)
Financing fees .......................................     (10.9)        --           --            --          (10.9)
Payments on seller notes .............................        --       (1.9)          --            --           (1.9)
Cash received from the exercise of
   stock options .....................................       7.1         --           --            --            7.1
Intracompany financing ...............................     (66.3)      39.7         26.6            --             --
                                                         -------     ------       ------        ------        -------
Net cash provided by financing activities ............       9.5       37.8         32.3            --           79.6
Effect of exchange rate changes on cash ..............        --         --        (16.6)           --          (16.6)
                                                         -------     ------       ------        ------        -------
Net increase (decrease) in cash ......................    (118.4)      (0.4)       (10.8)           --         (129.6)
Cash and cash equivalents, beginning of period .......     132.1        1.2         22.6            --          155.9
                                                         -------     ------       ------        ------        -------
Cash and cash equivalents, end of period .............   $  13.7     $  0.8       $ 11.8        $   --        $  26.3
                                                         =======     ======       ======        ======        =======

                               THE SCOTTS COMPANY
                     CONDENSED, CONSOLIDATING BALANCE SHEET
                      AS OF DECEMBER 27, 2003 (IN MILLIONS)
                                   (UNAUDITED)

                                                                  SUBSIDIARY      NON-
                                                        PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                       --------   ----------   ----------   ------------   ------------
                     ASSETS
Current assets:
   Cash and cash equivalents .......................   $   13.7    $    0.8      $ 11.8      $      --       $   26.3
   Accounts receivable, net ........................       28.2        90.8       110.1             --          229.1
   Inventories, net ................................      247.7        78.9       115.8             --          442.4
   Current deferred tax asset ......................       58.8         0.4         1.5             --           60.7
   Prepaid and other assets ........................       16.7         1.9        13.7             --           32.3
                                                       --------    --------      ------      ---------       --------
      Total current assets .........................      365.1       172.8       252.9             --          790.8
Property, plant and equipment, net .................      201.3        90.0        42.5             --          333.8
Goodwill ...........................................       20.5       294.7        97.3             --          412.5
Intangible assets, net .............................        5.9       280.8       149.5             --          436.2
Other assets .......................................       42.0         1.5        (1.5)            --           42.0
Investment in affiliates ...........................    1,024.9          --          --       (1,024.9)            --
Intracompany assets ................................       12.8       220.1          --         (232.9)            --
                                                       --------    --------      ------      ---------       --------
      Total assets .................................   $1,672.5    $1,059.9      $540.7      $(1,257.8)      $2,015.3
                                                       ========    ========      ======      =========       ========
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of debt .........................   $    1.8    $    9.8      $ 19.2      $      --       $   30.8
   Accounts payable ................................       89.2        28.1        64.1             --          181.4
   Accrued liabilities .............................       77.9        16.3        96.5             --          190.7
   Accrued taxes ...................................      (25.2)        1.0        (0.6)            --          (24.8)
                                                       --------    --------      ------      ---------       --------
      Total current liabilities ....................      143.7        55.2       179.2             --          378.1
Long-term debt .....................................      720.1         8.0        82.0             --          810.1
Other liabilities ..................................      142.3          --        18.4             --          160.7
Intracompany liabilities ...........................         --          --       232.9         (232.9)            --
                                                       --------    --------      ------      ---------       --------
      Total liabilities ............................    1,006.1        63.2       512.5         (232.9)       1,348.9
                                                       --------    --------      ------      ---------       --------
Shareholders' equity:
   Investment from parent ..........................         --       491.5         0.4         (491.9)            --
   Common shares ...................................        0.3          --          --             --            0.3
   Deferred compensation-stock awards ..............      (19.2)         --          --             --          (19.2)
   Capital in excess of stated value ...............      418.9          --          --             --          418.9
   Retained earnings ...............................      327.9       503.4         0.9         (504.3)         327.9
   Accumulated other comprehensive income (loss) ...      (61.5)        1.8        26.9          (28.7)         (61.5)
                                                       --------    --------      ------      ---------       --------
Total shareholders' equity .........................      666.4       996.7        28.2       (1,024.9)         666.4
                                                       --------    --------      ------      ---------       --------
Total liabilities and shareholders' equity .........   $1,672.5    $1,059.9      $540.7      $(1,257.8)      $2,015.3
                                                       ========    ========      ======      =========       ========

                               THE SCOTTS COMPANY
                     CONDENSED, CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2004
                                  (IN MILLIONS)

                                                     Subsidiary      Non-
                                           Parent    Guarantors   Guarantors   Eliminations   Consolidated
                                          --------   ----------   ----------   ------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents ..........   $   82.4    $    1.3      $ 31.9      $      --       $  115.6
   Investments ........................       57.2          --          --             --           57.2
   Accounts receivable, net ...........       88.7       120.0        83.7             --          292.4
   Inventories, net ...................      132.8        57.5        99.8             --          290.1
   Current deferred tax asset .........       23.2         0.2         1.5             --           24.9
   Prepaid and other assets ...........       19.5         5.5        25.1             --           50.1
                                          --------    --------      ------      ---------       --------
      Total current assets ............      403.8       184.5       242.0             --          830.3
Property, plant and equipment, net ....      191.2        92.8        44.0             --          328.0
Goodwill ..............................       18.8       244.6       154.5             --          417.9
Intangible assets, net ................        5.7       279.1       146.2             --          431.0
Other assets ..........................       46.0          --        (5.4)            --           40.6
Investment in affiliates ..............    1,176.0          --          --       (1,176.0)            --
Intracompany assets ...................         --       394.9          --         (394.9)            --
                                          --------    --------      ------      ---------       --------
      Total assets ....................   $1,841.5    $1,195.9      $581.3      $(1,570.9)      $2,047.8
                                          ========    ========      ======      =========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of debt ............   $    5.0    $    6.2      $ 10.9      $      --       $   22.1
   Accounts payable ...................       61.6        16.2        52.5             --          130.3
   Accrued liabilities ................      133.3        29.8        98.8             --          261.9
   Accrued taxes ......................       18.3         0.8         0.2             --           19.3
                                          --------    --------      ------      ---------       --------
      Total current liabilities .......      218.2        53.0       162.4             --          433.6
Long-term debt ........................      604.8         3.6         0.1             --          608.5
Other liabilities .....................      113.9         1.5        15.7             --          131.1
Intracompany liabilities ..............       30.0          --       364.9         (394.9)            --
                                          --------    --------      ------      ---------       --------
      Total liabilities ...............      966.9        58.1       543.1         (394.9)       1,173.2
Shareholders' Equity:
   Investment from parent .............         --       517.8        62.5         (580.3)            --
   Common shares ......................        0.3          --          --             --            0.3
   Deferred compensation -- stock
      awards ..........................      (10.4)         --          --             --          (10.4)
   Capital in excess stated value .....      443.0          --                                     443.0
   Retained earnings ..................      499.5       621.8         3.0         (624.8)         499.5
Accumulated other comprehensive
   income (loss) ......................      (57.8)       (1.8)      (27.3)          29.1          (57.8)
                                          --------    --------      ------      ---------       --------
      Total shareholders' equity ......      874.6     1,137.8        38.2       (1,176.0)         874.6
                                          --------    --------      ------      ---------       --------
 Total liabilities and shareholders'
   equity .............................   $1,841.5    $1,195.9      $581.3      $(1,570.9)      $2,047.8
                                          ========    ========      ======      =========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Scotts is a leading manufacturer and marketer of consumer branded products for lawn and garden care and professional horticulture in the United States and Europe. We also have a presence in Canada, Australia, the Far East, Latin America and South America. Also, in the United States, we operate the second largest residential lawn service business, Scotts LawnService(R). In fiscal 2005, our operations are divided into the following segments: North America, Scotts LawnService(R), International, and Other/Corporate. The Other/Corporate segment consists of the recently acquired Smith & Hawken(R) business and corporate, general, and administrative expenses.

     As a leading consumer branded lawn and garden company, we focus our consumer marketing efforts, including advertising and consumer research, on creating consumer demand to pull products through the retail distribution channels. In the past three years, we have spent approximately 5% of our net sales annually on media advertising to support and promote our products and brands. We have applied this consumer marketing focus for the past several years, and we believe that Scotts receives a significant return on these marketing expenditures. We expect that we will continue to focus our marketing efforts toward the consumer and make additional investments in consumer marketing expenditures in the future to continue to drive category growth and increased market share. In fiscal 2005, we expect to increase advertising to support new product launches under the Ortho(R), Miracle-Gro(R) and Scotts(R) brands.

     Our sales are susceptible to global weather conditions. For instance, periods of wet weather can adversely impact sales of certain products while increasing demand for other products. We believe that our past acquisitions have somewhat diversified both our product line risk and geographic risk to weather conditions.

     Historically, the majority of our shipments to retailers have occurred in the second and third fiscal quarters. However, over the past two years, retailers have reduced their pre-season inventories by relying on vendors to deliver products "in season" when consumers seek to buy our products. This change in retailer purchasing patterns and the increasing importance of Scotts LawnService(R) revenues have caused a sales shift from our second fiscal quarter to the third and fourth fiscal quarters. Fiscal 2004 net sales by quarter were 8.9%, 35.5%, 37.7%, and 17.9%, respectively. The addition of our Smith & Hawken acquisition is not expected to significantly alter the percentage of net sales by quarter in fiscal 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The following discussion and analysis of the consolidated results of operations and financial position should be read in conjunction with our Condensed, Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. Our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 includes additional information about the Company, our operations, and our financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

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

     - As described more fully in the notes to the Consolidated Financial Statements for the year ended September 30, 2004, and in the notes to the unaudited, Condensed, Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we are involved in significant environmental and legal matters which have a high degree of uncertainty associated with them. We continually assess the likely outcomes of these matters and the adequacy of amounts, if any, provided for these matters. There can be no assurance that the ultimate outcomes will not differ materially from our assessment of them. There can also be no assurance that all matters that may be brought against us or that we may bring against other parties are known to us at any point in time.

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

RESULTS OF OPERATIONS

     The following table sets forth net sales by business segment for the three months ended January 1, 2005 and December 27, 2003:

                                                                FOR THE
                                                          THREE MONTHS ENDED
                                                       -------------------------
                                                       JANUARY 1,   DECEMBER 27,
                                                          2005          2003
                                                       ----------   ------------
                                                              (UNAUDITED)
                                                              ($ MILLIONS)
North America ......................................     $113.0        $104.0
Scotts LawnService(R) ..............................       20.9          18.5
International ......................................       68.4          58.9
Other/Corporate ....................................       41.7            --
                                                         ------        ------
   Consolidated ....................................     $244.0        $181.4
                                                         ======        ======

     The following table sets forth the components of income and expense as a percentage of net sales for the three months ended January 1, 2005 and December 27, 2003:

                                                                                FOR THE
                                                                           THREE MONTHS ENDED
                                                                       -------------------------
                                                                       JANUARY 1,   DECEMBER 27,
                                                                          2005          2003
                                                                       ----------   ------------
                                                                             (UNAUDITED)
Net sales ..........................................................     100.0%        100.0%
Cost of sales ......................................................      72.0          73.3
Restructuring and other charges ....................................        --           0.3
                                                                         -----         -----
Gross profit .......................................................      28.0          26.4
Net expense from marketing agreement ...............................      (2.9)         (3.9)
Operating expenses:
   Selling, general and administrative .............................      39.4          42.8
   Selling, general and administrative - lawn service business .....       5.7           6.3
   Stock-based compensation ........................................       0.9           0.7
   Restructuring and other charges .................................       0.1           0.3
                                                                         -----         -----
                                                                          46.1          50.1
   Advertising .....................................................       6.0           4.6
   Amortization of intangibles .....................................       1.1           1.3
   Impairment of intangible assets .................................       9.0            --
   Other expense (income), net .....................................      (0.1)         (1.0)
                                                                         -----         -----
Loss from operations ...............................................     (37.1)        (32.5)
Costs related to refinancing .......................................        --          24.1
Interest expense ...................................................       4.3           6.6
                                                                         -----         -----
Loss before income taxes ...........................................     (41.4)        (63.2)
Income tax benefit .................................................     (15.7)        (24.2)
                                                                         -----         -----
Net loss from continuing operations ................................     (25.6)        (39.0)
Net loss from discontinued operations ..............................      (0.1)           --
                                                                         -----         -----
Net loss ...........................................................     (25.7)        (39.0)
                                                                         =====         =====

THREE MONTHS ENDED JANUARY 1, 2005 COMPARED TO THREE MONTHS ENDED DECEMBER 27, 2003

     Net sales for the three months ended January 1, 2005 were $244.0 million, an increase of 34.5% from net sales of $181.4 million for the three months ended December 27, 2003. Excluding the effect of exchange rates, net sales for the first quarter of fiscal 2005 were $237.5 million, an increase of 31.0% compared to the first quarter of fiscal 2004. This strong performance was due to a combination of organic growth in North America and International and the acquisition of Smith & Hawken(R), acquired on October 2, 2004, which added $41.7 million of sales in the first fiscal quarter of 2005. Net sales in the first quarter of the fiscal year represent only 10.0% of the expected net sales for the full year and thus are likely not representative of results for the full year. Price increases are not material to the discussion of net sales in total or by reportable segment, with the exception of the Scotts LawnService(R) segment as discussed below, for either fiscal period presented.

     North America segment net sales were $113.0 million in the first quarter of fiscal 2005, an increase of 8.7% from net sales of $104.0 million for the first quarter of fiscal 2004. This increase was driven largely by strong sales growth across most product lines, in particular Growing Media and Ortho(R), which continue to benefit from new product introductions that have gained broad retailer and consumer acceptance.

     Scotts LawnService(R) revenues increased 13.0% from $18.5 million in the first quarter of fiscal 2004 to $20.9 million in the first quarter of fiscal 2005. The majority of this increase was due to higher customer counts (which increased from 298,000 at the end of the first quarter 2004 to 320,000 at the end of the first fiscal quarter of 2005), from continued strong organic growth and improved customer retention, and the effects of 2004 price increases on certain customer segments.

     Net sales for the International segment in the first quarter of fiscal 2005 were $68.4 million, an increase of $9.5 million, or 16.1%, versus the first quarter of fiscal 2004. Excluding the effect of exchange rates, net sales increased by $3.6 million or 6.2%. This increase in net sales was largely due to the phasing of preseason orders, especially in the United Kingdom, which benefited from generally strong sell through of retail inventory due to generally milder and dryer fall weather conditions versus the prior year.

     Gross profit was $68.2 million in the first quarter of fiscal 2005, an increase of $20.3 million from gross profit of $47.9 million in the first quarter of fiscal 2004. As a percentage of net sales, gross profit was 28.0% of sales in the first quarter of fiscal 2005 compared to 26.4% in the first quarter of fiscal 2004. Excluding the effect of restructuring and other charges, gross profit was 28.0% of sales in the first quarter of fiscal 2005 compared to 26.7% in the first quarter of fiscal 2004. This improvement in gross profit in the first quarter of fiscal 2005 was due primarily to the impact of Smith & Hawken(R), which enjoys higher gross profit margins in the first quarter of the fiscal year than our core North American lawn and garden consumables businesses. Gross profit also benefited from high margin North America product launches, primarily in the Ortho(R) business, and reduced North America warehousing costs. Gross profit in the International business declined from 40.0% to 33.8% of net sales, due primarily to the elimination of low cost growing media resulting from the sale of company-owned peat bogs in the United Kingdom, the restructuring of a growing media supply contract in the International Professional Business, and increased excess and obsolete inventory charges in the United Kingdom, France and Central Europe.

     The net expense from the marketing agreement was $7.1 million in the first quarters of fiscal 2005 and fiscal 2004. We do not recognize commission income under the marketing agreement until minimum earnings thresholds in the agreement are achieved, which typically occurs in the second fiscal quarter of the year.

     Advertising expenses in the first quarter of fiscal 2005 were $14.7 million, an increase of 77.1% from $8.3 million in the first quarter of fiscal 2004. This sizeable increase was largely due to the acquisition of Smith & Hawken(R), which accounted for $4.4 million of the increase in advertising expenditures within the quarter. Excluding Smith & Hawken(R) and the impact of foreign exchange, core advertising expenditures increased $1.6 million or 19.6%, primarily attributable to a change in the first quarter sales mix of advertised products. As a percentage of net sales, advertising expenses were 6.0% in the first quarter of fiscal 2005 compared to 4.6% in the first quarter of fiscal 2004.

     Selling, general and administrative expenses ("SG&A"), excluding Scotts LawnService(R) SG&A expenses, stock based compensation and restructuring and other charges, were $96.1 million in the first quarter of fiscal 2005, compared to $77.7 million for the first quarter of fiscal 2004. Of this $18.4 million increase, $9.0 million was attributable to the acquisition of Smith & Hawken(R). SG&A expenses for the quarter were also impacted by the adverse impact of changing foreign currency exchange rates, increased litigation spending, incremental North American selling expenses (due to increased home center account support) and higher auditing and Sarbanes-Oxley compliance fees.

     SG&A expenses in the Scotts LawnService(R) business increased from $11.4 million in the first quarter of fiscal 2004 to $13.9 million in the first quarter of fiscal 2005, reflecting higher customer counts and an increase in the number of operating locations in the past year.

     Expenses attributable to stock-based compensation increased from $1.3 million in the first quarter of fiscal 2004 to $2.3 million in the first quarter of fiscal 2005, reflecting amortization of grants issued in fiscal 2005 coupled with amortization associated with grants issued in fiscal 2004 and 2003. For the full year, charges for stock-based compensation are expected to increase by approximately $4.0 - $5.0 million for fiscal 2005 compared to fiscal 2004, reflecting the third-and final year phase-in of Scotts' implementation of stock based compensation expense.

     SG&A related to restructuring activities decreased from $0.5 million in fiscal 2004's first quarter to $0.2 million in the first quarter of fiscal 2005.

     The Company performed its annual impairment analysis during the first quarter of fiscal 2005 and determined that intangibles associated with our consumer business in the United Kingdom are impaired. The reduction in the value of the business has resulted primarily from the decline in the profitability of its growing media business and unfavorable category mix trends. Although management is developing strategies to significantly improve the profitability of the U.K. business, we believe an impairment charge against the book value is appropriate. Accordingly, an estimated impairment charge of $22 million has been recorded for the first quarter of fiscal 2005. No impairment charge was recorded for the first quarter of fiscal 2004.

     Other income was $0.2 million for the first quarter of fiscal 2005, compared to $1.8 million in the first quarter of fiscal 2004, due primarily to the phase-out of cost subsidies related to the earlier mentioned sale of peat bogs in the United Kingdom, for which a portion of this cost benefit has historically been recorded in other income.

     For segment reporting purposes, earnings before interest, taxes and amortization of intangible assets ("EBITA") is the measure used by management to assess earnings performance. Segment performance for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 was as follows:

     - North America's loss from operations declined from $30.1 million in fiscal 2004 to $29.9 million in fiscal 2005, as improved gross profit margins, previously described above, were more than offset by higher advertising expenditures (due to sales mix) and investments in consumer market research, selling and research and development costs.

     - Scotts LawnService(R) reported higher net sales in the first quarter of fiscal 2005, but the loss from operations increased to $8.2 million compared to $6.5 million in the comparable period last year. As this highly seasonal business grows and adds fixed infrastructure costs, it will have larger losses in the first and second quarters of the fiscal year due to seasonally low revenues. Conversely, the second half of the fiscal year will provide higher revenues, margins and operating income.

     - International's loss from operations increased from $2.4 million in 2004 to $27.9 million in 2005. If the effect of the $22.0 million impairment charge is excluded, the loss increased to $5.9 million due primarily to a decline in gross profit margin (as a percentage of sales), described above, that more than offset organic growth (excluding the impact of exchange rates) in net sales.

     Interest expense for the first quarter of fiscal 2005 was $10.4 million, compared to $11.9 million for the first quarter of fiscal 2004. The decrease in interest expense was due to a $118.7 million reduction in average borrowings as compared to the prior year, along with a slight decrease in our weighted average interest rate as a result of the refinancing of our former Credit Agreement, including the tendering of $400 million 8 5/8% Senior Subordinated Notes, in November 2003, that were replaced by our 6 5/8% Notes. There were no refinancing costs in the first fiscal quarter of 2005. This compares favorably to the $43.7 million in expense recorded in the first quarter of 2004, when the Company substantially completed its debt refinancing.

     The income tax benefit was calculated assuming an effective tax rate of 38.0% for the first quarter of fiscal 2005, versus 38.3% for the comparable quarter in fiscal 2004. The effective tax rate used for interim reporting purposes is based on management's best estimate of factors impacting the effective tax rate for the fiscal year. Factors affecting the estimated rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits, the existence of elements of income and expense that may not be taxable or deductible, as well as other items. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year.

     The Company reported a loss of $62.7 million for the first three months of fiscal 2005, compared to a loss of $70.7 million for the first three months of fiscal 2004. Average shares outstanding increased from 32.0 million at December 27, 2003 to 33.0 million at January 1, 2005 due to shares issued for option exercises. Common stock equivalents are not included in the shares used for first quarter earnings per share calculations due to their anti-dilutive effect in periods with net losses.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities was $170.7 million and $188.0 million for the three months ended January 1, 2005 and December 27, 2003, respectively. The large use of cash in the first fiscal quarter is due to the seasonal nature of our operations. The first quarter is the low point for net sales while at the same time we are building inventories in preparation for the spring selling season that gets underway in our second fiscal quarter.

     Cash used in investing activities was $18.1 million and $4.6 million for the three months ended January 1, 2005 and December 27, 2003, respectively. Our acquisition of Smith & Hawken(R) on October 2, 2004 required a cash outlay of approximately $70.0 million financed in large part through the redemption of $57.2 million of investments. Other capital spending of $5.0 million was done in the normal course of business and was comparable to the $4.0 million spent in the first quarter of fiscal 2004.

     Financing activities provided cash of $127.2 million and $79.6 million for the three months ended January 1, 2005 and December 27, 2003, respectively. The higher financing needs in the first quarter of fiscal 2005 were due to the approximate $70 million cash outlay for the Smith & Hawken(R) acquisition. The alternative use of these funds would have been to finance the deficiency in our cash flows from operating activities that instead were funded through higher borrowings. During the first quarter of fiscal 2004, we restructured our borrowing arrangements through the refinancing of our former Credit Agreement, the redemption of our 8 5/8% Notes, and the issuance of our 6 5/8% Notes.

     Our primary sources of liquidity are cash generated by operations and borrowings under our credit agreements. Our Credit Agreement consists of a $700 million multi-currency revolving credit commitment and a $400 million term loan facility. At January 1, 2005, we were in compliance with all of our debt covenants.

     We have not paid dividends on our common shares in the past However, given our rapidly improving financial condition and levels of cash generated by the business, we are currently evaluating various capital structure strategies and the use of capital for cash generated in the future. These uses may include continued debt repayment, funding of selective acquisitions to support future growth, payment of dividends and share repurchases. The payment of future dividends, if any, on common shares will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors.

     All of our off-balance sheet financing is in the form of operating leases that are disclosed in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. Subsequent to the end of our fiscal quarter ended January 1, 2005, we began to take delivery on the first of approximately 200 new vehicles that will be used in our Scotts LawnService(R) operations. These vehicles will be financed under the terms of an operating lease agreement as disclosed in Note 10 to the Condensed, Consolidated Financial Statements (unaudited) included in Part I,
Item 1 of this Quarterly Report on Form 10-Q.

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

     In our opinion, cash flows from operations and capital resources will be sufficient to meet debt service and working capital needs during fiscal 2005 and thereafter for the foreseeable future. However, we cannot insure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control.

ENVIRONMENTAL MATTERS

     We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking action aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial position. However, there can be no assurance that the resolution of these matters will not materially affect future quarterly or annual results of operations, financial position and cash flows. Additional information on environmental matters affecting us is provided in Note 8 to the Condensed, Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the fiscal 2004 Annual Report on Form 10-K under the "ITEM 1. BUSINESS - ENVIRONMENTAL AND REGULATORY CONSIDERATIONS" and "ITEM 3. LEGAL PROCEEDINGS" sections.

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

     We cannot assure you that our business will generate sufficient cash flow from operating activities or that future borrowings will be available to us under our Second Amended and Restated Credit Agreement("New Credit Agreement") in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

-    ADVERSE WEATHER CONDITIONS COULD ADVERSELY IMPACT FINANCIAL RESULTS.

     Weather conditions in North America and Europe have a significant impact on the timing of sales in the spring selling season but, to a lesser degree, overall annual sales. An abnormally cold or wet spring throughout North America and/or Europe could adversely affect sales and therefore our financial results.

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

- PERCEPTIONS THAT THE PRODUCTS WE PRODUCE AND MARKET ARE NOT SAFE COULD ADVERSELY AFFECT US.

     We manufacture and market a number of complex chemical products, such as fertilizers, herbicides and pesticides, bearing one of our brand names. On occasion, allegations are made that some of our products have failed to perform up to expectations or have caused damage or injury to individuals or property. Based on reports of contamination at a third party supplier's vermiculite mine, the public may perceive that some of our products manufactured in the past using vermiculite are or may also be contaminated. Public perception that our products are not safe, whether justified or not, could impair reputation, involve us in litigation, damage our brand names and have a material adverse affect our business.

- THE NATURE OF CERTAIN OF OUR PRODUCTS AND OUR BUSINESS SUCCESS CONTRIBUTE TO THE RISK THAT THE COMPANY WILL BE SUBJECTED TO LAWSUITS.

     The nature of certain of our products and our business success contribute to the risk that the Company will be subjected to lawsuits. The following are among the factors that contribute to this litigation risk:

     - We manufacture and market a number of complex chemical products bearing our brand names, including fertilizers, herbicides and pesticides. There is a portion of the population that perceives all chemical products as potentially hazardous. This perception, regardless of its merits, enhances the risk that the Company will be subjected to product liability claims that allege harm from exposure to our products. Product liability claims are brought against the Company from time to time.

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

     Please see Note 8 to the Condensed, Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the disclosures under Part II, Item 1 "Legal Proceedings" of this Quarterly Report Form 10-Q for updated information concerning certain significant lawsuits and claims involving the Company.

- BECAUSE OF THE CONCENTRATION OF OUR SALES TO A SMALL NUMBER OF RETAIL CUSTOMERS, THE LOSS OF ONE OR MORE OF, OR SIGNIFICANT DECLINE IN ORDERS FROM, OUR TOP CUSTOMERS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, FINANCIAL POSITION OR CASH FLOWS.

     North America net sales represent approximately 73% of our worldwide net sales. Our top three North American retail customers together accounted for 67% of our North American fiscal 2004 net sales and 71% of our outstanding accounts receivable as of September 30, 2004. Home Depot, Wal-Mart and Lowe's represented approximately 36%, 18% and 13%, respectively, of our fiscal 2004 North American net sales. The loss of, or reduction in orders from, Home Depot, Wal-Mart and Lowe's or any other significant customer could have a material adverse effect on our results of operations, financial position or cash flows, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from any of these customers could also have a material adverse effect.

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

     If we were to commit a serious default under the marketing agreement with Monsanto for consumer Roundup(R) products, Monsanto may have the right to terminate the agreement. If Monsanto were to terminate the marketing agreement for cause, we would not be entitled to any termination fee, and in the near term we would lose all, or a significant portion, of this significant source of earnings and overhead expense absorption the marketing agreement provides. Monsanto may also be able to terminate the marketing agreement within a given region, including North America, without paying us a termination fee if sales to consumers in that region decline:

     -    over a cumulative three fiscal year period; or

     -    by more than 5% for each of two consecutive fiscal years.

     In addition, with respect to the European Union Countries, the initial term of the Marketing Agreement extends through September 30, 2005, and may be renewed at the option of both parties for three successive terms ending on September 30, 2008, 2015, and 2018. With a separate determination being made by both parties at least six months prior to the expiration of each term. While the commission structure is likely to be recalculated in a manner favorable to Scotts should Monsanto not agree to the renewal term, there is no assurance that the change in terms would be sufficient to offset the loss of earnings from the European Roundup business and overhead absorption the Marketing Agreement provides.

- THE HAGEDORN PARTNERSHIP, L.P. BENEFICIALLY OWNS APPROXIMATELY 32% OF OUR OUTSTANDING COMMON SHARES ON A FULLY DILUTED BASIS.

     The Hagedorn Partnership, L.P. beneficially owns approximately 32% of our outstanding common shares and has sufficient voting power to significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders.

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

     During fiscal 2004 and 2003, we have expensed approximately $3.3 million and $1.5 million for environmental matters, respectively. Expenses related to environmental matters in fiscal 2005 are not expected to be significant.

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

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risks have not changed significantly from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

     ITEM 4. CONTROLS AND PROCEDURES

     With the participation of the Company's principal executive officer and principal financial officer, the Company's management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that:

     (A) information required to be disclosed by the Company in this Quarterly Report on Form 10-Q and the other reports that the Company files or submits under the Exchange Act would be accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure,

     (B) information required to be disclosed by the Company in this Quarterly Report on Form 10-Q and the other reports that the Company files or submits under the Exchange Act would be recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and

     (C) the Company's disclosure controls and procedures are effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, particularly during the period in which the Company's periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

     In addition, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended January 1, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Pending material legal proceedings with material developments during the first quarter of fiscal 2005 are as follows:

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

          On January 10, 2003, The Scotts Company filed a supplemental counterclaim against AgrEvo for breach of contract. The Scotts Company alleges that AgrEvo owes The Scotts Company for amounts that The Scotts Company overpaid to AgrEvo. The Scotts Company's counterclaim is now part of the underlying litigation. Recently, Monsanto settled with AgrEvo. The terms of that settlement are not known. A trial date has been set for April 4, 2005.

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

     U.S. HORTICULTURAL SUPPLY, INC. (F/K/A E.C. GEIGER, INC.)

          On February 7, 2003, U.S. Horticultural Supply Inc. ("Geiger") filed suit against The Scotts Company in the U.S. District Court for the Eastern District of Pennsylvania. Geiger alleged claims of breach of contract, promissory estoppel, and a violation of federal antitrust laws, and seeks an unspecified amount of damages. Geiger's promissory estoppel claims have been dismissed. The parties have concluded discovery on the antitrust and breach of contract claims. No trial date has been set.

          On November 5, 2004, Geiger filed another suit against The Scotts Company in the U.S. District Court for the Eastern District of Pennsylvania. This complaint alleges that The Scotts Company conspired with another distributor, Griffin Greenhouse Supplies, Inc., to restrain trade in the horticultural products market, in violation of Sections 1 and 57 of the Sherman Antitrust Act. The Scotts Company moved to dismiss the suit on December 2, 2004, and the court has scheduled oral argument on the motion for March 18, 2005.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of The Scotts Company (the "Annual Meeting") was held in Marysville, Ohio on January 27, 2005.

     The result of the vote of the shareholders in the election of four directors, for terms of three years each, is as follows:

                                                                         VOTES
                        NOMINEE                            VOTES FOR    WITHHELD
-------------------------------------------------------   ----------   ---------
James Hagedorn ........................................   28,772,560   1,260,982
Karen G. Mills ........................................   28,756,789   1,276,753
Stephanie M. Shern ....................................   28,194,005   1,839,537
John Walker, Ph.D .....................................   29,779,060     254,482

     Each of the nominees was elected. The other directors whose terms of office continue after the Annual Meeting are Mark R. Baker, Lynn J. Beasley, Gordon F. Brunner, Arnold W. Donald, Joseph P. Flannery, Katherine Hagedorn Littlefield, Patrick J. Norton and John M. Sullivan.

The Scotts Company Employee Stock Purchase Plan was approved. The result of the vote was:

 VOTES FOR   VOTES AGAINST   ABSTENTIONS   BROKER NON-VOTES
----------   -------------   -----------   ----------------
26,945,868      272,057         22,800         2,792,817

     The proposal to approve the restructuring of The Scotts Company's corporate structure into a holding company structure by merging The Scotts Company into a newly-created, wholly-owned, second-tier limited liability company subsidiary, The Scotts Company LLC, pursuant to the agreement and plan of merger attached to the Proxy Statement/Prospectus sent or given to shareholders in connection with the Annual Meeting (the "Restructuring Merger") was approved and the related agreement and plan of merger adopted, by The Scotts Company's shareholders. The result of the vote was:

 VOTES FOR   VOTES AGAINST   ABSTENTIONS   BROKER NON-VOTES
----------   -------------   -----------   ----------------
26,855,494      345,746         39,485         2,792,817

ITEM 6. EXHIBITS

     See Index to Exhibits at page 37 for a list of the exhibits included herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE SCOTTS COMPANY


                                        /s/ CHRISTOPHER L. NAGEL
                                        ----------------------------------------
                                        Christopher L. Nagel
                                        Date: February 10, 2005
                                        Executive Vice  President and Chief
                                           Financial Officer,
                                        (Principal Financial and Principal
                                           Accounting Officer)
                                        (Duly Authorized Officer)

                               THE SCOTTS COMPANY
                           ANNUAL REPORT ON FORM 10-Q
                  FOR THE FISCAL QUARTER ENDED JANUARY 1, 2005

                                INDEX TO EXHIBITS

EXHIBIT NO.                      DESCRIPTION                      LOCATION
-----------   -------------------------------------------------   --------
   31(a)      Rule 13a-14(a)/15d-14(a) Certification (Principal       *
              Executive Officer)
   31(b)      Rule 13a-14(a)/15d-14(a) Certification
              (Principal Financial Officer)                           *
   32         Section 1350 Certification (Principal Executive         *
              Officer and Principal Financial Officer)

*    Filed herewith