Form 10-Q
period 2005-04-02
SCOTTS MIRACLE-GRO CO
filed 2005-05-12
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-13292

THE SCOTTS MIRACLE-GRO COMPANY

(Exact Name of Registrant as Specified in Its Charter)

OHIO (State or Other Jurisdiction of Incorporation or Organization)	31-1414921 (I.R.S. Employer Identification No.)

14111 SCOTTSLAWN ROAD, MARYSVILLE, OHIO 43041
(Address of Principal Executive Offices) (Zip Code)

(937) 644-0011
(Registrant’s Telephone Number, Including Area Code)

THE SCOTTS COMPANY
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

33,476,674	OUTSTANDING AT May 5, 2005
Common Shares, voting, no par value

THE SCOTTS MIRACLE-GRO COMPANY

INDEX

PAGE
NO.
PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements (Unaudited)
Condensed, Consolidated Statements of Operations — Three and six months ended April 2, 2005 and March 27, 2004	3
Condensed, Consolidated Statements of Cash Flows — Six months ended April 2, 2005 and March 27, 2004	4
Condensed, Consolidated Balance Sheets — April 2, 2005, March 27, 2004 and September 30, 2004	5
Notes to Condensed, Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	38
Item 4. Controls and Procedures	38
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	38
Item 6. Exhibits	39
Signatures	40
Index to Exhibits	41
EX-10(Y)
EX-10(Z)
EX-10(AA)
EX-10(BB)
EX-10(CC)
EX-10(DD)
EX-31(A)
EX-31(B)
EX-32

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY

CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN MILLIONS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 2,	MARCH 27,	APRIL 2,	MARCH 27,
	2005	2004	2005	2004
Net sales	$787.3	$723.7	$1,031.2	$905.1
Cost of sales	474.8	435.2	650.4	568.2
Restructuring and other charges	—	0.2	—	0.7

Gross profit	312.5	288.3	380.8	336.2
Gross commission earned from marketing agreement	22.2	15.3	22.2	15.3
Amortization of deferred marketing fee	0.8	0.8	1.7	1.7
Contribution expense under marketing agreement	6.3	6.3	12.5	12.5

Net commission from marketing agreement	15.1	8.2	8.0	1.1
Operating expenses:
Selling, general and administrative	116.2	106.8	212.3	184.5
Selling, general and administrative — lawn service business	16.1	14.0	30.1	25.4
Stock-based compensation	2.3	3.1	4.6	4.4
Restructuring and other charges	1.0	0.2	1.2	0.7

	135.6	124.1	248.2	215.0
Advertising	41.0	39.8	55.7	48.1
Amortization of intangibles	2.8	2.3	5.4	4.8
Impairment of intangible assets	—	—	22.0	—
Other expense (income), net	1.0	(2.1)	0.8	(4.0)

Income from operations	147.2	132.4	56.7	73.4
Costs related to refinancing	—	0.6	—	44.3
Interest expense	12.9	13.5	23.3	25.4

Income before income taxes	134.3	118.3	33.4	3.7
Income taxes	51.0	45.4	12.7	1.5

Net income from continuing operations	83.3	72.9	20.7	2.2
Net (loss) income from discontinued operations	(0.1)	0.2	(0.3)	0.2

Net income	$83.2	$73.1	$20.4	$2.4

BASIC EARNINGS PER COMMON SHARE:
Weighted-average common shares outstanding during the period	33.3	32.2	33.1	32.1

Basic earnings per common share:
Net income from continuing operations	2.50	2.26	0.63	0.07
Net income (loss) from discontinued operations	—	0.01	(0.01)	—

Basic earnings per common share	$2.50	$2.27	$0.62	$0.07

DILUTED EARNINGS PER COMMON SHARE:
Weighted-average common shares outstanding during the period	34.1	33.0	34.0	32.9

Diluted earnings per common share:
Net income from continuing operations	2.44	2.21	0.61	0.07
Net loss from discontinued operations	—	—	(0.01)	—

Diluted earnings per common share	$2.44	$2.21	$0.60	$0.07

See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	SIX MONTHS ENDED
	APRIL 2,	MARCH 27,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20.4	$2.4
Adjustments to reconcile net income to net cash used in operating activities
Impairment of intangible assets	22.0	—
Write-off of deferred costs on retired debt	—	44.3
Stock-based compensation expense	4.6	4.4
Depreciation	24.7	21.7
Amortization	7.1	6.5
Deferred taxes	2.4	(0.1)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(493.9)	(485.5)
Inventories	(170.7)	(142.5)
Prepaid and other current assets	(12.8)	(13.0)
Accounts payable	125.9	130.2
Accrued taxes and liabilities	46.8	38.4
Restructuring reserves	(1.0)	(2.9)
Other assets	(5.3)	(0.9)
Other liabilities	13.3	7.0
Other, net	0.5	(1.9)

Net cash used in operating activities	(416.0)	(391.9)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of available for sale securities	57.2	—
Investment in property, plant and equipment	(11.6)	(10.9)
Investment in acquired businesses, net of cash acquired	(76.6)	(5.3)

Net cash used in investing activities	(31.0)	(16.2)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	408.5	455.5
Repayments under revolving and bank lines of credit	(35.3)	(124.8)
Proceeds from issuance of term loans	—	500.0
Repayment of term loans	(2.0)	(326.5)
Issuance of 6 5/8% Senior Subordinated Notes	—	200.0
Redemption of 8 5/8% Senior Subordinated Notes	—	(418.0)
Financing fees, net	(0.5)	(11.5)
Payments on seller notes	(5.5)	(8.9)
Cash received from the exercise of stock options	15.7	12.2

Net cash provided by financing activities	380.9	278.0
Effect of exchange rate changes on cash	(14.9)	(11.6)

Net decrease in cash	(81.0)	(141.7)
Cash and cash equivalents at beginning of period	115.6	155.9

Cash and cash equivalents at end of period	$34.6	$14.2

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	(21.1)	(22.9)
Income taxes refunded	2.3	12.3

See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY

CONDENSED, CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN MILLIONS)

	APRIL 2,	MARCH 27,	SEPTEMBER 30,
	2005	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$34.6	$14.2	$115.6
Investments	—	—	57.2
Accounts receivable, less allowances of $30.8, $31.3, and $29.0, respectively	789.8	776.0	292.4
Inventories, net	486.1	418.6	290.1
Current deferred tax asset	25.6	60.7	24.9
Prepaid and other assets	65.5	46.2	50.1

Total current assets	1,401.6	1,315.7	830.3
Property, plant and equipment, net of accumulated depreciation of $346.7, $285.6 and $301.4, respectively	335.7	329.5	328.0
Goodwill	448.1	423.3	417.9
Intangible assets, net	428.1	431.7	431.0
Other assets	47.5	41.1	40.6

Total assets	$2,661.0	$2,541.3	$2,047.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$24.5	$27.7	$22.1
Accounts payable	270.9	279.2	130.3
Accrued liabilities	302.3	263.1	261.9
Accrued taxes	37.0	23.3	19.3

Total current liabilities	634.7	593.3	433.6
Long-term debt	967.8	1,039.9	608.5
Other liabilities	140.0	162.3	131.1

Total liabilities	1,742.5	1,795.5	1,173.2
Commitments and contingencies (notes 3, 8 and 10)
Shareholders’ equity:
Common Shares, no par value per share, $.01 stated value per share, 33.3, 32.3, 32.8 shares issued, respectively	0.3	0.3	0.3
Deferred compensation — stock awards	(19.2)	(18.8)	(10.4)
Capital in excess of stated value	471.7	426.8	443.0
Retained earnings	520.0	401.0	499.5
Accumulated other comprehensive loss	(54.3)	(63.5)	(57.8)

Total shareholders’ equity	918.5	745.8	874.6

Total liabilities and shareholders’ equity	$2,661.0	$2,541.3	$2,047.8

See notes to condensed, consolidated financial statements

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) and its subsidiaries (collectively the “Company”) are engaged in the manufacture, marketing and sale of lawn and garden care products. The Company’s major customers include home improvement centers, mass merchandisers, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, commercial nurseries and greenhouses, and specialty crop growers. The Company’s products are sold primarily in North America and the European Union. We also operate and franchise the Scotts LawnService® business which provides lawn and tree and shrub fertilization, insect control and other related services in the United States. Effective October 2, 2004, the Company acquired Smith & Hawken®, a leading brand in the outdoor living and gardening lifestyle category. Smith & Hawken® products are sold in the United States through its 59 retail stores as well as through catalog and internet sales.

RESTRUCTURING MERGER

On March 18, 2005, The Scotts Company consummated the restructuring of its corporate structure into a holding company structure by merging The Scotts Company into a newly-created, wholly-owned, second-tier Ohio limited liability company subsidiary, The Scotts Company LLC, pursuant to the Agreement and Plan of Merger, dated as of December 13, 2004, by and among The Scotts Company, The Scotts Company LLC and Scotts Miracle-Gro (the “Restructuring Merger”). As a result of the Restructuring Merger, each of The Scotts Company’s common shares, without par value, issued and outstanding immediately prior to the consummation of the Restructuring Merger was automatically converted into one fully paid and nonassessable common share, without par value, of Scotts Miracle-Gro. Scotts Miracle-Gro is the public company successor to The Scotts Company. Following the consummation of the Restructuring Merger, The Scotts Company LLC is the successor to The Scotts Company and is a direct, wholly-owned subsidiary of Scotts Miracle-Gro, the new parent holding company.

ORGANIZATION AND BASIS OF PRESENTATION

The Company’s condensed, consolidated financial statements are unaudited; however, in the opinion of management, are presented in accordance with accounting principles generally accepted in the United States of America. The condensed, consolidated financial statements include the accounts of Scotts Miracle-Gro and all wholly-owned and majority-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. The Company’s criteria for consolidating entities is based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. Interim results reflect all normal recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the financial statements and accompanying notes in the Annual Report on Form 10-K for the fiscal year ended September 30, 2004 of The Scotts Company, the public company predecessor of Scotts Miracle-Gro.

REVENUE RECOGNITION

Revenue is recognized when title and risk of loss transfer, generally when products are received by the customer. Provisions for estimated returns and allowances are recorded at the time revenue is recognized based on historical rates of returns and are periodically adjusted for known changes in return levels. Scotts LawnService® revenues are recognized at the time service is provided to the customer.

Under the terms of the Amended and Restated Exclusive Agency and Marketing Agreement (the “Marketing Agreement”) with Monsanto Company (“Monsanto”), the Company in its role as exclusive agent performs certain functions, such as sales support, merchandising, distribution and logistics on behalf of Monsanto, and incurs certain costs in support of the consumer Roundup® business. The actual costs incurred by the Company on behalf of Roundup® are recovered from Monsanto through the terms of the Marketing Agreement and are treated solely as a recovery of incurred costs. Revenue is not recognized in the Company’s consolidated financial statements for the recovery of these costs since the services rendered are solely in support of the agency arrangement and not a part of any principal line of business.

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

Scotts LawnService® promotes its service offerings primarily through direct response mail campaigns. The external costs associated with these campaigns are deferred and recognized ratably as advertising expense in proportion to revenues over a period not in excess of one year. The costs deferred at April 2, 2005, March 27, 2004 and September 30, 2004 were $2.2 million, $1.9 million and $1.6 million, respectively.

STOCK-BASED COMPENSATION AWARDS

Beginning in fiscal 2003, the Company began expensing prospective grants of employee stock-based compensation awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123”. Beginning in fiscal 2003, the fair value of new awards is expensed ratably over the vesting period, which has historically been three years, except for grants to members of the Board of Directors, which have historically had a shorter vesting period.

During the first six months of fiscal 2005, the Company has granted 50,500 shares of restricted stock and 456,300 non-qualified stock options to officers and other key employees, and 73,500 non-qualified options to members of the Board of Directors. The exercise price for the option awards and the stated price for the restricted stock awards were determined by the closing price of the Company’s common shares on the date of grant.

The Company changed its fair value option pricing model from the Black-Scholes model to a binomial model for all options granted on or after October 1, 2004. The fair value of options granted prior to October 1, 2004, was determined using the Black-Scholes model. The Company believes that the binomial model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility and risk-free interest rate. However, in addition, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option.

The value of all stock-based compensation grants during fiscal 2004 was $11.0 million and $11.2 million for the first six months of fiscal 2005. The assumptions used in the fair value determinations were similar for both the fiscal 2005 and fiscal 2004 grants. In addition, the fair value of the restricted stock granted thus far in fiscal 2005 was $3.3 million.

Had compensation expense been recognized for stock-based compensation awards granted in periods prior to fiscal 2003 in accordance with the recognition provisions of SFAS No. 123, the Company would have recorded net income and net income per common share for the three and six months ended March 27, 2004, as follows (dollars in millions, except per share data):

	THREE MONTHS	SIX MONTHS
	ENDED	ENDED
	MARCH 27, 2004	MARCH 27, 2004
Net income	$73.1	$2.4
Stock-based compensation expense included in reported net income, net of tax	1.9	2.7
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(2.4)	(3.7)

Net income as adjusted	$72.6	$1.4

Net income per common share, as reported:
Basic	2.27	0.07
Diluted	2.21	0.07
Net income per common share, as adjusted:
Basic	2.25	0.04
Diluted	$2.20	$0.04

The as adjusted amounts shown above are not necessarily representative of the impact on net income in future periods.

In December 2004, the Financial Accounting Standards Board (FASB) replaced SFAS No. 123, “Accounting for Stock-Based Compensation” with SFAS No. 123(R), “Share-Based Payment.” As the Company previously adopted the provisions of SFAS No. 123 for awards granted beginning in fiscal 2003, its accounting for share-based payments (including grants of employee stock options) is substantially in accordance with revised SFAS No. 123(R). Therefore, the adoption of revised SFAS No. 123(R), now required for fiscal 2006, is not expected to have a significant effect on the Company’s results of operations.

LONG-LIVED ASSETS

Management assesses the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its future undiscounted cash flows. If it is determined that an impairment has occurred, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value.

Management also assesses the recoverability of goodwill, tradenames and other intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its estimated undiscounted future cash flows. In addition, goodwill and unamortizable intangible assets are reviewed for impairment at least annually during the first fiscal quarter. If it is determined that an impairment of intangible assets has occurred, an impairment charge is recognized for the amount by which the carrying value of the asset exceeds its estimated fair value. The Company performed its annual impairment analysis during the first quarter of fiscal 2005 and determined that intangibles associated with our consumer business in the United Kingdom were impaired. The reduction in the value of the business has resulted primarily from the decline in the profitability of its growing media business and unfavorable category mix trends. Although management is developing strategies to significantly improve the profitability of the U.K. business, we believe an impairment charge against the book value is appropriate. Accordingly, an impairment charge of $22 million was recorded for the first quarter of fiscal 2005. No impairment charge was recorded for the first quarter of fiscal 2004.

EARNINGS PER COMMON SHARE

Basic earnings per common share is based on the weighted-average number of common shares outstanding each period. Diluted earnings per common share is based on the weighted-average number of common stock shares and dilutive potential common shares (stock options and stock appreciation rights) outstanding each period. These common stock equivalents equate to 0.9 million common shares for both the three and six month periods ending April 2, 2005, and 0.8 million common shares for both the three and six month periods ending March 27, 2004. Options to purchase 0.4 million common shares for the six month period ended April 2, 2005, and 0.1 million common shares for both the three and six month periods ended March 27, 2004, respectively, were not included in the computation of diluted earnings per share. These options were excluded from the calculation because the exercise price was greater than the average market price of the common shares in the respective periods, and therefore, were anti-dilutive.

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

RECLASSIFICATIONS

Certain reclassifications have been made in prior periods’ financial statements to conform to fiscal 2005 classifications. The prior periods’ Condensed, Consolidated Statement of Operations reflect the reclassification of $1.2 million and $2.2 million for the three and six month periods, respectively, ended March 27, 2004 of “selling, general and administrative costs – lawn service business” to “cost of sales” to conform to fiscal 2005 classifications.

2.	DETAIL OF INVENTORIES, NET

Inventories, net of provisions for slow moving and obsolete inventory of $20.4 million, $23.6 million, and $21.3 million, respectively, consisted of (in millions):

	APRIL 2,	MARCH 27,	SEPTEMBER 30,
	2005	2004	2004
INVENTORIES, NET
Finished goods	$371.0	$302.9	$186.6
Work-in-Process	30.4	32.1	30.7
Raw materials	84.7	83.6	72.8

Total	$486.1	$418.6	$290.1

3.	MARKETING AGREEMENT

Effective September 30, 1998, the Company entered into the Marketing Agreement with Monsanto for exclusive domestic and international marketing and agency rights to Monsanto’s consumer Roundup® herbicide products. Under the terms of the Marketing Agreement, the Company is entitled to receive an annual commission from Monsanto in consideration for the performance of its duties as agent. The annual commission is calculated as a percentage of the actual earnings before interest and income taxes (EBIT), as defined in the Marketing Agreement, of the consumer Roundup® business. Each year’s percentage varies in accordance with the terms of the Marketing Agreement based on the achievement of two earnings thresholds and on commission rates that vary by threshold and program year.

The Marketing Agreement also requires the Company to make fixed annual payments to Monsanto as a contribution against the overall expenses of the consumer Roundup® business. The annual fixed payment is defined as $20 million. However, portions of the annual payments for the first three years of the Marketing Agreement have been deferred. No payment was required for the first year (fiscal 1999), a payment of $5 million was required for the second year and a payment of $15 million was required for the third year so that a total of $40 million of the contribution payments was deferred. Beginning in fiscal 2003, the fifth year of the Marketing Agreement, the annual payments to Monsanto increased to at least $25 million, which include per annum interest charges at 8%. The annual payments may be increased above $25 million if certain significant earnings targets are exceeded. If all of the deferred contribution amounts are paid prior to 2018, the annual contribution payments revert to $20 million. Regardless of whether the deferred contribution amounts are paid, all contribution payments cease entirely in 2018.

The Company is recognizing a charge each year associated with the annual contribution payments equal to the required payment for that year. The Company is not recognizing a charge for the portions of the contribution payments that are deferred until the time those deferred amounts are paid. The Company considers this method of accounting for the contribution payments to be appropriate after consideration of the likely term of the Marketing Agreement, the Company’s ability to terminate the Marketing Agreement without paying the deferred amounts, and the fact that a significant portion of the deferred amount is never paid, even if the Marketing Agreement is not terminated prior to 2018, unless significant earnings targets are exceeded.

The express terms of the Marketing Agreement permit the Company to terminate the Marketing Agreement only upon material breach, material fraud or material willful misconduct by Monsanto, as such terms are defined in the Marketing Agreement, or upon the sale of the consumer Roundup® business by Monsanto. In such instances, the Marketing Agreement permits the Company to avoid payment of any deferred contribution and related per annum charge. The Company’s basis for not recording a financial liability to Monsanto for the deferred portions of the annual contribution and per annum charge is based on our assessment and consultations with our legal counsel and the Company’s former registered public accounting firm. In addition, the Company has obtained a legal opinion from The Bayard Firm, P.A., which concluded, subject to certain qualifications, that if the matter were litigated, a Delaware court would likely conclude that the Company is entitled to terminate the Marketing Agreement at will, with appropriate prior notice, without incurring significant penalty, and avoid paying the unpaid deferred amounts. We have concluded that, should the Company elect to terminate the Marketing Agreement at any balance sheet date, it will not incur significant economic consequences as a result of such action.

The Bayard Firm was special Delaware counsel retained during fiscal 2000 solely for the limited purpose of providing a legal opinion in support of the contingent liability treatment of the Marketing Agreement previously adopted by the Company and has neither generally represented or advised the Company nor participated in the preparation or review of the Company’s financial statements or any SEC filings. The terms of such opinion specifically limit the parties who are entitled to rely on it.

The Company’s conclusion is not free from challenge and, in fact, would likely be challenged if the Company were to terminate the Marketing Agreement. If it were determined that, upon termination, the Company must pay any remaining deferred contribution amounts and related per annum charges, the resulting charge to earnings could have a material impact on the Company’s results of operations and financial position. At April 2, 2005, contribution payments and related per annum charges of approximately $45.9 million had been deferred under the Marketing Agreement. This amount is considered a contingent obligation and has not been reflected in the financial statements as of and for the period then ended. However, we continually assess conditions that may impact the nature and amount of the deferred contribution balance, including the likely term and our ability to terminate the Marketing Agreement, and will reflect any necessary adjustments in our financial statements as facts and circumstances warrant.

Monsanto has disclosed that it is accruing the $20 million fixed contribution fee per year beginning in the fourth quarter of Monsanto’s fiscal year 1998, plus interest on the deferred portion.

The Marketing Agreement has no definite term except as it relates to the European Union countries. With respect to the European Union countries, the term of the Marketing Agreement has been extended through September 30, 2008 and may be renewed at the option of both parties for two additional successive terms ending on September 30, 2015 and 2018, with a separate determination being made by the parties at least six months prior to the expiration of each such term as to whether to commence a subsequent renewal term. If Monsanto does not agree to the renewal term as with respect to the European Union countries, the commission structure will be recalculated in a manner likely to be favorable to the Company. For countries outside of the European Union, the Marketing Agreement continues indefinitely unless terminated by either party. The Marketing Agreement provides Monsanto with the right to terminate the Marketing Agreement for an event of default (as defined in the Marketing Agreement) by the Company or a change in control of Monsanto or the sale of the consumer Roundup® business. The Marketing Agreement provides the Company with the right to terminate the Marketing Agreement in certain circumstances including an event of default by Monsanto or the sale of the consumer Roundup® business. Unless Monsanto terminates the Marketing Agreement for an event of default by the Company, Monsanto is required to pay a termination fee to the Company that varies by program year. If Monsanto terminates the Marketing Agreement upon a change of control of Monsanto or the sale of the consumer Roundup® business prior to September 30, 2008, we will be entitled to a termination fee in excess of $100 million. If we terminate the Marketing Agreement upon an uncured material breach , material fraud or material willful misconduct by Monsanto, we will be entitled to receive a termination fee in excess of $100 million if the termination occurs prior to September 30, 2008. The termination fee declines over time from $100 million to a minimum of $16 million for terminations between September 30, 2008 and September 30, 2018.

In consideration for the rights granted to the Company under the Marketing Agreement for North America, the Company was required to pay a marketing fee of $33 million to Monsanto. The Company has deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the Marketing Agreement and is amortizing the balance over ten years, which is the estimated likely term of the agreement.

4.	RESTRUCTURING AND OTHER CHARGES

FISCAL 2005 CHARGES

During the three and six month periods ended April 2, 2005, the Company recorded $1.0 million and $1.2 million of restructuring and other charges, respectively. These charges, primarily for Smith & Hawken® integration related severance, were included in selling, general and administrative costs for the three and six months ended April 2, 2005.

FISCAL 2004 CHARGES

During the three and six month periods ended March 27, 2004, the Company recorded $0.4 million and $1.4 million of restructuring and other charges, respectively. These charges, related to our North American distribution restructuring and our International Profit Improvement Plan, were included in cost of sales and selling, general and administrative costs each in the amounts of $0.2 million and $0.7 million, for the three and six months ended March 27, 2004, respectively.

The following is a rollforward from September 30, 2004 of the amounts accrued for restructuring and other charges, that will be settled for cash. The accrued charges are included in accrued liabilities on the Condensed, Consolidated Balance Sheets.

			SEPTEMBER 30,			APRIL 2,
DESCRIPTION	TYPE	CLASSIFICATION	2004	CASH PAYMENT	ACCRUAL	2005
				($ MILLIONS)
Severance	Cash	SG&A	$4.7	$(3.5)	$1.1	$2.3
Other related costs	Cash	SG&A	0.6	—	0.1	0.7

Total cash			$5.3	$(3.5)	$1.2	$3.0

5.	LONG-TERM DEBT Long-term debt consists of the following (in millions):

	APRIL 2,	MARCH 27,	SEPTEMBER 30,
	2005	2004	2004
New Credit Agreement:
Revolving loans	$362.8	$323.2	$—
Term loans	397.0	500.0	399.0
Senior Subordinated Notes:
6 5/8% Notes	200.0	200.0	200.0
Notes due to sellers	8.8	18.4	13.2
Foreign bank borrowings and term loans	16.4	17.0	10.8
Other	7.3	9.0	7.6

	992.3	1,067.6	630.6
Less current portions	24.5	27.7	22.1

	$967.8	$1,039.9	$608.5

Future principal payments on our short and long-term debt are as follows (in millions):

Less than one year	$24.5
One to three years	400.5
Four to five years	420.3
After five years	147.0

$992.3

In October 2003, the Company refinanced substantially all of its then outstanding debt in a series of transactions. As a result of this early extinguishment of debt, the Company recognized refinancing related costs of $44.3 million in the first quarter of fiscal 2004, including $19.4 million for the write-off of deferred costs, $24.0 million of early redemption premiums and $0.9 million in transaction fees.

6.	COMPREHENSIVE INCOME

The components of other comprehensive income and total comprehensive income for the three and six month periods ended April 2, 2005 and March 27, 2004, are as follows (in millions):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 2,	MARCH 27,	APRIL 2,	MARCH 27,
	2005	2004	2005	2004
Net income	$83.2	$73.1	$20.4	$2.4
Other comprehensive income (expense):
Change in valuation of derivative instruments	1.5	(1.3)	2.3	(1.2)
Foreign currency translation adjustments	0.3	(0.7)	1.2	(1.5)

Comprehensive income (loss)	$85.0	$71.1	$23.9	$(0.3)

7.	RETIREMENT AND RETIREE MEDICAL PLANS COST INFORMATION

The following summarizes the net periodic benefit cost for the various plans sponsored by the Company (in millions):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 2,	MARCH 27,	APRIL 2,	MARCH 27,
	2005	2004	2005	2004
Curtailed defined benefit plan	$0.4	$0.8	$1.3	$1.6
International benefit plans	0.9	1.8	1.8	3.7
Retiree medical plan	0.8	0.6	1.6	1.2

8.	CONTINGENCIES

Management continually evaluates the Company’s contingencies, including various lawsuits and claims which arise in the normal course of business, environmental matters, product and general liabilities, worker’s compensation, property losses and other fiduciary liabilities for which the Company is self-insured or retains a high exposure limit. Insurance reserves are established within an actuarially determined range. In the opinion of management, its assessment of contingencies is reasonable and related reserves, in the aggregate, are adequate; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters. The following matters are the more significant of the Company’s identified contingencies.

ENVIRONMENTAL MATTERS

In June 1997, the Ohio EPA initiated an enforcement action against us with respect to alleged surface water violations and inadequate treatment capabilities at our Marysville, Ohio facility and seeking corrective action under the federal Resource Conservation and Recovery Act. The action related to discharges from on-site waste water treatment and several discontinued on-site disposal areas. The waste water discharges were re-directed to the City of Marysville system in 1998. The on-site disposal areas date back to the early operations of the Marysville facility and are areas that we had already been assessing and, in some cases, restoring, on a voluntary basis. On December 3, 2001, an agreed judicial Consent Order was submitted to the Union County Common Pleas Court and was entered by the court on January 25, 2002.

Pursuant to the Consent Order, we paid a $275,000 fine and must satisfactorily restore the site such that we eliminate exposure to waste materials historically disposed of at the Marysville site. We completed an updated evaluation of our expected liability related to this matter based on the fine paid and restoration actions that we have taken and expect to take in the future. As a result, we accrued an additional $3.0 million in the third quarter of fiscal 2002 to increase our reserve based on the then latest estimates.

On October 18, 2004, an agreed judicial Consent Decree was entered by the court as a result of not obtaining a permit from the Philadelphia District of the U.S. Army Corps of Engineers for prior peat harvesting operations at our Lafayette, New Jersey facility. The Consent Decree requires minor mitigation efforts and annual monitoring through 2009 as well as payment of a $50,000 civil penalty.

We are also addressing remediation concerns raised by the Environment Agency of the United Kingdom with respect to emissions to air and groundwater at our Bramford (Suffolk), United Kingdom facility. We have reserved for our estimates of probable losses to be incurred in connection with this facility.

At April 2, 2005, $5.2 million was accrued for the environmental site remediation and regulatory matters described herein. Most of the costs accrued as of the end of the current fiscal quarter, are expected to be paid in fiscal 2005 and 2006; however, payments could be made for a period thereafter. During the first six months of fiscal 2005, we have expensed approximately $1.6 million related to environmental matters, compared with approximately $3.3 million in environmental expenditures for all of fiscal 2004.

We believe that the amounts accrued as of the end of the current fiscal quarter are adequate to cover our known environmental exposures based on current facts and estimates of likely outcomes. However, the adequacy of these accruals is based on several significant assumptions:

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

LEGAL PROCEEDINGS

Pending material legal proceedings with material developments since the first quarter of fiscal 2005 are as follows:

AgrEvo Environmental Health, Inc.

On June 3, 1999, AgrEvo Environmental Health, Inc. (“AgrEvo”) (which subsequently changed its name to Aventis Environmental Health Science USA LP) filed a complaint in the U.S. District Court for the Southern District of New York (the “New York Action”), against The Scotts Company, a subsidiary of The Scotts Company and Monsanto seeking damages and injunctive relief for alleged antitrust violations and breach of contract by The Scotts Company and its subsidiary and antitrust violations and tortious interference with contract by Monsanto. The Scotts Company purchased a consumer herbicide business from AgrEvo in May 1998. AgrEvo claims in the suit that The Scotts Company’s subsequent agreement to become Monsanto’s exclusive sales and marketing agent for Monsanto’s consumer Roundup® business violated the federal antitrust laws. AgrEvo contends that Monsanto attempted to or did monopolize the market for non-selective herbicides and conspired with The Scotts Company to eliminate the herbicide The Scotts Company previously purchased from AgrEvo, which competes with Monsanto’s Roundup®. AgrEvo also contends that The Scotts Company’s execution of various agreements with Monsanto, including the Roundup® Marketing Agreement, as well as The Scotts Company’s subsequent actions, violated agreements between AgrEvo and The Scotts Company.

AgrEvo is requesting damages as well as affirmative injunctive relief, and seeking to have the court invalidate the Roundup® Marketing Agreement as violative of the federal antitrust laws. Under the indemnification provisions of the Roundup® Marketing Agreement, Monsanto and The Scotts Company each have requested that the other indemnify against any losses arising from this lawsuit.

On January 10, 2003, The Scotts Company filed a supplemental counterclaim against AgrEvo for breach of contract. The Scotts Company alleges that AgrEvo owes The Scotts Company for amounts that The Scotts Company overpaid to AgrEvo. The Scotts Company’s counterclaim is now part of the underlying litigation. Recently, Monsanto settled with AgrEvo. The terms of that settlement are not known. A trial date has been set for May 23, 2005.

The Company believes that AgrEvo’s claims in these matters are without merit and is vigorously defending against them. If the above actions are determined adversely to the Company, the result could have a material adverse effect on the Company’s results of operations, financial position and cash flows. Any potential exposure that the Company may face cannot be reasonably estimated. Therefore, no accrual has been established related to these matters.

Central Garden & Pet Company

The Scotts Company v. Central Garden, Southern District of Ohio

On June 30, 2000, The Scotts Company filed suit against Central Garden & Pet Company (“Central Garden”) in the U.S. District Court for the Southern District of Ohio (the “Ohio Action”) to recover approximately $24 million in accounts receivable and additional damages for other breaches of duty.

Central Garden filed counterclaims including allegations that The Scotts Company and Central Garden had entered into an oral agreement in April 1998 whereby The Scotts Company would allegedly share with Central Garden the benefits and liabilities of any future business integration between The Scotts Company and Monsanto. The court dismissed a number of Central Garden’s counterclaims as well as The Scotts Company’s claims that Central Garden breached other duties owed to The Scotts Company. On April 22, 2002, a jury returned a verdict in favor of The Scotts Company of $22.5 million and for Central Garden on its remaining counterclaims in an amount of approximately $12.1 million. Various post-trial motions were filed. As a result of those motions, the trial court reduced Central Garden’s verdict by $750,000, denied Central Garden’s motion for a new trial on two of its counterclaims and granted the parties pre-judgment interest on their respective verdicts. On September 22, 2003, the court entered a final judgment, which provided for a net award to The Scotts Company of approximately $14 million, together with interest at 2.31% through the date of payment. Central Garden appealed and The Scotts Company cross-appealed from that final judgment. On April 12, 2005, the Sixth Circuit modified in part and affirmed the trial court’s judgment. The judgment as modified and affirmed provides for a net award of approximately $15 million to the Company. Management considers this judgment a gain contigency and therefore does not anticipate recording this net award until payment is received.

9.	ACQUISITIONS

Effective October 2, 2004, the Company acquired all outstanding shares of Smith & Hawken®, a leading brand in the outdoor living and gardening lifestyle category, for a total cost of $74.9 million. Of the total purchase price, $73.6 million was paid in cash (including $13.1 million paid to retire debt at acquisition), while other purchase obligations of $1.3 million were assumed. Preliminary purchase accounting allocations were completed at the end of the second quarter of fiscal 2005. Likewise, the allocation of the purchase price to assets acquired and liabilities assumed, based on their estimated fair values at the date of acquisition, was also completed.

On a pro forma basis, net sales for the three and six months ended March 27, 2004, would have been $746.2 million and $968.6 million respectively (an increase of $22.5 million and $63.5 million, respectively) had the acquisition of Smith & Hawken® occurred as of October 1, 2003. The pro forma reported net income would have been reduced by approximately $3.7 million or 11 cents per common share for both the three and six months ended March 27, 2004.

For the first six months of fiscal 2005, the Company’s Scotts LawnService® segment acquired two individual lawn service entities for a total cost of approximately $3.0 million.

10.	OPERATING LEASE FACILITY

During the second quarter of fiscal 2005, the Company began to take delivery on approximately 200 vehicles for Scotts LawnService® operations. These vehicles are being leased in an operating lease transaction under the terms of a master lease facility. The master lease agreement provides that the Company pays certain taxes, insurance, and maintenance on the vehicles. The vehicles are leased for four years from delivery, with a three-year renewal option and an option to purchase. The Company has a maximum contingent obligation that will approximate $6 million in the aggregate for all vehicles under this master lease facility based on the provisions of a residual value guarantee.

11.	SEGMENT INFORMATION

For fiscal 2005, the Company is divided into the following segments — North America, Scotts LawnService®, International, and Other/Corporate. The North America segment primarily consists of the Lawns, Gardens, Ortho®, Canada and North

American Professional business groups, as well as the North America portion of the Roundup® business. The North America segment manufactures, markets and sells dry, granular slow-release lawn fertilizers, combination lawn fertilizer and control products, grass seed, spreaders, water-soluble, liquid and continuous-release garden and indoor plant foods, plant care products, potting, garden and lawn soils, mulches and other growing media products, pesticide products and a full line of horticulture products. Products are marketed to mass merchandisers, home improvement centers, large hardware chains, warehouse clubs, distributors, nurseries, garden centers and specialty crop growers in the United States, Canada, Latin America, South America, Australia, and Asia-Pacific.

The Scotts LawnService® segment provides lawn fertilization, disease and insect control and other related services such as core aeration, tree and shrub fertilization and exterior barrier pest control service primarily to residential consumers through company-owned branches and franchises.

The International segment provides products similar to those described above for the North America segment to consumers primarily in Europe.

The Other/Corporate segment consists of the recently acquired Smith & Hawken® business and corporate, general, and administrative expenses.

The following table presents segment financial information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Pursuant to that statement, the presentation of the segment financial information is consistent with the basis used by management (i.e., certain costs not allocated to business segments for internal management reporting purposes are not allocated for purposes of this presentation). As a result of fiscal 2005 segment definitions, the following reclassifications were made to properly allocate $26.3 million of goodwill from International to North America and to properly allocate $86.3 million of assets from North America to Scotts LawnService®, International, and Other/Corporate segments.

		SCOTTS		OTHER/
	NORTH AMERICA	LAWNSERVICE®	INTERNATIONAL	CORPORATE	TOTAL
	(IN MILLIONS, EXCEPT OPERATING PERCENTAGES)
Net sales:
YTD 2005	$696.5	$42.5	$226.3	$65.9	$1,031.2
YTD 2004	662.7	34.8	207.6	—	905.1
Q2 2005	583.6	21.6	157.9	24.2	787.3
Q2 2004	558.7	16.3	148.7	—	723.7
Operating income (loss):
YTD 2005	136.4	(20.5)	24.6	(54.7)	85.8
YTD 2004	114.2	(19.3)	22.4	(37.4)	79.9
Q2 2005	166.2	(12.2)	30.5	(33.7)	150.8
Q2 2004	144.2	(12.8)	24.8	(20.7)	135.5
Operating margin:
YTD 2005	19.6%	(48.2)%	10.9%	(83.0)%	8.3%
YTD 2004	17.2	(55.5)	10.8	nm	8.8
Q2 2005	28.5	(56.5)	19.3	(139.3)	19.2
Q2 2004	25.8	(78.5)	16.7	nm	18.7
Goodwill:
Q2 2005	$201.6	$103.7	$120.7	$22.1	$448.1
Q2 2004	233.8	97.5	92.0	—	423.3
YE 2004	201.4	100.3	116.2	—	417.9
Total assets:
Q2 2005	$1,626.0	$136.1	$666.9	$232.0	$2,661.0
Q2 2004	1,621.7	127.5	619.0	173.1	2,541.3
YE 2004	1,268.3	134.5	509.8	135.2	2,047.8

nm Not meaningful.

Operating income (loss) represents earnings before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. Accordingly, the Other/Corporate operating loss for the three and six month periods ended April 2, 2005 and March 27, 2004 includes amortization of certain intangible assets, unallocated corporate general and administrative expenses, restructuring charges and certain “other” income (expense) items not allocated to the reportable segments.

The following table is a reconcilation of “Income from operations” disclosed in the Condensed, Consolidated Statement of Operations for the consolidated operating income reported in the segment table (in millions).

	Condensed, Consolidated	Adjustments
	Statement of Operations		Amortization of	Impairment
	(“Income from		deferred	of Intangible	Operating
	operations”)	Amortization	marketing fee	assets	Income
YTD 2005	56.7	5.4	1.7	22.0	85.8
YTD 2004	73.4	4.8	1.7	—	79.9
Q2 2005	147.2	2.8	0.8	—	150.8
Q2 2004	132.4	2.3	0.8	—	135.5

Total assets for the Company’s reportable segments include the intangible assets for the acquired businesses within those segments. Corporate assets primarily include deferred financing and debt issuance costs, corporate intangible assets and deferred tax assets.

12.	DISCONTINUED OPERATIONS

On September 30, 2004, the Company consummated the sale of the intangibles comprising its U.S. professional growing media business. The results of operations of the component are being reported as discontinued operations in the accompanying Condensed, Consolidated Statements of Operations. The detail comprising the discontinued operations for the three and six month periods ended March 27, 2004, is as follows (in millions).

	THREE MONTHS	SIX MONTHS
	ENDED	ENDED
	MARCH 27, 2004	MARCH 27, 2004
Net sales	$5.4	$10.2
Cost of sales	4.9	9.4

Gross profit	0.5	0.8
Selling, general and administrative	0.3	0.6

Income from discontinued operations before income taxes	0.2	0.2
Income taxes	—	—

Net income from discontinued operations	$0.2	$0.2

During the three and six month periods ended April 2, 2005, an additional net loss of $0.1 million and $0.3 million, respectively, was recorded for discontinued operations relating to facility shutdown costs.

13.	FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

The 6 5/8% Senior Subordinated Notes are general obligations of Scotts Miracle-Gro and are guaranteed by all of the existing wholly-owned, domestic subsidiaries and all future wholly-owned, significant (as defined in Regulation S-X of the Securities and Exchange Commission) domestic subsidiaries of Scotts Miracle-Gro. These subsidiary guarantors jointly and severally guarantee Scotts Miracle-Gro’s obligations under the Notes. The guarantees represent full and unconditional general obligations of each subsidiary that are subordinated in right of payment to all existing and future senior debt of that subsidiary but are senior in right of payment to any future junior subordinated debt of that subsidiary.

The following unaudited information presents condensed, consolidating Statements of Operations for the three and six month periods ended April 2, 2005 and March 27, 2004, Statements of Cash Flows for the six month periods ended April 2, 2005 and March 27, 2004 and Balance Sheets as of April 2, 2005, March 27, 2004 and September 30, 2004.

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 2, 2005 (IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
Net sales	$420.1	$177.9	$189.3	$—	$787.3
Cost of sales	259.7	98.7	116.4	—	474.8
Restructuring and other charges	—	—	—	—	—

Gross profit	160.4	79.2	72.9	—	312.5
Gross commission earned from marketing agreement	19.8	—	2.4	—	22.2
Amortization of deferred marketing fee	0.8	—	—	—	0.8
Contribution expenses under marketing agreement	6.3	—	—	—	6.3

Net commission from marketing agreement	12.7	—	2.4	—	15.1
Operating expenses:
Advertising	27.4	4.0	9.6	—	41.0
Selling, general and administrative	79.7	27.2	27.7	—	134.6
Restructuring and other charges	0.9	—	0.1	—	1.0
Amortization of intangible assets	0.1	1.4	1.3	—	2.8
Equity income in subsidiaries	(45.7)	—	—	45.7	—
Intracompany allocations	(6.5)	(1.7)	8.2	—	—
Other expense (income), net	(0.5)	(1.1)	2.6	—	1.0

Income from operations	117.7	49.4	25.8	(45.7)	147.2
Interest expense (income)	11.4	(2.3)	3.8	—	12.9

Income before income taxes	106.3	51.7	22.0	(45.7)	134.3
Income taxes	23.0	19.7	8.3	—	51.0

Net income from continuing operations	83.3	32.0	13.7	(45.7)	83.3
Net loss from discontinued operations	(0.1)	—	—	—	(0.1)

Net income	$83.2	$32.0	$13.7	$(45.7)	$83.2

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED APRIL 2, 2005 (IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
Net sales	$483.0	$281.7	$266.5	$—	$1,031.2
Cost of sales	298.4	184.9	167.1	—	650.4
Restructuring and other charges	—	—	—	—	—

Gross profit	184.6	96.8	99.4	—	380.8
Gross commission earned from marketing agreement	18.6	—	3.6	—	22.2
Amortization of deferred marketing fee	1.7	—	—	—	1.7
Contribution expenses under marketing agreement	12.5	—	—	—	12.5

Net commission from marketing agreement	4.4	—	3.6	—	8.0
Operating expenses:
Advertising	32.6	9.8	13.3	—	55.7
Selling, general and administrative	142.8	50.3	53.9	—	247.0
Restructuring and other charges	1.2	—	—	—	1.2
Amortization of intangible assets	0.2	2.7	2.5	—	5.4
Equity income in subsidiaries	(18.7)	—	—	18.7	—
Intracompany allocations	(13.4)	1.1	12.3	—	—
Impairment of intangible assets	—	—	22.0	—	22.0
Other expense (income), net	(0.1)	(1.9)	2.8	—	0.8

Income (loss) from operations	44.4	34.8	(3.8)	(18.7)	56.7
Interest expense (income)	22.4	(4.6)	5.5	—	23.3

Income (loss) before income taxes	22.0	39.4	(9.3)	(18.7)	33.4
Income tax expense (benefit)	1.3	15.0	(3.6)	—	12.7

Net income (loss) from continuing operations	20.7	24.4	(5.7)	(18.7)	20.7
Net loss from discontinued operations	(0.3)	—	—	—	(0.3)

Net income (loss)	$20.4	$24.4	$(5.7)	$(18.7)	$20.4

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED APRIL 2, 2005 (IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$20.4	$24.4	$(5.7)	$(18.7)	$20.4
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment of intangible assets	—	—	22.0	—	22.0
Stock-based compensation expense	4.6	—	—	—	4.6
Depreciation	17.7	3.2	3.8	—	24.7
Amortization	1.9	2.7	2.5	—	7.1
Deferred taxes	1.5	2.4	(1.5)	—	2.4
Equity income in subsidiaries	(18.7)	—	—	18.7	—
Net change in certain components of working capital	(280.2)	(73.0)	(152.5)	—	(505.7)
Net changes in other assets and liabilities and other adjustments	0.5	3.0	5.0	—	8.5

Net cash used in operating activities	(252.3)	(37.3)	(126.4)	—	(416.0)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of available for sale securities	57.2	—	—	—	57.2
Investment in property, plant and equipment	(8.3)	(1.7)	(1.6)	—	(11.6)
Investment in acquired businesses, net of cash acquired	—	(76.6)	—	—	(76.6)

Net cash provided by (used in) investing activities	48.9	(78.3)	(1.6)	—	(31.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	14.5	—	394.0	—	408.5
Repayments under revolving and bank lines of credit	(15.2)	—	(20.1)	—	(35.3)
Repayment of term loans	(2.0)	—	—	—	(2.0)
Financing fees, net	(0.4)	—	(0.1)	—	(0.5)
Payments on seller notes	(0.7)	(4.8)	—	—	(5.5)
Cash received from the exercise of stock options	15.7	—	—	—	15.7
Intracompany financing	125.9	120.7	(246.6)	—	—

Net cash provided by financing activities	137.8	115.9	127.2	—	380.9
Effect of exchange rate changes on cash	—	—	(14.9)	—	(14.9)

Net increase (decrease) in cash	(65.6)	0.3	(15.7)	—	(81.0)
Cash and cash equivalents, beginning of period	82.4	1.3	31.9	—	115.6

Cash and cash equivalents, end of period	$16.8	$1.6	$16.2	$—	$34.6

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING BALANCE SHEET
AS OF APRIL 2, 2005 (IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$16.8	$1.6	$16.2	$—	$34.6
Accounts receivable, net	325.6	202.3	261.9	—	789.8
Inventories, net	240.5	113.3	132.3	—	486.1
Current deferred tax asset	22.7	1.3	1.6	—	25.6
Prepaid and other assets	34.5	10.0	21.0	—	65.5

Total current assets	640.1	328.5	433.0	—	1,401.6
Property, plant and equipment, net	181.1	111.0	43.6	—	335.7
Goodwill	18.8	296.3	133.0	—	448.1
Intangible assets, net	5.2	295.2	127.7	—	428.1
Other assets	47.2	0.1	0.2	—	47.5
Investment in affiliates	1,244.1	—	—	(1,244.1)	—
Intracompany assets	—	303.2	—	(303.2)	—

Total assets	$2,136.5	$1,334.3	$737.5	$(1,547.3)	$2,661.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$5.0	$2.9	$16.6	$—	$24.5
Accounts payable	125.9	61.3	83.7	—	270.9
Accrued liabilities	133.2	49.8	119.3	—	302.3
Accrued taxes	33.1	1.4	2.5	—	37.0

Total current liabilities	297.2	115.4	222.1	—	634.7
Long-term debt	601.4	3.5	362.9	—	967.8
Other liabilities	114.9	(2.5)	27.6	—	140.0
Intracompany liabilities	204.5	—	98.7	(303.2)	—

Total liabilities	1,218.0	116.4	711.3	(303.2)	1,742.5

Shareholders’ equity	918.5	1,217.9	26.2	(1,244.1)	918.5

Total liabilities and shareholders’ equity	$2,136.5	$1,334.3	$737.5	$(1,547.3)	$2,661.0

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 27, 2004 (IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
Net sales	$418.7	$132.2	$172.8	$—	$723.7
Cost of sales	257.7	72.9	104.6	—	435.2
Restructuring and other charges	—	—	0.2	—	0.2

Gross profit	161.0	59.3	68.0	—	288.3
Gross commission earned from marketing agreement	13.8	—	1.5	—	15.3
Amortization of deferred marketing fee	0.8	—	—	—	0.8
Contribution expense under marketing agreement	6.3	—	—	—	6.3

Net commission from marketing agreement	6.7	—	1.5	—	8.2
Operating expenses:
Advertising	28.4	1.2	10.2	—	39.8
Selling, general and administrative	81.0	12.2	30.7	—	123.9
Restructuring and other charges	—	—	0.2	—	0.2
Amortization of intangible assets	0.1	1.0	1.2	—	2.3
Equity income in subsidiaries	(40.7)	—	—	40.7	—
Intracompany allocations	(4.3)	(4.1)	8.4	—	—
Other income, net	(0.3)	(0.5)	(1.3)	—	(2.1)

Income from operations	103.5	49.5	20.1	(40.7)	132.4
Interest expense	9.7	—	3.8	—	13.5
Costs related to refinancing	0.6	—	—	—	0.6

Income before income taxes	93.2	49.5	16.3	(40.7)	118.3
Income taxes	20.1	19.0	6.3	—	45.4

Net income from continuing operations	73.1	30.5	10.0	(40.7)	72.9
Net income from discontinued operations	—	0.2	—	—	0.2

Net income	$73.1	$30.7	$10.0	$(40.7)	$73.1

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 27, 2004 (IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
Net sales	$479.4	$186.6	$239.1	$—	$905.1
Cost of sales	294.4	128.8	145.0	—	568.2
Restructuring and other charges	0.3	—	0.4	—	0.7

Gross profit	184.7	57.8	93.7	—	336.2
Gross commission earned from marketing agreement	13.4	—	1.9	—	15.3
Amortization of deferred marketing fee	1.7	—	—	—	1.7
Contribution expense under marketing agreement	12.5	—	—	—	12.5

Net commission from marketing agreement	(0.8)	—	1.9	—	1.1
Operating expenses:
Advertising	32.6	2.3	13.2	—	48.1
Selling, general and administrative	137.3	21.6	55.4	—	214.3
Restructuring and other charges	—	0.1	0.6	—	0.7
Amortization of intangible assets	0.2	2.2	2.4	—	4.8
Equity income in subsidiaries	(25.7)	—	—	25.7	—
Intracompany allocations	(12.4)	2.1	10.3	—	—
Other income, net	(0.6)	(1.4)	(2.0)	—	(4.0)

Income from operations	52.5	30.9	15.7	(25.7)	73.4
Interest expense	20.2	—	5.2	—	25.4
Costs related to refinancing	44.3	—	—	—	44.3

Income (loss) before income taxes	(12.0)	30.9	10.5	(25.7)	3.7
Income tax expense (benefit)	(14.4)	11.9	4.0	—	1.5

Net income from continuing operations	2.4	19.0	6.5	(25.7)	2.2
Net income from discontinued operations	—	0.2	—	—	0.2

Net income	$2.4	$19.2	$6.5	$(25.7)	$2.4

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED MARCH 27, 2004 (IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2.4	$19.2	$6.5	$(25.7)	$2.4
Adjustments to reconcile net income to net cash used in operating activities:
Write-off of deferred costs on retired debt	44.3	—	—	—	44.3
Stock-based compensation expense	4.4	—	—	—	4.4
Depreciation	13.2	5.7	2.8	—	21.7
Amortization	1.8	2.4	2.3	—	6.5
Deferred taxes	(0.1)	—	—	—	(0.1)
Equity income in subsidiaries	(25.7)	—	—	25.7	—
Net change in certain components of working capital	(317.0)	(32.9)	(125.4)	—	(475.3)
Net changes in other assets and liabilities and other adjustments	(2.4)	(0.3)	6.9	—	(4.2)

Net cash used in operating activities	(279.1)	(5.9)	(106.9)	—	(391.9)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant and equipment	(2.1)	(4.6)	(4.2)	—	(10.9)
Investment in acquired businesses, net of cash acquired	(0.3)	(1.8)	(3.2)	—	(5.3)

Net cash used in investing activities	(2.4)	(6.4)	(7.4)	—	(16.2)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	39.8	—	415.7	—	455.5
Repayments under revolving and bank lines of credit	(37.0)	—	(87.8)	—	(124.8)
Proceeds from issuance of term loans	500.0	—	—	—	500.0
Repayment of term loans	(240.5)	—	(86.0)	—	(326.5)
Issuance of 6 5/8% Notes	200.0	—	—	—	200.0
Redemption of 8 5/8% Notes	(418.0)	—	—	—	(418.0)
Financing fees, net	(11.5)	—	—	—	(11.5)
Payments on seller notes	(2.0)	(6.9)	—	—	(8.9)
Cash received from the exercise of stock options	12.2	—	—	—	12.2
Intracompany financing	123.6	19.5	(143.1)	—	—

Net cash provided by financing activities	166.6	12.6	98.8	—	278.0
Effect of exchange rate changes on cash	(12.6)	—	1.0		(11.6)

Net increase (decrease) in cash	(127.5)	0.3	(14.5)	—	(141.7)
Cash and cash equivalents, beginning of period	132.1	1.2	22.6		155.9

Cash and cash equivalents, end of period	$4.6	$1.5	$8.1	$—	$14.2

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING BALANCE SHEET
AS OF MARCH 27, 2004 (IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$4.6	$1.5	$8.1	$—	$14.2
Accounts receivable, net	355.1	169.9	251.0	—	776.0
Inventories, net	226.4	85.4	106.8	—	418.6
Current deferred tax asset	58.8	0.5	1.4	—	60.7
Prepaid and other assets	28.5	5.3	12.4	—	46.2

Total current assets	673.4	262.6	379.7	—	1,315.7
Property, plant and equipment, net	196.2	89.3	44.0	—	329.5
Goodwill	21.5	274.1	127.7	—	423.3
Intangible assets, net	4.9	279.9	146.9	—	431.7
Other assets	41.2	1.5	(1.6)	—	41.1
Investment in affiliates	1,071.1	—	—	(1,071.1)	—
Intracompany assets	—	225.1	—	(225.1)	—

Total assets	$2,008.3	$1,132.5	$696.7	$(1,296.2)	$2,541.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$2.5	$7.9	$17.3	$—	$27.7
Accounts payable	130.0	46.6	102.6	—	279.2
Accrued liabilities	130.7	36.6	95.8	—	263.1
Accrued taxes	20.0	2.4	0.9	—	23.3

Total current liabilities	283.2	93.5	216.6	—	593.3
Long-term debt	711.7	4.9	323.3	—	1,039.9
Other liabilities	144.3	0.7	17.3	—	162.3
Intracompany liabilities	123.3	—	101.8	(225.1)	—

Total liabilities	1,262.5	99.1	659.0	(225.1)	1,795.5

Shareholders’ equity	745.8	1,033.4	37.7	(1,071.1)	745.8

Total liabilities and shareholders’ equity	$2,008.3	$1,132.5	$696.7	$(1,296.2)	$2,541.3

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2004
(IN MILLIONS)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$82.4	$1.3	$31.9	$—	$115.6
Investments	57.2	—	—	—	57.2
Accounts receivable, net	88.7	120.0	83.7	—	292.4
Inventories, net	132.8	57.5	99.8	—	290.1
Current deferred tax asset	23.2	0.2	1.5	—	24.9
Prepaid and other assets	19.5	5.5	25.1	—	50.1

Total current assets	403.8	184.5	242.0	—	830.3
Property, plant and equipment, net	191.2	92.8	44.0	—	328.0
Goodwill	18.8	244.6	154.5	—	417.9
Intangible assets, net	5.7	279.1	146.2	—	431.0
Other assets	46.0	—	(5.4)	—	40.6
Investment in affiliates	1,176.0	—	—	(1,176.0)	—
Intracompany assets	—	394.9	—	(394.9)	—

Total assets	$1,841.5	$1,195.9	$581.3	$(1,570.9)	$2,047.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$5.0	$6.2	$10.9	$—	$22.1
Accounts payable	61.6	16.2	52.5	—	130.3
Accrued liabilities	133.3	29.8	98.8	—	261.9
Accrued taxes	18.3	0.8	0.2	—	19.3

Total current liabilities	218.2	53.0	162.4	—	433.6
Long-term debt	604.8	3.6	0.1	—	608.5
Other liabilities	113.9	1.5	15.7	—	131.1
Intracompany liabilities	30.0	—	364.9	(394.9)	—

Total liabilities	966.9	58.1	543.1	(394.9)	1,173.2

Shareholders’ equity	874.6	1,137.8	38.2	(1,176.0)	874.6

Total liabilities and shareholders’ equity	$1,841.5	$1,195.9	$581.3	$(1,570.9)	$2,047.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Scotts Miracle-Gro is dedicated to delivering strong, consistent financial results and outstanding shareholder returns by providing consumers with products of superior quality and value, to enhance their outdoor living environments. This strategy is embodied in our GroExcellence commitment. As we look to the future, we strive to take the Company to the next level of performance. We will do that by executing our GroExcellence strategy captured in just three words: Gro, Excel, Win.

We will Gro by...

      •    Focussing on our core business
      •    Extending our reach in all areas
      •    Providing products for garden-inspired lifestyles

We will Excel by...

      •    Developing a high-performance culture
      •    Driving innovation in all areas
      •    Forgoing stronger relationships with our retail partners
      •    Strengthening our infrastructure
      •    Demonstrating corporate responsibility

We will Win by...

      •    Creating a dynamic, productive workspace
      •    Increasing our market share
      •    Enhancing shareholder value
      •    Making a positive difference in our communities

The Company is a leading manufacturer and marketer of consumer branded products for lawn and garden care and professional horticulture in North America and Europe. We also have a presence in Australia, the Far East, Latin America and South America. Also, in the United States, we operate what we believe to be the second largest residential lawn service business, Scotts LawnService®. In fiscal 2005, our operations are divided into the following segments: North America, Scotts LawnService®, International, and Other/Corporate. The Other/Corporate segment consists of the recently acquired Smith & Hawken® business and corporate, general, and administrative expenses.

As a leading consumer branded lawn and garden company, we focus our consumer marketing efforts, including advertising and consumer research, on creating consumer demand to pull products through the retail distribution channels. In the past three years, we have spent approximately 5% of our net sales annually on media advertising, steadily increasing this support of our products and brands. We have applied this consumer marketing focus for the past several years, and believe that the Company receives a significant return on these marketing expenditures. We expect to continue to focus our marketing efforts toward the consumer and make additional investments in consumer marketing expenditures in the future to continue to drive category growth and increased market share. In fiscal 2005, we expect to increase advertising to support new product launches under the Ortho®, Miracle-Gro® and Scotts® brands.

Our sales are susceptible to global weather conditions. For instance, periods of wet weather can adversely impact sales of certain products while increasing demand for other products. We believe that our past acquisitions have somewhat diversified both our product line risk and geographic risk to weather conditions.

Due to the nature of our lawn and garden business, the majority of our shipments to retailers have occurred in the second and third fiscal quarters. On a combined basis, net sales for the second and third quarters generally represent 70% to 75% of our annual net sales. The addition of our Smith & Hawken® acquisition is not expected to significantly alter the percentage of net sales by quarter in fiscal 2005.

RESULTS OF OPERATIONS

The following table sets forth the components of income and expense as a percentage of net sales for the three and six month periods ended April 2, 2005 and March 27, 2004:

	FOR THE		FOR THE
	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 2,	MARCH 27,	APRIL 2,	MARCH 27,
	2005	2004	2005	2004
		(UNAUDITED)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.3	60.2	63.1	62.8
Restructuring and other charges	—	—	—	—

Gross profit	39.7	39.8	36.9	37.2
Net commission from marketing agreement	1.9	1.1	0.8	0.1
Operating expenses:
Selling, general and administrative	14.8	14.8	20.6	20.4
Selling, general and administrative - lawn service business	2.0	1.9	2.9	2.8
Stock-based compensation	0.3	0.4	0.4	0.5
Restructuring and other charges	0.1	0.0	0.1	0.1

	17.2	17.1	24.1	23.8
Advertising	5.2	5.5	5.4	5.3
Amortization of intangibles	0.4	0.3	0.5	0.5
Impairment of intangibles	—	—	2.2	—
Other expense (income), net	0.1	(0.3)	0.1	(0.4)

Income from operations	18.7	18.3	5.5	8.1
Costs related to refinancing	—	0.1	—	4.9

Interest expense	1.6	1.9	2.3	2.8
Income before income taxes	17.1	16.3	3.2	0.4
Income tax expense	6.5	6.3	1.2	0.2

Net income from continuing operations	10.6	10.0	2.0	0.2
Net income from discontinued operations	—	—	—	—

Net income	10.6%	10.0%	2.0%	0.2%

The following table sets forth net sales by business segment for the three and six month periods ended April 2, 2005 and March 27, 2004 (in millions):

	FOR THE		FOR THE
	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 2,	MARCH 27,	APRIL 2,	MARCH 27,
	2005	2004	2005	2004
	(UNAUDITED)
North America	$583.6	$558.7	$696.5	$662.7
Scotts LawnService®	21.6	16.3	42.5	34.8
International	157.9	148.7	226.3	207.6
Other/Corporate	24.2	—	65.9	—

Consolidated	$787.3	$723.7	$1,031.2	$905.1

THREE MONTHS ENDED APRIL 2, 2005 COMPARED TO THREE MONTHS ENDED MARCH 27, 2004

Net sales for the three months ended April 2, 2005 were $787.3 million, an increase of 8.8% from net sales of $723.7 million for the three months ended March 27, 2004. Excluding the impact of Smith & Hawken®, net sales for the second quarter of fiscal 2005 were $763.0 million, an increase of 5.4% from the second quarter of fiscal 2004. Price increases and foreign exchange rate changes accounted for 2.3% and 1.3% of the increase in net sales for the second quarter, respectively.

The North America segment net sales were $583.6 million in the second quarter of fiscal 2005, an increase of 4.5% from net sales of $558.7 million for the second quarter of fiscal 2004. This increase was driven primarily by price increases, and shipments of Gardens and Ortho® products.

Scotts LawnService® net sales increased 32.5% from $16.3 million in the second quarter of fiscal 2004 to $21.6 million in the second quarter of fiscal 2005. Continued strong organic growth was the primary contributor to this increase as improved customer retention and favorable conditions in warmer weather markets more than offset the impact of unfavorable March weather.

Net sales for the International segment in the second quarter of fiscal 2005 were $157.9 million, an increase of $9.2 million, or 6.2%, versus the second quarter of fiscal 2004. Excluding the effect of foreign exchange rates, net sales increased by 1.0%. Strong early season sales in the United Kingdom were offset by a late start to the season on the European continent.

Gross profit increased $24.2 million or 8.4% for the second quarter. Gross profit margin declined 10 basis points versus the prior year. Excluding Smith & Hawken®, second quarter gross profit increased 6.6% or 40 basis points. North America gross profit margin in the second quarter of fiscal 2005 improved primarily due to product mix. Price increases were generally offset by higher commodity costs. Gross profit margin declined in the International segment due primarily to higher commodity and supply chain costs. Scotts LawnService® gross profit margins improved in the second quarter as higher sales were leveraged over fixed costs. Gross profit margins for Smith & Hawken® for the second quarter were below the company average. This is primarily the result of fixed occupancy costs during the lowest sales quarter for Smith & Hawken®.

The net commission from the Roundup® marketing agreement was $15.1 million in the second quarter of fiscal 2005 and $8.2 million in the second quarter of fiscal 2004. The increase from the prior year’s comparable period is driven primarily by new product retail sell-in and overall increased sales volume. This early season sales increase resulted in achievement of the minimum earnings threshold earlier in 2005 as compared to 2004.

Advertising expenses in the second quarter of fiscal 2005 were $41.0 million, compared to $39.8 million in the second quarter of fiscal 2004. Excluding Smith & Hawken®, advertising expenses were 5.1% of net sales in the second quarter, compared to 5.5% in 2004. This reflects a shift in brand mix for the quarter, and lower overall International advertising spending.

Selling, general and administrative expenses (“SG&A”), excluding Scotts LawnService®, stock-based compensation and restructuring and other charges, increased to $116.2 million in the second quarter of fiscal 2005 from $106.8 million in the second quarter of fiscal 2004. Excluding Smith & Hawken®, SG&A in 2005 was $108.0 million, an increase of $1.2 million. The impact of foreign exchange rates, higher corporate legal fees associated with ongoing litigation matters, Sarbanes-Oxley compliance costs, and incremental North America selling expenses (primarily for increased home center support), were largely offset by lower North America and International severance and related expenses.

SG&A in the Scotts LawnService® business increased from $14.0 million in the second quarter of fiscal 2004 to $16.1 million in the second quarter of fiscal 2005, primarily due to increased infrastructure to support business growth and to a lesser extent to locations added by acquisitions.

Restructuring and other charges included in SG&A were $1.0 million in fiscal 2005’s second quarter primarily related to integration related organizational changes at Smith & Hawken®.

Other income, net was a charge of $1.0 million for the second quarter of fiscal 2005, compared to income of $2.1 million in the second quarter of fiscal 2004. The other income in 2004 was primarily attributable to the phase-out of cost subsidies related to the sale of peat bogs in the United Kingdom, for which a portion of this cost benefit has historically been recorded as other income.

For segment reporting purposes, the Company defines operating income as earnings before interest, taxes and amortization of intangible assets (“EBITA”), as this is the measure used by management to assess business performance. Segment performance for the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 was as follows:

-	North America’s operating income increased 15.3% to $166.2 million in fiscal 2005, driven primarily by improved sales and gross profit margins, an increase in the net commission from the Roundup® marketing agreement, as well as by lower SG&A.

-	Scotts LawnService® reported higher net sales, and a reduced operating loss of $12.2 million in fiscal 2005 compared to $12.8 million in fiscal 2004. As this seasonal business grows and adds fixed infrastructure costs, it will have larger losses in the first and second quarters of the fiscal year due to seasonally low revenues. Conversely, the second half of the fiscal year will provide higher revenues, gross profit margins and operating income;

-	International’s operating income increased to $30.5 million from $24.8 million, due primarily to reduced SG&A spending, an increase in the net commission from the Roundup® marketing agreement and favorable foreign exchange rates.

Interest expense for the second quarter of fiscal 2005 was $12.9 million, compared to $13.5 million for the second quarter of fiscal 2004. The decrease in interest expense was due to a $74.2 million reduction in average borrowings, partially offset by higher weighted-average interest rates.

The income tax expense was calculated assuming an effective tax rate of 38.0% for the second quarter of fiscal 2005 versus 38.3% for the comparable quarter in fiscal 2004. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the fiscal year. Factors affecting the estimated rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits, the existence of elements of income and expense that may not be taxable or deductible, as well as other items. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate that determined at fiscal year end. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change. There are no material changes to the effective tax rate expected at this time.

The Company reported net income of $83.2 million for the second quarter of fiscal 2005, compared to $73.1 million for fiscal 2004. Weighted-average shares outstanding for purposes of computing diluted earnings per common share increased from 33.0 million at March 27, 2004 to 34.1 million at April 2, 2005, due to shares issued for stock options exercised and increased dilutive potential common shares.

SIX MONTHS ENDED APRIL 2, 2005 COMPARED TO SIX MONTHS ENDED MARCH 27, 2004

Net sales for the six months ended April 2, 2005 were $1,031.2 million, an increase of 14.0% from net sales of $905.1 million for the six months ended March 27, 2004. Excluding the impact of Smith & Hawken®, net sales for the six months were $965.3 million, an increase of 6.7% over the first six months of 2004. Foreign exchange rate changes and price increases accounted for 1.8% and 1.9% of the six month net sales increase, respectively.

The North America segment net sales were $696.5 million in the first half of fiscal 2005, an increase of 5.1% from net sales of $662.7 million for the first half of fiscal 2004. This increase was primarily driven by price increases, and shipments of Gardens and Ortho® products.

Scotts LawnService® revenues increased 22.1% from $34.8 million in the first half of fiscal 2004 to $42.5 million in the first half of fiscal 2005. Continued strong organic growth provided the primary contribution to this increase as improved customer retention and favorable conditions in warm weather markets, and a strong Fall 2004 season, more than offset the impact of poor March weather conditions.

Net sales for the International segment in the first half of fiscal 2005 were $226.3 million, an increase of $18.7 million, or 8.3%, versus the first half of fiscal 2004. Excluding the effect of foreign exchange rates, net sales increased by 2.5%. This improvement in net sales was largely due to the phasing of preseason orders, especially in the United Kingdom, offset by a late start to the season on the European continent.

Gross profit was $380.8 million in the first half of fiscal 2005, an increase of $44.6 million from gross profit of $336.2 million in the first half of fiscal 2004. Excluding Smith & Hawken®, gross profit increased 7.7% or 40 basis points. The gross profit margin improvement for the first six months is attributable to the same factors described above for the second quarter.

The net commission from the Roundup® marketing agreement was $8.0 million in the first half of fiscal 2005 compared to $1.1 million in the first half of fiscal 2004. We recognize gross commission income based on earning thresholds in the marketing agreement. As a result of new product sell-in and overall strong early season sales of Roundup®, the minimum earnings threshold was achieved earlier in 2005, as compared to 2004. The annual contribution payment which is recognized equally by quarter, remains unchanged at $25 million for fiscal 2005.

Advertising expenses in the first half of fiscal 2005 were $55.7 million, an increase of 15.8% from $48.1 million in the first half of fiscal 2004. Excluding Smith & Hawken®, advertising expenses were 5.0% of net sales in 2005 compared to 5.3% in 2004. This reflects a change in the timing of certain North America Fall 2005 advertising and lower overall International media spending.

SG&A expenses, excluding Scotts LawnService®, stock-based compensation and restructuring and other charges, increased to $212.3 million in the first half of fiscal 2005 from $184.5 million in the first half of fiscal 2004. Excluding Smith & Hawken®, SG&A in 2005 was $195.1 million, an increase of $10.6 million. This increase is principally the result of foreign exchange rates, higher legal fees associated with ongoing litigation matters, Sarbanes-Oxley associated compliance costs, and incremental North America selling expenses (primarily for increased home center support), partially offset by lower North America and International severance and related expenses.

SG&A in the Scotts LawnService® business increased from $25.4 million in the first half of fiscal 2004 to $30.1 million in the first half of fiscal 2005, primarily as a result of increased infrastructure to support business growth and to a lesser extent from locations added by acquisitions.

Stock-based compensation expense increased to $4.6 million in the first half of fiscal 2005, compared to $4.4 million in the first half of fiscal 2004. The full year charges for stock-based compensation are expected to increase by approximately $3.0 million in fiscal 2005 compared to fiscal 2004.

The Company performed its annual impairment analysis during the first quarter of fiscal 2005 and determined that intangibles associated with its consumer business in the United Kingdom were impaired. The reduction in the value of the business resulted primarily from the decline in the profitability of its growing media business and unfavorable category mix trends. Although management is developing strategies focused on significantly improving the profitability of the United Kingdom business, we believe an impairment charge against the book value is appropriate. Accordingly, an impairment charge of $22 million was recorded in the first quarter of fiscal 2005. No impairment charge was recorded in fiscal 2004.

Other income, net was a charge of $0.8 million for the first half of fiscal 2005, compared to income of $4.0 million in the first half of fiscal 2004. Other income in 2004 was principally associated with the phase-out of cost subsidies related to the sale of peat bogs in the United Kingdom, for which a portion of this cost benefit has historically been recorded as other income.

Segment performance for the first half of fiscal 2005 compared to the first half of fiscal 2004 was as follows:

-	North America’s operating income increased from $114.2 million in fiscal 2004 to $136.4 million in fiscal 2005, primarily as a result of increased sales and gross margins and net commission from the Roundup® marketing agreement;

-	Scotts LawnService® reported higher net sales, but a larger operating loss, $20.5 million compared to $19.3 million. As this seasonal business grows and adds fixed infrastructure costs, it will have larger losses in the first and second quarters of the fiscal year due to seasonally low revenues. Conversely, the second half of the fiscal year will provide higher revenues, margins and operating income;

-	International’s operating income increased to $24.6 million from $22.4 million, as improved sales, higher net commission from the Roundup® marketing agreement, and reduced SG&A spending were partially offset by commodity cost increases and a one-time gain in 2004.

Interest expense for the first half of fiscal 2005 was $23.3 million, compared to $25.4 million for the first half of fiscal 2004. The decrease in interest expense was due to a $95.0 million reduction in average borrowings as compared to the prior year. Weighted-

average interest rates for the first six months of 2005 were flat with the same period in 2004. There were no refinancing costs in the first six months of 2005. This compares favorably to the $44.3 million recorded in first six months of 2004, when the Company completed its debt refinancing.

The income tax expense was calculated assuming an effective tax rate of 38.0% for the first half of fiscal 2005 versus 38.3% for the comparable period in fiscal 2004. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the fiscal year. Factors affecting the estimated rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits, the existence of elements of income and expense that may not be taxable or deductible, as well as other items. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate that determined at fiscal year end. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change. There are no material changes to the effective tax rate expected at this time.

The Company reported net income of $20.4 million for the first half of fiscal 2005, compared to $2.4 million for the first half of fiscal 2004. Weighted-average shares outstanding for purposes of computing diluted earnings per common share increased from 32.9 million at March 27, 2004 to 34.0 million at April 2, 2005 due to common shares issued for stock options exercised and increased dilutive potential common shares.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $416.0 million and $391.9 million for the six months ended April 2, 2005 and March 27, 2004, respectively. The increase in cash used in operating activities from 2004 to 2005, is due primarily to the growth in inventories and accounts receivable associated with overall business growth and a later breaking spring in 2005 as compared to 2004.

Cash used in investing activities was $31.0 million and $16.2 million for the six months ended April 2, 2005 and March 27, 2004, respectively. The acquisition of Smith & Hawken®, effective October 2, 2004, is the primary investing activity for the first six months of 2005. Capital expenditures for the first six months of 2005 were $11.6 million compared to $10.9 million for the comparable 2004 period. The Company anticipates capital expenditures for all of fiscal 2005 to be in the range of $45.0 million to $50.0 million.

Financing activities provided cash of $380.9 million and $278.0 million for the six months ended April 2, 2005 and March 27, 2004, respectively. The increase in cash used to fund seasonal working capital needs of the business and the Smith & Hawken® acquisition were the principal factors driving the higher cash provided from financing activities in the first six months of fiscal 2005. During the first quarter of fiscal 2004, the company restructured its borrowing arrangements through the refinancing of its former Credit Agreement, the redemption of 8 5/8% Notes and the issuance of 6 5/8% Notes.

The company’s primary sources of liquidity are cash generated by operations and borrowings under credit agreements. Our Credit Agreement consists of a $700 million multi-currency revolving credit commitment and a $400 million term loan facility. At April 2, 2005, the Company had $321.8 million of availability under its revolving credit commitment and was in compliance with all of its debt covenants.

We have not paid dividends on our common shares in the past. However, based on levels of cash flow generated by the business in recent years and our improving financial condition, management is currently evaluating various capital structure strategies and the use of cash generated in the future. These many include continued debt repayment, funding of selective acquisitions to support future growth, payment of dividends and share repurchases. The payment of future dividends, if any, on common shares will be determined by the Board of Directors in light of conditions then existing, including earnings, financial condition, capital requirements, restrictions in financing agreements, business conditions and other factors.

All of our off-balance sheet financing is in the form of operating leases that are disclosed in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. During the second quarter of fiscal 2005, we took final delivery on vehicles that will be used in our Scotts LawnService® operations as disclosed in Note 10 to the Condensed, Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

In our opinion, cash flows from operations and capital resources will be sufficient to meet debt service and working capital needs during fiscal 2005, and thereafter for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control.

ENVIRONMENTAL MATTERS

We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking action aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial statements. However, there can be no assurance that the resolution of these matters will not materially affect future quarterly or annual results of operations, financial position and cash flows. Additional information on environmental matters affecting us is provided in Note 8 to the Condensed, Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the fiscal 2004 Annual Report on Form 10-K under the “ITEM 1. BUSINESS — ENVIRONMENTAL AND REGULATORY CONSIDERATIONS” and “ITEM 3. LEGAL PROCEEDINGS” sections.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The previous discussion and analysis of the consolidated results of operations and financial position should be read in conjunction with our Condensed, Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. Our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 includes additional information about the Company, our operations, and our financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

Our discussion and analysis of our financial condition and results of operations is based upon our Condensed, Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, restructuring, environmental matters, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates that we believe are most critical to our reporting of results of operations and financial position are as follows:

-	We have significant investments in property and equipment, intangible assets and goodwill. Whenever changing conditions warrant, we review the reliability of the assets that may be impacted. At least annually, we review indefinite-lived intangible assets and goodwill for impairment. The review for impairment of long-lived assets, intangibles and goodwill takes into account estimates of future cash flows. Our estimates of future cash flows are based upon budgets and longer-range plans. These budgets and plans are used for internal purposes and are also the basis for communication with outside parties about future business trends. While we believe the assumptions we use to estimate future cash flows are reasonable, there can be no assurance that the expected future cash flows will be realized. As a result, impairment charges that possibly should have been recognized in earlier periods may not be recognized until later periods if actual results deviate unfavorably from earlier estimates.

-	We continually assess the adequacy of our reserves for uncollectible accounts due from customers. However, future changes in our customers’ operating performance and cash flows or in general economic conditions could have an impact on their ability to fully pay these amounts which could have a material impact on our financial statements.

-	Reserves for product returns are based upon historical data and current program terms and conditions with our customers. Changes in economic conditions, regulatory actions or defective products could result in actual returns being materially different than the amounts provided for in our interim or annual results of operations or financial position.

-	Reserves for excess and obsolete inventory are based on a variety of factors, including product changes and improvements, changes in active ingredient availability and regulatory acceptance, new product introductions and estimated future demand. The adequacy of our reserves could be materially affected by changes in the demand for our products or by regulatory or competitive actions.

-	We accrue for the estimated costs of customer volume rebates, cooperative advertising, consumer coupons and other trade programs as the related sales occur during the year. These accruals involve the use of estimates as to the total expected program costs and the expected sales levels. Historical results are also used to evaluate the accuracy and adequacy of amounts provided at interim dates and year end. There can be no assurance that actual amounts paid for these trade programs will not differ from estimated amounts accrued. However, we believe any such differences would not be material to our financial statements.

-	As described more fully in the notes to the Consolidated Financial Statements for the year ended September 30, 2004, and in the notes to the unaudited, Condensed, Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we are involved in significant environmental and legal matters which have a high degree of uncertainty associated with them. We continually assess the likely outcomes of these matters and the adequacy of amounts, if any, provided for these matters. There can be no assurance that the ultimate outcomes will not differ materially from our assessment of them. There can also be no assurance that all matters that may be brought against us or that we may bring against other parties are known to us at any point in time.

-	We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carry forwards. Valuation allowances are used to reduce deferred tax assets to the balance that is more likely than not to be realized. We must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowance. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income statement reflects the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to this valuation allowance. The Company uses an estimate of its annual effective tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end.

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

Our Second Amended and Restated Credit Agreement (“New Credit Agreement”) and the indenture governing our outstanding 6 5/8% Notes contain restrictive covenants and cross default provisions that require us to maintain specified financial ratios. Our ability to satisfy those financial ratios can be affected by events beyond our control, and we cannot assure you that we will satisfy those tests. A breach of any of these covenants could result in a default under our New Credit Agreement and/or our outstanding 6 5/8% Notes. Upon the occurrence of an event of default under our New Credit Agreement and/or the 6 5/8% Notes, the lenders and/or noteholders could elect to declare the applicable outstanding indebtedness to be immediately due and payable and terminate all commitments to extend further credit. We cannot be sure that our lenders or the noteholders would waive a default or that we could pay the indebtedness in full if it were accelerated.

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

The nature of certain of our products and our business success contribute to the risk that the Company will be subjected to lawsuits. The following are among the factors that contribute to this litigation risk:

-	We manufacture and market a number of complex chemical products bearing our brand names, including fertilizers, growing media, herbicides and pesticides. There is a portion of the population that perceives all chemical products as potentially hazardous. This perception, regardless of its merits, enhances the risk that the Company will be subjected to product liability claims that allege harm from exposure to our products. Product liability claims are brought against the Company from time to time.

-	The Company has been named a defendant in product liability lawsuits and may be named a defendant in additonal product liability suits apparently based on allegations regarding the Company’s past use, in some of its products, of vermiculite supplied to the Company, some of which has been reported to have contained impurities.

-	We are a significant competitor in many of the markets in which we compete. Our success in our markets enhances the risk that the Company will be targeted by plaintiffs’ lawyers, consumer groups, competitors and others asserting antitrust claims. Antitrust claims are brought against the Company from time to time. The Company believes that the antitrust claims of which it is aware are without merit.

Please see Note 8 to the Condensed, Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the disclosures under Part II, Item 1 “Legal Proceedings” of this Quarterly Report Form 10-Q for information concerning certain significant lawsuits and claims involving the Company.

-	BECAUSE OF THE CONCENTRATION OF OUR SALES TO A SMALL NUMBER OF RETAIL CUSTOMERS, THE LOSS OF ONE OR MORE OF, OR SIGNIFICANT DECLINE IN ORDERS FROM, OUR TOP CUSTOMERS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, FINANCIAL POSITION OR CASH FLOWS.

North America net sales represent approximately 73% of our worldwide net sales for fiscal 2004. Our top three North American retail customers together accounted for 67% of our North American fiscal 2004 net sales and 71% of our outstanding accounts receivable as of September 30, 2004. Home Depot, Wal-Mart and Lowe’s represented approximately 36%, 18% and 13%, respectively, of our fiscal 2004 North American net sales. The loss of, or reduction in orders from, Home Depot, Wal-Mart and Lowe’s or any other significant customer could have a material adverse effect on our results of operations, financial position or cash flows, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from any of these customers could also have a material adverse effect.

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

-	THE HIGHLY COMPETITIVE NATURE OF THE COMPANY’S MARKETS COULD ADVERSELY AFFECT THE ABILITY OF THE COMPANY TO GROW OR MAINTAIN REVENUES.

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

-	IF MONSANTO WERE TO TERMINATE THE MARKETING AGREEMENT FOR CONSUMER ROUNDUP® PRODUCTS WITHOUT BEING REQUIRED TO PAY ANY TERMINATION FEE, WE WOULD LOSE A SUBSTANTIAL SOURCE OF FUTURE EARNINGS.

If we were to commit a serious default under the marketing agreement with Monsanto for consumer Roundup® products, Monsanto may have the right to terminate the agreement. If Monsanto were to terminate the marketing agreement for cause, we would not be entitled to any termination fee. Monsanto may also be able to terminate the marketing agreement within a given region, including North America, without paying us a termination fee if sales to consumers in that region decline:

-	over a cumulative three fiscal year period; or

-	by more than 5% for each of two consecutive fiscal years.

In addition, with respect to the European Union Countries, the term of the Marketing Agreement extends through September 30, 2008, and may be renewed at the option of both parties for successive terms ending on September 30, 2015, and 2018. With a separate determination being made by both parties at least six months prior to the expiration of each term. While the commission structure is likely to be recalculated in a manner favorable to Scotts Miracle-Gro should Monsanto not agree to the renewal term, there is no assurance that the change in terms would be sufficient to offset the loss of earnings from the European Roundup® business and overhead absorption the Marketing Agreement provides.

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

Local, state, federal and foreign laws and regulations relating to environmental matters affect us in several ways. In the United States, all products containing pesticides must be registered with the United States Environmental Protection Agency (“U.S. EPA”) and, in many cases, similar state agencies before they can be sold. The inability to obtain or the cancellation of any registration could have an adverse effect on our business. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals. We may not always be able to avoid or minimize these risks.

The Food Quality Protection Act, enacted by the U.S. Congress in August 1996, established the following standard for food-use pesticides: a reasonable certainty no harm will result from the cumulative effect of pesticide exposures. Under this act, the U.S. EPA is evaluating the cumulative risks from dietary and non-dietary exposures to pesticides. The pesticides in our products, certain of which may be used on crops processed into various food products, continue to be evaluated by the U.S. EPA as part of this exposure risk assessment. It is possible that the U.S. EPA or a third party active ingredient registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. For example, in June 2000, DowAgroSciences, an active ingredient registrant, voluntarily agreed to a gradual phase-out of residential uses of chlorpyrifos, an active ingredient that was used in certain of our lawn and garden products. In December 2000, the U.S. EPA reached agreement with various parties, including manufacturers, regarding a phased withdrawal from retailers by December 2004 of residential use products containing diazinon, an active ingredient used in certain of our lawn and garden products. We cannot predict the outcome or the severity of the effect of the U.S. EPA’s continuing evaluations of active ingredients used in our products.

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

In addition to the regulations already described, local, state, federal and foreign agencies regulate the disposal, handling and storage of waste, air and water discharges from our facilities. In June 1997, the Ohio Environmental Protection Agency (“Ohio EPA”) initiated an enforcement action against us with respect to alleged surface water violations and inadequate treatment capabilities at our Marysville facility and is seeking corrective action under the Resource Conservation Recovery Act. We have met with the Ohio EPA and the Ohio Attorney General’s office to negotiate an amicable resolution of these issues. On December 3, 2001, an agreed judicial Consent Order was submitted to the Union County Common Pleas Court and was entered by the court on January 25, 2002.

During the first six months of fiscal 2005, we have expensed approximately $1.6 million related to environmental matters, compared with approximately $3.3 million in environmental expenditures for all of fiscal 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks have not changed significantly from those disclosed in The Scotts Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

With the participation of The Scotts Miracle-Gro Company’s (the “Registrant’s”) principal executive officer and principal financial officer, the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that:

(A)	information required to be disclosed by the Registrant in this Quarterly Report on Form 10-Q and the other reports that the Registrant files or submits under the Exchange Act would be accumulated and communicated to the Registrant’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure;

(B)	information required to be disclosed by the Registrant in this Quarterly Report on Form 10-Q and the other reports that the Registrant files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(C)	the Registrant’s disclosure controls and procedures are effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Registrant and its consolidated subsidiaries is made known to them, particularly during the period in which the Registrant’s periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended April 2, 2005 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pending material legal proceedings with material developments since the first quarter of fiscal 2005 are as follows:

AgrEvo Environmental Health, Inc.

On June 3, 1999, AgrEvo Environmental Health, Inc. (“AgrEvo”) (which subsequently changed its name to Aventis Environmental Health Science USA LP) filed a complaint in the U.S. District Court for the Southern District of New York (the “New York Action”), against The Scotts Company, a subsidiary of The Scotts Company and Monsanto seeking damages and injunctive relief for alleged antitrust violations and breach of contract by The Scotts Company and its subsidiary and antitrust violations and tortious interference with contract by Monsanto. The Scotts Company purchased a consumer herbicide business from AgrEvo in May 1998. AgrEvo claims in the suit that The Scotts Company’s subsequent agreement to become Monsanto’s exclusive sales and marketing agent for Monsanto’s consumer Roundup® business violated the federal antitrust laws. AgrEvo contends that Monsanto attempted to or did monopolize the market for non-selective herbicides and conspired with The Scotts Company to eliminate the herbicide The Scotts Company previously purchased from AgrEvo, which competes with Monsanto’s Roundup®. AgrEvo also contends that The Scotts Company’s execution of various agreements with Monsanto, including the Roundup® marketing agreement, as well as The Scotts Company’s subsequent actions, violated agreements between AgrEvo and The Scotts Company.

AgrEvo is requesting damages as well as affirmative injunctive relief, and seeking to have the court invalidate the Roundup® marketing agreement as violative of the federal antitrust laws. Under the indemnification provisions of the Roundup® marketing agreement, Monsanto and The Scotts Company each have requested that the other indemnify against any losses arising from this lawsuit.

On January 10, 2003, The Scotts Company filed a supplemental counterclaim against AgrEvo for breach of contract. The Scotts Company alleges that AgrEvo owes The Scotts Company for amounts that The Scotts Company overpaid to AgrEvo. The Scotts Company’s counterclaim is now part of the underlying litigation. Recently, Monsanto settled with AgrEvo. The terms of that settlement are not known. A trial date has been set for May 23, 2005.

The Company believes that AgrEvo’s claims in these matters are without merit and is vigorously defending against them. If the above actions are determined adversely to the Company, the result could have a material adverse effect on Scotts Miracle-Gro’s results of operations, financial position and cash flows. Any potential exposure that Scotts Miracle-Gro may face cannot be reasonably estimated. Therefore, no accrual has been established related to these matters.

Central Garden & Pet Company

The Scotts Company v. Central Garden, Southern District of Ohio

On June 30, 2000, The Scotts Company filed suit against Central Garden & Pet Company (“Central Garden”) in the U.S. District Court for the Southern District of Ohio (the “Ohio Action”) to recover approximately $24 million in accounts receivable and additional damages for other breaches of duty.

Central Garden filed counterclaims including allegations that The Scotts Company and Central Garden had entered into an oral agreement in April 1998 whereby The Scotts Company would allegedly share with Central Garden the benefits and liabilities of any future business integration between The Scotts Company and Monsanto. The court dismissed a number of Central Garden’s counterclaims as well as The Scotts Company’s claims that Central Garden breached other duties owed to The Scotts Company. On April 22, 2002, a jury returned a verdict in favor of The Scotts Company of $22.5 million and for Central Garden on its remaining counterclaims in an amount of approximately $12.1 million. Various post-trial motions were filed. As a result of those motions, the trial court reduced Central Garden’s verdict by $750,000, denied Central Garden’s motion for a new trial on two of its counterclaims and granted the parties pre-judgment interest on their respective verdicts. On September 22, 2003, the court entered a final judgment, which provided for a net award to The Scotts Company of approximately $14 million, together with interest at 2.31% through the date of payment. Central Garden appealed and The Scotts Company cross-appealed from that final judgment. On April 12, 2005, the Sixth Circuit modified in part and affirmed the trial court’s judgment. The judgment as modified and affirmed provides for a net award of approximately $15 million to the Company. Management considers this judgement a gain contingency and therefore does not anticipate recording this net award until payment is received.

ITEM 6. EXHIBITS

     See Index to Exhibits at page 41 for a list of the exhibits included herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY
/s/ Christopher L. Nagel
Christopher L. Nagel
Date: May 12, 2005 Executive Vice President and Chief Financial Officer, (Principal Financial and Principal Accounting Officer) (Duly Authorized Officer)

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2005

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION
10(y)	Amendment to The Scotts Company 1992 Long Term Incentive Plan — 2005 Amendment, effective as of March 18, 2005	*

10(z)	Amendment to The Scotts Company 1996 Stock Option Plan — 2005 Amendment, effective as of March 18, 2005	*

10(AA)	First Amendment to The Scotts Company 2003 Stock Option and Incentive Equity Plan ,effective as of March 18, 2005	*

10(BB)	First Amendment to The Scotts Company Executive Annual Incentive Plan, effective as of March 18, 2005	*

10(CC)	Third Amendment to The O.M. Scott & Sons Company Excess Benefit Plan, effective as of March 18, 2005	*

10(DD)	Fifth Amendment to The Scotts Company Executive Retirement Plan, effective as of March 18, 2005	*

31(a)	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	*

31(b)	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	*

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	*

*	Filed herewith.