Form 10-Q
period 2005-07-02
SCOTTS MIRACLE-GRO CO
filed 2005-08-11
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 2, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________ TO _________
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

33,681,333	OUTSTANDING AT August 4, 2005
Common Shares, voting, no par value

THE SCOTTS MIRACLE-GRO COMPANY

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN MILLIONS EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 2,	JUNE 26,	JULY 2,	JUNE 26,
	2005	2004	2005	2004
Net sales	$910.8	$769.1	$1,942.1	$1,674.3
Cost of sales	555.4	463.0	1,205.9	1,031.3
Restructuring and other charges	—	0.2	0.1	0.9

Gross profit	355.4	305.9	736.1	642.1
Gross commission earned from marketing agreement	31.2	30.4	53.4	45.7
Amortization of deferred marketing fee	0.8	0.8	2.5	2.5
Contribution expense under marketing agreement	6.3	6.2	18.8	18.7
Deferred contribution charge	45.7	—	45.7	—

Net (expense) commission from marketing agreement	(21.6)	23.4	(13.6)	24.5
Operating expenses:
Advertising	49.8	41.7	105.5	89.8
Selling, general and administrative	117.3	93.8	329.6	278.2
Selling, general and administrative — lawn service business	16.1	13.3	46.2	38.6
Stock-based compensation	2.8	3.7	7.4	8.1
Restructuring and other charges, net	(0.1)	2.4	1.1	3.1
Amortization of intangibles	2.6	2.3	8.1	7.1
Impairment of intangible assets	—	—	22.0	—
Other income, net	(7.0)	(2.5)	(6.3)	(6.3)

Income from operations	152.3	174.6	208.9	248.0
Costs related to refinancing	—	0.3	—	44.6
Interest expense	11.6	12.7	34.8	38.1

Income before income taxes	140.7	161.6	174.1	165.3
Income taxes	52.6	61.4	65.3	62.8

Net income from continuing operations	88.1	100.2	108.8	102.5
Net income from discontinued operations	0.4	0.1	0.2	0.2

Net income	$88.5	$100.3	$109.0	$102.7

BASIC EARNINGS PER COMMON SHARE:
Weighted-average common shares outstanding during the period	33.5	32.5	33.2	32.2

Basic earnings per common share:
Net income from continuing operations	2.64	3.09	3.28	3.19
Net income from discontinued operations	0.01	—	—	—

Basic earnings per common share	$2.65	$3.09	$3.28	$3.19

DILUTED EARNINGS PER COMMON SHARE:
Weighted-average common shares outstanding during the period	34.3	33.3	34.2	33.2

Diluted earnings per common share:
Net income from continuing operations	2.57	3.01	3.19	3.09
Net income from discontinued operations	0.01	—	—	—

Diluted earnings per common share	$2.58	$3.01	$3.19	$3.09

See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	NINE MONTHS ENDED
	JULY 2,	JUNE 26,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$109.0	$102.7
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of intangible assets	22.0	—
Write-off of deferred costs on retired debt	—	44.6
Stock-based compensation expense	7.4	8.1
Depreciation	37.5	33.8
Amortization	10.6	9.6
Deferred taxes	7.2	1.1
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(254.3)	(258.3)
Inventories	(47.3)	(59.4)
Prepaid and other current assets	(4.4)	(19.0)
Accounts payable	71.2	89.0
Accrued taxes and liabilities	94.8	103.9
Restructuring reserves	6.0	(0.6)
Other assets	(4.2)	(1.9)
Other liabilities	10.7	5.7
Other, net	1.0	(0.9)

Net cash provided by operating activities	67.2	58.4

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of available for sale securities	57.2	—
Investment in property, plant and equipment, net	(19.3)	(16.4)
Investment in acquired businesses, net of cash acquired	(76.7)	(5.5)

Net cash used in investing activities	(38.8)	(21.9)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	454.6	636.6
Repayments under revolving and bank lines of credit	(434.5)	(630.4)
Proceeds from issuance of term loans	—	500.0
Repayment of term loans	(3.0)	(427.0)
Issuance of 6 5/8% Senior Subordinated Notes	—	200.0
Redemption of 8 5/8% Senior Subordinated Notes	—	(418.0)
Financing fees, net	(0.5)	(11.7)
Payments on seller notes	(5.8)	(9.7)
Cash received from the exercise of stock options	23.7	19.8

Net cash provided by (used in) financing activities	34.5	(140.4)
Effect of exchange rate changes on cash	(1.7)	(12.9)

Net increase (decrease) in cash	61.2	(116.8)
Cash and cash equivalents at beginning of period	115.6	155.9

Cash and cash equivalents at end of period	$176.8	$39.1

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	30.7	42.7
Income taxes (paid) refunded	(13.2)	12.2
See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN MILLIONS)

	JULY 2,	JUNE 26,	SEPTEMBER 30,
	2005	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$176.8	$39.1	$115.6
Investments	—	—	57.2
Accounts receivable, less allowances of $19.3, $35.4, and $29.0, respectively	537.7	548.8	292.4
Inventories, net	355.8	335.5	290.1
Current deferred tax asset	20.2	60.6	24.9
Prepaid and other assets	55.8	52.2	50.1

Total current assets	1,146.3	1,036.2	830.3
Property, plant and equipment, net of accumulated depreciation of $344.7, $296.5 and $301.4, respectively	326.9	323.0	328.0
Goodwill	442.2	421.3	417.9
Intangible assets, net	414.6	430.1	431.0
Other assets	44.5	41.1	40.6

Total assets	$2,374.5	$2,251.7	$2,047.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$18.1	$25.3	$22.1
Accounts payable	211.9	238.0	130.3
Accrued liabilities	319.1	273.4	261.9
Accrued taxes	68.1	80.7	19.3

Total current liabilities	617.2	617.4	433.6
Long-term debt	603.7	612.0	608.5
Other liabilities	136.8	162.2	131.1

Total liabilities	1,357.7	1,391.6	1,173.2
Commitments and contingencies (notes 3, 8 and 10)
Shareholders’ equity:
Common Shares, no par value per share, $.01 stated value per share, 33.6, 32.6, 32.8 shares issued, respectively	0.3	0.3	0.3
Deferred compensation — stock awards	(15.5)	(16.1)	(10.4)
Capital in excess of stated value	480.0	434.5	443.0
Retained earnings	608.5	501.3	499.5
Accumulated other comprehensive loss	(56.5)	(59.9)	(57.8)

Total shareholders’ equity	1,016.8	860.1	874.6

Total liabilities and shareholders’ equity	$2,374.5	$2,251.7	$2,047.8

See notes to condensed, consolidated financial statements

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) and its subsidiaries (collectively, the “Company”) are engaged in the manufacture, marketing and sale of lawn and garden care products. The Company’s major customers include home improvement centers, mass merchandisers, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, commercial nurseries and greenhouses, and specialty crop growers. The Company’s products are sold primarily in North America and the European Union. We also operate and franchise the Scotts LawnService® business which provides lawn and tree and shrub fertilization, insect control and other related services in the United States. Effective October 2, 2004, the Company acquired Smith & Hawken®, a leading brand in the outdoor living and gardening lifestyle category. Smith & Hawken® products are sold in the United States through its 59 retail stores as well as through catalog and internet sales.

Due to the nature of our lawn and garden business, the majority of our shipments to retailers have occurred in the second and third fiscal quarters. On a combined basis, net sales for the second and third quarters generally represent 70% to 75% of our annual net sales. The addition of our Smith & Hawken® acquisition has not significantly altered the percentage of net sales by quarter in fiscal 2005.

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

REVENUE RECOGNITION

Revenue is recognized when title and risk of loss transfer, generally when products are received by the customer. Provisions for estimated returns and allowances are recorded at the time revenue is recognized based on historical rates and are periodically adjusted for known changes. Scotts LawnService® revenues are recognized at the time service is provided to the customer. Under the terms of the Amended and Restated Exclusive Agency and Marketing Agreement (the “Marketing Agreement”) with Monsanto Company (“Monsanto”), the Company in its role as exclusive agent performs certain functions, such as sales support, merchandising, distribution and logistics on behalf of Monsanto, and incurs certain costs in support of the consumer Roundup® business. The actual costs incurred by the Company on behalf of Roundup® are recovered from Monsanto through the terms of the Marketing Agreement and are treated solely as a recovery of incurred costs. Revenue is not recognized in the Company’s consolidated financial statements for the recovery of these costs since the services rendered are solely in support of the agency arrangement and not a part of any principal line of business.
PROMOTIONAL ALLOWANCES
The Company promotes its branded products through cooperative advertising programs with retailers. Retailers also are offered in-store promotional allowances and rebates based on sales volumes. Certain products are promoted with direct consumer rebate programs and special purchasing incentives. Promotion costs (including allowances and rebates) incurred during the year are expensed to interim periods in relation to revenues and are recorded as a reduction of net sales. Accruals for expected payouts under these programs are included as accrued marketing and promotion in the “Accrued liabilities” line in the Condensed, Consolidated Balance Sheets.
ADVERTISING
The Company advertises its branded products through national and regional media. Advertising costs incurred during the year are expensed to interim periods in relation to revenues. All advertising costs, except for external production costs, are expensed within the fiscal year in which such costs are incurred. External production costs for advertising programs are deferred until the period in which the advertising is first aired. Scotts LawnService® promotes its service offerings primarily through direct mail campaigns. External costs associated with these campaigns that qualify as direct response advertising costs are deferred and recognized as advertising expense in proportion to revenues over a future period not beyond the end of the subsequent fiscal year. The costs deferred at July 2, 2005, June 26, 2004 and September 30, 2004 were $3.9 million, $2.2 million and $1.6 million, respectively.
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
During the first nine months of fiscal 2005, the Company has granted 50,500 shares of restricted stock and non-qualified stock options covering 474,800 common shares to officers and other key employees, and non-qualified stock options covering 73,500 common shares to members of the Board of Directors. The exercise price for the option awards and the stated price for the restricted stock awards were determined by the closing price of the Company’s common shares on the date of grant.
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
The value of all stock-based compensation grants during fiscal 2004 was $11.0 million and $11.5 million for the first nine months of fiscal 2005. The assumptions used in the fair value determinations were similar for both the fiscal 2005 and fiscal 2004 grants. In addition, the fair value of the restricted stock granted thus far in fiscal 2005 was $3.3 million.
Had compensation expense been recognized for stock-based compensation awards granted in periods prior to fiscal 2003 in accordance with the recognition provisions of SFAS No. 123, the Company would have recorded net income and net income per common share for the three and nine months ended June 26, 2004, as follows (dollars in millions, except per share data):

	THREE MONTHS	NINE MONTHS
	ENDED	ENDED
	JUNE 26, 2004	JUNE 26, 2004
Net income	$100.3	$102.7
Stock-based compensation expense included in reported net income, net of tax	2.3	5.0
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(2.8)	(6.5)

Net income as adjusted	$99.8	$101.2

Net income per common share, as reported:
Basic	$3.09	$3.19
Diluted	3.01	3.09
Net income per common share, as adjusted:
Basic	3.07	3.14
Diluted	3.00	3.05
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
INCOME TAXES
The effective rate used to determine income tax expense for the first nine months of fiscal 2005 was reduced to 37.5% from a rate of 38% used for the first six months of fiscal 2005. This change in the year-to-date rate had the effect of reducing the effective rate for the three-months ended July 2, 2005 to 37.4% versus a rate of 38% for the comparable three-month period in fiscal 2004.
Certain resolutions of previous tax contingencies resulted in a one-time tax benefit in the third quarter of fiscal 2005, bringing the projected tax rate for the fiscal year-ended September 30, 2005, down to 37.5% compared to 38% in the same period prior year. These resolutions mainly related to the settlement of an audit in the U.K. and the closing of certain statutes of limitations in the U.S. The associated tax benefits were partially offset by the impact of a tax law change passed on June 30, 2005, which resulted in a valuation allowance against certain Ohio tax credit carryforwards that had previously been recognized.
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
EARNINGS PER COMMON SHARE
Basic earnings per common share is based on the weighted-average number of common shares outstanding each period. Diluted earnings per common share is based on the weighted-average number of common shares and dilutive potential common shares (stock options, stock appreciation rights, and restricted stock) outstanding each period. These common share equivalents equated to 0.9 million and 1.0 million common shares for the three- and nine-month periods ending July 2, 2005, and June 26, 2004, respectively. Options to purchase approximately 10,000 common shares for the three and nine month periods ended July 2, 2005, were not included in the computation of diluted earnings per share. These options were excluded from the calculation because the exercise price was greater than the average market price of the common shares in the respective periods, and therefore, were anti-dilutive.
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
RECLASSIFICATIONS
Certain reclassifications have been made in prior periods’ financial statements to conform to fiscal 2005 classifications. The prior periods’ Condensed, Consolidated Statement of Operations reflect the reclassification of $1.6 million and $4.0 million for the three- and nine-month periods, respectively, ended June 26, 2004 of “selling, general and administrative costs – lawn service business” to “cost of sales” to conform to fiscal 2005 classifications.
2.	DETAIL OF INVENTORIES, NET
Inventories, net of provisions for slow moving and obsolete inventory of $20.9 million, $23.6 million, and $21.3 million, respectively, consisted of (in millions):

	JULY 2, 2005	JUNE 26, 2004	SEPTEMBER 30, 2004
INVENTORIES, NET
Finished goods	$260.1	$235.1	$186.6
Work-in-Process	25.1	26.4	30.7
Raw materials	70.6	74.0	72.8

Total	$355.8	$335.5	$290.1

The Company will be required to adopt the provisions of SFAS No. 151, “Inventory Costs,” in the first quarter of fiscal 2006. SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company has not completed its evaluation of the provisions of SFAS No. 151, and therefore, has not yet determined the effects (if any) of the adoption of this Statement on future results of operations.
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
Prior to the end of the third quarter of 2005, the Company recognized a periodic charge associated with the annual contribution payments equal to the required payment for that period. The Company had not recognized a charge for the portions of the contribution payments that were deferred until the time those deferred amounts were due under the terms of the Marketing Agreement. Based on then available facts and circumstances, the Company considered this method of accounting for the contribution payments to be appropriate after consideration of the likely term of the Marketing Agreement, the Company’s ability to terminate the Marketing Agreement without paying the deferred amounts, and the fact that significant portion of the deferred amount is never paid, even if the Marketing Agreement is not terminated prior to 2018, unless significant earnings targets are exceeded.
The express terms of the Marketing Agreement permit the Company to terminate the Marketing Agreement only upon material breach, material fraud or material willful misconduct by Monsanto, as such terms are defined in the Marketing Agreement, or upon the sale of the consumer Roundup® business by Monsanto. In such instances, the Marketing Agreement permits the Company to avoid payment of any deferred contribution and related per annum charge. The Company’s basis for previously not recording a financial liability to Monsanto for the deferred portions of the annual contribution and per annum charge was based on our assessment and consultations with our legal counsel and the Company’s former registered public accounting firm. In addition, the Company had obtained a legal opinion from The Bayard Firm, P.A., which concluded, subject to certain qualifications, that if the matter were litigated, a Delaware court would likely conclude that the Company is entitled to terminate the Marketing Agreement at will, with appropriate prior notice, without incurring significant penalty, and avoid paying the unpaid deferred amounts. Prior to the end of the third quarter of 2005, we concluded that, should the Company elect to terminate the Marketing Agreement at any balance sheet date, it will not incur significant economic consequences as a result of such action.
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
During the quarter ended July 2, 2005, the Company updated its assessment of the amounts deferred and previously considered a contingent obligation under the Marketing Agreement. Based on the collective weight of several factors culminating in the third quarter of 2005, including the recent strong performance of the consumer Roundup® business, management now believes it is probable the Company will pay the previously deferred contribution amounts. Accordingly, the Company recorded a charge to recognize the liability for the deferred contribution payment of $45.7 million in the quarter ended July 2, 2005. This liability will continue to bear interest at 8% until paid. Management is assessing the timing of paying this liability; however, given the relatively high rate of interest associated with this obligation, it is likely it will be paid within the next year. As such, the full balance has been recorded as a current liability as of July 2, 2005.
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
In consideration for the rights granted to the Company under the Marketing Agreement for North America, the Company was required to pay a marketing fee of $33 million to Monsanto. The Company has deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the Marketing Agreement and is amortizing the balance over the term of the agreement.
4.	RESTRUCTURING AND OTHER CHARGES
FISCAL 2005 CHARGES
During the three months ended July 2, 2005, the Company recorded a net credit to restructuring and other charges in selling, general and administrative costs in the amount of $0.1 million. As discussed more fully in Note 8, a $7.9 million reserve against outstanding receivables due from Central Garden & Pet Company (Central Garden) was reversed. Offsetting this reversal were costs relating primarily to the Company’s announced strategic improvement plan designed to significantly improve long-term earnings though a sustainable effort to reduce general and administrative costs. Primarily in relation to the plan, the Company recognized $7.8 million of severance and related costs.
For the nine-month period ended July 2, 2005, the Company has recorded restructuring and other charges in selling, general and administrative costs in the net amount of $1.2 million. In addition to the net third quarter credit described above, the net year-to-date charges relate primarily to Smith & Hawken® integration related severance.
FISCAL 2004 CHARGES
During the three- and nine-month periods ended June 26, 2004, the Company recorded $2.6 million and $4.0 million of restructuring and other charges, respectively. Charges related to our North American distribution restructuring were classified as cost of sales in the amount of $0.9 million for the nine months ended June 26, 2004. Charges related to our International Profit Improvement Plan, the restructuring of our International management team and the restructuring of our Global Information Services group amounted to $3.1 million and are classified as selling, general and administrative costs for the nine months ended June 26, 2004.

The following is a rollforward from September 30, 2004 of the amounts accrued for restructuring and other charges, that will be settled for cash. The accrued charges are included in “Accrued liabilities” on the Condensed, Consolidated Balance Sheets.

			SEPTEMBER	CASH		JULY 2,
DESCRIPTION	TYPE	CLASSIFICATION	30, 2004	PAYMENT	ACCRUAL	2005
	($MILLIONS)
Severance	Cash	SG&A	$4.7	$(3.4)	$6.7	$8.0
Facility	Cash	COGS	—	—	0.1	0.1
Other related costs	Cash	SG&A	0.6	(0.3)	1.5	1.8

Total cash			$5.3	$(3.7)	$8.3	$9.9

Primarily reversal of reserve against
Central Garden and Pet receivable	Non-cash	SG&A			(7.1)

Net charge to expense					$1.2

5.	LONG-TERM DEBT
Long-term debt consists of the following (in millions):

	JULY 2, 2005	JUNE 26, 2004	SEPTEMBER 30, 2004
Term loans	$396.0	$399.5	$399.0
6 5/8% Notes	200.0	200.0	200.0
Notes due to sellers	8.7	14.6	13.2
Foreign bank borrowings and term loans	10.1	14.7	10.8
Other	7.0	8.5	7.6

	621.8	637.3	630.6
Less current portions	18.1	25.3	22.1

	$603.7	$612.0	$608.5

Future principal payments on our short and long-term debt are as follows (in millions):

Less than one year	$18.1
One to three years	46.3
Four to five years	411.0
After five years	146.4

$621.8

In October 2003, the Company refinanced substantially all of its then outstanding debt. As a result of this early extinguishment of debt, the Company recognized refinancing related costs of $44.3 million in the first quarter of fiscal 2004. On June 24, 2004, the Company repaid $100 million of the $499 million term loans then outstanding. As a result of the early repayment, the amortization of approximately $0.3 million of deferred financing costs was accelerated.
REFINANCING SUBSEQUENT TO JULY 2, 2005
On July 21, 2005, the Company entered into a Revolving Credit Agreement (the “New Credit Agreement”) for the purpose of (a) repaying in full the loans under the Second Amended and Restated Credit Agreement, dated as of October 22, 2003 (the “Prior Credit Agreement”), and (b) provide funds for working capital and other general corporate purposes of the Company and its subsidiaries.

The New Credit Agreement consists of an aggregate $1 billion multi-currency revolving credit commitment, expiring July 21, 2010. Borrowings may be made in United States Dollars, euros and optional currencies including, but not limited to, British Pounds Sterling, Australian Dollars and Canadian Dollars. The New Credit Agreement provides that up to $65 million of the $1 billion aggregate commitments may be used for letters of credit. In addition, the Company may, at any time prior to July 21, 2010, request additional revolving credit commitments from the Lenders up to an aggregate amount, when combined with the initial commitments, not to exceed $1.15 billion. There is no guarantee such additional loans will be made at the time of the request as prevailing market conditions may be significantly different than the present time.
The New Credit Agreement has several borrowing options, including interest rates that are based on (i) a LIBOR Rate plus a margin based on a Leverage Ratio (as defined) or (ii) the greater of the prime rate or the Federal Funds Effective Rate (as defined) plus 1/2 of 1% plus a margin based on a Leverage Ratio. Facility fees are also based on the Leverage Ratio of the Company and its subsidiaries on a consolidated basis and, as of July 21, 2005, will accrue at 0.25% of the committed amounts per annum.
Swing line loans may also be available under the New Credit Agreement provided that (i) the aggregate principal amount of swing line loans outstanding at any time may not exceed $100 million and (ii) the sum of outstanding letters of credit, swing line loans and other loans made under the New Credit Agreement may not exceed $1 billion (or $1.15 billion if additional revolving credit commitments have been obtained).
The terms of the New Credit Agreement provide for customary representations and warranties and affirmative covenants. The New Credit Agreement also contains customary negative covenants providing limitations, subject to negotiated carve-outs, on liens, contingent obligations, fundamental changes, acquisitions, investments, loans and advances, indebtedness, restrictions on subsidiary distributions, transactions with affiliates and officers, sales of assets, sale and leaseback transactions, changing the Company’s fiscal year end, modification of specified debt instruments, negative pledge clauses, entering into new lines of business, restricted payments and redemption of specified indebtedness. The New Credit Agreement also requires the maintenance of a Leverage Ratio and Minimum Interest Coverage (both as defined).
The terms of the New Credit Agreement include customary events of default such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control or the failure to observe the negative covenants and other covenants related to the operation and conduct of the business of the Company and its subsidiaries. Upon an event of default, the Lenders may, among other things, terminate their commitments under the New Credit Agreement and declare any of the then outstanding loans due and payable immediately.
Borrowings under the New Credit Agreement are guaranteed by the Company and substantially all of its domestic subsidiaries. Borrowings under the New Credit Agreement are also collateralized by a pledge by The Scotts Miracle-Gro Company and its domestic subsidiaries of the capital stock of substantially all of such domestic subsidiaries and a majority of the capital stock of certain foreign subsidiaries that are first-tier subsidiaries of such domestic subsidiaries. The security interest in the Company’s and its domestic subsidiaries’ personal, real and intellectual property assets, which had existed under the Prior Credit Agreement, was not required under the New Credit Agreement and has been terminated (except as to certain subsidiary capital stock as described above). The Company and its subsidiaries also pledged a majority of the capital stock in foreign subsidiaries that borrow under the New Credit Agreement and a majority of the capital stock of substantially all of the first-tier subsidiaries of such foreign subsidiary borrowers.
Revolving credit borrowings under the New Credit Agreement in the aggregate amount of $195.7 million were combined with cash on hand in the amount of $200.3 million to repay in full the outstanding Tranche A Term Loans ($248 million) and Tranche B Term Loans ($148 million) under the Prior Credit Agreement (which was then terminated). Certain fees in connection with entering into the New Credit Agreement were also paid from cash on hand. There were no revolving loans outstanding under the Prior Credit Agreement. In addition, letters of credit in the aggregate amount of $15.6 million were assigned to the New Credit Agreement. Total fees of approximately $3.2 million will be capitalized and amortized on the straight-line method over the five year term of the New Credit Agreement.
A loss on the refinancing in the amount of $1.2 million, representing the write-off of deferred financing costs incurred related to the Term Loans that were repaid, will be recognized in the Company’s fourth fiscal quarter. In addition, interest rate swap agreements in the notional amount of $125 million, that effectively converted a portion of the variable rate Term Loans to a fixed rate, were unwound with a resultant gain of $2.9 million that will be amortized against future interest expense under the New Credit Agreement.

6.	COMPREHENSIVE INCOME
The components of other comprehensive income and total comprehensive income for the three- and nine-month periods ended July 2, 2005 and June 26, 2004, are as follows (in millions):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 2, 2005	JUNE 26, 2004	JULY 2, 2005	JUNE 26, 2004
Net income	$88.5	$100.3	$109.0	$102.7
Other comprehensive income (expense):
Change in valuation of derivative instruments	(0.9)	3.4	1.3	2.2
Foreign currency translation adjustments	(1.2)	0.2	—	(1.3)

Comprehensive income (loss)	$86.4	$103.9	$110.3	$103.6

7.	RETIREMENT AND RETIREE MEDICAL PLANS COST INFORMATION
The following summarizes the net periodic benefit cost for the various plans sponsored by the Company (in millions):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 2, 2005	JUNE 26, 2004	JULY 2, 2005	JUNE 26, 2004
Curtailed defined benefit plan	$0.6	$0.8	$1.9	$2.4
International benefit plans	1.3	1.8	3.8	5.5
Retiree medical plan	0.8	0.6	2.3	1.8
8.	CONTINGENCIES
Management continually evaluates the Company’s contingencies, including various lawsuits and claims which arise in the normal course of business, environmental matters, product and general liabilities, worker’s compensation, property losses and other fiduciary liabilities for which the Company is self-insured or retains a high exposure limit. Insurance reserves are established within an actuarially determined range. In the opinion of management, its assessment of contingencies is reasonable and related reserves, in the aggregate, are adequate; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters. The following provides an update to certain matters discussed in Note 16 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004. Reference should be made to the Form 10-K for a complete description of the following matters.
ENVIRONMENTAL MATTERS
In June 1997, the Ohio EPA initiated an enforcement action against us with respect to alleged surface water violations and inadequate treatment capabilities at our Marysville, Ohio facility and seeking corrective action under the federal Resource Conservation and Recovery Act. The action related to discharges from on-site waste water treatment and several discontinued on-site disposal areas. The waste water discharges were re-directed to the City of Marysville system in 1998. The on-site disposal areas date back to the early operations of the Marysville facility and are areas that we had already been assessing and, in some cases, restoring, on a voluntary basis. Pursuant to a Consent Order entered by the Union County Common Pleas Court in 2002, the Company is actively engaged in restoring the site such that we eliminate exposure to waste materials historically disposed of at the Marysville site.
At July 2, 2005, the Company has $4.3 million accrued for environmental site remediation and regulatory matters. Most of these accrued costs are expected to be paid in fiscal 2005 and 2006; however, payments could be made for a period thereafter. During the first nine months of fiscal 2005, we have expensed approximately $2.6 million related to environmental matters, compared with approximately $3.3 million in environmental expenditures for all of fiscal 2004.

We believe that the amounts accrued as of the end of the current fiscal quarter are adequate to cover our known environmental exposures based on current facts and estimates of likely outcomes. However, the adequacy of these accruals is based on several significant assumptions:
–	that we have identified all of the significant sites that must be restored;

–	that there are no significant conditions of potential contamination that are unknown to us; and

–	that with respect to the agreed judicial Consent Order in Ohio, that historical wastes can be left in place rather than having to be removed and only specific stream segments will require remediation/restoration as opposed to the entire stream.
If there is a significant change in the facts and circumstances surrounding these assumptions, it could have a material impact on the ultimate outcome of these matters and our results of operations, financial position and cash flows.
LEGAL PROCEEDINGS
AgrEvo Environmental Health, Inc. v. The Scotts Company
Trial was held in this matter from May 23, 2005 to June 13, 2005. The jury rejected all of AgrEvo’s antitrust claims and all but one of AgrEvo’s contract claims, a minor claim for non-payment of invoices of approximately $194,000. Scotts’ counterclaim, seeking approximately $690,000 in damages from AgrEvo, was tried to the judge without a jury, and a decision on that claim is pending. Once the counterclaim is decided, the court will issue a final judgment.
Although The Scotts Company has prevailed in the litigation with AgrEvo, the verdicts in The Scotts Company’s favor are subject to appeal and possible further proceedings. If, upon appeal or otherwise, the above actions ultimately are determined adversely to The Scotts Company, the result could have a material adverse affect on The Scotts Company’s results of operations, financial position and cash flows. The Scotts Company believes that it will continue to prevail in the AgrEvo matters and that any potential exposure that The Scotts Company may face cannot be reasonably estimated. Therefore, no accrual has been established related to the claims brought against The Scotts Company by AgrEvo.
The Scotts Company v. Central Garden, Southern District of Ohio
In regards to this matter and related litigation against Central Garden & Pet Company (“Central Garden”), on April 12, 2005, the Sixth Circuit modified in part and affirmed the trial court’s judgment providing for a net award of approximately $15 million to the Company. On July 15, 2005, the Company received approximately $15 million in satisfaction of the judgment against Central Garden. The Company has recognized the satisfaction of this judgment in its financial results for the period ended July 2, 2005, as follows:

Reversal of reserve against outstanding receivables due from Central Garden. The reserve was initially established through a charge to restructuring and other charges within selling, general and administrative expenses; therefore, the reversal of the reserve has been classified in a like manner. (See Note 4)	$7.9
Portion of judgment classified with other income, net.	4.1

Total amount included in income from operations	12.0
Portion of judgment applied to unreserved accounts receivable due from Central Garden.	3.0

Total judgment	$15.0

9.	ACQUISITIONS
Effective October 2, 2004, the Company acquired all outstanding shares of Smith & Hawken®, a leading brand in the outdoor living and gardening lifestyle category, for a total cost of $74.9 million. Of the total purchase price, $73.6 million was paid in cash (including $13.1 million paid to retire debt at acquisition), while other purchase obligations of $1.3 million were assumed. Preliminary purchase accounting allocations have been recorded, including the allocation of the purchase price to assets acquired and liabilities assumed, based on their estimated fair values at the date of acquisition. The Company expects to finalize purchase accounting allocations during the fourth quarter.

On a pro forma basis, net sales for the three and nine months ended June 26, 2004, would have been $821.8 million and $1,790.6 million respectively (an increase of $52.7 million and $116.3 million, respectively) had the acquisition of Smith & Hawken® occurred as of October 1, 2003. The pro forma reported net income would have been increased by approximately $4.2 million and $0.5 million, or 12 cents and one cent per common share, for the three- and nine-month periods ended June 26, 2004. respectively.

For the first nine months of fiscal 2005, the Company’s Scotts Lawn Service® segment acquired two individual lawn service entities for a total cost of approximately $3.0 million.

10.	OPERATING LEASE FACILITY

During fiscal 2005, the Company has taken delivery on approximately 200 vehicles for Scotts LawnService® operations. These vehicles are being leased in an operating lease transaction under the terms of a master lease facility. The master lease agreement provides that the Company pays certain taxes, insurance, and maintenance on the vehicles. The vehicles are leased for four years from delivery, with a three-year renewal option and an option to purchase. The Company has a maximum contingent obligation that will approximate $6 million in the aggregate for all vehicles under this master lease facility based on the provisions of a residual value guarantee.

11.	SEGMENT INFORMATION

For fiscal 2005, the Company is divided into the following segments — North America, Scotts LawnService®, International, and Other/Corporate. The North America segment primarily consists of the Lawns, Gardens, Ortho®, Canada and North American Professional business groups, as well as the North America portion of the Roundup® commission. The North America segment manufactures, markets and sells dry, granular slow-release lawn fertilizers, combination lawn fertilizer and control products, grass seed, spreaders, water-soluble, liquid and continuous-release garden and indoor plant foods, plant care products, potting, garden and lawn soils, mulches and other growing media products, pesticide products and a full line of horticulture products. Products are marketed to mass merchandisers, home improvement centers, large hardware chains, warehouse clubs, distributors, nurseries, garden centers and specialty crop growers in the United States, Canada, Latin America, South America, Australia, and Asia-Pacific.

The Scotts LawnService® segment provides lawn fertilization, disease and insect control and other related services such as core aeration, tree and shrub fertilization and exterior barrier pest control service primarily to residential consumers through company-owned branches and franchises. The International segment provides products similar to those described above for the North America segment to consumers primarily in Europe. The Other/Corporate segment consists of the recently acquired Smith & Hawken® business and corporate general and administrative expenses.

The following table presents segment financial information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Pursuant to that Statement, the presentation of the segment financial information is consistent with the basis used by management (i.e., certain costs not allocated to business segments for internal management reporting purposes are not allocated for purposes of this presentation). As a result of fiscal 2005 segment definitions, reclassifications were made to properly allocate $26.3 million of goodwill from International to North America and to properly allocate $81.8 million of assets from North America to the Scotts LawnService®, International, and Other/Corporate segments.

	NORTH	SCOTTS		OTHER/
	AMERICA	LAWNSERVICE®	INTERNATIONAL	CORPORATE	ADJUSTMENTS	TOTAL
		(IN MILLIONS, EXCEPT OPERATING PERCENTAGES)
Net sales:
YTD2005	$1,353.2	$102.3	$362.3	$124.3	$—	$1,942.1
YTD2004	1,250.7	84.8	338.8	—	—	1,674.3
Q3 2005	656.7	59.8	136.0	58.3	—	910.8
Q3 2004	588.0	50.0	131.1	—	—	769.1
Operating income (loss):
YTD2005	$317.3	$(3.5)	$45.3	$(117.6)	$(32.6)	$208.9
YTD2004	279.0	(6.3)	42.1	(57.2)	(9.6)	248.0
Q3 2005	180.9	17.0	20.7	(62.8)	(3.5)	152.3
Q3 2004	164.9	13.1	19.7	(19.9)	(3.2)	174.6
Operating margin:
YTD 2005	23.4%	(3.4)%	12.5%	nm %	nm %	12.4%
YTD 2004	22.3	(7.4)	12.4	—	nm	15.4
Q3 2005	27.5	28.4	15.2	nm	nm	17.1
Q3 2004	28.0	26.1	15.0	—	nm	23.1

Goodwill:
Q3 2005	$201.5	$103.7	$112.7	$24.3	$—	$442.2
Q3 2004	207.6	97.5	116.2	—	—	421.3
YE 2004	201.4	100.3	116.2	—	—	417.9
Total assets:
Q3 2005	$1,474.9	$148.8	$537.2	$213.6	$—	$2,374.5
Q3 2004	1,367.3	133.9	580.3	170.0	—	2,251.7
YE 2004	1,268.3	134.5	509.8	135.2	—	2,047.8

nm	Not meaningful.

Operating income (loss) represents earnings before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. Accordingly, the Other/Corporate operating loss for the three- and nine-month periods ended July 2, 2005 and June 26, 2004 includes amortization of certain intangible assets, unallocated corporate general and administrative expenses, restructuring charges and certain “other” income (expense) items not allocated to the reportable segments. For the three- and nine-month periods, the Other/Corporate includes a charge of $45.7 million resulting from recording a liability for the outstanding balance of the deferred contribution amount payable to Monsanto under the Roundup® agreement.

The following table displays the components of the “adjustment” column reported in the segment table (in millions).

	ADJUSTMENTS
		AMORTIZATION OF	IMPAIRMENT OF
		DEFERRED	INTANGIBLE
	AMORTIZATION	MARKETING FEE	ASSETS	TOTAL
YTD 2005	$8.1	$2.5	$22.0	$32.6
YTD 2004	7.1	2.5	—	9.6
Q3 2005	2.7	0.8	—	3.5
Q3 2004	2.4	0.8	—	3.2
Total assets for the Company’s reportable segments include the intangible assets for the acquired businesses within those segments. Corporate assets primarily include deferred financing and debt issuance costs, corporate intangible assets and deferred tax assets.

12.	DISCONTINUED OPERATIONS

On September 30, 2004, the Company consummated the sale of the intangibles comprising its U.S. professional growing media business. The results of operations of the component are being reported as discontinued operations in the accompanying Condensed, Consolidated Statements of Operations. The detail comprising the discontinued operations for the three- and nine-month periods ended June 26, 2004, is as follows (in millions):

	THREE MONTHS	NINE MONTHS
	ENDED	ENDED
	JUNE 26, 2004	JUNE 26, 2004
Net sales	$4.6	$14.8
Cost of sales	4.2	13.8

Gross profit	0.4	1.0
Selling, general and administrative	0.3	0.7

Income from discontinued operations before income taxes	0.1	0.3
Income taxes	—	0.1

Net income from discontinued operations	$0.1	$0.2

During the three and nine month periods ended July 2, 2005, additional net income of $0.4 million and $0.2 million, respectively, was recorded for discontinued operations relating to facility shutdown costs.

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

The following unaudited information presents condensed, consolidating Statements of Operations for the three- and nine-month periods ended July 2, 2005 and June 26, 2004, Statements of Cash Flows for the nine-month periods ended July 2, 2005 and June 26, 2004 and Balance Sheets as of July 2, 2005, June 26, 2004 and September 30, 2004.

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 2, 2005 (IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
Net sales	$404.9	$337.6	$168.3	$—	$910.8
Cost of sales	276.1	173.1	106.2	—	555.4
Restructuring and other charges	—	—	—	—	—

Gross profit	128.8	164.5	62.1	—	355.4
Gross commission earned from marketing agreement	29.4	—	1.8	—	31.2
Amortization of deferred marketing fee	0.8	—	—	—	0.8
Contribution expense under marketing agreement	6.3	—	—	—	6.3
Deferred contribution charge	45.7	—	—	—	45.7

Net (expense) commission from marketing agreement	(23.4)	—	1.8	—	(21.6)
Operating expenses:
Advertising	32.0	8.7	9.1	—	49.8
Selling, general and administrative	79.3	28.7	28.2	—	136.2
Restructuring and other charges, net	(0.6)	—	0.5	—	(0.1)
Amortization of intangibles	0.1	1.3	1.2	—	2.6
Equity income in subsidiaries	(83.9)	—	—	83.9	—
Intracompany allocations	(15.2)	6.6	8.6	—	—
Other income, net	(4.7)	(1.6)	(0.7)	—	(7.0)

Income from operations	98.4	120.8	17.0	(83.9)	152.3
Interest expense (income)	9.0	(0.1)	2.7	—	11.6

Income before income taxes	89.4	120.9	14.3	(83.9)	140.7
Income taxes	1.3	45.9	5.4	—	52.6

Net income from continuing operations	88.1	75.0	8.9	(83.9)	88.1
Net income from discontinued operations	0.4	—	—	—	0.4

Net income	$88.5	$75.0	$8.9	$(83.9)	$88.5

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED JULY 2, 2005 (IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
Net sales	$888.0	$619.3	$434.8	$—	$1,942.1
Cost of sales	574.5	358.1	273.3	—	1,205.9
Restructuring and other charges	—	—	0.1	—	0.1

Gross profit	313.5	261.2	161.4	—	736.1
Gross commission earned from marketing agreement	47.9	—	5.5	—	53.4
Amortization of deferred marketing fee	2.5	—	—	—	2.5
Contribution expense under marketing agreement	18.8	—	—	—	18.8
Deferred contribution charge	45.7	—	—	—	45.7

Net (expense) commission from marketing agreement	(19.1)	—	5.5	—	(13.6)
Operating expenses:
Advertising	64.7	18.4	22.4	—	105.5
Selling, general and administrative	222.2	79.0	82.0	—	383.2
Restructuring and other charges, net	0.6	—	0.5	—	1.1
Amortization of intangibles	0.4	4.0	3.7	—	8.1
Equity income in subsidiaries	(102.5)	—	—	102.5	—
Intracompany allocations	(29.0)	8.0	21.0	—	—
Impairment of intangible assets	—	—	22.0	—	22.0
Other expense (income), net	(4.9)	(3.6)	2.2	—	(6.3)

Income from operations	142.9	155.4	13.1	(102.5)	208.9
Interest expense (income)	31.5	(4.9)	8.2	—	34.8

Income before income taxes	111.4	160.3	4.9	(102.5)	174.1
Income taxes	2.5	60.9	1.9	—	65.3

Net income from continuing operations	108.9	99.4	3.0	(102.5)	108.8
Net income from discontinued operations	0.1	—	0.1	—	0.2

Net income	$109.0	$99.4	$3.1	$(102.5)	$109.0

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED JULY 2, 2005 (IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income	$109.0	$99.4	$3.1	$(102.5)	$109.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment of intangible assets	—	—	22.0	—	22.0
Stock-based compensation expense	7.4	—	—	—	7.4
Depreciation	26.5	5.3	5.7	—	37.5
Amortization	2.7	4.4	3.5	—	10.6
Deferred taxes	5.8	2.3	(0.9)	—	7.2
Equity income in subsidiaries	(102.5)	—	—	102.5	—
Net change in certain components of working capital	(17.8)	(48.7)	(67.5)	—	(134.0)
Net changes in other assets and liabilities and other adjustments	1.6	4.4	1.5	—	7.5

Net cash provided by (used in) operating activities	32.7	67.1	(32.6)	—	67.2

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of available for sale securities	57.2	—	—	—	57.2
Investment in property, plant and equipment, net	(13.8)	(3.0)	(2.5)	—	(19.3)
Investment in acquired businesses, net of cash acquired	—	(76.7)	—	—	(76.7)

Net cash provided by (used in) investing activities	43.4	(79.7)	(2.5)	—	(38.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	44.2	—	410.4	—	454.6
Repayments under revolving and bank lines of credit	(45.3)	—	(389.2)	—	(434.5)
Repayment of term loans	(3.0)	—	—	—	(3.0)
Financing fees, net	(0.4)	—	(0.1)	—	(0.5)
Payments on seller notes	(0.7)	(5.1)	—	—	(5.8)
Cash received from the exercise of stock options	23.7	—	—	—	23.7
Intracompany financing	(46.6)	19.9	26.7	—	—

Net cash provided by (used in) financing activities	(28.1)	14.8	47.8	—	34.5
Effect of exchange rate changes on cash	—	—	(1.7)	—	(1.7)

Net increase in cash	48.0	2.2	11.0	—	61.2
Cash and cash equivalents, beginning of period	82.4	1.3	31.9	—	115.6

Cash and cash equivalents, end of period	$130.4	$3.5	$42.9	$—	$176.8

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING BALANCE SHEET
AS OF JULY 2, 2005 (IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$130.4	$3.5	$42.9	$—	$176.8
Accounts receivable, net	166.2	209.2	162.3	—	537.7
Inventories, net	184.8	75.1	95.9	—	355.8
Current deferred tax asset	17.3	1.3	1.6	—	20.2
Prepaid and other assets	27.1	8.9	19.8	—	55.8

Total current assets	525.8	298.0	322.5	—	1,146.3
Property, plant and equipment, net	178.8	107.2	40.9	—	326.9
Goodwill	18.8	298.5	124.9	—	442.2
Intangible assets, net	5.2	293.4	116.0	—	414.6
Other assets	44.4	—	0.1	—	44.5
Investment in affiliates	1,344.6	—	—	(1,344.6)	—
Intracompany assets	—	428.7	—	(428.7)	—

Total assets	$2,117.6	$1,425.8	$604.4	$(1,773.3)	$2,374.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$5.0	$3.0	$10.1	$—	$18.1
Accounts payable	97.4	52.2	62.3	—	211.9
Accrued liabilities	172.1	50.1	96.9	—	319.1
Accrued taxes	62.9	2.5	2.7	—	68.1

Total current liabilities	337.4	107.8	172.0	—	617.2
Long-term debt	600.3	3.3	0.1	—	603.7
Other liabilities	114.7	(2.3)	24.4	—	136.8
Intracompany liabilities	48.4	—	380.3	(428.7)	—

Total liabilities	1,100.8	108.8	576.8	(428.7)	1,357.7

Shareholders’ equity	1,016.8	1,317.0	27.6	(1,344.6)	1,016.8

Total liabilities and shareholders’ equity	$2,117.6	$1,425.8	$604.4	$(1,773.3)	$2,374.5

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 26, 2004 (IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
Net sales	$365.4	$246.5	$157.2	$—	$769.1
Cost of sales	242.6	124.0	96.4	—	463.0
Restructuring and other charges	—	—	0.2	—	0.2

Gross profit	122.8	122.5	60.6	—	305.9
Gross commission earned from marketing agreement	29.3	—	1.1	—	30.4
Amortization of deferred marketing fee	0.8	—	—	—	0.8
Contribution expense under marketing agreement	6.2	—	—	—	6.2

Net commission from marketing agreement	22.3	—	1.1	—	23.4
Operating expenses:
Advertising	27.5	2.7	11.5	—	41.7
Selling, general and administrative	74.3	10.2	26.3	—	110.8
Restructuring and other charges, net	2.4	—	—	—	2.4
Amortization of intangibles	0.1	1.0	1.2	—	2.3
Equity income in subsidiaries	(77.5)	—	—	77.5	—
Intracompany allocations	(8.8)	1.8	7.0	—	—
Other income, net	(0.5)	(1.1)	(0.9)	—	(2.5)

Income from operations	127.6	107.9	16.6	(77.5)	174.6
Interest expense (income)	13.6	(4.3)	3.4	—	12.7
Costs related to refinancing	0.3	—	—	—	0.3

Income before income taxes	113.7	112.2	13.2	(77.5)	161.6
Income taxes	13.4	42.9	5.1	—	61.4

Net income from continuing operations	100.3	69.3	8.1	(77.5)	100.2
Net income from discontinued operations	—	0.1	—	—	0.1

Net income	$100.3	$69.4	$8.1	$(77.5)	$100.3

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 26, 2004 (IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
Net sales	$844.7	$433.2	$396.4	$—	$1,674.3
Cost of sales	537.0	252.9	241.4	—	1,031.3
Restructuring and other charges	0.4	—	0.5	—	0.9

Gross profit	307.3	180.3	154.5	—	642.1
Gross commission earned from marketing agreement	42.6	—	3.1	—	45.7
Amortization of deferred marketing fee	2.5	—	—	—	2.5
Contribution expense under marketing agreement	18.7	—	—	—	18.7

Net commission from marketing agreement	21.4	—	3.1	—	24.5
Operating expenses:
Advertising	60.1	4.9	24.8	—	89.8
Selling, general and administrative	211.5	31.6	81.8	—	324.9
Restructuring and other charges, net	2.4	0.1	0.6	—	3.1
Amortization of intangibles	0.3	3.2	3.6	—	7.1
Equity income in subsidiaries	(103.2)	—	—	103.2	—
Intracompany allocations	(21.2)	3.8	17.4	—	—
Other income, net	(1.1)	(2.4)	(2.8)	—	(6.3)

Income from operations	179.9	139.1	32.2	(103.2)	248.0
Interest expense (income)	33.7	(4.3)	8.7	—	38.1
Costs related to refinancing	44.6	—	—	—	44.6

Income before income taxes	101.6	143.4	23.5	(103.2)	165.3
Income tax expense (benefit)	(1.1)	54.9	9.0	—	62.8

Net income from continuing operations	102.7	88.5	14.5	(103.2)	102.5
Net income from discontinued operations	—	0.2	—	—	0.2

Net income	$102.7	$88.7	$14.5	$(103.2)	$102.7

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED JUNE 26, 2004 (IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$102.7	$88.7	$14.5	$(103.2)	$102.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Write-off of deferred costs on retired debt	44.6	—	—	—	44.6
Stock-based compensation expense	8.1	—	—	—	8.1
Depreciation	19.8	8.6	5.4	—	33.8
Amortization	2.7	3.6	3.3	—	9.6
Deferred taxes	1.1	—	—	—	1.1
Equity income in subsidiaries	(103.2)	—	—	103.2	—
Net change in certain components of working capital	(123.2)	(27.0)	5.8	—	(144.4)
Net changes in other assets and liabilities and other adjustments	(17.5)	(0.4)	20.8	—	2.9

Net cash provided by (used in) operating activities	(64.9)	73.5	49.8	—	58.4

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant and equipment, net	(3.8)	(6.5)	(6.1)	—	(16.4)
Investment in acquired businesses, net of cash acquired	(0.4)	(1.9)	(3.2)	—	(5.5)

Net cash used in investing activities	(4.2)	(8.4)	(9.3)	—	(21.9)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	—	—	636.6	—	636.6
Repayments under revolving and bank lines of credit	—	—	(630.4)	—	(630.4)
Proceeds from issuance of term loans	500.0	—	—	—	500.0
Repayment of term loans	(427.0)	—	—	—	(427.0)
Issuance of 6 5/8% Notes	200.0	—	—	—	200.0
Redemption of 8 5/8% Notes	(418.0)	—	—	—	(418.0)
Financing fees, net	(11.7)	—	—	—	(11.7)
Payments on seller notes	(2.0)	(7.7)	—	—	(9.7)
Cash received from the exercise of stock options	19.8	—	—	—	19.8
Intracompany financing	92.0	(57.7)	(34.3)	—	—

Net cash (used in) provided by financing activities	(46.9)	(65.4)	(28.1)	—	(140.4)
Effect of exchange rate changes on cash	—	—	(12.9)	—	(12.9)

Net decrease in cash	(116.0)	(0.3)	(0.5)	—	(116.8)
Cash and cash equivalents, beginning of period	132.1	1.2	22.6	—	155.9

Cash and cash equivalents, end of period	$16.1	$0.9	$22.1	$—	$39.1

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING BALANCE SHEET
AS OF JUNE 26, 2004 (IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$16.1	$0.9	$22.1	$—	$39.1
Accounts receivable, net	182.3	183.6	182.9	—	548.8
Inventories, net	186.3	50.8	98.4	—	335.5
Current deferred tax asset	58.8	0.4	1.4	—	60.6
Prepaid and other assets	28.8	6.0	17.4	—	52.2

Total current assets	472.3	241.7	322.2	—	1,036.2
Property, plant and equipment, net	191.6	88.2	43.2	—	323.0
Goodwill	21.5	274.2	125.6	—	421.3
Intangible assets, net	4.9	279.6	145.6	—	430.1
Other assets	41.4	1.4	(1.7)	—	41.1
Investment in affiliates	1,146.3	—	—	(1,146.3)	—
Intracompany assets	65.5	301.4	—	(366.9)	—

Total assets	$1,943.5	$1,186.5	$634.9	$(1,513.2)	$2251.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$3.0	$7.4	$14.9	$—	$25.3
Accounts payable	120.9	33.5	83.6	—	238.0
Accrued liabilities	128.5	38.1	106.8	—	273.4
Accrued taxes	79.5	2.5	(1.3)	—	80.7

Total current liabilities	331.9	81.5	204.0	—	617.4
Long-term debt	607.6	4.2	0.2	—	612.0
Other liabilities	143.9	0.7	17.6	—	162.2
Intracompany liabilities	—	—	366.9	(366.9)	—

Total liabilities	1,083.4	86.4	588.7	(366.9)	1,391.6

Shareholders’ equity	860.1	1,100.1	46.2	(1,146.3)	860.1

Total liabilities and shareholders’ equity	$1,943.5	$1,186.5	$634.9	$(1,513.2)	$2,251.7

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

Scotts Miracle-Gro is dedicated to delivering strong, consistent financial results and outstanding shareholder returns by providing consumers with products of superior quality and value, to enhance their outdoor living environments. The Company is a leading manufacturer and marketer of consumer branded products for lawn and garden care and professional horticulture in North America and Europe. We are Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide within the United States and other contractually specified countries. We have a presence in Australia, the Far East, Latin America and South America. Also, in the United States, we operate what we believe to be the second largest residential lawn service business, Scotts LawnService®. In fiscal 2005, our operations are divided into the following segments: North America, Scotts LawnService®, International, and Other/Corporate. The Other/Corporate segment consists of the recently acquired Smith & Hawken® business and corporate general and administrative expenses.

As a leading consumer branded lawn and garden company, we focus our consumer marketing efforts, including advertising and consumer research, on creating consumer demand to pull products through the retail distribution channels. In the past three years, we have spent approximately 5% of our net sales annually on media advertising, steadily increasing this support of our products and brands. We have applied this consumer marketing focus for the past several years, and believe that the Company receives a significant return on these marketing expenditures. We expect to continue to focus our marketing efforts toward the consumer and make additional investments in consumer marketing expenditures in the future to continue to drive category growth and increased market share. In fiscal 2005, we have increased advertising to support new product launches under the Ortho®, Miracle-Gro® and Scotts® brands.

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

In June 2005, the Company announced the initiation of a long-term strategic improvement plan, focused on improving organizational effectiveness implementing better business processes and reducing selling, general, and administrative expenses (“SG&A”). While the Company has generated strong financial performance over the past several years, management believes that even greater results can be achieved. The Company recently announced that it expects the strategic improvement plan will increase annual pre-tax earnings $25 to $30 million for fiscal 2006, exclusive of restructuring and other charges. In order to achieve these savings, the Company expects to undertake a series of restructuring activities that will likely extend into the first half of fiscal 2006. The first of these restructuring activities resulted in a charge of $7.3 million in the third quarter of fiscal 2005.

RESULTS OF OPERATIONS

The following table sets forth the components of income and expense as a percentage of net sales for the three- and nine-month periods ended July 2, 2005 and June 26, 2004:

	FOR THE		FOR THE
	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 2, 2005	JUNE 26, 2004	JULY 2, 2005	JUNE 26, 2004
		(UNAUDITED)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.0	60.2	62.1	61.6
Restructuring and other charges	—	—	—	—

Gross profit	39.0	39.8	37.9	38.4
Net (expense) commission from marketing agreement	(2.4)	3.0	(0.7)	1.5
Operating expenses:
Advertising	5.5	5.4	5.4	5.4
Selling, general and administrative	12.9	12.2	17.0	16.6
Selling, general and administrative — lawn service business	1.8	1.7	2.4	2.3
Stock-based compensation	0.3	0.5	0.4	0.5
Restructuring and other charges, net	—	0.3	—	0.2
Amortization of intangibles	0.3	0.3	0.4	0.4
Impairment of intangibles	—	—	1.1	—
Other income, net	(0.9)	(0.3)	(0.3)	(0.3)

Income from operations	16.7	22.7	10.8	14.8
Costs related to refinancing	—	—	—	2.6
Interest expense	1.3	1.7	1.8	2.3

Income before income taxes	15.4	21.0	9.0	9.9
Income tax expense	5.7	8.0	3.4	3.8

Net income from continuing operations	9.7	13.0	5.6	6.1
Net income from discontinued operations	—	—	—	—

Net income	9.7%	13.0%	5.6%	6.1%

The following table sets forth net sales by business segment for the three- and nine-month periods ended July 2, 2005 and June 26, 2004 (in millions):

	FOR THE		FOR THE
	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 2, 2005	JUNE 26, 2004	JULY 2, 2005	JUNE 26, 2004
		(UNAUDITED)
North America	$656.7	$588.0	$1,353.2	$1,250.7
Scotts LawnService®	59.8	50.0	102.3	84.8
International	136.0	131.1	362.3	338.8
Other/Corporate	58.3	—	124.3	—

Consolidated	$910.8	$769.1	$1,942.1	$1,674.3

THREE MONTHS ENDED JULY 2, 2005 COMPARED TO THREE MONTHS ENDED JUNE 26, 2004

Net sales for the three months ended July 2, 2005 were $910.8 million, an increase 18.4% from net sales of $769.1 million for the three months ended June 26, 2004. Excluding the impact of Smith & Hawken®, net sales for the third quarter of fiscal 2005 were $852.5 million, an increase of 10.8% from the third quarter of fiscal 2004. Net price increases and foreign exchange rate changes accounted for 2.0% and 1.0% of the increase in net sales for the third quarter, respectively.

The North America segment net sales were $656.7 million in the third quarter of fiscal 2005, an increase of 11.7% from net sales of $588.0 million for the third quarter of fiscal 2004. This increase was driven primarily by volume growth across all product categories and to a lesser extent net price increases.

Scotts LawnService® net sales increased 19.6% from $50.0 million in the third quarter of fiscal 2004 to $59.8 million in the third quarter of fiscal 2005. Continued strong organic growth and improved customer retention were the primary contributors to this increase.

Net sales for the International segment in the third quarter of fiscal 2005 were $136.0 million, an increase of $4.9 million, or 3.7%, versus the third quarter of fiscal 2004. Excluding the effect of foreign exchange rates, net sales were flat.

Third quarter gross profit margins declined 80 basis points versus the prior year. Excluding Smith & Hawken®, third quarter gross profit margin declined 70 basis points. North America gross profit margins in the third quarter of fiscal 2005 declined primarily due to product mix, while net price increases were generally offset by higher commodity costs. Gross profit margins declined in the International segment due primarily to higher commodity and supply chain costs. Scotts LawnService® gross profit margins improved in the third quarter as higher sales were leveraged over fixed costs. Gross profit margins for Smith & Hawken® for the third quarter were marginally below the company average.

The net commission from the Roundup® marketing agreement in the third quarter of fiscal 2005 was a loss of $21.6 million, which includes a charge of $45.7 million resulting from recording a liability for the outstanding balance of the deferred contribution amounts payable to Monsanto under the Roundup® marketing agreement. Previously, the Company had not recognized the contribution amounts deferred under the Roundup® marketing agreement, based on management’s evaluation of the surrounding facts and circumstances. The Company now believes it is appropriate to record the liability based on numerous factors, including the recent strong financial performance of the Roundup® business. Excluding this charge, the commission would have been $24.1 million in the quarter, compared with $23.4 million a year earlier.

Advertising expenses in the third quarter of fiscal 2005 were $49.8 million, compared to $41.7 million in the third quarter of fiscal 2004. Excluding Smith & Hawken®, advertising expenses were 5.2% of net sales in the third quarter, compared to 5.4% in 2004. This reflects a shift in brand mix for the quarter, and lower overall International advertising spending.

SG&A expenses excluding Scotts LawnService®, stock-based compensation and restructuring and other charges, increased to $117.3 million in the third quarter of fiscal 2005 from $93.8 million in the third quarter of fiscal 2004. Excluding Smith & Hawken®, SG&A in 2005 was $106.7 million, an increase of $12.9 million. The impact of foreign exchange rates, higher corporate legal fees associated with ongoing litigation matters, Sarbanes-Oxley compliance costs, and incremental North America selling expenses (primarily for increased home center support), were partially offset by lower North America and International severance and related expenses.

SG&A in the Scotts LawnService® business increased from $13.3 million in the third quarter of fiscal 2004 to $16.1 million in the third quarter of fiscal 2005, primarily due to increased infrastructure to support business growth.

Restructuring and other charges included in SG&A were a net gain of $0.1 million for the third quarter of 2005. In the fourth quarter of 2001, as a result of collection concerns, the Company recorded a $9.1 million reserve against accounts receivable from Central Garden & Pet Company (Central Garden). This charge was recorded in SG&A - restructuring and other. After nearly five years of pursuing collection of these receivables via litigation, the Company was assured of collection during the third quarter of 2005 and received payment totaling $15.0 million on July 14, 2005. As a result, the Company reversed $7.9 million of the Central Garden reserve recorded in 2001. This reserve reversal was nearly fully offset by $7.8 million of restructuring charges, primarily related to the Company’s recently announced strategic improvement plan. The fiscal 2004 third quarter restructuring and other charges were primarily due to severance related to the restructuring of the International management team and costs incurred to outsource certain functions in our Global Information Services Group.
Other income, net was $7.0 million for the third quarter of fiscal 2005, compared to $2.5 million in the third quarter of fiscal 2004. Other income for the third quarter of fiscal 2005 primarily resulted from $4.1 million awarded Scotts Miracle-Gro as part of the Central Garden judgment. The remaining other income in 2005 was primarily attributable to royalty income. The other income in 2004 was primarily attributable to the phase-out of cost subsidies related to the sale of peat bogs in the United Kingdom, for which a portion of the cost benefit was historically recorded as other income.
For segment reporting purposes, the Company defines operating income as earnings before interest, taxes and amortization of intangible assets (“EBITA”), as this is the measure used by management to assess business performance. Segment performance for the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 was as follows:
-	North America’s operating income increased 9.7% to $180.9 million in fiscal 2005, driven primarily by improved sales and higher gross profits, supported by higher advertising expenses.

-	Scotts LawnService® reported higher net sales, and improved operating income of $17.0 million in fiscal 2005 compared to $13.1 million in fiscal 2004. As this seasonal business grows and adds fixed infrastructure costs, it will have larger losses in the first and second quarters of the fiscal year due to seasonally low revenues. Conversely, the second half of the fiscal year will provide higher revenues, gross profits and operating income;

-	International’s operating income increased to $20.7 million from $19.7 million, due primarily to reduced advertising spending, an increase in the net commission from the Roundup® marketing agreement and favorable foreign exchange rates, partially offset by higher SG&A expenses.
Interest expense for the third quarter of fiscal 2005 was $11.6 million, compared to $12.7 million for the third quarter of fiscal 2004. The decrease in interest expense was due to a $86.1 million reduction in average borrowings, only slightly offset by higher weighted-average interest rates.
The income tax expense was calculated assuming an effective tax rate of 37.4% for the third quarter of fiscal 2005 versus 38.0% for the comparable quarter in fiscal 2004. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the fiscal year.
The Company reported net income of $88.5 million for the third quarter of fiscal 2005, compared to $100.3 million for fiscal 2004. Net income for the third quarter of 2005 was favorably impacted by higher sales and gross profits and the Central Garden litigation recovery, offset by higher advertising spending, the charge related to the Roundup® deferred contribution amount and severance related to the strategic improvement plan. Weighted-average shares outstanding for purposes of computing diluted earnings per common share increased from 33.3 million for the three months ended June 26, 2004 to 34.3 million for the three months ended July 2, 2005, due to common shares issued for stock options exercised.
NINE MONTHS ENDED JULY 2, 2005 COMPARED TO NINE MONTHS ENDED JUNE 26, 2004
Net sales for the nine months ended July 2, 2005 were $1.94 billion, an increase of 16.0% from net sales of $1.67 billion for the nine months ended June 26, 2004. Excluding the impact of Smith & Hawken®, net sales for the nine months were $1.82 billion, an increase of 8.6% over the first nine months of 2004. Foreign exchange rate changes and net price increases accounted for 1.4% and 2.0% of the nine month net sales increase, respectively.

The North America segment net sales were $1.35 billion in the first nine months of fiscal 2005, an increase of 8.2% from net sales of $1.25 billion for the first nine months of fiscal 2004. This increase was primarily driven by volume growth in gardens and Ortho® products and to a lesser extent net price increases.
Scotts LawnService® revenues increased 20.6% from $84.8 million in the first nine months of fiscal 2004 to $102.3 million in the first half of fiscal 2005. Continued strong organic growth provided the primary contribution to this increase, supported by improved customer retention.
Net sales for the International segment in the first nine months of fiscal 2005 were $362.3 million, an increase of $23.5 million, or 7.0%, versus the first nine months of fiscal 2004. Excluding the effect of foreign exchange rates, net sales increased by 1.4%.
Gross profit margins for the first nine months of 2005 declined 50 basis points. Excluding Smith & Hawken®, year-to-date gross profit margins were down 10 basis points. North America gross profit margins for the nine months were flat to the prior year, as net price increases were offset by increased commodity and fuel costs, as well as unfavorable product mix. Gross profit margins declined in the International segment primarily due to higher commodity and supply chain costs. Scotts LawnService gross profit margins improved versus the prior year as higher sales were leveraged over certain fixed costs.
The net commission from the Roundup® marketing agreement was a charge of $13.6 million in the first nine months of fiscal 2005 compared to income of $24.5 million in the first nine months of fiscal 2004. Excluding the charge related to the contribution amounts described in the third quarter, the Roundup® commission for the first nine months was $32.1 million, a $7.6 million increase over the prior year. The Company recognizes gross commission income based on earning thresholds in the marketing agreement. As a result of new product sell-in and overall strong early season sales of Roundup®, the minimum earnings threshold was achieved earlier in 2005, as compared to 2004. The annual contribution payment is recognized equally by quarter. As a result of this charge, the annual contribution expense will be $20 million starting in the fourth quarter of 2005. The liability will continue to accrue 8% annual interest until it is paid.
Advertising expenses in the first nine months of fiscal 2005 were $105.5 million, an increase of 17.5% from $89.8 million in the first nine months of fiscal 2004. Excluding Smith & Hawken®, advertising expenses were 5.1% of net sales in 2005 compared to 5.4% in 2004, primarily attributable to lower overall International media spending.
SG&A expenses, excluding Scotts LawnService®, stock-based compensation and restructuring and other charges, increased to $329.6 million in the first nine months of fiscal 2005 from $278.2 million in the first nine months of fiscal 2004. Excluding Smith & Hawken®, SG&A in 2005 was $301.9 million, an increase of $23.7 million. This increase is principally the result of higher legal fees associated with ongoing litigation matters, Sarbanes-Oxley associated compliance costs, foreign exchange rates, and incremental North America selling expenses (primarily for increased home center support), partially offset by lower North America and International severance and related expenses.
SG&A in the Scotts LawnService® business increased from $38.6 million in the first nine months of fiscal 2004 to $46.2 million in the first nine months of fiscal 2005, primarily as a result of increased infrastructure to support business growth.
Stock-based compensation expense decreased by $0.7 million in the first nine months of fiscal 2005. The full year charges for stock-based compensation are expected to increase by approximately $2.4 million in fiscal 2005 compared to fiscal 2004.
Restructuring and other charges included in SG&A were a net charge of $1.1 million for the first nine months of 2005. This is the result of $9.0 million in severance costs, primarily related to the Company’s recently announced strategic improvement plan. These charges were offset by the Central Garden $7.9 million receivable reserve reversal more fully discussed in the third quarter. The fiscal 2004 restructuring and other charges were primarily due to severance related to the restructuring of the International management team and costs incurred to outsource certain functions of our Global Information Service Group.
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
Other income, net was $6.3 million for the first nine months of fiscal 2005, flat to the first nine months of fiscal 2004. Other income for the first nine months of fiscal 2005 primarily resulted from $4.1 million awarded Scotts Miracle-Gro as part of the Central Garden judgment. The remaining other income in 2005 is primarily attributable to royalty income.

Other income in 2004 was principally associated with the phase-out of cost subsidies related to the sale of peat bogs in the United Kingdom, for which a portion of the cost benefit was historically recorded as other income.
Segment performance for the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 was as follows:
-	North America’s operating income increased from $279.0 million in fiscal 2004 to $317.3 million in fiscal 2005, primarily as a result of increased sales and gross margins, and net commission from the Roundup® marketing agreement supported by higher advertising and selling expenses;

-	Scotts LawnService® reported higher net sales, and a reduced operating loss of $3.5 million compared to $6.3 million. As this seasonal business grows and adds fixed infrastructure costs, it will have larger losses in the first and second quarters of the fiscal year due to seasonally low revenues. Conversely, the second half of the fiscal year will provide higher revenues, gross profits and operating income;

-	International’s operating income increased to $45.3 million from $42.1 million, as improved sales, higher net commission from the Roundup® marketing agreement, and reduced advertising spending were partially offset by commodity cost increases and a one-time gain in 2004.
Interest expense for the first nine months of fiscal 2005 was $34.8 million, compared to $38.1 million for the first nine months of fiscal 2004. The decrease in interest expense was due to a $102.5 million reduction in average borrowings as compared to the prior year. Weighted-average interest rates for the first nine months of 2005 were flat with the same period in 2004. There were no refinancing costs in the first nine months of 2005. This compares favorably to the $44.6 million in refinancing costs recorded in first nine months of 2004, when the Company completed its debt refinancing.
The income tax expense was calculated assuming an effective tax rate of 37.5% for the first nine months of fiscal 2005 versus 38.0% for the comparable period in fiscal 2004. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the fiscal year. Factors affecting the estimated rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits, the existence of elements of income and expense that may not be taxable or deductible, as well as other items. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate that determined at fiscal year end. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change.
Certain resolutions of previous tax contingencies resulted in a one-time tax benefit in the third quarter of fiscal 2005, bringing the projected tax rate for the fiscal year ended September 30, 2005, down to 37.5% compared to 38% in the same period prior year. These resolutions mainly related to the settlement of an audit in the U.K. and the closing of certain statutes of limitations in the U.S. The associated tax benefits were partially offset by the impact of a tax law change passed on June 30, 2005, which resulted in a valuation allowance against certain Ohio tax credit carryforwards that had previously been recognized.
The Company reported net income of $109.0 million for the first nine months of fiscal 2005, compared to $102.7 million for the first nine months of fiscal 2004. Net income for the first nine months of fiscal 2005 was favorably impacted by higher sales and gross profits and the Central Garden litigation recovery, offset by higher advertising spending, the charge related to the Roundup® deferred contribution amount, severance related to the long-term strategic improvement plan and the U.K. goodwill impairment charge. Net income for the first nine months of 2004 was unfavorably impacted by debt refinancing costs. Weighted-average shares outstanding for purposes of computing diluted earnings per common share increased from 33.2 million for the nine months ended June 26, 2004 to 34.2 million for the nine months ended July 2, 2005 due to common shares issued for stock options exercised.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities was $67.2 million and $58.4 million for the nine months ended July 2, 2005 and June 26, 2004, respectively. The increase in cash provided by operating activities is due primarily to higher net income in 2005.
Cash used in investing activities was $38.8 million and $21.9 million for the nine months ended July 2, 2005 and June 26, 2004, respectively. The acquisition of Smith & Hawken®, effective October 2, 2004, was the primary investing activity for the first nine months of 2005. Capital expenditures for the first nine months of 2005 were $19.3 million compared to $16.4 million for the comparable 2004 period. The Company anticipates capital expenditures for all of fiscal 2005 to be in the range of $35.0 million to $40.0 million.

Financing activities provided cash of $34.5 million for the nine months ended July 2, 2005 and used cash of $140.4 million for the nine months ended June 26, 2004. During the third quarter of 2005, the Company elected not to pay down any term loans pending the July 2005 refinancing discussed below. During the third quarter of 2004, the Company elected to pay down $100.0 million of term loans. During the first quarter of fiscal 2004, the Company restructured its borrowing arrangements through the refinancing of its former Credit Agreement, the redemption of 8 5/8% Notes and the issuance of 6 5/8% Notes.
The Company’s primary sources of liquidity are cash generated by operations and borrowings under credit agreements. As of July 2, 2005, the Company’s Credit Agreement consisted of a $700 million multi-currency revolving credit commitment and a $400 million term loan facility, with $684.7 million of availability under its revolving credit commitment and, the Company was in compliance with all of its debt covenants. Effective July 21, 2005, the Company restructured its borrowing arrangements through the refinancing of its former Credit Agreement. This refinancing included the repayment of all outstanding term loans. There were no outstanding revolving loans as of July 21, 2005. The New Credit Agreement consists of an aggregate $1.0 billion multi-currency revolving credit commitment, expiring July 21, 2010. The Company may request an additional $150 million in revolving credit commitments, subject to approval from its lenders. The New Credit Agreement provides for tighter borrowing spreads and greater flexibility to repay debt compared to the previous borrowing arrangement.
The Company has not paid dividends on common shares in the past. Based on levels of cash flow generated by the business in recent years and our improving financial condition, on June 22, 2005, the Company announced that its Board of Directors approved an annual dividend of $1.00 per share to be paid at 25-cent each quarter beginning in the fourth quarter of 2005. On August 4, 2005, the Company’s Board of Directors declared a 25-cent per share dividend payable on September 1, 2005 to shareholders of record on August 18, 2005. Approval of the dividend is an outcome of the Company’s review of its overall capital structure. The Company has also indicated it will continue to explore other means of returning capital to shareholders, primarily share repurchases. In addition to initiating a dividend, the Company intends to continue to devote major portions of its free cash flow to continued debt repayment and funding of selective acquisitions to support future growth.
All of our off-balance sheet financing is in the form of operating leases that are disclosed in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. During the second quarter of fiscal 2005, we took final delivery on vehicles used in our Scotts LawnService® operations as disclosed in Note 10 of the Notes to Condensed, Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We are party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on accidents or product liability claims and alleged violations of environmental laws. We have reviewed our pending environmental and legal proceedings, including the probable outcomes, reasonably anticipated costs and expenses, reviewed the availability and limits of our insurance coverage and have established what we believe to be appropriate reserves. Absent of a significant change in the facts and circumstances surrounding these matters, we do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations.
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

However, there can be no assurance that the resolution of these matters will not materially affect future quarterly or annual results of operations, financial position and cash flows. Additional information on environmental matters affecting us is provided in Note 8 of the Notes to Condensed, Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the fiscal 2004 Annual Report on Form 10-K of The Scotts Company under “ITEM 1. BUSINESS — ENVIRONMENTAL AND REGULATORY CONSIDERATIONS” and “ITEM 3. LEGAL PROCEEDINGS” sections.
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
Our discussion and analysis of our financial condition and results of operations is based upon our Condensed, Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, restructuring, environmental matters, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates that we believe are most critical to our reporting of results of operations and financial position are as follows:
-	We have significant investments in property and equipment, intangible assets and goodwill. Whenever changing conditions warrant, we review the reliability of the assets that may be impacted. At least annually, we review indefinite-lived intangible assets and goodwill for impairment. The review for impairment of long-lived assets, intangibles and goodwill takes into account estimates of future cash flows. Our estimates of future cash flows are based upon budgets and longer-range plans. These budgets and plans are used for internal purposes and are also the basis for communication with outside parties about future business trends. While we believe the assumptions we use to estimate future cash flows are reasonable, there can be no assurance that the expected future cash flows will be realized. As a result, impairment charges that possibly should have been recognized in earlier periods may not be recognized until later periods if actual results deviate unfavorably from earlier estimates.

-	We continually assess the adequacy of our reserves for uncollectible accounts due from customers. However, future changes in our customers’ operating performance and cash flows or in general economic conditions could have an impact on their ability to fully pay these amounts which could have a material impact on our financial statements.

-	Reserves for product returns are based upon historical data and current program terms and conditions with our customers. Changes in economic conditions, regulatory actions or defective products could result in actual returns being materially different than the amounts provided for in our interim or annual results of operations or financial position.

-	Reserves for excess and obsolete inventory are based on a variety of factors, including product changes and improvements, changes in active ingredient availability and regulatory acceptance, new product introductions and estimated future demand. The adequacy of our reserves could be materially affected by changes in the demand for our products or by regulatory or competitive actions.

-	We accrue for the estimated costs of customer volume rebates, cooperative advertising, consumer coupons and other trade programs as the related sales occur during the year. These accruals involve the use of estimates as to the total expected program costs and the expected sales levels. Historical results are also used to evaluate the accuracy and adequacy of amounts provided at interim dates and year end. There can be no assurance that actual amounts paid for these trade programs will not differ from estimated amounts accrued. However, we believe any such differences would not be material to our financial statements.

-	As described more fully in the notes to the Consolidated Financial Statements for the year ended September 30, 2004 included in The Scotts Company’s Annual Report on Form 10-K for fiscal 2004, and in the notes to the unaudited, Condensed, Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we are involved in significant environmental and legal matters which have a high degree of uncertainty associated with them. We continually assess the likely outcomes of these matters and the adequacy of amounts, if any, provided for these matters. There can be no assurance that the ultimate outcomes will not differ materially from our assessment of them. There can also be no assurance that all matters that may be brought against us or that we may bring against other parties are known to us at any point in time.

-	We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carry forwards. Valuation allowances are used to reduce deferred tax assets to the balance that is more likely than not to be realized. We must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowance. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income statement reflects the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to this valuation allowance. The Company uses an estimate of its annual effective tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end.
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
Our Revolving Credit Agreement (“New Credit Agreement”) and the indenture governing our outstanding 6 5/8% Notes contain restrictive covenants and cross default provisions that require us to maintain specified financial ratios. Our ability to satisfy those financial ratios can be affected by events beyond our control, and we cannot assure you that we will satisfy those tests. A breach of any of these covenants could result in a default under our New Credit Agreement and/or our outstanding 6 5/8% Notes. Upon the occurrence of an event of default under our New Credit Agreement and/or the 6 5/8% Notes, the lenders and/or noteholders could elect to declare the applicable outstanding indebtedness to be immediately due and payable and terminate all commitments to extend further credit. We cannot be sure that our lenders or the noteholders would waive an event of default or that we could pay the indebtedness in full if it were accelerated.
-	ADVERSE WEATHER CONDITIONS COULD ADVERSELY IMPACT FINANCIAL RESULTS.
Weather conditions in North America and Europe have a significant impact on the timing of sales in the spring selling season and overall annual sales. An abnormally cold or wet spring throughout North America and/or Europe could adversely affect sales and therefore our financial results.
-	OUR SEASONALITY COULD IMPAIR OUR ABILITY TO PAY OBLIGATIONS AS THEY COME DUE IN ADDITION TO OUR OPERATING EXPENSES.
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
We manufacture and market a number of complex chemical products, such as fertilizers, growing media, and pesticides, bearing one of our brand names. On occasion, allegations are made that some of our products have failed to perform up to expectations or have caused damage or injury to individuals or property. Based on reports of contamination at a third party supplier’s vermiculite mine, the public may perceive that some of our products manufactured in the past using vermiculite are or may also be contaminated. Public perception that our products are not safe, whether justified or not, could impair reputation, involve us in litigation, damage our brand names and have a material adverse affect on our business.
-	THE NATURE OF CERTAIN OF OUR PRODUCTS AND OUR BUSINESS SUCCESS CONTRIBUTE TO THE RISK THAT THE COMPANY WILL BE SUBJECTED TO LAWSUITS.
The nature of certain of our products and our business success contribute to the risk that the Company will be subjected to lawsuits. The following are among the factors that contribute to this litigation risk:
-	We manufacture and market a number of complex chemical products bearing our brand names, including fertilizers, growing media, and pesticides. There is a portion of the population that perceives all chemical products as potentially hazardous. This perception, regardless of its merits, enhances the risk that the Company will be subjected to product liability claims that allege harm from exposure to our products. Product liability claims are brought against the Company from time to time.

-	The Company has been named a defendant in product liability lawsuits and may be named a defendant in additional product liability suits apparently based on allegations regarding the Company’s past use, in some of its products, of vermiculite supplied to the Company, some of which has been reported to have contained impurities.

-	We are a significant competitor in many of the markets in which we compete. Our success in our markets enhances the risk that the Company will be targeted by plaintiffs’ lawyers, consumer groups, competitors and others asserting antitrust claims. Antitrust claims are brought against the Company from time to time. The Company believes that the antitrust claims of which it is aware are without merit.
Please see Note 8 of the Notes to Condensed, Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the disclosures under Part II, Item 1 — “Legal Proceedings” of this Quarterly Report Form 10-Q for information concerning certain significant lawsuits and claims involving the Company.
-	BECAUSE OF THE CONCENTRATION OF OUR SALES TO A SMALL NUMBER OF RETAIL CUSTOMERS, THE LOSS OF ONE OR MORE OF, OR SIGNIFICANT DECLINE IN ORDERS FROM, OUR TOP CUSTOMERS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, FINANCIAL POSITION OR CASH FLOWS.
North America net sales represented approximately 73% of our worldwide net sales for fiscal 2004. Our top three North American retail customers together accounted for 67% of our North American fiscal 2004 net sales and 60% of our outstanding accounts receivable as of September 30, 2004. Home Depot, Wal-Mart and Lowe’s represented approximately 36%, 18% and 13%, respectively, of our fiscal 2004 North American net sales. The loss of, or reduction in orders from, Home Depot, Wal-Mart and Lowe’s or any other significant customer could have a material adverse effect on our results of operations, financial position or cash flows, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from any of these customers could also have a material adverse effect.
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
-	THE HAGEDORN PARTNERSHIP, L.P. BENEFICIALLY OWNS APPROXIMATELY 31% OF OUR OUTSTANDING COMMON SHARES ON A FULLY DILUTED BASIS.
The Hagedorn Partnership, L.P. beneficially owns approximately 31% of our outstanding common shares and has sufficient voting power to significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders.
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
During the first nine months of fiscal 2005, we have expensed approximately $2.6 million related to environmental matters, compared with approximately $3.3 million in environmental expenditures for all of fiscal 2004.
The adequacy of these estimated future expenditures is based on our operating in substantial compliance with applicable environmental and public health laws and regulations and several significant assumptions:
-	that we have identified all of the significant sites that must be remediated;

-	that there are no significant conditions of potential contamination that are unknown to us; and — that with respect to the agreed judicial Consent Order in Ohio, that potentially contaminated soil can be remediated in place rather than having to be removed and only specific stream segments will require remediation as opposed to the entire stream.
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
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended July 2, 2005 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Pending material legal proceedings with material developments since the second quarter of fiscal 2005 are as follows:
AgrEvo Environmental Health, Inc. v. The Scotts Company
On June 3, 1999, AgrEvo Environmental Health, Inc. (“AgrEvo”) (which subsequently changed its name to Aventis Environmental Health Science USA LP) filed a complaint in the U.S. District Court for the Southern District of New York (the “New York Action”), against The Scotts Company, a subsidiary of The Scotts Company and Monsanto seeking damages and injunctive relief for alleged antitrust violations and breach of contract by The Scotts Company and its subsidiary and antitrust violations and tortious interference with contract by Monsanto. The Scotts Company purchased a consumer herbicide business from AgrEvo in May 1998. AgrEvo claimed in the suit that The Scotts Company’s subsequent agreement to become Monsanto’s exclusive sales and marketing agent for Monsanto’s consumer Roundup® business violated the federal antitrust laws. AgrEvo contended that Monsanto attempted to or did monopolize the market for non-selective herbicides and conspired with The Scotts Company to eliminate the herbicide The Scotts Company previously purchased from AgrEvo, which competes with Monsanto’s Roundup®. AgrEvo also contended that

The Scotts Company’s execution of various agreements with Monsanto, including the Roundup® Amended and Restated Exclusive Agency and Marketing Agreement, as well as The Scotts Company’s subsequent actions, violated agreements between AgrEvo and The Scotts Company.
AgrEvo requested damages as well as affirmative injunctive relief, and seeking to have the court invalidate the Roundup® Marketing Agreement as violative of the federal antitrust laws. Under the indemnification provisions of the Roundup® Marketing Agreement, Monsanto and The Scotts Company each have requested that the other indemnify it against any losses arising from this lawsuit.
On January 10, 2003, The Scotts Company filed a supplemental counterclaim against AgrEvo for breach of contract. The Scotts Company alleged that AgrEvo owed The Scotts Company for amounts that The Scotts Company overpaid to AgrEvo. The Scotts Company’s counterclaim became part of the underlying litigation. In February, Monsanto settled with AgrEvo. The terms of that settlement are not known.
Trial was held in this matter from May 23, 2005 to June 13, 2005. The jury rejected all of AgrEvo’s antitrust claims and all but one of AgrEvo’s contract claims, a minor claim for non-payment of invoices of approximately $194,000. Scotts’ counterclaim, seeking approximately $690,000 in damages from AgrEvo, was tried to the judge without a jury, and a decision on that claim is pending. Once the counterclaim is decided, the court will issue a final judgment.
Although The Scotts Company has prevailed in the litigation with AgrEvo, the verdicts in The Scotts Company’s favor are subject to appeal and possible further proceedings. If, upon appeal or otherwise, the above actions ultimately are determined adversely to The Scotts Company, the result could have a material adverse affect on The Scotts Company’s results of operations, financial position and cash flows. The Scotts Company believes that it will continue to prevail in the AgrEvo matters and that any potential exposure that The Scotts Company may face cannot be reasonably estimated. Therefore, no accrual has been established related to the claims brought against The Scotts Company by AgrEvo. The Scotts Company believes it has adequate reserves recorded for the amounts it may ultimately be required to pay.
Central Garden & Pet Company
The Scotts Company v. Central Garden, Southern District of Ohio
On June 30, 2000, The Scotts Company filed suit against Central Garden & Pet Company (“Central Garden”) in the U.S. District Court for the Southern District of Ohio (the “Ohio Action”) to recover approximately $24 million in accounts receivable and additional damages for other breaches of duty.
On April 22, 2002, a jury returned a verdict in favor of The Scotts Company of $22.5 million and for Central Garden on its remaining counterclaims in an amount of approximately $12.1 million. Various post-trial motions were filed. As a result of those motions, the trial court reduced Central Garden’s verdict by $750,000, denied Central Garden’s motion for a new trial on two of its counterclaims and granted the parties pre-judgment interest on their respective verdicts. On September 22, 2003, the court entered a final judgment, which provided for a net award to The Scotts Company of approximately $14 million, together with interest at 2.31% through the date of payment. Central Garden appealed and The Scotts Company cross-appealed from that final judgment. On April 12, 2005, the Sixth Circuit modified in part and affirmed the trial court’s judgment. The judgment as modified and affirmed provided for a net award of approximately $15 million to the Company, which judgment was recently satisfied by Central Garden.
ITEM 6. EXHIBITS
See Index to Exhibits at page 44 for a list of the exhibits filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY
/s/ Christopher L. Nagel
Christopher L. Nagel
Date: August 11, 2005 Executive Vice President and Chief Financial Officer, (Principal Financial and Principal Accounting Officer) (Duly Authorized Officer)

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 2, 2005
INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION
4.1	Revolving Credit Agreement, dated as of July 21, 2005 (the “New Credit Agreement”), among The Scotts Miracle-Gro Company, as Borrower; certain subsidiaries of The Scotts Miracle-Gro Company who are also borrowers from time to time under the New Credit Agreement, as Subsidiary Borrowers; the banks and other financial institutions and entities from time to time parties to the New Credit Agreement, as Lenders; JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A. and Citicorp North America, Inc., as Syndication Agents; and Bank of Tokyo-Mitsubishi Trust Company, BNP Paribas, Cobank, ACB, Harris, N.A., Rabobank International and Suntrust Bank, as Documentation Agents	*

4.2	Guarantee and Collateral Agreement made by The Scotts Miracle-Gro Company, each domestic Subsidiary Borrower and certain of their domestic subsidiaries in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of July 21, 2005	*

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	*

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	*

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	*

*	Filed herewith.