Form 10-K
period 2005-09-30
SCOTTS MIRACLE-GRO CO
filed 2005-12-15
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  X      No      .
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes           No  X .
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X      No      .
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (   )
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  X      No      .
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes           No  X .
The aggregate market value of Common Shares (the only common equity of the registrant) held by non-affiliates of the registrant computed by reference to the price at which Common Shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (April 2, 2005) was approximately $1,565,288,000
The number of Common Shares of the registrant outstanding as of December 1, 2005 was 68,004,962.
DOCUMENT INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for Registrant’s 2006 Annual Meeting of Shareholders to be held January 26, 2006, are incorporated by reference into Part III hereof.

PART I
ITEM 1. BUSINESS
General
     The Scotts Miracle-Gro Company, an Ohio corporation (“Scotts Miracle-Gro” and, together with its subsidiaries, the “Company”), is the combination of two of the most innovative companies in the consumer lawn and garden market: O.M. Scott & Sons, which traces its heritage back to a company founded by O.M. Scott in Marysville, Ohio in 1868, and Stern’s Miracle-Gro Products, Inc., which traces its history back to a company formed on Long Island by Horace Hagedorn and his partner in 1951. Today, we believe the Scotts®, Turf Builder®, Miracle-Gro®, Ortho® and Smith & Hawken® brands are among the most widely recognized brands in the U.S. consumer lawn and garden and outdoor living categories. We are also Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup®* non-selective herbicide products within the United States and other contractually specified countries.
      In fiscal 1995, through a merger transaction, The Scotts Company and Miracle-Gro became one of several consolidations of other leading brands in the lawn and garden industry in North America and Europe. In the late 1990’s, we completed several acquisitions in Europe, which gave us well-known brands in France, Germany and the United Kingdom. In fiscal 1999, we acquired the Ortho® brand and exclusive rights to market the consumer Roundup® brand, thereby adding industry-leading pesticides to our controls portfolio. We have also rapidly expanded into the lawn care service industry with the launch of Scotts LawnService® in fiscal 1997, and have made approximately 50 acquisitions of local and regional lawn care businesses to provide a platform for our rapid expansion throughout the U.S. In October 2004, we entered the fast growing outdoor living category through the acquisition of Smith & Hawken®.
      We believe that our market leadership in the lawn and garden category is driven by our widely-recognized brands, consumer-focused marketing, superior product performance, supply chain excellence, highly knowledgeable field sales and merchandising organization, and the strength of our relationships with major retailers in our product categories.
      We maintain an Internet website at http://www.investor.scotts.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate our website into this Form 10-K). We file reports with the Securities and Exchange Commission (the “SEC”) and make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
      On March 18, 2005, we consummated the restructuring of our corporate structure into a holding company structure by merging The Scotts Company (“Scotts”) which had been the public company, into a newly-created, wholly-owned, second-tier Ohio limited liability company, The Scotts Company LLC (“Scotts LLC”), pursuant to the Agreement and Plan of Merger, dated as of December 13, 2004 (the “Merger Agreement”), among Scotts, Scotts LLC and Scotts Miracle-Gro. As a result of this restructuring merger, each of Scotts’ common shares issued and outstanding immediately prior to the consummation of the restructuring merger was automatically converted into one fully paid and nonassessable common share of Scotts Miracle-Gro. Scotts Miracle-Gro became the public company successor to Scotts and Scotts LLC a direct, wholly-owned subsidiary of Scotts Miracle-Gro. The restructuring merger did not affect the new parent holding company’s management, corporate governance or capital stock structure. In addition, the consolidated assets and liabilities of Scotts Miracle-Gro and its subsidiaries (including Scotts LLC) immediately after the restructuring merger were the same as the consolidated assets and liabilities of Scotts and its subsidiaries immediately before the restructuring merger.
Competitive Strengths
     We believe we are the world’s largest marketer of branded consumer lawn and garden fertilizers, control products and value-added growing media products. We have been able to achieve our market

*	Roundup® is a registered trademark of Monsanto Technology LLC, a company affiliated with Monsanto Company.

leading position through the combination of strategic acquisitions and organic growth by driving category expansion and capturing increased market share with product innovation and award-winning advertising campaigns. Our portfolio of consumer brands in North America includes the following:

Category	Brands

Lawns	Scotts®; Turf Builder®
Gardens	Miracle-Gro®; Osmocote®
Growing Media	Miracle-Gro®; Scotts®; Hyponex®; Earthgro®; SuperSoil® (acquired October 3, 2005)
Grass Seed	Scotts®; Turf Builder®
Controls	Ortho®; Roundup®
Outdoor Living	Smith & Hawken® (acquired October 2, 2004)
Wild Bird Food	Morning Song® (acquired November 18, 2005)
      In addition, we have the following significant brands in Europe: Miracle-Gro® plant fertilizers, Weedol® and Pathclear® herbicides, EverGreen® lawn fertilizers and Levington® growing media in the United Kingdom; KB® and Fertiligène® in France; Celaflor®, Nexa-Lotte® and Substral® in Germany and Austria; and ASEF®, KB® and Substral® in Belgium, the Netherlands and Luxembourg (the “Benelux countries”). Roundup® is also a significant brand in the United Kingdom, France, Germany and other European markets.
Business Segments
     In fiscal 2005, we divided our business into the following reportable segments:

•	North America;

•	Scotts LawnService®;

•	International; and

•	Corporate & Other.
      These reportable segments are consistent with how the segments report to and are managed by our senior management. Financial information about these segments for the three years ended September 30, 2005 is presented in Note 21 of the Notes to Consolidated Financial Statements.
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
     Lawn Fertilizers We sell a complete line of granular lawn fertilizer and combination products which include fertilizer and crabgrass control, weed control or pest control under the Scotts® Turf Builder® brand name. The Turf Builder® line of products is designed to make it easy for do-it-yourself consumers to select and properly apply the right product in the right quantity for their lawns.
     Plant Foods We sell a complete line of plant foods under the Miracle-Gro® brand name. The leading product is a water-soluble plant food that, when dissolved in water, creates a diluted nutrient solution which is poured over plants or sprayed through an applicator and is rapidly absorbed by a plant’s roots and leaves. Miracle-Gro® products are specially formulated to give different kinds of plants the right kind of nutrition. The Miracle-Gro® Garden Feeder provides consumers with an easy, fast and effective way to feed all the plants in their garden. We also have a high-quality, slow-release line of Miracle-Gro® plant foods for extended feeding convenience sold as Miracle-Gro® Shake ’N Feed® Continuous Release Plant Food.
     Growing Media We sell a complete line of growing media products for indoor and outdoor uses under the Miracle-Gro®, Scotts®, Hyponex®, Earthgro® and Nature Scapes® brand names, as well as other labels. These products include potting mix, garden soils, topsoil, manures, sphagnum peat and decorative barks and mulches. The addition of the Miracle-Gro® brand name and fertilizer to potting mix and garden soils has turned previously low-margin commodity products into value-added category leaders. Effective October 3, 2005, we acquired SuperSoil® and related strong West Coast brands via the acquisition of Rod McLellan Company (RMC).
     Controls We sell a broad line of weed control, indoor and outdoor pest control and plant disease control products under the Ortho® brand name. Ortho® products are available in aerosol, liquid ready-to-use, concentrated, granular and dust forms. Ortho® control products include Weed-B-Gon®, Weed-B-Gon Maxtm, Bug B Gon® Maxtm, Home Defense® Maxtm, Ortho® Season-Long Grass & Weed Killer, Brush-B-Gon®, RosePride®, Ortho-Klor® and Orthene® Fire Ant Killer.
      In fiscal 1999, we entered into a long-term marketing agreement with Monsanto and became Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products in the consumer lawn and garden market within the United States and other specified countries, including Australia, Austria, Canada, France, Germany, Belgium, Holland and the United Kingdom.
     Other Consumer Products We manufacture and market several lines of high-quality lawn spreaders under the Scotts® brand name — EdgeGuard® Total Performance spreaders, SpeedyGreen® rotary spreaders, AccuGreen® drop spreaders and Handy Green® II handheld spreaders. We sell a line of hose-end applicators for water-soluble plant foods such as Miracle-Gro® products, a line of pottery products, and lines of applicators under the Ortho®, Dial ’N Spray®, and Pull ’N Spray® trademarks for the diluted application of control products sold in the concentrated form. We also sell numerous varieties and blends of high-quality grass seed, many of them proprietary, designed for different conditions and geographies. These consumer grass seed products are sold under the Scotts® Pure Premium®, Scotts® Turf Builder®, Scotts® and PatchMaster® brands.
     Wild Bird Food Effective November 18, 2005, the Company acquired Gutwein & Co., Inc. (“Gutwein”). Through its Morning Song® brand, Gutwein is a leader in the growing United States wild bird food category, generating approximately $80.0 million in annual revenues. Morning Song® products are sold at leading mass retailers, grocery, pet and general merchandise stores.
     North American Professional We sell professional products to commercial nurseries, greenhouses and specialty crop growers in North America, the Caribbean and throughout Latin America, the Far East, New Zealand and Japan. Our professional products include a broad line of sophisticated controlled-release fertilizers, water-soluble fertilizers, pesticide products and wetting agents which are sold under brand names that include Banrot®, Miracle-Gro®, Osmocote®, Peters®, Poly-S®, Rout®, ScottKote®, Sierrablen®, Shamrock® and Sierra®.
     Canada We believe we are the leading marketer of branded consumer lawn and garden products in the Canadian market. We sell a full range of lawn and garden fertilizer, control products, grass seed, spreaders, and value-added growing media products under the Scotts®, Turf Builder®, Miracle Gro®, Killex®, and Roundup® brands.
    Scotts LawnService®
     We provide residential lawn care, lawn aeration, tree and shrub care and external pest control services through our Scotts LawnService® business in the United States. These services consist primarily of fertilizer, weed control, pest control and disease control applications. As of September 30, 2005, Scotts LawnService® had 77 company-operated locations serving 38 metropolitan markets and 76 independent franchises primarily operating in secondary markets.

    International
     In our International segment, we sell consumer lawn and garden products in over 25 countries outside of North America. We also sell a broad line of professional products throughout Europe to commercial nurseries, greenhouses and specialty retailers.
      Our International products and brand names vary from country to country depending upon the brand name strength and the nature of our strategic relationships in a given country. For example, in the United Kingdom, we sell Miracle-Gro® plant fertilizers, Weedol® and Pathclear® herbicides, EverGreen® lawn fertilizers and Levington® growing media. Our other International brands include KB® and Fertiligène® in France, Celaflor®, Nexa-Lotte® and Substral® in Germany and Austria, and ASEF®, KB® and Substral® in the Benelux countries. As noted earlier, Roundup® is also a significant brand in Europe.
      For information concerning risks attendant to our foreign operations, please see “ITEM 1A. RISK FACTORS — Cautionary Statement on Forward-Looking Statements — European Economic Conditions and Foreign Currency Exposures.”
    Corporate & Other
     Smith & Hawken® Effective October 2, 2004, we acquired Smith & Hawken®, a leading brand in the fast growing outdoor living and gardening lifestyle category. Smith & Hawken® products, which include high-end outdoor furniture, pottery, garden tools, gardening containers and live goods, are sold in the United States through its 57 retail stores, as well as through catalog and Internet sales. For further details concerning the acquisition of this business, please refer to Note 5 of the Notes to Consolidated Financial Statements.
Research and Development
     We believe strongly in the benefits of research and development, and we continually invest in research and development to improve existing or develop new products, manufacturing processes and packaging and delivery systems. Our spending on research and development was $30.5 million, $34.4 million and $30.4 million in fiscal 2005, fiscal 2004, and fiscal 2003, respectively. We believe that our long-standing commitment to innovation has benefited us, as evidenced by a portfolio of patents worldwide that support many of our fertilizers, grass seeds and application devices. In addition to the benefits of our own research and development, we benefit from the research and development activities of our suppliers.
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
      We have a long history of dedication to responsible research in search of more effective and easier-to-use products that are preferred by consumers and are better for the environment. In particular, we have worked for over 75 years to create better products for the establishment and maintenance of turfgrass. Plant breeding has been a part of that research and development for the past 50 years. We remain dedicated to being the technology leader in turfgrass products. Today, that dedication results in research into products that can be enhanced, not only with traditional plant breeding, but also with proven agricultural biotechnology. This research offers the long-term promise of grasses that require less maintenance, less water, and are even better for the environment.
      Before products enhanced with biotechnology may be sold in the United States, it must be “deregulated” by appropriate governmental agencies. Deregulation involves compliance with the rules and regulations of, and cooperation with, the United States Department of Agriculture, Animal and Plant Health Inspection Service (the “USDA”), the United States Environmental Protection Agency (the “U.S. EPA”) and/or the Food and Drug Administration (the “FDA”). As part of the deregulation process for any product enhanced with biotechnology, we are required to present evidence to the USDA in the form of scientifically rigorous studies showing that the product poses no additional toxicological or ecological risk than products of the same species that have not been enhanced with biotechnology. We are also required to satisfy other agencies, such as the U.S. EPA and the FDA, as to their appropriate areas of regulatory authority. This process typically takes years to complete and also includes at least two opportunities for public comment. Therefore, any enhanced product for which we seek commercialization through submission of a petition for deregulation will be subjected to rigorous and thorough governmental regulatory review.
      We submitted a petition for deregulation of a non-residential turfgrass product enhanced with biotechnology to the USDA on April 30, 2002. This turfgrass has been shown, through our research trials, to provide simple, more flexible and better weed control for golf courses in a manner we believe is more environmentally friendly. The USDA requested additional information and data. We determined it was more expedient to withdraw the petition and submit a revised petition that addressed the USDA’s requests than to amend the current petition. On October 3, 2002, we withdrew our petition. We prepared a revised petition that we believe addresses the USDA’s requests and submitted it on April 14, 2003. The USDA has a variety of options in adjudicating a petition to “deregulate” a biotechnology-derived plant product. The USDA has decided to employ the formal Environmental Impact Statement (“EIS”) process to judge the acceptability of our petition for deregulation. We welcome this process as the most thorough evaluative step available to the USDA.
      We believe there is a substantial market for turfgrass products enhanced with biotechnology, and our product, if approved, can capture a significant portion of this market. However, there can be no assurance our petition for deregulation of this product will be approved, or if approved and commercially introduced, this product will generate any revenues or contribute to our earnings.
Trademarks, Patents and Licenses
     The Scotts®, Miracle-Gro®, Hyponex®, Smith & Hawken® and Ortho® brand names and logos, as well as a number of product trademarks, including Turf Builder®, Osmocote® and Peters®, are federally and/or internationally registered and are considered material to our business. We regularly monitor our trademark registrations, which are generally effective for ten years, so we can renew those nearing expiration.
      As of September 30, 2005, we held 99 issued patents in the United States covering fertilizer, chemical and growing media compositions and processes; grass varieties; and applicator and sprayer devices. Many of these have similar patents which have also been issued internationally, bringing our total worldwide patent portfolio to 446. United States and International patents provide patent protection generally extending to 20 years from the date of filing, subject to the payment of applicable governmental maintenance and annuity fees. Accordingly, many of our patents will extend well into the next decade.
      In addition, we continue to file new patent applications each year. Currently, we have 145 pending patent applications, worldwide, including 12 applications that have been allowed for issuance of patents. We also hold exclusive and non-exclusive patent licenses from various raw material suppliers, permitting the use and sale of additional patented fertilizers and pesticides.
      During fiscal 2005, we were granted 22 United States and foreign national patents. Representative of the patent coverage provided by these new patents are coated fertilizers that are specifically formulated to act as starter fertilizers for new plantings; coated fertilizers having coatings that can be triggered to begin nutrient release at specific times; and growing media prepared from surfactants mixed with coir material to provide controlled-nutrient-release characteristics. Internationally, we continue to extend patent coverage of our core fertilizer technologies including controlled-release and water-soluble products and the like. We also are extending protection of our developments in regard to aquaculture, growing media, applicator and sprayer technologies to additional countries within our Canadian, European and Asia/ Pacific markets. Significant accomplishments are the extension of our coir/peat international patent coverage, our “Grasshopper” applicator products within the European markets, our “Pull ’N Spray” sprayer in New Zealand and additional coverage of our Ortho applicator technology in both Canada and Japan.
      Three United States patents expired in fiscal 2005. The first patent covered the Accu Pro 2000 Rotary Spreader and the SR 2000 Rotary Spreader. The second patent covered a combination fertilizer/growth regulator composition and process for treating turf. The third patent was an expansion of the second patent and covered the treatment of all vegetation with the combination fertilizer composition. The loss of these patents is not expected to materially affect our business. We have one patent currently being opposed by a third party in Europe. In regard to this opposed patent, the European Patent Office (the “EPO”) in calendar year 2004 rendered a favorable decision. However, the opposing party has appealed that decision. A ruling on the appeal is not expected until calendar year 2006. An unfavorable ruling by the EPO in the appeal could materially affect our indoor pest control market share in Germany.
Roundup® Marketing Agreement
     Under the terms of the marketing agreement with Monsanto, we are Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® products (with additional rights to new products containing glyphosate or other similar non-selective herbicides) in the consumer lawn and garden market within the United States and other specified countries, including Australia, Austria, Canada, France, Germany and the United Kingdom.
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
      We are compensated under the marketing agreement based on the success of the consumer Roundup® business in the markets covered by the agreement. We receive a graduated commission to the extent that the earnings before interest and taxes of the consumer Roundup® business in the included markets exceeds specified thresholds. Regardless of these earnings, we are required to make an annual contribution payment against the overall expenses of the Roundup® business. In fiscal 2005, the contribution payment as required by the agreement was $23.8 million. For fiscal 2006, and until 2018 or the earlier termination of the agreement, the minimum annual contribution payment will be $20 million.
      The gross commission earned under the marketing agreement, the contribution payments to Monsanto and the amortization of the initial marketing fee paid to Monsanto are included in net sales in the Company’s Statements of Operations. For fiscal 2005 and fiscal 2004, the net amount earned under the marketing agreement was an expense of $5.3 million (including a $45.7 million charge for contribution payments previously deferred under the marketing agreement), and income of $28.5 million, respectively. For further details, see Note 3 of the Notes to Consolidated Financial Statements.
      The marketing agreement has no definite term, except as it relates to the European Union countries. With respect to the European Union countries, the term of the marketing agreement has been extended through September 30, 2008. The parties may agree to renew the agreement with respect to the European Union countries for two successive terms ending on September 30, 2015 and 2018, with a separate determination being made by the parties at least six months prior to the expiration of each such term as to whether to commence a subsequent renewal term. However, if Monsanto does not agree to either of the remaining renewal terms with respect to the European Union countries, the commission structure will be renegotiated within the terms of the marketing agreement.
      Monsanto has the right to terminate the marketing agreement upon certain specified events of default by us, including an uncured material breach, material fraud, material misconduct or egregious injury to the Roundup® brand. Monsanto also has the right to terminate the agreement upon a change of control of Monsanto or the sale of the consumer Roundup® business. In addition, Monsanto may terminate the agreement within specified regions, including North America, for specified declines in the consumer Roundup® business.
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
      Monsanto has agreed to provide us with notice of any proposed sale of the consumer Roundup® business, allow us to participate in the sale process and negotiate in good faith with us with respect to a sale. In the event we acquire the consumer Roundup® business in such a sale, we would receive credit against the purchase price in the amount of the termination fee that would otherwise have been paid to us upon termination by Monsanto of the marketing agreement upon the sale. If Monsanto decides to sell the consumer Roundup® business to another party, we must let Monsanto know whether we intend to terminate the marketing agreement and forfeit any right to a termination fee or whether we will agree to continue to perform under the agreement on behalf of the purchaser, unless and until the purchaser terminates our services and pays any applicable termination fee.
Competition
     Each of our segments participates in markets that are highly competitive. Many of our competitors sell their products at prices lower than ours, and we compete primarily on the basis of product quality, product performance, supply chain effectiveness, value, brand strength and advertising.
      In the North American consumer do-it-yourself lawn and garden markets and pest control markets, we compete primarily against “control label” products as well as branded products. “Control label” products are those sold under a retailer-owned label or a supplier-owned label, which are sold exclusively at a specific retail chain. The control label products that we compete with include Vigoro® products sold at Home Depot, Sta-Green® products sold at Lowe’s, and KGro® products sold at Kmart. Our competitors in branded lawn and garden products and the consumer pest control markets include Spectrum Brands, Bayer AG, Central Garden & Pet Company, Garden Tech, Enforcer Products, Inc., Green Light Company and Lebanon Chemical Corp.
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
      We believe we have the second largest market share position in the U.S. do-it-for-me lawn care service market. We compete against TruGreen-ChemLawn®, a division of ServiceMaster, which we believe has the leading market share in the U.S. lawn care service market and has a substantially larger share of this market than Scotts LawnService®, as well as numerous regional and local lawn care services operations.
      Internationally, we face strong competition in the consumer do-it-yourself lawn and garden market, particularly in Europe. Our competitors in the European Union include Bayer AG, Kali & Salz (which owns the Compo, Algoflash brands) and a variety of local companies.
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
Significant Customers
     Approximately 70% of our worldwide net sales in fiscal 2005 were made by our North America segment. Within the North America segment, approximately 33% of our net sales in fiscal 2005 were made to Home Depot, 17% to Wal*Mart and 14% to Lowe’s. We face strong competition for the business of these significant customers. The loss of any of these customers or a substantial decrease in the volume or profitability of our business with any of these customers could have a material adverse effect on our earnings and profits.
Strategic Initiatives
     The Company has developed a strategic plan that refocuses its efforts and capitalizes on its strengths to further own the relationship with its consumers and distance itself from the competition. The execution of this strategy will sustain future growth and further secure the Company’s franchise. The critical elements of this strategy are as follows.
    Profit and Marketing Improvement Plan
     In fiscal 2005, we initiated a plan to significantly strengthen the Company. Over the course of the next two years, we expect to reduce purchasing and selling, general and administrative costs by reducing headcount and implementing better business processes. Savings generated by these initiatives will be shared between improving operating profits and supporting our brand with increased marketing and innovation. In addition, to our base earnings growth of 10 to 12 percent, we anticipate that fiscal 2006 annual pre-tax earnings will increase by $25 to $30 million as a result of savings associated with this initiative. An additional $25 to $30 million of savings will be re-invested in fiscal 2006 behind our brands to strengthen the relationships with our consumers and retail partners.
    Exploiting New Lawn & Garden Opportunities
     We believe that the power of our brands provides us with significant opportunities to expand our business into adjacent lawn and garden categories. In October 2004, we acquired Smith & Hawken®, a leading brand in the fast growing outdoor living and gardening lifestyle category. The addition of the Smith & Hawken® brand and its network of retail stores, catalog and Internet sales will be the foundation for our future expansion into “outdoor living” categories. In November 2005, we acquired Gutwein whose Morning Song® brand is a leader in the wild bird food category. This is the Company’s entrance into this attractive and growing category.
    Strengthen our International Business
     We have explored the strategic options for our international business and determined that the best option for maximizing shareholder value is to sharpen our focus for the business by: (i) improving our competitive position; (ii) reducing costs in the business to improve profitability and to allow for marketing investments; and (iii) realigning the organization to better leverage our knowledge of the marketplace and the consumer. We plan to achieve these goals through a variety of initiatives, including reducing the complexity of the business and the product portfolio, improving supply chain efficiency and effectiveness, and aggressively pursuing new business opportunities.
    Expanding Scotts LawnService®
     The number of lawn owners who want to maintain their lawns and gardens but do not want to do it themselves represents a significant portion of the total market. We recognize that our portfolio of well-known brands provides us with a unique ability to extend our business into lawn and garden services and the strength of our brands provides us with a significant competitive advantage in acquiring new customers. We have spent the past several years developing our Scotts LawnService® business model. The business has grown significantly from revenues of $42 million in fiscal 2001 to revenues of $159.8 million in fiscal 2005. This growth has come from geographic expansion, acquisitions and organic growth fueled by our highly effective direct marketing programs. We invested $6.4 million in lawn service acquisitions in fiscal 2005. We anticipate continuing to make selective acquisitions in fiscal 2006 and beyond. Significant investments will continue to be made in the Scotts LawnService® business infrastructure in order to continually improve our customer service throughout the organization and leverage scale economies as we continue to grow.

Seasonality and Backlog
     Our business is highly seasonal with approximately 73% of our net sales occurring in our combined second and third quarters of both fiscal 2005 and fiscal 2004.
      Consistent with prior years, we anticipate significant orders for the upcoming spring season will start to be received late in the winter and continue through the spring season. Historically, substantially all orders are received and shipped within the same fiscal year with minimal carryover of open orders at the end of the fiscal year.
Raw Materials
     We purchase raw materials for our products from various sources that we presently consider to be adequate, and no one source is considered essential to any of our segments or to our business as a whole. We are subject to market risk from fluctuating market prices of certain raw materials, including urea and other chemicals as well as paper and plastic products. Our objectives surrounding the procurement of these materials are to ensure continuous supply and to minimize costs. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. In general, we do not enter into forward contracts or other market instruments as a means of minimizing our risk exposures on these materials but, when appropriate, we will procure a certain percentage of our needs in advance of the season to secure pre-determined prices. Occasionally, we do hedge certain commodities to ensure seasonal material supplies and control costs.
Manufacturing and Distribution
     We manufacture products for our North American consumer business at our facilities in Marysville, Ohio; Ft. Madison, Iowa and Temecula, California, as well as use a number of third party contract packers in the United States and Canada. In addition, the Company manufactures growing media products in 26 regional facilities located throughout North America. The primary distribution centers for our North American consumer business are managed by the Company and strategically placed across the United States.
      We also manufacture horticultural products for our North America and International professional businesses at a leased fertilizer manufacturing facility in Charleston, South Carolina and a Company-owned site in Heerlen, the Netherlands. Certain products are also produced for our professional businesses at other Company-owned facilities and subcontractors in the United States and Europe. The majority of shipments to customers are made via common carriers or through distributors in the United States and a network of public warehouses and distributors in Europe.
      We manufacture the non-growing media products for our International business at our facilities in Howden, the United Kingdom and Bourth, France. We also utilize a number of third party contract packers. The primary distribution centers for our International businesses are located in the United Kingdom, France and Germany and are managed by a logistics provider.
      The growing media products for our International segment are produced at our facilities in Hatfield, the United Kingdom and Hautmont, France and at a number of third party contract packers. Growing media products are generally shipped direct without passing through either a distribution center or mixing warehouse.
Employees
     As of September 30, 2005, we employed 4,289 full-time employees in the United States and an additional 1,002 full-time employees located outside the United States. During peak sales and production periods, we utilize seasonal and temporary labor.
      None of our U.S. employees are members of a union. Approximately 45 of our full-time U.K. employees are members of the Transport and General Workers Union and have full collective bargaining rights. An undisclosed number of our full-time employees at our office in Ecully, France are members of the Confederation Francaise Democratique du Travail and Confederation Generale du Travail, participation in which is confidential under French law. In addition, a number of union and non-union full-time employees are members of works councils at three sites in Bourth, Hautmont and Ecully, France, and a number of non-union employees are members of works councils in Ingelheim, Germany. In the Waardenburg office in the Netherlands, a small number of the approximately 130 employees are members of a workers union, but we are not responsible for collective bargaining negotiations with this union. In the Netherlands, we are governed by the Works Councils Act with respect to the union. Works councils represent employees on labor, employment matters and manage social benefits.
      We believe we have good relationships with our employees in the United States, and both unionized and non-unionized International employees.
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
      Regulations and environmental concerns also exist surrounding peat extraction in the United Kingdom and the European Union. In August 2000, English Nature, the nature conservation advisory body to the United Kingdom government, notified us that three of our peat harvesting sites in the United Kingdom were under consideration as possible “Special Areas of Conservation” under European Union law. In April 2002, working in conjunction with Friends of the Earth (United Kingdom), we reached agreement with English Nature to transfer our interests in the properties and for the immediate cessation of all but a limited amount of peat extraction on one of the three sites. As a result of this agreement, we have withdrawn our objection to the proposed European designations as Special Areas of Conservation and will undertake restoration work on the sites, for which we will receive additional consideration from English

Nature. We believe we have sufficient raw material supplies available to replace the peat extracted from such sites.
Regulatory Actions
     In 1997, the Ohio Environmental Protection Agency (the “Ohio EPA”) initiated an enforcement action against us with respect to alleged surface water violations and inadequate treatment capabilities at our Marysville, Ohio facility and seeking corrective action under the federal Resource Conservation and Recovery Act. The action relates to several discontinued on-site disposal areas, which date back to the early operations of the Marysville facility that we had already been assessing and, in some cases, remediating, on a voluntary basis. We are remediating the Marysville site under the terms of a consent order under the oversight of the Ohio EPA.
      We are negotiating with the Philadelphia District of the U.S. Army Corps of Engineers regarding the terms of site remediation and the resolution of the Corps’ civil penalty demand in connection with our prior peat harvesting operations at our Lafayette, New Jersey facility.
      At September 30, 2005, $3.3 million was accrued for the environmental and regulatory matters described herein, the majority of which is for site remediation. Most of the costs accrued as of September 30, 2005 are expected to be paid through fiscal 2007; however, payments could be made for a period thereafter.
      We believe the amounts accrued as of September 30, 2005 are adequate to cover our known environmental exposures based on current facts and estimates of likely outcome. However, the adequacy of these accruals is based on several significant assumptions, including the following:

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
      During fiscal 2005, fiscal 2004, and fiscal 2003, we expensed approximately $3.7 million, $3.3 million, and $1.5 million for environmental matters. There were no material capital expenditures in fiscal 2005, fiscal 2004 or fiscal 2003 related to environmental or regulatory matters.
Financial Information About Geographic Areas
     For certain information concerning our international revenues and long-lived assets, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and Note 21 of the Notes to Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
Cautionary Statement on Forward-Looking Statements
     We have made and will make “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in our 2005 Annual Report, in this Annual Report on Form 10-K and in other contexts relating to future growth and profitability targets and strategies designed to increase total shareholder value. Forward-looking statements also include, but are not limited to, information regarding our future economic and financial condition, the plans and objectives of our management and our assumptions regarding our performance and these plans and objectives.
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
      Some forward-looking statements that we make in our 2005 Annual Report, in this Annual Report on Form 10-K and in other contexts represent challenging goals for our company, and the achievement of these goals is subject to a variety of risks and assumptions and numerous factors beyond our control. Important factors that could cause actual results to differ materially from the forward-looking statements we make are described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by the following cautionary statements.
Products
      Perceptions that the products we produce and market are not safe could adversely affect us and contribute to the risk we will be subjected to legal action. We manufacture and market a number of complex chemical products, such as fertilizers, growing media, herbicides and pesticides, bearing our brand names. On occasion, allegations are made that some of our products have failed to perform up to expectations or have caused damage or injury to individuals or property. Based on reports of contamination at a third party supplier’s vermiculite mine, the public may perceive that some of our products manufactured in the past using vermiculite are or may also be contaminated. Public perception that our products are not safe, whether justified or not, could impair our reputation, involve us in litigation, damage our brand names and have a material adverse affect on our business.
Weather and Seasonality
      Weather conditions in North America and Europe can have a significant impact on the timing of sales in the spring selling season and overall annual sales. An abnormally wet and/or cold spring throughout North America or Europe could adversely affect both fertilizer and pesticide sales and, therefore, our financial results. Because our products are used primarily in the spring and summer, our business is highly seasonal. For the past three fiscal years, more than 70% of our net sales have occurred in the second and third fiscal quarters combined. Our working capital needs and borrowings peak toward the end of our second fiscal quarter because we are incurring expenditures in preparation for the spring selling season while the majority of our revenue collections occur in our third fiscal quarter. If cash on hand is insufficient to pay our obligations as they come due, including interest payments or operating expenses, at a time when we are unable to draw on our credit facility, this seasonality could have a material adverse effect on our ability to conduct our business. Adverse weather conditions could heighten this risk.
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
Customer Concentration
      North America segment net sales represented approximately 70% of our worldwide net sales in fiscal 2005. Our top three North American retail customers together accounted for 64% of our North America segment fiscal 2005 net sales and 80% of our outstanding accounts receivable as of September 30, 2005. Home Depot, Wal*Mart and Lowe’s represented approximately 33%, 17% and 14%, respectively, of our fiscal 2005 North America net sales. The loss of, or reduction in orders from, Home Depot, Wal*Mart, Lowe’s or any other significant customer could have a material adverse effect on our business and our financial results, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from any of these customers could also have a material adverse affect on our financial condition and results of operations.

      We do not have long-term sales agreements or other contractual assurances as to future sales to any of our major retail customers. In addition, continued consolidation in the retail industry has resulted in an increasingly concentrated retail base. To the extent such concentration continues to occur, our net sales and income from operations may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments involving our relationship with, one or more customers.
Significant Agreement
      If we were to commit a serious default under the marketing agreement with Monsanto for consumer Roundup® products, Monsanto may have the right to terminate the agreement. If Monsanto were to terminate the marketing agreement for cause, we would not be entitled to any termination fee, and we would lose all, or a significant portion, of the significant source of earnings and overhead expense absorption the marketing agreement provides. Monsanto may also be able to terminate the marketing agreement within a given region, including North America, without paying us a termination fee if sales to consumers in that region decline: (1) over a cumulative three fiscal year period; or (2) by more than 5% for each of two consecutive years.
Debt
      We have a significant amount of debt that could adversely affect our financial health and prevent us from fulfilling our obligations. Our substantial indebtedness could have important consequences. For example, it could:

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
      Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures, acquisitions, dividends and the planned five-year stock repurchase plan will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
      We cannot provide assurance that our business will generate sufficient cash flow from operating activities or that future borrowings will be available to us under our credit facility in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot assure you that we would be able to refinance any of our indebtedness on commercially reasonable terms or at all.
      Our credit facility contains restrictive covenants and cross default provisions that require us to maintain specified financial ratios. Our ability to satisfy those financial ratios can be affected by events beyond our control, and we cannot be assured we will satisfy those ratios. A breach of any of these financial ratio covenants or other covenants could result in a default. Upon the occurrence of an event of default, the lenders could elect to declare the applicable outstanding indebtedness due immediately and payable and terminate all commitments to extend further credit. We cannot be sure that our lenders would waive a default or that we could pay the indebtedness in full if it were accelerated.

Equity Ownership Concentration
      Hagedorn Partnership, L.P. beneficially owned approximately 31% of our outstanding common shares as of December 1, 2005, and has sufficient voting power to significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders.
Regulatory and Environmental
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
      The Food Quality Protection Act, enacted by the U.S. Congress in August 1996, establishes a standard for food-use pesticides, which standard is the reasonable certainty that no harm will result from the cumulative effect of pesticide exposures. Under this Act, the U.S. EPA is evaluating the cumulative risks from dietary and non-dietary exposures to pesticides. The pesticides in our products, certain of which may be used on crops processed into various food products, are typically manufactured by independent third parties and continue to be evaluated by the U.S. EPA as part of this exposure risk assessment. The U.S. EPA or the third party registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. For example, in December 2000, the U.S. EPA reached agreement with various parties, including manufacturers of the active ingredient diazinon, regarding a phased withdrawal from retailers by December 2004 of residential uses of products containing diazinon, also used in our lawn and garden products. We cannot predict the outcome or the severity of the effect of their continuing evaluations.
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
      The adequacy of our current environmental reserves and future provisions is based on our operating in substantial compliance with applicable environmental and public health laws and regulations and several significant assumptions:

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
European Economic Conditions and Foreign Currency Exposures
      We currently operate manufacturing, sales and service facilities outside of North America, particularly in the United Kingdom, Germany, France and the Netherlands. In fiscal 2005, International net sales accounted for approximately 18% of our total net sales. Accordingly, we are subject to risks associated with operations in foreign countries, including:

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
Restructuring Activities
      In June 2005, we commenced a long-term strategic improvement plan, focused on improving organizational effectiveness, implementing better business processes and reducing Selling, General and Administrative (“S,G&A”) expenses. This reorganization places significant pressure on many S,G&A functions to reduce headcount and streamline activities. While management believes these efforts will ultimately generate even stronger financial results, there can be no assurance that the plan will achieve all of its expected savings and that unanticipated difficulties may be encountered in executing the plan.
Cost Pressures
      Our ability to manage our cost structure can be adversely affected by movements in commodity and other raw material prices, such as those experienced in fiscal 2005. Market conditions may limit the Company’s ability to raise selling prices to offset increases in our input costs. The uniqueness of our technologies can limit our ability to locate alternative supplies for certain products. For certain materials, new sources of supply may have to be qualified under regulatory standards, which can require additional investment and delay bringing the product to market.
Manufacturing
      We use a combination of internal and outsourced facilities to manufacture our products. We are subject to the inherent risks in such activities, including product quality, safety, licensing requirements and other regulatory issues, environmental events, loss or impairment of key manufacturing sites, disruptions in logistics, labor disputes and industrial accidents. Furthermore, we are subject to natural disasters and other factors over which the Company has no control.
Acquisitions
      From time to time we make strategic acquisitions, including the October 2004 acquisition of Smith & Hawken®, the October 2005 acquisition of Rod McLellan Company (RMC) and the November 2005 acquisition of Gutwein (Morning Song®). Acquisitions have inherent risks, such as obtaining necessary regulatory approvals, retaining key personnel, integration of the acquired business, and achievement of planned synergies and projections.

ITEM 1B. UNRESOLVED STAFF COMMENTS
     None
ITEM 2. PROPERTIES
     We lease land from the Union County Community Improvement Corporation in Marysville, Ohio for our headquarters and for our research and development facilities. We own property in Marysville, Ohio for our manufacturing and distribution facilities. Combined, these facilities are situated on approximately 875 acres of land.
      The North America segment owns two additional research facilities located in Apopka, Florida; and Gervais, Oregon. We own a production facility, which encompasses 27 acres, in Fort Madison, Iowa and lease a spreader and other durable components manufacturing facility in Temecula, California. We also lease a controlled-release fertilizer manufacturing facility in Charleston, South Carolina. We operate 24 growing media facilities in North America — 19 of which are owned by us and five of which are leased. Most of our growing media facilities include production lines, warehouses, offices and field processing areas. We lease sales offices in Atlanta, Georgia; Troy, Michigan; Mooresville, North Carolina; Rolling Meadows, Illinois; and Bentonville, Arkansas. We also lease a facility in Mississauga, Ontario that serves as the headquarters for our Canadian subsidiary.
      Scotts LawnService® conducts its company-owned operations from 77 leased facilities, primarily office/warehouse units in industrial/office parks, across the United States serving 38 metropolitan markets.
      Smith & Hawken® operates 57 retail stores, all leased facilities primarily in shopping centers across the United States. It leases its main headquarters in Novato, California.
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

      Legal proceedings resolved during fiscal 2005:
Aventis

AgrEvo Environmental Health, Inc. v. The Scotts Company, et al. (Southern District of New York)

The Scotts Company v. Aventis S.A. and Starlink Logistics, Inc. (Southern District of Ohio)

A jury trial was held in New York from May 23, 2005 to June 13, 2005 in the case originally filed by AgrEvo Environmental Health, Inc. (which subsequently changed its name to Aventis Environmental Science USA LP). The jury rejected all of plaintiff’s antitrust claims and all but one of its contract claims, an undisputed, minor claim for non-payment of invoices of approximately $194,000.

On September 30, 2005, sanofi-aventis Group S.A., the successor to Aventis, S.A. and Aventis Environmental Science USA LP and the parent of Starlink Logistics, Inc. (collectively, “Aventis”) paid to the Company in full and final settlement of all the outstanding claims between the Company and Aventis approximately $10 million. Of this amount, $8.9 million of the settlement is recorded in “Impairment, restructuring and other charges” within the Consolidated Statements of Operations (see Note 4 of the Notes to Consolidated Financial Statements). The payment by Aventis, and the agreement signed in connection with the settlement, terminates Aventis’ post-trial motions and appeals in New York and brings to a conclusion all litigation between the companies.
Central Garden & Pet Company

The Scotts Company v. Central Garden (Southern District of Ohio)

Central Garden v. The Scotts Company & Pharmacia (Northern District of California)

In regards to this matter and related litigation against Central Garden & Pet Company (“Central Garden”), on April 12, 2005, the Sixth Circuit modified in part and affirmed the trial court’s judgment providing for a net award of approximately $15 million to the Company, which we received on July 15, 2005. The Company has recognized the satisfaction of this judgment in its financial results for the period ended July 2, 2005. Details of how the $15 million was reflected in our financial statements are presented in Note 16 of the Notes to Consolidated Financial Statements. This brings to a conclusion all pending litigation between the Company and Central Garden including the previously pending antitrust case in the Northern District of California in which the Company prevailed.
      Pending material legal proceedings are as follows:
U.S. Horticultural Supply, Inc. (F/ K/ A E.C. Geiger, Inc.)
     On November 5, 2004, U.S. Horticultural Supply (“Geiger”) filed suit against the Company in the U.S. District Court for the Eastern District of Pennsylvania. This complaint alleges that the Company conspired with another distributor, Griffin Greenhouse Supplies, Inc., to restrain trade in the horticultural products market, in violation of Sections 1 and 57 of the Sherman Antitrust Act.
      The Company believes that all of Geiger’s claims are without merit and intends to vigorously defend against them. If any of the above actions are determined adversely to the Company, the result could have a material adverse effect on the Company’s results of operations, financial position and cash flows. Any potential exposure that the Company may face cannot be reasonably estimated. Therefore, no accrual has been established related to this matter.
Other
     The Company has been named a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on the Company’s historic use of vermiculite in certain of its products. The complaints in these cases are not specific about the plaintiffs’ contacts with the Company or its products. The Company in each case is one of numerous defendants and none of the claims seeks damages from the Company alone. The Company believes that the claims against it are without merit and is vigorously defending them. It is not currently possible to reasonably estimate a probable loss, if any, associated with the cases and, accordingly, no accrual or reserves have been recorded in the Company’s consolidated financial statements. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material adverse effect on the Company, its financial condition or its results of operations.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of the security holders of The Scotts Miracle-Gro Company during the fourth quarter of fiscal 2005.
SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
     The executive officers of The Scotts Miracle-Gro Company, their positions and, as of December 9, 2005, their ages and years with the Company (and its predecessors) are set forth below.

			Years with
Name	Age	Position(s) Held	Company

James Hagedorn	50	Chief Executive Officer and Chairman of the Board	18
Robert F. Bernstock	55	President	2
Christopher L. Nagel	43	Executive Vice President and Chief Financial Officer	7
David M. Aronowitz	49	Executive Vice President, General Counsel and Corporate Secretary	7
Denise S. Stump	51	Executive Vice President, Global Human Resources	5
      Executive officers serve at the discretion of the Board of Directors and pursuant to employment agreements or other arrangements.
      The business experience of each of the individuals listed above during at least the past five years is as follows:
      Mr. Hagedorn was named Chief Executive Officer and Chairman of the Board of The Scotts Miracle-Gro Company on December 9, 2005. He was originally named Chairman of the Board of The Scotts Company in January 2003 and became Chairman of the Board of The Scotts Miracle-Gro Company in March 2005. He was named President and Chief Executive Officer of The Scotts Company in May 2001, which was merged into The Scotts Company LLC in March 2005. He was also appointed President and Chief Executive Officer of The Scotts Miracle-Gro Company in March 2005. He served as President and Chief Operating Officer of The Scotts Company from April 2000 to May 2001. He also serves as a director for Farms For City Kids Foundation, Inc., Nurse Family Partnership, The CDC Foundation, Embry Riddle/ Aeronautical University, Northshore University Hospital (New York), Scotts Miracle-Gro Foundation and the Intrepid Sea-Air-Space Museum, all charitable organizations. Mr. Hagedorn is the brother of Katherine Hagedorn Littlefield, a director of The Scotts Miracle-Gro Company.
      Mr. Bernstock was named President of The Scotts Miracle-Gro Company on December 9, 2005. He was named President and Chief Operating Officer of The Scotts Company LLC in October 2005. Mr. Bernstock was named Executive Vice President of The Scotts Miracle-Gro Company in March 2005. Mr. Bernstock served as Executive Vice President and President, North America of The Scotts Company LLC and its predecessor The Scotts Company from June 2003 to October 2005. Mr. Bernstock served as Senior Vice President & General Manager — Air Fresheners, Food Products & Branded Commercial Markets of Dial Corporation (“Dial”), a manufacturer and marketer of soap products, laundry detergents, air fresheners and canned meats, from October 2002 to May 2003. From January 2002 to September 2002, he served as Special Advisor to the Chairman and Chief Executive Officer of Verticalnet, Inc., a provider of collaborative supply chain solutions software, and as a consultant to Dial. From January 2001 to January 2002, Mr. Bernstock served as Acting Chairman, President and Chief Executive Officer of Atlas Commerce, Inc. (“Atlas”), a provider of collaborative supply chain solutions software, prior to the acquisition of Atlas by Verticalnet, Inc., in January 2002. From March 1998 to January 2001, he served as President, Chief Executive Officer and a Director of Vlasic Foods International Inc. (“Vlasic”), a producer, marketer and distributor of branded convenience food products. On January 29, 2001, Vlasic and its United States operating subsidiaries filed voluntary petitions for reorganization relief pursuant to Chapter 11 of the United States Bankruptcy Code. From July 1997 to March 1998, Mr. Bernstock served as Executive Vice President of Campbell Soup Company, a manufacturer and marketer of prepared food products, and President of its U.S. Grocery Division. Mr. Bernstock serves as a director of Verticalnet, Inc. and The Pantry, Inc., both public companies and of SecureSheet Technologies, LLC, a private company.

      Mr. Nagel was named Executive Vice President and Chief Financial Officer of The Scotts Miracle-Gro Company in March 2005. Mr. Nagel was named Executive Vice President in February 2003 and Chief Financial Officer in January 2003 of The Scotts Company, which was merged into The Scotts Company LLC in March 2005. From August 2001 to January 2003, he served as Senior Vice President, North America and Corporate Finance of The Scotts Company. From September 1998 to August 2001, Mr. Nagel served as Vice President and Corporate Controller of The Scotts Company. Mr. Nagel serves as a director of the Leukemia & Lymphoma Society, Central Ohio Chapter, a charitable organization.
      Mr. Aronowitz was named Executive Vice President, General Counsel and Corporate Secretary of The Scotts Miracle-Gro Company in March 2005. He was previously named Executive Vice President, General Counsel and Secretary of The Scotts Company in October 2001, which was merged into The Scotts Company LLC in March 2005. He was Senior Vice President, Assistant General Counsel and Assistant Secretary of The Scotts Company from February 2000 to October 2001.
      Ms. Stump was named Executive Vice President, Global Human Resources of The Scotts Miracle-Gro Company in March 2005. Ms. Stump was named Executive Vice President, Global Human Resources of The Scotts Company in February 2003, which was merged into The Scotts Company LLC in March 2005. She was named Senior Vice President, Global Human Resources of The Scotts Company in October 2002. From July 2001 until October 2002, Ms. Stump served as Vice President, Human Resources North America, of The Scotts Company. From September 2000 until July 2001, Ms. Stump served as Vice President, Human Resources Technology and Operations of The Scotts Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The common shares of The Scotts Miracle-Gro Company trade on the New York Stock Exchange under the symbol “SMG”. The quarterly share prices have been adjusted to reflect the 2-for-1 stock split on November 9, 2005 to shareholders of record on November 2, 2005.

	Sale Prices

	High	Low

FISCAL 2005
First quarter	$36.83	$30.95
Second quarter	$36.19	$33.29
Third quarter	$36.56	$33.55
Fourth quarter	$43.97	$36.19

FISCAL 2004
First quarter	$30.10	$27.63
Second quarter	$31.98	$28.92
Third quarter	$34.28	$30.93
Fourth quarter	$32.10	$28.01
      On June 22, 2005, The Scotts Miracle-Gro Company announced that its Board of Directors had approved the establishment of a quarterly cash dividend. The $0.50 per share (adjusted for the 2-for-1 stock split distributed November 9, 2005) annual dividend is to be paid in quarterly increments beginning in the fourth quarter of fiscal 2005. The first and second of these quarterly dividends were paid on September 1, 2005 and December 1, 2005.
      The payment of future dividends, if any, on the common shares will be determined by the Board of Directors of The Scotts Miracle-Gro Company in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors.
      As of November 17, 2005, there were approximately 42,500 shareholders including holders of record and our estimate of beneficial holders.
      Neither The Scotts Miracle-Gro Company nor any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of The Scotts Miracle-Gro Company during the fiscal quarter ended September 30, 2005. On October 27, 2005, The Scotts Miracle-Gro Company announced that its Board of Directors had approved a $500 million share repurchase program. This repurchase program is authorized for five years and we currently anticipate allocating approximately $100 million per year to the program.

ITEM 6. SELECTED FINANCIAL DATA
Five-Year Summary(1)(2)
For the fiscal year ended September 30,
(in millions, except per share amounts)

	2005(3)	2004	2003	2002	2001

OPERATING RESULTS(4):
Net sales	$2,369.3	$2,106.5	$1,941.6	$1,772.9	$1,697.9
Gross profit	860.4	792.4	701.7	649.4	613.6
Income from operations	200.9	252.8	231.6	238.4	113.4
Income from continuing operations (net of tax)	100.4	100.5	103.2	100.5	13.9
Net income	100.6	100.9	103.8	82.5	15.5
Depreciation and amortization	67.2	57.7	52.2	43.5	63.6
FINANCIAL POSITION:
Working capital	301.6	396.7	364.4	278.3	249.1
Current ratio	1.6	1.9	1.8	1.6	1.5
Property, plant and equipment, net	337.0	328.0	338.2	329.2	310.7
Total assets	2,018.9	2,047.8	2,030.3	1,914.1	1,854.8
Total debt to total book capitalization	27.7%	41.9%	51.0%	58.3%	63.7%
Total debt	393.5	630.6	757.6	829.4	887.8
Total shareholders’ equity	1,026.2	874.6	728.2	593.9	506.2
CASH FLOWS:
Cash flows from operating activities	226.7	214.2	216.1	238.9	65.7
Investments in property, plant and equipment	40.4	35.1	51.8	57.0	63.4
Cash invested in acquisitions, including seller note payments	84.6	20.5	57.1	63.0	37.6
PER SHARE DATA:
Basic earnings per common share(5)	$1.51	$1.56	$1.68	$1.41	$0.27
Diluted earnings per common share(5)	1.47	1.52	1.62	1.30	0.25
Total cash dividends	8.6	—	—	—	—
Dividends per share	$0.125	—	—	—	—
Stock price at year-end	43.97	32.08	27.35	20.85	17.05
Stock price range — High	43.97	34.28	28.85	25.18	23.55
Stock price range — Low	30.95	27.63	21.77	17.23	14.44
OTHER:
EBITDA(6)	268.1	310.5	283.8	281.9	177.0
Interest coverage (EBITDA/interest expense)(6)	6.3	3.3	4.1	3.7	2.0
Weighted average common shares outstanding	66.8	64.7	61.8	58.6	56.8
Common shares and dilutive potential common shares used in diluted EPS calculation	68.6	66.6	64.3	63.3	60.8

(1)	All common share and per share information presented in the above five-year summary have been adjusted to reflect the 2-for-1 stock split of the common shares which was distributed on November 9, 2005 to shareholders of record on November 2, 2005.

(2)	The information presented for all periods in the above five-year summary has been adjusted to reflect: (a) as net sales, amounts previously reported as net commission from the Roundup® marketing agreement, and (b) as net sales and cost of sales, certain reimbursements and costs associated with the marketing agreement on a gross basis that was previously reported on a net basis, with no effect to net income. For further discussion of these adjustments, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and Note 3 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

(3)	Fiscal 2005 includes Smith & Hawken® from the October 2, 2004 date of acquisition. See further discussion of acquisitions in “ITEM 1. BUSINESS” and in Note 5 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

(4)	Operating results includes the following items segregated by accounts effected on the Consolidated Statements of Operations included with the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	For the fiscal year ended September 30,

	2005	2004	2003	2002	2001

Net sales includes the following relating to the Roundup® Marketing Agreement:
Net commission (expense) income	$(5.3)	$28.5	$17.6	$16.2	$20.8
Reimbursements associated with the Marketing Agreement	40.7	40.1	36.3	33.0	32.3
Deferred contribution charge (see Management’s Discussion and Analysis and Note 3 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K)	(45.7)	—	—	—	—
Cost of sales includes:
Costs associated with the Marketing Agreement	40.7	40.1	36.3	33.0	32.3
Restructuring and other charges (income)	(0.3)	0.6	9.1	1.7	7.3
SG&A includes:
Restructuring and other charges	9.8	9.1	8.0	8.1	75.7
U.K. and other impairment charges	23.4	—	—	—	—
Interest expense includes:
Costs related to refinancings	1.3	45.5	—	—	—
Net income includes:
Cumulative effect of accounting for intangible assets, net of tax	—	—	—	(18.5)	—

(5)	Basic and diluted earnings per share would have been as follows if the accounting change for intangible assets adopted in the fiscal year beginning October 1, 2001, had been adopted as of October 1, 2000:

For the fiscal year ended
September 30, 2001

Income available to common shareholders	$32.1
Basic earnings per share	0.57
Diluted earnings per share	0.53

(6)	EBITDA is defined as income from operations, plus depreciation and amortization. We believe that EBITDA provides additional information for determining our ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by accounting principles generally accepted in the United States of America, and EBITDA does not necessarily indicate whether cash flow will be sufficient to meet cash requirements. EBITDA margin is calculated as EBITDA divided into net sales. Our measure of EBITDA, which may not be similar to other similarly titled captions used by other companies, excludes $24.9 million of cash expenses related to the refinancings of our credit facility and redemption our 8 5/8% subordinated notes in fiscal 2004. These expenses have been excluded since they are deemed to be financing related costs that are typically excluded from the presentation of EBITDA and the definitions used by our lenders to evaluate the Company’s compliance with its debt agreements. A numeric reconciliation of EBITDA to income from operations is as follows:

	For the fiscal year ended September 30,

	2005	2004	2003	2002	2001

Income from operations	$200.9	$252.8	$231.6	$238.4	$113.4
Depreciation and amortization	67.2	57.7	52.2	43.5	63.6

EBITDA	$268.1	$310.5	$283.8	$281.9	$177.0

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The purpose of this discussion is to provide an understanding of the Company’s financial results and condition by focusing on changes in certain key measures from year to year. Management’s Discussion and Analysis (MD&A) is organized in the following sections:

•	Executive summary

•	Results of operations

•	Liquidity and capital resources

•	Critical accounting policies and estimates

•	Management’s outlook
      On November 9, 2005, The Scotts Miracle-Gro Company distributed a 2-for-1 stock split of the common shares to shareholders of record on November 2, 2005. At the end of fiscal 2005, on a split-adjusted basis, The Scotts Miracle-Gro Company had approximately 68.6 million diluted common shares outstanding. To enhance comparability going forward, all share and per share information referred to in this MD&A and elsewhere in this Annual Report on Form 10-K have been adjusted to reflect this stock split for all periods presented.
      Effective with the fiscal 2005 Form 10-K and 2005 Annual Report to Shareholders, we have made changes to our Consolidated Statements of Operations, which management believes improves the overall presentation. With respect to the Amended and Restated Exclusive Agency and Marketing Agreement (the “Marketing Agreement”) with Monsanto Company (“Monsanto”), we have made two presentational changes. First, we have reclassified as net sales the amounts previously reported as net commission from the Marketing Agreement. Second, net sales and cost of sales have been adjusted to reflect certain reimbursements and costs associated with the Marketing Agreement on a gross basis that was previously reported on a net basis, with no effect on gross profit or net income. See further details regarding these matters in Note 3 of the Notes to Consolidated Financial Statements. Furthermore, we have simplified the presentation of selling, general and administrative expenses presented on the face of the Consolidated Statements of Operations. Details of this line item are included in the Results of Operations section of this MD&A.
Executive Summary
      We are dedicated to delivering strong, consistent financial results and outstanding shareholder returns by providing consumers with products of superior quality and value to enhance their outdoor living environments. We are a leading manufacturer and marketer of consumer branded products for lawn and garden care and professional horticulture in North America and Europe. We are Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We have a presence in Australia, the Far East, Latin America and South America. Also, in the United States, we operate what we believe to be the second largest residential lawn service business, Scotts LawnService®. In fiscal 2005, our operations were divided into the following reportable segments: North America, Scotts LawnService®, International, and Corporate & Other. The Corporate & Other segment consists of the recently acquired Smith & Hawken® business and corporate general and administrative expenses.
      As a leading consumer branded lawn and garden company, we focus our consumer marketing efforts, including advertising and consumer research, on creating consumer demand to pull products through the retail distribution channels. In the past three years, we have spent approximately 5% of our net sales annually on media advertising to support and promote our products and brands. We have applied this consumer marketing focus for the past several years, and we believe that we receive a significant return on these marketing expenditures. We expect we will continue to focus our marketing efforts toward the consumer and make additional targeted investments in consumer marketing expenditures in the future to continue to drive market share and sales growth. In fiscal 2006, we expect to increase advertising spending by 18% to 20% as we reinvest a portion of our selling, general and administrative cost savings to strengthen our brands.

      Our sales are susceptible to global weather conditions. For instance, periods of wet weather can adversely impact sales of certain products, while increasing demand for other products. We believe that our past acquisitions have somewhat diversified both our product line risk and geographic risk to weather conditions.

	Percent Net Sales
	by Quarter

	2005	2004	2003

First Quarter	10.4%	8.7%	9.0%
Second Quarter	34.3%	35.2%	35.1%
Third Quarter	38.0%	38.2%	37.7%
Fourth Quarter	17.3%	17.9%	18.2%
      Due to the nature of our lawn and garden business, significant portions of our shipments occur in the second and third fiscal quarters. Over the past few years, retailers have reduced their pre-season inventories by relying on us to deliver products “in season” when consumers seek to buy our products.
      Management focuses on a variety of key indicators and operating metrics to monitor the health and performance of our business. These metrics include consumer purchases (point-of-sale data), market share, net sales (including volume, pricing and foreign exchange), gross profit margins, income from operations, net income and earnings per share. To the extent applicable, these measures are evaluated with and without impairment, restructuring and other charges. We also focus on measures to optimize cash flow and return on invested capital, including the management of working capital and capital expenditures.
      The 2005 long-term strategic improvement plan, initiated in June 2005, is focused on improving organizational effectiveness, implementing better business processes, reducing selling, general and administrative (S,G&A) expenses, and increasing spending on consumer marketing and innovation. While we have generated strong financial performance over the past several years, management believes even better results can be achieved. We recently announced that we expect the strategic improvement plan will increase annual pre-tax earnings by $25 to $30 million beginning in fiscal 2006, exclusive of restructuring costs that will likely extend into the first half of fiscal 2006, with an additional $25 to $30 million of savings being reinvested in consumer marketing, technology and innovation.
      Beginning in fiscal 2002, we embarked on an International Profit Improvement Plan. This effort has been focused on reorganization and rationalization of our European supply chain, increased sales force productivity, and a shift to pan-European category management of our product portfolio. While International profitability had improved through fiscal 2004, last year we announced we were exploring all options for our International business, with the goal of improving shareholder value. After exploring various alternatives, we have decided that continued ownership and investment in our International business is the best alternative based on the current facts and circumstances. Our International efforts in fiscal 2006 and beyond will be focused on improving our competitive position, reducing costs within the business and realigning the organization to better leverage our knowledge of the market place and the consumer.
      We continue to view strategic acquisitions as a means to enhance our strong core businesses. In October 2004, we invested $73.6 million in the acquisition of Smith & Hawken®, a leading brand in the outdoor living and gardening lifestyle category. We are pleased with the direction this business is headed after the first year of ownership, having already made a number of significant improvements in the operations of the business, including supply chain execution and marketing and merchandising strategy, which will improve profitability.
      We continue to invest in the growth of our Scotts LawnService® business, including three acquisitions in fiscal 2005 totaling $6.4 million. Over the past five years, we have invested over $95 million to expand Scotts LawnService® via acquisitions.
      Subsequent to the fiscal 2005 year-end, we completed two acquisitions. Effective October 3, 2005, we acquired all the outstanding shares of Rod McLellan Company (RMC) for a total of $22 million. RMC is a leading branded producer and marketer of soil and landscape products in the western U.S. This business will be integrated into our existing Growing Media business. Effective November 18, 2005, we acquired Gutwein & Co. Inc. (Gutwein), for approximately $77 million in cash. Through its Morning Song® brand,

Gutwein is a leader in the growing U.S. wild bird food category, generating approximately $80 million in annual revenues. Morning Song® products are sold at leading mass retailers, grocery, pet and general merchandise stores. This is our first acquisition in the wild bird food category and we are excited about the opportunity to leverage the strengths of both organizations to drive continued growth in this category.
      Prior to fiscal 2005, we had not paid dividends on our common shares. Based on the levels of cash flow generated by our business in recent years and our improving financial condition, on June 22, 2005, we announced that The Scotts Miracle-Gro Company’s Board of Directors approved an annual dividend of 50-cents per share, to be paid in 12.5-cent quarterly increments beginning in the fourth quarter of fiscal 2005. Our first and second quarterly dividends were paid on September 1, 2005 and December 1, 2005, respectively. In addition to the 2-for-1 stock split noted earlier, on October 27, 2005, The Scotts Miracle-Gro Company announced that its Board of Directors approved a $500 million share repurchase program. This repurchase program is authorized for five years and we currently anticipate allocating approximately $100 million per year to the program.
Results of Operations
     The following table sets forth the components of income and expense as a percentage of net sales for the three years ended September 30, 2005:

	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of sales	63.7	62.4	63.4
Restructuring and other charges	0.0	0.0	0.5

Gross profit	36.3	37.6	36.1
Operating expenses:
Selling, general and administrative	26.7	25.7	24.4
Impairment, restructuring and other charges	1.4	0.4	0.4
Other income, net	(0.3)	(0.5)	(0.6)

Income from operations	8.5	12.0	11.9
Costs related to refinancings	0.1	2.2	0.0
Interest expense	1.8	2.3	3.6

Income before income taxes	6.6	7.5	8.3
Income taxes	2.4	2.8	3.0

Income from continuing operations	4.2	4.7	5.3
Income from discontinued operations	0.0	0.0	0.0

Net income	4.2%	4.7%	5.3%

Net Sales
     Consolidated net sales for fiscal 2005 increased 12.3% to $2.37 billion from $2.11 billion in fiscal 2004. Excluding the impact of Smith & Hawken®, fiscal 2005 net sales were $2.21 billion, an increase of 4.7%. Net price increases and foreign exchange rate changes accounted for 1.9% and 1.2% of the annual increase in net sales, respectively. North America segment sales grew 6.4% to $1.67 billion, 4.2% from volume growth and 2.3% on net pricing. Scotts LawnService® net sales were $159.8 million in fiscal 2005, up 18.2% from fiscal 2004, driven by volume and pricing growth of 15.0%, with acquisitions accounting for the balance of the revenue growth. International segment sales increased by 6.1% to $430.3 million in fiscal 2005, 1.6% from volume growth and 4.5% attributable to the positive impact of foreign exchange rates. In fiscal 2004, worldwide net sales totaled $2.11 billion, an increase of 8.8% compared to fiscal 2003. Positive impacts from foreign exchanges rates contributed 2.3% to sales growth, while the impact of changes in selling prices was not material to fiscal 2004.
Gross Profit
     Fiscal 2005 gross profit margins declined 130 basis points compared to fiscal 2004. The Roundup® marketing agreement contribution charge of $45.7 million discussed in detail below reduced fiscal 2005 gross margin by approximately 90 basis points. Smith & Hawken® has gross margins below the Company’s average, accounting for approximately 30 basis points of the decline. From an operating segment standpoint, North America gross margins increased 50 basis points, primarily on a higher net Roundup® commission, while pricing offset increased commodity costs. Scotts LawnService® gross margins improved as frontline labor and supervisory productivity and fleet management improvements offset higher fuel costs. Gross margins declined in the International segment primarily due to higher commodity and supply chain costs.
      Gross margins include the net commission from the Roundup® marketing agreement, which in fiscal 2005 was a net expense of $5.3 million. In the third quarter of fiscal 2005, the Company recorded a charge of $45.7 million to reflect a liability for the outstanding balance of the deferred contribution amounts payable to Monsanto under the Roundup® marketing agreement. Previously, we had not recognized the contribution amounts deferred under the Roundup® marketing agreement until such deferred amounts were paid, based on management’s evaluation of the surrounding facts and circumstances. We now believe it is appropriate to record the liability based on numerous factors, including the recent strong financial performance of the Roundup® business. In October 2005, the then outstanding balance of deferred contribution amount was paid to Monsanto, providing savings to us because this liability carried 8.0% interest compared to our interest rate on incremental borrowings of approximately 5.0%. Excluding this charge, the commission would have been $40.4 million for fiscal 2005, compared with $28.5 million a year earlier. The increase in the pre-charge net Roundup® commission was primarily attributable to the strong sales profitability of this brand in fiscal 2005.
      Gross profit margins for fiscal 2004 increased 150 basis points versus fiscal 2003. Gross profit margins were higher in all three segments, as favorable product mix and operating efficiencies more than offset cost pressures primarily from higher fuel and commodity costs, including urea. Lastly, restructuring and other expense in fiscal 2003 costs of sales, primarily related to International supply initiatives, contributed approximately 50 basis points to the fiscal 2004 gross profit margin improvement.
Selling, General and Administrative Expenses (in millions)

	2005	2004	2003

Advertising	$122.5	$105.0	$97.7
Selling, general and administrative	486.6	419.6	361.8
Stock-based compensation	9.9	7.8	4.8
Amortization of intangibles	14.8	8.3	8.6

	$633.8	$540.7	$472.9

      Advertising expenses in fiscal 2005 were $122.5 million, an increase of $17.5 million from fiscal 2004. Excluding the impact of Smith & Hawken®, advertising expense was 5.0% of net sales in fiscal 2005 compared to 5.2% in fiscal 2004. Increases in media spending in North America and Scotts LawnService® were offset by more focused International media spending. In fiscal 2004, advertising expenses increased $7.3 million from fiscal 2003. Excluding foreign exchange impacts, fiscal 2004 advertising increased $4.6 million or 4.7%, roughly in line with the growth in net sales. The dollar spending increase was focused on Ortho® products and Canada in North America, and Evergreen® lawn fertilizer in the United Kingdom.
      S,G&A expenses in fiscal 2005 were $486.6 million compared to $419.6 million in fiscal 2004. Excluding Smith & Hawken®, S,G&A spending was $450.3 million, an increase of $30.7 million or 7.3%. This increase was primarily the result of outside legal fees associated with litigation matters, Sarbanes-Oxley associated compliance costs, expansion of Scotts LawnService®, foreign exchange rates and incremental North America selling expense (primarily for increased home center support), partially offset by lower non-restructuring severance costs in North America and International. In fiscal 2004, S,G&A spending increased $57.8 million or 16.0%. This increase was primarily due to investments in North America marketing research and in-store merchandising to support growth in the home center channel, increased sales and management incentives (resulting from improved performance against incentive targets), higher legal costs and foreign exchange rates.

      We began expensing stock options commencing with grants issued in fiscal 2003. The majority of stock options vest over a three-year period subsequent to the grant date, so the expense associated with an option grant is generally recognized ratably over three years. As such, 2005 is the first year that includes a full charge for three years of option grants. Forfeitures reduced the fiscal 2005 expense by approximately $2.2 million.
      Amortization of intangibles increased in fiscal 2005, primarily as a result of a comprehensive review of intangibles and corrections to the accumulated amortization of certain intangible assets. Recent acquisitions, primarily Smith & Hawken® and Scotts LawnService® locations, also contributed to this increase.
Impairment, Restructuring and Other Charges, net (in millions)

	2005	2004	2003

Impairment charges	$23.4	$—	$—
Restructuring — severance and related	26.3	9.1	8.0
Litigation related income	(16.8)	—	—
Other	0.3	—	—

	$33.2	$9.1	$8.0

      Impairment, restructuring and other charges in fiscal 2005 were the result of several significant events. In the first quarter of fiscal 2005, we completed our annual impairment analysis of goodwill and indefinite-lived intangible assets and determined that tradenames associated with our consumer business in the United Kingdom were impaired. The reduction in the value of the tradenames has resulted primarily from a decline in the profitability of the U.K. growing media business and unfavorable category mix trends. Although management is developing strategies focused on significantly improving the profitability of the United Kingdom business, an assessment of future cash flows indicated that an impairment charge against the book value of the tradenames was appropriate. Accordingly, an impairment charge of $22.0 million was recorded in the first quarter of fiscal 2005. No impairment charge was recorded in fiscal 2004.
      Fiscal 2005 restructuring charges for severance and related costs were primarily associated with our fiscal 2005 long-term strategic improvement plan. As a result of this program, approximately 110 associates accepted early retirement or were severed during the last four months of fiscal 2005. Fiscal 2004 restructuring charges consisted of $6.1 million related to the restructuring of our International management team and $3.0 million related to outsourcing of our data center and application software functions. Fiscal 2003 restructuring charges were related to our International profit improvement plan and the exiting of an administrative facility in North America.
      Litigation related income is attributable to two separate matters in fiscal 2005. In the fourth quarter of fiscal 2001, as a result of collection concerns, we recorded a reserve against accounts receivable from Central Garden & Pet Company (Central Garden). This charge was recorded in impairment, restructuring and other changes, net. After nearly five years of pursuing collection of these receivables via litigation, we received payment totaling $15.0 million on July 14, 2005. As a result, we reversed $7.9 million of the Central Garden reserve recorded in fiscal 2001. In September 2005, we reached a settlement with sanofi-aventis related to our litigation of matters related to the Aventis business. In relation to this settlement, we received a net $8.9 million settlement on September 30, 2005.
Other Income, net
     Other income, net was $7.5 million for fiscal 2005, compared to $10.2 million in fiscal 2004. Other income for fiscal 2005 resulted primarily from $4.1 million awarded to us as part of the Central Garden judgment discussed above and royalty income, partially offset by foreign currency losses. Other income in fiscal 2004 and fiscal 2003 was attributable to royalty income, gains on foreign currency transactions, Scotts LawnService® franchise fees and cost subsidies related to the sale of peat bogs in the United Kingdom, for which a portion of the cost benefit was historically recorded as other income (fiscal 2004 was the final year we received such subsidies.)

Income from Operations
     Income from operations in fiscal 2005 was $200.9 million, compared to $252.8 million in fiscal 2004. As noted above, income from operations in fiscal 2005 includes the following charges: (1) $45.7 million related to the Roundup® deferred contribution charge; (2) a $22.0 million charge for impairment of U.K. intangibles; and (3) $26.3 million in restructuring charges. These were partially offset by $16.8 million of litigation related income as discussed above. The remainder of the change in income from operations is attributable to higher net sales and gross profit margins, and significantly higher earnings from the Roundup® marketing agreement, partially offset by higher legal and Sarbanes-Oxley compliance costs and sales force investments in North America.
      Income from operations in fiscal 2004 increased $21.2 million from fiscal 2003, which was partially attributable to a $7.4 million reduction in restructuring and other charges, in Cost of Sales and S,G&A combined. Fiscal 2004 included $9.8 million in restructuring activities, primarily related to restructuring of the International management team and outsourcing of certain technology functions. The remainder of the change in income from operations is attributable to higher net sales and gross profit margins, and significantly higher earnings from the Roundup® marketing agreement, partially offset by investments in media advertising and higher S,G&A expenses.
Interest Expense and Refinancing Activities
     We have refinanced our debt arrangements several times over the past two years to take advantage of our improving financial position and favorable market conditions. In October 2003, we tendered nearly all of our $400 million then outstanding senior subordinated notes that bore interest at 8 5/8% and issued $200 million of new senior subordinated notes bearing interest at 6 5/8%. At the time, we also secured a new credit facility at more favorable terms than our previous arrangement. Refinancing costs associated with these transactions were $44.3 million, including premiums paid on the redemption of the 8 5/8% notes, write-off of previously deferred financing and treasury lock costs and transactions fees. In August 2004, we refinanced the term loan facility under a new credit agreement with new term loans, providing for improved terms and borrowing costs. Costs charged associated with this refinancing were $1.2 million.
      In July 2005, we entered into a new credit agreement that provided for a significantly increased revolving credit facility and allowed us to repay our outstanding term notes, again providing for improved terms and borrowing costs. Costs charged against income from operations associated with this refinancing were $1.3 million.
      Interest expense decreased from $48.8 million in fiscal 2004 to $41.5 million in fiscal 2005. The decrease in interest expense was primarily attributable to a $113.9 million reduction in average borrowings, coupled with nine basis point reduction in our weighted average interest rate to 5.83%.
      In fiscal 2004, interest expense decreased $20.4 million compared to fiscal 2003. The decrease in interest expense was due to a $107.0 million reduction in average borrowings coupled with a reduction in our weighted average interest rate (from 7.42% in fiscal 2003 to 5.92% in fiscal 2004) resulting from more favorable borrowing arrangement terms as secured by the debt refinancings and a favorable interest rate environment.
Income Taxes
     The effective tax rate for fiscal 2005 was 36.5% compared to 36.7% in fiscal 2004 and 36.5% in fiscal 2003. In fiscal 2005, our income tax rate benefited primarily as a result of favorable developments related to prior year foreign tax exposures. In fiscal 2004, our effective tax rate benefited from an adjustment of state deferred income taxes resulting from a detailed review of state effective tax rates and increased utilization of foreign tax credits. The effective tax rate in fiscal 2003 was favorably impacted by an adjustment of state deferred income taxes resulting from a detailed review of state effective tax rates, and increased utilization of foreign tax credits. We anticipate the effective tax rate will be 37.0% to 37.5% going forward.

    Net Income and Earnings per Share
     We reported income from continuing operations of $100.4 million in fiscal 2005, compared to $100.5 million in fiscal 2004. Income from discontinued operations pertains to the disposal of our professional growing media business at the end of fiscal 2004. Reported net income, including income from discontinued operations, decreased from $100.9 million or $1.52 per diluted share in fiscal 2004 to $100.6 million or $1.47 per diluted share in fiscal 2005. As described in the Income from Operations discussion, the benefit from solid sales growth in fiscal 2005 was offset by significant Roundup®, impairment and restructuring charges. Average diluted shares outstanding increased from 66.6 million in fiscal 2004 to 68.6 million in fiscal 2005, due to option exercises and the impact on common stock equivalents of a higher average share price.
      In fiscal 2004, we reported income from continuing operations of $100.5 million, compared to $103.2 million in fiscal 2003. Reported net income, including income from discontinued operations, decreased from $103.8 million or $1.62 per share in fiscal 2003 to $100.9 million or $1.52 per share in fiscal 2004. The increase in income from operations in 2004 compared to 2003 as described above and a significant reduction in interest expense were offset by costs associated with debt refinancings in 2004. Average diluted shares outstanding increased from 64.3 million in fiscal 2003 to 66.6 million in fiscal 2004, due to option exercises and the impact on common stock equivalents of a higher average share price.
    Segment Results
     In fiscal 2005, our operations were divided into the following reportable segments: North America, Scotts LawnService®, International, and Corporate & Other. The Corporate & Other segment consists of the recently acquired Smith & Hawken® business and corporate general and administrative expenses. Segment performance is evaluated based on several factors, including income from operations before amortization, and impairment, restructuring and other charges, which is a non-GAAP financial measure. Management uses this measure of operating profit to gauge segment performance because we believe this measure is the most indicative of performance trends and the overall earnings potential of each segment.
Net Sales by Segment (in millions)

	2005	2004	2003

North America	$1,668.1	$1,569.0	$1,461.0
Scotts LawnService®	159.8	135.2	110.4
International	430.3	405.6	373.5
Corporate & other	159.6	—	—

Segment total	2,417.8	2,109.8	1,944.9
Roundup® deferred contribution charge	(45.7)	—	—
Roundup® amortization	(2.8)	(3.3)	(3.3)

	$2,369.3	$2,106.5	$1,941.6

Operating Profit by Segment (in millions)

	2005	2004	2003

North America	$343.9	$306.1	$282.3
Scotts LawnService®	13.1	9.4	6.0
International	34.3	29.3	29.4
Corporate & other	(94.2)	(70.6)	(57.1)

Segment total	297.1	274.2	260.6
Roundup® deferred contribution charge	(45.7)	—	—
Roundup® amortization	(2.8)	(3.3)	(3.3)
Amortization	(14.8)	(8.3)	(8.6)
Impairment of intangibles	(23.4)	—	—
Restructuring and other charges	(9.5)	(9.8)	(17.1)

	$200.9	$252.8	$231.6

North America
     North America segment net sales were $1.67 billion in fiscal 2005, an increase of 6.4% from fiscal 2004. Of the increase in North America net sales, approximately 2.3% was attributable to pricing. Within the North America segment, Gardening Products net sales, which include growing media and garden fertilizers, increased 9.8% with higher sales of value-added Miracle-Gro® garden soils and potting mix, Shake ’n Feed® continuous release plant food and Organic Choice® garden soils. Net sales of Ortho® products increased by 11.0% in fiscal 2005, driven largely by the successful launches of Home Defense® Max®, Weed B Gon® Maxtm, and Ortho® Season-Long Grass and Weed Killer concentrate. Excluding the favorable impact of foreign exchange, the Canadian group of North America posted a 23.0% net sales increase in fiscal 2005. Unfavorable early season weather conditions adversely impacted the Lawns group within North America, resulting in net sales that were flat compared to fiscal 2004.
      During fiscal 2004, North America segment sales increased 7.5%. Within the North America segment, Lawns net sales increased 4.6% due to continued strong sales of value-added combination products, such as Turf Builder® Fertilizer with Halts® Crabgrass Preventer, Turf Builder® with Plus 2® Weed Control and Bonus® S, offset by spreader and grass seed sales which were essentially flat year-over-year. Gardening Products sales, which include growing media and garden fertilizers, increased 3.1% with higher sales of value-added Miracle-Gro® potting mix and garden soils partially offset by lower sales of commodity growing media products. Net sales of Ortho® products increased a robust 16.1%, driven largely by the successful launches of Bug B Gon Max®, Ortho® Season-Long Grass and Weed Killer and a new range of opening price point weed and insect control products under the Ortho® Basic Solutions label at a major retailer.
      In fiscal 2005, North America segment operating income increased $37.8 million or 12.3%. Higher sales volume and gross profits, product price increases, strong performance in the Roundup® business and moderate increases in S,G&A spending more than offset higher commodity and fuel costs, investments in the home center sales team, and in research and development projects.
      During fiscal 2004, North America segment operating income increased $23.8 million or 8.4%. Higher sales volume, favorable product mix, largely due to new product introductions within the Ortho® line, a continued shift to value-added Growing Media sales, increased penetration of value-added lawn combination products and warehousing and distribution efficiencies more than offset higher urea and freight costs and increased advertising and S,G&A expenses.
Scotts LawnService®
     In fiscal 2005, we continued the expansion of our Scotts LawnService® business. Through acquisitions and internal growth, revenues have increased from approximately $42 million in fiscal 2001 to $159.8 million in fiscal 2005. We invested $6.4 million of capital in lawn care acquisitions in fiscal 2005 and expect to continue to make selective acquisitions in fiscal 2006 and beyond.

      Scotts LawnService® segment net sales increased $24.6 million or 18.2% in fiscal 2005. In fiscal 2004, Scotts LawnService® net sales increased 22.5% or $24.8 million. The growth in net sales for both years has been from increased customer retention, higher new customer sales during the peak spring selling season, geographic expansion and the full year impact of recent acquisitions. The impact of acquisitions contributed approximately 3.6% and 5.4% of revenue growth in 2005 and 2004, respectively.
      Operating income for the Scotts LawnService® segment increased $3.7 million or 39.4% in fiscal 2005 and $3.4 million or 56.7% in fiscal 2004. These increases are the result of revenue growth and improving operating margins where we are balancing capturing scale economies as we grow with making the appropriate infrastructure investments to support future growth and service levels.
International
      Fiscal 2005 International segment net sales increased $24.7 million or 6.1% compared to fiscal 2004. Excluding the effects of currency fluctuations, the fiscal 2005 net sales increase was 1.1%. Lower sales in France and the Benelux countries largely offset higher sales in the International professional business, Central Europe and the United Kingdom.
      Net sales for the International segment in fiscal 2004 grew 8.6% or $32.1 million compared to fiscal 2003. Excluding the effects of currency fluctuations and the impact of discontinuing the sale of certain low margin professional growing media products, net sales were essentially unchanged in fiscal 2004 versus the prior year. Sales increases in the United Kingdom and the International professional business were offset by lower sales in Central Europe and the Benelux countries, principally due to cold and wet spring weather conditions.
      International segment operating income grew $5.0 million or 17.1% in fiscal 2005, compared to fiscal 2004. Excluding favorable foreign exchange rates, International segment operating income increased 8.5%. The increase in fiscal 2005 operating income was attributable to modest revenue growth and reduced S,G&A spending, partially offset by lower gross margins.
      In fiscal 2004, International operating income decreased $0.1 million, as favorable foreign currency impacts and a higher Roundup® commission were offset by increases in media and S,G & A spending.
Corporate & Other
      The loss in Corporate & Other increased by $23.5 million in fiscal 2005. As discussed earlier, this was largely driven by increased legal and Sarbanes-Oxley compliance costs.
Management’s Outlook
      We are very pleased with our performance in fiscal 2005. Despite upward pressure on commodity raw material costs and poor early season weather conditions in North America and Europe, we delivered record net sales and strong earnings for the year. Our sales results were driven by strong point of sales growth in our North America business, particularly gardening and control products, and continued expansion of our Scotts LawnService® business.
      Our strong results in fiscal 2005 have set the stage for another successful year in 2006. We are committed to executing the strategic initiatives outlined in “ITEM 1. BUSINESS — Strategic Initiatives”, all of which will increase operating profits, secure future growth opportunities an strengthen the Company’s franchise for our consumers, our retail partners and our shareholders.
      From a financial perspective, the execution of our strategic plan will also allow us to continue to improve Return on Invested Capital (ROIC) and free cash flows. Our dividends and stock repurchase program will allow us to return funds to shareholders while maintaining our targeted capital structure and allowing for opportunistic acquisitions.
      For certain information concerning our risk factors, see “ITEM 1A. RISK FACTORS.”
Liquidity and Capital Resources
      Net cash provided from operating activities was $226.7 million for fiscal 2005, compared to $214.2 million for fiscal 2004. This strong cash flow performance was fueled by increased profitability

(excluding the non-cash costs related to the $22.0 million impairment charge for certain U.K. intangible assets) and reduced working capital associated with higher payroll and miscellaneous accrued liabilities.
      The seasonal nature of our operations generally requires cash to fund significant increases in working capital (primarily inventory) during the first half of the year. Receivables and payables also build substantially in the second quarter of the year in line with the timing of sales as the spring selling season begins. These balances liquidate during the June through September period as the lawn and garden season unwinds. Unlike our core retail business, Scotts LawnService® typically has its highest receivables balances in the fourth quarter because of the seasonal timing of customer applications and extra services revenues.
      Investing activities over the past three years have been directed towards a number of acquisitions to support the growth and expansion of our Scotts LawnService® business. In addition, on October 2, 2004, we acquired all outstanding shares of Smith & Hawken® for a total cost of $73.6 million (net of cash acquired). Capital spending on property, plant and equipment has declined since fiscal 2003 when major capital investments were made in the information systems area (principally supply chain related). The investment and redemption of available-for-sale securities represents the impact of investing in adjustable rate notes (“Notes”) during fiscal 2004. These investments were made in lieu of investing excess cash in overnight funds as the Notes offered an improved yield with comparable risk. The Notes were redeemed and converted into cash on October 1, 2004, to partially fund the acquisition of Smith & Hawken®.
      Financing activities used cash of $195.2 million and $133.0 million in fiscal 2005 and fiscal 2004, respectively. We have aggressively managed our credit agreements and borrowings to maximize the benefit of our improving capital structure and debt facilities. To this end, approximately $211 million of debt was retired in fiscal 2005 in addition to the approximately $144 million retired in fiscal 2004. We also paid our first ever common share dividend in the fourth quarter of fiscal 2005 in the amount of $8.6 million. Continuation of this dividend will require an ongoing annual cash cost of approximately $35 million. Offsetting these financing cash uses was $32.2 million in proceeds from the exercise of employee stock options in fiscal 2005 in addition to proceeds of $23.5 million in fiscal 2004.
      Our primary sources of liquidity are cash generated by operations and borrowings under our credit agreements. On July 21, 2005, we entered into a Revolving Credit Agreement (the “New Credit Agreement”), which consists of an aggregate $1.0 billion multi-currency commitment, that extends through July 21, 2010. We may also request an additional $150 million in revolving credit commitments, subject to approval from our lenders. The New Credit Agreement provides for tighter borrowing spreads and greater flexibility to repay debt compared to our previous borrowing arrangement. As of September 30, 2005, there was $818.7 million of availability under the New Credit Agreement. As of September 30, 2005, we also had $200.0 million of 6 5/8% Senior Subordinated Notes outstanding. Note 9 of the Notes to Consolidated Financial Statements provides additional information pertaining to our current borrowings and debt refinancing activity during the past two fiscal years. We were in compliance with all of our debt covenants throughout fiscal 2005.
      We have not paid dividends on common shares in the past. Based on levels of cash flow generated by the business in recent years and our improving financial condition, on June 22, 2005, we announced that The Scotts Miracle-Gro Company’s Board of Directors approved an annual dividend of 50-cents per share to be paid at 12.5-cents each quarter beginning in the fourth quarter of fiscal 2005. Our first and second quarterly dividends were paid on September 1, 2005 and December 1, 2005. In addition to the 2-for-1 stock split noted earlier, on October 27, 2005, The Scotts Miracle-Gro Company announced that its Board of Directors had approved a $500.0 million share repurchase program. This repurchase program is authorized for five years and we currently anticipate allocating approximately $100.0 million per year on the program. We did not repurchase any common shares in fiscal 2005 or fiscal 2004.
      The unfunded status of our pension plans deteriorated during fiscal 2005 after showing an improvement at the end of fiscal 2004. The unfunded status of our curtailed defined benefit plans in the United States increased from $22.5 million to $23.6 million at September 30, 2004 and 2005, respectively. The funded status was negatively impacted by the $2.3 million curtailment loss resulting from early retirements and severance in conjunction with our strategic improvement plan. In addition, plan contributions of $0.1 million and $9.7 million were made in fiscal 2005 and fiscal 2004, respectively. Our International plans’ deficit increased from $50.9 million to $61.8 million at September 30, 2004 and 2005, respectively. This $10.9 million increase was fueled by reductions in the discount rates used to measure the projected benefit obligation, unfavorable foreign currency translation, and updated mortality assumptions, which more than offset better than expected investment returns and an increase in employer contributions.
      Our off-balance sheet financing arrangements are in the form of operating leases that are disclosed in Note 14 of the Notes to Consolidated Financial Statements.
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
      The following table summarizes our future cash outflows for contractual obligations as of September 30, 2005 (in millions):

		Payments Due by Period

					More than
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	5 years

Long-term debt obligations	$393.5	$11.1	$8.5	$168.9	$205.0
Operating lease obligations	165.7	42.5	47.4	28.0	47.8
Rod McClellan Company acquisition	20.8	20.8	—	—	—
Purchase obligations	662.2	550.3	94.7	17.2

Total contractual cash obligations	$1,242.2	$624.7	$150.6	$214.1	$252.8

      In our opinion, cash flows from operations and capital resources will be sufficient to meet debt service and working capital needs during fiscal 2006, and thereafter for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control.
Environmental Matters
     We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial position. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in “ITEM 1. BUSINESS — Environmental and Regulatory Considerations,” “ITEM 1. BUSINESS — Regulatory Actions” and “ITEM 3. LEGAL PROCEEDINGS.”
Critical Accounting Policies and Estimates
     Our discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Certain accounting policies are particularly significant, including those related to revenue recognition, goodwill and intangibles, certain employee benefits, and income taxes. We believe these accounting policies, and others set forth in Note 1 of the Notes to Consolidated Financial Statements, should be reviewed as they are integral to understanding our results of operations and financial position. Our critical accounting policies are reviewed periodically with the Audit Committee of The Scotts Miracle-Gro Company Board of Directors.
      The preparation of financial statements requires management to use judgment and make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, restructuring, environmental matters, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
Revenue Recognition
      Most of our revenue is derived from the sale of inventory, and we recognize revenue when title and risk of loss transfer, generally when products are received by the customer. Provisions for payment discounts, product returns and allowances are recorded as a reduction of sales at the time revenue is recognized based on historical trends and adjusted periodically as circumstances warrant. Similarly, reserves for uncollectible receivables due from customers are established based on management’s judgment as to the ultimate collectibility of these balances. We offer sales incentives through various programs, consisting principally of volume rebates, cooperative advertising, consumer coupons and other trade programs. The cost of these programs is recorded as a reduction of sales. The recognition of revenues, receivables and trade programs requires the use of estimates. While we believe these estimates to be reasonable based on the then current facts and circumstances, there can be no assurance that actual amounts realized will not differ materially from estimated amounts recorded.
Long-lived Assets
      We have significant investments in property and equipment, intangible assets and goodwill. Whenever changing conditions warrant, we review the realizability of the assets that may be affected. At least annually, we review goodwill and indefinite-lived intangible assets for impairment. The review for impairment of long-lived assets, intangibles and goodwill is based on our estimates of future cash flows, which are based upon budgets and longer-range strategic plans. These budgets and plans are used for internal purposes and are also the basis for communication with outside parties about future business trends. While we believe the assumptions we use to estimate future cash flows are reasonable, there can be no assurance that the expected future cash flows will be realized. As a result, impairment charges that possibly should have been recognized in earlier periods may not be recognized until later periods if actual results deviate unfavorably from earlier estimates.
Inventories
      Inventories are stated at the lower of cost or market, the majority of which are based on the first-in, first-out method of accounting. Reserves for excess and obsolete inventory are based on a variety of factors, including product changes and improvements, changes in active ingredient availability and regulatory acceptance, new product introductions and estimated future demand. The adequacy of our reserves could be materially affected by changes in the demand for our products or regulatory actions.
Contingencies
      As described more fully in Note 16 of the Notes to Consolidated Financial Statements, we are involved in significant environmental and legal matters, which have a high degree of uncertainty associated with them. We continually assess the likely outcomes of these matters and the adequacy of amounts, if any, provided for their resolution. There can be no assurance that the ultimate outcomes will not differ materially from our assessment of them. There can also be no assurance that all matters that may be brought against us are known at any point in time.
Income Taxes
      Our annual effective tax rate is established based on our income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. Valuation allowances are used to reduce deferred tax assets to the balance that is more likely than not to be realized. We must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowance. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and consolidated statement of operations reflect the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to this valuation allowance. We use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end.
Associate Benefits
      We sponsor various post-employment benefit plans. These include pension plans, both defined contribution plans and defined benefit plans, and other post-employment benefit (OPEB) plans, consisting primarily of health care for retirees. For accounting purposes, the defined benefit pension and OPEB plans are dependent on a variety of assumptions to estimate the projected and accumulated benefit obligations determined by actuarial valuations. These assumptions include the following: discount rate; expected salary increases; certain employee-related factors, such as turnover, retirement age and mortality; expected return on plan assets; and health care cost trend rates. These and other assumptions affect the annual expense recognized for these plans.
      Assumptions are reviewed annually for appropriateness and updated as necessary. We base the discount rate assumption on investment yields available at year-end on corporate long-term bonds rated AA or the equivalent. The salary growth assumption reflects our long-term actual experience, the near-term outlook and assumed inflation. The expected return on plan assets assumption reflects asset allocation, investment strategy and the views of investment managers regarding the market. Retirement and mortality rates are based primarily on actual and expected plan experience. The effects of actual results differing from our assumptions are accumulated and amortized over future periods.
      Changes in the discount rate and investment returns can have a significant effect on the funded status of our pension plans and shareholders’ equity. We cannot predict these discount rates or investment returns with certainty and, therefore, cannot determine whether adjustments to our shareholders’ equity for minimum pension liability in subsequent years will be significant.
      We also award stock options to directors and certain associates. Beginning in fiscal 2003, we began expensing prospective grants of employee stock-based compensation awards in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. The fair value of future awards is being expensed ratably over the vesting period, which has historically been three years, except for grants to directors, which have shorter vesting periods. Stock options granted prior to fiscal 2003 are accounted for under the intrinsic value recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As those stock options were issued with exercise prices equal to the market value of the underlying common shares on the grant date, no compensation expense was recognized.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As part of our ongoing business, we are exposed to certain market risks, including fluctuations in interest rates, foreign currency exchange rates and commodity prices. We use derivative financial and other instruments, where appropriate, to manage these risks. We do not enter into transactions for trading or speculative purposes.
Interest Rate Risk
     We had various debt instruments outstanding at September 30, 2005 and 2004 that are impacted by changes in interest rates. As a means of managing our interest rate risk on these debt instruments, we enter into interest rate swap agreements to effectively convert certain variable-rate debt obligations to fixed rates.
      At September 30, 2005, we had no outstanding interest rate swaps. At September 30, 2004, we had nine outstanding interest rate swaps with major financial institutions that effectively converted a portion of our variable-rate debt to a fixed rate. The swaps had notional amounts between $10 million and $50 million ($175 million in total) with three- to seven-year terms commencing in October 2001. Under the terms of these swaps, we paid fixed rates ranging from 2.76% to 3.77% and received three-month LIBOR.
      The following table summarizes information about our derivative financial instruments and debt instruments that are sensitive to changes in interest rates as of September 30, 2005 and 2004. For debt instruments, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents expected cash flows based on notional amounts and weighted-average interest rates by contractual maturity dates. Weighted-average variable rates are based on implied forward rates in the yield curve at September 30, 2005 and 2004. A change in our variable interest rate of 1% would have a $1.7 million impact on interest expense for the $166.2 million of our variable-rate debt that had not been hedged via an interest rate swap at September 30, 2005. The information is presented in U.S. dollars (in millions):

	Expected
	Maturity Date
				Fair
2005	2010	After	Total	Value

Long-term debt:
Fixed rate debt		$200.0	$200.0	$201.5
Average rate		6.625%	6.625%
Variable rate debt	$166.2		$166.2	$166.2
Average rate	3.52%		3.52%

	Expected Maturity Date
								Fair
2004	2005	2006	2007	2008	2009	After	Total	Value

Long-term debt:
Fixed rate debt						$200.0	$200.0	$211.8
Average rate						6.625%	6.625%
Variable rate debt	$4.0	$4.0	$12.8	$43.4	$192.7	$142.1	$399.0	$399.0
Average rate	3.98%	3.98%	3.98%	3.98%	3.98%	3.98%	3.98%
Interest rate derivatives:
Interest rate swaps based on U.S. dollar LIBOR	$1.6	$0.3	$(0.4)	$(0.8)	$(0.2)		$0.5	$0.5
Average rate	3.53%	3.43%	3.43%	3.53%	3.55%		3.75%
Other Market Risks
      Our market risk associated with foreign currency rates is not considered to be material. Through fiscal 2005, we had only minor amounts of transactions that were denominated in currencies other than the currency of the country of origin. We are subject to market risk from fluctuating market prices of certain raw materials, including urea and other chemicals and paper and plastic products. Our objectives surrounding the procurement of these materials are to ensure continuous supply and to minimize costs. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. We do not enter into forward contracts or other market instruments as a means of achieving our objectives or minimizing our risk exposures on these materials.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements and other information required by this Item are contained in the consolidated financial statements, notes thereto and schedule listed in the “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 48 herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     As previously reported in the Current Report on Form 8-K/A filed by The Scotts Company, the public company predecessor to the Registrant, on December 17, 2004, at a meeting held on December 2, 2004, the Audit Committee of the Board of Directors of The Scotts Company dismissed PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm and approved the engagement of Deloitte & Touche LLP as the Company’s independent registered public accounting firm. Deloitte & Touche LLP accepted the engagement as the Company’s independent registered public accounting firm effective as of December 17, 2004.
      As of the date of PricewaterhouseCoopers LLP’s dismissal as the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP and the Company had an open consultation regarding the appropriate accounting treatment for an approximately $3.0 million liability resulting from a bonus pool related to an acquisition made during the first quarter of the Company’s 2005 fiscal year. At the time of their dismissal, PricewaterhouseCoopers LLP did not have sufficient information to reach a conclusion on the appropriate accounting for this matter. Since this matter was not resolved prior to PricewaterhouseCoopers LLP’s dismissal, this matter was considered a reportable event under Item 304(a)(1)(v)(D) of SEC Regulation S-K.
      Based on a thorough review of the facts and circumstances, and relevant accounting literature regarding this matter, the Company determined that this liability should be recorded on the opening balance sheet of Smith & Hawken®. This liability was based on an incentive agreement between the prior owners of Smith & Hawken® and their employees, whereby a portion of the purchase price was to be paid to the employees upon the sale of the business. No post-sale service was required in order for the employees to earn this bonus; therefore, this was considered a liability assumed by the Company as of the purchase date and not an expense related to post-acquisition service.

ITEM 9A.	CONTROLS AND PROCEDURES
    Evaluation of Disclosure Controls and Procedures
     With the participation of the principal executive officer and the principal financial officer of The Scotts Miracle-Gro Company (the “Registrant”), the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that:

•	information required to be disclosed by the Registrant in this Annual Report on Form 10-K and the other reports that the Registrant files or submits under the Exchange Act would be accumulated and communicated to the Registrant’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•	information required to be disclosed by the Registrant in this Annual Report on Form 10-K and the other reports that the Registrant files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	the Registrant’s disclosure controls and procedures are effective as of the end of the fiscal year covered by this Annual Report on Form 10-K to ensure that material information relating to the Registrant and its consolidated subsidiaries is made known to them, particularly during the period in which the Registrant’s periodic reports, including this Annual Report on Form 10-K, are being prepared.
    Management’s Annual Report on Internal Control Over Financial Reporting
     The “Annual Report of Management on Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 49 of this Annual Report on Form 10-K.
    Attestation Report of Independent Registered Public Accounting Firm
     The “Report of Independent Registered Public Accounting Firm” required by Item 308(b) of SEC Regulation S-K is included on page 52 of this Annual Report on Form 10-K.

    Changes in Internal Control Over Financial Reporting
     There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     In accordance with General Instruction G(3) of Form 10-K, the information regarding directors required by Item 401 of SEC Regulation S-K is incorporated herein by reference from the material which will be included under the caption “PROPOSAL NUMBER 1 — ELECTION OF DIRECTORS” in the Registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on January 26, 2006 (the “Proxy Statement”). The information regarding executive officers of the Registrant required by Item 401 of SEC Regulation S-K is included in “SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.” The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the material which will be included under the caption “BENEFICIAL OWNERSHIP OF SECURITIES OF THE COMPANY — Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement.
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
      In accordance with the requirements of Section 303A.10 of the New York Stock Exchange’s Listed Company Manual, the Board of Directors of the Registrant has adopted a Code of Business Conduct and Ethics covering the Registrant’s Board of Directors members and associates, including, without limitation, the Registrant’s principal executive officer, principal financial officer and principal accounting officer. The Registrant intends to disclose the following on its Internet website located at http://www.investor.scotts.com within four business days following their occurrence: (A) the date and nature of any amendment to a provision of its Code of Business Conduct and Ethics that (i) applies to the Registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the code of ethics definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver) of any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics to the Registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to one or more of the items set forth in Item 406(b) of SEC Regulation S-K.
      The text of the Code of Business Conduct and Ethics, the Registrant’s Corporate Governance Guidelines, the Audit Committee charter, the Governance and Nominating Committee charter, the Compensation and Organization Committee charter and the Innovation & Technology Committee charter are posted under the “governance” link on the Registrant’s Internet website located at http://www.investor.scotts.com. Interested persons may also obtain copies of each of these documents without charge by writing to The Scotts Miracle-Gro Company, Attention: Corporate Secretary, 14111 Scottslawn Road, Marysville, Ohio 43041. In addition, a copy of the Code of Business Conduct and Ethics is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
     In accordance with General Instruction G(3) of Form 10-K, the information contained under the captions “EXECUTIVE COMPENSATION — Summary of Cash and Other Compensation, — Option Grants in 2005 Fiscal Year, — Option Exercises in 2005 Fiscal Year and 2005 Fiscal Year-End Option/SAR Values, — Executive Retirement Plan, — Pension Plans, The Scotts Miracle-Gro Company Discounted Stock Purchase Plan and — Employment Agreements and Termination of Employment and Change-in-Control Arrangements,” “PROPOSAL NUMBER 1 — ELECTION OF DIRECTORS — Compensation of Directors,” “PROPOSAL NUMBER 2 — APPROVAL OF AMENDMENT AND RESTATEMENT OF THE SCOTTS MIRACLE-GRO COMPANY DISCOUNTED STOCK PURCHASE PLAN” [description of manner in which The Scotts Miracle-Gro Company Discounted Stock Purchase Plan operates] and “EXECUTIVE COMPENSATION — Report of the Compensation and Organization Committee on Executive Compensation for the 2005 Fiscal Year — Executive Incentive Plan” in the Registrant’s Proxy Statement is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     In accordance with General Instruction G(3) of Form 10-K, the information contained under the captions “BENEFICIAL OWNERSHIP OF SECURITIES OF THE COMPANY” and “EXECUTIVE COMPENSATION — Equity Compensation Plan Information” in the Registrant’s Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     In accordance with General Instruction G(3) of Form 10-K, the information contained under the captions “BENEFICIAL OWNERSHIP OF SECURITIES OF THE COMPANY”, “PROPOSAL NUMBER 1 — ELECTION OF DIRECTORS” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in the Registrant’s Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     In accordance with General Instruction G(3) of Form 10-K, the information contained under the captions “AUDIT COMMITTEE MATTERS — Fees of the Independent Registered Public Accounting Firm and — THE SCOTTS MIRACLE-GRO COMPANY THE AUDIT COMMITTEE POLICIES AND PROCEDURES REGARDING APPROVAL OF SERVICES PROVIDED BY THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in the Registrant’s Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
      1 and 2. Financial Statements and Financial Statement Schedule:

The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K. Reference is made to the “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 48 herein.
      3.     Exhibits:

Exhibits filed with this Annual Report on Form 10-K are attached hereto or incorporated herein by reference. For a list of such exhibits, see “Index to Exhibits” beginning at page 104. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

EXECUTIVE COMPENSATORY PLANS AND ARRANGEMENTS

Exhibit
No.	Description	Location

10(a)(1)	The O.M. Scott & Sons Company Excess Benefit Plan, effective October 1, 1993	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993, of The Scotts Company, a Delaware corporation (File No. 0-19768) [Exhibit 10(h)]
10(a)(2)	First Amendment to The O.M. Scott & Sons Company Excess Benefit Plan, effective as of January 1, 1998	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 2001 of The Scotts Company, an Ohio Corporation (“Scotts”) (File No. 1-13292) [Exhibit 10(a)(2)]
10(a)(3)	Second Amendment to The O.M. Scott & Sons Company Excess Benefit Plan, effective as of January 1, 1999	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(a)(3)]
10(a)(4)	Third Amendment to The O.M. Scott & Sons Company Excess Benefit Plan, effective as of March 18, 2005	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 of The Scotts Miracle-Gro Company (the “Registrant”) (File No. 1-13292) [Exhibit 10(CC)]
10(b)(1)	The Scotts Company 1992 Long Term Incentive Plan (as amended through May 15, 2000)	Incorporated herein by reference to Scotts’ Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2000 (File No. 1-13292) [Exhibit 10(b)]
10(b)(2)	The Scotts Company 1992 Long Term Incentive Plan (2002 Amendment)	Incorporated herein by reference to Scotts’ Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2002 (File No. 1-13292) [Exhibit 10(b)(i)]
10(b)(3)	Amendment to The Scotts Company 1992 Long Term Incentive Plan — 2005 Amendment, effective as of March 18, 2005	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 (File No. 1-13292) [Exhibit 10(y)]

Exhibit
No.	Description	Location

10(c)(1)	The Scotts Company Executive Annual Incentive Plan	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(c)]
10(c)(2)	First Amendment to The Scotts Company Executive Annual Incentive Plan, effective as of March 18, 2005	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 (File No. 1-13292) [Exhibit 10(BB)]
10(d)(1)	The Scotts Company 1996 Stock Option Plan (as amended through May 15, 2000)	Incorporated herein by reference to Scotts’ Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2000 (File No. 1-13292) [Exhibit 10(d)]
10(d)(2)	The Scotts Company 1996 Stock Option Plan (2002 Amendment)	Incorporated herein by reference to Scott’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2002 (File No. 1-13292) [Exhibit 10(d)(i)]
10(d)(3)	Amendment to The Scotts Company 1996 Stock Option Plan — 2005 Amendment, effective as of March 18, 2005	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 (File No. 1-13292) [Exhibit 10(z)]
10(e)	Specimen form of Stock Option Agreement (as amended through October 23, 2001) for Non-Qualified Stock Options granted to employees under The Scotts Company 1996 Stock Option Plan, U.S. specimen	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(e)]
10(f)	Specimen form of Stock Option Agreement (as amended through October 23, 2001) for Non-Qualified Stock Options granted to employees under The Scotts Company 1996 Stock Option Plan, French specimen	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(f)]
10(g)(1)	The Scotts Company Executive Retirement Plan	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 1-11593) [Exhibit 10(j)]

Exhibit
No.	Description	Location

10(g)(2)	First Amendment to The Scotts Company Executive Retirement Plan, effective as of January 1, 1999	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(g)(2)]
10(g)(3)	Second Amendment to The Scotts Company Executive Retirement Plan, effective as of January 1, 2000	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(g)(3)]
10(g)(4)	Third Amendment to The Scotts Company Executive Retirement Plan, effective as of January 1, 2003	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 1-13292) [Exhibit 10(g)(4)]
10(g)(5)	Fourth Amendment to The Scotts Company Executive Retirement Plan, effective as of January 1, 2004	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (File No. 1-13292) [Exhibit 10(g)(5)]
10(g)(6)	Fifth Amendment to The Scotts Company Executive Retirement Plan, effective as of March 18, 2005	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 (File No. 1-13292) [Exhibit 10(DD)]
10(h)	Employment Agreement, dated as of May 19, 1995, between The Scotts Company and James Hagedorn	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (File No. 1-11593) [Exhibit 10(p)]
10(i)(1)	Letter agreement, dated June 8, 2000, between The Scotts Company and Patrick J. Norton	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 1-13292) [Exhibit 10(q)]
10(i)(2)	Letter agreement, dated November 5, 2002, pertaining to the terms of employment of Mr. Norton through December 31, 2005, and superseding certain provisions of the letter agreement, dated June 8, 2000, between The Scotts Company and Mr. Norton	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 1-13292) [Exhibit 10(q)]
10(i)(3)	Letter of Extension, dated October 25, 2005, between The Scotts Miracle-Gro Company and Patrick J. Norton	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated and filed December 14, 2005 (File No. 1-13292) [Exhibit 10.3]
10(j)(1)	Letter Agreement between The Scotts Company LLC and Dr. Michael P. Kelty dated July 25, 2005	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated and filed December 14, 2005 (File No. 1-13292) [Exhibit 10.1]

Exhibit
No.	Description	Location

10(j)(2)	Separation Agreement and Release of All Claims between The Scotts Company LLC and Dr. Michael P. Kelty dated July 25, 2005	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated and filed December 14, 2005 (File No. 1-13292) [Exhibit 10.2]
10(k)	Written description of employment terms between the Registrant and David M. Aronowitz, Christopher L. Nagel and Denise S. Stump	*
10(l)(1)	The Scotts Company 2003 Stock Option and Incentive Equity Plan	Incorporated herein by reference to Scotts’ Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2002 (File No. 1-13292) [Exhibit 10(w)]
10(l)(2)	First Amendment to The Scotts Company 2003 Stock Option and Incentive Equity Plan, effective as of March 18, 2005	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 (File No. 1-13292) [Exhibit 10(AA)]
10(m)	Letter agreement, dated April 23, 2003, between The Scotts Company and Robert F. Bernstock	Incorporated herein by reference to Scotts’ Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2003 (File No. 1-13292) [Exhibit 10(x)]
10(n)	Employment Agreement and Covenant Not to Compete, effective October 1, 2004, between The Scotts Company and Robert F. Bernstock	Incorporated herein by reference to Scotts’ Current Report on Form 8-K dated and filed November 19, 2004 (File No. 1-13292) [Exhibit 10.1]
10(o)	First Amendment to Employment Agreement and Covenant Not to Compete, effective October 1, 2004, between The Scotts Company and Robert F. Bernstock	Incorporated herein by reference to Scotts’ Current Report on Form 8-K dated and filed November 19, 2004 (File No. 1-13292) [Exhibit 10.2]
10(p)	Second Amendment to Employment Agreement and Covenant Not to Compete, effective October 1, 2004, between The Scotts Company and Robert F. Bernstock	Incorporated herein by reference to Scotts’ Current Report on Form 8-K dated and filed November 19, 2004 (File No. 1-13292) [Exhibit 10.3]
10(q)	The Scotts Company 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors, effective as of October 1, 2004, between The Scotts Company and Robert F. Bernstock, in respect of grant of 25,000 shares of restricted stock	Incorporated herein by reference to Scotts’ Current Report on Form 8-K dated and filed November 19, 2004 (File No. 1-13292) [Exhibit 10.4]
10(r)	Amendment to The Scotts Company 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors, effective as of October 1, 2004, between The Scotts Company and Robert F. Bernstock, in respect of June 2, 2003 award of freestanding stock appreciation rights	Incorporated herein by reference to Scotts’ Current Report on Form 8-K dated and filed November 19, 2004 (File No. 1-13292) [Exhibit 10.5]

Exhibit
No.	Description	Location

10(s)	Amendment to The Scotts Company 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors, effective as of October 1, 2004, between The Scotts Company and Robert F. Bernstock, in respect of November 19, 2003 award of freestanding stock appreciation rights	Incorporated herein by reference to Scotts’ Current Report on Form 8-K dated and filed November 19, 2004 (File No. 1-13292) [Exhibit 10.6]
10(t)	Form of 1996 Stock Option Plan Stock Option Agreement – Non-Qualified Stock Option	Incorporated herein by reference to Scotts’ Current Report on Form 8-K dated and filed November 19, 2004 (File No. 1-13292) [Exhibit 10.7]
10(u)	Form of 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors	*
10(v)	Form of 2003 Stock Option and Incentive Equity Plan Award Agreement for Directors	*

*	Filed herewith.
      (b) EXHIBITS
      Exhibits filed with this Annual Report on Form 10-K are attached hereto or incorporated herein by reference. For a list of such exhibits, see “Index to Exhibits” beginning at page 104.
      (c) FINANCIAL STATEMENT SCHEDULE
      The financial statement schedule filed with this Annual Report on Form 10-K is submitted in a separate section hereof. For a description of such financial statement schedule, see “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 48 herein.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY
Dated: December 14, 2005	By: /s/ James Hagedorn James Hagedorn, Chief Executive Officer and Chairman of the Board
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark R. Baker Mark R. Baker	Director	December 14, 2005

/s/ Lynn J. Beasley Lynn J. Beasley	Director	December 14, 2005

/s/ Gordon F. Brunner Gordon F. Brunner	Director	December 14, 2005

/s/ Arnold W. Donald Arnold W. Donald	Director	December 14, 2005

/s/ Joseph P. Flannery Joseph P. Flannery	Director	December 14, 2005

/s/ James Hagedorn James Hagedorn	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	December 14, 2005

/s/ Katherine Hagedorn Littlefield Katherine Hagedorn Littlefield	Director	December 14, 2005

/s/ Karen G. Mills Karen G. Mills	Director	December 14, 2005

/s/ Christopher L. Nagel Christopher L. Nagel	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	December 14, 2005

/s/ Patrick J. Norton Patrick J. Norton	Director	December 14, 2005

/s/ Stephanie M. Shern Stephanie M. Shern	Director	December 14, 2005

/s/ John M. Sullivan John M. Sullivan	Director	December 14, 2005

/s/ John Walker, Ph.D. John Walker, Ph.D.	Director	December 14, 2005

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
      Schedules other than the schedule listed above are omitted since they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

ANNUAL REPORT OF MANAGEMENT ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
      Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of The Scotts Miracle-Gro Company and our consolidated subsidiaries; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of The Scotts Miracle-Gro Company and our consolidated subsidiaries are being made only in accordance with authorizations of management and directors of The Scotts Miracle-Gro Company and our consolidated subsidiaries, as appropriate; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of The Scotts Miracle-Gro Company and our consolidated subsidiaries that could have a material effect on the consolidated financial statements.
      Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2005, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.
      Based on our assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2005, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. We reviewed the results of management’s assessment with the Audit Committee of The Scotts Miracle-Gro Company.
      Our independent registered public accounting firm, Deloitte & Touche LLP, audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting. Deloitte & Touche LLP has issued an attestation report concurring with management’s assessment, as stated in their report which appears herein.

/s/ James Hagedorn	/s/ Christopher L. Nagel

James Hagedorn Chief Executive Officer and Chairman of the Board Dated: December 14, 2005	Christopher L. Nagel Executive Vice President and Chief Financial Officer Dated: December 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Scotts Miracle-Gro Company
Marysville, Ohio
      We have audited the accompanying consolidated balance sheet of The Scotts Miracle-Gro Company and Subsidiaries (the “Company”) as of September 30, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Columbus, Ohio
December 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Scotts Miracle-Gro Company:
      In our opinion, the consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of The Scotts Miracle-Gro Company at September 30, 2004 and the results of its operations and its cash flows for the years ended September 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
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
Columbus, OH
November 22, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Scotts Miracle-Gro Company
Marysville, Ohio
      We have audited management’s assessment, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting, that The Scotts Miracle-Gro Company and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005 is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2005 of the Company and our report dated December 14, 2005 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Columbus, Ohio
December 14, 2005

The Scotts Miracle-Gro Company
Consolidated Statements of Operations
for the fiscal years ended September 30, 2005, 2004 and 2003
(in millions, except per share data)

	2005	2004	2003

Net sales	$2,369.3	$2,106.5	$1,941.6
Cost of sales	1,509.2	1,313.5	1,230.8
Restructuring and other charges	(0.3)	0.6	9.1

Gross profit	860.4	792.4	701.7
Operating expenses:
Selling, general and administrative	633.8	540.7	472.9
Impairment, restructuring and other charges	33.2	9.1	8.0
Other income, net	(7.5)	(10.2)	(10.8)

Income from operations	200.9	252.8	231.6
Costs related to refinancings	1.3	45.5	—
Interest expense	41.5	48.8	69.2

Income before income taxes	158.1	158.5	162.4
Income taxes	57.7	58.0	59.2

Income from continuing operations	100.4	100.5	103.2
Income from discontinued operations	0.2	0.4	0.6

Net income	$100.6	$100.9	$103.8

Basic earnings per common share:
Income from continuing operations	$1.51	$1.55	$1.67
Income from discontinued operations	—	0.01	0.01

Net income	$1.51	$1.56	$1.68

Diluted earnings per common share:
Income from continuing operations	$1.47	$1.51	$1.61
Income from discontinued operations	—	0.01	0.01

Net income	$1.47	$1.52	$1.62

See Notes to Consolidated Financial Statements.

The Scotts Miracle-Gro Company
Consolidated Statements of Cash Flows
for the fiscal years ended September 30, 2005, 2004 and 2003
(in millions)

	2005	2004	2003

OPERATING ACTIVITIES
Net income	$100.6	$100.9	$103.8
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of intangible assets	23.4	—	—
Costs related to refinancings	1.3	45.5	—
Stock-based compensation expense	10.7	7.8	4.8
Depreciation	49.6	46.1	40.3
Amortization	17.6	11.6	11.9
Deferred taxes	(13.6)	17.6	48.3
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(37.9)	(1.9)	(27.3)
Inventories	(15.8)	(14.0)	(5.3)
Prepaid and other current assets	8.1	(16.9)	3.7
Accounts payable	10.3	(18.7)	26.3
Accrued taxes and liabilities	27.9	29.5	6.6
Restructuring reserves	10.3	0.8	(7.1)
Other non-current items	6.6	(5.8)	0.3
Other, net	27.6	11.7	9.8

Net cash provided by operating activities	226.7	214.2	216.1

INVESTING ACTIVITIES
Investment in available for sale securities	—	(121.4)	—
Redemption of available for sale securities	57.2	64.2
Payments on seller notes	—	(12.3)	(36.7)
Investment in property, plant and equipment, net	(40.4)	(35.1)	(51.8)
Investments in acquired businesses, net of cash acquired	(77.7)	(8.2)	(20.4)

Net cash used in investing activities	(60.9)	(112.8)	(108.9)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	924.2	648.6	801.9
Repayments under revolving and bank lines of credit	(736.4)	(646.6)	(819.5)
Repayment of term loans	(399.0)	(827.5)	(62.4)
Proceeds from issuance of term loans	—	900.0	—
Redemption of 8 5/8% Senior Subordinated Notes	—	(418.0)	—
Proceeds from issuance of 6 5/8% Senior Subordinated Notes	—	200.0	—
Financing and issuance fees	(3.6)	(13.0)	(0.4)
Dividends paid	(8.6)	—	—
Payments on sellers notes	(6.9)	—	—
Cash received from exercise of stock options	32.2	23.5	21.4
Proceeds from termination of interest rate swaps	2.9	—	—

Net cash used in financing activities	(195.2)	(133.0)	(59.0)
Effect of exchange rate changes	(6.0)	(8.7)	8.0

Net (decrease) increase in cash	(35.4)	(40.3)	56.2
Cash and cash equivalents, beginning of year	115.6	155.9	99.7

Cash and cash equivalents, end of year	$80.2	$115.6	$155.9

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of interest capitalized	(39.9)	(50.9)	(66.7)
Income taxes paid	(64.0)	(34.7)	(19.5)
See Notes to Consolidated Financial Statements.

The Scotts Miracle-Gro Company
Consolidated Balance Sheets
September 30, 2005 and 2004
(in millions except per share data)

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$80.2	$115.6
Investments	—	57.2
Accounts receivable, less allowances of $11.4 in 2005 and $29.0 in 2004	323.3	292.4
Inventories, net	324.9	290.1
Prepaid and other assets	59.4	75.0

Total current assets	787.8	830.3
Property, plant and equipment, net	337.0	328.0
Goodwill	432.9	417.9
Intangible assets, net	439.5	431.0
Other assets	21.7	40.6

Total assets	$2,018.9	$2,047.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$11.1	$22.1
Accounts payable	151.7	130.3
Accrued liabilities	314.7	261.9
Accrued taxes	8.7	19.3

Total current liabilities	486.2	433.6
Long-term debt	382.4	608.5
Other liabilities	124.1	131.1

Total liabilities	992.7	1,173.2

Commitments and contingencies (Notes 14, 15 and 16)
Shareholders’ equity:
Common shares, no par value per share, $.01 stated value per share, shares issued and outstanding of 67.8 in 2005 and 65.6 in 2004	0.3	0.3
Deferred compensation — stock awards	(12.2)	(10.4)
Capital in excess of stated value	503.2	443.0
Retained earnings	591.5	499.5
Accumulated other comprehensive loss	(56.6)	(57.8)

Total shareholders’ equity	1,026.2	874.6

Total liabilities and shareholders’ equity	$2,018.9	$2,047.8

See Notes to Consolidated Financial Statements.

The Scotts Miracle-Gro Company
Consolidated Statements of Shareholders’ Equity
for the fiscal years ended September 30, 2005, 2004 and 2003
(in millions)

								Accumulated
	Common Stock			Capital in		Treasury Stock		Other
			Deferred	Excess of	Retained			Comprehensive
	Shares	Amount	Compensation	Stated Value	Earnings	Shares	Amount	Income/(loss)	Total

Balance, September 30, 2002	62.7	$0.3		$398.6	$294.8	(2.4)	$(41.8)	$(58.0)	$593.9
Net income					103.8				103.8
Foreign currency translation								(2.8)	(2.8)
Unrecognized gain on derivatives, net of tax								0.8	0.8
Minimum pension liability, net of tax								(0.8)	(0.8)

Comprehensive income									101.0
Stock-based compensation awarded			$(13.1)	13.1
Stock-based compensation expense			4.8						4.8
Issuance of common shares	1.4			(13.3)					(13.3)
Treasury stock activity						2.4	41.8		41.8

Balance, September 30, 2003	64.1	0.3	(8.3)	398.4	398.6	—	—	(60.8)	728.2
Net income					100.9				100.9
Foreign currency translation								(0.9)	(0.9)
Unrecognized gain on derivatives, net of tax								1.0	1.0
Minimum pension liability, net of tax								2.9	2.9

Comprehensive income									103.9
Stock-based compensation awarded			(12.2)	12.2
Stock-based compensation forfeitures			1.2	(1.2)
Stock-based compensation expense			8.9						8.9
Issuance of common shares	1.6			33.6					33.6

Balance, September 30, 2004	65.7	0.3	(10.4)	443.0	499.5	—	—	(57.8)	874.6
Net Income					100.6				100.6
Foreign currency translation								4.1	4.1
Unrecognized gain on derivatives, net of tax								2.1	2.1
Minimum pension liability, net of tax								(5.0)	(5.0)

Comprehensive Income									101.8
Stock-based compensation awarded			(15.1)	15.1
Stock-based compensation forfeitures			2.6	(2.6)
Stock-based compensation expense			10.7						10.7
Cash dividends paid (12.5 cents per share)					(8.6)				(8.6)
Issuance of common shares (net of tax)	2.1			47.7					47.7

Balance, September 30, 2005	67.8	$0.3	$(12.2)	$503.2	$591.5	—	$—	$(56.6)	$1,026.2

The Scotts Miracle-Gro Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
     The Scotts Miracle-Gro Company and its subsidiaries (collectively the “Company”) are engaged in the manufacture, marketing and sale of lawn and garden care products. The Company’s major customers include home improvement centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, commercial nurseries and greenhouses, and specialty crop growers. The Company’s products are sold primarily in North America and the European Union. We also operate the Scotts LawnService® business which provides lawn and tree and shrub fertilization, insect control and other related services in the United States. Effective October 2, 2004, the Company acquired Smith & Hawken®, a leading brand in the outdoor living and gardening lifestyle category. Smith & Hawken® products are sold in the United States through its 57 retail stores as well as through catalog and internet sales.
Restructuring Merger
     On March 18, 2005, The Scotts Company consummated the restructuring of its corporate structure into a holding company structure by merging The Scotts Company into a newly-created, wholly-owned, second-tier Ohio limited liability company subsidiary, The Scotts Company LLC, pursuant to the Agreement and Plan of Merger, dated as of December 13, 2004, by and among The Scotts Company, The Scotts Company LLC and Scotts Miracle-Gro (the “Restructuring Merger”). As a result of the Restructuring Merger, each of The Scotts Company’s common shares, without par value, issued and outstanding immediately prior to the consummation of the Restructuring Merger was automatically converted into one fully paid and nonassessable common share, without par value, of The Scotts Miracle-Gro Company. The Scotts Miracle-Gro Company is the public company successor to The Scotts Company. Following the consummation of the Restructuring Merger, The Scotts Company LLC is the successor to The Scotts Company and is a direct, wholly-owned subsidiary of The Scotts Miracle-Gro Company, the new parent holding company.
Organization Basis of Presentation and Reclassifications
     The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of The Scotts Miracle-Gro Company and all wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts are eliminated in consolidation. The Company’s criteria for consolidating entities is based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control.
      Certain revisions and reclassifications have been made to prior years’ financial statements to conform to fiscal 2005 classifications. With respect to the Amended and Restated Exclusive Agency and Marketing Agreement (the “Marketing Agreement”) with Monsanto Company (“Monsanto”), the Company has made two presentational changes. First, the Company has reclassified as net sales the amounts previously reported as net commission from the Marketing Agreement. Second, net sales and cost of sales have been adjusted to reflect certain reimbursements and costs associated with the Marketing Agreement on a gross basis that was previously reported on a net basis, with no effect on gross profit or net income. See further details regarding these matters in Note 3 of the Notes to Consolidated Financial Statements. Furthermore, the Company has simplified the presentation of Selling, General and Administrative expenses presented on the face of the Consolidated Statements of Operations.
Subsequent Event — Stock Split
     On November 9, 2005, the Company executed a 2-for-1 stock split for shareholders of record on November 2, 2005. All share and per share information included in these consolidated financial statements and notes thereto have been adjusted to reflect this stock split for all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition
     Revenue is recognized when title and risk of loss transfer, generally when products are received by the customer. Provisions for estimated returns and allowances are recorded at the time revenue is recognized based on historical rates and are periodically adjusted for known changes. Shipping and handling costs are included in cost of sales. Scotts LawnService® revenues are recognized at the time service is provided to the customer.
      Under the terms of the marketing agreement between The Scotts Company and Monsanto, the Company in its role as exclusive agent performs certain functions, such as sales support, merchandising, distribution and logistics of Monsanto, and incurs certain costs in support of the consumer Roundup® business. The actual costs incurred by the Company on behalf of Roundup® are recovered from Monsanto through the terms of the agency agreement. The reimbursement of costs for which the Company is considered the primary obligator is included in net sales.
Promotional Allowances
     The Company promotes its branded products through cooperative advertising programs with retailers. Retailers also are offered in-store promotional allowances and rebates based on sales volumes. Certain products are promoted with direct consumer rebate programs and special purchasing incentives. Promotion costs (including allowances and rebates) incurred during the year are expensed to interim periods in relation to revenues and are recorded as a reduction of net sales. Accruals for expected payouts under the programs are included in the “Accrued liabilities” line in the Consolidated Balance Sheets.
Advertising
     The Company advertises its branded products through national and regional media. Advertising costs incurred during the year are expensed to interim periods in relation to revenues. All advertising costs, except for external production costs, are expensed within the fiscal year in which such costs are incurred. External production costs for advertising programs are deferred until the period in which the advertising is first aired. Advertising expenses were $122.5 million in fiscal 2005, $105.0 million in fiscal 2004 and $97.7 million in fiscal 2003.
      Scotts LawnService® promotes its service offerings through direct response mail campaigns. External costs associated with these campaigns that qualify as direct response advertising costs are deferred and recognized as advertising expense in proportion to revenues over a future period not beyond the end of the subsequent calendar year. The costs deferred at September 30, 2005 and 2004 were $2.4 million and $1.6 million, respectively.
Research and Development
     All costs associated with research and development are charged to expense as incurred. Expense for fiscal 2005, 2004 and 2003 was $30.5 million, $34.4 million and $30.4 million, respectively.
Environmental Costs
     The Company recognizes environmental liabilities when conditions requiring remediation are probable and the amounts can be reasonably estimated. Expenditures which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Environmental liabilities are not discounted or reduced for possible recoveries from insurance carriers.
Stock-Based Compensation Awards
     In fiscal 2003, the Company began expensing prospective grants of employee stock-based compensation awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”. The fair value of awards is expensed ratably over the vesting period, generally three years, except for grants to members of the Board of Directors that have a shorter vesting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      In December 2004, the Financial Accounting Standards Board replaced SFAS 123 with SFAS 123(R), “Share-Based Payment,” that the Company is required to adopt effective October 1, 2005. The Company is already in substantial compliance with SFAS 123(R) as the standard closely parallels SFAS 123. The adoption of SFAS 123(R) is not expected to have a significant effect on the Company’s results of operations.
      The Company changed its fair value option pricing model from the Black-Scholes model to a binomial model for all options granted on or after October 1, 2004. The fair value of options granted prior to October 1, 2004, was determined using the Black-Scholes model. The Company believes the binomial model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Both the Black-Scholes model and the binomial model take into account a number of variables such as volatility, risk-free interest rate, contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. However, the binomial model uses a more refined approach in applying those variables thereby improving the quality of the estimate of fair value.
Earnings per Common Share
     Basic earnings per common share is computed based on the weighted-average number of common shares outstanding each period. Diluted earnings per common share is computed based on the weighted-average number of common shares and dilutive potential common shares (stock options, restricted stock and stock appreciation rights) outstanding each period.
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
Investments
     Investments at September 30, 2004, consisted of adjustable rate notes issued by a variety of borrowers (the “Notes”). The Notes have been accounted for as “available for sale securities” in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Cost is equivalent to fair value at the balance sheet date as the Notes can be put back to a remarketing agent at any time at 100% of par value. The Notes were secured by an irrevocable, direct pay letter of credit. The Notes held at September 30, 2004, in the amount of $57.2 million, were redeemed on October 1, 2004.
Accounts Receivable and Allowances
     Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Allowances reflect our best estimate of amounts in our existing accounts receivable that may not be collected due to customer claims, the return of goods, or customer inability or unwillingness to pay. We determine the allowance based on customer risk assessment and historical experience. We review our allowances monthly. Past due balances over 90 days and in excess of a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.
Inventories
     Inventories are stated at the lower of cost or market, principally determined by the FIFO method. Certain growing media inventories are accounted for by the LIFO method. At September 30, 2005 and 2004, approximately 6% of inventories, are valued at the lower of LIFO cost or market. Inventories include the cost of raw materials, labor and manufacturing overhead. The Company makes provisions for obsolete

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
or slow-moving inventories as necessary to properly reflect inventory at the lower of cost or market value. Reserves for excess and obsolete inventories were $16.3 million and $21.3 million at September 30, 2005 and 2004, respectively.
      The Company will be required to adopt the provisions of SFAS No. 151, “Inventory Costs,” in the first quarter of fiscal 2006. SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company has completed its evaluation of the provisions of SFAS No. 151, and does not expect its adoption to have a material impact on its financial position or results of operations.
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
      Interest capitalized on capital projects amounted to $0.3 million during fiscal 2005. There was no capitalized interest in fiscal 2004.
      Management assesses the recoverability of long-lived assets being amortized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value.
      Management also assesses the recoverability of goodwill and intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and intangible assets not being amortized are reviewed for impairment at least annually during the first fiscal quarter. If it is determined that an impairment of intangible assets has occurred (based on undiscounted cash flows), an impairment loss is recognized for the amount by which the carrying value of the asset exceeds its estimated fair value.
Internal Use Software
     The Company accounts for the costs of internal use software in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly, costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation/operation stage. As of September 30, 2005 and 2004, the Company had $37.4 million and $40.2 million, respectively, in unamortized capitalized internal use computer software costs. Amortization of these costs was $9.6 million, $8.7 million and $9.0 million during fiscal 2005, 2004 and 2003, respectively.
Foreign Exchange Instruments
     Gains and losses on foreign currency transaction hedges are recognized in income and offset the foreign exchange gains and losses on the underlying transactions. Gains and losses on foreign currency

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
firm commitment hedges are deferred and included in the basis of the transactions underlying the commitments.
      All assets and liabilities in the balance sheets of foreign subsidiaries are translated into U.S. dollar equivalents at fiscal year-end exchange rates, as their functional currency is the local currency. Translation gains and losses are accumulated as a separate component of other comprehensive income and included in shareholders’ equity. Income and expense items are translated at the twelve month average of the month end exchange rates. Foreign currency transaction gains and losses are included in the determination of net income.
Derivative Instruments
     In the normal course of business, the Company is exposed to fluctuations in interest rates and the value of foreign currencies. The Company has established policies and procedures that govern the management of these exposures through the use of a variety of financial instruments. The Company employs various financial instruments, including forward exchange contracts and swap agreements, to manage certain of the exposures when practical. By policy, the Company does not enter into such contracts for the purpose of speculation or use leveraged financial instruments. The Company’s derivative activities are managed by the Chief Financial Officer and other senior management of the Company in consultation with the Finance Committee of the Board of Directors. These activities include the establishment of a risk-management philosophy and objectives, providing guidelines for derivative-instrument usage and establishing procedures for control and valuation, counterparty credit approval and the monitoring and reporting of derivative activity.
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
      To manage certain of its cash flow exposures, the Company has entered into forward exchange contracts and interest rate swap agreements. The forward exchange contracts are designated as hedges of the Company’s foreign currency exposure associated with future cash flows. The change in the value of the amounts payable or receivable under forward exchange contracts are recorded as adjustments to other income or expense. The interest rate swap agreements are designated as hedges of the Company’s interest rate risk associated with certain variable rate debt. The change in the value of the amounts payable or receivable under the swap agreements are recorded as adjustments to interest expense. Unrealized gains or losses resulting from valuing these swaps at fair value are recorded in other comprehensive income.
      There have been no significant gains or losses recognized in earnings for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS

	September 30,

	2005	2004

	(In millions)
INVENTORIES, NET:
Finished goods	$216.0	$186.6
Work-in-progress	31.4	30.7
Raw materials	77.5	72.8

	$324.9	$290.1

PROPERTY, PLANT AND EQUIPMENT, NET:
Land and improvements	$39.6	$42.5
Buildings	131.1	128.3
Machinery and equipment	353.7	324.8
Furniture and fixtures	35.4	40.4
Software	76.6	75.7
Construction in progress	23.0	17.7

	659.4	629.4
Less: accumulated depreciation	(322.4)	(301.4)

	$337.0	$328.0

ACCRUED LIABILITIES:
Payroll and other compensation accruals	$62.5	$66.7
Advertising and promotional accruals	114.0	85.0
Restructuring accruals	15.6	5.3
Other	122.6	104.9

	$314.7	$261.9

OTHER NON-CURRENT LIABILITIES:
Accrued pension and postretirement liabilities	$102.9	$104.7
Legal and environmental reserves	3.3	6.0
Other	17.9	20.4

	$124.1	$131.1

	September 30,

	2005	2004	2003

	(in millions)
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrecognized gain (loss) on derivatives, net of tax of $(1.2), $0.2 and $0.9	$1.8	$(0.3)	$(1.3)
Minimum pension liability, net of tax of $23.7, $22.7 and $24.8	(40.6)	(35.6)	(38.5)
Foreign currency translation adjustment	(17.8)	(21.9)	(21.0)

	$(56.6)	$(57.8)	$(60.8)

NOTE 3. MARKETING AGREEMENT
     Under the terms of the Marketing Agreement with Monsanto, the Company is Monsanto’s exclusive agent for the domestic and international marketing and distribution of consumer Roundup® herbicide products. Under the terms of the Marketing Agreement, the Company is entitled to receive an annual commission from Monsanto in consideration for the performance of its duties as agent. The Marketing Agreement also requires the Company to make annual payments to Monsanto as a contribution against the overall expenses of the consumer Roundup business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      The annual gross commission under the Marketing Agreement is calculated as a percentage of the actual earnings before interest and income taxes (EBIT), as defined in the Marketing Agreement, of the consumer Roundup business. Each year’s percentage varies in accordance with the terms of the Marketing Agreement based on the achievement of two earnings thresholds and on commission rates that vary by threshold and program year.
      The annual contribution payment is defined in the Marketing Agreement as $20 million. However, portions of the annual payments for the first three years of the Marketing Agreement were deferred. No payment was required for the first year (fiscal 1999), a payment of $5 million was required for the second year and a payment of $15 million was required for the third year so that a total of $40 million of the contribution payments was deferred. Beginning in fiscal 2003, the fifth year of the Marketing Agreement, the annual payments to Monsanto increased to at least $25 million, which included per annum interest charges at 8%. The annual payments were increased above $25 million if certain significant earnings targets were exceeded.
      Through July 2, 2005, the Company recognized a periodic charge associated with the annual contribution payments equal to the required payment for that period. The Company had not recognized a charge for the portions of the contribution payments that were deferred until the time those deferred amounts were due under the terms of the Marketing Agreement. Based on the then available facts and circumstances, the Company considered this method of accounting for the contribution payments to be appropriate after consideration of the likely term of the Marketing Agreement, the Company’s ability to terminate the Marketing Agreement without paying the deferred amounts (as supported by legal opinion from The Bayard Firm, P.A.), the Company’s assessment that the Marketing Agreement could have been terminated at any balance sheet date without incurring significant economic consequences as a result of such action and the fact that a significant portion of the deferred amount could never have been paid, even if the Marketing Agreement is not terminated prior to 2018, unless significant earnings targets were exceeded.
      The Bayard Firm, P.A. was special Delaware counsel retained during fiscal 2000 solely for the limited purpose of providing legal opinion in support of the contingent liability treatment of the deferred contribution amounts under the Marketing Agreement previously adopted by the Company and has neither generally represented or advised the Company nor participated in the preparation or review of the Company’s financial statements of any SEC filings. The terms of such opinion specifically limit the parties who are entitled to rely on it.
      During the quarter ended July 2, 2005, the Company updated its assessment of the amounts deferred and previously considered a contingent obligation under the Marketing Agreement. Based on the recent strong performance of the consumer Roundup business and other economic developments surrounding the business, the Company now believes that the deferred contribution amounts outstanding will be paid in full between 2010 and 2012 under the terms of the Marketing Agreement. In management’s judgment, it is now probable that the deferred contribution payment that totaled $45.7 million as of July 2, 2005 will be paid. As such, the Company recorded this liability with a charge to net sales in the quarter ended July 2, 2005. This amount bore interest at 8% until it was paid in October 2005. The deferred contribution balance is recorded as a current liability at September 30, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      The elements of the net commission earned under the Marketing Agreement included in “Net sales” for the three years ended September 30, 2005 were as follows:

	2005	2004	2003

Gross commission	$67.0	$58.2	$45.9
Contribution expenses	(23.8)	(26.4)	(25.0)
Deferred contribution charge	(45.7)	—	—
Amortization of marketing fee	(2.8)	(3.3)	(3.3)

Net commission (expense) income	(5.3)	28.5	17.6
Reimbursements associated with marketing agreement	40.7	40.1	36.3

Total net sales associated with marketing agreement	$35.4	$68.6	$53.9

      For fiscal 2005, the net commission earned under the Marketing Agreement is included in net sales. Prior to fiscal 2005, the elements of net commission were previously reported as separate line items in the Consolidated Statements of Operations. The net commissions for fiscal years 2004 and 2003 have been reclassified to net sales to conform to the fiscal 2005 presentation.
      In consideration for the rights granted to the Company under the Marketing Agreement for North America, the Company was required to pay a marketing fee of $33 million to Monsanto. The Company has deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the Marketing Agreement. Based on management’s updated assessment of the likely term of the Marketing Agreement, the useful life over which the marketing fee is being amortized has been adjusted to 20 years. Prior to fiscal 2005, the marketing fee had been amortized over ten years.
      Under the terms of the Marketing Agreement between the Company and Monsanto, the Company performs certain functions, primarily manufacturing conversion, selling and marketing support costs, on behalf of Monsanto in the conduct of the consumer Roundup business. The actual costs incurred for these activities are charged to and reimbursed by Monsanto, for which the Company recognizes no gross margin or net income. Prior to fiscal 2005, these costs were recognized in the Consolidated Statements of Operations on a net basis as a recovery of incurred costs rather than separately recognizing the reimbursement of these costs as revenue. Beginning in fiscal 2005, the Company determined it is appropriate to record costs incurred under this Agreement for which it is the primary obligor on a gross basis, recognizing such costs in “Cost of sales” and the reimbursement of these costs in “Net sales.” The related revenues and cost of sales were $40.7 million, $40.1 million and $36.3 million for fiscal 2005, 2004 and 2003, respectively. All prior periods presented have been reclassified to conform to the current presentation.
      The Marketing Agreement has no definite term except as it relates to the European Union countries. With respect to the European Union countries, the term of the Marketing Agreement has been extended through September 30, 2008 and may be renewed at the option of both parties for two additional successive terms ending on September 30, 2015 and 2018, with a separate determination being made by the parties at least six months prior to the expiration of each such term as to whether to commence a subsequent renewal term. If Monsanto does not agree to the renewal term with respect to the European Union countries, the commission structure will be renegotiated within the terms of the marketing agreement. For countries outside of the European Union, the Marketing Agreement continues indefinitely unless terminated by either party. The Marketing Agreement provides Monsanto with the right to terminate the Marketing Agreement for an event of default (as defined in the Marketing Agreement) by the Company or a change in control of Monsanto or the sale of the consumer Roundup® business. The Marketing Agreement provides the Company with the right to terminate the Marketing Agreement in certain circumstances including an event of default by Monsanto or the sale of the consumer Roundup® business. Unless Monsanto terminates the Marketing Agreement for an event of default by the Company, Monsanto is required to pay a termination fee to the Company that varies by program year. If Monsanto terminates the Marketing Agreement upon a change of control of Monsanto or the sale of the consumer Roundup®

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
business prior to September 30, 2008, we will be entitled to a termination fee in excess of $100 million. If we terminate the Marketing Agreement upon an uncured material breach, material fraud or material willful misconduct by Monsanto, we will be entitled to receive a termination fee in excess of $100 million if the termination occurs prior to September 30, 2008. The termination fee declines over time from $100 million to a minimum of $16 million for terminations between September 30, 2008 and September 30, 2018.

NOTE 4.	IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES
2005 Charges
     During fiscal 2005, the Company recorded $9.5 million of restructuring and other charges. The Company recognized restructuring costs relating primarily to the Company’s strategic improvement plan designed to significantly improve long-term earnings through a sustained effort to reduce general and administrative costs. Primarily in relation to the plan, the Company recognized $26.3 million of severance and related costs, including curtailment charges relating to a pension plan and the retiree medical plan. The Company anticipates that restructuring activities under the strategic improvement plan will continue through fiscal 2007 and that total costs under the plan will be in the range of $33 million to $35 million.
      Offsetting these charges was a reserve reversal to restructuring income of $7.9 million related to the collection of outstanding accounts receivable due from Central Garden & Pet Company (Central Garden), and a net settlement gain of $8.9 million was recorded relating to the lawsuit against Aventis.
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
2003 Charges
     During fiscal 2003, the Company recorded $17.1 million of restructuring and other charges. Costs of $5.3 million for warehouse lease buyouts and relocation of inventory associated with exiting certain warehouses in North America, and $3.8 million related to a plan to optimize our International supply chain were included in cost of sales. Severance and consulting costs of $5.3 million for the continued European integration efforts that began in the fourth quarter of fiscal 2002, and $2.7 million of administrative facility exit costs in North America were charged to impairment, restructuring and other charges. The severance costs incurred in fiscal 2003 are related to the reduction of 78 administrative and production employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      The following is the detail of impairment, restructuring, and other charges and a rollforward of the cash portion of the restructuring and other charges accrued in fiscal 2005 and 2004 (in millions).

	2005	2004	2003

Restructuring:
Severance	$15.9	$7.6	$5.3
Facility exit costs	0.1	1.0	9.1
Central Garden litigation	(7.9)	—	—
Aventis litigation	(8.9)	—	—
Curtailment of pension and retiree medical plans	4.9	—	—
Other related costs	5.4	1.1	2.7

	9.5	9.7	17.1

Asset impairment:
Other intangibles	23.4	—	—

Total restructuring and asset impairment expense	$32.9	$9.7	$17.1

Amounts reserved for restructuring and other charges at beginning of year	$5.3	$4.5	$12.0
Restructuring expense	9.5	9.7	17.1
Receipts, payments and other	0.8	(8.9)	(24.6)

Amounts reserved for restructuring and other charges at end of year	$15.6	$5.3	$4.5

      The restructuring activities to which these costs apply are expected to be largely completed in fiscal 2006. The balance of the accrued charges at September 30, 2005 and 2004, are included in “Accrued liabilities” on the Consolidated Balance Sheets.
NOTE 5. ACQUISITIONS
Smith & Hawken®
     Effective October 2, 2004, the Company acquired all outstanding shares of Smith & Hawken®, a leading brand in the outdoor living and gardening lifestyle category, for a total cost of $73.6 million (net of cash acquired of $1.3 million). Smith & Hawken® is the leading brand in outdoor living and is an outstanding fit with our strategy to extend our reach into adjacent lawn and garden categories. Final purchase accounting allocations to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition were as follows (in millions):

Goodwill	$24.6
Non-amortizing trademarks	12.4
Amortizing other intangibles	5.0
Property, plant and equipment	20.1
Working capital	5.4
Deferred taxes	6.1

$73.6

      Amortizing intangibles consist primarily of customer relationships and favorable leaseholds and are being amortized over a weighted-average life over approximately 7.5 years. The goodwill recorded in connection with the Smith & Hawken® acquisition is not deductible for the tax purposes.
      On a pro forma basis, net sales for the years ended September 30, 2004, would have been $2,255.0 million (an increase of $148.5 million) had the acquisition of Smith & Hawken® occurred as of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 1, 2003. Reported net income on a pro forma basis would have decreased by approximately $1.6 million, or $0.02 per common share, for the year ended September 30, 2004.
Scotts LawnService®
     From fiscal 2003 through 2005, the Company’s Scotts LawnService® segment acquired 29 individual lawn service entities for a total cost of approximately $41.0 million. The following table summarizes the details of these transactions by fiscal year (dollar amounts in millions):

	Fiscal Year

	2005	2004	2003

Number of individual acquisitions	3	4	22
Total cost	$6.4	$4.0	$30.6
Portion of cost paid in cash	4.1	3.0	17.2
Notes issued and liabilities assumed	2.3	1.0	13.4
Goodwill	4.7	3.0	22.3
Other intangible assets	0.9	0.6	6.2
Working capital and property, plant and equipment	0.8	0.4	2.1
      In addition to the above, the Company acquired the minority interest in the Scotts LawnService® business during fiscal 2004 for $5.2 million ($2.0 million in cash and $3.2 million in seller notes). The purchase price was allocated to goodwill in the amount of $5.1 million and other intangible assets in the amount of $0.1.
      Substantially all of the recorded goodwill relating to the Scotts LawnService acquisitions is deductible for tax purposes. Goodwill is not being amortized for financial reporting purposes. Other intangible assets consist primarily of customer lists and non-compete agreements, and are being amortized for financial reporting purposes over a period of 7 and 3 years, respectively.
      During fiscal 2004, the Company acquired the minority interest in a subsidiary for $3.2 million, the cost of which was allocated to intangible assets. The Company’s North America segment acquired two entities to enter the pottery business in fiscal 2003. The aggregate purchase price for these two entities was $3.2 million, all of which was paid in cash. Goodwill of $0.8 million pertaining to these acquisitions is tax deductible. Other intangible assets, primarily customer accounts of $1.0 million, and inventory of $1.4 million were also recorded.
      These acquisitions are deemed immaterial for pro forma disclosure.
Transactions Subsequent to September 30, 2005
     Effective October 3, 2005, the Company acquired all outstanding shares of the Rod McLellan Company for a total cost of $22.0 million in cash. Rod McLellan Company, a provider of soil and landscape products in the western U.S., operates three soil-manufacturing facilities in California and Oregon with approximately 100 employees.
      Effective November 18, 2005, the Company acquired all outstanding shares of Gutwein & Co. Inc. (Gutwein), for approximately $77.0 million in cash. Gutwein’s annual revenues approximate $85 million in the growing wild bird food category. Gutwein’s Morning Song® products are sold at leading mass retailers, grocery, pet and general merchandise stores. Gutwein has 140 employees and operates five production facilities.

NOTE 6.	GOODWILL AND INTANGIBLE ASSETS, NET
      Goodwill and certain other intangible assets, primarily tradenames, classified as indefinite-lived assets are not amortized. Indefinite-lived assets are subject to an annual impairment test that is performed by the Company in the first quarter of its fiscal year. If it is determined that an impairment of an indefinite-lived intangible asset has occurred, an impairment charge is recognized for the amount by which the carrying value of the asset exceeds its estimated fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
      Intangible assets with finite lives, and therefore subject to amortization, include technology (e.g., patents), customer accounts, and certain tradenames. These intangible assets are being amortized on the straight-line method over periods ranging from 3 to 39 years. In addition to the annual impairment analysis required for goodwill and indefinite-lived intangible assets, management will assess the recoverability of any intangible asset whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.
      In the first quarter of fiscal 2005, the Company completed its annual impairment analysis of goodwill and indefinite-lived intangible assets and determined that tradenames associated with the consumer business in the United Kingdom were impaired. The fair value of the tradenames was determined by estimating the royalties saved because of the Company’s ownership of the tradenames. The approach uses an estimated royalty rate applied to projected revenues to develop after-tax cost savings. The implied savings are then discounted to a present value amount which is used as the approximation of fair value. The reduction in the value of the tradenames has resulted primarily from a decline in the profitability of the U.K. growing media business and unfavorable category mix trends. Although management is developing strategies to significantly improve the profitability of the U.K. business, we believe an impairment charge against the book value of the indefinite-lived tradenames is appropriate. Accordingly, an impairment charge of $22 million was recorded and classified as “Impairment, restructuring, and other charges” in the Consolidated Statement of Operations for fiscal 2005.
      The following table presents goodwill and intangible assets as of September 30, 2005 and 2004 (dollars in millions).

		September 30, 2005			September 30, 2004

	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Technology	13	$73.3	$(37.1)	$36.2	$69.1	$(26.1)	$43.0
Customer accounts	24	44.1	(10.9)	33.2	44.4	(8.6)	35.8
Tradenames	17	11.3	(4.2)	7.1	11.0	(3.6)	7.4
Other	14	89.7	(64.9)	24.8	56.4	(41.6)	14.8

Total amortizable intangible assets, net				101.3			101.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		September 30, 2005			September 30, 2004

	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Unamortizable intangible assets:
Tradenames				334.8			326.6
Other				3.4			3.4

Total intangible assets, net				439.5			431.0
Goodwill				432.9			417.9

Total goodwill and intangible assets, net				$872.4			$848.9

      The changes to the net carrying value of goodwill by segment for the fiscal years ended September 30, 2005 and 2004, are as follows (in millions):

	North	Scotts		Other/
	America	LawnService®	International	Corporate	Total

Balance as of September 30, 2003	$203.4	$91.4	$111.7	$—	$406.5
Increases due to acquisitions	3.2	8.9	—	—	12.1
Reduction of final purchase price of previous acquisitions	(1.8)	—	(2.5)	—	(4.3)
Reclassifications	(1.7)	—	2.7	—	1.0
Other, primarily cumulative translation	(4.4)	—	7.0	—	2.6

Balance as of September 30, 2004	198.7	100.3	118.9	—	417.9
Increases due to acquisitions	—	4.7	—	24.6	29.3
Reclassifications	(8.0)	—	(2.7)		(10.7)
Other, primarily cumulative translation	0.2	—	(3.8)	—	(3.6)

Balance as of September 30, 2005	$190.9	$105.0	$112.4	$24.6	$432.9

      The total amortization expense for the years ended September 30, 2005, 2004 and 2003 was $17.6 million, $8.3 million and $8.6 million, respectively. Estimated amortization expense for amortizable intangible assets recorded at September 30, 2005, for the following years ended September 30, is (in millions):

2006	$11.2
2007	10.9
2008	10.7
2009	9.2
2010	7.3

NOTE 7.	RETIREMENT PLANS
      The Company sponsors a defined contribution profit sharing and 401(k) plan for substantially all U.S. associates. The Company provides a base contribution equal to 2% of compensation up to 50% of the Social Security taxable wage base plus 4% of remaining compensation. Associates also may make pretax contributions from compensation that are matched by the Company at 100% of the associates’ initial 3% contribution and 50% of their remaining contribution up to 5%. The Company recorded charges of $10.8 million, $9.7 million and $9.6 million under the plan in fiscal 2005, 2004 and 2003, respectively.
      The Company sponsors two defined benefit plans for certain U.S. associates. Benefits under these plans have been frozen and closed to new associates since 1997. The benefits under the primary plan are based on years of service and the associates’ average final compensation or stated amounts. The Company’s funding policy, consistent with statutory requirements and tax considerations, is based on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
actuarial computations using the Projected Unit Credit method. The second frozen plan is a non-qualified supplemental pension plan. This plan provides for incremental pension payments so that total pension payments equal amounts that would have been payable from the Company’s pension plan if it were not for limitations imposed by the income tax regulations.
      The Company sponsors defined benefit pension plans associated with its International businesses in the United Kingdom, Netherlands, Germany, France, and Austria. These plans generally cover all associates of the respective businesses with retirement benefits primarily based on years of service and compensation levels. During fiscal 2004, the U.K. plans were closed to new participants, but existing participants continue to accrue benefits. All newly hired associates of Scotts U.K. now participate in a new defined contribution plan in lieu of the defined benefit plans.
      The following tables present information about benefit obligations, plan assets, annual expense, assumptions and other information about the Company’s defined benefit pension plans (in millions):

	Frozen Defined		International
	Benefit Plans		Benefit Plans

	2005	2004	2005	2004

Change in projected benefit obligation
Benefit obligation at beginning of year	$92.1	$88.7	$130.9	$119.0
Service cost	—	—	3.3	4.1
Interest cost	5.2	5.1	7.1	6.6
Plan participants’ contributions	—	—	1.1	0.9
Curtailment loss (gain)	2.3	—	—	(0.5)
Actuarial loss (gain)	2.0	3.8	24.8	(3.6)
Benefits paid	(5.5)	(5.5)	(4.4)	(4.5)
Foreign currency translation	—	—	(4.6)	8.9

Projected benefit obligation at end of year	$96.1	$92.1	$158.2	$130.9

Accumulated benefit obligation at end of year	$96.1	$92.1	$143.3	$118.7

Change in plan assets
Fair value of plan assets at beginning of year	$69.6	$59.2	$80.0	$63.6
Actual return on plan assets	8.3	6.2	14.9	8.9
Employer contribution	0.1	9.7	7.6	6.1
Plan participants’ contributions	—	—	1.1	0.9
Benefits paid	(5.5)	(5.5)	(4.7)	(4.5)
Foreign currency translation	—	—	(2.5)	5.0

Fair value of plan assets at end of year	$72.5	$69.6	$96.4	$80.0

Amounts recognized in the balance sheets consist of:
Funded Status — projected benefit obligation in excess of plan assets as of September 30 measurement date	$(23.6)	$(22.5)	$(61.8)	$(50.9)
Unrecognized losses	32.1	35.6	45.4	31.9

Net amount recognized	8.5	13.1	(16.4)	(19.0)
Additional minimum pension liability	(32.1)	(35.6)	(32.2)	(22.1)

Total amount accrued	$(23.6)	$(22.5)	$(48.6)	$(41.1)

Weighted average assumptions used in development of projected benefit obligation:
Discount rate	5.63%	5.75%	4.68%	5.35%
Rate of compensation increase	n/a	n/a	3.5%	3.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Curtailed Defined			International
	Benefit Plan			Benefit Plans

	2005	2004	2003	2005	2004	2003

Components of net periodic benefit cost
Service cost	$—	$—	$—	$3.3	$4.2	$4.0
Interest cost	5.2	5.1	5.0	7.1	6.6	5.8
Expected return on plan assets	(5.4)	(4.5)	(3.8)	(6.3)	(5.3)	(4.0)
Net amortization	2.6	2.6	1.9	1.4	1.8	2.2

Net periodic benefit cost	2.4	3.2	3.1	5.5	7.3	8.0
Curtailment loss (gain)	2.3	—	—	—	(0.3)	—

Total benefit cost	$4.7	$3.2	$3.1	$5.5	$7.0	$8.0

	Curtailed Defined			International Benefit
	Benefit Plan			Plans

	2005	2004	2003	2005	2004	2003

Weighted average assumptions used in development of net periodic benefit cost:
Discount rate	5.75%	6.0%	6.75%	5.35%	5.25%	5.5%
Expected return on plan assets	8.0%	8.0%	8.0%	7.5%	7.5%	7.5%
Rate of compensation increase	n/a	n/a	n/a	3.7%	3.7%	3.7%
Other Information:

		International
	Curtailed Defined	Benefit
	Benefit Plans	Plans

Plan asset allocations:
Target for September 30, 2006:
Equity securities	60%	55%
Debt securities	40%	45%
September 30, 2005:
Equity securities	63%	61%
Debt securities	36%	38%
Other	1%	1%
September 30, 2004:
Equity securities	60%	84%
Debt securities	39%	12%
Other	1%	4%
Expected contributions in fiscal 2006:
Company	$0.2	$7.5
Employee	—	1.0
Expected future benefit payments:
2006	$6.3	$4.5
2007	6.4	4.6
2008	6.4	4.8
2009	6.5	5.0
2010	6.5	5.2
Total 2011 to 2015	33.2	28.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investment Strategy:
     The Company maintains target allocation percentages among various asset classes based on an individual investment policy established for each of the various pension plans which are designed to achieve long term objectives of return, while mitigating against downside risk and considering expected cash requirements to fund benefit payments. Our investment policies are reviewed from time to time to ensure consistency with our long-term objectives.
Basis for Long-Term Rate of Return on Assets Assumption:
     The Company’s expected long-term rate of return on assets assumptions are derived from studies conducted by third parties. The studies include a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for benefits under the various pension plans. While the studies give appropriate consideration to recent fund performance and historical returns, the assumptions primarily represent expectations about future rates of return over the long term.

NOTE 8.	ASSOCIATE MEDICAL BENEFITS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      The following table sets forth the information about the retiree medical plan for domestic associates (in millions):

	2005	2004

Change in Accumulated Plan Benefit Obligation (APBO)
Benefit obligation at beginning of year	$33.8	$31.8
Service cost	0.7	0.5
Interest cost	2.0	2.0
Plan participants’ contributions	0.6	0.5
Loss on curtailment	2.5	—
Actuarial (gain) loss	(2.1)	1.3
Benefits paid	(2.8)	(2.3)

APBO at end of year	$34.7	$33.8

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	2.2	1.8
Plan participants’ contributions	0.6	0.5
Benefits paid	(2.8)	(2.3)

Fair value of plan assets at end of year	$—	$—

Amounts recognized in the balance sheet consist of:
Funded status as of September 30 measurement date	$(34.7)	$(33.8)
Unrecognized prior loss	6.1	8.8

Accrued benefit cost (net amount recognized)	$(28.6)	$(25.0)

Discount rate used in development of APBO	5.51%	5.75%

Development of accrued benefit cost
Accrued benefit cost at beginning of year	$25.0	$24.3
Postretirement benefit cost	3.3	2.5
Curtailment charge	2.5	—
Employer contributions	(2.2)	(1.8)

Accrued benefit cost at end of year	$28.6	$25.0

	2005	2004	2003

Components of net periodic benefit cost
Service cost	$0.7	$0.5	$0.4
Interest cost	2.0	2.0	1.9
Amortization of:
Actuarial loss	0.6	0.4	0.2
Prior service cost	—	(0.4)	(0.7)

Net periodic postretirement benefit cost	3.3	2.5	1.8
Curtailment charge	2.5	—	—

Total postretirement benefit cost	$5.8	$2.5	$1.8

Discount rate used in development of net periodic benefit cost	5.75%	6.00%	6.75%
      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) became law. The Act provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to the benefit established by the Act. On May 19, 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(the “FSP”). The FSP provides guidance on accounting for the effects of the Act, which the Company adopted at the beginning of its fourth quarter of fiscal 2004. The APBO at September 30, 2005, has been reduced by a deferred actuarial gain in the amount of $5.9 million to reflect the effect of the subsidy related to benefits attributed to past service. The amortization of the actuarial gain and reduction of service and interest costs served to reduce net periodic post retirement benefit cost for fiscal 2005 and 2004 by $0.2 and $0.1 million, respectively.
      For measurement as of September 30, 2005, management has assumed that health care costs will increase at an annual rate of 8.5% in fiscal 2006 (period from October 1, 2005, to September 30, 2006), decreasing 0.50% per year to an ultimate trend of 5.00% in 2013. A 1% increase in health cost trend rate assumptions would increase the APBO as of September 30, 2005 and 2004 by $0.2 million and $0.9 million, respectively. A 1% decrease in health cost trend rate assumptions would decrease the APBO as of September 30, 2005 and 2004 by $0.2 million and $1.0 million, respectively. A 1% increase or decrease in the same rate would not have a material effect on service or interest costs.
Estimated Future Benefit Payments
     The following benefit payments under the plan are expected to be paid by the Company and the retirees for the fiscal years indicated (in millions):

	Gross		Medicare	Net
	Benefit	Retiree	Part D	Company
	Payments	Contributions	Subsidy	Payments

2006	$3.4	$(0.8)	$(0.2)	$2.4
2007	3.9	(0.9)	(0.3)	2.7
2008	4.1	(1.0)	(0.3)	2.8
2009	4.3	(1.2)	(0.3)	2.8
2010	4.5	(1.3)	(0.4)	2.8
2011-2015	26.7	(10.3)	(2.7)	13.7
      The Company also provides comprehensive major medical benefits to its associates. The Company is self-insured for certain health benefits up to $0.3 million per occurrence per individual. The cost of such benefits is recognized as expense in the period the claim is incurred. This cost was $17.9 million, $17.0 million, and $15.4 million in fiscal 2005, 2004 and 2003, respectively.

NOTE 9.	DEBT

	September 30,

	2005	2004

	(in millions)
Revolver	$166.2	$—
Term loans	—	399.0
Senior Subordinated Notes:
6 5/8% Notes	200.0	200.0
Notes due to sellers	8.1	13.2
Foreign bank borrowings and term loans	6.8	10.8
Other	12.4	7.6

	393.5	630.6
Less current portions	11.1	22.1

	$382.4	$608.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Maturities of short- and long-term debt for the next five fiscal years and thereafter are as follows (in millions):

2006	$11.1
2007	6.3
2008	2.2
2009	1.7
2010	167.2
Thereafter	205.0

$393.5

      On July 21, 2005, the Company entered into a Revolving Credit Agreement (the “New Credit Agreement”) for the purpose of (a) repaying in full the loans under its previous credit agreement dated as of October 22, 2003, as amended and (b) providing funds for working capital and other general corporate purposes of the Company and its subsidiaries.
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
      Swingline loans are also available under the New Credit Agreement provided that (i) the aggregate principal amount of swingline loans outstanding at any time may not exceed $100 million and (ii) the sum of outstanding letters of credit, swingline loans and other loans made under the New Credit Agreement may not exceed $1 billion (or $1.15 billion if additional revolving credit commitments have been obtained).
      The terms of the New Credit Agreement provide for customary representations and warranties and affirmative covenants. The New Credit Agreement also contains customary negative covenants providing limitations, subject to negotiated carve-outs, on liens, contingent obligations, fundamental changes, acquisitions, investments, loans and advances, indebtedness, restrictions on subsidiary distributions, transactions with affiliates and officers, sales of assets, sale and leaseback transactions, changing the Company’s fiscal year end, modification of specified debt instruments, negative pledge clauses, entering into new lines of business, restricted payments (including dividend payments currently restricted to $75 million annually) and redemption of specified indebtedness. The New Credit Agreement also requires the maintenance of a Leverage Ratio and Minimum Interest Coverage (both as defined).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
      Revolving credit borrowings under the New Credit Agreement in the aggregate amount of $195.7 million were combined with cash on hand in the amount of $200.3 million to repay in full the outstanding Tranche A Term Loans ($248 million) and Tranche B Term Loans ($148 million) under the prior credit agreement (which was then terminated). Certain fees in connection with entering into the New Credit Agreement were also paid from cash on hand. In addition, letters of credit in the aggregate amount of $15.6 million were assigned to the New Credit Agreement. Total fees of approximately $3.6 million have been capitalized and are being amortized on the straight-line method over the five year term of the New Credit Agreement.
      A loss on the refinancing in the amount of $1.3 million, representing the write-off of deferred financing costs incurred related to the Term Loans that were repaid, was recognized in the fourth quarter of fiscal 2005. In addition, interest rate swap agreements in the notional amount of $125 million, that effectively converted a portion of the variable rate Term Loans to a fixed rate, were unwound, resulting in a gain of $2.9 million that will be amortized against future interest expense under the New Credit Agreement.
NOTE 10. SHAREHOLDERS’ EQUITY

	2005	2004

(in millions)
STOCK
Preferred shares, no par value:
Authorized	0.2 shares	0.2 shares
Issued	0.0 shares	0.0 shares
Common shares, no par value
Authorized	100.0 shares	100.0 shares
Issued	67.8 shares	65.6 shares
      In fiscal 1995, the Company merged with Stern’s Miracle-Gro Products, Inc. (Miracle-Gro). At September 30, 2005, the former shareholders of Miracle-Gro, including Hagedorn Partnership L.P., owned approximately 31% of The Scotts Miracle-Gro Company’s outstanding common shares and, thus, have the ability to significantly influence the election of directors and approval of other actions requiring the approval of The Scotts Miracle-Gro Company’s shareholders.
      Under the terms of the Miracle-Gro merger agreement, the former shareholders of Miracle-Gro may not acquire, directly or indirectly, beneficial ownership of Voting Stock (as that term is defined in the Miracle-Gro merger agreement) representing more than 49% of the total voting power of the outstanding Voting Stock, except pursuant to a tender offer for 100% of that total voting power, which tender offer is made at a price per share which is not less than the market price per share on the last trading day before the announcement of the tender offer and is conditioned upon the receipt of at least 50% of the Voting Stock beneficially owned by shareholders of The Scotts Miracle-Gro Company other than the former shareholders of Miracle-Gro and their affiliates and associates.
      The Company grants share-based awards annually to officers, other key employees, and non-employee directors. Historically, these awards primarily include stock options with exercise prices equal to the market price of the underlying common shares on the date of grant with a term of 10 years. In recent years, the Company also has begun to grant awards of restricted stock. These share-based awards have

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
been made under plans approved by the shareholders in 1992, 1996, and 2003. Generally, in respect of grants to employees, a three-year cliff vesting schedule is used for all share-based awards unless decided otherwise by the Compensation and Organization Committee of the Board of Directors. Grants to non-employee directors typically vest in one year or less. A maximum of 18 million common shares may be delivered for issuance under these plans. At September 30, 2005, approximately 1.1 million common shares are not subject to outstanding awards and are available to underlie the grant of new share-based awards. Subsequent to September 30, 2005, the Company granted a total of 917,300 share-based awards to key employees. These awards have an estimated fair value of $17.0 million as of the date of grant.
      The following is a recap of the share-based awards granted over the last three years:

	Year Ended September 30,

	2005	2004	2003

Key employees
Options	965,600	118,000	809,000
Stock appreciation rights		775,500	478,000
Restricted stock	101,000	—
Board of Directors — Options	147,000	152,500	126,000

Total share-based awards	1,213,600	1,046,000	1,413,000

Fair value at grant dates (in millions)	$15.1	$11.0	$13.1
      The exercise price for option awards and the stated price for stock appreciation rights awards were determined by the closing price of the Company’s common shares on the date of grant. The related compensation expense recorded in fiscal 2005, fiscal 2004, and fiscal 2003 was $10.7 million, $7.8 million, and $4.8 million, respectively. Stock appreciation rights result in less dilution than option awards as the SAR holder receives a net share settlement upon exercise. Tax benefits allocated to capital in excess of stated value relating to the exercise of stock options amounted to $15.5 million in fiscal 2005. The Company also has a phantom option plan for certain management employees which is payable in cash based on the increase in the Company’s share price over a three-year vesting period.
      Had compensation expense been recognized for unvested stock options granted prior to the Company’s adoption of the expense recognition provisions of SFAS 123 as of October 1, 2002, the Company would have recorded net income and net income per share as follows (in millions, except per share data):

	For the fiscal
	Years Ended
	September 30,

	2004	2003

Net income	$100.9	$103.8
Stock-based compensation expense included in reported net income, net of tax	4.9	2.9
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(7.1)	(7.0)

Net income, as adjusted	$98.7	$99.7

Net income per share, as reported:
Basic	$1.56	$1.68
Diluted	$1.52	$1.62
Net income per share, as adjusted:
Basic	$1.53	$1.62
Diluted	$1.48	$1.56
      The “as adjusted” amounts shown above are not necessarily representative of the impact on net income in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options/SARs
     Aggregate option and stock appreciation right award activity consists of the following (options/ SARs in millions):

	Fiscal Year Ended September 30,

	2005		2004		2003

		WTD.		WTD.		WTD.
		Avg.		Avg.		Avg.
	No. of	Exercise	No. of	Exercise	No. of	Exercise
	Options/SARs	Price	Options/SARs	Price	Options/SARs	Price

Beginning balance	7.6	$19.87	8.2	$17.50	8.4	$15.63
Awards granted	1.2	$34.56	1.2	$29.41	1.4	$24.54
Awards exercised	(2.1)	$15.99	(1.6)	$14.67	(1.4)	$13.57
Awards forfeited	(0.3)	$28.06	(0.2)	$24.28	(0.2)	$18.22

Ending balance	6.4	$23.09	7.6	$19.87	8.2	$17.50

Exercisable	3.4	$17.89	4.6	$16.97	4.8	$15.66
      The following summarizes certain information pertaining to option and stock appreciation right awards outstanding and exercisable at September 30, 2005 (options/ SARs in millions):

	Awards Outstanding			Awards Exercisable

	No. of	WTD. Avg.	WTD. Avg.	No. of
Range of	Options/	Remaining	Exercise	Options/	Exercise
Exercise Price	SARs	Life	Price	SARS	Price

$ 8.50 – $14.72	0.5	1.54	$10.90	0.5	$10.90
$15.00 – $17.38	1.0	3.87	15.64	0.9	15.64
$17.50 – $19.98	1.6	4.86	18.92	1.6	18.92
$20.07 – $25.62	1.3	7.12	24.42	0.2	24.05
$29.08 – $31.56	1.0	8.16	29.42	0.2	34.17
$32.58 – $40.53	1.0	9.22	34.55	—	—

	6.4		$23.09	3.4	$17.89

      The fair value of each award granted has been estimated on the grant date using the Binomial model for fiscal 2005 and the Black-Scholes option-pricing model for fiscal 2004 and fiscal 2003. The weighted average assumptions for those granted in fiscal 2005, fiscal 2004 and fiscal 2003 are as follows:

	Year Ended September 30,

	2005	2004	2003

Market price volatility	23.9%	24.3%	30.1%
Risk-free interest rates	3.7%	3.3%	3.5%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life of options/SARs	6.15	6.20	7.00
Estimated weighted-average fair value per share of options/SARs	$10.57	$8.86	$9.68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock
     Aggregate restricted stock award activity is as follows:

	No. of	Fair Value at
	Shares	Date of Grant

Beginning balance October 1, 2003	—	$—

Granted	30,000	0.9
Fully vested	—	—
Forfeited	—	—

Balance September 30, 2004	30,000	$0.9
Granted	101,000	3.3
Fully vested	(1,600)	(0.1)
Forfeited	(15,000)	(0.5)

Balance September 30, 2005	114,400	$3.6

      The fair value of all share-based awards has been recorded as unearned compensation and is shown as a separate component of shareholders’ equity. Unearned compensation is amortized over the vesting period for the particular grant, and is recognized as a component of “Selling, general and administrative” expenses within the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. EARNINGS PER COMMON SHARE
     The following table (in millions, except per share data) presents information necessary to calculate basic and diluted earnings per common share. Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding plus all potentially dilutive securities. Options to purchase 0.04 million, 0.2 million and 0.2 million common shares for the years ended September 30, 2005, 2004 and 2003, respectively, were not included in the computation of diluted earnings per common share. These options were excluded from the calculation because the exercise price of these options was greater than the average market price of the common shares in the respective periods, and therefore, they were anti-dilutive.

	Year Ended September 30,

	2005	2004	2003

Income from continuing operations	$100.4	$100.5	$103.2
Income from discontinued operations	0.2	0.4	0.6

Net income	$100.6	$100.9	$103.8

BASIC EARNINGS PER COMMON SHARE:
Weighted-average common shares outstanding during the period	66.8	64.7	61.8

Income from continuing operations	$1.51	$1.55	$1.67
Income from discontinued operations	—	0.01	0.01

Net income	$1.51	$1.56	$1.68

DILUTED EARNINGS PER COMMON SHARE:
Weighted-average common shares outstanding during the period	66.8	64.7	61.8
Potential common shares:
Assuming exercise of options/ SARs	1.8	1.9	2.5

Weighted-average number of common shares outstanding and dilutive potential common shares	68.6	66.6	64.3

Income from continuing operations	$1.47	$1.51	$1.61
Income from discontinued operations	—	0.01	0.01

Net income	$1.47	$1.52	$1.62

NOTE 12. INCOME TAXES
     The provision for income taxes consists of the following (in millions):

	Year Ended September 30,

	2005	2004	2003

Currently payable:
Federal	$55.9	$33.4	$7.9
State	7.0	4.9	0.9
Foreign	8.4	4.5	5.3
Deferred:
Federal	(11.8)	14.9	41.3
State	(1.8)	0.2	3.8
Foreign	—	0.1	—

	$57.7	$58.0	$59.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      The domestic and foreign components of income before taxes are as follows (in millions):

	Year Ended September 30,

	2005	2004	2003

Domestic	$170.0	$143.2	$150.7
Foreign	(11.9)	15.3	11.7

Income before taxes	$158.1	$158.5	$162.4

      A reconciliation of the federal corporate income tax rate and the effective tax rate on income before income taxes from continuing operations is summarized below (in millions):

	Year Ended September 30,

	2005	2004	2003

Statutory income tax rate	35.0%	35.0%	35.0%
Effect of foreign operations	0.2	(0.4)	(0.1)
State taxes, net of federal benefit	1.8	2.1	1.9
Change in deferred state effective tax rate	—	—	(1.8)
Change in state NOL & credit carry forwards	1.9	(0.8)	—
Change in valuation allowance	—	(0.6)	0.6
Other	(2.4)	1.3	0.8

Effective income tax rate	36.5%	36.6%	36.4%

      The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets are (in millions):

	September 30,

	2005	2004

Net current deferred tax asset (classified with prepaid and other assets)	$15.6	$24.9
Net non-current deferred tax liability (classified with other liabilities)	(4.5)	(18.6)

Net deferred tax asset	$11.1	$6.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      The components of the net deferred tax asset are as follows (in millions):

	September 30,

	2005	2004

DEFERRED TAX ASSETS
Inventories	$11.4	$14.8
Accrued liabilities	54.7	38.2
Postretirement benefits	38.4	32.5
Accounts receivable	6.5	10.6
Other	18.3	16.4

Gross deferred tax assets	129.3	112.5
Valuation allowance	(2.4)	—

Deferred tax assets	126.9	112.5
DEFERRED TAX LIABILITIES
Property, plant and equipment	(47.5)	(50.6)
Intangible assets	(59.9)	(48.8)
Other	(8.4)	(6.8)

Deferred tax liability	(115.8)	(106.2)

Net deferred tax asset	$11.1	$6.3

      Tax benefits relating to state net operating loss carryforwards were $5.4 million and $5.3 million at September 30, 2005 and 2004, respectively. State net operating loss carryforward periods range from 5 to 20 years. Any losses not utilized within a specific state’s carryforward period will expire. The tax benefits relating to state net operating loss carryforwards for fiscal 2005 include $2.4 million relating to the acquisition of Smith & Hawken® as was recorded as part of the purchase accounting. As the losses may only be used against income of Smith & Hawken®, and cannot be used to offset income of the consolidated group, a full valuation allowance has been placed on this portion. State tax credits were $0.4 million and $2.1 million at September 30, 2005 and 2004, respectively. Any unused credits will begin to expire starting in fiscal 2006.
      Ohio corporate tax legislation enacted on June 30, 2005 phases out the Ohio Corporate Franchise Tax and phases in the new gross receipts tax called the Commercial Activity Tax (CAT). The Corporate Franchise Tax was generally based on federal taxable income, but the CAT is based on sales in Ohio. As required by SFAS 109, “Accounting for Income Taxes,” we recorded the impact of the change in Ohio legislation in the third quarter of fiscal 2005. The effect of the change in the law was immaterial to the consolidated financial statements.
      In accordance with APB 23, deferred taxes have not been provided on unremitted earnings of certain foreign subsidiaries and foreign corporate joint ventures of approximately $65.3 million that arose in fiscal years ended on or before September 30, 2005, since such earnings are considered permanently reinvested.
      The American Jobs Creation Act (“the AJCA”) provides a deduction of 85% on certain foreign earnings repatriated. The Company does not expect to be able to take advantage of this deduction based upon the Company’s current foreign income and tax rates. The AJCA also provides a deduction calculated as a percentage of qualified income from manufacturing in the United States. The percentage increases from 3% to 9% over a 6-year period beginning with the Company’s 2006 fiscal year. In December 2004, the FASB issued a new staff position providing for this deduction to be treated as a special deduction, as opposed to a tax rate reduction, in accordance with SFAS 109. The benefit of this deduction is not expected to have a material impact on the Company’s effective tax rate in fiscal 2006.
      Management judgment is required in determining tax provisions and evaluating tax positions. Management believes its tax positions and related provisions reflected in the consolidated financial statements are fully supportable and appropriate. We establish reserves for additional income taxes that may become due if our tax positions are challenged and not sustained. Our tax provision includes the impact of recording reserves and changes thereto. The reserves for additional income taxes are based on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
management’s best estimate of the ultimate resolution of the tax matter. Based on currently available information, we believe that the ultimate outcomes of any challenges to our tax positions will not have a material adverse effect on our financial position, results of operations or cash flows. Our tax provision includes the impact of recording reserves and changes thereto.
NOTE 13. FINANCIAL INSTRUMENTS
     A description of the Company’s financial instruments and the methods and assumptions used to estimate their fair values is as follows:
Long-Term Debt
     The fair value of the Company’s 6 5/8% Senior Subordinated Notes was estimated based on recent trading information. The carrying amounts of variable rate debt, including borrowings under the Credit Agreement and foreign bank borrowings and term loans, are considered to approximate their fair values.
Foreign Currency Swap Agreements
     From time to time, the Company enters into foreign currency swap contracts to manage the exchange rate risk associated with intercompany loans made to foreign affiliates that are denominated in dollars. At September 30, 2005, the notional amount of such foreign currency swap contracts outstanding was $174.5 million with a fair value of $2.4 million. The unrealized gain on the swap contracts approximates the unrealized loss recognized by our foreign affiliates.
Interest Rate Swap Agreements
     At September 30, 2005, the Company did not have any interest rate swaps outstanding. At September 30, 2004, the Company had nine interest rate swaps outstanding with a total notional amount of $175.0 million with major financial institutions that effectively converted a portion of its variable-rate debt to a fixed rate. The swaps outstanding at September 30, 2004, had notional amounts between $10 million and $50 million with three to seven-year terms commencing in October 2001. Under the terms of these swaps, the Company paid swap rates ranging from 2.76% to 3.77% and received three-month LIBOR in return. In November 2005, the Company entered into four interest rate swaps with a total notional amount of $100.0 million, each swap having a notional amount of $25.0 million and a term of three years.
      The Company enters into interest rate swap agreements as a means to hedge its variable interest rate exposure on debt instruments. Since the interest rate swaps have been designated as hedging instruments, their fair values are reflected in the Company’s Consolidated Balance Sheets. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. Unrealized gains or losses resulting from valuing these swaps at fair value are recorded as elements of “Accumulated other comprehensive loss” within the Consolidated Balance Sheets. The fair value of the swap agreements was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date.
Estimated Fair Values
     The estimated fair values of the Company’s financial instruments are as follows for the fiscal years ended September 30 (in millions):

	2005		2004

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Revolving and term loans under Credit Agreement	$166.2	$166.2	$399.0	$399.0
Senior Subordinated Notes	200.0	201.5	200.0	211.8
Foreign bank borrowings and term loans	6.8	6.8	10.8	10.8
Foreign currency swap agreements	2.4	2.4	—	—
Interest rate swap agreements	—	—	0.5	0.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Excluded from the fair value table above are the following items that are included in the Company’s total debt balances at September 30, 2005 and 2004 (in millions):

	2005	2004

Notes due to sellers	$8.1	$13.2
Other	12.4	7.6
NOTE 14. OPERATING LEASES
     The Company leases certain property and equipment from third parties under various non-cancelable operating lease agreements Certain lease agreements contain renewal and purchase options. The lease agreements generally provide that the Company pay taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for non-cancelable operating leases at September 30, 2005, are as follows (in millions):

2006	$31.4
2007	25.8
2008	21.6
2009	15.9
2010	12.1
Thereafter	47.8

Total future minimum lease payments	$154.6

      The Company also leases certain vehicles (primarily cars and light trucks) under agreements that are cancelable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of September 30, 2005, the Company’s residual value guarantee would have approximated $11.1 million. Other residual value guarantees apply only at the conclusion of the non-cancelable lease term, as follows:

	Amount of	Lease
	Guarantee	Termination Date

Scotts LawnService® vehicles	$4.9 million	2009
Corporate aircraft	12.2 million	2008 and 2010
      Rent expense for fiscal 2005, fiscal 2004 and fiscal 2003 totaled $57.9 million, $44.8 million, and $40.8 million, respectively.
NOTE 15. COMMITMENTS
     The Company has the following unconditional purchase obligations due during each of the next five fiscal years that have not been recognized on the balance sheet at September 30, 2005 (in millions):

2006	$96.5
2007	73.0
2008	21.7
2009	13.3
2010	3.9

$208.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16. CONTINGENCIES
     Management continually evaluates the Company’s contingencies, including various lawsuits and claims which arise in the normal course of business, product and general liabilities, worker’s compensation, property losses and other fiduciary liabilities for which the Company is self-insured or retains a high exposure limit. Self-insurance reserves are established based on actuarial estimates. Legal costs incurred in connection with the resolution of claims, lawsuits and other contingencies generally are expensed as incurred. In the opinion of management, its assessment of contingencies is reasonable and related reserves, in the aggregate, are adequate; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters. The following matters are the more significant of the Company’s identified contingencies.
Environmental Matters
     In 1997, the Ohio EPA initiated an enforcement action against the Company with respect to alleged surface water violations and inadequate treatment capabilities at the Marysville, Ohio facility seeking corrective action under the federal Resource Conservation and Recovery Act. The action related to discharges from on-site waste water treatment and several discontinued on-site disposal areas.
      Pursuant to a Consent Order entered by the Union County Common Pleas Court in 2002, the Company is actively engaged in restoring the site to eliminate exposure to waste materials from the discontinued on-site disposal areas.
      At September 30, 2005, $3.3 million was accrued for environmental and regulatory matters, primarily related to the Marysville facility. Most of the accrued costs are expected to be paid in fiscal 2006 and 2007; however, payments could be made for a period thereafter. While the amounts accrued are believed to be adequate to cover known environmental exposures based on current facts and estimates of likely outcome, the adequacy of these accruals is based on several significant assumptions:

•	that all significant sites that must be remediated have been identified;

•	that there are no significant conditions of contamination that are unknown to us; and

•	that with respect to the agreed judicial Consent Order in Ohio, potentially contaminated soil can be remediated in place rather than having to be removed and only specific stream segments will require remediation as opposed to the entire stream.
If there is a significant change in the facts and circumstances surrounding these assumptions, it could have a material impact on the ultimate outcome of these matters and our results of operations, financial position and cash flows.
      During fiscal 2005, fiscal 2004, and fiscal 2003, we have expensed approximately $3.7 million, $3.3 million, and $1.5 million, respectively, for environmental matters.
AgrEvo Environmental Health, Inc. v. The Scotts Company (Southern District of New York)
   The Scotts Company v. Aventis S.A. and Starlink Logistics, Inc. (Southern District of Ohio)
     On September 30, 2005, all litigation among the aforementioned companies has been concluded with the Company receiving a payment of approximately $10 million, of this amount $8.9 million is recorded in “Impairment, restructuring and other charges” within the Consolidated Statements of Operations (see Note 4).
Central Garden & Pet Company
   The Scotts Company v. Central Garden, Southern District of Ohio
   Central Garden v. Scotts & Pharmacia, Northern District of California
     All litigation with the Central Garden & Pet Company (“Central Garden”) has been concluded. On July 15, 2005, the Company received approximately $15 million in satisfaction of the judgment against

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Central Garden. The Company has recognized the satisfaction of this judgment in its financial results for fiscal 2005 as follows (in millions):

Reversal of reserve against outstanding receivables due from Central Garden. The reserve was initially established through a charge to restructuring and other charges within selling, general and administrative expenses; therefore, the reversal of the reserve has been classified in a like manner. (See Note 4)	$7.9
Portion of judgment classified with other income, net	4.1

Total amount included in income from operations	12.0
Portion of judgment applied to unreserved accounts receivable due from Central Garden	3.0

Total judgment	$15.0

      All pending litigation brought by Central Garden against the Company has been concluded including the previously pending antitrust case in the Northern District of California in which Scotts prevailed.
U.S. Horticultural Supply, Inc. (F/K/A E.C. Geiger, Inc.)
     On November 5, 2004, U.S. Horticultural Supply (“Geiger”) filed suit against The Scotts Company in the U.S. District Court for the Eastern District of Pennsylvania. This complaint alleges that the Company conspired with another distributor, Griffin Greenhouse Supplies, Inc., to restrain trade in the horticultural products market, in violation of Sections 1 and 57 of the Sherman Antitrust Act.
      The Company believes that all of Geiger’s claims are without merit and intends to vigorously defend against them. If any of the above actions are determined adversely to the Company, the result could have a material adverse effect on results of operations, financial position and cash flows. Any potential exposure that the Company may face cannot be reasonably estimated. Therefore, no accrual has been established related to this matter.
Other
     The Company has been named a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on the Company’s historic use of vermiculite in certain of its products. The complaints in these cases are not specific about the plaintiffs’ contacts with the Company or its products. The Company in each case is one of numerous defendants and none of the claims seeks damages from the Company alone. The Company believes that the claims against it are without merit and is vigorously defending them. It is not currently possible to reasonably estimate a probable loss, if any, associated with the cases and, accordingly, no accrual or reserves have been recorded in the consolidated financial statements. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material adverse effect on the Company’s financial condition or its results of operations.
      The Company is reviewing agreements and policies that may provide insurance coverage or indemnity as to these claims and is pursuing coverage under some of these agreements, although there can be no assurance of the results of these efforts.
      The Company is involved in other lawsuits and claims which arise in the normal course of business. These claims individually and in the aggregate are not expected to result in a material adverse effect on the Company’s results of operations, financial position or cash flows.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      At September 30, 2005, 76% of the Company’s accounts receivable were due from customers geographically located in North America. Approximately 83% of these receivables were generated from the consumer business with the remaining 17% due from customers of Scotts LawnService®, the professional businesses (primarily distributors), and Smith & Hawken®. Our top 3 customers within the consumer business accounted for 80% of total consumer accounts receivable.
      At September 30, 2004, 71% of the Company’s accounts receivable were due from customers geographically located in North America. Approximately 84% of these receivable were generated from the Company’s consumer business with the remaining 16% generated from customers of Scotts LawnService® and the professional businesses (primarily distributors). Our top 3 customers within the consumer business accounted for 68% of total consumer accounts receivable.
      The remainder of the Company’s accounts receivable at September 30, 2005 and 2004, were generated from customers located outside of North America, primarily retailers, distributors, nurseries and growers in Europe. No concentrations of customers or individual customers within this group account for more than 10% of the Company’s accounts receivable at either balance sheet date.
      The Company’s two largest customers accounted for the following percentage of net sales in each respective period:

	Largest	2nd Largest
	Customer	Customer

2005	23.5%	11.9%
2004	25.0%	12.9%
2003	24.5%	13.7%
      Sales to the Company’s two largest customers are reported within the Company’s North America segment. No other customers accounted for more than 10% of fiscal 2005, fiscal 2004 or fiscal 2003 net sales.
NOTE 18. OTHER (INCOME) EXPENSE
     Other (income) expense consisted of the following for the fiscal years ended September 30 (in millions):

	2005	2004	2003

Royalty income	$(6.5)	$(5.4)	$(5.0)
Gain from peat transaction	(0.8)	(2.4)	(2.4)
Franchise fees	(0.3)	(1.0)	(2.1)
Foreign currency (gains) losses	2.1	(0.7)	(0.2)
Legal settlement	(4.0)	—	—
Other, net	2.0	(0.7)	(1.1)

Total	$(7.5)	$(10.2)	$(10.8)

NOTE 19. DISCONTINUED OPERATIONS
     On September 30, 2004, the Company consummated the sale of the intangibles comprising its U.S. professional growing media business for $6.0 million. A gain of $4.1 million was recognized after associated goodwill in the amount of $1.9 million was written off. As a result of the sale, the Company shut down a manufacturing facility and severed the associates employed in the business. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal Of Long-Lived Assets,” these transactions have been accounted for as the disposal of a component of the Company. The gain on the sale of the intangibles and the results of operations of the component are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
reported as discontinued operations in the accompanying consolidated Statements of Operations. The detail comprising the discontinued operations is as follows (in millions):

	2005	2004	2003

Net sales	$—	$17.7	$22.4
Cost of sales	—	(18.9)	(20.5)

Gross profit	—	(1.2)	1.9
Selling, general and administrative	0.3	(1.1)	(1.0)
Gain on sale	—	4.1	—

Income from discontinued operations before income taxes	0.3	1.8	0.9
Income taxes	(0.1)	(1.4)	(0.3)

Net income from discontinued operations	$0.2	$0.4	$0.6

NOTE 20. VARIABLE INTEREST ENTITIES
     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of operations of a VIE in its consolidated financial statements.
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
      The Company’s Scotts LawnService® business sells new franchise territories, primarily in small to mid-size markets, under arrangements where approximately one-third of the franchise fee is paid in cash with the balance due under a promissory note. The Company believes that it may be the primary beneficiary for certain of its franchisees initially, but ceases to be the primary beneficiary as the franchisees develop their businesses and the promissory notes are repaid. At September 30, 2005, the Company had approximately $2.1 million in notes receivable from such franchisees. The effect of consolidating the entities where the Company may be the primary beneficiary for a limited period of time is not material to either the Consolidated Statements of Operations or the Consolidated Balance Sheets.

NOTE 21.	SEGMENT INFORMATION
     The Company is divided into the following segments — North America, Scotts LawnService®, International, and Other/ Corporate. The North America segment primarily consists of the Lawns, Gardens, Ortho®, Canada and North American Professional business groups as well as the North American portion of the Roundup® commission. This division of reportable segments is consistent with how the segments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
report to and are managed by senior management of the Company. Prior year amounts have been reclassified to conform with certain modifications to the Company’s reporting structure in fiscal 2005.
      The North America segment manufactures, markets and sells dry, granular slow-release lawn fertilizers, combination lawn fertilizer and control products, grass seed, spreaders, water-soluble, liquid and continuous-release garden and indoor plant foods, plant care products, potting, garden and lawn soils, pottery, mulches and other growing media products, pesticide products and a full line of horticulture products. Products are marketed to mass merchandisers, home improvement centers, large hardware chains, warehouse clubs, distributors, nurseries, gardens centers and specialty crop growers in the United States, Canada, Latin America, South America, Australia, and Asia Pacific.
      The Scotts LawnService® segment provides lawn fertilization, disease and insect control and other related services such as core aeration, tree and shrub fertilization and interior barrier pest control service primarily to residential consumers through company-owned branches and franchises. In most company-operated locations, Scotts LawnService® also offers tree and shrub fertilization, disease and insect control treatments and, in our larger branches, an exterior barrier pest control service.
      The International segment provides products similar to those described above for the North America segment to consumers primarily in Europe. The Other/ Corporate segment consists of the recently-acquired Smith & Hawken® business and corporate general and administrative expenses.
      The following table (dollars in millions) presents segment financial information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Pursuant to SFAS No. 131, the presentation of the segment financial information is consistent with the basis used by management (i.e., certain costs not allocated to business segments for internal management reporting purposes are not allocated for purposes of this presentation).

	2005	2004	2003

Net sales:
North America	$1,668.1	$1,569.0	$1,461.0
Scotts LawnService®	159.8	135.2	110.4
International	430.3	405.6	373.5
Corporate & Other	159.6	—	—

Segment total	2,417.8	2,109.8	1,944.9
Roundup® deferred contribution charge	(45.7)	—	—
Roundup® amortization	(2.8)	(3.3)	(3.3)

	$2,369.3	$2,106.5	$1,941.6

Operating income (loss):
North America	$343.9	$306.1	$282.3
Scotts LawnService®	13.1	9.4	6.0
International	34.3	29.3	29.4
Corporate & Other	(94.2)	(70.6)	(57.1)

Segment total	297.1	274.2	260.6
Roundup® deferred contribution charge	(45.7)	—	—
Roundup® amortization	(2.8)	(3.3)	(3.3)
Amortization	(14.8)	(8.3)	(8.6)
Impairment of intangibles	(23.4)	—	—
Restructuring and other charges	(9.5)	(9.8)	(17.1)

	$200.9	$252.8	$231.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2005	2004	2003

Depreciation & amortization
North America	$30.9	$24.9	$26.2
Scotts LawnService®	3.9	3.9	3.5
International	11.5	12.6	8.1
Corporate & Other	20.9	16.3	14.4

	$67.2	$57.7	$52.2

Capital expenditures:
North America	$22.6	$21.4	$24.7
Scotts LawnService®	2.1	1.5	0.8
International	3.5	9.2	13.3
Corporate & Other	12.2	3.0	13.0

	$40.4	$35.1	$51.8

Long-lived assets:
North America	$704.7	$702.6
Scotts LawnService®	116.8	113.0
International	262.4	301.8
Corporate & Other	125.5	59.5

	$1,209.4	$1,176.9

Total assets:
North America	$1,219.3	$1,269.0
Scotts LawnService®	146.7	134.5
International	463.1	509.0
Corporate & Other	189.8	135.3

	$2,018.9	$2,047.8

nm — Not meaningful
      Segment operating income (loss) represents earnings before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. Accordingly, the Corporate & Other operating loss for the fiscal years ended September 30, 2005, 2004 and 2003 includes unallocated corporate general and administrative expenses and certain other income/expense not allocated to the business segments.
      Long-lived assets reported for the Company’s operating segments include goodwill and intangible assets as well as property, plant and equipment within each segment.
      Total assets reported for the Company’s operating segments include the intangible assets for the acquired businesses within those segments. Corporate & Other assets primarily include deferred financing and debt issuance costs, corporate intangible assets as well as deferred tax assets and Smith & Hawken® assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22.	QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
     The following is a summary of the unaudited quarterly results of operations for fiscal 2005 and fiscal 2004 (in millions, except per share data).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

FISCAL 2005
Net sales	$246.5	$813.4	$901.2	$408.2	$2,369.3
Gross profit	61.1	327.6	333.8	137.9	860.4
Income (loss) from continuing operations	(62.5)	83.3	88.1	(8.4)	100.4
Income from discontinued operations	(0.2)	(0.1)	0.4	—	0.2
Net income (loss)	(62.7)	83.2	88.5	(8.4)	100.6
Basic earnings (loss) per common share
Income (loss) from continuing operations	$(0.95)	$1.25	$1.32	$(0.13)	$1.51
Income from discontinued operations	—	—	0.01	—	—

Net income (loss) per share	$(0.95)	$1.25	$1.33	$(0.13)	$1.51

Common shares used in basic EPS calculation	66.0	66.6	67.0	67.4	66.8
Diluted earnings (loss) per common share
Income (loss) from continuing operations	(0.95)	1.22	1.29	(0.13)	1.47
Income from discontinued operations	—	—	—	—	—

Net income (loss) per share	$(0.95)	$1.22	$1.29	$(0.13)	$1.47

Common shares and dilutive potential common shares used in diluted EPS calculation	66.0	68.2	68.6	67.4	68.6

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

FISCAL 2004
Net sales	$183.0	$742.4	$803.4	$377.7	$2,106.5
Gross profit	40.8	296.5	329.3	125.8	792.4
Income (loss) from continuing operations	(70.6)	72.9	100.1	(1.9)	100.5
Income from discontinued operations	—	0.2	—	0.2	0.4

Net income (loss)	(70.6)	73.1	100.1	(1.7)	100.9
Basic earnings (loss) per common share Income (loss) from continuing operations	$(1.11)	$1.14	$1.55	$(0.03)	$1.55
Income from discontinued operations	—	—	—	—	0.01

Net income (loss) per share	$(1.11)	$1.14	$1.55	$(0.03)	$1.56

Common shares used in basic EPS calculation	64.0	64.4	65.0	65.2	64.7
Diluted earnings (loss) per common share Income (loss) from continuing operations	(1.11)	1.11	1.51	(0.03)	1.51
Income from discontinued operations	—	—	—	—	0.01

Net income (loss) per share	$(1.11)	$1.11	$1.51	$(0.03)	$1.52

Common shares and dilutive potential common shares used in diluted EPS calculation	64.0	66.0	66.6	65.2	66.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Common stock equivalents, such as stock awards, are excluded from the diluted loss per share calculation in periods where there is a net loss because their effect is anti-dilutive.
      The Company’s business is highly seasonal with over 70% of net sales occurring in the second and third fiscal quarters combined.
      Unusual charges during fiscal 2005 consisted of the charge to record the deferred contribution amounts under the Roundup® agreement, impairment charges and restructuring and other costs. These charges are reflected in the quarterly financial information as follows: first quarter restructuring and other charges of $0.2 million and impairment of intangible assets of $22.0 million; second quarter restructuring and other charges of $0.1 million; third quarter deferred contribution charge under the Roundup® marketing agreement of $45.7 million; and fourth quarter restructuring and other charges of $8.3 million and impairment of intangible assets of $1.4 million. Also included in the fourth quarter is $3.6 million relating to an immaterial correction of prior periods amortization expense.
      Unusual charges during fiscal 2004 consisted of restructuring and other costs as follows: first quarter $1.0 million; second quarter $0.4 million; third quarter $2.6 million; and fourth quarter $5.8 million.
      Net sales for the quarters ended January 1, 2005, April 2, 2005 and July 2, 2005, have been revised from the amounts previously reported by $9.6 million, $11.0 million and $12.0 million, respectively, to reflect certain activity associated with the Roundup® marketing agreement with Monsanto on a gross basis that was previously reported on a net basis. Cost of sales was restated by an equal amount, with no effect on gross profit or net income. The Company also has revised the presentation of the fiscal 2004 quarterly amounts to conform to the current year presentation ($8.7 million, $10.5 million, $10.9 million and $10.0 million, respectively).
      Net sales for the quarters ended January 1, 2005, April 2, 2005, and July 2, 2005, have been revised from the amounts previously reported by $(7.1) million, $15.1 million and $(21.6) million, respectively, to reflect the net commission (expense) associated with the Roundup® marketing agreement with Monsanto. The Company also has revised the presentation of the fiscal 2004 quarterly amounts to conform to the current year presentation ($(7.1) million, $8.2 million, $23.4 million and $4.0 million, respectively).

NOTE 23.	FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS
     The 6 5/8% Senior Subordinated Notes are general obligations of The Scotts Miracle-Gro Company and are guaranteed by all of the existing wholly-owned, domestic subsidiaries and all future wholly-owned, significant (as defined in Regulation S-X of the Securities and Exchange Commission) domestic subsidiaries of The Scotts Miracle-Gro Company. These subsidiary guarantors jointly and severally guarantee the obligations of the Company under the Notes. The guarantees represent full and unconditional general obligations of each subsidiary that are subordinated in right of payment to all existing and future senior debt of that subsidiary but are senior in right of payment to any future junior subordinated debt of that subsidiary.
      The following information presents consolidating Statements of Operations and Statements of Cash Flows for the three years ended September 30, 2005, and Balance Sheets as of September 30, 2005 and 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Scotts Miracle-Gro Company
Consolidating Statement of Operations
for the fiscal year ended September 30, 2005
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$1,850.8	$518.5	$—	$2,369.3
Cost of sales	—	1,172.9	336.3	—	1,509.2
Restructuring and other charges	—	(0.4)	0.1	—	(0.3)

Gross profit	—	678.3	182.1		860.4
Operating expenses:
Selling, general and administrative	—	494.1	139.7	—	633.8
Impairment, restructuring, and other charges	—	8.0	25.2	—	33.2
Equity income in non-guarantors	(117.8)	—	—	117.8	—
Intercompany allocations	—	(23.5)	23.5	—	—
Other income, net	—	(9.6)	2.1	—	(7.5)

Income (loss) from operations	117.8	209.3	(8.4)	(117.8)	200.9
Costs related to refinancings	1.3	—	—	—	1.3
Interest expense	15.9	16.5	9.1	—	41.5

Income (loss) before income taxes	100.6	192.8	(17.5)	(117.8)	158.1
Income taxes (benefit)	—	64.1	(6.4)	—	57.7

Income (loss) from continuing operations	100.6	128.7	(11.1)	(117.8)	100.4
Income from discontinued operations	—	0.2	—	—	0.2

Net income (loss)	$100.6	$128.9	$(11.1)	$(117.8)	$100.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Scotts Miracle-Gro Company
Consolidating Statement of Cash Flows
for the fiscal year ended September 30, 2005
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net income (loss)	$100.6	$128.9	$(11.1)	$(117.8)	$100.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of intangible assets	—	—	23.4	—	23.4
Costs related to refinancings	1.3	—	—	—	1.3
Stock-based compensation expense	—	10.7	—	—	10.7
Depreciation	—	42.7	6.9	—	49.6
Amortization	—	9.8	7.8	—	17.6
Deferred taxes	—	(13.6)	—	—	(13.6)
Equity income in non-guarantors	(117.8)	—	—	117.8	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	—	(29.4)	(8.5)	—	(37.9)
Inventories	—	(21.0)	5.2	—	(15.8)
Prepaid and other current assets	—	(0.2)	8.3	—	8.1
Accounts payable	—	19.3	(9.0)	—	10.3
Accrued taxes and liabilities	—	28.1	(0.2)	—	27.9
Restructuring reserves	—	11.4	(1.1)	—	10.3
Other non-current items	—	5.9	0.7	—	6.6
Other, net	—	32.3	(4.7)	—	27.6

Net cash provided by operating activities	(15.9)	224.9	17.7	—	226.7

INVESTING ACTIVITIES
Redemption of available for sale securities	—	57.2	—	—	57.2
Investment in property, plant and equipment, net	—	(36.9)	(3.5)	—	(40.4)
Investments in acquired businesses, net of cash acquired	—	(77.7)	—	—	(77.7)

Net cash used in investing activities	—	(57.4)	(3.5)	—	(60.9)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	—	174.3	749.9	—	924.2
Repayments under revolving and bank lines of credit	—	(169.4)	(567.0)	—	(736.4)
Repayment of term loans	(399.0)	—	—	—	(399.0)
Financing and issuance fees	(3.6)	—	—	—	(3.6)
Dividends paid	(8.6)	—	—	—	(8.6)
Payments on seller notes	—	(6.9)	—	—	(6.9)
Proceeds from termination of interest rate swaps	2.9	—	—	—	2.9
Cash received from exercise of stock options	—	32.2	—	—	32.2
Intercompany financing	424.2	(238.0)	(186.2)	—	—

Net cash used in financing activities	15.9	(207.8)	(3.3)	—	(195.2)
Effect of exchange rate changes	—	—	(6.0)	—	(6.0)

Net increase (decrease) in cash	—	(41.2)	5.8	—	(35.4)
Cash and cash equivalents, beginning of year	—	83.7	31.9	—	115.6

Cash and cash equivalents, end of year	$—	$42.5	$37.7	$—	$80.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Scotts Miracle-Gro Company
Consolidating Balance Sheet
As of September 30, 2005
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$42.5	$37.7	$—	$80.2
Accounts receivable, net	—	240.3	83.0	—	323.3
Inventories, net	—	232.5	92.4	—	324.9
Prepaid and other assets	—	40.1	19.3	—	59.4

Total current assets	—	555.4	232.4	—	787.8
Property, plant and equipment, net	—	294.7	42.3	—	337.0
Goodwill	—	314.9	118.0	—	432.9
Intangible assets, net	—	315.4	124.1	—	439.5
Other assets	10.6	10.8	0.3	—	21.7
Investment in affiliates	1,660.5	—	—	(1,660.5)	—
Intracompany assets	—	606.9	—	(606.9)	—

Total assets	$1,671.1	$2,098.1	$517.1	$(2,267.4)	$2,018.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$—	$4.1	$7.0	$—	$11.1
Accounts payable	—	110.2	41.5	—	151.7
Accrued liabilities	—	222.5	92.2	—	314.7
Accrued taxes	—	5.2	3.5	—	8.7

Total current liabilities	—	342.0	144.2	—	486.2
Long-term debt	200.0	16.1	166.3	—	382.4
Other liabilities	—	102.2	21.9	—	124.1
Intracompany liabilities	444.9	—	162.0	(606.9)	—

Total liabilities	644.9	460.3	494.4	(606.9)	992.7
Shareholders’ equity	1,026.2	1,637.8	22.7	(1,660.5)	1,026.2

Total liabilities and shareholders’ equity	$1,671.1	$2,098.1	$517.1	$(2,267.4)	$2,018.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Scotts Miracle-Gro Company
Consolidating Statement of Operations
for the fiscal year ended September 30, 2004
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$1,087.4	$544.2	$474.9	$—	$2,106.5
Cost of sales	684.0	328.6	300.9	—	1,313.5
Restructuring and other charges	0.2	—	0.4	—	0.6

Gross profit	403.2	215.6	173.6		792.4
Operating expenses:
Selling, general and administrative	345.6	53.6	141.5	—	540.7
Impairment, restructuring and other charges	4.1	0.2	4.8	—	9.1
Equity income in non-guarantors	(107.2)	—	—	107.2	—
Intercompany allocations	(27.7)	6.7	21.0	—	—
Other income, net	(1.9)	(4.5)	(3.8)	—	(10.2)

Income from operations	190.3	159.6	10.1	(107.2)	252.8
Costs related to refinancings	45.5	—	—	—	45.5
Interest (income) expense	52.1	(13.1)	9.8	—	48.8

Income before income taxes	92.7	172.7	0.3	(107.2)	158.5
Income taxes (benefit)	(8.2)	66.1	0.1	—	58.0

Income from continuing operations	100.9	106.6	0.2	(107.2)	100.5
Income from discontinued operations	—	0.4	—	—	0.4

Net income	$100.9	$107.0	$0.2	$(107.2)	$100.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Scotts Miracle-Gro Company
Consolidating Statement of Cash Flows
for the fiscal year ended September 30, 2004
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net income	$100.9	$107.0	$0.2	$(107.2)	$100.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Costs related to refinancings	45.5	—	—	—	45.5
Stock-based compensation expense	7.8	—	—	—	7.8
Depreciation	26.4	11.3	8.4	—	46.1
Amortization	0.4	7.0	4.2	—	11.6
Deferred taxes	17.6	—	—	—	17.6
Equity income in non-guarantors	(107.2)	—	—	107.2	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	14.6	(20.2)	3.7	—	(1.9)
Inventories	10.9	(7.2)	(17.7)	—	(14.0)
Prepaid and other current assets	(3.3)	(2.2)	(11.4)	—	(16.9)
Accounts payable	(8.4)	(10.7)	0.4	—	(18.7)
Accrued taxes and liabilities	25.2	2.8	1.5	—	29.5
Restructuring reserves	0.6	(0.5)	0.7	—	0.8
Other non-current items	(9.1)	1.4	1.9	—	(5.8)
Other, net	6.6	3.2	1.9	—	11.7

Net cash provided by (used in) operating activities	128.5	91.9	(6.2)	—	214.2

INVESTING ACTIVITIES
Investment in available for sale securities	(121.4)	—			(121.4)
Redemption of available for sale securities	64.2	—			64.2
Payments on seller notes	(2.0)	(10.3)	—	—	(12.3)
Investment in property, plant and equipment, net	(10.7)	(15.2)	(9.2)		(35.1)
Investments in acquired businesses, net of cash acquired	(0.3)	(4.7)	(3.2)		(8.2)

Net cash used in investing activities	(70.2)	(30.2)	(12.4)		(112.8)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	—	—	648.6	—	648.6
Repayments under revolving and bank lines of credit	—	—	(646.6)	—	(646.6)
Repayment of term loans	(827.5)	—	—	—	(827.5)
Proceeds from issuance of term loans	900.0	—	—	—	900.0
Redemption of 8 5/8% Senior Subordinated Notes	(418.0)	—	—	—	(418.0)
Proceeds from issuance of 6 5/8% senior subordinated notes	200.0	—	—	—	200.0
Financing and issuance fees	(13.0)	—	—	—	(13.0)
Cash received from exercise of stock options	23.5	—	—	—	23.5
Intercompany financing	27.0	(61.6)	34.6	—	—

Net cash provided by (used in) financing activities	(108.0)	(61.6)	36.6	—	(133.0)
Effect of exchange rate changes	—	—	(8.7)	—	(8.7)

Net increase (decrease) in cash	(49.7)	0.1	9.3	—	(40.3)
Cash and cash equivalents, beginning of year	132.1	1.2	22.6	—	155.9

Cash and cash equivalents, end of year	$82.4	$1.3	$31.9	$—	$115.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Scotts Miracle-Gro Company
Consolidating Balance Sheet
As of September 30, 2004
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$82.4	$1.3	$31.9	$—	$115.6
Investments	57.2	—	—	—	57.2
Accounts receivable, net	88.7	120.0	83.7	—	292.4
Inventories, net	132.8	57.5	99.8	—	290.1
Prepaid and other assets	42.7	5.7	26.6	—	75.0

Total current assets	403.8	184.5	242.0	—	830.3
Property, plant and equipment, net	191.2	92.8	44.0	—	328.0
Goodwill	18.8	244.6	154.5	—	417.9
Intangible assets, net	5.7	279.1	146.2	—	431.0
Other assets	46.0	—	(5.4)	—	40.6
Investment in affiliates	1,176.0	—	—	(1,176.0)	—
Intracompany assets	—	394.9	—	(394.9)	—

Total assets	$1,841.5	$1,195.9	$581.3	$(1,570.9)	$2,047.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$5.0	$6.2	$10.9	$—	$22.1
Accounts payable	61.6	16.2	52.5	—	130.3
Accrued liabilities	133.3	29.8	98.8	—	261.9
Accrued taxes	18.3	0.8	0.2	—	19.3

Total current liabilities	218.2	53.0	162.4	—	433.6
Long-term debt	604.8	3.6	0.1	—	608.5
Other liabilities	113.9	1.5	15.7	—	131.1
Intracompany liabilities	30.0	—	364.9	(394.9)	—

Total liabilities	966.9	58.1	543.1	(394.9)	1,173.2
Shareholders’ equity	874.6	1,137.8	38.2	(1,176.0)	874.6

Total liabilities and shareholders’ equity	$1,841.5	$1,195.9	$581.3	$(1,570.9)	$2,047.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Scotts Miracle-Gro Company
Consolidating Statement of Operations
for the fiscal year ended September 30, 2003
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$1,004.7	$505.1	$431.8	$—	$1,941.6
Cost of sales	639.7	310.4	280.7	—	1,230.8
Restructuring and other charges	5.2	—	3.9	—	9.1

Gross profit	359.8	194.7	147.2	—	701.7
Operating expenses:
Selling, general and administrative	300.7	51.4	120.8	—	472.9
Impairment, restructuring and other charges	2.7	0.8	4.5	—	8.0
Equity income in non-guarantors	(97.0)	—	—	97.0	—
Intercompany allocations	(18.8)	6.0	12.8	—	—
Other income, net	(2.3)	(5.0)	(3.5)	—	(10.8)

Income from operations	174.5	141.5	12.6	(97.0)	231.6
Interest (income) expense	70.6	(15.4)	14.0	—	69.2

Income (loss) before income taxes	103.9	156.9	(1.4)	(97.0)	162.4
Income taxes (benefit)	0.1	59.6	(0.5)	—	59.2

Income (loss) from continuing operations	103.8	97.3	(0.9)	(97.0)	103.2
Income from discontinued operations, net of tax	—	0.6	—	—	0.6

Net income (loss)	$103.8	$97.9	$(0.9)	$(97.0)	$103.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Scotts Miracle-Gro Company
Consolidating Statement of Cash Flows
for the fiscal year ended September 30, 2003
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net income (loss)	$103.8	$97.9	$(0.9)	$(97.0)	$103.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	4.8	—	—	—	4.8
Depreciation	25.3	10.7	4.3	—	40.3
Amortization	3.8	3.9	4.2	—	11.9
Deferred taxes	48.3	—	—	—	48.3
Equity income in subsidiaries	(97.0)	—	—	97.0	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(6.0)	(12.7)	(8.6)	—	(27.3)
Inventories	2.1	(7.5)	0.1	—	(5.3)
Prepaid and other current assets	0.8	0.4	2.5	—	3.7
Accounts payable	10.1	10.0	6.2	—	26.3
Accrued taxes and liabilities	(0.5)	(2.2)	9.3	—	6.6
Restructuring reserves	(4.0)		(3.1)	—	(7.1)
Other non-current items	4.8	(0.7)	(3.8)	—	0.3
Other, net	12.4		(2.6)	—	9.8

Net cash provided by operating activities	108.7	99.8	7.6	—	216.1

INVESTING ACTIVITIES
Payments on seller notes	(11.5)	(10.4)	(14.8)	—	(36.7)
Investment in property, plant and equipment, net	(19.3)	(20.0)	(12.5)	—	(51.8)
Investments in acquired businesses, net of cash acquired	(3.8)	(16.6)		—	(20.4)

Net cash used in investing activities	(34.6)	(47.0)	(27.3)	—	(108.9)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit
Repayments under revolving and bank	—	—	801.9	—	801.9
lines of credit	—	—	(819.5)	—	(819.5)
Repayments under term loans	(18.0)	—	(44.4)	—	(62.4)
Financing and issuance fees	(0.4)	—	—	—	(0.4)
Cash received from exercise of stock options	21.4	—	—	—	21.4
Intercompany financing	0.3	(53.6)	53.3	—	—

Net cash used in financing activities	3.3	(53.6)	(8.7)	—	(59.0)
Effect of exchange rate changes	—	—	8.0	—	8.0

Net increase (decrease) in cash	77.4	(0.8)	(20.4)		56.2
Cash and cash equivalents, beginning of year	54.7	2.0	43.0	—	99.7

Cash and cash equivalents, end of year	$132.1	$1.2	$22.6	$—	$155.9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of The Scotts Miracle-Gro Company
Marysville, OH
      We have audited the consolidated financial statements of The Scotts Miracle-Gro Company and Subsidiaries (the “Company”) as of September 30, 2005, and for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, and the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005; and have issued our reports thereon dated December 14, 2005; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audit also included the consolidated financial statement schedule of the Company for the year ended September 30, 2005 listed in the Index to Consolidated Financial Statements and Financial Statement Schedule. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Columbus, Ohio
December 14, 2005
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

The Scotts Miracle-Gro Company
Schedule II — Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2005
(in millions)

Column A	Column B	Column C	Column D	Column E	Column F

	Balance		Additions	Deductions
	at		Charged	Credited	Balance
	Beginning	Reserves	to	and	at End of
Classification	of Period	Acquired	Expense	Write-Offs	Period

Valuation and qualifying accounts deducted from the assets to which they apply:
Inventory reserve	$21.3	$—	$11.4	$(16.4)	$16.3
Allowance for doubtful accounts	29.0	—	1.9	(19.5)	11.4
Income tax valuation allowance	—	2.4	—	—	2.4
Schedule II — Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2004
(in millions)

Column A	Column B	Column C	Column D	Column E	Column F

	Balance		Additions	Deductions
	at		Charged	Credited	Balance
	Beginning	Reserves	to	and	at End of
Classification	of Period	Acquired	Expense	Write-Offs	Period

Valuation and qualifying accounts deducted from the assets to which they apply:
Inventory reserve	$22.0	$—	$11.8	$(12.5)	$21.3
Allowance for doubtful accounts	29.0	—	3.4	(3.4)	29.0
Income tax valuation allowance	1.0	—	—	(1.0)	—
Schedule II — Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2003
(in millions)

Column A	Column B	Column C	Column D	Column E	Column F

	Balance		Additions	Deductions
	at		Charged	Credited	Balance
	Beginning	Reserves	to	and	at End of
Classification	of Period	Acquired	Expense	Write-Offs	Period

Valuation and qualifying accounts deducted from the assets to which they apply:
Inventory reserve	$25.9	$—	$5.1	$(9.0)	$22.0
Allowance for doubtful accounts	33.2	—	3.2	(7.4)	29.0
Income tax valuation allowance	—	—	1.0	—	1.0

The Scotts Miracle-Gro Company
Index to Exhibits

Exhibit
No.	Description	Location

2(a)	Amended and Restated Agreement and Plan of Merger, dated as of May 19, 1995, among Stern’s Miracle-Gro Products, Inc., Stern’s Nurseries, Inc., Miracle-Gro Lawn Products Inc., Miracle-Gro Products Limited, Hagedorn Partnership, L.P., the general partners of Hagedorn Partnership, L.P., Horace Hagedorn, Community Funds, Inc., and John Kenlon, The Scotts Company and ZYX Corporation	Incorporated herein by reference to the Current Report on Form 8-K dated May 31, 1995 and filed June 2, 1995, of The Scotts Company, an Ohio corporation (“Scotts”) (File No. 0-19768) [Exhibit 2(b)]

2(b)	First Amendment to Amended and Restated Agreement and Plan of Merger, made and entered into as of October 1, 1999, among The Scotts Company, Scotts Miracle-Gro Products, Inc. (as successor to ZYX Corporation and Stern’s Miracle-Gro Products, Inc.), Miracle-Gro Lawn Products Inc., Miracle-Gro Products Limited, Hagedorn Partnership, L.P., Community Funds, Inc., Horace Hagedorn and John Kenlon, and James Hagedorn, Katherine Hagedorn Littlefield, Paul Hagedorn, Peter Hagedorn, Robert Hagedorn and Susan Hagedorn	Incorporated herein by reference to Scotts’ Current Report on Form 8-K dated October 4, 1999 and filed October 5, 1999 (File No. 1-11593) [Exhibit 2]

2(c)	Agreement and Plan of Merger, dated as of December 13, 2004, by and among The Scotts Company, The Scotts Company LLC and The Scotts Miracle-Gro Company	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Miracle-Gro Company (the “Registrant”) dated February 1, 2005 and filed February 2, 2005 (File No. 1-13292)) [Exhibit 2.1]

3(a)	Initial Articles of Incorporation of The Scotts Miracle-Gro Company as filed with Ohio Secretary of State on November 22, 2004	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated and filed March 24, 2005 (File No. 1-13292) [Exhibit 3.1]

3(b)	Certificate of Amendment by Shareholders to Articles of Incorporation of The Scotts Miracle-Gro Company as filed with Ohio Secretary of State on March 18, 2005	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated and filed March 24, 2005 (File No. 1-13292) [Exhibit 3.2]

3(c)	Code of Regulations of The Scotts Miracle-Gro Company	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated and filed March 24, 2005 (File No. 1-13292) [Exhibit 3.3]

4(a)	INDENTURE, dated as of October 8, 2003, between The Scotts Company; the Guarantors identified therein; and U.S. Bank National Association, as Trustee	Incorporated herein by reference to Scotts’ Annual Report on 10-K for the fiscal year ended September 30, 2003 (File No. 1-13292) [Exhibit 4(n)]
4(b)	Registration Rights Agreement, dated October 8, 2003, among The Scotts Company; the Guarantors identified therein; and Citigroup Global Markets Inc., Banc of America Securities LLC and J.P. Morgan Securities Inc. as representatives for the initial purchasers of the 6.625% Senior Subordinated Notes due 2013 described therein	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 1-13292) [Exhibit 4(o)]

Exhibit
No.	Description	Location

4(c)	Supplemental Indenture, dated as of October 15, 2004, between Smith & Hawken, Ltd., as a guaranteeing subsidiary, and U.S. Bank National Association, as Trustee	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated and filed March 24, 2005 (File No. 1-13292) [Exhibit 4.2]

4(d)	Second Supplemental Indenture, dated as of March 18, 2005, among The Scotts Company; The Scotts Miracle-Gro Company; The Scotts Company LLC; the other subsidiaries identified as Guarantors therein; and U.S. Bank National Association, as Trustee	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated and filed March 24, 2005 (File No. 1-13292) [Exhibit 4.3]

4(e)	Joinder Agreement, dated as of March 18, 2005, among The Scotts Miracle-Gro Company, The Scotts Company and JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Administrative Agent	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated and filed March 24, 2005 (File No. 1-13292) [Exhibit 4.1]

10(a)(1)	The O.M. Scott & Sons Company Excess Benefit Plan, effective October 1, 1993	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993, of The Scotts Company, a Delaware corporation (File No. 0-19768) [Exhibit 10(h)]

10(a)(2)	First Amendment to The O.M. Scott & Sons Company Excess Benefit Plan, effective as of January 1, 1998	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(a)(2)]

10(a)(3)	Second Amendment to The O.M. Scott & Sons Company Excess Benefit Plan, effective as of January 1, 1999	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(a)(3)]

10(a)(4)	Third Amendment to The O.M. Scott & Sons Company Excess Benefit Plan, effective as of March 18, 2005	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 (File No. 1-13292) [Exhibit 10(CC)]

10(b)(1)	The Scotts Company 1992 Long Term Incentive Plan (as amended through May 15, 2000)	Incorporated herein by reference to Scotts’ Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2000 (File No. 1-13292) [Exhibit 10(b)]

10(b)(2)	The Scotts Company 1992 Long Term Incentive Plan (2002 Amendment)	Incorporated herein by reference to Scotts’ Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2002 (File No. 1-13292) [Exhibit 10(b)(i)]

10(b)(3)	Amendment to The Scotts Company 1992 Long Term Incentive Plan — 2005 Amendment, effective as of March 18, 2005	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 (File No. 1-13292) [Exhibit 10(y)]

Exhibit
No.	Description	Location

10(c)(1)	The Scotts Company Executive Annual Incentive Plan	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(c)]

10(c)(2)	First Amendment to The Scotts Company Executive Annual Incentive Plan, effective as of March 18, 2005	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 (File No. 1-13292) [Exhibit 10(BB)]

10(d)(1)	The Scotts Company 1996 Stock Option Plan (as amended through May 15, 2000)	Incorporated herein by reference to Scotts’ Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2000 (File No. 1-13292) [Exhibit 10(d)]

10(d)(2)	The Scotts Company 1996 Stock Option Plan (2002 Amendment)	Incorporated herein by reference to Scotts’ Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2002 (File No. 1-13292) [Exhibit 10(d)(i)]

10(d)(3)	Amendment to The Scotts Company 1996 Stock Option Plan — 2005 Amendment, effective as of March 18, 2005	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 (File No. 1-13292) [Exhibit 10(z)]

10(e)	Specimen form of Stock Option Agreement (as amended through October 23, 2001) for Non-Qualified Stock Options granted to employees under The Scotts Company 1996 Stock Option Plan, U.S. specimen	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(e)]

10(f)	Specimen form of Stock Option Agreement (as amended through October 23, 2001) for Non-Qualified Stock Options granted to employees under The Scotts Company 1996 Stock Option Plan, French specimen	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(f)]

10(g)(1)	The Scotts Company Executive Retirement Plan	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 1-11593) [Exhibit 10(j)]

10(g)(2)	First Amendment to The Scotts Company Executive Retirement Plan, effective as of January 1, 1999	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(g)(2)]

10(g)(3)	Second Amendment to The Scotts Company Executive Retirement Plan, effective as of January 1, 2000	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(g)(3)]

Exhibit
No.	Description	Location

10(g)(4)	Third Amendment to The Scotts Company Executive Retirement Plan, effective as of January 1, 2003	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 1-13292) [Exhibit 10(g)(4)]

10(g)(5)	Fourth Amendment to The Scotts Company Executive Retirement Plan, effective as of January 1, 2004	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (File No. 1-13292) [Exhibit 10(g)(5)]

10(g)(6)	Fifth Amendment to The Scotts Company Executive Retirement Plan, effective as of March 18, 2005	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 (File No. 1-13292) [Exhibit 10(DD)]

10(h)	Employment Agreement, dated as of May 19, 1995, between The Scotts Company and James Hagedorn	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (File No. 1-11593) [Exhibit 10(p)]

10(i)(1)	Letter agreement, dated June 8, 2000, The Scotts Company and Patrick J. Norton	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 1-13292) [Exhibit 10(q)]

10(i)(2)	Letter agreement, dated November 5, 2002, pertaining to the terms of employment of Mr. Norton through December 31, 2005, and superseding certain provisions of the letter agreement, dated June 8, 2000, between The Scotts Company and Mr. Norton	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 1-13292) [Exhibit 10(q)]

10(i)(3)	Letter of Extension, dated October 25, 2005, between The Scotts Miracle-Gro Company and Patrick J. Norton	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated and filed December 14, 2005 (File No. 1-13292) [Exhibit 10.3]

10(j)(1)	Letter Agreement between The Scotts Company LLC and Dr. Michael P. Kelty dated July 25, 2005	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated and filed December 14, 2005 (File No. 1-13292) [Exhibit 10.1]

10(j)(2)	Separation Agreement and Release of All Claims between The Scotts Company LLC and Dr. Michael P. Kelty dated July 25, 2005	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated and filed December 14, 2005 (File No. 1-13292) [Exhibit 10.2]

10(k)	Written description of employment terms between the Registrant and David M. Aronowitz, Christopher L. Nagel and Denise S. Stump	*

Exhibit
No.	Description	Location

10(l)(1)	The Scotts Company 2003 Stock Option and Incentive Equity Plan	Incorporated herein by reference to Scotts’ Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2002 (File No. 1-13292) [Exhibit 10(w)]

10(l)(2)	First Amendment to The Scotts Company 2003 Stock Option and Incentive Equity Plan, effective as of March 18, 2005	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 (File No. 1-13292) [Exhibit 10(AA)]

10(m)	Letter agreement, dated April 23, 2003, between The Scotts Company and Robert F. Bernstock	Incorporated herein by reference to Scotts’ Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2003 (File No. 1-13292) [Exhibit 10(x)]

10(n)	Employment Agreement and Covenant Not to Compete, effective October 1, 2004, between The Scotts Company and Robert F. Bernstock	Incorporated herein by reference to Scotts’ Current Report on Form 8-K dated and filed November 19, 2004 (File No. 1-13292) [Exhibit 10.1]

10(o)	First Amendment to Employment Agreement and Covenant Not to Compete, effective October 1, 2004, between The Scotts Company and Robert F. Bernstock	Incorporated herein by reference to Scotts’ Current Report on Form 8-K dated and filed November 19, 2004 (File No. 1-13292) [Exhibit 10.2]

10(p)	Second Amendment to Employment Agreement and Covenant Not to Compete, effective October 1, 2004, between The Scotts Company and Robert F. Bernstock	Incorporated herein by reference to Scotts’ Current Report on Form 8-K dated and filed November 19, 2004 (File No. 1-13292) [Exhibit 10.3]

10(q)	The Scotts Company 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors, effective as of October 1, 2004, between The Scotts Company and Robert F. Bernstock, in respect of grant of 25,000 shares of restricted stock	Incorporated herein by reference to Scotts’ Current Report on Form 8-K dated and filed November 19, 2004 (File No. 1-13292) [Exhibit 10.4]

10(r)	Amendment to The Scotts Company 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors, effective as of October 1, 2004, between The Scotts Company and Robert F. Bernstock, in respect of June 2, 2003 award of freestanding stock appreciation rights	Incorporated herein by reference to Scotts’ Current Report on Form 8-K dated and filed November 19, 2004 (File No. 1-13292) [Exhibit 10.5]

10(s)	Amendment to The Scotts Company 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors, effective as of October 1, 2004, between The Scotts Company and Robert F. Bernstock, in respect of November 19, 2003 award of freestanding stock appreciation rights	Incorporated herein by reference to Scotts’ Current Report on Form 8-K dated and filed November 19, 2004 (File No. 1-13292) [Exhibit 10.6]

10(t)	Form of 1996 Stock Option Plan Stock Option Agreement — Non-Qualified Stock Option	Incorporated herein by reference to Scotts’ Current Report on Form 8-K dated and filed November 19, 2004 (File No. 1-13292) [Exhibit 10.7]

10(u)	Form of 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors	*

Exhibit
No.	Description	Location

10(v)	Form of 2003 Stock Option and Incentive Equity Plan Award Agreement for Directors	*

10(w)	Exclusive Distributor Agreement — Horticulture, effective as of June 22, 1998, between The Scotts Company and AgrEvo USA Company	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 1-11593) [Exhibit 10(v)]

10(x)	Amended and Restated Exclusive Agency and Marketing Agreement, dated as of September 30, 1998, between Monsanto Company (now Pharmacia Corporation) and the Registrant	*

14	Code of Business Conduct and Ethics of the Registrant	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 1-13292) [Exhibit 14]

21	Subsidiaries of the Registrant	*

23(a)	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	*

23(b)	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP	*

31(a)	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	*

31(b)	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	*

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	*

*	Filed herewith.