Form 10-Q
period 2005-12-31
SCOTTS MIRACLE-GRO CO
filed 2006-02-09
CIK 825542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005
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
if Changed Since Last Report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☑                      Accelerated filer ☐                      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

OUTSTANDING AT FEBRUARY 3, 2006
67,964,740

Common Shares, voting, no par value

THE SCOTTS MIRACLE-GRO COMPANY AND SUBSIDIARIES
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED
	DECEMBER 31,	JANUARY 1,
	2005	2005
Net sales	$249.5	$246.5
Cost of sales	196.0	185.4

Gross profit	53.5	61.1

Operating expenses:
Selling, general and administrative	126.0	129.6
Impairment, restructuring and other charges	5.7	22.2
Other income, net	(1.6)	(0.2)

Loss from operations	(76.6)	(90.5)

Interest expense	7.1	10.4

Loss before income taxes	(83.7)	(100.9)

Income taxes (benefit)	(31.0)	(38.4)

Loss from continuing operations	(52.7)	(62.5)
Loss from discontinued operations	—	(0.2)

Net loss	$(52.7)	$(62.7)

BASIC LOSS PER COMMON SHARE:
Weighted-average common shares outstanding during the period	68.0	66.0

Basic loss per common share:
Loss from continuing operations	$(0.78)	$(0.95)
Loss from discontinued operations	—	—

Net loss	$(0.78)	$(0.95)

DILUTED LOSS PER COMMON SHARE:
Weighted-average common shares outstanding during the period	68.0	66.0

Diluted loss per common share:
Loss from continuing operations	$(0.78)	$(0.95)
Loss from discontinued operations	—	—

Net loss	$(0.78)	$(0.95)

Dividends declared per common share	$0.125	$—

See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	THREE MONTHS ENDED
	DECEMBER 31,	JANUARY 1,
	2005	2005
OPERATING ACTIVITIES
Net loss	$(52.7)	$(62.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible assets	1.0	22.0
Stock-based compensation expense	4.3	2.3
Depreciation	12.2	12.5
Amortization	3.5	3.4
Deferred taxes	—	(9.5)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	82.0	56.6
Inventories	(222.2)	(181.2)
Prepaid and other current assets	(2.8)	(1.4)
Accounts payable	59.9	50.0
Accrued taxes and liabilities	(117.3)	(62.1)
Restructuring reserves	(5.0)	(1.9)
Other non-current items	2.9	3.0
Other, net	0.2	(1.7)

Net cash used in operating activities	(234.0)	(170.7)

INVESTING ACTIVITIES
Redemption of available for sale securities	—	57.2
Investment in property, plant and equipment	(14.3)	(5.0)
Investment in acquired businesses, net of cash acquired	(97.7)	(70.3)

Net cash used in investing activities	(112.0)	(18.1)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	337.2	132.9
Repayments under revolving and bank lines of credit	(33.9)	(14.2)
Repayments of term loans	—	(1.0)
Dividends paid	(8.5)	—
Purchase of common shares	(1.2)	—
Financing fees, net	—	(0.4)
Payments on seller notes	(0.5)	(1.9)
Cash received from the exercise of stock options	7.5	11.8

Net cash provided by financing activities	300.6	127.2
Effect of exchange rate changes on cash	3.0	(24.9)

Net decrease in cash	(42.4)	(86.5)
Cash and cash equivalents at beginning of period	80.2	115.6

Cash and cash equivalents at end of period	$37.8	$29.1

Supplemental cash flow information
Interest paid, net of interest capitalized	8.6	13.1
Income taxes paid (received)	0.7	(2.4)
See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	UNAUDITED
	DECEMBER 31,	JANUARY 1,	SEPTEMBER 30,
	2005	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$37.8	$29.1	$80.2
Accounts receivable, less allowances of $10.1, $20.7 and $11.4, respectively	250.8	252.7	323.3
Inventories, net	558.8	501.2	324.9
Prepaid and other assets	63.5	71.4	59.4

Total current assets	910.9	854.4	787.8

Property, plant and equipment, net of accumulated depreciation of $336.9, $315.3 and $322.4, respectively	361.0	343.8	337.0
Goodwill	450.5	430.6	432.9
Intangible assets, net	472.3	467.3	439.5
Other assets	21.2	19.4	21.7

Total assets	$2,215.9	$2,115.5	$2,018.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$13.9	$20.5	$11.1
Accounts payable	215.7	196.7	151.7
Accrued liabilities	224.5	238.5	314.7
Accrued taxes	(20.1)	(5.3)	8.7

Total current liabilities	434.0	450.4	486.2

Long-term debt	679.1	727.2	382.4
Other liabilities	126.5	110.0	124.1

Total liabilities	1,239.6	1,287.6	992.7

Commitments and contingencies (notes 3 and 8)

Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share, 68.1,66.4, 67.8 shares issued, respectively	503.2	447.2	491.3
Retained earnings	530.6	436.7	591.5
Treasury stock, at cost;.03 shares	(1.2)	—	—
Accumulated other comprehensive loss	(56.3)	(56.0)	(56.6)

Total shareholders’ equity	976.3	827.9	1,026.2

Total liabilities and shareholders’ equity	$2,215.9	$2,115.5	$2,018.9

See notes to condensed, consolidated financial statements

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS
The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) and its subsidiaries (collectively, the “Company”) are engaged in the manufacture, marketing and sale of lawn and garden care products. The Company’s major customers include home improvement centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, commercial nurseries and greenhouses, and specialty crop growers. The Company’s products are sold primarily in North America and the European Union. We also operate the Scotts LawnService® business which provides lawn and tree and shrub fertilization, insect control and other related services in the United States. Effective October 2, 2004, Scotts acquired Smith & Hawken®, a leading brand in the outdoor living and gardening lifestyle category. Smith & Hawken® products are sold in the United States through its 57 retail stores as well as through catalog and internet sales. Effective November 18, 2005, we entered the North America wild bird category with the acquisition of Gutwein & Co. Inc. (“Gutwein”).
Due to the nature of our lawn and garden business, the majority of our shipments to retailers occur in the second and third fiscal quarters. On a combined basis, net sales for the second and third quarters generally represent 70% to 75% of our annual net sales. As a result of the seasonal nature of our business, results for our first fiscal quarter are not indicative of the full year.
ORGANIZATION AND BASIS OF PRESENTATION
The Company’s condensed, consolidated financial statements are unaudited; however, in the opinion of management, these financial statements are presented in accordance with accounting principles generally accepted in the United States of America. The condensed, consolidated financial statements include the accounts of Scotts Miracle-Gro and all wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s criteria for consolidating entities is based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. Interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the financial statements and accompanying notes in Scotts Miracle-Gro’s fiscal 2005 Annual Report on Form 10-K.
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
STOCK SPLIT
On November 9, 2005, the Company executed a 2-for-1 stock split to shareholders of record on November 2, 2005. All share and per share information included in these consolidated financial statements and notes thereto have been adjusted to reflect this stock split for all periods presented.
REVENUE RECOGNITION
Revenue is recognized when title and risk of loss transfer, which generally occurs when products are received by the customer. Provisions for estimated returns and allowances are recorded at the time revenue is recognized based on historical rates of returns and are periodically adjusted for known changes in return levels. Shipping and handling costs are included in costs of sales. Scotts LawnService® revenues are recognized at the time service is provided to the customer.

Under the terms of the Amended and Restated Exclusive Agency and Marketing Agreement (the “Marketing Agreement”) between the Company and Monsanto Company (“Monsanto”), the Company in its role as exclusive agent performs certain functions, such as sales support, merchandising, distribution and logistics on behalf of Monsanto, and incurs certain costs in support of the consumer Roundup® business. The actual costs incurred by the Company on behalf of Roundup® are recovered from Monsanto through the terms of the Marketing Agreement. The reimbursement of costs for which the Company is considered the primary obligor is included in net sales.
PROMOTIONAL ALLOWANCES
The Company promotes its branded products through cooperative advertising programs with retailers. Retailers also are offered in-store promotional allowances and rebates based on sales volumes. Certain products are promoted with direct consumer rebate programs and special purchasing incentives. Promotion costs (including allowances and rebates) incurred during the year are expensed to interim periods in relation to revenues and are recorded as a reduction of net sales. Accruals for expected payouts under these programs are included in the “Accrued liabilities” line in the Condensed, Consolidated Balance Sheets.
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
Scotts LawnService® promotes its service offerings primarily through direct response mail campaigns. External costs associated with these campaigns that qualify as direct response advertising costs are deferred and recognized as advertising expense in proportion to revenues over a period not beyond the end of the subsequent calendar year. The costs deferred at December 31, 2005, January 1, 2005 and September 30, 2005 were $2.0 million, $0.7 million and $2.4 million, respectively.
STOCK-BASED COMPENSATION AWARDS
Beginning in fiscal 2003, the Company began expensing prospective grants of employee stock-based compensation awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” The Company adopted SFAS 123(R), “Share-Based Payment” effective October 1, 2005, following the modified prospective application approach. The Company was already in substantial compliance with SFAS 123(R) at the adoption date as the standard closely parallels SFAS 123. The adoption of SFAS 123(R) did not have a significant effect on the Company’s results of operations for the period ended December 31, 2005.
The Company grants share-based awards annually to officers, other key employees, and non-employee directors. Historically, these awards primarily include stock options with exercise prices equal to the market price of the underlying common shares on the date of grant with a term of 10 years. In recent years, the Company also has begun to grant awards of restricted stock. These share-based awards have been made under plans approved by the shareholders in 1992, 1996, and 2003. Generally, in respect of grants to employees, a three-year cliff vesting schedule is used for all share-based awards unless decided otherwise by the Compensation and Organization Committee of the Board of Directors. Grants to non-employee directors typically vest in one year or less.
On January 26, 2006, the shareholders of the Company approved the 2006 Long-Term Incentive Plan, providing for an additional 4.9 million common shares of the Company for grant under the terms of the plan. As of January 31, 2006, the Company had approximately 5.0 million common shares not subject to outstanding awards and available in support of the grant of new share-based awards.
The following is a recap of the share-based awards granted over the periods indicated:

	FOR THE THREE MONTHS ENDED
	DECEMBER 31,	JANUARY 1,
	2005	2005
Key employees
Options	729,900	912,600
Stock appreciation rights	—	—
Performance shares	30,000	—
Restricted stock	157,400	101,000
Board of Directors — Options	—	—

Total share-based awards	917,300	1,013,600

Fair value at grant dates (in millions)	$17.3	$13.0
The exercise price for option awards and the stated price for stock appreciation rights awards were determined by the closing price of the Company’s common shares on the date of grant. Stock-based compensation expense recorded for the three months ended December 31, 2005 and January 1, 2005 $4.3 million, and $2.3 million, respectively. Stock appreciation rights result in less dilution than option awards as the SAR holder receives a net share settlement upon exercise.
Stock Options/SARs
Aggregate option and stock appreciation right award activity consists of the following (options/SARs in millions):

	Fiscal Year ended September 30, 2005
	No. of	WTD. Avg.	WTD. Avg. Remaining Contractual	Aggregate Intrinsic
	Options/SARs	Exercise Price	Term	Value
Balance at September 30, 2005	6.4	$23.09
Granted	0.7	$42.58
Exercised	(0.4)	$20.08
Forfeited	(0.1)	$18.38

Balance at December 31, 2005	6.6	$25.41	7.3 years	$130.9 million

Exercisable at December 13, 2005	3.8	$19.36	4.7 years	$98.3 million
The fair value of each award granted has been estimated on the grant date using the binomial lattice-based model for fiscal 2006 and 2005. The fair value of each option award is estimated on the date of grant using a lattice-based option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	FOR THE THREE
	MONTHS ENDED
	December 31,	January 1,
	2005	2005
Market price volatility	22.9%	23.9%
Risk-free interest rates	4.0%	3.7%
Expected dividend yield	0.6%	0.0%
Expected life of options/SARs	6.19	6.15
Weighted-average grant-date fair value
per share of options/SARs	$12.53	$10.57
Restricted Stock
Aggregate restricted stock award activity is as follows:

	No. of	Fair Value at
	Shares	Date of Grant
Balance at September 30, 2005	114,400	32.07
Granted	187,400	43.61
Fully vested	(10,600)	41.18
Forfeited	—	—

Balance at December 31, 2005	291,200	39.16

At December 31, 2005, there was $23.2 million of total unrecognized compensation cost related to nonvested share-based awards. That cost is expected to be recognized as follows: $8.8 million in fiscal 2006, $8.5 million in fiscal 2007, $5.3 million in fiscal 2008 and $0.6 million in 2009. Unearned compensation is amortized over the vesting period for the particular grant, and is recognized as a component of “Selling, general and administrative” expenses within the Condensed, Consolidated Statements of Operations.
The total intrinsic value of stock options exercised was $11.0 million and the total fair value of restricted stock vested was $0.4 million during the three months ended December 31, 2005. The total intrinsic value of stock options exercised was $16.4 million.
Cash received from stock option exercises for the three months ended December 31, 2005 was $7.5 million. The income tax benefits from share-based arrangements totaled $2.8 million for the three months ended December 31, 2005.

LONG-LIVED ASSETS
Management assesses the recoverability of long-lived assets being amortized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value.
Management also assesses the recoverability of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and intangible assets not being amortized are reviewed for impairment at least annually during the first fiscal quarter. If it is determined that an impairment of intangible assets has occurred, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds its estimated fair value.
The Company performed its annual impairment analysis during the first quarter of fiscal 2006 and recorded a $1.0 million charge. The fiscal 2005 impairment charge was for the U.K. consumer business, reflecting a reduction in the value of the business resulting primarily from the decline in the profitability of its growing media business and unfavorable category mix trends.
LOSS PER COMMON SHARE
Basic loss per common share is computed based on the weighted average number of common shares outstanding each period. Diluted loss per common share is computed based on the weighted-average number of common shares and dilutive potential common shares (stock options, restricted stock, performance shares and stock appreciation rights) outstanding each period. Because of the first quarter loss, common stock equivalents were not included in the calculation of diluted loss per share because to do so would have been anti-dilutive. These common stock equivalents equate to 2.1 million common shares and 1.8 million common shares for the periods ended December 31, 2005 and January 1, 2005, respectively.
USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed, consolidated financial statements and accompanying notes. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results ultimately may differ from the estimates.
RECLASSIFICATIONS
Certain reclassifications have been made in prior periods financial statements to conform to fiscal 2006 classifications.
2.	DETAIL OF INVENTORIES, NET
Inventories, net of provisions for slow moving and obsolete inventory of $16.1 million, $20.1 million, and $16.3 million, respectively, consisted of:

	DECEMBER 31,	JANUARY 1,	SEPTEMBER 30,
	2005	2005	2005
		(IN MILLIONS)
Finished goods	$414.3	$366.7	$216.0
Work-in-process	41.3	38.9	31.4
Raw materials	103.2	95.6	77.5

	$558.8	$501.2	$324.9

3.	MARKETING AGREEMENT
Under the terms of the Marketing Agreement with Monsanto, the Company is Monsanto’s exclusive agent for the domestic and international marketing and distribution of consumer Roundup® herbicide products. Under the terms of the Marketing Agreement, the Company is entitled to receive an annual commission from Monsanto in consideration for the performance of the Company’s duties as agent. The Marketing Agreement also requires the Company to make annual payments to Monsanto as a contribution against the overall expenses of the consumer Roundup® business.
The annual gross commission under the Marketing Agreement is calculated as a percentage of the actual earnings before interest and income taxes (EBIT), as defined in the Marketing Agreement, of the consumer Roundup® business. Each year’s percentage varies in accordance with the terms of the Marketing Agreement based on the achievement of two earnings thresholds and on commission rates that vary by threshold and program year. As the first earnings threshold is typically not achieved until our second fiscal quarter, there is no gross commission income in the first quarter.
The annual contribution payment as defined in the Marketing Agreement is $20.0 million; however, portions of the annual contribution payments for the first three years of the Marketing Agreement were deferred. Through July 2, 2005, the Company recognized a periodic charge associated with the annual contribution payments equal to the required payment for that period. The Company had not recognized a charge for the portions of the contribution payments that were deferred until the time those deferred amounts were due under the teams of the Marketing Agreement. Based on the then available facts and circumstances, the Company considered this method of accounting to be appropriate. Factors considered in this determination included the likely term of the Marketing Agreement, the Company’s ability to terminate the Marketing Agreement without paying the deferred amounts, the Company’s assessment that the Marketing Agreement could have been terminated at any balance sheet date without incurring significant economic consequences as a results of such action and the fact that a significant portion of the deferred amount could never have been paid, even if the Marketing Agreement is not terminated prior to 2018, unless significant earnings targets were exceeded.
During the quarter ended July 2, 2005, the Company updated its assessment of the amounts deferred and previously considered a contingent obligation under the Marketing Agreement. Based on the recent strong performance of the consumer Roundup® business and other economic developments surrounding the business, the company believes that the deferred contribution amounts then outstanding would be paid in full between 2010 and 2012 under the terms of the Marketing Agreement. In management’s judgement, it is probable that the deferred contribution payment that totaled $45.7 million as of July 2, 2005 would be paid. As such, the Company recorded a $45.7 million liability for the deferred contribution payments, with a corresponding charge to net sales in the quarter ended July 2, 2005. This amount bore interest at 8% until it was paid in October 2005. The deferred contribution balance was recorded as a current liability at September 30, 2005.
Under the terms of the Marketing Agreement, the Company performs certain functions, primarily manufacturing conversion, selling and marketing support costs, on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred for these activities are charged to and reimbursed by Monsanto, for which the Company recognizes no gross profit or net income. Prior to the fourth quarter of fiscal 2005, these costs were recognized in the consolidated statements of operations on a net basis as a recovery of incurred costs. Effective with the fourth quarter of fiscal 2005, the Company now records costs incurred under the Marketing Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in “Cost of sales” and the reimbursement of these costs in “Net sales,” with no effect on gross profit or net income. As disclosed in “Note 22 — Quarterly Consolidated Financial Information (Unaudited)” of the Notes to the Consolidated Financial Statements included in the Company’s fiscal 2005 Annual Report on Form 10-K, net sales and cost of sales for the quarters in fiscal 2005 were revised to reflect this change. The related revenues and cost of sales were $8.2 million and $9.6 million for the three-month periods ended December 31, 2005 and January 1, 2005, respectively.
Net sales also have been revised to reflect the net commission associated with the Marketing Agreement. Prior to the fourth quarter of fiscal 2005, the elements of net commission were reported as separate line items in the condensed, consolidated statements of operations. The following table displays elements of the Marketing Agreement included in “Net sales.”

	FOR THE THREE MONTHS ENDED
	DECEMBER 31,	JANUARY 1,
	2005	2005
	(IN MILLIONS)
Gross commission	$—	$—
Contribution expenses	(5.0)	(6.3)
Deferred contribution charge	—	—

Amortization of marketing fee	(0.2)	(0.8)
Net commission expense	(5.2)	(7.1)
Reimbursements associated with Marketing Agreement	8.2	9.6

Total net sales associated with Marketing Agreement	$3.0	$2.5

4.	IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES
FISCAL 2006 CHARGES
During the first quarter of fiscal 2006, the Company recorded $4.7 million of restructuring and other charges relating to our profit improvement plan, consisting primarily of severance and related costs. The impairment charge of $1.0 million was associated with a tradename no longer in use in our United Kingdom business.
FISCAL 2005 CHARGES
During the first quarter of fiscal 2005, the Company recorded $22.2 million of impairments, restructuring and other charges. An impairment charge of $22.0 was related to tradenames within the United Kingdom consumer business. The $0.2 of restructuring and other charges relate to our Global Business Information Services outsourcing initiative.
The following is the detail of impairment, restructuring and other charges and roll forward of the restructuring and other charges accrued as of December 31, 2005, January 1, 2005, and September 30, 2005.

	DECEMBER 31,	JANUARY 1,
	2005	2005
	(IN MILLIONS)
Restructuring and other charges:
Severance	$2.9	$0.2
Other related costs	1.8	—

	4.7	0.2
Impairment of other intangibles	1.0	22.0

	$5.7	$22.2

Amounts reserved for restructuring and other charges at beginning of period	$15.6	$5.3
Restructuring expense	4.7	0.2
Payments and other	(9.7)	(2.1)

Amounts reserved for restructuring and other charges at end of period	$10.6	$3.4

The restructuring activities to which these costs apply are expected to be largely completed in fiscal 2006. The balances of the accrued charges at December 31, 2005 and January 1, 2005 are included in “Accrued liabilities” on the Condensed, Consolidated Balance Sheets.

5.	LONG-TERM DEBT

	DECEMBER 31,	JANUARY 1,	SEPTEMBER 30,
	2005	2005	2005
	(IN MILLIONS)
New Credit Agreement:
Revolving loans	$464.2	$119.5	$166.2
Term loans	—	398.0	—
6 5/8% Senior Subordinated Notes	200.0	200.0	200.0
Notes due to sellers	7.7	11.3	8.1
Foreign bank borrowings and term loans	10.1	11.2	6.8
Other	11.0	7.7	12.4

	693.0	747.7	393.5
Less current portions	13.9	20.5	11.1
	$679.1	$727.2	$382.4

Future principal payments on our short and long-term debt are as follows (in millions):
Less than one year			$13.9
One to three years			7.4
Four to five years			466.8
After five years			204.9

			$693.0

6.	STATEMENT OF COMPREHENSIVE INCOME
The components of other comprehensive loss and total comprehensive loss for the three months ended December 31, 2005 and January 1, 2005 are as follows:

	FOR THE THREE MONTHS ENDED
	DECEMBER 31,	JANUARY 1,
	2005	2005
	(IN MILLIONS)
Net loss	$(52.7)	$(62.7)
Other comprehensive income (expense):
Change in valuation of derivative instruments	(0.2)	0.8
Foreign currency translation adjustments	0.5	0.9

Comprehensive loss	$(52.4)	$(61.0)

7.	RETIREMENT AND RETIREE MEDICAL PLANS COST INFORMATION
The following summarizes the net periodic benefit cost for the various plans sponsored by the Company:

	FOR THE THREE MONTHS ENDED
	DECEMBER 31,	JANUARY 1,
	2005	2005
	(IN MILLIONS)
Frozen defined benefit plans	$0.5	$0.9
International benefit plans	1.7	1.4
Retiree medical plan	0.8	0.8
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
Reference should be made to “Note 16 – Contingencies” to Consolidated Financial Statements included in the Company’s fiscal

2005 Annual Report on Form 10-K. Pending material environment and legal proceedings have not changed significantly from those disclosed in the Company’s fiscal 2005 Annual Report on Form 10-K.
9.	ACQUISITIONS
Effective October 3, 2005, the Company acquired all outstanding shares of Rod McLellan Company for approximately $21.0 million in cash. Rod McLellan Company, a provider of soil and landscape products in the western U.S., operates three soil-manufacturing facilities in California and Oregon with approximately 100 employees. This business will be strategically integrated into our existing growing media business.
Effective November 18, 2005, the Company acquired all outstanding shares of Gutwein, for approximately $77.0 million in cash. Gutwein’s annual revenues approximate $85.0 million in the growing wild bird food category. Gutwein’s Morning Song® products are sold at leading mass retailers, grocery, pet and general merchandise stores. Gutwein has 140 employees and operates five production facilities. This is the Company’s first acquisition in this category, offering the opportunity to expand our share of the outdoor living market.
Preliminary purchase accounting allocations have been recorded for both Rod McLellan and Gutwein, including the allocation of the purchase price to assets acquired and liabilities assumed, based on their estimated fair values at the date of acquisitions. The Company expects to finalize purchase accounting for the acquisitions prior to the end of fiscal 2006.
Pro forma net sales, net loss, and net loss per common share for the three months ended January 1, 2005 would not have been significantly different had the acquisitions of Rod McLellan Company and Gutwein occurred as of October 1, 2004.
10.	SEGMENT INFORMATION
The Company is divided into the following segments — North America, Scotts LawnService®, International, and Corporate & Other. The North America segment primarily consists of the Lawns, Gardens, Ortho®, Canada and North American Professional business groups as well as the North American portion of the Roundup® commission. This division of reportable segments is consistent with how the segments report to and are managed by senior management of the Company. Prior year amounts have been reclassified to conform with certain modifications to the Company’s reporting structure in fiscal 2006.
The North America segment manufactures, markets and sells dry, granular slow-release lawn fertilizers, combination lawn fertilizer and control products, grass seed, spreaders, water-soluble, liquid and continuous-release garden and indoor plant foods, plant care products, potting, garden and lawns soils, pottery, mulches and other growing media products, pesticide products and a full line of horticulture products. Products are marketed to mass merchandisers, home improvement centers, large hardware chains, warehouse clubs, distributors, nurseries, garden centers and specialty crop growers in the United States, Canada, Latin America, South America, Australia, and Asia-Pacific. The recently acquired businesses of Rod McLellan Company and Gutwein & Co. are being integrated into the North America segment.
The Scotts LawnService® segment provides lawn fertilization, disease and insect control and other related services such as core aeration primarily to residential consumers through company-owned branches and franchises. In most company-operated locations, Scotts LawnService® also offers tree and shrub fertilization, disease and insect control treatments and, in our larger branches, an exterior barrier pest control service.
The International segment provides products similar to those described above for the North America segment to consumers primarily in Europe. The Corporate & Other segment consists of the Smith & Hawken® business and corporate, general and administrative expenses.

The following table presents segment financial information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Pursuant to SFAS No. 131, the presentation of the segment financial information is consistent with the basis used by management (i.e., certain costs not allocated to business segments for internal management reporting purposes are not allocated for purposes of this presentation).

	FOR THE THREE MONTHS
	ENDED
	DECEMBER 31,	JANUARY 1,
	2005	2005
	(IN MILLIONS)
Net sales:
North America	$125.6	$115.3
Scotts LawnService®	23.6	20.9
International	58.3	69.5
Corporate & Other	42.2	41.6

Segment total	249.7	247.3
Roundup® amortization	(0.2)	(0.8)

	$249.5	$246.5

Operating loss:
North America	$(28.5)	$(29.5)
Scotts LawnService®	(11.3)	(8.2)
International	(5.1)	(5.9)
Corporate & Other	(22.5)	(21.3)

Segment total	(67.4)	(64.9)
Roundup® amortization	(0.2)	(0.8)
Amortization	(3.3)	(2.6)
Impairment of intangibles	(1.0)	(22.0)
Restructuring	(4.7)	(0.2)

	$(76.6)	$(90.5)

	DECEMBER 31,	JANUARY 1,	SEPTEMBER 30,
	2005	2005	2005

		(IN MILLIONS)
Total assets:
North America	$1,385.9	$1,213.7	$1,219.3
Scotts LawnService®	132.5	122.6	146.7
International	505.7	579.6	463.1
Corporate & Other	191.8	199.6	189.8

	$2,215.9	$2,115.5	$2,018.9

Segment operating loss represents earnings before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. Accordingly, the Corporate & Other operating loss for the three months ended December 31, 2005 and January 1, 2005 includes unallocated corporate general and administrative expenses, and certain other income/expense items not allocated to the business segments.
Total assets reported for the Company’s operating segments include the intangible assets for the acquired businesses within those segments. Corporate & Other assets primarily include deferred financing and debt issuance costs, corporate intangible assets, deferred tax assets and Smith & Hawken® assets.

11. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS
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
The following unaudited information presents condensed, consolidating Statements of Operations and Statements of Cash Flows for the three-month periods ended December 31, 2005 and January 1, 2005 and condensed, consolidating balance sheets as of December 31, 2005, January 1, 2005, and September 30, 2005.

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005
(IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
Net sales	$—	$178.9	$70.6	$—	$249.5
Cost of sales	—	148.0	48.0	—	196.0

Gross profit	—	30.9	22.6	—	53.5
Operating expenses:
Selling, general and administrative	—	97.9	28.1	—	126.0
Impairment, restructuring and other charges	—	4.5	1.2	—	5.7
Equity loss in subsidiaries	49.4	—	—	(49.4)	—
Intracompany allocations	—	(1.7)	1.7	—	—
Other income, net	—	(1.3)	(0.3)	—	(1.6)

Loss from operations	(49.4)	(68.5)	(8.1)	49.4	(76.6)
Interest expense	3.3	1.1	2.7	—	7.1

Loss before income taxes	(52.7)	(69.6)	(10.8)	49.4	(83.7)
Income tax benefit	—	(30.7)	(0.3)	—	(31.0)

Net loss	$(52.7)	$(38.9)	$(10.5)	$49.4	$(52.7)

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2005
(IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES
Net loss	$(52.7)	$(38.9)	$(10.5)	$49.4	$(52.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangibles assets	—	—	1.0	—	1.0
Stock-based compensation expense	—	4.3	—	—	4.3
Depreciation	—	10.6	1.6	—	12.2
Amortization	—	1.9	1.6	—	3.5
Equity loss in subsidiaries	49.4	—	—	(49.4)	—
Net change in certain components of working capital	—	(160.5)	(44.9)	—	(205.4)
Net changes in other assets and liabilities and other adjustments	—	4.8	(1.7)	—	3.1

Net cash used in operating activities	(3.3)	(177.8)	(52.9)	—	(234.0)

INVESTING ACTIVITIES
Investment in property, plant and equipment	—	(9.2)	(5.1)	—	(14.3)
Investment in acquired businesses, net of cash acquired	(97.1)	(0.6)	—	—	(97.7)

Net cash used in investing activities	(97.1)	(9.8)	(5.1)	—	(112.0)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	—	106.8	230.4	—	337.2
Repayments under revolving and bank lines of credit	—	(8.0)	(25.9)	—	(33.9)
Dividends paid	(8.5)	—	—	—	(8.5)
Purchase of common stock	(1.2)	—	—	—	(1.2)
Payments on seller notes	—	(0.5)	—	—	(0.5)
Cash received from the exercise of stock options	7.5	—	—	—	7.5
Intracompany financing	102.6	52.0	(154.6)	—	—

Net cash provided by financing activities	100.4	150.3	49.9	—	300.6
Effect of exchange rate changes on cash	—	—	3.0	—	3.0

Net decrease in cash	—	(37.3)	(5.1)	—	(42.4)
Cash and cash equivalents, beginning of period	—	42.5	37.7	—	80.2

Cash and cash equivalents, end of period	$—	$5.2	$32.6	$—	$37.8

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2005
(IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$5.2	$32.6	$—	$37.8
Accounts receivable, net	—	148.8	102.0	—	250.8
Inventories, net	—	440.6	118.2	—	558.8
Prepaid and other assets	—	40.1	23.4	—	63.5

Total current assets	—	634.7	276.2	—	910.9
Property, plant and equipment, net	—	315.2	45.8	—	361.0
Goodwill	—	334.7	115.8	—	450.5
Intangible assets, net	—	351.8	120.5	—	472.3
Other assets	10.7	10.2	0.3	—	21.2
Investment in affiliates	875.4	—	—	(875.4)	—
Intracompany assets	290.2	—	—	(290.2)	—

Total assets	$1,176.3	$1,646.6	$558.6	$(1,165.6)	$2,215.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$3.8	$10.1	$—	$13.9
Accounts payable	—	166.2	49.5	—	215.7
Accrued liabilities	—	135.1	89.4	—	224.5
Accrued taxes	—	(24.1)	4.0	—	(20.1)

Total current liabilities	—	281.0	153.0	—	434.0
Long-term debt	200.0	115.4	363.7	—	679.1
Other liabilities	—	104.2	22.3	—	126.5
Intracompany liabilities	—	149.6	140.6	(290.2)	—

Total liabilities	200.0	650.2	679.6	(290.2)	1,239.6
Shareholders’ equity	976.3	996.4	(121.0)	(875.4)	976.3

Total liabilities and shareholders’ equity	$1,176.3	$1,646.6	$558.6	$(1,165.6)	$2,215.9

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 1, 2005
(IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
Net sales	$61.9	$103.8	$80.8	$—	$246.5
Cost of sales	46.0	86.2	53.2	—	185.4

Gross profit	15.9	17.6	27.6	—	61.1
Operating expenses:
Selling, general and administrative	68.4	30.2	31.0	—	129.6
Impairment, restructuring and other charges	0.3	—	21.9	—	22.2
Equity loss in subsidiaries	27.0	—	—	(27.0)	—
Intracompany allocations	(6.9)	2.8	4.1	—	—
Other income, net	0.4	(0.8)	0.2	—	(0.2)

Loss from operations	(73.3)	(14.6)	(29.6)	27.0	(90.5)
Interest expense (income)	11.0	(2.3)	1.7	—	10.4

Loss before income taxes	(84.3)	(12.3)	(31.3)	27.0	(100.9)
Income tax benefit	(21.8)	(4.7)	(11.9)	—	(38.4)

Loss from continuing operations	(62.5)	(7.6)	(19.4)	27.0	(62.5)
Loss from discontinued operations	(0.2)	—	—	—	(0.2)

Net loss	$(62.7)	$(7.6)	$(19.4)	$27.0	$(62.7)

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 1, 2005
(IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES
Net loss	$(62.7)	$(7.6)	$(19.4)	$27.0	$(62.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible assets	—	—	22.0	—	22.0
Stock-based compensation expense	2.3	—	—	—	2.3
Depreciation	8.9	1.6	2.0	—	12.5
Amortization	0.9	1.3	1.2	—	3.4
Deferred taxes	0.5	—	(10.0)	—	(9.5)
Equity loss in subsidiaries	27.0	—	—	(27.0)	—
Net change in certain components of working capital	(78.2)	(18.2)	(43.6)	—	(140.0)
Net changes in other assets and liabilities and other adjustments	—	0.5	0.8	—	1.3

Net cash used in operating activities	(101.3)	(22.4)	(47.0)	—	(170.7)

INVESTING ACTIVITIES
Redemption of available for sale securities	57.2	—		—	57.2
Investment in property, plant and equipment	(3.3)	(1.0)	(0.7)	—	(5.0)
Investment in acquired businesses, net of cash acquired	—	(70.3)	—	—	(70.3)

Net cash provided by (used in) investing activities	53.9	(71.3)	(0.7)	—	(18.1)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	14.5	—	118.4	—	132.9
Repayments under revolving and bank lines of credit	—	—	(14.2)	—	(14.2)
Repayments of term loans	(1.0)	—	—	—	(1.0)
Financing fees, net	(0.3)	—	(0.1)	—	(0.4)
Payments on seller notes	—	(1.9)	—	—	(1.9)
Cash received from the exercise of stock options	11.8	—	—	—	11.8
Intracompany financing	(55.7)	95.0	(39.3)	—	—

Net cash provided by (used in) financing activities	(30.7)	93.1	64.8	—	127.2
Effect of exchange rate changes on cash	—	—	(24.9)	—	(24.9)

Net decrease in cash	(78.1)	(0.6)	(7.8)	—	(86.5)
Cash and cash equivalents, beginning of period	82.4	1.3	31.9	—	115.6

Cash and cash equivalents, end of period	$4.3	$0.7	$24.1	$—	$29.1

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING BALANCE SHEET
AS OF JANUARY 1, 2005
(IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$4.3	$0.7	$24.1	$—	$29.1
Accounts receivable, net	25.2	114.2	113.3	—	252.7
Inventories, net	257.6	103.6	140.0	—	501.2
Prepaid and other assets	36.6	6.1	28.7	—	71.4

Total current assets	323.7	224.6	306.1	—	854.4
Property, plant and equipment, net	185.0	112.5	46.3	—	343.8
Goodwill	19.9	282.5	128.2	—	430.6
Intangible assets, net	17.6	306.7	143.0	—	467.3
Other assets	19.3	—	0.1	—	19.4
Investment in affiliates	1,194.2	—	—	(1,194.2)	—
Intracompany assets	—	325.4	—	(325.4)	—

Total assets	$1,759.7	$1,251.7	$623.7	$(1,519.6)	$2,115.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$5.0	$4.1	$11.4	$—	$20.5
Accounts payable	98.1	37.9	60.7	—	196.7
Accrued liabilities	99.3	26.9	112.3	—	238.5
Accrued taxes	(6.9)	0.6	1.0	—	(5.3)

Total current liabilities	195.5	69.5	185.4	—	450.4
Long-term debt	618.0	4.1	105.1	—	727.2
Other liabilities	99.2	(3.6)	14.4	—	110.0
Intracompany liabilities	19.1	—	306.3	(325.4)	—

Total liabilities	931.8	70.0	611.2	(325.4)	1,287.6
Shareholders’ equity	827.9	1,181.7	12.5	(1,194.2)	827.9

Total liabilities and shareholders’ equity	$1,759.7	$1,251.7	$623.7	$(1,519.6)	$2,115.5

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2005
(IN MILLIONS)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$42.5	$37.7	$—	$80.2
Accounts receivable, net	—	240.3	83.0	—	323.3
Inventories, net	—	232.5	92.4	—	324.9
Prepaid and other assets	—	40.1	19.3	—	59.4

Total current assets	—	555.4	232.4	—	787.8
Property, plant and equipment, net	—	294.7	42.3	—	337.0
Goodwill	—	314.9	118.0	—	432.9
Intangible assets, net	—	315.4	124.1	—	439.5
Other assets	10.6	10.8	0.3	—	21.7
Investment in affiliates	1,660.5	—	—	(1,660.5)	—
Intracompany assets	—	606.9	—	(606.9)	—

Total assets	$1,671.1	$2,098.1	$517.1	$(2,267.4)	$2,018.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$—	$4.1	$7.0	$—	$11.1
Accounts payable	—	110.2	41.5	—	151.7
Accrued liabilities	—	222.5	92.2	—	314.7
Accrued taxes	—	5.2	3.5	—	8.7

Total current liabilities	—	342.0	144.2	—	486.2
Long-term debt	200.0	16.1	166.3	—	382.4
Other liabilities	—	102.2	21.9	—	124.1
Intracompany liabilities	444.9	—	162.0	(606.9)	—

Total liabilities	644.9	460.3	494.4	(606.9)	992.7
Shareholders’ equity	1,026.2	1,637.8	22.7	(1,660.5)	1,026.2

Total liabilities and shareholders’ equity	$1,671.1	$2,098.1	$517.1	$(2,267.4)	$2,018.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Management’s Discussion and Analysis (“MD&A”) is organized in the following sections:
•	Executive summary
•	Results of operations
•	Segment Discussion
•	Liquidity and capital resources
On November 9, 2005, Scotts Miracle-Gro implemented a 2-for-1 stock split of the common shares to shareholders of record on November 2, 2005. As of December 31, 2005, on a split-adjusted basis, Scotts Miracle-Gro had approximately 68.0 million diluted common shares outstanding. All share and per share information referred to in this MD&A and elsewhere in this Form 10-Q has been adjusted to reflect this stock split for all periods presented.
Effective with our fiscal 2005 Form 10-K and 2005 Annual Report to Shareholders, we have made changes to our Consolidated Statements of Operations that management believes improve the overall presentation. As such, the fiscal 2005 quarterly financial statements presented therein have been revised to reflect these changes. With respect to the Amended and Restated Exclusive Agency and Marketing Agreement (the “Marketing Agreement”) with Monsanto Company (“Monsanto”), we have made two presentational changes. First, we have reclassified as net sales the amounts previously reported as net commission from the Marketing Agreement. Second, net sales and cost of sales have been adjusted to reflect certain reimbursements and costs associated with the Marketing Agreement on a gross basis that were previously reported on a net basis, with no effect on gross profit or net income. See further details regarding these matters in Note 3 to the Condensed, Consolidated Financial Statements (Unaudited) included in Part I, Item I of this quarterly report on Form 10-Q. Furthermore, we have simplified the presentation of selling, general and administrative (“SG&A”) expenses presented on the face of the Condensed, Consolidated Statement of Operations. Details of this line item are included in the Results of Operations section of this MD&A.
Executive Summary
We are dedicated to delivering strong, consistent financial results and outstanding shareholder returns by providing consumers with products of superior quality and value to enhance their outdoor living environments. We are a leading manufacturer and marketer of consumer branded products for lawn and garden care and professional horticulture in North America and Europe. We are Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We recently entered the North America wild bird food category with the acquisition of Gutwein & Co. Inc. (“Gutwein”) in November 2005. We have a presence in Australia, the Far East, Latin America and South America. Also, in the United States, we operate what we believe to be the second largest residential lawn service business, Scotts LawnService®. In fiscal 2006, our operations are divided into the following reportable segments: North America (including the Rod McLellan Company and Gutwein acquisitions discussed below), Scotts LawnService®, International, and Corporate & Other. The Corporate & Other segment consists of our Smith & Hawken® direct-to-consumer business, and corporate general and administrative expenses.
As a leading consumer branded lawn and garden company, we focus our marketing efforts, including advertising and consumer research, on creating consumer demand to pull products through the retail distribution channels. In the past three years, we have spent approximately 5% of our net sales annually on media advertising to support and promote our products and brands. We have applied this consumer marketing focus for the past several years, and believe that we receive a significant return on these marketing expenditures. We expect to continue our marketing efforts focused toward the consumer and make additional targeted investments in consumer marketing in the future to continue to drive sales and market share growth. In fiscal 2006, we expect to increase advertising spending 18% to 20% as we reinvest a portion of our selling, general and administrative cost savings to strengthen our brands and relationships with consumers.
Our sales are susceptible to global weather conditions. For instance, periods of wet weather can adversely impact sales of certain products, while increasing demand for other products. We believe that acquisitions have somewhat diversified both our product line risk and geographic risk to weather conditions.

	Percent Net Sales by Quarter
	2005	2004	2003

First Quarter	10.4%	8.7%	9.0%
Second Quarter	34.3%	35.2%	35.1%
Third Quarter	38.0%	38.2%	37.7%
Fourth Quarter	17.3%	17.9%	18.2%
Due to the nature of our lawn and garden business, significant portions of our shipments occur in the second and third fiscal quarters. Over the past few years, retailers have reduced their pre-season inventories by relying on us to deliver products “in season” when consumers buy our products.
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
The 2005 long-term strategic improvement plan (“Project Excellence”), initiated in June 2005, is focused on improving organizational effectiveness, implementing better business processes, reducing SG&A expenses, and increasing spending on consumer marketing and innovation. While we have generated strong financial performance over the past several years, management believes even greater results can be achieved. We expect Project Excellence related SG&A savings of $50 to $60 million for fiscal 2006, with approximately one-half being reinvested in consumer marketing, technology and innovation. The balance of these savings are expected to increase fiscal 2006 pre-tax earnings by $25 to $30 million. Though December 31, 2005, we have incurred approximately $29.7 million in restructuring charges associated with Project Excellence. We continue to explore additional Project Excellence savings opportunities, which may result in future restructuring related costs.
We continue to view strategic acquisitions as a means to enhance our strong core businesses. In October 2004, we invested $73.6 million in the acquisition of Smith & Hawken®, a leading brand in the outdoor living and gardening lifestyle category. Effective October 3, 2005, we acquired all the outstanding shares of Rod McLellan Company (“RMC”) for a total of $21.0 million in cash. RMC is a leading branded producer and marketer of soil and landscape products in the western U.S. This business will be integrated into our existing Growing Media business. Effective November 18, 2005, we acquired Gutwein approximately $77.0 million in cash. Through its Morning Song® brand, Gutwein is a leader in the growing U.S. wild bird food category, generating approximately $85 million in annual revenues. Morning Song® products are sold at leading mass retailers, grocery, pet and general merchandise stores. This is our first acquisition in the wild birdseed category and we are excited about the opportunity to leverage the strengths of both organizations to drive continued growth in this category. We continue to invest in the growth of our Scotts LawnService® business, making over $95 million in acquisitions over the past five years.
Prior to fiscal 2005, we had not paid dividends on our common shares. Based on the levels of cash flow generated by our business in recent years and our improving financial condition, on June 22, 2005, we announced that Scotts Miracle-Gro’s Board of Directors approved an annual dividend of 50-cents per share, to be paid in 12.5-cent quarterly increments beginning in the fourth quarter of fiscal 2005. Our first and second quarterly dividends were paid on September 1, 2005 and December 1, 2005, respectively. In addition to the 2-for-1 stock split noted earlier, on October 27, 2005, Scotts Miracle-Gro’s Board of Directors approved a $500 million share repurchase program. This repurchase program is authorized for five years and we currently anticipate allocating approximately $100 million per year to the program.

RESULTS OF OPERATIONS
The following table sets forth the components of income and expense as a percentage of net sales for the three months ended December 31, 2005 and January 1, 2005:

	FOR THE
	THREE MONTHS ENDED
	DECEMBER 31,	JANUARY 1,
	2005	2005
	(UNAUDITED)
Net sales	100.0%	100.0%
Cost of sales	78.6	75.2

Gross profit	21.4	24.8
Operating expenses:
Selling, general and administrative	50.4	52.7
Impairment, restructuring and other charges	2.3	9.0
Other expense (income), net	(0.6)	(0.1)

Loss from operations	(30.7)	(36.8)
Interest expense	2.8	4.2

Loss before income taxes	(33.5)	(41.0)
Income tax benefit	(12.4)	(15.6)

Net loss	(21.1)	(25.4)

Net sales for the three months ended December 31, 2005 were $249.5 million, an increase of 1.2% from net sales of $246.5 million for the three months ended January 1, 2005. The impact of foreign exchange rates reduced sales growth for the quarter by 2.8%, while recent acquisitions and a reduction in the Roundup contribution expense favorably impacted sales growth for the quarter by 5.5% and 0.8%, respectively. Excluding these factors, sales for the quarter declined $5.5 million or 2.2%, primarily due to ongoing retailer initiatives to reduce inventory levels and further push their purchases closer to consumer take away. Net sales for our first quarter typically comprise between 9% to 11% of our total fiscal year net sales. Therefore, first quarter net sales trends are generally not indicative of the full fiscal year. The impact of price increases in the first quarter were not material to the discussion of net sales in total or by reportable segment.
As a percentage of net sales, gross profit was 21.4% of sales in the first quarter of fiscal 2006 compared to 24.8% in the first quarter of fiscal 2005, primarily due to a margin decline in our North American business. Most of the first quarter fiscal 2006 margin pressure was anticipated and is primarily the result of higher commodity and fuel costs. Fiscal 2006 price increases were effective January 1, 2006 and the price increases taken earlier in 2005 did not offset first quarter 2006 input cost inflation.
Selling, General and Administrative Expense

	FOR THE
	THREE MONTHS ENDED
	DECEMBER 31,	JANUARY 1,
	2005	2005
	(IN MILLIONS)
	(UNAUDITED)
Advertising	$14.9	$14.6
Selling, general and administrative	107.8	112.4
Amortization of intangibles	3.3	2.6

	$126.0	$129.6

SG&A expenses were $107.8 million in the first quarter of fiscal 2006, compared to $112.4 million for the first quarter of fiscal 2005. The decrease in SG&A expenses was largely due to savings generated by Project Excellence and lower outside legal fees, partially offset by increased spending to support the continued growth of Scotts LawnService® and higher stock-based compensation expense. Approximately $2.2 million of the decrease in SG&A expense was due to foreign exchange.

Impairment, Restructuring and Other Charges, net:

	FOR THE
	THREE MONTHS ENDED
	DECEMBER 31,	JANUARY 1,
	2005	2005
	(IN MILLIONS)
	(UNAUDITED)
Impairment charges	$1.0	$22.0
Restructuring — severance and related	4.7	0.2

	$5.7	$22.2

The Company performed its annual impairment analysis of indefinite-lived intangibles and goodwill during the first quarter of fiscal 2006, which resulted in an impairment charge associated with a tradename no longer in use in our United Kingdom (U.K.) consumer business. The first quarter fiscal 2005 impairment charge was for indefinite-lived tradenames in our U.K. consumer business, reflecting a reduction in the value of the business resulting primarily from the decline in the profitability of its growing media business and unfavorable category mix trends.
Restructuring activities in the first quarter of fiscal 2006 relate to further organizational reductions associated with Project Excellence initiated in the third quarter of fiscal 2005. We continue to evaluate our organization and operating efficiencies. As a result of these ongoing evaluations, there may be further restructuring charges in future fiscal 2006 quarters.
Interest expense for the first quarter of fiscal 2006 was $7.1 million, compared to $10.4 million for the first quarter of fiscal 2005. The decrease in interest expense was due to a $136 million reduction in average borrowings as compared to the prior year, along with a slight decrease in our weighted average interest rate as a result of the refinancing in July 2005.
The income tax benefit was calculated assuming an effective tax rate of 37.0% for the first quarter of fiscal 2006, versus 38.0% for the comparable quarter in fiscal 2005. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the fiscal year. Factors affecting the estimated rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits, the existence of elements of income and expense that may not be taxable or deductible, as well as other items. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year.
The Company reported a loss of $52.7 million for the first quarter of fiscal 2006, compared to a loss of $62.7 million for the first quarter of fiscal 2005. Average shares outstanding increased from 66.0 million for the quarter ended January 1, 2005 to 68.0 million for the quarter ended December 31, 2005 due to shares issued for option exercises. Common stock equivalents are not included in the shares used for first quarter earnings per share calculations due to their anti-dilutive effect in periods with net losses.
SEGMENT RESULTS
Consistent with fiscal 2005, our fiscal 2006 operations are divided into the following reportable segments: North America (including RMC and Gutwein), Scotts LawnService®, International, and Corporate & Other. The Corporate & Other segment consists of Smith & Hawken and corporate general and administrative expenses. Segment performance is evaluated based on several factors, including income from operations before amortization, and impairment, restructuring and other charges, which is a non-GAAP measure. Management uses this measure of operating profit to gauge segment performance because we believe this measure is the most indicative of performance trends and the overall earnings potential of each segment.

The following table sets forth net sales by segment:

	FOR THE
	THREE MONTHS ENDED
	DECEMBER 31,	JANUARY 1,
	2005	2005
	(IN MILLIONS)
	(UNAUDITED)
North America	$125.6	$115.3
Scotts LawnService®	23.6	20.9
International	58.3	69.5
Corporate & other	42.2	41.6

Consolidated	249.7	247.2
Roundup® amortization	(0.2)	(0.8)

	$249.5	$246.5

The following table sets forth operating loss by segment:

	FOR THE
	THREE MONTHS ENDED
	DECEMBER 31,	JANUARY 1,
	2005	2005
	(IN MILLIONS)
	(UNAUDITED)
North America	$(28.5)	$(29.5)
Scotts LawnService®	(11.3)	(8.2)
International	(5.1)	(5.9)
Corporate & other	(22.5)	(21.3)

Consolidated	(67.4)	(64.9)
Roundup® amortization	(0.2)	(0.8)
Amortization	(3.3)	(2.6)
Impairment of intangibles	(1.0)	(22.0)
Restructuring and other charges	(4.7)	(0.2)

	$(76.6)	$(90.5)

North America
North America segment net sales were $125.6 million in the first quarter of fiscal 2006, an increase of 8.9% from net sales of $115.3 million for the first quarter of fiscal 2005. This increase was driven largely by the recent acquisitions of Gutwein and RMC, and increases in Growing Media and professional sales, offset by declines in Lawns, Controls and Plant Food sales. Excluding the impact of acquisitions, North American sales declined $3.2 million or 2.8%, primarily due to ongoing retailer initiatives to reduce inventory levels and further push their purchases closer to consumer take away. In contrast, point-of-sales in the North America increased 13% for the quarter, showing continued strong consumer demand for our products. It is important to note that our first quarter falls at the end of the growing season for North America and typically represents less than 10% of annual sales for this segment. The consumer take away in our first fiscal quarter relates in part to product sold-in during the fourth quarter of our prior fiscal year, contributing to this discrepancy between retailer purchases and consumer take away of our products. Over the course of a complete season, retailer purchases and consumer take away of our products should roughly align.
The operating loss generated by the North America segment improved by $1.0 million in the first quarter of fiscal 2006. Excluding the impact of the Gutwein and RMC acquisitions, North America segment results for the first quarter of fiscal 2006 were flat to the first quarter of fiscal 2005. This is primarily due to lower gross margins offset by lower SG&A spending.
Scotts LawnService®
Scotts LawnService® revenues increased 12.9% from $20.9 million in the first quarter of fiscal 2005 to $23.6 million in the first quarter of fiscal 2006. The majority of this increase was due to higher customer counts (which increased from 320,000 at the end of the first quarter of 2005 to 363,000 at the end of the first fiscal quarter of 2006), from continued strong organic growth and improved customer retention.
The higher operating loss for Scotts LawnService® in the first quarter of fiscal 2006 is primarily attributable to higher planned SG&A spending as the business continues its rapid growth track.

International
Net sales for the International segment in the first quarter of fiscal 2006 were $58.3 million, a decrease of $11.2 million, or 16.1%, versus the first quarter of fiscal 2005. Excluding the effect of exchange rates, net sales decreased by $4.9 million or 7.2%. This decrease in net sales was largely due to the phasing of preseason orders primarily in France and the United Kingdom, as well as changes in distributor arrangements leading to more direct sales to retail customers resulting in shipments being delayed into our second fiscal quarter.
The International operating loss for the first quarter of fiscal 2006 improved by $0.8 million as lower sales and gross margins were more than offset by reduced SG&A spending and the impact of foreign exchange rates.
Corporate & other
The net expense for Corporate & Other increased by $1.2 million in the first quarter of 2006, as a higher Smith & Hawken® operating loss, increased spending on wellness initiatives and higher stock-based compensation expenses more than offset savings generated from Project Excellence and lower legal spending.
LIQUIDITY AND CAPITAL RESOURCES
Cash used in operating activities was $234.0 million and $170.7 million for the fiscal quarters ended December 31, 2005 and January 1, 2005, respectively. The increase in cash used in operating activities during the first quarter of fiscal 2006 is primarily attributable to higher inventories, as we initiated production of certain products earlier than in fiscal 2005 in response to concerns over the availability of certain input materials resulting from supply disruptions related to last summer’s hurricanes in North America, and to a lesser extent increases input costs and recent acquisitions. The use of cash in the first fiscal quarter is due to the seasonal nature of our operations. The first quarter is the low point for net sales while at the same time we are building inventories in preparation for the spring selling season that gets underway in our second fiscal quarter.
Cash used in investing activities was $112.0 million and $18.1 million for the fiscal quarters ended December 31, 2005 and January 1, 2005, respectively. Our acquisitions of Gutwein and RMC required a net cash outlay of approximately $97.7 million in the first quarter of 2006, which were financed with borrowings under our existing lines of credit. Our acquisition of Smith & Hawken® in the first quarter of fiscal 2005 required a cash outlay of approximately $70.0 million financed in large part through the redemption of $57.2 million of investments. Other capital spending of $14.3 million was done in the normal course of business, compared to the $5.0 million spent in the first quarter of fiscal 2005. The increase in first quarter capital spending was partially due to approximately $4.0 million associated with the acquisition of peat bogs in Scotland.
Financing activities provided cash of $300.6 million and $127.2 million for the fiscal quarters ended December 31, 2005 and January 1, 2005, respectively. The higher financing needs in the first quarter of fiscal 2006 were due to a higher level of pre-season inventory build, acquisitions and higher capital spending in the first quarter of 2006. Also, first quarter 2005 investing activities were partially funded by the sale of securities. Our more efficient borrowing arrangements toward the end of fiscal 2005 allowed us to pay-down debt, eliminating the need for short-term investments, which were not carried into fiscal 2006.
Our primary sources of liquidity are cash generated by operations and borrowings under our revolving credit agreement. Our revolving credit agreement consists of a $1.0 billion multi-currency revolving credit commitment, that extends through July 21, 2010. We may also request an additional $150 million in revolving credit commitments, subject to approval from our lenders. As of December 31, 2005, there was $515.9 million of availability under our revolving credit agreement. Furthermore, as of December 31, 2005, we also had $200.0 million of 6 5/8% Senior Subordinated Notes outstanding. At December 31, 2005, we were in compliance with all of our debt covenants.
Prior to September 2005, we had not paid dividends on our common shares. Based on the levels of cash flow generated by our business in recent years and our improving financial condition, in June 2005, we announced that Scotts Miracle-Gro’s Board of Directors approved an annual dividend of 50-cents per share to be paid at 12.5 cents each quarter beginning in the fourth quarter of fiscal 2005. Our first and second quarterly dividends were paid on September 1, 2005 and December 1, 2005.
On January 26, 2006, we announced that the Board of Directors of Scotts Miracle-Gro approved the fiscal 2006 second quarter dividend of 12.5 cents per share, payable February 23, 2006 to shareholders of record February 9, 2006. On October 27, 2005, we announced that Scotts Miracle-Gro’s Board of Directors had approved a $500.0 million share repurchase program. This repurchase program is authorized for five years and we currently anticipate allocating approximately $100.0 million per year on the program. Through December 31, 2005, we expended $1.2 million under this program. As of February 3, 2006, a total of 371,200 shares with a cost of $17.5 million had been repurchased under this program. We did not repurchase any shares in fiscal 2005.

All of our off-balance sheet financing is in the form of operating leases that are disclosed in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
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
In our opinion, cash flows from operations and capital resources will be sufficient to meet debt service and working capital needs during fiscal 2006 and thereafter for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control.
ENVIRONMENTAL MATTERS
We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking action aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial position. However, there can be no assurance that the resolution of these matters will not materially affect future quarterly or annual results of operations, financial position and cash flows. Additional information on environmental matters affecting us is provided in the fiscal 2005 Annual Report on Form 10-K under the “ITEM 1. BUSINESS — ENVIRONMENTAL AND REGULATORY CONSIDERATIONS” and “ITEM 3. LEGAL PROCEEDINGS” sections.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preceding discussion and analysis of the consolidated results of operations and financial position should be read in conjunction with our Condensed, Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. Our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 includes additional information about the Company, our operations, our financial position, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks have not changed significantly from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
ITEM 4. CONTROLS AND PROCEDURES
With the participation of the Company’s principal executive officer and principal financial officer, the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that:
(A)	information required to be disclosed by the Company in this Quarterly Report on Form 10-Q and the other reports that the Company files or submits under the Exchange Act would be accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure,

(B)	information required to be disclosed by the Company in this Quarterly Report on Form 10-Q and the other reports that the Company files or submits under the Exchange Act would be recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and

(C)	the Company’s disclosure controls and procedures are effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, particularly during the period in which the Company’s periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.
In addition, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Pending material legal proceedings have not changed significantly from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
ITEM IA. RISK FACTORS
Cautionary Statement on forward-looking Statements
We have made and will make “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Quarterly Report on Form 10-Q and in other contexts relating to future growth and profitability targets and strategies designed to increase total shareholder value. Forward-looking statements also include, but are not limited to, information regarding our future economic and financial condition, the plans and objectives of our management and our assumptions regarding our performance and these plans and objectives.
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
Some forward-looking statements that we make in this Quarterly Report on Form 10-Q and in other contexts represent challenging goals for the Company, and the achievement of these goals is subject to a variety of risks and assumptions and numerous factors beyond our control. Important factors that could cause actual results to differ materially from the forward-looking statements we make are included in Part I, Item IA Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by those cautionary statements.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c)	Issuer Purchases of Equity Securities
The following table shows the purchases made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, for each of the three months in the quarter ended December 31, 2005:

	Total Number of	Average Price	Total Number of Shares Purchased as Part	Approximate Dollar Value of Shares that May
Period	Shares Purchased	Paid Per Share	of Publicly Announced Plans or Programs[1]	Yet Be Purchased Under the Plans or Program(s)
October 1 through 31, 2005	0	—	0	$100,000,000
November 1 through 30, 2005	0	—	0	100,000,000
December 1 through 31, 2005	25,600	$47.22	25,600	98,791,202
Total	25,600	$47.22	25,600	98,791,202

1	The Company repurchases its common shares under a share repurchase program that was approved by the Board of Directors and publicly announced on October 27, 2005 (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to purchase $100 million of the Company’s common shares through September 30, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders of Scotts Miracle-Gro (the “Annual Meeting”) was held in Marysville, Ohio on January 26, 2006.
The result of the vote of the shareholders in the election of three directors, for terms of three years each, is as follows:

		VOTES
NOMINEE	VOTES FOR	WITHHELD
Arnold W. Donald	62,418,062	1,898,577
Mindy F. Grossman	63,977,362	339,277
Gordon F. Brunner	63,803,089	513,550
Each of the nominees was elected. The other directors whose terms of office continue after the Annual Meeting are Mark R. Baker, Joseph P. Flannery, James Hagedorn, Katherine Hagedorn Littlefield, Karen G. Mills, Patrick J. Norton and Stephanie M. Shern.
The amendment and restatement of The Scotts Miracle-Gro Company Discounted Stock Purchase Plan was approved. The result of the vote was:

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
58,741,480	435,901	187,384	4,951,874
The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan was approved. The result of the vote was:

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
46,529,593	12,671,983	163,189	4,951,875
The Scotts Company LLC Executive/Management Incentive Plan was approved. The result of the vote was:

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
55,817,451	3,388,612	158,701	4,951,875
The proposal submitted by Mr. John C. Harrington to declassify the Company’s Board of Directors was not approved. The result of the vote was:

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
26,968,697	31,968,320	427,747	4,951,875
ITEM 5. OTHER INFORMATION
     (a) On February 9, 2006, the Company and The Scotts Company LLC entered into a Third Amendment to Employment Agreement and Covenant Not to Compete with Robert F. Bernstock, effective as of October 1, 2005 (the “Bernstock Third Amendment”). The following description of the Bernstock Third Amendment is qualified in its entirety by reference to the actual terms of the Bernstock Third Amendment, which is filed with this Quarterly Report on Form 10-Q as Exhibit 10(c). The Bernstock Third Amendment amends the terms of Mr. Bernstock’s Employment Agreement and Covenant Not to Compete effective as of October 1, 2004 (the “Employment Agreement”) to (a) amend his title and duties to President and Chief Operating Officer of The Scotts Company LLC effective October 1, 2005 and President of the Company effective December 9, 2005; (b) clarify that during the term of his Employment Agreement, a change in Mr. Bernstock’s assignments or duties will not constitute “Constructive Termination”, as defined in Paragraph 2(c) of his Employment Agreement, if, in any given fiscal year, Mr. Bernstock does not lose supervision or reporting relationships over business functions or segments that have generated $100 million or more of revenue in the prior fiscal year, or which constitute a core business function of the Company; (c) increase Mr. Bernstock’s base annual salary to $660,000; (d) amend Mr. Bernstock’s benefit plan participation to provide that Mr. Bernstock: (i) will be entitled to participate in all of the Company’s and Scotts LLC’s benefit programs for senior management executives; (ii) will receive holidays and sick leave in accordance with the Company’s policies for senior executive officers; (iii) will receive an automobile allowance of no more than $2,000 annually; and (iv) for himself and, in some circumstances, members of his immediate family will receive use of one or more Company-owned or leased and Company operated aircraft in accordance with the Company’s standard executive flight and travel policies, in any event not to exceed more than thirty hours of personal use per year; and (e) provided he completes at least six years of full-time continuous employment with the Company, the Company will extend active employee health care benefits required to be available to Mr. Bernstock for a limited period (“COBRA Coverage”) under Part Six of Title One of ERISA, until Mr. Bernstock attains the age of sixty-five years (or, in the event of Mr. Bernstock’s death, would have attained the age of sixty-five years) or becomes entitled to benefits under the Federal “Medicare Part A” program, whichever shall first occur. The Bernstock Third Amendment also amended the Employment Agreement to specifically provide that the Employment Agreement will be administered in a manner reasonably expected to avoid any penalties under Section 409A of the Internal Revenue Code of 1986, as amended.
On October 12, 2005, the Compensation and Organization Committee of the Company approved the award of nonqualified stock options (“NSOs”) to purchase 16,900 common shares (33,800 common shares as adjusted for the 2-for-1 stock split distributed on November 9, 2005) to Mr. Robert F. Bernstock, which award was evidenced by the Company’s specimen form of award agreement for awards granted to employees under the Company’s 2003 Stock Option and Incentive Equity Plan. The following description of the award agreement is qualified in its entirety by reference to the actual terms of the award agreement, which is filed with this Quarterly Report on Form 10-Q as Exhibit 10(d). Each NSO represents the right to purchase one common share of the Company. The exercise price for each common share purchased is $42.50 (as adjusted for the 2-for-1 stock split distributed on November 9, 2005). The NSOs will vest on October 12, 2008 and expire on October 12, 2015.
Also on October 12, 2005, the Compensation and Organization Committee of the Company approved the award of 3,200 shares of Restricted Stock (6,400 shares of Restricted Stock as adjusted for the 2-for-1 stock split on November 9, 2005) to Mr. Bernstock which award was evidenced by the Company’s specimen form of award agreement for awards granted to employees under the Company’s 2003 Stock Option and Incentive Equity Plan. The following description of the award agreement is qualified in its entirety by reference to the actual terms of the award agreement, which is filed with this Quarterly Report on Form 10-Q as Exhibit 10(e). Each restricted share represents a contingent right to receive one common share of the Company. The shares of Restricted Stock will mature into an equal number of common shares of the Company if Mr. Bernstock is actively employed by the Company on October 12, 2008. Mr. Bernstock will have the right to vote the common shares underlying the Restricted Stock. However, the Company will defer distribution of any dividends that are declared on the common shares underlying the shares of Restricted Stock until such time as the restriction is satisfied.

On February 9, 2006, the Company and Mr. Bernstock entered into amendments (the “Award Amendments”) to the award agreements evidencing the October 12, 2005 grants of NSOs covering 33,800 common shares (as adjusted) and 6,400 shares of Restricted Stock (as adjusted) to Mr. Bernstock. The following description of the Award Amendments is qualified in its entirety by reference to the actual terms of the Award Amendments, which are filed respectively with this Quarterly Report on Form 10-Q as Exhibits 10(f) and 10(g). These Award Amendments serve to make the general terms and conditions specified in the award agreements consistent with the termination provisions included in Mr. Bernstock’s Employment Agreement, as amended. Each Award Amendment provides that: (a) if Mr. Bernstock’s employment is terminated for cause, other than due to “Constructive Termination” as defined in Mr. Bernstock’s Employment Agreement, the award may expire earlier than its expiration date as provided in the Company’s 2003 Stock Option and Incentive Equity Plan based on those events; (b) Mr. Bernstock’s NSO and Restricted Stock awards are noncancellable, unless Mr. Bernstock consents in writing; and (c) the Company may amend or terminate the 2003 Stock Option and Incentive Equity Plan at any time, but may not cancel or terminate Mr. Bernstock’s award without his written consent. Mr. Bernstock’s awards will vest, become exercisable, or mature, as applicable, in the event of his termination of employment by the Company for any reason other than for “Cause”, or a resignation following “Constructive Termination,” in each case as such terms are defined in the Employment Agreement.
As previously reported in the Company’s Current Report on Form 8-K filed on December 14, 2005, on December 9, 2005, the Compensation and Organization Committee of the Company awarded 10,000 performance shares to Robert F. Bernstock. A copy of The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors evidencing this award is filed with this Quarterly Report on Form 10-Q as Exhibit 10(a).
The Company is filing with this Current Report on Form 8-K the specimen forms of the Award Agreements to be used to evidence the following types of awards to be granted under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan: (a) time-based incentive stock options for employees; (b) time-based nonqualified stock options for employees; (c) time-based restricted stock for employees; (d) time-based/cash-settled stock appreciation rights for employees; (e) time-based/stock-settled stock appreciation rights for employees; (f) time-based restricted stock units for employees; and (g) performance shares for employees. These specimen forms of Award Agreement are filed with this Quarterly Report on Form 10-Q as Exhibit 10(b).
ITEM 6. EXHIBITS
See Index to Exhibits at page 33 for a list of the exhibits included herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

/s/ CHRISTOPHER L. NAGEL

Christopher L. Nagel
Date: February 9, 2006
Executive Vice President and Chief Financial Officer,
(Principal Financial and Principal Accounting Officer) (Duly Authorized Officer)

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2005
INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION
10(a)	The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors, effective as of December 9, 2005, between The Scotts Miracle-Gro Company and Robert F. Bernstock, in respect of grant of 10,000 Performance Shares.	*

10(b)	Specimen form of Award Agreement to evidence Time-Based Nonqualified Stock Options for Employees under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan.	*

10(c)	Third Amendment to Employment Agreement and Covenant Not to Compete, executed February 9, 2006 to be effective as of October 1, 2005, between The Scotts Miracle-Gro Company, The Scotts Company LLC and Robert F. Bernstock.	*

10(d)	The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors, effective as of October 12, 2005, between The Scotts Miracle-Gro Company and Robert F. Bernstock, in respect of grant of Nonqualified Stock Options to purchase 16,900 common shares (33,800 common shares as adjusted for 2-for-1 Stock Split distributed on November 9, 2005).	*

10(e)	The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors, effective as of October 12, 2005, between The Scotts Miracle-Gro Company and Robert F. Bernstock, in respect of grant of 3,200 shares of Restricted Stock (6,400 as adjusted for 2-for-1 Stock Split distributed on November 9, 2005).	*

10(f)	Amendment to The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors, dated February 9, 2006, between The Scotts Miracle-Gro Company and Robert F. Bernstock in respect of grant of Nonqualified Stock Options to purchase 33,800 common shares (as adjusted).	*

10(g)	Amendment to The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors, dated February 9, 2006 between The Scotts Miracle-Gro Company and Robert F. Bernstock, in respect of grant of 6,400 shares Restricted Stock (as adjusted).	*

31(a)	Rule 13a-14(a)/15-14(a) Certification (Principal Executive Officer)	*

31(b)	Rule 13a-14(a)/15-14(a) Certification (Principal Financial Officer)	*

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	*

*	Filed herewith