Form 10-Q
period 2006-04-01
SCOTTS MIRACLE-GRO CO
filed 2006-05-11
CIK 825542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___ TO ___
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
The number of Common Shares, without par value, of the registrant outstanding as of May 4, 2006 was 67,314,532.

THE SCOTTS MIRACLE-GRO COMPANY AND SUBSIDIARIES
INDEX

		PAGE NO.
PART I. FINANCIAL INFORMATION:
Item 1.	Financial Statements
	Condensed, Consolidated Statements of Operations — Three and six months ended April 1, 2006 and April 2, 2005	3
	Condensed, Consolidated Statements of Cash Flows — Six months ended April 1, 2006 and April 2, 2005	4
	Condensed, Consolidated Balance Sheets — April 1, 2006, April 2, 2005 and September 30, 2005	5
	Notes to Condensed, Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4.	Controls and Procedures	31
PART II. OTHER INFORMATION:
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 5.	Other Information	33
Item 6.	Exhibits	33
Signatures		34
Index to Exhibits		35
EX-4(A)
EX-4(B)
EX-4(C)
EX-4(D)
EX-4(E)
EX-4.F
EX-4.G
EX-4.H
EX-4.I
EX-31(A)
EX-31(B)
EX-32

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 1,	APRIL 2,	APRIL 1,	APRIL 2,
	2006	2005	2006	2005
Net sales	$907.5	$813.4	$1,157.0	$1,059.9
Cost of sales	561.0	485.8	757.0	671.2
Cost of sales – restructuring and other	0.1	—	0.1	—

Gross profit	346.4	327.6	399.9	388.7
Operating expenses:
Selling, general and administrative	183.2	178.4	309.2	308.0
Impairment, restructuring and other charges	1.0	1.0	6.7	23.2
Other (income) expense, net	(0.8)	1.0	(2.4)	0.8

Income from operations	163.0	147.2	86.4	56.7
Interest expense	12.5	12.9	19.6	23.3

Income before income taxes	150.5	134.3	66.8	33.4
Income taxes	55.7	51.0	24.7	12.7

Income from continuing operations	94.8	83.3	42.1	20.7
Loss from discontinued operations	—	(0.1)	—	(0.3)

Net income	$94.8	$83.2	$42.1	$20.4

BASIC INCOME PER COMMON SHARE:
Weighted-average common shares outstanding during the period	67.5	66.6	67.9	66.2

Basic income per common share:
Income from continuing operations	$1.40	$1.25	$0.62	$0.31
Loss from discontinued operations	—	—	—	—

Net income	$1.40	$1.25	$0.62	$0.31

DILUTED INCOME PER COMMON SHARE:
Weighted-average common shares outstanding during the period	69.6	68.2	70.0	68.0

Diluted income per common share:
Income from continuing operations	$1.36	$1.22	$0.60	$0.30
Loss from discontinued operations	—	—	—	—

Net income	$1.36	$1.22	$0.60	$0.30

Dividends declared per common share	$0.125	$—	$0.250	$—

See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	SIX MONTHS ENDED
	APRIL 1,	APRIL 2,
	2006	2005
OPERATING ACTIVITIES
Net income	$42.1	$20.4
Adjustments to reconcile net income to net cash used in operating activities:
Impairment of intangible assets	1.0	22.0
Stock-based compensation expense	8.7	4.6
Depreciation	25.1	24.7
Amortization	7.3	7.1
Deferred taxes	—	2.4
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(581.3)	(493.9)
Inventories	(200.1)	(170.7)
Prepaid and other current assets	(11.2)	(12.8)
Accounts payable	110.1	125.9
Accrued taxes and liabilities	18.7	46.8
Restructuring reserves	7.4	(1.0)
Other non-current items	10.9	8.0
Other, net	2.6	0.5

Net cash used in operating activities	(558.7)	(416.0)

INVESTING ACTIVITIES
Redemption of available for sale securities	—	57.2
Investment in property, plant and equipment	(26.6)	(11.6)
Investment in acquired businesses, net of cash acquired	(102.0)	(76.6)

Net cash used in investing activities	(128.6)	(31.0)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	691.4	408.5
Repayments under revolving and bank lines of credit	(4.9)	(35.3)
Repayments of term loans	—	(2.0)
Dividends paid	(16.8)	—
Purchase of common shares	(45.9)	—
Financing fees, net	—	(0.5)
Payments on seller notes	(3.1)	(5.5)
Cash received from the exercise of stock options	14.2	15.7

Net cash provided by financing activities	634.9	380.9

Effect of exchange rate changes on cash	(0.5)	(14.9)

Net decrease in cash	(52.9)	(81.0)
Cash and cash equivalents at beginning of period	80.2	115.6

Cash and cash equivalents at end of period	$27.3	$34.6

Supplemental cash flow information
Interest paid, net of interest capitalized	15.7	21.1
Income taxes (received) paid	(16.4)	2.3
See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	UNAUDITED
	APRIL 1,	APRIL 2,	SEPTEMBER 30,
	2006	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$27.3	$34.6	$80.2
Accounts receivable, less allowances of $13.5, $22.5 and $11.4, respectively	915.8	798.2	323.3
Inventories, net	537.9	486.1	324.9
Prepaid and other assets	70.8	83.2	59.4

Total current assets	1,551.8	1,402.1	787.8

Property, plant and equipment, net of accumulated depreciation of $349.8, $346.7 and $322.4, respectively	359.8	335.7	337.0
Goodwill	457.3	428.5	432.9
Intangible assets, net	470.0	459.4	439.5
Other assets	20.5	21.0	21.7

Total assets	$2,859.4	$2,646.7	$2,018.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$11.5	$24.5	$11.1
Accounts payable	266.6	270.9	151.7
Accrued liabilities	310.7	302.7	314.7
Accrued taxes	43.6	37.0	8.7

Total current liabilities	632.4	635.1	486.2

Long-term debt	1,064.0	967.8	382.4
Other liabilities	133.5	125.3	124.1

Total liabilities	1,829.9	1,728.2	992.7

Commitments and contingencies (notes 3 and 8)

Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share, 67.5, 66.6 and 67.8 shares issued, respectively	501.4	452.8	491.3
Retained earnings	616.9	520.0	591.5
Treasury shares, at cost; 0.7 shares	(33.0)	—	—
Accumulated other comprehensive loss	(55.8)	(54.3)	(56.6)

Total shareholders’ equity	1,029.5	918.5	1,026.2

Total liabilities and shareholders’ equity	$2,859.4	$2,646.7	$2,018.9

See notes to condensed, consolidated financial statements

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS
The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) and its subsidiaries (collectively, the “Company”) are engaged in the manufacture, marketing and sale of lawn and garden care products. The Company’s major customers include home improvement centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, commercial nurseries and greenhouses, and specialty crop growers. The Company’s products are sold primarily in North America and the European Union. We also operate the Scotts LawnService® business which provides lawn and tree and shrub fertilization, insect control and other related services in the United States and Smith & Hawken®, a leading brand in the outdoor living and gardening lifestyle category. Effective November 18, 2005, we entered the North America wild bird food category with the acquisition of Gutwein & Co. Inc. (“Gutwein”).
Due to the nature of our lawn and garden business, the majority of our shipments to retailers occur in the second and third fiscal quarters. On a combined basis, net sales for the second and third fiscal quarters generally represent 70% to 75% of our annual net sales. As a result of the seasonal nature of our business, results for the first six months of our fiscal year are not indicative of the full year.
ORGANIZATION AND BASIS OF PRESENTATION
The Company’s condensed, consolidated financial statements are unaudited; however, in the opinion of management, these condensed, consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America. The condensed, consolidated financial statements include the accounts of Scotts Miracle-Gro and all wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s criteria for consolidating entities is based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. Interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the financial statements and accompanying notes in Scotts Miracle-Gro’s fiscal 2005 Annual Report on Form 10-K.
STOCK SPLIT
On November 9, 2005, the Company executed a 2-for-1 stock split to shareholders of record on November 2, 2005. All share and per share information included in these condensed, consolidated financial statements and notes thereto have been adjusted to reflect this stock split for all periods presented.
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
Scotts LawnService® promotes its service offerings primarily through direct response mail campaigns. External costs associated with these campaigns that qualify as direct response advertising costs are deferred and recognized as advertising expense in proportion to revenues over a period not beyond the end of the subsequent calendar year. The costs deferred at April 1, 2006, April 2, 2005 and September 30, 2005 were $5.6 million, $2.2 million and $2.4 million, respectively.
STOCK-BASED COMPENSATION AWARDS
Beginning in fiscal 2003, the Company began expensing prospective grants of employee stock-based compensation awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” The Company adopted SFAS 123(R), “Share-Based Payment” effective October 1, 2005, following the modified prospective application approach. The Company was already in substantial compliance with SFAS 123(R) at the adoption date as the standard closely parallels SFAS 123. The adoption of SFAS 123(R) did not have a significant effect on the Company’s results of operations for the three or six-month periods ended April 1, 2006.
The Company grants share-based awards annually to officers, other key employees, and non-employee directors. Historically, these awards primarily included stock options with exercise prices equal to the market price of the underlying common shares on the date of grant with a term of 10 years. The Company also has issued stock appreciation rights (“SARs”) awards with a stated price determined by the closing price of the Company’s common shares on the date of the grant. Stock appreciation rights result in less dilution than option awards as the SAR holder receives a net share settlement upon exercise. In recent years, the Company also has begun to grant awards of restricted stock. These share-based awards had been made under plans approved by the shareholders in 1992, 1996, and 2003. Generally, in respect of grants to employees, a three-year cliff vesting schedule is used for all share-based awards unless decided otherwise by the Compensation and Organization Committee of the Board of Directors. Grants to non-employee directors typically vest in one year or less. The Company has traditionally used newly issued shares to satisfy the exercise of stock options. Beginning in fiscal 2006, the Company has used treasury shares, as available, to satisfy the exercise of stock options.
On January 26, 2006, the shareholders of the Company approved the 2006 Long-Term Incentive Plan, providing for the availability of an additional 4.9 million common shares of the Company for grants under the terms of the plan. As of April 1, 2006, the Company had approximately 5.0 million common shares not subject to outstanding awards and available to support the grant of new share-based awards.
The following is a recap of the share-based awards granted over the periods indicated:

	SIX MONTHS ENDED
	APRIL 1, 2006	APRIL 2, 2005
Key employees
Options	763,400	927,600
Performance shares	30,000	—
Restricted stock	159,800	101,000
Board of Directors — Options	126,000	147,000

Total share-based awards	1,079,200	1,175,600

Aggregate fair value at grant dates (in millions)	$19.0	$14.7

Total share-based compensation and the tax benefit recognized on the compensation expense was as follows for the periods indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 1, 2006	APRIL 2, 2005	APRIL 1, 2006	APRIL 2, 2005
	(IN MILLIONS)		(IN MILLIONS)
Share-based compensation	$4.4	$2.3	$8.7	$4.6
Tax benefit recognized	1.6	0.9	3.2	1.7
Stock Options/SARs
Aggregate option and stock appreciation right award activity consists of the following (options/SARs in millions):

		Weighted Average	Weighted Average
	No. of Options	Exercise Price	Remaining	Aggregate
	/ SARs	Per Share	Contractual Term	Intrinsic Value
			(IN MILLIONS)
Balance, September 30, 2005	6.4	$23.09
Granted	0.9	43.74
Exercised	(0.7)	20.59
Forfeited	(0.1)	31.83

Balance, April 1, 2006	6.5	26.06	6.2 years	$128.1

Exercisable, April 1, 2006	3.8	19.59	4.5 years	99.4
The fair value of each award granted has been estimated on the grant date using a binomial model using the assumptions noted in the following table. Expected volatility is based on implied volatilities from traded options on the Company’s common shares and historical volatility of the Company’s stock. Historical data, including demographic factors impacting historical exercise behavior, is used to estimate option exercise and employee termination within the valuation model. The expected life shown below is used for purposes of calculating expected volatility while the risk neutral expected life that is an output of the model of 6.26 years represents the expected option holding period. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average assumptions for awards granted for the six-month periods ended April 1, 2006 and April 2, 2005 are as follows:

	SIX MONTHS ENDED
	APRIL 1, 2006	APRIL 2, 2005
Market price volatility	23.0%	23.9%
Risk-free interest rates	4.4%	3.7%
Expected dividend yield	1.2%	—
Expected life of options/SARs in years	6.19	6.15
Weighted-average grant-date fair value per share	$12.09	$10.57
Restricted Stock
Aggregate restricted stock award activity is as follows:

		Weighted
		Average Grant-
	No. of Shares	Date Fair Value Per Share
Nonvested balance at September 30, 2005	114,400	$32.07
Granted (including 30,000 performance shares)	189,800	43.47
Vested	(12,000)	40.27
Forfeited	(2,400)	42.51

Non-vested balance at April 1, 2006	289,800	39.11

As of April 1, 2006, there was $20.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements; that cost is expected to be recognized over a weighted-average period of 2.9 years. Unearned compensation is amortized over the vesting period for the particular grant and is recognized as a component of “Selling, general and administrative” expense within the Condensed, Consolidated Statements of Operations.

The total intrinsic value of stock options exercised was $17.6 million and the total fair value of restricted stock vested was $0.5 million during the six months ended April 1, 2006.
Cash received from option exercises under all share-based payment arrangements for the six months ended April 1, 2006 was $14.2 million. The tax benefit realized for the tax deductions from option exercises under the share-based payment arrangements totaled $6.9 million for the six months ended April 1, 2006.
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
The Company performed its annual impairment analysis during the first quarter of fiscal 2006 and recorded a $1.0 million charge. A fiscal 2005 impairment charge of $22.0 million was for the U.K. consumer business, reflecting a reduction in the value of the business resulting primarily from the decline in the profitability of its growing media business and unfavorable category mix trends.
EARNINGS PER COMMON SHARE
The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 0.1 million and 0.8 million shares of common shares were outstanding at April 1, 2006 and April 2, 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the underlying common shares and, therefore, the impact would be antidilutive.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 1, 2006	APRIL 2, 2005	APRIL 1, 2006	APRIL 2, 2005
	(IN MILLIONS, EXCEPT PER SHARE DATA)
Determination of common shares:
Average common shares outstanding	67.5	66.6	67.9	66.2
Assumed conversion of dilutive stock options and awards	2.1	1.6	2.1	1.8

Diluted average common shares outstanding	69.6	68.2	70.0	68.0

Basic earnings per common share	$1.40	$1.25	$0.62	$0.31
Diluted earnings per common share	1.36	1.22	0.60	0.30
On October 27, 2005, we announced that Scotts Miracle-Gro’s Board of Directors had approved a $500.0 million share repurchase program. This repurchase program is authorized for five years and we currently anticipate allocating approximately $100.0 million per year on the program. Through April 1, 2006, we have reacquired 971,200 shares of our common stock to be held in treasury at an aggregate cost of $45.9 million. A total of 266,967 shares of our common stock held in treasury have been reissued to support the exercise of employee held stock options.
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
REVISIONS AND RECLASSIFICATIONS
Certain revisions and reclassifications have been made to prior years’ financial statements to conform to fiscal 2006 reclassifications.
Effective with our fiscal 2005 Form 10-K and 2005 Annual Report to Shareholders, we made changes to our Condensed, Consolidated

Statements of Operations that management believes improve the overall presentation. As such, the fiscal 2005 quarterly condensed, consolidated financial statements presented therein have been revised to reflect these changes. With respect to the Marketing Agreement with Monsanto, we have made two presentational changes. First, we have reclassified as net sales the amounts previously reported as net commission from the Marketing Agreement. Second, net sales and cost of sales have been adjusted to reflect certain reimbursements and costs associated with the Marketing Agreement on a gross basis that were previously reported on a net basis, with no effect on gross profit or net income. See further details regarding these matters in Note 3. Furthermore, we have simplified the presentation of Selling, General and Administrative (“SG&A”) expenses presented on the face of the Condensed, Consolidated Statement of Operations.
2. DETAIL OF INVENTORIES, NET
Inventories, net of provisions for slow moving and obsolete inventory of $17.0 million, $20.4 million, and $16.3 million, respectively, consisted of:

	APRIL 1,	APRIL 2,	SEPTEMBER 30,
	2006	2005	2005
		(IN MILLIONS)
Finished goods	$404.5	$371.0	$216.0
Work-in-process	32.4	30.4	31.4
Raw materials	101.0	84.7	77.5

	$537.9	$486.1	$324.9

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
The annual contribution payment as defined in the Marketing Agreement is $20.0 million; however, portions of the annual contribution payments for the first three years of the Marketing Agreement were deferred. Through July 2, 2005, the Company recognized a periodic charge associated with the annual contribution payments equal to the required payment for that period. The Company had not recognized a charge for the portions of the contribution payments that were deferred until the time those deferred amounts were due under the terms of the Marketing Agreement. Based on the then available facts and circumstances, the Company considered this method of accounting to be appropriate. Factors considered in this determination included the likely term of the Marketing Agreement, the Company’s ability to terminate the Marketing Agreement without paying the deferred amounts, the Company’s assessment that the Marketing Agreement could have been terminated at any balance sheet date without incurring significant economic consequences as a result of such action and the fact that a significant portion of the deferred amount could never have been paid, even if the Marketing Agreement were not terminated prior to 2018, unless significant earnings targets were exceeded.
During the quarter ended July 2, 2005, the Company updated its assessment of the amounts deferred and previously considered a contingent obligation under the Marketing Agreement. Based on the then recent strong performance and other economic developments surrounding the consumer Roundup® business, the Company concluded it probable that the deferred contribution payment that totaled $45.7 million as of July 2, 2005 would be paid. Since the recognition of this contingent obligation is for previously deferred contribution payments under the Marketing Agreement, the Company recorded this liability with a charge to net sales in the quarter ended July 2, 2005. This amount bore interest at 8% until it was paid in October 2005. The deferred contribution balance was recorded as a current liability at September 30, 2005.
Under the terms of the Marketing Agreement, the Company performs certain functions, primarily manufacturing conversion, selling and marketing support costs, on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred for these activities are charged to and reimbursed by Monsanto, for which the Company recognizes no gross profit or net income. Prior to the fourth quarter of fiscal 2005, these costs were recognized in the consolidated statements of operations on a net basis as a recovery of incurred costs. The Company records costs incurred under the Marketing Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in “Cost of sales” and the reimbursement of these costs in “Net sales,” with no effect on gross profit or net income. As disclosed in Note 22 — “Quarterly Consolidated Financial Information (Unaudited)” to the Consolidated Financial Statements included in the Company’s fiscal 2005 Annual Report on Form 10-K, net sales and cost of sales for the quarters in fiscal 2005 were revised to reflect this change. The related net sales and cost of sales were $10.0 million and $11.0 million for the three-month periods and $18.2 million and $20.7 million for the six-month periods ended April 1, 2006 and April 2, 2005, respectively.
Net sales also have been revised to reflect the net commission associated with the Marketing Agreement. Prior to the fourth quarter of fiscal 2005, the elements of net commission were reported as separate line items in the Condensed, Consolidated Statements of Operations. The following table displays elements of the Marketing Agreement included in “Net sales.”

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 1, 2006	APRIL 2, 2005	APRIL 1, 2006	APRIL 2, 2005
	(IN MILLIONS)		(IN MILLIONS)
Gross commission	$18.1	$22.2	$18.2	$22.2
Contribution expenses	(5.0)	(6.3)	(10.0)	(12.5)
Deferred contribution charge	—	—	—	—
Amortization of marketing fee	(0.2)	(0.8)	(0.4)	(1.7)

Net commission income	12.9	15.1	7.8	8.0
Reimbursements associated with Marketing Agreement	10.0	11.0	18.2	20.7

Total net sales associated with Marketing Agreement	$22.9	$26.1	$26.0	$28.7

4. IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES
FISCAL 2006 CHARGES
During the three and six month periods ended April 1, 2006, the Company recorded $1.1 million and $5.8 million, respectively, of restructuring and other charges relating to our profit improvement plan, consisting primarily of severance and related costs. In addition, an impairment charge of $1.0 million was recorded during the first quarter of fiscal 2006 for a tradename no longer in use in our United Kingdom business.
FISCAL 2005 CHARGES
During the three and six month periods ended April 2, 2005, the Company recorded $1.0 million and $1.2 million, respectively, of impairment, restructuring and other charges relating primarily to Smith & Hawken® integration related severance. An impairment charge of $22.0 million was recorded during the first quarter of fiscal 2005 related to tradenames within the United Kingdom consumer business.
The following is the detail of impairment, restructuring and other charges reported in the Condensed, Consolidated Statements of Operations:

	SIX MONTHS ENDED
	APRIL 1, 2006	APRIL 2, 2005
	(IN MILLIONS)
Restructuring and other charges:
Severance	$4.4	$1.1
Other related costs	1.4	0.1

	5.8	1.2
Impairment of other intangibles	1.0	22.0

	$6.8	$23.2

The following is a roll forward of the restructuring and other charges accrued:

	SIX MONTHS ENDED
	APRIL 1, 2006	APRIL 2, 2005
	(IN MILLIONS)
Amounts reserved for restructuring and other charges at beginning of fiscal year	$15.6	$5.3
Restructuring expense	5.8	1.2
Payments and other	(13.2)	(3.5)

Amounts reserved for restructuring and other charges and included in “accrued liabilities” at end of period	$8.2	$3.0

The restructuring activities to which these costs apply are expected to be largely completed in fiscal 2006.
5. LONG-TERM DEBT
The components of long-term debt as of April 1, 2006, April 2, 2005 and September 30, 2005 are as follows:

	APRIL 1,	APRIL 2,	SEPTEMBER 30,
	2006	2005	2005
	(IN MILLIONS)
New Credit Agreement:
Revolving loans	$849.9	$362.8	$166.2
Term loans	—	397.0	—
6 5/8% Senior Subordinated Notes	200.0	200.0	200.0
Notes due to sellers	5.6	8.8	8.1
Foreign bank borrowings and term loans	9.1	16.4	6.8
Other	10.9	7.3	12.4

	1,075.5	992.3	393.5
Less current portions	11.5	24.5	11.1

	$1,064.0	$967.8	$382.4

6. STATEMENT OF COMPREHENSIVE INCOME
The components of other comprehensive income and total comprehensive income for the three and six month periods ended April 1, 2006 and April 2, 2005, are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 1,	APRIL 2,	APRIL 1,	APRIL 2,
	2006	2005	2006	2005
	(IN MILLIONS)		(IN MILLIONS)
Net income	$94.8	$83.2	$42.1	$20.4
Other comprehensive income:
Change in valuation of derivative instruments	0.4	1.5	0.2	2.3
Foreign currency translation adjustments	0.1	0.3	0.6	1.2

Comprehensive income	$95.3	$85.0	$42.9	$23.9

7. RETIREMENT AND RETIREE MEDICAL PLANS COST INFORMATION
The following summarizes the net periodic benefit cost for the various retirement and retiree medical plans sponsored by the Company:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 1,	APRIL 2,	APRIL 1,	APRIL 2,
	2006	2005	2006	2005
	(IN MILLIONS)		(IN MILLIONS)
Frozen defined benefit plans	$0.5	$0.4	$0.9	$1.2
International benefit plans	2.3	1.6	4.2	3.1
Retiree medical plan	0.8	0.8	1.6	1.6

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
At April 1, 2006, $3.3 million was accrued for environmental and regulatory matters, primarily related to the Marysville facility. Most of the accrued costs are expected to be paid in fiscal 2006 and 2007; however, payments could be made for a period thereafter. While the amounts accrued are believed to be adequate to cover known environmental exposures based on current facts and estimates of likely outcome, the adequacy of these accruals is based on several significant assumptions:
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
U.S. Horticultural Supply, Inc. (F/K/A E.C. Geiger, Inc.)
On November 5, 2004, U.S. Horticultural Supply, Inc. (“Geiger”) filed suit against the Company in the U.S. District Court for the Eastern District of Pennsylvania. This complaint alleges that the Company conspired with another distributor, Griffin Greenhouse Supplies, Inc., to restrain trade in the horticultural products market, in violation of Sections 1 and 57 of the Sherman Antitrust Act. Geiger has not specified the amount of monetary damages it is seeking. A motion to dismiss the complaint has been filed and is pending.
The Company intends to vigorously defend against Geiger’s claims. The Company believes that Geiger’s claims are without merit and that the likelihood of an unfavorable outcome is remote. Therefore, no accrual has been established related to this matter. However, the Company cannot predict the ultimate outcome with certainty. If the above action is determined adversely to the Company, the result could have a material adverse effect on the Company’s results of operations, financial position and cash flows. Because Geiger has not specified an amount of monetary damages in the case (which may be trebled under the anti-trust statutes) and discovery has not yet commenced, any potential exposure that the Company may face cannot be reasonably estimated at this time.
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
The Company has pursued and continues to pursue insurance coverage for a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on the Company’s historic use of vermiculite in certain of its products. We recovered a substantial portion of our past defense costs from one carrier during the second quarter of fiscal 2006 and that carrier has agreed to cover most of our defense costs in the future, subject to policy limits. Approximately $9.1 million has been recorded during the second quarter of fiscal 2006 and has been included in the “Selling, general and administrative” line of the Condensed, Consolidated Statement of Operations. The carrier also agreed to cover a portion of our future costs. We continue to pursue coverage from other carriers, although there can be no assurance as to the results of these efforts.
The Company is involved in other lawsuits and claims which arise in the normal course of business. These claims individually and in the aggregate are not expected to result in a material adverse effect on the Company’s results of operations, financial position or cash flows.
9. ACQUISITIONS
Effective October 3, 2005, the Company acquired all the outstanding shares of Rod McLellan Company for approximately $21.0 million in cash. Rod McLellan Company, a provider of soil and landscape products in the western U.S., operates three soil-manufacturing facilities in California and Oregon with approximately 100 employees. This business will be strategically integrated into our existing growing media business.
Effective November 18, 2005, the Company acquired all the outstanding shares of Gutwein, for approximately $77.0 million in cash. Gutwein’s annual revenues approximate $85.0 million in the growing wild bird food category. Gutwein’s Morning Song® products are sold at leading mass retailers, grocery, pet and general merchandise stores. Gutwein has 140 employees and operates five production facilities. This is the Company’s first acquisition in this category, offering the opportunity to expand our share of the outdoor living market.
Preliminary purchase accounting allocations have been recorded for both Rod McLellan Company and Gutwein, including the allocation of the purchase price to assets acquired and liabilities assumed, based on their estimated fair values at the date of acquisitions. The Company expects to finalize purchase accounting for the acquisitions prior to the end of fiscal 2006.
On a pro forma basis, net sales for the three and six months ended April 2, 2005 would have been $841.9 million and $1,107.5 million, respectively (an increase of $28.5 million and $47.6 million, respectively) had the acquisitions of Rod McLellan Company and Gutwein occurred as of October 1, 2004. The pro forma reported net income would have increased by $2.2 million or 3 cents per diluted common share for both the three and six months ended April 2, 2005.
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

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	APRIL 1,	APRIL 2,	APRIL 1,	APRIL 2,
	2006	2005	2006	2005
	(IN MILLIONS)		(IN MILLIONS)
Net sales:
North America	$700.5	$602.8	$826.2	$718.0
Scotts LawnService®	29.8	21.6	53.4	42.5
International	150.2	164.7	208.5	234.2
Corporate & Other	27.0	24.3	68.9	65.2

	$907.5	$813.4	$1,157.0	$1,059.9

Operating income (loss):
North America	$175.3	$166.1	$143.9	$136.8
Scotts LawnService®	(13.6)	(12.2)	(24.9)	(20.5)
International	24.6	30.5	19.4	24.6
Corporate & Other	(18.4)	(32.6)	(37.9)	(53.9)

Segment total	167.9	151.8	100.5	87.0
Roundup® amortization	(0.2)	(0.8)	(0.4)	(1.7)
Amortization	(3.6)	(2.8)	(6.9)	(5.4)
Impairment of intangibles	—	—	(1.0)	(22.0)
Restructuring	(1.1)	(1.0)	(5.8)	(1.2)

	$163.0	$147.2	$86.4	$56.7

	APRIL 1,	APRIL 2,	SEPTEMBER 30,
	2006	2005	2005
		(IN MILLIONS)
Total assets:
North America	$1,894.8	$1,636.1	$1,219.3
Scotts LawnService®	150.7	136.1	146.7
International	609.8	665.1	463.1
Corporate & Other	204.1	209.4	189.8

	$2,859.4	$2,646.7	$2,018.9

Segment operating income or loss represents earnings before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. Accordingly, the Corporate & Other operating loss for the three and six month periods ended April 1, 2006 and April 2, 2005 includes unallocated corporate general and administrative expenses, and certain other income/expense items not allocated to the business segments.
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
The following unaudited information presents condensed, consolidating statements of operations and statements of cash flows for the three and six month periods ended April 1, 2006 and April 2, 2005 and condensed, consolidating balance sheets as of April 1, 2006, April 2, 2005, and September 30, 2005.

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 1, 2006
(IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
Net sales	$—	$719.5	$188.0	$—	$907.5
Cost of sales	—	443.5	117.5	—	561.0
Cost of sales – restructuring and other	—	—	0.1	—	0.1

Gross profit	—	276.0	70.4	—	346.4
Operating expenses:
Selling, general and administrative	—	144.7	38.5	—	183.2
Impairment, restructuring and other charges	—	(0.2)	1.2	—	1.0
Equity income in subsidiaries	(98.1)	—	—	98.1	—
Intracompany allocations	—	(6.7)	6.7	—	—
Other income, net	—	(0.6)	(0.2)	—	(0.8)

Income from operations	98.1	138.8	24.2	(98.1)	163.0
Interest expense	3.3	5.0	4.2	—	12.5

Income before income taxes	94.8	133.8	20.0	(98.1)	150.5
Income taxes	—	43.9	11.8	—	55.7

Net income	$94.8	$89.9	$8.2	$(98.1)	$94.8

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED APRIL 1, 2006
(IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
Net sales	$—	$898.4	$258.6	$—	$1,157.0
Cost of sales	—	591.4	165.6	—	757.0
Cost of sales – restructuring and other	—	—	0.1	—	0.1

Gross profit	—	307.0	92.9	—	399.9
Operating expenses:
Selling, general and administrative	—	242.6	66.6	—	309.2
Impairment, restructuring and other charges	—	4.3	2.4	—	6.7
Equity income in subsidiaries	(48.7)	—	—	48.7	—
Intracompany allocations	—	(8.4)	8.4	—	—
Other income, net	—	(1.9)	(0.5)	—	(2.4)

Income from operations	48.7	70.4	16.0	(48.7)	86.4
Interest expense	6.6	6.1	6.9	—	19.6

Income before income taxes	42.1	64.3	9.1	(48.7)	66.8
Income taxes	—	13.3	11.4	—	24.7

Net income	$42.1	$51.0	$(2.3)	$(48.7)	$42.1

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED APRIL 1, 2006
(IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES
Net income (loss)	$42.1	$51.0	$(2.3)	$(48.7)	$42.1
Adjustments to reconcile net income to net cash used in operating activities:
Impairment of intangible assets	—	—	1.0	—	1.0
Stock-based compensation expense	—	8.7	—	—	8.7
Depreciation	—	21.8	3.3	—	25.1
Amortization	—	3.7	3.6	—	7.3
Equity income in subsidiaries	(48.7)	—	—	48.7	—
Net change in certain components of working capital	1.4	(503.3)	(154.5)	—	(656.4)
Net changes in other assets and liabilities and other adjustments	—	6.8	6.7	—	13.5

Net cash used in operating activities	(5.2)	(411.3)	(142.2)	—	(558.7)

INVESTING ACTIVITIES
Investment in property, plant and equipment	—	(19.8)	(6.8)	—	(26.6)
Investment in acquired businesses, net of cash acquired	(98.0)	(4.0)	—	—	(102.0)

Net cash used in investing activities	(98.0)	(23.8)	(6.8)	—	(128.6)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	—	416.9	274.5	—	691.4
Repayments under revolving and bank lines of credit	—	(2.0)	(2.9)	—	(4.9)
Dividends paid	(16.8)	—	—	—	(16.8)
Purchase of common shares	(45.9)	—	—	—	(45.9)
Payments on seller notes	—	(3.1)	—	—	(3.1)
Cash received from the exercise of stock options	14.2	—	—	—	14.2
Intracompany financing	151.7	(8.7)	(143.0)	—	—

Net cash provided by financing activities	103.2	403.1	128.6	—	634.9

Effect of exchange rate changes on cash	—	—	(0.5)	—	(0.5)

Net decrease in cash	—	(32.0)	(20.9)	—	(52.9)
Cash and cash equivalents, beginning of period	—	42.5	37.7	—	80.2

Cash and cash equivalents, end of period	$—	$10.5	$16.8	$—	$27.3

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING BALANCE SHEET
AS OF APRIL 1, 2006
(IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED

ASSETS
Current assets:
Cash and cash equivalents	$—	$10.5	$16.8	$—	$27.3
Accounts receivable, net	—	657.7	258.1	—	915.8
Inventories, net	—	419.8	118.1	—	537.9
Prepaid and other assets	—	53.6	17.2	—	70.8

Total current assets	—	1,141.6	410.2	—	1,551.8
Property, plant and equipment, net	—	314.2	45.6	—	359.8
Goodwill	—	340.1	117.2	—	457.3
Intangible assets, net	—	349.0	121.0	—	470.0
Other assets	9.6	9.9	1.0	—	20.5
Investment in affiliates	930.2	—	—	(930.2)	—
Intracompany assets	291.2	—	—	(291.2)	—

Total assets	$1,231.0	$2,154.8	$695.0	$(1,221.4)	$2,859.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$2.3	$9.2	$—	$11.5
Accounts payable	—	197.6	69.0	—	266.6
Accrued liabilities	1.5	202.8	106.4	—	310.7
Accrued taxes	—	35.6	8.0	—	43.6

Total current liabilities	1.5	438.3	192.6	—	632.4
Long-term debt	200.0	431.0	433.0	—	1,064.0
Other liabilities	—	104.9	28.6	—	133.5
Intracompany liabilities	—	137.8	153.4	(291.2)	—

Total liabilities	201.5	1,112.0	807.6	(291.2)	1,829.9
Shareholders’ equity	1,029.5	1,042.8	(112.6)	(930.2)	1,029.5

Total liabilities and shareholders’ equity	$1,231.0	$2,154.8	$695.0	$(1,221.4)	$2,859.4

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 2, 2005
(IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
Net sales	$441.1	$177.9	$194.4	$—	$813.4
Cost of sales	268.0	98.7	119.1	—	485.8

Gross profit	173.1	79.2	75.3	—	327.6
Operating expenses:
Selling, general and administrative	107.2	32.6	38.6	—	178.4
Impairment, restructuring and other charges	0.9	—	0.1	—	1.0
Equity income in subsidiaries	(45.7)	—	—	45.7	—
Intracompany allocations	(6.5)	(1.7)	8.2	—	—
Other (income) expense, net	(0.5)	(1.1)	2.6	—	1.0

Income from operations	117.7	49.4	25.8	(45.7)	147.2
Interest expense (income)	11.4	(2.3)	3.8	—	12.9

Income before income taxes	106.3	51.7	22.0	(45.7)	134.3
Income taxes	23.0	19.7	8.3	—	51.0

Income from continuing operations	83.3	32.0	13.7	(45.7)	83.3
Loss from discontinued operations	(0.1)	—	—	—	(0.1)

Net income	$83.2	$32.0	$13.7	$(45.7)	$83.2

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED APRIL 2, 2005
(IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
Net sales	$502.9	$281.7	$275.3	$—	$1,059.9
Cost of sales	314.0	184.9	172.3	—	671.2

Gross profit	188.9	96.8	103.0	—	388.7
Operating expenses:
Selling, general and administrative	175.5	62.8	69.7	—	308.0
Impairment, restructuring and other charges	1.2	—	22.0	—	23.2
Equity income (loss) in subsidiaries	(18.7)	—	—	18.7	—
Intracompany allocations	(13.4)	1.1	12.3	—	—
Other (income) expense, net	(0.1)	(1.9)	2.8	—	0.8

Income (loss) from operations	44.4	34.8	(3.8)	(18.7)	56.7
Interest expense (income)	22.4	(4.6)	5.5	—	23.3

Income (loss) before income taxes	22.0	39.4	(9.3)	(18.7)	33.4
Income taxes (benefit)	1.3	15.0	(3.6)	—	12.7

Income (loss) from continuing operations	20.7	24.4	(5.7)	(18.7)	20.7
Loss from discontinued operations	(0.3)	—	—	—	(0.3)

Net income (loss)	$20.4	$24.4	$(5.7)	$(18.7)	$20.4

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 2, 2005
(IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES
Net income (loss)	$20.4	$24.4	$(5.7)	$(18.7)	$20.4
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment of intangible assets	—	—	22.0	—	22.0
Stock-based compensation expense	4.6	—	—	—	4.6
Depreciation	17.7	3.2	3.8	—	24.7
Amortization	1.9	2.7	2.5	—	7.1
Deferred taxes (benefit)	1.5	2.4	(1.5)	—	2.4
Equity income in subsidiaries	(18.7)	—	—	18.7	—
Net change in certain components of working capital	(280.2)	(73.0)	(152.5)	—	(505.7)
Net changes in other assets and liabilities and other adjustments	0.5	3.0	5.0	—	8.5

Net cash used in operating activities	(252.3)	(37.3)	(126.4)	—	(416.0)

INVESTING ACTIVITIES
Redemption of available for sale securities	57.2	—		—	57.2
Investment in property, plant and equipment	(8.3)	(1.7)	(1.6)	—	(11.6)
Investment in acquired businesses, net of cash acquired	—	(76.6)	—	—	(76.6)

Net cash provided by (used in) investing activities	48.9	(78.3)	(1.6)	—	(31.0)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	14.5	—	394.0	—	408.5
Repayments under revolving and bank lines of credit	(15.2)	—	(20.1)	—	(35.3)
Repayments of term loans	(2.0)	—	—	—	(2.0)
Financing fees, net	(0.4)	—	(0.1)	—	(0.5)
Payments on seller notes	(0.7)	(4.8)	—	—	(5.5)
Cash received from the exercise of stock options	15.7	—	—	—	15.7
Intracompany financing	125.9	120.7	(246.6)	—	—

Net cash provided by financing activities	137.8	115.9	127.2	—	380.9

Effect of exchange rate changes on cash	—	—	(14.9)	—	(14.9)

Net (decrease) increase in cash	(65.6)	0.3	(15.7)	—	(81.0)
Cash and cash equivalents, beginning of period	82.4	1.3	31.9	—	115.6

Cash and cash equivalents, end of period	$16.8	$1.6	$16.2	$—	$34.6

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING BALANCE SHEET
AS OF APRIL 2, 2005
(IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED

ASSETS
Current assets:
Cash and cash equivalents	$16.8	$1.6	$16.2	$—	$34.6
Accounts receivable, net	333.8	202.3	262.1	—	798.2
Inventories, net	240.5	113.3	132.3	—	486.1
Prepaid and other assets	49.3	11.3	22.6	—	83.2

Total current assets	640.4	328.5	433.2	—	1,402.1
Property, plant and equipment, net	181.1	111.0	43.6	—	335.7
Goodwill	19.9	284.4	124.2	—	428.5
Intangible assets, net	15.8	307.1	136.5	—	459.4
Other assets	20.9	0.1	—	—	21.0
Investment in affiliates	1,244.1	—	—	(1,244.1)	—
Intracompany assets	—	303.2	—	(303.2)	—

Total assets	$2,122.2	$1,334.3	$737.5	$(1,547.3)	$2,646.7

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt	$5.0	$2.9	$16.6	$—	$24.5
Accounts payable	125.9	61.3	83.7	—	270.9
Accrued liabilities	133.4	49.8	119.5	—	302.7
Accrued taxes	33.1	1.4	2.5	—	37.0

Total current liabilities	297.4	115.4	222.3	—	635.1
Long-term debt	601.4	3.5	362.9	—	967.8
Other liabilities	100.4	(2.5)	27.4	—	125.3
Intracompany liabilities	204.5	—	98.7	(303.2)	—

Total liabilities	1,203.7	116.4	711.3	(303.2)	1,728.2
Shareholders’ equity	918.5	1,217.9	26.2	(1,244.1)	918.5

Total liabilities and shareholders’ equity	$2,122.2	$1,334.3	$737.5	$(1,547.3)	$2,646.7

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2005
(IN MILLIONS)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED

ASSETS
Current assets:
Cash and cash equivalents	$—	$42.5	$37.7	$—	$80.2
Accounts receivable, net	—	240.3	83.0	—	323.3
Inventories, net	—	232.5	92.4	—	324.9
Prepaid and other assets	—	40.1	19.3	—	59.4

Total current assets	—	555.4	232.4	—	787.8
Property, plant and equipment, net	—	294.7	42.3	—	337.0
Goodwill	—	314.9	118.0	—	432.9
Intangible assets, net	—	315.4	124.1	—	439.5
Other assets	10.6	10.8	0.3	—	21.7
Investment in affiliates	1,660.5	—	—	(1,660.5)	—
Intracompany assets	—	606.9	—	(606.9)	—

Total assets	$1,671.1	$2,098.1	$517.1	$(2,267.4)	$2,018.9

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt	$—	$4.1	$7.0	$—	$11.1
Accounts payable	—	110.2	41.5	—	151.7
Accrued liabilities	—	222.5	92.2	—	314.7
Accrued taxes	—	5.2	3.5	—	8.7

Total current liabilities	—	342.0	144.2	—	486.2
Long-term debt	200.0	16.1	166.3	—	382.4
Other liabilities	—	102.2	21.9	—	124.1
Intracompany liabilities	444.9	—	162.0	(606.9)	—

Total liabilities	644.9	460.3	494.4	(606.9)	992.7
Shareholders’ equity	1,026.2	1,637.8	22.7	(1,660.5)	1,026.2

Total liabilities and shareholders’ equity	$1,671.1	$2,098.1	$517.1	$(2,267.4)	$2,018.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Management’s Discussion and Analysis (“MD&A”) is organized in the following sections:
•	Executive summary

•	Results of operations

•	Segment results

•	Liquidity and capital resources
On November 9, 2005, Scotts Miracle-Gro implemented a 2-for-1 stock split of its common shares to shareholders of record on November 2, 2005. As of April 1, 2006, on a split-adjusted basis, Scotts Miracle-Gro had approximately 70.0 million diluted common shares outstanding. All share and per share information referred to in this MD&A and elsewhere in this Form 10-Q has been adjusted to reflect this stock split for all periods presented.
Executive Summary
We are dedicated to delivering strong, consistent financial results and outstanding shareholder returns by providing consumers with products of superior quality and value to enhance their outdoor living environments. We are a leading manufacturer and marketer of consumer branded products for lawn and garden care and professional horticulture in North America and Europe. We are Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We entered the North America wild bird food category with the acquisition of Gutwein & Co. Inc. (“Gutwein”) in November 2005. We have a presence in Australia, the Far East, Latin America and South America. Also, in the United States, we operate what we believe to be the second largest residential lawn service business, Scotts LawnService®. In fiscal 2006, our operations are divided into the following reportable segments: North America (including the Rod McLellan Company and Gutwein acquisitions discussed below), Scotts LawnService®, International, and Corporate & Other. The Corporate & Other segment consists of our Smith & Hawken® direct-to-consumer business, and corporate general and administrative expenses.
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
The 2005 long-term strategic improvement plan (“Project Excellence”), initiated in June 2005, is focused on improving organizational effectiveness, implementing better business processes, reducing SG&A expenses, and increasing spending on consumer marketing and innovation. We are in the process of reinvesting $25 million of our Project Excellence SG&A savings for fiscal 2006 in consumer marketing, technology and innovation. Additional Project Excellence savings are expected to increase fiscal 2006 pre-tax earnings by $25 to $30 million. We have incurred approximately $5.8 million in restructuring charges associated with Project Excellence for the first six months of fiscal 2006 and approximately $32.1 million since the inception of the project.
We continue to view strategic acquisitions as a means to enhance our strong core businesses. In October 2004, we invested $73.6 million in the acquisition of Smith & Hawken®, a leading brand in the outdoor living and gardening lifestyle category. Effective October 3, 2005, we acquired all the outstanding shares of Rod McLellan Company (“RMC”) for approximately $21.0 million in cash. RMC is a leading branded producer and marketer of soil and landscape products in the western U.S. This business is being integrated into our existing Growing Media business. Effective November 18, 2005, we acquired all the outstanding shares of Gutwein for approximately $77.0 million in cash. Through its Morning Song® brand, Gutwein is a leader in the growing U.S. wild bird food category, generating approximately $85.0 million in annual revenues. Morning Song® products are sold at leading mass retailers, grocery, pet and general merchandise stores. This is our first acquisition in the wild birdseed category and we are excited about the opportunity to leverage the strengths of both organizations to drive continued growth in this category. We continue to invest in the growth of our Scotts LawnService® business, making over $95 million in acquisitions over the past five years.
Prior to fiscal 2005, we had not paid dividends on our common shares. Based on the levels of cash flow generated by our business in recent years and our improving financial condition, on June 22, 2005, we announced that Scotts Miracle-Gro’s Board of Directors approved an annual dividend of 50-cents per share, to be paid in 12.5-cent quarterly increments beginning in the fourth quarter of fiscal 2005. We have paid quarterly dividends on September 1, 2005, December 1, 2005 and February 23, 2006. In addition to the 2-for-1 stock split noted earlier, on October 27, 2005, Scotts Miracle-Gro’s Board of Directors approved a $500 million share repurchase program. This repurchase program is authorized for five years and we currently anticipate allocating approximately $100 million per year to the program. Through April 1, 2006, we have reacquired 971,200 shares of our common shares to be held in treasury at an aggregate cost of $45.9 million. A total of 266,967 shares of our common shares held in treasury have been reissued to support the exercise of employee held stock options.

RESULTS OF OPERATIONS
The following table sets forth the components of income and expense as a percentage of net sales for the three and six month periods ended April 1, 2006 and April 2, 2005:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 1,	APRIL 2,	APRIL 1,	APRIL 2,
	2006	2005	2006	2005
	(UNAUDITED)		(UNAUDITED)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.8	59.7	65.4	63.3

Gross profit	38.2	40.3	34.6	36.7
Operating expenses:
Selling, general and administrative	20.2	21.9	26.7	29.1
Impairment, restructuring and other charges	0.1	0.1	0.6	2.2
Other expense (income), net	(0.1)	0.1	(0.2)	0.1

Income from operations	18.0	18.2	7.5	5.3
Interest expense	1.4	1.6	1.7	2.2

Income before income taxes	16.6	16.6	5.8	3.1
Income taxes	6.1	6.3	2.1	1.2

Income from continuing operations	10.5	10.3	3.7	1.9

Net sales for the second quarter and first six months of fiscal 2006, grew 11.6% and 9.2%, respectively, versus the comparable periods of fiscal 2005. The impact of foreign exchange rates reduced sales growth for the second quarter and first six months by 130 basis points and 90 basis points, respectively. Excluding Morning Song®, sales increased for the second quarter by 2.1% and for the first six months by 2.5%. Excluding Morning Song® and foreign exchange, sales for the quarter and first six months increased $88.5 million or 10.9% and $80.2 million or 7.6%, respectively, primarily due to strong growth in our lawn fertilizer, growing media and garden fertilizer businesses offset by ongoing retailer initiatives to reduce inventory levels and further push their purchases closer to consumer take away. In recent years, net sales for our second quarter typically comprise between 34% to 36% of our total fiscal year net sales, while sales for the first six months have comprised 43% to 45%. There can be no assurance that a similar sales trend will occur for our full fiscal 2006 year.
The Company has increased pricing both last year and in fiscal 2006 to cover the full year impact of anticipated cost increases. However, the increase in input costs during the first half of fiscal 2006 exceeded additional revenues from pricing during the second quarter. We expect to see a reversal of this trend in our third fiscal quarter with pricing dollars exceeding the increase in input costs. Overall, we expect the dollar amount of price and cost increases to balance out, resulting in some downward pressure on gross profit as a percentage of sales.
As a percentage of net sales, gross profit was 38.2% of net sales in the second quarter of fiscal 2006 compared to 40.3% in the second quarter of fiscal 2005. For the first six months of fiscal 2006, our gross profit percentage declined by 210 basis points, from 36.7% to 34.6%. The primary factor contributing to these declines in gross profit percentage was the anticipated impact of higher commodity and fuel costs, only partially offset by price increases, that took effect January 1, 2006. In addition, Morning Song® reduced gross margins by 40 and 50 basis points in the second quarter and for the first six months, respectively.
Selling, General and Administrative

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 1,	APRIL 2,	APRIL 1,	APRIL 2,
	2006	2005	2006	2005
	(IN MILLIONS)		(IN MILLIONS)
	(UNAUDITED)		(UNAUDITED)
Advertising	$49.7	$41.0	$64.5	$55.7
Selling, general and administrative	129.9	134.6	237.8	246.9
Amortization of intangibles	3.6	2.8	6.9	5.4

	$183.2	$178.4	$309.2	$308.0

Increases in our spending on advertising for the second quarter and six months reflect the reinvestment of a portion of our Project Excellence savings in media advertising.

SG&A expenses were $129.9 million in the second quarter and $237.8 million for the first six months of fiscal 2006, compared to $134.6 million for the second quarter and $246.9 million for the first six months of fiscal 2005. The decrease in SG&A expenses for the second quarter and first six months reflects a $9.1 million and $10.1 million benefit, respectively, from an insurance recovery relating to past legal costs incurred in our defense of lawsuits regarding our use of vermiculite. We are reinvesting a portion of the insurance recovery to strengthen our business, including further advertising and marketing support for our brands, of which $1.8 million was incurred in the second quarter. Increases in SG&A spending occurred in our rapidly expanding Scotts LawnService® business in the amount of $4.5 million for the second quarter and $7.3 million for the first six months, while our wild bird food business added $1.5 million and $1.9 million in spending during the second quarter and first six months, respectively. The second quarter and first six months also benefited from savings generated by Project Excellence offset by an increase in stock-based compensation expense of $2.1 million for the quarter and $4.1 million for the first six months. SG&A expense benefited by approximately $2.1 million and $4.2 million for the second quarter and year-to-date period, respectively, due to foreign exchange.
Impairment, Restructuring and Other Charges, net:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 1,	APRIL 2,	APRIL 1,	APRIL 2,
	2006	2005	2006	2005
	(IN MILLIONS)		(IN MILLIONS)
	(UNAUDITED)		(UNAUDITED)
Impairment charges	$—	$—	$1.0	$22.0
Restructuring — severance and related	1.0	1.0	5.7	1.2

	$1.0	$1.0	$6.7	$23.2

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
Restructuring activities in the second quarter and first six months of fiscal 2006 relate to further organizational reductions associated with Project Excellence initiated in the third quarter of fiscal 2005. We continue to evaluate our organization and operating efficiencies. As a result of these ongoing evaluations, there may be further restructuring charges in future fiscal 2006 quarters.
Interest expense for the second quarter and first six months of fiscal 2006 was $12.5 million and $19.6 million, respectively, compared to $12.9 million and $23.3 million for the second quarter and first six months of fiscal 2005. The decrease in interest expense for the year-to-date period was due to a $73.2 million reduction in average borrowings as compared to the prior year, along with a slight decrease in our weighted average interest rate as a result of the refinancing in July 2005.
The income tax expense was calculated assuming an effective tax rate of 37.0% for fiscal 2006 versus 38.0% for fiscal 2005. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the fiscal year. Factors affecting the estimated rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits, the existence of elements of income and expense that may not be taxable or deductible, as well as other items. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year.
Diluted average common shares used in the diluted earnings per common share calculation increased from 68.2 million for the quarter and 68.0 million for the six months ended April 2, 2005 to 69.6 million for the quarter and 70.0 million for the six months ended April 1, 2006. These increases are attributable to a growth in average common shares outstanding of 0.9 million quarter-to-quarter and 1.7 million for the comparable year-to-date periods resulting from common shares issued for option exercises which were partially offset by common shares acquired under our share repurchase program. Diluted average common shares also include 2.1 million equivalent shares for both the quarter and year-to-date periods in fiscal 2006 to reflect the effect of the assumed conversion of dilutive stock options and awards. Equivalent common shares used in fiscal 2005 were 1.6 million for the second quarter and 1.8 million for the year-to-date period.

SEGMENT RESULTS
Consistent with fiscal 2005, our fiscal 2006 operations are divided into the following reportable segments: North America (including RMC and Morning Song®), Scotts LawnService®, International, and Corporate & Other. The Corporate & Other segment consists of Smith & Hawken®, and corporate general and administrative expenses. Segment performance is evaluated based on several factors, including income from operations before amortization, and impairment, restructuring and other charges, which is a non-GAAP measure. Management uses this measure of operating profit to gauge segment performance because we believe this measure is the most indicative of performance trends and the overall earnings potential of each segment.
The following table sets forth net sales by segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 1,	APRIL 2,	APRIL 1,	APRIL 2,
	2006	2005	2006	2005
	(IN MILLIONS)		(IN MILLIONS)
	(UNAUDITED)		(UNAUDITED)
North America	$700.5	$602.8	$826.2	$718.0
Scotts LawnService®	29.8	21.6	53.4	42.5
International	150.2	164.7	208.5	234.2
Corporate & other	27.0	24.3	68.9	65.2

	$907.5	$813.4	$1,157.0	$1,059.9

The following table sets forth operating income by segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 1,	APRIL 2,	APRIL 1,	APRIL 2,
	2006	2005	2006	2005
	(IN MILLIONS)		(IN MILLIONS)
	(UNAUDITED)		(UNAUDITED)
North America	$175.3	$166.1	$143.9	$136.8
Scotts LawnService®	(13.6)	(12.2)	(24.9)	(20.5)
International	24.6	30.5	19.4	24.6
Corporate & other	(18.4)	(32.6)	(37.9)	(53.9)

Consolidated	167.9	151.8	100.5	87.0
Roundup® amortization	(0.2)	(0.8)	(0.4)	(1.7)
Amortization	(3.6)	(2.8)	(6.9)	(5.4)
Impairment of intangibles	—	—	(1.0)	(22.0)
Restructuring and other charges	(1.1)	(1.0)	(5.8)	(1.2)

	$163.0	$147.2	$86.4	$56.7

North America
North America segment net sales were $700.5 million in the quarter and $826.2 million for the first six months of fiscal 2006, an increase of 16.2% and 15.1% from the quarter and first six months of fiscal 2005, respectively. Excluding the impact of the Morning Song® acquisition, North America sales increased 13.5 % and 11.3% for the quarter and first six months of fiscal 2006, respectively. Lawn and garden fertilizers and growing media sales drove the increase, partially offset by a 5% reduction in the sales of Ortho® controls products in the quarter and year-to-date periods principally due to poor weather in the west. Point-of-sales at our top three customers in the North America segment increased 14.0% for the quarter and 14.9% for the year-to-date period, showing continued strong consumer demand for our products.
Operating income generated by the North America segment improved by $9.2 million and $7.1 million in the quarter and first six months of fiscal 2006, respectively. An increase in net sales drove an increase in gross margin dollars, however, the gross margin rate for the quarter and year-to-date periods decreased by approximately 250 basis points. Increases in commodity and fuel costs exceeded price increases. A sales mix that included a higher percentage of lower margin products than in the comparable periods of the prior year also served to reduce margins. SG&A spending increased by approximately $10.3 million for the quarter and $7.9 million for the year-to-date period due largely to additional media advertising.

Scotts LawnService®
Scotts LawnService® revenues increased 38.0% to $29.8 million in the second quarter of fiscal 2006. Revenues increased 25.6% to $53.4 million in first six months of fiscal 2006. Several factors contributed to the increases for the quarter and year-to-date periods including a 9% increase in customer counts driven by a strong response to our spring direct marketing campaign, pricing, favorable weather in our northern markets allowing for an earlier start for our treatment programs, and continued expansion in southern markets where the season starts earlier.
The higher operating loss for Scotts LawnService® in the second quarter and first six months of fiscal 2006 is primarily attributable to higher planned SG&A spending as the business continues its rapid growth track.
International
Net sales for the International segment in the second quarter and first six months of fiscal 2006 were $150.2 million and $208.5 million, respectively, a decrease of 8.8% and 11.0%, versus the second quarter and first six months of fiscal 2005. Excluding the effect of exchange rates, net sales decreased by 1.3% and 3.7% for the second quarter and first six months, respectively. The retail environment in Europe is challenging with category sales down; however we have secured solid listing improvements coming into this season. Year-to-date consumer take away is down about 20% in the U.K. and 14% in France. We believe our listing improvements should result in market share gains that may provide sales growth leverage.
Operating income for the quarter and first six months of fiscal 2006 declined by $5.9 million and $5.2 million, respectively, as lower sales and gross margins were partially offset by reduced SG&A spending.
Corporate & Other
Net sales for this segment increased $2.7 million for the quarter and $3.7 million year to date. These increases are primarily due to our Smith & Hawken business and driven by revenues relating to our exclusive arrangement with Target that kicked off this spring. The net expense for Corporate & Other decreased by $14.2 million in the quarter and $16.0 million for the first six months of fiscal 2006. A higher Smith & Hawken® operating loss, increased spending on wellness initiatives, and higher stock-based compensation expenses were more than offset by savings generated from Project Excellence and a benefit of $9.1 million from a recovery from one of our insurance carriers related to legal expenses incurred in the last several years to defend ourselves in several lawsuits regarding our use of vermiculite.
LIQUIDITY AND CAPITAL RESOURCES
Cash used in operating activities was $558.7 million and $416.0 million for the six months ended April 1, 2006 and April 2, 2005, respectively. The use of cash in the first six months of our fiscal year is due to the seasonal nature of our operations. We build up inventories in preparation for the spring selling season and accounts receivable increase significantly due to heavy March shipments.
Cash used in investing activities was $128.6 million and $31.0 million for the six months ended April 1, 2006 and April 2, 2005, respectively. Our acquisitions of Gutwein and RMC required a net cash outlay of approximately $98.0 million in the first quarter of 2006, which was financed with borrowings under our existing lines of credit. Our acquisition of Smith & Hawken® in the first quarter of fiscal 2005 required a cash outlay of approximately $70.0 million financed in large part through the redemption of $57.2 million of investments. Capital spending of $26.6 million was done in the normal course of business, compared to the $11.6 million spent in the first half of fiscal 2006. The increase in first half capital spending was partially due to approximately $4.0 million spent acquiring peat bogs in Scotland.
Financing activities provided cash of $634.9 million and $380.9 million for the six months ended April 1, 2006 and April 2, 2005, respectively. The higher financing needs in the first half of fiscal 2006 were due to an increase in accounts receivable, a higher level of pre-season inventory build, acquisitions, higher capital spending, the purchase of common shares for treasury stock in accordance with our previously announced share repurchase program, and the payment of quarterly cash dividends initiated in the fourth quarter of fiscal 2005. Also, first half fiscal 2005 investing activities were partially funded by the sale of securities. Our more efficient borrowing arrangements negotiated toward the end of fiscal 2005 allowed us to pay-down debt, eliminating the need for short-term investments, which were not carried into fiscal 2006.
Our primary sources of liquidity are cash generated by operations and borrowings under our revolving credit agreement. Our revolving credit agreement consists of a $1.05 billion multi-currency revolving credit commitment (increased from $1.0 billion in February 2006), that extends through July 21, 2010. We may also request an additional $100 million in revolving credit commitments, subject to approval from our lenders. As of April 1, 2006, there was $179.1 million of availability under our revolving credit agreement. Furthermore, as of April 1, 2006, we also had $200 million of 6 5/8% Senior Subordinated Notes outstanding. At April 1, 2006, we were in compliance with all of our debt covenants.
Prior to September 2005, we had not paid dividends on our common shares. Based on the levels of cash flow generated by our business in recent years and our improving financial condition, our Board of Directors approved an annual dividend of 50-cents per share to be paid at 12.5 cents each quarter beginning in the fourth quarter of fiscal 2005. Our second quarter dividend was paid on February 23, 2006. On May 4, 2006, the Company announced that Scotts Miracle-Gro’s Board of Directors approved the third quarter dividend, with anticipated payment on June 1, 2006 for shareholders of record as of May 18, 2006.
On October 27, 2005, we announced that Scotts Miracle-Gro’s Board of Directors had approved a $500 million share repurchase program. This repurchase program is authorized for five years. We currently anticipate allocating approximately $100 million per year on the program. Through April 1, 2006, we have reacquired 971,200 shares of our common shares to be held in treasury at an aggregate cost of $45.9 million. A total of 266,967 shares of our common shares held in treasury have been reissued to support the exercise of employee held stock options. As of May 4, 2006, a total of 1.2 million common shares with a cost of $55.0 million had been repurchased under this program. We did not purchase any common shares in fiscal 2005.
In our opinion, cash flows from operations and capital resources will be sufficient to meet debt service and working capital needs during fiscal 2006 and thereafter for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control. Reference should be made to Item 1A. Risk Factors, in this Annual Report on Form 10-K for a more complete discussion of risks associated with the Company’s debt and our credit facility and related covenants.
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
ITEM 4. CONTROLS AND PROCEDURES
With the participation of the Company’s principal executive officer and principal financial officer, the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that:
(A)	information required to be disclosed by the Company in this Quarterly Report on Form 10-Q and the other reports that the Company files or submits under the Exchange Act would be accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and

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
In addition, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended April 1, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The pending material legal proceeding disclosure with material developments since the first quarter of fiscal 2006 is as follows:
Other
The Company has been named a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on the Company’s historic use of vermiculite in certain of its products. The complaints in these cases are not specific about the plaintiffs’ contacts with the Company or its products. The Company in each case is one of numerous defendants and none of the claims seeks damages from the Company alone. The Company believes that the claims against it are without merit and is vigorously defending them. It is not currently possible to reasonably estimate a probable loss, if any, associated with the cases and, accordingly, no accrual or reserves have been recorded in the Company’s condensed, consolidated financial statements. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material adverse effect on the Company, its financial condition or its results of operations.
The Company has pursued and continues to pursue insurance coverage for these cases through litigation. We recovered a substantial portion of our past defense costs from one carrier during the second quarter of fiscal 2006 and that carrier has agreed to cover most of our defense costs in the future, subject to policy limits. We continue to pursue coverage from other insurers.
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
Some forward-looking statements that we make in this Quarterly Report on Form 10-Q and in other contexts represent challenging goals for the Company, and the achievement of these goals is subject to a variety of risks and assumptions and numerous factors beyond our control. Important factors that could cause actual results to differ materially from the forward-looking statements we make are included in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by those cautionary statements.
The risk factors described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     (c) Issuer Purchases of Equity Securities
The following table shows the purchases of common shares of Scotts Miracle-Gro made by or on behalf of the Company or any “affiliated purchaser” of Scotts Miracle-Gro as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, for each of the three months in the quarter ended April 1, 2006:

				Approximate Dollar
			Total Number of	Value of Common Shares
			Common Shares	that May Yet Be
	Total Number of		Purchased as Part	Purchased
	Common Shares	Average Price	of Publicly Announced	Under the Plans or
Period	Purchased	Paid Per Share	Plans or Programs(1)	Programs
January 1 through January 31, 2006	295,600	$46.58	295,600	$85,023,405
February 1 through February 28, 2006	200,000	48.92	200,000	75,239,113
March 1 through April 1, 2006	450,000	46.99	450,000	54,093,394

Total	945,600	$47.27	945,600

1	Scotts Miracle-Gro repurchases its common shares under a share repurchase program that was approved by the Board of Directors and publicly announced on October 27, 2005 (the “Share Repurchase Program”). Under the Share Repurchase Program, Scotts Miracle-Gro is authorized to purchase up to $100 million of Scotts Miracle-Gro common shares through September 30, 2006.
ITEM 5. OTHER INFORMATION
(a) Performance Measures for The Scotts Company LLC Executive/Management Incentive Plan
The Compensation and Organization Committee of the Board of Directors of Scotts Miracle-Gro on December 9, 2005 established the performance measures under The Scotts Company LLC Executive/Management Incentive Plan (the “EMIP Plan”) for the annual cash incentive (i.e., bonus) award payable to employees of the Company participating in the EMIP Plan, including each of the named executive officers of Scotts Miracle-Gro, with respect to the full fiscal year ending on September 30, 2006.
The shareholders of Scotts Miracle-Gro approved the EMIP Plan at the 2006 Annual Meeting of Shareholders held on January 26, 2006. A copy of the EMIP Plan was filed as Exhibit 10.4 to Scotts Miracle-Gro’s Current Report on Form 8-K dated and filed on February 2, 2006. Each participant’s target incentive opportunity under the EMIP Plan is a percentage of the participant’s base salary and the amount of the actual bonus payment could range from zero to two hundred and fifty percent of the target incentive opportunity, based upon the extent to which the pre-established annual performance measures are met or exceeded. The performance measures under the EMIP Plan for the fiscal year ending on September 30, 2006 are based on net income, return on invested capital, cash flow, customer satisfaction/service and net sales. All award payouts are dependent upon the satisfaction of a consolidated net income “funding trigger,” below which no incentive payments will be made to any participant. The target incentive opportunity established for each of the named executive officers are set forth below:

Name and Principal Position	Target incentive opportunity (Percentage of Base Salary)
James Hagedorn, Chief Executive Officer and Chairman of the Board	90%
Robert F. Bernstock, President	65%
Christopher L. Nagel, Executive Vice President and Chief Financial Officer	55%
David M. Aronowitz, Executive Vice President, General Counsel and Corporate Secretary	55%
Denise S. Stump, Executive Vice President Global Human Resources	55%
ITEM 6. EXHIBITS
See Index to Exhibits at page 35 for a list of the exhibits included herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

/s/ Christopher L. Nagel

Christopher L. Nagel
Date: May 10, 2006
Executive Vice President and Chief Financial Officer,
(Principal Financial and Principal Accounting Officer)
(Duly Authorized Officer)

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2006
INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION
4(a)	Joinder Agreement, dated as of February 23, 2006, made by SMG Growing Media, Inc., as a Subsidiary Borrower, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the Lenders from time to time parties to the Revolving Credit Agreement, dated as of July 21, 2005, by and among The Scotts Miracle-Gro Company; the Subsidiary Borrowers from time to time parties thereto; the Lenders from time to time parties thereto; Bank of America, N.A. and Citicorp North America, Inc., as Syndication Agents; Bank of Tokyo-Mitsubishi Trust Company, BNP Paribas, CoBank, ACB, Harris, N.A., Rabobank International, and Suntrust Bank, as Documentation Agents	*

4(b)	Joinder Agreement, dated as of February 23, 2006, made by Gutwein & Co., Inc., as a Subsidiary Borrower, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the Lenders from time to time parties to the Revolving Credit Agreement, dated as of July 21, 2005, by and among The Scotts Miracle-Gro Company; the Subsidiary Borrowers from time to time parties thereto; the Lenders from time to time parties thereto; Bank of America, N.A. and Citicorp North America, Inc., as Syndication Agents; Bank of Tokyo-Mitsubishi Trust Company, BNP Paribas, CoBank, ACB, Harris, N.A., Rabobank International, and Suntrust Bank, as Documentation Agents	*

4(c)	Assumption Agreement, dated as of February 23, 2006, made by SMG Growing Media, Inc. and Rod McLellan Company, as Grantors, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the Lenders from time to time parties to the Revolving Credit Agreement, dated as of July 21, 2005, by and among The Scotts Miracle-Gro Company; the Subsidiary Borrowers from time to time parties thereto; the Lenders from time to time parties thereto; Bank of America, N.A. and Citicorp North America, Inc., as Syndication Agents; Bank of Tokyo-Mitsubishi Trust Company, BNP Paribas, CoBank, ACB, Harris, N.A., Rabobank International, and Suntrust Bank, as Documentation Agents	*

4(d)	Assumption Agreement, dated as of February 23, 2006, made by Gutwein & Co., Inc., as Grantor, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the Lenders from time to time parties to the Revolving Credit Agreement, dated as of July 21, 2005, by and among The Scotts Miracle-Gro Company; the Subsidiary Borrowers from time to time parties thereto; the Lenders from time to time parties thereto; Bank of America, N.A. and Citicorp North America, Inc., as Syndication Agents; Bank of Tokyo-Mitsubishi Trust Company, BNP Paribas, CoBank, ACB, Harris, N.A., Rabobank International, and Suntrust Bank, as Documentation Agents	*

EXHIBIT NO.	DESCRIPTION	LOCATION
4(e)	First Amendment, dated as of March 2, 2006, to the Revolving Credit Agreement, dated as of July 21, 2005, by and among The Scotts Miracle-Gro Company; the Subsidiary Borrowers from time to time parties thereto; the Lenders from time to time parties thereto; the Syndication Agents and Documentation Agents named therein; and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders	*

4(f)	Commitment Increase Supplement, dated February 24, 2006, to the Revolving Credit Agreement, dated as of July 21, 2005, by and among The Scotts Miracle-Gro Company; the Subsidiary Borrowers from time to time parties thereto; the Lenders from time to time parties thereto; Bank of America, N.A. and Citicorp North America, Inc., as Syndication Agents; Bank of Tokyo-Mitsubishi Trust Company, BNP Paribas, CoBank, ACB, Harris, N.A., Rabobank International, and Suntrust Bank, as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent (executed and delivered by Suntrust Bank)	*

4(g)	Commitment Increase Supplement, dated February 24, 2006, to the Revolving Credit Agreement, dated as of July 21, 2005, by and among The Scotts Miracle-Gro Company; the Subsidiary Borrowers from time to time parties thereto; the Lenders from time to time parties thereto; Bank of America, N.A. and Citicorp North America, Inc., as Syndication Agents; Bank of Tokyo-Mitsubishi Trust Company, BNP Paribas, CoBank, ACB, Harris, N.A., Rabobank International, and Suntrust Bank, as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent (executed and delivered by Bank of America, N.A.)	*

4(h)	Commitment Increase Supplement, dated February 24, 2006, to the Revolving Credit Agreement, dated as of July 21, 2005, by and among The Scotts Miracle-Gro Company; the Subsidiary Borrowers from time to time parties thereto; the Lenders from time to time parties thereto; Bank of America, N.A. and Citicorp North America, Inc., as Syndication Agents; Bank of Tokyo-Mitsubishi Trust Company, BNP Paribas, CoBank, ACB, Harris, N.A., Rabobank International, and Suntrust Bank, as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent (executed and delivered by JPMorgan Chase Bank, N.A.)	*

4(i)	Commitment Increase Supplement, dated February 24, 2006, to the Revolving Credit Agreement, dated as of July 21, 2005, by and among The Scotts Miracle-Gro Company; the Subsidiary Borrowers from time to time parties thereto; the Lenders from time to time parties thereto; Bank of America, N.A. and Citicorp North America, Inc., as Syndication Agents; Bank of Tokyo-Mitsubishi Trust Company, BNP Paribas, CoBank, ACB, Harris, N.A., Rabobank International, and Suntrust Bank, as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent (executed and delivered by Citicorp North America, Inc.)	*

10(a)	The Scotts Company LLC Executive/Management Incentive Plan	Incorporated herein by reference to Scotts’ Current Report on Form 8-K dated and filed February 2, 2006 (File No. 1-13292) [Exhibit 10.4]

10(b)	The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan	Incorporated herein by reference to Scotts’ Current Report on Form 8-K dated and filed February 2, 2006 (File No. 1-13292) [Exhibit 10.2]

10(c)	Specimen form of Award Agreement used to evidence Time-Based Nonqualified Stock Options for Non-Employee Directors under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan	Incorporated herein by reference to Scotts’ Current Report on Form 8-K dated and filed February 2, 2006 (File No. 1-13292) [Exhibit 10.3]

10(d)	The Scotts Miracle-Gro Company Discounted Stock Purchase Plan (As Amended and Restated as of January 26, 2006; Reflects 2-for-1 Stock Split Distributed on November 9, 2005)	Incorporated herein by reference to Scotts’ Current Report on Form 8-K dated and filed February 2, 2006 (File No. 1-13292) [Exhibit 10.1]

31(a)	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	*

31(b)	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	*

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	*

*	Filed herewith