Form 10-Q
period 2006-07-01
SCOTTS MIRACLE-GRO CO
filed 2006-08-10
CIK 825542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 1, 2006
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
The number of Common Shares, without par value, of the registrant outstanding as of August 3, 2006 was 66,825,805.

THE SCOTTS MIRACLE-GRO COMPANY AND SUBSIDIARIES
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 1,	JULY 2,	JULY 1,	JULY 2,
	2006	2005	2006	2005
Net sales	$1,048.0	$901.2	$2,205.0	$1,961.1
Cost of sales	642.0	567.4	1,399.0	1,238.5
Cost of sales — restructuring and other	—	—	0.1	0.1

Gross profit	406.0	333.8	805.9	722.5
Operating expenses:
Selling, general and administrative	180.2	188.6	489.4	496.8
Impairment, restructuring and other charges	1.1	(0.1)	7.8	23.1
Other (income) expense, net	(4.6)	(7.0)	(7.0)	(6.3)

Income from operations	229.3	152.3	315.7	208.9
Interest expense	13.2	11.6	32.8	34.8

Income before income taxes	216.1	140.7	282.9	174.1
Income taxes	82.8	52.6	107.5	65.3

Income from continuing operations	133.3	88.1	175.4	108.8
Income from discontinued operations	—	0.4	—	0.2

Net income	$133.3	$88.5	$175.4	$109.0

BASIC INCOME PER COMMON SHARE:
Weighted-average common shares outstanding during the period	67.5	67.0	67.7	66.5

Basic income per common share:
Continuing operations	$1.97	$1.32	$2.59	$1.64
Discontinued operations	—	0.01	—	—

Net income	$1.97	$1.33	$2.59	$1.64

DILUTED INCOME PER COMMON SHARE:
Weighted-average common shares outstanding during the period	69.4	68.6	69.7	68.4

Diluted income per common share:
Continuing operations	$1.92	$1.29	$2.52	$1.59
Discontinued operations	—	—	—	—

Net income	$1.92	$1.29	$2.52	$1.59

Dividends declared per common share	$.125	$—	$.375	$—

See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	NINE MONTHS ENDED
	JULY 1,	JULY 2,
	2006	2005
OPERATING ACTIVITIES
Net income	$175.4	$109.0
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of intangible assets	1.0	22.0
Stock-based compensation expense	11.7	7.4
Depreciation	38.4	37.5
Amortization	12.2	10.6
Deferred taxes	—	7.2
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(314.3)	(254.3)
Inventories	(83.5)	(47.3)
Prepaid and other current assets	(2.4)	(4.4)
Accounts payable	76.7	71.2
Accrued taxes and liabilities	77.2	94.8
Restructuring reserves	(8.4)	6.0
Other non-current items	15.4	6.5
Other, net	4.7	1.0

Net cash provided by operating activities	4.1	67.2

INVESTING ACTIVITIES
Redemption of available for sale securities	—	57.2
Investment in property, plant and equipment	(36.6)	(19.3)
Investment in acquired businesses, net of cash acquired	(119.3)	(76.7)

Net cash used in investing activities	(155.9)	(38.8)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	706.4	454.6
Repayments under revolving and bank lines of credit	(495.7)	(434.5)
Repayments of term loans	—	(3.0)
Dividends paid	(25.2)	—
Purchase of common shares	(73.3)	—
Financing fees, net	—	(0.5)
Payments on seller notes	(3.5)	(5.8)
Excess tax benefits from share-based payment arrangements	5.6	—
Cash received from the exercise of stock options	15.6	23.7

Net cash provided by financing activities	129.9	34.5

Effect of exchange rate changes on cash	5.6	(1.7)

Net (decrease) increase in cash	(16.3)	61.2
Cash and cash equivalents at beginning of period	80.2	115.6

Cash and cash equivalents at end of period	$63.9	$176.8

Supplemental cash flow information
Interest paid, net of interest capitalized	34.3	30.7
Income taxes (received) paid	13.3	13.2
See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	UNAUDITED
	JULY 1,	JULY 2,	SEPTEMBER 30,
	2006	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$63.9	$176.8	$80.2
Accounts receivable, less allowances of $11.4, $11.9 and $11.4, respectively	662.1	545.1	323.3
Inventories, net	432.6	355.8	324.9
Prepaid and other assets	64.7	68.1	59.4

Total current assets	1,223.3	1,145.8	787.8

Property, plant and equipment, net of accumulated depreciation of $366.3, $344.7 and $322.4, respectively	356.0	326.9	337.0
Goodwill	473.3	422.6	432.9
Intangible assets, net	472.9	445.0	439.5
Other assets	21.0	19.0	21.7

Total assets	$2,546.5	$2,359.3	$2,018.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$13.0	$18.1	$11.1
Accounts payable	240.6	211.9	151.7
Accrued liabilities	294.7	318.7	314.7
Accrued taxes	108.4	68.1	8.7

Total current liabilities	656.7	616.8	486.2

Long-term debt	613.2	603.7	382.4
Other liabilities	137.9	122.0	124.1

Total liabilities	1,407.8	1,342.5	992.7

Commitments and contingencies (note 8)

Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share, 66.9, 67.2 and 67.8 shares issued, respectively	508.3	464.8	491.3
Retained earnings	741.7	608.5	591.5
Treasury shares, at cost; 1.2 shares	(57.3)	—	—
Accumulated other comprehensive loss	(54.0)	(56.5)	(56.6)

Total shareholders’ equity	1,138.7	1,016.8	1,026.2

Total liabilities and shareholders’ equity	$2,546.5	$2,359.3	$2,018.9

See notes to condensed, consolidated financial statements

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS
The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) and its subsidiaries (collectively, the “Company”) are engaged in the manufacture, marketing and sale of lawn and garden care products. The Company’s major customers include home improvement centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, commercial nurseries and greenhouses, and specialty crop growers. The Company’s products are sold primarily in North America and the European Union. The Company also operates the Scotts LawnService® business which provides lawn and tree and shrub fertilization, insect control and other related services in the United States and Smith & Hawken®, a leading brand in the outdoor living and gardening lifestyle category. Effective November 18, 2005, the Company entered the North America wild bird food category with the acquisition of Gutwein & Co. Inc. (“Gutwein”).
Due to the nature of the lawn and garden business, the majority of shipments to retailers occur in the Company’s second and third fiscal quarters. On a combined basis, net sales for the second and third fiscal quarters generally represent 70% to 75% of annual net sales.
ORGANIZATION AND BASIS OF PRESENTATION
The Company’s condensed, consolidated financial statements are unaudited; however, in the opinion of management, these condensed, consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America. The condensed, consolidated financial statements include the accounts of Scotts Miracle-Gro and all wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s criteria for consolidating entities are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. Interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year. The interim condensed, consolidated financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the consolidated financial statements and accompanying notes in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
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
PROMOTIONAL ALLOWANCES
The Company promotes its branded products through cooperative advertising programs with retailers. Retailers also are offered in-store promotional allowances and rebates based on sales volumes. Certain products are promoted with direct consumer rebate programs and special purchasing incentives. Promotion costs (including allowances and rebates) incurred during the fiscal year are expensed to interim periods in relation to revenues and are recorded as a reduction of net sales. Accruals for expected payouts under these programs are included in the “Accrued liabilities” line in the Condensed, Consolidated Balance Sheets.
ADVERTISING
The Company advertises its branded products through national and regional media. Advertising costs incurred during the fiscal year are expensed to interim periods in relation to revenues. All advertising costs, except for external production costs, are expensed within the fiscal year in which such costs are incurred. External production costs for advertising programs are deferred until the period in which the advertising is first aired.
Scotts LawnService® promotes its service offerings primarily through direct mail campaigns. External costs associated with these campaigns that qualify as direct response advertising costs are deferred and recognized as advertising expense in proportion to revenues over a period not beyond the end of the subsequent calendar year. Costs that are not direct advertising costs are expensed within the fiscal year incurred on a monthly basis in proportion to net sales. The costs deferred at July 1, 2006, July 2, 2005 and September 30, 2005 were $3.9 million, $3.9 million and $2.4 million, respectively.
SHARE-BASED COMPENSATION AWARDS
In fiscal 2003, the Company began expensing prospective grants of employee share-based compensation awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” The Company adopted SFAS 123(R), “Share-Based Payment” effective October 1, 2005, following the modified prospective application approach. The Company was already in substantial compliance with SFAS 123(R) at the adoption date as the standard closely parallels SFAS 123. The adoption of SFAS 123(R) did not have a significant effect on the Company’s results of operations for the three or nine-month periods ended July 1, 2006.
The Company grants share-based awards annually to officers and other key employees of the Company and non-employee directors. Historically, these awards primarily included options with exercise prices equal to the market price of the underlying common shares on the date of grant with a term of 10 years. The Company also has awarded stock appreciation rights (“SARs”) with a stated price determined by the closing price of the Company’s common shares on the date of the grant. SARs result in less dilution than option awards as the SAR holder receives a net share settlement upon exercise. In recent years, the Company also has begun to grant awards of restricted stock and performance shares. Generally, in respect of grants to employees, a three-year cliff vesting schedule is used for all share-based awards unless decided otherwise by the Compensation and Organization Committee of the Board of Directors. Grants to non-employee directors typically vest in one year or less. The Company uses newly issued common shares or treasury shares, if available, in conjunction with its share-based compensation awards.
These share-based awards had been made under plans approved by the shareholders in 1992, 1996, and 2003. On January 26, 2006, the shareholders of Scotts Miracle-Gro approved the 2006 Long-Term Incentive Plan, providing for the availability of an additional 4.9 million common shares of the Company for grants under the terms of that plan. As of July 1, 2006, the Company had approximately 5.0 million common shares not subject to outstanding awards and available to support the grant of new share-based awards.
The following is a recap of the share-based awards granted over the periods indicated:

	NINE MONTHS ENDED
	JULY 1, 2006	JULY 2, 2005
Key employees
Options	801,400	949,600
Restricted stock	182,000	101,000
Performance shares	30,000	—
Board of Directors — Options	126,000	147,000

Total share-based awards	1,139,400	1,197,600

Aggregate fair value at grant dates (in millions)	$20.4	$14.9

Total share-based compensation and the tax benefit recognized on the compensation expense were as follows for the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 1, 2006	JULY 2, 2005	JULY 1, 2006	JULY 2, 2005
	(IN MILLIONS)		(IN MILLIONS)
Share-based compensation	$2.9	$2.7	$11.7	$7.4
Tax benefit recognized	1.1	1.0	4.4	2.8
Options/SARs
Aggregate option and stock appreciation right award activity consists of the following (number of options/SARs in millions):

		Weighted Average	Weighted Average
	No. of Options	Exercise Price	Remaining	Aggregate
	/ SARs	Per Share	Contractual Term	Intrinsic Value
				(IN MILLIONS)
Balance, September 30, 2005	6.4	$23.09
Granted	0.9	43.74
Exercised	(0.8)	20.14
Forfeited	(0.2)	34.66

Balance, July 1, 2006	6.3	26.08	5.9 years	$102.3

Exercisable, July 1, 2006	4.6	22.64	5.1 years	90.5
The fair value of each award granted has been estimated on the grant date with a binomial model using the assumptions noted in the following table. Expected market price volatility is based on implied volatilities from traded options on the Company’s common shares and historical volatility of the Company’s common shares. Historical data, including demographic factors impacting historical exercise behavior, is used to estimate option exercise and employee termination within the valuation model. The expected life shown below is used for purposes of calculating expected volatility while the risk neutral expected life that is an output of the model of 6.26 years represents the expected option holding period. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average assumptions for awards granted for the nine-month periods ended July 1, 2006 and July 2, 2005 are as follows:

	NINE MONTHS ENDED
	JULY 1, 2006	JULY 2, 2005
Market price volatility	23.0%	23.9%
Risk-free interest rates	4.4%	3.7%
Expected dividend yield	1.2%	—
Expected life of options/SARs in years	6.19	6.15
Weighted-average grant-date fair value per share	$12.09	$10.57
Restricted Stock
Aggregate restricted stock award activity is as follows:

		Weighted
		Average Grant-
		Date Fair Value
	No. of Shares	Per Share
Balance at September 30, 2005	114,400	$32.07
Granted (including 30,000 performance shares)	212,000	43.50
Vested	(10,400)	41.17
Forfeited	(9,200)	42.51

Balance at July 1, 2006	306,800	39.38

As of July 1, 2006, there was $18.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.3 years. Unearned compensation is amortized over the vesting period for the particular grant and is recognized as a component of “Selling, general and administrative” expense within the Condensed, Consolidated Statements of Operations.

The total intrinsic value of options exercised was $20.4 million and the total fair value of restricted stock vested was $0.5 million during the nine months ended July 1, 2006.
Cash received from option exercises under all share-based payment arrangements for the nine months ended July 1, 2006 was $15.6 million. The tax benefit realized for the tax deductions from option exercises under the share-based payment arrangements totaled $7.8 million for the nine months ended July 1, 2006.
LONG-LIVED ASSETS
Management assesses the recoverability of long-lived assets being amortized, as well as goodwill and other indefinite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Furthermore, goodwill and intangible assets not being amortized are reviewed for impairment annually during the first fiscal quarter. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value.
The Company performed its annual impairment analysis of goodwill and other indefinite-lived intangibles during the first quarter of fiscal 2006 and recorded a $1.0 million charge. A fiscal 2005 impairment charge of $22.0 million was recorded for the U.K. consumer business, reflecting a reduction in the value of the business resulting primarily from the decline in the profitability of its growing media business and unfavorable category mix trends.
For the first nine months of fiscal 2006, our U.K. consumer and Smith & Hawken businesses have performed below plan. We are in the process of evaluating the impact of these performance shortfalls. As such, we continue to assess the expected cash flows for these businesses, including a reassessment of their respective strategic plans. Decreases in the expected cash flows for these businesses may trigger impairments in future periods.
EARNINGS PER COMMON SHARE
The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase approximately 0.1 million common shares were outstanding at July 1, 2006 and July 2, 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the underlying common shares and, therefore, the impact would be antidilutive.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 1, 2006	JULY 2, 2005	JULY 1, 2006	JULY 2, 2005
	(IN MILLIONS, EXCEPT PER SHARE DATA)
Determination of common shares:
Average common shares outstanding	67.5	67.0	67.7	66.5
Assumed conversion of dilutive options and SARs and vesting of restricted stock	1.9	1.6	2.0	1.9

Diluted average common shares outstanding	69.4	68.6	69.7	68.4

Basic earnings per common share	$1.97	$1.33	$2.59	$1.64
Diluted earnings per common share	1.92	1.29	2.52	1.59
On October 27, 2005, the Company announced that Scotts Miracle-Gro’s Board of Directors had approved a $500.0 million share repurchase program. This repurchase program is authorized for five years. The Company currently anticipates allocating approximately $100.0 million per year on the program. Through July 1, 2006, the Company has reacquired 1.5 million common shares to be held in treasury at an aggregate cost of $73.3 million. Common shares held in treasury totaling 0.3 million shares have been reissued in support of share-based compensation awards and employee purchases of common shares under the employee stock purchase plan.
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
REVISIONS AND RECLASSIFICATIONS
Certain revisions and reclassifications have been made to the prior year’s financial statements to conform to the fiscal 2006 presentation.
Effective with the fiscal 2005 Form 10-K and 2005 Annual Report to Shareholders, the Company made changes to the Condensed, Consolidated Statements of Operations that management believes improve the overall presentation. As such, the fiscal 2005 quarterly condensed, consolidated financial statements presented herein have been revised to reflect these changes. With respect to the Marketing Agreement with Monsanto, the Company has made two presentational changes. First, amounts previously reported as net commission from the Marketing Agreement have been reclassified as net sales. Second, net sales and cost of sales have been adjusted to reflect certain reimbursements and costs associated with the Marketing Agreement on a gross basis that were previously reported on a net basis, with no effect on gross profit or net income. See further details regarding these matters in Note 3. Furthermore, the presentation of selling, general and administrative (“SG&A”) expenses presented on the face of the Condensed, Consolidated Statements of Operations have been simplified.
RECENT ACCOUNTING PRONOUNCEMENTS
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position. The provisions of FIN 48 will be effective as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management is currently evaluating the impact of adopting FIN 48 on the Company’s consolidated financial statements.
2. DETAIL OF INVENTORIES, NET
Inventories, net of provisions for slow moving and obsolete inventory of $15.9 million, $20.9 million, and $16.3 million, as of July 1, 2006, July 2, 2005 and September 30, 2005, respectively, consisted of:

	JULY 1,	JULY 2,	SEPTEMBER 30,
	2006	2005	2005
	(IN MILLIONS)
Finished goods	$312.6	$260.1	$216.0
Work-in-process	30.0	25.1	31.4
Raw materials	90.0	70.6	77.5

	$432.6	$355.8	$324.9

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
The annual gross commission under the Marketing Agreement is calculated as a percentage of the actual earnings before interest and income taxes (EBIT) of the consumer Roundup® business, as defined in the Marketing Agreement. Each year’s percentage varies in accordance with the terms of the Marketing Agreement based on the achievement of two earnings thresholds and on commission rates that vary by threshold and program year.
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
During the quarter ended July 2, 2005, the Company updated its assessment of the amounts deferred and previously considered a contingent obligation under the Marketing Agreement. Based on the strong performance and other economic developments surrounding the consumer Roundup® business, the Company concluded it probable that the deferred contribution payment that totaled $45.7 million as of July 2, 2005 would be paid. Since the recognition of this contingent obligation was for previously deferred contribution payments under the Marketing Agreement, the Company recorded this liability with a charge to net sales in the quarter ended July 2, 2005. This amount bore interest at 8% until it was paid in October 2005. The deferred contribution balance was recorded as a current liability at September 30, 2005.
Under the terms of the Marketing Agreement, the Company performs certain functions, primarily manufacturing conversion, selling and marketing support, on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred for these activities are charged to and reimbursed by Monsanto, for which the Company recognizes no gross profit or net income. Prior to the fourth quarter of fiscal 2005, these costs were recognized in the consolidated statements of operations on a net basis as a recovery of incurred costs. The Company records costs incurred under the Marketing Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in “Cost of sales” and the reimbursement of these costs in “Net sales,” with no effect on gross profit or net income. As disclosed in Note 22 — “Quarterly Consolidated Financial Information (Unaudited)” to the Consolidated Financial Statements included in the Company’s fiscal 2005 Annual Report on Form 10-K, net sales and cost of sales for the quarters in fiscal 2005 were revised to reflect this change. The related net sales and cost of sales were $11.5 million and $12.0 million for the three-month periods and $29.7 million and $32.6 million for the nine-month periods ended July 1, 2006 and July 2, 2005, respectively.
Net sales also have been revised to reflect the net commission associated with the Marketing Agreement. Prior to the fourth quarter of fiscal 2005, the elements of net commission were reported as separate line items in the Condensed, Consolidated Statements of Operations. The following table displays elements of the Marketing Agreement included in “Net sales.”

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 1, 2006	JULY 2, 2005	JULY 1, 2006	JULY 2, 2005
	(IN MILLIONS)		(IN MILLIONS)
Gross commission	$31.5	$31.2	$49.7	$53.4
Contribution expenses	(5.0)	(6.3)	(15.0)	(18.8)
Deferred contribution charge	—	(45.7)	—	(45.7)
Amortization of marketing fee	(0.2)	(0.8)	(0.6)	(2.5)

Net commission income (expense)	26.3	(21.6)	34.1	(13.6)
Reimbursements associated with Marketing Agreement	11.5	12.0	29.7	32.6

Total net sales associated with Marketing Agreement	$37.8	$(9.6)	$63.8	$19.0

4. IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES
FISCAL 2006 CHARGES
During the three and nine month periods ended July 1, 2006, the Company recorded $1.1 million and $6.9 million, respectively, of restructuring and other charges relating to the profit improvement plan initiated in fiscal 2005, consisting primarily of severance and related costs. In addition, an impairment charge of $1.0 million was recorded during the first quarter of fiscal 2006 for a tradename no longer in use in our U.K. consumer business.
FISCAL 2005 CHARGES
For the three month period ended July 2, 2005, the Company recorded a net credit to restructuring and other charges in selling, general and administrative expenses in the amount of $0.1 million. A $7.9 million reserve against outstanding receivables due from Central Garden & Pet Company was reversed resulting in a reduction to restructuring and other charges. Offsetting this reversal were costs relating primarily to the Company’s announced strategic improvement plan designed to significantly improve long-term earnings through a sustainable effort to reduce general and administrative costs. In relation to the plan, the Company recognized $7.8 million of severance and related costs. For the nine month period ended July 2, 2005, the Company recorded $1.2 million of impairment, restructuring and other charges. Offsetting the credit described above, the charges primarily represented Smith & Hawken® integration related severance charges. An impairment charge of $22.0 million was recorded during the first quarter of fiscal 2005 related to tradenames within the U.K. consumer business.
The following is the detail of impairment, restructuring and other charges reported in the Condensed, Consolidated Statements of Operations:

	NINE MONTHS ENDED
	JULY 1, 2006	JULY 2, 2005
	(IN MILLIONS)
Restructuring and other charges:
Severance	$5.5	$6.7
Other related costs	1.4	(5.5)

	6.9	1.2
Impairment of other intangibles	1.0	22.0

	$7.9	$23.2

The following is a roll forward of the restructuring and other charges, which are included in “accrued liabilities” at end of period. The restructuring activities to which these costs apply are expected to be largely completed in fiscal 2006.

	NINE MONTHS ENDED
	JULY 1, 2006	JULY 2, 2005
	(IN MILLIONS)
Amounts reserved for restructuring and other charges at beginning of fiscal year	$15.6	$5.3
Restructuring expense	6.9	1.2
Payments and other	(15.3)	3.4

Amounts reserved for restructuring and other charges	$7.2	$9.9

5. LONG-TERM DEBT
The components of long-term debt are as follows:

	JULY 1,	JULY 2,	SEPTEMBER 30,
	2006	2005	2005
	(IN MILLIONS)
Credit Agreement:
Revolving loans	$401.7	$—	$166.2
Term loans	—	396.0	—
6 5/8% Senior Subordinated Notes	200.0	200.0	200.0
Notes due to sellers	6.1	8.7	8.1
Foreign bank borrowings and term loans	9.9	10.1	6.8
Other	8.5	7.0	12.4

	626.2	621.8	393.5
Less current portions	13.0	18.1	11.1

	$613.2	$603.7	$382.4

6. STATEMENT OF COMPREHENSIVE INCOME
The components of other comprehensive income and total comprehensive income for the three and nine month periods ended July 1, 2006 and July 2, 2005, are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 1,	JULY 2,	JULY 1,	JULY 2,
	2006	2005	2006	2005
	(IN MILLIONS)		(IN MILLIONS)
Net income	$133.3	$88.5	$175.4	$109.0
Other comprehensive income:
Change in valuation of derivative instruments	0.1	(0.9)	0.2	1.3
Foreign currency translation adjustments	1.7	(1.2)	2.4	—

Comprehensive income	$135.1	$86.4	$178.0	$110.3

7. RETIREMENT AND RETIREE MEDICAL PLANS COST INFORMATION
The following summarizes the net periodic benefit cost for the various retirement and retiree medical plans sponsored by the Company:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 1,	JULY 2,	JULY 1,	JULY 2,
	2006	2005	2006	2005
	(IN MILLIONS)		(IN MILLIONS)
Frozen defined benefit plans	$0.5	$0.6	$1.4	$1.9
International benefit plans	2.0	1.6	6.0	4.8
Retiree medical plan	0.6	0.8	2.2	2.3
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
At July 1, 2006, $3.6 million was accrued for environmental and regulatory matters, primarily related to the Marysville facility. Most of the accrued costs are expected to be paid in fiscal 2006 and 2007; however, payments could be made for a period thereafter. While the amounts accrued are believed to be adequate to cover known environmental exposures based on current facts and estimates of likely outcome, the adequacy of these accruals is based on several significant assumptions:
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
If there is a significant change in the facts and circumstances surrounding these assumptions, it could have a material impact on the ultimate outcome of these matters and the Company’s results of operations, financial position and cash flows.
U.S. Horticultural Supply, Inc. (F/K/A E.C. Geiger, Inc.)
On November 5, 2004, U.S. Horticultural Supply, Inc. (“Geiger”) filed suit against the Company in the U.S. District Court for the Eastern District of Pennsylvania. This complaint alleges that the Company conspired with another distributor, Griffin Greenhouse Supplies, Inc., to restrain trade in the horticultural products market, in violation of Section 1 of the Sherman Antitrust Act. Geiger has not specified the amount of monetary damages it is seeking. On June 2, 2006, the Court denied the Company’s motion to dismiss the complaint. The Company is currently engaged in discovery relating to Geiger’s claim. The deadline for fact discovery is March 8, 2007.

The Company intends to vigorously defend against Geiger’s claims. The Company believes that Geiger’s claims are without merit and that the likelihood of an unfavorable outcome is remote. Therefore, no accrual has been established related to this matter. However, the Company cannot predict the ultimate outcome with certainty. If the above action is determined adversely to the Company, the result could have a material adverse effect on the Company’s results of operations, financial position and cash flows. Because Geiger has not specified an amount of monetary damages in the case (which may be trebled under the antitrust statutes) and discovery has not yet commenced, any potential exposure that the Company may face cannot be reasonably estimated at this time.
Other
The Company has been named a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on the Company’s historic use of vermiculite in certain of its products. The complaints in these cases are not specific about the plaintiffs’ contacts with the Company or its products. The Company in each case is one of numerous defendants and none of the claims seeks damages from the Company alone. The Company believes that the claims against it are without merit and is vigorously defending them. It is not currently possible to reasonably estimate a probable loss, if any, associated with the cases and, accordingly, no accrual or reserves have been recorded in the consolidated financial statements. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material adverse effect on the Company’s financial condition result of operations, or cash flows.
The Company has pursued and continues to pursue insurance coverage for a number of the cases described in the preceding paragraph. The Company recovered a substantial portion of past defense costs from one carrier during the second quarter of fiscal 2006 and that carrier has agreed to cover a portion of the future defense costs, subject to policy limits. Approximately $10.6 million has been recorded for the nine month period ended July 1, 2006, and has been included in the “Selling, general and administrative” expense line of the Condensed, Consolidated Statement of Operations. The Company continues to pursue coverage from other carriers, although there can be no assurance as to the results of these efforts.
The Company is involved in other lawsuits and claims which arise in the normal course of business. These claims individually and in the aggregate are not expected to result in a material adverse effect on the Company’s results of operations, financial position or cash flows.
9. ACQUISITIONS
In late May and early June 2006, the Company consummated two acquisitions designed to strengthen the Company’s overall global position in the turfgrass seed category. First, the Company completed the acquisition of certain assets, including brands, turfgrass varieties and intellectual property, from Oregon based Turf-Seed, Inc., a leading producer of quality commercial turfgrasses for the professional seed business. The transaction includes a 49% equity interest in Turf-Seed Europe, which distributes Turf-Seed’s grass varieties throughout the European Union and other countries in the region. Second, the Company completed the acquisition of certain assets of Oregon based Landmark Seed, a leading producer and distributor of quality professional seed and turfgrasses, including its brands, turfgrass varieties and intellectual property.
We continue to view strategic acquisitions as a means to enhance our strong core businesses. The following recaps key acquisitions made over the last two years:

Date of Acquisition	Assets Acquired	Consideration	Reasons for the Acquisition
June 2006	Certain brands and assets of Landmark Seed Company, a leading producer and distributor of quality professional seed and turfgrasses.	Cash of $6.1 million with an additional $1.0 million deferred to future periods.	Transaction enhances the Company’s position in the global turfgrass seed industry, and compliments the acquisition of Turf-Seed, Inc.

May 2006	Certain brands, turfgrass varieties, intellectual property and other assets of Turf-Seed, Inc., a leading producer of quality commercial turfgrasses.	Cash of $9.3 million with contingent consideration based on future performance of the business due in 2012 that may approximate $15.0 million.	Integration of Turf-Seed’s extensive professional seed sales and distribution network with the Company’s existing presence and industry leading brands in the consumer seed market will strengthen the Company’s overall global position in the seed category. The Company also obtains rights to various turfgrass varieties.

Date of Acquisition	Assets Acquired	Consideration	Reasons for the Acquisition
November 2005	All the outstanding shares of Gutwein, whose Morning Song® brand is a leader in the growing U.S. wild bird food category.	$77.0 million in cash.	This acquisition gives the Company its entry into the growing wild birdseed category. We are leveraging the strengths of both organizations to accelerate growth in this category.

October 2005	All the outstanding shares of Rod McLellan Company (“RMC”), a leading branded producer and marketer of soil and landscape products in the western U.S. Key brands include Supersoil®, Whitney Farms™ and Black Magic®	$21.0 million in cash.	RMC compliments our existing line of growing media products and has been integrated into that business.

October 2004	All the outstanding shares of Smith & Hawken®, a leading brand in the outdoor living and gardening lifestyle category.	$73.6 million in cash.	Our strategy is to extend our reach into adjacent lawn and garden categories and to own industry-leading brands in every category in which we compete. We consider the Smith & Hawken brand to be the premier brand in the fast-growing outdoor living category.
In addition to the above acquisitions, we continue to invest in the growth of our Scotts LawnService® business, making over $95.0 million in acquisitions over the past five years, including $4.1 million and $6.4 million in fiscal 2006 and 2005, respectively.
Preliminary allocation of purchase price to assets acquired and liabilities assumed has been recorded for all acquisitions made during fiscal 2006, based on estimated fair values at the date of the acquisitions. The Company expects to finalize purchase accounting allocations for the Gutwein and RMC acquisitions prior to the end of fiscal 2006. Purchase price allocations for the assets acquired from Turf-Seed, Inc, and Landmark Seed will be completed during fiscal 2007.
On a pro forma basis, net sales for the three and nine months ended July 2, 2005 would have been $933.8 million and $2,041.3 million, respectively (an increase of $32.6 million and $80.2 million, respectively) had the acquisitions of Rod McLellan Company and Gutwein occurred as of October 1, 2004. The pro forma reported net income for the three and nine months ended July 2, 2005 would have increased by $1.9 million and $3.1 million or 3 cents and 4 cents per diluted common share, respectively. Pro forma results have not been provided for other acquisitions as the effects are not material.
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

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	JULY 1,	JULY 2,	JULY 1,	JULY 2,
	2006	2005	2006	2005
	(IN MILLIONS)		(IN MILLIONS)
Net sales:
North America	$770.3	$687.5	$1,596.5	$1,405.5
Scotts LawnService®	75.3	59.8	128.7	102.3
International	144.5	142.0	353.0	376.2
Corporate & Other	57.9	57.6	126.8	122.8

	1,048.0	946.9	2,205.0	2,006.8
Roundup® deferred contribution charge	—	(45.7)	—	(45.7)

	$1,048.0	$901.2	$2,205.0	$1,961.1

Operating income (loss):
North America	$205.4	$181.3	$356.8	$318.1
Scotts LawnService®	19.5	17.0	(5.4)	(3.5)
International	21.7	21.3	41.1	45.8
Corporate & Other	(11.3)	(18.1)	(56.7)	(72.0)

	235.3	201.5	335.8	288.4
Roundup® deferred contribution charge	—	(45.7)	—	(45.7)
Amortization	(4.9)	(3.4)	(12.2)	(10.6)
Impairment of intangibles	—	—	(1.0)	(22.0)
Restructuring	(1.1)	(0.1)	(6.9)	(1.2)

	$229.3	$152.3	$315.7	$208.9

	JULY 1,	JULY 2,	SEPTEMBER 30,
	2006	2005	2005
	(IN MILLIONS)
Total assets:
North America	$1,589.7	$1,482.1	$1,219.3
Scotts LawnService®	164.4	148.8	146.7
International	581.5	537.1	463.1
Corporate & Other	210.9	191.3	189.8

	$2,546.5	$2,359.3	$2,018.9

Segment operating income or loss represents earnings before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. Accordingly, the Corporate & Other operating loss for the three and nine month periods ended July 1, 2006 and July 2, 2005 includes unallocated corporate general and administrative expenses, and certain other income/expense items not allocated to the business segments, as well as our Smith & Hawken® direct-to-consumer business.
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
The following unaudited information presents condensed, consolidating statements of operations and statements of cash flows for the three and nine month periods ended July 1, 2006 and July 2, 2005 and condensed, consolidating balance sheets as of July 1, 2006, July 2, 2005, and September 30, 2005.

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 1, 2006
(IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
Net sales	$—	$866.6	$181.4	$—	$1,048.0
Cost of sales	—	524.5	117.5	—	642.0

Gross profit	—	342.1	63.9	—	406.0
Operating expenses:
Selling, general and administrative	—	142.1	38.1	—	180.2
Impairment, restructuring and other charges	—	0.1	1.0	—	1.1
Equity income in subsidiaries	(136.6)	—	—	136.6	—
Intracompany allocations	—	(10.2)	10.2	—	—
Other income, net	—	(4.1)	(0.5)	—	(4.6)

Income from operations	136.6	214.2	15.1	(136.6)	229.3
Interest expense	3.3	5.2	4.7	—	13.2

Income before income taxes	133.3	209.0	10.4	(136.6)	216.1
Income taxes	—	81.3	1.5	—	82.8

Net income	$133.3	$127.7	$8.9	$(136.6)	$133.3

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED JULY 1, 2006
(IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
Net sales	$—	$1,765.0	$440.0	$—	$2,205.0
Cost of sales	—	1,115.9	283.1	—	1,399.0
Cost of sales — restructuring and other	—	—	0.1	—	0.1

Gross profit	—	649.1	156.8	—	805.9
Operating expenses:
Selling, general and administrative	—	384.7	104.7	—	489.4
Impairment, restructuring and other charges	—	4.5	3.3	—	7.8
Equity income in subsidiaries	(185.3)	—	—	185.3	—
Intracompany allocations	—	(18.7)	18.7	—	—
Other income, net	—	(6.0)	(1.0)	—	(7.0)

Income from operations	185.3	284.6	31.1	(185.3)	315.7
Interest expense	9.9	11.3	11.6	—	32.8

Income before income taxes	175.4	273.3	19.5	(185.3)	282.9
Income taxes	—	94.5	13.0	—	107.5

Net income	$175.4	$178.8	$6.5	$(185.3)	$175.4

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED JULY 1, 2006
(IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES
Net income	$175.4	$178.8	$6.5	$(185.3)	$175.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Impairment of intangible assets	—	—	1.0	—	1.0
Stock — based compensation expense	—	11.7	—	—	11.7
Depreciation	—	33.0	5.4	—	38.4
Amortization	—	7.0	5.2	—	12.2
Equity income in subsidiaries	(185.3)	—	—	185.3	—
Net change in certain components of working capital	1.3	(186.7)	(69.3)	—	(254.7)
Net changes in other assets and liabilities and other adjustments	—	6.9	13.2	—	20.1

Net cash (used in) provided by operating activities	(8.6)	50.7	(38.0)	—	4.1

INVESTING ACTIVITIES
Investment in property, plant and equipment	—	(27.3)	(9.3)	—	(36.6)
Investment in acquired businesses, net of cash acquired	(97.1)	(22.2)	—	—	(119.3)

Net cash used in investing activities	(97.1)	(49.5)	(9.3)	—	(155.9)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	—	417.0	289.4	—	706.4
Repayments under revolving and bank lines of credit	—	(411.5)	(84.2)	—	(495.7)
Dividends paid	(25.2)	—	—	—	(25.2)
Purchase of common shares	(73.3)	—	—	—	(73.3)
Payments on seller notes	—	(3.5)	—	—	(3.5)
Excess tax benefits from share-based payment arrangements	—	5.6	—	—	5.6
Cash received from the exercise of stock options	15.6	—	—	—	15.6
Intracompany financing	188.6	(38.8)	(149.8)	—	—

Net cash provided by (used in) financing activities	105.7	(31.2)	55.4	—	129.9

Effect of exchange rate changes on cash	—	—	5.6	—	5.6

Net (decrease) increase in cash	—	(30.0)	13.7	—	(16.3)
Cash and cash equivalents, beginning of period	—	42.5	37.7	—	80.2

Cash and cash equivalents, end of period	$—	$12.5	$51.4	$—	$63.9

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING BALANCE SHEET
AS OF JULY 1, 2006
(IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$12.5	$51.4	$—	$63.9
Accounts receivable, net	—	471.8	190.3	—	662.1
Inventories, net	—	331.7	100.9	—	432.6
Prepaid and other assets	—	49.6	15.1	—	64.7

Total current assets	—	865.6	357.7	—	1,223.3
Property, plant and equipment, net	—	307.6	48.4	—	356.0
Goodwill	—	349.1	124.2	—	473.3
Intangible assets, net	—	347.2	125.7	—	472.9
Other assets	9.0	10.2	1.8	—	21.0
Investment in affiliates	1,032.7	—	—	(1,032.7)	—
Intracompany assets	298.4	—	—	(298.4)	—

Total assets	$1,340.1	$1,879.7	$657.8	$(1,331.1)	$2,546.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$3.0	$10.0	$—	$13.0
Accounts payable	—	179.2	61.4	—	240.6
Accrued liabilities	1.4	182.9	110.4	—	294.7
Accrued taxes	—	103.9	4.5	—	108.4

Total current liabilities	1.4	469.0	186.3	—	656.7
Long-term debt	200.0	21.4	391.8	—	613.2
Other liabilities	—	106.8	31.1	—	137.9
Intracompany liabilities	—	148.2	150.2	(298.4)	—

Total liabilities	201.4	745.4	759.4	(298.4)	1,407.8
Shareholders’ equity	1,138.7	1,134.3	(101.6)	(1,032.7)	1,138.7

Total liabilities and shareholders’ equity	$1,340.1	$1,879.7	$657.8	$(1,331.1)	$2,546.5

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 2, 2005
(IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
Net sales	$390.5	$337.6	$173.1	$—	$901.2
Cost of sales	285.1	173.1	109.2	—	567.4

Gross profit	105.4	164.5	63.9	—	333.8
Operating expenses:
Selling, general and administrative	111.4	38.7	38.5	—	188.6
Impairment, restructuring and other charges	(0.6)	—	0.5	—	(0.1)
Equity income in subsidiaries	(83.9)	—	—	83.9	—
Intracompany allocations	(15.2)	6.6	8.6	—	—
Other income, net	(4.7)	(1.6)	(0.7)	—	(7.0)

Income from operations	98.4	120.8	17.0	(83.9)	152.3
Interest expense (income)	9.0	(0.1)	2.7	—	11.6

Income before income taxes	89.4	120.9	14.3	(83.9)	140.7
Income taxes	1.3	45.9	5.4	—	52.6

Income from continuing operations	88.1	75.0	8.9	(83.9)	88.1
Income from discontinued operations	0.4	—	—	—	0.4

Net income	$88.5	$75.0	$8.9	$(83.9)	$88.5

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED JULY 2, 2005
(IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
Net sales	$893.4	$619.3	$448.4	$—	$1,961.1
Cost of sales	599.0	358.1	281.4	—	1,238.5
Cost of sales — restructuring and other	—	—	0.1	—	0.1

Gross profit	294.4	261.2	166.9	—	722.5
Operating expenses:
Selling, general and administrative	287.3	101.4	108.1	—	496.8
Impairment, restructuring and other charges	0.6	—	22.5	—	23.1
Equity income in subsidiaries	(102.5)	—	—	102.5	—
Intracompany allocations	(29.0)	8.0	21.0	—	—
Other (income) expense, net	(4.9)	(3.6)	2.2	—	(6.3)

Income from operations	142.9	155.4	13.1	(102.5)	208.9
Interest expense (income)	31.5	(4.9)	8.2	—	34.8

Income before income taxes	111.4	160.3	4.9	(102.5)	174.1
Income taxes	2.5	60.9	1.9	—	65.3

Income from continuing operations	108.9	99.4	3.0	(102.5)	108.8
Income from discontinued operations	0.1	—	0.1	—	0.2

Net income	$109.0	$99.4	$3.1	$(102.5)	$109.0

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 2, 2005
(IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES
Net income	$109.0	$99.4	$3.1	$(102.5)	$109.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment of intangible assets	—	—	22.0	—	22.0
Stock-based compensation expense	7.4	—	—	—	7.4
Depreciation	26.5	5.3	5.7	—	37.5
Amortization	2.7	4.4	3.5	—	10.6
Deferred taxes (benefit)	5.8	2.3	(0.9)	—	7.2
Equity income in subsidiaries	(102.5)	—	—	102.5	—
Net change in certain components of working capital	(17.8)	(48.7)	(67.5)	—	(134.0)
Net changes in other assets and liabilities and other adjustments	1.6	4.4	1.5	—	7.5

Net cash provided by (used in) operating activities	32.7	67.1	(32.6)	—	67.2

INVESTING ACTIVITIES
Redemption of available for sale securities	57.2	—	—	—	57.2
Investment in property, plant and equipment	(13.8)	(3.0)	(2.5)	—	(19.3)
Investment in acquired businesses, net of cash acquired	—	(76.7)	—	—	(76.7)

Net cash provided by (used in) investing activities	43.4	(79.7)	(2.5)	—	(38.8)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	44.2	—	410.4	—	454.6
Repayments under revolving and bank lines of credit	(45.3)	—	(389.2)	—	(434.5)
Repayments of term loans	(3.0)	—	—	—	(3.0)
Financing fees, net	(0.4)	—	(0.1)	—	(0.5)
Payments on seller notes	(0.7)	(5.1)	—	—	(5.8)
Cash received from the exercise of stock options	23.7	—	—	—	23.7
Intracompany financing	(46.6)	19.9	26.7	—	—

Net cash provided by (used in) financing activities	(28.1)	14.8	47.8	—	34.5

Effect of exchange rate changes on cash	—	—	(1.7)	—	(1.7)

Net increase in cash	48.0	2.2	11.0	—	61.2
Cash and cash equivalents, beginning of period	82.4	1.3	31.9	—	115.6

Cash and cash equivalents, end of period	$130.4	$3.5	$42.9	$—	$176.8

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING BALANCE SHEET
AS OF JULY 2, 2005
(IN MILLIONS)
(UNAUDITED)

		SUBSIDIARY	NON-
	PARENT	GUARANTORS	GUARANTORS	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$130.4	$3.5	$42.9	$—	$176.8
Accounts receivable, net	172.9	209.2	163.0	—	545.1
Inventories, net	184.8	75.1	95.9	—	355.8
Prepaid and other assets	36.5	10.2	21.4	—	68.1

Total current assets	524.6	298.0	323.2	—	1,145.8
Property, plant and equipment, net	178.8	107.2	40.9	—	326.9
Goodwill	19.9	286.6	116.1	—	422.6
Intangible assets, net	14.9	305.3	124.8	—	445.0
Other assets	19.0	—	—	—	19.0
Investment in affiliates	1,344.6	—	—	(1,344.6)	—
Intracompany assets	—	428.7	—	(428.7)	—

Total assets	$2,101.8	$1,425.8	$605.0	$(1,773.3)	$2,359.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$5.0	$3.0	$10.1	$—	$18.1
Accounts payable	97.4	52.2	62.3	—	211.9
Accrued liabilities	170.9	50.1	97.7	—	318.7
Accrued taxes	62.9	2.5	2.7	—	68.1

Total current liabilities	336.2	107.8	172.8	—	616.8
Long-term debt	600.3	3.3	0.1	—	603.7
Other liabilities	100.1	(2.3)	24.2	—	122.0
Intracompany liabilities	48.4	—	380.3	(428.7)	—

Total liabilities	1,085.0	108.8	577.4	(428.7)	1,342.5
Shareholders’ equity	1,016.8	1,317.0	27.6	(1,344.6)	1,016.8

Total liabilities and shareholders’ equity	$2,101.8	$1,425.8	$605.0	$(1,773.3)	$2,359.3

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
On November 9, 2005, we executed a 2-for-1 stock split to shareholders of record on November 2, 2005. As of July 1, 2006, we had approximately 66.9 million common shares outstanding. All share and per share information referred to in this MD&A and elsewhere in this Form 10-Q has been adjusted to reflect this stock split for all periods presented.
EXECUTIVE SUMMARY
We are dedicated to delivering strong, consistent financial results and outstanding shareholder returns by providing consumers with products of superior quality and value to enhance their outdoor living environments. We are a leading manufacturer and marketer of consumer branded products for lawn and garden care and professional horticulture in North America and Europe. We are Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We entered the North America wild bird food category with the acquisition of Gutwein & Co. Inc. (“Gutwein”) in November 2005, and the outdoor living category with the acquisition of Smith & Hawken® in October 2004. Also, in the United States, we operate what we believe to be the second largest residential lawn service business, Scotts LawnService®. We have a presence in the consumer and professional business in Australia, the Far East, Latin America and South America. In fiscal 2006, our operations are divided into the following reportable segments: North America, Scotts LawnService®, International, and Corporate & Other. The Corporate & Other segment consists of our Smith & Hawken® direct-to-consumer business, and corporate general and administrative expenses.
As a leading consumer branded lawn and garden company, we focus our marketing efforts, including advertising and consumer research, on creating consumer demand to pull products through the retail distribution channels. In the past three years, we have spent approximately 5% of our net sales annually on media advertising to support and promote our products and brands. We have applied this consumer marketing focus for the past several years, and believe that we receive a significant return on these marketing expenditures. We expect to continue our marketing efforts focused toward the consumer and make additional targeted investments in consumer marketing in the future to continue to drive sales and market share growth. A portion of our SG&A cost savings from our long-term strategic improvement plan initiated in fiscal 2005 has been reinvested to strengthen our brands and relationships with consumers. Our spending on advertising in fiscal 2006 currently is expected to increase by approximately 15%.
Due to the nature of our lawn and garden business, significant portions of our shipments occur in the second and third fiscal quarters. The percentage of our net sales by quarter for each of the past three fiscal years follows.

	Percent Net Sales by Quarter
	2005	2004	2003
First Quarter	10.4%	8.7%	9.0%
Second Quarter	34.3%	35.2%	35.1%
Third Quarter	38.0%	38.2%	37.7%
Fourth Quarter	17.3%	17.9%	18.2%
Over the past few years, retailers have reduced their pre-season inventories as they have come to place greater reliance on our ability to deliver products “in season” when consumers buy our products. In addition, our sales are susceptible to global weather conditions. For instance, periods of wet weather or drought can adversely impact sales of certain products, while increasing demand for other products.
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
The long-term strategic improvement plan (“Project Excellence”), initiated in June 2005, is focused on improving organizational effectiveness, implementing better business processes, reducing SG&A expenses, and increasing spending on consumer marketing and innovation. We are in the process of reinvesting $25.0 million of our Project Excellence SG&A savings for fiscal 2006 in consumer marketing, technology and innovation. Additional Project Excellence savings are expected to increase fiscal 2006 pre-tax earnings by $25.0 to $30.0 million. We have incurred approximately $6.9 million in restructuring charges associated with Project Excellence for the first nine months of fiscal 2006 and approximately $33.2 million since the inception of the project.
We continue to view strategic acquisitions as a means to enhance our strong core businesses and expand into adjacent categories. Note 9 to the accompanying condensed, consolidated financial statements recaps key acquisitions made over the last two years, representing an investment of approximately $200 million. In addition, we continue to invest in the growth of our Scotts LawnService® business, making over $95.0 million in acquisitions over the past five years.
Based on the levels of cash flow generated by our business in recent years and our improving financial condition, our Board of Directors approved two actions designed to return a portion of our excess cash flow to shareholders. On June 22, 2005, we announced the initiation of an annual dividend of 50-cents per share, to be paid in 12.5-cent quarterly increments beginning in the fourth quarter of fiscal 2005. In October 2005, we announced a five-year $500 million share repurchase program. We anticipate allocating approximately $100 million per year to the program. Through July 1, 2006, we have reacquired 1.5 million of our common shares to be held in treasury at an aggregate cost of $73.3 million. Common shares held in treasury totaling 0.3 million shares have been reissued in support of share-based compensation awards and purchases of common shares under our employee stock purchase plan.
RESULTS OF OPERATIONS
The following table sets forth the components of income and expense as a percentage of net sales for the three and nine-month periods ended July 1, 2006 and July 2, 2005:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 1,	JULY 2,	JULY 1,	JULY 2,
	2006	2005	2006	2005
	(UNAUDITED)		(UNAUDITED)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.3	63.0	63.5	63.2

Gross profit	38.7	37.0	36.5	36.8
Operating expenses:
Selling, general and administrative	17.1	20.9	22.1	25.2
Impairment, restructuring and other charges	0.1	—	0.4	1.2
Other income, net	(0.4)	(0.8)	(0.3)	(0.3)

Income from operations	21.9	16.9	14.3	10.7
Interest expense	1.3	1.3	1.5	1.8

Income before income taxes	20.6	15.6	12.8	8.9
Income taxes	7.9	5.8	4.9	3.3

Income from continuing operations	12.7%	9.8%	7.9%	5.6%

Net sales for the third quarter and first nine months of fiscal 2006 grew 16.3% and 12.4%, respectively, versus the comparable periods of fiscal 2005. However, acquisitions, foreign exchange rates and a Roundup® deferred contribution liability charge in the third quarter of fiscal 2005 have a significant impact on the rate of sales growth, as displayed in the following table:

	Fiscal 2006
	Third Quarter	First Nine-Months
Net sales growth	16.3%	12.4%
Impact of $46 million charge in third quarter of fiscal 2005 associated with deferred contribution liability under Roundup® agreement	(5.6)	(2.5)
Acquisitions	(3.7)	(3.6)
Foreign exchange rate	(0.6)	0.6

Adjusted net sales growth	6.4%	6.9%

The adjusted net sales growth of 6.4% for the quarter and 6.9% for the nine-month period was driven by strong growth in our North American consumer business (7.0% for the quarter and 8.3% for the year excluding acquisitions) and the Scotts LawnService® business (26% sales growth for the quarter and nine-month period). By contrast, the lawn and garden market has been difficult in Europe as net sales have been essentially flat for the quarter and nine-month period after adjusting for the effect of exchange rates. An extended winter in much of Europe, followed by drought conditions, particularly in the United Kingdom (“U.K.”), exacerbated an already weak consumer environment.
As a percentage of net sales, gross profit was 38.7% of net sales in the third quarter of fiscal 2006 compared to 37.0% in the third quarter of fiscal 2005. However, this increase is the result of the Roundup® charge (see following paragraph) taken in the third quarter of fiscal 2005. Excluding this charge, the gross profit rate was 40.1% in last year’s third quarter, indicating a decline of 140 basis points. For the first nine months of fiscal 2006, our gross profit percentage declined by 30 basis points, from 36.8% to 36.5%. Excluding the effect on the Roundup® charge, the gross profit rate decline is 180 basis points. The Morning Song® acquisition contributed 50 basis points of the decline for the quarter and 40 basis points of the year-over-year decline. The remaining gross margin decline was experienced broadly across all businesses with similar impacts for the quarter and year-to-date periods. Factors contributing to this decline include increased costs for fuel and commodities slightly exceeding price increases and faster growth in lower margin product lines.
The net commission from the Roundup® marketing agreement in the third quarter of fiscal 2005 was a loss of $21.6 million, which includes a charge of $45.7 million resulting from recording a liability for the outstanding balance of the deferred contribution amounts payable to Monsanto under the Roundup® marketing agreement. Previously, we had not recognized the deferred contribution amounts based on management’s evaluation of the surrounding facts and circumstances. However, due to increasingly strong financial performance of the Roundup® business coupled with numerous other factors, we concluded that it would be appropriate to record the liability in the third quarter of fiscal 2005.
Selling, General and Administrative

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 1,	JULY 2,	JULY 1,	JULY 2,
	2006	2005	2006	2005
	(IN MILLIONS)		(IN MILLIONS)
	(UNAUDITED)		(UNAUDITED)
Advertising	$50.9	$49.8	$115.4	$105.5
Selling, general and administrative	124.6	136.2	362.4	383.2
Amortization of intangibles	4.7	2.6	11.6	8.1

	$180.2	$188.6	$489.4	$496.8

Our increased spending on advertising for the nine months reflects the reinvestment of a portion of our Project Excellence savings in media advertising. SG&A expenses were $124.6 million in the third quarter and $362.4 million for the first nine months of fiscal 2006, compared to $136.2 million for the third quarter and $383.2 million for the first nine months of fiscal 2005. The decrease in SG&A expenses for the first nine months reflects the savings generated by our Project Excellence initiative coupled with a $10.6 million benefit from an insurance recovery relating to past legal costs incurred in our defense of lawsuits regarding our use of vermiculite. Increases in SG&A spending occurred in our rapidly expanding Scotts LawnService® business in the amount of $3.6 million for the third quarter and $10.9 million for the first nine months, our wild bird food acquisition which added $1.1 million and $3.1 million in spending during the third quarter and first nine months, respectively, and increased stock-based compensation expense of $0.2 million for the quarter and $4.3 million for the first nine months.
Impairment, Restructuring and Other Charges, net

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 1,	JULY 2,	JULY 1,	JULY 2,
	2006	2005	2006	2005
	(IN MILLIONS)		(IN MILLIONS)
	(UNAUDITED)		(UNAUDITED)
Impairment charges	$—	$—	$1.0	$22.0
Restructuring — severance and related	1.1	(0.1)	6.8	1.1

	$1.1	$(0.1)	$7.8	$23.1

We performed our annual impairment analysis of indefinite-lived intangibles and goodwill during the first quarter of fiscal 2006, which resulted in an impairment charge associated with a tradename no longer in use in our U.K. consumer business. The first quarter fiscal 2005 impairment charge of $22.0 million was for indefinite-lived tradenames in our U.K. consumer business, reflecting a reduction in the value of the business resulting primarily from the decline in the profitability of its growing media business and unfavorable category mix trends. For the first nine months of fiscal 2006, our U.K. consumer and Smith & Hawken businesses have performed below plan. We are in the process of evaluating the impact of these performance shortfalls. As such, we continue to assess the expected cash flows for these businesses, including a reassessment of their respective strategic plans. Decreases in the expected cash flows for these businesses may trigger impairments in future periods.
Restructuring activities in the third quarter and first nine months of fiscal 2006 relate to further organizational reductions associated with Project Excellence initiated in the third quarter of fiscal 2005. We continue to evaluate our organization and operating efficiencies. As a result of these ongoing evaluations, there may be further restructuring charges in future quarters.
Interest expense for the third quarter and first nine months of fiscal 2006 was $13.2 million and $32.8 million, respectively, compared to $11.6 million and $34.8 million for the same periods of fiscal 2005. The third quarter increase is driven primarily by the increase in interest rates. The decrease in interest expense for the year-to-date period was primarily due to the benefits derived from our refinancing in July 2005.
Income tax expense was calculated assuming an effective tax rate of 38.0% for fiscal 2006 and 37.5% for fiscal 2005. We increased the estimate of our effective tax rate for fiscal 2006 to 38.0% in the third quarter from 37.0% for the first six months. This year-to-date tax rate revision results in an effective rate of 38.3% for the third quarter. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the fiscal year. Factors affecting the estimated rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits, the existence of elements of income and expense that may not be taxable or deductible, as well as other items. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year.
Diluted average common shares used in the diluted earnings per common share calculation increased from 68.6 million for the quarter and 68.4 million for the nine months ended July 2, 2005 to 69.4 million for the quarter and 69.7 million for the nine months ended July 1, 2006. These increases are attributable to a growth in average common shares outstanding of 0.5 million quarter-to-quarter and 1.2 million for the comparable year-to-date periods resulting primarily from common shares issued for option exercises which were partially offset by common shares acquired under our share repurchase program. Diluted average common shares also include 1.9 million and 2.0 million equivalent shares for the quarter and year-to-date periods, respectively, in fiscal 2006 to reflect the effect of the assumed conversion of dilutive options and the vesting of restricted common share awards. Equivalent common shares used in fiscal 2005 were 1.6 million for the third quarter and 1.9 million for the year-to-date period.
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
The following table sets forth net sales by segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 1,	JULY 2,	JULY 1,	JULY 2,
	2006	2005	2006	2005
	(IN MILLIONS)		(IN MILLIONS)
	(UNAUDITED)		(UNAUDITED)
North America	$770.3	$687.5	$1,596.5	$1,405.5
Scotts LawnService®	75.3	59.8	128.7	102.3
International	144.5	142.0	353.0	376.2
Corporate & other	57.9	57.6	126.8	122.8

	1,048.0	946.9	2,205.0	2,006.8
Roundup® deferred contribution charge	—	(45.7)	—	(45.7)

	$1,048.0	$901.2	$2,205.0	$1,961.1

The following table sets forth operating income by segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 1,	JULY 2,	JULY 1,	JULY 2,
	2006	2005	2006	2005
	(IN MILLIONS)		(IN MILLIONS)
	(UNAUDITED)		(UNAUDITED)
North America	$205.4	$181.3	$356.8	$318.1
Scotts LawnService®	19.5	17.0	(5.4)	(3.5)
International	21.7	21.3	41.1	45.8
Corporate & other	(11.3)	(18.1)	(56.7)	(72.0)

	235.3	201.5	335.8	288.4
Roundup® deferred contribution charge	—	(45.7)	—	(45.7)
Amortization	(4.9)	(3.4)	(12.2)	(10.6)
Impairment of intangibles	—	—	(1.0)	(22.0)
Restructuring and other charges	(1.1)	(0.1)	(6.9)	(1.2)

	$229.3	$152.3	$315.7	$208.9

North America
North America segment net sales were $770.3 million in the quarter and $1,596.5 million for the first nine months of fiscal 2006, an increase of 12.0% and 13.6% from the quarter and first nine months of fiscal 2005, respectively. Excluding the impact of the acquisitions, North America sales increased 7.0% and 8.3% for the quarter and first nine months of fiscal 2006, respectively. Lawn and garden fertilizers and growing media sales drove the increase. Point-of-sales at our top three customers in the North America segment increased 11.6% for the quarter and 12.6% for the year-to-date period, showing continued strong consumer demand for our products.
Operating income generated by the North America segment was $205.4 million in the quarter and $356.8 million for the first nine months of fiscal 2006, an increase of 13.3% and 12.2% from the quarter and first nine months of fiscal 2005, respectively. An increase in net sales drove an increase in gross margin dollars; however, the gross margin rate for the quarter and year-to-date periods decreased by approximately 120 and 190 basis points, respectively. Increases in pricing both last year and in fiscal 2006 were designed to cover cost increases only, contributing to the decline in the gross margin rate. However, the increase in input costs during the first nine months of fiscal 2006 slightly exceeded additional revenues from pricing. A sales mix that included a higher percentage of lower margin products than in the comparable periods of the prior year also served to reduce margins. SG&A spending increased by approximately $1.7 million for the quarter and $9.6 million for the year-to-date period with the year-to-date increase due largely to additional media advertising.
Scotts LawnService®
Scotts LawnService® revenues increased 25.9% to $75.3 million in the third quarter of fiscal 2006. Revenues increased 25.8% to $128.7 million in first nine months of fiscal 2006. Average customer count increased 10.7% compared to last year and customer retention has remained at a high level in the face of an uncertain economy and price increases taken to offset rising commodity and fuel costs. Revenue growth exceeded customer count growth due to pricing, a shift in customer mix to higher value programs, increased ala carte services and timing related to an earlier start to the treating season in calendar 2006 and the amount of carryover revenue from fiscal 2005 into the first quarter of fiscal 2006.
The higher operating loss for Scotts LawnService® for the first nine months of fiscal 2006 is primarily attributable to higher planned SG&A spending as the business continues its rapid growth track.
International
Net sales for the International segment in the third quarter and first nine months of fiscal 2006 were $144.5 million and $353.0 million, respectively, an increase of 1.8% and a decrease of 6.2% versus the third quarter and first nine months of fiscal 2005. Excluding the effect of exchange rates, net sales were essentially flat for the quarter while declining 1.6% for the first nine months. The retail environment in Europe is challenging with category sales down 7% in the U.K. and 10% in France, our two largest European markets. We believe our listing improvements have resulted in market share gains of about 300 basis points in the U.K. and 200 basis points in France. However, these gains have not resulted in net sales growth due to the category declines.

Operating income for the quarter was essentially flat while the first nine months of fiscal 2006 declined by $4.7 million. Lower sales and gross margins which were partially offset by reduced SG&A spending are responsible for the year-over-year decline.
Corporate & Other
Net sales for this segment increased $0.3 million for the quarter and $4.0 million year to date. These increases are due to our Smith & Hawken® business and driven by revenues relating to our exclusive arrangement with Target that kicked off this spring. The net expense for Corporate & Other decreased by $6.8 million in the quarter and $15.3 million for the first nine months of fiscal 2006. A higher Smith & Hawken® operating loss for the year-to-date period, increased spending on wellness initiatives, and higher stock-based compensation expenses were more than offset by savings generated from Project Excellence and a benefit of $10.6 million from a recovery from one of our insurance carriers related to legal expenses incurred in the last several years to defend ourselves in several lawsuits regarding our use of vermiculite.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities was $4.1 million and $67.2 million for the nine months ended July 1, 2006 and July 2, 2005, respectively. The reduced level of operating cash flow in fiscal 2006 versus the prior year is due largely to increased investments in accounts receivable and inventories and the payment of $43.0 million for the Roundup® deferred contribution amount. The receivables increase is due to the timing of sales in the quarter and a shift in customer mix towards customers with longer payment terms. There is no deterioration in the quality of our receivables as past dues continue to be well managed. Smith & Hawken® inventories are up $18.0 million compared to the prior year due to sales not meeting expectations. Lastly, increased costs coupled with a pull forward of some fertilizer production from fiscal 2007 as part of our inventory hedging strategy have added about $15.9 million to inventories.
Cash used in investing activities was $155.9 million and $38.8 million for the nine months ended July 1, 2006 and July 2, 2005, respectively. Our acquisitions of Gutwein and RMC required a net cash outlay of approximately $98.0 million in the first quarter of 2006, which was financed with borrowings under our existing lines of credit. Our acquisition of Smith & Hawken® in the first quarter of fiscal 2005 required a cash outlay of approximately $70.0 million financed in large part through the redemption of $57.2 million of investments. Capital spending of $36.6 million was done in the normal course of business, compared to the $19.3 million spent in the first nine months of fiscal 2005. The increase in capital spending was partially due to approximately $4.0 million spent acquiring peat bogs in Scotland along with $4.5 million in new Smith and Hawken® stores.
Financing activities provided cash of $129.9 million and $34.5 million for the nine months ended July 1, 2006 and July 2, 2005, respectively. The higher financing needs in the first nine months of fiscal 2006 were due to an increase in accounts receivable, a higher level inventory, acquisitions, higher capital spending, the purchase of common shares for treasury stock in accordance with our previously announced share repurchase program, and the payment of quarterly cash dividends initiated in the fourth quarter of fiscal 2005. Also, investing activities for the first nine months of fiscal 2005 were partially funded by the sale of securities. Our more efficient borrowing arrangements negotiated toward the end of fiscal 2005 allowed us to pay-down debt, eliminating the need for short-term investments, which were not carried into fiscal 2006.
Our primary sources of liquidity are cash generated by operations and borrowings under our revolving credit agreement. Our revolving credit agreement consists of a $1.05 billion multi-currency revolving credit commitment (increased from $1.0 billion in February 2006), which extends through July 21, 2010. We may also request an additional $100 million in revolving credit commitments, subject to approval from our lenders. As of July 1, 2006, there was $626.5 million available under our revolving credit agreement. Furthermore, as of July 1, 2006, we had $200 million of 6 5/8% Senior Subordinated Notes outstanding. At July 1, 2006, we were in compliance with all of our debt covenants.
Prior to September 2005, we had not paid dividends on our common shares. Based on the levels of cash flow generated by our business in recent years and our improving financial condition, our Board of Directors approved an annual dividend of 50-cents per share to be paid at 12.5 cents each quarter beginning in the fourth quarter of fiscal 2005. Our third quarter dividend was paid on June 1, 2006, and we anticipate the approval of a fourth quarter dividend.
On October 27, 2005, we announced that our Board of Directors had approved a $500 million share repurchase program. This repurchase program is authorized for five years. We currently anticipate allocating approximately $100 million per year on the program. Through July 1, 2006, we have reacquired 1.5 million of our common shares to be held in treasury at an aggregate cost of $73.3 million. A total of 0.3 million of our common shares held in treasury have been reissued to support the exercise of employee held options and employee purchases of common shares under our employee stock purchase plan. We did not repurchase any common shares in fiscal 2005.

In our opinion, cash flows from operations and capital resources will be sufficient to meet debt service and working capital needs during fiscal 2006 and thereafter for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control. Reference should be made to Item 1A. Risk Factors, in our Annual Report on Form 10-K for a more complete discussion of risks associated with our debt, credit facility and related covenants.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preceding discussion and analysis of the consolidated results of operations and financial position should be read in conjunction with our Condensed, Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. Our Annual Report on Form 10-K for fiscal, 2005 includes additional information about the Company, our operations, our financial position, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks have not changed significantly from those disclosed in the Company’s Annual Report on Form 10-K for fiscal, 2005.
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
In addition, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended July 1, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The pending material legal proceeding disclosure with material developments since the second quarter of fiscal 2006 is as follows:
U.S. Horticultural Supply, Inc. (F/K/A E.C. Geiger, Inc.)
On November 5, 2004, U.S. Horticultural Supply, Inc. (“Geiger”) filed suit against the Company in the U.S. District Court for the Eastern District of Pennsylvania. This complaint alleges that the Company conspired with another distributor, Griffin Greenhouse Supplies, Inc., to restrain trade in the horticultural products market, in violation of Section 1 of the Sherman Antitrust Act. Geiger has

not specified the amount of monetary damages it is seeking. On June 2, 2006, the Court denied the Company’s motion to dismiss the complaint. The Company is currently engaged in discovery relating to Geiger’s claim. The deadline for fact discovery is March 8, 2007.
The Company intends to vigorously defend against Geiger’s claims. The Company believes that Geiger’s claims are without merit and that the likelihood of an unfavorable outcome is remote. Therefore, no accrual has been established related to this matter. However, the Company cannot predict the ultimate outcome with certainty. If the above action is determined adversely to the Company, the result could have a material adverse effect on the Company’s results of operations, financial position and cash flows. Because Geiger has not specified an amount of monetary damages in the case (which may be trebled under the antitrust statutes) and discovery has not yet commenced, any potential exposure that the Company may face cannot be reasonably estimated at this time.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) Issuer Purchases of Equity Securities
The following table shows the purchases of common shares of Scotts Miracle-Gro made by or on behalf of the Company or any “affiliated purchaser” of Scotts Miracle-Gro as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, for each of the three months in the quarter ended July 1, 2006:

				Approximate Dollar
			Total Number of	Value of Common Shares
			Common Shares	that May Yet Be
	Total Number of		Purchased as Part	Purchased
	Common Shares	Average Price	of Publicly Announced	Under the Plans or
Period	Purchased	Paid Per Share	Plans or Programs(1)	Programs
April 2 through April 30, 2006	190,000	$45.57	190,000	$45,434,352
May 1 through May 31, 2006	210,000	43.61	210,000	36,275,458
June 1 through July 1, 2006	220,000	41.39	220,000	27,169,856

Total	620,000	$43.43	620,000

[1]	Scotts Miracle-Gro repurchases its common shares under a share repurchase program that was approved by the Board of Directors and publicly announced on October 27, 2005 (the “Share Repurchase Program”). Under the Share Repurchase Program, Scotts Miracle-Gro is authorized to purchase up to $100 million of Scotts Miracle-Gro common shares through September 30, 2006.
ITEM 5. OTHER INFORMATION
(a) At the 2006 Annual Meeting of Shareholders of Scotts Miracle-Gro held on January 26, 2006, The Scotts Company LLC Executive/Management Incentive Plan (the “EMIP Plan”) was approved by Scotts Miracle-Gro’s shareholders. A copy of the EMIP Plan was filed as Exhibit 10.4 to Scotts Miracle-Gro’s Current Report on Form 8-K dated and filed on February 2, 2006. The EMIP Plan is a performance-based compensation plan as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The EMIP Plan provides annual cash awards to the executive officers and management of the Company based upon the Company’s achievement of established financial targets.
All managers and more senior level employees (including executive officers of the Company) of The Scotts Company LLC (a wholly-owned subsidiary of Scotts Miracle-Gro) and all “affiliates” and “subsidiaries” as defined in Internal Revenue Code Section 414(b) and (c) are eligible to participate in the EMIP Plan upon recommendation by management and in the case of covered employees (as defined in Internal Revenue Code Section 162(m)) approval by the Compensation and Organization Committee of Scotts Miracle-Gro.
Unless the Incentive Review Committee, which is comprised of the Chief Executive Officer, the Executive Vice President, Global Human Resources and the Chief Financial Officer of The Scotts Company LLC, specifies otherwise, or the participant has an employment agreement with the Company or one of its subsidiaries which contains more stringent provisions regarding confidentiality, noncompetition and nonsolicitation, each participant in the EMIP Plan must execute an employee confidentiality, noncompetition, nonsolicitation agreement, which if breached will result in forfeiture of any future payment under the EMIP Plan and will oblige the participant to return to The Scotts Company LLC any monies paid to the participant under the EMIP Plan within the three years prior to breach.
A copy of the specimen form of the Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in the EMIP Plan is filed with this Quarterly Report on Form 10-Q as Exhibit 10.1 and incorporated herein by reference. Each of the following executive officers of the Company has executed the form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement:

Name and Principal Position	Date of Employee Confidentiality,
with The Scotts Miracle-Gro Company	Noncompetition, Nonsolicitation Agreement

Christopher L. Nagel, Executive Vice President and Chief Financial Officer	August 7, 2006

David M. Aronowitz, Executive Vice President, General Counsel and Corporate Secretary	May 11, 2006

Denise S. Stump, Executive Vice President, Global Human Resources	August 8, 2006
This list of executive officers is also filed with this Quarterly Report on Form 10-Q as Exhibit 10.2.
Neither James Hagedorn, Chief Executive Officer and Chairman of the Board of the Company, nor Robert F. Bernstock, President of the Company, is a party to the form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement in light of the provisions contained in his respective employment agreements with The Scotts Company LLC addressing confidentiality, noncompetition and nonsolicitation.
The Employee Confidentiality, Noncompetition, Nonsolicitation Agreement contains confidentiality provisions under which a participant in the EMIP Plan agrees to maintain the confidentiality of any “confidential information” (as that term is defined in the Employee Confidentiality, Noncompetition, Nonsolicitation Agreement) of The Scotts Company LLC and its affiliates and not to directly or indirectly disclose or reveal confidential information to any person or use confidential information for the participant’s own personal benefit or for the benefit of any person other than The Scotts Company LLC and its affiliates. The Employee Confidentiality, Noncompetition, Nonsolicitation Agreement also contains provisions which prevent a participant from engaging in specified competitive and solicitation activities during the participant’s employment with The Scotts Company LLC and its affiliates, and for an additional two years thereafter.
(b) Also at Scotts Miracle-Gro’s 2006 Annual Meeting of Shareholders held on January 26, 2006, The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (the “2006 Plan”) was approved by Scotts Miracle-Gro’s shareholders. The 2006 Plan authorizes the grant to third party service providers of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, cash-based awards or other stock-based awards not described by one of the foregoing awards. For purposes of the 2006 Plan, a “third party service provider” means any consultant, agent, advisor, or independent contractor who renders services to the Company, a subsidiary of the Company or an affiliate of the Company, which services (a) are not in connection with the offer or sale of the Company’s securities in a capital raising transaction and (b) do not directly or indirectly promote or maintain a market for the Company’s securities. A copy of the 2006 Plan was filed as Exhibit 10.2 to Scotts Miracle-Gro’s Current Report on Form 8-K dated and filed on February 2, 2006. The specimen form of Award Agreement for Third Party Service Providers to evidence awards to third party service providers under the 2006 Plan is filed with this Quarterly Report on Form 10-Q as Exhibit 10.3 and incorporated herein by reference.
ITEM 6. EXHIBITS
See Index to Exhibits at page 36 for a list of the exhibits filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

/s/ Christopher L. Nagel Christopher L. Nagel
Date: August 10, 2006
Executive Vice President and Chief Financial Officer,
(Principal Financial and Principal Accounting Officer)
(Duly Authorized Officer)

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 1, 2006
INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION

10.1	Specimen form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Executive/Management Incentive Plan	*

10.2	Executive Officers of The Scotts Miracle-Gro Company who are parties to form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Executive/Management Incentive Plan	*

10.3	Specimen form of Award Agreement for Third Party Service Providers to evidence awards under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan to third party service providers	*

31(a)	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	*

31(b)	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	*

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	*

*	Filed herewith