Form 10-K
period 2006-09-30
SCOTTS MIRACLE-GRO CO
filed 2006-12-14
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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

The aggregate market value of Common Shares (the only common equity of the registrant) held by non-affiliates of the registrant computed by reference to the price at which Common Shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2006) was approximately $2,102,627,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The number of Common Shares of the registrant outstanding as of November 28, 2006 was 67,413,056.

DOCUMENT INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for Registrant’s 2007 Annual Meeting of Shareholders to be held January 25, 2007, are incorporated by reference into Part III hereof.

PART I

ITEM 1.	BUSINESS

Company Description

The Scotts Miracle-Gro Company, an Ohio corporation (“Scotts Miracle-Gro” and, together with its subsidiaries, the “Company”), traces its roots to two businesses launched by entrepreneurs. In 1868, Civil War veteran O.M. Scott launched a seed business in Marysville, Ohio, based on the conviction that “farmers shall have clean, weed-free fields.” Beginning in 1907, the Company expanded its reach by selling grass seed to consumers and eventually exited the agricultural market. By 1988 — both through innovation and acquisition — the Company had become a leading marketer of lawn fertilizer, grass seed and growing media products within the United States.

Separately, Horace Hagedorn and his partner Otto Stern launched Stern’s Miracle-Gro Products, Inc. in 1951 in New York. Their easy-to-use plant food quickly revolutionized the gardening category. Through aggressive and innovative marketing, Miracle-Gro® eventually became the leading plant food product in the gardening industry. In 1995, The Scotts Company combined with Stern’s Miracle-Gro through a series of merger transactions, marking the start of a significant evolution for the Company.

In the late 1990’s, the Company launched a geographic and category expansion. It acquired companies with industry-leading brands in France, Germany and the United Kingdom. In fiscal 1999, the Company acquired the Ortho® brand in the United States and exclusive rights for the marketing and distribution of consumer Roundup®* brand products within the United States and other specified countries, thereby adding industry-leading controls to its portfolio. The Company has rapidly expanded into the lawn care service industry with the launch of Scotts LawnService® in 1998. Since fiscal 2002, the Company has invested nearly $100 million in the acquisitions of local and regional lawn care businesses to provide a platform for our rapid expansion throughout the U.S. In October 2004, the Company entered the fast growing outdoor living category with the acquisition of Smith & Hawken, Ltd. The Company entered the North America wild bird food category in fiscal 2006 with the acquisition of Gutwein & Co., Inc. and its Morning Song® brand of bird food.

As Scotts Miracle-Gro celebrates its 100th Anniversary in selling products to consumers, we own the leading brands in nearly every category of the lawn and garden industry. A list of some of our North America leading consumer brands is as follows:

Category	Brands

Lawns	Scotts®; Turf Builder®
Gardens	Miracle-Gro®; Osmocote®
Growing Media	Miracle-Gro®; Scotts®; Hyponex®; Earthgro®; SuperSoil® (acquired October 3, 2005)
Grass Seed	Scotts®; Turf Builder®
Controls	Ortho®; Bug-B-Gon®; Weed-B-Gon®; Roundup®*
Outdoor Living	Smith & Hawken® (acquired October 2, 2004)
Wild Bird Food	Morning Song® (acquired November 18, 2005)

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

Business Segments

In fiscal 2006, we divided our business into the following reportable segments:

•	North America;

*  Roundup® is a registered trademark of Monsanto Technology LLC, a company affiliated with Monsanto Company.

•	Scotts LawnService®;

•	International; and

•	Corporate & Other.

These reportable segments are consistent with the Company’s structure and the management of these units. Financial information about these segments for the three years ended September 30, 2006 is presented in Note 21 of the Notes to Consolidated Financial Statements.

North America

In our North America segment, the Company manufactures and markets products that provide easy, reliable and effective assistance to homeowners who seek to nurture beautiful, weed- and pest-free lawns, gardens and indoor plants. These products incorporate many of the best technologies available. In addition, we manufacture and market a broad line of professional products designed to meet the specific needs of commercial nurseries, greenhouses and specialty crop growers in North America. The North America segment sells products in the following categories:

Lawns A complete line of granular lawn fertilizer and combination products which include fertilizer and crabgrass control, weed control or pest control is sold under the Scotts® Turf Builder® brand name. The Turf Builder® line of products is designed to make it easy for do-it-yourself consumers to select and properly apply the right product in the right quantity for their lawns.

Gardens A complete line of plant foods is marketed under the Miracle-Gro® brand name. In fiscal 2006, we introduced Miracle-Gro® LiquaFeed®, an innovative product that allows consumers to easily feed and water their outdoor plants simultaneously. In addition to our high-quality water-soluble plant food, we have liquid plant foods, and a continuous-release line of plant foods for extended feeding and convenience.

Growing Media A complete line of growing media products for indoor and outdoor uses is marketed under the Miracle-Gro®, Scotts®, Hyponex®, Earthgro®, Nature Scapes®, Whitney Farms and SuperSoil brand names, as well as other labels. These products include potting mix, garden soils, topsoil, manures, sphagnum peat and decorative barks and mulches. The addition of the Miracle-Gro® brand name and fertilizer to potting mix and garden soils has turned previously low-margin commodity products into value-added category leaders.

Grass Seed We offer a broad line of grass seed products for both the consumer and the professional user. The fiscal 2006 acquisitions of certain brands and assets from Turf-Seed, Inc. and Landmark Seed Company allowed for the integration of these companies’ extensive professional grass seed sales and distribution networks with the Company’s existing professional presence and industry-leading brands in the consumer grass seed market. Our leading grass seed products are sold under the Scotts® Pure Premium®, Classic®, Turf Builder® and PatchMaster® brand names in the consumer market and the Scotts Turf-Seedtm and the Scotts Landmarktm brand names in the professional market.

Controls A broad line of weed control, indoor and outdoor pest control and plant disease control products is marketed under the Ortho® brand name. Ortho® products are available in aerosol, liquid ready-to-use, concentrated, granular and dust forms. Ortho® control products include Weed-B-Gon®, Bug-B-Gon®, Home Defense MAX®, Ortho MAX®, Brush-B-Gon®, RosePride®, Ortho-Klor® and Orthene® Fire Ant Killer.

In fiscal 1999, the Company entered into a long-term marketing agreement with Monsanto and became Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products in the consumer lawn and garden market within the United States and other specified countries, including Australia, Austria, Belgium, Canada, France, Germany, Holland and the United Kingdom. (See the “Roundup® Marketing Agreement” discussion later in this Item 1 for a more detailed explanation of the Company’s agreement with Monsanto.)

Wild Bird Food Effective November 18, 2005, the Company acquired Gutwein & Co., Inc. (“Gutwein”). Through its Morning Song® brand, Gutwein is a leader in the growing North America wild bird food category, generating approximately $80.0 million in annual revenues. Morning Song® products are sold at leading mass retailers, grocery, pet and general merchandise stores.

Other Consumer Products The Company also manufactures and markets several lines of high-quality lawn spreaders under the Scotts® brand name — Deluxe EdgeGuard® spreaders, SpeedyGreen® rotary spreaders, AccuGreen® drop spreaders and Handy Green®II handheld spreaders. We sell a line of hose-end applicators for water-soluble plant foods such as Miracle-Gro® products, and lines of applicators under the Ortho®, Dial ’N Spray®, and Pull ’N Spray® trademarks for the diluted application of control products sold in the concentrated form.

The following businesses are also included in the results of the North America segment:

North American Professional The Company sells professional products to commercial nurseries, greenhouses and specialty crop growers in North America, the Caribbean and throughout Latin America, the Far East, New Zealand and Japan. Our professional products include a broad line of sophisticated controlled-release fertilizers, water-soluble fertilizers, pesticide products and wetting agents which are sold under brand names that include Banrot®, Miracle-Gro®, Osmocote®, Peters®, Poly-S®, Rout®, ScottKote®, Sierrablen®, Shamrock® and Sierra®.

Canada The Company believes it is the leading marketer of branded consumer lawn and garden products in the Canadian market. We sell a full range of lawn and garden fertilizer, control products, grass seed, spreaders, and value-added growing media products under the Scotts®, Turf Builder®, Miracle-Gro®, Killex®, and Roundup® brands.

Scotts LawnService®

Through this segment, the Company provides residential lawn care, lawn aeration, tree and shrub care and external pest control services in the United States. These services consist primarily of fertilizer, weed control, pest control and disease control applications. As of September 30, 2006, Scotts LawnService® had 77 company-operated locations serving 44 metropolitan markets and 82 independent franchises primarily operating in secondary markets.

International

In the International segment, the Company sells consumer lawn and garden products in more than 25 countries outside of North America. We also sell a broad line of professional products throughout Europe to commercial nurseries, greenhouses and specialty retailers.

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

Corporate & Other

Smith & Hawken® Effective October 2, 2004, the Company acquired Smith & Hawken®, a leading brand in the fast growing outdoor living and gardening lifestyle category. Smith & Hawken® products, which include high-end outdoor furniture, pottery, garden tools, gardening containers and live goods, are sold in the United States through its 58 retail stores, as well as through catalog and Internet sales.

Competitive Marketplace

Our major customers include home improvement centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, commercial nurseries and greenhouses, and specialty crop growers. Each of our segments participates in markets that are highly competitive and many of our competitors sell their products at prices lower than ours. The Company attributes its market leadership and continued success in the lawn and garden category to our industry-leading brands, innovative products, award-winning advertising, supply chain excellence, highly knowledgeable field sales and merchandising organization, and the strength of our relationships with major retailers in our product categories.

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

We have the second largest market share position in the U.S. do-it-for-me lawn care service market. We compete against TruGreen-ChemLawn®, a division of ServiceMaster, which has the leading market share in the U.S. lawn care service market and has a substantially larger share of this market than Scotts LawnService®, as well as numerous regional and local lawn care services operations.

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

Significant Customers

Approximately 70% of our worldwide net sales in fiscal 2006 were made by our North America segment. Within the North America segment, approximately 30% of our net sales in fiscal 2006 were made to Home Depot, 16% to Wal*Mart and 15% to Lowe’s. We face strong competition for the business of these significant customers. The loss of any of these customers or a substantial decrease in the volume or profitability of our business with any of these customers could have a material adverse effect on our earnings and profits.

Competitive Strengths

Strong Brands

By far, the Company considers its industry-leading brands to be its single largest competitive advantage, though hardly its only advantage. The Company believes it has the leading market share in every major U.S. category in which its North American business competes. The Company also owns many of the leading brands in the European marketplace.

Scotts Miracle-Gro has helped to build the awareness of its brands through a continuous increase in its investment in advertising. As a result, consumer awareness of the Company’s key brands — especially in the United States — rivals that of nearly any other consumer products company. The strength of the Scotts® brand, in particular, has been a critical aspect of the success of Scotts LawnService®. The Company believes it has successfully grown its service business because of the high level of consumer confidence associated with the Scotts® brand.

Trademarks, Patents and Licenses

The Company considers its brands, patents and licenses all to be key competitive advantages. We pursue a vigorous brand protection strategy consisting of registration and maintenance of key trademarks and proactive monitoring and enforcement activities to protect against infringement. The Scotts®, Miracle-Gro®, Hyponex®, Smith & Hawken® and Ortho® brand names and logos, as well as a number of product trademarks, including Turf Builder®, Osmocote® and Bug-B-Gon®, are federally and/or internationally registered and are considered material to our business.

As of September 30, 2006, we held 95 issued patents in the United States covering fertilizer, chemical and growing media compositions and processes; grass varieties; and mechanical dispensing devices such as applicators, spreaders and sprayers. Many of these have similar patents which have also been issued or are pending internationally, bringing our total worldwide patent portfolio to 419 United States and International patents and applications. The issued patents provide protection generally extending to 20 years from the date of filing, subject to the payment of applicable governmental maintenance and annuity fees. Accordingly, many of our patents will extend well into the next decade.

In addition, we continue to file new patent applications each year covering new, commercially significant developments conceived by our R&D associates. Currently, we have 137 pending patent applications, worldwide, including 19 pending U.S. applications some of which have been allowed for issuance of patents. We also hold exclusive and non-exclusive patent licenses and supply arrangements with various active ingredient and raw material suppliers, permitting the use and sale of additional patented fertilizers, pesticides and mechanical devices.

During fiscal 2006, we were granted 3 United States and 31 foreign national patents. Representative of the patent coverage provided by these new patents are coated fertilizers that are specifically formulated to act as starter fertilizers for new plantings; containers having metering apparatus for control of liquid dispensing; and the design of spray devices. Internationally, we continue to extend patent coverage of our core fertilizer technologies including controlled-release and water-soluble products and the like. We also are extending protection of our developments in regard to growing media and mechanical devices such as applicator, sprayer and spreader technologies to additional countries within our Canadian, European, Asian/Pacific and South American markets.

Eight United States patents expired in fiscal 2006. These expired patents covered sulfur coated fertilizer compositions; granular controlled-release coated fertilizers; Kentucky Bluegrass and St. Augustine Grass plant varieties; and various mechanical devices. The loss of these patents is not expected to materially affect our business.

Supply Chain and Sales Force

Because the Company sells a substantial majority of its products to a small number of retail accounts, it is critical to maintain strong relationships with these partners. We believe our supply chain and sales force have become major competitive advantages that have allowed us to build relationships with our key retail partners that is unrivaled in the industry.

Major investments in technology have allowed the Company’s supply chain to be a more efficient supplier to its key retail accounts. The Company considers its order fill rate — which measures the accuracy of shipments — to be an important measure of customer service. In fiscal 2006, the Company achieved a customer service rate of 99.2 percent in its core North American business, its highest ever. Additionally, the supply chain has helped the Company to significantly improve its inventory turns over the past several years, as well as those of its retail partners.

The Company’s nationwide sales force is another major competitive advantage. By increasing the size of the sales force over several years, the Company has taken a more proactive role in helping our retail partners merchandise the lawn and garden department and maximize the productivity of this space. In addition to working closely with our retail partners on building merchandising displays, taking orders, etc., our sales force works directly with consumers as well. By serving as “in-store counselors” on weekends, our associates help consumers answer their lawn and garden questions, which, we believe, drives higher sales of our products.

Research and Development

As the Company views its commitment to innovation as a competitive advantage, the Company continually invests in research and development to improve existing or develop new products, manufacturing processes and packaging and delivery systems. Spending on research and development was $35.1 million, $38.0 million and $34.4 million in fiscal 2006, fiscal 2005, and fiscal 2004, including registrations of $8.2 million, $7.5 million and $6.8 million, respectively. The Company’s long-standing commitment to innovation is evidenced by a portfolio of patents worldwide that supports many of our fertilizers, grass seeds and application devices. In addition to the benefits of our own research and development, we benefit from the research and development activities of our suppliers.

Our research and development worldwide headquarters is located at the Dwight G. Scott Research Center in Marysville, Ohio. We also have research and development facilities in the United Kingdom, France, the Netherlands and Sydney, Australia, as well as several research field stations located throughout the United States.

The Company’s biotechnology program is evidence of its commitment to responsible research in search of more effective and easier-to-use products that are preferred by consumers and are better for the environment. By employing technology already proven in agriculture, the Company is working to develop turf varieties that could one day require less maintenance, less water and fewer chemical inputs to resist insects, weeds and disease.

Before a product enhanced with biotechnology may be sold in the United States, it must be “deregulated” by appropriate governmental agencies. Deregulation involves compliance with the rules and regulations of, and cooperation with, the United States Department of Agriculture (the “USDA”), Animal and Plant Health Inspection Service, the United States Environmental Protection Agency (the “U.S. EPA”) and/or the Food and Drug Administration (the “FDA”). As part of the deregulation process for any product enhanced with biotechnology, we are required to present evidence to the USDA in the form of scientifically rigorous studies showing that the product poses no additional toxicological or ecological risk than products of the same species that have not been enhanced with biotechnology. We are also required to satisfy other agencies, such as the U.S. EPA and the FDA, as to their appropriate areas of regulatory authority. This process typically takes years to complete and also includes at least two opportunities for public comment. Therefore, any enhanced product for which we seek commercialization through submission of a petition for deregulation will be subjected to rigorous and thorough governmental regulatory review.

We submitted a petition for deregulation of a non-residential turfgrass product enhanced with biotechnology to the USDA on April 14, 2003. This turfgrass has been shown, through our research trials, to provide simple, more flexible and better weed control for golf courses in a manner we believe is more environmentally friendly. The USDA has a variety of options in adjudicating a petition to “deregulate” a biotechnology-derived plant product. The USDA has decided to employ the formal Environmental Impact Statement (“EIS”) process to judge the acceptability of our petition for deregulation. We welcome this process as the most thorough evaluative step available to the USDA.

We believe there is a substantial market for turfgrass products enhanced with biotechnology, and our product, if approved, can capture a significant portion of this market. However, there can be no assurance our petition for deregulation of this product will be approved, or if approved and commercially introduced, this product will generate any revenues or contribute to our earnings.

Roundup® Marketing Agreement

Under the terms of the marketing agreement with Monsanto, the Company is Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® products (with additional rights to new products containing glyphosate or other similar non-selective herbicides) in the consumer lawn and garden market within the United States and other specified countries, including Australia, Austria, Belgium, Canada, France, Germany, Holland and the United Kingdom.

Under the marketing agreement, we and Monsanto are jointly responsible for developing global consumer and trade marketing programs for consumer Roundup®. We have assumed responsibility for sales support, merchandising, distribution and logistics for consumer Roundup®. Monsanto continues to own the consumer Roundup® business and provides significant oversight of its brand. In addition, Monsanto continues to own and operate the agricultural Roundup® business.

We are compensated under the marketing agreement based on the success of the consumer Roundup® business in the markets covered by the agreement. We receive a graduated commission to the extent that the earnings before interest and taxes of the consumer Roundup® business in the included markets exceed specified thresholds. Regardless of these earnings, we are required to make an annual contribution payment against the overall expenses of the consumer Roundup® business. For fiscal 2006, and until 2018 or the earlier termination of the agreement, the minimum annual contribution payment will be $20 million.

The gross commission earned under the marketing agreement, the contribution payments to Monsanto and the amortization of the initial marketing fee paid to Monsanto are included in net sales in the Company’s Consolidated Statements of Operations. For fiscal 2006, fiscal 2005 and fiscal 2004, the net amount earned under the marketing agreement was income of $39.9 million, an expense of $5.3 million (including a $45.7 million charge for contribution payments previously deferred under the marketing agreement), and income of $28.5 million, respectively. For further details, see Note 3 of the Notes to Consolidated Financial Statements.

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

The Company has rights similar to Monsanto’s to terminate the marketing agreement upon an uncured material breach, material fraud or material willful misconduct by Monsanto. In addition, we may terminate the agreement upon Monsanto’s sale of the consumer Roundup® business or in certain other circumstances, in which case we would not be able to collect the termination fee described below.

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

Strategic Initiatives

The Company has developed a strategic plan that focuses its efforts and capitalizes on its strengths to further own the relationship with its consumers and distance itself from the competition. The execution of this strategy will sustain future growth and further secure the Company’s franchise. The critical elements of this strategy are as follows.

Profit and Marketing Improvement Plan

In fiscal 2005, we initiated a plan called Project Excellence to significantly strengthen the Company which led to a significant reduction of purchasing and selling, general and administrative costs by reducing headcount and implementing better business processes. Savings from this program allowed the Company to increase advertising and promotional expenditures in the North America consumer business by approximately 18 percent in fiscal 2006. The Company estimates the program also resulted in approximately $25 million in pre-tax profit improvement for the year.

Exploiting New Lawn & Garden Opportunities

We believe that the power of our brands provides us with significant opportunities to expand our business into adjacent lawn and garden categories. In October 2004, we acquired Smith & Hawken®, a leading brand in the fast growing outdoor living and gardening lifestyle category. The addition of the Smith & Hawken® brand and its network of retail stores, catalog and Internet sales will be the foundation for our future expansion into “outdoor living” categories. In November 2005, we acquired Gutwein whose Morning Song® brand is a leader in the North America wild bird food category. This is the Company’s first entrance into this attractive and growing category.

Strengthen our International Business

We have explored the strategic options for our International business and determined that the best option for maximizing shareholder value is to sharpen our focus for the business by: (i) improving our competitive position; (ii) reducing costs in the business to improve profitability and to allow for marketing investments; and (iii) aligning the organization by category rather than by geography to better leverage our knowledge of the marketplace and the consumer. We plan to achieve these goals through a variety of initiatives, including reducing the complexity of the business and the product portfolio, improving supply chain efficiency and effectiveness, and aggressively pursuing new business opportunities.

Expanding Scotts LawnService®

The number of lawn owners who want to maintain their lawns and gardens but do not want to do it themselves represents a significant portion of the total market. We recognize that our portfolio of well-known brands provides us with a unique ability to extend our business into lawn and garden services and the strength of our brands provides us with a significant competitive advantage in acquiring new customers. We have spent the past several years developing our Scotts LawnService® business model. The business has grown significantly from revenues of $41.2 million in fiscal 2001 to revenues of $205.7 million in fiscal 2006. This growth has come from geographic expansion, acquisitions and organic growth fueled by our highly effective direct marketing programs. We invested $4.4 million in lawn service acquisitions in fiscal 2006. We anticipate continuing to make selective acquisitions in fiscal 2007 and beyond. Significant investments will continue to be made in the Scotts LawnService® business infrastructure in order to continually improve our customer service throughout the organization and leverage scale economies as we continue to grow.

Returning Cash to Shareholders

Given the Company’s strong performance and consistent cash flows, our Board of Directors has undertaken several actions over the past eighteen months to return cash to our shareholders. We began paying a regular quarterly cash dividend of 12.5 cents per share in the fourth quarter of fiscal 2005. In fiscal 2006, our Board launched a five-year $500 million share repurchase program pursuant to which we have repurchased 2.0 common shares for $87.9 million.

Most recently, on December 12, 2006, we announced that we intend to implement a recapitalization plan that would expand upon and accelerate returns to shareholders beyond the current $500 million program (which has been canceled) by returning $750 million to our shareholders. Pursuant to this plan, we intend to repurchase up to $250 million of our common shares with the remainder paid as a special one-time cash dividend during the second quarter of fiscal 2007. These actions reflect management’s confidence in the continued growth of the Company coupled with strong and consistent cash flows that can support higher levels of debt.

Seasonality and Backlog

Our business is highly seasonal with 70% to 75% of our annual net sales occurring in our combined second and third fiscal quarters.

Consistent with prior years, we anticipate significant orders for the upcoming spring season will start to be received late in the winter and continue through the spring season. Historically, substantially all orders are received and shipped within the same fiscal year with minimal carryover of open orders at the end of the fiscal year.

Raw Materials

We purchase raw materials for our products from various sources that we presently consider to be adequate, and no one source is considered essential to any of our segments or to our business as a whole. We are subject to market risk from fluctuating market prices of certain raw materials, including urea and other chemicals as well as paper and plastic products. Our objectives surrounding the procurement of these materials are to ensure continuous supply and to minimize costs. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. When appropriate, we will procure a certain percentage of our needs in advance of the season to secure pre-determined prices. Occasionally, we hedge certain commodities to improve predictability and control costs.

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

We also manufacture horticultural products for our North America and International professional businesses at a leased fertilizer manufacturing facility in Charleston, South Carolina and a Company-owned site in Heerlen, the Netherlands. The remaining products for our professional businesses are produced at other Company-owned facilities and subcontractors in the United States and Europe. The majority of shipments to customers are made via common carriers or through distributors in the United States and a network of public warehouses and distributors in Europe.

We manufacture the non-growing media products for our International business at our facilities in Howden, the United Kingdom and Bourth, France. We also utilize a number of third party contract packers. The primary distribution centers for our International businesses are located in the United Kingdom, France and Germany and are managed by a logistics provider.

The growing media products for our International segment are produced at our facilities in Hatfield, the United Kingdom and Hautmont, France and at a number of third party contract packers. Growing media products are generally shipped direct without passing through a distribution center.

Employees

As of September 30, 2006, we employed 4,718 full-time employees in the United States and an additional 1,002 full-time employees located outside the United States. During peak sales and production periods, we utilize seasonal and temporary labor.

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

Regulatory Actions

In 1997, the Ohio Environmental Protection Agency (the “Ohio EPA”) initiated an enforcement action against us with respect to alleged surface water violations and inadequate wastewater treatment capabilities at our Marysville, Ohio facility and seeking corrective action under the federal Resource Conservation and Recovery Act. The action related to discharges from on-site waste water treatment and several discontinued on-site disposal areas, which date back to the early operations of the Marysville facility that we had already been assessing and, in some cases, remediating, on a voluntary basis. We are remediating the Marysville site under the terms of a consent order under the oversight of the Ohio EPA.

We completed negotiations with the Philadelphia District of the U.S. Army Corps of Engineers regarding the terms of site remediation and the resolution of the Corps’ civil penalty demand in connection with our prior peat harvesting operations at our Lafayette, New Jersey facility. A final consent decree was entered into on October 18, 2004 that required us to perform five years of wetland monitoring, and the completion of additional actions if after five years, the monitoring indicates the wetlands have not developed satisfactorily.

At September 30, 2006, $4.2 million was accrued for the environmental and regulatory matters described herein, the majority of which is for site remediation. Most of the costs accrued as of September 30, 2006 are expected to be paid in fiscal 2007; however, payments could be made for a period thereafter.

We believe the amounts accrued as of September 30, 2006 are adequate to cover our known environmental exposures based on current facts and estimates of likely outcome. However, the adequacy of these accruals is based on several significant assumptions, including the following:

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

During fiscal 2006, fiscal 2005 and fiscal 2004, we expensed approximately $2.4 million, $3.7 million, and $3.3 million for environmental matters. There were no material capital expenditures during the last three fiscal years related to environmental or regulatory matters.

General Information

The Company maintains a website at http://investor.scotts.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate our website into this Form 10-K). We file reports with the Securities and Exchange Commission (the “SEC”) and make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Cautionary Statement on Forward-Looking Statements

We have made and will make “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in our 2006 Annual Report, in this Annual Report on Form 10-K and in other contexts relating to future growth and profitability targets and strategies designed to increase total shareholder value. Forward-looking statements also include, but are not limited to, information regarding our future economic and financial condition, the plans and objectives of our management and our assumptions regarding our performance and these plans and objectives.

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

Some forward-looking statements that we make in our 2006 Annual Report, in this Annual Report on Form 10-K and in other contexts represent challenging goals for our Company, and the achievement of these goals is subject to a variety of risks and assumptions and numerous factors beyond our control. Important factors that could cause actual results to differ materially from the forward-looking statements we make are described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by the following cautionary statements.

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

Weather and Seasonality

Weather conditions in North America and Europe can have a significant impact on the timing of sales in the spring selling season and overall annual sales. An abnormally wet and/or cold spring throughout North America or Europe could adversely affect both fertilizer and pesticide sales and, therefore, our financial results. Because our products are used primarily in the spring and summer, our business is highly seasonal. For the past three fiscal years, 70% to 75% of our annual net sales have occurred in the second and third fiscal quarters combined. Our working capital needs and borrowings peak toward the end of our second fiscal quarter because we are incurring expenditures in preparation for the spring selling season while the majority of our revenue collections occur in our third fiscal quarter. If cash on hand is insufficient to pay our obligations as they come due, including interest payments or operating expenses, at a time when we are unable to draw on our credit facility, this seasonality could have a material adverse effect on our ability to conduct our business. Adverse weather conditions could heighten this risk.

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

Customer Concentration

In the North America segment, net sales represented approximately 70% of our worldwide net sales in fiscal 2006. Our top three North American retail customers together accounted for 61% of our North America segment fiscal 2006 net sales and 42% of our outstanding accounts receivable as of September 30, 2006. Home Depot, Wal*Mart and Lowe’s represented approximately 30%, 16% and 15%, respectively, of our fiscal 2006 North America net sales. The loss of, or reduction in orders from, Home Depot, Wal*Mart, Lowe’s or any other significant customer could have a material adverse effect on our business and our financial results, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from any of these customers could also have a material adverse affect on our financial condition and results of operations.

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

Significant Agreement

If we were to commit a serious default under the marketing agreement with Monsanto for consumer Roundup® products, Monsanto may have the right to terminate the agreement. If Monsanto was to terminate the marketing agreement for cause, we would not be entitled to any termination fee, and we would lose all, or a significant portion, of the significant source of earnings and overhead expense absorption the marketing agreement provides. Monsanto may also be able to terminate the marketing agreement within a given region, including North America, without paying us a termination fee if sales to consumers in that region decline: (1) over a cumulative three fiscal year period; or (2) by more than 5% for each of two consecutive years.

Debt

We have a significant amount of debt that could adversely affect our financial health and prevent us from fulfilling our obligations. Our debt levels will increase as a result of our plan to return $750 million to shareholders in the second quarter of fiscal 2007. Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations under outstanding indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of cash flows from operating activities to payments on our indebtedness, which would reduce the cash flows available to fund working capital, capital expenditures, advertising, research and development efforts and other general corporate requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our ability to borrow additional funds; and

•	expose us to risks inherent in interest rate fluctuations because some of our borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

Our ability to make payments and to refinance our indebtedness, to fund planned capital expenditures, acquisitions, and to pay dividends will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

Our existing credit facility contains, and the new credit facilities will contain, restrictive covenants and cross default provisions that require us to maintain specified financial ratios. Our ability to satisfy those financial ratios can be affected by events beyond our control, and we cannot be assured we will satisfy those ratios. A breach of any of these financial ratio covenants or other covenants could result in a default. Upon the occurrence of an event of default, the lenders could elect to declare the applicable outstanding indebtedness due immediately and payable and terminate all commitments to extend further credit. We cannot be sure that our lenders would waive a default or that we could pay the indebtedness in full if it were accelerated.

Equity Ownership Concentration

Hagedorn Partnership, L.P. beneficially owned approximately 31% of our outstanding common shares as of November 28, 2006, and has sufficient voting power to significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders.

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

European Economic Conditions and Foreign Currency Exposures

We currently operate manufacturing, sales and service facilities outside of North America, particularly in the United Kingdom, Germany, France and the Netherlands. In fiscal 2006, International net sales accounted for approximately 15% of our total net sales. Accordingly, we are subject to risks associated with operations in foreign countries, including:

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

Restructuring Activities

In June 2005, we commenced a long-term strategic improvement plan, focused on improving organizational effectiveness, implementing better business processes and reducing selling, general and administrative (“SG&A”) expenses. This reorganization places significant pressure on many SG&A functions to reduce headcount and streamline activities. While management believes these efforts will ultimately generate even stronger financial results, there can be no assurance that the plan will achieve all of its expected savings.

Cost Pressures

Our ability to manage our cost structure can be adversely affected by movements in commodity and other raw material prices, such as those experienced in fiscal 2006. Market conditions may limit the Company’s ability to raise selling prices to offset increases in our input costs. The uniqueness of our technologies can limit our ability to locate alternative supplies for certain products. For certain materials, new sources of supply may have to be qualified under regulatory standards, which can require additional investment and delay bringing the product to market.

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

Acquisitions

From time to time we make strategic acquisitions, including the October 2004 acquisition of Smith & Hawken®, the October 2005 acquisition of Rod McLellan Company (RMC), the November 2005 acquisition of Gutwein (Morning Song®), the May 2006 acquisition of certain assets of Turf-Seed, Inc. and the June 2006 acquisition of certain assets of the Landmark Seed Company. Acquisitions have inherent risks, such as obtaining necessary regulatory approvals, retaining key personnel, integration of the acquired business, and achievement of planned synergies and projections. We have approximately $880 million of goodwill and intangible assets as of September 30, 2006, primarily related to prior acquisitions. Uncertainty regarding the future performance of the acquired businesses also results in the risk of future impairment charges related to the associated goodwill and intangible assets.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We lease land from the Union County Community Improvement Corporation in Marysville, Ohio for our headquarters and for our research and development facilities. We own property in Marysville, Ohio for our manufacturing and distribution facilities. Combined, these facilities are situated on approximately 875 acres of land.

The North America segment owns two additional research facilities located in Apopka, Florida; and Gervais, Oregon. We own a production facility, which encompasses 27 acres, in Fort Madison, Iowa and lease a spreader and other durable components manufacturing facility in Temecula, California. We also lease a controlled-release fertilizer manufacturing facility in Charleston, South Carolina. We operate 26 growing media facilities in North America — 19 of which are owned by us and five of which are leased. Most of our growing media facilities include production lines, warehouses, offices and field processing areas. We lease sales offices in Atlanta, Georgia; Troy, Michigan; Mooresville, North Carolina; Rolling Meadows, Illinois; and Bentonville, Arkansas. We also lease a facility in Mississauga, Ontario that serves as the headquarters for our Canadian subsidiary.

The Company owns an office in Albany, Oregon for Landmark Seed.

Scotts LawnService® conducts its company-owned operations from 77 leased facilities, primarily office/warehouse units in industrial/office parks, across the United States serving 44 metropolitan markets.

Smith & Hawken® operates 58 retail stores, which are all leased facilities primarily in shopping centers across the United States. It leases its main headquarters in Novato, California.

The International segment leases its U.K. office, located in Godalming (Surrey); its French headquarters and local operations office, located in Ecully (Lyon); a German office, located in Ingelheim; an Austrian office, located in Salzburg; and an Australian office, located in Baulkan Hills (New South Wales). We own manufacturing facilities in Howden and Hatfield (East Yorkshire) in the United Kingdom. We also own a blending and bagging facility for growing media in Hautmont, France; and a plant in Bourth, France, that we use for formulating, blending and packaging control products for the consumer market. We lease a research and development facility in Chazay, France. Our site in Heerlen, the Netherlands is both a distribution center and a manufacturing site for coated fertilizers for the consumer and professional markets. We own the land and the building for the manufacturing facility, but lease the distribution center building. The International segment leases its professional office, located in Waardenburg, the Netherlands. We own research and development facilities in Levington and Bramford in the United Kingdom. We lease a sales office in Sint Niklaas, Belgium.

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

The Company intends to vigorously defend against Geiger’s claims. The Company believes that Geiger’s claims are without merit and that the likelihood of an unfavorable outcome is remote. Therefore, no accrual has been established related to this matter. However, the Company cannot predict the ultimate outcome with certainty. If the above action is determined adversely to the Company, the result could have a material adverse effect on the Company’s results of operations, financial position and cash flows. Because Geiger has not specified an amount of monetary damages in the case (which may be trebled under the antitrust statutes) and discovery has not yet concluded, any potential exposure that the Company may face cannot be reasonably estimated at this time.

The Scotts Company LLC v. Liberty Mutual Insurance Company

On October 25, 2006, Scotts LLC sued Liberty Mutual Insurance Company in the U.S. District Court for the Southern District of Ohio. In the suit, Scotts LLC seeks damages and the rescission of a 2000 agreement between Scotts and Liberty Mutual that purports to be a complete buyout by Scotts of any insurance policies that Liberty Mutual might have issued to Scotts LLC (the “2000 Agreement”).

As alleged in Scotts LLC’s complaint, in 1998, Scotts tendered certain claims to Liberty Mutual, one of its primary-layer insurers, in connection with costs incurred by Scotts LLC for environmental liabilities. Scotts believed that it had coverage from Liberty Mutual for at least 10 years beginning in 1958 but could only locate a single policy from 1967. Liberty Mutual responded to Scotts LLC’s tender by stating that, after conducting an internal search, Liberty Mutual did not have sufficient evidence to establish that it had ever insured Scotts LLC before 1967. Based on Liberty Mutual’s representations and Scotts LLC’s inability to locate any additional Liberty Mutual policies in Scotts LLC’s own files, Scotts LLC eventually entered into the 2000 Agreement. According to Scotts LLC’s complaint, in Fall 2006, Scotts LLC discovered evidence confirming that, contrary to its representations during the negotiations leading to the 2000 Agreement, Liberty Mutual provided liability insurance to Scotts LLC beginning in at least 1958 and, in fact, paid claims to third parties on Scotts LLC’s behalf during that period.

The complaint seeks rescission of the 2000 Agreement and seeks damages based on Liberty Mutual’s breach of fiduciary duty, fraud, breach of the implied covenant of good faith and fair dealing, and bad faith denial of coverage. Scotts LLC intends to prosecute these claims vigorously. Liberty Mutual has filed an answer that denies the complaint’s allegations. Discovery recently began in the case and the Court has not set a trial date.

Other

The Company has been named a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on the Company’s historic use of vermiculite in certain of its products. The complaints in these cases are not specific about the plaintiffs’ contacts with the Company or its products. The Company in each case is one of numerous defendants and none of the claims seeks damages from the Company alone. The Company believes that the claims against it are without merit and is vigorously defending them. It is not currently possible to reasonably estimate a probable loss, if any, associated with the cases and, accordingly, no accrual or reserves have been recorded in the Company’s consolidated financial statements. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

There were no matters submitted to a vote of the security holders of The Scotts Miracle-Gro Company during the fourth quarter of fiscal 2006.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of The Scotts Miracle-Gro Company, their positions and, as of November 28, 2006, their ages and years with the Company (and its predecessors) are set forth below.

			Years with
Name	Age	Position(s) Held	Company

James Hagedorn	51	President, Chief Executive Officer and Chairman of the Board	19
David C. Evans	43	Executive Vice President and Chief Financial Officer	10
Christopher L. Nagel	44	Executive Vice President, North American Consumer Business	8
David M. Aronowitz	50	Executive Vice President, General Counsel and Corporate Secretary	8
Denise S. Stump	52	Executive Vice President, Global Human Resources	6

Executive officers serve at the discretion of the Board of Directors and pursuant to employment agreements or other arrangements.

The business experience of each of the individuals listed above during at least the past five years is as follows:

Mr. Hagedorn has been serving as the Chairman of the Board of the Company since January 2003; as Chief Executive Officer of the Company since May 2001 and as President of the Company since November 2006 and from May 2001 until December 2005. The Scotts Miracle-Gro Company became the public company successor to The Scotts Company which was merged into The Scotts Company LLC in March 2005. He also serves as a director for Farms For City Kids Foundation, Inc., Nurse Family Partnership, The CDC Foundation, Embry Riddle/Aeronautical University, Northshore University Hospital (New York), Scotts Miracle-Gro Foundation and the Intrepid Sea-Air-Space Museum, all charitable organizations. Mr. Hagedorn is the brother of Katherine Hagedorn Littlefield, a director of The Scotts Miracle-Gro Company.

Mr. Evans was named Executive Vice President and Chief Financial Officer of The Scotts Miracle-Gro Company on September 14, 2006. From October 2005 to September 2006, he served as Senior Vice President, Finance and Global Shared Services of The Scotts Company LLC. From October 2003 to March 2005, he served as Senior Vice President, North America of The Scotts Company and from March 2005 to September 2005, he served in the same capacity for The Scotts Company LLC following the merger of The Scotts Company into The Scotts Company LLC. From June 2001 to September 2003, he served as Vice President, Finance, North America Sales of The Scotts Company.

Mr. Nagel was named Executive Vice President, North American Consumer Business of The Scotts Miracle-Gro Company on September 12, 2006. He served as Executive Vice President and Chief Financial Officer of The Scotts Miracle-Gro Company from March 2005 to September 2006. Mr. Nagel was named Executive Vice President in February 2003 and Chief Financial Officer in January 2003 of The Scotts Company, which was merged into The Scotts Company LLC in March 2005. From August 2001 to January 2003, he served as Senior Vice President, North America and Corporate Finance of The Scotts Company. From September 1998 to August 2001, Mr. Nagel served as Vice President and Corporate Controller of The Scotts Company.

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

Ms. Stump was named Executive Vice President, Global Human Resources of The Scotts Miracle-Gro Company in March 2005. Ms. Stump was named Executive Vice President, Global Human Resources of The Scotts Company in February 2003, which was merged into The Scotts Company LLC in March 2005. She was named Senior Vice President, Global Human Resources of The Scotts Company in October 2002. From July 2001 until October 2002, Ms. Stump served as Vice President, Human Resources North America, of The Scotts Company. From September 2000 until July 2001, Ms. Stump served as Vice President, Human Resources Technology and Operations, of The Scotts Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) trade on the New York Stock Exchange under the symbol “SMG.” The quarterly share prices have been adjusted to reflect the 2-for-1 stock split distributed on November 9, 2005.

	Sale Prices
	High	Low

FISCAL 2006
First quarter	$48.11	$41.37
Second quarter	$50.47	$44.94
Third quarter	$47.50	$39.40
Fourth quarter	$44.98	$37.22
FISCAL 2005
First quarter	$36.83	$30.95
Second quarter	$36.19	$33.29
Third quarter	$36.56	$33.55
Fourth quarter	$43.97	$36.19

On June 22, 2005, Scotts Miracle-Gro announced that its Board of Directors had approved the establishment of a quarterly cash dividend. The $0.50 per share (adjusted for the 2-for-1 stock split distributed November 9, 2005) annual dividend has been paid in quarterly increments since the fourth quarter of fiscal 2005. The payment of future dividends, if any, on the common shares will be determined by the Board of Directors of Scotts Miracle-Gro in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. See discussion of a recapitalization plan announced on December 12, 2006 in “ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

As of November 28, 2006, there were approximately 49,000 shareholders including holders of record and our estimate of beneficial holders.

The following table shows the purchases of common shares of Scotts Miracle-Gro made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” of Scotts Miracle-Gro as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, for each of the three months in the quarter ended September 30, 2006:

				Approximate Dollar
			Total Number of	Value of Common Shares
			Common Shares	that May yet be
	Total Number of		Purchased as Part	Purchased
	Common Shares	Average Price	of Publicly Announced	Under the Plans or
Period	Purchased	Paid per Share	Plans or Programs(1)	Programs

July 2 through July 31, 2006	170,000	$40.98	170,000	$20.2 million
August 1 through August 31, 2006	168,000	38.77	168,000	13.7 million
September 1 through September 30, 2006	55,000	43.16	55,000	0(2)

Total	393,000	$40.34	393,000	0(2)

(1)	Scotts Miracle-Gro repurchases its common shares under a share repurchase program that was approved by the Board of Directors and publicly announced on October 27, 2005 (the “Share Repurchase Program”). Under the Share Repurchase Program, Scotts Miracle-Gro was authorized to purchase up to $100 million of its common shares each fiscal year through September 30, 2010. On December 12, 2006, it was announced that Scotts Miracle-Gro’s Board of Directors approved in concept a plan of recapitalization that would replace the Share Repurchase Program with a new program to return

$750 million to shareholders, with approximately one-third allocated to repurchase common shares and two-thirds toward a special one-time cash dividend.

(2)	The authorization to purchase up to $100 million of common shares under the Share Repurchase Program during fiscal 2006 expired on September 30, 2006. As of that date, approximately $12.1 million of common shares had not been purchased under the fiscal 2006 authorization. Scotts Miracle-Gro had been authorized to purchase up to $100 million of its common shares during fiscal 2007 under the Share Repurchase Program, which has been canceled as a result of the recapitalization plan described in note 1 above.

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Summary(1)
For the fiscal year ended September 30,
(in millions, except per share amounts)

	2006(2)	2005(3)	2004	2003	2002

OPERATING RESULTS(4):
Net sales	$2,697.1	$2,369.3	$2,106.5	$1,941.6	$1,772.9
Gross profit	955.9	860.4	792.4	701.7	649.4
Income from operations	252.5	200.9	252.8	231.6	238.4
Income from continuing operations (net of tax)	132.7	100.4	100.5	103.2	100.5
Net income	132.7	100.6	100.9	103.8	82.5
Depreciation and amortization	67.0	67.2	57.7	52.2	43.5
FINANCIAL POSITION:
Working capital	445.8	301.6	396.7	364.4	278.3
Current ratio	1.9	1.6	1.9	1.8	1.6
Property, plant and equipment, net	367.6	337.0	328.0	338.2	329.2
Total assets	2,217.6	2,018.9	2,047.8	2,030.3	1,914.1
Total debt to total book capitalization	30.8%	27.7%	41.9%	51.0%	58.3%
Total debt	481.2	393.5	630.6	757.6	829.4
Total shareholders’ equity	1,081.7	1,026.2	874.6	728.2	593.9
CASH FLOWS:
Cash flows from operating activities	182.4	226.7	214.2	216.1	238.9
Investments in property, plant and equipment	57.0	40.4	35.1	51.8	57.0
Cash invested in acquisitions, including seller note payments	122.9	84.6	20.5	57.1	63.0
PER SHARE DATA:
Basic earnings per common share	$1.97	$1.51	$1.56	$1.68	$1.41
Diluted earnings per common share	1.91	1.47	1.52	1.62	1.30
Total cash dividends paid	33.5	8.6	—	—	—
Dividends per share(5)	$0.50	$0.125	—	—	—
Stock price at year-end	44.49	43.97	32.08	27.35	20.85
Stock price range — High	50.47	43.97	34.28	28.85	25.18
Stock price range — Low	37.22	30.95	27.63	21.77	17.23
OTHER:
Adjusted EBITDA(6)	385.9	291.5	310.5	283.8	281.9
Interest coverage (Adjusted EBITDA/interest expense)(6)	9.7	7.0	6.4	4.1	3.7
Weighted average common shares outstanding	67.5	66.8	64.7	61.8	58.6
Common shares and dilutive potential common shares used in diluted EPS calculation	69.4	68.6	66.6	64.3	63.3

(1)	All common share and per share information presented in the above five-year summary have been adjusted to reflect the 2-for-1 stock split of the common shares which was distributed on November 9, 2005 to shareholders of record on November 2, 2005.

(2)	Fiscal 2006 includes Rod McLellan Company, Gutwein & Co., Inc. and certain brands and assets acquired from Turf-Seed, Inc. and Landmark Seed Company from the dates of acquisition. See further discussion of acquisitions in “ITEM 1. BUSINESS” and in Note 5 to Consolidated Financial Statements included in this Annual Report on Form 10-K.

(3)	Fiscal 2005 includes Smith & Hawken® from the October 2, 2004 date of acquisition. See further discussion of acquisitions in “ITEM 1. BUSINESS” and in Note 5 to Consolidated Financial Statements included in this Annual Report on Form 10-K.

(4)	Operating results includes the following items segregated by accounts impacted on the Consolidated Statements of Operations included with the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	For the fiscal year ended September 30,
	2006	2005	2004	2003	2002

Net sales includes the following relating to the Roundup® Marketing Agreement:
Net commission income (expense)	$39.9	$(5.3)	$28.5	$17.6	$16.2
Reimbursements associated with the Marketing Agreement	37.6	40.7	40.1	36.3	33.0
Deferred contribution charge (see Management’s Discussion and Analysis and Note 3 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K)	—	(45.7)	—	—	—
Cost of sales includes:
Costs associated with the Roundup® Marketing Agreement	37.6	40.7	40.1	36.3	33.0
Restructuring and other charges (income)	0.1	(0.3)	0.6	9.1	1.7
Selling, general and administrative includes:
Restructuring and other charges	9.3	9.8	9.1	8.0	8.1
Impairment charges	66.4	23.4	—	—	—
Interest expense includes:
Costs related to refinancings	—	1.3	45.5	—	—
Net income includes:
Cumulative effect of accounting for intangible assets, net of tax	—	—	—	—	(18.5)

(5)	The Company began paying a quarterly dividend of 12.5 cents per share in the fourth quarter of fiscal 2005.

(6)	Given our significant borrowings, we view our credit agreements as material to our ability to fund operations, particularly in light of our seasonality. Reference should be made to “ITEM 1A. RISK FACTORS,” in this Annual Report on Form 10-K for a more complete discussion of risks associated with the Company’s debt and our credit facility and related covenants. Our ability to generate cash flows sufficient to cover our debt service costs is essential to our ability to maintain our borrowing capacity. We believe that Adjusted EBITDA provides additional information for determining our ability to meet debt service requirements. The presentation of Adjusted EBITDA herein is intended to be consistent with the calculation of that measure as required by our borrowing arrangements, and used to calculate a leverage ratio (maximum of 3.75 at September 30, 2006) and an interest coverage ratio (minimum of 3.50 for the year ended September 30, 2006). The Company’s leverage ratio was 1.75 at September 30, 2006 and our interest coverage ratio was 9.7 for the year ended September 30, 2006.

In accordance with the terms of our credit facility, Adjusted EBITDA is defined as net income before interest, taxes, depreciation and amortization, as well as certain other items such as the impact of discontinued operations, the cumulative effect of changes in accounting, costs associated with debt refinancings, and other non-recurring, non-cash items effecting net income. Adjusted EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by accounting principles generally accepted in the United States of America, and Adjusted EBITDA does not necessarily indicate whether cash flow will be sufficient to meet cash requirements. Interest coverage is calculated as Adjusted EBITDA divided by interest expense excluding costs related to refinancings.

A numeric reconciliation of net income to Adjusted EBITDA is as follows:

	2006	2005	2004	2003	2002

Net income	$132.7	$100.6	$100.9	$103.8	$82.5
Interest	39.6	41.5	48.8	69.2	76.3
Income taxes	80.2	57.7	58.0	59.2	61.6
Deprecation and amortization	67.0	67.2	57.7	52.2	43.5
Loss on impairment	66.4	23.4	—	—	—
Discontinued operations	—	(0.2)	(0.4)	(0.6)	(0.5)
Cumulative effect of change in accounting	—	—	—	—	18.5
Costs related to refinancings	—	1.3	45.5	—	—

Adjusted EBITDA	$385.9	$291.5	$310.5	$283.8	$281.9

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On December 12, 2006, The Scotts Miracle-Gro Company announced that its Board of Directors approved in concept a plan of recapitalization encompassing the following actions:

•	New senior secured credit facilities aggregating $2.1 to $2.3 billion to replace the existing $1.05 billion senior credit facility.

•	Repurchase of The Scotts Miracle-Gro Company’s existing $200 million 6 5/8% senior subordinated notes.

•	Expanding and accelerating the previously announced program to repurchase $500 million common shares. The revised program will be increased to $750 million, with approximately one-third allocated to repurchase common shares and two-thirds toward a special one-time cash dividend.

The recapitalization is expected to be consummated during the second quarter of fiscal 2007. These actions reflect management’s confidence in the continued growth of the Company coupled with strong and consistent cash flows that can support higher levels of debt.

Executive Summary

We are dedicated to delivering strong, consistent financial results and outstanding shareholder returns by providing consumers with products of superior quality and value to enhance their outdoor living environments. We are a leading manufacturer and marketer of consumer branded products for lawn and garden care and professional horticulture in North America and Europe. We are Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We entered the North America wild bird food category with the acquisition of Gutwein & Co., Inc. (“Gutwein”) in November 2005, and the outdoor living category with the acquisition of Smith & Hawken® in October 2004. We have a presence in Australia, the Far East, Latin America and South America. Also, in the United States,

we operate the second largest residential lawn service business, Scotts LawnService. In fiscal 2006, our operations were divided into the following reportable segments: North America, Scotts LawnService®, International, and Corporate & Other. The Corporate & Other segment consists of the Smith & Hawken® business and corporate general and administrative expenses.

As a leading consumer branded lawn and garden company, we focus our consumer marketing efforts, including advertising and consumer research, on creating consumer demand to pull products through the retail distribution channels. In the past three years, we have spent approximately 5% of our net sales annually on media advertising to support and promote our products and brands. We have applied this consumer marketing focus for a number of years, and we believe that we receive a significant return on these marketing expenditures. We expect we will continue to focus our marketing efforts toward the consumer and make additional targeted investments in consumer marketing expenditures in the future to continue to drive market share and sales growth. A portion of our selling, general and administrative cost savings from our long-term strategic improvement plan initiated in fiscal 2005 has been reinvested to strengthen our brands and relationships with consumers. Our spending on advertising in fiscal 2006 increased 12.1% over fiscal 2005 and when combined with promotions, increased 15.2%.

Our sales are susceptible to global weather conditions. For instance, periods of wet weather can adversely impact sales of certain products, while increasing demand for other products. We believe that our past acquisitions have somewhat diversified both our product line risk and geographic risk to weather conditions.

	Percent of Net Sales
	by Quarter
	2006	2005	2004

First Quarter	9.3%	10.4%	8.7%
Second Quarter	33.6%	34.3%	35.2%
Third Quarter	38.9%	38.0%	38.2%
Fourth Quarter	18.2%	17.3%	17.9%

Due to the nature of our lawn and garden business, significant portions of our shipments occur in the second and third fiscal quarters. In recent years, retailers have reduced their pre-season inventories placing greater reliance on us to deliver products “in season” when consumers seek to buy our products.

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

The long-term strategic improvement plan (“Project Excellence”), initiated in June 2005, is focused on improving organizational effectiveness, implementing better business processes, reducing SG&A expenses, and increasing spending on consumer marketing and innovation. Net Project Excellence savings are estimated to have increased fiscal 2006 pre-tax earnings by approximately $25.0 million. We incurred approximately $9.7 million in restructuring charges associated with Project Excellence during fiscal 2006 and approximately $36.0 million since the inception of the project.

Improving the performance of our consumer International business continues to be a challenge. This is evidenced by the impairment charges for this business in the first quarter of fiscal 2005 and the fourth quarter of fiscal 2006. Over the past several years, we have reorganized and rationalized our European supply chain and increased sales force productivity. Current efforts are focused on improving our competitive position, continuing to reduce supply chain and SG&A costs within the business, and realigning the organization to better leverage our knowledge of the marketplace and the consumer. We are working towards pan-European category management of our consumer product portfolio. Overall, we have moderated our goals for the consumer International business to reflect the realities of the marketplace.

We continue to view strategic acquisitions as a means to enhance our strong core businesses. Effective October 3, 2005, we acquired all the outstanding shares of Rod McLellan Company (“RMC”) for $20.5 million in cash plus assumed liabilities of $6.8 million. RMC is a leading branded producer and marketer of soil and landscape products in the western U.S. This business has been integrated into our existing Growing Media business. Effective November 18, 2005, we acquired Gutwein & Co., Inc. (“Gutwein”) for approximately $78.3 million in cash plus assumed liabilities of $4.7 million. Through its Morning Song® brand, Gutwein is a leader in the growing North America wild bird food category, generating approximately $80 million in annual revenues. Morning Song® products are sold at leading mass retailers, grocery, pet and general merchandise stores. This is our first acquisition in the wild bird food category and we are excited about the opportunity to leverage the strengths of both organizations to drive continued growth in this category.

In late May and early June 2006, the Company invested cash of $16.2 million and assumed $5.5 million of liabilities to consummate two acquisitions designed to strengthen the Company’s overall global position in the turfgrass seed category. First, the Company completed the acquisition of certain assets, including brands, turfgrass varieties and intellectual property, from Oregon based Turf-Seed, Inc. (“Turf-Seed”), a leading producer of quality commercial turfgrasses for the professional seed business. The transaction includes a 49% equity interest in Turf-Seed Europe, which distributes Turf-Seed’s grass varieties throughout the European Union and other countries in the region. Based on future performance, additional contingent consideration estimated at $15.0 million may be due in 2012. Second, the Company completed the acquisition of certain assets of Oregon based Landmark Seed Company, a leading producer and distributor of quality professional seed and turfgrasses, including its brands, turfgrass varieties and intellectual property.

Given the Company’s strong performance and consistent cash flows, our Board of Directors has undertaken several actions over the past eighteen months to return cash to our shareholders. We began paying a quarterly cash dividend of 12.5 cents per share in the fourth quarter of fiscal 2005. In fiscal 2006, our Board launched a five-year $500 million share repurchase program pursuant to which we have repurchased 2.0 common shares for $87.9 million.

Most recently, on December 12, 2006, we announced that we intend to implement a recapitalization plan that would expand upon and accelerate returns to shareholders beyond the current $500 million program (which has been canceled) by returning $750 million to our shareholders. Pursuant to this plan, which has been approved in concept by our Board of Directors, we intend to launch a “Dutch auction” tender offer in January 2007 to repurchase up to $250 million of our common shares. Following the consummation of the tender offer and subject to final Board approval, we intend to declare a special one-time cash dividend during the second quarter of fiscal 2007, currently anticipated to be $500 million in the aggregate but subject to revision based on spending for tendered common shares.

In connection with this recapitalization plan, we have received a commitment letter from JPMorgan Chase, Bank of America and Citigroup, subject to the terms and conditions set forth therein, to provide Scotts Miracle-Gro and certain of its subsidiaries the following loan facilities totaling in the aggregate up to $2.1 billion: (a) a senior secured five-year term loan in the principal amount of $550.0 million and (b) a senior secured five-year revolving loan facility in the aggregate principal amount of up to $1.55 billion. The Company will have the ability to increase the aggregate amount of the revolving and term loan facilities by $200 million allocated on a pro rata basis, subject to demand in the syndication process. The new $2.1 billion senior secured credit facilities would replace our existing $1.05 billion senior credit facility. In connection with the recapitalization plan, we also intend to use proceeds from our new credit facilities to repurchase our 6 5/8% senior subordinated notes due 2013 in an aggregate principal amount of $200 million.

These actions reflect management’s confidence in the continued growth of the Company coupled with strong and consistent cash flows that can support the higher levels of debt necessary to finance this plan, as discussed in the Liquidity and Capital Resources section of this Item 7. Even with an increase in borrowings under the new credit facilities, we believe we will maintain the capacity to pursue targeted, strategic acquisitions that leverage our core competencies.

Results of Operations

The following table sets forth the components of income and expense as a percentage of net sales for the three years ended September 30, 2006:

	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of sales	64.6	63.7	62.4

Gross profit	35.4	36.3	37.6
Operating expenses:
Selling, general and administrative	23.6	26.7	25.7
Impairment, restructuring and other charges	2.8	1.4	0.4
Other income, net	(0.4)	(0.3)	(0.5)

Income from operations	9.4	8.5	12.0
Costs related to refinancings	—	0.1	2.2
Interest expense	1.5	1.8	2.3

Income before income taxes	7.9	6.6	7.5
Income taxes	3.0	2.4	2.8

Income from continuing operations	4.9	4.2	4.7
Income from discontinued operations	—	—	—

Net income	4.9%	4.2%	4.7%

Net Sales

Consolidated net sales for fiscal 2006 increased 13.8% to $2.70 billion from $2.37 billion in fiscal 2005. Acquisitions, foreign exchange rates and a Roundup® deferred contribution liability charge in fiscal 2005 significantly impacted the rate of sales growth in fiscal 2006, as detailed in the following table:

Net sales growth	13.8%
Acquisitions	(5.0)
Impact of $45.7 million charge in fiscal 2005 associated with deferred contribution liability under Roundup® marketing agreement	(1.9)
Foreign exchange rates	0.4

Adjusted net sales growth	7.3%

The adjusted net sales growth of 7.3% was driven by strong growth in our North American consumer business and the Scotts LawnService® business. In contrast, the lawn and garden market has been difficult in Europe as net sales are down 1.7% after adjusting for the effect of exchange rates. North America segment sales grew 14.8% to $1.91 billion, or 7.9% excluding acquisitions. Volume growth contributed 5.8%, pricing 1.9%, with the balance due to the effects of foreign exchange rates. Scotts LawnService® net sales were $205.7 million in fiscal 2006, up 28.7% from fiscal 2005. Volume growth drove approximately two-thirds of the increase with the balance from pricing and acquisitions. International segment sales declined 5.1% to $408.5 million in fiscal 2006, with one-third of the decline due to volume and the balance due to a decline in average foreign exchange rates.

In fiscal 2005, worldwide net sales totaled $2.37 billion, an increase of 12.5% compared to fiscal 2004 or 4.7% excluding the impact of the Smith & Hawken® acquisition. Positive impacts from foreign exchanges rates contributed 1.2% to sales growth, while the impact of net selling prices added 1.9% to sales growth.

Gross Profit

As a percentage of net sales, gross profit was 35.4% of net sales for fiscal 2006 compared to 36.3% for fiscal 2005. Adjusting for the effect of the Roundup® contribution charge (see the following paragraph and Note 3 to the accompanying Consolidated Financial Statements), the fiscal 2005 gross profit rate was 37.5%, a decline of 210 basis points. Acquisitions accounted for 70 basis points of the decline, as the margins of these businesses are below our historical average. Product mix adversely affected margins by 80 basis points, due in part to significant increases in sales of lower margin grass seed and garden soils. Increased costs for fuel and commodities exceeded price increases, resulting in 90 basis point decline in gross margin as a percentage of net sales. The offsetting 30 basis point differential is comprised of miscellaneous other items.

Fiscal 2005 gross profit margins declined 130 basis points compared to fiscal 2004. The Roundup® marketing agreement contribution charge of $45.7 million recorded in fiscal 2005 reduced gross margin by approximately 90 basis points. Smith & Hawken® gross margins, which were below the Company’s average, accounted for approximately 30 basis points of the decline. From an operating segment standpoint, North America gross margins increased 50 basis points, primarily on a higher net Roundup® commission, while pricing offset increased commodity costs. Scotts LawnService® gross margins improved as frontline labor and supervisory productivity and fleet management improvements offset higher fuel costs. Gross margins declined in the International segment primarily due to higher commodity and supply chain costs.

Selling, General and Administrative Expenses (in millions)

	2006	2005	2004

Advertising	$137.3	$122.5	$105.0
Selling, general and administrative (SG&A)	468.7	486.6	419.6
Stock-based compensation	15.7	9.9	7.8
Amortization of intangibles	15.2	14.8	8.3

	$636.9	$633.8	$540.7

Advertising expenses in fiscal 2006 were $137.3 million, an increase of $14.8 million or 12.1% from fiscal 2005. On a percentage of net sales basis, the advertising expense was 5.1% in fiscal 2006 compared to 5.2% in fiscal 2005. Some planned increases in traditional media advertising were shifted to consumer directed promotions funded via programs with our retail partners, which are accounted for as a reduction to net sales. The combination of higher advertising spending and consumer promotions led to an 18% increase in spending for the North American consumer business. In fiscal 2005, advertising expenses increased $17.5 million from fiscal 2004. Excluding the impact of Smith & Hawken®, advertising expense was 5.0% of net sales in fiscal 2005 and fiscal 2004. Increases in media spending in North America and Scotts LawnService® were offset by more focused International media spending.

In fiscal 2006, Selling, general and administrative expenses spending decreased $17.9 million or 3.7% from fiscal 2005. This decrease reflects the savings generated by our Project Excellence initiative coupled with a $10.1 million benefit from an insurance recovery relating to past legal costs incurred in our defense of lawsuits regarding our use of vermiculite. Increases in SG&A spending occurred in our rapidly expanding Scotts LawnService® business in the amount of $16.6 million and our wild bird food acquisition which added $4.2 million in spending.

SG&A expenses in fiscal 2005 were $486.6 million compared to $419.6 million in fiscal 2004. Excluding Smith & Hawken®, SG&A spending was $450.3 million, an increase of $30.7 million or 7.3%. This increase was primarily the result of outside legal fees associated with litigation matters, Sarbanes-Oxley associated compliance costs, expansion of Scotts LawnService®, foreign exchange rates and incremental North America selling expense (primarily for increased home center support), partially offset by lower non-restructuring severance costs in North America and International.

We began expensing share-based awards commencing with grants issued in fiscal 2003. The majority of our share-based awards vest over three years, with the associated expense generally recognized ratably over the vesting period. As such, fiscal 2005 was the first year to be impacted with the expense associated with three years of grants. Prior to the fiscal 2006 adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” forfeitures were recognized as incurred, which reduced fiscal 2005 expense by approximately $2.2 million. Our stock-based compensation expense now includes an estimate of forfeitures starting at the grant date.

The $5.8 million increase in stock-based compensation in fiscal 2006 as compared to fiscal 2005 relates to two items. First, there was an increase in the number of awards granted to key employees and the value of each grant has increased commensurate with our stock price. Second, the departure of several key executives in fiscal 2005 resulted in a high level of forfeitures, reducing the related share-based awards expense in that fiscal year.

Amortization expense was $15.2 million in fiscal 2006 compared to $14.8 million in fiscal 2005. The increased amount of amortization is associated with recent acquisitions. The $6.5 million increase in fiscal 2005 as compared to fiscal 2004 primarily results from a comprehensive review of intangibles and corrections to the accumulated amortization of certain intangible assets. Recent acquisitions also contributed to this increase.

Impairment, Restructuring and Other Charges, net (in millions)

	2006	2005	2004

Impairment charges	$66.4	$23.4	$—
Restructuring — severance and related	9.3	26.3	9.1
Litigation related income	—	(16.8)	—
Other	—	0.3	—

	$75.7	$33.2	$9.1

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and indefinite-lived intangible assets are no longer amortized and are subject to impairment testing at least annually or more frequently if circumstances indicate a potential impairment between annual testing. We conduct our annual assessment at the end of our first fiscal quarter. Our assessment in the first quarter of fiscal 2006 resulted in an impairment charge of $1.0 million associated with a tradename no longer in use in our U.K. consumer business. Category declines in the European consumer markets during the 2006 season resulted in a decline in the profitability of the consumer component of our International business segment in fiscal 2006. After an evaluation, management reached the conclusion that the projections supporting first quarter 2006 impairment testing for the consumer component of our International business segment were unlikely to be met. Management engaged an independent valuation firm to assist in an interim impairment assessment of the indefinite-lived tradenames and goodwill associated with this business. As a result of this evaluation in the fourth quarter of fiscal 2006, we recorded a $65.4 million non-cash impairment charge, $62.3 million of which was associated with indefinite-lived tradenames that continue to be employed in the consumer portion of our International segment. The balance of the fiscal 2006 fourth quarter impairment charge was in our North America segment and consisted of $1.3 million for a Canadian tradename being phased out and $1.8 million related to goodwill of a pottery business we exited.

In the first quarter of fiscal 2005, we recorded an impairment charge of $22.0 million associated with indefinite-lived tradenames in the U.K. consumer business, reflecting a reduction in the value of the business resulting primarily from the decline in the profitability of its growing media business and unfavorable category mix trends.

Restructuring activities in fiscal 2006 and fiscal 2005 relate primarily to organizational reductions associated with Project Excellence initiated in the third quarter of fiscal 2005. As a result of this program, approximately 110 associates accepted early retirement or were severed during the last four months of fiscal 2005. Approximately 110 additional associates exited in fiscal 2006. We continue to evaluate our organization and operating efficiencies. As a result of these ongoing evaluations, there may be further restructuring charges in future quarters.

Litigation related income is attributable to two separate matters in fiscal 2005. In the fourth quarter of fiscal 2001, as a result of collection concerns, we recorded a reserve against accounts receivable from Central Garden & Pet Company (Central Garden). This charge was recorded in impairment, restructuring and other charges, net. After nearly five years of pursuing collection of these receivables via litigation, we received payment totaling $15.0 million on July 14, 2005. As a result, we reversed $7.9 million of the Central Garden reserve recorded in fiscal 2001. In September 2005, we reached a settlement with sanofi-aventis related to our litigation of matters related to the Aventis business. In relation to this matter, we received a net $8.9 million settlement on September 30, 2005.

Other Income, net

Other income, net was $9.2 million for fiscal 2006 and was comprised primarily of $6.8 million of royalty income. Other income, net for fiscal 2005 resulted primarily from $4.1 million awarded to us as part of the Central Garden judgment discussed above and royalty income, partially offset by foreign currency losses. Other income, net in fiscal 2004 was attributable to royalty income, gains on foreign currency transactions, Scotts LawnService® franchise fees and cost subsidies related to the sale of peat bogs in the United Kingdom, for which a portion of the cost benefit was historically recorded as other income (fiscal 2004 was the final year we received such subsidies).

Income from Operations

Income from operations in fiscal 2006 was $252.5 million, compared to $200.9 million in fiscal 2005, an increase of $51.6 million. Income from operations in fiscal 2006 was negatively impacted by $66.4 million from impairment charges and an additional $9.4 million of restructuring charges. Income from operations in fiscal 2005 was negatively impacted by the following charges: (1) $45.7 million related to the Roundup® deferred contribution charge; (2) a $22.0 million charge for impairment of U.K. intangibles; and (3) $26.3 million in restructuring charges. These were partially offset by $16.8 million of litigation related income as discussed above. If these unusual factors were excluded from year-over-year comparison, fiscal 2006 would show an 18% improvement over fiscal 2005. Higher net sales and Project Excellence savings, offset by a gross margin rate decline and growth in advertising spending, were the major contributors to the 18% growth in income from operations.

Income from operations in fiscal 2005 declined $51.9 million from fiscal 2004. In addition to fiscal 2005 charges detailed in the preceding paragraph, the change in income from operations is attributable to higher net sales and gross profit margins, and significantly higher earnings from the Roundup® marketing agreement, partially offset by higher legal and Sarbanes-Oxley compliance costs and sales force investments in North America.

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

Interest expense decreased from $41.5 million in fiscal 2005 to $39.6 million in fiscal 2006. A $3.6 million increase in expense due to an increase in rates on the variable rate portion of our outstanding debt and an increase in average debt outstanding was more than offset by hedging strategies, the impact of foreign exchange rates, and miscellaneous other items. In fiscal 2005, interest expense decreased $7.3 million compared to fiscal 2004. The decrease in interest expense was primarily attributable to a $113.9 million reduction in average borrowings, coupled with a nine basis point reduction in our weighted average interest rate to 5.83%.

Income Taxes

The effective tax rate for fiscal 2006 was 37.7% compared to 36.5% in fiscal 2005 and 36.6% in fiscal 2004. The effective tax rate in fiscal 2006 was higher than in the prior two years due to fewer favorable developments. In fiscal 2005, our income tax rate benefited primarily as a result of favorable developments related to prior year foreign tax exposures. In fiscal 2004, our effective tax rate benefited from an adjustment of state deferred income taxes resulting from a detailed review of state effective tax rates and increased utilization of foreign tax credits. We anticipate the effective tax rate will be approximately 37.0% for fiscal 2007.

Net Income and Earnings per Share

We reported income from continuing operations of $132.7 million in fiscal 2006, compared to $100.4 million in fiscal 2005. Income from discontinued operations pertains to the disposal of our professional growing media business at the end of fiscal 2004. Reported net income, including income from discontinued operations, increased from $100.6 million or $1.47 per diluted share in fiscal 2005 to $132.7 million or $1.91 per diluted share in fiscal 2006. As described in the Income from Operations discussion, the benefit from net sales growth and Project Excellence savings, was offset by impairment and restructuring charges in fiscal 2006, while similar factors impacted fiscal 2005, along with the Roundup® deferred contribution charge. Average diluted shares outstanding increased from 68.6 million in fiscal 2005 to 69.4 million in fiscal 2006, due to option exercises and the impact on common stock equivalents of a higher average share price, and partially offset by the repurchase of our common shares under the program approved by our Board of Directors in November 2005.

In fiscal 2005, we reported income from continuing operations of $100.4 million, compared to $100.5 million in fiscal 2004. Reported net income, including income from discontinued operations, decreased from $100.9 million or $1.52 per diluted share in fiscal 2004 to $100.6 million or $1.47 per diluted share in fiscal 2005. As described in the Income from Operations discussion, the benefit from solid sales growth in fiscal 2005 was offset by the significant Roundup® deferred contribution charge, and impairment and restructuring charges. Average diluted shares outstanding increased from 66.6 million in fiscal 2004 to 68.6 million in fiscal 2005, due to option exercises and the impact on common stock equivalents of a higher average share price.

Segment Results

Our operations are divided into the following reportable segments: North America, Scotts LawnService®, International, and Corporate & Other. The Corporate & Other segment consists of Smith & Hawken® and corporate general and administrative expenses. Segment performance is evaluated based on several factors, including income from operations before amortization, and impairment, restructuring and other charges, which is a non-GAAP financial measure. Management uses this measure of operating profit to gauge segment performance because we believe this measure is the most indicative of performance trends and the overall earnings potential of each segment.

Net Sales by Segment (in millions)

	2006	2005	2004

North America	$1,914.5	$1,668.1	$1,569.0
Scotts LawnService®	205.7	159.8	135.2
International	408.5	430.3	405.6
Corporate & other	167.6	159.6	—

Segment total	2,696.3	2,417.8	2,109.8
Roundup® deferred contribution charge	—	(45.7)	—
Roundup® amortization	0.8	(2.8)	(3.3)

	$2,697.1	$2,369.3	$2,106.5

Income from Operations by Segment (in millions)

	2006	2005	2004

North America	$382.0	$343.9	$306.1
Scotts LawnService®	15.6	13.1	9.4
International	28.5	34.3	29.3
Corporate & other	(81.8)	(94.2)	(70.6)

Segment total	344.3	297.1	274.2
Roundup® deferred contribution charge	—	(45.7)	—
Roundup® amortization	0.8	(2.8)	(3.3)
Amortization	(16.8)	(14.8)	(8.3)
Impairment of intangibles	(66.4)	(23.4)	—
Restructuring and other charges	(9.4)	(9.5)	(9.8)

	$252.5	$200.9	$252.8

North America

North America segment net sales were $1.91 billion in fiscal 2006, an increase of 14.8% from fiscal 2005. Excluding the impact of acquisitions, sales improved 7.9%, approximately 1.9% of which was a result of pricing. Each of the core businesses performed well, with lawn fertilizers up 8% and growing media up 17%. Plant food grew 12%, benefiting from the very successful launch of Miracle-Gro® LiquaFeed®, while grass seed grew 24%. Ortho® sales were flat to last year due to a unfavorable season for weed control products.

During fiscal 2005, North America segment net sales increased 6.3%. Of the increase in North America net sales, approximately 2.3% was attributable to pricing. Within the North America segment, Gardening Products net sales, which include growing media and garden fertilizers, increased 9.8% with higher sales of value-added Miracle-Gro® garden soils and potting mix, Shake ’N Feed® continuous release plant food and Organic Choice® garden soils. Net sales of Ortho® products increased by 11.0% in fiscal 2005, driven largely by the successful launches of Home Defense MAX®, Weed-B-Gon® MAX®, and Ortho® Season-Long Grass and Weed Killer concentrate. Excluding the favorable impact of foreign exchange rates, the Canadian group of North America posted a 23.0% net sales increase in fiscal 2005. Unfavorable early season weather conditions adversely impacted the Lawns group within North America, resulting in net sales that were flat compared to fiscal 2004.

In fiscal 2006, North America segment operating income increased $38.1 million or 11.1%. This increased operating income was primarily the result of higher net sales and Project Excellence savings, offsetting a gross margin rate decline and growth in advertising spending.

In fiscal 2005, North America segment operating income increased $37.8 million or 12.3%. Higher sales volume and gross profits, product price increases, strong performance in the Roundup® business and moderate increases in SG&A spending more than offset higher commodity and fuel costs, investments in the home center sales team, and in research and development projects.

Scotts LawnService®

In fiscal 2006, we continued the expansion of our Scotts LawnService® business primarily through internal growth. We invested $4.4 million of capital in lawn care acquisitions in fiscal 2006, and $6.4 million in fiscal 2005. Acquisitions had been a major factor in the growth of the lawn care business prior to fiscal 2004. While we expect to continue making selective acquisitions in future years, we anticipate the majority of the future growth in our lawn care business will be organic.

Scotts LawnService® segment net sales increased $45.9 million or 28.7% in fiscal 2006. In fiscal 2005, Scotts LawnService® net sales increased 18.2% or $24.6 million. The growth in net sales for both years has been from increased customer counts and revenue per customer, strong customer retention, pricing to cover increased input costs, modest geographic expansion and the full year impact of recent acquisitions.

Operating income for the Scotts LawnService® segment increased $2.5 million or 19.1% in fiscal 2006 and $3.7 million or 39.4% in fiscal 2005. These increases are the result of revenue growth offset by investments in personnel and infrastructure to support future growth and service levels.

International

Net sales for the International segment in fiscal 2006 declined by 5.1% or $21.8 million compared to fiscal 2005. Excluding the effects of currency fluctuations, net sales declined 1.7%. The retail environment in Europe was challenging with category sales down in both the U.K. and France, our two largest European markets. We believe listing improvements have resulted in market share gains; however, these gains did not result in top line growth due to the category declines.

Fiscal 2005 International segment net sales increased $24.7 million or 6.1% compared to fiscal 2004. Excluding the effects of currency fluctuations, the fiscal 2005 net sales increase was 1.1%. Lower sales in France and the Benelux countries largely offset higher sales in the International professional business, Central Europe and the United Kingdom.

In fiscal 2006, International operating income decreased $5.8 million or 16.9% as compared to fiscal 2005. Lower sales and gross margins were partially offset by reduced SG&A spending, resulting in the year-over-year decline. Operating income grew $5.0 million or 17.1% in fiscal 2005, compared to fiscal 2004. Excluding favorable foreign exchange rates, International segment operating income increased 8.5%. The increase in fiscal 2005 operating income was attributable to modest revenue growth and reduced SG&A spending, partially offset by lower gross margins.

Corporate & Other

The loss from operations in Corporate & Other was $81.8 million in fiscal 2006, $94.2 million in fiscal 2005, and $70.6 million in fiscal 2004. The increase from fiscal 2004 to fiscal 2005 largely was driven by increased legal and Sarbanes-Oxley compliance costs. While significant reductions in these costs in fiscal 2006 served to reduce the loss as compared to fiscal 2005, a loss in our Smith & Hawken® business mitigated the impact of these cost reductions.

Management’s Outlook

We are very pleased with our performance in fiscal 2006. Despite upward pressure on commodity raw material costs and a challenging retail environment in Europe, we delivered record net sales and earnings. Our sales results were driven by strong point of sales growth in our North America business and continued expansion of our Scotts LawnService® business, as well as recent acquisitions.

Our strong results in fiscal 2006 have set the stage for another successful year in fiscal 2007. We are committed to executing the strategic initiatives outlined in “ITEM 1. BUSINESS — Strategic Initiatives,” all of which we believe will increase operating profits, secure future growth opportunities and strengthen the Company’s franchise for our consumers, our retail partners and our shareholders.

From a financial perspective, the execution of our strategic plan will also allow us to continue to improve Return on Invested Capital (ROIC) and free cash flows. Our regular quarterly dividends coupled with the special stock repurchase and dividend planned for the second quarter of fiscal 2007, will allow us to return funds to shareholders while maintaining our targeted capital structure and allowing for opportunistic acquisitions.

For certain information concerning our risk factors, see “ITEM 1A. RISK FACTORS.”

Liquidity and Capital Resources

Net cash provided from operating activities was $182.4 million for fiscal 2006, compared to $226.7 million for fiscal 2005, a decline of $44.3 million resulting from the following factors. First, we undertook an inventory build in North America in the fourth quarter of fiscal 2006 to take advantage of a historical trough in urea costs and to increase the predictability of fiscal 2007 costs. Second, Smith & Hawken® inventories increased as a result of a conscious early season effort to improve customer service; however, sales subsequently did not meet expectations. Third, $43.0 million of the Roundup® deferred contribution amount was paid in October 2005. Lastly, net payments against restructuring reserves used $9.2 million in cash in fiscal 2006 while non-cash restructuring costs of $10.3 million served to increase operating cash flows in fiscal 2005. These unfavorable cash flow developments were offset by a $34.3 million increase in accounts payable.

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

Cash used in investing activities was $174.1 million and $60.9 million for fiscal 2006 and fiscal 2005, respectively. Our acquisitions of Gutwein and RMC required a net cash outlay of $98.8 million in the first quarter of 2006, which was financed with borrowings under our existing lines of credit. Our acquisition of Smith & Hawken® in the first quarter of fiscal 2005 required a cash outlay of $73.6 million, financed in large part through the redemption of $57.2 million of investments. Capital spending of $57.0 million in fiscal 2006 was done in the normal course of business, compared to the $40.4 million spent in fiscal 2005. The increase in capital spending was partially due to approximately $4.9 million spent acquiring peat bogs in Scotland along with $5.4 million in new Smith and Hawken® stores.

Financing activities used cash of $46.9 million and $195.2 million in fiscal 2006 and fiscal 2005, respectively. As noted earlier, in fiscal 2006, we began a program to return cash to our shareholders. To that end, we paid dividends of $33.5 million and repurchased $87.9 million of our common shares financed in part by a net increase in borrowings under our Revolving Credit Agreement of $55.2 million. Prior to fiscal 2006, our focus was on aggressively paying down debt and managing our credit agreements and borrowings to maximize the benefit of our improving capital structure and debt facilities. Approximately $211.2 million of debt was retired in fiscal 2005. We also paid our first ever common share dividend in the fourth quarter of fiscal 2005 totaling $8.6 million. Proceeds from the exercise of employee stock options were $17.6 million in fiscal 2006 compared to $32.2 million in fiscal 2005.

Our primary sources of liquidity are cash generated by operations and borrowings under our credit agreements. Our Revolving Credit Agreement consists of an aggregate $1.05 billion multi-currency commitment (increased from $1.0 billion in February 2006), that extends through July 21, 2010. Under our current structure, we may request an additional $100 million in revolving credit commitments, subject to approval from our lenders. As of September 30, 2006, there was $775.9 million of availability under the Revolving Credit Agreement. As of September 30, 2006, we also had $200.0 million of 6 5/8% senior subordinated notes outstanding. Note 9 to the Consolidated Financial Statements provides additional information pertaining to our borrowing arrangements. We were in compliance with all of our debt covenants throughout fiscal 2006.

The recapitalization plan announced on December 12, 2006, to return $750 million to shareholders during the second quarter of fiscal 2007 will be financed by a restructuring of the Company’s principal borrowing arrangements. Our Revolving Credit Agreement will be replaced with new senior secured $2.1 to $2.3 billion multicurrency credit facilities that will provide for revolving credit and term loans. As part of the refinancing, we intend to repurchase the $200 million of 6 5/8% senior subordinated notes outstanding. We believe our new facilities will continue to provide the Company with the capacity to pursue targeted, strategic acquisitions that leverage our core competencies.

We are party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on accidents or product liability claims and alleged violations of environmental laws. We have reviewed our pending environmental and legal proceedings, including the probable outcomes, reasonably anticipated costs and expenses, reviewed the availability and limits of our insurance coverage and have established what we believe to be appropriate reserves. We do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters.

The following table summarizes our future cash outflows for contractual obligations as of September 30, 2006 (in millions):

		Payments Due by Period
					More than
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	5 years

Long-term debt obligations	$481.2	$6.0	$5.8	$255.0	$214.4
Operating lease obligations	190.3	34.9	56.0	36.1	63.3
Purchase obligations	419.3	215.9	145.6	48.2	9.6
Other, primarily retirement plan obligations	37.4	13.5	5.4	5.4	13.1

Total contractual cash obligations	$1,128.2	$270.3	$212.8	$344.7	$300.4

Purchase obligations primarily represent outstanding purchase orders for materials used in the Company’s manufacturing processes. Purchase obligations also include commitments for warehouse services, seed, and out-sourced information services which comprise the unconditional purchase obligations disclosed in Note 15 to Consolidated Financial Statements.

Other includes actuarially determined retiree benefit payments and pension funding to comply with local funding requirements. Pension funding requirements beyond fiscal 2007 are not currently determinable. The above table excludes interest payments, and insurance accruals as the Company is unable to estimate the timing of the payment for these items.

The Company has no off-balance sheet financing arrangements.

In our opinion, cash flows from operations and capital resources will be sufficient to meet debt service and working capital needs during fiscal 2007, and thereafter for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control.

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

The preparation of financial statements requires management to use judgment and make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, restructuring, environmental matters, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Although actual results historically have not deviated significantly from those determined using our estimates, our results of operations or financial position could differ, perhaps materially, from these estimates under different assumptions or conditions.

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

Goodwill, Indefinite-lived Intangibles and Long-lived Assets

We have significant investments in property and equipment, intangible assets and goodwill. Whenever changing conditions warrant, we review the realizability of the assets that may be affected. At least annually, we review goodwill and indefinite-lived intangible assets for impairment. The review for impairment of long-lived assets, intangibles and goodwill is primarily based on our estimates of future cash flows, which are based upon budgets and longer-range strategic plans. These budgets and plans are used for internal purposes and are also the basis for communication with outside parties about future business trends. While we believe the assumptions we use to estimate future cash flows are reasonable, there can be no assurance that the expected future cash flows will be realized. As a result, impairment charges that possibly should have been recognized in earlier periods may not be recognized until later periods if actual results deviate unfavorably from earlier estimates.

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

As part of our ongoing business, we are exposed to certain market risks, including fluctuations in interest rates, foreign currency exchange rates and commodity prices. Financial derivative and other instruments are used to manage these risks. These instruments are not used for speculative purposes.

Interest Rate Risk

The Company had variable rate debt instruments outstanding at September 30, 2006 and 2005 that are impacted by changes in interest rates. As a means of managing our interest rate risk on these debt instruments, the Company enters into interest rate swap agreements to effectively convert certain variable-rate debt obligations to fixed rates.

At September 30, 2006, the Company had outstanding interest rate swaps with major financial institutions that effectively converted a portion of our British pound (GBP) and Euro dollar denominated variable-rate debt to a fixed rate. The swaps agreements have a total U.S. dollar equivalent notional amount of $108.2 million with three-year terms expiring November 2008. Under the terms of these swaps, we paid fixed rates of 2.98% on Euro denominated swaps and 4.76% on GBP denominated swaps. At September 30, 2005, we had no outstanding interest rate swaps.

The following table summarizes information about our derivative financial instruments and debt instruments that are sensitive to changes in interest rates as of September 30, 2006 and 2005. For debt instruments, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents expected cash flows based on notional amounts and weighted-average interest rates by contractual maturity dates. Weighted-average variable rates are based on implied forward rates in the yield curve at September 30, 2006 and 2005. A change in our variable interest rate of 1% would have a $1.5 million impact on interest expense assuming the $145.8 million of our variable-rate debt that had not been hedged via an interest rate swap at September 30, 2006 was outstanding for the entire fiscal year. The information is presented in U.S. dollars (in millions):

	Expected Maturity Date				Fair
2006	2008	2010	After	Total	Value

Long-term debt:
Fixed rate debt		$—	$200.0	$200.0	$194.0
Average rate		—	6.625%	6.625%	—
Variable rate debt		$253.8	$—	$253.8	$253.8
Average rate		4.4%	—	4.4%	—
Interest rate derivatives:
Interest rate swaps based on Euro and GBP LIBOR	$1.3	$—	$—	$1.3	$1.3
Average rate	3.87%	—	—	3.87%	—

	Expected
	Maturity Date			Fair
2005	2010	After	Total	Value

Long-term debt:
Fixed rate debt	$—	$200.0	$200.0	$201.5
Average rate	—	6.625%	6.625%	—
Variable rate debt	$166.2	$—	$166.2	$166.2
Average rate	3.52%	—	3.52%	—

Excluded from the information provided above are $27.4 million and $27.3 million at September 30, 2006 and 2005, respectively, of miscellaneous debt instruments.

The recapitalization plan announced on December 12, 2006, to return $750 million to shareholders during the second quarter of fiscal 2007 will be financed by a restructuring of the Company’s principal borrowing arrangements. Our Revolving Credit Agreement will be replaced with new senior secured $2.1 to $2.3 billion multicurrency credit facilities that will provide for revolving credit and term loans. As part of the refinancing, we intend to repurchase the $200 million principal amount of 6 5/8% senior subordinated notes outstanding.

Other Market Risks

Our market risk associated with foreign currency rates is not considered to be material. Through fiscal 2006, we had only minor amounts of transactions that were denominated in currencies other than the currency of the country of origin. We are subject to market risk from fluctuating market prices of certain raw materials, including urea and other chemicals and paper and plastic products. Our objectives surrounding the procurement of these materials are to ensure continuous supply and to minimize costs. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. We have entered into arrangements to partially mitigate the effect of fluctuating fuel costs on our Scotts LawnService® business and hedged a portion of our urea needs for fiscal 2007.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and other information required by this Item are contained in the consolidated financial statements, notes thereto and schedule listed in the “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 51 herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported in the Current Report on Form 8-K/A filed by The Scotts Company, the public company predecessor to The Scotts Miracle-Gro Company, on December 17, 2004, at a meeting held on December 2, 2004, the Audit Committee of the Board of Directors of The Scotts Company dismissed PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm and approved the engagement of Deloitte & Touche LLP as the Company’s independent registered public accounting firm. Deloitte & Touche LLP accepted the engagement as the Company’s independent registered public accounting firm effective as of December 17, 2004.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The “Annual Report of Management on Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 52 of this Annual Report on Form 10-K.

Attestation Report of Independent Registered Public Accounting Firm

The “Report of Independent Registered Public Accounting Firm” required by Item 308(b) of SEC Regulation S-K is included on page 53 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On December 12, 2006, The Scotts Miracle-Gro Company (the “Registrant”) issued a press release (the “December 12, 2006 Press Release”) announcing that it intended to implement a recapitalization plan (the “Recapitalization Plan”) that would return $750 million to the Registrant’s shareholders. A copy of the December 12, 2006 Press Release was included as Exhibit 99.1 to the Registrant’s Schedule TO filed with the Securities and Exchange Commission on December 12, 2006. Pursuant to this Recapitalization Plan, which has been approved in concept by the Registrant’s Board of Directors, the Registrant intends to launch a “Dutch auction” tender offer in January 2007 to repurchase up to $250 million of the Registrant’s common shares. Following the consummation of the tender offer and subject to final Board approval, the Registrant intends to declare a special one-time cash dividend during the second quarter of fiscal 2007, currently anticipated to be $500 million in the aggregate but subject to revision based on spending for tendered common shares.

In connection with the Recapitalization Plan, the Registrant received a commitment letter from JPMorgan Chase, Bank of America and Citigroup, subject to the terms and conditions set forth therein, to provide the Registrant and certain of its subsidiaries the following loan facilities totaling in the aggregate up to $2.1 billion: (a) a senior secured five-year term loan in the principal amount of $550 million and (b) a senior secured five-year revolving loan facility in the aggregate principal amount of up to $1.55 billion. The Registrant will have the ability to increase the aggregate amount of the revolving and term loan facilities by $200 million allocated on a pro rata basis, subject to demand in the syndication process. The new $2.1 billion senior secured credit facilities would replace the Registrant’s existing $1.05 billion senior credit facility. In connection with the Recapitalization Plan, the Registrant also intends to use proceeds from the new credit facilities to repurchase the Registrant’s 6 5/8% senior subordinated notes due 2013 in an aggregate principal amount of $200 million.

In fiscal 2006, the Registrant’s Board of Directors launched a five-year $500 million share repurchase program, pursuant to which the Registrant has repurchased approximately 2.0 million common shares for approximately $87.9 million as of the date of this Annual Report on Form 10-K. In connection with the Recapitalization Plan, the remaining portion of the Registrant’s $500 million share repurchase program will be terminated.

IMPORTANT NOTICE:  Each of the December 12, 2006 Press Release and the disclosure in this Item 9B and elsewhere in this Annual Report on Form 10-K in respect of the Registrant’s intention to implement the Recapitalization Plan and launch a “Dutch auction” tender offer is for informational purposes only and is not an offer to buy or the solicitation of an offer to sell any of the Registrant’s common shares. The Registrant has not yet commenced the tender offer described therein. On the commencement date of the tender offer, an offer to purchase, a letter of transmittal and related documents will be filed with the Securities and Exchange Commission, will be mailed to shareholders of record and will also be made available for distribution to beneficial owners of the Registrant’s common shares. The solicitation of offers to buy the Registrant’s common shares will only be made pursuant to the offer to purchase, the letter of transmittal and related documents. When they are available, shareholders should read those materials carefully because they will contain important information, including the various terms of, and conditions to, the tender offer. When they are available, shareholders will be able to obtain the offer to purchase, the letter of transmittal and related documents without charge from the Securities and Exchange Commission’s website at www.sec.gov or from the information agent that is selected by the Registrant. Shareholders are urged to read carefully those materials when they become available prior to making any decisions with respect to the tender offer.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with General Instruction G(3) of Form 10-K, the information regarding directors required by Item 401 of SEC Regulation S-K is incorporated herein by reference from the material which will be included under the caption “PROPOSAL NUMBER 1 — ELECTION OF DIRECTORS” in the Registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on January 25, 2007 (the “Proxy Statement”). The information regarding executive officers of the Registrant required by Item 401 of SEC Regulation S-K is included in “SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT” of Part I of this Annual Report on Form 10-K.

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the material which will be included under the caption “BENEFICIAL OWNERSHIP OF SECURITIES OF THE COMPANY — Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement.

Information concerning the Registrant’s Audit Committee and the determination by the Registrant’s Board of Directors that at least one member of the Audit Committee qualifies as an “audit committee financial expert” is incorporated herein by reference from the material which will be included under the caption “PROPOSAL NUMBER 1 — ELECTION OF DIRECTORS — Committees of the Board — Audit Committee” in the Registrant’s Proxy Statement. Information concerning the nomination process for director candidates is incorporated herein by reference from the material which will be included under the captions “PROPOSAL NUMBER 1 — ELECTION OF DIRECTORS — Committees of the Board — Governance and Nominating Committee” and “PROPOSAL NUMBER 1 — ELECTION OF DIRECTORS — Nomination of Directors.”

The Board of Directors of the Registrant has adopted charters for each of the Audit Committee, the Governance and Nominating Committee, the Compensation and Organization Committee and the Innovation & Technology Committee.

In accordance with the requirements of Section 303A.10 of the New York Stock Exchange’s Listed Company Manual, the Board of Directors of the Registrant has adopted a Code of Business Conduct and Ethics covering the members of the Registrant’s Board of Directors and associates (employees) of the Registrant and its subsidiaries, including, without limitation, the Registrant’s principal executive officer, principal financial officer and principal accounting officer. The Registrant intends to disclose the following on its Internet website located at http://investor.scotts.com within four business days following their occurrence: (A) the date and nature of any amendment to a provision of its Code of Business Conduct and Ethics that (i) applies to the Registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the code of ethics definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver) of any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics to the Registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, that relates to one or more of the elements of the code of ethics definition set forth in Item 406(b) of SEC Regulation S-K.

The text of the Code of Business Conduct and Ethics, the Registrant’s Corporate Governance Guidelines, the Audit Committee charter, the Governance and Nominating Committee charter, the Compensation and Organization Committee charter and the Innovation & Technology Committee charter are posted under the “governance” link on the Registrant’s Internet website located at http://investor.scotts.com. Interested persons may also obtain copies of each of these documents without charge by writing to The Scotts Miracle-Gro Company, Attention: Corporate Secretary, 14111 Scottslawn Road, Marysville, Ohio 43041. In addition, a copy of the Code of Business Conduct and Ethics, as amended on November 2, 2006, is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) of Form 10-K, the material contained under the captions “EXECUTIVE COMPENSATION — Summary of Cash and Other Compensation, — Option Grants in 2006

Fiscal Year, — Option Exercises in 2006 Fiscal Year and 2006 Fiscal Year-End Option/SAR Values, — Performance Shares, — Executive Retirement Plan, — Pension Plans, — The Scotts Miracle-Gro Company Discounted Stock Purchase Plan and — Employment Agreements and Termination of Employment and Change-in-Control Arrangements,” “PROPOSAL NUMBER 1 — ELECTION OF DIRECTORS — Compensation of Directors and — Compensation and Organization Committee Interlocks and Insider Participation” and “EXECUTIVE COMPENSATION — Report of the Compensation and Organization Committee on Executive Compensation for the 2006 Fiscal Year — Executive Incentive Plan” in the Registrant’s Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In accordance with General Instruction G(3) of Form 10-K, the material contained under the captions “BENEFICIAL OWNERSHIP OF SECURITIES OF THE COMPANY” and “EXECUTIVE COMPENSATION — Equity Compensation Plan Information” in the Registrant’s Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with General Instruction G(3) of Form 10-K, the material contained under the captions “BENEFICIAL OWNERSHIP OF SECURITIES OF THE COMPANY”, “PROPOSAL NUMBER 1 — ELECTION OF DIRECTORS” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in the Registrant’s Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with General Instruction G(3) of Form 10-K, the material contained under the captions “AUDIT COMMITTEE MATTERS — Fees of the Independent Registered Public Accounting Firm and — THE SCOTTS MIRACLE-GRO COMPANY THE AUDIT COMMITTEE POLICIES AND PROCEDURES REGARDING APPROVAL OF SERVICES PROVIDED BY THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in the Registrant’s Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

1 and 2. Financial Statements and Financial Statement Schedule:

The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K. Reference is made to the “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 51 herein.

3.  Exhibits:

The exhibits listed on the “Index to Exhibits” beginning on page 108 of this Annual Report on Form 10-K are filed with this Annual Report on Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits.” The following table provides certain information concerning each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

MANAGEMENT CONTRACTS AND COMPENSATORY PLANS AND ARRANGEMENTS

Exhibit
No.	Description	Location

10(a)(1)	The O.M. Scott & Sons Company Excess Benefit Plan, effective October 1, 1993	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993, of The Scotts Company, a Delaware corporation (File No. 0-19768) [Exhibit 10(h)]
10(a)(2)	First Amendment to The O.M. Scott & Sons Company Excess Benefit Plan, effective as of January 1, 1998	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 2001 of The Scotts Company, an Ohio corporation (“Scotts”) (File No. 1-13292) [Exhibit 10(a)(2)]
10(a)(3)	Second Amendment to The O.M. Scott & Sons Company Excess Benefit Plan, effective as of January 1, 1999	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(a)(3)]
10(a)(4)	Third Amendment to The O.M. Scott & Sons Company Excess Benefit Plan, effective as of March 18, 2005 (amended title of plan to be The Scotts Company LLC Excess Benefit Plan)	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 of The Scotts Miracle-Gro Company (the “Registrant”) (File No. 1-13292) [Exhibit 10(CC)]
10(b)	The Scotts Company LLC Executive/Management Incentive Plan	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-13292) [Exhibit 10.4]
10(c)	Specimen form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Executive/Management Incentive Plan	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 (File No. 1-13292) [Exhibit 10.1]
10(d)	Executive Officers of The Scotts Miracle-Gro Company who are parties to form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Executive/Management Incentive Plan	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed September 18, 2006 (File No. 1-13292) [Exhibit 10.2]
10(e)(1)	The Scotts Company 1996 Stock Option Plan (as amended through May 15, 2000)	Incorporated herein by reference to Scotts’ Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2000 (File No. 1-13292) [Exhibit 10(d)]

Exhibit
No.	Description	Location

10(e)(2)	The Scotts Company 1996 Stock Option Plan (2002 Amendment)	Incorporated herein by reference to Scotts’ Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2002 (File No. 1-13292) [Exhibit 10(d)(i)]
10(e)(3)	Amendment to The Scotts Company 1996 Stock Option Plan — 2005 Amendment, effective as of March 18, 2005 (amended title of plan to be The Scotts Miracle-Gro Company 1996 Stock Option Plan)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 (File No. 1-13292) [Exhibit 10(z)]
10(f)	Form of 1996 Stock Option Plan Stock Option Agreement — Non-Qualified Stock Option	Incorporated herein by reference to Scotts’ Current Report on Form 8-K filed November 19, 2004 (File No. 1-13292) [Exhibit 10.7]
10(g)	Specimen form of Stock Option Agreement (as amended through October 23, 2001) for Non-Qualified Stock Options granted to employees under The Scotts Company 1996 Stock Option Plan, French specimen	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(f)]
10(h)(1)	The Scotts Company Executive Retirement Plan	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 1-11593) [Exhibit 10(j)]
10(h)(2)	First Amendment to The Scotts Company Executive Retirement Plan, effective as of January 1, 1999	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(g)(2)]
10(h)(3)	Second Amendment to The Scotts Company Executive Retirement Plan, effective as of January 1, 2000	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(g)(3)]
10(h)(4)	Third Amendment to The Scotts Company Executive Retirement Plan, effective as of January 1, 2003	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 1-13292) [Exhibit 10(g)(4)]
10(h)(5)	Fourth Amendment to The Scotts Company Executive Retirement Plan, effective as of January 1, 2004	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (File No. 1-13292) [Exhibit 10(g)(5)]

Exhibit
No.	Description	Location

10(h)(6)	Fifth Amendment to The Scotts Company Executive Retirement Plan, effective as of March 18, 2005 (amended title of plan to be The Scotts Company LLC Executive Retirement Plan)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 (File No. 1-13292) [Exhibit 10(DD)]
10(i)	Employment Agreement, dated as of May 19, 1995, between The Scotts Company and James Hagedorn	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (File No. 1-11593) [Exhibit 10(p)]
10(j)(1)	Letter agreement, dated June 8, 2000, between The Scotts Company and Patrick J. Norton	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 1-13292) [Exhibit 10(q)]
10(j)(2)	Letter agreement, dated November 5, 2002, and accepted by Mr. Norton on November 22, 2002, pertaining to the terms of employment of Patrick J. Norton through December 31, 2005, and superseding certain provisions of the letter agreement, dated June 8, 2000, between The Scotts Company and Mr. Norton	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 1-13292) [Exhibit 10(q)]
10(j)(3)	Letter of Extension, dated October 25, 2005, between The Scotts Miracle-Gro Company and Patrick J. Norton	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 14, 2005 (File No. 1-13292) [Exhibit 10.3]
10(k)	Written description of employment, severance and change in control terms between the Registrant and David M. Aronowitz and Denise S. Stump	*
10(l)(1)	The Scotts Company 2003 Stock Option and Incentive Equity Plan	Incorporated herein by reference to Scotts’ Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2002 (File No. 1-13292) [Exhibit 10(w)]
10(l)(2)	First Amendment to The Scotts Company 2003 Stock Option and Incentive Equity Plan, effective as of March 18, 2005 (amended title of plan to be The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 (File No. 1-13292) [Exhibit 10(AA)]
10(m)	Letter agreement between The Scotts Company and Robert F. Bernstock, dated April 23, 2003 and accepted by Mr. Bernstock on May 2, 2003	Incorporated herein by reference to Scotts’ Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2003 (File No. 1-13292) [Exhibit 10(x)]
10(n)	Employment Agreement and Covenant Not to Compete, effective as of October 1, 2004, between The Scotts Company and Robert F. Bernstock	Incorporated herein by reference to Scotts’ Current Report on Form 8-K filed November 19, 2004 (File No. 1-13292) [Exhibit 10.1]

Exhibit
No.	Description	Location

10(o)	First Amendment to Employment Agreement and Covenant Not to Compete, effective as of October 1, 2004, between The Scotts Company and Robert F. Bernstock	Incorporated herein by reference to Scotts’ Current Report on Form 8-K filed November 19, 2004 (File No. 1-13292) [Exhibit 10.2]
10(p)	Second Amendment to Employment Agreement and Covenant Not to Compete, effective as of October 1, 2004, between The Scotts Company and Robert F. Bernstock	Incorporated herein by reference to Scotts’ Current Report on Form 8-K filed November 19, 2004 (File No. 1-13292) [Exhibit 10.3]
10(q)	Third Amendment to Employment Agreement and Covenant Not to Compete, executed February 9, 2006 to be effective as of October 1, 2005, between The Scotts Miracle-Gro Company, The Scotts Company LLC and Robert F. Bernstock	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 1-13292) [Exhibit 10(c)]
10(r)	The Scotts Company 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors, effective as of October 1, 2004, between The Scotts Company and Robert F. Bernstock, in respect of grant of 25,000 shares of restricted stock	Incorporated herein by reference to Scotts’ Current Report on Form 8-K filed November 19, 2004 (File No. 1-13292) [Exhibit 10.4]
10(s)	Amendment to The Scotts Company 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors, effective as of October 1, 2004, between The Scotts Company and Robert F. Bernstock, in respect of June 2, 2003 award of freestanding stock appreciation rights	Incorporated herein by reference to Scotts’ Current Report on Form 8-K filed November 19, 2004 (File No. 1-13292) [Exhibit 10.5]
10(t)	Amendment to The Scotts Company 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors, effective as of October 1, 2004, between The Scotts Company and Robert F. Bernstock, in respect of November 19, 2003 award of freestanding stock appreciation rights	Incorporated herein by reference to Scotts’ Current Report on Form 8-K filed November 19, 2004 (File No. 1-13292) [Exhibit 10.6]
10(u)	The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors, effective as of December 9, 2005, between The Scotts Miracle-Gro Company and Robert F. Bernstock, in respect of grant of 10,000 Performance Shares	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 1-13292) [Exhibit 10(a)]
10(v)	The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors, effective as of October 12, 2005, between The Scotts Miracle-Gro Company and Robert F. Bernstock, in respect of grant of Nonqualified Stock Options to purchase 16,900 common shares (33,800 common shares as adjusted for 2-for-1 stock split distributed on November 9, 2005)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 1-13292) [Exhibit 10(d)]

Exhibit
No.	Description	Location

10(w)	The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors, effective as of October 12, 2005, between The Scotts Miracle-Gro Company and Robert F. Bernstock, in respect of grant of 3,200 shares of Restricted Stock (6,400 as adjusted for 2-for-1 stock split distributed on November 9, 2005)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 1-13292) [Exhibit 10(e)]
10(x)	Amendment to The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors, dated February 9, 2006, effective October 12, 2005, between The Scotts Miracle-Gro Company and Robert F. Bernstock in respect of grant of Nonqualified Stock Options to purchase 33,800 common shares (as adjusted)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 1-13292) [Exhibit 10(f)]
10(y)	Amendment to The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors, dated February 9, 2006, effective October 12, 2005, between The Scotts Miracle-Gro Company and Robert F. Bernstock, in respect of grant of 6,400 shares of Restricted Stock (as adjusted)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 1-13292) [Exhibit 10(g)]
10(z)	Separation Agreement and Release of All Claims, dated December 1, 2006, between The Scotts Company LLC and Robert F. Bernstock	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 7, 2006 (File No. 1-13292) [Exhibit 10.3]
10(aa)	Employment Agreement for Christopher Nagel, entered into effective as of October 1, 2006, by and between Christopher Nagel and The Scotts Miracle-Gro Company	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 7, 2006 (File No. 1-13292) [Exhibit 10.1]
10(bb)	The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan Award Agreement for Employees, evidencing Restricted Stock Award of 38,000 Restricted Common Shares Awarded to Christopher Nagel on October 1, 2006 by The Scotts Miracle-Gro Company	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 7, 2006 (File No. 1-13292) [Exhibit 10.2]
10(cc)	Form of 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-13292) [Exhibit 10(u)]
10(dd)	Form of 2003 Stock Option and Incentive Equity Plan Award Agreement for Directors	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-13292) [Exhibit 10(v)]
10(ee)	The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-13292) [Exhibit 10.2]

Exhibit
No.	Description	Location

10(ff)	Specimen form of Award Agreement used to evidence Time-Based Nonqualified Stock Options for Non-Employee Directors under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-13292) [Exhibit 10.3]
10(gg)	Specimen form of Award Agreement to evidence Time-Based Nonqualified Stock Options for Employees under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 1-13292) [Exhibit 10(b)]
10(hh)	Specimen form of Award Agreement for Third Party Service Providers to evidence awards under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan to third party service providers	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 (File No. 1-13292) [Exhibit 10.3]
10(ii)	The Scotts Miracle-Gro Company Discounted Stock Purchase Plan (As Amended and Restated as of January 26, 2006; Reflects 2-for-1 Stock Split Distributed on November 9, 2005)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-13292) [Exhibit 10.1]
10(jj)	Summary of Compensation for Directors of The Scotts Miracle-Gro Company	*

* Filed herewith.

(b) EXHIBITS

The exhibits listed on the “Index to Exhibits” beginning on page 108 of this Annual Report on Form 10-K are filed with this Annual Report on Form 10-K or incorporated herein by reference.

(c) FINANCIAL STATEMENT SCHEDULE

The financial statement schedule filed with this Annual Report on Form 10-K is submitted in a separate section hereof. For a description of such financial statement schedule, see “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 51 herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY
Dated: December 14, 2006	By: /s/ James Hagedorn James Hagedorn, President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark R. Baker Mark R. Baker	Director	December 14, 2006

/s/ Gordon F. Brunner Gordon F. Brunner	Director	December 14, 2006

/s/ Arnold W. Donald Arnold W. Donald	Director	December 14, 2006

/s/ Joseph P. Flannery Joseph P. Flannery	Director	December 14, 2006

/s/ James Hagedorn James Hagedorn	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	December 14, 2006

/s/ Thomas N. Kelly Jr. Thomas N. Kelly Jr.	Director	December 14, 2006

/s/ Katherine Hagedorn Littlefield Katherine Hagedorn Littlefield	Director	December 14, 2006

/s/ Karen G. Mills Karen G. Mills	Director	December 14, 2006

/s/ David C. Evans David C. Evans	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 14, 2006

/s/ Patrick J. Norton Patrick J. Norton	Director	December 14, 2006

/s/ Stephanie M. Shern Stephanie M. Shern	Director	December 14, 2006

/s/ John M. Sullivan John M. Sullivan	Director	December 14, 2006

/s/ John Walker, Ph.D. John Walker, Ph.D.	Director	December 14, 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Page

Consolidated Financial Statements of The Scotts Miracle-Gro Company and Subsidiaries:
Annual Report of Management on Internal Control Over Financial Reporting	52
Reports of Independent Registered Public Accounting Firms	53
Consolidated Statements of Operations for the fiscal years ended September 30, 2006, 2005 and 2004	56
Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2006, 2005 and 2004	57
Consolidated Balance Sheets at September 30, 2006 and 2005	58
Consolidated Statements of Shareholders’ Equity for the fiscal years ended September 30, 2006, 2005 and 2004	59
Notes to Consolidated Financial Statements	60
Schedule Supporting the Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firms on Financial Statement Schedule	106
Schedule II — Valuation and Qualifying Accounts for the fiscal years ended September 30, 2006, 2005 and 2004	107
EX-4(C)(3)
EX-4(C)(4)
EX-4(O)
EX-10(K)
EX-10(JJ)
EX-21
EX-23(A)
EX-23(B)
EX-31(A)
EX-31(B)
EX-32

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

Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2006, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

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

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2006, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. We reviewed the results of management’s assessment with the Audit Committee of The Scotts Miracle-Gro Company.

Our independent registered public accounting firm, Deloitte & Touche LLP, audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting. Deloitte & Touche LLP has issued an attestation report concurring with management’s assessment, as stated in their report which appears herein.

/s/ James Hagedorn	/s/ David C. Evans
James Hagedorn	David C. Evans
President, Chief Executive Officer	Executive Vice President
and Chairman of the Board	and Chief Financial Officer
Dated: December 13, 2006	Dated: December 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Scotts Miracle-Gro Company
Marysville, Ohio

We have audited the accompanying consolidated balance sheets of The Scotts Miracle-Gro Company and Subsidiaries (the “Company”) as of September 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 13, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Columbus, Ohio
December 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Scotts Miracle-Gro Company:

In our opinion, the consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the results of operations and cash flows of The Scotts Miracle-Gro Company for the year ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Columbus, OH
November 22, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Scotts Miracle-Gro Company
Marysville, Ohio

We have audited management’s assessment, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting, that The Scotts Miracle-Gro Company and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2006 is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2006 of the Company and our report dated December 13, 2006 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

Columbus, Ohio
December 13, 2006

The Scotts Miracle-Gro Company
Consolidated Statements of Operations
for the fiscal years ended September 30, 2006, 2005 and 2004
(in millions, except per share data)

	2006	2005	2004

Net sales	$2,697.1	$2,369.3	$2,106.5
Cost of sales	1,741.1	1,509.2	1,313.5
Restructuring and other charges	0.1	(0.3)	0.6

Gross profit	955.9	860.4	792.4
Operating expenses:
Selling, general and administrative	636.9	633.8	540.7
Impairment, restructuring and other charges	75.7	33.2	9.1
Other income, net	(9.2)	(7.5)	(10.2)

Income from operations	252.5	200.9	252.8
Costs related to refinancings	—	1.3	45.5
Interest expense	39.6	41.5	48.8

Income before income taxes	212.9	158.1	158.5
Income taxes	80.2	57.7	58.0

Income from continuing operations	132.7	100.4	100.5
Income from discontinued operations	—	0.2	0.4

Net income	$132.7	$100.6	$100.9

Basic earnings per common share:
Income from continuing operations	$1.97	$1.51	$1.55
Income from discontinued operations	—	—	0.01

Net income	$1.97	$1.51	$1.56

Diluted earnings per common share:
Income from continuing operations	$1.91	$1.47	$1.51
Income from discontinued operations	—	—	0.01

Net income	$1.91	$1.47	$1.52

See Notes to Consolidated Financial Statements.

The Scotts Miracle-Gro Company
Consolidated Statements of Cash Flows
for the fiscal years ended September 30, 2006, 2005 and 2004
(in millions)

	2006	2005	2004

OPERATING ACTIVITIES
Net income	$132.7	$100.6	$100.9
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of intangible assets	66.4	23.4	—
Costs related to refinancings	—	1.3	45.5
Stock-based compensation expense	15.7	10.7	7.8
Depreciation	51.0	49.6	46.1
Amortization	16.0	17.6	11.6
Deferred taxes	(0.4)	(13.6)	17.6
Gain on sale of property, plant and equipment	(0.5)	—	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(37.6)	(37.9)	(1.9)
Inventories	(60.6)	(15.8)	(14.0)
Prepaid and other current assets	(3.6)	8.1	(16.9)
Accounts payable	34.3	10.3	(18.7)
Accrued taxes and liabilities	(33.4)	27.9	29.5
Restructuring reserves	(9.2)	10.3	0.8
Other non-current items	2.0	6.6	(5.8)
Other, net	9.6	27.6	11.7

Net cash provided by operating activities	182.4	226.7	214.2

INVESTING ACTIVITIES
Investment in available for sale securities	—	—	(121.4)
Redemption of available for sale securities	—	57.2	64.2
Payments on seller notes	—	—	(12.3)
Proceeds from sale of property, plant and equipment	1.3	—	—
Investment in property, plant and equipment	(57.0)	(40.4)	(35.1)
Investments in acquired businesses, net of cash acquired	(118.4)	(77.7)	(8.2)

Net cash used in investing activities	(174.1)	(60.9)	(112.8)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	746.9	924.2	648.6
Repayments under revolving and bank lines of credit	(691.7)	(736.4)	(646.6)
Repayment of term loans	—	(399.0)	(827.5)
Proceeds from issuance of term loans	—	—	900.0
Redemption of 8 5/8% Senior Subordinated Notes	—	—	(418.0)
Proceeds from issuance of 6 5/8% Senior Subordinated Notes	—	—	200.0
Financing and issuance fees	—	(3.6)	(13.0)
Dividends paid	(33.5)	(8.6)	—
Payments on sellers notes	(4.5)	(6.9)	—
Purchase of common shares	(87.9)	—	—
Excess tax benefits from share-based payment arrangements	6.2	—	—
Cash received from exercise of stock options	17.6	32.2	23.5
Proceeds from termination of interest rate swaps	—	2.9	—

Net cash used in financing activities	(46.9)	(195.2)	(133.0)

Effect of exchange rate changes	6.5	(6.0)	(8.7)

Net decrease in cash	(32.1)	(35.4)	(40.3)
Cash and cash equivalents, beginning of year	80.2	115.6	155.9

Cash and cash equivalents, end of year	$48.1	$80.2	$115.6

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of interest capitalized	(38.2)	(39.9)	(50.9)
Income taxes paid	(60.3)	(64.0)	(34.7)

See Notes to Consolidated Financial Statements.

The Scotts Miracle-Gro Company
Consolidated Balance Sheets
September 30, 2006 and 2005
(in millions except per share data)

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$48.1	$80.2
Accounts receivable, less allowances of $11.3 in 2006 and $11.4 in 2005	380.4	323.3
Inventories, net	409.2	324.9
Prepaid and other assets	104.3	59.4

Total current assets	942.0	787.8
Property, plant and equipment, net	367.6	337.0
Goodwill	458.1	432.9
Intangible assets, net	424.7	439.5
Other assets	25.2	21.7

Total assets	$2,217.6	$2,018.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$6.0	$11.1
Accounts payable	200.4	151.7
Accrued liabilities	269.1	314.7
Accrued taxes	20.7	8.7

Total current liabilities	496.2	486.2
Long-term debt	475.2	382.4
Other liabilities	164.5	124.1

Total liabilities	1,135.9	992.7

Commitments and contingencies (Notes 14, 15 and 16)
Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share, shares issued and outstanding of 66.6 in 2006 and 67.8 in 2005	509.1	491.3
Retained earnings	690.7	591.5
Treasury shares, at cost; 1.5 shares	(66.5)	—
Accumulated other comprehensive loss	(51.6)	(56.6)

Total shareholders’ equity	1,081.7	1,026.2

Total liabilities and shareholders’ equity	$2,217.6	$2,018.9

See Notes to Consolidated Financial Statements.

The Scotts Miracle-Gro Company
Consolidated Statements of Shareholders’ Equity
for the fiscal years ended September 30, 2006, 2005, and 2004
(in millions)

								Accumulated
			Capital in					Other
	Common Stock		Excess of	Deferred	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Stated Value	Compensation	Earnings	Shares	Amount	Income/(loss)	Total

Balance, September 30, 2003	64.1	$0.3	$398.4	$(8.3)	$398.6	—	—	$(60.8)	$728.2
Net income					100.9				100.9
Foreign currency translation								(0.9)	(0.9)
Unrecognized gain on derivatives, net of tax								1.0	1.0
Minimum pension liability, net of tax								2.9	2.9

Comprehensive income									103.9
Stock-based compensation awarded			12.2	(12.2)
Stock-based compensation forfeitures			(1.2)	1.2
Stock-based compensation expense				8.9					8.9
Issuance of common shares	1.6		33.6						33.6

Balance, September 30, 2004	65.7	0.3	443.0	(10.4)	499.5	—	—	(57.8)	874.6
Net income					100.6				100.6
Foreign currency translation								4.1	4.1
Unrecognized gain on derivatives, net of tax								2.1	2.1
Minimum pension liability, net of tax								(5.0)	(5.0)

Comprehensive income									101.8
Stock-based compensation awarded			15.1	(15.1)
Stock-based compensation forfeitures			(2.6)	2.6
Stock-based compensation expense				10.7					10.7
Cash dividends paid (12.5 cents per share)					(8.6)				(8.6)
Issuance of common shares	2.1		47.7						47.7

Balance, September 30, 2005	67.8	0.3	503.2	(12.2)	591.5	—	—	(56.6)	1,026.2
Net income					132.7				132.7
Foreign currency translation								(1.5)	(1.5)
FAS 123(R) reclassification			(12.2)	12.2					—
Minimum pension liability, net of tax								6.5	6.5

Comprehensive income									137.7
Stock-based compensation expense			15.7						15.7
Cash dividends paid (50 cents per share)					(33.5)				(33.5)
Treasury stock purchases						2.0	(87.9)		(87.9)
Treasury stock issuances			(21.4)			(0.5)	21.4		—
Issuance of common shares	0.3		23.5						23.5

Balance, September 30, 2006	68.1	$0.3	$508.8	$—	$690.7	1.5	$(66.5)	$(51.6)	$1,081.7

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) and its subsidiaries (collectively, the “Company”) are engaged in the manufacture, marketing and sale of lawn and garden care products. The Company’s major customers include home improvement centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, commercial nurseries and greenhouses, and specialty crop growers. The Company’s products are sold primarily in North America and the European Union. We also operate the Scotts LawnService® business which provides lawn and tree and shrub fertilization, insect control and other related services in the United States and Smith & Hawken®, a leading brand in the outdoor living and gardening lifestyle category. Effective November 18, 2005, the Company entered the North America wild bird food category with the acquisition of Gutwein & Co., Inc. (“Gutwein”).

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

Organization and Basis of Presentation

The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Scotts Miracle-Gro and all wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts are eliminated in consolidation. The Company’s criteria for consolidating entities is based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control.

Revenue Recognition

Revenue is recognized when title and risk of loss transfer, which generally occurs when products are received by the customer. Provisions for estimated returns and allowances are recorded at the time revenue is recognized based on historical rates and are periodically adjusted for known changes in return levels. Shipping and handling costs are included in cost of sales. Scotts LawnService® revenues are recognized at the time service is provided to the customer.

Under the terms of the Amended and Restated Exclusive Agency and Marketing Agreement (the “Marketing Agreement”) between the Company and Monsanto, the Company, in its role as exclusive agent performs certain functions, such as sales support, merchandising, distribution and logistics, and incurs certain costs in support of the consumer Roundup® business. The actual costs incurred by the Company on behalf of Roundup® are recovered from Monsanto through the terms of the Marketing Agreement. The reimbursement of costs for which the Company is considered the primary obligator is included in net sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising

The Company advertises its branded products through national and regional media. Advertising costs incurred during the year are expensed to interim periods in relation to revenues. All advertising costs, except for external production costs, are expensed within the fiscal year in which such costs are incurred. External production costs for advertising programs are deferred until the period in which the advertising is first aired. Advertising expenses were $137.3 million in fiscal 2006, $122.5 million in fiscal 2005 and $105.0 million in fiscal 2004.

Scotts LawnService® promotes its service offerings primarily through direct mail campaigns. External costs associated with these campaigns that qualify as direct response advertising costs are deferred and recognized as advertising expense in proportion to revenues over a period not beyond the end of the subsequent calendar year. Costs that are not direct advertising costs are expensed within the fiscal year incurred on a monthly basis in proportion of net sales. The costs deferred at September 30, 2006 and 2005 were $5.6 million and $2.4 million, respectively.

Research and Development

All costs associated with research and development are charged to expense as incurred. Expense for fiscal 2006, 2005 and 2004 was $35.1 million, $38.0 million and $34.4 million including registrations of $8.2 million, $7.5 million and $6.8 million, respectively.

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

Stock-Based Compensation Awards

In fiscal 2003, the Company began expensing prospective grants of employee stock-based compensation awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” The Company adopted SFAS 123(R), “Share-Based Payment” effective October 1, 2005, following the modified prospective application approach. The Company was already in substantial compliance with SFAS 123(R) at the adoption date as SFAS 123(R) closely parallels SFAS 123. The adoption of SFAS 123(R) did not have a significant effect on the Company’s results of operations for the period ended September 30, 2006. The fair value of awards is expensed ratably over the vesting period, generally three years, except for grants to members of the Board of Directors that have a shorter vesting period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per Common Share

On November 9, 2005, the Company executed a 2-for-1 stock split to shareholders of record on November 2, 2005. All share and per share information included in these consolidated financial statements and notes thereto reflect this stock split for all periods presented.

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

Investments

At September 30, 2004, the Company held investments consisting of adjustable rate notes issued by a variety of borrowers (the “Notes”). The Notes were accounted for as “available for sale securities” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Notes held at September 30, 2004, in the amount of $57.2 million, were redeemed on October 1, 2004.

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

Inventories

Inventories are stated at the lower of cost or market, principally determined by the FIFO method. Certain growing media inventories are accounted for by the LIFO method. Approximately 5% and 6% of inventories were valued at the lower of LIFO cost or market at September 30, 2006 and 2005, respectively. Inventories include the cost of raw materials, labor and manufacturing overhead. The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory at the lower of cost or market value. Reserves for excess and obsolete inventories were $15.1 million and $16.3 million at September 30, 2006 and 2005, respectively.

The Company adopted the provisions of SFAS 151, “Inventory Costs,” in the first quarter of fiscal 2006. SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company has completed its evaluation of the provisions of SFAS 151, and its adoption did not have a material impact on its financial position or results of operations.

Goodwill and Indefinite-lived Intangible Assets

In accordance with SFAS 142, goodwill and intangible assets determined to have indefinite lives are not subject to amortization. Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company conducts its annual impairment review of indefinite-lived tradenames

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and goodwill during its first fiscal quarter. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value and classified as “Impairment, restructuring, and other charges” in the Consolidated Statement of Operations.

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

Depreciation of property, plant and equipment is provided on the straight-line method and is based on the estimated useful economic lives of the assets as follows:

Land improvements	10 — 25 years
Buildings	10 — 40 years
Machinery and equipment	3 — 15 years
Furniture and fixtures	6 — 10 years
Software	3 — 8 years

Interest capitalized on capital projects amounted to $0.5 million and $0.3 million during fiscal 2006 and fiscal 2005, respectively. No interest was capitalized on capital projects in fiscal 2004.

Intangible assets with finite lives, and therefore subject to amortization, include technology (e.g., patents), customer accounts, and certain tradenames. These intangible assets are being amortized on the straight-line method over periods typically ranging from 10 to 25 years. The Company’s fixed assets and intangible assets subject to amortization are required to be tested for recoverability under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

Internal Use Software

The Company accounts for the costs of internal use software in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly, costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation/operation stage. As of September 30, 2006 and 2005, the Company had $29.4 million and $37.4 million, respectively, in unamortized capitalized internal use computer software costs. Amortization of these costs was $10.7 million, $9.6 million and $8.7 million during fiscal 2006, 2005 and 2004, respectively.

Translation of Foreign Currencies

For all foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. Income and expense accounts are translated at the average rate of exchange prevailing during the year. Translation gains and losses arising from the use of differing exchange rates from period to period are included in other comprehensive income, a component of shareholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income and amounted to a loss of $0.5 million, a gain of $2.1 million and a loss of $0.7 million in fiscal years 2006, 2005, and 2004, respectively.

Derivative Instruments

In the normal course of business, the Company is exposed to fluctuations in interest rates, the value of foreign currencies, and the cost of commodities. A variety of financial instruments, including forward and swap contracts, are used to manage these exposures. The Company’s objective in managing these exposures is to better control these elements of cost and mitigate the earnings and cash flow volatility associated with changes in the applicable rates and prices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has established policies and procedures that encompass risk-management philosophy and objectives, guidelines for derivative-instrument usage, counterparty credit approval, and the monitoring and reporting of derivative activity. The Company does not enter into derivative instruments for the purpose of speculation.

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

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 157 — Fair Value Measurements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company will be required to adopt SFAS 157 no later than October 1, 2008, the beginning of its 2009 fiscal year. The Company has not yet determined the effect, if any, that the adoption of SFAS 157 will have on its consolidated financial statements.

Statement of Financial Accounting Standards No. 158 — Employers’ Accounting For Defined Benefit Pension And Other Postretirement Plans

The Financial Accounting Standards Board has issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 108 will require the Company to recognize the underfunded status of its defined benefit postretirement plans as a liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 does not change the way the Company measures plan assets and benefit obligations as of the date of its balance sheet and in determining the amount of net periodic benefit cost.

The Company will be required to adopt the provisions of SFAS 158 as of September 30, 2007. As disclosed in Note 7, Retirement Plans, the Company’s projected benefit obligation for its international defined benefit plans exceeded the accumulated benefit obligation at September 30, 2006. As disclosed in Note 8, Associate Medical Benefits, the Company’s accumulated plan benefit obligation for its post-retirement medical plan exceeded the liability recorded at September 30, 2006. If the provisions of SFAS 158 were adopted as of September 30, 2006, the Company would be required to record an additional long-term liability of $26.3 million, an additional long-term deferred tax asset of $9.6 million, and charge the accumulated other comprehensive loss component of shareholders’ equity for $16.7 million.

FIN 48 — Accounting For Uncertainty In Income Taxes — An Interpretation Of FASB Statement No. 109

The Financial Accounting Standards Board has issued Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: The enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

The Company will be required to adopt the provisions of FIN 48 in respect of all the Company’s tax positions as of October 1, 2007, the beginning of the 2008 fiscal year. The cumulative effect of applying the provisions of the Interpretation will be reported as an adjustment to the opening balance of retained earnings for the 2008 fiscal year. The Company has not completed its evaluation of FIN 48 and the effect the adoption of the Interpretation will have on the Company’s consolidated financial statements. It is possible that the adoption of this Interpretation will have a material effect on future results of operations.

SEC Staff Accounting Bulletin (“SAB”) No. 108 — Quantifying Financial Statement Misstatements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Quantifying Financial Statement Misstatements”. Due to diversity in practice among registrants, the SEC staff in SAB 108 expresses its views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. The Company will be required to adopt SAB 108 in fiscal 2007. The Company is in the process of evaluating SAB 108, but does not believe it will have a material impact on its financial condition, results of operations or liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS

	September 30,
	2006	2005

	(In millions)

INVENTORIES, NET:
Finished goods	$267.4	$216.0
Work-in-progress	36.0	31.4
Raw materials	105.8	77.5

	$409.2	$324.9

PROPERTY, PLANT AND EQUIPMENT, NET:
Land and improvements	$49.8	$39.6
Buildings	144.6	131.1
Machinery and equipment	401.8	353.7
Furniture and fixtures	39.2	35.4
Software	79.7	76.6
Construction in progress	22.5	23.0

	737.6	659.4
Less: accumulated depreciation	(370.0)	(322.4)

	$367.6	$337.0

ACCRUED LIABILITIES:
Payroll and other compensation accruals	$53.7	$62.5
Advertising and promotional accruals	126.8	114.0
Restructuring accruals	6.4	15.6
Other	82.2	122.6

	$269.1	$314.7

OTHER NON-CURRENT LIABILITIES:
Accrued pension and postretirement liabilities	$93.8	$102.9
Legal and environmental reserves	4.2	3.3
Deferred tax liability	49.2	4.5
Other	17.3	13.4

	$164.5	$124.1

	September 30,
	2006	2005	2004

	(in millions)

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrecognized gain (loss) on derivatives, net of tax of $(0.9), $(1.2) and $0.2	$1.8	$1.8	$(0.3)
Minimum pension liability, net of tax of $19.5, $23.7 and $22.7	(34.1)	(40.6)	(35.6)
Foreign currency translation adjustment	(19.3)	(17.8)	(21.9)

	$(51.6)	$(56.6)	$(57.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	MARKETING AGREEMENT

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

The annual contribution payment is defined in the Marketing Agreement as $20 million; however, portions of the annual contribution payments for the first three years of the Marketing Agreement were deferred. Through July 2, 2005, the Company recognized a periodic charge associated with the annual contribution payments equal to the required payment for that period. The Company had not recognized a charge for the portions of the contribution payments that were deferred until the time those deferred amounts were due under the terms of the Marketing Agreement. Based on the then available facts and circumstances, the Company considered this method of accounting to be appropriate. Factors considered in this determination included the likely term of the Marketing Agreement, the Company’s ability to terminate the Marketing Agreement without paying the deferred amounts, the Company’s assessment that the Marketing Agreement could have been terminated at any balance sheet date without incurring significant economic consequences as a result of such action and the fact that a significant portion of the deferred amount could never have been paid, even if the Marketing Agreement was not terminated prior to 2018, unless significant earnings targets were exceeded.

During the quarter ended July 2, 2005, the Company updated its assessment of the amounts deferred and previously considered a contingent obligation under the Marketing Agreement. Based on the strong performance and other economic developments surrounding the consumer Roundup® business, the Company concluded that it was probable that the deferred contribution payment that totaled $45.7 million as of July 2, 2005 would be paid. Since the recognition of this contingent obligation was for previously deferred contribution payments under the Marketing Agreement, the Company recorded this liability with a charge to net sales in the quarter ended July 2, 2005. This amount bore interest at 8% until it was paid in October 2005. The deferred contribution balance was recorded as a current liability at September 30, 2005.

Under the terms of the Marketing Agreement, the Company performs certain functions, primarily manufacturing conversion, selling and marketing support, on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred for these activities are charged to and reimbursed by Monsanto, for which the Company recognizes no gross profit or net income. The Company records costs incurred under the Marketing Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in “Cost of sales” and the reimbursement of these costs in “Net sales,” with no effect on gross profit or net income. The related net sales and cost of sales were $37.6 million, $40.7 million and $40.1 million for fiscal 2006, 2005 and 2004, respectively. The elements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the net commission earned under Marketing Agreement included in “Net sales” for each of the three years in the period ended September 30, 2006 are as follows:

	2006	2005	2004

Gross commission	$60.7	$67.0	$58.2
Contribution expenses	(20.0)	(23.8)	(26.4)
Deferred contribution charge	—	(45.7)	—
Amortization of marketing fee	(0.8)	(2.8)	(3.3)

Net commission income (expense)	39.9	(5.3)	28.5
Reimbursements associated with marketing agreement	37.6	40.7	40.1

Total net sales associated with marketing agreement	$77.5	$35.4	$68.6

In consideration for the rights granted to the Company under the Marketing Agreement for North America, the Company was required to pay a marketing fee of $33 million to Monsanto. The Company has deferred this amount on the basis that the payment will provide a future benefit through commissions that will be earned under the Marketing Agreement. Based on management’s current assessment of the likely term of the Marketing Agreement, the useful life over which the marketing fee is being amortized is 20 years. Prior to fiscal 2005, the marketing fee had been amortized over ten years.

The Marketing Agreement has no definite term except as it relates to the European Union countries. With respect to the European Union countries, the term of the Marketing Agreement has been extended through September 30, 2008 and may be renewed at the option of both parties for two additional successive terms ending on September 30, 2015 and 2018, with a separate determination being made by the parties at least six months prior to the expiration of each such term as to whether to commence a subsequent renewal term. If Monsanto does not agree to the renewal term with respect to the European Union countries, the commission structure will be renegotiated within the terms of the Marketing Agreement. For countries outside of the European Union, the Marketing Agreement continues indefinitely unless terminated by either party. The Marketing Agreement provides Monsanto with the right to terminate the Marketing Agreement for an event of default (as defined in the Marketing Agreement) by the Company or a change in control of Monsanto or the sale of the consumer Roundup® business. The Marketing Agreement provides the Company with the right to terminate the Marketing Agreement in certain circumstances including an event of default by Monsanto or the sale of the consumer Roundup® business. Unless Monsanto terminates the Marketing Agreement for an event of default by the Company, Monsanto is required to pay a termination fee to the Company that varies by program year. If Monsanto terminates the Marketing Agreement upon a change of control of Monsanto or the sale of the consumer Roundup® business prior to September 30, 2008, we will be entitled to a termination fee in excess of $100 million. If we terminate the Marketing Agreement upon an uncured material breach, material fraud or material willful misconduct by Monsanto, we will be entitled to receive a termination fee in excess of $100 million if the termination occurs prior to September 30, 2008. The termination fee declines over time from $100 million to a minimum of $16 million for terminations between September 30, 2008 and September 30, 2018. If Monsanto was to terminate the Marketing Agreement for cause, we would not be entitled to any termination fee, and we would lose all, or a significant portion, of the significant source of earnings and overhead expense absorption the Marketing Agreement provides. Monsanto may also be able to terminate the Marketing Agreement within a given region, including North America, without paying us a termination fee if sales to consumers in that region decline: (1) over a cumulative three fiscal year period; or (2) by more than 5% for each of two consecutive years.

NOTE 4.	IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

2006 Charges

An impairment charge of $1.0 million was recorded in the first quarter related to a tradename no longer in use in the U.K. consumer business. As further discussed in Note 6, an impairment charge of $65.4 million primarily related to indefinite-lived tradenames in our European consumer business was recorded in the fourth quarter as a result of the interim date impairment analysis of indefinite-lived intangibles and goodwill. During fiscal 2006, the Company recorded $9.4 million of restructuring and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

other charges relating to the strategic improvement plan initiated in fiscal 2005, consisting primarily of severance and related costs.

2005 Charges

During fiscal 2005, the Company recorded $9.5 million of restructuring and other charges. The Company recognized restructuring costs relating primarily to the Company’s strategic improvement plan designed to significantly improve long-term earnings through a sustained effort to reduce general and administrative costs. Primarily in relation to the plan, the Company recognized $26.3 million of severance and related costs, including curtailment charges relating to a pension plan and the retiree medical plan. The Company anticipates that restructuring activities under the strategic improvement plan will continue through fiscal 2007 and that total costs under the plan will be in the range of $33 million to $35 million. In the first quarter of fiscal 2005, the Company recorded an impairment charge of $22.0 million for indefinite-lived tradenames in our U.K. consumer business, reflecting a reduction in the value of the business resulting primarily from the decline in the profitability of its growing media business and unfavorable category mix trends.

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

The following is the detail of impairment, restructuring, and other charges and a rollforward of the cash portion of the restructuring and other charges accrued in fiscal 2006, 2005, and 2004 (in millions).

	2006	2005	2004

Restructuring:
Severance	$8.5	$15.9	$7.6
Facility exit costs	—	0.1	1.0
Central Garden litigation	—	(7.9)	—
Aventis litigation	—	(8.9)	—
Curtailment of pension and retiree medical plans	—	4.9	—
Other related costs	0.9	5.4	1.1

	9.4	9.5	9.7

Asset impairment:
Other intangibles	66.4	23.4	—

Total restructuring and asset impairment expense	$75.8	$32.9	$9.7

Amounts reserved for restructuring and other charges at beginning of year	$15.6	$5.3	$4.5
Restructuring expense	9.4	9.5	9.7
Receipts, payments and other	(18.6)	0.8	(8.9)

Amounts reserved for restructuring and other charges at end of year	$6.4	$15.6	$5.3

The restructuring activities to which these costs apply are expected to be largely completed in fiscal 2007. The balance of the accrued charges at September 30, 2006 and 2005, are included in “Accrued liabilities” on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	ACQUISITIONS

The Company continues to view strategic acquisitions as a means to enhance our strong core businesses. The following recaps key acquisitions made over the last two years:

Date of Acquisition	Assets Acquired	Consideration	Reasons for the Acquisition

June 2006	Certain brands and assets of Landmark Seed Company, a leading producer and distributor of quality professional seed and turfgrasses.	Cash of $6.2 million with an additional $1 million deferred to future periods.	Transaction enhances the Company’s position in the global turfgrass seed industry and compliments the acquisition of Turf-Seed, Inc.
May 2006	Certain brands and assets of Turf-Seed, Inc., a leading producer of quality commercial turfgrasses, including 49% equity interest in Turf-Seed Europe, which distributes Turf-Seed’s grass varieties throughout the European Union and other countries in the region.	Cash of $10.0 million plus assumed liabilities of $4.5 million. Contingent consideration based on future performance of the business due in 2012 that may approximate $15 million which would be recorded as additional purchase price.	Integration of Turf-Seed’s extensive professional seed sales and distribution network with the Company’s existing presence and industry leading brands in the consumer seed market will strengthen the Company’s overall global position in the seed category.
November 2005	All the outstanding shares of Gutwein & Co., Inc. (“Gutwein”), a leader in the growing North America wild bird food category.	$78.3 million in cash plus assumed liabilities of $4.7 million.	Gutwein’s Morning Song® branded products are sold at leading mass retailers, grocery, pet and general merchandise stores. This acquisition gives the Company its entry into the North America wild bird food category. We are leveraging the strengths of both organizations to drive continued growth in this category.
October 2005	All the outstanding shares of Rod McLellan Company (“RMC”), a leading branded producer and marketer of soil and landscape products in the western U.S.	$20.5 million in cash plus assumed liabilities of $6.8 million.	RMC compliments our existing line of growing media products and has been integrated into that business.
October 2004	All the outstanding shares of Smith & Hawken, Ltd., a leader in the outdoor living and gardening lifestyle category.	$73.6 million in cash plus assumed liabilities of $13.9 million.	The power and flexibility of the Smith & Hawken® brand in outdoor living fits our strategy to extend our reach into adjacent lawn and garden categories and to own industry leading brands in every category in which we compete.

Preliminary allocations of purchase price to assets acquired and liabilities assumed have been recorded for all acquisitions made during fiscal 2006, based on estimated fair values at the date of the acquisitions. The Company has finalized purchase accounting allocations for the RMC acquisition and expects to complete the Gutwein allocation during the first quarter of fiscal 2007. Purchase price

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

allocations for the assets acquired from Turf-Seed, Inc. and Landmark Seed Company will be completed during fiscal 2007.

On a pro forma basis, net sales for the year ended September 30, 2005 would have been $2.48 billion (an increase of $114.5 million) had the acquisitions of RMC and Gutwein, and the brands and assets from Turf-Seed and Landmark Seed occurred as of October 1, 2004. The pro forma reported net income for the year ended September 30, 2005 would have increased by approximately $6.5 million or 0.09 cents per diluted common share. Due to the timing of these acquisitions in fiscal 2006, pro forma results would not be materially different from actual results for the year ended September 30, 2006.

On a pro forma basis, net sales for the years ended September 30, 2004, would have been $2.26 billion (an increase of $148.5 million) had the acquisition of Smith & Hawken, Ltd. occurred as of October 1, 2003. Reported net income on a pro forma basis would have decreased by approximately $1.6 million, or $0.02 per common share, for the year ended September 30, 2004.

Scotts LawnService®

From fiscal 2004 through 2006, the Company’s Scotts LawnService® segment acquired 12 individual lawn service entities for a total cost of approximately $14.8 million. The following table summarizes the details of these transactions by fiscal year (dollar amounts in millions):

	Fiscal Year
	2006	2005	2004

Number of individual acquisitions	5	3	4
Total cost	$4.4	$6.4	$4.0
Portion of cost paid in cash	3.4	4.1	3.0
Notes issued and liabilities assumed	1.0	2.3	1.0
Goodwill	3.5	4.7	3.0
Other intangible assets	0.7	0.9	0.6
Working capital and property, plant and equipment	0.2	0.8	0.4

In addition to the above, the Company acquired the minority interest in the Scotts LawnService® business during fiscal 2004 for $5.2 million ($2.0 million in cash and $3.2 million in seller notes). The purchase price was allocated to goodwill in the amount of $5.1 million and other intangible assets in the amount of $0.1 million. Substantially all of the recorded goodwill relating to the Scotts LawnService® acquisitions is deductible for tax purposes. Goodwill is not being amortized for financial reporting purposes. Other intangible assets consist primarily of customer lists and non-compete agreements, and are being amortized for financial reporting purposes over a period of 7 and 3 years, respectively. These acquisitions are deemed immaterial for pro forma disclosure.

During fiscal 2004, the Company acquired the minority interest in a subsidiary for $3.2 million, the cost of which was allocated to intangible assets.

NOTE 6.	GOODWILL AND INTANGIBLE ASSETS, NET

In accordance with SFAS 142, goodwill and indefinite-lived intangible assets are not subject to amortization. Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company performed its annual impairment analysis of indefinite-lived intangible assets and goodwill during the first quarter of fiscal 2006, which resulted in an impairment charge of $1.0 million associated with a tradename no longer in use in its European consumer business. The European consumer business of our International reporting segment and Smith & Hawken experienced significant off plan performance in 2006. Management believes the off plan performance of the European consumer business was driven largely by category declines in the European consumer markets. The off plan performance of these two businesses was an indication that, more-likely-than-not, the fair values of the related reporting units and indefinite-lived intangibles have declined below their carrying amount. Accordingly, an interim impairment test was performed for the goodwill and indefinite-lived tradenames

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of these reporting units during the fourth quarter. Management engaged an independent valuation firm to assist in the interim impairment assessment. The value of all indefinite-lived tradenames was determined using a royalty savings methodology similar to that employed when the associated businesses were acquired but using updated estimates of sales, cash flow and profitability. The fair value of the Company’s reporting units for purposes of goodwill testing was determined primarily by employing a discounted cash flow methodology. As a result of the interim impairment test, the Company recorded a $65.4 million non-cash impairment charge, $62.3 million of which was associated with indefinite-lived tradenames that continue to be employed in the consumer portion of the International reporting segment. The balance of the fiscal 2006 fourth quarter impairment charge was in our North America segment and consisted of $1.3 million for a Canadian tradename being phased out and $1.8 million related to goodwill of a pottery business we exited. The interim impairment testing of the Smith & Hawken goodwill and indefinite-lived tradename did not indicate impairment.

In the first quarter of fiscal 2005, the Company completed its annual impairment analysis of goodwill and indefinite-lived tradenames and determined that tradenames associated with the consumer business in the United Kingdom were impaired. The fair value of the tradenames was determined using the royalty savings approach described above. The reduction in the value of the tradenames has resulted primarily from a decline in the profitability of the U.K. growing media business and unfavorable category mix trends. As a result of this evaluation, an impairment charge of $22.0 million was recorded for certain indefinite-lived tradenames associated with this business.

The following table presents goodwill and intangible assets as of September 30, 2006 and 2005 (dollars in millions).

		September 30,			September 30,
		2006			2005
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Technology	13	$54.3	$(34.3)	$20.0	$49.4	$(29.8)	$19.6
Customer accounts	17	$80.5	(17.9)	62.6	49.1	(11.6)	37.5
Tradenames	17	$11.3	(4.9)	6.4	11.3	(4.2)	7.1
Other	10	$111.2	(75.6)	35.6	108.6	(71.5)	37.1

Total amortizable intangible assets, net				124.6			101.3
Unamortizable intangible assets:
Tradenames				300.1			338.2

Total intangible assets, net				424.7			439.5
Goodwill				458.1			432.9

Total goodwill and intangible assets, net				$882.8			$872.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes to the net carrying value of goodwill by segment for the fiscal years ended September 30, 2006 and 2005, are as follows (in millions):

	North	Scotts		Other/
	America	LawnService®	International	Corporate	Total

Balance as of September 30, 2004	$198.7	$100.3	$118.9	$—	$417.9
Increases due to acquisitions	—	4.7	—	24.6	29.3
Reclassifications	(8.0)	—	(2.7)	—	(10.7)
Other, primarily cumulative translation	0.2	—	(3.8)	—	(3.6)

Balance as of September 30, 2005	190.9	105.0	112.4	24.6	432.9
Increases due to acquisitions	16.6	3.6	—	—	20.2
Impairment	(1.8)	—	—	—	(1.8)
Other, primarily cumulative translation	—	—	6.8	—	6.8

Balance as of September 30, 2006	$205.7	$108.6	$119.2	$24.6	$458.1

The total amortization expense for the years ended September 30, 2006, 2005 and 2004 was $16.0 million, $17.6 million and $8.3 million, respectively. Amortization expense is estimated to be as follows for the years ended September 30 (in millions):

2007	$13.8
2008	13.7
2009	12.0
2010	10.1
2011	9.6

NOTE 7.	RETIREMENT PLANS

The Company sponsors a defined contribution profit sharing and 401(k) plan for substantially all U.S. associates. The Company provides a base contribution equal to 2% of compensation up to 50% of the Social Security taxable wage base plus 4% of remaining compensation. Associates also may make pretax contributions from compensation that are matched by the Company at 100% of the associates’ initial 3% contribution and 50% of their remaining contribution up to 5%. The Company recorded charges of $10.3 million, $10.8 million and $9.7 million under the plan in fiscal 2006, 2005 and 2004, respectively.

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

The Company sponsors defined benefit pension plans associated with its International businesses in the United Kingdom, the Netherlands, Germany, and France. These plans generally cover all associates of the respective businesses with retirement benefits primarily based on years of service and compensation levels. During fiscal 2004, the U.K. plans were closed to new participants, but existing participants continue to accrue benefits. All newly hired associates of the U.K. business now participate in a new defined contribution plan in lieu of the defined benefit plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information about benefit obligations, plan assets, annual expense, assumptions and other information about the Company’s defined benefit pension plans (in millions):

	Curtailed Defined		International
	Benefit Plans		Benefit Plans
	2006	2005	2006	2005

Change in projected benefit obligation
Benefit obligation at beginning of year	$96.1	$92.1	$158.2	$130.9
Service cost	—	—	4.2	3.3
Interest cost	5.2	5.2	7.7	7.1
Plan participants’ contributions	—	—	0.9	1.1
Curtailment / settlement loss (gain)	—	2.3	(1.1)	—
Actuarial loss (gain)	(1.7)	2.0	3.4	24.8
Benefits paid	(6.2)	(5.5)	(4.7)	(4.7)
Foreign currency translation	—	—	10.1	(4.3)

Projected benefit obligation at end of year	$93.4	$96.1	$178.7	$158.2

Accumulated benefit obligation at end of year	$93.4	$96.1	$154.5	$143.3

Change in plan assets
Fair value of plan assets at beginning of year	$72.5	$69.6	$96.4	$80.0
Actual return on plan assets	4.4	8.3	9.8	14.9
Employer contribution	0.2	0.1	7.2	7.6
Plan participants’ contributions	—	—	0.9	1.1
Benefits paid	(6.2)	(5.5)	(4.7)	(4.7)
Foreign currency translation	—	—	6.5	(2.5)

Fair value of plan assets at end of year	$70.9	$72.5	$116.1	$96.4

Amounts recognized in the balance sheets consist of:
Funded Status — projected benefit obligation in excess of plan assets as of September 30 measurement date	$(22.5)	$(23.6)	$(62.6)	$(61.8)
Unrecognized losses	29.3	32.1	46.8	45.4

Net amount recognized	6.8	8.5	(15.8)	(16.4)
Additional minimum pension liability	(29.3)	(32.1)	(24.3)	(32.2)

Total amount accrued	$(22.5)	$(23.6)	$(40.1)	$(48.6)

Weighted average assumptions used in development of projected benefit obligation:
Discount rate	5.93%	5.63%	4.86%	4.68%
Rate of compensation increase	n/a	n/a	3.5%	3.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Curtailed Defined			International
	Benefit Plan			Benefit Plans
	2006	2005	2004	2006	2005	2004

Components of net periodic benefit cost
Service cost	$—	$—	$—	$4.2	$3.3	$4.2
Interest cost	5.2	5.2	5.1	7.7	7.1	6.6
Expected return on plan assets	(5.5)	(5.4)	(4.5)	(7.0)	(6.3)	(5.3)
Net amortization	2.2	2.6	2.6	2.0	1.4	1.8

Net periodic benefit cost	1.9	2.4	3.2	6.9	5.5	7.3
Curtailment / settlement loss (gain)	—	2.3	—	(1.2)	—	(0.3)

Total benefit cost	$1.9	$4.7	$3.2	$5.7	$5.5	$7.0

	Curtailed Defined			International
	Benefit Plan			Benefit Plans
	2006	2005	2004	2006	2005	2004

Weighted average assumptions used in development of net periodic benefit cost:
Discount rate	5.63%	5.75%	6.0%	4.68%	5.35%	5.25%
Expected return on plan assets	8.0%	8.0%	8.0%	6.9%	7.5%	7.5%
Rate of compensation increase	n/a	n/a	n/a	3.5%	3.7%	3.7%

Other Information:

		International
	Curtailed Defined	Benefit
	Benefit Plans	Plans

Plan asset allocations:
Target for September 30, 2007:
Equity securities	60%	53%
Debt securities	40%	47%
September 30, 2006:
Equity securities	66%	56%
Debt securities	34%	43%
Other	—	1%
September 30, 2005:
Equity securities	63%	61%
Debt securities	36%	38%
Other	1%	1%
Expected contributions in fiscal 2007:
Company	$4.1	$7.0
Employee	—	0.9
Expected future benefit payments:
2007	$6.4	$5.2
2008	6.4	5.2
2009	6.5	5.3
2010	6.5	5.6
2011	6.6	5.6
Total 2012 to 2016	33.8	31.5

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

Basis for Long-Term Rate of Return on Asset Assumptions:

The Company’s expected long-term rate of return on asset assumptions are derived from studies conducted by third parties. The studies include a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for benefits under the various pension plans. While the studies give appropriate consideration to recent fund performance and historical returns, the assumptions primarily represent expectations about future rates of return over the long term.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the information about the retiree medical plan for domestic associates (in millions):

	2006	2005

Change in Accumulated Plan Benefit Obligation (APBO)
Benefit obligation at beginning of year	$34.7	$33.8
Service cost	0.7	0.7
Interest cost	1.9	2.0
Plan participants’ contributions	0.7	0.6
Loss on curtailment	—	2.5
Actuarial gain	(2.3)	(2.1)
Benefits paid	(2.5)	(2.8)

APBO at end of year	$33.2	$34.7

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	1.8	2.2
Plan participants’ contributions	0.7	0.6
Benefits paid	(2.5)	(2.8)

Fair value of plan assets at end of year	$—	$—

Amounts recognized in the balance sheets consist of:
Funded status as of September 30 measurement date	$(33.2)	$(34.7)
Unrecognized prior loss	3.7	6.1

Accrued benefit cost (net amount recognized)	$(29.5)	$(28.6)

Discount rate used in development of APBO	5.86%	5.51%

Development of accrued benefit cost
Accrued benefit cost at beginning of year	$28.6	$25.0
Postretirement benefit cost	2.7	3.3
Curtailment charge	—	2.5
Employer contributions	(1.8)	(2.2)

Accrued benefit cost at end of year	$29.5	$28.6

	2006	2005	2004

Components of net periodic benefit cost
Service cost	$0.7	$0.7	$0.5
Interest cost	1.9	2.0	2.0
Amortization of:
Actuarial loss	0.1	0.6	0.4
Prior service cost	—	—	(0.4)

Net periodic postretirement benefit cost	2.7	3.3	2.5
Curtailment charge	—	2.5	—

Total postretirement benefit cost	$2.7	$5.8	$2.5

Discount rate used in development of net periodic benefit cost	5.51%	5.75%	6.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) became law. The Act provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to the benefit established by the Act. On May 19, 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “FSP”). The FSP provides guidance on accounting for the effects of the Act, which the Company adopted at the beginning of its fourth quarter of fiscal 2004. The APBO at September 30, 2006, has been reduced by a deferred actuarial gain in the amount of $6.0 million to reflect the effect of the subsidy related to benefits attributed to past service. The amortization of the actuarial gain and reduction of service and interest costs served to reduce net periodic post retirement benefit cost for fiscal years 2006, 2005 and 2004 by $0.9, $0.2 and $0.1 million, respectively.

For measurement as of September 30, 2006, management has assumed that health care costs will increase at an annual rate of 8.0% in fiscal 2007, decreasing 0.50% per year to an ultimate trend of 5.00% in 2013. A 1% increase in health cost trend rate assumptions would increase the APBO as of September 30, 2006 and 2005 by $0.1 million and $0.2 million, respectively. A 1% decrease in health cost trend rate assumptions would decrease the APBO as of September 30, 2006 and 2005 by $0.2 million and $0.2 million, respectively. A 1% increase or decrease in the same rate would not have a material effect on service or interest costs.

Estimated Future Benefit Payments

The following benefit payments under the plan are expected to be paid by the Company and the retirees for the fiscal years indicated (in millions):

	Gross		Medicare	Net
	Benefit	Retiree	Part D	Company
	Payments	Contributions	Subsidy	Payments

2007	$3.6	$(0.9)	$(0.3)	$2.4
2008	4.0	(1.0)	(0.3)	2.7
2009	4.2	(1.1)	(0.4)	2.7
2010	4.4	(1.3)	(0.4)	2.7
2011	4.6	(1.5)	(0.4)	2.7
2012-2016	26.8	(10.9)	(2.8)	13.1

The Company also provides comprehensive major medical benefits to its associates. The Company is self-insured for certain health benefits up to $0.3 million per occurrence per individual. The cost of such benefits is recognized as expense in the period the claim is incurred. This cost was $21.8 million, $17.9 million, and $17.0 million in fiscal 2006, 2005 and 2004, respectively.

NOTE 9.	DEBT

	September 30,
	2006	2005

	(in millions)

Revolver	$253.8	$166.2
Senior Subordinated 6 5/8% Notes, due 2013	200.0	200.0
Notes due to sellers	15.4	8.1
Foreign bank borrowings and term loans	2.8	6.8
Other	9.2	12.4

	481.2	393.5
Less current portions	6.0	11.1

	$475.2	$382.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of short- and long-term debt for the next five fiscal years and thereafter are as follows (in millions):

2007	$6.0
2008	4.6
2009	1.2
2010	254.6
2011	0.4
Thereafter	214.4

$481.2

As of July 21, 2005, the Company entered into a Revolving Credit Agreement for the purpose of providing funds for working capital and other general corporate purposes of the Company. The Revolving Credit Agreement consists of an aggregate $1.05 billion multi-currency revolving credit commitment, expiring July 21, 2010. Borrowings may be made in various currencies including United States dollars, Euro dollars, British pounds sterling, Australian dollars and Canadian dollars. The Company may, at any time prior to July 21, 2010, request additional revolving credit commitments from the lenders up to an aggregate amount, when combined with the existing commitments, not to exceed $1.15 billion.

The Revolving Credit Agreement has several borrowing options, including interest rates that are based on (i) a LIBOR rate plus a margin based on a Leverage Ratio (as defined) or (ii) the greater of the prime rate or the Federal Funds Effective Rate (as defined) plus 1/2 of 1% plus a margin based on a Leverage Ratio. Facility fees are also based on the Leverage Ratio of the Company and, as of September 30, 2006, will accrue at 0.20% of the committed amounts per annum. The weighted average interest rate on amounts outstanding under the Revolving Credit Agreement was 4.4% at September 30, 2006.

Swingline loans are also available under the Revolving Credit Agreement provided that (i) the aggregate principal amount of swingline loans outstanding at any time may not exceed $100 million and (ii) the sum of outstanding letters of credit, swingline loans and other loans made under the Revolving Credit Agreement may not exceed $1.05 billion.

The terms of the Revolving Credit Agreement provide for customary representations and warranties and affirmative covenants. The Revolving Credit Agreement also contains customary negative covenants providing limitations, subject to negotiated carve-outs, on liens, contingent obligations, fundamental changes, acquisitions, investments, loans and advances, indebtedness, restrictions on subsidiary distributions, transactions with affiliates and officers, sales of assets, sale and leaseback transactions, changing the Company’s fiscal year end, modification of specified debt instruments, negative pledge clauses, entering into new lines of business, restricted payments (including dividend payments restricted to $75 million annually based on the current Leverage Ratio of the Company) and redemption of specified indebtedness. The Revolving Credit Agreement also requires the maintenance of a specified Leverage Ratio and Minimum Interest Coverage (both as defined).

The terms of the Revolving Credit Agreement include customary events of default such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control or the failure to observe the negative covenants and other covenants related to the operation and conduct of the business of the Company and its subsidiaries. Upon an event of default, the lenders may, among other things, terminate their commitments under the Revolving Credit Agreement and declare any of the then outstanding loans due and payable immediately.

Borrowings under the Revolving Credit Agreement are guaranteed by Scotts Miracle-Gro and substantially all of its domestic subsidiaries. Borrowings under the Revolving Credit Agreement are also collateralized by a pledge by Scotts Miracle-Gro and its domestic subsidiaries of the capital stock of substantially all of such domestic subsidiaries and a majority of the capital stock of certain foreign subsidiaries that are first-tier subsidiaries of such domestic subsidiaries.

The 6 5/8% senior subordinated notes (“6 5/8% Notes”) were sold at par, pay interest semi-annually on May 15 and November 15, have a ten-year maturity, and are guaranteed by certain current and future

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

domestic restricted subsidiaries of the Company (see Note 24). Such guarantees are unsecured senior subordinated obligations of the Company. The 6 5/8% Notes may be called after November 2008, at a premium to par value of 3.313%, with the call premium declining each year thereafter. The 6 5/8% Notes contain covenants limiting or restricting the Company in certain types of transactions. Limitations or restrictions affect transactions involving liens, contingent obligations, capital expenditures, acquisitions, investments, loans and advances, indebtedness, subsidiary distributions, asset sales, sale and leasebacks, and dividends. The 6 5/8% Notes also contain cross default provisions that may occur should the Company default in the observance or performance of other indebtedness or covenants, causing the obligations therein to become immediately due and payable prior to the stated maturity thereof upon passing of a cure period.

The Company was in compliance with the terms of all borrowing agreements at September 30, 2006. See Note 22 for disclosure as to a recapitalization plan announced on December 12, 2006 to return $750 million to shareholders that will require a restructuring of the Company’s principal long-term financing arrangements.

NOTE 10.	SHAREHOLDERS’ EQUITY

	2006	2005

(in millions)

Preferred shares, no par value:
Authorized	0.2 shares	0.2 shares
Issued	0.0 shares	0.0 shares
Common shares, no par value, $.01 stated value per share
Authorized	100.0 shares	100.0 shares
Issued	68.1 shares	67.8 shares

In fiscal 1995, The Scotts Company merged with Stern’s Miracle-Gro Products, Inc. (Miracle-Gro). At September 30, 2006, the former shareholders of Miracle-Gro, including Hagedorn Partnership L.P., owned approximately 31% of Scotts Miracle-Gro’s outstanding common shares and, thus, have the ability to significantly influence the election of directors and approval of other actions requiring the approval of Scotts Miracle-Gro’s shareholders.

Under the terms of the Miracle-Gro merger agreement, the former shareholders of Miracle-Gro may not collectively acquire, directly or indirectly, beneficial ownership of Voting Stock (as that term is defined in the Miracle-Gro merger agreement) representing more than 49% of the total voting power of the outstanding Voting Stock, except pursuant to a tender offer for 100% of that total voting power, which tender offer is made at a price per share which is not less than the market price per share on the last trading day before the announcement of the tender offer and is conditioned upon the receipt of at least 50% of the Voting Stock beneficially owned by shareholders of Scotts Miracle-Gro other than the former shareholders of Miracle-Gro and their affiliates and associates.

Scotts Miracle-Gro grants share-based awards annually to officers and other key employees of the Company and non-employee directors. Historically, these awards primarily included options with exercise prices equal to the market price of the underlying common shares on the date of grant with a term of 10 years. Scotts Miracle-Gro also has awarded stock appreciation rights (“SARs”) with a stated price determined by the closing price of Scotts Miracle-Gro’s common shares on the date of grant. SARs result in less dilution than option awards as the SAR holder receives a net share settlement upon exercise. In recent years, the Company also has begun to grant awards of restricted stock and performance shares. These share-based awards have been made under plans approved by the shareholders. Generally, in respect of grants to employees, a three-year cliff vesting schedule is used for all share-based awards unless decided otherwise by the Compensation and Organization Committee of the Board of Directors. The Company uses newly issued common shares or treasury shares, if available, in conjunction with its share-based compensation awards. Grants to non-employee directors typically vest in one year or less. A maximum of 18 million common shares may be delivered for issuance under these plans. At September 30, 2006, approximately 5.1 million common shares are not subject to outstanding awards and are available to underlie the grant of new share-based awards. Subsequent to September 30, 2006, Scotts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Miracle-Gro granted a total of 991,600 share-based awards to key employees. These awards had an estimated fair value of $19.9 million as of the date of grant.

The following is a recap of the share-based awards granted over the periods indicated:

	Year Ended September 30,
	2006	2005	2004

Key employees
Options	835,640	965,600	118,000
Stock appreciation rights	—	—	775,500
Restricted stock	184,595	101,000	—
Performance shares	30,000
Board of Directors — Options	126,000	147,000	152,500

Total share-based awards	1,176,235	1,213,600	1,046,000

Fair value at grant dates (in millions)	$20.9	$15.1	$11.0

Total share-based compensation and the tax benefit recognized in compensation expense were as follows for the periods indicated (in millions):

	Year Ended September 30,
	2006	2005	2004

Share-based compensation	$15.7	$10.7	$7.8
Tax benefit recognized	5.9	3.9	2.9

Had compensation expense been recognized for unvested stock options granted prior to the Company’s adoption of the expense recognition provisions of SFAS 123 as of October 1, 2002, the Company would have recorded net income and net income per share as follows (in millions, except per share data):

For the Fiscal
Year Ended
September 30,
2004

Net income	$100.9
Stock-based compensation expense included in reported net income, net of tax	4.9
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(7.1)

Net income, as adjusted	$98.7

Net income per share, as reported:
Basic	$1.56
Diluted	$1.52
Net income per share, as adjusted:
Basic	$1.53
Diluted	$1.48

The “as adjusted” amounts shown above are not necessarily representative of the impact on net income in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options/SARs

Aggregate option and stock appreciation right award activity consists of the following (options/SARs in millions):

	Fiscal Year Ended September 30,
	2006		2005		2004
		WTD.		WTD.		WTD.
		Avg.		Avg.		Avg.
	No. of	Exercise	No. of	Exercise	No. of	Exercise
	Options/SARs	Price	Options/SARs	Price	Options/SARs	Price

Beginning balance	6.4	$23.09	7.6	$19.87	8.2	$17.50
Granted	1.0	$43.58	1.2	$34.56	1.2	$29.41
Exercised	(0.9)	$20.15	(2.1)	$15.99	(1.6)	$14.67
Forfeited	(0.3)	$37.44	(0.3)	$28.06	(0.2)	$24.28

Ending balance	6.2	$26.09	6.4	$23.09	7.6	$19.87

Exercisable	3.8	$20.38	3.4	$17.89	4.6	$16.97

The following summarizes certain information pertaining to option and stock appreciation right awards outstanding and exercisable at September 30, 2006 (options/SARs in millions):

	Awards Outstanding			Awards Exercisable
	No. of	WTD. Avg.	WTD. Avg.	No. of
Range of	Options/	Remaining	Exercise	Options/	Exercise
Exercise Price	SARs	Life	Price	SARS	Price

$ 8.50 – $14.72	0.4	0.73	$10.81	0.4	$10.81
$15.00 – $17.38	0.7	3.19	15.72	0.7	15.72
$17.50 – $19.98	1.4	3.96	18.85	1.4	18.85
$20.07 – $25.62	1.1	6.37	24.49	1.1	24.49
$29.08 – $31.56	0.9	7.41	29.41	—	—
$32.58 – $40.53	0.9	8.51	34.63	0.1	34.15
$42.51 – $49.55	0.8	9.36	43.74	0.1	49.55

	6.2		$26.09	3.8	$20.38

The intrinsic value of the options and stock appreciation right awards outstanding and exercisable at September 30, were as follows (in millions):

	2006	2005	2004

Outstanding	$114.1	$133.6	$92.8
Exercisable	91.6	88.7	69.5

The fair value of each award granted has been estimated on the grant date using the Binomial model for fiscal 2006 and fiscal 2005 and the Black-Scholes option-pricing model for fiscal 2004 using the assumptions noted in the following table. Expected market price volatility is based on implied volatilities from traded options on Scotts Miracle-Gro’s common shares and historical volatility on the Scotts Miracle-Gro’s common shares. Historical data, including demographic factors impacting historical exercise behavior, is used to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

time of grant. The weighted average assumptions for those awards granted in fiscal 2006, fiscal 2005 and fiscal 2004 are as follows:

	Year Ended September 30,
	2006	2005	2004

Market price volatility	23.0%	23.9%	24.3%
Risk-free interest rates	4.4%	3.7%	3.3%
Expected dividend yield	1.2%	0.0%	0.0%
Expected life of options/SARs	6.19	6.15	6.20
Estimated weighted-average fair value per share of options/SARs	$12.04	$10.57	$8.86

Restricted Stock

Aggregate restricted stock award activity is as follows:

		WTD Avg.
		Grant Date
	No. of	Fair Value
	Shares	per Share

Balance September 30, 2004	30,000	$29.08
Granted	101,000	33.03
Vested	(1,600)	34.50
Forfeited	(15,000)	32.20

Balance September 30, 2005	114,400	$32.07
Granted (including 30,000 performance shares)	214,595	43.43
Vested	(10,400)	41.17
Forfeited	(15,800)	42.51

Balance September 30, 2006	302,795	$39.26

As of September 30, 2006, there was $14.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.3 years. Unearned compensation is amortized over the vesting period for the particular grant and is recognized as a component of “Selling, general and administrative” expense within the Consolidated Statements of Operations.

The total intrinsic value of options exercised was $23.2 million, $41.7 million and $26.7 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The total fair value of restricted stock vested was $0.4 million and $0.1 million during fiscal 2006 and fiscal 2005, respectively. No restricted stock vested in fiscal 2004.

Cash received from option exercises under all share-based payment arrangements for fiscal 2006 was $17.6 million. The tax benefit realized from the tax deductions from option exercises under the share-based payment arrangements totaled $8.7 million for fiscal 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.	EARNINGS PER COMMON SHARE

The following table (in millions, except per share data) presents information necessary to calculate basic and diluted earnings per common share. Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding plus all potentially dilutive securities. Options to purchase 0.15 million, 0.04 million and 0.2 million common shares for the years ended September 30, 2006, 2005 and 2004, respectively, were not included in the computation of diluted earnings per common share. These options were excluded from the calculation because the exercise price of these options was greater than the average market price of the common shares in the respective periods, and therefore, they were anti-dilutive.

	Year Ended September 30,
	2006	2005	2004

Income from continuing operations	$132.7	$100.4	$100.5
Income from discontinued operations	—	0.2	0.4

Net income	$132.7	$100.6	$100.9

BASIC EARNINGS PER COMMON SHARE:
Weighted-average common shares outstanding during the period	67.5	66.8	64.7

Income from continuing operations	$1.97	$1.51	$1.55
Income from discontinued operations	—	—	0.01

Net income	$1.97	$1.51	$1.56

DILUTED EARNINGS PER COMMON SHARE:
Weighted-average common shares outstanding during the period	67.5	66.8	64.7
Potential common shares	1.9	1.8	1.9

Weighted-average number of common shares outstanding and dilutive potential common shares	69.4	68.6	66.6

Income from continuing operations	$1.91	$1.47	$1.51
Income from discontinued operations	—	—	0.01

Net income	$1.91	$1.47	$1.52

Through September 30, 2006, Scotts Miracle-Gro had reacquired 2.0 million common shares to be held in treasury at an aggregate cost of $87.9 million under its share repurchase program. Common shares held in treasury totaling 0.5 million common shares have been reissued in support of share-based compensation awards and employee purchases of common shares under the employee stock purchase plan. See Note 22 for disclosure as to a recapitalization plan announced on December 12, 2006 to return $750 million to shareholders via a tender offer to repurchase up to $250 million of our common shares and a special dividend.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.	INCOME TAXES

The provision for income taxes consists of the following (in millions):

	Year Ended September 30,
	2006	2005	2004

Currently payable:
Federal	$68.3	$55.9	$33.4
State	6.0	7.0	4.9
Foreign	6.3	8.4	4.5
Deferred:
Federal	(0.5)	(11.8)	14.9
State	1.6	(1.8)	0.2
Foreign	(1.5)	—	0.1

	$80.2	$57.7	$58.0

The domestic and foreign components of income before taxes are as follows (in millions):

	Year Ended September 30,
	2006	2005	2004

Domestic	$253.6	$170.0	$143.2
Foreign	(40.7)	(11.9)	15.3

Income before taxes	$212.9	$158.1	$158.5

A reconciliation of the federal corporate income tax rate and the effective tax rate on income before income taxes from continuing operations is summarized below (in millions):

	Year Ended September 30,
	2006	2005	2004

Statutory income tax rate	35.0%	35.0%	35.0%
Effect of foreign operations	(0.5)	0.2	(0.4)
State taxes, net of federal benefit	2.3	1.8	2.1
Change in state NOL & credit carryforwards	0.1	1.9	(0.8)
Change in valuation allowance	—	—	(0.6)
Other	0.8	(2.4)	1.3

Effective income tax rate	37.7%	36.5%	36.6%

The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets are (in millions):

	September 30,
	2006	2005

Net current deferred tax asset (classified with prepaid and other assets)	$52.6	$15.6
Net non-current deferred tax liability (classified with other liabilities)	(49.2)	(4.5)

Net deferred tax asset	$3.4	$11.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax asset are as follows (in millions):

	September 30,
	2006	2005

DEFERRED TAX ASSETS
Inventories	$13.0	$11.4
Accrued liabilities	39.0	54.7
Postretirement benefits	33.9	38.4
Accounts receivable	3.3	6.5
Other	21.0	18.3

Gross deferred tax assets	110.2	129.3
Valuation allowance	(2.2)	(2.4)

Deferred tax assets	108.0	126.9
DEFERRED TAX LIABILITIES
Property, plant and equipment	(44.5)	(47.5)
Intangible assets	(52.1)	(59.9)
Other	(8.0)	(8.4)

Deferred tax liability	(104.6)	(115.8)

Net deferred tax asset	$3.4	$11.1

Tax benefits relating to state net operating loss carryforwards were $4.5 million and $5.4 million at September 30, 2006 and 2005, respectively. State net operating loss carryforward periods range from 5 to 20 years. Any losses not previously utilized within a specific state’s carryforward period will expire. The tax benefits relating to state net operating loss carryforwards for 2006 include $2.2 million relating to the acquisition of Smith & Hawken®. As these losses may only be used against income of Smith & Hawken®, and cannot be used to offset income of the consolidated group, a full valuation allowance has been placed on this portion. Tax benefit associated with state tax credits was $0.3 million and $0.4 million at September 30, 2006 and 2005, respectively. Any credits not previously utilized will begin to expire starting in fiscal year 2007.

In accordance with APB 23, deferred taxes have not been provided on unremitted earnings of certain foreign subsidiaries and foreign corporate joint ventures of approximately $72.5 million that arose in fiscal years ended on or before September 30, 2006, since such earnings have been permanently reinvested.

The American Jobs Creation Act (the “AJCA”) provides a deduction of 85% on certain foreign earnings repatriated. The Company was not able to take advantage of this deduction based upon its current foreign income and tax rates. The AJCA also provided a deduction calculated as a percentage of qualified income from manufacturing in the United States. This deduction was codified as Internal Revenue Code §199. The percentage deduction increases from 3% to 9% over a 6-year period beginning with the Company’s 2006 fiscal year. In December 2004, the FASB issued a new staff position providing for this deduction to be treated as a special deduction, as opposed to a tax rate reduction, in accordance with SFAS 109. The benefit of this deduction did not have a material impact on the Company’s effective tax rate in fiscal 2006.

Management judgment is required in determining tax provisions and evaluating tax positions. Management believes its tax positions and related provisions reflected in the consolidated financial statements are fully supportable and appropriate. We establish reserves for additional income taxes that may become due if our tax positions are challenged and not sustained. Our tax provision includes the impact of recording reserves and changes thereto. The reserves for additional income taxes are based on management’s best estimate of the ultimate resolution of the tax matter. Based on currently available information, we believe that the ultimate outcomes of any challenges to our tax positions will not have a material adverse effect on our financial position, results of operations or cash flows. Our tax provision includes the impact of recording reserves and changes thereto.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	FINANCIAL INSTRUMENTS

A description of the Company’s financial instruments and the methods and assumptions used to estimate their fair values is as follows:

Long-Term Debt

The fair value of the Company’s 6 5/8% Senior Subordinated Notes was estimated based on recent trading information. The carrying amounts of borrowings under the Revolving Credit Agreement, are considered to approximate their fair values.

Foreign Currency Swap Agreements

The Company uses foreign currency swap contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in dollars. At September 30, 2006, the notional amount of outstanding contracts was $66.7 million with a fair value of $0.4 million. The unrealized gain on the contracts approximates the unrealized loss on the intercompany loans recognized by our foreign subsidiaries.

Interest Rate Swap Agreements

At September 30, 2006, the Company had outstanding interest rate swaps with major financial institutions that effectively converted a portion of our variable-rate debt denominated in the Euro dollar and British pound to a fixed rate. The swaps agreements have a total U.S. dollar equivalent notional amount of $108.2 million with three-year terms expiring November 2008. Under the terms of these swaps, the Company pays fixed rates of 2.98% on Euro denominated swaps and 4.76% on British pound denominated swaps. At September 30, 2005, there were no outstanding interest rate swaps.

The Company enters into interest rate swap agreements as a means to hedge its variable interest rate exposure on debt instruments. Since the interest rate swaps have been designated as hedging instruments, their fair values are reflected in the Company’s Consolidated Balance Sheets. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. Unrealized gains or losses resulting from valuing these swaps at fair value are recorded as elements of accumulated other comprehensive loss within the Consolidated Balance Sheets. The fair value of the swap agreements was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date.

Commodity Hedges

Company has entered into a strip of collars to partially mitigate the effect of fluctuating fuel costs on the operating results of the Scotts LawnService® business through December 31, 2007. The collar is being marked-to-market with an unrealized loss of approximately $0.2 million on the contracts recorded as an element of other income or expense at September 30, 2006. The contracts are for approximately 3.2 million gallons of fuel.

The Company has also entered into hedging arrangements to fix the price of a portion of its urea needs through March 31, 2007. The contracts are designated as hedges of the Company’s exposure to future cash flows associated with the cost of urea. Unrealized gains or losses in the fair value of these contracts are recorded to the accumulated other comprehensive loss component of shareholders’ equity. Gains or losses upon realization will remain as a component of accumulated other comprehensive loss until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss will be reclassified to cost of sales. The fair value of the 69,000 aggregate tons hedged at September 30, 2006 was nil.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Fair Values

The estimated fair values of the Company’s financial instruments are as follows for the fiscal years ended September 30 (in millions):

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Revolving loans under Revolving Credit Agreement	$253.8	$253.8	$166.2	$166.2
Senior Subordinated Notes	200.0	194.0	200.0	201.5
Foreign bank borrowings and term loans	2.8	2.8	6.8	6.8
Foreign currency swap agreements	0.4	0.4	2.4	2.4
Interest rate swap agreements	1.3	1.3	—	—
Commodity hedging instruments	(0.2)	(0.2)	—	—

Certain miscellaneous instruments included in the Company’s total debt balances for which fair value determinations are not ascertainable have been excluded from the fair value table above. The excluded items at September 30, 2006 and 2005 (in millions) are as follows:

	2006	2005

Notes due to sellers	$15.4	$8.1
Other	9.2	12.4

NOTE 14.	OPERATING LEASES

The Company leases certain property and equipment from third parties under various non-cancelable operating lease agreements. Certain lease agreements contain renewal and purchase options. The lease agreements generally provide that the Company pay taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for non-cancelable operating leases at September 30, 2006, are as follows (in millions):

2007	$34.9
2008	31.7
2009	24.3
2010	19.0
2011	17.1
Thereafter	63.3

Total future minimum lease payments	$190.3

The Company also leases certain vehicles (primarily cars and light trucks) under agreements that are cancelable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of September 30, 2006, the Company’s residual value guarantee would have approximated $7.8 million. Other residual value guarantees apply only at the conclusion of the non-cancelable lease term, as follows:

	Amount of	Lease
	Guarantee	Termination Date

Scotts LawnService® vehicles	$11.8 million	2010
Corporate aircraft	12.2 million	2008 and 2010

Rent expense for fiscal 2006, fiscal 2005 and fiscal 2004 totaled $63.3 million, $57.9 million, and $44.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.	COMMITMENTS

The Company has the following unconditional purchase obligations due during each of the next five fiscal years that have not been recognized on the Consolidated Balance Sheet at September 30, 2006 (in millions):

2007	$215.9
2008	77.8
2009	67.8
2010	37.3
2011	10.9

$409.7

Purchase obligations primarily represent outstanding purchase orders for materials used in the Company’s manufacturing processes. Purchase obligations also include commitments for warehouse services, seed, and out-sourced information services.

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

Environmental Matters

In 1997, the Ohio Environmental Protection Agency (the “Ohio EPA”) initiated an enforcement action against the Company with respect to alleged surface water violations and inadequate treatment capabilities at the Marysville, Ohio facility and seeking corrective action under the federal Resource Conservation and Recovery Act. The action related to discharges from on-site waste water treatment and several discontinued on-site disposal areas.

Pursuant to a Consent Order entered by the Union County Common Pleas Court in 2002, the Company is actively engaged in restoring the site to eliminate exposure to waste materials from the discontinued on-site disposal areas.

At September 30, 2006, $4.2 million was accrued for environmental and regulatory matters, primarily related to the Marysville facility. Most of the accrued costs are expected to be paid in fiscal 2007; however, payments could be made for a period thereafter. While the amounts accrued are believed to be adequate to cover known environmental exposures based on current facts and estimates of likely outcome, the adequacy of these accruals is based on several significant assumptions:

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

During fiscal 2006, fiscal 2005, and fiscal 2004, we have expensed approximately $2.4 million, $3.7 million, and $3.3 million, respectively, for environmental matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AgrEvo Environmental Health, Inc. v. The Scotts Company (Southern District of New York)

The Scotts Company v. Aventis S.A. and Starlink Logistics, Inc. (Southern District of Ohio)

On September 30, 2005, all litigation among the aforementioned companies had been concluded with the Company receiving a payment of approximately $10 million, of which amount $8.9 million is recorded in “Impairment, restructuring and other charges” within the Consolidated Statements of Operations (see Note 4).

Central Garden & Pet Company

The Scotts Company v. Central Garden, Southern District of Ohio

Central Garden v. Scotts & Pharmacia, Northern District of California

All litigation with Central Garden & Pet Company (“Central Garden”) has been concluded. On July 15, 2005, the Company received approximately $15 million in satisfaction of the judgment against Central Garden. The Company has recognized the satisfaction of this judgment in its financial results for fiscal 2005 as follows (in millions):

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

U.S. Horticultural Supply, Inc. (F/K/A E.C. Geiger, Inc.)

On November 5, 2004, U.S. Horticultural Supply, Inc. (“Geiger”) filed suit against the Company in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges that the Company conspired with another distributor, Griffin Greenhouse Supplies, Inc., to restrain trade in the horticultural products market, in violation of Section 1 of the Sherman Antitrust Act. Geiger has not specified the amount of monetary damages it is seeking. On June 2, 2006, the Court denied the Company’s motion to dismiss the complaint. The Company is currently engaged in discovery relating to Geiger’s claim. The deadline for fact discovery is March 8, 2007.

The Company intends to vigorously defend against Geiger’s claims. The Company believes that Geiger’s claims are without merit and that the likelihood of an unfavorable outcome is remote. Therefore, no accrual has been established related to this matter. However, the Company cannot predict the ultimate outcome with certainty. If the above action is determined adversely to the Company, the result could have a material adverse effect on the Company’s results of operations, financial position and cash flows. Because Geiger has not specified an amount of monetary damages in the case (which may be trebled under the antitrust statutes) and discovery has not yet concluded, any potential exposure that the Company may face cannot be reasonably estimated at this time.

Other

The Company has been named a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on the Company’s historic use of vermiculite in certain of its products. The complaints in these cases are not specific about the plaintiffs’ contacts with the Company or its products. The Company in each case is one of numerous defendants and none of the claims seeks damages from the Company alone. The Company believes that the claims against it are without merit and is vigorously defending them. It is not currently possible to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reasonably estimate a probable loss, if any, associated with the cases and, accordingly, no accrual or reserves have been recorded in the consolidated financial statements. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

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

At September 30, 2006, 76% of the Company’s accounts receivable were due from customers geographically located in North America. Approximately 79% of these receivables were generated from the consumer business with the remaining 21% due from customers of Scotts LawnService®, the professional businesses (primarily distributors), Smith & Hawken®, and Morning Song®. Our top 3 customers within the consumer business accounted for 53% of total consumer accounts receivable.

At September 30, 2005, 76% of the Company’s accounts receivable were due from customers geographically located in North America. Approximately 83% of these receivable were generated from the Company’s consumer business with the remaining 17% generated from customers of Scotts LawnService® and the professional businesses (primarily distributors). Our top 3 customers within the consumer business accounted for 80% of total consumer accounts receivable.

The remainder of the Company’s accounts receivable at September 30, 2006 and 2005, were generated from customers located outside of North America, primarily retailers, distributors, nurseries and growers in Europe. No concentrations of customers or individual customers within this group account for more than 10% of the Company’s accounts receivable at either balance sheet date.

The Company’s three largest customers accounted for the following percentage of net sales in each respective period:

	Largest	2nd Largest	3rd Largest
	Customer	Customer	Customer

2006	21.5%	11.2%	10.5%
2005	23.5%	11.9%	9.7%
2004	25.0%	12.9%	9.4%

Sales to the Company’s three largest customers are reported within the Company’s North America segment. No other customers accounted for more than 10% of fiscal 2006, fiscal 2005 or fiscal 2004 net sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.	OTHER (INCOME) EXPENSE

Other (income) expense consisted of the following for the fiscal years ended September 30 (in millions):

	2006	2005	2004

Royalty income	$(6.8)	$(6.5)	$(5.4)
Gain from peat transaction	(0.9)	(0.8)	(2.4)
Franchise fees	(0.2)	(0.3)	(1.0)
Foreign currency (gains) losses	(0.7)	2.1	(0.7)
Legal settlement	—	(4.0)	—
Other, net	(0.6)	2.0	(0.7)

Total	$(9.2)	$(7.5)	$(10.2)

NOTE 19.	DISCONTINUED OPERATIONS

On September 30, 2004, the Company consummated the sale of the intangibles comprising its U.S. professional growing media business for $6.0 million. A gain of $4.1 million was recognized after associated goodwill in the amount of $1.9 million was written off. As a result of the sale, the Company shut down a manufacturing facility and severed the associates employed in the business. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal Of Long-Lived Assets,” these transactions have been accounted for as disposals of a component of the Company. The gain on the sale of the intangibles and the results of operations of the component are reported as discontinued operations in the accompanying Consolidated Statements of Operations. The detail comprising the discontinued operations is as follows (in millions):

	2006	2005	2004

Net sales	$—	$—	$17.7
Cost of sales	—	—	(18.9)

Gross profit	—	—	(1.2)
Selling, general and administrative	—	0.3	(1.1)
Gain on sale	—	—	4.1

Income from discontinued operations before income taxes	—	0.3	1.8
Income taxes	—	(0.1)	(1.4)

Net income from discontinued operations	$—	$0.2	$0.4

NOTE 20.	VARIABLE INTEREST ENTITIES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s Scotts LawnService® business sells new franchise territories, primarily in small to mid-size markets, under arrangements where a portion of the franchise fee is paid in cash with the balance due under a promissory note. The Company believes that it may be the primary beneficiary for certain of its franchisees initially, but ceases to be the primary beneficiary as the franchisees develop their businesses and the promissory notes are repaid. At September 30, 2006, the Company had approximately $1.5 million in notes receivable from such franchisees. The effect of consolidating the entities where the Company may be the primary beneficiary for a limited period of time is not material to either the Consolidated Statements of Operations or the Consolidated Balance Sheets.

NOTE 21.	SEGMENT INFORMATION

The Company is divided into the following segments — North America, Scotts LawnService®, International, and Corporate & Other. This division of reportable segments is consistent with how the segments report to and are managed by senior management of the Company.

The North America segment primarily consists of the Lawns, Gardens, Growing Media, Ortho® (Controls), Canada and North American Professional business groups as well as the North American portion of the Roundup® commission. This segment manufactures, markets and sells dry, granular slow-release lawn fertilizers, combination lawn fertilizer and control products, grass seed, spreaders, water-soluble, liquid and continuous-release garden and indoor plant foods, plant care products, potting, garden and lawn soils, pottery, mulches and other growing media products, pesticide products and a full line of horticulture products. Products are marketed to mass merchandisers, home improvement centers, large hardware chains, warehouse clubs, distributors, nurseries, garden centers and specialty crop growers in the United States, Canada, Latin America, South America, Australia, and Asia/Pacific.

The Scotts LawnService® segment provides lawn fertilization, disease and insect control and other related services such as core aeration and tree and shrub fertilization primarily to residential consumers through company-owned branches and franchises. In our larger branches, an exterior barrier pest control service also is offered.

The International segment provides products similar to those described above for the North America segment to consumers primarily in Europe. The Other/Corporate segment consists of the Smith & Hawken® business and corporate general and administrative expenses.

The following table (dollars in millions) presents segment financial information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Pursuant to SFAS No. 131, the presentation of the segment financial information is consistent with the basis used by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

management (i.e., certain costs not allocated to business segments for internal management reporting purposes are not allocated for purposes of this presentation).

	2006	2005	2004

Net sales:
North America	$1,914.5	$1,668.1	$1,569.0
Scotts LawnService®	205.7	159.8	135.2
International	408.5	430.3	405.6
Corporate & Other	167.6	159.6	—

Segment total	2,696.3	2,417.8	2,109.8
Roundup® deferred contribution charge	—	(45.7)	—
Roundup® amortization	0.8	(2.8)	(3.3)

	$2,697.1	$2,369.3	$2,106.5

Operating income (loss):
North America	$382.0	$343.9	$306.1
Scotts LawnService®	15.6	13.1	9.4
International	28.5	34.3	29.3
Corporate & Other	(81.8)	(94.2)	(70.6)

Segment total	344.3	297.1	274.2
Roundup® deferred contribution charge	—	(45.7)	—
Roundup® amortization	0.8	(2.8)	(3.3)
Amortization	(16.8)	(14.8)	(8.3)
Impairment of intangibles	(66.4)	(23.4)	—
Restructuring and other charges	(9.4)	(9.5)	(9.8)

	$252.5	$200.9	$252.8

Depreciation & amortization
North America	$30.7	$30.9	$24.9
Scotts LawnService®	3.8	3.9	3.9
International	13.1	11.5	12.6
Corporate & Other	19.4	20.9	16.3

	$67.0	$67.2	$57.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2006	2005	2004

Capital expenditures:
North America	$24.8	$22.6	$21.4
Scotts LawnService®	3.0	2.1	1.5
International	11.4	3.5	9.2
Corporate & Other	17.8	12.2	3.0

	$57.0	$40.4	$35.1

Long-lived assets:
North America	$771.2	$704.7
Scotts LawnService®	120.3	116.8
International	235.0	262.4
Corporate & Other	123.9	125.5

	$1,250.4	$1,209.4

Total assets:
North America	$1,355.2	$1,219.3
Scotts LawnService®	161.6	146.7
International	450.9	463.1
Corporate & Other	249.9	189.8

	$2,217.6	$2,018.9

Segment operating income (loss) represents earnings before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. Accordingly, the Corporate & Other operating loss includes unallocated corporate general and administrative expenses and certain other income/expense not allocated to the business segments.

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

NOTE 22.	SUBSEQUENT EVENT — RECAPITALIZATION

On December 12, 2006, it was announced that the Company intends to implement a recapitalization plan that would expand upon and accelerate returns to shareholders beyond the current $500 million share repurchase program (which has been canceled) by returning $750 million to the Company’s shareholders. Pursuant to this plan, which has been approved in concept by the Board of Directors, the Company intends to launch a “Dutch auction” tender offer in January 2007 to repurchase up to $250 million of the Company’s common shares. Following the consummation of the tender offer and subject to final Board approval, the Company intends to declare a special one-time cash dividend during the second quarter of fiscal 2007, currently anticipated to be $500 million in the aggregate but subject to revision based on spending for tendered common shares.

In connection with this recapitalization plan, a commitment letter has been received from JPMorgan Chase, Bank of America and Citigroup, subject to the terms and conditions set forth therein, to provide Scotts Miracle-Gro and certain of its subsidiaries the following loan facilities totaling in the aggregate up to $2.1 billion: (a) a senior secured five-year term loan in the principal amount of $550.0 million and (b) a senior secured five-year revolving loan facility in the aggregate principal amount of up to $1.55 billion. The Company will have the ability to increase the aggregate amount of the revolving and term loan facilities by $200 million allocated on a pro rata basis, subject to demand in the syndication process. The new $2.1 billion senior secured credit facilities would replace the Company’s existing $1.05 billion senior credit facility described in Note 9. In connection with the recapitalization plan,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

proceeds from the new credit facilities are also intended to be used to repurchase the 6 5/8% senior subordinated notes due 2013 in an aggregate principal amount of $200 million.

NOTE 23.	QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal 2006 and fiscal 2005 (in millions, except per share data).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

FISCAL 2006
Net sales	$249.5	$907.5	$1,048.0	$492.1	$2,697.1
Gross profit	53.5	346.4	406.0	150.0	955.9
Income (loss) from continuing operations	(52.7)	94.8	133.3	(42.7)	132.7
Income from discontinued operations	—	—	—	—	—
Net income (loss)	(52.7)	94.8	133.3	(42.7)	132.7
Basic earnings (loss) per common share
Income (loss) from continuing operations	$(0.78)	$1.40	$1.97	$(0.64)	$1.97
Income from discontinued operations	—	—	—	—	—

Net income (loss) per common share	$(0.78)	$1.40	$1.97	$(0.64)	$1.97

Common shares used in basic EPS calculation	68.0	67.5	67.5	66.8	67.5
Diluted earnings (loss) per common share
Income (loss) from continuing operations	$(0.78)	$1.36	$1.92	$(0.64)	$1.91
Income from discontinued operations	—	—	—	—	—

Net income (loss) per common share	$(0.78)	$1.36	$1.92	$(0.64)	$1.91

Common shares and dilutive potential common shares used in diluted EPS calculation	68.0	69.6	69.4	66.8	69.4

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

FISCAL 2005
Net sales	$246.5	$813.4	$901.2	$408.2	$2,369.3
Gross profit	61.1	327.6	333.8	137.9	860.4
Income (loss) from continuing operations	(62.5)	83.3	88.1	(8.5)	100.4
Income (loss) from discontinued operations	(0.2)	(0.1)	0.4	0.1	0.2

Net income (loss)	(62.7)	83.2	88.5	(8.4)	100.6
Basic earnings (loss) per common share
Income (loss) from continuing operations	$(0.95)	$1.25	$1.32	$(0.13)	$1.51
Income from discontinued operations	—	—	0.01	—	—

Net income (loss) per common share	$(0.95)	$1.25	$1.33	$(0.13)	$1.51

Common shares used in basic EPS calculation	66.0	66.6	67.0	67.4	66.8
Diluted earnings (loss) per common share
Income (loss) from continuing operations	$(0.95)	$1.22	$1.29	$(0.13)	$1.47
Income from discontinued operations	—	—	—	—	—

Net income (loss) per common share	$(0.95)	$1.22	$1.29	$(0.13)	$1.47

Common shares and dilutive potential common shares used in diluted EPS calculation	66.0	68.2	68.6	67.4	68.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common stock equivalents, such as stock awards, are excluded from the diluted loss per share calculation in periods where there is a net loss because their effect is anti-dilutive.

The Company’s business is highly seasonal with 70% to 75% of net sales occurring in the second and third fiscal quarters combined.

Unusual items during fiscal 2006 consisted of impairment charges, restructuring and other costs, and an insurance recovery. These items are reflected in the quarterly financial information as follows: first quarter restructuring and other charges of $4.7 million and impairment of intangible assets of $1.0 million; second quarter restructuring and other charges of $1.1 million; third quarter restructuring and other charges of $1.1 million; and fourth quarter restructuring and other charges of $2.5 million and impairment of intangible assets of $65.4 million. Also included in the first and second quarters are a $1.0 million and $9.1 million benefit from an insurance recovery, respectively.

Unusual charges during fiscal 2005 consisted of the charge to record the deferred contribution amounts under the Roundup® marketing agreement, impairment charges and restructuring and other costs. These charges are reflected in the quarterly financial information as follows: first quarter restructuring and other charges of $0.2 million and impairment of intangible assets of $22.0 million; second quarter restructuring and other charges of $0.1 million; third quarter deferred contribution charge under the Roundup® marketing agreement of $45.7 million; and fourth quarter restructuring and other charges of $8.3 million and impairment of intangible assets of $1.4 million. Also included in the fourth quarter is $3.6 million relating to an immaterial correction of prior periods’ amortization expense.

NOTE 24.	FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

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

The following information presents consolidating Statements of Operations and Statements of Cash Flows for each of the three years in the period ended September 30, 2006, and Balance Sheets as of September 30, 2006 and 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Scotts Miracle-Gro Company
Consolidating Statement of Operations
for the fiscal year ended September 30, 2006
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$2,184.7	$512.4	$—	$2,697.1
Cost of sales	—	1,400.6	340.5	—	1,741.1
Restructuring and other charges	—	—	0.1	—	0.1

Gross profit	—	784.1	171.8	—	955.9
Operating expenses:
Selling, general and administrative	—	504.2	132.7	—	636.9
Impairment, restructuring, and other charges	—	28.4	47.3	—	75.7
Equity income in subsidiaries	(146.0)	—	—	146.0	—
Intercompany allocations	—	(21.2)	21.2	—	—
Other income, net	—	(7.6)	(1.6)	—	(9.2)

Income (loss) from operations	146.0	280.3	(27.8)	(146.0)	252.5
Interest expense	13.3	11.8	14.5	—	39.6

Income (loss) before income taxes	132.7	268.5	(42.3)	(146.0)	212.9
Income taxes	—	67.4	12.8	—	80.2

Income (loss) from continuing operations	132.7	201.1	(55.1)	(146.0)	132.7
Income from discontinued operations	—	—	—	—	—

Net income (loss)	$132.7	$201.1	$(55.1)	$(146.0)	$132.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Scotts Miracle-Gro Company
Consolidating Statement of Cash Flows
for the fiscal year ended September 30, 2006
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net income (loss)	$132.7	$201.1	$(55.1)	$(146.0)	$132.7
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Impairment of intangible assets	—	24.2	42.2	—	66.4
Stock-based compensation expense	—	15.7	—	—	15.7
Depreciation	—	44.0	7.0	—	51.0
Amortization	—	9.5	6.5	—	16.0
Deferred taxes	—	1.1	(1.5)	—	(0.4)
Equity income in subsidiaries	(146.0)	—	—	146.0	—
Gain on sale of property, plant and equipment	—	(0.5)	—	—	(0.5)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	—	(36.7)	(0.9)	—	(37.6)
Inventories	—	(58.8)	(1.8)	—	(60.6)
Prepaid and other current assets	—	(3.3)	(0.3)	—	(3.6)
Accounts payable	—	32.9	1.4	—	34.3
Accrued taxes and liabilities	0.1	(30.3)	(3.2)	—	(33.4)
Restructuring reserves	—	(10.0)	0.8	—	(9.2)
Other non-current items	—	2.0	—	—	2.0
Other, net	0.3	1.7	7.6	—	9.6

Net cash (used in) provided by operating activities	(12.9)	192.6	2.7	—	182.4

INVESTING ACTIVITIES
Proceeds from the sale of property, plant and equipment	—	1.3	—	—	1.3
Investment in property, plant and equipment	—	(44.6)	(12.4)	—	(57.0)
Investments in acquired businesses, net of cash acquired	(97.8)	(20.6)	—	—	(118.4)

Net cash used in investing activities	(97.8)	(63.9)	(12.4)	—	(174.1)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	—	417.8	329.1	—	746.9
Repayments under revolving and bank lines of credit	—	(421.7)	(270.0)	—	(691.7)
Dividends paid	(33.5)	—	—	—	(33.5)
Payments on seller notes	—	(4.5)	—	—	(4.5)
Purchase of common shares	(87.9)	—	—	—	(87.9)
Excess tax benefits from share-based payment arrangements	—	6.2	—	—	6.2
Cash received from exercise of stock options	17.6	—	—	—	17.6
Intercompany financing	214.5	(157.6)	(56.9)	—	—

Net cash (used in) provided by financing activities	110.7	(159.8)	2.2	—	(46.9)

Effect of exchange rate changes	—	(1.2)	7.7	—	6.5

Net increase (decrease) in cash	—	(32.3)	0.2	—	(32.1)
Cash and cash equivalents, beginning of year	—	42.5	37.7	—	80.2

Cash and cash equivalents, end of year	$—	$10.2	$37.9	$—	$48.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Scotts Miracle-Gro Company
Consolidating Balance Sheet
As of September 30, 2006
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$10.2	$37.9	$—	$48.1
Accounts receivable, net	—	292.9	87.5	—	380.4
Inventories, net	—	310.1	99.1	—	409.2
Prepaid and other assets	—	84.1	20.2	—	104.3

Total current assets	—	697.3	244.7	—	942.0
Property, plant and equipment, net	—	317.8	49.8	—	367.6
Goodwill	—	333.4	124.7	—	458.1
Intangible assets, net	—	343.6	81.1	—	424.7
Other assets	8.8	14.8	1.6	—	25.2
Investment in affiliates	973.8	—	—	(973.8)	—
Intracompany assets	299.2	—	—	(299.2)	—

Total assets	$1,281.8	$1,706.9	$501.9	$(1,273.0)	$2,217.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$3.1	$2.9	$—	$6.0
Accounts payable	—	155.2	45.2	—	200.4
Accrued liabilities	0.1	172.8	96.2	—	269.1
Accrued taxes	—	18.5	2.2	—	20.7

Total current liabilities	0.1	349.6	146.5	—	496.2
Long-term debt	200.0	20.9	254.3	—	475.2
Other liabilities	—	133.7	30.8	—	164.5
Intracompany liabilities	—	59.4	239.8	(299.2)	—

Total liabilities	200.1	563.6	671.4	(299.2)	1,135.9
Shareholders’ equity	1,081.7	1,143.3	(169.5)	(973.8)	1,081.7

Total liabilities and shareholders’ equity	$1,281.8	$1,706.9	$501.9	$(1,273.0)	$2,217.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Scotts Miracle-Gro Company
Consolidating Statement of Operations
for the fiscal year ended September 30, 2005
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$1,850.8	$518.5	$—	$2,369.3
Cost of sales	—	1,172.9	336.3	—	1,509.2
Restructuring and other charges	—	(0.4)	0.1	—	(0.3)

Gross profit	—	678.3	182.1	—	860.4
Operating expenses:
Selling, general and administrative	—	494.1	139.7	—	633.8
Impairment, restructuring and other charges	—	8.0	25.2	—	33.2
Equity income in subsidiaries	(117.8)	—	—	117.8	—
Intercompany allocations	—	(23.5)	23.5	—	—
Other income, net	—	(9.6)	2.1	—	(7.5)

Income from operations	117.8	209.3	(8.4)	(117.8)	200.9
Costs related to refinancings	1.3	—	—	—	1.3
Interest expense	15.9	16.5	9.1	—	41.5

Income (loss) before income taxes	100.6	192.8	(17.5)	(117.8)	158.1
Income taxes (benefit)	—	64.1	(6.4)	—	57.7

Income (loss) from continuing operations	100.6	128.7	(11.1)	(117.8)	100.4
Income from discontinued operations	—	0.2	—	—	0.2

Net income (loss)	$100.6	$128.9	$(11.1)	$(117.8)	$100.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Scotts Miracle-Gro Company
Consolidating Statement of Cash Flows
for the fiscal year ended September 30, 2005
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net income (loss)	$100.6	$128.9	$(11.1)	$(117.8)	$100.6
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment of intangible assets	—	—	23.4	—	23.4
Costs related to refinancings	1.3	—	—	—	1.3
Stock-based compensation expense	—	10.7	—	—	10.7
Depreciation	—	42.7	6.9	—	49.6
Amortization	—	9.8	7.8	—	17.6
Deferred taxes	—	(13.6)	—	—	(13.6)
Equity income in subsidiaries	(117.8)	—	—	117.8	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	—	(29.4)	(8.5)	—	(37.9)
Inventories	—	(21.0)	5.2	—	(15.8)
Prepaid and other current assets	—	(0.2)	8.3	—	8.1
Accounts payable	—	19.3	(9.0)	—	10.3
Accrued taxes and liabilities	—	28.1	(0.2)	—	27.9
Restructuring reserves	—	11.4	(1.1)	—	10.3
Other non-current items	—	5.9	0.7	—	6.6
Other, net	—	32.3	(4.7)	—	27.6

Net cash provided by (used in) operating activities	(15.9)	224.9	17.7	—	226.7

INVESTING ACTIVITIES
Redemption of available for sale securities	—	57.2	—	—	57.2
Investment in property, plant and equipment	—	(36.9)	(3.5)	—	(40.4)
Investments in acquired businesses, net of cash acquired	—	(77.7)	—	—	(77.7)

Net cash used in investing activities	—	(57.4)	(3.5)	—	(60.9)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	—	174.3	749.9	—	924.2
Repayments under revolving and bank lines of credit	—	(169.4)	(567.0)	—	(736.4)
Repayment of term loans	(399.0)	—	—	—	(399.0)
Financing and issuance fees	(3.6)	—	—	—	(3.6)
Dividends paid	(8.6)	—	—	—	(8.6)
Payments on seller notes	—	(6.9)	—	—	(6.9)
Proceeds from termination of interest rate swaps	2.9	—	—	—	2.9
Cash received from exercise of stock options	—	32.2	—	—	32.2
Intercompany financing	424.2	(238.9)	(185.3)	—	—

Net cash (used in) provided by financing activities	15.9	(208.7)	(2.4)	—	(195.2)

Effect of exchange rate changes	—	—	(6.0)	—	(6.0)

Net increase (decrease) in cash	—	(41.2)	5.8	—	(35.4)
Cash and cash equivalents, beginning of year	—	83.7	31.9	—	115.6

Cash and cash equivalents, end of year	$—	$42.5	$37.7	$—	$80.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Scotts Miracle-Gro Company
Consolidating Balance Sheet
As of September 30, 2005
(in millions)

			Subsidiary	Non-
	Parent		Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$		$42.5	$37.7	$—	$80.2
Accounts receivable, net			240.3	83.0	—	323.3
Inventories, net			232.5	92.4	—	324.9
Prepaid and other assets			40.1	19.3	—	59.4

Total current assets			555.4	232.4	—	787.8
Property, plant and equipment, net			294.7	42.3	—	337.0
Goodwill			314.9	118.0	—	432.9
Intangible assets, net			315.4	124.1	—	439.5
Other assets		10.6	10.8	0.3	—	21.7
Investment in affiliates		1,660.5	—	—	(1,660.5)	—
Intracompany assets		—	606.9	—	(606.9)	—

Total assets		$1,671.1	$2,098.1	$517.1	$(2,267.4)	$2,018.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$		$4.1	$7.0	$—	$11.1
Accounts payable			110.2	41.5	—	151.7
Accrued liabilities			222.5	92.2	—	314.7
Accrued taxes			5.2	3.5	—	8.7

Total current liabilities			342.0	144.2	—	486.2
Long-term debt		200.0	16.1	166.3	—	382.4
Other liabilities			102.2	21.9	—	124.1
Intracompany liabilities		444.9	—	162.0	(606.9)	—

Total liabilities		644.9	460.3	494.4	(606.9)	992.7
Shareholders’ equity		1,026.2	1,637.8	22.7	(1,660.5)	1,026.2

Total liabilities and shareholders’ equity		$1,671.1	$2,098.1	$517.1	$(2,267.49)	$2,018.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Scotts Miracle-Gro Company
Consolidating Statement of Operations
for the fiscal year ended September 30, 2004
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$1,087.4	$544.2	$474.9	$—	$2,106.5
Cost of sales	684.0	328.6	300.9	—	1,313.5
Restructuring and other charges	0.2	—	0.4	—	0.6

Gross profit	403.2	215.6	173.6	—	792.4
Operating expenses:
Selling, general and administrative	345.6	53.6	141.5	—	540.7
Impairment, restructuring and other charges	4.1	0.2	4.8	—	9.1
Equity income in subsidiaries	(107.2)	—	—	107.2	—
Intercompany allocations	(27.7)	6.7	21.0	—	—
Other income, net	(1.9)	(4.5)	(3.8)	—	(10.2)

Income from operations	190.3	159.6	10.1	(107.2)	252.8
Costs related to refinancings	45.5	—	—	—	45.5
Interest expense (income)	52.1	(13.1)	9.8	—	48.8

Income before income taxes	92.7	172.7	0.3	(107.2)	158.5
Income taxes (benefit)	(8.2)	66.1	0.1	—	58.0

Income from continuing operations	100.9	106.6	0.2	(107.2)	100.5
Income from discontinued operations, net of tax	—	0.4	—	—	0.4

Net income	$100.9	$107.0	$0.2	$(107.2)	$100.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Scotts Miracle-Gro Company
Consolidating Statement of Cash Flows
for the fiscal year ended September 30, 2004
(in millions)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net income	$100.9	$107.0	$0.2	$(107.2)	$100.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Costs related to refinancings	45.5	—	—	—	45.5
Stock-based compensation expense	7.8	—	—	—	7.8
Depreciation	26.4	11.3	8.4	—	46.1
Amortization	0.4	7.0	4.2	—	11.6
Deferred taxes	17.6	—	—	—	17.6
Equity income in subsidiaries	(107.2)	—	—	107.2	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	14.6	(20.2)	3.7	—	(1.9)
Inventories	10.9	(7.2)	(17.7)	—	(14.0)
Prepaid and other current assets	(3.3)	(2.2)	(11.4)	—	(16.9)
Accounts payable	(8.4)	(10.7)	0.4	—	(18.7)
Accrued taxes and liabilities	25.2	2.8	1.5	—	29.5
Restructuring reserves	0.6	(0.5)	0.7	—	0.8
Other non-current items	(9.1)	1.4	1.9	—	(5.8)
Other, net	6.6	3.2	1.9	—	11.7

Net cash provided by (used in) operating activities	128.5	91.9	(6.2)	—	214.2

INVESTING ACTIVITIES
Investment in available for sale securities	(121.4)	—	—	—	(121.4)
Redemption of available for sale securities	64.2	—	—	—	64.2
Payment on seller notes	(2.0)	(10.3)	—	—	(12.3)
Investment in property, plant and equipment, net	(10.7)	(15.2)	(9.2)	—	(35.1)
Investments in acquired businesses, net of cash acquired	(0.3)	(4.7)	(3.2)	—	(8.2)

Net cash used in investing activities	(70.2)	(30.2)	(12.4)	—	(112.8)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	—	—	648.6	—	648.6
Repayments under revolving and bank lines of credit	—	—	(646.6)	—	(646.6)
Repayment of term loans	(827.5)	—	—	—	(827.5)
Proceeds from issuance of term loans	900.0	—	—	—	900.0
Redemption of 8 5/8% Senior Subordinated Notes	(418.0)	—	—	—	(418.0)
Proceeds from issuance of 6 5/8% Senior Subordinated Notes	200.0	—	—	—	200.0
Financing and issuance fees	(13.0)	—	—	—	(13.0)
Cash received from exercise of stock options	23.5	—	—	—	23.5
Intercompany financing	27.0	(61.6)	34.6	—	—

Net cash provided by (used in) financing activities	(108.0)	(61.6)	36.6	—	(133.0)

Effect of exchange rate changes	—	—	(8.7)	—	(8.7)

Net increase (decrease) in cash	(49.7)	0.1	9.3		(40.3)
Cash and cash equivalents, beginning of year	132.1	1.2	22.6	—	155.9

Cash and cash equivalents, end of year	$82.4	$1.3	$31.9	$—	$115.6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Scotts Miracle-Gro Company
Marysville, OH

We have audited the consolidated financial statements of The Scotts Miracle-Gro Company and Subsidiaries (the “Company”) as of September 30, 2006 and 2005, and for the years then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, and the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006; and have issued our reports thereon dated December 13, 2006; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company for the years ended September 30, 2006 and 2005 listed in the Index to Consolidated Financial Statements and Financial Statement Schedules. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such 2006 and 2005 consolidated financial statement schedules, when considered in relation to the basic 2006 and 2005 consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  Deloitte & Touche LLP

Columbus, Ohio
December 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Scotts Miracle-Gro Company

Our audit of the consolidated financial statements referred to in our report dated November 22, 2004 appearing in Item 15(a)(1) of this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PricewaterhouseCoopers LLP

Columbus, Ohio
November 22, 2004

The Scotts Miracle-Gro Company
Schedule II — Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2006
(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Balance		Additions	Deductions
	at		Charged	Credited	Balance
	Beginning	Reserves	to	and	at End of
Classification	of Period	Acquired	Expense	Write-Offs	Period

Valuation and qualifying accounts deducted from the assets to which they apply:
Inventory reserve	$16.3	$0.3	$9.4	$(10.9)	$15.1
Allowance for doubtful accounts	11.4	0.5	3.5	(4.1)	11.3
Income tax valuation allowance	2.4	—	0.9	(1.1)	2.2

Schedule II — Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2005
(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Balance		Additions	Deductions
	at		Charged	Credited	Balance
	Beginning	Reserves	to	and	at End of
Classification	of Period	Acquired	Expense	Write-Offs	Period

Valuation and qualifying accounts deducted from the assets to which they apply:
Inventory reserve	$21.3	$—	$11.4	$(16.4)	$16.3
Allowance for doubtful accounts	29.0	—	1.9	(19.5)	11.4
Income tax valuation allowance	—	2.4	—	—	2.4

Schedule II — Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2004
(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Balance		Additions	Deductions
	at		Charged	Credited	Balance
	Beginning	Reserves	to	and	at End of
Classification	of Period	Acquired	Expense	Write-Offs	Period

Valuation and qualifying accounts deducted from the assets to which they apply:
Inventory reserve	$22.0	$—	$11.8	$(12.5)	$21.3
Allowance for doubtful accounts	29.0	—	3.4	(3.4)	29.0
Income tax valuation allowance	1.0	—	—	(1.0)	—

The Scotts Miracle-Gro Company

Index to Exhibits

Exhibit
No.	Description	Location

2(a)	Amended and Restated Agreement and Plan of Merger, dated as of May 19, 1995, among Stern’s Miracle-Gro Products, Inc., Stern’s Nurseries, Inc., Miracle-Gro Lawn Products Inc., Miracle-Gro Products Limited, Hagedorn Partnership, L.P., the general partners of Hagedorn Partnership, L.P., Horace Hagedorn, Community Funds, Inc., and John Kenlon, The Scotts Company and ZYX Corporation	Incorporated herein by reference to the Current Report on Form 8-K dated May 31, 1995 and filed June 2, 1995, of The Scotts Company, an Ohio corporation (‘‘Scotts”) (File No. 0-19768) [Exhibit 2(b)]

2(b)	First Amendment to Amended and Restated Agreement and Plan of Merger, made and entered into as of October 1, 1999, among The Scotts Company, Scotts Miracle-Gro Products, Inc. (as successor to ZYX Corporation and Stern’s Miracle-Gro Products, Inc.), Miracle-Gro Lawn Products Inc., Miracle-Gro Products Limited, Hagedorn Partnership, L.P., Community Funds, Inc., Horace Hagedorn and John Kenlon, and James Hagedorn, Katherine Hagedorn Littlefield, Paul Hagedorn, Peter Hagedorn, Robert Hagedorn and Susan Hagedorn	Incorporated herein by reference to Scotts’ Current Report on Form 8-K dated October 4, 1999 and filed October 5, 1999 (File No. 1-11593) [Exhibit 2]

2(c)	Agreement and Plan of Merger, dated as of December 13, 2004, by and among The Scotts Company, The Scotts Company LLC and The Scotts Miracle-Gro Company	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Company dated February 1, 2005 and filed February 2, 2005 (File No. 1-13292)) [Exhibit 2.1]

3(a)	Initial Articles of Incorporation of The Scotts Miracle-Gro Company as filed with Ohio Secretary of State on November 22, 2004	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Miracle-Gro Company (the ‘‘Registrant”) filed March 24, 2005 (File No. 1-13292) [Exhibit 3.1]

3(b)	Certificate of Amendment by Shareholders to Articles of Incorporation of The Scotts Miracle-Gro Company as filed with Ohio Secretary of State on March 18, 2005	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 24, 2005 (File No. 1-13292) [Exhibit 3.2]

3(c)	Code of Regulations of The Scotts Miracle-Gro Company	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 24, 2005 (File No. 1-13292) [Exhibit 3.3]

4(a)	INDENTURE, dated as of October 8, 2003, among The Scotts Company; the Guarantors identified therein; and U.S. Bank National Association, as Trustee	Incorporated herein by reference to Scotts’ Annual Report on 10-K for the fiscal year ended September 30, 2003 (File No. 1-13292) [Exhibit 4(n)]

4(b)	Registration Rights Agreement, dated October 8, 2003, among The Scotts Company; the Guarantors identified therein; and Citigroup Global Markets Inc., Banc of America Securities LLC and J.P. Morgan Securities Inc. as representatives for the initial purchasers of the 6 5/8% Senior Subordinated Notes due 2013 described therein	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 1-13292) [Exhibit 4(o)]

Exhibit
No.	Description	Location

4(c)(1)	Supplemental Indenture, dated as of October 15, 2004, between Smith & Hawken, Ltd., as a guaranteeing subsidiary, and U.S. Bank National Association, as Trustee	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 24, 2005 (File No. 1-13292) [Exhibit 4.2]

4(c)(2)	Second Supplemental Indenture, dated as of March 18, 2005, among The Scotts Company; The Scotts Miracle-Gro Company; The Scotts Company LLC; the other subsidiaries identified as Guarantors therein; and U.S. Bank National Association, as Trustee	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 24, 2005 (File No. 1-13292) [Exhibit 4.3]

4(c)(3)	Third Supplemental Indenture, dated as of October 17, 2005, among Rod McLellan Company and SMG Growing Media, Inc., each as a guaranteeing subsidiary, and U.S. Bank National Association, as Trustee	*

4(c)(4)	Fourth Supplemental Indenture, dated as of December 5, 2005, between Gutwein & Co., Inc., as a guaranteeing subsidiary, and U.S. Bank National Association, as Trustee	*

4(d)	Revolving Credit Agreement, dated as of July 21, 2005, among The Scotts Miracle-Gro Company, as Borrower; certain subsidiaries of The Scotts Miracle-Gro Company who are also borrowers from time to time under the Revolving Credit Agreement, as Subsidiary Borrowers; the banks and other financial institutions and entities from time to time parties to the Revolving Credit Agreement, as Lenders; JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A. and Citicorp North America, Inc., as Syndication Agents; and Bank of Tokyo-Mitsubishi Trust Company, BNP Paribas, CoBank, ACB, Harris, N.A., Rabobank International and SunTrust Bank, as Documentation Agents	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2005 (File No. 1-13292) [Exhibit 4.1]

4(e)	Guarantee and Collateral Agreement, dated as of July 21, 2005, made by The Scotts Miracle-Gro Company, each domestic Subsidiary Borrower under the Revolving Credit Agreement dated as of July 21, 2005, and certain of their domestic subsidiaries in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2005 (File No. 1-13292) [Exhibit 4.2]

4(f)	Joinder Agreement, dated as of February 23, 2006, made by SMG Growing Media, Inc., as a Subsidiary Borrower, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the Lenders from time to time parties to the Revolving Credit Agreement, dated as of July 21, 2005, by and among The Scotts Miracle-Gro Company; the Subsidiary Borrowers from time to time parties thereto; the Lenders from time to time parties thereto; Bank of America, N.A. and Citicorp North America, Inc., as Syndication Agents; and Bank of Tokyo-Mitsubishi Trust Company, BNP Paribas, CoBank, ACB, Harris, N.A., Rabobank International, and SunTrust Bank, as Documentation Agents	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2006 (File No. 1-13292) [Exhibit 4(a)]

Exhibit
No.	Description	Location

4(g)	Joinder Agreement, dated as of February 23, 2006, made by Gutwein & Co., Inc., as a Subsidiary Borrower, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the Lenders from time to time parties to the Revolving Credit Agreement, dated as of July 21, 2005, by and among The Scotts Miracle-Gro Company; the Subsidiary Borrowers from time to time parties thereto; the Lenders from time to time parties thereto; Bank of America, N.A. and Citicorp North America, Inc., as Syndication Agents; and Bank of Tokyo-Mitsubishi Trust Company, BNP Paribas, CoBank, ACB, Harris, N.A., Rabobank International, and SunTrust Bank, as Documentation Agents	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2006 (File No. 1-13292) [Exhibit 4(b)]

4(h)	Assumption Agreement, dated as of February 23, 2006, made by SMG Growing Media, Inc. and Rod McLellan Company, as Grantors, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the Lenders from time to time parties to the Revolving Credit Agreement, dated as of July 21, 2005, by and among The Scotts Miracle-Gro Company; the Subsidiary Borrowers from time to time parties thereto; the Lenders from time to time parties thereto; Bank of America, N.A. and Citicorp North America, Inc., as Syndication Agents; and Bank of Tokyo-Mitsubishi Trust Company, BNP Paribas, CoBank, ACB, Harris, N.A., Rabobank International, and SunTrust Bank, as Documentation Agents	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2006 (File No. 1-13292) [Exhibit 4(c)]

4(i)	Assumption Agreement, dated as of February 23, 2006, made by Gutwein & Co., Inc., as Grantor, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the Lenders from time to time parties to the Revolving Credit Agreement, dated as of July 21, 2005, by and among The Scotts Miracle-Gro Company; the Subsidiary Borrowers from time to time parties thereto; the Lenders from time to time parties thereto; Bank of America, N.A. and Citicorp North America, Inc., as Syndication Agents; and Bank of Tokyo-Mitsubishi Trust Company, BNP Paribas, CoBank, ACB, Harris, N.A., Rabobank International, and SunTrust Bank, as Documentation Agents	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2006 (File No. 1-13292) [Exhibit 4(d)]

4(j)	First Amendment, dated as of March 2, 2006, to the Revolving Credit Agreement, dated as of July 21, 2005, by and among The Scotts Miracle-Gro Company; the Subsidiary Borrowers from time to time parties thereto; the Lenders from time to time parties thereto; the Syndication Agents and Documentation Agents named therein; and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2006 (File No. 1-13292) [Exhibit 4(e)]

Exhibit
No.	Description	Location

4(k)	Commitment Increase Supplement, dated February 24, 2006, to the Revolving Credit Agreement, dated as of July 21, 2005, by and among The Scotts Miracle-Gro Company; the Subsidiary Borrowers from time to time parties thereto; the Lenders from time to time parties thereto; Bank of America, N.A. and Citicorp North America, Inc., as Syndication Agents; Bank of Tokyo-Mitsubishi Trust Company, BNP Paribas, CoBank, ACB, Harris, N.A., Rabobank International, and SunTrust Bank, as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent (executed and delivered by SunTrust Bank)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2006 (File No. 1-13292) [Exhibit 4(f)]

4(l)	Commitment Increase Supplement, dated February 24, 2006, to the Revolving Credit Agreement, dated as of July 21, 2005, by and among The Scotts Miracle-Gro Company; the Subsidiary Borrowers from time to time parties thereto; the Lenders from time to time parties thereto; Bank of America, N.A. and Citicorp North America, Inc., as Syndication Agents; Bank of Tokyo-Mitsubishi Trust Company, BNP Paribas, CoBank, ACB, Harris, N.A., Rabobank International, and SunTrust Bank, as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent (executed and delivered by Bank of America, N.A.)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2006 (File No. 1-13292) [Exhibit 4(g)]

4(m)	Commitment Increase Supplement, dated February 24, 2006, to the Revolving Credit Agreement, dated as of July 21, 2005, by and among The Scotts Miracle-Gro Company; the Subsidiary Borrowers from time to time parties thereto; the Lenders from time to time parties thereto; Bank of America, N.A. and Citicorp North America, Inc., as Syndication Agents; Bank of Tokyo-Mitsubishi Trust Company, BNP Paribas, CoBank, ACB, Harris, N.A., Rabobank International, and SunTrust Bank, as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent (executed and delivered by JPMorgan Chase Bank, N.A.)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2006 (File No. 1-13292) [Exhibit 4(h)]

4(n)	Commitment Increase Supplement, dated February 24, 2006, to the Revolving Credit Agreement, dated as of July 21, 2005, by and among The Scotts Miracle-Gro Company; the Subsidiary Borrowers from time to time parties thereto; the Lenders from time to time parties thereto; Bank of America, N.A. and Citicorp North America, Inc., as Syndication Agents; Bank of Tokyo-Mitsubishi Trust Company, BNP Paribas, CoBank, ACB, Harris, N.A., Rabobank International, and SunTrust Bank, as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent (executed and delivered by Citicorp North America, Inc.)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2006 (File No. 1-13292) [Exhibit 4(i)]

4(o)	Agreement to furnish copies of instruments and agreements defining rights of holders of long-term debt	*

Exhibit
No.	Description	Location

10(a)(1)	The O.M. Scott & Sons Company Excess Benefit Plan, effective October 1, 1993	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993, of The Scotts Company, a Delaware corporation (File No. 0-19768) [Exhibit 10(h)]

10(a)(2)	First Amendment to The O.M. Scott & Sons Company Excess Benefit Plan, effective as of January 1, 1998	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(a)(2)]

10(a)(3)	Second Amendment to The O.M. Scott & Sons Company Excess Benefit Plan, effective as of January 1, 1999	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(a)(3)]

10(a)(4)	Third Amendment to The O.M. Scott & Sons Company Excess Benefit Plan, effective as of March 18, 2005 (amended title of plan to be The Scotts Company LLC Excess Benefit Plan)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 (File No. 1-13292) [Exhibit 10(CC)]

10(b)	The Scotts Company LLC Executive/Management Incentive Plan	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-13292) [Exhibit 10.4]

10(c)	Specimen form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Executive/Management Incentive Plan	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 (File No. 1-13292) [Exhibit 10.1]

10(d)	Executive Officers of The Scotts Miracle-Gro Company who are parties to form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Executive/Management Incentive Plan	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed September 18, 2006 (File No. 1-13292) [Exhibit 10.2]

10(e)(1)	The Scotts Company 1996 Stock Option Plan (as amended through May 15, 2000)	Incorporated herein by reference to Scotts’ Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2000 (File No. 1-13292) [Exhibit 10(d)]

10(e)(2)	The Scotts Company 1996 Stock Option Plan (2002 Amendment)	Incorporated herein by reference to Scotts’ Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2002 (File No. 1-13292) [Exhibit 10(d)(i)]

10(e)(3)	Amendment to The Scotts Company 1996 Stock Option Plan — 2005 Amendment, effective as of March 18, 2005 (amended title of plan to be The Scotts Miracle-Gro Company 1996 Stock Option Plan)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 (File No. 1-13292) [Exhibit 10(z)]

10(f)	Form of 1996 Stock Option Plan Stock Option Agreement — Non-Qualified Stock Option	Incorporated herein by reference to Scotts’ Current Report on Form 8-K filed November 19, 2004 (File No. 1-13292) [Exhibit 10.7]

Exhibit
No.	Description	Location

10(g)	Specimen form of Stock Option Agreement (as amended through October 23, 2001) for Non-Qualified Stock Options granted to employees under The Scotts Company 1996 Stock Option Plan, French specimen	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(f)]

10(h)(1)	The Scotts Company Executive Retirement Plan	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 1-11593) [Exhibit 10(j)]

10(h)(2)	First Amendment to The Scotts Company Executive Retirement Plan, effective as of January 1, 1999	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(g)(2)]

10(h)(3)	Second Amendment to The Scotts Company Executive Retirement Plan, effective as of January 1, 2000	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(g)(3)]

10(h)(4)	Third Amendment to The Scotts Company Executive Retirement Plan, effective as of January 1, 2003	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 1-13292) [Exhibit 10(g)(4)]

10(h)(5)	Fourth Amendment to The Scotts Company Executive Retirement Plan, effective as of January 1, 2004	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (File No. 1-13292) [Exhibit 10(g)(5)]

10(h)(6)	Fifth Amendment to The Scotts Company Executive Retirement Plan, effective as of March 18, 2005 (amended title of plan to be The Scotts Company LLC Executive Retirement Plan)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 (File No. 1-13292) [Exhibit 10(DD)]

10(i)	Employment Agreement, dated as of May 19, 1995, between The Scotts Company and James Hagedorn	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (File No. 1-11593) [Exhibit 10(p)]

10(j)(1)	Letter agreement, dated June 8, 2000, between The Scotts Company and Patrick J. Norton	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 1-13292) [Exhibit 10(q)]

10(j)(2)	Letter agreement, dated November 5, 2002, and accepted by Mr. Norton on November 22, 2002, pertaining to the terms of employment of Patrick J. Norton through December 31, 2005, and superseding certain provisions of the letter agreement, dated June 8, 2000, between The Scotts Company and Mr. Norton	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 1-13292) [Exhibit 10(q)]

10(j)(3)	Letter of Extension, dated October 25, 2005, between The Scotts Miracle-Gro Company and Patrick J. Norton	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 14, 2005 (File No. 1-13292) [Exhibit 10.3]

10(k)	Written description of employment, severance and change in control terms between the Registrant and David M. Aronowitz and Denise S. Stump	*

Exhibit
No.	Description	Location

10(l)(1)	The Scotts Company 2003 Stock Option and Incentive Equity Plan	Incorporated herein by reference to Scotts’ Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2002 (File No. 1-13292) [Exhibit 10(w)]

10(l)(2)	First Amendment to The Scotts Company 2003 Stock Option and Incentive Equity Plan, effective as of March 18, 2005 (amended title of plan to be The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 (File No. 1-13292) [Exhibit 10(AA)]

10(m)	Letter agreement between The Scotts Company and Robert F. Bernstock, dated April 23, 2003 and accepted by Mr. Bernstock on May 2, 2003	Incorporated herein by reference to Scotts’ Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2003 (File No. 1-13292) [Exhibit 10(x)]

10(n)	Employment Agreement and Covenant Not to Compete, effective as of October 1, 2004, between The Scotts Company and Robert F. Bernstock	Incorporated herein by reference to Scotts’ Current Report on Form 8-K filed November 19, 2004 (File No. 1-13292) [Exhibit 10.1]

10(o)	First Amendment to Employment Agreement and Covenant Not to Compete, effective as of October 1, 2004, between The Scotts Company and Robert F. Bernstock	Incorporated herein by reference to Scotts’ Current Report on Form 8-K filed November 19, 2004 (File No. 1-13292) [Exhibit 10.2]

10(p)	Second Amendment to Employment Agreement and Covenant Not to Compete, effective as of October 1, 2004, between The Scotts Company and Robert F. Bernstock	Incorporated herein by reference to Scotts’ Current Report on Form 8-K filed November 19, 2004 (File No. 1-13292) [Exhibit 10.3]

10(q)	Third Amendment to Employment Agreement and Covenant Not to Compete, executed February 9, 2006 to be effective as of October 1, 2005, between The Scotts Miracle-Gro Company, The Scotts Company LLC and Robert F. Bernstock	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 1-13292) [Exhibit 10(c)]

10(r)	The Scotts Company 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors, effective as of October 1, 2004, between The Scotts Company and Robert F. Bernstock, in respect of grant of 25,000 shares of restricted stock	Incorporated herein by reference to Scotts’ Current Report on Form 8-K filed November 19, 2004 (File No. 1-13292) [Exhibit 10.4]

10(s)	Amendment to The Scotts Company 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors, effective as of October 1, 2004, between The Scotts Company and Robert F. Bernstock, in respect of June 2, 2003 award of freestanding stock appreciation rights	Incorporated herein by reference to Scotts’ Current Report on Form 8-K filed November 19, 2004 (File No. 1-13292) [Exhibit 10.5]

10(t)	Amendment to The Scotts Company 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors, effective as of October 1, 2004, between The Scotts Company and Robert F. Bernstock, in respect of November 19, 2003 award of freestanding stock appreciation rights	Incorporated herein by reference to Scotts’ Current Report on Form 8-K filed November 19, 2004 (File No. 1-13292) [Exhibit 10.6]

10(u)	The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors, effective as of December 9, 2005, between The Scotts Miracle-Gro Company and Robert F. Bernstock, in respect of grant of 10,000 Performance Shares	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 1-13292) [Exhibit 10(a)]

Exhibit
No.	Description	Location

10(v)	The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors, effective as of October 12, 2005, between The Scotts Miracle-Gro Company and Robert F. Bernstock, in respect of grant of Nonqualified Stock Options to purchase 16,900 common shares (33,800 common shares as adjusted for 2-for-1 stock split distributed on November 9, 2005)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 1-13292) [Exhibit 10(d)]

10(w)	The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors, effective as of October 12, 2005, between The Scotts Miracle-Gro Company and Robert F. Bernstock, in respect of grant of 3,200 shares of Restricted Stock (6,400 as adjusted for 2-for-1 stock split distributed on November 9, 2005)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 1-13292) [Exhibit 10(e)]

10(x)	Amendment to The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors, dated February 9, 2006, effective October 12, 2005, between The Scotts Miracle-Gro Company and Robert F. Bernstock in respect of grant of Nonqualified Stock Options to purchase 33,800 common shares (as adjusted)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 1-13292) [Exhibit 10(f)]

10(y)	Amendment to The Scotts Miracle-Gro Company 2003, Stock Option and Incentive Equity Plan Award Agreement for Nondirectors, dated February 9, 2006, effective October 12, 2005, between The Scotts Miracle-Gro Company and Robert F. Bernstock, in respect of grant of 6,400 shares Restricted Stock (as adjusted)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 1-13292) [Exhibit 10(g)]

10(z)	Separation Agreement and Release of All Claims, dated December 1, 2006, between The Scotts Company LLC and Robert F. Bernstock	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 7, 2006 (File No. 1-13292) [Exhibit 10.3]

10(aa)	Employment Agreement for Christopher Nagel, entered into effective as of October 1, 2006, by and between Christopher Nagel and The Scotts Miracle-Gro Company	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 7, 2006 (File No. 1-13292) [Exhibit 10.1]

10(bb)	The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan Award Agreement for Employees, evidencing Restricted Stock Award of 38,000 Restricted Common Shares Awarded to Christopher Nagel on October 1, 2006 by The Scotts Miracle-Gro Company	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 7, 2006 (File No. 1-13292) [Exhibit 10.2]

10(cc)	Form of 2003 Stock Option and Incentive Equity Plan Award Agreement for Nondirectors	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-13292) [Exhibit 10(u)]

10(dd)	Form of 2003 Stock Option and Incentive Equity Plan Award Agreement for Directors	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-13292) [Exhibit 10(v)]

Exhibit
No.	Description	Location

10(ee)	The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-13292) [Exhibit 10.2]

10(ff)	Specimen form of Award Agreement used to evidence Time-Based Nonqualified Stock Options for Non-Employee Directors under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-13292) [Exhibit 10.3]

10(gg)	Specimen form of Award Agreement to evidence Time-Based Nonqualified Stock Options for Employees under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 1-13292) [Exhibit 10(b)]

10(hh)	Specimen form of Award Agreement for Third Party Service Providers to evidence awards under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan to third party service providers	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 (File No. 1-13292) [Exhibit 10.3]

10(ii)	The Scotts Miracle-Gro Company Discounted Stock Purchase Plan (As Amended and Restated as of January 26, 2006; Reflects 2-for-1 Stock Split Distributed on November 9, 2005)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-13292) [Exhibit 10.1]

10(jj)	Summary of Compensation for Directors of The Scotts Miracle-Gro Company	*

10(kk)	Exclusive Distributor Agreement — Horticulture, effective as of June 22, 1998, between The Scotts Company and AgrEvo USA Company	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 1-11593) [Exhibit 10(v)]

10(ll)	Amended and Restated Exclusive Agency and Marketing Agreement, dated as of September 30, 1998, between Monsanto Company (now Pharmacia Corporation) and The Scotts Company LLC (as successor to The Scotts Company)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-13292) [Exhibit 10(x)]

14	Code of Business Conduct and Ethics of the Registrant, as amended on November 2, 2006	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 8, 2006 (File No. 1-13292)) [Exhibit 14]

21	Subsidiaries of The Scotts Miracle-Gro Company	*

23(a)	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	*

23(b)	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP	*

31(a)	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	*

31(b)	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	*

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	*

99.1	Press Release issued by The Scotts Miracle-Gro Company on December 12, 2006	Incorporated herein by reference to the Registrant’s Form TO filed on December 12, 2006 (File No. 005-43851) [Exhibit 99.1]

*	Filed herewith.