Form 10-Q
period 2006-12-30
SCOTTS MIRACLE-GRO CO
filed 2007-02-08
CIK 825542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___TO ___
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

67,800,822	OUTSTANDING AT FEBRUARY 1, 2007

Common Shares, voting, no par value

THE SCOTTS MIRACLE-GRO COMPANY AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED
	DECEMBER 30,	DECEMBER 31,
	2006	2005
Net sales	$271.2	$249.5
Cost of sales	215.9	196.0

Gross profit	55.3	53.5

Operating expenses:
Selling, general and administrative	142.2	126.0
Impairment, restructuring and other charges	—	5.7
Other income, net	(2.3)	(1.6)

Loss from operations	(84.6)	(76.6)

Interest expense	8.2	7.1

Loss before income taxes	(92.8)	(83.7)

Income tax benefit	(33.4)	(31.0)

Net loss	$(59.4)	$(52.7)

BASIC LOSS PER COMMON SHARE:
Weighted-average common shares outstanding during the period	67.2	68.0

Basic loss per common share	$(0.88)	$(0.78)

DILUTED LOSS PER COMMON SHARE:
Weighted-average common shares outstanding during the period	67.2	68.0

Diluted loss per common share	$(0.88)	$(0.78)

Dividends declared per common share	$0.125	$0.125

See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	THREE MONTHS ENDED
	DECEMBER 30,	DECEMBER 31,
	2006	2005
OPERATING ACTIVITIES
Net loss	$(59.4)	$(52.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible assets	—	1.0
Stock-based compensation expense	4.2	4.3
Depreciation	12.7	12.2
Amortization	3.7	3.5
Gain on sale of property, plant and equipment	(0.3)	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	120.7	82.0
Inventories	(215.3)	(222.2)
Prepaid and other current assets	(3.1)	(2.8)
Accounts payable	18.3	59.9
Accrued liabilities	(86.5)	(117.3)
Restructuring reserves	(2.8)	(5.0)
Other non-current items	1.8	2.9
Other, net	1.9	0.2

Net cash used in operating activities	(204.1)	(234.0)

INVESTING ACTIVITIES
Proceeds from the sale of property, plant and equipment	0.3	—
Investment in property, plant and equipment	(16.2)	(14.3)
Investment in acquired businesses, net of cash acquired	(2.7)	(97.7)

Net cash used in investing activities	(18.6)	(112.0)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	197.9	337.2
Repayments under revolving and bank lines of credit	(0.9)	(33.9)
Dividends paid	(8.5)	(8.5)
Purchase of common shares	—	(1.2)
Payments on seller notes	—	(0.5)
Excess tax benefits from share-based payment arrangements	8.1	—
Cash received from the exercise of stock options	15.5	7.5

Net cash provided by financing activities	212.1	300.6
Effect of exchange rate changes on cash	(1.4)	3.0

Net decrease in cash	(12.0)	(42.4)
Cash and cash equivalents at beginning of period	48.1	80.2

Cash and cash equivalents at end of period	$36.1	$37.8

Supplemental cash flow information
Interest paid, net of interest capitalized	10.4	8.6
Income taxes paid	3.4	3.8
See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	DECEMBER 30,	DECEMBER 31,	SEPTEMBER 30,
	2006	2005	2006
	UNAUDITED		(SEE NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$36.1	$37.8	$48.1
Accounts receivable, less allowances of $10.8, $10.1 and $11.3, respectively	264.5	250.8	380.4
Inventories, net	629.1	558.8	409.2
Prepaid and other assets	106.8	63.5	104.3

Total current assets	1,036.5	910.9	942.0

Property, plant and equipment, net of accumulated depreciation of $385.8, $336.9 and $370.0, respectively	369.3	361.0	367.6
Goodwill	471.0	450.5	458.1
Intangible assets, net	425.4	472.3	424.7
Other assets	25.8	21.2	25.2

Total assets	$2,328.0	$2,215.9	$2,217.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$15.2	$13.9	$6.0
Accounts payable	220.9	215.7	200.4
Accrued liabilities	205.0	204.4	289.8

Total current liabilities	441.1	434.0	496.2

Long-term debt	679.3	679.1	475.2
Other liabilities	166.0	126.5	164.5

Total liabilities	1,286.4	1,239.6	1,135.9

Commitments and contingencies (notes 3 and 9)

Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share, 68.2, 68.1, 66.6 shares issued, respectively	491.5	503.2	509.1
Retained earnings	622.7	530.6	690.7
Treasury stock, at cost; 0.5, 0.03, 1.5 shares, respectively	(21.4)	(1.2)	(66.5)
Accumulated other comprehensive loss	(51.2)	(56.3)	(51.6)

Total shareholders’ equity	1,041.6	976.3	1,081.7

Total liabilities and shareholders’ equity	$2,328.0	$2,215.9	$2,217.6

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
ORGANIZATION AND BASIS OF PRESENTATION
The Company’s condensed, consolidated financial statements are unaudited; however, in the opinion of management, these financial statements are presented in accordance with accounting principles generally accepted in the United States of America. The condensed, consolidated financial statements include the accounts of Scotts Miracle-Gro and all wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s criteria for consolidating entities is based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. Interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the consolidated financial statements and accompanying notes in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
The balance sheet at September 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
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
Scotts LawnService® promotes its service offerings primarily through direct response mail campaigns. External costs associated with these campaigns that qualify as direct response advertising costs are deferred and recognized as advertising expense in proportion to revenues over a period not beyond the end of the subsequent calendar year. The costs deferred at December 30, 2006, December 31, 2005 and September 30, 2006 were $4.9 million, $2.0 million and $5.6 million, respectively.
STOCK-BASED COMPENSATION AWARDS
In fiscal 2003, the Company began expensing prospective grants of employee stock-based compensation awards in accordance with Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation.” The Company adopted SFAS 123(R), “Share-Based Payment” effective October 1, 2005, following the modified prospective application approach. The Company was already in substantial compliance with SFAS 123(R) at the adoption date as SFAS 123(R) closely parallels SFAS 123. The fair value of awards is expensed ratably over the vesting period, generally three years, except for grants to members of the Board of Directors that have a shorter vesting period. The adoption of SFAS 123(R) did not have a significant effect on the Company’s results of operations for the period ended December 31, 2005.
GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS
In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets determined to have indefinite lives are not subject to amortization. Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company conducts its annual impairment review of indefinite-lived tradenames and goodwill during its first fiscal quarter. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value and is classified as “Impairment, restructuring, and other charges” in the Condensed, Consolidated Statements of Operations.
The impairment analysis for the first quarter of fiscal 2007 indicated that no impairment charges were required. The $1.0 million charge recorded in the first quarter of fiscal 2006 related to a tradename written off in the United Kingdom.
LOSS PER COMMON SHARE
Basic loss per common share is computed based on the weighted-average number of common shares outstanding each period. Diluted loss per common share is computed based on the weighted-average number of common shares and dilutive potential common shares (stock options, restricted stock, performance shares and stock appreciation rights) outstanding each period. Because of the first quarter loss, common stock equivalents were not included in the calculation of diluted loss per share because to do so would have been anti-dilutive. These common stock equivalents equate to 1.9 million common shares and 2.1 million common shares for the periods ended December 30, 2006 and December 31, 2005, respectively.
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

RECENT ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards No. 157 — Fair Value Measurements
In September 2006, the Financial Accounting Standards Board issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company will be required to adopt SFAS 157 no later than October 1, 2008, the beginning of its 2009 fiscal year. The Company has not yet determined the effect, if any, that the adoption of SFAS 157 will have on its condensed consolidated financial statements.
Statement of Financial Accounting Standards No. 158 — Employers’ Accounting For Defined Benefit Pension And Other Postretirement Plans
The Financial Accounting Standards Board has issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 will require the Company to recognize the underfunded status of its defined benefit postretirement plans as a liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 does not change the way the Company measures plan assets and benefit obligations as of the date of its balance sheet and in determining the amount of net periodic benefit cost.
The Company will be required to adopt the provisions of SFAS 158 as of September 30, 2007. At September 30, 2006, the Company’s projected benefit obligation for its international defined benefit plans exceeded the accumulated benefit obligation and the accumulated plan benefit obligation for its post-retirement medical plan exceeded the recorded liability. If the provisions of SFAS 158 were adopted as of September 30, 2006, the Company would have been required to record an additional long-term liability of $26.3 million, an additional long-term deferred tax asset of $9.6 million, and charge the “Accumulated other comprehensive loss” component of shareholders’ equity for $16.7 million.
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
The Company will be required to adopt the provisions of FIN 48 in respect of all the Company’s tax positions as of October 1, 2007, the beginning of the 2008 fiscal year. The cumulative effect of applying the provisions of the Interpretation will be reported as an adjustment to the opening balance of retained earnings for the 2008 fiscal year. The Company has not completed its evaluation of FIN 48 and the effect the adoption of the Interpretation will have on the Company’s condensed consolidated financial statements. It is possible that the adoption of this Interpretation will have a material effect on future results of operations.
2. DETAIL OF INVENTORIES, NET
Inventories, net of provisions for slow moving and obsolete inventory of $15.7 million, $16.1 million, and $15.1 million, respectively, consisted of:

	DECEMBER 30,	DECEMBER 31,	SEPTEMBER 30,
	2006	2005	2006
	(IN MILLIONS)
Finished goods	$460.0	$414.3	$267.4
Work-in-process	39.5	41.3	36.0
Raw materials	129.6	103.2	105.8

	$629.1	$558.8	$409.2

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
The annual gross commission under the Marketing Agreement is calculated as a percentage of the actual earnings before interest and income taxes (EBIT) of the consumer Roundup® business, as defined in the Marketing Agreement. Each year’s percentage varies in accordance with the terms of the Marketing Agreement based on the achievement of two earnings thresholds and on commission rates that vary by threshold and program year. The annual contribution payment is defined in the Marketing Agreement as $20 million, however, portions of the annual contribution payments for the first three years of the Marketing Agreement were deferred.
Under the terms of the Marketing Agreement, the Company performs certain functions, primarily manufacturing conversion, selling and marketing support, on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred for these activities are charged to and reimbursed by Monsanto, for which the Company recognizes no gross profit or net income. The Company records costs incurred under the Marketing Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in “Cost of sales” and the reimbursement of these costs in “Net sales,” with no effect on gross profit or net income. The related net sales and cost of sales were $9.5 million and $8.2 million for the three-month periods ended December 30, 2006 and December 31, 2005, respectively.
The elements of the net commission earned under the Marketing Agreement and included in “Net sales” is as follows:

	THREE MONTHS ENDED
	DECEMBER 30,	DECEMBER 31,
	2006	2005
	(IN MILLIONS)
Gross commission	$(0.3)	$—
Contribution expenses	(5.0)	(5.0)
Amortization of marketing fee	(0.2)	(0.2)

Net commission expense	(5.5)	(5.2)
Reimbursements associated with Marketing Agreement	9.5	8.2

Total net sales associated with Marketing Agreement	$4.0	$3.0

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
The Marketing Agreement provides Monsanto with the right to terminate the Marketing Agreement for an event of default (as defined in the Marketing Agreement) by the Company or a change in control of Monsanto or the sale of the consumer Roundup® business. The Marketing Agreement provides the Company with the right to terminate the Marketing Agreement in certain circumstances including an event of default by Monsanto or the sale of the consumer Roundup® business. Unless Monsanto terminates the Marketing Agreement for an event of default by the Company, Monsanto is required to pay a termination fee to the Company that varies by program year. If Monsanto terminates the Marketing Agreement upon a change of control of Monsanto or the sale of the consumer Roundup® business prior to September 30, 2008, the Company will be entitled to a termination fee in excess of $100 million. If the Company terminates the Marketing Agreement upon an uncured material breach, material fraud or material willful misconduct by Monsanto, it is entitled to receive a termination fee in excess of $100 million if the termination occurs prior to September 30, 2008. The termination fee declines over time from $100 million to a minimum of $16 million for terminations between September 30, 2008 and September 30, 2018. If Monsanto were to terminate the Marketing Agreement for cause, the Company would not be entitled to any termination fee, and it would lose all, or a significant portion, of the significant source of earnings and overhead expense absorption the Marketing Agreement provides. Monsanto may also be able to terminate the Marketing Agreement within a given region, including North America, without paying a termination fee if sales to consumers in that region decline: (1) over a cumulative three fiscal year period; or (2) by more than 5% for each of two consecutive years.
4. IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES
FISCAL 2007 CHARGES
During the first quarter of fiscal 2007, the Company has not recorded impairment, restructuring and other charges.
FISCAL 2006 CHARGES
During the first quarter of fiscal 2006, the Company recorded $4.7 million of restructuring and other charges relating to our profit improvement plan, consisting primarily of severance and related costs. The impairment charge of $1.0 million was associated with a tradename no longer in use in our United Kingdom business.
The following is the detail of impairment, restructuring and other charges in the Condensed, Consolidated Statements of Operations:

	THREE MONTHS ENDED
	DECEMBER 30,	DECEMBER 31,
	2006	2005
	(IN MILLIONS)
Restructuring and other charges:
Severance	$—	$2.9
Other related costs	—	1.8

	—	4.7
Impairment of other intangibles	—	1.0

	$—	$5.7

The following is a roll-forward of the restructuring and other charges, which are included in “accrued liabilities.”

	THREE MONTHS ENDED
	DECEMBER 30,	DECEMBER 31,
	2006	2005
	(IN MILLIONS)
Amounts reserved for restructuring and other charges at beginning of fiscal year	$6.4	$15.6
Restructuring charge	—	4.7
Payments and other	(2.8)	(9.7)

Amounts reserved for restructuring and other charges at end of period	$3.6	$10.6

5. LONG-TERM DEBT (See note 12)

	DECEMBER 30,	DECEMBER 31,	SEPTEMBER 30,
	2006	2005	2006
	(IN MILLIONS)
Revolver	$458.3	$464.2	$253.8
Senior Subordinated 6 5/8% Notes	200.0	200.0	200.0
Notes due to sellers	16.0	7.7	15.4
Foreign bank borrowings and term loans	11.5	10.1	2.8
Other	8.7	11.0	9.2

	694.5	693.0	481.2
Less current portions	15.2	13.9	6.0

	$679.3	$679.1	$475.2

6. STATEMENT OF COMPREHENSIVE INCOME
The components of other comprehensive loss and total comprehensive loss for the three months ended December 30, 2006 and December 31, 2005 are as follows:

	THREE MONTHS ENDED
	DECEMBER 30,	DECEMBER 31,
	2006	2005
	(IN MILLIONS)
Net loss	$(59.4)	$(52.7)
Other comprehensive income (expense):
Change in minimum pension liability	(0.4)	—
Change in valuation of derivative instruments	2.5	(0.2)
Foreign currency translation adjustments	(1.7)	0.5

Comprehensive loss	$(59.0)	$(52.4)

7. RETIREMENT AND RETIREE MEDICAL PLANS COST INFORMATION
The following summarizes the net periodic benefit cost for the various plans sponsored by the Company:

	THREE MONTHS ENDED
	DECEMBER 30,	DECEMBER 31,
	2006	2005
	(IN MILLIONS)
Frozen defined benefit plans	$0.4	$0.5
International benefit plans	1.9	1.7
Retiree medical plan	0.7	0.8
8. STOCK-BASED COMPENSATION AWARDS
The following is a recap of the share-based awards granted during the periods indicated:

	THREE MONTHS ENDED
	DECEMBER 30,	DECEMBER 31,
	2006	2005
Options	790,100	729,900
Performance shares	—	30,000
Restricted stock	191,300	157,400

Total share-based awards	981,400	917,300

Fair value at grant dates (in millions).	$19.8	$17.3
As of December 30, 2006, Scotts Miracle-Gro had approximately 4.2 million common shares not subject to outstanding awards and available in support of the grant of new share-based awards.
Total share-based compensation and the tax benefit recognized in compensation expense were as follows for the periods indicated (in millions):

	THREE MONTHS ENDED
	DECEMBER 30,	DECEMBER 31,
	2006	2005
Share-based compensation	4.2	4.3
Tax benefit recognized	1.5	1.6

Stock Options/SARs
Aggregate option and stock appreciation right award activity consists of the following (options/SARs in millions):

	THREE MONTHS ENDED
	DECEMBER 30, 2006		DECEMBER 31, 2005
		WTD.		WTD.
	No. of	Avg.	No. of	Avg.
	Options/	Exercise	Options/	Exercise
	SARs	Price	SARs	Price

Balance beginning of fiscal year	6.2	$26.09	6.4	$23.09
Granted	0.8	$45.88	0.7	$42.58
Exercised	(1.1)	$20.40	(0.4)	$20.08
Forfeited	—	—	(0.1)	$18.38

Ending balance	5.9	$29.70	6.6	$25.41

Exercisable	3.7	$22.29	3.8	$19.36
The intrinsic value of the options and stock appreciation right awards outstanding and exercisable were as follows for the dates indicated (in millions):

	DECEMBER 30, 2006	DECEMBER 31, 2005
Outstanding	$129.5	$130.9
Exercisable	108.6	98.3
The fair value of each award granted has been estimated on the grant date using the Binomial model using the assumptions noted in the following table. Expected market price volatility is based on implied volatilities from traded options on Scotts Miracle-Gro’s common shares and historical volatility on Scotts Miracle-Gro’s common shares. Historical data, including demographic factors impacting historical exercise behavior, is used to estimate the expected life of an option (the average period of time an option is held before exercise), option exercise and employee termination within the valuation model. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average assumptions for those awards granted during the three months ended December 30, 2006, are as follows:

Expected market price volatility	26.3%
Risk-free interest rate	4.8%
Expected dividend yield	1.1%
Expected life of options/SARs	5.83
Estimated weighted-average fair value per share of options/SARs	$14.00
Restricted Stock
Aggregate restricted stock award activity for the period is as follows:

		WTD Avg.
		Grant Date
	No. of	Fair Value
	Shares	Per Share
Balance September 30, 2006	302,795	$39.26
Granted	191,300	45.63
Vested	(93,800)	33.17
Forfeited	(5,000)	47.29

Balance December 30, 2006	395,295	$43.69

As of December 30, 2006, there was $28.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of

2.8 years. Unearned compensation is amortized over the vesting period for the particular grant and is recognized as a component of “Selling, general and administrative” expense within the Condensed, Consolidated Statements of Operations.
The total intrinsic value of options exercised was $32.4 million and the total fair value of restricted stock vested was $4.6 million during the three months ended December 30, 2006.
Cash received from option exercises under all share-based payment arrangements during the three months ended December 30, 2006 was $15.5 million.
9. CONTINGENCIES
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
At December 30, 2006, $3.0 million was accrued for environmental and regulatory matters, primarily related to the Marysville facility. Most of the accrued costs are expected to be paid in fiscal 2007; however, payments could be made for a period thereafter. While the amounts accrued are believed to be adequate to cover known environmental exposures based on current facts and estimates of likely outcome, the adequacy of these accruals is based on several significant assumptions:
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
Other
The Company has been named a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on the Company’s historic use of vermiculite in certain of its products. The complaints in these cases are not specific about the plaintiffs’ contacts with the Company or its products. The Company in each case is one of numerous defendants and none of the claims seeks damages from the Company alone. The Company believes that the claims against it are without merit and is vigorously defending against them. It is not currently possible to reasonably estimate a probable loss, if any, associated with the cases and, accordingly, no accrual or reserves have been recorded in the consolidated financial statements. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material adverse effect on the Company’s financial condition, results of operations and cash flows.
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
10. ACQUISITIONS
The Company continues to view strategic acquisitions as a means to enhance the core businesses. During fiscal 2006, the Company made the following acquisitions:
June 2006 — Certain brands and assets of Landmark Seed Company (professional seed and turfgrasses)
May 2006 — Certain brands and assets of Turf-Seed, Inc. (commercial turfgrasses)
November 2005 — All the outstanding shares of Gutwein & Co., Inc. (bird food)
October 2005 — All the outstanding shares of Rod McLellan Company (soil and landscape products).
These acquisitions required cash outlays of $115.0 million, the assumption of $17.0 million in liabilities and deferred payments, and a commitment to pay in 2012 consideration based on future performance that may approximate $15.0 million
The Company also continues to invest in the growth of the Scotts LawnService® business. In the first quarter of fiscal 2007, two businesses were acquired for a total cost of $3.4 million. A total of five acquisitions were made during fiscal 2006 for a total cost of $4.4 million.
11. SEGMENT INFORMATION
The Company is divided into the following segments — North America, Scotts LawnService®, International, and Corporate & Other. This division of reportable segments is consistent with how the segments report to and are managed by senior management of the Company. The following table presents segment financial information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Pursuant to SFAS No. 131, the presentation of the segment financial information is consistent with the basis used by management (i.e., certain costs not allocated to business segments for internal management reporting purposes are not allocated for purposes of this presentation). Certain reclassifications were made to prior period amounts to reflect the inclusion of biotech costs and certain other items in the Corporate and Other segment instead of the North America segment to be consistent with fiscal 2007 reporting.

	THREE MONTHS ENDED
	DECEMBER 30,	DECEMBER 31,
	2006	2005
	(IN MILLIONS)
Net sales:
North America	$137.6	$125.6
Scotts LawnService®	25.8	23.6
International	63.4	58.3
Corporate & Other	44.6	42.2

Segment total	271.4	249.7
Roundup® amortization	(0.2)	(0.2)

	$271.2	$249.5

Operating loss:
North America	$(29.8)	$(27.3)
Scotts LawnService®	(16.4)	(11.3)
International	(7.9)	(5.1)
Corporate & Other	(26.8)	(23.7)

Segment total	(80.9)	(67.4)
Roundup® amortization	(0.2)	(0.2)
Other amortization	(3.5)	(3.3)
Impairment of intangibles	—	(1.0)
Restructuring	—	(4.7)

	$(84.6)	$(76.6)

	DECEMBER 30,	DECEMBER 31,	SEPTEMBER 30,
	2006	2005	2006
	(IN MILLIONS)
Total assets:
North America	$1,410.0	$1,368.0	$1,339.2
Scotts LawnService®	142.0	132.5	161.6
International	515.3	505.7	450.9
Corporate & Other	260.7	209.7	265.9

	$2,328.0	$2,215.9	$2,217.6

Segment operating loss represents loss before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. The Corporate & Other operating loss for the three months ended December 30, 2006 and December 31, 2005 includes unallocated corporate general and administrative expenses, and certain other income/expense items not allocated to the business segments.
Total assets reported for the Company’s operating segments include the intangible assets for the acquired businesses within those segments. Corporate & Other assets primarily include deferred financing and debt issuance costs, corporate intangible assets, deferred tax assets and Smith & Hawken® assets.
12. SUBSEQUENT EVENT — RECAPITALIZATION
On December 12, 2006, the Company announced a recapitalization plan to return $750 million to the Company’s shareholders. This plan replaces the previously announced $500 million share repurchase program (which has been canceled). Pursuant to this plan, the Company launched a modified “Dutch auction” tender offer on January 10, 2007, to repurchase up to 4.5 million of the Company’s common shares for an aggregate purchase price of $250 million (assuming the common shares are purchased at $55.50 per share, the maximum price in the Dutch auction range). Unless extended by the Company, the tender offer is scheduled to expire on February 14, 2007. Following the consummation of the tender offer and subject to final Board approval, the Company intends to declare a special one-time cash dividend, currently anticipated to be $500 million in the aggregate but subject to revision based on the success of the Dutch auction tender offer and other factors to be considered by the Board. The dividend payment date is expected to be no later than March 31, 2007.

In connection with this recapitalization plan, Scotts Miracle-Gro and certain of its subsidiaries have entered into the following loan facilities totaling in the aggregate up to $2.15 billion: (a) a senior secured five-year term loan in the principal amount of $560 million and (b) a senior secured five-year revolving loan facility in the aggregate principal amount of up to $1.59 billion. The new $2.15 billion senior secured credit facilities replaces the Company’s $1.05 billion senior credit facility. The representations and warranties, affirmative covenants, negative covenants and events of default under the new credit facilities are similar to prior facility, except that the new facility provides for the collateralization of domestic accounts receivable, inventory, and equipment.
On January 10, 2007, the Company also launched a cash tender offer for any and all of its outstanding 6 5/8% senior subordinated notes due 2013 in an aggregate principal amount of $200 million. The tender offer is scheduled to expire on February 8, 2007, with the payment date expected to be on or about February 14, 2007. Proceeds from the new credit facilities will be used to fund the repurchase of the 6 5/8% senior subordinated notes. Substantially all of the 6 5/8% senior subordinated notes have been tendered as of February 8, 2007.
The Company expects to record charges of approximately $18 million (to include approximately $8.1 million of noncash charges associated with the write-off of deferred financing costs) during the second quarter of fiscal 2007 on the refinancing of the $1.05 billion senior credit facility and the repurchase of the 6 5/8% senior subordinated notes.
13. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS
The 6 5/8% senior subordinated notes are general obligations of Scotts Miracle-Gro and are guaranteed by all of the existing wholly-owned, domestic subsidiaries and all future wholly-owned, significant (as defined in Regulation S-X of the Securities and Exchange Commission) domestic subsidiaries of Scotts Miracle-Gro. These subsidiary guarantors jointly and severally guarantee the obligations of Scotts Miracle-Gro under the Notes. The guarantees represent full and unconditional general obligations of each subsidiary that are subordinated in right of payment to all existing and future senior debt of that subsidiary but are senior in right of payment to any future junior subordinated debt of that subsidiary.
The following unaudited information presents condensed, consolidating Statements of Operations and Statements of Cash Flows for the three-month periods ended December 30, 2006 and December 31, 2005 and condensed, consolidating balance sheets as of December 30, 2006, December 31, 2005, and September 30, 2006.

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 30, 2006
(IN MILLIONS)
(UNAUDITED)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$194.0	$77.2	$—	$271.2
Cost of sales	—	162.6	53.3	—	215.9

Gross profit	—	31.4	23.9	—	55.3
Operating expenses:
Selling, general and administrative	—	109.6	32.6	—	142.2
Equity loss in subsidiaries	55.2	—	—	(55.2)	—
Intracompany allocations	—	(1.8)	1.8	—	—
Other income, net	—	(2.0)	(0.3)	—	(2.3)

Loss from operations	(55.2)	(74.4)	(10.2)	55.2	(84.6)
Interest expense	4.2	0.2	3.8	—	8.2

Loss before income taxes	(59.4)	(74.6)	(14.0)	55.2	(92.8)
Income tax benefit	—	(33.0)	(0.4)	—	(33.4)

Net loss	$(59.4)	$(41.6)	$(13.6)	$55.2	$(59.4)

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 30, 2006
(IN MILLIONS)
(UNAUDITED)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net loss	$(59.4)	$(41.6)	$(13.6)	$55.2	$(59.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	—	4.2	—	—	4.2
Depreciation	—	10.6	2.1	—	12.7
Amortization	—	2.5	1.2	—	3.7
Gain on sale of property, plant and equipment	—	(0.3)	—	—	(0.3)
Equity loss in subsidiaries	55.2	—	—	(55.2)	—
Net change in certain components of working capital	0.1	(126.3)	(42.5)	—	(168.7)
Net changes in other assets and liabilities and other adjustments	—	2.5	1.2	—	3.7

Net cash used in operating activities	(4.1)	(148.4)	(51.6)	—	(204.1)

INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	—	0.3	—	—	0.3
Investment in property, plant and equipment	—	(7.8)	(8.4)	—	(16.2)
Investment in acquired businesses, net of cash acquired	—	(2.7)	—	—	(2.7)

Net cash used in investing activities	—	(10.2)	(8.4)	—	(18.6)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	—	94.2	103.7	—	197.9
Repayments under revolving and bank lines of credit	—	(0.4)	(0.5)	—	(0.9)
Dividends paid	(8.5)	—	—	—	(8.5)
Excess tax benefits from share-based payment arrangements	—	8.1	—	—	8.1
Cash received from the exercise of stock options	15.5	—	—	—	15.5
Intracompany financing	(2.9)	51.6	(48.7)	—	—

Net cash provided by financing activities	4.1	153.5	54.5	—	212.1
Effect of exchange rate changes on cash	—	(0.1)	(1.3)	—	(1.4)

Net decrease in cash	—	(5.2)	(6.8)	—	(12.0)
Cash and cash equivalents, beginning of period	—	10.2	37.9	—	48.1

Cash and cash equivalents, end of period	$—	$5.0	$31.1	$—	$36.1

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 30, 2006
(IN MILLIONS)
(UNAUDITED)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$5.0	$31.1	$—	$36.1
Accounts receivable, net	—	150.9	113.6	—	264.5
Inventories, net	—	497.4	131.7	—	629.1
Prepaid and other assets	—	82.4	24.4	—	106.8

Total current assets	—	735.7	300.8	—	1,036.5
Property, plant and equipment, net	—	311.0	58.3	—	369.3
Goodwill	—	340.5	130.5	—	471.0
Intangible assets, net	—	342.2	83.2	—	425.4
Other assets	8.3	15.6	1.9	—	25.8
Investment in affiliates	927.2	—	—	(927.2)	—
Intracompany assets	306.3	—	—	(306.3)	—

Total assets	$1,241.8	$1,745.0	$574.7	$(1,233.5)	$2,328.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$3.6	$11.6	$—	$15.2
Accounts payable	—	161.9	59.0	—	220.9
Accrued liabilities	0.2	103.6	101.2	—	205.0

Total current liabilities	0.2	269.1	171.8	—	441.1
Long-term debt	200.0	114.7	364.6	—	679.3
Other liabilities	—	135.6	30.4	—	166.0
Intracompany liabilities	—	116.6	189.7	(306.3)	—

Total liabilities	200.2	636.0	756.5	(306.3)	1,286.4
Shareholders’ equity	1,041.6	1,109.0	(181.8)	(927.2)	1,041.6

Total liabilities and shareholders’ equity	$1,241.8	$1,745.0	$574.7	$(1,233.5)	$2,328.0

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

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005
(IN MILLIONS)
(UNAUDITED)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net loss	$(52.7)	$(38.9)	$(10.5)	$49.4	$(52.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible assets	—	—	1.0	—	1.0
Stock-based compensation expense	—	4.3	—	—	4.3
Depreciation	—	10.6	1.6	—	12.2
Amortization	—	1.9	1.6	—	3.5
Equity loss in subsidiaries	49.4	—	—	(49.4)	—
Net change in certain components of working capital	—	(160.5)	(44.9)	—	(205.4)
Net changes in other assets and liabilities and other adjustments	—	4.8	(1.7)	—	3.1

Net cash used in operating activities	(3.3)	(177.8)	(52.9)	—	(234.0)

INVESTING ACTIVITIES
Investment in property, plant and equipment	—	(9.2)	(5.1)	—	(14.3)
Investment in acquired businesses, net of cash acquired	(97.1)	(0.6)	—	—	(97.7)

Net cash provided by (used in) investing activities	(97.1)	(9.8)	(5.1)	—	(112.0)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	—	106.8	230.4	—	337.2
Repayments under revolving and bank lines of credit	—	(8.0)	(25.9)	—	(33.9)
Dividends paid	(8.5)	—	—	—	(8.5)
Purchase of common stock	(1.2)	—	—	—	(1.2)
Payments on seller notes	—	(0.5)	—	—	(0.5)
Cash received from the exercise of stock options	7.5	—	—	—	7.5
Intracompany financing	102.6	52.0	(154.6)	—	—

Net cash provided by (used in) financing activities	100.4	150.3	49.9	—	300.6
Effect of exchange rate changes on cash	—	—	3.0	—	3.0

Net decrease in cash	—	(37.3)	(5.1)	—	(42.4)
Cash and cash equivalents, beginning of period	—	42.5	37.7	—	80.2

Cash and cash equivalents, end of period	$—	$5.2	$32.6	$—	$37.8

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2005
(IN MILLIONS)
(UNAUDITED)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$5.2	$32.6	$—	$37.8
Accounts receivable, net	—	148.8	102.0	—	250.8
Inventories, net	—	440.6	118.2	—	558.8
Prepaid and other assets	—	40.1	23.4	—	63.5

Total current assets	—	634.7	276.2	—	910.9
Property, plant and equipment, net	—	315.2	45.8	—	361.0
Goodwill	—	334.7	115.8	—	450.5
Intangible assets, net	—	351.8	120.5	—	472.3
Other assets	10.7	10.2	0.3	—	21.2
Investment in affiliates	875.4	—	—	(875.4)	—
Intracompany assets	290.2	—	—	(290.2)	—

Total assets	$1,176.3	$1,646.6	$558.6	$(1,165.6)	$2,215.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$—	$3.8	$10.1	$—	$13.9
Accounts payable	—	166.2	49.5	—	215.7
Accrued liabilities	—	111.0	93.4	—	204.4

Total current liabilities	—	281.0	153.0	—	434.0
Long-term debt	200.0	115.4	363.7	—	679.1
Other liabilities	—	104.2	22.3	—	126.5
Intracompany liabilities	—	149.6	140.6	(290.2)	—

Total liabilities	200.0	650.2	679.6	(290.2)	1,239.6
Shareholders’ equity	976.3	996.4	(121.0)	(875.4)	976.3

Total liabilities and shareholders’ equity	$1,176.3	$1,646.6	$558.6	$(1,165.6)	$2,215.9

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2006
(IN MILLIONS)

		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$10.2	$37.9	$—	$48.1
Accounts receivable, net	—	292.9	87.5	—	380.4
Inventories, net	—	310.1	99.1	—	409.2
Prepaid and other assets	—	84.1	20.2	—	104.3

Total current assets	—	697.3	244.7	—	942.0
Property, plant and equipment, net	—	317.8	49.8	—	367.6
Goodwill	—	333.4	124.7	—	458.1
Intangible assets, net	—	343.6	81.1	—	424.7
Other assets	8.8	14.8	1.6	—	25.2
Investment in affiliates	973.8	—	—	(973.8)	—
Intracompany assets	299.2	—	—	(299.2)	—

Total assets	$1,281.8	$1,706.9	$501.9	$(1,273.0)	$2,217.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$—	$3.1	$2.9	$—	$6.0
Accounts payable	—	155.2	45.2	—	200.4
Accrued liabilities	0.1	191.3	98.4	—	289.8

Total current liabilities	0.1	349.6	146.5	—	496.2
Long-term debt	200.0	20.9	254.3	—	475.2
Other liabilities	—	133.7	30.8	—	164.5
Intracompany liabilities	—	59.4	239.8	(299.2)	—

Total liabilities	200.1	563.6	671.4	(299.2)	1,135.9
Shareholders’ equity	1,081.7	1,143.3	(169.5)	(973.8)	1,081.7

Total liabilities and shareholders’ equity	$1,281.8	$1,706.9	$501.9	$(1,273.0)	$2,217.6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Management’s Discussion and Analysis (“MD&A”) is organized in the following sections:
•	Executive summary
•	Results of operations
•	Segment discussion
•	Liquidity and capital resources
Executive Summary
We are dedicated to delivering strong, consistent financial results and outstanding shareholder returns by providing consumers with products of superior quality and value to enhance their outdoor living environments. We are a leading manufacturer and marketer of consumer branded products for lawn and garden care and professional horticulture in North America and Europe. We are Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We entered the North America wild bird food category with the acquisition of Gutwein & Co., Inc. (“Gutwein”) in November 2005, and the outdoor living category with the acquisition of Smith & Hawken® in October 2004. We have a presence in similar consumer branded and professional horticulture products in Australia, the Far East, Latin America and South America. In the United States, we operate the second largest residential lawn service business, Scotts LawnService® . In fiscal 2007, our operations are divided into the following reportable segments: North America, Scotts LawnService®, International, and Corporate & Other. The Corporate & Other segment consists of the Smith & Hawken® business and corporate general and administrative expenses.
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

	Percent Net Sales by Quarter
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
Given the Company’s strong performance and consistent cash flows, our Board of Directors has undertaken several actions over the past eighteen months to return cash to our shareholders. We began paying a quarterly cash dividend of 12.5 cents per share in the fourth quarter of fiscal 2005. In fiscal 2006, our Board launched a five-year $500 million share repurchase program pursuant to which we repurchased 2.0 million common shares for $87.9 million during fiscal 2006.

Most recently, on December 12, 2006, the Company announced a recapitalization plan to return $750 million to the Company’s shareholders. This plan replaces the previously announced $500 million share repurchase program (which has been canceled). Pursuant to this plan, the Company launched a modified “Dutch auction” tender offer on January 10, 2007, to repurchase up to 4.5 million of the Company’s common shares for an aggregate purchase price of $250 million (assuming the common shares are purchased at $55.50 per share, the maximum price in the Dutch auction range). Unless extended by the Company, the tender offer is scheduled to expire on February 14, 2007. Following the consummation of the tender offer and subject to final Board approval, the Company intends to declare a special one-time cash dividend, currently anticipated to be $500 million in the aggregate but subject to revision based on the success of the Dutch auction tender offer and other factors to be considered by the Board. The dividend payment date is expected to be no later than March 31, 2007.
In connection with this recapitalization plan, Scotts Miracle-Gro and certain of its subsidiaries have entered into the following loan facilities totaling in the aggregate up to $2.15 billion: (a) a senior secured five-year term loan in the principal amount of $560 million and (b) a senior secured five-year revolving loan facility in the aggregate principal amount of up to $1.59 billion. The new $2.15 billion senior secured credit facilities replaces the Company’s $1.05 billion senior credit facility. The representations and warranties, affirmative covenants, negative covenants and events of default under the new credit facilities are similar to prior facility, except that the new facility provides for the collateralization of domestic accounts receivable, inventory, and equipment.
On January 10, 2007, we also launched a cash tender offer for any and all of our outstanding 6 5/8% senior subordinated notes due 2013 in an aggregate principal amount of $200 million. The tender offer is scheduled to expire on February 8, 2007, with the payment date expected to be on or about February 14, 2007. Proceeds from the new credit facilities will be used to fund the repurchase of the 6 5/8% senior subordinated notes. Substantially all of the 6 5/8% senior subordinated notes have been tendered as of February 8, 2007.
The Company expects to record charges of approximately $18 million (to include approximately $8.1 million of noncash charges associated with the write-off of deferred financing costs) during the second quarter of fiscal 2007 on the refinancing of its existing $1.05 billion senior credit facility and the repurchase of the 6 5/8% senior subordinated notes.
These actions reflect management’s confidence in the continued growth of the Company coupled with strong and consistent cash flows that can support the higher levels of debt necessary to finance this plan. Even with an increase in borrowings under the new credit facilities, we believe we will maintain the capacity to pursue targeted, strategic acquisitions that leverage our core competencies.
RESULTS OF OPERATIONS
The following table sets forth the components of income and expense as a percentage of net sales for the three months ended December 30, 2006 and December 31, 2005:

	THREE MONTHS ENDED
	DECEMBER 30,	DECEMBER 31,
	2006	2005
	(UNAUDITED)
Net sales	100.0%	100.0%
Cost of sales	79.6	78.6

Gross profit	20.4	21.4
Operating expenses:
Selling, general and administrative	52.4	50.4
Impairment, restructuring and other charges	—	2.3
Other income, net	(0.8)	(0.6)

Loss from operations	(31.2)	(30.7)
Interest expense	3.0	2.8

Loss before income taxes	(34.2)	(33.5)
Income tax benefit	(12.3)	(12.4)

Net loss	(21.9)%	(21.1)%

Net sales for the three months ended December 30, 2006 were $271.2 million, an increase of 8.7% from net sales of $249.5 million for the three months ended December 31, 2005. Recent acquisitions favorably impacted sales growth for the quarter by 6%, while the impact of foreign exchange rates increased sales growth by 2.7%. Excluding these factors, sales for the quarter were essentially flat as compared to the first quarter of fiscal 2006. Net sales for our first quarter typically comprise between 9% to 11% of our total fiscal year net sales. Therefore, first quarter net sales trends are generally not indicative of the full fiscal year. The impact of price increases in the first quarter was not material to the discussion of net sales.
As a percentage of net sales, gross profit was 20.4% of sales in the first quarter of fiscal 2007 compared to 21.4% in the first quarter of fiscal 2006. Most of the first quarter fiscal 2007 margin pressure was anticipated and is primarily the result of strategic acquisitions of margin rate dilutive businesses and commodity cost increases that will not be offset until 2007 pricing to our retailers takes effect in our second fiscal quarter.
Selling, General and Administrative Expense:

	THREE MONTHS ENDED
	DECEMBER 30,	DECEMBER 31,
	2006	2005
	(IN MILLIONS)
	(UNAUDITED)
Advertising	$13.4	$14.9
Selling, general and administrative	125.3	107.8
Amortization of intangibles	3.5	3.3

	$142.2	$126.0

Spending on selling, general and administrative expenses was $142.2 million in the first quarter of fiscal 2007, compared to $126.0 million for the first quarter of fiscal 2006, an increase of 12.9% or 10.7% excluding the effect of foreign exchange rates. We are expecting full year growth of SG&A of 10 to 12 percent. First quarter growth was driven by full year planned increases in technology and innovation, Scotts LawnService® spending in advance of growth, and overhead additions from acquisitions. In addition, approximately $2.0 million of expense was incurred in our International segment primarily comprised of severance costs incurred to streamline management.
Impairment, Restructuring and Other Charges, net:

	THREE MONTHS ENDED
	DECEMBER 30,	DECEMBER 31,
	2006	2005
	(IN MILLIONS)
	(UNAUDITED)
Impairment charges	$—	$1.0
Restructuring — severance and related	—	4.7

	$—	$5.7

The Company performs its annual impairment analysis of indefinite-lived intangibles and goodwill during the first quarter of the fiscal year. The impairment analysis for the first quarter of fiscal 2007 indicated that no impairment charges were required. The $1.0 million charge recorded in the first quarter of fiscal 2006 related to a trademark written off in the United Kingdom. Restructuring activities in the first quarter of fiscal 2006 related to further organizational adjustments associated with Project Excellence initiated in the third quarter of fiscal 2005.
Interest expense for the first quarter of fiscal 2007 was $8.2 million, compared to $7.1 million for the first quarter of fiscal 2006. The increase in interest expense was due primarily to higher average borrowings and an increase in rates as compared to the prior year.
The income tax benefit was calculated assuming an effective tax rate of 36.0% for the first quarter of fiscal 2007, versus 37.0% for the comparable quarter in fiscal 2006. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the fiscal year. Factors affecting the estimated rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits, the existence of elements of income and expense that may not be taxable or deductible, as well as other items. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year.
The Company reported a net loss of $59.4 million for the first quarter of fiscal 2007, compared to a net loss of $52.7 million for the first quarter of fiscal 2006. This increased seasonal loss was anticipated due to higher levels of spending in advance of the spring and summer selling season and, to a lesser extent, recent acquisitions. Average common shares outstanding decreased to 67.2 million for the quarter ended December 30, 2006 from 68.0 million for the quarter ended December 31, 2005. The decrease results from the repurchase of common shares during fiscal 2006 offset by common shares issued for option exercises. Common stock equivalents are not included in the shares used for the first quarter diluted earnings per share calculations due to their anti-dilutive effect.

SEGMENT RESULTS
Consistent with fiscal 2006, our fiscal 2007 operations are divided into the following reportable segments: North America, Scotts LawnService®, International, and Corporate & Other. The Corporate & Other segment consists of Smith & Hawken® and corporate general and administrative expenses. Certain reclassifications were made to prior period amounts to reflect the inclusion of biotech costs and certain other items in the Corporate & Other segment instead of the North America segment to be consistent with fiscal 2007 reporting. Segment performance is evaluated based on several factors, including income from operations before amortization, and impairment, restructuring and other charges, which is a non-GAAP measure. Management uses this measure of operating profit to gauge segment performance because we believe this measure is the most indicative of performance trends and the overall earnings potential of each segment.
The following table sets forth net sales by segment:

	THREE MONTHS ENDED
	DECEMBER 30,	DECEMBER 31,
	2006	2005
	(IN MILLIONS)
	(UNAUDITED)
North America	$137.6	$125.6
Scotts LawnService®	25.8	23.6
International	63.4	58.3
Corporate & other	44.6	42.2

Consolidated	271.4	249.7
Roundup® amortization	(0.2)	(0.2)

	$271.2	$249.5

The following table sets forth operating loss by segment:

	THREE MONTHS ENDED
	DECEMBER 30,	DECEMBER 31,
	2006	2005
	(IN MILLIONS)
	(UNAUDITED)
North America	$(29.8)	$(27.3)
Scotts LawnService®	(16.4)	(11.3)
International	(7.9)	(5.1)
Corporate & other	(26.8)	(23.7)

Consolidated	(80.9)	(67.4)
Roundup® amortization	(0.2)	(0.2)
Other amortization	(3.5)	(3.3)
Impairment of intangibles	—	(1.0)
Restructuring and other charges	—	(4.7)

	$(84.6)	$(76.6)

North America
North America segment net sales were $137.6 million in the first quarter of fiscal 2007, an increase of 9.6% from net sales of $125.6 million for the first quarter of fiscal 2006. Excluding the impact of acquisitions that occurred during fiscal 2006, net sales were down about 2%. This slight decline is a function of timing of shipments to retailers on the traditionally low first quarter sales base. Point-of-sales in the North America segment increased 2% for the quarter, showing particularly strong consumer demand for our Ortho®, plant foods, and growing media products. It is important to note that our first quarter typically represents less than 7% of annual sales for this segment and falls at the end of the growing season for North America, contributing to the short-term discrepancy between retailer purchases and consumer take away of our products. Over the course of a complete season, retailer purchases and consumer take away of our products generally should align.
The first quarter fiscal 2007 operating loss generated by the North America segment increased by $2.5 million as compared to the first quarter of fiscal 2006. First quarter fiscal 2007 gross margin pressures were the primarily cause for this decline and were anticipated. Strategic acquisitions of margin rate dilutive businesses and commodity cost increases that will not be offset until 2007 pricing to our retailers takes effect in our second fiscal quarter were the primary causes.

Scotts LawnService®
Scotts LawnService® revenues increased 9.3% from $23.6 million in the first quarter of fiscal 2006 to $25.8 million in the first quarter of fiscal 2007. Continued strong organic growth and improved customer retention are the primary drivers behind this increase. Fiscal 2006 ended with our customer count up 12%, which increased to 15% year-over-year as of December 30, 2006. This increase in customer count was partially offset as first quarter fiscal 2006 sales were favorably impacted due to late season hurricanes in fiscal 2005 which delayed treatments in some southern markets until the first quarter of fiscal 2006. While not material to annual revenues, this revenue shift is significant in this seasonally low revenue quarter.
The higher operating loss for Scotts LawnService® in the first quarter of fiscal 2007 was primarily attributable to higher SG&A spending as the business continues its rapid growth track.
International
Net sales for the International segment in the first quarter of fiscal 2007 were $63.4 million, an increase of $5.1 million, or 8.7%, versus the first quarter of fiscal 2006. Excluding the effect of exchange rates, net sales decreased by $1.2 million or 2.0%. This was slightly behind our expectations for the quarter. We were anticipating some delay of shipments relative to last fiscal year as European retailers push inventory closer to consumer demand.
The International operating loss for the first quarter of fiscal 2007 increased by $2.8 million from the first quarter of fiscal 2006 to $7.9 million. This increase was attributed primarily to approximately $2.0 million of costs incurred during the first quarter of fiscal 2007 in the ongoing streamlining of the management structure in Europe, coupled with the impact of higher foreign exchange rates.
Corporate & other
Net sales for the Corporate & Other segment, which pertain primarily to Smith & Hawken®, increased $2.4 million or 5.7%, from the first quarter of fiscal 2006. This increase was attributable to 4.0% growth in retail store sales coupled with stronger business-to-business sales.
The net operating loss for Corporate & Other increased by $3.1 million in the first quarter of 2007 as compared to the first quarter of fiscal 2006. A higher Smith & Hawken® operating loss coupled with the effect of cost offsets from legal recoveries in the first quarter of fiscal 2006 that were not repeated in the first quarter of fiscal 2007 were the primary drivers behind the increase.
LIQUIDITY AND CAPITAL RESOURCES
Cash used in operating activities amounted to $204.1 million and $234.0 million for the three months ended December 30, 2006 and December 31, 2005, respectively. The use of cash in the first fiscal quarter is due to the seasonal nature of our operations. The first quarter is the low point for net sales while at the same time we are building inventories in preparation for the spring selling season that begins in our second fiscal quarter. The decrease in cash used in operating activities in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 relates primarily to the $43.0 million Roundup® deferred contribution amount paid in October 2005.
Cash used in investing activities was $18.6 million and $112.0 million for the three months ended December 30, 2006 and December 31, 2005, respectively. Our acquisitions of Gutwein and RMC required a net cash outlay of approximately $97.7 million in the first quarter of 2006, which were financed with borrowings under our existing lines of credit. Acquisition activity in the first quarter of fiscal 2007 was insignificant, with $2.7 million spent on acquisitions relating to our Scotts LawnService® business. Other capital spending on property, plant and equipment done in the normal course of business was fairly consistent, with $16.2 million spent during the first quarter of fiscal 2007 as compared to the $14.3 million spent in the first quarter of fiscal 2006.
Financing activities provided cash of $212.1 million and $300.6 million for the three months ended December 30, 2006 and December 31, 2005, respectively. The higher financing needs in the first quarter of fiscal 2006 were primarily due to acquisitions.
Our primary sources of liquidity are cash generated by operations and borrowings under our credit agreements. Our Revolving Credit Agreement consists of an aggregate $1.05 billion multi-currency commitment that extends through July 21, 2010. Under our current structure, we may request an additional $100 million in revolving credit commitments, subject to approval from our lenders. As of December 30, 2006, there was $570.9 million of availability under the Revolving Credit Agreement. As of December 30, 2006, we

also had $200.0 million of 6 5/8% senior subordinated notes outstanding. We were in compliance with all of our debt covenants throughout the first quarter of fiscal 2007.
The recapitalization plan announced on December 12, 2006, to return $750 million to shareholders during the second quarter of fiscal 2007, will be financed by replacing the Company’s principal borrowing arrangements. Effective February 7, 2007, our prior Revolving Credit Agreement was replaced with new senior secured $2.15 billion multicurrency credit facilities that provide for revolving credit and term loans. The representations and warranties, affirmative covenants, negative covenants and events of default under the new credit facilities are similar to the prior facility, except that the new facility provides for the collateralization of domestic accounts receivable, inventory, and equipment. As part of the refinancing, our $200 million of 6 5/8% senior subordinated notes outstanding will be repurchased. We believe our new facilities will continue to provide the Company with the capacity to pursue targeted, strategic acquisitions that leverage our core competencies.
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
In our opinion, cash flows from operations and capital resources will be sufficient to meet debt service and working capital needs during fiscal 2007 and thereafter for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control.
ENVIRONMENTAL MATTERS
We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial position. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in the fiscal 2006 Annual Report on Form 10-K under “ITEM 1. BUSINESS — Environmental and Regulatory Considerations,” “ITEM 1. BUSINESS — Regulatory Actions” and “ITEM 3. LEGAL PROCEEDINGS.”
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preceding discussion and analysis of the consolidated results of operations and financial position should be read in conjunction with our Condensed, Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. Our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 includes additional information about the Company, our operations, our financial position, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks have not changed significantly from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
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
In addition, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Pending material legal proceedings have not changed significantly from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
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
Some forward-looking statements that we make in this Quarterly Report on Form 10-Q and in other contexts represent challenging goals for the Company, and the achievement of these goals is subject to a variety of risks and assumptions and numerous factors beyond our control. Important factors that could cause actual results to differ materially from the forward-looking statements we make are included in Part I, “Item IA. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by those cautionary statements.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
On December 12, 2006, Scotts Miracle-Gro announced its intent to implement a recapitalization plan which included the termination of the Scotts Miracle-Gro share repurchase program that was approved by the Board of Directors and publicly announced on October 27, 2005 (the “Share Repurchase Program”). There were no repurchases of Scotts Miracle-Gro’s common shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” of Scotts Miracle-Gro as defined in

Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the first quarter of fiscal 2007. Scotts Miracle-Gro had been authorized to purchase up to $100 million of its common shares each fiscal year through 2010.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders of Scotts Miracle-Gro (the “Annual Meeting”) was held in Marysville, Ohio on January 25, 2007.
The result of the vote of the shareholders in the election of four directors, for terms of three years each to expire at the 2010 Annual Meeting of Shareholders, was as follows:

		VOTES
NOMINEE	VOTES FOR	WITHHELD
Mark R. Baker	62,952,856	322,431
Joseph P. Flannery	59,992,604	3,282,682
Katherine Hagedorn Littlefield	59,964,336	3,310,951
Patrick J. Norton	59,968,881	3,306,406
Each of the nominees designated by the Scotts Miracle-Gro Board of Directors was elected. The other directors whose terms of office continue after the Annual Meeting are James Hagedorn, Karen G. Mills, Stephanie M. Shern, Arnold W. Donald, Gordon F. Brunner and Thomas N. Kelly. Also on January 25, 2007, John Walker Ph.D. and John M. Sullivan retired from the Board of Directors. John S. Shiely was appointed to the Scotts Miracle-Gro Board of Directors on January 25, 2007 to fill the vacancy created by Mr. Sullivan’s retirement.
The Proposal submitted by Boston Common Asset Management, LLC and John C. Harrington requesting reports on efforts to oppose local environmental health policies was rejected by shareholders. The result of the vote was:

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
5,296,927	51,489,791	2,004,430	4,484,139
ITEM 5. OTHER INFORMATION
At Scotts Miracle-Gro’s 2006 Annual Meeting of Shareholders held on January 26, 2006, The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (the “2006 Plan”) was approved by shareholders. The 2006 Plan authorizes grants to individuals who perform services for and are designated as employees of Scotts Miracle-Gro, its affiliates, and/or its subsidiaries on the payroll records thereof outside of the United States of America (the “International Associates”) as well as within the United States of America. The Company currently has International Associates in Australia, Austria, Belgium, Canada, France, Germany, Netherlands, Poland and The United Kingdom. Under the 2006 Plan, International Associates may receive grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards, or other stock-based awards not described by one of the foregoing awards. A copy of the 2006 Plan was filed as Exhibit 10.2 to Scotts Miracle-Gro’s Current Report on Form 8-K on February 2, 2006. The respective specimen forms of award agreements to evidence awards to International Associates in Australia, Austria, Belgium, Canada, France, Germany, Netherlands, Poland and The United Kingdom under the 2006 Plan are filed with this Quarterly Report on Form 10-Q as Exhibits 10.1 through 10.7.
ITEM 6. EXHIBITS
See Index to Exhibits at page 33 for a list of the exhibits included herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY
Date: February 8, 2007	/s/ DAVID C. EVANS
David C. Evans
Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer) (Duly Authorized Officer)

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED DECEMBER 30, 2006
INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION
10.1	Specimen form of Award Agreement for Non-Qualified Stock Options, Restricted Stock and Restricted Stock Units granted and to be granted to employees under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (Standard International form covering Australian, Canadian and The Netherlands Specimens)	*

10.2	Specimen form of Award Agreement for Non-Qualified Stock Options, Restricted Stock and Restricted Stock Units granted and to be granted to employees under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (Austrian Specimen)	*

10.3	Specimen form of Award Agreement for Non-Qualified Stock Options granted and to be granted to employees under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (Belgian Specimen)	*

10.4	Specimen form of Award Agreement for Non-Qualified Stock Options, Restricted Stock, Restricted Stock Units and Performance Shares granted and to be granted to employees under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (French Specimen)	*

10.5	Specimen form of Award Agreement for Non-Qualified Stock Options granted and to be granted to employees under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (German Specimen)	*

10.6	Specimen form of Award Agreement for Non-Qualified Stock Options granted and to be granted to employees under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (Polish Specimen)	*

10.7	Specimen form of Award Agreement for Non-Qualified Stock Options, Restricted Stock and Restricted Stock Units granted and to be granted to employees under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (United Kingdom Specimen)	*

10.8	Summary of Compensation for Directors of The Scotts Miracle-Gro Company	*

10.9	Employment Agreement for Christopher Nagel, entered into effective as of October 1, 2006, by and between Christopher Nagel and The Scotts Miracle-Gro Company	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 7, 2006 (File No. 1-13292) [Exhibit 10.1]

10.10	The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan Award Agreement for Employees, evidencing Restricted Stock Award of 38,000 Restricted Common Shares Awarded to Christopher Nagel on October 1, 2006 by The Scotts Miracle-Gro Company	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 7, 2006 (File No. 1-13292) [Exhibit 10.2]

10.11	Separation Agreement and Release of All Claims, dated December 1, 2006, between The Scotts Company LLC and Robert F. Bernstock	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 7, 2006 (File No. 1-13292) [Exhibit 10.3]

EXHIBIT NO.	DESCRIPTION	LOCATION
31(a)	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	*

31(b)	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	*

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	*

*	Filed herewith