Form 10-Q
period 2007-03-31
SCOTTS MIRACLE-GRO CO
filed 2007-05-10
CIK 825542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of Common Shares, without par value, of the registrant outstanding as of May 4, 2007 was 63,568,843.

THE SCOTTS MIRACLE-GRO COMPANY
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,	APRIL 1,	MARCH 31,	APRIL 1,
	2007	2006	2007	2006
Net sales	$993.3	$907.5	$1,264.5	$1,157.0
Cost of sales	624.9	561.0	840.8	757.0
Cost of sales — restructuring and other	—	0.1	—	0.1

Gross profit	368.4	346.4	423.7	399.9
Operating expenses:
Selling, general and administrative	203.0	183.2	345.2	309.2
Impairment, restructuring and other charges	—	1.0	—	6.7
Other income, net	(1.1)	(0.8)	(3.4)	(2.4)

Income from operations	166.5	163.0	81.9	86.4
Costs related to refinancing	18.3	—	18.3	—
Interest expense	17.9	12.5	26.1	19.6

Income before income taxes	130.3	150.5	37.5	66.8
Income taxes	46.9	55.7	13.5	24.7

Net income	$83.4	$94.8	$24.0	$42.1

BASIC NET INCOME PER COMMON SHARE:
Weighted-average common shares outstanding during the period	66.1	67.5	66.6	67.9

Basic net income per common share	$1.26	$1.40	$0.36	$0.62

DILUTED NET INCOME PER COMMON SHARE:
Weighted-average common shares outstanding during the period plus dilutive potential common shares	67.8	69.6	68.4	70.0

Diluted net income per common share	$1.23	$1.36	$0.35	$0.60

Dividends declared per common share	$8.125	$0.125	$8.250	$0.250

See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	SIX MONTHS ENDED
	MARCH 31,	APRIL 1,
	2007	2006
OPERATING ACTIVITIES
Net income	$24.0	$42.1
Adjustments to reconcile net income to net cash used in operating activities:
Impairment of intangible assets	—	1.0
Costs related to refinancing	18.3	—
Stock-based compensation expense	10.0	8.7
Depreciation	26.4	25.1
Amortization	7.7	7.3
Gain on sale of property, plant and equipment	(0.4)	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(616.8)	(581.3)
Inventories	(158.0)	(200.1)
Prepaid and other current assets	(28.3)	(11.2)
Accounts payable	141.3	110.1
Accrued taxes and liabilities	64.2	18.7
Restructuring reserves	(4.2)	7.4
Other non-current items	(2.1)	10.9
Other, net	(1.8)	2.6

Net cash used in operating activities	(519.7)	(558.7)

INVESTING ACTIVITIES
Proceeds from the sale of property, plant and equipment	0.4	—
Investment in property, plant and equipment	(30.1)	(26.6)
Investment in acquired businesses, net of cash acquired	(6.3)	(102.0)

Net cash used in investing activities	(36.0)	(128.6)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	2,122.8	691.4
Repayments under revolving and bank lines of credit	(611.1)	(4.9)
Repayments of 6 5/8% senior subordinated notes	(209.6)	—
Dividends paid	(528.4)	(16.8)
Purchase of common shares and related costs	(246.7)	(45.9)
Financing fees	(12.7)	—
Payments on seller notes	(1.2)	(3.1)
Excess tax benefits from share-based payment arrangements	12.9	—
Cash received from the exercise of stock options	21.8	14.2

Net cash provided by financing activities	547.8	634.9
Effect of exchange rate changes on cash	3.3	(0.5)

Net decrease in cash	(4.6)	(52.9)
Cash and cash equivalents at beginning of period	48.1	80.2

Cash and cash equivalents at end of period	$43.5	$27.3

Supplemental cash flow information
Interest paid, net of interest capitalized	24.1	15.7
Income taxes paid (received)	6.3	(16.4)
See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	MARCH 31,	APRIL 1,	SEPTEMBER 30,
	2007	2006	2006
	UNAUDITED		(SEE NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$43.5	$27.3	$48.1
Accounts receivable, less allowances of $15.0, $13.5 and $11.3, respectively	1,001.0	915.8	380.4
Inventories, net	571.9	537.9	409.2
Prepaid and other assets	131.0	70.8	104.3

Total current assets	1,747.4	1,551.8	942.0

Property, plant and equipment, net of accumulated depreciation of $398.1, $349.8 and $370.0, respectively	369.2	359.8	367.6
Goodwill	475.0	457.3	458.1
Intangible assets, net	421.7	470.0	424.7
Other assets	29.5	20.5	25.2

Total assets	$3,042.8	$2,859.4	$2,217.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$23.7	$11.5	$6.0
Accounts payable	341.5	266.6	200.4
Accrued liabilities	355.8	354.3	289.8

Total current liabilities	721.0	632.4	496.2

Long-term debt	1,783.2	1,064.0	475.2
Other liabilities	163.8	133.5	164.5

Total liabilities	2,668.0	1,829.9	1,135.9

Commitments and contingencies (notes 4 and 10)

Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share, 68.2, 67.5 and 66.6 shares issued, respectively	492.2	501.4	509.1
Retained earnings	186.3	616.9	690.7
Treasury shares, at cost: 4.6, 0.7, and 1.5 shares, respectively	(252.9)	(33.0)	(66.5)
Accumulated other comprehensive loss	(50.8)	(55.8)	(51.6)

Total shareholders’ equity	374.8	1,029.5	1,081.7

Total liabilities and shareholders’ equity	$3,042.8	$2,859.4	$2,217.6

See notes to condensed, consolidated financial statements

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS
The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) and its subsidiaries (collectively, the “Company”) are engaged in the manufacture, marketing and sale of lawn and garden care products. The Company’s major customers include home improvement centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, commercial nurseries and greenhouses, and specialty crop growers. The Company’s products are sold primarily in North America and the European Union. The Company also operates the Scotts LawnService® business which provides lawn and tree and shrub fertilization, insect control and other related services in the United States and Smith & Hawken®, a leading brand in the outdoor living and gardening lifestyle category with sales in the retail, internet, and catalog channels. Effective November 18, 2005, the Company entered the North America wild bird food category with the acquisition of Gutwein & Co., Inc. (“Gutwein”).
Due to the nature of the lawn and garden business, the majority of shipments to retailers occur in the Company’s second and third fiscal quarters. On a combined basis, net sales for the second and third fiscal quarters generally represent 70% to 75% of annual net sales. As a result of the seasonal nature of our business, results for the first half of our fiscal year are not indicative of the full year.
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
The balance sheet at September 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
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
Scotts LawnService® promotes its service offerings primarily through direct mail campaigns. External costs associated with these campaigns that qualify as direct response advertising costs are deferred and recognized as advertising expense in proportion to revenues over a period not beyond the end of the subsequent calendar year. The costs deferred at March 31, 2007, April 1, 2006 and September 30, 2006 were $10.6 million, $5.6 million and $5.6 million, respectively.
STOCK-BASED COMPENSATION AWARDS
In fiscal 2003, the Company began expensing prospective grants of employee stock-based compensation awards in accordance with Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation.” The Company adopted SFAS 123(R), “Share-Based Payment” effective October 1, 2005, following the modified prospective application approach. The Company was already in substantial compliance with SFAS 123(R) at the adoption date as SFAS 123(R) closely parallels SFAS 123. The fair value of awards is expensed ratably over the vesting period, generally three years, except for grants to members of the Board of Directors that have a shorter vesting period. The adoption of SFAS 123(R) did not have a significant effect on the Company’s results of operations for the six-month period ended April 1, 2006.
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
NET INCOME PER COMMON SHARE
The following represents a reconciliation from basic net income per share to diluted net income per share. Options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted net income per share because the effect would be antidilutive. The number of options excluded at March 31, 2007 and April 1, 2006, were immaterial.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31, 2007	APRIL 1, 2006	MARCH 31, 2007	APRIL 1, 2006
	(IN MILLIONS, EXCEPT PER SHARE DATA)
Determination of common shares:
Average common shares outstanding	66.1	67.5	66.6	67.9
Assumed conversion of dilutive potential common shares	1.7	2.1	1.8	2.1

Diluted average common shares outstanding	67.8	69.6	68.4	70.0

Basic net income per common share	$1.26	$1.40	$0.36	$0.62

Diluted net income per common share	$1.23	$1.36	$0.35	$0.60

See Note 2 for a discussion of the Company’s recapitalization transactions that were consummated in the second quarter of fiscal 2007.

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
Statement of Financial Accounting Standards No. 158 — Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans
The Financial Accounting Standards Board has issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 will require the Company to recognize the underfunded status of its defined benefit postretirement plans as a liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 does not change the way the Company measures plan assets and benefit obligations as of the date of its balance sheet and in determining the amount of net periodic benefit cost.
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
Statement of Financial Accounting Standards No. 159 —The Fair Value Option for Financial Assets and Financial Liabilities
On February 15, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for the Company’s financial statements for the fiscal year beginning on October 1, 2008, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 159 on the Company’s consolidated financial statements.
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

2. RECAPITALIZATION
On December 12, 2006, the Company announced a recapitalization plan to return $750 million to the Company’s shareholders. This plan expanded and accelerated the previously announced five-year $500 million share repurchase program (which was canceled) under which the Company repurchased $87.9 million of its common shares during fiscal 2006. Pursuant to the recapitalization plan, on February 14, 2007, the Company completed a modified “Dutch auction” tender offer, resulting in the repurchase of 4.5 million of the Company’s common shares for an aggregate purchase price of $245.5 million ($54.50 per share). On February 16, 2007, the Company’s Board of Directors declared a special one-time cash dividend of $8.00 per share ($508 million in the aggregate), which was paid on March 5, 2007, to shareholders of record on February 26, 2007.
In order to fund these transactions, the Company entered into new credit facilities aggregating $2.15 billion and terminated its prior credit facility. As part of this debt restructuring, the Company also conducted a cash tender offer for any and all of its outstanding 6 5/8% senior subordinated notes in an aggregate principal amount of $200 million. Reference should be made to Note 6, “Debt” for further information as to the new credit facilities and the repayment and termination of the prior credit facility and the 6 5/8% senior subordinated notes.
The payment of the special one-time cash dividend required the Company to adjust the number of common shares subject to stock options and stock appreciation rights outstanding under the Company’s share-based awards programs, as well as the price at which the awards may be exercised. Reference should be made to Note 9, ‘Stock-Based Compensation Awards” for further information.
Subsequent to the completion of the recapitalization, the Company’s interest expense will be significantly higher as a result of the borrowings incurred to fund the cash returned to shareholders. The following pro forma financial information has been compiled as if the Company had completed the recapitalization transactions as of October 1, 2005 for fiscal 2006 and as of October 1, 2006 for fiscal 2007. Borrowing rates in effect as of March 30, 2007 were used to compute this pro forma interest expense. As the recapitalization involved a share repurchase, pro forma shares are also provided.

	PROFORMA FINANCIAL INFORMATION
	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,	APRIL 1,	MARCH 31,	APRIL 1,
	2007	2006	2007	2006
	(IN MILLIONS, EXCEPT PER SHARE DATA)
Income before income taxes, as reported	$130.3	$150.5	$37.5	$66.8
Add back reported interest expense	17.9	12.5	26.1	19.6
Add back costs related to refinancing	18.3	—	18.3	—
Deduct pro forma interest expense	(27.2)	(28.3)	(49.7)	(50.0)

Pro forma income before income taxes	139.3	134.7	32.2	36.4
Pro forma income taxes	50.1	50.8	11.6	13.7

Pro forma net income	$89.2	$83.9	$20.6	$22.7

Pro forma basic net income per common share	$1.41	$1.33	$0.33	$0.36

Pro forma diluted net income per common share	$1.37	$1.28	$0.32	$0.34

Reported interest expense	$17.9	$12.5	$26.1	$19.6
Increamental interest on recapitalization borrowings	8.7	13.1	21.8	26.2
New credit facility interest rate differential	0.5	2.5	1.5	3.8
Incremental amortization of new credit facility fees	0.1	0.2	0.3	0.4

Pro forma interest expense	$27.2	$28.3	$49.7	$50.0

Pro forma effective tax rates	36.0%	37.7%	36.0%	37.7%

	PROFORMA SHARES
	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,	APRIL 1,	MARCH 31,	APRIL 1,
	2007	2006	2007	2006
	(IN MILLIONS)
Weighted-average common shares outstanding during the period	66.1	67.5	66.6	67.9
Incremental full period impact of repurchased shares	(2.7)	(4.5)	(3.6)	(4.5)

Pro forma basic shares	63.4	63.0	63.0	63.4

Weighted-average common shares outstanding during the period plus dilutive potential common shares	67.8	69.6	68.4	70.0
Incremental full period impact of repurchased shares	(2.7)	(4.5)	(3.6)	(4.5)
Impact on dilutive potential common shares	0.1	0.3	0.2	0.3

Pro forma diluted shares	65.2	65.4	65.0	65.8

3. DETAIL OF INVENTORIES, NET
Inventories, net of provisions for slow moving and obsolete inventory of $15.8 million, $17.0 million, and $15.1 million, respectively, consisted of:

	MARCH 31,	APRIL 1,	SEPTEMBER 30,
	2007	2006	2006
	(IN MILLIONS)
Finished goods	$427.5	$404.5	$267.4
Work-in-process	31.7	32.4	36.0
Raw materials	112.7	101.0	105.8

	$571.9	$537.9	$409.2

4. MARKETING AGREEMENT
The Company is Monsanto’s exclusive agent for the domestic and international marketing and distribution of consumer Roundup® herbicide products. Under the terms of the Marketing Agreement with Monsanto, the Company is entitled to receive an annual commission from Monsanto in consideration for the performance of the Company’s duties as agent. The annual gross commission under the Marketing Agreement is calculated as a percentage of the actual earnings before interest and income taxes (EBIT) of the consumer Roundup® business, as defined in the Marketing Agreement. Each year’s percentage varies in accordance with the terms of the Marketing Agreement based on the achievement of two earnings thresholds and on commission rates that vary by threshold and program year. The Marketing Agreement also requires the Company to make annual payments to Monsanto as a contribution against the overall expenses of the consumer Roundup® business. The annual contribution payment is defined in the Marketing Agreement as $20 million.
Under the terms of the Marketing Agreement, the Company performs certain functions, primarily manufacturing conversion, selling and marketing support, on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred for these activities are charged to and reimbursed by Monsanto, for which the Company recognizes no gross profit or net income. The Company records costs incurred under the Marketing Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in “Cost of sales” and the reimbursement of these costs in “Net sales,” with no effect on gross profit or net income. The related net sales and cost of sales related to these reimbursed costs are $10.5 million and $10.0 million for the three-month periods and $20.0 million and $18.2 million for the six-month periods ended March 31, 2007 and April 1, 2006, respectively.

The elements of the net commission earned under the Marketing Agreement and included in “Net sales” are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31, 2007	APRIL 1, 2006	MARCH 31, 2007	APRIL 1, 2006
	(IN MILLIONS)		(IN MILLIONS)
Gross commission	$21.7	$18.1	$21.4	$18.2
Contribution expenses	(5.0)	(5.0)	(10.0)	(10.0)
Amortization of marketing fee	(0.2)	(0.2)	(0.4)	(0.4)

Net commission income	16.5	12.9	11.0	7.8
Reimbursements associated with Marketing Agreement	10.5	10.0	20.0	18.2

Total net sales associated with Marketing Agreement	$27.0	$22.9	$31.0	$26.0

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
5. IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES
FISCAL 2007 CHARGES
The Company has not recorded impairment, restructuring and other charges to date in fiscal 2007.
FISCAL 2006 CHARGES
During the three and six month periods ended April 1, 2006, the Company recorded $1.1 million and $5.8 million, respectively, of restructuring and other charges relating to our profit improvement plan, consisting primarily of severance and related costs. In addition an impairment charge of $1.0 million was recorded during the first quarter of fiscal 2006 for a tradename no longer in use in our United Kingdom business.

The following is the detail of impairment, restructuring and other charges reported in the Condensed, Consolidated Statements of Operations:

	SIX MONTHS ENDED
	MARCH 31, 2007	APRIL 1, 2006
	(IN MILLIONS)
Restructuring and other charges:
Severance	$—	$4.4
Other related costs	—	1.4

	—	5.8
Impairment of other intangibles	—	1.0

	$—	$6.8

The following is a roll-forward of the restructuring and other charges, which are included in “Accrued liabilities” in the Condensed, Consolidated Statements of Operations.

	SIX MONTHS ENDED
	MARCH 31, 2007	APRIL 1, 2006
	(IN MILLIONS)
Amounts reserved for restructuring and other charges at beginning of fiscal year	$6.4	$15.6
Restructuring charge	—	5.8
Payments and other	(4.2)	(13.2)

Amounts reserved for restructuring and other charges at end of period	$2.2	$8.2

6. DEBT
The components of long-term debt as of March 31, 2007, April 1, 2006 and September 30, 2006 are as follows:

	MARCH 31,	APRIL 1,	SEPTEMBER 30,
	2007	2006	2006
	(IN MILLIONS)
Credit Facilities:
Revolving loans	$1,208.8	$849.9	$253.8
Term loans	560.0	—	—
6 5/8% Senior Subordinated Notes	—	200.0	200.0
Notes due to sellers	14.9	5.6	15.4
Foreign bank borrowings and term loans	14.7	9.1	2.8
Other	8.5	10.9	9.2

	1,806.9	1,075.5	481.2
Less current portions	23.7	11.5	6.0

	$1,783.2	$1,064.0	$475.2

In connection with the recapitalization plan discussed in Note 2, Scotts Miracle-Gro and certain of its subsidiaries have entered into the following loan facilities totaling up to $2.15 billion in the aggregate: (a) a senior secured five-year term loan in the principal amount of $560 million and (b) a senior secured five-year revolving loan facility in the aggregate principal amount of up to $1.59 billion. Borrowings may be made in various currencies including United States dollars, Euro dollars, British pounds sterling, Australian dollars and Canadian dollars. The new $2.15 billion senior secured credit facilities replaced the Company’s $1.05 billion senior credit facility. The representations and warranties, affirmative covenants, negative covenants and events of default under the new credit facilities are similar to the prior facility. The new facility provides for the collateral pledge of certain domestic accounts receivable (exclusive of any “sold” receivables), inventory, and equipment.
The new credit facilities have several borrowing options, including interest rates that are based on (i) a LIBOR rate plus a margin based on a Leverage Ratio (as defined) or (ii) the greater of the prime rate or the Federal Funds Effective Rate (as defined) plus 1/2 of 1% plus a margin based on a Leverage Ratio. Commitment fees are paid quarterly and are calculated as an amount equal to the product of a rate based on a Leverage Ratio (as defined) and the average daily unused portion of both the revolving and term credit facilities. Amounts outstanding under the new credit facilities at March 31, 2007 were at interest rates based on LIBOR applicable to the borrowed currencies plus 125 basis points.

On January 10, 2007, the Company also launched a cash tender offer for any and all of its outstanding 6 5/8% senior subordinated notes due 2013 in an aggregate principal amount of $200 million. Substantially all of the 6 5/8% senior subordinated notes were repurchased under the terms of the tender offer on February 14, 2007. The remaining senior subordinated notes not tendered were subsequently called and repurchased on March 26, 2007. Proceeds from the new credit facilities were used to fund the repurchase of the 6 5/8% senior subordinated notes, at an aggregate cost of $209.6 million including an early redemption premium.
At March 31, 2007, the Company had outstanding interest rate swaps with major financial institutions that effectively converted a portion of our variable-rate debt denominated in the Euro dollar, British pound and U.S. dollar to a fixed rate. The swaps agreements have a total U.S. dollar equivalent notional amount of $713.9 million. The terms, expiration date and rates of these swaps are shown in the table below.

	NOTIONAL
	AMOUNT IN		EXPIRATION	FIXED
CURRENCY	USD	TERMS	DATE	RATE
British pound	$56.7	3 years	11/17/2008	4.76%
Euro dollar	57.2	3 years	11/17/2008	2.98%
US dollar	200.0	2 years	3/31/2009	4.90%
US dollar	200.0	3 years	3/31/2010	4.89%
US dollar	200.0	5 years	2/14/2012	5.20%
The Company has recorded a charge of $18.3 million (including approximately $8.0 million of noncash charges associated with the write-off of deferred financing costs) during the second quarter of fiscal 2007 relating to the refinancing of the $1.05 billion senior credit facility and the repurchase of the 6 5/8% senior subordinated notes.
Subsequent Event — Master Accounts Receivable Purchase Agreement
On April 11, 2007, the Company entered into a Master Accounts Receivable Purchase Agreement (the “MARP Agreement”) with two banks with a stated termination date of April 10, 2008. The MARP Agreement provides for the sale, on a revolving basis, of account receivables generated by specified account debtors, with seasonally adjusted monthly aggregate limits ranging from $55 million to $300 million. The MARP Agreement also provides for specified account debtor sublimit amounts, which provide limits on the amount of receivables owed by individual account debtors that can be sold to the banks.
The MARP Agreement provides that although the specified receivables will be sold to the banks, the banks have the right to require the Company to repurchase uncollected receivables if certain events occur, including the breach of certain covenants, warranty or representation made by the Company with respect to such receivables. However, the banks do not have the right to require the Company to repurchase any uncollected receivables if nonpayment is due to the account debtor’s financial inability to pay. The Company has the right at any time to repurchase any receivables which have been sold to the banks pursuant to the MARP Agreement. The banks will receive a discount on the adjusted amount (primarily reflecting historical dilution and potential trade credits) of the receivables purchased, which will effectively be equal to the 30-day LIBOR rate plus a margin of .65% per annum. The Company will continue to be responsible for the servicing and administration of the receivables purchased by the banks as agent and trustee for the banks.
The Company will account for advances under the Agreement as short-term debt, in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” primarily as a result of the Company’s right to repurchase receivables sold to the banks.
7. COMPREHENSIVE INCOME
The components of other comprehensive income and total comprehensive income for the three and six month periods ended March 31, 2007 and April 1, 2006, are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,	APRIL 1,	MARCH 31,	APRIL 1,
	2007	2006	2007	2006
	(IN MILLIONS)		(IN MILLIONS)
Net income	$83.4	$94.8	$24.0	$42.1
Other comprehensive income:
Change in minimum pension liability	—	—	(0.4)	—
Change in valuation of derivative instruments	(2.5)	0.4	—	0.2
Foreign currency translation adjustments	2.9	0.1	1.2	0.6

Comprehensive income	$83.8	$95.3	$24.8	$42.9

8. RETIREMENT AND RETIREE MEDICAL PLANS COST INFORMATION
The following summarizes the net periodic benefit cost for the various retirement and retiree medical plans sponsored by the Company:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,	APRIL 1,	MARCH 31,	APRIL 1,
	2007	2006	2007	2006
	(IN MILLIONS)		(IN MILLIONS)
Frozen defined benefit plans	$0.4	$0.5	$0.9	$0.9
International benefit plans	2.0	2.3	3.8	4.2
Retiree medical plan	0.7	0.8	1.3	1.6
9. STOCK-BASED COMPENSATION AWARDS
The following is a recap of the share-based awards granted over the periods indicated:

	SIX MONTHS ENDED
	MARCH 31, 2007	APRIL 1, 2006
Key employees
Options	1,674,247	763,400
Performance shares	—	30,000
Restricted stock	191,300	159,800
Board of Directors — Options	329,649	126,000

Total share-based awards	2,195,196	1,079,200

Aggregate fair value at grant dates (in millions)	$28.6	$19.0
As discussed in Note 2, the Company consummated a series of transactions as part of a recapitalization plan in the quarter ended March 31, 2007. The payment of a special dividend is a recapitalization or adjustment event under the Company’s share-based awards programs. As such, it was necessary to adjust the number of shares subject to stock options and stock appreciation rights outstanding at the time of the dividend, as well as the price at which such awards may be exercised. The adjustments to the outstanding awards resulted in an increase in the number of common shares subject to outstanding stock options and stock appreciation rights awards in an aggregate amount of 1.1 million common shares. The methodology used to adjust the awards was consistent with IRS Code Section 409A and the then proposed regulations promulgated thereunder and IRC Section 424 and the regulations promulgated thereunder, compliance with which was necessary to avoid adverse tax issues for the holder of an award. Such methodology also results in a fair value for the adjusted awards post-dividend equal to that of the unadjusted awards pre-dividend, with the result that there is no additional compensation expense in accordance with the accounting for modifications to awards under SFAS 123R, “Share-Based Payment.”
As of March 31, 2007, Scotts Miracle-Gro had approximately 3.0 million common shares not subject to outstanding awards and available in support of the grant of new share-based awards.
Total share-based compensation and the tax benefit recognized in compensation expense were as follows for the period indicated (in millions):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31, 2007	APRIL 1, 2006	MARCH 31, 2007	APRIL 1, 2006
Share-based compensation	$5.9	$4.4	$10.0	$8.7
Tax benefit recognized	2.1	1.6	3.6	3.2

Stock Options/SARs
Aggregate option and stock appreciation right award activity consists of the following (options/SARs in millions):

	SIX MONTHS ENDED
	MARCH 31, 2007		APRIL 1, 2006
		WTD.		WTD.
	No. of	Avg.	No. of	Avg.
	Options/	Exercise	Options/	Exercise
	SARs	Price	SARs	Price
Balance beginning of fiscal year	6.2	$26.09	6.4	$23.09
Granted	0.9	$39.48	0.9	$43.74
Additional awards due to recapitalization	1.1	$25.90	—	—
Exercised	(1.4)	$20.48	(0.7)	$20.59
Forfeited	—	—	(0.1)	$31.83

Ending balance	6.8	$26.04	6.5	$26.06

Exercisable	4.5	$21.59	3.8	$19.59
The weighted average exercise price for awards granted during fiscal 2007 has been adjusted for the recapitalization as discussed above. The weighted average exercise price for awards outstanding and awards exercisable at March 31, 2007 also reflects the adjustment.
The intrinsic value of the options and stock appreciation right awards outstanding and exercisable were as follows for the dates indicated (in millions):

	MARCH 31, 2007	APRIL 1, 2006
Outstanding	$122.3	$128.1
Exercisable	101.0	99.4
The fair value of each award granted has been estimated on the grant date using a binomial model using the assumptions noted in the following table. Expected market price volatility is based on implied volatilities from traded options on Scotts Miracle-Gro’s common shares and historical volatility on Scotts Miracle-Gro’s common shares. Historical data, including demographic factors impacting historical exercise behavior, is used to estimate the expected life of an option (the average period of time an option is held before exercise), option exercise and employee termination within the valuation model. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average assumptions for those awards granted during the periods indicated, are as follows:

	SIX MONTHS ENDED
	MARCH 31, 2007	APRIL 1, 2006
Expected market price volatility	26.3%	23.0%
Risk-free interest rates	4.8%	4.4%
Expected dividend yield	1.1%	1.2%
Expected life of options/SARs	5.83	6.19
Estimated weighted-average grant-date fair value per share of options/SARs	$12.05	$12.09
Restricted Stock
Aggregate restricted stock award activity is as follows:

		WTD Avg.
		Grant Date
		Fair Value
	No. of Shares	Per Share
Nonvested balance at September 30, 2006	302,795	$39.26
Granted	191,300	45.68
Vested	(94,665)	33.21
Forfeited	(8,100)	46.17

Nonvested balance at March 31, 2007	391,330	$43.72

As of March 31, 2007, there was $24.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements; that cost is expected to be recognized over a weighted-average period of 2.6 years. Unearned compensation is amortized over the vesting period for the particular grant and is recognized as a component of “Selling, general and administrative” expense within the Condensed, Consolidated Statements of Operations.
The total intrinsic value of stock options exercised was $45.0 million and the total fair value of restricted stock vested was $4.6 million during the six months ended March 31, 2007.
Cash received from option exercises under all share-based payment arrangements during the six months ended March 31, 2007 was $21.8 million.
10. CONTINGENCIES
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
At March 31, 2007, $2.9 million was accrued for environmental and regulatory matters, primarily related to the Marysville facility. Most of the accrued costs are expected to be paid in fiscal 2007; however, payments could be made for a period thereafter. While the amounts accrued are believed to be adequate to cover known environmental exposures based on current facts and estimates of likely outcome, the adequacy of these accruals is based on several significant assumptions:
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
On April 27, 2007, the Company received a proposed Order On Consent from the New York State Department of Environmental Conservation (the “Proposed Order”) alleging that during the calendar year 2003, the Company and James Hagedorn, individually and as Chairman of the Board and the Chief Executive Officer of the Company, unlawfully donated to a Port Washington, New York youth sports organization forty bags of Scotts® LawnPro Annual Program Step 3 Insect Control Plus Fertilizer which, while federally registered, was allegedly not registered in the state of New York. The Proposed Order requests penalties totaling $695,000. The Company is currently investigating this matter.

U.S. Horticultural Supply, Inc. (F/K/A E.C. Geiger, Inc.)
On November 5, 2004, U.S. Horticultural Supply, Inc. (“Geiger”) filed suit against the Company in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges that the Company conspired with another distributor, Griffin Greenhouse Supplies, Inc., to restrain trade in the horticultural products market, in violation of Section 1 of the Sherman Antitrust Act. Geiger has not specified the amount of monetary damages it is seeking. On June 2, 2006, the Court denied the Company’s motion to dismiss the complaint. Fact discovery ended on March 8, 2007. The Company is currently engaged in expert discovery, the deadline for completion of which is October 19, 2007. The deadline for dispositive motions is November 19, 2007.
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
Other
The Company has been named a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on the Company’s historic use of vermiculite in certain of its products. The complaints in these cases generally are not specific about the plaintiffs’ contacts with the Company or its products. The Company in each case is one of numerous defendants and none of the claims seeks damages from the Company alone. The Company believes that the claims against it are without merit and is vigorously defending against them. It is not currently possible to reasonably estimate a probable loss, if any, associated with the cases and, accordingly, no accrual or reserves have been recorded in the consolidated financial statements. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material adverse effect on the Company’s financial condition, results of operations and cash flows.
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
11. ACQUISITIONS
The Company continues to view strategic acquisitions as a means to enhance the core businesses. During fiscal 2006, the Company made the following acquisitions:
June 2006 - Certain brands and assets of Landmark Seed Company (professional seed and turfgrasses)
May 2006 - Certain brands and assets of Turf-Seed, Inc. (commercial turfgrasses)
November 2005 - All the outstanding shares of Gutwein & Co., Inc. (wild bird food)
October 2005 - All the outstanding shares of Rod McLellan Company (soil and landscape products).
These acquisitions required cash outlays of $115.0 million, the assumption of $17.0 million in liabilities and deferred payments, and a commitment to pay in 2012 consideration based on future performance that may approximate $15.0 million
The Company also continues to invest in the growth of the Scotts LawnService® business. The Company invested $7.7 million and $4.0 million in aquisitions during the first six months of fiscal 2007 and 2006, respectively.

12. SEGMENT INFORMATION
The Company is divided into the following segments — North America, Scotts LawnService®, International, and Corporate & Other. This division of reportable segments is consistent with how the segments report to and are managed by the chief operating decision makers of the Company. The following table presents segment financial information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Pursuant to SFAS No. 131, the presentation of the segment financial information is consistent with the basis used by management (i.e., certain costs not allocated to business segments for internal management reporting purposes are not allocated for purposes of this presentation). Certain reclassifications were made to prior period amounts to reflect the inclusion of biotech costs and certain other items in the Corporate and Other segment instead of the North America segment to be consistent with fiscal 2007 reporting.

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	MARCH 31,	APRIL 1,	MARCH 31,	APRIL 1,
	2007	2006	2007	2006
	(IN MILLIONS)		(IN MILLIONS)
Net sales:
North America	$753.9	$700.5	$891.5	$826.2
Scotts LawnService ®	33.7	29.8	59.5	53.4
International	175.5	150.2	238.9	208.5
Corporate & Other	30.2	27.0	74.6	68.9

	$993.3	$907.5	$1,264.5	$1,157.0

Operating income (loss):
North America	$189.8	$182.4	$160.0	$155.1
Scotts LawnService ®	(16.7)	(13.6)	(33.1)	(24.9)
International	31.4	24.6	23.5	19.4
Corporate & Other	(34.0)	(25.5)	(60.8)	(49.1)

Segment total	170.5	167.9	89.6	100.5
Roundup ® amortization	(0.2)	(0.2)	(0.4)	(0.4)
Amortization	(3.8)	(3.6)	(7.3)	(6.9)
Impairment of intangibles	—	—	—	(1.0)
Restructuring	—	(1.1)	—	(5.8)

	$166.5	$163.0	$81.9	$86.4

	MARCH 31,	APRIL 1,	SEPTEMBER 30,
	2007	2006	2006
	(IN MILLIONS)
Total assets:
North America	$1,950.1	$1,880.4	$1,339.2
Scotts LawnService ®	162.0	150.7	161.6
International	658.1	609.8	450.9
Corporate & Other	272.6	218.5	265.9

	$3,042.8	$2,859.4	$2,217.6

Segment operating income or loss represents earnings before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. The Corporate & Other operating loss for the three and six month periods ended March 31, 2007 and April 1, 2006 includes unallocated corporate general and administrative expenses, and certain other income/expense items not allocated to the business segments.
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
Executive Summary
We are dedicated to delivering strong, consistent financial results and outstanding shareholder returns by providing consumers with products of superior quality and value to enhance their outdoor living environments. We are a leading manufacturer and marketer of consumer branded products for lawn and garden care and professional horticulture in North America and Europe. We are Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We entered the North America wild bird food category with the acquisition of Gutwein & Co. Inc. (“Gutwein”) in November 2005 and the outdoor living category with the acquisition of Smith & Hawken in October 2004. We have a presence in Australia, the Far East, Latin America and South America. In the United States, we operate the second largest residential lawn service business, Scotts LawnService®. In fiscal 2007, our operations are divided into the following reportable segments: North America, Scotts LawnService®, International, and Corporate & Other. The Corporate & Other segment consists of our Smith & Hawken® business and corporate general and administrative expenses.
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
Our sales are susceptible to global weather conditions. For instance, periods of wet weather can adversely impact sales of certain products, while increasing demand for other products. We believe that our diversified product line provides some mitigation to this risk. We also believe that our broad geographic diversification further reduces this risk.

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

Given the Company’s strong performance and consistent cash flows, our Board of Directors has undertaken several actions over the past two years to return cash to our shareholders. We began paying a quarterly cash dividend of 12.5 cents per share in the fourth quarter of fiscal 2005. In fiscal 2006, our Board launched a five-year $500 million share repurchase program pursuant to which we repurchased 2.0 million common shares for $87.9 million during fiscal 2006. Most recently, on December 12, 2006, the Company announced a recapitalization plan to return $750 million to the Company’s shareholders. This plan expanded and accelerated the previously announced five-year $500 million share repurchase program (which was canceled). Pursuant to the recapitalization plan, on February 14, 2007, the Company completed a modified “Dutch auction” tender offer, resulting in the repurchase of 4.5 million of the Company’s common shares for an aggregate purchase price of $245.5 million ($54.50 per share). On February 16, 2007, the Company’s Board of Directors declared a special one-time cash dividend of $8.00 per share ($508 million in the aggregate) which was paid on March 5, 2007, to shareholders of record on February 26, 2007.
In order to fund these transactions, the Company entered into new credit facilities aggregating $2.15 billion and terminated its prior credit facility. As part of this debt restructuring, the Company also conducted a cash tender offer for any and all of its outstanding 6 5/8% senior subordinated notes in an aggregate principal amount of $200 million. Reference should be made to Note 6, “Debt” for further information as to the new credit facilities and the repayment and termination of the prior credit facility and the 6 5/8% senior subordinated notes.
The actions described above reflect management’s confidence in the continued growth of the Company coupled with strong and consistent cash flows that can support the higher levels of debt incurred to finance these actions. Even with an increase in borrowings under the new credit facilities, we believe we will maintain the capacity to pursue targeted, strategic acquisitions that leverage our core competencies.
RESULTS OF OPERATIONS
The following table sets forth the components of income and expense as a percentage of net sales for the three and six month periods ended March 31, 2007 and April 1, 2006:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,	APRIL 1,	MARCH 31,	APRIL 1,
	2007	2006	2007	2006
	(UNAUDITED)		(UNAUDITED)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.9	61.8	66.5	65.4

Gross profit	37.1	38.2	33.5	34.6
Operating expenses:
Selling, general and administrative	20.4	20.2	27.3	26.7
Impairment, restructuring and other charges	—	0.1	—	0.6
Other expense (income), net	(0.1)	(0.1)	(0.3)	(0.2)

Income from operations	16.8	18.0	6.5	7.5
Costs related to refinancing	1.9	—	1.4	—
Interest expense	1.8	1.4	2.1	1.7

Income before income taxes	13.1	16.6	3.0	5.8
Income taxes	4.7	6.1	1.1	2.1

Income from continuing operations	8.4	10.5	1.9	3.7

Net sales for the second quarter and first six months of fiscal 2007, grew 9.5% and 9.3%, respectively, versus the comparable periods of fiscal 2006. The impact of foreign exchange rates reduced sales growth for the second quarter and first six months by 190 basis points and 210 basis points, respectively. Recent acquisitions favorably impacted sales growth for the second quarter by 1.0% and for the first six months by 2.1%. Excluding acquisitions and foreign exchange, sales for the quarter and first six months increased $58.4 million or 6.6% and $59.0 million or 5.1%, respectively, due to strong performance in every business. Our North America segment saw solid growth in nearly every category, international sales to date are tracking to the high end of our full-year expectations, Smith & Hawken® increased sales, while Scotts LawnService® has grown revenues in the face of early season weather challenges that have impacted service schedules and customer acquisition activities. In recent years, net sales for our second quarter typically comprise between 34% to 36% of our total fiscal year net sales, while sales for the first six months have comprised 43% to 45%. There can be no assurance that a similar sales trend will occur for our full fiscal 2007 year.
As a percentage of net sales, gross profit was 37.1% for the second quarter of fiscal 2007 compared to 38.2% for second quarter of fiscal 2006. For the first six months of fiscal 2007, our gross profit percentage declined to 33.5% from 34.6% in the comparable period of fiscal 2006. Most of the fiscal 2007 margin decrease was anticipated and is being driven by a combination of costs, acquisitions, and mix. Commodity costs continue to be volatile and have generally increased over the course of the year. These increases were planned for, with a variety of actions taken to mitigate the effects, including increasing prices of our products to offset the impact of input cost increases. Other actions include hedging, opportunistic purchasing and flexible production schedules. Fiscal 2006 strategic acquisitions of wild bird food in the first quarter and grass seed in the third quarter are dilutive to our overall gross margin rates. Finally, product mix is having a dilutive effect as we are growing relatively less profitable categories faster than others, though steadily increasing the rate of profitability within these categories.
Selling, General and Administrative

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,	APRIL 1,	MARCH 31,	APRIL 1,
	2007	2006	2007	2006
	(IN MILLIONS)		(IN MILLIONS)
	(UNAUDITED)		(UNAUDITED)
Advertising	$50.3	$49.7	$63.7	$64.5
Other selling, general and administrative	148.9	129.9	274.2	237.8
Amortization of intangibles	3.8	3.6	7.3	6.9

	$203.0	$183.2	$345.2	$309.2

Other SG&A expenses increased $19.0 million to $148.9 million in the second quarter and $36.4 million to $274.2 million for the first six months of fiscal 2007. Other SG&A expenses for the second quarter and first six months of fiscal 2006 reflect a $9.1 million and $10.0 million benefit, respectively, from an insurance recovery relating to past legal costs incurred in our defense of lawsuits regarding our use of vermiculite contaminated with asbestos. Increases in other SG&A spending occurred in our rapidly expanding Scotts LawnService® business in the amount of $3.4 million for the second quarter and $7.9 million for the first six months. Other SG&A expense increases of $2.4 million and $4.9 million in for the second quarter and year-to-date period, respectively, are due to foreign exchange.
Impairment, Restructuring and Other Charges, net:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,	APRIL 1,	MARCH 31,	APRIL 1,
	2007	2006	2007	2006
	(IN MILLIONS)		(IN MILLIONS)
	(UNAUDITED)		(UNAUDITED)
Impairment charges	$—	$—	$—	$1.0
Restructuring — severance and related	—	1.0	—	5.7

	$—	$1.0	$—	$6.7

The Company performs its annual impairment analysis of indefinite-lived intangibles and goodwill during the first quarter of the fiscal year. The impairment analysis for the first quarter of fiscal 2007 indicated that no impairment charges were required. The $1.0 million charge recorded in the first quarter of fiscal 2006 related to a trademark written off in the United Kingdom. Restructuring activities during fiscal 2006 related to further organizational adjustments associated with Project Excellence initiated in the third quarter of fiscal 2005.
Interest expense for the second quarter and first six months of fiscal 2007 was $17.9 million and $26.1 million, respectively, compared to $12.5 million and $19.6 million for the second quarter and first six months of fiscal 2006. The increase in interest expense for the year-to-date period was driven by a $149.0 million increase in average borrowings resulting from the recapitalization transactions that were consummated during the second quarter of fiscal 2007. A 60 basis point increase in our weighted average interest rate as compared to the prior year drove the balance of the increases. This increase in rate resulted from our increased leverage and higher LIBOR rates in general. We also recorded $18.3 million in costs related to the refinancing undertaken to facilitate the recapitalization transactions.
Income tax expense was calculated assuming an effective tax rate of 36.0% for the first half of fiscal 2007, versus 37.0% for the comparable period in fiscal 2006. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the fiscal year. Factors affecting the estimated rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits, the existence of elements of income and expense that may not be taxable or deductible, as well as other items. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year.

Diluted average common shares used in the diluted earnings per common share calculation decreased from 69.6 million for the quarter and 70.0 million for the six months ended April 1, 2006 to 67.8 million for the quarter and 68.4 million for the six months ended March 31, 2007. These decreases are attributable to the 4.5 million common shares repurchased as part of the recapitalization consummated during the second quarter of fiscal 2007, weighted for the period outstanding, and offset by shares issued upon the exercise of share-based awards and the vesting of restricted stock. Diluted average common shares also include 1.7 and 1.8 million equivalent shares for the quarter and year-to-date periods in fiscal 2007 to reflect the effect of the assumed conversion of dilutive stock options and awards. Equivalent common shares used in fiscal 2006 were 2.1 million for both the quarter and the year-to-date period.
SEGMENT RESULTS
Consistent with fiscal 2006, our fiscal 2007 operations are divided into the following reportable segments: North America (including Morning Song®), Scotts LawnService®, International, and Corporate & Other. The Corporate & Other segment consists of Smith & Hawken®, and corporate general and administrative expenses. Segment performance is evaluated based on several factors, including income from operations before amortization, and impairment, restructuring and other charges, which is a non-GAAP measure. Management uses this measure of operating profit to gauge segment performance because we believe this measure is the most indicative of performance trends and the overall earnings potential of each segment.
The following table sets forth net sales by segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,	APRIL 1,	MARCH 31,	APRIL 1,
	2007	2006	2007	2006
	(IN MILLIONS)		(IN MILLIONS)
	(UNAUDITED)		(UNAUDITED)
North America	$753.9	$700.5	$891.5	$826.2
Scotts LawnService®	33.7	29.8	59.5	53.4
International	175.5	150.2	238.9	208.5
Corporate & other	30.2	27.0	74.6	68.9

	$993.3	$907.5	$1,264.5	$1,157.0

The following table sets forth operating income by segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,	APRIL 1,	MARCH 31,	APRIL 1,
	2007	2006	2007	2006
	(IN MILLIONS)		(IN MILLIONS)
	(UNAUDITED)		(UNAUDITED)
North America	$189.8	$182.4	$160.0	$155.1
Scotts LawnService®	(16.7)	(13.6)	(33.1)	(24.9)
International	31.4	24.6	23.5	19.4
Corporate & other	(34.0)	(25.5)	(60.8)	(49.1)

Consolidated	170.5	167.9	89.6	100.5
Roundup® amortization	(0.2)	(0.2)	(0.4)	(0.4)
Amortization	(3.8)	(3.6)	(7.3)	(6.9)
Impairment of intangibles	—	—	—	(1.0)
Restructuring and other charges	—	(1.1)	—	(5.8)

	$166.5	$163.0	$81.9	$86.4

North America
North America segment net sales were $753.9 million in the quarter and $891.5 million for the first six months of fiscal 2007, an increase of 7.6% and 7.9% from the quarter and first six months of fiscal 2006, respectively. Excluding the impact of the acquisitions, North America sales increased 6.4% and 5.1% for the quarter and first six months of fiscal 2007, respectively. This segment experienced solid growth in nearly every category. Lawn and garden fertilizers, growing media, and controls drove the increase which was partially offset by a decline in plant foods as there was a significant inventory fill at retailers in the second quarter of fiscal 2006 relating to last year’s major launch of LiquaFeed®.

Operating income generated by the North America segment improved by $7.4 million and $4.9 million in the quarter and first six months of fiscal 2007, respectively. An increase in net sales drove an increase in gross margin dollars, however, gross margin rates for the quarter and year-to-date periods decreased by approximately 100 basis points. Commodity and fuel cost increases and a sales mix that included a higher percentage of lower margin products than in the comparable periods of the prior year also served to reduce margins. SG&A spending, including media advertising, increased 6.7% for the quarter and 7.0% for the year-to-date period largely in accordance with plan.
Scotts LawnService®
Compared to the same periods in the prior fiscal year, Scotts LawnService® revenues increased 13.1% to $33.7 million in the second quarter of fiscal 2007 and 11.4% to $59.5 million in first six months of fiscal 2007. The increases for the quarter and year-to-date periods are attributable to a 14% increase in customer count offset by the impact of difficult weather conditions in the second quarter, particularly in the east and midwest, and the timing of applications completed in the first quarter of fiscal 2007 versus the prior year.
The increase in operating loss for Scotts LawnService® in the second quarter and first six months of fiscal 2007 is primarily attributable to higher planned SG&A spending as the business continues its rapid growth track, coupled with infrastructure costs that were built to handle a higher level of sales than experienced due to the factors noted above.
International
Net sales for the International segment in the second quarter and first six months of fiscal 2007 were $175.5 million and $238.9 million, respectively, a increase of 16.8% and 14.6%, versus the second quarter and first six months of fiscal 2006. Excluding the effect of exchange rates, net sales increased by 5.9% and 3.7% for the second quarter and first six months, respectively. All three major consumer markets (the U.K., France, and Germany) saw solid sales growth in the second quarter of fiscal 2007 as spring weather has been excellent in most markets and the watering ban that hurt sales in the U.K. in fiscal 2006 has been lifted. Consumer purchases of our products were up nearly 70% in the U.K. and 10% in France in the second fiscal quarter. This segment also remains on plan for an $8.0 million sales contribution during fiscal 2007 from the successful launch of LiquaFeed®, mirroring our success in launching this product in the U.S. last year. Strong growth in the growing media business is also being seen across all of Europe.
Investments in the international supply chain are also beginning to pay off. So far in fiscal 2007, service levels across Europe are at or above 99%, compared to the low 90% range a year ago. We believe, that like in the U.S., our supply chain is becoming a key competitive advantage in Europe.
Driven by top-line sales growth, operating income for the quarter and first six months of fiscal 2007 increased by $6.8 million and $4.1 million, respectively.
Corporate & Other
Net sales for this segment increased $3.2 million for the quarter and $5.7 million year to date. These increases are primarily due to our Smith & Hawken® business which saw an 11.4% sales gain for the quarter and 8.3% for the year-to-date period. Double-digit growth in both our retail stores and business-to-business channel during the quarter were the drivers behind this growth. We continue to see strong results from our new and larger store format and are encouraged by the consumer response to our new merchandising strategy. We are optimistic about the strong growth in our patio furniture business with its broader array of products this season. We are also seeing strong consumer response to our improved selection of garden tools and the overall gardening theme that is now evident in our stores. These sales gains were partially offset by declines in the direct to consumer business, which includes both catalog and internet sales. As with our core business, the third quarter is pivotal to the year.
The operating loss for Corporate & Other increased by $8.5 million in the quarter and $11.7 million for the first six months of fiscal 2007. This increase is primarily attributable to an insurance recovery relating to past legal costs incurred in our defense of lawsuits regarding our use of vermiculite contaminated with asbestos that positively impacted SG&A expenses in the amount of $9.1 million and $10.0 million, respectively, for the second quarter and first six months of fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES
Cash used in operating activities was $519.7 million and $558.7 million for the six months ended March 31, 2007 and April 1, 2006, respectively. The use of cash in the first six months of our fiscal year is due to the seasonal nature of our operations. We build up inventories in preparation for the spring selling season and accounts receivable increase significantly due to heavy March shipments. The reduction in the use of cash for operating activities during fiscal 2007 as compared to fiscal 2006 was due primarily to a lower level of inventory builds in fiscal 2007 due to higher levels of inventory on hand as we entered the current fiscal year.
Cash used in investing activities was $36.0 million and $128.6 million for the six months ended March 31, 2007 and April 1, 2006, respectively. Our acquisitions of Gutwein and RMC required a net cash outlay of approximately $97.7 million in the first half of 2006, which were financed with borrowings under our existing lines of credit. Acquisition activity in the first half of fiscal 2007 was insignificant, with $6.3 million spent on acquisitions relating to our Scotts LawnService® business. Other capital spending on property, plant and equipment done in the normal course of business was fairly consistent, with $30.1 million spent during the first half of fiscal 2007 as compared to the $26.6 million spent in the first half of fiscal 2006.
Financing activities provided cash of $547.8 million and $634.9 million for the six months ended March 31, 2007 and April 1, 2006, respectively. Financing needs were higher in the first half of fiscal 2006 as compared to fiscal 2007 due to acquisitions. While cash used in operating activities was also higher in the first half of fiscal 2006 as compared to fiscal 2007, utilization of existing cash balances financed this need.
Our recapitalization plan that was consummated during the second quarter of fiscal 2007 returned $750 million to shareholders. In addition, we repurchased all of our 6 5/8% senior subordinated notes in an aggregate principal amount of $200 million. These actions were financed by replacing, effective February 7, 2007, our prior Revolving Credit Agreement with new senior secured $2.15 billion multicurrency credit facilities that provide for revolving credit and term loans through February 7, 2012.
At March 31, 2007, the Company had outstanding interest rate swaps with major financial institutions that effectively converted a portion of our variable-rate debt denominated in the Euro dollar, British pound and U.S. dollar to a fixed rate. The swaps agreements have a total U.S. dollar equivalent notional amount of $713.9 million. The terms, expiration date and rates of these swaps are shown in the table below.

	NOTIONAL
	AMOUNT IN		EXPIRATION	FIXED
CURRENCY	USD	TERMS	DATE	RATE
British pound	$56.7	3 years	11/17/2008	4.76%
Euro dollar	57.2	3 years	11/17/2008	2.98%
US dollar	200.0	2 years	3/31/2009	4.90%
US dollar	200.0	3 years	3/31/2010	4.89%
US dollar	200.0	5 years	2/14/2012	5.20%
As of March 31, 2007, there was $380.4 million of availability under our credit facilities and we were in compliance with all debt covenants. Our primary sources of liquidity are cash generated by operations and borrowings under our credit facilities. We believe our new facilities will continue to provide the Company with the capacity to pursue targeted, strategic acquisitions that leverage our core competencies.
Subsequent to the end of our second fiscal quarter, we entered into a Master Accounts Receivable Purchase Agreement (the “MARP Agreement”) with two banks with a stated termination date of April 10, 2008 as permitted under our credit facilities. The MARP Agreement was entered into as it provides an interest rate savings of 60 basis points as compared to borrowing under our new senior secured credit facilities. The MARP Agreement provides for the sale, on a revolving basis, of account receivables generated by specified account debtors, with seasonally adjusted monthly aggregate limits ranging from $55 million to $300 million. The MARP Agreement also provides for specified account debtor sublimit amounts, which provide limits on the amount of receivables owed by individual account debtors that can be sold to the banks.
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

In addition, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On April 27, 2007, the Company received a proposed Order On Consent from the New York State Department of Environmental Conservation (the “Proposed Order”) alleging that during the calendar year 2003, the Company and James Hagedorn, individually and as Chairman of the Board and the Chief Executive Officer of the Company, unlawfully donated to a Port Washington, New York youth sports organization forty bags of Scotts® LawnPro Annual Program Step 3 Insect Control Plus Fertilizer which, while federally registered, was allegedly not registered in the state of New York. The Proposed Order requests penalties totaling $695,000. The Company is currently investigating this matter.
Other than as discussed in the preceding paragraph, pending material legal proceedings have not changed significantly since the first quarter of fiscal 2007.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer Purchases of Equity Securities
The following table shows the purchases of common shares of Scotts Miracle-Gro made by or on behalf of the Company or any “affiliated purchaser” of Scotts Miracle-Gro as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, for each of the three months in the quarter ended March 31, 2007:

			Total Number of	Approximate Dollar
			Common Shares	Value of Common Shares
	Total Number of		Purchased as Part	that May Yet Be Purchased
	Common Shares	Average Price	of Publicly Announced	Under the Plans or
Period	Purchased	Paid Per Share	Plans or Programs	Programs
December 31, 2006 through January 31, 2007	—	$—	—	$—
February 1 through February 28, 2007	4,504,504	54.50	4,504,504	—
March 1 through March 31, 2007	—	—	—	—

Total	4,504,504	$54.50	4,504,504

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
See Index to Exhibits at page 28 for a list of the exhibits included herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE SCOTTS MIRACLE-GRO COMPANY

Date: May 10, 2007	/s/ DAVID C. EVANS
David C. Evans
Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer) (Duly Authorized Officer)

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION
4(a)
Amended and Restated Credit Agreement, dated as of February 7, 2007, by and among The Scotts Miracle-Gro Company as the “Borrower”; the Subsidiary Borrowers (as defined in the Amended and Restated Credit Agreement); the several banks and other financial institutions from time to time parties to the Amended and Restated Credit Agreement; Bank of America, N.A., as Syndication Agent; The Bank of Tokyo-Mitsubushi UFJ, Ltd, BNP Paribas, CoBank, ACB, BMO Capital Markets Financing, Inc., LaSalle Bank N.A., Cooperatieve Centrale Raiffeisen Boerenleenbank, B.A. “Rabobank Nederland”, New York Branch, Citicorp North America, Inc. and The Bank of Nova Scotia, as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent
*

4(b)
First Amendment, dated as of April 10, 2007, to the Amended and Restated Credit Agreement, dated as of February 7, 2007, by and among The Scotts Miracle-Gro Company as the “Borrower”; the Subsidiary Borrowers (as defined in the Amended and Restated Credit Agreement); the several banks and other financial institutions from time to time parties to the Amended and Restated Credit Agreement; the Syndication Agent and the Documentation Agents named in the Amended and Restated Credit Agreement and JPMorgan Chase Bank, N.A., as Administrative Agent
*

4(c)
Amended and Restated Guarantee and Collateral Agreement, dated as of February 7, 2007, made by The Scotts Miracle-Gro Company and each Subsidiary Borrower (and certain of the Subsidiary Borrowers’ domestic subsidiaries) under the Amended and Restated Credit Agreement in favor of JPMorgan Chase Bank, N.A., as Administrative Agent
*

4(d)
Foreign Pledge Agreement Acknowledgement and Confirmation, dated as of March 30, 2007, entered into by Scotts Sierra Investments, Inc. and OMS Investments, Inc. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent
*

10(a)
Master Accounts Receivable Purchase Agreement, dated as of April 11, 2007, by and among The Scotts Company LLC as seller, The Scotts Miracle-Gro Company as guarantor and LaSalle Bank National Association as purchaser
Incorporated herein by reference to Exhibit 10.1 to The Scotts Miracle-Gro Company’s Current Report on Form 8-K dated and filed on April 17, 2007 (File No. 1-13292)
31(a)	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	*

31(b)	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	*

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	* *

*	Filed herewith