Form 10-Q
period 2007-06-30
SCOTTS MIRACLE-GRO CO
filed 2007-08-08
CIK 825542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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
The number of Common Shares, without par value, of the registrant outstanding as of August 2, 2007 was 63,698,005.

THE SCOTTS MIRACLE-GRO COMPANY AND SUBSIDIARIES
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,	JULY 1,	JUNE 30,	JULY 1,
	2007	2006	2007	2006
Net sales	$1,098.4	$1,048.0	$2,362.9	$2,205.0
Cost of sales	675.7	642.0	1,516.5	1,399.0
Cost of sales — restructuring and other	—	—	—	0.1

Gross profit	422.7	406.0	846.4	805.9
Operating expenses:
Selling, general and administrative	199.2	180.2	544.4	489.4
Impairment, restructuring and other charges	—	1.1	—	7.8
Other income, net	(3.6)	(4.6)	(7.0)	(7.0)

Income from operations	227.1	229.3	309.0	315.7
Costs related to refinancing	—	—	18.3	—
Interest expense	26.2	13.2	52.3	32.8

Income before income taxes	200.9	216.1	238.4	282.9
Income taxes	71.2	82.8	84.7	107.5

Net income	$129.7	$133.3	$153.7	$175.4

BASIC NET INCOME PER COMMON SHARE:
Weighted-average common shares outstanding during the period	63.6	67.5	65.6	67.7

Basic net income per common share	$2.04	$1.97	$2.34	$2.59

DILUTED NET INCOME PER COMMON SHARE:
Weighted-average common shares outstanding during the period plus dilutive potential common shares	65.4	69.4	67.5	69.7

Diluted net income per common share	$1.98	$1.92	$2.28	$2.52

Dividends declared per common share	$0.125	$0.125	$8.375	$0.375

See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	NINE MONTHS ENDED
	JUNE 30,	JULY 1,
	2007	2006
OPERATING ACTIVITIES
Net income	$153.7	$175.4
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of intangible assets	—	1.0
Costs related to refinancing	18.3	—
Stock-based compensation expense	13.6	11.7
Depreciation	39.2	38.4
Amortization	12.1	12.2
Gain on of sale of property, plant, and equipment	(0.4)	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(321.4)	(314.3)
Inventories	(16.1)	(83.5)
Prepaid and other current assets	(8.8)	(2.4)
Accounts payable	69.6	76.7
Accrued liabilities	116.0	77.2
Restructuring reserves	(4.6)	(8.4)
Other non-current items	(7.9)	15.4
Other, net	(1.1)	4.7

Net cash provided by operating activities	62.2	4.1

INVESTING ACTIVITIES
Proceeds from the sale of property, plant and equipment	0.5	—
Investment in property, plant and equipment	(37.8)	(36.6)
Investment in acquired businesses, net of cash acquired	(6.5)	(119.3)

Net cash used in investing activities	(43.8)	(155.9)

FINANCING ACTIVITIES
Borrowings under borrowing agreements	2,458.3	706.4
Repayments under borrowing agreements	(1,489.3)	(495.7)
Repayments of 6 5/8% senior subordinated notes	(209.6)	—
Dividends paid	(536.3)	(25.2)
Purchase of common shares and related costs	(246.7)	(73.3)
Financing fees	(13.0)	—
Payments on seller notes	(1.9)	(3.5)
Excess tax benefits from share-based payment arrangements	14.5	5.6
Cash received from the exercise of stock options	23.6	15.6

Net cash (used in) provided by financing activities	(0.4)	129.9

Effect of exchange rate changes on cash	0.8	5.6

Net increase (decrease) in cash and cash equivalents	18.8	(16.3)
Cash and cash equivalents at beginning of period	48.1	80.2

Cash and cash equivalents at end of period	$66.9	$63.9

Supplemental cash flow information
Interest paid, net of interest capitalized	50.9	34.3
Income taxes paid	9.7	13.3
See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	UNAUDITED
	JUNE 30,	JULY 1,	SEPTEMBER 30,
	2007	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$66.9	$63.9	$48.1
Accounts receivable, less allowances of $12.9, $11.4 and $11.3, respectively	403.3	662.1	380.4
Accounts receivable pledged under MARP Agreement	307.8	—	—
Inventories, net	432.4	432.6	409.2
Prepaid and other assets	112.7	64.7	104.3

Total current assets	1,323.1	1,223.3	942.0
Property, plant and equipment, net of accumulated depreciation of $406.4, $366.3 and $370.0, respectively	364.8	356.0	367.6
Goodwill	477.7	473.3	458.1
Intangible assets, net	418.7	472.9	424.7
Other assets	34.6	21.0	25.2

Total assets	$2,618.9	$2,546.5	$2,217.6

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt	$237.2	$13.0	$6.0
Accounts payable	274.1	240.6	200.4
Accrued liabilities	410.0	403.1	289.8

Total current liabilities	921.3	656.7	496.2

Long-term debt	1,030.1	613.2	475.2
Other liabilities	161.4	137.9	164.5

Total liabilities	2,112.8	1,407.8	1,135.9

Commitments and contingencies (note 10)

Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share, 63.7, 66.9 and 66.6 shares issued and outstanding, respectively	489.6	508.3	509.1
Retained earnings	308.1	741.7	690.7
Treasury shares, at cost: 4.5, 1.2, and 1.5 shares, respectively	(244.8)	(57.3)	(66.5)
Accumulated other comprehensive loss	(46.8)	(54.0)	(51.6)

Total shareholders’ equity	506.1	1,138.7	1,081.7

Total liabilities and shareholders’ equity	$2,618.9	$2,546.5	$2,217.6

See notes to condensed, consolidated financial statements

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS
The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) and its subsidiaries (collectively, the “Company”) are engaged in the manufacture, marketing and sale of lawn and garden care products. The Company’s major customers include home improvement centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, commercial nurseries and greenhouses, and specialty crop growers. The Company’s products are sold primarily in North America and the European Union. The Company also operates the Scotts LawnService® business, which provides lawn and tree and shrub fertilization, insect control and other related services in the United States, and Smith & Hawken®, a leading brand in the outdoor living and gardening lifestyle category with sales in the retail, internet, catalog, trade and wholesale channels. Effective November 18, 2005, the Company entered the North America wild bird food category with the acquisition of Gutwein & Co. Inc. (“Gutwein”).
Due to the nature of the lawn and garden business, the majority of shipments to retailers occur in the Company’s second and third fiscal quarters. On a combined basis, net sales for the second and third fiscal quarters generally represent 70% to 75% of annual net sales. As a result of the seasonal nature of our business, results for the first nine months cannot be annualized to predict the results of the full year.
ORGANIZATION AND BASIS OF PRESENTATION
The Company’s condensed, consolidated financial statements are unaudited; however, in the opinion of management, these financial statements are presented in accordance with accounting principles generally accepted in the United States of America. The condensed, consolidated financial statements include the accounts of Scotts Miracle-Gro and all wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. Interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the consolidated financial statements and accompanying notes in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
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
Under the terms of the Amended and Restated Exclusive Agency and Marketing Agreement (the “Marketing Agreement”) between the Company and Monsanto, the Company in its role as exclusive agent performs certain functions, such as sales support, merchandising, distribution and logistics, and incurs certain costs in support of the consumer Roundup® business. The actual costs incurred by the Company on behalf of Roundup® are recovered from Monsanto through the terms of the Marketing Agreement. The reimbursement of costs for which the Company is considered the primary obligor is included in net sales.
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
Scotts LawnService® promotes its service offerings primarily through direct mail campaigns. External costs associated with these campaigns that qualify as direct response advertising costs are deferred and recognized as advertising expense in proportion to revenues over a period not beyond the end of the subsequent calendar year. The costs deferred at June 30, 2007, July 1, 2006 and September 30, 2006 were $8.1 million, $3.9 million and $5.6 million, respectively.
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
During the third quarter of fiscal 2007, the Company changed the timing of its annual goodwill impairment testing from the last day of the fiscal first quarter to the first day of the fiscal fourth quarter. As such, the annual impairment test was performed as of December 30, 2006 and will be performed again as of July 1, 2007. This accounting is preferable in the circumstances as moving the timing of the annual goodwill impairment testing better aligns with the seasonal nature of the business and the timing of the annual strategic planning process. The Company believes that this change in accounting principle will not delay, accelerate, or avoid an impairment charge. In addition, the Company also changed the date of its annual indefinite life intangible impairment testing to the first day of the fiscal fourth quarter, July 1, 2007 for the current year. The Company determined that the change in accounting principle related to the annual testing date does not result in adjustments to the financial statements applied retrospectively.
The impairment analysis for the first quarter of fiscal 2007 indicated that no impairment charges were required. The $1.0 million charge recorded in the first quarter of fiscal 2006 related to a tradename written off in the United Kingdom.
NET INCOME PER COMMON SHARE
The following reconciles the number of common shares used to compute basic net income per common share to the number of diluted common shares used to compute diluted net income per common share. Options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted net income per common share because the effect would be antidilutive. The number of options excluded at June 30, 2007 and July 1, 2006 were immaterial.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2007	JULY 1, 2006	JUNE 30, 2007	JULY 1, 2006
	(IN MILLIONS, EXCEPT PER SHARE DATA)
Determination of common shares:
Average common shares outstanding	63.6	67.5	65.6	67.7
Assumed exercise of dilutive options and SARs and vesting of restricted stock	1.8	1.9	1.9	2.0

Diluted average common shares outstanding	65.4	69.4	67.5	69.7

Basic net income per common share	$2.04	$1.97	$2.34	$2.59

Diluted net income per common share	$1.98	$1.92	$2.28	$2.52

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
RECENT ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards No. 157 — Fair Value Measurements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company will be required to adopt SFAS 157 no later than October 1, 2008, the beginning of its 2009 fiscal year. The Company has not yet determined the effect, if any, that the adoption of SFAS 157 will have on its consolidated financial statements.
Statement of Financial Accounting Standards No. 158 — Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans
The Financial Accounting Standards Board has issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 will require the Company to recognize the underfunded status of its defined benefit postretirement plans as a liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 does not change the way the Company measures plan assets and benefit obligations as of the date of its balance sheet and in determining the amount of net periodic benefit cost.
The Company will be required to adopt the provisions of SFAS 158 as of September 30, 2007. At September 30, 2006, the Company’s projected benefit obligation for its defined benefit plans exceeded the accumulated benefit obligation and the accumulated plan benefit obligation for its post-retirement medical plan exceeded the recorded liability. If the provisions of SFAS 158 were adopted as of September 30, 2006, the Company would have been required to record an additional long-term liability of $26.3 million, an additional long-term deferred tax asset of $9.6 million, and charge the “Accumulated other comprehensive loss” component of shareholders’ equity for $16.7 million.

Statement of Financial Accounting Standards No. 159 —The Fair Value Option for Financial Assets and Financial Liabilities
On February 15, 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for the Company’s financial statements for the fiscal year beginning on October 1, 2008, with earlier adoption permitted. Management is currently evaluating SFAS 159 and whether to elect the fair value option for measuring certain financial assets and liabilities.
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
The payment of the special one-time cash dividend required the Company to adjust the number of common shares subject to stock options and stock appreciation rights outstanding under the Company’s share-based awards programs, as well as the price at which the awards may be exercised. Reference should be made to Note 9, “Stock-Based Compensation Awards” for further information.
The Company’s interest expense will be significantly higher for periods subsequent to the recapitalization as a result of the borrowings incurred to fund the cash returned to shareholders. The following pro forma financial information has been compiled as if the Company had completed the recapitalization transactions as of October 1, 2005 for fiscal 2006 and as of October 1, 2006 for fiscal 2007. Borrowing rates in effect as of March 30, 2007 were used to compute pro forma interest expense. As the recapitalization involved a share repurchase, pro forma diluted common shares are also provided. No pro forma adjustments are necessary for the three-month period ended June 30, 2007, as the recapitalization transactions were consummated prior to the start of the period. Therefore, the information below for the three-month period ended June 30, 2007, displays actual results for that period and is provided for comparative purposes.

	PRO FORMA FINANCIAL INFORMATION
	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,	JULY 1,	JUNE 30,	JULY 1,
	2007	2006	2007	2006
	(IN MILLIONS, EXCEPT PER SHARE DATA)
Income before income taxes, as reported	$200.9	$216.1	$238.4	$282.9
Add back reported interest expense	—	13.2	52.3	32.8
Add back costs related to refinancing	—	—	18.3	—
Deduct pro forma interest expense	—	(29.2)	(75.9)	(79.2)

Pro forma income before income taxes	200.9	200.1	233.1	236.5
Pro forma income taxes	71.2	77.1	82.8	90.6

Pro forma net income	$129.7	$123.0	$150.3	$145.9

Pro forma basic net income per common share	$2.04	$1.95	$2.38	$2.31

Pro forma diluted net income per common share	$1.98	$1.89	$2.31	$2.23

Reported interest expense	$26.2	$13.2	$52.3	$32.8
Incremental interest on recapitalization borrowings	—	13.3	21.8	39.4
New credit facility interest rate differential	—	2.5	1.5	6.4
Incremental amortization of new credit facility fees	—	0.2	0.3	0.6

Pro forma interest expense	$26.2	$29.2	$75.9	$79.2

Pro forma effective tax rates	35.5%	38.5%	35.5%	38.3%

	PRO FORMA SHARES
	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,	JULY 1,	JUNE 30,	JULY 1,
	2007	2006	2007	2006
		(IN MILLIONS)
Weighted-average common shares outstanding during the period	63.6	67.5	65.6	67.7
Incremental full period impact of repurchased common shares	—	(4.5)	(2.4)	(4.5)

Pro forma basic common shares	63.6	63.0	63.2	63.2

Weighted-average common shares outstanding during the period plus dilutive potential common shares	65.4	69.4	67.5	69.7
Incremental full period impact of repurchased common shares	—	(4.5)	(2.4)	(4.5)
Impact on dilutive potential common shares	—	0.3	0.1	0.3

Pro forma diluted common shares	65.4	65.2	65.2	65.5

3. DETAIL OF INVENTORIES, NET
Inventories, net of provisions for slow moving and obsolete inventory of $15.8 million, $15.9 million, and $15.1 million, as of June 30, 2007, July 1, 2006 and September 30, 2006, respectively, consisted of:

	JUNE 30,	JULY 1,	SEPTEMBER 30,
	2007	2006	2006
	(IN MILLIONS)
Finished goods	$303.6	$312.6	$267.4
Work-in-process	24.8	30.0	36.0
Raw materials	104.0	90.0	105.8

	$432.4	$432.6	$409.2

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
Under the terms of the Marketing Agreement, the Company performs certain functions, primarily manufacturing conversion, selling and marketing support, on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred for these activities are charged to and reimbursed by Monsanto, for which the Company recognizes no gross profit or net income. The Company records costs incurred under the Marketing Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in “Cost of sales” and the reimbursement of these costs in “Net sales,” with no effect on gross profit or net income. The net sales and cost of sales related to these reimbursed costs are $12.0 million and $11.5 million for the three-month periods and $32.1 million and $29.7 million for the nine-month periods ended June 30, 2007 and July 1, 2006, respectively.
The elements of the net commission earned under the Marketing Agreement and included in “Net sales” are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2007	JULY 1, 2006	JUNE 30, 2007	JULY 1, 2006
	(IN MILLIONS)		(IN MILLIONS)
Gross commission	$29.0	$31.5	$50.4	$49.7
Contribution expenses	(5.0)	(5.0)	(15.0)	(15.0)
Amortization of marketing fee	(0.2)	(0.2)	(0.6)	(0.6)

Net commission income	23.8	26.3	34.8	34.1
Reimbursements associated with Marketing Agreement	12.0	11.5	32.1	29.7

Total net sales associated with Marketing Agreement	$35.8	$37.8	$66.9	$63.8

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
The following is the detail of impairment, restructuring and other charges reported in the Condensed, Consolidated Statements of Operations:

	NINE MONTHS ENDED
	JUNE 30, 2007	JULY 1, 2006
	(IN MILLIONS)
Restructuring and other charges:
Severance	$—	$5.5
Other related costs	—	1.4

	—	6.9
Impairment of other intangibles	—	1.0

	$—	$7.9

The following is a roll forward of accrued restructuring and other charges, which are included in “Accrued liabilities” in the Condensed, Consolidated Balance Sheets:

	NINE MONTHS ENDED
	JUNE 30, 2007	JULY 1, 2006
	(IN MILLIONS)
Amounts reserved for restructuring and other charges at beginning of fiscal year	$6.4	$15.6
Restructuring expense	—	6.9
Payments and other	(4.6)	(15.3)

Amounts reserved for restructuring and other charges at end of period	$1.8	$7.2

6. DEBT
The components of long-term debt as of June 30, 2007, July 1, 2006, and September 30, 2006 are as follows:

	JUNE 30,	JULY 1,	SEPTEMBER 30,
	2007	2006	2006
	(IN MILLIONS)
Credit Facilities:
Revolving loans	$455.2	$401.7	$253.8
Term loans	560.0	—	—
Master Accounts Receivable Purchase Agreement	222.6	—	—
6 5/8% Senior Subordinated Notes	—	200.0	200.0
Notes due to sellers	15.2	6.1	15.4
Foreign bank borrowings and term loans	5.9	9.9	2.8
Other	8.4	8.5	9.2

	1,267.3	626.2	481.2
Less current portions	237.2	13.0	6.0

	$1,030.1	$613.2	$475.2

In connection with the recapitalization plan discussed in Note 2, Scotts Miracle-Gro and certain of its subsidiaries have entered into the following loan facilities totaling up to $2.15 billion in the aggregate: (a) a senior secured five-year term loan in the principal amount of $560 million and (b) a senior secured five-year revolving loan facility in the aggregate principal amount of up to $1.59 billion. Borrowings may be made in various currencies including United States dollars, Euro dollars, British pounds sterling, Australian dollars and Canadian dollars. The new $2.15 billion senior secured credit facilities replaced the Company’s $1.05 billion senior credit facility. The terms of the new facilities provide for customary representations and warranties and affirmative covenants similar to the prior facility. The new credit facilities also contain customary negative covenants providing limitations, subject to negotiated carve-outs, on liens, contingent obligations, fundamental changes, acquisitions, investments, loans and advances, indebtedness, restrictions on subsidiary distributions, transactions with affiliates and officers, sales of assets, sale and leaseback transactions, changing the Company’s fiscal year end, modifications of certain debt instruments, negative pledge clauses, entering into new lines of business and restricted payments (including dividend payments restricted to $75 million annually based on the current Leverage Ratio of the Company). The new credit facilities are secured by collateral that includes certain domestic accounts receivable (exclusive of any “sold” receivables), inventory, and equipment. The new credit facilities also require the maintenance of a specified Leverage Ratio and Minimum Interest Coverage (both as defined).
The new credit facilities have several borrowing options, including interest rates that are based on (i) a LIBOR rate plus a margin based on a Leverage Ratio (as defined) or (ii) the greater of the prime rate or the Federal Funds Effective Rate (as defined) plus 1/2 of 1% plus a margin based on a Leverage Ratio. Commitment fees are paid quarterly and are calculated as an amount equal to the product of a rate based on a Leverage Ratio (as defined) and the average daily unused portion of both the revolving and term credit facilities. Amounts outstanding under the new credit facilities at June 30, 2007 were at interest rates based on LIBOR applicable to the borrowed currencies plus 125 basis points.
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
At June 30, 2007, the Company had outstanding interest rate swaps with major financial institutions that effectively converted a portion of our variable-rate debt denominated in the Euro dollar, British pound and U.S. dollar to a fixed rate. The swap agreements have a total U.S. dollar equivalent notional amount of $713.9 million. The term, expiration date and rates of these swaps are shown in the table below.

	NOTIONAL
	AMOUNT IN		EXPIRATION	FIXED
CURRENCY	USD	TERM	DATE	RATE
British pound	$56.7	3 years	11/17/2008	4.76%
Euro dollar	57.2	3 years	11/17/2008	2.98%
US dollar	200.0	2 years	3/31/2009	4.90%
US dollar	200.0	3 years	3/31/2010	4.89%
US dollar	200.0	5 years	2/14/2012	5.20%
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
The MARP Agreement provides that although the specified receivables are sold to the banks, the banks have the right to require the Company to repurchase uncollected receivables if certain events occur, including the breach of certain covenants, warranties or representations made by the Company with respect to such receivables. However, the banks do not have the right to require the Company to repurchase any uncollected receivables if nonpayment is due to the account debtor’s financial inability to pay. The

Company has the right at any time to repurchase any receivables which have been sold to the banks pursuant to the MARP Agreement. The banks receive a discount on the adjusted amount of the receivables purchased, which effectively is equal to the 30-day LIBOR rate plus a margin of .65% per annum. The Company continues to be responsible for the servicing and administration of the receivables purchased by the banks as agent and trustee for the banks.
The Company accounts for the sale of receivables under the MARP Agreement as short-term debt and continues to carry the receivables on its consolidated balance sheet, in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” primarily as a result of the Company’s right to repurchase receivables sold to the banks. The caption “Accounts receivable pledged under MARP Agreement” reflecting the amount of $307.8 million on the accompanying Condensed, Consolidated Balance Sheet as of June 30, 2007, represents the pool of receivables that have been designated as “sold” and serve as collateral for short-term debt in the amount of $222.6 million as of that date.
7. COMPREHENSIVE INCOME
The components of other comprehensive income and total comprehensive income for the three and nine month periods ended June 30, 2007 and July 1, 2006, are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,	JULY 1,	JUNE 30,	JULY 1,
	2007	2006	2007	2006
	(IN MILLIONS)		(IN MILLIONS)
Net income	$129.7	$133.3	$153.7	$175.4
Other comprehensive income:
Change in valuation of derivative instruments	3.9	0.1	3.9	0.2
Foreign currency translation adjustments	0.1	1.7	0.9	2.4

Comprehensive income	$133.7	$135.1	$158.5	$178.0

8. RETIREMENT AND RETIREE MEDICAL PLANS COST INFORMATION
The following summarizes the net periodic benefit cost for the various retirement and retiree medical plans sponsored by the Company:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,	JULY 1,	JUNE 30,	JULY 1,
	2007	2006	2007	2006
	(IN MILLIONS)		(IN MILLIONS)
Frozen defined benefit plans	$0.4	$0.5	$1.3	$1.4
International benefit plans	1.7	2.0	5.5	6.0
Retiree medical plan	0.5	0.6	1.8	2.2
9. STOCK-BASED COMPENSATION AWARDS
The following is a recap of the share-based awards granted over the periods indicated:

	NINE MONTHS ENDED
	JUNE 30, 2007	JULY 1, 2006
Key employees
Options	821,200	801,400
Options and SARs due to recapitalization	872,147	—
Performance shares	—	30,000
Restricted stock	193,550	182,000
Board of Directors
Options	127,000	126,000
Options due to recapitalization	202,649	—

Total share-based awards	2,216,546	1,139,400

Aggregate fair value at grant dates (in millions), excluding additional options and SARs issued due to the recapitalization	$22.3	$20.4

As discussed in Note 2, the Company consummated a series of transactions as part of a recapitalization plan in the quarter ended March 31, 2007. The payment of a special dividend is a recapitalization or adjustment event under the Company’s share-based awards programs. As such, it was necessary to adjust the number of common shares subject to stock options and stock appreciation rights outstanding at the time of the dividend, as well as the price at which such awards may be exercised. The adjustments to the outstanding awards resulted in an increase in the number of common shares subject to outstanding stock options and stock appreciation rights awards in an aggregate amount of 1.1 million common shares. The methodology used to adjust the awards was consistent with IRS Code Section 409A and the then proposed regulations promulgated thereunder and IRC Section 424 and the regulations promulgated thereunder, compliance with which was necessary to avoid adverse tax issues for the holder of an award. Such methodology also resulted in a fair value for the adjusted awards post-dividend equal to that of the unadjusted awards pre-dividend, with the result that there is no additional compensation expense in accordance with the accounting for modifications to awards under SFAS 123(R), “Share-Based Payment.”
Total share-based compensation and the tax benefit recognized in compensation expense were as follows for the periods indicated (in millions):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2007	JULY 1, 2006	JUNE 30, 2007	JULY 1, 2006
Share-based compensation	$3.6	$2.9	$13.6	$11.7
Tax benefit recognized	1.3	1.1	4.8	4.4
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
At June 30, 2007, $3.1 million was accrued for environmental and regulatory matters, primarily related to the Marysville facility. Most of the accrued costs are expected to be paid in fiscal 2007 and fiscal 2008; however, payments could be made for a period thereafter. While the amounts accrued are believed to be adequate to cover known environmental exposures based on current facts and estimates of likely outcome, the adequacy of these accruals is based on several significant assumptions:
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
The Company intends to vigorously defend against Geiger’s claims. The Company believes that Geiger’s claims are without merit and that the likelihood of an unfavorable outcome is remote. Therefore, no accrual has been established related to this matter. However, the Company cannot predict the ultimate outcome with certainty. If the above action is determined adversely to the Company, the result could have a material adverse effect on the Company’s results of operations, financial position and cash flows. Geiger’s damages expert specified $3.3 million in alleged damages (which may be trebled under the antitrust statutes) and discovery has not yet concluded, any potential exposure that the Company may face cannot be reasonably estimated at this time.
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
These acquisitions required cash outlays of $115.0 million, the assumption of $17.0 million in liabilities and deferred payments, and a commitment to pay in 2012 consideration based on future performance that may approximate $15.0 million.
The Company also continues to invest in the growth of the Scotts LawnService® business. The Company invested $8.3 million and $4.1 million in acquisitions during the first nine months of fiscal 2007 and 2006, respectively. Subsequent to June 30, 2007, Scotts LawnService® acquired the 15,000 customers and certain assets of two lawn care businesses operated by a franchisee in the vicinity of Long Island and Westchester County, New York. The total purchase price for the two businesses, including assumed liabilities, was $13.4 million.

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

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	JUNE 30,	JULY 1	JUNE 30,	JULY 1,
	2007	2006	2007	2006
	(IN MILLIONS)		(IN MILLIONS)
Net sales:
North America	$783.2	$770.3	$1,674.7	$1,596.5
Scotts LawnService®	84.6	75.3	144.1	128.7
International	167.2	144.5	406.1	353.0
Corporate & Other	63.4	57.9	138.0	126.8

	$1,098.4	$1,048.0	$2,362.9	$2,205.0

Operating income (loss):
North America	$196.9	$208.0	$356.9	$363.1
Scotts LawnService®	21.5	19.5	(11.6)	(5.4)
International	24.7	21.7	48.3	41.1
Corporate & Other	(11.6)	(13.9)	(72.5)	(63.0)

Segment total	231.5	235.3	321.1	335.8
Roundup® amortization	(0.2)	(0.2)	(0.6)	(0.6)
Amortization	(4.2)	(4.7)	(11.5)	(11.6)
Impairment of intangibles	—	—	—	(1.0)
Restructuring	—	(1.1)	—	(6.9)

	$227.1	$229.3	$309.0	$315.7

	JUNE 30,	JULY 1,	SEPTEMBER 30,
	2007	2006	2006
	(IN MILLIONS)
Total assets:
North America	$1,596.8	$1,574.5	$1,339.2
Scotts LawnService®	175.4	164.4	161.6
International	591.0	581.5	450.9
Corporate & Other	255.7	226.1	265.9

	$2,618.9	$2,546.5	$2,217.6

Segment operating income or loss represents earnings before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. Accordingly, the Corporate & Other operating loss for the three and nine month periods ended June 30, 2007 and July 1, 2006 includes unallocated corporate general and administrative expenses, and certain other income/expense items not allocated to the business segments.
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
Executive Summary
We are dedicated to delivering strong, consistent financial results and outstanding shareholder returns by providing consumers with products of superior quality and value to enhance their outdoor living environments. We are a leading manufacturer and marketer of consumer branded products for lawn and garden care and professional horticulture in North America and Europe. We are Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We entered the North America wild bird food category with the acquisition of Gutwein & Co. Inc. (“Gutwein”) in November 2005 and the outdoor living category with the acquisition of Smith & Hawken® in October 2004. We have a presence in Australia, the Far East, Latin America and South America. Also, in the United States, we operate what we believe to be the second largest residential lawn service business, Scotts LawnService®. In fiscal 2007, our operations are divided into the following reportable segments: North America, Scotts LawnService®, International, and Corporate & Other. The Corporate & Other segment consists of our Smith & Hawken® business, and corporate general and administrative expenses.
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
In order to fund the recapitalization effective February 2007, the Company entered into new credit facilities aggregating $2.15 billion and terminated its prior credit facility. As part of this debt restructuring, the Company also conducted a cash tender offer for all of its outstanding 6 5/8% senior subordinated notes in an aggregate principal amount of $200 million. Reference should be made to Note 6 to the accompanying condensed, consolidated financial statements for further information as to the new credit facilities and the repayment and termination of the prior credit facility and the 6 5/8% senior subordinated notes.
The actions described above reflect management’s confidence in the continued growth of the Company coupled with strong and consistent cash flows that can support the higher levels of debt incurred to finance these actions. Even with an increase in borrowings, we believe we will maintain the capacity to pursue targeted, strategic acquisitions that leverage our core competencies.
RESULTS OF OPERATIONS
The following table sets forth the components of income and expense as a percentage of net sales for the three and nine-month periods ended June 30, 2007 and July 1, 2006:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,	JULY 1,	JUNE 30,	JULY 1,
	2007	2006	2007	2006
	(UNAUDITED)		(UNAUDITED)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.5	61.3	64.2	63.5

Gross profit	38.5	38.7	35.8	36.5
Operating expenses:
Selling, general and administrative	18.1	17.1	23.0	22.1
Impairment, restructuring and other charges	—	0.1	—	0.4
Other income, net	(0.3)	(0.4)	(0.3)	(0.3)

Income from operations	20.7	21.9	13.1	14.3
Costs related to refinancing	—	—	0.8	—
Interest expense	2.4	1.3	2.2	1.5

Income before income taxes	18.3	20.6	10.1	12.8
Income taxes	6.5	7.9	3.6	4.9

Net income	11.8%	12.7%	6.5%	7.9%

Net sales for the third quarter and first nine months of fiscal 2007 grew 4.8% and 7.2% respectively, versus the comparable periods of fiscal 2006. Foreign exchange rates favorably impacted sales growth rates for the third quarter and first nine months by 120 basis points and 170 basis points, respectively. Recent acquisitions favorably impacted sales growth for the third quarter by 0.7% and for the first nine months by 1.8%. Excluding acquisitions and foreign exchange, sales for the quarter and first nine months increased $30.8 million or 2.9% and $82.0 million or 3.7%, respectively. The quarter and year-to-date net sales in our North America segment were adversely affected by challenging weather conditions in the month of April that were not recovered in the May and June timeframe. Our international segment and Smith & Hawken® continued their strong fiscal 2007 sales trend in the quarter. While Scotts LawnService® continues to have strong revenue growth, fiscal 2007 customer count growth has been below expectations, which we believe is attributable to a number of factors including the effects of poor weather in April and broader economic conditions.
As a percentage of net sales, gross profit was 38.5% of net sales in the third quarter of fiscal 2007 compared to 38.7% in the third quarter of fiscal 2006. For the first nine months of fiscal 2007, our gross profit percentage declined to 35.8% from 36.5% in the comparable period of fiscal 2006. Most of the fiscal 2007 margin decrease was anticipated and is being driven by a combination of costs, acquisitions, and mix. Commodity costs continue to be volatile and have generally increased over the course of the year. These increases were planned for, with a variety of actions taken to mitigate the effects, including increasing prices of our products to offset the impact of input cost increases. Other actions include hedging, opportunistic purchasing, and flexible production schedules. Fiscal 2006 strategic acquisitions in the wild bird food category in the first quarter and in the professional turfgrass and grass seed market in the third quarter are dilutive to our overall gross margin rates. Finally, product mix is having a dilutive effect as we are growing relatively less profitable categories, such as growing media and wild bird food, faster than other categories. Margin rates are receiving focus across the Company, although it is difficult to materially influence them in the short term. Plans being finalized for fiscal 2008 in the areas of innovation and pricing are geared toward reversing the gross margin rate declines we have experienced over the past three fiscal years.
Selling, General and Administrative:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,	JULY 1,	JUNE 30,	JULY 1,
	2007	2006	2007	2006
	(IN MILLIONS)		(IN MILLIONS)
	(UNAUDITED)		(UNAUDITED)
Advertising	$61.7	$50.9	$125.4	$115.4
Other selling, general and administrative	133.3	124.6	407.5	362.4
Amortization of intangibles	4.2	4.7	11.5	11.6

	$199.2	$180.2	$544.4	$489.4

As compared to the same periods in fiscal 2006, advertising expenses increased $10.8 million to $61.7 million in the third quarter and $10.0 million to $125.4 million for the first nine months of fiscal 2007. The bulk of this increase occurred in our North America segment, in part, due to higher investments in media spending to drive sales growth after the slow start to the season. While we believe this spending helped us maintain or improve our market share in most categories, the additional investment in media did not generate adequate incremental sales to compensate for our disappointing April.
Other SG&A expenses increased $8.7 million to $133.3 million in the third quarter and $45.1 million to $407.5 million for the first nine months of fiscal 2007 versus the comparable period in fiscal 2006. Other SG&A expenses for the first nine months of fiscal 2006 reflect a $10.1 million benefit from an insurance recovery relating to past legal costs incurred in our defense of lawsuits regarding our use of vermiculite allegedly contaminated with asbestos. Increases in Other SG&A spending occurred in our rapidly expanding Scotts LawnService® business in the amount of $3.7 million for the third quarter and $11.6 million for the first nine months. Increased investments in innovation, marketing and selling efforts were partially offset by lower management incentives. Other SG&A expense increases of $1.9 million and $6.7 million in for the third quarter and year-to-date period, respectively, were due to foreign exchange.
Impairment, Restructuring and Other Charges, net:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,	JULY 1,	JUNE 30,	JULY 1,
	2007	2006	2007	2006
	(IN MILLIONS)		(IN MILLIONS)
	(UNAUDITED)		(UNAUDITED)
Impairment charges	$—	$—	$—	$1.0
Restructuring — severance and related	—	1.1	—	6.8

	$—	$1.1	$—	$7.8

The Company historically has conducted its annual impairment review of indefinite-lived tradenames and goodwill during its first fiscal quarter. The impairment analysis for the first quarter of fiscal 2007 indicated that no impairment charges were required. The $1.0 million charge recorded in the first quarter of fiscal 2006 related to a tradename written off in the United Kingdom. Restructuring activities during fiscal 2006 related to further organizational adjustments associated with Project Excellence initiated in the third quarter of fiscal 2005.
During the third quarter of fiscal 2007, the Company changed the timing of its annual goodwill impairment testing from the last day of our fiscal first quarter to the first day of our fiscal fourth quarter. As such, we performed the annual impairment test as of December 30, 2006 and we will perform the test again as of July 1, 2007. This accounting is preferable in the circumstances as moving the timing of our annual goodwill impairment testing better aligns with the seasonal nature of our business and the timing of our annual strategic planning process. The Company believes that this change in accounting principle will not delay, accelerate, or avoid an impairment charge. In addition, the Company also changed the date of its annual indefinite life intangible impairment testing to the first day of our fiscal fourth quarter, July 1, 2007 for the current year. The Company determined that the change in accounting principle related to the annual testing date does not result in adjustments to the financial statements applied retrospectively.
Interest expense for the third quarter and first nine months of fiscal 2007 was $26.2 million and $52.3 million, respectively, compared to $13.2 million and $32.8 million for the third quarter and first nine months of fiscal 2006. These increases in interest expense are attributable to an increase in borrowings resulting from the recapitalization transactions that were consummated during the second quarter of fiscal 2007, coupled with an increase in our weighted average interest rate resulting from our increased leverage and higher LIBOR rates in general. Average borrowings increased $702.0 million and $313.0 million during the third quarter and first nine months of fiscal 2007, respectively, as compared to the prior year periods. For both the quarter and the first nine months, weighted average interest rates increased by 80 basis points. We also recorded $18.3 million in costs related to the refinancing undertaken to facilitate the recapitalization transactions.
Income tax expense was calculated assuming an effective tax rate of 35.5% for fiscal 2007, versus 38.0% for fiscal 2006. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the fiscal year. Factors affecting the estimated rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits, the existence of elements of income and expense that may not be taxable or deductible, as well as other items. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year.
Diluted average common shares used in the diluted net income per common share calculation decreased from 69.4 million for the quarter and 69.7 million for the nine months ended July 1, 2006 to 65.4 million for the quarter and 67.5 million for the nine months ended June 30, 2007. These decreases are attributable to the 4.5 million common shares repurchased as part of the recapitalization consummated during the second quarter of fiscal 2007, weighted for the period outstanding, and offset by common shares issued upon the exercise of share-based awards and the vesting of restricted stock. Diluted average common shares also include 1.8 million and 1.9 million equivalent shares for the quarter and year-to-date periods, respectively, in fiscal 2007 to reflect the effect of the assumed conversion of dilutive options and SARs and the vesting of restricted common share awards. Equivalent common shares used in fiscal 2006 were 1.9 million for the third quarter and 2.0 million for the year-to-date period.
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
The following table sets forth net sales by segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,	JULY 1,	JUNE 30,	JULY 1,
	2007	2006	2007	2006
	(IN MILLIONS)		(IN MILLIONS)
	(UNAUDITED)		(UNAUDITED)
North America	$783.2	$770.3	$1,674.7	$1,596.5
Scotts LawnService®	84.6	75.3	144.1	128.7
International	167.2	144.5	406.1	353.0
Corporate & Other	63.4	57.9	138.0	126.8

	$1,098.4	$1,048.0	$2,362.9	$2,205.0

The following table sets forth operating income by segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,	JULY 1,	JUNE 30,	JULY 1,
	2007	2006	2007	2006
	(IN MILLIONS)		(IN MILLIONS)
	(UNAUDITED)		(UNAUDITED)
North America	$196.9	$208.0	$356.9	$363.1
Scotts LawnService®	21.5	19.5	(11.6)	(5.4)
International	24.7	21.7	48.3	41.1
Corporate & Other	(11.6)	(13.9)	(72.5)	(63.0)

Consolidated	231.5	235.3	321.1	335.8
Roundup® amortization	(0.2)	(0.2)	(0.6)	(0.6)
Amortization	(4.2)	(4.7)	(11.5)	(11.6)
Impairment of intangibles	—	—	—	(1.0)
Restructuring and other charges	—	(1.1)	—	(6.9)

	$227.1	$229.3	$309.0	$315.7

North America
North America segment net sales were $783.2 million in the quarter and $1.67 billion for the first nine months of fiscal 2007, an increase of 1.7% and 4.9% from the quarter and first nine months of fiscal 2006, respectively. Excluding the impact of acquisitions, North America sales increased 1.0% and 2.6% for the quarter and first nine months of fiscal 2007, respectively. On a volume basis, sales were down 0.7% for the quarter and up 0.7% for the year-to-date period versus the fiscal 2006 comparable periods. Pricing served to increase sales for the third quarter by 1.5% and 1.7% for the year-to-date period versus the fiscal 2006 comparable periods. We believe inclement weather during the month of April was the primary contributor to a 19% decline in consumer purchases versus April of fiscal 2006, a decline that could not be recovered during the balance of the third quarter despite growth rates of 10% for the May to June period. Overall, consumer purchases for the quarter were down 1.0%, resulting in a year-to-date increase of 3.3%.
The following details sales performance by major category for fiscal 2007. Lawn fertilizer sales decreased by 8.8% in the quarter, primarily due to unfavorable weather conditions in the critical April selling period, resulting in flat sales on a year-to-date basis. From point of sale perspective (based on data supplied by our three largest North America customers), consumer purchases of lawn fertilizers were down 9% in the quarter and were flat for the nine months. In contrast, growing media sales increased 10.9% in the quarter and 12.0% year-to-date. This strong performance in growing media reflects strong consumer acceptance of our premium, value-added products, which we believe show potential for continued strong, sustainable growth. Consumer purchases of our growing media products increased 13.5% in the quarter and 15% year-to-date. Plant foods sales were down 2.0% for the quarter and down 3.9% year-to-date, while consumer purchases of plant foods were flat during the quarter and up 1.3% year-to-date. The comparative performance for plant foods reflects the successful launch of Miracle-Gro LiquaFeed® in fiscal 2006 and the initial pipeline fill coupled with strong promotional activity. We continue to see good consumer demand for LiquaFeed® refills, and remain bullish on the long-term prospects for the overall plant food category. Ortho® sales were down 1.0% for the quarter but up 3.9% for the nine months. Consumer purchases of Ortho® branded products increased 2.7% for the year-to-date period, with weed control products up 6.5% offset by flat performance of pest and disease control products.
Gross margin rates for the quarter and year-to-date periods decreased by approximately 70 and 90 basis points versus the comparable fiscal 2006 periods. Price increases during the last two years were designed to cover only cost increases, contributing to the decline in the gross margin rate. In addition, a sales mix that includes an increasing percentage of lower margin growing media and wild bird food products has put downward pressure on margins.
Operating income generated by the North America segment decreased by $11.1 million and $6.2 million in the quarter and first nine months of fiscal 2007. In response to the unseasonable early April weather, we extended an already aggressive spring media campaign. While we believe this incremental media campaign was beneficial, it did not generate sufficient incremental sales to offset the impact of the unseasonable April weather. Overall, selling, general, and administrative costs increased by 12.8% in the quarter and 9.3% in the year-to-date period versus fiscal 2006. Part of this increase was planned, most notably in marketing and R&D spending, while increases in media spending exceeded our plan. The combination of these factors led to the decline in operating income.

Scotts LawnService®
Compared to the same periods in the prior fiscal year, Scotts LawnService® revenues increased 12.4% to $84.6 million in the third quarter and 12.0% to $144.1 million in the first nine months of fiscal 2007. Revenue growth for the third quarter and year-to-date periods is primarily attributable to a 10% increase in average customer count, with the remainder due to mix improvement (more premium services and full programs). The increase in sales and the 10% increase in customer count in fiscal 2007 are lower than we expected. We believe the extended cold weather from mid-February through mid-April had a significant impact on the realized rate of growth. We further believe that relative to our core business, our service segment is more sensitive to the impact of broader economic factors on consumer spending.
Operating income for this segment increased to $21.5 million for the quarter, while the operating loss increased to $11.6 million for the year-to-date period versus fiscal 2006. The increase in operating income for the quarter was driven by improved labor productivity, offsetting higher fertilizer and fuel costs, which is particularly encouraging given the productivity pressures weather placed on the business early in the quarter. The increase in the operating loss for the first nine months of fiscal 2007 is primarily attributable to higher planned SG&A spending to support higher volume and continued service improvements.
International
Net sales for the International segment increased to $167.2 million or 15.7% for the third quarter and $406.1 million or 15.0% for the first nine months of fiscal 2007. Excluding the effect of exchange rates, net sales increased 8.0% and 5.5% for the third quarter and first nine months of fiscal 2007.
France and the International Professional business performed strongest, benefiting from a more balanced product portfolio, innovation and reasonable weather. Sales growth in the United Kingdom was less robust due to a more aggressive competitive environment, recent extreme weather, and a product portfolio more dependent on lawn fertilizers. From a product category perspective, plant foods and growing media are leading the group, reflecting the launch of LiquaFeed® and an aggressive focus on replicating the successful soils strategy employed by the North America segment.
Gross margin rates for the quarter and year-to-date period were in line with our expectations, though down 60 basis points in each period, from fiscal 2006. As we have focused heavily on building our European growing media business, we have seen gross margin pressure from product mix. Partially offsetting the pressures on gross margin from product mix has been savings from globalization of the supply chain, which is driving other benefits, including improved service levels and increased inventory turns.
International SG&A remains under tight control with only marginal increases in fiscal 2007. Operating income was up 13.8% in the quarter and 17.5% on a year-to-date basis, or 7.0% and 7.9% respectively, excluding exchange rates.
Corporate & Other
Net sales for this segment increased to $63.4 million or 9.5% for the quarter and to $138.0 million or 8.8% year to date, driven primarily by our Smith & Hawken® business. We are pleased with the progress in this business, primarily in the retail, trade and wholesale channels. Within retail, third quarter comparative store sales were up 13%, and year-to-date comparatives were up 6%. Two areas where the business has fallen short of plan are in the direct-to-consumer channel, particularly catalogs, and in gross margin rates partially due to a conscious decision to increase markdowns on slow-moving inventory. These two factors will prevent us from generating the type of bottom line improvement we had hoped for, though our current forecast still suggests that Smith & Hawken® will reduce its losses from last year.
The operating loss for Corporate & Other decreased by $2.3 million in the quarter and increased by $9.5 million for the first nine months of fiscal 2007. The increase in the year-to-date loss is primarily attributable to an insurance recovery relating to past legal costs incurred in our defense of lawsuits regarding our use of vermiculite allegedly contaminated with asbestos. The insurance recovery positively impacted SG&A expenses in the amount of $10.1 million for the first nine months of fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities increased to $62.2 million for the nine months ended June 30, 2007 versus $4.1 million for the comparable period in fiscal 2006. The increased level of operating cash flow in fiscal 2007 versus the prior year is due largely to lower spending on inventory during fiscal 2007 due to the carryover of the inventory build that occurred in the fourth quarter of fiscal 2006.
Cash used in investing activities was $43.8 million and $155.9 million for the nine months ended June 30, 2007 and July 1, 2006, respectively. Our acquisitions of Gutwein and the Rod McLellan Company required a net cash outlay of approximately $98.0 million in the first quarter of 2006, which was financed with borrowings under our then existing lines of credit. Acquisition activity in the first nine months of fiscal 2007 was insignificant, with $6.5 million spent on acquisitions relating to our Scotts LawnService® business. Other capital spending on property, plant and equipment done in the normal course of business was fairly consistent, with $37.8 million spent during the first nine months of fiscal 2007 as compared to the $36.6 million spent in the first nine months of fiscal 2006.
Cash used in financing activities was $0.4 million for the nine months ended June 30, 2007, while financing activities provided cash of $129.9 million for the nine months ended July 1, 2006. The higher financing needs in the first nine months of fiscal 2006 versus fiscal 2007 were necessary to finance higher inventory levels and acquisitions.
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
In April of fiscal 2007, we entered into a Master Accounts Receivable Purchase Agreement (the “MARP Agreement”) with two banks with a stated termination date of April 10, 2008, as permitted under our credit facilities. The MARP Agreement was entered into as it provides an interest rate savings of 60 basis points as compared to borrowing under our new senior secured credit facilities. The MARP Agreement provides for the sale, on a revolving basis, of account receivables generated by specified account debtors, with seasonally adjusted monthly aggregate limits ranging from $55 million to $300 million. The MARP Agreement also provides for specified account debtor sublimit amounts, which provide limits on the amount of receivables owed by individual account debtors that can be sold to the banks. Borrowings under the MARP Agreement at June 30, 2007 were $222.6 million.
At June 30, 2007, the Company had outstanding interest rate swaps with major financial institutions that effectively converted a portion of our variable-rate debt denominated in the Euro dollar, British pound and U.S. dollar to a fixed rate. The swap agreements have a total U.S. dollar equivalent notional amount of $713.9 million. The term, expiration date and rates of these swaps are shown in the table below.

	NOTIONAL
	AMOUNT IN		EXPIRATION	FIXED
CURRENCY	USD	TERM	DATE	RATE
British pound	$56.7	3 years	11/17/2008	4.76%
Euro dollar	57.2	3 years	11/17/2008	2.98%
US dollar	200.0	2 years	3/31/2009	4.90%
US dollar	200.0	3 years	3/31/2010	4.89%
US dollar	200.0	5 years	2/14/2012	5.20%
As of June 30, 2007, there was $1.1 billion of availability under our credit facilities and we were in compliance with all debt covenants. Our primary sources of liquidity are cash generated by operations and borrowings under our credit facilities. We believe our new facilities will continue to provide the Company with the capacity to pursue targeted, strategic acquisitions that leverage our core competencies.
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
In our opinion, cash flows from operations and capital resources will be sufficient to meet debt service, working capital, capital expenditure, and dividend payment needs during fiscal 2007 and thereafter for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control.
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
In addition, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Pending material legal proceedings have not changed significantly since the second quarter of fiscal 2007.
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

No equity securities were purchased during the quarter ended June 30, 2007.
ITEM 6. EXHIBITS
See Index to Exhibits at page 28 for a list of the exhibits included herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY
Date: August 8, 2007
/s/ David C. Evans
David C. Evans
Executive Vice President and Chief Financial Officer, (Principal Financial and Principal Accounting Officer) (Duly Authorized Officer)

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION

10.1	First Amendment, dated as of April 10, 2007, to the Amended and Restated Credit Agreement, dated as of February 7, 2007, by and among The Scotts Miracle-Gro Company as the “Borrower”; the Subsidiary Borrowers (as defined in the Amended and Restated Credit Agreement); the several banks and other financial institutions from time to time parties to the Amended and Restated Credit Agreement; the Syndication Agent and the Documentation Agents named in the Amended and Restated Credit Agreement and JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated herein by reference to the Registrant’s Current Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 1-13292) [Exhibit 4(b)]

10.2	Master Accounts Receivable Purchase Agreement, dated as of April 11, 2007, by and among The Scotts Company LLC as seller, The Scotts Miracle-Gro Company as guarantor and LaSalle Bank National Association as purchaser	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed April 17, 2007 (File No. 1-13292) [Exhibit 10.1]

18	Letter from Independent Public Accounting Firm	*

31(a)	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	*

31(b)	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	*

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	*

*	Filed herewith