Form 10-K
period 2007-09-30
SCOTTS MIRACLE-GRO CO
filed 2007-11-29
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Shares (the only common equity of the registrant) held by non-affiliates of the registrant computed by reference to the price at which Common Shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (March 30, 2007) was approximately $1,755,904,160.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The number of Common Shares of the registrant outstanding as of November 23, 2007 was 64,238,715.

DOCUMENT INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for Registrant’s 2008 Annual Meeting of Shareholders to be held January 31, 2008, are incorporated by reference into Part III hereof.

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

Separately, Horace Hagedorn and his partner Otto Stern launched Stern’s Miracle-Gro Products, Inc. in 1951 in New York. Their easy-to-use plant food quickly revolutionized the gardening category. Through aggressive and innovative marketing, Miracle-Gro® eventually became the leading plant food product in the gardening industry. In 1995, The Scotts Company and Stern’s Miracle-Gro Products, Inc. merged, marking the start of a significant evolution for the Company.

In the late 1990’s, the Company launched a geographic and category expansion. It acquired companies with industry-leading brands in France, Germany and the United Kingdom. In fiscal 1999, the Company acquired the Ortho® brand in the United States and exclusive rights for the marketing and distribution of consumer Roundup®* brand products within the United States and other specified countries, thereby adding industry-leading controls to its portfolio. The Company has rapidly expanded into the lawn care service industry with the launch of Scotts LawnService® in 1998. Since fiscal 2001, the Company has invested nearly $125 million in the acquisitions of local and regional lawn care businesses to provide a platform for our rapid expansion throughout the U.S. In October 2004, the Company entered the fast growing outdoor living category with the acquisition of Smith & Hawken, Ltd. The Company entered the North America wild bird food category in fiscal 2006 with the acquisition of Gutwein & Co., Inc. and its Morning Song® brand of wild bird food.

As the Company celebrates more than 100 years of selling products to consumers, we own the leading brands in nearly every category of the lawn and garden industry. A list of some of our North America leading consumer brands is as follows:

Category	Brands

Lawns	Scotts®; Turf Builder®
Gardens	Miracle-Gro®; Osmocote®; LiquaFeed®
Growing Media	Miracle-Gro®; Scotts®; Hyponex®; Earthgro®; SuperSoil®
Grass Seed	Scotts®; Turf Builder®
Controls	Ortho®; Bug-B-Gon®; Weed-B-Gon®; Roundup®
Outdoor Living	Smith & Hawken®
Wild Bird Food	Morning Song®; Scotts®

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

For fiscal 2007, we continued to report our business in the following segments:

•	North America;

*  Roundup® is a registered trademark of Monsanto Technology LLC, a company affiliated with Monsanto Company.

•	Scotts LawnService®;

•	International; and

•	Corporate & Other.

These reportable segments are consistent with the Company’s structure and the management of these units. Financial information about these segments for the three years ended September 30, 2007 is presented in Note 20 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Lawns: A complete line of granular lawn fertilizer and combination products, including fertilizer and crabgrass control, weed control or pest control, is sold under the Scotts® Turf Builder® brand name. The Turf Builder® line of products is designed to make it easy for do-it-yourself consumers to select and properly apply the right product in the right quantity for their lawns.

Gardens: A complete line of plant foods is marketed under the Miracle-Gro® brand name. In fiscal 2006, we introduced Miracle-Gro® LiquaFeed®, an innovative product that allows consumers to easily feed and water their outdoor plants simultaneously. In addition to our high-quality water-soluble plant foods, we have liquid plant foods, and a continuous-release line of plant foods, Osmocote®, for extended feeding and convenience.

Growing Media: A complete line of growing media products for indoor and outdoor uses is marketed under the Miracle-Gro®, Scotts®, Hyponex®, Earthgro®, Nature Scapes®, and SuperSoil® brand names, as well as other labels. These products include potting mix, garden soils, topsoil, manures, sphagnum peat and decorative barks and mulches. The addition of the Miracle-Gro® brand name and fertilizer to higher quality potting mix and garden soils has turned previously low-margin commodity products into value-added category leaders.

Grass Seed: We offer a broad line of grass seed products for both the consumer and the professional user. The fiscal 2006 acquisitions of certain brands and assets from Turf-Seed, Inc. and Landmark Seed Company allowed for the integration of these companies’ extensive professional grass seed sales and distribution networks with the Company’s existing professional presence and industry-leading brands in the consumer grass seed market. Our leading grass seed products are sold under the Scotts® Pure Premium®, Classic®, Turf Builder® and PatchMaster® brand names in the consumer market and the Scotts® Turf-Seedtm and the Scotts® Landmarktm brand names in the professional market.

Controls: A broad line of weed control, indoor and outdoor pest control and plant disease control products is marketed under the Ortho® brand name. Ortho® products are available in aerosol, ready-to-use liquids, concentrated, granular and dust forms. Ortho® control products include Weed-B-Gon MAX®, Bug-B-Gon MAX®, Home Defense MAX®, Ortho MAX®, Brush-B-Gon®, RosePride®, Ortho-Klor® and Orthene® Fire Ant Killer.

In fiscal 1999, the Company entered into a long-term marketing agreement with Monsanto Company (“Monsanto”) and became Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products in the consumer lawn and garden market within the United States and other specified countries, including Australia, Austria, Belgium, Canada, France, Germany, Holland and the United Kingdom. (See the “Roundup® Marketing Agreement” discussion later in this Item 1 for a more detailed explanation of the Company’s agreement with Monsanto.)

Wild Bird Food: In November 2005, the Company acquired Gutwein & Co., Inc. (“Gutwein”). Through its Morning Song® brand, Gutwein is a leader in the growing North America wild bird food category, generating approximately $80.0 million in annual revenues. Morning Song® products are sold at leading mass retailers, grocery, pet and general merchandise stores. The Company launched a Scotts® branded line of wild bird food in fiscal 2007, with higher quality content and innovative packaging.

Other Consumer Products: The Company also manufactures and markets several lines of high-quality lawn spreaders under the Scotts® brand name - Deluxe EdgeGuard® spreaders, SpeedyGreen® rotary spreaders, AccuGreen® drop spreaders and Handy Green®II handheld spreaders. We sell a line of hose-end applicators for water-soluble plant foods such as Miracle-Gro® products, and lines of applicators under the Ortho®, Dial ’N Spray®, and Pull ’N Spray® trademarks for the diluted application of control products sold in the concentrated form.

The North America segment also includes our North American Professional, Canadian consumer and Australia consumer and professional business operations. The North American Professional business sells professional products to commercial nurseries, greenhouses and specialty crop growers in North America, the Caribbean and throughout Latin America, the Far East, New Zealand and Japan. Our professional products include a broad line of sophisticated controlled-release fertilizers, water-soluble fertilizers, pesticide products and wetting agents that are sold under brand names that include Banrot®, Miracle-Gro®, Osmocote®, Peters®, Poly-S®, Rout®, ScottKote®, Sierrablen®, Shamrock® and Sierra®. In Canada, we believe we are the leading marketer of branded consumer lawn and garden products. We sell a full range of lawn and garden fertilizer, control products, grass seed, spreaders, and value-added growing media products under the Scotts®, Turf Builder®, Miracle-Gro®, Killex®, and Roundup® brands.

Scotts LawnService®

The Scotts LawnService® segment provides residential lawn care, lawn aeration, tree and shrub care and external pest control services in the United States. These services consist primarily of fertilizer, weed control, pest control and disease control applications. As of September 30, 2007, Scotts LawnService® had 80 company-operated locations serving 46 metropolitan markets and 78 independent franchises primarily operating in secondary markets.

International

The International segment sells consumer lawn and garden products in more than 25 countries outside of North America. We also sell a broad line of professional products throughout Europe to commercial nurseries, greenhouses and specialty retailers.

International products and brand names vary from country to country depending upon the brand name strength and the nature of our strategic relationships in a given country. For example, in the United Kingdom, we sell Miracle-Gro® plant fertilizers and growing media, Weedol® and Pathclear® herbicides, EverGreen® lawn fertilizers and Levington® growing media. Our other International brands include KB® and Fertiligène® in France; Celaflor®, Nexa-Lotte® and Substral® in Germany and Austria; and ASEF®, KB® and Substral® in the Benelux countries. As noted earlier, Roundup® is also a significant brand in Europe.

For information concerning risks attendant to our foreign operations, please see “ITEM 1A. RISK FACTORS — Cautionary Statement on Forward-Looking Statements — Foreign Operations and Currency Exposures.”

Corporate and Other

The Corporate and Other segment includes Smith & Hawken®, a leading brand in the fast growing outdoor living and gardening lifestyle category. Smith & Hawken® products, which include high-end outdoor furniture, pottery, garden tools, gardening containers and live goods, are sold in the United States through its 61 retail stores, catalog and Internet sales, and other trade and wholesale relationships.

Competitive Marketplace

Our major customers include home improvement centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, commercial nurseries and greenhouses, and specialty crop growers. Each of our segments participates in markets that are highly competitive and many of our competitors sell their products at prices lower than ours. The Company attributes its market leadership and continued success in the lawn and garden category to our industry-leading brands, innovative products, award-winning advertising, supply chain excellence, highly effective field sales and merchandising organization, and the strength of our relationships with major retailers in our product categories.

In the North American consumer do-it-yourself lawn and garden markets and pest control markets, we compete primarily against “control label” products as well as branded products. “Control label” products are those sold under a retailer-owned label or a supplier-owned label, which are sold exclusively at a specific retail chain. The control label products that we compete with include Vigoro® products sold at Home Depot, and Sta-Green® products sold at Lowe’s. Our competitors in branded lawn and garden products and the consumer pest control markets include Spectrum Brands, Bayer AG, Central Garden & Pet Company, Garden Tech, Enforcer Products, Inc., Green Light Company and Lebanon Chemical Corp.

With respect to growing media products, in addition to nationally distributed, branded competitive products, we face competition from regional competitors who compete primarily on the basis of price for commodity growing media business.

In the North American professional horticulture markets, we face a broad range of competition from numerous companies such as Agrium, Haifa Chemicals Ltd., Chisso Asahi Fertilizer Co. Ltd., Syngenta, and Bayer AG. Some of these competitors have significant financial resources and research departments.

We have the second largest market share position in the U.S. do-it-for-me lawn care service market. We compete against TruGreen-ChemLawn®, a division of ServiceMaster, which has the leading market share in the U.S. lawn care service market and has a substantially larger share of this market than Scotts LawnService®, as well as numerous regional and local lawn care services operations.

Internationally, we face strong competition in the consumer do-it-yourself lawn and garden market, particularly in Europe. Our competitors in the European Union include Bayer AG, Kali & Salz (which owns the Compo, Algoflash brands), Westland and a variety of local companies.

The International professional horticulture markets in which we compete are also very competitive, particularly the markets for controlled-release and water-soluble fertilizer products. We have numerous U.S. and European competitors in these international markets, including Pursell Industries, Inc., Compo GmbH, a subsidiary of Kali & Salz, Norsk Hydro ASA, Haifa Chemicals Ltd. and Kemira Oyj.

Significant Customers

Approximately 70% of our worldwide net sales in fiscal 2007 were made by our North America segment. Within the North America segment, approximately 29% of our net sales in fiscal 2007 were made to Home Depot, 16% to Lowe’s and 15% to Wal*Mart. We face strong competition for the business of these significant customers. The loss of any of these customers or a substantial decrease in the volume or profitability of our business with any of these customers could have a material adverse effect on our earnings and profits.

Competitive Strengths

Strong Brands

By far, the Company considers its industry-leading brands to be its single largest competitive advantage, though hardly its only advantage. The Company believes it has the leading market share in every major U.S. category in which its North American business competes. The Company also owns many of the leading brands in the European marketplace.

The Company has helped to build the awareness of its brands through a continuous increase in its investment in advertising. As a result, consumer awareness of the Company’s key brands — especially in the United States - rivals that of nearly any other consumer products company. The strength of the Scotts® brand, in particular, has been a critical aspect of the success of Scotts LawnService®. The Company believes it has successfully grown its service business because of the high level of consumer confidence associated with the Scotts® brand.

Trademarks, Patents and Licenses

The Company considers its brands, patents and licenses all to be key competitive advantages. We pursue a vigorous brand protection strategy consisting of registration and maintenance of key trademarks and proactive monitoring and enforcement activities to protect against infringement. The Scotts®, Miracle-Gro®, Ortho®, Smith & Hawken®, Osmocote®, Hyponex® and Earthgro® brand names and logos, as well as a number of product trademarks, including Turf Builder®, Organic Choice®, Home Defense and Weed-B-Gon®, are federally and/or internationally registered and are considered material to our business.

As of September 30, 2007, we held 93 issued patents in the United States covering fertilizer, chemical and growing media compositions and processes; grass varieties; and mechanical dispensing devices such as applicators, spreaders and sprayers. Many of these have similar patents which have also been issued or are pending internationally, bringing our total worldwide patent portfolio to 461 United States and International patents and applications. The issued patents provide protection generally extending to 20 years from the date of filing, subject to the payment of applicable governmental maintenance and annuity fees. Accordingly, many of our patents will extend well into the next decade.

In addition, we continue to file new patent applications each year covering new, commercially significant developments conceived by our R&D associates. Currently, we have 89 pending patent applications worldwide, including 14 pending U.S. applications, some of which have been allowed for issuance of patents. We also hold exclusive and non-exclusive patent licenses and supply arrangements with various active ingredient and raw material suppliers, permitting the use and sale of additional patented fertilizers, pesticides and mechanical devices.

During fiscal 2007, we were granted 2 U.S. and 22 foreign national patents. Representative of the patent coverage provided by these new patents are coated fertilizers including granular water soluble fertilizers and fertilizers that are specifically formulated to provide delayed-release or triggered-start action when applied to turf; improved spraying devices and the design of such spraying devices; new broadcast spreader devices and coconut coir pith containing growth media products and processes. We continue to extend patent coverage of our core technologies to provide protection of our developments nationally and in additional countries within our Canadian, European, Asia/Pacific and South American markets.

Four U.S. patents expired in fiscal 2007. These expired patents covered fertilizer gel compositions; Kentucky Bluegrass plant varieties; and spreader devices. The loss of these patents is not expected to materially affect our business.

Supply Chain and Sales Force

Because the Company sells a substantial majority of its products to a small number of retail accounts, it is critical to maintain strong relationships with these partners. We believe our supply chain and sales force have become major competitive advantages that have allowed us to build relationships with our key retail partners that are unrivaled in the industry.

Major investments in technology have allowed the Company’s supply chain to be a more efficient supplier to its key retail accounts. The Company considers its order fill rate — which measures the accuracy of shipments — to be an important measure of customer service. In fiscal 2007, the Company achieved a customer service rate of 98.9 percent in its core North American business, its highest ever. Additionally, the supply chain has helped the Company to improve its inventory turns over the past several years, as well as those of its retail partners.

The Company’s nationwide sales force is another major competitive advantage. By increasing the size of the sales force over several years, the Company has taken a more proactive role in helping our retail partners merchandise the lawn and garden department and maximize the productivity of this space. In addition to working closely with our retail partners, our sales force works directly with consumers. By serving as “in-store counselors” on weekends, our associates help consumers answer their lawn and garden questions, which, we believe, drives higher sales of our products.

Innovation

The Company views its commitment to innovation as a competitive advantage. Consequently, we continually invest in research and development and consumer research to improve existing products and develop new products, manufacturing processes, and packaging and delivery systems. Spending on research and development was $38.8 million, $35.1 million and $38.0 million in fiscal 2007, fiscal 2006, and fiscal 2005, including registrations of $9.3 million, $8.2 million and $7.5 million, respectively. The Company’s long-standing commitment to innovation is evidenced by a portfolio of patents worldwide that supports many of our fertilizers, grass seeds and application devices. In addition to the benefits of our own research and development, we benefit from the research and development activities of our suppliers.

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

We are compensated under the Marketing Agreement based on the success of the consumer Roundup® business in the markets covered by the agreement. We receive a graduated commission to the extent that the earnings before interest and taxes of the consumer Roundup® business in the included markets exceed specified thresholds. Regardless of these earnings, we are required to make an annual contribution payment against the overall expenses of the consumer Roundup® business. The minimum annual contribution payment is $20 million until 2018 or the earlier termination of the agreement.

The gross commission earned under the Marketing Agreement, the contribution payments to Monsanto and the amortization of the initial marketing fee paid to Monsanto are included in net sales in the Company’s Consolidated Statements of Operations. For fiscal 2007 and fiscal 2006, the net amount earned under the Marketing Agreement was income of $41.9 million and $39.9 million, respectively. For fiscal 2005, an expense of $5.3 million (including a $45.7 million charge for contribution payments previously deferred) was recognized. For further details, see Note 4 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

The Marketing Agreement has no definite term, except as it relates to the European Union countries where the term extends through September 30, 2008. The parties may agree to renew the agreement with respect to the European Union countries for two successive terms ending on September 30, 2015 and 2018, with a separate determination being made by the parties at least six months prior to the expiration of each such term as to whether to commence a subsequent renewal term. However, if Monsanto does not agree to either of the remaining renewal terms with respect to the European Union countries, the commission structure will be renegotiated within the terms of the Marketing Agreement.

Monsanto has the right to terminate the Marketing Agreement upon certain specified events of default by us, including an uncured material breach, material fraud, material misconduct or egregious injury to the Roundup® brand. Monsanto also has the right to terminate the Marketing Agreement upon a change of control of Monsanto or the sale of the consumer Roundup® business. In addition, Monsanto may terminate the Marketing Agreement within specified regions, including North America, for specified declines in the consumer Roundup® business.

The Company has rights similar to Monsanto’s to terminate the Marketing Agreement upon an uncured material breach, material fraud or material willful misconduct by Monsanto. In addition, we may terminate the Marketing Agreement upon Monsanto’s sale of the consumer Roundup® business or in certain other circumstances, in which case we would not be able to collect the termination fee described below.

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

Monsanto has agreed to provide us with notice of any proposed sale of the consumer Roundup® business, allow us to participate in the sale process and negotiate in good faith with us with respect to a sale. In the event we acquire the consumer Roundup® business in such a sale, we would receive credit against the purchase price in the amount of the termination fee that would otherwise have been paid to us upon termination by Monsanto of the Marketing Agreement upon the sale. If Monsanto decides to sell the consumer Roundup® business to another party, we must let Monsanto know whether we intend to terminate the Marketing Agreement and forfeit any right to a termination fee or whether we will agree to continue to perform under the Marketing Agreement on behalf of the purchaser, unless and until the purchaser terminates our services and pays any applicable termination fee.

Strategic Initiatives

The Company has developed a strategic plan that focuses its efforts and capitalizes on its strengths to further own the relationship with its consumers and distance itself from the competition. The execution of this strategy will sustain future growth and further secure the Company’s franchise. The critical elements of this strategy are as follows.

Leveraging our core strengths and competitive advantages in the United States

As stated previously, the Company has succeeded, in large degree, due to our ability to leverage our competitive advantages, including our world-class supply chain, industry-leading brands and our commitment to innovation. The opportunity to further build upon these strengths is a major focus of the Company and will be key to driving continued growth and financial improvement.

Specifically, the Company is investing behind a key initiative to further improve upon its technologies and processes with the goals of enabling increased supply chain synergies and creating global shared services that result in lower selling, general, and administrative costs. In addition to this effort, the Company is currently exploring other supply chain initiatives designed to lower our cost structure without compromising our commitment to quality. For example, the Company will launch a pilot program in fiscal 2008 to explore the economic viability of regional manufacturing and distribution of lawn fertilizer.

In addition, the Company intends to increase its investment in its sales force, an area that is also considered to be a key competitive advantage. The Company’s interaction with its major retail partners is a key reason for its success. In fact, several of the Company’s largest retail partners have awarded us with “vendor of the year” or similar honors over the past several years. In addition to working closely with retailers, the sales force also provides the Company an opportunity to interact with consumers on a 1-to-1 basis in stores. Our in-store counseling program, which is utilized during the peak of the lawn and garden season, provides the Company with a critical advantage by helping consumers. Of course, the Company also uses other means to build upon its relationships with consumers. To that end, in fiscal 2008, the Company intends to launch a state-of-the-art website that will improve our ability to communicate with consumers while also creating an online experience that allows them to speak with each other in public chat rooms, message boards and blogs. In addition to the website, the Company plans to increase its investment in promotions, cross-branding and other key marketing initiatives in fiscal 2008.

Research and development initiatives also will be increasingly focused on helping to create a more positive experience for consumers who use our products. Over the years, we have a proven track record of growing our business by providing consumers with value-added products that make success in the lawn or garden easier to attain. Looking ahead, we are focused on developing even more products that are easier to buy, easier to use and easier to store. Our commitment to environmental stewardship also will become increasingly evident in products currently under development or being considered.

Strengthening our International Business

We continue to believe in the long-term growth potential of our International business. In order to maximize shareholder value in this business, we have sharpened our focus by: (i) reducing costs in the business to improve profitability and to allow for marketing investments; (ii) aligning the organization by category rather than by geography to better leverage our knowledge of the marketplace and the consumer; and (iii) better leveraging the Company’s innovation competencies. We plan to achieve these goals through a variety of initiatives, including reducing the complexity of the business and the product portfolio, improving supply chain efficiency and effectiveness, and aggressively pursuing new business opportunities. As part of a broader corporate initiative, we will invest to improve our technology platform in the International business, which we believe will continue to reduce costs while allowing us to continue improving our customer service levels.

Expanding Scotts LawnService®

The number of lawn owners who want to maintain their lawns and gardens but do not want to do it themselves represents a significant portion of the total market. We recognize that our portfolio of well-known brands provides us with a unique ability to extend our business into lawn and garden services and the strength of our brands provides us with a competitive advantage in acquiring new customers. We have spent the past several years developing our Scotts LawnService® business model. The business has grown significantly from revenues of $41.2 million in fiscal 2001 to revenues of $230.5 million in fiscal 2007. This growth has come from geographic expansion, acquisitions and organic growth fueled by our direct marketing programs. We invested $22.5 million in lawn service acquisitions in fiscal 2007. We anticipate continuing to make selective acquisitions in fiscal 2008 and beyond. Ongoing investments will continue to be made in the Scotts LawnService® business infrastructure in order to continually improve our customer service throughout the organization and leverage scale economies as we continue to grow.

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

Raw Materials

We purchase raw materials for our products from various sources that we presently consider to be adequate, and no one source is considered essential to any of our segments or to our business as a whole. We are subject to market risk from fluctuating market prices of certain raw materials including urea, resins, grass seed, and wild bird food components. Our objectives surrounding the procurement of these materials are to ensure continuous supply and to minimize costs. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. When appropriate, we will procure a certain percentage of our needs in advance of the season to secure pre-determined prices. Occasionally, we hedge certain commodities to improve predictability and control costs.

Manufacturing and Distribution

We manufacture products for our North American consumer business at our facilities in Marysville, Ohio, Ft. Madison, Iowa and Temecula, California, as well as at a number of third party contract packers in the United States and Canada. In addition, the Company manufactures growing media products in 27 regional facilities located throughout North America. The primary distribution centers for our North American consumer business are managed by the Company and strategically placed across the United States.

We also manufacture horticultural products for our North America and International professional businesses at a leased fertilizer manufacturing facility in Charleston, South Carolina and a Company-owned site in Heerlen, the Netherlands. The remaining products for our professional businesses are produced at other Company-owned facilities and subcontractors in the United States and Europe. The majority of shipments to customers are made via common carriers or through distributors in the United States and a network of public warehouses and distributors in Europe. We are subject to market risk from fluctuating market prices of diesel, which our common carriers pass on to the Company in the form of fuel surcharges. When appropriate, the Company will hedge a portion of these indirect fuel costs to improve predictability and control costs.

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

Employees

As of September 30, 2007, we employed 5,081 full-time employees in the United States and an additional 1,039 full-time employees located outside the United States. During peak sales and production periods, we utilize seasonal and temporary labor.

None of our U.S. employees are members of a union. Approximately 45 of our full-time U.K. employees are members of the Transport and General Workers Union and have full collective bargaining rights. An undisclosed number of our full-time employees at our office in Ecully, France are members of the Confederation Francaise Democratique du Travail and Confederation Generale du Travail, participation in which is confidential under French law. In addition, a number of union and non-union full-time employees are members of works councils at three sites in Bourth, Hautmont and Ecully, France, and a number of non-union employees are members of works councils in Ingelheim, Germany. In the Waardenburg office and in the Heerlen Plant in the Netherlands, approximately 120 employees are members of a workers union, but we are not responsible for collective bargaining negotiations with this union. In the Netherlands, we are governed by the Works Councils Act with respect to the union. Works councils represent employees on labor and employment matters and manage social benefits.

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

Regulatory Actions

In 1997, the Ohio Environmental Protection Agency (the “Ohio EPA”) initiated an enforcement action against us with respect to alleged surface water violations and inadequate wastewater treatment capabilities at our Marysville, Ohio facility and seeking corrective action under the federal Resource Conservation and Recovery Act. The action related to discharges from on-site waste water treatment and several discontinued on-site disposal areas, which date back to the early operations of the Marysville facility that we had already been assessing and, in some cases, remediating, on a voluntary basis. We are remediating the Marysville site under the terms of a judicial consent order under the oversight of the Ohio EPA.

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

At September 30, 2007, $4.6 million was accrued for the environmental and regulatory matters described herein, the majority of which is for site remediation. Most of the costs accrued as of September 30, 2007 are expected to be paid in fiscal 2008; however, payments could be made for a period thereafter.

We believe the amounts accrued as of September 30, 2007 are adequate to cover our known environmental exposures based on current facts and estimates of likely outcome. However, the adequacy of these accruals is based on several significant assumptions, including the following:

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

During fiscal 2007, fiscal 2006 and fiscal 2005, we expensed approximately $1.5 million, $2.4 million, and $3.7 million for environmental matters. There were no material capital expenditures during the last three fiscal years related to environmental or regulatory matters.

General Information

The Company maintains a website at http://investor.scotts.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate our website into this Form 10-K). We file reports with the Securities and Exchange Commission (the “SEC”) and make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as our proxy and information statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Financial Information About Geographic Areas

For certain information concerning our International revenues and long-lived assets, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and Note 20 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Cautionary Statement on Forward-Looking Statements

We have made and will make “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in our 2007 Annual Report, in this Annual Report on Form 10-K and in other contexts relating to future growth and profitability targets and strategies designed to increase total shareholder value. Forward-looking statements also include, but are not limited to, information regarding our future economic and financial condition, the plans and objectives of our management and our assumptions regarding our performance and these plans and objectives.

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

Some forward-looking statements that we make in our 2007 Annual Report, in this Annual Report on Form 10-K and in other contexts represent challenging goals for our Company, and the achievement of these goals is subject to a variety of risks and assumptions and numerous factors beyond our control. Important factors that could cause actual results to differ materially from the forward-looking statements we make are described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by the following cautionary statements.

Commodity Cost Pressures

Our ability to manage our cost structure can be adversely affected by movements in commodity and other raw material prices, such as those experienced in fiscal 2007. Market conditions may limit the Company’s ability to raise selling prices to offset increases in our input and distribution costs. The uniqueness of our technologies can limit our ability to locate or utilize alternative inputs for certain products. For certain inputs, new sources of supply may have to be qualified under regulatory standards, which can require additional investment and delay bringing a product to market.

Competition

Each of our segments participates in markets that are highly competitive. Many of our competitors sell their products at prices lower than ours. The most price sensitive segment of our category may be more likely to trade down to lower price point products in a more challenging economic environment. We compete primarily on the basis of product innovation, product quality, product performance, value, brand strength, supply chain competency, field sales support and advertising. Some of our competitors have significant financial resources. The strong competition that we face in all of our markets may prevent us from achieving our revenue goals, which may have a material adverse affect on our financial condition and results of operations.

Environmental/Socio-Political

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

Perceptions that the products we produce and market are not safe could adversely affect us and contribute to the risk we will be subjected to legal action. We manufacture and market a number of complex chemical products, such as fertilizers, growing media, herbicides and pesticides. On occasion, allegations are made that some of our products have failed to perform up to expectations or have caused damage or injury to individuals or property. Based on reports of contamination at a third party supplier’s vermiculite mine, the public may perceive that some of our products manufactured in the past using vermiculite are or may be contaminated. Public perception that our products are not safe, whether justified or not, could impair our reputation, involve us in litigation, damage our brand names and have a material adverse affect on our business.

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

The adequacy of our current environmental reserves and future provisions is based on our operating in substantial compliance with applicable environmental and public health laws and regulations and several significant assumptions:

•	that we have identified all of the significant sites that must be remediated;

•	that there are no significant conditions of potential contamination that are unknown to us; and

•	that with respect to the agreed judicial consent order in Ohio relating to the remediation of the Marysville site, the potentially contaminated soil can be remediated in place rather than having to be removed and only specific stream segments will require remediation as opposed to the entire stream.

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

Customer Concentration

In the North America segment, net sales represented approximately 70% of our worldwide net sales in fiscal 2007. Our top three North American retail customers together accounted for 60% of our North America segment fiscal 2007 net sales and 60% of our outstanding accounts receivable as of September 30, 2007. Home Depot, Lowe’s and Wal*Mart represented approximately 29%, 16% and 15%, respectively, of our fiscal 2007 North America net sales. The loss of, or reduction in orders from, Home Depot, Lowe’s, Wal*Mart or any other significant customer could have a material adverse effect on our business and our financial results, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from any of these customers could also have a material adverse affect on our financial condition and results of operations.

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

Weather and Seasonality

Weather conditions in North America and Europe can have a significant impact on the timing of sales in the spring selling season and overall annual sales. An abnormally wet and/or cold spring throughout North America or Europe could adversely affect both fertilizer and pesticide sales and, therefore, our financial results. Because our products are used primarily in the spring and summer, our business is highly seasonal. For the past three fiscal years, 70% to 75% of our annual net sales have occurred in the second and third fiscal quarters combined. Our working capital needs and borrowings typically peak during the initial weeks of our third fiscal quarter because we are incurring expenditures in preparation for the spring selling season while the majority of our revenue collections occur later in our third fiscal quarter. If cash on hand is insufficient to pay our obligations as they come due, including interest payments or operating expenses, at a time when we are unable to draw on our credit facilities, this seasonality could have a material adverse effect on our ability to conduct our business. Adverse weather conditions could heighten this risk.

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

Our ability to make payments and to refinance our indebtedness, to fund planned capital expenditures and acquisitions, and to pay dividends will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot provide assurance that our business will generate sufficient cash flow from operating activities or that future borrowings will be available to us under our credit facilities in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot assure you that we would be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Our credit facilities contain restrictive covenants and cross default provisions that require us to maintain specified financial ratios. Our ability to satisfy those financial ratios can be affected by events beyond our control, and we cannot be assured we will satisfy those ratios. A breach of any of these financial ratio covenants or other covenants could result in a default. Upon the occurrence of an event of default, the lenders could elect to declare the applicable outstanding indebtedness due immediately and payable and terminate all commitments to extend further credit. We cannot be sure that our lenders would waive a default or that we could pay the indebtedness in full if it were accelerated.

Foreign Operations and Currency Exposures

We currently operate manufacturing, sales and service facilities outside of the United States, particularly in Canada, France, the United Kingdom, Germany and the Netherlands. In fiscal 2007, International net sales, including Canada, accounted for approximately 21% of our total net sales. Accordingly, we are subject to risks associated with operations in foreign countries, including:

•	fluctuations in currency exchange rates;

•	limitations on the remittance of dividends and other payments by foreign subsidiaries;

•	additional costs of compliance with local regulations; and

•	historically, in certain countries, higher rates of inflation than in the United States.

In addition, our operations outside the United States are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations and potentially adverse tax consequences. The costs related to our International and Canadian operations could adversely affect our operations and financial results in the future.

Acquisitions

From time to time we make strategic acquisitions, including the October 2004 acquisition of Smith & Hawken®, the October 2005 acquisition of Rod McLellan Company (RMC), the November 2005 acquisition of Gutwein (Morning Song®), the May 2006 acquisition of certain assets of Turf-Seed, Inc. and the June 2006 acquisition of certain assets of Landmark Seed Company. Acquisitions have inherent risks, such as obtaining necessary regulatory approvals, retaining key personnel, integration of the acquired business, and achievement of planned synergies and projections. We have approximately $880 million of goodwill and intangible assets as of September 30, 2007, primarily related to prior acquisitions. Uncertainty regarding the future performance of the acquired businesses also results in the risk of future impairment charges related to the associated goodwill and intangible assets, such as the impairment charge recorded in fiscal 2007 relating to our investment in Smith & Hawken®.

Significant Agreement

If we were to commit a serious default under the Marketing Agreement with Monsanto for consumer Roundup® products, Monsanto may have the right to terminate the Marketing Agreement. If Monsanto were to terminate the Marketing Agreement for cause, we would not be entitled to any termination fee, and we would lose all, or a significant portion, of the significant source of earnings and overhead expense absorption the Marketing Agreement provides. Monsanto may also be able to terminate the Marketing Agreement within a given region, including North America, without paying us a termination fee if sales to consumers in that region decline: (1) over a cumulative three fiscal year period; or (2) by more than 5% for each of two consecutive years.

Equity Ownership Concentration

Hagedorn Partnership, L.P. beneficially owned approximately 32% of our outstanding common shares as of November 23, 2007, and has sufficient voting power to significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We lease land from the Union County Community Improvement Corporation in Marysville, Ohio for our headquarters and for our research and development facilities. We own property in Marysville, Ohio for our manufacturing and distribution facilities. Combined, these facilities are situated on approximately 750 acres of land.

The North America segment owns two additional research facilities located in Apopka, Florida; and Gervais, Oregon. We own a production facility, which encompasses 27 acres, in Fort Madison, Iowa and lease a spreader and other durable components manufacturing facility in Temecula, California. We also lease a controlled-release fertilizer manufacturing facility in Charleston, South Carolina. We operate 27 growing media facilities in North America — 22 of which are owned by us and 5 of which are leased. Most of our growing media facilities include production lines, warehouses, offices and field processing areas. We lease sales offices in Atlanta, Georgia; Mooresville, North Carolina; Rolling Meadows, Illinois; and Bentonville, Arkansas. We also lease a facility in Mississauga, Ontario that serves as the headquarters for our Canadian subsidiary. We own 6 seed production facilities; one for grass seed in Albany, Oregon and 5 for wild bird food in Indiana, South Dakota, South Carolina and Texas.

Scotts LawnService® conducts its company-owned operations from 78 leased facilities, primarily office/warehouse units in industrial/office parks, across the United States serving 46 metropolitan markets.

Smith & Hawken® operates 61 retail stores, which are all leased facilities primarily in shopping centers across the United States. It leases its main headquarters in Novato, California.

The International segment leases its U.K. office, located in Godalming (Surrey); its French headquarters and local operations office, located in Ecully (Lyon); a German office, located in Ingelheim; an Austrian office, located in Salzburg; an Australian office, located in Baulkan Hills (New South Wales); a Belgium sales office, located in Sint Niklaas; and a Netherlands office for its professional business, located in Waardenburg. We own manufacturing facilities in Howden, Hatfield (East Yorkshire) and Sutton Bridge, in the United Kingdom. We also own a blending and bagging facility for growing media in Hautmont, France; and a plant in Bourth, France, that we use for formulating, blending and packaging control products for the consumer market. Our site in Heerlen, the Netherlands includes a research facility, a distribution center and a manufacturing site for coated fertilizers for the consumer and professional markets. We own the land and the building for the manufacturing facility, but lease the distribution center building. We lease a research and development facility in Chazay, France. In the United Kingdom, we own a research and development facility in Levington and we lease a research and development facility in Bramford.

We lease warehouse space throughout North America and continental Europe as needed.

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

Pending significant legal proceedings are as follows:

U.S. Horticultural Supply, Inc. (F/K/A E.C. Geiger, Inc.)

On November 5, 2004, U.S. Horticultural Supply, Inc. (“Geiger”) filed suit against the Company in the U.S. District Court for the Eastern District of Pennsylvania. This complaint alleges that the Company conspired with another distributor, Griffin Greenhouse Supplies, Inc., to restrain trade in the horticultural products market, in violation of Section 1 of the Sherman Antitrust Act. On June 2, 2006, the Court denied the Company’s motion to dismiss the complaint. Fact discovery ended on March 8, 2007. The Company is currently engaged in expert discovery, the deadline for completion of which is December 7, 2007. Geiger’s damages expert quantifies Geiger’s alleged damages at approximately $3.3 million, which could be trebled under the antitrust laws. The deadline for dispositive motions is January 17, 2008.

The Company continues to vigorously defend against Geiger’s claims. The Company believes that Geiger’s claims are without merit and that the likelihood of an unfavorable outcome is remote. Therefore, no accrual has been established related to this matter. However, the Company cannot predict the ultimate outcome with certainty. If the above action is determined adversely to the Company, the result could have a material adverse effect on the Company’s results of operations, financial position and cash flows. The Company had previously sued and obtained a judgment against Geiger on April 25, 2005, based on Geiger’s default on obligations to the Company, and the Company is proceeding to collect that judgment.

The Scotts Company LLC v. Liberty Mutual Insurance Company

On October 25, 2006, Scotts LLC (as sucessor to Scotts) sued Liberty Mutual Insurance Company (“Liberty Mutual”) in the U.S. District Court for the Southern District of Ohio. In the suit, Scotts LLC seeks damages and the rescission of a 2000 agreement between Scotts and Liberty Mutual that purports to be a complete buyout by Scotts of any insurance policies that Liberty Mutual might have issued to Scotts (the “2000 Agreement”).

As alleged in Scotts LLC’s complaint, in 1998, Scotts tendered certain claims to Liberty Mutual, one of its primary-layer insurers, in connection with costs incurred by Scotts for environmental liabilities. Scotts believed that it had coverage from Liberty Mutual for at least 10 years beginning in 1958 but could only locate a single policy from 1967. Liberty Mutual responded to Scotts’ tender by stating that, after conducting an internal search, Liberty Mutual did not have sufficient evidence to establish that it had ever insured Scotts before 1967. Based on Liberty Mutual’s representations and Scotts’ inability to locate any additional Liberty Mutual policies in Scotts’ own files, Scotts eventually entered into the 2000 Agreement. According to Scotts LLC’s complaint, in Fall 2006, Scotts LLC discovered evidence confirming that, contrary to Scotts’ representations during the negotiations leading to the 2000 Agreement, Liberty Mutual provided liability insurance to Scotts beginning in at least 1958 and, in fact, paid claims to third parties on Scotts’ behalf during that period.

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

The Company is reviewing agreements and policies that may provide insurance coverage or indemnity as to these claims and is pursuing coverage under some of these agreements and policies, although there can be no assurance of the results of these efforts.

On April 27, 2007, the Company received a proposed Order On Consent from the New York State Department of Environmental Conservation (the “Proposed Order”) alleging that during the calendar year 2003, the Company and James Hagedorn, individually and as Chairman of the Board and the Chief Executive Officer of the Company, unlawfully donated to a Port Washington, New York youth sports organization forty bags of Scotts® LawnPro Annual Program Step 3 Insect Control Plus Fertilizer which, while federally registered, was allegedly not registered in the state of New York. The Proposed Order requests penalties totaling $695,000. The Company has made its position clear to the New York State Department of Environmental Conservation and is awaiting a response.

On November 26, 2007, the United States Department of Agriculture issued an administrative complaint alleging that Scotts LLC had violated the Plant Protection Act and the regulations promulgated thereunder, related to the testing of genetically-modified Glyphosate-tolerant creeping bentgrass. Without admitting or denying that it violated the law, on November 26, 2007, Scotts LLC entered into a Consent Decision and Order with the USDA resolving this matter. The Company has agreed to pay a civil penalty of $500,000, which had previously been accrued, and conduct three public workshops.

We are involved in other lawsuits and claims which arise in the normal course of our business. In our opinion, these claims individually and in the aggregate are not expected to result in a material adverse effect on our results of operations, financial position or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders of The Scotts Miracle-Gro Company during the fourth quarter of fiscal 2007.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of The Scotts Miracle-Gro Company, their positions and, as of November 23, 2007 their ages and years with The Scotts Miracle-Gro Company (and its predecessors) are set forth below.

			Years with
Name	Age	Position(s) Held	Company

James Hagedorn	52	President, Chief Executive Officer and Chairman of the Board	20
David C. Evans	44	Executive Vice President and Chief Financial Officer	14
Denise S. Stump	53	Executive Vice President, Global Human Resources	7
Barry W. Sanders	43	Executive Vice President, North America	6
Claude Lopez	46	Executive Vice President, International and Chief Marketing Officer	6

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

Mr. Sanders was named Executive Vice President, North America of The Scotts Miracle-Gro Company in September 2007. From January 25, 2005 until September 2007, he served as Executive Vice President of Global Technologies and Operations of the Scotts Miracle-Gro Company, responsible for the Company’s supply chain, information systems as well as research and development efforts. He previously led the North American and global supply chain organizations as well as the North American sales force. In 2005, he ran the Smith & Hawken® business on an interim basis. Prior to joining the Company in 2001, he was a partner with CapGemini/Ernst & Young.

Mr. Lopez was named Executive Vice President, International and Chief Marketing Officer of The Scotts Miracle-Gro Company in October 2007. Mr. Lopez leads marketing for all global consumer-facing business. He also has leadership responsibility for the Company’s Global Professional and Pro Seed businesses. In September 2007, he was named Senior Vice President, International and Chief Marketing Officer of The Scotts Miracle-Gro Company. From December 2004 until September 2007, Mr. Lopez served as Senior Vice President, International of The Scotts Miracle-Gro Company. From the time Mr. Lopez joined the Company in 2001 until December 2004, he served as general manager of the Company’s French business.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) trade on the New York Stock Exchange under the symbol “SMG.” The quarterly high and low closing prices, which have not been adjusted for the special one-time cash dividend of $8.00 per share described below, for the fiscal years ended September 30, 2007 and 2006 were as follows:

	Sale Prices
	High	Low

FISCAL 2007
First quarter	$54.72	$44.02
Second quarter	$57.45	$40.57
Third quarter	$47.30	$42.80
Fourth quarter	$49.69	$40.60
FISCAL 2006
First quarter	$48.11	$41.37
Second quarter	$50.47	$44.94
Third quarter	$47.50	$39.40
Fourth quarter	$44.98	$37.22

On June 22, 2005, Scotts Miracle-Gro announced that its Board of Directors had approved the establishment of a quarterly cash dividend. The $0.50 per share (adjusted for the 2-for-1 stock split distributed November 9, 2005) annual dividend has been paid in quarterly increments since the fourth quarter of fiscal 2005. In addition, the Company paid a special one-time cash dividend of $8.00 per share on March 5, 2007. The payment of future dividends, if any, on the common shares will be determined by the Board of Directors of Scotts Miracle-Gro in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. Future dividend payments are currently restricted to $55 million annually under our existing credit facilities. See discussion regarding the recapitalization plan executed in the second quarter of fiscal 2007 in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” Note 10 to the Consolidated Financial Statements included in this Annual Report on 10-K provides further discussion regarding the restrictions on dividend payments.

As of November 19, 2007, there were approximately 37,000 shareholders including holders of record and our estimate of beneficial holders.

There were no purchases of common shares of Scotts Miracle-Gro made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” of Scotts Miracle-Gro as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 for each of the three months in the quarter ended September 30, 2007.

Scotts Miracle-Gro has recently determined that during a period between October, 2006 and November 14, 2007, the trustee of the Smith & Hawken 401(k) Plan purchased for the Smith & Hawken 401(k) Plan 649 common shares of Scotts Miracle-Gro which were not registered in accordance with the Securities Act of 1933, as amended (the “Securities Act”). Although all purchases made by the trustee of the Smith & Hawken 401(k) Plan for the Smith & Hawken 401(k) Plan were made in the open market and in a manner consistent with the Smith & Hawken 401(k) Plan and the investment elections of the Smith & Hawken 401(k) Plan participants, because the common shares of Scotts Miracle-Gro purchased by the Smith & Hawken 401(k) Plan trustee for the Smith & Hawken 401(k) Plan were not registered, the Smith & Hawken 401(k) Plan participants may have a right to rescind their purchases made through the Smith & Hawken 401(k) Plan. Scotts Miracle-Gro believes that damages resulting from successful claims against Scotts Miracle-Gro for its failure to register the Scotts Miracle-Gro common shares that were purchased through the Smith & Hawken 401(k) Plan would have a negligible effect on Scotts Miracle-Gro. At this time, Scotts Miracle-Gro does not intend to make a rescission offer to participants in the Smith & Hawken 401(k) Plan.

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Summary(1)
For the fiscal year ended September 30,
(in millions, except per share amounts)

	2007	2006(2)	2005(2)	2004	2003

OPERATING RESULTS(3):
Net sales	$2,871.8	$2,697.1	$2,369.3	$2,106.5	$1,941.6
Gross profit	1,004.5	955.9	860.4	792.4	701.7
Income from operations	277.1	252.5	200.9	252.8	231.6
Income from continuing operations (net of tax)	113.4	132.7	100.4	100.5	103.2
Net income	113.4	132.7	100.6	100.9	103.8
Depreciation and amortization	67.5	67.0	67.2	57.7	52.2
FINANCIAL POSITION:
Working capital	412.7	445.8	301.6	396.7	364.4
Current ratio	1.7	1.9	1.6	1.9	1.8
Property, plant and equipment, net	365.9	367.6	337.0	328.0	338.2
Total assets	2,277.2	2,217.6	2,018.9	2,047.8	2,030.3
Total debt to total book capitalization(4)	70.0%	30.8%	27.7%	41.9%	51.0%
Total debt	1,117.8	481.2	393.5	630.6	757.6
Total shareholders’ equity	479.3	1,081.7	1,026.2	874.6	728.2
CASH FLOWS:
Cash flows from operating activities	246.6	182.4	226.7	214.2	216.1
Investments in property, plant and equipment	54.0	57.0	40.4	35.1	51.8
Investments in acquisitions, including seller note payments	21.4	122.9	84.6	20.5	57.1
PER SHARE DATA:
Basic earnings per common share	$1.74	$1.97	$1.51	$1.56	$1.68
Diluted earnings per common share	1.69	1.91	1.47	1.52	1.62
Total cash dividends paid	543.6	33.5	8.6	—	—
Regular cash dividends per share(5)	$0.50	$0.50	$0.125	—	—
Special cash dividend per share(6)	8.00	—	—	—	—
Stock price at year-end(6)	42.75	44.49	43.97	32.08	27.35
Stock price range — High(6)	57.45	50.47	43.97	34.28	28.85
Stock price range — Low(6)	40.57	37.22	30.95	27.63	21.77
OTHER:
Adjusted EBITDA(7)	382.6	385.9	291.5	310.5	283.8
Interest coverage (Adjusted EBITDA/interest expense)(7)	5.4	9.7	7.0	6.4	4.1
Weighted average common shares outstanding	65.2	67.5	66.8	64.7	61.8
Common shares and dilutive potential common shares used in diluted EPS calculation	67.0	69.4	68.6	66.6	64.3

(1)	All common share and per share information presented in the above five-year summary have been adjusted to reflect the 2-for-1 stock split of the common shares which was distributed on November 9, 2005 to shareholders of record on November 2, 2005.

(2)	Fiscal 2006 includes Rod McLellan Company, Gutwein & Co., Inc. and certain brands and assets acquired from Turf-Seed, Inc. and Landmark Seed Company from the dates of acquisition. Fiscal 2005 includes Smith & Hawken® from the October 2, 2004 date of acquisition. See further discussion of acquisitions in Note 7 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

(3)	Operating results includes the following items segregated by accounts impacted on the Consolidated Statements of Operations included with the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	For the Fiscal Year Ended September 30,
	2007	2006	2005	2004	2003

Net sales includes the following relating to the Roundup® Marketing Agreement:
Net commission income (expense)	$41.9	$39.9	$(5.3)	$28.5	$17.6
Reimbursements associated with the Roundup® Marketing Agreement	47.7	37.6	40.7	40.1	36.3
Deferred contribution charge (see Note 4 to the Consolidated Financial Statements included in this Annual Report on Form 10-K)	—	—	(45.7)	—	—
Cost of sales includes:
Costs associated with the Roundup® Marketing Agreement	47.7	37.6	40.7	40.1	36.3
Restructuring and other charges (income)	—	0.1	(0.3)	0.6	9.1
Selling, general and administrative includes:
Restructuring and other charges	2.7	9.3	9.8	9.1	8.0
Impairment charges	35.3	66.4	23.4	—	—
Interest expense includes:
Costs related to refinancings	18.3	—	1.3	45.5	—

(4)	The total debt to total book capitalization percentage is calculated by dividing total debt by total debt and shareholders’ equity.

(5)	The Company began paying a quarterly dividend of 12.5 cents per share in the fourth quarter of fiscal 2005.

(6)	The Company paid a special one-time cash dividend of $8.00 per share on March 5, 2007. Stock prices have not been adjusted for this special one-time cash dividend.

(7)	Given our significant borrowings, we view our credit facilities as material to our ability to fund operations, particularly in light of our seasonality. Reference should be made to “ITEM 1A. RISK FACTORS,” in this Annual Report on Form 10-K for a more complete discussion of risks associated with the Company’s debt and our credit facilities and related covenants. Our ability to generate cash flows sufficient to cover our debt service costs is essential to our ability to maintain our borrowing capacity. We believe that Adjusted EBITDA provides additional information for determining our ability to meet debt service requirements. The presentation of Adjusted EBITDA herein is intended to be consistent with the calculation of that measure as required by our borrowing arrangements, and used to calculate a leverage ratio (maximum of 4.75 at September 30, 2007) and an interest coverage ratio (minimum of 2.75 for the year ended September 30, 2007). The Company’s leverage ratio was 3.56 at September 30, 2007 and our interest coverage ratio was 5.4 for the year ended September 30, 2007.

In accordance with the terms of our credit facilities, Adjusted EBITDA is defined as net income before interest, taxes, depreciation and amortization, as well as certain other items such as the impact of discontinued operations, the cumulative effect of changes in accounting, costs associated with debt refinancings, and other non-recurring, non-cash items effecting net income. Adjusted EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by accounting principles generally accepted in the United States of America, and Adjusted EBITDA does not necessarily indicate whether cash flow will be sufficient to meet cash requirements. Interest coverage is calculated as Adjusted EBITDA divided by interest expense excluding costs related to refinancings.

A numeric reconciliation of net income to Adjusted EBITDA is as follows:

	2007	2006	2005	2004	2003

Net income	$113.4	$132.7	$100.6	$100.9	$103.8
Interest	70.7	39.6	41.5	48.8	69.2
Income taxes	74.7	80.2	57.7	58.0	59.2
Deprecation and amortization	67.5	67.0	67.2	57.7	52.2
Impairment, restructuring and other charges	38.0	66.4	23.4	—	—
Discontinued operations	—	—	(0.2)	(0.4)	(0.6)
Costs related to refinancings	18.3	—	1.3	45.5	—

Adjusted EBITDA	$382.6	$385.9	$291.5	$310.5	$283.8

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide an understanding of the financial results and condition of The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) and its subsidiaries (collectively, the ‘‘Company”) by focusing on changes in certain key measures from year to year. Management’s Discussion and Analysis (“MD&A”) is organized in the following sections:

•	Executive summary

•	Results of operations

•	Management’s outlook

•	Liquidity and capital resources

•	Critical accounting policies and estimates

Executive Summary

We are dedicated to delivering strong, consistent financial results and outstanding shareholder returns by providing consumers with products of superior quality and value to enhance their outdoor living environments. We are a leading manufacturer and marketer of consumer branded products for lawn and garden care and professional horticulture in North America and Europe. We are Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We entered the North America wild bird food category with the acquisition of Gutwein & Co., Inc. (“Gutwein”) in November 2005, and the outdoor living category with the acquisition of Smith & Hawken® in October 2004. We have a presence in Australia, the Far East, Latin America and South America. Also, in the United States, we operate the second largest residential lawn service business, Scotts LawnService®. In fiscal 2007, our operations continued to be divided into the following reportable segments: North America, Scotts LawnService®, International, and Corporate & Other. The Corporate & Other segment consists of the Smith & Hawken® business and unallocated corporate general and administrative expenses.

As a leading consumer branded lawn and garden company, we focus our consumer marketing efforts, including advertising and consumer research, on creating consumer demand to pull products through the retail distribution channels. In the past three years, we have spent approximately 5% of our net sales annually on media advertising to support and promote our products and brands. We have applied this consumer marketing focus for a number of years, and believe that we receive a significant return on these marketing expenditures. We expect continued focus on consumer oriented marketing with additional targeted investments in consumer marketing expenditures to continue driving market share and sales growth.

Weather conditions can have an impact on our sales. For instance, periods of wet weather can adversely impact sales of certain products, while increasing demand for other products. During fiscal 2007, our sales were adversely impacted by cold weather during the critical April selling period in North America and by an abnormally dry summer in the southeast United States. We believe that our past acquisitions have somewhat diversified both our product line risk and geographic risk to weather conditions.

	Percent of Net Sales
	by Quarter
	2007	2006	2005

First Quarter	9.5%	9.3%	10.4%
Second Quarter	34.6%	33.6%	34.3%
Third Quarter	38.2%	38.9%	38.0%
Fourth Quarter	17.7%	18.2%	17.3%

Due to the nature of our lawn and garden business, significant portions of our shipments occur in the second and third fiscal quarters. Retailers continue to place reliance on our ability to deliver products “in season” when consumer demand is the highest in order to help mitigate the need to carry large seasonal inventories.

Management focuses on a variety of key indicators and operating metrics to monitor the health and performance of our business. These metrics include consumer purchases (point-of-sale data), category growth, market share, net sales (including volume, pricing and foreign exchange), gross profit margin rates, income from operations, net income and earnings per share. To the extent applicable, these measures are evaluated with and without impairment, restructuring and other charges. We also focus on measures to optimize cash flow and return on invested capital, including the management of working capital and capital expenditures.

Our consumer International business was a strength during fiscal 2007 with improved performance in every major market. Over the past several years, we have reorganized and rationalized our European supply chain and increased sales force productivity. Current efforts are focused on improving our competitive position, continuing to reduce supply chain and SG&A costs within this segment, and realigning the organization to better leverage our knowledge of the marketplace and the consumer. We are working towards pan-European category management of our consumer product portfolio. Now that we have shown we can succeed in Europe, we intend to make necessary investments to continue to win with consumers and our retail partners.

We view strategic acquisitions as a means to enhance our strong core businesses, and were successful in completing several such acquisitions during fiscal 2006. Rod McLellan Company (“RMC”), a leading branded producer and marketer of soil and landscape products in the western U.S., was acquired and integrated into our existing Growing Media business. Gutwein, a leader in the growing North America wild bird food category, also was acquired. Gutwein’s Morning Song® products are sold at leading mass retailers, grocery, pet and general merchandise stores. This acquisition marked our entry into the wild bird food category that we believe has exciting growth opportunities. Lastly, two additional acquisitions were consummated that have strengthened the Company’s overall global position in the turfgrass seed category. First, we acquired certain assets, including brands, turfgrass varieties and intellectual property, from Oregon-based Turf-Seed, Inc. (“Turf-Seed”), a leading producer of quality commercial turfgrasses for the professional seed business. The transaction included a 49% equity interest in Turf-Seed Europe, which distributes Turf-Seed’s grass varieties throughout the European Union and other countries in the region. We also acquired certain assets of Oregon-based Landmark Seed Company, a leading producer and distributor of quality professional seed and turfgrasses, including its brands, turfgrass varieties and intellectual property.

Given Scotts Miracle-Gro’s strong performance and consistent cash flows, our Board of Directors undertook several actions over the past two years to return cash to our shareholders. We began paying a quarterly cash dividend of 12.5 cents per share in the fourth quarter of fiscal 2005. In fiscal 2006, our Board launched a five-year $500 million share repurchase program pursuant to which we repurchased 2.0 million common shares for $87.9 million during fiscal 2006. Most recently, on December 12, 2006, we launched a recapitalization plan to return $750 million to the Company’s shareholders. This plan expanded and accelerated the previously announced five-year $500 million share repurchase program (which was canceled). Pursuant to the recapitalization plan, on February 14, 2007, we completed a modified “Dutch auction” tender offer, resulting in the repurchase of 4.5 million of our common shares for an aggregate purchase price of $245.5 million ($54.50 per share). On February 16, 2007, our Board of Directors declared a special one-time cash dividend of $8.00 per share ($508 million in the aggregate) which was paid on March 5, 2007, to shareholders of record on February 26, 2007.

In order to fund the recapitalization, we entered into new credit facilities effective February 2007, aggregating $2.15 billion and terminated our prior credit facility. As part of this debt restructuring, we also conducted a cash tender offer for all of our outstanding 6 5/8% senior subordinated notes in an aggregate principal amount of $200 million. Reference should be made to Note 10 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information as to the new credit facilities and the repayment and termination of the prior credit facility and the 6 5/8% senior subordinated notes.

The actions described above reflect management’s confidence in the continued growth of the Company. Strong and consistent cash flows can support the higher levels of debt necessary to finance these actions, as discussed in the Liquidity and Capital Resources section of this MD&A. Even with an increase in borrowings as a result of the fiscal 2007 recapitalization transactions, we believe we will maintain the capacity to pursue targeted, strategic acquisitions that leverage our core competencies.

Results of Operations

The following table sets forth the components of income and expense as a percentage of net sales for the three years ended September 30, 2007:

	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales	65.0	64.6	63.7

Gross profit	35.0	35.4	36.3
Operating expenses:
Selling, general and administrative	24.4	23.6	26.7
Impairment, restructuring and other charges	1.4	2.8	1.4
Other income, net	(0.4)	(0.4)	(0.3)

Income from operations	9.6	9.4	8.5
Costs related to refinancings	0.6	—	0.1
Interest expense	2.5	1.5	1.8

Income before income taxes	6.5	7.9	6.6
Income taxes	2.6	3.0	2.4

Income from continuing operations	3.9	4.9	4.2
Income from discontinued operations	—	—	—

Net income	3.9%	4.9%	4.2%

Net Sales

Consolidated net sales for fiscal 2007 increased 6.3% to $2.87 billion from $2.70 billion in fiscal 2006, while for fiscal 2006, net sales increased 13.8% to $2.70 billion from $2.37 billion in fiscal 2005. Significantly impacting the rate of sales growth in both years were the following items:

	2007	2006

Net sales growth	6.3%	13.8%
Acquisitions	(1.3)	(5.0)
Impact of $45.7 million charge in fiscal 2005 associated with deferred contribution liability under Roundup® Marketing Agreement	—	(1.9)
Foreign exchange rates	(1.6)	0.4

Adjusted net sales growth	3.4%	7.3%

The adjusted net sales increase of 3.4% is reflective of the weather-related challenges we experienced this year in the largest part of our business, the North America segment. Extreme cold and wet weather in April discouraged consumer usage during this key period, and these lost opportunities were not recovered as the weather improved later in the spring. As we moved into the summer, heat and drought for large portions of the country created difficult lawn care conditions discouraging many of our do-it-yourself consumers from investing in their lawns. While we saw strong growth in the gardening category, in our Scotts LawnService® business, and our International segment, the adverse impact of weather on the important North American lawns business overshadowed these successes.

The adjusted net sales growth of 7.3% in fiscal 2006 was driven by strong growth in our North American consumer business and the Scotts LawnService® business. In contrast, a difficult lawn and garden market in Europe during fiscal 2006 contributed to a net sales decline after adjusting for the effect of exchange rates.

Gross Profit

As a percentage of net sales, gross profit was 35.0% of net sales for fiscal 2007 compared to 35.4% for fiscal 2006. This decline in gross profit percent was due to a 90 basis point decline for the North America segment, due almost entirely to unfavorable product mix. Strong net sales growth in the lower margin wild bird food and growing media businesses, coupled with a net sales decline in our higher margin lawns business, were the drivers behind this decrease. Offsetting this decline in North America were gross profit improvements from Scotts LawnService®, Smith & Hawken® and our International segment.

As a percentage of net sales, gross profit was 35.4% of net sales for fiscal 2006 compared to 36.3% for fiscal 2005. Adjusting for the effect of the $45.7 million Roundup® contribution charge recorded in fiscal 2005 (see Note 4 to the Consolidated Financial Statements included in this Annual Report on Form 10-K), the fiscal 2005 gross profit rate was 37.5%, 210 basis points higher than fiscal 2006. Acquisitions accounted for 70 basis points of the decline, as the margins of these businesses are below our historical average. Product mix adversely affected margins by 80 basis points, due in part to significant increases in sales of lower margin grass seed and garden soils. Increased costs for fuel and commodities exceeded price increases, resulting in 90 basis point decline in gross margin as a percentage of net sales. The offsetting 30 basis point differential is comprised of miscellaneous other items.

Selling, General and Administrative Expenses (in millions)

	2007	2006	2005

Advertising	$150.9	$137.3	$122.5
Advertising as a percentage of net sales	5.3%	5.1%	5.2%
Selling, general and administrative (other SG&A)	$519.2	$468.7	$486.6
Stock-based compensation	15.5	15.7	9.9
Amortization of intangibles	15.3	15.2	14.8

	$700.9	$636.9	$633.8

Advertising expenses in fiscal 2007 were $150.9 million, an increase of $13.6 million or 9.9% from fiscal 2006. Fiscal 2006 advertising expenses were $137.3 million, an increase of $14.8 million or 12.1% from fiscal 2005. On a percentage of net sales basis, advertising expenses were 5.3% of net sales in fiscal 2007, 5.1% in fiscal 2006, and 5.2% in fiscal 2005. The fiscal 2007 increase as a percent of net sales was due to an effort to drive consumer interest and reinvigorate the lawns category following weak net sales performance in April. This strategy continued on into the fourth quarter of fiscal 2007. The percentage of net sales decline in fiscal 2006 versus fiscal 2005 was due to the shift of some planned increases in traditional media advertising to consumer directed promotions funded via programs with our retail partners, which are accounted for as a reduction to net sales. The combination of higher advertising spending and consumer promotions led to an 18% increase in spending for the North American consumer business in fiscal 2006.

In fiscal 2007, other SG&A spending increased $50.5 million or 10.8% from fiscal 2006. A sizable increase in Scotts LawnService® infrastructure ($20.4 million), the adverse effect of foreign exchange rates on spending outside the United States ($11.3 million), and a nonrecurring benefit in fiscal 2006 ($10.1 million) for an insurance recovery relating to past legal costs incurred in our defense of lawsuits regarding our use of vermiculite were the primarily drivers behind the increase. Spending on incentives was at less than target in both fiscal 2007 and fiscal 2006, with the benefit to fiscal 2007 approximating $10 million. In fiscal 2006, other SG&A spending decreased $17.9 million or 3.7% from fiscal 2005. This decrease reflects savings from our fiscal 2005 Project Excellence initiative coupled with the $10.1 million insurance recovery benefit. Partially offsetting these decreases in other SG&A spending were increased spending in support of our rapidly expanding Scotts LawnService® business and $4.2 million attributable to our wild bird food acquisition early in fiscal 2006.

We began expensing share-based awards commencing with grants issued in fiscal 2003. The majority of our share-based awards vest over three years, with the associated expense recognized ratably over the vesting period. Prior to the fiscal 2006 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” forfeitures were recognized as incurred. Our stock-based compensation expense now reflects an estimate of forfeitures. The increase in stock-based compensation in fiscal 2006 as compared to fiscal 2005 was primarily attributable to an increase in the number of fiscal 2006 awards to key employees coupled with a higher unit grant value due to our relatively higher stock price, and a forfeiture adjustment in fiscal 2005 that reduced expense in that year by approximately $2.2 million.

Amortization expense of $15.3 million in fiscal 2007 is comparable to $15.2 million in fiscal 2006 and $14.8 million in fiscal 2005. Strengthening foreign currencies relative to the dollar over the past two years has served to increase amortization expense slightly along with the addition of new amortizing intangibles from acquisitions.

Impairment, Restructuring and Other Charges, net (in millions)

	2007	2006	2005

Goodwill and intangible asset impairment	$35.3	$66.4	$23.4
Restructuring — severance and related	—	9.3	26.3
Litigation related income	—	—	(16.8)
Other	2.7	—	0.3

	$38.0	$75.7	$33.2

Since its adoption of SFAS 142, “Goodwill and Other Intangible Assets”, the Company has conducted its annual impairment review of indefinite-lived tradenames and goodwill during its first fiscal quarter. The impairment analysis for the first quarter of fiscal 2007 indicated that no impairment charges were required. During the third quarter of fiscal 2007, the Company changed the timing of its annual goodwill impairment testing from the last day of our fiscal first quarter to the first day of our fiscal fourth quarter. Therefore, we performed our annual impairment test again as of July 1, 2007. Moving the timing of our annual goodwill impairment testing better aligns with the seasonal nature of our business and the timing of our annual strategic planning process. In addition, the Company also changed the date of its annual indefinite life intangible impairment testing to the first day of our fiscal fourth quarter. Management engages an independent valuation firm to assist in its impairment assessment reviews.

Our fourth quarter fiscal 2007 impairment review resulted in a non-cash goodwill and intangible asset impairment charge of $35.3 million. In part as a result of the disappointing 2007 lawn and garden season, management undertook a comprehensive strategic update of its business initiatives in the fourth quarter of fiscal 2007. One outcome of this update was a decision to increase the focus of Company resources on our core consumer lawn and garden do-it-yourself businesses. This process also involved a re-evaluation of the strategy and cash flow projections surrounding our Smith & Hawken® business, which has consistently performed below expectations since it was acquired in early fiscal 2005. While management remains committed to the outdoor living category and intends to more vigorously leverage the Smith & Hawken® brand in other lawn and garden categories, we revised our Smith & Hawken® strategy to reflect a scaled back retail expansion plan, with an increased focus on aggressively expanding our wholesale aspect of this business. This resulted in a decrease in our prior cash flow projections for this business, resulting in a $24.6 million goodwill impairment charge and a $4.6 million impairment charge for an indefinite-lived tradename. The goodwill impairment charge is an estimate, as appraisals necessary to complete the required SFAS 142 evaluation of the Smith & Hawken® goodwill remain in process as of the date of this report. We will finalize this evaluation in the first quarter of fiscal 2008 and, if necessary, update the impairment charge for Smith & Hawken® goodwill in that reporting period.

Our fiscal 2007 fourth quarter strategic update also encompassed other areas. We remain strongly committed to the development of turfgrass varieties that could one day require less mowing, less water and fewer treatments to resist insects, weeds and disease. Our efforts to develop such turfgrass varieties include conventional breeding programs, as well as research and development involving biotechnology. Our efforts to develop turfgrass varieties involving biotechnology have yielded positive results; however, the required regulatory approval process is taking longer than anticipated, impacting our ability to commercialize our innovations. As result of our fiscal 2007 fourth quarter strategic update, we recorded a $2.2 million goodwill impairment charge related to our turfgrass biotechnology program. Similarly, a strategic update of certain information technology initiatives in our Scotts LawnService® segment resulted in a $3.9 million impairment charge.

Our annual impairment review in the first quarter of fiscal 2006 resulted in an impairment charge of $1.0 million associated with a tradename no longer in use in our U.K. consumer business. Category declines in the European consumer markets during the 2006 season resulted in a decline in the profitability of the consumer component of our International business segment in fiscal 2006. As such, we undertook an interim impairment test for this business in the fourth quarter of fiscal 2006. After an evaluation, management reached the conclusion that the projections supporting fiscal 2006 first quarter impairment testing for the consumer component of our International business segment were unlikely to be met. As a result of this evaluation, we recorded a $65.4 million non-cash impairment charge, $62.3 million of which was associated with indefinite-lived tradenames that continue to be employed in the consumer portion of our International segment. The balance of the fiscal 2006 fourth quarter impairment charge was in our North America segment and consisted of $1.3 million for a Canadian tradename being phased out and $1.8 million related to goodwill of a pottery business we exited.

Other charges in fiscal 2007 relate to certain assets and ongoing monitoring and remediation costs associated with our turfgrass biotechnology program. Restructuring activities in fiscal 2006 and fiscal 2005 related primarily to organizational reductions associated with Project Excellence initiated in the third quarter of fiscal 2005. As a result of this program, approximately 110 associates accepted early retirement or were severed during the last four months of fiscal 2005. Approximately 110 additional associates exited in fiscal 2006.

Other Income, net

Other income, net was $11.5 million for fiscal 2007, $9.2 million for fiscal 2006, and $7.5 million for fiscal 2005. Royalty income amounted to $9.9 million in fiscal 2007 and $6.8 million in fiscal 2006. Other income in fiscal 2005 included a $4.1 million gain from a legal judgment.

Income from Operations

Income from operations in fiscal 2007 was $277.1 million compared to $252.5 million in fiscal 2006, an increase of $24.6 million. Both years were negatively impacted by impairment, restructuring and other charges that, if excluded, results in a decline of $13.1 million of income from operations in fiscal 2007 as compared to fiscal 2006. The adverse effects of weather on net sales growth coupled with a 40 basis point decline in gross profit and SG&A spending increases were the drivers behind this decline.

Income from operations in fiscal 2006 increased $51.6 million from fiscal 2005. Income from operations in fiscal 2006 was negatively impacted by $66.4 million from impairment charges and an additional $9.4 million of restructuring charges. Income from operations in fiscal 2005 was negatively impacted by the following charges: (1) $45.7 million related to the Roundup® deferred contribution charge; (2) a $22.0 million charge for impairment of U.K. intangibles; and (3) $26.3 million in restructuring charges. These were partially offset by $16.8 million of litigation related income. If these unusual factors were excluded from the year-over-year comparison, fiscal 2006 would show an 18% improvement over fiscal 2005. Higher net sales and Project Excellence savings, offset by a gross margin rate decline and growth in advertising spending, were the major contributors to the adjusted 18% growth in income from operations.

Interest Expense and Refinancing Activities

Interest expense in fiscal 2007 was $70.7 million compared to $39.6 in fiscal 2006. This increase in interest expense was attributable to an increase in borrowings resulting from the recapitalization transactions that were consummated during the second quarter of fiscal 2007, coupled with an increase in our weighted average interest rate resulting from our increased leverage and higher LIBOR rates in general. Average borrowings increased $422.5 million, and weighted average interest rates increased by 70 basis points, in fiscal 2007 as compared to the prior fiscal year. We also recorded $18.3 million in costs related to the refinancing undertaken to facilitate the recapitalization transactions.

Income Taxes

The effective tax rate for fiscal 2007 was 39.7% compared to 37.7% in fiscal 2006 and 36.5% in fiscal 2005. The increase in the effective tax rate for fiscal 2007 was due to the goodwill impairment charge which is not deductible for tax purposes. The effective tax rate in fiscal 2006 was higher than fiscal 2005 due to favorable settlements in fiscal 2005 related to prior year foreign tax audits. We anticipate the effective tax rate will be in the range of 36% to 37% for fiscal 2008.

Net Income and Earnings per Share

While income from operations increased $24.6 million over fiscal 2006, net income decreased from $132.7 million or $1.91 per diluted share in fiscal 2006 to $113.4 million or $1.69 per diluted share in fiscal 2007. Adverse weather conditions in North America negatively impacted net sales, particularly during the important month of April. Costs related to the refinancing, increased levels of debt, and a higher weighted average interest rate resulting from the recapitalization transactions coupled with a higher effective tax rate caused the decline. Average diluted shares outstanding decreased from 69.4 million in fiscal 2006 to 67.0 million in fiscal 2007, due to the modified “Dutch auction” tender offer that resulted in the repurchase of 4.5 million of our common shares, weighted for the period outstanding, as part of the recapitalization transactions consummated in the second quarter of fiscal 2007.

Net income increased from $100.6 million or $1.47 per diluted share in fiscal 2005 to $132.7 million or $1.91 per diluted share in fiscal 2006. As described in the “Income from Operations” discussion, the benefit from net sales growth and Project Excellence savings was offset by impairment and restructuring charges in fiscal 2006, while similar factors impacted fiscal 2005 along with the Roundup® deferred contribution charge. Average diluted shares outstanding increased from 68.6 million in fiscal 2005 to 69.4 million in fiscal 2006, due to option exercises and the impact on common share equivalents of a higher average share price, partially offset by the repurchase of our common shares under a share repurchase program approved by our Board of Directors in November 2005.

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

Net Sales by Segment (in millions)

	2007	2006	2005

North America	$1,988.3	$1,914.5	$1,668.1
Scotts LawnService®	230.5	205.7	159.8
International	469.8	408.5	430.3
Corporate & Other	184.0	169.2	159.6

Segment total	2,872.6	2,697.9	2,417.8
Roundup® deferred contribution charge	—	—	(45.7)
Roundup® amortization	(0.8)	(0.8)	(2.8)

	$2,871.8	$2,697.1	$2,369.3

Income from Operations by Segment (in millions)

	2007	2006	2005

North America	$375.4	$391.2	$355.4
Scotts LawnService®	11.3	15.6	13.1
International	35.0	28.5	34.3
Corporate & Other	(90.5)	(91.0)	(105.7)

Segment total	331.2	344.3	297.1
Roundup® deferred contribution charge	—	—	(45.7)
Roundup® amortization	(0.8)	(0.8)	(2.8)
Amortization	(15.3)	(15.2)	(14.8)
Impairment of intangibles and goodwill	(35.3)	(66.4)	(23.4)
Restructuring and other charges	(2.7)	(9.4)	(9.5)

	$277.1	$252.5	$200.9

North America

Segment net sales were $1.99 billion in fiscal 2007, an increase of 3.9% from fiscal 2006. Excluding the impact of acquisitions, net sales improved 2.5%, approximately 1.9% of which was a result of pricing. Adverse weather conditions for much of the core selling season disproportionately impacted the lawns business, which includes both fertilizers and grass seed, resulting in a 5.6% decline in net sales. The other core businesses were less impacted by the weather, with net sales in the gardening category (growing media and plant food) up 7.4% and Ortho® up 2.9%. Net sales in our wild bird food business improved 13.5% as we began to see success from the launch of Scotts® branded bird food at Wal*Mart, combined with significant pricing increases in the latter portion of fiscal 2007. The increase in net sales did not generate the gross margin improvement needed to offset the growth in advertising and other SG&A spending, with the result being a decline in segment operating income of $15.8 million or 4.0%.

For fiscal 2006, segment net sales were $1.91 billion, an increase of 14.8% from fiscal 2005. Excluding the impact of acquisitions, sales improved 7.9%, approximately 1.9% of which was a result of pricing. Each of the core businesses performed well, with lawns business up 10.5%, gardening up 16.0% benefiting from the very successful launch of Miracle-Gro® LiquaFeed®, and Ortho® net sales down 1.5% due to an unfavorable season for weed control products. The overall net sales growth and Project Excellence savings, offset by a gross margin rate decline and growth in advertising spending, led to an increase in segment operating income of $35.8 million or 10.1%.

Scotts LawnService®

Segment net sales increased 12.1% to $230.5 million for fiscal 2007. This revenue growth was primarily attributable to an 11.9% increase in average customer count. Approximately 3.6% of the revenue increase came from acquisitions completed in fiscal 2006 and fiscal 2007. The increase in sales and customer count in fiscal 2007 were lower than we expected. We believe the extended cold weather from mid-February through mid-April had a significant impact on the realized rate of growth. We further believe that relative to our core business, our service segment was more sensitive to the impact of broader economic factors on consumer spending.

Operating income for this segment decreased to $11.3 million from $15.6 million for fiscal 2006. The decrease in operating income was primarily attributable to higher planned SG&A spending to support higher volume and continued service improvements. Improved labor productivity helped to offset higher fertilizer and fuel costs, but revenue growth was not adequate to cover the higher levels of SG&A spending due to adverse weather conditions during the important late winter / early spring period.

For fiscal 2006, segment net sales increased $45.9 million or 28.7%. This growth in net sales came from increased customer counts and revenue per customer, strong customer retention, pricing to cover increased input costs, modest geographic expansion and the full year impact of acquisitions. Operating income for the segment increased $2.5 million or 19.1% in fiscal 2006. This increase was the result of revenue growth offset by investments in personnel and infrastructure to support future growth and service levels.

We continue to expand our Scotts LawnService® business through internal growth and, to a lesser extent, acquisitions. We invested $22.5 million of capital in lawn care acquisitions in fiscal 2007, and $4.4 million in fiscal 2006. Acquisitions had been a major factor in the growth of the lawn care business prior to fiscal 2004. While we expect to continue making selective acquisitions in future years, we anticipate the majority of the future growth in our lawn care business will be organic.

International

Net sales for the International segment in fiscal 2007 increased by 15.0% or $61.3 million compared to fiscal 2006. Excluding the effects of currency fluctuations, net sales increased 5.5%. This segment saw improvement in every major market, with our two largest markets, France and the United Kingdom, up 11% and 2% for the fiscal year, respectively, as measured in local currencies. Our international professional business also delivered consistent growth with a 9% increase in net sales from the prior year.

Net sales for the International segment in fiscal 2006 declined by 5.1% or $21.8 million compared to fiscal 2005. Excluding the effects of currency fluctuations, net sales declined 1.7%. The retail environment in Europe was challenging with category sales down in both the United Kingdom and France, our two largest European markets. We believe listing improvements had resulted in market share gains; however, these gains did not result in top line growth due to the category declines.

In fiscal 2007, International operating income increased $6.5 million or 22.8% as compared to fiscal 2006. A steady gross margin on higher net sales and tight control over growth in SG&A spending contributed to the increase. Operating income decreased $5.8 million or 16.9% in fiscal 2006, compared to fiscal 2005. Lower sales and gross margins were partially offset by reduced SG&A spending, resulting in the year-over-year decline.

Corporate & Other

The loss from operations in Corporate & Other was $90.5 million in fiscal 2007, $91.0 million in fiscal 2006, and $105.7 million in fiscal 2005. Spending at the Corporate level declined more than the numbers indicate for fiscal 2007, as fiscal 2006 benefited from the $10.1 million insurance recovery. Significant reductions in legal and Sarbanes-Oxley compliance costs in fiscal 2006 served to reduce the loss as compared to fiscal 2005, although a loss in our Smith & Hawken® business mitigated the impact of these cost reductions.

Management’s Outlook

We were satisfied with our financial performance in fiscal 2007 in light of the challenges caused by weather and macroeconomic pressures that affected our major retail partners. Despite these issues, we reported record net sales and improvement in consumer purchases of our products as measured by point-of-sale data provided by our major retail partners. In addition, net cash provided by operating activities less capital investments amounted to an impressive $192.6 million.

As we look to fiscal 2008, we expect that net income and earnings per share are likely to be in line with the results we reported in fiscal 2007. While we anticipate organic sales growth in our core North America segment, a moderating retail environment could result in lower growth rates in fiscal 2008 than we have reported in recent years. Additionally, the Company expects to make certain incremental strategic investments as well as report higher interest expense throughout fiscal 2008. Some of the increased spending in fiscal 2008 will be specifically focused on initiatives outlined in the “Strategic Initiatives” section of “ITEM 1. BUSINESS,” all of which are expected to increase operating profits over the long-term.

From a financial perspective, the Company remains focused on continuing to improve its Free Cash Flow and Return on Invested Capital (ROIC), both of which the Company believes are important drivers of shareholder value. Our regular quarterly dividend will allow us to continue to return funds to shareholders while maintaining our targeted capital structure and flexibility to pursue strategic acquisition opportunities.

For certain information concerning our risk factors, see “ITEM 1A. RISK FACTORS.”

Liquidity and Capital Resources

Operating Activities

Although net income plus noncash impairment charges, stock-based compensation expense, depreciation and amortization declined by $49.6 million from $281.8 in fiscal 2006 to $232.2 million in fiscal 2007, net cash provided from operating activities for fiscal 2007 increased by $64.2 million over fiscal 2006. Factors that negatively impacted operating cash flow in fiscal 2006 were the utilization of $63.9 million in cash plus $34.3 million in accounts payable to fund an increase of $98.2 million of accounts receivable and inventories. We undertook an inventory build in North America in the fourth quarter of fiscal 2006 to take advantage of a historical trough in urea costs and to increase the predictability of fiscal 2007 costs. Smith & Hawken® inventories also increased in fiscal 2006 as a result of a conscious early season effort to improve customer service; however, sales subsequently did not meet expectations. By comparison, there were only modest changes in outstanding amounts of accounts receivable, inventories, and accounts payable at the end of fiscal 2007 versus 2006. Fiscal 2006 also used $43.0 million of operating cash flows to fund the Roundup® deferred contribution payment in October 2005. Lastly, fiscal 2007 operating cash flow includes the add back of $18.3 million of financing costs related to the recapitalization that are reflected as a financing cost.

The seasonal nature of our operations generally requires cash to fund significant increases in working capital (primarily inventory) during the first half of the year. Receivables and payables also build substantially in the second quarter of the year in line with the timing of sales to support our retailers spring selling season. These balances liquidate during the June through September period as the lawn and garden season unwinds. Unlike our core retail business, Scotts LawnService® typically has its highest receivables balances in the fourth quarter because of the seasonal timing of customer applications and extra service revenues.

Investing Activities

Cash used in investing activities was $72.2 million and $174.1 million for fiscal 2007 and fiscal 2006, respectively. Our acquisitions of Gutwein, RMC, and certain brands and assets of Landmark Seed Company and Turf-Seed in fiscal 2006 were the primary drivers behind the spending for investing activities. No such acquisitions were undertaken in fiscal 2007, with acquisition activity restricted to our Scotts LawnService® business. Capital spending was consistent at $54.0 million in fiscal 2007 versus $57.0 million in fiscal 2006.

Financing Activities

Financing activities used cash of $158.8 million and $46.9 million in fiscal 2007 and fiscal 2006, respectively. Our recapitalization plan that was consummated during the second quarter of fiscal 2007 returned $750 million to shareholders. In addition, we repurchased all of our 6 5/8% senior subordinated notes in an aggregate principal amount of $200 million. These actions were financed by replacing, effective February 7, 2007, our prior revolving credit facility with new senior secured $2.15 billion multicurrency credit facilities that provide for revolving credit and term loans through February 7, 2012.

As noted earlier, in fiscal 2006, we began a program to return cash to our shareholders. We paid dividends of $33.5 million and repurchased $87.9 million of our common shares financed in part by a net increase in borrowings under our prior revolving credit facility of $55.2 million. Prior to fiscal 2006, our focus was on aggressively paying down debt and managing our borrowings to maximize the benefit of our improving capital structure and debt facilities. Proceeds from the exercise of employee stock options were $29.2 million in fiscal 2007 compared to $17.6 million in fiscal 2006.

Credit Agreements

Our primary sources of liquidity are cash generated by operations and borrowings under our credit agreements. In connection with the recapitalization transactions discussed in Note 2 to the Consolidated Financial Statements included in this Annual Report on Form 10-K, Scotts Miracle-Gro and certain of its subsidiaries entered into the following loan facilities totaling up to $2.15 billion in the aggregate: (a) a senior secured five-year term loan in the principal amount of $560 million and (b) a senior secured five-year revolving loan facility in the aggregate principal amount of up to $1.59 billion. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds sterling, Australian dollars and Canadian dollars. The new $2.15 billion senior secured credit facilities replaced the Company’s former

$1.05 billion senior credit facility. In addition, we used proceeds from the new senior secured credit facilities to repurchase all of our then outstanding 6 5/8% senior subordinated notes in an aggregate principal amount of $200 million. Under our current structure, we may request an additional $200 million in revolving credit and/or term credit commitments, subject to approval from our lenders. As of September 30, 2007, there was $1,098.1 million of availability under our new senior secured credit facilities. Note 10 to the Consolidated Financial Statements included in this Annual Report on Form 10-K provides additional information pertaining to our borrowing arrangements. We were in compliance with all of our debt covenants throughout fiscal 2007.

In April of fiscal 2007, we entered into a Master Accounts Receivable Purchase Agreement (the “MARP Agreement”) with a stated termination date of April 10, 2008, as permitted under our senior secured credit facilities. The MARP Agreement was entered into as it provides an interest rate savings as compared to borrowing under our new senior secured credit facilities. The MARP Agreement provides for the discounted sale, on a revolving basis, of accounts receivable generated by specified account debtors, with seasonally adjusted monthly aggregate limits ranging from $55 million to $300 million. The MARP Agreement also provides for specified account debtor sublimit amounts, which provide limits on the amount of receivables owed by individual account debtors that can be sold. The Company accounts for the sale of receivables under the MARP Agreement as short-term debt and continues to carry the receivables on its Consolidated Balance Sheet, in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Sales under the MARP Agreement at September 30, 2007 were $64.4 million.

At September 30, 2007, the Company had outstanding interest rate swaps with major financial institutions that effectively converted a portion of our variable-rate debt denominated in the Euro, British pound and U.S. dollar to a fixed rate. The swap agreements have a total U.S. dollar equivalent notional amount of $720.0 million. The terms, expiration dates and rates of these swaps are shown in the table below.

	Notional
	Amount in		Expiration	Fixed
Currency	USD	Term	Date	Rate

British pound	$59.0	3 years	11/17/2008	4.76%
Euro	61.0	3 years	11/17/2008	2.98%
U.S. dollar	200.0	2 years	3/31/2009	4.90%
U.S. dollar	200.0	3 years	3/31/2010	4.87%
U.S. dollar	200.0	5 years	2/14/2012	5.20%

Our primary sources of liquidity are cash generated by operations and borrowings under our credit facilities. We believe our credit facilities will continue to provide the Company with the capacity to pursue targeted, strategic acquisitions that leverage our core competencies.

Judicial and Administrative Proceedings

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

Contractual Obligations and off-Balance Sheet Arrangements

The following table summarizes our future cash outflows for contractual obligations as of September 30, 2007 (in millions):

		Payments Due by Period
					More than
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	5 years

Long-term debt obligations	$1,117.8	$86.4	$244.4	$783.0	$4.0
Operating lease obligations	194.2	37.5	58.3	43.0	55.4
Purchase obligations	569.2	292.0	211.6	58.1	7.5
Other, primarily retirement plan obligations	50.7	16.8	7.5	7.8	18.6

Total contractual cash obligations	$1,931.9	$432.7	$521.8	$891.9	$85.5

Purchase obligations primarily represent outstanding purchase orders for materials used in the Company’s manufacturing processes. Purchase obligations also include commitments for warehouse services, seed, and out-sourced information services which comprise the unconditional purchase obligations disclosed in Note 16 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Other includes actuarially determined retiree benefit payments and pension funding to comply with local funding requirements. Pension funding requirements beyond fiscal 2008 are not currently determinable. The above table excludes interest payments, and insurance accruals as the Company is unable to estimate the timing of the payment for these items.

The Company has no off-balance sheet financing arrangements.

In our opinion, cash flows from operations and capital resources will be sufficient to meet debt service and working capital needs during fiscal 2008, and thereafter for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control.

Environmental Matters

We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial position, results of operations or cash flows. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in “ITEM 1. BUSINESS — Environmental and Regulatory Considerations,” “ITEM 1. BUSINESS — Regulatory Actions” and “ITEM 3. LEGAL PROCEEDINGS” of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Certain accounting policies are particularly significant, including those related to revenue recognition, goodwill and intangibles, certain employee benefits, and income taxes. We believe these accounting policies, and others set forth in Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K, should be reviewed as they are integral to understanding our results of operations and financial position. Our critical accounting policies are reviewed periodically with the Audit Committee of our Board of Directors.

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

Revenue Recognition and Promotional Allowances

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

Long-lived Assets, including Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Depreciation of property, plant, and equipment is provided on the straight-line method and is based on the estimated useful economic lives of the assets. Intangible assets with finite lives, and therefore subject to amortization, include technology (e.g. patents), customer relationships and certain tradenames. These intangible assets are being amortized on the straight-line method over periods typically ranging from 10 to 25 years. The Company reviews long-lived assets whenever circumstances change such that the indicated recorded value of an asset may not be recoverable.

Goodwill and Indefinite-lived Intangible Assets

We have significant investments in intangible assets and goodwill. Whenever changing conditions warrant, we review the assets that may be affected for realization. At least annually, we review goodwill and indefinite-lived intangible assets for impairment. As discussed in the Results of Operations section of this MD&A, during the third quarter of fiscal 2007, the Company changed the timing of its annual goodwill impairment testing from the last day of our fiscal first quarter to the first day of our fiscal fourth quarter. The review for impairment of intangibles and goodwill is primarily based on our estimates of discounted future cash flows, which are based upon budgets and longer-range strategic plans. These budgets and plans are used for internal purposes and are also the basis for communication with outside parties about future business trends. While we believe the assumptions we use to estimate future cash flows are reasonable, there can be no assurance that the expected future cash flows will be realized. As a result, impairment charges that possibly should have been recognized in earlier periods may not be recognized until later periods if actual results deviate unfavorably from earlier estimates. An asset’s value is deemed impaired if the discounted cash flows or earnings projections generated do not substantiate the carrying value of the asset. The estimation of such amounts requires management judgment with respect to revenue and expense growth rates, changes in working capital and selection of an appropriate discount rate, as applicable. The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change impairment determinations.

Related to our annual impairment review of indefinite-lived trade names and goodwill, fair values were determined using discounted cash flow models involving several assumptions. Changes in our assumptions could materially impact our fair value estimates. Assumptions critical to our fair value estimates were: (i) present value factors used in determining the fair value of the reporting units and trade names; (ii) royalty rates used in our trade name valuations; (iii) projected average revenue growth rates used in the reporting unit and trade name models; and (iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances.

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

Contingencies

As described more fully in Note 17 to the Consolidated Financial Statements included in this Annual Report on Form 10-K, we are involved in significant environmental and legal matters, which have a high degree of uncertainty associated with them. We continually assess the likely outcomes of these matters and the adequacy of amounts, if any, provided for their resolution. There can be no assurance that the ultimate outcomes will not differ materially from our assessment of them. There can also be no assurance that all matters that may be brought against us are known at any point in time.

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

Accruals for Self-Insurance

We maintain insurance for certain risks, including workers’ compensation, general liability and vehicle liability, and are self-insured for employee-related health care benefits. We establish reserves for losses based on our claims experience and industry actuarial estimates of the ultimate loss amount inherent in the claims, including losses for claims incurred but not reported. Our estimate of self-insured liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses.

Other Significant Accounting Policies

Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed above, are also critical to understanding the consolidated financial statements. The Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K contain additional information related to our accounting policies, including recent accounting pronouncements, and should be read in conjunction with this discussion.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As part of our ongoing business, we are exposed to certain market risks, including fluctuations in interest rates, foreign currency exchange rates and commodity prices. Financial derivative and other instruments are used to manage these risks. These instruments are not used for speculative purposes.

Interest Rate Risk

The Company had variable-rate debt instruments outstanding at September 30, 2007 and 2006 that are impacted by changes in interest rates. As a means of managing our interest rate risk on these debt instruments, the Company enters into interest rate swap agreements to effectively convert certain variable-rate debt obligations to fixed rates.

At September 30, 2007, the Company had outstanding interest rate swaps with major financial institutions that effectively convert a portion of our variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $720.0 million. At September 30, 2006, the Company had outstanding interest rate swaps with major financial institutions that effectively converted a portion of our British pound (GBP) and Euro denominated variable-rate debt to a fixed rate. The swap agreements have a total U.S. dollar equivalent notional amount of $120.0 million with three-year terms expiring November 2008. Under the terms of these swaps, we paid fixed rates of 2.98% on Euro denominated swaps and 4.76% on GBP denominated swaps.

The following table summarizes information about our derivative financial instruments and debt instruments that are sensitive to changes in interest rates as of September 30, 2007 and 2006. For debt instruments, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents expected cash flows based on notional amounts and weighted-average interest rates by contractual maturity dates. Weighted-average variable rates are based on implied forward rates in the yield curve at September 30, 2007 and 2006. A change in our variable interest rate of 1% would have a $4.3 million impact on interest expense assuming the $434.0 million of our variable-rate debt that had not been hedged via an interest rate swap at September 30, 2007 was outstanding for the entire fiscal year. The information is presented in U.S. dollars (in millions):

	Expected Maturity Date						Fair
2007	2008	2009	2010	2011	After	Total	Value

Long-term debt:
Variable rate debt	$82.6	$84.0	$154.0	$193.2	$578.4	$1,092.2	$1,092.2
Average rate	6.5%	6.5%	6.5%	6.5%	6.5%	6.5%	—
Interest rate derivatives:
Interest rate swaps based on U.S. Dollar, Euro and GBP LIBOR	$1.9	$(0.9)	$(1.4)	$—	$(3.7)	$(4.1)	$(4.1)
Average rate	3.87%	4.90%	4.87%	—	5.20%	4.71%	—

	Expected Maturity Date				Fair
2006	2008	2010	After	Total	Value

Long-term debt:
Fixed rate debt		$—	$200.0	$200.0	$194.0
Average rate		—	6.625%	6.625%	—
Variable rate debt		$253.8	$—	$253.8	$253.8
Average rate		4.4%	—	4.4%	—
Interest rate derivatives:
Interest rate swaps based on Euro and GBP LIBOR	$1.3	$—	$—	$1.3	$1.3
Average rate	3.87%	—	—	3.87%	—

Excluded from the information provided above are $25.6 million and $27.4 million at September 30, 2007 and 2006, respectively, of miscellaneous debt instruments.

Other Market Risks

Our market risk associated with foreign currency rates is not considered to be material. Through fiscal 2007, we had only minor amounts of transactions that were denominated in currencies other than the currency of the country of origin. We use foreign currency swap contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in U.S. dollars. At September 30, 2007, the notional amount of outstanding contracts was $101.5 million with a fair value of $(1.3) million. At September 30, 2006, the notional amount of outstanding contracts was $66.7 million with a fair value of $0.4 million. We are subject to market risk from fluctuating market prices of certain raw materials, including urea, resins, grass seed, and wild bird food components. Our objectives surrounding the procurement of these materials are to ensure continuous supply and to minimize costs. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. In addition, we have entered into arrangements to partially mitigate the effect of fluctuating direct and indirect fuel costs on our North America and Scotts LawnService® businesses and hedged a portion of our urea needs for fiscal 2008. We had outstanding a strip of collars for approximately 0.5 million and 3.2 million gallons of fuel with fair values of $0 and $0.2 million at September 30, 2007 and 2006, respectively. We also had hedging arrangements for 45,000 and 69,000 aggregate tons of urea at September 30, 2007 and 2006, respectively. The fair value of the 45,000 aggregate tons at September 30, 2007 was $1.0 million, while the fair value of the 69,000 aggregate tons at September 30, 2006 was $o.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and other information required by this Item are contained in the consolidated financial statements, notes thereto and schedule listed in the “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 53 of this Annual Report on Form 10-K herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the principal executive officer and the principal financial officer of The Scotts Miracle-Gro Company (the “Registrant”), the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the fiscal year covered by this

Annual Report on Form 10-K. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that:

•	information required to be disclosed by the Registrant in this Annual Report on Form 10-K and the other reports that the Registrant files or submits under the Exchange Act would be accumulated and communicated to the Registrant’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•	information required to be disclosed by the Registrant in this Annual Report on Form 10-K and the other reports that the Registrant files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	the Registrant’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

The “Annual Report of Management on Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 54 of this Annual Report on Form 10-K.

Attestation Report of Independent Registered Public Accounting Firm

The “Report of Independent Registered Public Accounting Firm” required by Item 308(b) of SEC Regulation S-K is included on page 56 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of The Scotts Miracle-Gro Company (“Scotts Miracle-Gro” or the “Registrant”) and the nominees for re-election as directors of Scotts Miracle-Gro at the Annual Meeting of Shareholders to be held on January 31, 2008 (the “2008 Annual Meeting”) is incorporated herein by reference from the disclosure which will be included under the caption “ELECTION OF DIRECTORS” in Scotts Miracle-Gro’s definitive Proxy Statement relating to the 2008 Annual Meeting (“Scotts Miracle-Gro’s Definitive Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Scotts Miracle-Gro’s fiscal year ended September 30, 2007.

The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Scotts Miracle-Gro is incorporated herein by reference from the disclosure included under the caption “SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT” in Part I of the Annual Report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in Scotts Miracle-Gro’s Definitive Proxy Statement.

Procedures for Recommending Director Nominees

The information required by Item 407(c)(3) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “CORPORATE GOVERNANCE — Nominations of Directors” and “MEETINGS AND COMMITTEES OF THE BOARD — Committees of the Board — Governance and Nominating Committee” in Scotts Miracle-Gro’s Definitive Proxy Statement.

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “MEETINGS AND COMMITTEES OF THE BOARD — Committees of the Board — Audit Committee” in Scotts Miracle-Gro’s Definitive Proxy Statement.

Committee Charters; Code of Business Conduct and Ethics; Corporate Governance Guidelines

The Board of Directors of the Registrant has adopted charters for each of the Audit Committee, the Governance and Nominating Committee, the Compensation and Organization Committee, the Finance Committee and the Innovation & Technology Committee.

In accordance with the requirements of Section 303A.10 of the New York Stock Exchange’s Listed Company Manual, the Board of Directors of the Registrant has adopted a Code of Business Conduct and Ethics covering the members of the Registrant’s Board of Directors and associates (employees) of the Registrant and its subsidiaries, including, without limitation, the Registrant’s principal executive officer, principal financial officer and principal accounting officer. The Registrant intends to disclose the following events, if they occur, on its Internet website located at http://investor.scotts.com within four business days following their occurrence: (A) the date and nature of any amendment to a provision of Scotts Miracle-Gro’s Code of Business Conduct and Ethics that (i) applies to the Registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the code of ethics definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver) of any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics to the Registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, that relates to one or more of the elements of the code of ethics definition set forth in Item 406(b) of SEC Regulation S-K.

The text of the Code of Business Conduct and Ethics, the Registrant’s Corporate Governance Guidelines, the Audit Committee charter, the Governance and Nominating Committee charter, the Compensation and Organization Committee charter, the Finance Committee charter and the Innovation & Technology Committee charter are posted under the “governance” link on the Registrant’s Internet website located at http://investor.scotts.com. Interested persons may also obtain copies of each of these documents without charge by writing to The Scotts Miracle-Gro Company, Attention: Corporate Secretary, 14111 Scottslawn Road, Marysville, Ohio 43041. In addition, a copy of the Code of Business Conduct and Ethics, as amended on November 2, 2006, is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure which will be included under the captions “EXECUTIVE COMPENSATION” and “NON-EMPLOYEE DIRECTOR COMPENSATION” in Scotts Miracle-Gro’s Definitive Proxy Statement.

The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “MEETINGS AND COMMITTEES OF THE BOARD — Committees of the Board — Compensation and Organization Committee Interlocks and Insider Participation” in Scotts Miracle-Gro’s Definitive Proxy Statement.

The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “COMPENSATION AND ORGANIZATION COMMITTEE REPORT” in Scotts Miracle-Gro’s Definitive Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Common Shares of Scotts Miracle-Gro

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “BENEFICIAL OWNERSHIP OF SECURITIES OF THE COMPANY” in Scotts Miracle-Gro’s Definitive Proxy Statement.

Equity Compensation Plan Information

The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “EQUITY COMPENSATION PLAN INFORMATION” in Scotts Miracle-Gro’s Definitive Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure which will be included under the captions “ELECTION OF DIRECTORS,” “BENEFICIAL OWNERSHIP OF SECURITIES OF THE COMPANY” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in Scotts Miracle-Gro’s Definitive Proxy Statement.

Director Independence

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure which will be included under the captions “CORPORATE GOVERNANCE — Director Independence” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in Scotts Miracle-Gro’s Definitive Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the disclosure which will be included under the captions “AUDIT COMMITTEE MATTERS — Fees of the Independent

Registered Public Accounting Firm” and “AUDIT COMMITTEE MATTERS — Pre-Approval of Services Performed by the Independent Registered Public Accounting Firm” in Scotts Miracle-Gro’s Definitive Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

1 and 2. Financial Statements and Financial Statement Schedule:

The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K. Reference is made to the “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 53 herein.

3. Exhibits:

The exhibits listed on the “Index to Exhibits” beginning on page 102 of this Annual Report on Form 10-K are filed with this Annual Report on Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits.” The following table provides certain information concerning each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K or incorporated herein by reference.

MANAGEMENT CONTRACTS AND COMPENSATORY PLANS AND ARRANGEMENTS

Exhibit
No.	Description	Location

10(a)(1)	The O.M. Scott & Sons Company Excess Benefit Plan, effective October 1, 1993	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993 of The Scotts Company, a Delaware corporation (File No. 0-19768) [Exhibit 10(h)]
10(a)(2)	First Amendment to The O.M. Scott & Sons Company Excess Benefit Plan, effective as of January 1, 1998	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 2001 of The Scotts Company, an Ohio corporation (“Scotts”) (File No. 1-13292) [Exhibit 10(a)(2)]
10(a)(3)	Second Amendment to The O.M. Scott & Sons Company Excess Benefit Plan, effective as of January 1, 1999	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(a)(3)]
10(a)(4)	Third Amendment to The O.M. Scott & Sons Company Excess Benefit Plan, effective as of March 18, 2005 (amended title of plan to be The Scotts Company LLC Excess Benefit Plan)	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 of The Scotts Miracle-Gro Company (the “Registrant”) (File No. 1-13292) [Exhibit 10(CC)]
10(b)(1)	The Scotts Company LLC Executive/Management Incentive Plan (as approved by the shareholders of The Scotts Miracle-Gro Company on January 26, 2006)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-13292) [Exhibit 10.4]
10(b)(2)	The Scotts Company LLC Amended and Restated Executive/Management Incentive Plan (effective as of November 7, 2007)	*
10(c)(1)	Specimen form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive/Management Incentive Plan)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 (File No. 1-13292) [Exhibit 10.1]
10(c)(2)	Executive Officers of The Scotts Miracle-Gro Company who are parties to form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive/Management Incentive Plan)	*

Exhibit
No.	Description	Location

10(d)(1)	The Scotts Company 1996 Stock Option Plan (as amended through May 15, 2000)	Incorporated herein by reference to Scotts’ Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2000 (File No. 1-13292) [Exhibit 10(d)]
10(d)(2)	The Scotts Company 1996 Stock Option Plan (2002 Amendment)	Incorporated herein by reference to Scotts’ Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2002 (File No. 1-13292) [Exhibit 10(d)(i)]
10(d)(3)	Amendment to The Scotts Company 1996 Stock Option Plan — 2005 Amendment, effective as of March 18, 2005 (amended title of plan to be The Scotts Miracle-Gro Company 1996 Stock Option Plan)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 (File No. 1-13292) [Exhibit 10(z)]
10(d)(4)	The Scotts Miracle-Gro Company Amended and Restated 1996 Stock Option Plan (effective as of October 30, 2007)	*
10(e)	Form of 1996 Stock Option Plan Stock Option Agreement — Non-Qualified Stock Option	Incorporated herein by reference to Scotts’ Current Report on Form 8-K filed November 19, 2004 (File No. 1-13292) [Exhibit 10.7]
10(f)	Specimen form of Stock Option Agreement (as amended through October 23, 2001) for Non-Qualified Stock Options granted to employees under The Scotts Company 1996 Stock Option Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 1996 Stock Option Plan), French specimen	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(f)]
10(g)(1)	The Scotts Company Executive Retirement Plan	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 1-11593) [Exhibit 10(j)]
10(g)(2)	First Amendment to The Scotts Company Executive Retirement Plan, effective as of January 1, 1999	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(g)(2)]
10(g)(3)	Second Amendment to The Scotts Company Executive Retirement Plan, effective as of January 1, 2000	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(g)(3)]
10(g)(4)	Third Amendment to The Scotts Company Executive Retirement Plan, effective as of January 1, 2003	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 1-13292) [Exhibit 10(g)(4)]

Exhibit
No.	Description	Location

10(g)(5)	Fourth Amendment to The Scotts Company Executive Retirement Plan, effective as of January 1, 2004	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (File No. 1-13292) [Exhibit 10(g)(5)]
10(g)(6)	Fifth Amendment to The Scotts Company Executive Retirement Plan, effective as of March 18, 2005 (amended title of plan to be The Scotts Company LLC Executive Retirement Plan)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 (File No. 1-13292) [Exhibit 10(DD)]
10(h)	Employment Agreement, dated as of May 19, 1995, between The Scotts Company and James Hagedorn	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (File No. 1-11593) [Exhibit 10(p)]
10(i)(1)	Letter agreement, dated June 8, 2000, between The Scotts Company and Patrick J. Norton	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 1-13292) [Exhibit 10(q)]
10(i)(2)	Letter agreement, dated November 5, 2002, and accepted by Mr. Norton on November 22, 2002, pertaining to the terms of employment of Patrick J. Norton through December 31, 2005, and superseding certain provisions of the letter agreement, dated June 8, 2000, between The Scotts Company and Mr. Norton	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 1-13292) [Exhibit 10(q)]
10(i)(3)	Letter of Extension, dated October 25, 2005, between The Scotts Miracle-Gro Company and Patrick J. Norton	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 14, 2005 (File No. 1-13292) [Exhibit 10.3]
10(j)(1)	The Scotts Company 2003 Stock Option and Incentive Equity Plan (as approved by shareholders of The Scotts Company on January 30, 2003)	Incorporated herein by reference to Scotts’ Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2002 (File No. 1-13292) [Exhibit 10(w)]
10(j)(2)	First Amendment to The Scotts Company 2003 Stock Option and Incentive Equity Plan, effective as of March 18, 2005 (amended title of plan to be The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 (File No. 1-13292) [Exhibit 10(AA)]
10(j)(3)	The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan (effective as of October 30, 2007)	*

Exhibit
No.	Description	Location

10(k)(1)	Specimen form of Award Agreement for Nondirectors used to evidence Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock and Performance Shares which may be granted under The Scotts-Miracle Gro Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-13292) [Exhibit 10(u)]
10(k)(2)	Form of letter agreement amending Restricted Stock awards granted under The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan, as amended (effective as of October 30, 2007)	*
10(l)	Specimen form of Award Agreement for Directors used to evidence Nonqualified Stock Options granted under The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-13292) [Exhibit 10(v)]
10(m)	Employment Agreement effective as of October 1, 2007, between The Scotts Company LLC and Barry W. Sanders	*
10(n)	Employment Agreement effective as of July 1, 2001, between The Scotts Company LLC and Claude Lopez [English Translation — Original in French]	*
10(o)	Employment Agreement for Christopher Nagel, entered into effective as of October 1, 2006, by and between Christopher Nagel and The Scotts Miracle-Gro Company (voluntarily terminated effective July 18, 2007)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 7, 2006 (File No. 1-13292) [Exhibit 10.1]
10(p)	The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan Award Agreement for Employees, evidencing Restricted Stock Award of 38,000 Restricted Stock Awarded to Christopher Nagel on October 1, 2006 by The Scotts Miracle-Gro Company (forfeited as a result of voluntary termination effective July 18, 2007)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 7, 2006 (File No. 1-13292) [Exhibit 10.2]
10(q)	Separation Agreement and General Release, entered into and effective as of July 18, 2007, by and between The Scotts Miracle-Gro Company and Christopher L. Nagel	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed July 18, 2007 (File No. 1-13292) [Exhibit 10.1]
10(r)(1)	The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (as approved by the shareholders of The Scotts Miracle-Gro Company on January 26, 2006)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-13292) [Exhibit 10.2]
10(r)(2)	The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (effective as of October 30, 2007)	*

Exhibit
No.	Description	Location

10(s)	Specimen form of Award Agreement used to evidence Time-Based Nonqualified Stock Options for Non-Employee Directors under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-13292) [Exhibit 10.3]
10(t)(1)	Specimen form of Award Agreement used to evidence awards of Restricted Stock Units, Performance Shares, Nonqualified Stock Options, Incentive Stock Options, Restricted Stock and Stock Appreciation Rights which may be granted under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan), used prior to October 30, 2007	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 1-13292) [Exhibit 10(b)]
10(t)(2)	Form of letter agreement amending Restricted Stock awards granted under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan, as amended (effective as of October 30, 2007)	*
10(t)(3)	Specimen form of Nonqualified Stock Option Award Agreement for Employees to evidence grants of Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company [Amended and Restated] 2006 Long-Term Incentive Plan (used after October 30, 2007)	*
10(t)(4)	Specimen form of Restricted Stock Award Agreement for Employees to evidence grants of Restricted Stock which may be made under The Scotts Miracle-Gro Company [Amended and Restated] 2006 Long-Term Incentive Plan (used after October 30, 2007)	*
10(t)(5)	Specimen form of Performance Share Award Agreement for Employees (with Related Dividend Equivalents) to evidence grants of Performance Shares which may be made under The Scotts Miracle-Gro Company [Amended and Restated] 2006 Long-Term Incentive Plan (used after October 30, 2007)	*
10(u)	Specimen form of Award Agreement for Third Party Service Providers used to evidence awards which may be granted under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) to third party service providers	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 (File No. 1-13292) [Exhibit 10.3]
10(v)	Specimen form of Award Agreement for Employees used to evidence Nonqualified Stock Options, Restricted Stock and Restricted Stock Units which may be granted under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) (Standard International Specimen covering Australian, Canadian and The Netherlands)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2006 (File No. 1-13292) [Exhibit 10.1]

Exhibit
No.	Description	Location

10(w)	Specimen form of Award Agreement for Employees used to evidence Stock Options, Restricted Stock and Restricted Stock Units which may be granted under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) (Austrian Specimen)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2006 (File No. 1-13292) [Exhibit 10.2]
10(x)	Specimen form of Award Agreement for Employees used to evidence Nonqualified Stock Options which may be granted under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) (Belgian Specimen)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2006 (File No. 1-13292) [Exhibit 10.3]
10(y)	Specimen form of Award Agreement for Employees used to evidence Nonqualified Stock Options, Restricted Stock, Restricted Stock Units and Performance Shares which may be granted under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) (French Specimen)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2006 (File No. 1-13292) [Exhibit 10.4]
10(z)	Specimen form of Award Agreement for Employees used to evidence Nonqualified Stock Options which may be granted under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) (German Specimen)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2006 (File No. 1-13292) [Exhibit 10.5]
10(aa)	Specimen form of Award Agreement for Employees used to evidence Nonqualified Stock Options which may be granted under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) (Polish Specimen)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2006 (File No. 1-13292) [Exhibit 10.6]
10(bb)	Specimen form of Award Agreement for United Kingdom Employees used to evidence Nonqualified Stock Options, Restricted Stock and Restricted Stock Units which may be granted under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) (United Kingdom Specimen)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2006 (File No. 1-13292) [Exhibit 10.7]
10(cc)	The Scotts Miracle-Gro Company Discounted Stock Purchase Plan (As Amended and Restated as of January 26, 2006; Reflects 2-for-1 Stock Split Distributed on November 9, 2005)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-13292) [Exhibit 10.1]
10(dd)	Summary of Compensation for Directors of The Scotts Miracle-Gro Company	*
10(ee)	Separation Agreement and General Release, entered into and effective as of July 17, 2007 by and between The Scotts Miracle-Gro Company and David M. Aronowitz	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed July 17, 2007 (File No. 1-13292) [Exhibit 10.1]

*	Filed herewith.

(b)	EXHIBITS

The exhibits listed on the “Index to Exhibits” beginning on page 102 of this Annual Report on Form 10-K are filed with this Annual Report on Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits”.

(c)	FINANCIAL STATEMENT SCHEDULE

The financial statement schedule filed with this Annual Report on Form 10-K is submitted in a separate section hereof. For a description of such financial statement schedule, see “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 53 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY
Dated: November 29, 2007	By: /s/ James Hagedorn James Hagedorn, President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark R. Baker* Mark R. Baker	Director	November 29, 2007

/s/ Gordon F. Brunner* Gordon F. Brunner	Director	November 29, 2007

/s/ Arnold W. Donald* Arnold W. Donald	Director	November 29, 2007

/s/ David C. Evans David C. Evans	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 29, 2007

/s/ Joseph P. Flannery* Joseph P. Flannery	Director	November 29, 2007

/s/ James Hagedorn James Hagedorn	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	November 29, 2007

/s/ Thomas N. Kelly Jr.* Thomas N. Kelly Jr.	Director	November 29, 2007

/s/ Katherine Hagedorn Littlefield* Katherine Hagedorn Littlefield	Director	November 29, 2007

/s/ Karen G. Mills* Karen G. Mills	Director	November 29, 2007

/s/ Nancy G. Mistretta* Nancy G. Mistretta	Director	November 29, 2007

/s/ Patrick J. Norton* Patrick J. Norton	Director	November 29, 2007

Signature	Title	Date

/s/ Stephanie M. Shern* Stephanie M. Shern	Director	November 29, 2007

/s/ John S. Shiely* John S. Shiely	Director	November 29, 2007

*	The undersigned, by signing his name hereto, does hereby sign this Report on behalf of each of the directors of the Registrant identified above pursuant to Powers of Attorney executed by the directors identified above, which Powers of Attorney are filed with this Report as exhibits.

By:	/s/ David C. Evans
David C. Evans, Attorney-in-Fact

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

Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

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

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2007, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. We reviewed the results of management’s assessment with the Audit Committee of The Scotts Miracle-Gro Company.

Our independent registered public accounting firm, Deloitte & Touche LLP, independently audited our internal control over financial reporting and has issued their report which appears herein.

/s/ James Hagedorn	/s/ David C. Evans
James Hagedorn	David C. Evans
President, Chief Executive Officer	Executive Vice President
and Chairman of the Board	and Chief Financial Officer
Dated: November 29, 2007	Dated: November 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Scotts Miracle-Gro Company
Marysville, Ohio

We have audited the accompanying consolidated balance sheets of The Scotts Miracle-Gro Company and Subsidiaries (the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements on September 30, 2007 the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 29, 2007 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Columbus, Ohio
November 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Scotts Miracle-Gro Company
Marysville, Ohio

We have audited the internal control over financial reporting of The Scotts Miracle-Gro Company and Subsidiaries (the “Company”) as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2007 of the Company and our report dated November 29, 2007 expressed an unqualified opinion on those financial statements, and included an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans on September 30, 2007.

/s/ Deloitte & Touche LLP

Columbus, Ohio
November 29, 2007

The Scotts Miracle-Gro Company
Consolidated Statements of Operations
for the fiscal years ended September 30, 2007, 2006 and 2005
(in millions, except per share data)

	2007	2006	2005

Net sales	$2,871.8	$2,697.1	$2,369.3
Cost of sales	1,867.3	1,741.1	1,509.2
Restructuring and other charges	—	0.1	(0.3)

Gross profit	1,004.5	955.9	860.4
Operating expenses:
Selling, general and administrative	700.9	636.9	633.8
Impairment, restructuring and other charges	38.0	75.7	33.2
Other income, net	(11.5)	(9.2)	(7.5)

Income from operations	277.1	252.5	200.9
Costs related to refinancings	18.3	—	1.3
Interest expense	70.7	39.6	41.5

Income before income taxes	188.1	212.9	158.1
Income taxes	74.7	80.2	57.7

Income from continuing operations	113.4	132.7	100.4
Income from discontinued operations	—	—	0.2

Net income	$113.4	$132.7	$100.6

Basic earnings per common share:
Income from continuing operations	$1.74	$1.97	$1.51
Income from discontinued operations	—	—	—

Net income	$1.74	$1.97	$1.51

Diluted earnings per common share:
Income from continuing operations	$1.69	$1.91	$1.47
Income from discontinued operations	—	—	—

Net income	$1.69	$1.91	$1.47

See Notes to Consolidated Financial Statements.

The Scotts Miracle-Gro Company
Consolidated Statements of Cash Flows
for the fiscal years ended September 30, 2007, 2006 and 2005
(in millions)

	2007	2006	2005

OPERATING ACTIVITIES
Net income	$113.4	$132.7	$100.6
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment and other charges	38.0	66.4	23.4
Costs related to refinancings	18.3	—	1.3
Stock-based compensation expense	13.3	15.7	10.7
Depreciation	51.4	51.0	49.6
Amortization	16.1	16.0	17.6
Deferred taxes	6.3	(0.4)	(13.6)
Gain on sale of property, plant and equipment	(0.4)	(0.5)	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(4.2)	(37.6)	(37.9)
Inventories	13.2	(60.6)	(15.8)
Prepaid and other current assets	(6.9)	(3.6)	8.1
Accounts payable	(3.5)	34.3	10.3
Accrued taxes and liabilities	(2.0)	(33.4)	27.9
Restructuring reserves	(5.0)	(9.2)	10.3
Other non-current items	6.8	2.0	6.6
Other, net	(8.2)	9.6	27.6

Net cash provided by operating activities	246.6	182.4	226.7

INVESTING ACTIVITIES
Redemption of available for sale securities	—	—	57.2
Proceeds from sale of property, plant and equipment	0.5	1.3	—
Investment in property, plant and equipment	(54.0)	(57.0)	(40.4)
Investments in acquired businesses, net of cash acquired	(18.7)	(118.4)	(77.7)

Net cash used in investing activities	(72.2)	(174.1)	(60.9)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	2,519.2	746.9	924.2
Repayments under revolving and bank lines of credit and term loans	(1,710.5)	(691.7)	(736.4)
Repayment of term loans	—	—	(399.0)
Repayment of 6 5/8% senior subordinated notes	(209.6)	—	—
Financing and issuance fees	(13.0)	—	(3.6)
Dividends paid	(543.6)	(33.5)	(8.6)
Payments on sellers notes	(2.7)	(4.5)	(6.9)
Purchase of common shares	(246.8)	(87.9)	—
Excess tax benefits from share-based payment arrangements	19.0	6.2	—
Cash received from exercise of stock options	29.2	17.6	32.2
Proceeds from termination of interest rate swaps	—	—	2.9

Net cash used in financing activities	(158.8)	(46.9)	(195.2)

Effect of exchange rate changes	4.2	6.5	(6.0)

Net increase (decrease) in cash	19.8	(32.1)	(35.4)
Cash and cash equivalents, beginning of year	48.1	80.2	115.6

Cash and cash equivalents, end of year	$67.9	$48.1	$80.2

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of interest capitalized	(75.9)	(38.2)	(39.9)
Income taxes paid	(65.2)	(60.3)	(64.0)

See Notes to Consolidated Financial Statements.

The Scotts Miracle-Gro Company
Consolidated Balance Sheets
September 30, 2007 and 2006
(in millions except per share data)

	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$67.9	$48.1
Accounts receivable, less allowances of $11.4 in 2007 and $11.3 in 2006	248.3	380.4
Accounts receivable pledged	149.5	—
Inventories, net	405.9	409.2
Prepaid and other assets	127.7	104.3

Total current assets	999.3	942.0
Property, plant and equipment, net	365.9	367.6
Goodwill	462.9	458.1
Intangible assets, net	418.8	424.7
Other assets	30.3	25.2

Total assets	$2,277.2	$2,217.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$86.4	$6.0
Accounts payable	202.5	200.4
Accrued liabilities	286.8	269.1
Accrued taxes	10.9	20.7

Total current liabilities	586.6	496.2
Long-term debt	1,031.4	475.2
Other liabilities	179.9	164.5

Total liabilities	1,797.9	1,135.9

Commitments and contingencies (Notes 15, 16 and 17)
Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share; shares issued and outstanding of 64.1 in 2007 and 66.6 in 2006	480.3	509.1
Retained earnings	260.5	690.7
Treasury shares, at cost; 4.0 shares in 2007 and 1.5 shares in 2006	(219.5)	(66.5)
Accumulated other comprehensive loss	(42.0)	(51.6)

Total shareholders’ equity	479.3	1,081.7

Total liabilities and shareholders’ equity	$2,277.2	$2,217.6

See Notes to Consolidated Financial Statements.

The Scotts Miracle-Gro Company
Consolidated Statements of Shareholders’ Equity
for the fiscal years ended September 30, 2007, 2006 and 2005
(in millions)

								Accumulated
			Capital in					Other
	Common Stock		Excess of	Deferred	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Stated Value	Compensation	Earnings	Shares	Amount	Income/(loss)	Total

Balance, September 30, 2004	65.7	$0.3	$443.0	$(10.4)	$499.5	—	$—	$(57.8)	$874.6
Net income					100.6				100.6
Foreign currency translation								4.1	4.1
Unrecognized gain on derivatives, net of tax								2.1	2.1
Minimum pension liability, net of tax								(5.0)	(5.0)

Comprehensive income									101.8
Stock-based compensation awarded			15.1	(15.1)					—
Stock-based compensation forfeitures			(2.6)	2.6					—
Stock-based compensation expense				10.7					10.7
Cash dividends paid ($0.125 per share)					(8.6)				(8.6)
Issuance of common shares	2.1		47.7						47.7

Balance, September 30, 2005	67.8	0.3	503.2	(12.2)	591.5	—	—	(56.6)	1,026.2
Net income					132.7				132.7
Foreign currency translation								(1.5)	(1.5)
FAS 123(R) reclassification			(12.2)	12.2					—
Minimum pension liability, net of tax								6.5	6.5

Comprehensive income									137.7
Stock-based compensation expense			15.7						15.7
Cash dividends paid ($0.50 per share)					(33.5)				(33.5)
Treasury stock purchases						2.0	(87.9)		(87.9)
Treasury stock issuances			(21.4)			(0.5)	21.4		—
Issuance of common shares	0.3		23.5						23.5

Balance, September 30, 2006	68.1	0.3	508.8	—	690.7	1.5	(66.5)	(51.6)	1,081.7
Net income					113.4				113.4
Foreign currency translation								4.9	4.9
Unrecognized gain (loss) on derivatives, net of tax								(2.4)	(2.4)
Minimum pension liability, net of tax								20.4	20.4

Comprehensive income									136.3
Adjustment to initially apply SFAS 158, net of tax								(13.3)	(13.3)
Stock-based compensation expense (non cash)			13.3						13.3
Cash dividends paid ($8.50 per share)					(543.6)				(543.6)
Treasury stock purchases						4.5	(246.8)		(246.8)
Treasury stock issuances			(42.1)			(2.0)	93.8		51.7

Balance, September 30, 2007	68.1	$0.3	$480.0	$—	$260.5	4.0	$(219.5)	$(42.0)	$479.3

See Notes to Consolidated Financial Statements.

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Under the terms of the Amended and Restated Exclusive Agency and Marketing Agreement (the “Marketing Agreement”) between the Company and Monsanto Company (“Monsanto”), the Company, in its role as exclusive agent, performs certain functions, such as sales support, merchandising, distribution and logistics, and incurs certain costs in support of the consumer Roundup® business. The actual costs incurred by the Company on behalf of Roundup® are recovered from Monsanto through the terms of the Marketing Agreement. The reimbursement of costs for which the Company is considered the primary obligor is included in net sales.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

incurred. External production costs for advertising programs are deferred until the period in which the advertising is first aired.

Scotts LawnService® promotes its service offerings primarily through direct mail campaigns. External costs associated with these campaigns that qualify as direct response advertising costs are deferred and recognized as advertising expense in proportion to revenues over a period not beyond the end of the subsequent calendar year. Costs that are not direct advertising costs are expensed within the fiscal year incurred on a monthly basis in proportion of net sales. The costs deferred at September 30, 2007 and 2006 were $5.7 million and $5.6 million, respectively.

Advertising expenses were $150.9 million in fiscal 2007, $137.3 million in fiscal 2006 and $122.5 million in fiscal 2005.

Research and Development

All costs associated with research and development are charged to expense as incurred. Expense for fiscal 2007, 2006 and 2005 was $38.8 million, $35.1 million and $38.0 million including registrations of $9.3 million, $8.2 million and $7.5 million, respectively.

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

Stock-Based Compensation Awards

In fiscal 2003, the Company began expensing prospective grants of employee stock-based compensation awards in accordance with SFAS 123, “Accounting for Stock-Based Compensation.” The Company adopted SFAS 123(R), “Share-Based Payment” effective October 1, 2005, following the modified prospective application approach. The Company was already in substantial compliance with SFAS 123(R) at the adoption date as SFAS 123(R) closely parallels SFAS 123. The fair value of awards is expensed ratably over the vesting period, generally three years, except for grants to members of the Board of Directors of Scotts Miracle-Gro that have a shorter vesting period. The Company uses a binomial model to fair value its option grants.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

Inventories

Inventories are stated at the lower of cost or market, principally determined by the FIFO method. Certain growing media inventories are accounted for by the LIFO method. Approximately 5% of inventories were valued at the lower of LIFO cost or market at September 30, 2007 and 2006. Inventories include the cost of raw materials, labor, manufacturing overhead, and freight and in-bound handling costs incurred to pre-position goods in the Company’s warehouse network. The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory at the lower of cost or market value. Reserves for excess and obsolete inventories were $15.6 million and $15.1 million at September 30, 2007 and 2006, respectively.

Goodwill and Indefinite-lived Intangible Assets

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets determined to have indefinite lives are not subject to amortization. Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value and classified as “Impairment, restructuring and other charges” in the Consolidated Statement of Operations.

During the third quarter of fiscal 2007, the Company changed the timing of its annual goodwill impairment testing from the last day of the fiscal first quarter to the first day of the fiscal fourth quarter. As such, the annual impairment test was performed as of December 30, 2006 and was performed again as of July 1, 2007. This accounting is preferable in the circumstances as moving the timing of our annual goodwill impairment testing better aligns with the seasonal nature of the business and the timing of the annual strategic planning process. The Company believes that this change in accounting principle will not delay, accelerate, or avoid an impairment charge. In addition, the Company also changed the date of its annual indefinite life intangible impairment testing to the first day of the fiscal fourth quarter for the current year. The Company determined that the change in accounting principle related to the annual testing date does not result in adjustments to the financial statements applied retrospectively.

Long-lived Assets

Property, plant and equipment are stated at cost. Interest capitalized on capital projects amounted to $0.4 million, $0.5 million and $0.3 million during fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Expenditures for maintenance and repairs are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in income from operations.

Depreciation of property, plant and equipment is provided on the straight-line method and is based on the estimated useful economic lives of the assets as follows:

Land improvements	10 — 25 years
Buildings	10 — 40 years
Machinery and equipment	3 — 15 years
Furniture and fixtures	6 — 10 years
Software	3 — 8 years

Intangible assets with finite lives, and therefore subject to amortization, include technology (e.g., patents), customer accounts, and certain tradenames. These intangible assets are being amortized on the straight-line method over periods typically ranging from 10 to 25 years. The Company’s fixed assets and intangible assets subject to amortization are required to be tested for recoverability under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Internal Use Software

The Company accounts for the costs of internal use software in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly, costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation/operation stage. As of September 30, 2007 and 2006, the Company had $31.1 million and $29.4 million, respectively, in unamortized capitalized internal use computer software costs. Amortization of these costs was $12.1 million, $10.7 million and $9.6 million during fiscal 2007, 2006 and 2005, respectively.

Accruals for Self-Insured Losses

The Company maintains insurance for certain risks, including workers’ compensation, general liability and vehicle liability, and is self-insured for employee related health care benefits. The Company accrues for the expected costs associated with these risks by considering historical claims experience, demographic factors, severity factors, and other relevant information. Costs are recognized in the period the claim is incurred, and the financial statement accruals include an actuarially determined estimate of claims incurred but not yet reported.

Translation of Foreign Currencies

For all foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. Income and expense accounts are translated at the average rate of exchange prevailing during the year. Translation gains and losses arising from the use of differing exchange rates from period to period are included in other comprehensive income, a component of shareholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income and amounted to a loss of $0.2 million, a loss of $0.7 million and a gain of $2.1 million in fiscal years 2007, 2006 and 2005, respectively.

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

Variable Interest Entities

Financial Accounting Standards Board (FASB) Interpretation 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46(R)) provides a framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of operations of a VIE in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited liability company, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

FIN 46(R) requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46(R) also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

The Company’s Scotts LawnService® business sells new franchise territories, primarily in small to mid-size markets, under arrangements where a portion of the franchise fee is paid in cash with the balance due under a promissory note. The Company believes that it may be the primary beneficiary for certain of its franchisees initially, but ceases to be the primary beneficiary as the franchisees develop their businesses and the promissory notes are repaid. At September 30, 2007, the Company had approximately $2.3 million in notes receivable from such franchisees. The effect of consolidating the entities where the Company may be the primary beneficiary for a limited period of time is not material to either the Consolidated Statements of Operations or the Consolidated Balance Sheets.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 158 — Employers’ Accounting For Defined Benefit Pension And Other Postretirement Plans

In September 2006, the Financial Accounting Standards Board issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The Company adopted the recognition and disclosure provisions of SFAS 158 as required on September 30, 2007. SFAS 158 requires the Company to record non-cash adjustments to recognize the funded status of each of its defined pension and postretirement benefit plans, measured as the difference between the plan assets and the benefit obligation, as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income or loss, and to recognize changes in that funded status in the year in which changes occur through comprehensive income or loss. The Company was already in compliance with the SFAS 158 requirement to measure plan assets and liabilities as of the Company’s fiscal year end. The adoption of SFAS 158 had no effect on the Company’s Consolidated Statement of Operations for any period presented, and it will not affect the Company’s operating results in future periods. SFAS 158 does not change the way the Company measures plan assets and benefit obligations or the determination of net periodic benefit cost. The following table reflects the effects of the adoption of SFAS 158 on the Company’s Consolidated Balance Sheet as of September 30, 2007. See the related footnote disclosures in Note 8, Retirement Plans and Note 9, Associate Medical Benefits.

	Prior to Adopting	Effect of Adopting	As Reported under
	SFAS 158	SFAS 158	SFAS 158

	(In millions)

Prepaid and other assets	$136.8	$(9.1)	$127.7
Accrued liabilities	283.1	3.7	286.8
Other liabilities	179.4	0.5	179.9
Total liabilities	1,793.7	4.2	1,797.9
Accumulated other comprehensive gain (loss)	(28.7)	(13.3)	(42.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Financial Accounting Standards No. 157 — Fair Value Measurements

In September 2006, the Financial Accounting Standards Board issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company will be required to adopt SFAS 157 no later than October 1, 2008, the beginning of its 2009 fiscal year. The provisions of SFAS 157 should be applied prospectively to the beginning of the fiscal year in which SFAS 157 is initially applied, except with respect to certain financial instruments as defined by SFAS 157. The Company has not yet determined the effect, if any, that the adoption of SFAS 157 will have on its consolidated financial statements.

Statement of Financial Accounting Standards No. 159 -The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the Financial Accounting Standards Board issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for the Company’s financial statements for the fiscal year beginning on October 1, 2008, with earlier adoption permitted. No entity is permitted to apply SFAS 159 retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. Management is currently evaluating the impact and timing of the adoption of SFAS 159 on the Company’s consolidated financial statements.

FIN 48 — Accounting For Uncertainty In Income Taxes — An Interpretation of FASB Statement No. 109

In July 2006, the Financial Accounting Standards Board has issued Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition. The enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

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

The Company is required to adopt the provisions of FIN 48 in respect of all the Company’s tax positions as of October 1, 2007, the beginning of fiscal 2008. The cumulative effect of applying the provisions of the Interpretation will be reported as an adjustment to the opening balance of retained earnings for fiscal 2008. The Company is completing its evaluation of FIN 48 and does not expect its adoption in the first quarter of fiscal 2008 to have a material impact on its financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	RECAPITALIZATION

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

In order to fund these transactions, the Company entered into new credit facilities aggregating $2.15 billion and terminated its prior credit facility. As part of this debt restructuring, the Company also conducted a cash tender offer for any and all of its outstanding 6 5/8% senior subordinated notes in an aggregate principal amount of $200 million. Reference should be made to Note 10, “Debt” for further information as to the new credit facilities and the repayment and termination of the prior credit facility and the 6 5/8% senior subordinated notes.

The payment of the special one-time cash dividend required the Company to adjust the number of common shares subject to stock options and stock appreciation rights outstanding under the Company’s share-based awards programs, as well as the price at which the awards may be exercised. Reference should be made to Note 11, Shareholders’ Equity for further information. The Company’s interest expense will be significantly higher for periods subsequent to the recapitalization transactions as a result of the borrowings incurred to fund the cash returned to shareholders. The following pro forma financial information has been compiled as if the Company had completed the recapitalization transactions as of October 1, 2005 for fiscal 2006 and as of October 1, 2006 for fiscal 2007. Borrowing rates in effect as of March 30, 2007 were used to compute pro forma interest expense. As the recapitalization involved a share repurchase, pro forma diluted common shares are also provided.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pro Forma Financial Information (Unaudited)
	Year Ended September 30,
	2007	2006

	(In millions, except per share data)

Income before income taxes, as reported	$188.1	$212.9
Add back reported interest expense	70.7	39.6
Add back costs related to refinancing	18.3	—
Deduct pro forma interest expense	(94.3)	(100.8)

Pro forma income before income taxes	$182.8	$151.7
Pro forma income taxes	72.5	57.3

Pro forma net income	$110.3	$94.4

Pro forma basic net income per common share	$1.74	$1.50

Pro forma diluted net income per common share	$1.68	$1.45

Reported interest expense	$70.7	$39.6
Incremental interest on recapitalization borrowings	21.8	53.0
New credit facilities interest rate differential	1.5	7.4
Incremental amortization of new credit facilities fees	0.3	0.8

Pro forma interest expense	$94.3	$100.8

Pro forma effective tax rates	39.7%	37.8%

	Pro Forma Shares
	Year Ended
	September 30,
	2007	2006

	(In millions)

Weighted-average common shares outstanding during the period	65.2	67.5
Incremental full period impact of repurchased common shares	(1.8)	(4.5)

Pro forma basic common shares	63.4	63.0

Weighted-average common shares outstanding during the period plus dilutive potential common shares	67.0	69.4
Incremental full period impact of repurchased common shares	(1.8)	(4.5)
Impact on dilutive potential common shares	0.3	0.3

Pro forma diluted common shares	65.5	65.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS

	September 30,
	2007	2006

	(In millions)

INVENTORIES, NET:
Finished goods	$289.9	$267.4
Work-in-progress	28.3	36.0
Raw materials	87.7	105.8

	$405.9	$409.2

PROPERTY, PLANT AND EQUIPMENT, NET:
Land and improvements	$58.9	$49.8
Buildings	162.8	144.6
Machinery and equipment	417.4	401.8
Furniture and fixtures	39.2	39.2
Software	88.6	79.7
Construction in progress	17.8	22.5

	784.7	737.6
Less: accumulated depreciation	(418.8)	(370.0)

	$365.9	$367.6

ACCRUED LIABILITIES:
Payroll and other compensation accruals	$44.0	$53.7
Advertising and promotional accruals	138.8	126.8
Restructuring accruals	2.5	6.4
Other	101.5	82.2

	$286.8	$269.1

OTHER NON-CURRENT LIABILITIES:
Accrued pension and postretirement liabilities	$79.8	$93.8
Legal and environmental reserves	4.2	4.2
Deferred tax liability	67.9	49.2
Other	28.0	17.3

	$179.9	$164.5

	September 30,
	2007	2006	2005

	(In millions)

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrecognized gain (loss) on derivatives, net of tax of $0.4, $(0.9) and $(1.2)	$(0.6)	$1.8	$1.8
Minimum pension liability, net of tax of $0, $19.5 and $23.7	—	(34.1)	(40.6)
Pension liability under FAS 158, net of tax of $15.9	(27.0)	—	—
Foreign currency translation adjustment	(14.4)	(19.3)	(17.8)

	$(42.0)	$(51.6)	$(56.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	MARKETING AGREEMENT

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

The Marketing Agreement also requires the Company to make annual payments to Monsanto as a contribution against the overall expenses of the consumer Roundup® business. The annual contribution payment is defined in the Marketing Agreement as $20 million; however, portions of the annual contribution payments for the first three years of the Marketing Agreement were deferred with no expense recorded as payment of the deferred amount was considered to be contingent. During fiscal 2005, the Company updated its assessment of this contingent obligation and concluded that it was probable that the deferred amount totaling $45.7 million as of July 2, 2005 would be paid. Since the recognition of this contingent obligation was for previously deferred contribution payments, the Company recorded this liability with a charge to net sales in the quarter ended July 2, 2005. This amount bore interest at 8% until it was paid in October 2005.

Under the terms of the Marketing Agreement, the Company performs certain functions, primarily manufacturing conversion, selling and marketing support, on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred for these activities are charged to and reimbursed by Monsanto, for which the Company recognizes no gross profit or net income. The Company records costs incurred under the Marketing Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in “Cost of sales” and the reimbursement of these costs in “Net sales,” with no effect on gross profit or net income. The related net sales and cost of sales were $47.7 million, $37.6 million and $40.7 million for fiscal 2007, 2006 and 2005, respectively.

The elements of the net commission earned under Marketing Agreement and included in “Net sales” for each of the three years in the period ended September 30, 2007 are as follows:

	2007	2006	2005

Gross commission	$62.7	$60.7	$67.0
Contribution expenses	(20.0)	(20.0)	(23.8)
Deferred contribution charge	—	—	(45.7)
Amortization of marketing fee	(0.8)	(0.8)	(2.8)

Net commission income (expense)	41.9	39.9	(5.3)
Reimbursements associated with Marketing Agreement	47.7	37.6	40.7

Total net sales associated with Marketing Agreement	$89.6	$77.5	$35.4

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketing Agreement. For countries outside of the European Union, the Marketing Agreement continues indefinitely unless terminated by either party.

The Marketing Agreement provides Monsanto with the right to terminate the Marketing Agreement for an event of default (as defined in the Marketing Agreement) by the Company or a change in control of Monsanto or the sale of the consumer Roundup® business. The Marketing Agreement provides the Company with the right to terminate the Marketing Agreement in certain circumstances including an event of default by Monsanto or the sale of the consumer Roundup® business. Unless Monsanto terminates the Marketing Agreement for an event of default by the Company, Monsanto is required to pay a termination fee to the Company that varies by program year. If Monsanto terminates the Marketing Agreement upon a change of control of Monsanto or the sale of the consumer Roundup® business prior to September 30, 2008, the Company will be entitled to a termination fee in excess of $100 million. If the Company terminates the Marketing Agreement upon an uncured material breach, material fraud or material willful misconduct by Monsanto, the Company will be entitled to receive a termination fee in excess of $100 million if the termination occurs prior to September 30, 2008. The termination fee declines over time from $100 million to a minimum of $16 million for terminations between September 30, 2008 and September 30, 2018. If Monsanto was to terminate the Marketing Agreement for cause, the Company would not be entitled to any termination fee, and would lose all, or a significant portion, of the significant source of earnings and overhead expense absorption the Marketing Agreement provides. Monsanto may also be able to terminate the Marketing Agreement within a given region, including North America, without paying the Company a termination fee if sales to consumers in that region decline: (1) over a cumulative three fiscal year period; or (2) by more than 5% for each of two consecutive years.

NOTE 5.	IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

The Company recorded net restructuring and other charges of $2.7 million, $9.4 million and $9.5 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Other charges in fiscal 2007 relate to certain assets and ongoing monitoring and remediation costs associated with the Company’s turfgrass biotechnology program. Substantially all costs in fiscal 2006 and $26.3 million in fiscal 2005 were for severance and related costs, including curtailment charges relating to a pension plan and the retiree medical plan, related primarily to a strategic improvement plan designed to reduce general and administrative costs. Offsetting the fiscal 2005 charges was a reserve reversal of $7.9 million related to the collection of outstanding accounts receivable due from Central Garden & Pet Company (Central Garden), and a net settlement gain of $8.9 million related to the lawsuit against Aventis.

Goodwill and intangible asset impairment charges of $35.3 million, $66.4 million and $23.4 million were recorded in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The nature of the impairment charges are discussed further in Note 6, Goodwill and Intangible Assets, Net.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details impairment, restructuring and other charges and rolls forward the cash portion of the restructuring and other charges accrued in fiscal 2007, 2006 and 2005 (in millions):

	2007	2006	2005

Restructuring and other charges:
Severance	$—	$8.5	$15.9
Facility exit costs	—	—	0.1
Curtailment of pension and retiree medical plans	—	—	4.9
Other related costs	2.7	0.9	5.4
Central Garden litigation	—	—	(7.9)
Aventis litigation	—	—	(8.9)

Net restructuring and other charges	2.7	9.4	9.5
Goodwill and intangible asset impairment	35.3	66.4	23.4

Total impairment, restructuring and other charges	$38.0	$75.8	$32.9

Amounts reserved for restructuring and other charges at beginning of year	$6.4	$15.6	$5.3
Restructuring and other charges	2.7	9.4	9.5
Receipts, payments and other	(6.6)	(18.6)	0.8

Amounts reserved for restructuring and other charges at end of year	$2.5	$6.4	$15.6

The activities to which these costs apply are expected to be largely completed in fiscal 2008. The balance of the accrued charges at September 30, 2007 and 2006, are included in “Accrued liabilities” on the Consolidated Balance Sheets.

NOTE 6.	GOODWILL AND INTANGIBLE ASSETS, NET

In accordance with SFAS 142, goodwill and indefinite-lived intangible assets are not subject to amortization. Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. As discussed in Note 1, Summary of Significant Accounting Policies, during the third quarter of fiscal 2007, the Company changed the timing of its annual goodwill impairment testing from the last day of the fiscal first quarter to the first day of the fiscal fourth quarter. As such, annual impairment testing for fiscal 2007 was performed as of December 30, 2006 and again as of July 1, 2007.

Management engages an independent valuation firm to assist in its impairment assessment reviews. The value of all indefinite-lived tradenames was determined using a royalty savings methodology similar to that employed when the associated businesses were acquired but using updated estimates of sales, cash flow and profitability. The fair value of the Company’s reporting units for purposes of goodwill testing was determined primarily by employing a discounted cash flow methodology.

At December 30, 2006, the Company completed its impairment analysis and determined that a charge for impairment was not required.

The Company’s fourth quarter fiscal 2007 impairment review resulted in a non-cash goodwill and intangible asset impairment charge of $35.3 million. In part as a result of the disappointing 2007 lawn and garden season, management undertook a comprehensive strategic update of the Company’s business initiatives in the fourth quarter of fiscal 2007. One outcome of this update was a decision to increase the focus of resources on the Company’s core consumer lawn and garden do-it-yourself businesses. This process also involved a re-evaluation of the strategy and cash flow projections surrounding the Company’s Smith & Hawken® business, which has consistently performed below expectations since it was acquired in early fiscal 2005. While the Company remains committed to the outdoor living category and intends to more vigorously leverage the Smith & Hawken® brand in other lawn and garden categories, management revised its Smith & Hawken® strategy to reflect a scaled back retail expansion plan, with an increased focus on aggressively expanding the wholesale aspect of this business. This resulted in a decrease in the prior cash flow projections for this business, resulting in a $24.6 million goodwill impairment charge and a $4.6 million impairment charge for an indefinite-lived tradename. The goodwill impairment charge is an estimate, as the appraisals necessary to complete the required SFAS 142 evaluation of the Smith & Hawken® goodwill remain in process as of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the date of this report. The Company will finalize this evaluation in the first quarter of fiscal 2008 and, if necessary, update the impairment charge for Smith & Hawken® goodwill in that reporting period.

Management’s fiscal 2007 fourth quarter strategic update also encompassed other areas. The Company remains strongly committed to the development of turfgrass varieties that could one day require less mowing, less water and fewer treatments to resist insects, weeds and disease. The Company’s efforts to develop such turfgrass varieties include conventional breeding programs, as well as research and development involving biotechnology. Efforts to develop turfgrass varieties involving biotechnology have yielded positive results; however, the required regulatory approval process is taking longer than anticipated, impacting the Company’s ability to commercialize such innovations. As a result of management’s fiscal 2007 fourth quarter strategic update, the Company recorded a $2.2 million goodwill impairment charge related to its turfgrass biotechnology program. Similarly, a strategic update of certain information technology initiatives in the Company’s Scotts LawnService® segment resulted in a $3.9 million impairment charge.

The Company’s fiscal 2006 annual impairment analysis resulted in an impairment charge of $1.0 million associated with a tradename no longer in use in the European consumer business. Subsequent to the fiscal 2006 first quarter impairment analysis, the European consumer business of the International reporting segment and Smith & Hawken® experienced significant off plan performance. Management believes the off plan performance of the European consumer business was driven largely by category declines in the European consumer markets. The off plan performance of these two businesses was an indication that, more-likely-than-not, the fair values of the related reporting units and indefinite-lived intangibles have declined below their carrying amount. Accordingly, an interim impairment test was performed for the goodwill and indefinite-lived tradenames of these reporting units during the fourth quarter of fiscal 2006. As a result of the interim impairment test, the Company recorded a $65.4 million non-cash impairment charge, $62.3 million of which was associated with indefinite-lived tradenames that continue to be employed in the consumer portion of the International reporting segment. The balance of the fiscal 2006 fourth quarter impairment charge was in the North America segment and consisted of $1.3 million for a Canadian tradename being phased out and $1.8 million related to goodwill of a pottery business being exited. The interim impairment testing of the Smith & Hawken® goodwill and indefinite-lived tradename did not indicate impairment.

The following table presents goodwill and intangible assets as of September 30, 2007 and 2006 (dollars in millions).

		September 30, 2007			September 30, 2006
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Technology	14	$56.7	$(37.1)	$19.6	$54.3	$(34.3)	$20.0
Customer relationships	16	89.0	(29.6)	59.4	80.5	(17.9)	62.6
Tradenames	17	11.3	(5.6)	5.7	11.3	(4.9)	6.4
Other	15	117.7	(82.0)	35.7	111.2	(75.6)	35.6

Total amortizable intangible assets, net				120.4			124.6
Unamortizable intangible assets:
Tradenames				298.4			300.1

Total intangible assets, net				418.8			424.7
Goodwill				462.9			458.1

Total goodwill and intangible assets, net				$881.7			$882.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes to the net carrying value of goodwill by segment for the fiscal years ended September 30, 2007 and 2006, are as follows (in millions):

	North	Scotts		Other/
	America	LawnService®	International	Corporate	Total

Balance as of September 30, 2005	$190.9	$105.0	$112.4	$24.6	$432.9
Increases due to acquisitions	16.6	3.6	—	—	20.2
Impairment	(1.8)	—	—	—	(1.8)
Other, primarily cumulative translation	—	—	6.8	—	6.8

Balance as of September 30, 2006	$205.7	$108.6	$119.2	$24.6	$458.1
Increases due to acquisitions	4.3	14.9	—	—	19.2
Impairment	(2.2)	—	—	(24.6)	(26.8)
Other, primarily cumulative translation	(0.1)	—	12.5	—	12.4

Balance as of September 30, 2007	$207.7	$123.5	$131.7	$—	$462.9

The total amortization expense for the years ended September 30, 2007, 2006 and 2005 was $16.1 million, $16.0 million and $17.6 million, respectively. Amortization expense is estimated to be as follows for the years ending September 30 (in millions):

2008	$16.6
2009	15.0
2010	13.6
2011	12.9
2012	11.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.	ACQUISITIONS

The Company continues to view strategic acquisitions as a means to enhance our strong core businesses. The following recaps key acquisitions made during fiscal 2006:

Date of Acquisition	Assets Acquired	Consideration	Reasons for the Acquisition

June 2006	Certain brands and assets of Landmark Seed Company, a leading producer and distributor of quality professional seed and turfgrasses.	Cash of $6.2 million with an additional $1 million deferred to future periods.	Transaction enhances the Company’s position in the global turfgrass seed industry and compliments the acquisition from Turf-Seed, Inc.
May 2006	Certain brands and assets of Turf-Seed, Inc., a leading producer of quality commercial turfgrasses, including 49% equity interest in Turf-Seed Europe, which distributes Turf-Seed’s grass varieties throughout the European Union and other countries in the region.	Cash of $10.0 million plus assumed liabilities of $4.5 million. Contingent consideration based on future performance of the business due in 2012 that may approximate $15 million which would be recorded as additional purchase price.	Integration of Turf-Seed’s extensive professional seed sales and distribution network with the Company’s existing presence and industry leading brands in the consumer seed market will strengthen the Company’s overall global position in the seed category.
November 2005	All the outstanding shares of Gutwein & Co., Inc. (“Gutwein”), a leader in the growing North America wild bird food category.	$78.3 million in cash plus assumed liabilities of $4.7 million.	Gutwein’s Morning Song® branded products are sold at leading mass retailers, grocery, pet and general merchandise stores. This acquisition gives the Company its entry into the North America wild bird food category, a large, growing, fragmented category with tremendous opportunity for branding and innovation.
October 2005	All the outstanding shares of Rod McLellan Company (“RMC”), a leading branded producer and marketer of soil and landscape products in the western U.S.	$20.5 million in cash plus assumed liabilities of $6.8 million.	RMC compliments our existing line of growing media products and has been integrated into that business.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scotts LawnService®

From fiscal 2005 through 2007, the Company’s Scotts LawnService® segment acquired 19 individual lawn service entities for a total cost of approximately $33.3 million. The following table summarizes the details of these transactions by fiscal year (dollar amounts in millions):

	Fiscal Year
	2007	2006	2005

Number of individual acquisitions	11	5	3
Total cost	$22.5	$4.4	$6.4
Portion of cost paid in cash	18.7	3.4	4.1
Notes issued and liabilities assumed	3.8	1.0	2.3
Goodwill	14.9	3.5	4.7
Other intangible assets	6.3	0.7	0.9
Working capital and property, plant and equipment	1.3	0.2	0.8

Pro forma results would not be materially different from actual results for the year ended September 30, 2007.

NOTE 8.	RETIREMENT PLANS

The Company sponsors a defined contribution profit sharing and 401(k) plan for substantially all U.S. associates. The Company provides a base contribution equal to 2% of compensation up to 50% of the Social Security taxable wage base plus 4% of remaining compensation. Associates also may make pretax contributions from compensation that are matched by the Company at 100% of the associates’ initial 3% contribution and 50% of their remaining contribution up to 5%. The Company recorded charges of $10.7 million, $10.3 million and $10.8 million under the plan in fiscal 2007, 2006 and 2005, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information about benefit obligations, plan assets, annual expense, assumptions and other information about the Company’s defined benefit pension plans (in millions), including the disclosures required by SFAS 158 which was adopted by the Company on September 30, 2007. The incremental effect of applying SFAS 158 on individual line items in the Consolidated Balance Sheet at September 30, 2007 is discussed in Note 1, Summary of Significant Accounting Policies. The defined benefit plans are valued using a September 30 measurement date.

	Curtailed Defined		International
	Benefit Plans		Benefit Plans
	2007	2006	2007	2006

Change in projected benefit obligation
Benefit obligation at beginning of year	$93.4	$96.1	$178.7	$158.2
Service cost	—	—	3.9	4.2
Interest cost	5.3	5.2	9.2	7.7
Plan participants’ contributions	—	—	0.9	0.9
Plan amendments	—	—	(0.8)	—
Curtailment /settlement gain	—	—	(0.6)	(1.1)
Actuarial loss (gain)	(1.5)	(1.7)	(23.8)	3.4
Benefits paid	(6.4)	(6.2)	(6.0)	(4.7)
Other	—	—	0.2	—
Special termination benefits	—	—	0.5	—
Foreign currency translation	—	—	17.3	10.1

Projected benefit obligation at end of year	$90.8	$93.4	$179.5	$178.7

Accumulated benefit obligation at end of year	$90.8	$93.4	$158.6	$154.5

Change in plan assets
Fair value of plan assets at beginning of year	$70.9	$72.5	$116.1	$96.4
Actual return on plan assets	9.3	4.4	10.4	9.8
Employer contribution	4.1	0.2	9.6	7.2
Plan participants’ contributions	—	—	0.9	0.9
Benefits paid	(6.4)	(6.2)	(6.0)	(4.7)
Foreign currency translation	—	—	11.9	6.5
Other	—	—	(0.2)	—

Fair value of plan assets at end of year	$77.9	$70.9	$142.7	$116.1

Funded status at end of year	$12.9	$22.5	$36.8	$62.6

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$90.8	$93.4	$28.1	$178.7
Accumulated benefit obligation	90.8	93.4	26.5	154.5
Fair value of plan assets	77.9	70.9	7.0	116.1
Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$0.2	$—	$1.0	$—
Noncurrent liabilities	12.7	22.5	35.8	40.1

Total amount accrued	$12.9	$22.5	$36.8	$40.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Curtailed Defined		International
	Benefit Plans		Benefit Plans
	2007	2006	2007	2006

Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial loss	$22.0		$21.7
Prior service cost	—		(1.1)

Net amount recognized	$22.0		$20.6

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in fiscal 2008 are as follows:
Actuarial loss	$1.3		$0.6
Prior service cost	—		(0.1)

Amount to be amortized into net periodic benefit cost	$1.3		$0.5

Weighted average assumptions used in development of projected benefit obligation:
Discount rate	6.11%	5.93%	5.67%	4.86%
Rate of compensation increase	n/a	n/a	3.5%	3.5%

	Curtailed Defined			International
	Benefit Plan			Benefit Plans
	2007	2006	2005	2007	2006	2005

Components of net periodic benefit cost
Service cost	$—	$—	$—	$3.9	$4.2	$3.3
Interest cost	5.3	5.2	5.2	9.2	7.7	7.1
Expected return on plan assets	(5.6)	(5.5)	(5.4)	(8.2)	(7.0)	(6.3)
Net amortization	2.1	2.2	2.6	2.1	2.0	1.4

Net periodic benefit cost	1.8	1.9	2.4	7.0	6.9	5.5
Curtailment /settlement loss (gain)	—	—	2.3	0.6	(1.1)	—

Total benefit cost	$1.8	$1.9	$4.7	$7.6	$5.8	$5.5

	Curtailed Defined			International
	Benefit Plan			Benefit Plans
	2007	2006	2005	2007	2006	2005

Weighted average assumptions used in development of net periodic benefit cost:
Discount rate	5.93%	5.63%	5.75%	4.86%	4.68%	5.35%
Expected return on plan assets	8.0%	8.0%	8.0%	6.6%	6.9%	7.5%
Rate of compensation increase	n/a	n/a	n/a	3.5%	3.5%	3.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Information:

		International
	Curtailed Defined	Benefit
	Benefit Plans	Plans

Plan asset allocations:
Target for September 30, 2008:
Equity securities	60%	50%
Debt securities	40%	50%
September 30, 2007:
Equity securities	61%	50%
Debt securities	38%	49%
Other	1%	1%
September 30, 2006:
Equity securities	66%	56%
Debt securities	34%	43%
Other	—	1%
Expected contributions in fiscal 2008:
Company	4.9	9.4
Employee	—	0.9
Expected future benefit payments:
2008	6.5	5.1
2009	6.5	5.2
2010	6.6	5.7
2011	6.6	5.8
2012	6.7	6.4
Total 2013 to 2017	33.9	37.2

Investment Strategy:

Target allocation percentages among various asset classes are maintained based on an individual investment policy established for each of the various pension plans. Asset allocations are designed to achieve long term objectives of return, while mitigating against downside risk and considering expected cash requirements to fund benefit payments.

Basis for Long-Term Rate of Return on Asset Assumptions:

The Company’s expected long-term rate of return on asset assumptions are derived from studies conducted by third parties. The studies include a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected. While the studies give appropriate consideration to recent fund performance and historical returns, the assumptions primarily represent expectations about future rates of return over the long term.

NOTE 9.	ASSOCIATE MEDICAL BENEFITS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the information about the retiree medical plan for domestic associates (in millions) including the disclosures required by SFAS 158 which was adopted by the Company on September 30, 2007. The incremental effect of applying SFAS 158 on individual line items in the Consolidated Balance Sheet at September 30, 2007 is discussed in Note 1, Summary of Significant Accounting Policies. The retiree medical plan is valued using a September 30 measurement date.

	2007	2006

Change in Accumulated Plan Benefit Obligation (APBO)
Benefit obligation at beginning of year	$33.2	$34.7
Service cost	0.6	0.7
Interest cost	1.8	1.9
Plan participants’ contributions	0.9	0.7
Actuarial gain	(3.4)	(2.3)
Benefits paid (net of federal subsidy of $0.3 and $0.2)	(2.7)	(2.5)

Benefit obligation at end of year	$30.4	$33.2

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	2.1	2.0
Plan participants’ contributions	0.9	0.7
Gross benefits paid	(3.0)	(2.7)

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(30.4)	$(33.2)

Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(2.5)	$—
Noncurrent liabilities	(27.9)	(29.5)

Total amount accrued	$(30.4)	$(29.5)

Reconciliation of funded status and accrued amounts:
Funded status as of September 30 measurement date	$(30.4)	$(33.2)
Unrecognized prior loss	—	3.7

Accrued benefit cost	$(30.4)	$(29.5)

Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial loss	$0.3

The estimated actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.
Discount rate used in development of APBO	6.22%	5.86%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2007	2006	2005

Components of net periodic benefit cost
Service cost	$0.6	$0.7	$0.7
Interest cost	1.8	1.9	2.0
Amortization of actuarial loss	—	0.1	0.6

Net periodic postretirement benefit cost	2.4	2.7	3.3
Curtailment charge	—	—	2.5

Total postretirement benefit cost	$2.4	$2.7	$5.8

Discount rate used in development of net periodic benefit cost	5.86%	5.51%	5.75%

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) became law. The Act provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to the benefit established by the Act. On May 19, 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “FSP”). The FSP provides guidance on accounting for the effects of the Act, which the Company adopted at the beginning of its fourth quarter of fiscal 2004. The APBO at September 30, 2007, has been reduced by a deferred actuarial gain in the amount of $5.6 million to reflect the effect of the subsidy related to benefits attributed to past service. The amortization of the actuarial gain and reduction of service and interest costs served to reduce net periodic post retirement benefit cost for fiscal years 2007, 2006 and 2005 by $0.7 million, $0.9 million and $0.2 million, respectively.

For measurement as of September 30, 2007, management has assumed that health care costs will increase at an annual rate of 7.5% in fiscal 2008, decreasing 0.50% per year to an ultimate trend of 5.00% in 2013. A 1% increase in health cost trend rate assumptions would increase the APBO as of September 30, 2007 and 2006 by $0 and $0.1 million, respectively. A 1% decrease in health cost trend rate assumptions would decrease the APBO as of September 30, 2007 and 2006 by $0.1 million and $0.2 million, respectively. A 1% increase or decrease in the same rate would not have a material effect on service or interest costs.

Estimated Future Benefit Payments

The following benefit payments under the plan are expected to be paid by the Company and the retirees for the fiscal years indicated (in millions):

	Gross		Medicare	Net
	Benefit	Retiree	Part D	Company
	Payments	Contributions	Subsidy	Payments

2008	$3.7	$(0.9)	$(0.3)	$2.5
2009	3.9	(1.1)	(0.3)	2.5
2010	4.1	(1.2)	(0.4)	2.5
2011	4.3	(1.4)	(0.4)	2.5
2012	4.6	(1.6)	(0.5)	2.5
2013-2017	26.9	(11.6)	(2.9)	12.4

The Company also provides comprehensive major medical benefits to its associates. The Company is self-insured for certain health benefits up to $0.3 million per occurrence per individual. The cost of such benefits is recognized as expense in the period the claim is incurred. This cost was $21.4 million, $21.8 million and $17.9 million in fiscal 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	DEBT

	September 30,
	2007	2006

	(In millions)

Credit Facilities:
Revolving loans	$469.2	$253.8
Term loans	558.6	—
Master Accounts Receivable Purchase Agreement	64.4	—
6 5/8% Senior Subordinated Notes	—	200.0
Notes due to sellers	15.1	15.4
Foreign bank borrowings and term loans	—	2.8
Other	10.5	9.2

	1,117.8	481.2
Less current portions	86.4	6.0

	$1,031.4	$475.2

The Company’s debt matures as follows for each of the next five fiscal years and thereafter (in millions):

2008	$86.4
2009	87.4
2010	157.0
2011	193.6
2012	589.4
Thereafter	4.0

$1,117.8

In connection with the recapitalization transactions discussed in Note 2, Scotts Miracle-Gro and certain of its subsidiaries have entered into the following loan facilities totaling up to $2.15 billion in the aggregate: (a) a senior secured five-year term loan in the principal amount of $560 million and (b) a senior secured five-year revolving loan facility in the aggregate principal amount of up to $1.59 billion. Under the terms of the loan facilities, the Company may request an additional $200 million in revolving credit and/or term credit commitments, subject to approval from the lenders. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds sterling, Australian dollars and Canadian dollars. The new $2.15 billion senior secured credit facilities replaced the Company’s former $1.05 billion senior credit facility.

The terms of the new senior secured credit facilities provide for customary representations and warranties and affirmative covenants similar to the prior senior credit facility. The new senior secured credit facilities also contain customary negative covenants providing limitations, subject to negotiated carve-outs, on liens; contingent obligations; fundamental changes; acquisitions, investments, loans and advances; indebtedness; restrictions on subsidiary distributions; transactions with affiliates and officers; sales of assets; sale and leaseback transactions; changing the Company’s fiscal year end; modifications of certain debt instruments; negative pledge clauses; entering into new lines of business; and restricted payments (including dividend payments restricted to $55 million annually based on the current Leverage Ratio (as defined) of the Company). The new senior secured credit facilities are secured by collateral that includes the capital stock of specified subsidiaries of Scotts Miracle-Gro, substantially all domestic accounts receivable (exclusive of any “sold” receivables), inventory, and equipment. The new senior secured credit facilities also require the maintenance of a specified Leverage Ratio and Interest Coverage Ratio (both as defined), and are guaranteed by substantially all of Scotts Miracle-Gro’s domestic subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The new senior secured credit facilities have several borrowing options, including interest rates that are based on (i) a LIBOR rate plus a margin based on a Leverage Ratio (as defined) or (ii) the greater of the prime rate or the Federal Funds Effective Rate (as defined) plus 1/2 of 1% plus a margin based on a Leverage Ratio (as defined). Commitment fees are paid quarterly and are calculated as an amount equal to the product of a rate based on a Leverage Ratio (as defined) and the average daily unused portion of both the revolving and term credit facilities. Amounts outstanding under the new senior secured credit facilities at September 30, 2007 were at interest rates based on LIBOR applicable to the borrowed currencies plus 125 basis points. The weighted average interest rates on amounts outstanding under the credit facilities were 6.5% and 4.4% at September 30, 2007 and 2006, respectively. As of September 30, 2007, there was $1,098.1 million of availability under the new senior secured credit facilities. Under the new senior secured credit facilities, the Company has the ability to issue letter of credit commitments up to $65.0 million. At September 30, 2007, the Company had letters of credit in the amount of $22.2 million outstanding.

On January 10, 2007, the Company also launched a cash tender offer for any and all of its outstanding 6 5/8% senior subordinated notes due 2013 in an aggregate principal amount of $200 million. Substantially all of the 6 5/8% senior subordinated notes were repurchased under the terms of the tender offer on February 14, 2007. The remaining senior subordinated notes not tendered were subsequently called and repurchased on March 26, 2007. Proceeds from the new senior secured credit facilities were used to fund the repurchase of the 6 5/8% senior subordinated notes, at an aggregate cost of $209.6 million including an early redemption premium.

At September 30, 2007, the Company had outstanding interest rate swaps with major financial institutions that effectively converted a portion of variable-rate debt denominated in the Euro, British pound and U.S. dollar to a fixed rate. The swap agreements have a total U.S. dollar equivalent notional amount of $720.0 million. The term, expiration date and rates of these swaps are as follows:

	Notional
Currency	Amount in USD	Term	Expiration Date	Fixed Rate

	(In millions)

British pound	$59.0	3 years	11/17/2008	4.76%
Euro	61.0	3 years	11/17/2008	2.98%
U.S. dollar	200.0	2 years	3/31/2009	4.90%
U.S. dollar	200.0	3 years	3/31/2010	4.87%
U.S. dollar	200.0	5 years	2/14/2012	5.20%

The Company has recorded a charge of $18.3 million (including approximately $8.0 million of noncash charges associated with the write-off of deferred financing costs) during fiscal 2007 relating to the refinancing of the former $1.05 billion senior credit facility and the repurchase of the 6 5/8% senior subordinated notes.

Master Accounts Receivable Purchase Agreement

On April 11, 2007, the Company entered into a Master Accounts Receivable Purchase Agreement (the “MARP Agreement”). The facility terminates on April 10, 2008, or such later date as may be extended by mutual consent of the Company and lenders. The Company currently intends to request an extension. The MARP Agreement provides for the discounted sale, on a revolving basis, of accounts receivable generated by specified account debtors, with seasonally adjusted monthly aggregate limits ranging from $55 million to $300 million. The MARP Agreement also provides for specified account debtor sublimit amounts, which provide limits on the amount of receivables owed by individual account debtors that can be sold.

The MARP Agreement provides that although the specified receivables are sold, the purchaser has the right to require the Company to repurchase uncollected receivables if certain events occur, including the breach of certain covenants, warranties or representations made by the Company with respect to such receivables. However, the purchaser does not have the right to require the Company to repurchase any uncollected receivables if nonpayment is due to the account debtor’s financial inability to pay. Under certain specified conditions, the Company has the right to repurchase receivables which have been sold pursuant to the MARP Agreement. The purchase price paid by the purchaser reflects a discount

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on the adjusted amount (primarily reflecting historical dilution and potential trade credits) of the receivables purchased, which effectively is equal to the 30-day LIBOR rate plus a margin of .65% per annum. The Company continues to be responsible for the servicing and administration of the receivables purchased.

The Company accounts for the sale of receivables under the MARP Agreement as short-term debt and continues to carry the receivables on its Consolidated Balance Sheet, in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” primarily as a result of the Company’s right to repurchase receivables sold. The caption “Accounts receivable pledged under MARP Agreement” in the amount of $149.5 on the accompanying Consolidated Balance Sheet as of September 30, 2007, represents the pool of receivables that have been designated as “sold” and serve as collateral for short-term debt in the amount of $64.4 million as of that date.

The Company was in compliance with the terms of all borrowing agreements at September 30, 2007.

NOTE 11.	SHAREHOLDERS’ EQUITY

	2007	2006

(In millions)

Preferred shares, no par value:
Authorized	0.2 shares	0.2 shares
Issued	0.0 shares	0.0 shares
Common shares, no par value, $.01 stated value per share
Authorized	100.0 shares	100.0 shares
Issued	68.1 shares	68.1 shares

In fiscal 1995, The Scotts Company merged with Stern’s Miracle-Gro Products, Inc. (Miracle-Gro). At September 30, 2007, the former shareholders of Miracle-Gro, including Hagedorn Partnership, L.P., owned approximately 33% of Scotts Miracle-Gro’s outstanding common shares and, thus, have the ability to significantly influence the election of directors and approval of other actions requiring the approval of Scotts Miracle-Gro’s shareholders.

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

Scotts Miracle-Gro reacquired 4.5 million and 2.0 million common shares during fiscal 2007 and fiscal 2006, respectively, to be held in treasury. Common shares held in treasury totaling 2.0 million and 0.5 million have been reissued in support of share-based compensation awards and employee purchases under the employee stock purchase plan during fiscal 2007 and fiscal 2006, respectively. See Note 2 for a discussion of the Company’s fiscal 2007 recapitalization transactions.

Share-Based Awards

Scotts Miracle-Gro grants share-based awards annually to officers and other key employees of the Company and non-employee directors. The Company’s share-based awards typically consist of stock options and restricted stock, although performance share awards have been made. Stock appreciation rights (“SARs”) also have been granted, though not in recent years. SARs result in less dilution than stock options as the SAR holder receives a net share settlement upon exercise. These share-based awards have been made under plans approved by the shareholders. Generally, employee share-based awards provide for three-year cliff vesting, while awards to non-employee directors typically vest in one year or less. Share-based awards are forfeited if a holder terminates employment or service with the Company prior to the vesting date. The Company estimates that 10% of its share-based awards will be forfeited based on an analysis of historical trends. This assumption is re-evaluated on an annual basis

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

by grant and adjusted as appropriate. Stock options and SAR awards have exercise prices equal to the market price of the underlying common shares on the date of grant with a term of 10 years. If available, the Company will typically use treasury shares, or if not available, newly issued common shares in satisfaction of its share-based awards.

A maximum of 18 million common shares are available for issuance under share-based award plans. At September 30, 2007, approximately 3.3 million common shares were not subject to outstanding awards and were available to underlie the grant of new share-based awards. Subsequent to September 30, 2007, awards covering 1.0 million common shares were granted to key employees with an estimated fair value of $17.6 million on the date of grant.

The following is a recap of the share-based awards granted over the periods indicated:

	Year Ended September 30,
	2007	2006	2005

Key employees
Options	821,200	835,640	965,600
Restricted stock	193,550	184,595	101,000
Performance shares	—	30,000	—
Board of Directors
Options	127,000	126,000	147,000

	1,141,750	1,176,235	1,213,600
Options and SARs due to recapitalization	1,074,796	—	—

Total share-based awards	2,216,546	1,176,235	1,213,600

Aggregate fair value at grant dates (in millions), excluding additional options and SARs issued due to the recapitalization	$22.3	$20.9	$15.1

As discussed in Note 2, the Company consummated a series of transactions as part of a recapitalization plan in the quarter ended March 31, 2007. The payment of a special dividend is a recapitalization or adjustment event under the Company’s share-based award programs. As such, it was necessary to adjust the number of common shares subject to stock options and SARs outstanding at the time of the dividend, as well as the price at which such awards may be exercised. The adjustments to the outstanding awards resulted in an increase in the number of common shares subject to outstanding stock options and SAR awards in an aggregate amount of 1.1 million common shares. The methodology used to adjust the awards was consistent with Internal Revenue Code (IRC) Section 409A and the then proposed regulations promulgated thereunder and IRC Section 424 and the regulations promulgated thereunder, compliance with which was necessary to avoid adverse tax consequences for the holder of an award. Such methodology also resulted in a fair value for the adjusted awards post-dividend equal to that of the unadjusted awards pre-dividend, with the result that there was no additional compensation expense in accordance with the accounting for modifications to awards under SFAS 123(R).

Total share-based compensation and the deferred tax benefit recognized were as follows for the periods indicated (in millions):

	Year Ended September 30,
	2007	2006	2005

Share-based compensation	$15.5	$15.7	$10.7
Tax benefit recognized	6.2	5.9	3.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options/SARs

Aggregate stock option and SARs activity consisted of the following for the year ended September 30, 2007 (options/SARs in millions):

		WTD.
		Avg.
	No. of	Exercise
	Options/SARs	Price

Beginning balance	6.2	$26.09
Granted	2.0	$32.33
Exercised	(2.1)	$19.17
Forfeited	(0.3)	$35.26

Ending balance	5.8	$26.63

Exercisable	3.4	$20.25

The following summarizes certain information pertaining to stock option and SAR awards outstanding and exercisable at September 30, 2007 (options/SARs in millions):

	Awards Outstanding			Awards Exercisable
	No. of	WTD. Avg.	WTD. Avg.	No. of		WTD Avg
Range of	Options/	Remaining	Exercise	Options/		Remaining
Exercise Price	SARs	Life	Price	SARS	Exercise Price	Life

$11.14 – $14.95	0.8	1.95	$13.66	0.8	$13.66	1.95
$15.03 – $19.82	0.9	3.55	16.84	0.9	16.84	3.55
$20.12 – $28.97	1.6	5.90	23.55	1.6	23.51	5.89
$29.01 – $31.62	0.7	7.20	29.07	—	—	—
$33.25 – $37.48	0.7	8.13	35.77	—	—	—
$38.00 – $39.95	0.8	8.99	38.60	—	—	—
$40.53 – $46.70	0.3	8.92	43.38	0.1	41.66	8.33

	5.8	6.06	$26.63	3.4	$20.25	4.48

The intrinsic value of the stock option and SAR awards outstanding and exercisable at September 30, were as follows (in millions):

2007

Outstanding	$93.5
Exercisable	76.5

The grant date fair value of stock option awards are estimated using a binomial model and the assumptions in the following table. Expected market price volatility is based on implied volatilities from traded options on Scotts Miracle-Gro’s common shares and historical volatility specific to the common shares. Historical data, including demographic factors impacting historical exercise behavior, is used to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life (normally ten years) of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of stock options is based on historical experience and expectations for grants outstanding. The weighted average assumptions for awards granted are as follows for the periods indicated:

	Year Ended September 30,
	2007	2006	2005

Expected market price volatility	26.3%	23.0%	23.9%
Risk-free interest rates	4.8%	4.4%	3.7%
Expected dividend yield	1.1%	1.2%	0.0%
Expected life of stock options in years	5.83	6.19	6.15
Estimated weighted-average fair value per stock option	$11.42	$12.04	$10.57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

Restricted stock award activity was as follows:

		WTD Avg.
		Grant Date
	No. of	Fair Value
	Shares	per Share

Awards outstanding at September 30, 2006	302,795	$39.26
Granted	193,550	45.69
Vested	(114,665)	35.67
Forfeited	(104,600)	43.23

Awards outstanding at September 30, 2007	277,080	$43.74

As of September 30, 2007, total unrecognized compensation cost related to non-vested share-based awards amounted to $15.4 million. This cost is expected to be recognized over a weighted-average period of 1.8 years. Unearned compensation cost is amortized by grant on the straight-line method over the vesting period with the amortization expense classified as a component of “Selling, general and administrative” expense within the Consolidated Statements of Operations.

The total intrinsic value of stock options exercised was $65.5 million, $23.2 million and $41.7 million during fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The total fair value of restricted stock vested was $5.5 million, $0.4 million and $0.1 million during fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Cash received from the exercise of stock options for fiscal 2007 was $29.2 million. The tax benefit realized from the tax deductions from the exercise of share-based awards and the vesting of restricted stock totaled $25.2 million for fiscal 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.	EARNINGS PER COMMON SHARE

The following table (in millions, except per share data) presents information necessary to calculate basic and diluted earnings per common share. Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding plus all potentially dilutive securities. Options to purchase 0.17 million, 0.15 million and 0.4 million common shares for the years ended September 30, 2007, 2006 and 2005, respectively, were not included in the computation of diluted earnings per common share. These options were excluded from the calculation because the exercise price of these options was greater than the average market price of the common shares in the respective periods, and therefore, they were anti-dilutive.

	Year Ended September 30,
	2007	2006	2005

Income from continuing operations	$113.4	$132.7	$100.4
Income from discontinued operations	—	—	0.2

Net income	$113.4	$132.7	$100.6

BASIC EARNINGS PER COMMON SHARE:
Weighted-average common shares outstanding during the period	65.2	67.5	66.8

Income from continuing operations	$1.74	$1.97	$1.51
Income from discontinued operations	—	—	—

Net income	$1.74	$1.97	$1.51

DILUTED EARNINGS PER COMMON SHARE:
Weighted-average common shares outstanding during the period	65.2	67.5	66.8
Potential common shares	1.8	1.9	1.8

Weighted-average number of common shares outstanding and dilutive potential common shares	67.0	69.4	68.6

Income from continuing operations	$1.69	$1.91	$1.47
Income from discontinued operations	—	—	—

Net income	$1.69	$1.91	$1.47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	INCOME TAXES

The provision for income taxes consists of the following (in millions):

	Year Ended September 30,
	2007	2006	2005

Currently payable:
Federal	$54.5	$68.3	$55.9
State	5.4	6.0	7.0
Foreign	8.5	6.3	8.4
Deferred:
Federal	6.5	(0.5)	(11.8)
State	(0.6)	1.6	(1.8)
Foreign	0.4	(1.5)	—

	$74.7	$80.2	$57.7

The domestic and foreign components of income before taxes are as follows (in millions):

	Year Ended September 30,
	2007	2006	2005

Domestic	$175.3	$253.6	$170.0
Foreign	12.8	(40.7)	(11.9)

Income before taxes	$188.1	$212.9	$158.1

A reconciliation of the federal corporate income tax rate and the effective tax rate on income before income taxes from continuing operations is summarized below (in millions):

	Year Ended September 30,
	2007	2006	2005

Statutory income tax rate	35.0%	35.0%	35.0%
Effect of goodwill and other permanent differences	4.8	—	—
Effect of foreign operations	(0.5)	(0.5)	0.2
State taxes, net of federal benefit	1.6	2.3	1.8
Change in state NOL and credit carryforwards	(0.2)	0.1	1.9
Other	(1.0)	0.8	(2.4)

Effective income tax rate	39.7%	37.7%	36.5%

The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets are (in millions):

	September 30,
	2007	2006

Net current deferred tax asset (classified with prepaid and other assets)	$69.6	$52.6
Net non-current deferred tax liability (classified with other liabilities)	(67.9)	(49.2)

Net deferred tax asset	$1.7	$3.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax asset/(liability) are as follows (in millions):

	September 30,
	2007	2006

DEFERRED TAX ASSETS
Inventories	$12.0	$13.0
Accrued liabilities	56.0	39.0
Postretirement benefits	26.5	33.9
Accounts receivable	3.4	3.3
Federal NOL carryovers	0.1	0.1
State NOL carryovers	5.4	4.5
Foreign NOL carryovers	38.6	33.2
Other	19.1	16.4

Gross deferred tax assets	161.1	143.4
Valuation allowance	(41.0)	(35.4)

Deferred tax assets	120.1	108.0

DEFERRED TAX LIABILITIES
Property, plant and equipment	(38.4)	(44.5)
Intangible assets	(72.5)	(52.1)
Other	(7.5)	(8.0)

Deferred tax liability	(118.4)	(104.6)

Net deferred tax asset	$1.7	$3.4

Tax benefits relating to state net operating loss carryforwards were $5.4 million and $4.5 million at September 30, 2007 and 2006, respectively. State net operating loss carryforward periods range from 5 to 20 years. Any losses not utilized within a specific state’s carryforward period will expire. State net operating loss carryforwards include $2.4 million of tax benefits relating to Smith & Hawken®. As these losses may only be used against income of Smith & Hawken®, and cannot be used to offset income of the consolidated group, a full valuation allowance has been recorded against this tax asset. Tax benefits associated with state tax credits will expire if not utilized and amounted to $0.1 million and $0.3 million at September 30, 2007 and 2006, respectively.

In accordance with APB 23, deferred taxes have not been provided on unremitted earnings approximating $93 million of certain foreign subsidiaries and foreign corporate joint ventures as such earnings have been permanently reinvested. The Company has also elected to treat certain foreign entities as disregarded entities for U.S. tax purposes, which results in their net income or loss being recognized currently in the Company’s U.S. tax return. As such, the tax benefit of net operating losses available for foreign statutory tax purposes has already been recognized for U.S. purposes. Accordingly, a full valuation allowance is required on the tax benefit of these net operating losses on global consolidation. Statutory tax benefit of these net operating loss carryovers amounted to $38.6 million and $33.2 million for the fiscal years ended September 30, 2007, and September 30, 2006, respectively. A full valuation allowance has been placed on these assets for worldwide tax purposes.

The American Jobs Creation Act (the “AJCA”) provides for a domestic production activities deduction (IRC § 199) calculated as a percentage of qualified income from manufacturing in the United States. The percentage deduction increases from 3% to 9% over a 6-year period that began with the Company’s 2006 fiscal year. A FASB staff position provides that this deduction be treated as a special deduction, as opposed to a tax rate reduction, in accordance with SFAS 109. The benefit of this deduction did not have a material impact on the Company’s effective tax rate in fiscal 2007 or fiscal 2006.

Management judgment is required in determining tax provisions and evaluating tax positions. Management believes its tax positions and related provisions reflected in the consolidated financial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statements are fully supportable and appropriate. We establish reserves for additional income taxes that may become due if our tax positions are challenged and not sustained. Our tax provision includes the impact of recording reserves and changes thereto. The reserves for additional income taxes are based on management’s best estimate of the ultimate resolution of the tax matter. Based on currently available information, we believe that the ultimate outcomes of any challenges to our tax positions will not have a material adverse effect on our financial position, results of operations or cash flows. Our tax provision includes the impact of recording reserves and adjusting existing reserves.

NOTE 14.	FINANCIAL INSTRUMENTS

A description of the Company’s financial instruments and the methods and assumptions used to estimate their fair values is as follows:

Long-Term Debt

The carrying amounts of borrowings under the revolving credit and term loan facilities are considered to approximate their fair values.

Accounts Receivable Pledged

The carrying amounts of short-term debt associated with accounts receivable pledged under the MARP Agreement are considered to approximately their fair values.

Derivatives and Hedging

The Company is exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. To manage the volatility related to these exposures, the Company enters into various financial transactions, which are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. The utilization of these financial transactions is governed by policies covering acceptable counterpart exposure, instrument types and other hedging practices. The Company does not hold or issue derivative financial instruments for speculative trading purposes.

The Company formally designates and documents qualifying instruments as hedges of underlying exposures at inception. The Company formally assesses, both at inception and at least quarterly on an ongoing basis, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Fluctuations in the value of these instruments generally are offset by changes in the fair value or cash flows of the underlying exposures being hedged. This offset is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. Any ineffective portion of a change in the fair value of a qualifying instrument is immediately recognized in earnings. There were no amounts excluded from the assessment of effectiveness for derivatives designated as either fair value or cash flow hedges for the years ended September 30, 2007 and 2006.

Foreign Currency Swap Agreements

The Company uses foreign currency swap contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in U.S. dollars. At September 30, 2007, the notional amount of outstanding contracts was $101.5 million with a fair value of $(1.3) million. The unrealized loss on the contracts approximates the unrealized gain on the intercompany loans recognized by our foreign subsidiaries.

Interest Rate Swap Agreements

At September 30, 2007 and 2006, the Company had outstanding interest rate swaps with major financial institutions that effectively convert a portion of our variable-rate debt to a fixed rate. The objective of the interest rates swaps was to eliminate the variability of cash flows attributable to fluctuations in interest rates. The swap agreements had a total U.S. dollar equivalent notional amount of $720.0 million and $108.2 million at September 30, 2007 and 2006, respectively. Reference should be made to Note 10, Debt for the terms, expiration dates, and rates of the swaps outstanding at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007. The Euro and British pound denominated swaps included in the table in Note 10 in the notional amount of $120.0 million were also outstanding at September 30, 2006. The change in notional amounts for the Euro and British pounds denominated swaps is due to foreign exchange movement. During the next 12 months, $1.1 million of the September 30, 2007 other comprehensive income balance will be reclassified to earnings consistent with the timing of the underlying hedged transactions.

The Company enters into interest rate swap agreements as a means to hedge its variable interest rate exposure on debt instruments. Since the interest rate swaps have been designated as hedging instruments, their fair values are reflected in the Company’s Consolidated Balance Sheets. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. Unrealized gains or losses resulting from adjusting these swaps to fair value are recorded as elements of accumulated other comprehensive income or loss within the Consolidated Balance Sheets. The fair value of the swap agreements was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date.

Commodity Hedges

The Company has outstanding a strip of collars for approximately 546,000 gallons of fuel at September 30, 2007. The collars are designed to partially mitigate the effect of fluctuating fuel costs on the operating results of the Scotts LawnService® business through December 31, 2007. The collars do not qualify for hedge accounting treatment under SFAS 133, and are being marked-to-market with unrealized gains and losses on open contracts and realized gains or losses on settled contracts recorded as an element of cost of sales. Amounts included in cost of sales relating to these collars at September 30, 2007 and 2006 were not significant.

The Company also has hedging arrangements designed to fix the price of a portion of its urea needs through March 31, 2008. The contracts are designated as hedges of the Company’s exposure to future cash flows associated with the cost of urea. The objective of the hedge is to eliminate the variability of cash flows attributable to the risk of change. Unrealized gains or losses in the fair value of these contracts are recorded to the accumulated other comprehensive loss component of shareholders’ equity. Gains or losses upon realization remain as a component of accumulated other comprehensive loss until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. The fair value of the 45,000 aggregate tons hedged at September 30, 2007 was $1.0 million. During the next 12 months, $1.0 million of the September 30, 2007 other comprehensive income balance will be reclassified to earnings consistent with the timing of the underlying hedged transactions.

Estimated Fair Values

The estimated fair values of the Company’s financial instruments are as follows for the fiscal years ended September 30 (in millions):

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Revolving loans	$469.2	$469.2	$253.8	$253.8
Senior Subordinated Notes	—	—	200.0	194.0
Foreign bank borrowings and term loans	—	—	2.8	2.8
Term loans	558.6	558.6	—	—
Master Accounts Receivable Purchase Agreement	64.4	64.4	—	—
Unrealized gain (loss) on foreign currency swap agreements	(1.3)	(1.3)	0.4	0.4
Unrealized gain (loss) on interest rate swap agreements	(4.1)	(4.1)	1.3	1.3
Unrealized gain (loss) on commodity hedging instruments	1.0	1.0	(0.2)	(0.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain miscellaneous instruments included in the Company’s total debt balances for which fair value determinations are not ascertainable have been excluded from the fair value table above. The excluded items at September 30, 2007 and 2006 (in millions) are as follows:

	2007	2006

Notes due to sellers	$15.1	$15.4
Other	10.5	9.2

NOTE 15.	OPERATING LEASES

The Company leases certain property and equipment from third parties under various non-cancelable operating lease agreements. Certain lease agreements contain renewal and purchase options. The lease agreements generally provide that the Company pay taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for non-cancelable operating leases at September 30, 2007, are as follows (in millions):

2008	$37.5
2009	32.7
2010	25.6
2011	22.6
2012	20.4
Thereafter	55.4

Total future minimum lease payments	$194.2

The Company also leases certain vehicles (primarily cars and light trucks) under agreements that are cancelable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of September 30, 2007, the Company’s residual value guarantee would have approximated $8.4 million. Other residual value guarantee amounts that apply at the conclusion of the non-cancelable lease term are as follows:

	Amount of	Lease
	Guarantee	Termination Date

Scotts LawnService® vehicles	$15.9 million	2011
Corporate aircraft	15.7 million	2010 and 2012

Rent expense for fiscal 2007, fiscal 2006 and fiscal 2005 totaled $74.9 million, $63.3 million, and $57.9 million, respectively.

NOTE 16.	COMMITMENTS

The Company has the following unconditional purchase obligations due during each of the next five fiscal years that have not been recognized on the Consolidated Balance Sheet at September 30, 2007 (in millions):

2008	$292.0
2009	144.8
2010	66.8
2011	45.9
2012	12.2
Thereafter	7.5

$569.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase obligations primarily represent outstanding purchase orders for materials used in the Company’s manufacturing processes. Purchase obligations also include commitments for warehouse services, grass seed, and out-sourced information services.

NOTE 17.	CONTINGENCIES

Management continually evaluates the Company’s contingencies, including various lawsuits and claims which arise in the normal course of business, product and general liabilities, worker’s compensation, property losses and other fiduciary liabilities for which the Company is self-insured or retains a high exposure limit. Self-insurance reserves are established based on loss estimates for specific individual claims plus actuarial estimated amounts for incurred but not reported claims and adverse development factors for existing claims. Legal costs incurred in connection with the resolution of claims, lawsuits and other contingencies generally are expensed as incurred. In the opinion of management, its assessment of contingencies is reasonable and related reserves, in the aggregate, are adequate; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by the final resolution of these matters. The following are the more significant of the Company’s identified contingencies.

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

At September 30, 2007, $4.6 million was accrued for environmental and regulatory matters, primarily related to the Marysville facility. Most of the accrued costs are expected to be paid in fiscal 2008; however, payments could be made for a period thereafter. While the amounts accrued are believed to be adequate to cover known environmental exposures based on current facts and estimates of likely outcome, the adequacy of these accruals is based on several significant assumptions:

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

During fiscal 2007, fiscal 2006, and fiscal 2005, we expensed approximately $1.5 million, $2.4 million, and $3.7 million, respectively, for environmental matters.

U.S. Horticultural Supply, Inc. (F/K/A E.C. Geiger, Inc.)

On November 5, 2004, U.S. Horticultural Supply, Inc. (“Geiger”) filed suit against the Company in the U.S. District Court for the Eastern District of Pennsylvania. This complaint alleges that the Company conspired with another distributor, Griffin Greenhouse Supplies, Inc., to restrain trade in the horticultural products market, in violation of Section 1 of the Sherman Antitrust Act. On June 2, 2006, the Court denied the Company’s motion to dismiss the complaint. Fact discovery ended on March 8, 2007. The Company is currently engaged in expert discovery, the deadline for completion of which is December 7, 2007. Geiger’s damages expert quantifies Geiger’s alleged damages at approximately $3.3 million, which could be trebled under the antitrust laws. The deadline for dispositive motions is January 17, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company continues to vigorously defend against Geiger’s claims. The Company believes that Geiger’s claims are without merit and that the likelihood of an unfavorable outcome is remote. Therefore, no accrual has been established related to this matter. However, the Company cannot predict the ultimate outcome with certainty. If the above action is determined adversely to the Company, the result could have a material adverse effect on the Company’s results of operations, financial position and cash flows. The Company had previously sued and obtained a judgment against Geiger on April 25, 2005, based on Geiger’s default on obligations to the Company, and the Company is proceeding to collect that judgment.

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

The Company is reviewing agreements and policies that may provide insurance coverage or indemnity as to these claims and is pursuing coverage under some of these agreements and policies, although there can be no assurance of the results of these efforts.

On April 27, 2007, the Company received a proposed Order On Consent from the New York State Department of Environmental Conservation (the “Proposed Order”) alleging that during the calendar year 2003, the Company and James Hagedorn, individually and as Chairman of the Board and the Chief Executive Officer of the Company, unlawfully donated to a Port Washington, New York youth sports organization forty bags of Scotts® LawnPro Annual Program Step 3 Insect Control Plus Fertilizer which, while federally registered, was allegedly not registered in the state of New York. The Proposed Order requests penalties totaling $695,000. The Company has made its position clear to the New York State Department of Environmental Conservation and is awaiting a response.

On November 26, 2007, the United States Department of Agriculture issued an administrative complaint alleging that Scotts LLC had violated the Plant Protection Act and the regulations promulgated thereunder, related to the testing of genetically-modified Glyphosate-tolerant creeping bentgrass. Without admitting or denying that it violated the law, on November 26, 2007, Scotts LLC entered into a Consent Decision and Order with the USDA resolving this matter. The Company has agreed to pay a civil penalty of $500,000, which had previously been accrued, and conduct three public workshops.

We are involved in other lawsuits and claims which arise in the normal course of our business. In our opinion, these claims individually and in the aggregate are not expected to result in a material adverse effect on our results of operations, financial position or cash flows.

Former Litigation Impacting Financial Results for Fiscal 2005

AgrEvo Environmental Health, Inc. v. The Scotts Company (Southern District of New York)

The Scotts Company v. Aventis S.A. and Starlink Logistics, Inc. (Southern District of Ohio)

On September 30, 2005, all litigation among the aforementioned companies had been concluded with the Company receiving a payment of approximately $10 million, of which amount $8.9 million is recorded in “Impairment, restructuring and other charges” within the Consolidated Statements of Operations (see Note 5).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Central Garden & Pet Company

The Scotts Company v. Central Garden, Southern District of Ohio

Central Garden v. Scotts & Pharmacia, Northern District of California

All litigation with Central Garden & Pet Company (“Central Garden”) has been concluded. On July 15, 2005, the Company received approximately $15 million in satisfaction of the judgment against Central Garden. The Company has recognized the satisfaction of this judgment in its financial results for fiscal 2005 as follows (in millions):

Reversal of reserve against outstanding receivables due from Central Garden. The reserve was initially established through a charge to restructuring and other charges within selling, general and administrative expenses; therefore, the reversal of the reserve has been classified in a like manner. (See Note 5)	$7.9
Portion of judgment classified with other income, net	4.1

Total amount included in income from operations	12.0
Portion of judgment applied to unreserved accounts receivable due from Central Garden	3.0

Total judgment	$15.0

All pending litigation brought by Central Garden against the Company has been concluded including the previously pending antitrust case in the Northern District of California in which the Company prevailed.

NOTE 18.	CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. The Company sells its consumer products to a wide variety of retailers, including mass merchandisers, home centers, independent hardware stores, nurseries, garden outlets, warehouse clubs and local and regional chains. Professional products are sold to commercial nurseries, greenhouses, landscape services, and growers of specialty agriculture crops. Concentrations of accounts receivable at September 30, net of accounts receivable pledged under the terms of the MARP Agreement whereby the purchaser has assumed the risk associated with the debtor’s financial inability to pay ($149.5 million and $0 for 2007 and 2006, respectively), were as follows:

	2007	2006

Due from customers geographically located in North America	52%	76%
Applicable to the consumer business	54%	79%
Applicable to Scotts LawnService®, the professional businesses (primarily distributors), Smith & Hawken®, and Morning Song®	46%	21%
Top 3 customers within consumer business as a percent of total consumer accounts receivable	0%	53%

The remainder of the Company’s accounts receivable at September 30, 2007 and 2006, were generated from customers located outside of North America, primarily retailers, distributors, nurseries and growers in Europe. No concentrations of customers or individual customers within this group account for more than 10% of the Company’s accounts receivable at either balance sheet date.

The Company’s three largest customers are reported within the North America segment, and are the only customers that individually represent more than 10% of reported consolidated net sales for each of the last three fiscal years. These three customers accounted for the following percentages of consolidated net sales for the fiscal years ended September 30:

	Largest	2nd Largest	3rd Largest
	Customer	Customer	Customer

2007	20.2%	10.9%	10.2%
2006	21.5%	11.2%	10.5%
2005	23.5%	11.9%	9.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.	OTHER (INCOME) EXPENSE

Other (income) expense consisted of the following for the fiscal years ended September 30 (in millions):

	2007	2006	2005

Royalty income	$(9.9)	$(6.8)	$(6.5)
Gain from peat transaction	(1.0)	(0.9)	(0.8)
Franchise fees	(0.2)	(0.2)	(0.3)
Foreign currency (gains) losses	(0.2)	(0.7)	2.1
Legal settlement	—	—	(4.0)
Other, net	(0.2)	(0.6)	2.0

Total	$(11.5)	$(9.2)	$(7.5)

NOTE 20.	SEGMENT INFORMATION

The Company is divided into the following segments — North America, International, Scotts LawnService®, and Corporate & Other. This division of reportable segments is consistent with how the segments report to and are managed by senior management of the Company. Certain reclassifications were made to prior period amounts to reflect the inclusion of biotech costs and certain other items in the Corporate & Other segment instead of the North America segment to be consistent with fiscal 2007 reporting.

The North America segment primarily consists of the Lawns, Gardens, Growing Media, Ortho® (Controls), Canada and North American Professional business groups as well as the North American portion of the Roundup® commission. This segment manufactures, markets and sells dry, granular slow-release lawn fertilizers, combination lawn fertilizer and control products, grass seed, spreaders, water-soluble, liquid and continuous-release garden and indoor plant foods, plant care products, potting, garden and lawn soils, mulches and other growing media products, pesticide products, wild bird food, and a full line of horticulture products.

Products are marketed to mass merchandisers, home improvement centers, large hardware chains, warehouse clubs, distributors, nurseries, garden centers and specialty crop growers in the United States, Canada, Latin America, South America, Australia, and Asia/Pacific.

The International segment provides products similar to those described above for the North America segment to retail consumers and professional customers primarily in Europe. The Scotts LawnService® segment provides lawn fertilization, disease and insect control and other related services such as core aeration and tree and shrub fertilization primarily to residential consumers through company-owned branches and franchises. In our larger branches, an exterior barrier pest control service also is offered. The Corporate & Other segment consists of the Smith & Hawken® business and corporate general and administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table (dollars in millions) presents segment financial information in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. Pursuant to SFAS 131, the presentation of the segment financial information is consistent with the basis used by management (i.e., certain costs not allocated to business segments for internal management reporting purposes are not allocated for purposes of this presentation).

	2007	2006	2005

Net sales:
North America	$1,988.3	$1,914.5	$1,668.1
International	469.8	408.5	430.3
Scotts LawnService®	230.5	205.7	159.8
Corporate & Other	184.0	169.2	159.6

Segment total	2,872.6	2,697.9	2,417.8
Roundup® deferred contribution charge	—	—	(45.7)
Roundup® amortization	(0.8)	(0.8)	(2.8)

	$2,871.8	$2,697.1	$2,369.3

Operating income (loss):
North America	$375.4	$391.2	$355.4
International	35.0	28.5	34.3
Scotts LawnService®	11.3	15.6	13.1
Corporate & Other	(90.5)	(91.0)	(105.7)

Segment total	331.2	344.3	297.1
Roundup® deferred contribution charge	—	—	(45.7)
Roundup® amortization	(0.8)	(0.8)	(2.8)
Amortization	(15.3)	(15.2)	(14.8)
Impairment of intangibles and goodwill	(35.3)	(66.4)	(23.4)
Restructuring and other charges	(2.7)	(9.4)	(9.5)

	$277.1	$252.5	$200.9

Depreciation & amortization
North America	$30.7	$30.7	$30.9
International	12.0	13.1	11.5
Scotts LawnService®	4.1	3.8	3.9
Corporate & Other	20.7	19.4	20.9

	$67.5	$67.0	$67.2

Capital expenditures:
North America	$26.3	$24.8	$22.6
International	12.7	11.4	3.5
Scotts LawnService®	3.8	3.0	2.1
Corporate & Other	11.2	17.8	12.2

	$54.0	$57.0	$40.4

Long-lived assets:
North America	$752.2	$760.3
International	259.6	235.0
Scotts LawnService®	141.1	120.3
Corporate & Other	94.7	134.8

	$1,247.6	$1,250.4

Total assets:
North America	$1,328.3	$1,331.7
International	531.6	450.9
Scotts LawnService®	189.2	161.6
Corporate & Other	228.1	273.4

	$2,277.2	$2,217.6

Segment operating income (loss) represents earnings before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. Accordingly, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 21.	QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal 2007 and fiscal 2006 (in millions, except per share data).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

FISCAL 2007
Net sales	$271.2	$993.3	$1,098.4	$508.9	$2,871.8
Gross profit	55.3	368.4	422.7	158.1	1,004.5
Net income (loss)	(59.4)	83.4	129.7	(40.3)	113.4
Basic earnings (loss) per common share	$(0.88)	$1.26	$2.04	$(0.63)	$1.74
Common shares used in basic EPS calculation	67.2	66.1	63.6	63.9	65.2
Diluted earnings (loss) per common share	$(0.88)	$1.23	$1.98	$(0.63)	$1.69
Common shares and dilutive potential common shares used in diluted EPS calculation	67.2	67.8	65.4	63.9	67.0

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

FISCAL 2006
Net sales	$249.5	$907.5	$1,048.0	$492.1	$2,697.1
Gross profit	53.5	346.4	406.0	150.0	955.9
Net income (loss)	(52.7)	94.8	133.3	(42.7)	132.7
Basic earnings (loss) per common share	$(0.78)	$1.40	$1.97	$(0.64)	$1.97
Common shares used in basic EPS calculation	68.0	67.5	67.5	66.8	67.5
Diluted earnings (loss) per common share	$(0.78)	$1.36	$1.92	$(0.64)	$1.91
Common shares and dilutive potential common shares used in diluted EPS calculation	68.0	69.6	69.4	66.8	69.4

Common share equivalents, such as stock awards, are excluded from the diluted loss per share calculation in periods where there is a net loss because their effect is anti-dilutive.

The Company’s business is highly seasonal with 70% to 75% of net sales occurring in the second and third fiscal quarters combined.

Unusual items during fiscal 2007 consisted of impairment, restructuring and other charges and charges incurred to execute the Company’s recapitalization plan. These items are reflected in the quarterly financial information as follows: second quarter refinancing expense due to the recapitalization plan of $18.3 million, fourth quarter impairment of intangible assets and goodwill of $35.3 million and restructuring and other charges of $2.7 million.

Unusual items during fiscal 2006 consisted of impairment charges, restructuring and other costs, and an insurance recovery. These items are reflected in the quarterly financial information as follows: first quarter restructuring and other charges of $4.7 million and impairment of intangible assets of $1.0 million; second quarter restructuring and other charges of $1.1 million; third quarter restructuring and other charges of $1.1 million; and fourth quarter restructuring and other charges of $2.5 million and impairment of intangible assets of $65.4 million. Also included in the first and second quarters are a $1.0 million and $9.1 million benefit, respectively, from an insurance recovery.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Scotts Miracle-Gro Company
Marysville, OH

We have audited the consolidated financial statements of The Scotts Miracle-Gro Company and Subsidiaries (the “Company”) as of September 30, 2007 and 2006, and for each of the three years in the period ended September 30, 2007, and the Company’s internal control over financial reporting as of September 30, 2007, and have issued our reports thereon dated November 29, 2007 (which report expressed an unqualified opinion and includes an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans on September 30, 2007); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in the Index to Consolidated Financial Statements and Financial Statement Schedules. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  Deloitte & Touche LLP

Columbus, Ohio
November 29, 2007

The Scotts Miracle-Gro Company
Schedule II — Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2007
(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Balance		Additions	Deductions
	at		Charged	Credited	Balance
	Beginning	Reserves	to	and	at End of
Classification	of Period	Acquired	Expense	Write-Offs	Period

Valuation and qualifying accounts deducted from the assets to which they apply:
Inventory reserve	$15.1	$—	$9.6	$(9.1)	$15.6
Allowance for doubtful accounts	11.3	4.1	1.3	(5.3)	11.4
Income tax valuation allowance	35.4	—	8.5	(2.9)	41.0

Schedule II — Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2006
(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Balance		Additions	Deductions
	at		Charged	Credited	Balance
	Beginning	Reserves	to	and	at End of
Classification	of Period	Acquired	Expense	Write-Offs	Period

Valuation and qualifying accounts deducted from the assets to which they apply:
Inventory reserve	$16.3	$0.3	$9.4	$(10.9)	$15.1
Allowance for doubtful accounts	11.4	0.5	3.5	(4.1)	11.3
Income tax valuation allowance	33.0	—	5.1	(2.7)	35.4

Schedule II — Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2005
(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Balance		Additions	Deductions
	at		Charged	Credited	Balance
	Beginning	Reserves	to	and	at End of
Classification	of Period	Acquired	Expense	Write-Offs	Period

Valuation and qualifying accounts deducted from the assets to which they apply:
Inventory reserve	$21.3	$—	$11.4	$(16.4)	$16.3
Allowance for doubtful accounts	29.0	—	1.9	(19.5)	11.4
Income tax valuation allowance	28.8	2.4	1.8	—	33.0

The Scotts Miracle-Gro Company

Index to Exhibits

Exhibit
No.	Description	Location

2(a)	Amended and Restated Agreement and Plan of Merger, dated as of May 19, 1995, among Stern’s Miracle-Gro Products, Inc., Stern’s Nurseries, Inc., Miracle-Gro Lawn Products Inc., Miracle-Gro Products Limited, Hagedorn Partnership, L.P., the general partners of Hagedorn Partnership, L.P., Horace Hagedorn, Community Funds, Inc., and John Kenlon, The Scotts Company and ZYX Corporation	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Company, a Delaware corporation, filed June 2, 1995 (File No. 0-19768) [Exhibit 2(b)]

2(b)	First Amendment to Amended and Restated Agreement and Plan of Merger, made and entered into as of October 1, 1999, among The Scotts Company, Scotts Miracle-Gro Products, Inc. (as successor to ZYX Corporation and Stern’s Miracle-Gro Products, Inc.), Miracle-Gro Lawn Products Inc., Miracle-Gro Products Limited, Hagedorn Partnership, L.P., Community Funds, Inc., Horace Hagedorn and John Kenlon, and James Hagedorn, Katherine Hagedorn Littlefield, Paul Hagedorn, Peter Hagedorn, Robert Hagedorn and Susan Hagedorn	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Company, an Ohio corporation (“Scotts”) filed October 5, 1999 (File No. 1-11593) [Exhibit 2]

2(c)	Agreement and Plan of Merger, dated as of December 13, 2004, by and among The Scotts Company, The Scotts Company LLC and The Scotts Miracle-Gro Company	Incorporated herein by reference to Scotts’ Current Report on Form 8-K filed February 2, 2005 (File No. 1-13292)) [Exhibit 2.1]

3(a)	Initial Articles of Incorporation of The Scotts Miracle-Gro Company as filed with Ohio Secretary of State on November 22, 2004	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Miracle-Gro Company (the “Registrant”) filed March 24, 2005 (File No. 1-13292) [Exhibit 3.1]

3(b)	Certificate of Amendment by Shareholders to Articles of Incorporation of The Scotts Miracle-Gro Company as filed with Ohio Secretary of State on March 18, 2005	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 24, 2005 (File No. 1-13292) [Exhibit 3.2]

3(c)	Code of Regulations of The Scotts Miracle-Gro Company	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 24, 2005 (File No. 1-13292) [Exhibit 3.3]

4(a)	Amended and Restated Credit Agreement, dated as of February 7, 2007, by and among The Scotts Miracle-Gro Company as the “Borrower”; the Subsidiary Borrowers (as defined in the Amended and Restated Credit Agreement); the several banks and other financial institutions from time to time parties to the Amended and Restated Credit Agreement; Bank of America, N.A., as Syndication Agent; The Bank of Tokyo-Mitsubushi UFJ, Ltd, BNP Paribas, CoBank, ACB, BMO Capital Markets Financing, Inc., LaSalle Bank N.A., Cooperatieve Centrale Raiffeisen Boerenleenbank, B.A. “Rabobank Nederland”, New York Branch, Citicorp North America, Inc. and The Bank of Nova Scotia, as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 1-13292) [Exhibit 4(a)]

Exhibit
No.	Description	Location

4(b)	First Amendment, dated as of April 10, 2007, to the Amended and Restated Credit Agreement, dated as of February 7, 2007, by and among The Scotts Miracle-Gro Company as the “Borrower”; the Subsidiary Borrowers (as defined in the Amended and Restated Credit Agreement); the several banks and other financial institutions from time to time parties to the Amended and Restated Credit Agreement; the Syndication Agent and the Documentation Agents named in the Amended and Restated Credit Agreement and JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 1-13292) [Exhibit 4(b)]

4(c)	Amended and Restated Guarantee and Collateral Agreement, dated as of February 7, 2007, made by The Scotts Miracle-Gro Company and each Subsidiary Borrower (and certain of the Subsidiary Borrowers’ domestic subsidiaries) under the Amended and Restated Credit Agreement in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 1-13292) [Exhibit 4(c)]

4(d)	Foreign Pledge Agreement Acknowledgement and Confirmation, dated as of March 30, 2007, entered into by Scotts Sierra Investments, Inc. and OMS Investments, Inc. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 1-13292) [Exhibit 4(d)]

4(e)	Agreement to furnish copies of instruments and agreements defining rights of holders of long-term debt	*

10(a)(1)	The O.M. Scott & Sons Company Excess Benefit Plan, effective October 1, 1993	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993 of The Scotts Company, a Delaware corporation (File No. 0-19768) [Exhibit 10(h)]

10(a)(2)	First Amendment to The O.M. Scott & Sons Company Excess Benefit Plan, effective as of January 1, 1998	Incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 2001 of The Scotts Company, an Ohio corporation (“Scotts”) (File No. 1-13292) [Exhibit 10(a)(2)]

10(a)(3)	Second Amendment to The O.M. Scott & Sons Company Excess Benefit Plan, effective as of January 1, 1999	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(a)(3)]

10(a)(4)	Third Amendment to The O.M. Scott & Sons Company Excess Benefit Plan, effective as of March 18, 2005 (amended title of plan to be The Scotts Company LLC Excess Benefit Plan)	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 of The Scotts Miracle-Gro Company (the “Registrant”) (File No. 1-13292) [Exhibit 10(CC)]

10(b)(1)	The Scotts Company LLC Executive/Management Incentive Plan (as approved by the shareholders of The Scotts Miracle-Gro Company on January 26, 2006)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-13292) [Exhibit 10.4]

Exhibit
No.	Description	Location

10(b)(2)	The Scotts Company LLC Amended and Restated Executive/Management Incentive Plan (effective as of November 7, 2007)	*

10(c)(1)	Specimen form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive/Management Incentive Plan)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 (File No. 1-13292) [Exhibit 10.1]

10(c)(2)	Executive Officers of The Scotts Miracle-Gro Company who are parties to form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive/Management Incentive Plan)	*

10(d)(1)	The Scotts Company 1996 Stock Option Plan (as amended through May 15, 2000)	Incorporated herein by reference to Scotts’ Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2000 (File No. 1-13292) [Exhibit 10(d)]

10(d)(2)	The Scotts Company 1996 Stock Option Plan (2002 Amendment)	Incorporated herein by reference to Scotts’ Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2002 (File No. 1-13292) [Exhibit 10(d)(i)]

10(d)(3)	Amendment to The Scotts Company 1996 Stock Option Plan — 2005 Amendment, effective as of March 18, 2005 (amended title of plan to be The Scotts Miracle-Gro Company 1996 Stock Option Plan)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 (File No. 1-13292) [Exhibit 10(z)]

10(d)(4)	The Scotts Miracle-Gro Company Amended and Restated 1996 Stock Option Plan (effective as of October 30, 2007)	*

10(e)	Form of 1996 Stock Option Plan Stock Option Agreement — Non-Qualified Stock Option	Incorporated herein by reference to Scotts’ Current Report on Form 8-K filed November 19, 2004 (File No. 1-13292) [Exhibit 10.7]

10(f)	Specimen form of Stock Option Agreement (as amended through October 23, 2001) for Non-Qualified Stock Options granted to employees under The Scotts Company 1996 Stock Option Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 1996 Stock Option Plan), French specimen	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(f)]

10(g)(1)	The Scotts Company Executive Retirement Plan	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 1-11593) [Exhibit 10(j)]

10(g)(2)	First Amendment to The Scotts Company Executive Retirement Plan, effective as of January 1, 1999	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(g)(2)]

Exhibit
No.	Description	Location

10(g)(3)	Second Amendment to The Scotts Company Executive Retirement Plan, effective as of January 1, 2000	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-13292) [Exhibit 10(g)(3)]

10(g)(4)	Third Amendment to The Scotts Company Executive Retirement Plan, effective as of January 1, 2003	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 1-13292) [Exhibit 10(g)(4)]

10(g)(5)	Fourth Amendment to The Scotts Company Executive Retirement Plan, effective as of January 1, 2004	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (File No. 1-13292) [Exhibit 10(g)(5)]

10(g)(6)	Fifth Amendment to The Scotts Company Executive Retirement Plan, effective as of March 18, 2005 (amended title of plan to be The Scotts Company LLC Executive Retirement Plan)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 (File No. 1-13292) [Exhibit 10(DD)]

10(h)	Employment Agreement, dated as of May 19, 1995, between The Scotts Company and James Hagedorn	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (File No. 1-11593) [Exhibit 10(p)]

10(i)(1)	Letter agreement, dated June 8, 2000, between The Scotts Company and Patrick J. Norton	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 1-13292) [Exhibit 10(q)]

10(i)(2)	Letter agreement, dated November 5, 2002, and accepted by Mr. Norton on November 22, 2002, pertaining to the terms of employment of Patrick J. Norton through December 31, 2005, and superseding certain provisions of the letter agreement, dated June 8, 2000, between The Scotts Company and Mr. Norton	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 1-13292) [Exhibit 10(q)]

10(i)(3)	Letter of Extension, dated October 25, 2005, between The Scotts Miracle-Gro Company and Patrick J. Norton	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 14, 2005 (File No. 1-13292) [Exhibit 10.3]

10(j)(1)	The Scotts Company 2003 Stock Option and Incentive Equity Plan (as approved by shareholders of The Scotts Company on January 30, 2003)	Incorporated herein by reference to Scotts’ Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2002 (File No. 1-13292) [Exhibit 10(w)]

10(j)(2)	First Amendment to The Scotts Company 2003 Stock Option and Incentive Equity Plan, effective as of March 18, 2005 (amended title of plan to be The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 (File No. 1-13292) [Exhibit 10(AA)]

10(j)(3)	The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan (effective as of October 30, 2007)	*

Exhibit
No.	Description	Location

10(k)(1)	Specimen form of Award Agreement for Nondirectors used to evidence Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock and Performance Shares which may be granted under The Scotts-Miracle Gro Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-13292) [Exhibit 10(u)]

10(k)(2)	Form of letter agreement amending Restricted Stock awards granted under The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan, as amended (effective as of October 30, 2007)	*

10(l)	Specimen form of Award Agreement for Directors used to evidence Nonqualified Stock Options granted under The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-13292) [Exhibit 10(v)]

10(m)	Employment Agreement effective as of October 1, 2007, between The Scotts Company LLC and Barry W. Sanders	*

10(n)	Employment Agreement effective as of July 1, 2001, between The Scotts Company LLC and Claude Lopez [English Translation — Original in French]	*

10(o)	Employment Agreement for Christopher Nagel, entered into effective as of October 1, 2006, by and between Christopher Nagel and The Scotts Miracle-Gro Company (voluntarily terminated effective July 18, 2007)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 7, 2006 (File No. 1-13292) [Exhibit 10.1]

10(p)	The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan Award Agreement for Employees, evidencing Restricted Stock Award of 38,000 Restricted Stock Awarded to Christopher Nagel on October 1, 2006 by The Scotts Miracle-Gro Company (forfeited as a result of voluntary termination effective July 18, 2007)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 7, 2006 (File No. 1-13292) [Exhibit 10.2]

10(q)	Separation Agreement and General Release, entered into and effective as of July 18, 2007, by and between The Scotts Miracle-Gro Company and Christopher L. Nagel	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed July 18, 2007 (File No. 1-13292) [Exhibit 10.1]

10(r)(1)	The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (as approved by the shareholders of The Scotts Miracle-Gro Company on January 26, 2006)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-13292) [Exhibit 10.2]

10(r)(2)	The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (effective as of October 30, 2007)	*

10(s)	Specimen form of Award Agreement used to evidence Time-Based Nonqualified Stock Options for Non-Employee Directors under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-13292) [Exhibit 10.3]

Exhibit
No.	Description	Location

10(t)(1)	Specimen form of Award Agreement used to evidence awards of Restricted Stock Units, Performance Shares, Nonqualified Stock Options, Incentive Stock Options, Restricted Stock and Stock Appreciation Rights which may be granted under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan), used prior to October 30, 2007	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 1-13292) [Exhibit 10(b)]

10(t)(2)	Form of letter agreement amending Restricted Stock awards granted under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan, as amended (effective as of October 30, 2007)	*

10(t)(3)	Specimen form of Nonqualified Stock Option Award Agreement for Employees to evidence grants of Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company [Amended and Restated] 2006 Long-Term Incentive Plan (used after October 30, 2007)	*

10(t)(4)	Specimen form of Restricted Stock Award Agreement for Employees to evidence grants of Restricted Stock which may be made under The Scotts Miracle-Gro Company [Amended and Restated] 2006 Long-Term Incentive Plan (used after October 30, 2007)	*

10(t)(5)	Specimen form of Performance Share Award Agreement for Employees (with Related Dividend Equivalents) to evidence grants of Performance Shares which may be made under The Scotts Miracle-Gro Company [Amended and Restated] 2006 Long-Term Incentive Plan (used after October 30, 2007)	*

10(u)	Specimen form of Award Agreement for Third Party Service Providers used to evidence awards which may be granted under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) to third party service providers	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 (File No. 1-13292) [Exhibit 10.3]

10(v)	Specimen form of Award Agreement for Employees used to evidence Nonqualified Stock Options, Restricted Stock and Restricted Stock Units which may be granted under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) (Standard International Specimen covering Australian, Canadian and The Netherlands)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2006 (File No. 1-13292) [Exhibit 10.1]

10(w)	Specimen form of Award Agreement for Employees used to evidence Stock Options, Restricted Stock and Restricted Stock Units which may be granted under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) (Austrian Specimen)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2006 (File No. 1-13292) [Exhibit 10.2]

Exhibit
No.	Description	Location

10(x)	Specimen form of Award Agreement for Employees used to evidence Nonqualified Stock Options which may be granted under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) (Belgian Specimen)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2006 (File No. 1-13292) [Exhibit 10.3]

10(y)	Specimen form of Award Agreement for Employees used to evidence Nonqualified Stock Options, Restricted Stock, Restricted Stock Units and Performance Shares which may be granted under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) (French Specimen)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2006 (File No. 1-13292) [Exhibit 10.4]

10(z)	Specimen form of Award Agreement for Employees used to evidence Nonqualified Stock Options which may be granted under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) (German Specimen)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2006 (File No. 1-13292) [Exhibit 10.5]

10(aa)	Specimen form of Award Agreement for Employees used to evidence Nonqualified Stock Options which may be granted under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) (Polish Specimen)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2006 (File No. 1-13292) [Exhibit 10.6]

10(bb)	Specimen form of Award Agreement for United Kingdom Employees used to evidence Nonqualified Stock Options, Restricted Stock and Restricted Stock Units which may be granted under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) (United Kingdom Specimen)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2006 (File No. 1-13292) [Exhibit 10.7]

10(cc)	The Scotts Miracle-Gro Company Discounted Stock Purchase Plan (As Amended and Restated as of January 26, 2006; Reflects 2-for-1 Stock Split Distributed on November 9, 2005)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-13292) [Exhibit 10.1]

10(dd)	Summary of Compensation for Directors of The Scotts Miracle-Gro Company	*

10(ee)	Separation Agreement and General Release, entered into and effective as of July 17, 2007 by and between The Scotts Miracle-Gro Company and David M. Aronowitz	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed July 17, 2007 (File No. 1-13292) [Exhibit 10.1]

10(ff)	Exclusive Distributor Agreement — Horticulture, effective as of June 22, 1998, between The Scotts Company and AgrEvo USA Company	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 1-11593) [Exhibit 10(v)]

Exhibit
No.	Description	Location

10(gg)	Amended and Restated Exclusive Agency and Marketing Agreement, dated as of September 30, 1998, between Monsanto Company and The Scotts Company LLC (as successor to The Scotts Company)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-13292) [Exhibit 10(x)]

10(hh)	Master Accounts Receivable Purchase Agreement, dated as of April 11, 2007, by and among The Scotts Company LLC as seller, The Scotts Miracle-Gro Company as guarantor and LaSalle Bank National Association as purchaser	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed April 17, 2007 (File No. 1-13292) [Exhibit 10.1]

14	Code of Business Conduct and Ethics of The Scotts Miracle-Gro Company, as amended on November 2, 2006	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 8, 2006 (File No. 1-13292)) [Exhibit 14]

21	Subsidiaries of The Scotts Miracle-Gro Company	*

23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	*

24	Powers of Attorney of Executive Officers and Directors of The Scotts Miracle-Gro Company	*

31(a)	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	*

31(b)	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	*
32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	*

*	Filed herewith.