Form 10-Q
period 2007-12-29
SCOTTS MIRACLE-GRO CO
filed 2008-02-07
CIK 825542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 2007
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
if Changed Since Last Report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑                  Accelerated Filer ☐                 Non-accelerated Filer ☐                  Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     The number of Common Shares, without par value, of the registrant outstanding as of January 31, 2008 was 64,297,927.

THE SCOTTS MIRACLE-GRO COMPANY AND SUBSIDIARIES
INDEX

		PAGE NO.
PART I. FINANCIAL INFORMATION:
Item 1.	Financial Statements
	Condensed, Consolidated Statements of Operations — Three months ended December 29, 2007 and December 30, 2006	3
	Condensed, Consolidated Statements of Cash Flows — Three months ended December 29, 2007 and December 30, 2006	4
	Condensed, Consolidated Balance Sheets — December 29, 2007, December 30, 2006 and September 30, 2007	5
	Notes to Condensed, Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4.	Controls and Procedures	26
PART II. OTHER INFORMATION:
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 6.	Exhibits	27
Signatures		28
Index to Exhibits		29
EX-10(B)
EX-10(L)
EX-10(M)
EX-10(N)
EX-10(Q)
EX-10(R)
EX-10(S)
EX-10(T)
EX-31(A)
EX-31(B)
EX-32

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED
	DECEMBER 29,	DECEMBER 30,
	2007	2006
Net sales	$308.7	$271.2
Cost of sales	237.4	215.9

Gross profit	71.3	55.3

Operating expenses:
Selling, general and administrative	144.3	142.2
Other income, net	(3.2)	(2.3)

Loss from operations	(69.8)	(84.6)

Interest expense	19.0	8.2

Loss before income taxes	(88.8)	(92.8)

Income tax benefit	(32.0)	(33.4)

Net loss	$(56.8)	$(59.4)

BASIC LOSS PER COMMON SHARE:
Weighted-average common shares outstanding during the period	64.2	67.2

Basic loss per common share	$(0.89)	$(0.88)

DILUTED LOSS PER COMMON SHARE:
Weighted-average common shares outstanding during the period	64.2	67.2

Diluted loss per common share	$(0.89)	$(0.88)

Dividends declared per common share	$0.125	$0.125

See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	THREE MONTHS ENDED
	DECEMBER 29,	DECEMBER 30,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(56.8)	$(59.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3.4	4.2
Depreciation	13.1	12.7
Amortization	4.1	3.7
Gain on sale of property, plant and equipment	—	(0.3)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	119.7	120.7
Inventories	(257.0)	(215.3)
Prepaid and other current assets	1.2	(3.1)
Accounts payable	29.1	18.3
Accrued liabilities	(38.6)	(86.5)
Restructuring reserves	(0.3)	(2.8)
Other non-current items	2.3	1.8
Other, net	(0.2)	1.9

Net cash used in operating activities	(180.0)	(204.1)

INVESTING ACTIVITIES
Proceeds from the sale of property, plant and equipment	0.6	0.3
Investment in property, plant and equipment	(15.1)	(16.2)
Investment in acquired businesses, net of cash acquired	—	(2.7)

Net cash used in investing activities	(14.5)	(18.6)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	298.4	197.9
Repayments under revolving and bank lines of credit	(102.6)	(0.9)
Dividends paid	(8.3)	(8.5)
Payments on seller notes	(0.8)	—
Excess tax benefits from share-based payment arrangements	0.7	8.1
Cash received from the exercise of stock options	1.6	15.5

Net cash provided by financing activities	189.0	212.1
Effect of exchange rate changes on cash	2.1	(1.4)

Net decrease in cash	(3.4)	(12.0)
Cash and cash equivalents at beginning of period	67.9	48.1

Cash and cash equivalents at end of period	$64.5	$36.1

Supplemental cash flow information
Interest paid, net of interest capitalized	9.6	10.4
Income taxes (refunded) paid	(10.8)	3.4
See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	DECEMBER 29,	DECEMBER 30,	SEPTEMBER 30,
	2007	2006	2007
	UNAUDITED		(SEE NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$64.5	$36.1	$67.9
Accounts receivable, less allowances of $10.9, $10.8 and $11.4, respectively	269.2	264.5	248.3
Accounts receivable pledged	10.7	—	149.5
Inventories, net	663.9	629.1	405.9
Prepaid and other assets	126.1	106.8	127.7

Total current assets	1,134.4	1,036.5	999.3

Property, plant and equipment, net of accumulated depreciation of $432.1, $385.8 and $418.8, respectively	366.1	369.3	365.9
Goodwill	463.0	471.0	462.9
Intangible assets, net	416.9	425.4	418.8
Other assets	28.6	25.8	30.3

Total assets	$2,409.0	$2,328.0	$2,277.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$28.1	$15.2	$86.4
Accounts payable	232.4	220.9	202.5
Accrued liabilities	259.2	205.0	297.7

Total current liabilities	519.7	441.1	586.6

Long-term debt	1,286.6	679.3	1,031.4
Other liabilities	184.8	166.0	179.9

Total liabilities	1,991.1	1,286.4	1,797.9

Commitments and contingencies (notes 4 and 11)

Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share, 64.2, 68.2, 64.1 shares issued and outstanding, respectively	478.8	491.5	480.3
Retained earnings	195.6	622.7	260.5
Treasury stock, at cost; 3.9, 0.5, 4.0 shares, respectively	(212.1)	(21.4)	(219.5)
Accumulated other comprehensive loss	(44.4)	(51.2)	(42.0)

Total shareholders’ equity	417.9	1,041.6	479.3

Total liabilities and shareholders’ equity	$2,409.0	$2,328.0	$2,277.2

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
Due to the nature of the lawn and garden business, the majority of shipments to retailers occur in the Company’s second and third fiscal quarters. On a combined basis, net sales for the second and third fiscal quarters generally represent 70% to 75% of annual net sales. As a result of the seasonal nature of our business, results for our first fiscal quarter cannot be annualized to predict the results of the full year.
ORGANIZATION AND BASIS OF PRESENTATION
The Company’s condensed, consolidated financial statements are unaudited; however, in the opinion of management, these financial statements are presented in accordance with accounting principles generally accepted in the United States of America. The condensed, consolidated financial statements include the accounts of Scotts Miracle-Gro and all wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. Interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the consolidated financial statements and accompanying notes in the Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
The balance sheet at September 30, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
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
Under the terms of the Amended and Restated Exclusive Agency and Marketing Agreement (the “Marketing Agreement”) between the Company and Monsanto, the Company, in its role as exclusive agent, performs certain functions, such as sales support, merchandising, distribution and logistics, and incurs certain costs in support of the consumer Roundup® business. The actual costs incurred by the Company on behalf of Roundup® are recovered from Monsanto through the terms of the Marketing Agreement. The reimbursement of costs for which the Company is considered the primary obligor is included in net sales.

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
Scotts LawnService® promotes its service offerings primarily through direct mail campaigns. External costs associated with these campaigns that qualify as direct response advertising costs are deferred and recognized as advertising expense in proportion to revenues over a period not beyond the end of the subsequent calendar year. The costs deferred at December 29, 2007, December 30, 2006 and September 30, 2007 were $3.6 million, $4.9 million and $5.7 million, respectively.
STOCK-BASED COMPENSATION AWARDS
The fair value of awards is expensed ratably over the vesting period, generally three years. The Company uses a binomial model to fair value its option grants.
GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS
During the third quarter of fiscal 2007, the Company changed the timing of its annual goodwill impairment testing from the last day of the fiscal first quarter to the first day of the fiscal fourth quarter. In addition, the Company also changed the date of its annual indefinite life intangible impairment testing to the first day of the fiscal fourth quarter.
The July 1, 2007 SFAS 142 evaluation of the Smith & Hawken® goodwill was finalized in the first quarter of fiscal 2008 and there was no change to the related impairment charge recorded in the fourth quarter of fiscal 2007.
The impairment analyses for the first quarter of fiscal 2007 indicated that no impairment charges were required.
LOSS PER COMMON SHARE
Basic loss per common share is computed based on the weighted-average number of common shares outstanding each period. Diluted loss per common share is computed based on the weighted-average number of common shares and dilutive potential common shares (stock options, restricted stock, performance shares and stock appreciation rights) outstanding each period. Because of the first quarter loss, common stock equivalents were not included in the calculation of diluted loss per share because to do so would have been anti-dilutive. These common stock equivalents equated to 1.6 million common shares and 1.9 million common shares for the periods ended December 29, 2007 and December 30, 2006, respectively.
See Note 2 for a discussion of the Company’s recapitalization transactions that were consummated in the second quarter of fiscal 2007.
RECENT ACCOUNTING PRONOUNCEMENTS
FIN 48 — Accounting For Uncertainty In Income Taxes — An Interpretation Of FASB Statement No. 109
In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition. The enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
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
The Company, as required, adopted FIN 48 as of the beginning of its 2008 fiscal year, resulting in a $0.4 million decrease to retained earnings at October 1, 2007. See Note 10 for additional information.
Statement of Financial Accounting Standards No. 157 — Fair Value Measurements
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company will be required to adopt SFAS 157 no later than October 1, 2008, the beginning of its 2009 fiscal year. The provisions of SFAS 157 should be applied prospectively to the beginning of the fiscal year in which SFAS 157 is initially applied, except with respect to certain financial instruments as defined by SFAS 157. The Company is in the process of evaluating the impact that the adoption of SFAS 157 will have on its financial statements.
Statement of Financial Accounting Standards No. 159 —The Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115,” which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for the Company’s financial statements for the fiscal year beginning October 1, 2008, with earlier adoption permitted. No entity is permitted to apply SFAS 159 retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The Company is in the process of evaluating the impact that the adoption of SFAS 159 will have on its financial statements.
Statement of Financial Accounting Standards No. 141(R) – Business Combinations
In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” which replaces SFAS 141. The objective of SFAS 141(R) is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financials statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. SFAS 141(R) is effective for the Company’s financial statements for the fiscal year beginning October 1, 2009. The Company is in the process of evaluating the impact that the adoption of SFAS 141(R) will have on its financial statements.

Statement of Financial Accounting Standards No. 160 — Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also changes the way the consolidated financial statements are presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the parent’s ownership interest and the interest of the noncontrolling owners of a subsidiary. The provisions of SFAS 160 should be applied prospectively as of the beginning of the fiscal year in which SFAS 160 is adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. SFAS 160 is effective for the Company’s financial statements for the fiscal year beginning October 1, 2009. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS 160 will have on its financial statements.
2.  RECAPITALIZATION
On December 12, 2006, the Company announced a recapitalization plan to return $750 million to the Company’s shareholders. This plan expanded and accelerated the previously announced five-year $500 million share repurchase program (which was canceled) under which the Company repurchased 2.0 million of its common shares for $87.9 million during fiscal 2006. Pursuant to the recapitalization plan, on February 14, 2007, the Company completed a modified “Dutch auction” tender offer, resulting in the repurchase of 4.5 million of the Company’s common shares for an aggregate purchase price of $245.5 million ($54.50 per share). On February 16, 2007, the Company’s Board of Directors declared a special one-time cash dividend of $8.00 per share ($508 million in the aggregate), which was paid on March 5, 2007, to shareholders of record on February 26, 2007.
In order to fund these transactions, the Company entered into credit facilities aggregating $2.15 billion and terminated its prior credit facility. As part of this debt restructuring, the Company also conducted a cash tender offer to retire its outstanding 6 5/8% senior subordinated notes in an aggregate principal amount of $200 million. Reference should be made to Note 6, “Debt” for further information as to the credit facilities and the repayment and termination of the prior credit facility and the 6 5/8% senior subordinated notes.
The payment of the special one-time cash dividend required the Company to adjust the number of common shares subject to stock options and stock appreciation rights outstanding under the Company’s share-based awards programs, as well as the price at which the awards may be exercised. Reference should be made to Note 9, “Stock-Based Compensation Awards” for further information.
The Company’s interest expense will be significantly higher for periods subsequent to the recapitalization as a result of the borrowings incurred to fund the cash returned to shareholders. The following pro forma financial information has been compiled as if the Company had completed the recapitalization transactions as of October 1, 2006 for fiscal 2007. Borrowing rates in effect as of March 30, 2007 were used to compute pro forma interest expense. As the recapitalization involved a share repurchase, pro forma diluted common shares are also provided. No pro forma adjustments are necessary for the three-month period ended December 29, 2007 as the recapitalization transactions were consummated prior to the start of the period.

PRO FORMA
FINANCIAL INFORMATION
THREE MONTHS ENDED
DECEMBER 30, 2006
(IN MILLIONS,
EXCEPT PER SHARE DATA)
Loss before income taxes, as reported	$(92.8)
Add back reported interest expense	8.2
Deduct pro forma interest expense	(22.5)

Pro forma loss before income taxes	(107.1)
Pro forma income tax benefit	(38.5)

Pro forma net loss	$(68.6)

Pro forma basic and diluted net loss per common share	$(1.09)

Reported interest expense	$8.2
Incremental interest on recapitalization borrowings	13.1
New credit facilities interest rate differential	1.0
Incremental amortization of new credit facilities fees	0.2

Pro forma interest expense	$22.5

Pro forma effective tax rate	35.9%

PRO FORMA SHARES
THREE MONTHS ENDED
DECEMBER 30, 2006
(IN MILLIONS)
Weighted-average common shares outstanding during the period	67.2
Incremental full period impact of repurchased common shares	(4.5)

Pro forma basic and diluted common shares	62.7

3. DETAIL OF INVENTORIES, NET
Inventories, net of provisions for slow moving and obsolete inventory of $15.9 million, $15.7 million, and $15.6 million, as of December 29, 2007, December 30, 2006 and September 30, 2007, respectively, consisted of:

	DECEMBER 29,	DECEMBER 30,	SEPTEMBER 30,
	2007	2006	2007
	(IN MILLIONS)
Finished goods	$489.9	$460.0	$289.9
Work-in-process	38.1	39.5	28.3
Raw materials	135.9	129.6	87.7

	$663.9	$629.1	$405.9

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

Under the terms of the Marketing Agreement, the Company performs certain functions, primarily manufacturing conversion, selling and marketing support, on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred for these activities are charged to and reimbursed by Monsanto, for which the Company recognizes no gross profit or net income. The Company records costs incurred under the Marketing Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in “Cost of sales” and the reimbursement of these costs in “Net sales,” with no effect on gross profit or net income. The related net sales and cost of sales were $12.5 million and $9.5 million for the three-month periods ended December 29, 2007 and December 30, 2006, respectively.
The elements of the net commission earned under the Marketing Agreement and included in “Net sales” are as follows:

	THREE MONTHS ENDED
	DECEMBER 29,	DECEMBER 30,
	2007	2006
	(IN MILLIONS)
Gross commission	$—	$(0.3)
Contribution expenses	(5.0)	(5.0)
Amortization of marketing fee	(0.2)	(0.2)

Net commission expense	(5.2)	(5.5)
Reimbursements associated with Marketing Agreement	12.5	9.5

Total net sales associated with Marketing Agreement	$7.3	$4.0

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
The Marketing Agreement provides Monsanto with the right to terminate the Marketing Agreement for an event of default (as defined in the Marketing Agreement) by the Company or a change in control of Monsanto or the sale of the consumer Roundup® business. The Marketing Agreement provides the Company with the right to terminate the Marketing Agreement in certain circumstances including an event of default by Monsanto or the sale of the consumer Roundup® business. Unless Monsanto terminates the Marketing Agreement for an event of default by the Company, Monsanto is required to pay a termination fee to the Company that varies by program year. If Monsanto terminates the Marketing Agreement upon a change of control of Monsanto or the sale of the consumer Roundup® business prior to September 30, 2008, the Company will be entitled to a termination fee in excess of $100 million. If the Company terminates the Marketing Agreement upon an uncured material breach, material fraud or material willful misconduct by Monsanto, it is entitled to receive a termination fee in excess of $100 million if the termination occurs prior to September 30, 2008. The termination fee declines over time from $100 million to a minimum of $16 million for terminations between September 30, 2008 and September 30, 2018. If Monsanto were to terminate the Marketing Agreement for cause, the Company would not be entitled to any termination fee, and it would lose all, or a significant portion, of the significant source of earnings and overhead expense absorption the Marketing Agreement provides. Monsanto may also be able to terminate the Marketing Agreement within a given region, including North America, without paying the Company a termination fee if unit sales to consumers in that region decline: (1) over a cumulative three fiscal year period; or (2) by more than 5% for each of two consecutive years.

5. IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES
FISCAL 2008
The Company recorded no impairment, restructuring, and other charges during the first quarter of fiscal 2008.
The Company finalized the fourth quarter fiscal 2007 SFAS 142 impairment evaluation of the Smith & Hawken®goodwill during the first quarter of fiscal 2008 and there was no change to the related impairment charge recorded in the fourth quarter of fiscal 2007.
FISCAL 2007
During the first quarter of fiscal 2007, the Company recorded no impairment, restructuring, and other charges.
The following table rolls forward accrued restructuring and other charges, which are included in “Accrued liabilities” in the Condensed, Consolidated Balance Sheets:

	THREE MONTHS ENDED
	DECEMBER 29,	DECEMBER 30,
	2007	2006
	(IN MILLIONS)
Amounts reserved for restructuring and other charges at beginning of fiscal year	$2.5	$6.4
Payments and other	(0.3)	(2.8)

Amounts reserved for restructuring and other charges at end of period	$2.2	$3.6

6. DEBT
The components of long-term debt as of December 29, 2007, December 30, 2006, and September 30, 2007 were as follows:

	DECEMBER 29,	DECEMBER 30,	SEPTEMBER 30,
	2007	2006	2007
	(IN MILLIONS)
Credit Facilities:
Revolving loans	$726.6	$458.3	$469.2
Term loans	558.6	—	558.6
Master Accounts Receivable Purchase Agreement	2.3	—	64.4
Senior Subordinated 6 5/8% Notes	—	200.0	—
Notes due to sellers	14.3	16.0	15.1
Foreign bank borrowings and term loans	3.5	11.5	—
Other	9.4	8.7	10.5

	1,314.7	694.5	1,117.8
Less current portions	28.1	15.2	86.4

	$1,286.6	$679.3	$1,031.4

In connection with the recapitalization transactions discussed in Note 2, Scotts Miracle-Gro and certain of its subsidiaries entered into the following loan facilities totaling up to $2.15 billion in the aggregate: (a) a senior secured five-year term loan in the principal amount of $560 million and (b) a senior secured five-year revolving loan facility in the aggregate principal amount of up to $1.59 billion. Under the terms of the loan facilities, the Company may request an additional $200 million in revolving credit and/or term credit commitments, subject to approval from the lenders. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds sterling, Australian dollars and Canadian dollars. The $2.15 billion senior secured credit facilities replaced the Company’s former $1.05 billion senior credit facility. The Company also retired all of the 6 5/8% senior subordinated notes under the terms of a tender offer, at an aggregate cost of $209.6 million including an early redemption premium. Amortization payments on the term loan portion of the credit facilities began on September 30, 2007 and will continue quarterly through 2012. As of December 29, 2007, the cumulative total amortization payments on the term loan were $1.4 million, reducing the balance of our term loans and effectively reducing the size of the credit facilities.

As of December 29, 2007, there was $837.1 million of availability under the revolving loan facility. Under the revolving loan facility, the Company has the ability to issue letter of credit commitments up to $65.0 million. At December 29, 2007, the Company had letters of credit in the amount of $26.3 million outstanding.
At December 29, 2007, the Company had outstanding interest rate swaps with major financial institutions that effectively converted a portion of variable-rate debt denominated in the Euro, British pound and U.S. dollar to a fixed rate. The swap agreements have a total U.S. dollar equivalent notional amount of $720.4 million. The term, expiration date and rates of these swaps are as follows:

	NOTIONAL
	AMOUNT IN
	USD		EXPIRATION	FIXED
CURRENCY	(IN MILLIONS)	TERM	DATE	RATE
British pound	$57.4	3 years	11/17/2008	4.76%
Euro	63.0	3 years	11/17/2008	2.98%
U.S. dollar	200.0	2 years	3/31/2009	4.90%
U.S. dollar	200.0	3 years	3/31/2010	4.87%
U.S. dollar	200.0	5 years	2/14/2012	5.20%
Master Accounts Receivable Purchase Agreement
On April 11, 2007, the Company entered into a Master Accounts Receivable Purchase Agreement (the “MARP Agreement”). The facility terminates on April 10, 2008, or such later date as may be extended by mutual consent of the Company and lenders. The MARP Agreement provides for the discounted sale, on a revolving basis, of accounts receivable generated by specified account debtors, with seasonally adjusted monthly aggregate limits ranging from $10.0 million to $300 million. The MARP Agreement also provides for specified account debtor sublimit amounts, which provide limits on the amount of receivables owed by individual account debtors that can be sold. The Company is currently evaluating options to extend or replace this type of financing arrangement.
The caption “Accounts receivable pledged” on the accompanying Condensed, Consolidated Balance Sheets in the amounts of $10.7 and $149.5 as of December 29, and September 30, 2007, respectively, represents the pool of receivables that have been designated as “sold” and serve as collateral for short-term debt in the amount of $2.3 million and $64.4 million, as of those dates, respectively.
The Company was in compliance with the terms of all borrowing agreements at December 29, 2007.
7. COMPREHENSIVE INCOME
The components of other comprehensive loss and total comprehensive income (loss) for the three months ended December 29, 2007 and December 30, 2006 were as follows:

	THREE MONTHS ENDED
	DECEMBER 29,	DECEMBER 30,
	2007	2006
	(IN MILLIONS)
Net loss	$(56.8)	$(59.4)
Other comprehensive income (expense):
Change in valuation of derivative instruments	(5.0)	2.5
Foreign currency translation adjustments	2.6	(2.1)

Comprehensive loss	$(59.2)	$(59.0)

8. RETIREMENT AND RETIREE MEDICAL PLANS COST INFORMATION
The following summarizes the net periodic benefit cost for the various retirement and retiree medical plans sponsored by the Company:

	THREE MONTHS ENDED
	DECEMBER 29,	DECEMBER 30,
	2007	2006
	(IN MILLIONS)
Frozen defined benefit plans	$0.1	$0.4
International benefit plans	1.2	1.9
Retiree medical plan	0.6	0.7
9. STOCK-BASED COMPENSATION AWARDS
The following is a recap of the share-based awards granted during the periods indicated:

	THREE MONTHS ENDED
	DECEMBER 29,	DECEMBER 30,
	2007	2006
Options	873,700	790,100
Performance shares	40,000	—
Restricted stock	147,000	191,300

Total share-based awards	1,060,700	981,400

Aggregate fair value at grant dates (in millions)	$18.3	$19.8
As of December 29, 2007, Scotts Miracle-Gro had approximately 2.4 million common shares not subject to outstanding awards and available to underlie the grant of new share-based awards.
Total share-based compensation and the tax benefit recognized in compensation expense were as follows for the periods indicated (in millions):

	THREE MONTHS ENDED
	DECEMBER 29,	DECEMBER 30,
	2007	2006
Share-based compensation	$3.4	$4.2
Tax benefit recognized	1.2	1.5
Stock Options/SARs
Aggregate stock option and stock appreciation right award activity consisted of the following (options/SARs in millions):

	THREE MONTHS ENDED
	DECEMBER 29, 2007		DECEMBER 30, 2006
		WTD.		WTD.
	No. of	Avg.	No. of	Avg.
	Options/	Exercise	Options/	Exercise
	SARs	Price	SARs	Price
Balance beginning of fiscal year	5.8	$26.63	6.2	$26.09
Granted	0.9	$38.67	0.8	$45.88
Exercised	(0.1)	$16.35	(1.1)	$20.40
Forfeited	(0.1)	$36.27	—	—

Ending balance	6.5	$28.31	5.9	$29.70

Exercisable	5.1	$27.79	3.7	$22.29

The intrinsic value of the stock option and stock appreciation right awards outstanding and exercisable were as follows for the dates indicated (in millions):

	DECEMBER 29,	DECEMBER 30,
	2007	2006
Outstanding	$60.8	$129.5
Exercisable	50.3	108.6
The grant date fair value of each award has been estimated using a binomial model and the assumptions in the following table. Expected market price volatility is based on implied volatilities from traded options on Scotts Miracle-Gro’s common shares and historical volatility specific to the common shares. Historical data, including demographic factors impacting historical exercise behavior, is used to estimate option exercise and employee termination within the valuation model. The risk-free interest rate for periods within the contractual life (normally ten years) of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of stock options is based on historical experience and expectations for grants outstanding. The weighted average assumptions for those awards granted during the three months ended December 29, 2007, were as follows:

Expected market price volatility	30.2%
Risk-free interest rate	4.0%
Expected dividend yield	1.3%
Expected life of stock options in years	6.19
Estimated weighted-average fair value per share of stock option	$12.38
Restricted Stock
Aggregate restricted stock award activity for the period was as follows:

		WTD Avg.
		Grant Date
	No. of	Fair Value
	Shares	per Share
Awards outstanding at September 30, 2007	277,080	$43.74
Granted (including 40,000 performance shares)	187,000	39.99
Vested	(27,600)	34.50
Forfeited	(30,400)	44.12

Awards outstanding at December 29, 2007	406,080	$42.61

As of December 29, 2007, total unrecognized compensation cost related to non-vested share-based awards amounted to $27.9 million. This cost is expected to be recognized over a weighted-average period of 2.5 years. Unearned compensation cost is amortized by grant on a straight-line method over the vesting period with the amortization expense classified as a component of “Selling, general and administrative” expense within the Condensed, Consolidated Statements of Operations.
The total intrinsic value of options exercised was $3.4 million and the total fair value of restricted stock vested was $1.0 million during the three months ended December 29, 2007. Cash received from option exercises under all share-based payment arrangements during the three months ended December 29, 2007 was $1.6 million.
10. INCOME TAXES
The Company adopted FIN 48 as of October 1, 2007, the beginning of its 2008 fiscal year. Upon adoption, the Company continues to classify interest and penalties on tax uncertainties as a component of the provision for income taxes. As of the date of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only timing benefits, was $10.0 million (compared to $9.6 million as of September 30, 2007, prior to adoption). Of the $10.0 million accrued at the date of adoption, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $9.5 million, which includes accrued interest and penalties of $1.4 million and $0.8 million, respectively. The corresponding amounts of gross unrecognized tax benefits and accrued interest and penalties at December 29, 2007 were not materially different from the amounts at the date of adoption. As a result of adoption, the Company recognized a $0.4 million decrease to retained earnings at October 1, 2007.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to examinations by these tax authorities for fiscal year 2003 and prior. The Company is under examination by the Canada Revenue Agency (CRA) and some U.S. state and local tax authorities. In addition, certain other tax deficiency issues and refund claims for previous years remain unresolved. The CRA is currently auditing income tax returns for fiscal years 2002 and 2003. There are U.S. state and local audits covering tax years 2002 through 2005 in process.
The Company anticipates that few of these audits will be resolved during fiscal 2008. However, the Company does believe that some individual audits or issues may be agreed to within the next 12 months. Although audit outcomes and the timing of audit payments are subject to significant uncertainty, the Company does not anticipate that the resolution of these matters will result in a material change to its consolidated financial condition or results of operations.
11. CONTINGENCIES
Management continually evaluates the Company’s contingencies, including various lawsuits and claims which arise in the normal course of business, product and general liabilities, worker’s compensation, property losses and other fiduciary liabilities for which the Company is self-insured or retains a high exposure limit. Self-insurance reserves are established based on actuarial loss estimates for specific individual claims plus actuarial estimated amounts for incurred but not reported claims and adverse development factors for existing claims. Legal costs incurred in connection with the resolution of claims, lawsuits and other contingencies are generally expensed as incurred. In the opinion of management, its assessment of contingencies is reasonable and related reserves, in the aggregate, are adequate; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters. The following are the more significant of the Company’s identified contingencies.
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
At December 29, 2007, $3.7 million was accrued for environmental and regulatory matters. While the amounts accrued are believed to be adequate to cover known environmental exposures based on current facts and estimates of likely outcome, the adequacy of these accruals is based on several significant assumptions:
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
U.S. Horticultural Supply, Inc. (F/K/A E.C. Geiger, Inc.)
On November 5, 2004, U.S. Horticultural Supply, Inc. (“Geiger”) filed suit against the Company in the U.S. District Court for the Eastern District of Pennsylvania. This complaint alleges that the Company conspired with another distributor, Griffin Greenhouse Supplies, Inc., to restrain trade in the horticultural products market, in violation of Section 1 of the Sherman Antitrust Act. On June 2, 2006, the Court denied the Company’s motion to dismiss the complaint. Fact discovery and expert discovery are closed. Geiger’s damages expert quantifies Geiger’s alleged damages at approximately $3.3 million, which could be trebled under the antitrust laws. Geiger also seeks recovery of attorneys’ fees and costs. The Company has moved for summary judgment requesting dismissal of Geiger’s claims.

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
On April 27, 2007, the Company received a proposed Order On Consent from the New York State Department of Environmental Conservation (the “Proposed Order”) alleging that during the calendar year 2003, the Company and James Hagedorn, individually and as Chairman of the Board and the Chief Executive Officer of the Company, unlawfully donated to a Port Washington, New York youth sports organization forty bags of Scotts®LawnPro Annual Program Step 3 Insect Control Plus Fertilizer which, while federally registered, was allegedly not registered in the state of New York. The Proposed Order requests penalties totaling $695,000. The Company has made its position clear to the New York State Department of Environmental Conservation and is awaiting a response.
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
12. ACQUISITIONS
There were no acquisitions in the first quarter of fiscal 2008. In the first quarter of fiscal 2007, the Company continued to invest in the growth of the Scotts LawnService® business, acquiring two businesses for a total cost of $3.4 million.
13. SEGMENT INFORMATION
For fiscal 2008, the Company is divided into the following segments — Global Consumer, Global Professional, Scotts LawnService® , and Corporate & Other. These segments differ from those used in the prior year due to the realignment of the North America and International segments into the Global Consumer and Global Professional segments. The prior year amounts have been reclassified to conform with the fiscal 2008 segments. This division of reportable segments is consistent with how the segments report to and are managed by senior management of the Company.

The Global Consumer segment consists of the North American Consumer and International Consumer business groups. The business groups comprising this segment manufacture, market and sell dry, granular slow-release lawn fertilizers, combination lawn fertilizer and control products, grass seed, spreaders, water-soluble, liquid and continuous release garden and indoor plant foods, plant care products, potting, garden and lawn soils, mulches and other growing media products, and pesticide products. Products are marketed to mass merchandisers, home improvement centers, large hardware chains, warehouse clubs, distributors, garden centers, and grocers in the United States, Canada, and Europe.
The Global Professional segment is focused on a full line of horticultural products including controlled-release and water-soluble fertilizers and plant protection products, grass seeds, spreaders, and customer application services. Products are sold to commercial nurseries and greenhouses, and specialty crop growers primarily in North America and Europe. Our consumer businesses in Australia and Latin America are also part of the Global Professional segment.
The Scotts LawnService® segment provides lawn fertilization, disease and insect control and other related services such as core aeration and tree and shrub fertilization primarily to residential consumers through company-owned branches and franchises in the United States. In our larger branches, an exterior barrier pest control service is also offered.
The Corporate & Other segment consists of the Smith & Hawken® business and corporate general and administrative expenses.
The following table presents segment financial information in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” Pursuant to SFAS 131, the presentation of the segment financial information is consistent with the basis used by management (i.e., certain costs not allocated to business segments for internal management reporting purposes are not allocated for purposes of this presentation).

	THREE MONTHS ENDED
	DECEMBER 29,	DECEMBER 30,
	2007	2006
	(IN MILLIONS)
Net sales:
Global Consumer	$166.9	$144.5
Global Professional	62.4	56.4
Scotts LawnService®	38.3	25.8
Corporate & Other	41.3	44.7

Segment total	308.9	271.4
Roundup® amortization	(0.2)	(0.2)

Consolidated	$308.7	$271.2

Operating income (loss):
Global Consumer	$(38.0)	$(43.6)
Global Professional	6.4	5.9
Scotts LawnService®	(11.5)	(16.4)
Corporate & Other	(22.6)	(26.8)

Segment total	(65.7)	(80.9)
Roundup® amortization	(0.2)	(0.2)
Other amortization	(3.9)	(3.5)

Consolidated	$(69.8)	$(84.6)

	DECEMBER 29,	DECEMBER 30,	SEPTEMBER 30,
	2007	2006	2007
	(IN MILLIONS)
Total assets:
Global Consumer	$1,694.0	$1,628.0	$1,545.5
Global Professional	327.8	297.3	314.4
Scotts LawnService®	167.6	142.0	189.2
Corporate & Other	219.6	260.7	228.1

Consolidated	$2,409.0	$2,328.0	$2,277.2

Segment operating income (loss) represents earnings before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. Accordingly, the Corporate & Other operating loss for the three months ended December 29, 2007 and December 30, 2006 includes unallocated corporate general and administrative expenses, and certain other income/expense items not allocated to the business segments.
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
Executive Summary
We are dedicated to delivering strong, consistent financial results and outstanding shareholder returns by providing consumers with products of superior quality and value to enhance their outdoor living environments. We are a leading manufacturer and marketer of consumer branded products for lawn and garden care and professional horticulture in North America and Europe. We are Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We have a presence in similar consumer branded and professional horticulture products in Australia, the Far East, Latin America and South America. In the United States, we operate Scotts LawnService®, the second largest residential lawn care service business, and Smith & Hawken®, a leading brand in the fast growing outdoor living and garden lifestyle category. In fiscal 2008, our operations are divided into the following reportable segments: Global Consumer, Global Professional, Scotts LawnService® and Corporate & Other. The Corporate & Other segment consists of the Smith & Hawken®business and corporate general and administrative expenses.
As a leading consumer branded lawn and garden company, our marketing efforts are largely focused on building brand and product level awareness, to inspire consumers and create retail demand. We have successfully applied this consumer marketing focus for a number of years, consistently investing approximately 5% of our annual net sales in advertising to support and promote our products and brands. We continually explore new and innovative ways to communicate with consumers. We believe that we receive a significant return on these marketing expenditures and anticipate a similar level of future advertising and marketing investments, with the continuing objective of driving category growth and increasing market share.
Our sales are susceptible to global weather conditions. For instance, periods of wet weather can adversely impact sales of certain products, while increasing demand for other products. We believe that our diversified product line provides some mitigation to this risk. We also believe that our broad geographic diversification further reduces this risk

	Percent Net Sales by Quarter
	2007	2006	2005
| | |
First Quarter	9.5%	9.3%	10.4%
Second Quarter	34.6%	33.6%	34.3%
Third Quarter	38.2%	38.9%	38.0%
Fourth Quarter	17.7%	18.2%	17.3%
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

Given the Company’s strong performance and consistent cash flows, our Board of Directors has undertaken a number of actions over the past several years to return cash to our shareholders. We began paying a quarterly cash dividend of 12.5 cents per share in the fourth quarter of fiscal 2005. In fiscal 2006, our Board launched a five-year $500 million share repurchase program pursuant to which we repurchased 2.0 million common shares for $87.9 million during fiscal 2006. Most recently, in December 2006, the Company announced a recapitalization plan to return $750 million to the Company’s shareholders. This plan expanded and accelerated the previously announced five-year $500 million share repurchase program (which was canceled). Pursuant to the recapitalization plan, in February 2007 the Company repurchased 4.5 million of the Company’s common shares for an aggregate purchase price of $245.5 million ($54.50 per share) and paid a special one-time cash dividend of $8.00 per share ($508 million in the aggregate) in early March 2007.
In order to fund this recapitalization the Company entered into credit facilities aggregating $2.15 billion and terminated its prior credit facility. Reference should be made to Note 6 to the accompanying condensed, consolidated financial statements for further information as to the credit facilities and the repayment and termination of the prior credit facility and the 6 5/8% senior subordinated notes.
The actions described above reflect management’s confidence in the continued growth of the Company coupled with strong and consistent cash flows that can support the higher levels of debt incurred to finance these actions. Even with an increase in borrowings, we believe we will maintain the capacity to pursue targeted, strategic acquisitions that leverage our core competencies.
RESULTS OF OPERATIONS
The following table sets forth the components of income and expense as a percentage of net sales for the three months ended December 29, 2007 and December 30, 2006:

	THREE MONTHS ENDED
	DECEMBER 29,	DECEMBER 30,
	2007	2006
	(UNAUDITED)
Net sales	100.0%	100.0%
Cost of sales	76.9	79.6

Gross profit	23.1	20.4
Operating expenses:
Selling, general and administrative	46.7	52.4
Other income, net	(1.0)	(0.8)

Loss from operations	(22.6)	(31.2)
Interest expense	6.2	3.0

Loss before income taxes	(28.8)	(34.2)
Income tax benefit	(10.4)	(12.3)

Net loss	(18.4)%	(21.9)%

Net sales for the three months ended December 29, 2007 were $308.7 million, an increase of 13.8% from net sales of $271.2 million for the three months ended December 30, 2006. Acquisitions contributed 1.2% to sales growth for the quarter, the impact of foreign exchange rates increased sales growth by 3.2%, and higher selling prices favorably impacted sales growth by 1.9%. Excluding these factors, sales for the quarter increased 7.5% as compared to the first quarter of fiscal 2007. Organic net sales growth was 8.7%, 35.8% and 3.9% in Global Consumer, Scotts LawnService® and Global Professional, respectively, while Smith & Hawken® net sales declined 7.6% for the first quarter of fiscal 2008. Net sales for our first fiscal quarter typically comprise between 9% to 11% of our total year net sales. Therefore, first quarter net sales trends are generally not indicative of the full fiscal year.
As a percentage of net sales, gross profit was 23.1% of sales in the first quarter of fiscal 2008 compared to 20.4% in the first quarter of fiscal 2007. The gross margin improvement for the quarter was primarily attributable to favorable product mix and pricing in our Global Consumer segment as well as the impact of favorable volume in Scotts LawnService®. For the year we anticipate the gross profit rate as a percentage of net sales to closely approximate fiscal 2007, as price increases, product mix and cost savings measures are expected to largely be offset by volatile commodity costs.

Selling, General and Administrative Expense:

	THREE MONTHS ENDED
	DECEMBER 29,	DECEMBER 30,
	2007	2006
	(IN MILLIONS)
	(UNAUDITED)
Advertising	$14.8	$13.4
Selling, general and administrative	125.6	125.3
Amortization of intangibles	3.9	3.5

	$144.3	$142.2

Selling, general and administrative expenses were $144.3 million in the first quarter of fiscal 2008, an increase of 1.5% compared to the first quarter of fiscal 2007, which represented a decrease of 0.9% excluding the effect of foreign exchange rates. We are expecting full year growth of SG&A of 8 to 10 percent as we make strategic investments in technology and innovation, as well as targeted marketing and selling spending, to support our long-term growth initiatives. First quarter spending was only slightly impacted by these initiatives and benefited from lower expenses in a wide variety of areas. In addition, the first quarter 2008 comparison versus the prior year benefited from approximately $2.0 million of severance expense in the first quarter of fiscal 2007 that did not repeat in the current year.
Interest expense for the first quarter of fiscal 2008 was $19.0 million, compared to $8.2 million for the first quarter of fiscal 2007. The increase in interest expense is primarily attributable to an increase in borrowings resulting from the recapitalization transactions that were consummated during the second quarter of fiscal 2007, and to a lesser extent an increase in our weighted average interest rate resulting from our increased leverage and higher LIBOR rates in general. Average borrowings increased $620.6 million during the first quarter of fiscal 2008 as compared to the prior year period. Weighted average interest rates also increased by 84 basis points.
The income tax benefit was calculated assuming an effective tax rate of 36.0% for both the first quarter of fiscal 2008 and fiscal 2007. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits, the existence of elements of income and expense that may not be taxable or deductible, as well as other items. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year.
The Company reported a net loss of $56.8 million for the first quarter of fiscal 2008, compared to a net loss of $59.4 million for the first quarter of fiscal 2007. This first quarter loss was anticipated due to the seasonal nature of our business, in which our sales are heavily weighted in the spring and summer selling season. Average common shares outstanding decreased to 64.2 million for the quarter ended December 29, 2007 from 67.2 million for the quarter ended December 30, 2006. This decrease resulted from the repurchase of 4.5 million common shares in February 2007 as part of our recapitalization offset by common shares issued for option exercises. Common stock equivalents are not included in the shares used for the first quarter diluted earnings per share calculations due to their anti-dilutive effect.
SEGMENT RESULTS
The Company is divided into the following segments — Global Consumer, Global Professional, Scotts LawnService®, and Corporate & Other. These segments differ from those used in the prior year due to the realignment of the North America and International segments into the Global Consumer and Global Professional segments. The Corporate & Other segment consists of Smith & Hawken® and corporate general and administrative expenses. The prior year amounts have been reclassified to conform with the fiscal 2008 segments. Segment performance is evaluated based on several factors, including income from operations before amortization, and impairment, restructuring and other charges, which is a non-GAAP measure. Management uses this measure of operating profit to gauge segment performance because we believe this measure is the most indicative of performance trends and the overall earnings potential of each segment.
The Global Consumer segment consists of the North American Consumer and International Consumer business groups which manufacture, market and sell dry, granular slow-release lawn fertilizers, combination lawn fertilizer and control products, grass seed, spreaders, water-soluble, liquid and continuous release garden and indoor plant foods, plant care products, potting, garden and lawn soils, mulches and other growing media products, and pesticide products. Products are marketed to mass merchandisers, home improvement centers, large hardware chains, warehouse clubs, distributors, garden centers, and grocers in the United States, Canada and Europe.

The Global Professional segment is focused on a full line of horticultural products including controlled-release and water-soluble fertilizers and plant protection products, grass seed, spreaders, and customer application services. Products are sold to commercial nurseries and greenhouses, and specialty crop growers primarily in North America and Europe. Our consumer businesses in Australia and Latin America are also part of the Global Professional segment.
The Scotts LawnService® segment provides lawn fertilization, disease and insect control and other related services such as core aeration and tree and shrub fertilization primarily to residential consumers through company-owned branches and franchises in the United States. In our larger branches, an exterior barrier pest control service is also offered.
The Corporate & Other segment consists of the Smith & Hawken® business and corporate general and administrative expenses.
The following table sets forth net sales by segment:

	THREE MONTHS ENDED
	DECEMBER 29,	DECEMBER 30,
	2007	2006
	(IN MILLIONS)
	(UNAUDITED)
Global Consumer	$166.9	$144.5
Global Professional	62.4	56.4
Scotts LawnService®	38.3	25.8
Corporate & other	41.3	44.7

Segment total	308.9	271.4
Roundup® amortization	(0.2)	(0.2)

Consolidated	$308.7	$271.2

The following table sets forth operating income (loss) by segment:

	THREE MONTHS ENDED
	DECEMBER 29,	DECEMBER 30,
	2007	2006
	(IN MILLIONS)
	(UNAUDITED)
Global Consumer	$(38.0)	$(43.6)
Global Professional	6.4	5.9
Scotts LawnService®	(11.5)	(16.4)
Corporate & other	(22.6)	(26.8)

Segment total	(65.7)	(80.9)
Roundup® amortization	(0.2)	(0.2)
Other amortization	(3.9)	(3.5)

Consolidated	$(69.8)	$(84.6)

Global Consumer
The Global Consumer segment net sales were $166.9 million in the first quarter of fiscal 2008, an increase of 15.5% from net sales of $144.5 million for the first quarter of fiscal 2007. Price increases contributed 3.3% to the first quarter sales increase, while foreign exchange movements increased sales by 3.5%. Excluding these factors, sales increased 8.7%, reflecting strong sales in both North America and Europe. Point-of-sales in North America increased 12% for the quarter, with strong demand in every product category, led by grass seed, home protection, growing media and lawn fertilizers. Sales in Europe increased by 12%, led by France and Germany. U.K. sales were down slightly in the quarter, but are expected to increase for the full year as new programs take effect in the key spring and summer fiscal 2008 selling season. While we are encouraged by the consumer activity in this quarter, it is important to note that our first quarter typically represents less than 7% of annual sales for this segment and falls at the end of the growing season in North America and Europe.
The first quarter fiscal 2008 Global Consumer segment operating loss decreased by $5.6 million as compared to the first quarter of fiscal 2007. This was the result of higher sales and gross profit in the quarter, partially offset by increased spending on media and selling activities.

Global Professional
Net sales for the Global Professional segment in the first quarter of fiscal 2008 were $62.4 million, an increase of $6.0 million, or 10.6%, versus the first quarter of fiscal 2007. Excluding the effect of exchange rates, net sales increased by 4.2%. This increase was primarily attributable to a strong start in our European Professional business, which increased 14% after the impact of foreign exchange rates versus the prior year. Sales in our Emerging Markets group were mixed, with a net increase of 2.8% after the impact of foreign exchange rates, while North American Professional sales were down 4.2% for the quarter.
The Global Professional operating income for the first quarter of fiscal 2008 increased by $0.5 million or 8% as higher sales were partially offset by higher commodity costs and increased selling expense.
Scotts LawnService®
Scotts LawnService® revenues increased 48.4% from $25.8 million in the first quarter of fiscal 2007 to $38.3 million in the first quarter of fiscal 2008. Approximately one-quarter of this growth was attributable to acquisitions subsequent to the first quarter of fiscal 2007. Continued strong organic growth and improved customer retention were the other primary drivers behind this increase. Average customer count was up 9.3% for the quarter. We also managed this business differently at the end of the 2007 growing season, which resulted in a higher percentage of late season lawn treatments shifting to the first quarter of fiscal 2008, which is better agronomically.
The operating loss for Scotts LawnService® was reduced by $4.9 million, principally as a result of higher revenues and gross profit, partially offset by higher SG&A spending.
Corporate & Other
Net sales for the Corporate & Other segment, which pertain primarily to Smith & Hawken®, decreased $3.4 million or 7.6%, from the first quarter of fiscal 2007. Smith & Hawken® sales performed well in the fall season, however, this was more than offset by a disappointing holiday season. Furthermore, the first quarter of fiscal 2007 benefited from initial start-up activity with Starbucks®.
The net operating loss for Corporate & Other decreased by $4.2 million in the first quarter of 2008 as compared to the first quarter of fiscal 2007. Lower Corporate spending in a number of functional of areas was partially offset by a higher Smith & Hawken® operating loss.
LIQUIDITY AND CAPITAL RESOURCES
Cash used in operating activities amounted to $180.0 million and $204.1 million for the three months ended December 29, 2007 and December 30, 2006, respectively. The use of cash in the first fiscal quarter is due to the seasonal nature of our operations. The first quarter is the low point for net sales while at the same time we are building inventories in preparation for the spring selling season that begins in our second fiscal quarter. The decrease in cash used in operating activities in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 relates primarily to the timing of trade promotional payments, and lower tax and incentive payments, partially offset by a higher pre-season inventory build.
Cash used in investing activities was $14.5 million and $18.6 million for the three months ended December 29, 2007 and December 30, 2006, respectively. There was no acquisition activity in the first quarter of fiscal 2008, while there was $2.7 million spent in the first quarter of fiscal 2007 on acquisitions relating to our Scotts LawnService® business. Capital spending on property, plant and equipment in the normal course of business was fairly consistent, with $15.1 million spent during the first quarter of fiscal 2008 as compared to the $16.2 million spent in the first quarter of fiscal 2007.
Financing activities provided cash of $189.0 million and $212.1 million for the three months ended December 29, 2007 and December 30, 2006, respectively.
Our recapitalization plan that was consummated during the second quarter of fiscal 2007 returned $750 million to shareholders. In addition, we repurchased all of our 6 5/8% senior subordinated notes in an aggregate principal amount of $200 million. These actions were financed by replacing, effective February 7, 2007, our prior Revolving Credit Agreement with senior secured $2.15 billion multicurrency credit facilities that provide for revolving credit and term loans through February 7, 2012.

In April of fiscal 2007, we entered into a Master Accounts Receivable Purchase Agreement (the “MARP Agreement”). The facility terminates on April 10, 2008, or such later date as may be extended by mutual consent of the Company and lenders. The MARP Agreement was entered into as it provides an interest rate savings of 45 basis points as compared to borrowing under our senior secured credit facilities. The MARP Agreement provides for the sale, on a revolving basis, of account receivables generated by specified account debtors, with seasonally adjusted monthly aggregate limits ranging from $10 million to $300 million. The MARP Agreement also provides for specified account debtor sublimit amounts, which provide limits on the amount of receivables owed by individual account debtors that can be sold to the banks. Borrowings under the MARP Agreement at December 29, 2007 were $2.3 million. The Company is currently evaluating options to extend or replace this type of financing arrangement.
At December 29, 2007, the Company had outstanding interest rate swaps with major financial institutions that effectively converted a portion of our variable-rate debt denominated in the Euro dollar, British pound and U.S. dollar to a fixed rate. The swap agreements have a total U.S. dollar equivalent notional amount of $720.4 million. The term, expiration date and rates of these swaps are shown in the table below.

	NOTIONAL
	AMOUNT IN USD		EXPIRATION	FIXED
CURRENCY	(IN MILLIONS)	TERM	DATE	RATE

British pound	$57.4	3 years	11/17/2008	4.76%
Euro	63.0	3 years	11/17/2008	2.98%
U.S. dollar	200.0	2 years	3/31/2009	4.90%
U.S. dollar	200.0	3 years	3/31/2010	4.87%
U.S. dollar	200.0	5 years	2/14/2012	5.20%
As of December 29, 2007, there was $837.1 million of availability under our credit facilities and we were in compliance with all debt covenants. Our primary sources of liquidity are cash generated by operations and borrowings under our credit facilities. We believe our facilities will continue to provide the Company with the capacity to pursue targeted, strategic acquisitions that leverage our core competencies.
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
In our opinion, cash flows from operations and capital resources will be sufficient to meet debt service and working capital needs during fiscal 2008 and thereafter for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control.
ENVIRONMENTAL MATTERS
We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial position. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in the fiscal 2007 Annual Report on Form 10-K under “ITEM 1. BUSINESS — Environmental and Regulatory Considerations,” “ITEM 1. BUSINESS — Regulatory Actions” and “ITEM 3. LEGAL PROCEEDINGS.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preceding discussion and analysis of the consolidated results of operations and financial position should be read in conjunction with our Condensed, Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. Our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 includes additional information about the Company, our operations, our financial position, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q.
During the third quarter of fiscal 2007, the Company changed the timing of its annual goodwill impairment testing from the last day of our fiscal first quarter to the first day of our fiscal fourth quarter. This accounting is preferable in the Company’s circumstances as moving the timing of our annual goodwill impairment testing better aligns with the seasonal nature of our business and the timing of our annual strategic planning process. In addition, the Company also changed the date of its annual indefinite life intangible impairment testing to the first day of our fiscal fourth quarter, June 29, 2008 for the current year.
The July 1, 2007 SFAS 142 evaluation of the Smith & Hawken® goodwill was finalized in the first quarter of fiscal 2008 and there was no change to the related impairment charge recorded in the fourth quarter of fiscal 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks have not changed significantly from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
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
In addition, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 29, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
U.S. Horticultural Supply, Inc. (F/K/A E.C. Geiger, Inc.)
On November 5, 2004, U.S. Horticultural Supply, Inc. (“Geiger”) filed suit against the Company in the U.S. District Court for the Eastern District of Pennsylvania. This complaint alleges that the Company conspired with another distributor, Griffin Greenhouse Supplies, Inc., to restrain trade in the horticultural products market, in violation of Section 1 of the Sherman Antitrust Act. On June 2, 2006, the Court denied the Company’s motion to dismiss the complaint. Fact discovery and expert discovery are closed. Geiger’s damages expert quantifies Geiger’s alleged damages at approximately $3.3 million, which could be trebled under the antitrust laws. Geiger also seeks recovery of attorneys’ fees and costs. The Company has moved for summary judgment requesting dismissal of Geiger’s claims.
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
Other than as discussed in the preceding paragraphs, pending material legal proceedings have not changed significantly since those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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
Some forward-looking statements that we make in this Quarterly Report on Form 10-Q and in other contexts represent challenging goals for the Company, and the achievement of these goals is subject to a variety of risks and assumptions and numerous factors beyond our control. Important factors that could cause actual results to differ materially from the forward-looking statements we make are included in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by those cautionary statements.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) Issuer Purchases of Equity Securities
     No equity securities were purchased during the quarter ended December 29, 2007.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders of Scotts Miracle-Gro (the “Annual Meeting”) was held in Marysville, Ohio on January 31, 2008.
The result of the vote of the shareholders in the election of four directors, for terms of three years each to expire at the 2011 Annual Meeting of Shareholders, was as follows:

		VOTES	BROKER NON-VOTES
NOMINEE	VOTES FOR	WITHHELD	& ABSTENTIONS
James Hagedorn	56,405,032	3,324,307	N/A
Karen G. Mills	56,081,410	3,647,929	N/A
Nancy G. Mistretta	52,632,914	7,096,426	N/A
Stephanie M. Shern	58,042,714	1,686,626	N/A
Each of the nominees designated by the Scotts Miracle-Gro Board of Directors was elected. The other directors whose terms of office continue after the Annual Meeting are Mark R. Baker, Joseph P. Flannery, Katherine Hagedorn Littlefield, Patrick J. Norton, Arnold W. Donald, John S. Shiely and Thomas N. Kelly. Also on January 31, 2008, Gordon F. Brunner retired from the Board of Directors. Carl F. Kohrt, Ph.D. was appointed to the Scotts Miracle-Gro Board of Directors on January 31, 2008 to fill the vacancy created by Mr. Brunner’s retirement. As a class II director, Dr. Kohrt will hold office for a term which will expire at Scotts Miracle-Gro’s 2009 Annual Meeting.
ITEM 6. EXHIBITS
See Index to Exhibits at page 29 for a list of the exhibits included herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: February 7, 2008	/s/ DAVID C. EVANS

David C. Evans
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
(Duly Authorized Officer)

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED DECEMBER 29, 2007
INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION
10(a)	The Scotts Company LLC Amended and Restated Executive/Management Incentive Plan (effective as of November 7, 2007)	Incorporated herein by reference to the Annual Report on Form 10-K of The Scotts Miracle-Gro Company (the “Registrant”) for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(b)(2)]

10(b)	Executive Officers of The Scotts Miracle-Gro Company who are parties to form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Amended and Restated Executive/Management Incentive Plan	*

10(c)	The Scotts Miracle-Gro Company Amended and Restated 1996 Stock Option Plan (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(d)(4)]

10(d)	The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(j)(3)]

10(e)	Form of letter agreement amending Restricted Stock awards granted under The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan, as amended (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(k)(2)]

10(f)	Employment Agreement for Barry Sanders, executed by The Scotts Company LLC on November 19, 2007 and by Barry W. Sanders on November 16, 2007 and effective as of October 1, 2007	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(m)]

10(g)	The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(r)(2)]

10(h)	Form of letter agreement amending Restricted Stock awards granted under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan, as amended (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(t)(2)]

EXHIBIT NO.	DESCRIPTION	LOCATION
10(i)	Specimen form of Nonqualified Stock Option Award Agreement for Employees to evidence grants of Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company [Amended and Restated] 2006 Long-Term Incentive Plan (used after October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(t)(3)]

10(j)	Specimen form of Restricted Stock Award Agreement for Employees to evidence grants of Restricted Stock which may be made under The Scotts Miracle-Gro Company [Amended and Restated] 2006 Long-Term Incentive Plan (used after October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(t)(4)]

10(k)	Specimen form of Performance Share Award Agreement for Employees (with Related Dividend Equivalents) to evidence grants of Performance Shares which may be made under The Scotts Miracle-Gro Company [Amended and Restated] 2006 Long-Term Incentive Plan (used after October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(t)(5)]

10(1)	Specimen form of Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) to evidence grants of Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (used after December 20, 2007)	*

10(m)	Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (used on and after February 4, 2008)	*

10(n)	Performance Share Award Agreement for Employees (with Related Dividend Equivalents) evidencing grant of Performance Shares made on October 30, 2007 to Barry W. Sanders under The Scotts Miracle-Gro Company [Amended and Restated] 2006 Long-Term Incentive Plan, executed by The Scotts Miracle Gro Company on December 20, 2007 and by Barry W. Sanders on January 7, 2008	*

10(o)	Employment Agreement for David C. Evans, executed by The Scotts Company LLC on November 19, 2007 and by David C. Evans on December 3, 2007 and effective as of October 1, 2007	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated and filed December 7, 2007 (File No. 1-13292) [Exhibit 10.1]

10(p)	Employment Agreement for Denise S. Stump, executed by The Scotts Company LLC on November 19, 2007 and by Denise S. Stump on December 11, 2007 and effective as of October 1, 2007	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated and filed December 17, 2007 (File No. 1-13292) [Exhibit 10.1]

10(q)	Employment Agreement for Vincent Brockman, executed by The Scotts Miracle-Gro Company and by Vincent Brockman on May 24, 2006 and effective as of March 1, 2006	*

EXHIBIT NO.	DESCRIPTION	LOCATION
10(r)	Summary of Compensation for Directors of The Scotts Miracle-Gro Company effective as of February 4, 2008	*

10(s)	First Amendment to Master Accounts Receivable Purchase Agreement and Waiver, entered into as of October 22, 2007, among The Scotts Company LLC, The Scotts Miracle-Gro Company and LaSalle Bank National Association	*

10(t)	Second Amendment to Master Accounts Receivable Purchase Agreement, entered into as of November 30, 2007, among The Scotts Company LLC, The Scotts Miracle-Gro Company and LaSalle Bank National Association	*

31(a)	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	*

31(b)	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	*

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	*

* Filed herewith