Form 10-Q
period 2008-03-29
SCOTTS MIRACLE-GRO CO
filed 2008-05-08
CIK 825542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                     TO
COMMISSION FILE NUMBER: 1-13292
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
                                        (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 1, 2008
Common Shares, $0.01 stated value, no par value	64,518,590 common shares

THE SCOTTS MIRACLE-GRO COMPANY
INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements
Condensed, Consolidated Statements of Operations — Three and six months ended March 29, 2008 and March 31, 2007	3
Condensed, Consolidated Statements of Cash Flows — Six months ended March 29, 2008 and March 31, 2007	4
Condensed, Consolidated Balance Sheets — March 29, 2008, March 31, 2007 and September 30, 2007	5
Notes to Condensed, Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	27
Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 6. Exhibits	28
Signatures	29
Index to Exhibits	30
EX-10(A)
EX-10(B)
EX-10(C)(1)
EX-10(C)(2)
EX-10(D)
EX-10(E)(1)
EX-10(E)(2)
EX-10(E)(3)
EX-31(A)
EX-31(B)
EX-32

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 29,	MARCH 31,	MARCH 29,	MARCH 31,
	2008	2007	2008	2007
Net sales	$958.0	$993.3	$1,266.7	$1,264.5
Cost of sales	635.2	624.9	872.6	840.8

Gross profit	322.8	368.4	394.1	423.7

Operating expenses:
Selling, general and administrative	209.6	203.0	353.9	345.2
Other income, net	(1.0)	(1.1)	(4.2)	(3.4)

Income from operations	114.2	166.5	44.4	81.9

Costs related to refinancing	—	18.3	—	18.3
Interest expense	23.5	17.9	42.5	26.1

Income before income taxes	90.7	130.3	1.9	37.5

Income taxes	32.7	46.9	0.7	13.5

Net income	$58.0	$83.4	$1.2	$24.0

BASIC NET INCOME PER COMMON SHARE:
Weighted-average common shares outstanding during the period	64.4	66.1	64.3	66.6

Basic net income per common share	$0.90	$1.26	$0.02	$0.36

DILUTED NET INCOME PER COMMON SHARE:
Weighted-average common shares outstanding during the period plus dilutive potential common shares	65.6	67.8	65.7	68.4

Diluted net income per common share	$0.88	$1.23	$0.02	$0.35

Dividends declared per common share	$0.125	$8.125	$0.250	$8.250

See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	SIX MONTHS ENDED
	MARCH 29,	MARCH 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$1.2	$24.0
Adjustments to reconcile net income to net cash used in operating activities:
Costs related to refinancing	—	18.3
Stock-based compensation expense	7.2	10.0
Depreciation	26.4	26.4
Amortization	8.2	7.7
Gain on sale of property, plant and equipment	—	(0.4)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(624.1)	(616.8)
Inventories	(213.5)	(158.0)
Prepaid and other current assets	(29.7)	(28.3)
Accounts payable	160.7	141.3
Accrued liabilities	116.2	64.2
Restructuring reserves	(0.7)	(4.2)
Other non-current items	(4.9)	(2.1)
Other, net	(2.7)	(1.8)

Net cash used in operating activities	(555.7)	(519.7)

INVESTING ACTIVITIES
Proceeds from the sale of property, plant and equipment	0.6	0.4
Investment in property, plant and equipment	(25.1)	(30.1)
Investment in acquired businesses, net of cash acquired	—	(6.3)

Net cash used in investing activities	(24.5)	(36.0)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	760.1	2,122.8
Repayments under revolving and bank lines of credit	(168.6)	(611.1)
Repayments of 6 5/8% senior subordinated notes	—	(209.6)
Dividends paid	(16.4)	(528.4)
Purchase of common shares and related costs	—	(246.7)
Financing fees	—	(12.7)
Payments on seller notes	(1.4)	(1.2)
Excess tax benefits from share-based payment arrangements	1.6	12.9
Cash received from the exercise of stock options	5.5	21.8

Net cash provided by financing activities	580.8	547.8
Effect of exchange rate changes on cash	8.4	3.3

Net increase (decrease) in cash	9.0	(4.6)
Cash and cash equivalents at beginning of period	67.9	48.1

Cash and cash equivalents at end of period	$76.9	$43.5

Supplemental cash flow information Interest paid, net of interest capitalized	34.0	24.1
Income taxes (refunded) paid	(6.9)	6.3
See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED BALANCE SHEETS
(IN MILLIONS EXCEPT PER SHARE AMOUNT)

	MARCH 29,	MARCH 31,	SEPTEMBER 30,
	2008	2007	2007
	UNAUDITED		(SEE NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$76.9	$43.5	$67.9
Accounts receivable, less allowances of $15.7, $15.0 and $11.4, respectively	738.9	1,001.0	248.3
Accounts receivable pledged	296.2	—	149.5
Inventories, net	625.1	571.9	405.9
Prepaid and other assets	159.7	131.0	127.7

Total current assets	1,896.8	1,747.4	999.3

Property, plant and equipment, net of accumulated depreciation of $447.6, $398.1 and $418.8, respectively	363.3	369.2	365.9
Goodwill	467.3	475.0	462.9
Intangible assets, net	417.9	421.7	418.8
Other assets	25.6	29.5	30.3

Total assets	$3,170.9	$3,042.8	$2,277.2

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt	$281.8	$23.7	$86.4
Accounts payable	368.0	341.5	202.5
Other current liabilities	421.2	355.8	297.7

Total current liabilities	1,071.0	721.0	586.6

Long-term debt	1,445.9	1,783.2	1,031.4
Other liabilities	187.8	163.8	179.9

Total liabilities	2,704.7	2,668.0	1,797.9

Commitments and contingencies (notes 5 and 12)

Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share, 64.5, 63.5 and 64.1 shares issued and outstanding, respectively	476.4	492.2	480.3
Retained earnings	245.4	186.3	260.5
Treasury shares, at cost: 3.7, 4.6, and 4.0 shares, respectively	(200.4)	(252.9)	(219.5)
Accumulated other comprehensive loss	(55.2)	(50.8)	(42.0)

Total shareholders’ equity	466.2	374.8	479.3

Total liabilities and shareholders’ equity	$3,170.9	$3,042.8	$2,277.2

See notes to condensed, consolidated financial statements

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS
The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) and its subsidiaries (collectively, the “Company”) are engaged in the manufacture, marketing and sale of lawn and garden care products. The Company’s major customers include home improvement centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, commercial nurseries and greenhouses, and specialty crop growers. The Company’s products are sold primarily in North America and the European Union. The Company also operates the Scotts LawnService® business which provides lawn, tree and shrub fertilization, insect control and other related services in the United States of America (the “United States” or “U.S.”) and Smith & Hawken®, a leading brand in the outdoor living and gardening lifestyle category.
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
ORGANIZATION AND BASIS OF PRESENTATION
The Company’s condensed, consolidated financial statements are unaudited; however, in the opinion of management, these financial statements are presented in accordance with accounting principles generally accepted in the United States. The condensed, consolidated financial statements include the accounts of Scotts Miracle-Gro and all wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. Interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the consolidated financial statements and accompanying notes in the Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
The Condensed, Consolidated Balance Sheet at September 30, 2007 has been derived from the audited Consolidated Balance Sheet at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed, consolidated financial statements and accompanying notes. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results ultimately may differ from the estimates.
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
PROMOTIONAL ALLOWANCES
The Company promotes its branded products through cooperative advertising programs with retailers. Retailers also are offered in-

store promotional allowances and rebates based on sales volumes. Certain products are promoted with direct consumer rebate programs and special purchasing incentives. Promotion costs (including allowances and rebates) incurred during the year are expensed to interim periods in relation to revenues and are recorded as a reduction of net sales. Accruals for expected payouts under these programs are included in the “Other current liabilities” line in the Condensed, Consolidated Balance Sheets.
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
Scotts LawnService® promotes its service offerings primarily through direct mail campaigns. External costs associated with these campaigns, that qualify as direct response advertising costs, are deferred and recognized as advertising expense in proportion to revenues over a period not beyond the end of the subsequent calendar year. The costs deferred at March 29, 2008, March 31, 2007 and September 30, 2007 were $11.8 million, $10.6 million and $5.7 million, respectively.
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
NET INCOME PER COMMON SHARE
The following represents a reconciliation from basic net income per common share to diluted net income per common share. Basic net income per common share is computed based on the weighted-average number of common shares outstanding each period. Diluted net income per common share is computed based on the weighted-average number of common shares and dilutive potential common shares (stock options, restricted stock, performance shares and stock appreciation rights) outstanding each period. Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted net income per share because the effect would be antidilutive. The number of stock options excluded at March 29, 2008 was 2.6 million. The number of stock options excluded at March 31, 2007 was immaterial.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 29, 2008	MARCH 31, 2007	MARCH 29, 2008	MARCH 31, 2007
	(IN MILLIONS, EXCEPT PER SHARE DATA)
Determination of common shares:
Average common shares outstanding	64.4	66.1	64.3	66.6
Assumed conversion of dilutive potential common shares	1.2	1.7	1.4	1.8

Diluted average common shares outstanding	65.6	67.8	65.7	68.4

Basic net income per common share	$0.90	$1.26	$0.02	$0.36

Diluted net income per common share	$0.88	$1.23	$0.02	$0.35

See Note 3, “Recapitalization” for a discussion of the Company’s recapitalization transactions that were consummated in the second quarter of fiscal 2007.

RECENT ACCOUNTING PRONOUNCEMENTS
FIN 48 — Accounting For Uncertainty In Income Taxes — An Interpretation Of FASB Statement No. 109
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
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
The Company, as required, adopted FIN 48 as of the beginning of its 2008 fiscal year, resulting in a $0.4 million decrease to retained earnings at October 1, 2007. See Note 11, “Income Taxes” for additional information.
Statement of Financial Accounting Standards No. 157 — Fair Value Measurements
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”) SFAS 157, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company will be required to adopt SFAS 157 no later than October 1, 2008, the beginning of its 2009 fiscal year. The provisions of SFAS 157 should be applied prospectively to the beginning of the fiscal year in which SFAS 157 is initially applied, except with respect to certain financial instruments as defined by SFAS 157. The Company is in the process of evaluating the impact that the adoption of SFAS 157 will have on its financial statements.
Statement of Financial Accounting Standards No. 159 —The Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115,” (“SFAS 159”) which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for the Company’s financial statements for the fiscal year beginning October 1, 2008, with earlier adoption permitted. No entity is permitted to apply SFAS 159 retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The Company is in the process of evaluating the impact that the adoption of SFAS 159 will have on its financial statements.
Statement of Financial Accounting Standards No. 141(R) — Business Combinations
In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” (“SFAS 141(R)”)which replaces SFAS 141. The objective of SFAS 141(R) is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. SFAS 141(R) is effective for the Company’s financial statements for the fiscal year beginning October 1, 2009. The Company is in the process of evaluating the impact that the adoption of SFAS 141(R) will have on its financial statements.
Statement of Financial Accounting Standards No. 160 — Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also changes the way the consolidated financial statements are presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the parent’s ownership interest and the interest of the noncontrolling owners of a subsidiary. The provisions of SFAS 160 should be applied prospectively as of the beginning of the fiscal year in which SFAS 160 is adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. SFAS 160 is effective for the Company’s financial statements for the fiscal year beginning October 1, 2009. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS 160 will have on its financial statements.
Statement of Financial Accounting Standards No. 161 — Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133
In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities —an amendment of FASB Statement No. 133” (“SFAS 161”). The objective of SFAS 161 is to enhance the current disclosure framework in Statement 133 and improve the transparency of financial reporting for derivative instruments and hedging activities. SFAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company’s financial statements for the fiscal year beginning October 1, 2010. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS 161 will have on its financial statements.
2. 2008 PRODUCT RECALLS
In March 2008, the Company announced a voluntary recall of certain wild bird food products which had been treated with pest control products labeled for use on certain stored grains that can be processed for human and/or animal consumption. However, these pest control products were not labeled for use on wild bird food products. These products were treated with pest control products to avoid insect infestations, especially at retail stores, a practice which pre-dates the Company’s acquisition of Gutwein & Co., Inc. in November 2005.
In April 2008, the Company, in cooperation with an investigation by the U.S. Environmental Protection Agency (“USEPA”), announced a recall of certain consumer lawn and garden products and a Scotts LawnService® (“SLS”) product. These products contain active ingredients that require USEPA registrations before they can be marketed to consumers or used by SLS. An investigation led by the USEPA, with the U.S. Department of Justice (the “USDOJ”), revealed that valid registrations for these products either had not been obtained or that the products were not properly labeled. While the Company is cooperating in the on-going investigation, evidence indicates that a former employee of the Company apparently deliberately circumvented Company policies and USEPA regulations by failing to obtain valid registrations for the products and/or causing invalid product registration forms to be submitted to regulators.
As a result of these recalls, for the quarter ended March 29, 2008, the Company reversed sales associated with estimated returns of these products, recorded an impairment estimate for affected inventory, and accrued other recall-related costs. The following table summarizes the impact of the product recalls on the statement of operations:

THREE AND SIX MONTHS
ENDED
MARCH 29, 2008
(IN MILLIONS)
Net sales – product returns	$(19.0)
Cost of sales – product returns	(12.0)
Cost of sales – impairment of inventory	14.1
Cost of sales – incremental costs	8.5

Gross profit	(29.6)
Selling, general and administrative – product returns	1.2

Loss from operations – product returns	$(30.8)

Through the period ended March 29, 2008, there has been no reserve activity for the product recalls, such as inventory write-offs or payments of invoices, that reduces the $30.8 million of related reserves recorded on the Condensed, Consolidated Balance Sheet. Furthermore, no reserves have been established with respect to any potential civil or criminal fines or penalties at the state and/or federal level related to the product registration issues as the scope and magnitude of such amounts are not currently estimable. However, it is possible that such fines and/or penalties could be material and have an adverse effect on the Company’s financial condition and results of operations.
A comprehensive investigation into all the Company’s product registrations is in process, and this investigation may result in future state or federal action with respect to additional product registration issues. Until such investigation is complete, the Company cannot fully quantify the extent of additional issues or their consequences. Scotts Miracle-Gro is committed to providing its customers and consumers with products of superior quality and value to enhance their lawns, gardens and overall outdoor living environments. The Company believes consumers have come to trust our brands based on the superior quality and value they deliver, and that trust is highly valued. The Company is also committed to conducting business with the highest degree of ethical standards and in adherence to the law. The Company is disappointed in these recent occurrences and is working diligently to address the issues, including retaining independent firms to conduct a forensic examination of its existing product registrations and to enhance its product registration compliance and control processes. However, these events may nevertheless have a negative impact on future demand for the Company’s products.

3. RECAPITALIZATION
On December 12, 2006, Scotts Miracle-Gro announced a recapitalization plan to return $750 million its shareholders. This plan expanded and accelerated the previously announced five-year $500 million share repurchase program (which was canceled) under which Scotts Miracle-Gro repurchased 2.0 million of its common shares for $87.9 million during fiscal 2006. Pursuant to the recapitalization plan, on February 14, 2007, Scotts Miracle-Gro completed a modified “Dutch auction” tender offer, resulting in the repurchase of 4.5 million of the its common shares for an aggregate purchase price of $245.5 million ($54.50 per share). On February 16, 2007, the Board of Directors of Scotts Miracle-Gro declared a special one-time cash dividend of $8.00 per share ($508 million in the aggregate), which was paid on March 5, 2007, to shareholders of record on February 26, 2007.
In order to fund these transactions, Scotts Miracle-Gro and certain of its subsidiaries entered into credit facilities aggregating $2.15 billion and terminated its prior credit facility. As part of this debt restructuring, Scotts Miracle-Gro also conducted a cash tender offer to retire its outstanding 6 5/8% senior subordinated notes in an aggregate principal amount of $200 million. Reference should be made to Note 7, “Debt” for further information as to the credit facilities and the repayment and termination of the prior credit facility and the 6 5/8% senior subordinated notes.
The payment of the special one-time cash dividend required the Company to adjust the number of common shares subject to stock options and stock appreciation rights outstanding under the Company’s share-based award programs, as well as the price at which the awards may be exercised. Reference should be made to Note 10, “Stock-Based Compensation Awards” for further information.
The Company’s interest expense will be significantly higher for periods subsequent to the recapitalization as a result of the borrowings incurred to fund the cash returned to shareholders. The following pro forma financial information has been compiled as if the Company had completed the recapitalization transactions as of October 1, 2006 for fiscal 2007. Borrowing rates in effect as of March 30, 2007 were used to compute pro forma interest expense. As the recapitalization involved a share repurchase, pro forma diluted common shares are also provided. No pro forma adjustments are necessary for the three and six month periods ended March 29, 2008 as the recapitalization transactions were consummated prior to the start of those periods.

	PRO FORMA FINANCIAL INFORMATION
	THREE MONTHS ENDED	SIX MONTHS ENDED
	MARCH 31, 2007	MARCH 31, 2007
	(IN MILLIONS EXCEPT PER SHARE DATA)
Income before income taxes, as reported	$130.3	$37.5
Add back reported interest expense	17.9	26.1
Add back costs related to refinancing	18.3	18.3
Deduct pro forma interest expense	(27.2)	(49.7)

Pro forma income before income taxes	139.3	32.2
Pro forma income taxes	50.1	11.7

Pro forma net income	$89.2	$20.5

Pro forma basic net income per common share	$1.41	$0.32

Pro forma diluted net income per common share	$1.37	$0.31

Reported interest expense	$17.9	$26.1
Incremental interest on recapitalization borrowings	8.7	21.8
Credit facilities interest rate differential	0.5	1.5
Incremental amortization of credit facilities fees	0.1	0.3

Pro forma interest expense	$27.2	$49.7

Pro forma effective tax rates	36.0%	36.3%

	PRO FORMA SHARES
	THREE MONTHS ENDED	SIX MONTHS ENDED
	MARCH 31, 2007	MARCH 31, 2007
	(IN MILLIONS)
Weighted-average common shares outstanding during the period	66.1	66.6
Incremental full period impact of repurchased common shares	(2.7)	(3.6)

Pro forma basic common shares	63.4	63.0

Weighted-average common shares outstanding during the period plus dilutive potential common shares	67.8	68.4
Incremental full period impact of repurchased common shares	(2.7)	(3.6)
Impact on dilutive potential common shares	0.1	0.2

Pro forma diluted common shares	65.2	65.0

4. DETAIL OF INVENTORIES, NET
Inventories, net of provisions for slow moving and obsolete inventory of $29.4 million, $15.8 million, and $15.6 million, as of March 29, 2008, March 31, 2007 and September 30, 2007, respectively, consisted of:

	MARCH 29,	MARCH 31,	SEPTEMBER 30,
	2008	2007	2007
	(IN MILLIONS)
Finished goods	$470.0	$427.5	$289.9
Work-in-process	30.5	31.7	28.3
Raw materials	124.6	112.7	87.7

	$625.1	$571.9	$405.9

5. MARKETING AGREEMENT
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
Under the terms of the Marketing Agreement, the Company performs certain functions, primarily manufacturing conversion, selling and marketing support, on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred for these activities are charged to and reimbursed by Monsanto, for which the Company recognizes no gross profit or net income. The Company records costs incurred under the Marketing Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in “Cost of sales” and the reimbursement of these costs in “Net sales,” with no effect on gross profit or net income. The related net sales and cost of sales were $17.6 million and $10.5 million for the three-month periods and $30.1 million and $20.0 million for the six-month periods ended March 29, 2008 and March 31, 2007, respectively.
The elements of the net commission earned under the Marketing Agreement and included in “Net sales” are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 29, 2008	MARCH 31, 2007	MARCH 29, 2008	MARCH 31, 2007
	(IN MILLIONS)		(IN MILLIONS)
Gross commission	$17.1	$21.7	$17.1	$21.4
Contribution expenses	(5.0)	(5.0)	(10.0)	(10.0)
Amortization of marketing fee	(0.2)	(0.2)	(0.4)	(0.4)

Net commission income	11.9	16.5	6.7	11.0
Reimbursements associated with Marketing Agreement	17.6	10.5	30.1	20.0

Total net sales associated with Marketing Agreement	$29.5	$27.0	$36.8	$31.0

The Marketing Agreement has no definite term except as it relates to the European Union (“EU”) countries. With respect to the EU countries, the term of the Marketing Agreement had previously been extended through September 30, 2008, with the option of both parties to renew for two additional successive terms ending on September 30, 2015 and 2018, with a separate determination being made by the parties at least six months prior to the expiration of each such term as to whether to commence a subsequent renewal term. On March 28, 2008, the parties agreed to extend the EU term of the Marketing Agreement through September 30, 2011 plus up to two additional automatic renewal periods of two years each. In consideration for the extension of the EU team of the Marketing Agreement, the Company and Monsanto agreed to develop a multi-year strategic plan for the European Union countries. The Company will work with Monsanto to review and refine this plan by June 30, 2008.
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
6. IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES
FISCAL 2008
The Company recorded no goodwill or indefinite-lived intangible asset impairment charges or restructuring charges in the three and six month periods ended March 29, 2008.
FISCAL 2007
The Company recorded no goodwill or indefinite-lived intangible asset impairment charges or restructuring and other charges in the three and six month periods ended March 31, 2007.
The following table summarizes the Company’s reserves and reserve activity for accrued restructuring and other charges, which are included in “Other current liabilities” in the Condensed, Consolidated Balance Sheets:

	SIX MONTHS ENDED
	MARCH 29, 2008	MARCH 31, 2007
	(IN MILLIONS)
Amounts reserved for restructuring and other charges at beginning of fiscal year	$2.5	$6.4
Payments and other	(0.7)	(4.2)

Amounts reserved for restructuring and other charges at end of period	$1.8	$2.2

7. DEBT
The components of long-term debt as of March 29, 2008, March 31, 2007 and September 30, 2007 are as follows:

	MARCH 29,	MARCH 31,	SEPTEMBER 30,
	2008	2007	2007
	(IN MILLIONS)
Credit Facilities:
Revolving loans	$894.1	$1,208.8	$469.2
Term loans	557.2	560.0	558.6
Master Accounts Receivable Purchase Agreement	241.9	—	64.4
Notes due to sellers	13.6	14.9	15.1
Foreign bank borrowings and term loans	12.0	14.7	—
Other	8.9	8.5	10.5

	1,727.7	1,806.9	1,117.8
Less current portions	281.8	23.7	86.4

	$1,445.9	$1,783.2	$1,031.4

In connection with the recapitalization transactions discussed in Note 3, “Recapitalization”. Scotts Miracle-Gro and certain of its subsidiaries entered into the following loan facilities totaling up to $2.15 billion in the aggregate: (a) a senior secured five-year term loan in the principal amount of $560 million and (b) a senior secured five-year revolving loan facility in the aggregate principal amount of up to $1.59 billion. Under the terms of the loan facilities, the Company may request an additional $200 million in revolving credit and/or term credit commitments, subject to approval from the lenders. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds sterling, Australian dollars and Canadian dollars. The $2.15 billion senior secured credit facilities replaced the Company’s former $1.05 billion senior credit facility. The Company also retired all of the 6 5/8% senior subordinated notes under the terms of a tender offer, at an aggregate cost of $209.6 million including an early redemption premium. Amortization payments on the term loan portion of the credit facilities began on September 30, 2007 and will continue quarterly through 2012. As of March 29, 2008, the cumulative total amortization payments on the term loan were $2.8 million, reducing the balance of the Company’s term loans and effectively reducing the size of the credit facilities.

As of March 29, 2008, there was $672.2 million of availability under the revolving loan facility. Under the revolving loan facility, the Company has the ability to issue letter of credit commitments up to $65.0 million. At March 29, 2008, the Company had letters of credit in the amount of $26.5 million outstanding.
At March 29, 2008, the Company had outstanding interest rate swaps with major financial institutions that effectively converted a portion of variable-rate debt denominated in the Euro, British pound and U.S. dollar to a fixed rate. The swap agreements have a total U.S. dollar equivalent notional amount of $724.9 million at March 29, 2008. The term, expiration date and rates of these swaps are as follows:

	NOTIONAL AMOUNT IN
	USD
CURRENCY	(IN MILLIONS)	TERM	EXPIRATION DATE	FIXED RATE
British pound	$57.4	3 years	11/17/2008	4.76%
Euro	67.5	3 years	11/17/2008	2.98%
U.S. dollar	200.0	2 years	3/31/2009	4.90%
U.S. dollar	200.0	3 years	3/31/2010	4.87%
U.S. dollar	200.0	5 years	2/14/2012	5.20%
Master Accounts Receivable Purchase Agreement
On April 11, 2007, the Company entered into a Master Accounts Receivable Purchase Agreement (the “Original MARP Agreement”) with a termination date of April 10, 2008. On April 9, 2008, the Company terminated the Original MARP Agreement and entered into a new Master Accounts Receivable Purchase Agreement (the “New MARP Agreement”) with a termination date of April 8, 2009, or such later date as may be extended by mutual agreement of the Company and its lenders. The terms of the New MARP Agreement are substantially the same as the Original MARP Agreement. The New MARP Agreement provides for the discounted sale, on a revolving basis, of accounts receivable generated by specified account debtors, with seasonally adjusted monthly aggregate limits ranging from $10 million to $300 million. The New MARP Agreement also provides for specified account debtor sublimit amounts, which provide limits on the amount of receivables owed by individual account debtors that can be sold to the banks.
The caption “Accounts receivable pledged” on the accompanying Condensed, Consolidated Balance Sheets in the amounts of $296.2 and $149.5 as of March 29, 2008 and September 30, 2007, respectively, represents the pool of receivables that have been designated as “sold” and serve as collateral for short-term debt in the amount of $241.9 million and $64.4 million, as of those dates, respectively.
The Company was in compliance with the terms of all borrowing agreements at March 29, 2008.
8. COMPREHENSIVE INCOME
The components of other comprehensive income and total comprehensive income for the three and six month periods ended March 29, 2008 and March 31, 2007, were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 29,	MARCH 31,	MARCH 29,	MARCH 31,
	2008	2007	2008	2007
	(IN MILLIONS)		(IN MILLIONS)
Net income	$58.0	$83.4	$1.2	$24.0
Other comprehensive income (expense):
Change in valuation of derivative instruments	(12.3)	(2.5)	(17.4)	—
Foreign currency translation adjustments	1.6	2.9	4.2	0.8

Comprehensive income (loss)	$47.3	$83.8	$(12.0)	$24.8

9. RETIREMENT AND RETIREE MEDICAL PLANS COST INFORMATION
The following summarizes the net periodic benefit cost for the various retirement and retiree medical plans sponsored by the Company:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 29,	MARCH 31,	MARCH 29,	MARCH 31,
	2008	2007	2008	2007
	(IN MILLIONS)		(IN MILLIONS)
Frozen defined benefit plans	$0.1	$0.4	$0.3	$0.9
International benefit plans	1.2	2.0	2.4	3.8
Retiree medical plan	0.6	0.7	1.2	1.3
10. STOCK-BASED COMPENSATION AWARDS
The following is a recap of the share-based awards granted during the periods indicated:

	SIX MONTHS ENDED
	MARCH 29, 2008	MARCH 31, 2007
Key employees
Options	884,700	802,100
Options and SARs due to recapitalization	—	872,147
Performance shares	40,000	—
Restricted stock	149,900	191,300
Board of Directors
Deferred stock units, options	29,995	127,000
Options due to recapitalization	—	202,649

Total share-based awards	1,104,595	2,195,196

Aggregate fair value at grant dates (in millions)	$18.5	$28.6
Total share-based compensation and the tax benefit recognized in compensation expense were as follows for the period indicated (in millions):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 29, 2008	MARCH 31, 2007	MARCH 29, 2008	MARCH 31, 2007
Share-based compensation	$3.7	$5.9	$7.2	$10.0
Tax benefit recognized	1.3	2.1	2.6	3.6
11. INCOME TAXES
The Company adopted FIN 48 as of October 1, 2007, the beginning of its 2008 fiscal year. Upon adoption, the Company continues to classify interest and penalties on tax uncertainties as a component of the provision for income taxes. As of the date of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only timing benefits, was $10.0 million (compared to $9.6 million as of September 30, 2007, prior to adoption). Of the $10.0 million accrued at the date of adoption, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $9.5 million, which includes accrued interest and penalties of $1.4 million and $0.8 million, respectively. The corresponding amounts of accrued interest and penalties at March 29, 2008 were $1.6 million and $0.5 million, respectively. As a result of adoption, the Company recognized a $0.4 million decrease to retained earnings at October 1, 2007.
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

The Company anticipates that a few of these audits will be resolved during fiscal 2008. However, the Company does believe that some individual audits or issues may be agreed to within the next 12 months. The Company is unable to make a reasonably reliable estimate of when the cash settlements with taxing authorities may occur. Although audit outcomes and the timing of audit payments are subject to significant uncertainty, the Company does not anticipate that the resolution of these matters will result in a material change to its consolidated financial condition or results of operations.
12. CONTINGENCIES
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
Product Registrations
On April 10, 2008, the Company learned of a criminal investigation into certain of its product registrations which the Company understands is being led by the U.S. Environmental Protection Agency (“USEPA”) and the U.S. Department of Justice (“USDOJ”), with assistance from the Ohio Department of Agriculture. Since then, the Company has learned that one of its employees apparently deliberately circumvented Company policies and USEPA regulations by failing to obtain valid registrations for products and/or causing invalid product registration forms to be submitted to regulators. The sale of products which lack valid registrations is a violation of federal and state law. The Company has since terminated the employee in question and engaged independent firms to conduct a forensic investigation into its existing product registrations and to review its product registration compliance processes and procedures. While the Company believes these products do not pose a public health or environmental risk, it is working in cooperation with the USEPA to recall the affected products from the marketplace (see Note 2, “2008 Product Recalls”).
While disappointed that the actions of one employee could cause unregistered or not properly labeled products to be marketed and sold, the Company takes full responsibility for ensuring that each of its products meets all federal and state regulations, and is safe for consumer use. A comprehensive investigation into all of the Company’s product registrations is in process, and this investigation may result in future state or federal action with respect to additional product registration issues. Until such investigation is complete, the Company cannot fully quantify the extent of additional issues. Furthermore, the Company may be subject to civil or criminal fines or penalties at the state and/or federal level as a result of these product registration issues. At this time, management cannot reasonably determine the scope or magnitude of possible liabilities that could result from known or potential additional product registration issues, and no reserves for these claims have been established as of March 29, 2008. However, it is possible that such fines and/or penalties could be material and have an adverse effect on the Company’s financial condition and results of operations.
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
At March 29, 2008, $3.5 million was accrued for environmental and regulatory matters. While the amounts accrued are believed to be adequate to cover known environmental exposures based on current facts and estimates of likely outcomes, the adequacy of these accruals is based on several significant assumptions:
•	that all significant sites that must be remediated have been identified;
•	that there are no significant conditions of contamination that are unknown to the Company; and

•	that with respect to the agreed judicial Consent Order in Ohio, the potentially contaminated soil can be remediated in place rather than having to be removed and only specific stream segments will require remediation as opposed to the entire stream.
If there is a significant change in the facts and circumstances surrounding these assumptions, it could have a material impact on the ultimate outcome of these matters and the Company’s financial condition and results of operations.
U.S. Horticultural Supply, Inc. (F/K/A E.C. Geiger, Inc.)
On November 5, 2004, U.S. Horticultural Supply, Inc. (“Geiger”) filed suit against the Company in the U.S. District Court for the Eastern District of Pennsylvania. This complaint alleges that the Company conspired with another distributor, Griffin Greenhouse Supplies, Inc., to restrain trade in the horticultural products market, in violation of Section 1 of the Sherman Antitrust Act. On June 2, 2006, the Court denied the Company’s motion to dismiss the complaint. Fact discovery and expert discovery are closed. Geiger’s damages expert quantifies Geiger’s alleged damages at approximately $3.3 million, which could be trebled under antitrust laws. Geiger also seeks recovery of attorneys’ fees and costs. The Company has moved for summary judgment requesting dismissal of Geiger’s claims.
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
The Company is involved in other lawsuits and claims which arise in the normal course of business. These claims individually and in the aggregate are not expected to result in a material adverse effect on the Company’s financial condition and results of operations.

13. ACQUISITIONS
There were no acquisitions in the first six months of fiscal 2008. In the first six months of fiscal 2007, the Company continued to invest in the growth of the Scotts LawnService® business, investing $7.7 million in acquisitions, comprised of $6.3 million paid in cash and $1.4 million of notes issued and liabilities assumed.
14. SEGMENT INFORMATION
For fiscal 2008, the Company is divided into the following segments —Global Consumer, Global Professional, Scotts LawnService®, and Corporate & Other. These segments differ from those used in the prior year due to the realignment of the North America and International segments into the Global Consumer and Global Professional segments. The prior year amounts have been reclassified to conform with the fiscal 2008 segments. This division of reportable segments is consistent with how the segments report to and are managed by senior management of the Company.
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
The following table presents segment financial information in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” (“SFAS 131”). Pursuant to SFAS 131, the presentation of the segment financial information is consistent with the basis used by management (i.e., certain costs not allocated to business segments for internal management reporting purposes are not allocated for purposes of this presentation).

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	MARCH 29,	MARCH 31,	MARCH 29,	MARCH 31,
	2008	2007	2008	2007
	(IN MILLIONS)		(IN MILLIONS)
Net sales:
Global Consumer	$820.5	$852.3	$987.4	$996.9
Global Professional	99.5	77.1	161.9	133.5
Scotts LawnService®	32.4	33.7	70.7	59.5
Corporate & Other	24.6	30.2	65.7	74.6

Segment total	977.0	993.3	1,285.7	1,264.5
Product recalls	(19.0)	—	(19.0)	—

Consolidated	$958.0	$993.3	$1,266.7	$1,264.5

Operating income (loss):
Global Consumer	$179.2	$209.2	$141.2	$165.6
Global Professional	16.3	12.0	22.7	17.9
Scotts LawnService®	(18.5)	(16.7)	(30.0)	(33.1)
Corporate & Other	(27.9)	(34.0)	(50.5)	(60.8)

Segment total	149.1	170.5	83.4	89.6
Roundup® amortization	(0.2)	(0.2)	(0.4)	(0.4)
Amortization	(3.9)	(3.8)	(7.8)	(7.3)
Product recalls	(30.8)	—	(30.8)	—

Consolidated	$114.2	$166.5	$44.4	$81.9

	MARCH 29,	MARCH 31,	SEPTEMBER 30,
	2008	2007	2007
	(IN MILLIONS)
Total assets:
Global Consumer	$2,414.5	$2,309.0	$1,551.9
Global Professional	350.5	299.2	308.0
Scotts LawnService®	180.5	162.0	189.2
Corporate & Other	225.4	272.6	228.1

Consolidated	$3,170.9	$3,042.8	$2,277.2

Segment operating income or loss represents earnings before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. Accordingly, the Corporate & Other operating loss for the three and six month periods ended March 29, 2008 and March 31, 2007 includes unallocated corporate general and administrative expenses, and certain other income/expense items not allocated to the business segments.
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
Executive Summary
We are dedicated to delivering strong, consistent financial results and outstanding shareholder returns by providing consumers with products of superior quality and value to enhance their outdoor living environments. We are a leading manufacturer and marketer of consumer branded products for lawn and garden care and professional horticulture in North America and Europe. We are Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We have a presence in similar consumer branded and professional horticulture products in Australia, the Far East, Latin America and South America. In the United States, we operate Scotts LawnService®, the second largest residential lawn care service business, and Smith & Hawken®, a leading brand in the outdoor living and garden lifestyle category. In fiscal 2008, our operations are divided into the following reportable segments: Global Consumer, Global Professional, Scotts LawnService® and Corporate & Other. The Corporate & Other segment consists of the Smith & Hawken® business and corporate general and administrative expenses.
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

Given the Company’s strong performance and consistent cash flows, our Board of Directors has undertaken a number of actions over the past several years to return cash to our shareholders. We began paying a quarterly cash dividend of 12.5 cents per share in the fourth quarter of fiscal 2005. In fiscal 2006, our Board launched a five-year $500 million share repurchase program pursuant to which we repurchased 2.0 million common shares for $87.9 million during fiscal 2006. Most recently, in December 2006, the Company announced a recapitalization plan to return $750 million to the Company’s shareholders. This plan expanded and accelerated the previously announced five-year $500 million share repurchase program (which was canceled). Pursuant to the recapitalization plan, in February 2007, the Company repurchased 4.5 million of the Company’s common shares for an aggregate purchase price of $245.5 million ($54.50 per share) and paid a special one-time cash dividend of $8.00 per share ($508 million in the aggregate) in early March 2007.
In order to fund this recapitalization, the Company entered into credit facilities aggregating $2.15 billion and terminated its prior credit facility. Reference should be made to Note 7 to the accompanying condensed, consolidated financial statements for further information as to the credit facilities and the repayment and termination of the prior credit facility and the 6 5/8% senior subordinated notes.
The actions described above reflect management’s confidence in the continued growth of the Company coupled with strong and consistent cash flows that can support the higher levels of debt incurred to finance these actions. Even with an increase in borrowings, we believe we will maintain the capacity to pursue targeted, strategic acquisitions that leverage our core competencies.
2008 PRODUCT RECALLS
In March 2008, the Company announced a voluntary recall of certain wild bird food products which had been treated with pest control products labeled for use on certain stored grains that can be processed for human and/or animal consumption. However, these pest control products were not labeled for use on wild bird food products. These products were treated with pest control products to avoid insect infestations, especially at retail stores, a practice which pre-dates the Company’s acquisition of Gutwein & Co., Inc. in November 2005.
In April 2008, the Company, in cooperation with an investigation by the U.S. Environmental Protection Agency (“USEPA”), announced a recall of certain consumer lawn and garden products and one Scotts LawnService® (“SLS”) product. These products contain active ingredients that require USEPA registrations before they can be marketed to consumers or used by SLS. On April 10, 2008, the Company learned of a criminal investigation into certain of its product registrations which the Company understands is being led by the USEPA and the U.S. Department of Justice (“USDOJ”), with assistance from the Ohio Department of Agriculture. Since then, the Company has learned that one of its employees apparently deliberately circumvented Company policies and USEPA regulations by failing to obtain valid registrations for products and/or causing invalid product registration forms to be submitted to regulators. The sale of products which lack valid registrations is a violation of federal and state law. The Company has since terminated the employee in question and engaged independent firms to conduct a forensic investigation into its existing product registrations and to review its product registration compliance processes and procedures. While the Company believes these products do not pose a public health or environmental risk, it is working in cooperation with the USEPA to recall the affected products from the marketplace.
While disappointed that the actions of one employee could cause unregistered or not properly labeled products to be marketed and sold, the Company takes full responsibility for ensuring that each of its products meets all federal and state regulations, and is safe for consumer use. A comprehensive investigation into all of the Company’s product registrations is in process, and this investigation may result in future state or federal action with respect to additional product registration issues. Until such investigation is complete, the Company cannot fully quantify the extent of additional issues. Furthermore, the Company may be subject to civil or criminal fines or penalties at the state and/or federal level as a result of the product registration issues. At this time, management cannot reasonably determine the scope or magnitude of possible liabilities that could result from known or potential additional product registration issues, and no reserves for these claims have been established as of March 29, 2008. However, it is possible that such fines and/or penalties could be material and have an adverse effect on the Company’s financial condition and results of operations.
As a result of these recalls, for the quarter ended March 29, 2008, the Company reversed sales associated with estimated returns of these products, recorded an impairment estimate for affected inventory, and accrued other recall-related costs. The cumulative impact of these adjustments reduced income from operations by $30.8 million for the three and six months ended March 29, 2008.
Scotts Miracle-Gro is committed to providing its customers and consumers with products of superior quality and value to enhance their lawns, gardens and overall outdoor living environments. We believe consumers have come to trust our brands based on the superior quality and value they deliver, and that trust is highly valued. We are also committed to conducting business with the highest degree of ethical standards and in adherence to the law. We are disappointed in these recent occurrences and are working diligently to address the issues, including retaining independent firms to conduct a forensic examination of its existing product registrations and enhance our product registration compliance and control processes. However, these events may nevertheless have a negative impact on future demand for the Company’s products.

RESULTS OF OPERATIONS
The following table sets forth the components of income and expense as a percentage of net sales for the three and six month periods ended March 29, 2008 and March 31, 2007:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 29,	MARCH 31,	MARCH 29,	MARCH 31,
	2008	2007	2008	2007
	(UNAUDITED)		(UNAUDITED)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.3	62.9	68.9	66.5

Gross profit	33.7	37.1	31.1	33.5
Operating expenses:
Selling, general and administrative	21.9	20.4	27.9	27.3
Other expense (income), net	(0.1)	(0.1)	(0.3)	(0.3)

Income from operations	11.9	16.8	3.5	6.5
Costs related to refinancing	—	1.9	—	1.4
Interest expense	2.4	1.8	3.4	2.1

Income before income taxes	9.5	13.1	0.1	3.0
Income taxes	3.4	4.7	0.0	1.1

Income from continuing operations	6.1%	8.4%	0.1%	1.9%

Net sales for the three months ended March 29, 2008 were $958.0 million, a decrease of 3.5% from net sales of $993.3 million for the three months ended March 31, 2007. Net sales for the first six months of fiscal 2008 were flat versus the comparable period of fiscal 2007. Excluding the impact of foreign exchange rates and product recalls, sales for the second quarter and first six months decreased 4.1% and 1.0%, respectively, due largely to a slow start to the lawn and garden season. Global Consumer sales decreased 3.7% to $820.5 million for the second quarter and decreased by 1.0% to $987.4 million for the first six months. Excluding the impact of foreign exchange rates and product recalls, our Global Consumer segment reported declines of 5.8% and 3.2% in net sales for the second quarter and first six months of fiscal 2008, respectively. Global Professional sales increased 29.1% to $99.5 million from $77.1 million for the same quarter a year ago, and 21.2% to $161.9 million from $133.5 million for the first six months a year ago. Excluding the impact of foreign exchange rates, Global Professional sales increased 19.5% and 13.1% for the second quarter and first six months, respectively. Scotts LawnService® sales were $32.4 million for the second quarter compared to $33.7 million a year earlier. Year-to-date, Scotts LawnService® sales increased from $59.5 million to $70.7 million. Corporate and other sales, primarily Smith & Hawken®, decreased from $30.2 million in the second quarter of fiscal 2007 to $24.6 million in the second quarter of fiscal 2008, and from $74.6 million in the first six months of fiscal 2007 to $65.7 million in the first six months of fiscal 2008. In recent years, net sales for our second quarter typically comprise between 33% to 35% of our total fiscal year net sales, while sales for the first six months have typically comprised 43% to 45%. There can be no assurance that a similar sales trend will occur for our full fiscal 2008 year.
As a percentage of net sales, gross profit was 33.7% for the second quarter of fiscal 2008 compared to 37.1% for second quarter of fiscal 2007. For the first six months of fiscal 2008, our gross profit percentage declined to 31.1% from 33.5% in the comparable period of fiscal 2007. The fiscal 2008 second quarter and year-to-date gross profit rate decreases were driven by product recalls and higher promotional costs. Excluding the impact of the product recalls, which reduced gross profit by $29.6 million, second quarter and year-to-date gross profit rates for fiscal 2008 were 36.1% and 33.0%, respectively.
Selling, General and Administrative Expenses

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 29,	MARCH 31,	MARCH 29,	MARCH 31,
	2008	2007	2008	2007
	(IN MILLIONS)		(IN MILLIONS)
	(UNAUDITED)		(UNAUDITED)
Advertising	$49.7	$50.3	$64.5	$63.7
Other selling, general and administrative	154.8	148.9	280.4	274.2
Product recall costs	1.2	—	1.2	—
Amortization of intangibles	3.9	3.8	7.8	7.3

	$209.6	$203.0	$353.9	$345.2

SG&A expenses increased $6.6 million, or 3.3%, to $209.6 million in the second quarter and $8.7 million, or 2.5%, to $353.9 million for the first six months of fiscal 2008. During the second quarter of fiscal 2008, we recorded $1.2 million of product recall costs, primarily attorney fees. Excluding foreign exchange rates and product recall costs, SG&A expenses for the second quarter increased $1.1 million or 0.5% and were flat for the first six months of fiscal 2008. We continue to expect full year growth of SG&A expenses in the range of 6 to 8 percent as we make strategic investments in technology and innovation, as well as targeted marketing and selling spending, to support our long-term growth initiatives.
Interest expense for the second quarter and first six months of fiscal 2008 was $23.5 million and $42.5 million, respectively, compared to $17.9 million and $26.1 million for the second quarter and first six months of fiscal 2007. The increase in interest expense for the year-to-date period is primarily attributable to an increase in borrowings resulting from the recapitalization transactions that were consummated during the second quarter of fiscal 2007. We also recorded $18.3 million in costs related to the refinancing undertaken to facilitate the recapitalization transactions in fiscal 2007. Average borrowings increased $505.0 million during the first six months of fiscal 2008 as compared to the prior year period. Weighted average interest rates also increased by 17 basis points.
The income tax expense was calculated assuming an effective tax rate of 36.0% for both the first half of fiscal 2008 and fiscal 2007. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the fiscal year. Factors affecting the estimated rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits, the existence of elements of income and expense that may not be taxable or deductible, as well as other items. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year.
Diluted average common shares used in the diluted net income per common share calculation decreased from 67.8 million for the second quarter and 68.4 million for the six months ended March 31, 2007 to 65.6 million for the second quarter and 65.7 million for the six months ended March 29, 2008. These decreases are attributable to the 4.5 million common shares repurchased as part of the recapitalization consummated during the second quarter of fiscal 2007, weighted for the period outstanding, and offset by common shares issued upon the exercise of share-based awards and the vesting of restricted stock. Diluted average common shares also include 1.2 million and 1.4 million equivalent shares for the second quarter and year-to-date periods in fiscal 2008 to reflect the effect of the assumed conversion of dilutive stock options and restricted stock awards.
SEGMENT RESULTS
The Company is divided into the following segments: Global Consumer, Global Professional, Scotts LawnService®, and Corporate & Other. These segments differ from those used in the prior year due to the realignment of the North America and International segments into the Global Consumer and Global Professional segments. The Corporate & Other segment consists of Smith & Hawken® and corporate general and administrative expenses. The prior year amounts have been reclassified to conform to the fiscal 2008 segments. Segment performance is evaluated based on several factors, including income from operations before amortization, and impairment, restructuring and other charges, which is a non-GAAP measure. Management uses this measure of operating profit to gauge segment performance because we believe this measure is the most indicative of performance trends and the overall earnings potential of each segment.
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

The Corporate & Other segment consists of the Smith & Hawken® business and corporate general and administrative expenses.
The following table sets forth net sales by segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 29,	MARCH 31,	MARCH 29,	MARCH 31,
	2008	2007	2008	2007
	(IN MILLIONS)		(IN MILLIONS)
	(UNAUDITED)		(UNAUDITED)
Global Consumer	$820.5	$852.3	$987.4	$996.9
Global Professional	99.5	77.1	161.9	133.5
Scotts LawnService®	32.4	33.7	70.7	59.5
Corporate & other	24.6	30.2	65.7	74.6

Segment total	977.0	993.3	1,285.7	1,264.5
Product recalls	(19.0)	—	(19.0)	—

Consolidated	$958.0	$993.3	$1,266.7	$1,264.5

The following table sets forth operating income by segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 29,	MARCH 31,	MARCH 29,	MARCH 31,
	2008	2007	2008	2007
	(IN MILLIONS)		(IN MILLIONS)
	(UNAUDITED)		(UNAUDITED)
Global Consumer	$179.2	$209.2	$141.2	$165.6
Global Professional	16.3	12.0	22.7	17.9
Scotts LawnService®	(18.5)	(16.7)	(30.0)	(33.1)
Corporate & other	(27.9)	(34.0)	(50.5)	(60.8)

Segment total	149.1	170.5	83.4	89.6
Roundup® amortization	(0.2)	(0.2)	(0.4)	(0.4)
Other amortization	(3.9)	(3.8)	(7.8)	(7.3)
Product recalls	(30.8)	—	(30.8)	—

Consolidated	$114.2	$166.5	$44.4	$81.9

Global Consumer
Excluding the impact of product recalls, Global Consumer segment net sales were $820.5 million in the second quarter and $987.4 million for the first six months of fiscal 2008, a decrease of 3.7% and 1.0% from the second quarter and first six months of fiscal 2007, respectively. The impact of pricing increased sales by 4.1% for both the second quarter and first six months of fiscal 2008, while the impact of foreign exchange increased sales by 2.0% and 2.2% for the second quarter and first six months, respectively. Excluding the impact of price increases and foreign exchange movements, net sales decreased by 9.9% and 7.3% from the second quarter and first six months of fiscal 2007. Within Global Consumer, North America consumer sales, excluding the impact of foreign exchange rates, declined 6.9% and 4.1% for the second quarter and first six months, respectively, compared to the respective declines in North American point-of-sale purchases of 19.6% and 10.0% for the second quarter and first six months driven by cold and wet weather causing a delayed start to the lawn and garden season. Largely driven by France and Germany, consumer sales in Europe increased 10.3% and 10.8% for the second quarter and year-to-date, respectively, or 0.4% and 0.9% excluding the impact of foreign exchange rates.
The Global Consumer segment operating income decreased by $30.0 million and $24.4 million in the second quarter and first six months of fiscal 2008, respectively. The decrease in operating income was driven by the decrease in net sales accompanied by a decrease in gross margin rates of 90 basis points and 60 basis points for the second quarter and first six months of fiscal 2008 excluding the impact of product recalls. The decrease in gross margin rates is the result of higher promotional costs. As a result of the product recalls, gross margin rates declined by 280 and 240 basis points for the second quarter and first six months of fiscal 2008, respectively. SG&A spending, including media advertising, increased 4.0% for the second quarter and 3.8% for the year-to-date period after the impact of foreign exchange rates.
Global Professional
Global Professional segment net sales were $99.5 million in the second quarter and $161.9 million for the first six months of fiscal 2008, an increase of 29.1% and 21.2% from the second quarter and first six months of fiscal 2007, respectively. Excluding the effect of exchange rates, net sales increased by 19.5% and 13.1% for the second quarter and first six months, respectively. These increases reflect strong sales in all components of the business, led by the largest component, Europe, with net sales increases of 18.0% and 14.4% for the second quarter and first six months excluding the impact of exchange rates.
Primarily due to the strong growth in net sales, the Global Professional segment operating income increased by $4.3 million and $4.8 million in the second quarter and first six months of fiscal 2008, respectively. Excluding the effect of exchange rates, operating income increased by 15.5% and 8.3% compared to the second quarter and first six months of fiscal 2007, respectively.
Scotts LawnService®
Compared to the same periods in the prior fiscal year, Scotts LawnService® revenues decreased 3.9% to $32.4 million in the second quarter of fiscal 2008 and increased 18.8% to $70.7 million in the first six months of fiscal 2008. The decrease for the second quarter is primarily attributable to poor weather in the midwest and northern markets. The increase for the year-to-date period is attributable to acquisition growth of 6.3% as well as the shifting of late season lawn treatments to the first quarter of fiscal 2008.
Scotts LawnService® segment operating loss increased by $1.8 million in the second quarter driven by the decrease in revenues and gross profit. The Scotts LawnService® segment operating loss decreased by $3.1 million in the first six months of fiscal 2008 driven by the increase in revenues and gross profit, partially offset by an increase in SG&A spending.
Corporate & Other
Net sales for the Corporate & Other segment, which pertain primarily to Smith & Hawken®, decreased $5.6 million for the second quarter and $8.9 million year to date. These decreases are primarily due to our catalog, business-to-business, and wholesale channels. Additionally, the first half of fiscal 2007 benefited from initial start-up activity with Starbucks®.
The operating loss for Corporate & Other decreased by $6.1 million in the second quarter and $10.3 million for the first six months of fiscal 2007. The decreases in operating loss for the second quarter and year to date were driven by lower Corporate spending.
LIQUIDITY AND CAPITAL RESOURCES
Cash used in operating activities amounted to $555.7 million and $519.7 million for the six months ended March 29, 2008 and March 31, 2007, respectively. The use of cash in the first six months of our fiscal year is due to the seasonal nature of our operations. We build inventories in preparation for the spring selling season and accounts receivable increase significantly due to heavy March shipments. The increase in the use of cash for operating activities during fiscal 2008 compared to fiscal 2007 was due primarily to a higher level of inventory builds in fiscal 2008 compared to fiscal 2007 due to sales below plan and higher input costs.
Cash used in investing activities was $24.5 million and $36.0 million for the six months ended March 29, 2008 and March 31, 2007, respectively. There was no acquisition activity in the first half of fiscal 2008 compared to the $6.3 million cash outlay for acquisitions relating to our Scotts LawnService® business in the first half of fiscal 2007. Capital spending on property, plant and equipment in the normal course of business was reasonably consistent, with $25.1 million spent during the first half of fiscal 2008 compared to the $30.1 million spent in the first half of fiscal 2007.
Financing activities provided cash of $580.8 million and $547.8 million for the six months ended March 29, 2008 and March 31, 2007, respectively.
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
On April 11, 2007, the Company entered into a Master Accounts Receivable Purchase Agreement (the “Original MARP Agreement”) with a stated termination date of April 10, 2008. On April 9, 2008, the Company terminated the Original MARP Agreement and entered into a new Master Accounts Receivable Purchase Agreement (the “New MARP Agreement”) with a stated termination date of April 8, 2009, or such later date as may be extended by mutual agreement of the Company and its lenders. The terms of the New MARP Agreement are substantially the same as the Original MARP Agreement. The New MARP Agreement was entered into as it provides an interest rate savings of 40 basis points as compared to borrowing under our senior secured credit facilities. The New MARP Agreement provides for the sale, on a revolving basis, of account receivables generated by specified account debtors, with seasonally adjusted monthly aggregate limits ranging from $10 million to $300 million. The New MARP Agreement also provides for specified account debtor sublimit amounts, which provide limits on the amount of receivables owed by individual account debtors that can be sold to the banks. Borrowings under the MARP Agreement at March 29, 2008 were $241.9 million.
At March 29, 2008, the Company had outstanding interest rate swaps with major financial institutions that effectively converted a portion of our variable-rate debt denominated in the Euro dollar, British pound and U.S. dollar to a fixed rate. The swaps agreements have a total U.S. dollar equivalent notional amount of $724.9 million at March 29, 2008. The term, expiration date and rates of these swaps are shown in the table below.

	NOTIONAL
	AMOUNT IN
	USD
CURRENCY	(IN MILLIONS)	TERM	EXPIRATION DATE	FIXED RATE
British pound	$57.4	3 years	11/17/2008	4.76%
Euro dollar	67.5	3 years	11/17/2008	2.98%
US dollar	200.0	2 years	3/31/2009	4.90%
US dollar	200.0	3 years	3/31/2010	4.87%
US dollar	200.0	5 years	2/14/2012	5.20%
As of March 29, 2008, there was $672.2 million of availability under our revolving loan facility and we were in compliance with all debt covenants. Our primary sources of liquidity are cash generated by operations and borrowings under our credit facilities. We believe our facilities will continue to provide the Company with the capacity to pursue targeted, strategic acquisitions that leverage our core competencies.
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
ENVIRONMENTAL MATTERS
We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial position. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 under “ITEM 1. BUSINESS — Environmental and Regulatory Considerations,” “ITEM 1. BUSINESS — Regulatory Actions” and “ITEM 3. LEGAL PROCEEDINGS.”
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks have not changed significantly from those disclosed in the Scotts Miracle-Gro Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
ITEM 4. CONTROLS AND PROCEDURES
With the participation of the Scotts Miracle-Gro principal executive officer and principal financial officer, Scotts Miracle-Gro management has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, Scotts Miracle-Gro principal executive officer and principal financial officer have concluded that:
(A)	information required to be disclosed by Scotts Miracle-Gro in this Quarterly Report on Form 10-Q and the other reports that Scotts Miracle-Gro files or submits under the Exchange Act would be accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

(B)	information required to be disclosed by Scotts Miracle-Gro in this Quarterly Report on Form 10-Q and the other reports that Scotts Miracle-Gro files or submits under the Exchange Act would be recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and

(C)	Scotts Miracle-Gro’s disclosure controls and procedures are effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.
In addition, there were no changes in Scotts Miracle-Gro’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during its fiscal second quarter ended March 29, 2008, that have materially affected, or are reasonably likely to materially affect, Scotts Miracle-Gro’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On April 10, 2008, the Company learned of a criminal investigation into certain of its U.S. Environmental Protection Agency (“USEPA”) product registrations. The Company understands that the investigation is being led by the USEPA and the U.S. Department of Justice (“USDOJ”), with assistance from the Ohio Department of Agriculture. The Company is cooperating with the USDOJ and USEPA in connection with their investigation, and, while the investigation is on-going, evidence indicates that a former employee of the Company apparently deliberately circumvented Company policies and USEPA regulations by failing to obtain valid registrations for products and/or causing invalid product registration forms to be submitted to regulators. As a result of this investigation, in April 2008, the Company, in cooperation with the USEPA, announced a recall of certain consumer lawn and garden products and one Scotts LawnService® product. A comprehensive investigation into all of the Company's product registrations is in process, and this investigation may result in future state or federal action with respect to additional product registration issues. There can be no assurance that the ultimate outcome of these investigations will not result in further action, whether administrative, civil or criminal, by the USDOJ, USEPA or state regulatory agencies against the Company. Such actions may include the imposition of regulatory fines and/or penalties against the Company, and there can be no assurance that any such fines and/or penalties, in addition to the costs the Company has already incurred and expects to incur in connection with the product recalls, will not have a material and adverse effect on the Company's financial condition and results of operations.
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
Other than as discussed in the preceding paragraphs, pending material legal proceedings have not changed significantly since the first quarter of fiscal 2008.
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
Some forward-looking statements that we make in this Quarterly Report on Form 10-Q and in other contexts represent challenging goals for the Company, and the achievement of these goals is subject to a variety of risks and assumptions and numerous factors beyond our control. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by those cautionary statements. Important factors that could cause actual results to differ materially from the forward-looking statements we make are included in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. Updates to our risk facts as a result of our 2008 product recalls and the related governmental investigation are discussed below.
Costs associated with product recalls and the corresponding governmental investigation could materially and adversely affect us or our financial results.
In April 2008, we announced that a former employee apparently deliberately circumvented our policies, causing unregistered or not properly labeled products to be marketed and sold. During the same time period, we learned of a criminal investigation, which we understand is being led by the U.S. Environmental Protection Agency (“USEPA”) and the U.S. Department of Justice (“USDOJ”), with assistance from the Ohio Department of Agriculture, related to the status of the registrations of these products, some of which had entered commerce and some of which had not. As a result of the investigation, we recalled, or are in the process of recalling, certain consumer lawn and garden products and one Scotts LawnService® product.
In connection with these product recalls, we have recorded, and in the future may record, charges and costs, based on our most recent estimates, of retailer inventory returns, consumer returns and replacement costs, associated legal and professional fees and costs associated with advertising and administration of product recalls. Because these current and expected future charges are based on estimates, they may increase as a result of numerous factors, many of which are beyond our control, including the amount of products that may be returned by consumers and retailers, the number and type of legal or regulatory proceedings relating to these product recalls and regulatory or judicial orders or decrees that may require us to take certain actions in connection with product recalls or to pay civil or criminal fines and/or penalties at the state and/or federal level.
The costs associated with these product recalls and any potential fines and/or penalties, both those which we have estimated to date and any amounts in excess of our current estimates, could have a material and adverse effect on our financial condition and results of operations.
In addition, there can be no assurance that the ultimate outcome of the investigation will not result in further action against us, whether administrative, civil or criminal by the USDOJ, USEPA or state regulatory agencies, and any such action, in addition to the costs we have incurred and will continue to incur in connection therewith, could materially and adversely affect us or our financial condition and results of operations.
Product recalls and the corresponding governmental investigation may harm our reputation and acceptance of our products by our retail customers and consumers, which may materially and adversely affect our business operations, decrease sales and increase costs.
The product recalls we announced in April 2008, together with the corresponding governmental investigation by the USDOJ and USEPA, have resulted in coverage critical of us in the press and media. While we believe that these recalls are the result of the misguided actions of a former employee who misled us and that we have acted promptly, responsibly and in the public interest, these product recalls may harm our reputation and the acceptance of our products by consumers and our retailer customers. Our retailer customers may be less willing to purchase our products or to provide marketing support for those products, such as shelf space, promotions, and advertising or may impose additional requirements that would adversely affect our business operations, decrease sales and increase costs.
ITEM 6. EXHIBITS
See Index to Exhibits at page 30 for a list of the exhibits included herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY
Date: May 8, 2008	/s/ DAVID C. EVANS
David C. Evans
Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer) (Duly Authorized Officer)

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2008
INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION
10(a)	Specimen form of Award Agreement for Employees used to evidence Nonqualified Stock Options which may be granted under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) (Standard International Specimen covering Australia, Canada, Austria, Germany and The Netherlands)	*

10(b)	Specimen form of Award Agreement for Employees used to evidence Nonqualified Stock Options which may be granted under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) (Belgian Specimen)	*

10(c)(1)	Specimen form of Award Agreement for Employees used to evidence Restricted Stock which may be granted under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) (French Specimen)	*

10(c)(2)	Specimen form of Award Agreement for Employees used to evidence Nonqualified Stock Options which may be granted under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) (French Specimen)	*

10(d)	Specimen form of Award Agreement for Employees used to evidence Nonqualified Stock Options which may be granted under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) (Polish Specimen)	*

10(e)(1)	Specimen form of Award Agreement for United Kingdom Employees used to evidence Nonqualified Stock Options which may be granted under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) (United Kingdom Specimen)	*

10(e)(2)	Specimen form of Award Agreement for United Kingdom Employees used to evidence Restricted Stock which may be granted under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) (United Kingdom Specimen)	*

10(e)(3)	UK Sub-Plan for equity awards which may be granted under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan)	*

10(f)	Termination and Release Agreement, dated as of April 9, 2008, by and among the Scotts Company LLC, the Scotts Miracle-Gro Company and LaSalle Bank National Association	Incorporated herein by reference from Exhibit 10.1 to the Current Report on Form 8-K of the Scotts Miracle-Gro Company dated and filed April 15, 2008 (File No. 1-13292)

10(g)	Master Accounts Receivable Purchase Agreement, dated as of April 9, 2008, among the Scotts Company LLC as seller, the Scotts Miracle-Gro Company as guarantor and Bank of America N.A. as purchased	Incorporated herein by reference from Exhibit 10.2 to the Current Report on Form 8-K of the Scotts Miracle-Gro Company dated and filed April 15, 2008 (File No. 1-13292)

EXHIBIT NO.	DESCRIPTION	LOCATION
10(h)	Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) to evidence grants of Deferred Stock Units which may be made under the Scotts Miracle-Gro Company Amended and Related 2006 Long-Term incentive plan (used on and after February 4, 2008)	Incorporated herein by reference from Exhibit 10(m) to the Quarterly Report on Form 10-Q of the Scotts Miracle-Gro Company for the quarterly period ended December 29, 2007 (File No. 1-13292)

10(i)	Performance Share Award Agreement for Employees (with Related Dividend Equivalents) evidencing grant of Performance Shares made on October 30, 2007 to Barry W. Sanders under the Scotts Miracle-Gro Company [Amended and Restated] 2006 Long-Term Incentive Plan, executed by the Scotts Miracle-Gro Company on December 20, 2007 and by Barry W. Sanders on January 7, 2008	Incorporated herein by reference from Exhibit 10(n) to the Quarterly Report on Form 10-Q of the Scotts Miracle-Gro Company for the quarterly period ended December 29, 2007 (File No. 1-13292)

10(j)	Summary of Compensation for Directors of the Scotts Miracle-Gro Company effective as February 4, 2008	Incorporated herein by reference from Exhibit 10(r) to the Quarterly Report on Form 10-Q of the Scotts Miracle-Gro Company for the quarterly period ended December 29, 2007 (File No. 1-13292)

31(a)	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	*

31(b)	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	*

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	*

*	Filed herewith