Form 10-Q
period 2008-06-28
SCOTTS MIRACLE-GRO CO
filed 2008-08-07
CIK 825542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2008

Common Shares, $0.01 stated value, no par value	64,619,199 common shares

THE SCOTTS MIRACLE-GRO COMPANY
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 28,	JUNE 30,	JUNE 28,	JUNE 30,
	2008	2007	2008	2007
Net sales	$1,170.9	$1,098.4	$2,437.6	$2,362.9
Cost of sales	746.9	675.7	1,596.9	1,516.5
Cost of sales – product registrations/recalls	0.2	—	22.8	—

Gross profit	423.8	422.7	817.9	846.4
Operating expenses:
Selling, general and administrative	206.9	199.2	559.6	544.4
SG&A — product registrations/recalls	5.6	—	6.8	—
Impairment, restructuring & other charges	123.3	—	123.3	—
Other income, net	(5.4)	(3.6)	(9.6)	(7.0)

Income from operations	93.4	227.1	137.8	309.0
Costs related to refinancing	—	—	—	18.3
Interest expense	22.1	26.2	64.6	52.3

Income before income taxes	71.3	200.9	73.2	238.4
Income taxes	48.7	71.2	49.4	84.7

Net income	$22.6	$129.7	$23.8	$153.7

BASIC NET INCOME PER COMMON SHARE:
Weighted-average common shares outstanding during the period	64.6	63.6	64.4	65.6

Basic net income per common share	$0.35	$2.04	$0.37	$2.34

DILUTED NET INCOME PER COMMON SHARE:
Weighted-average common shares outstanding during the period plus dilutive potential common shares	65.3	65.4	65.5	67.5

Diluted net income per common share	$0.35	$1.98	$0.36	$2.28

Dividends declared per common share	$0.125	$0.125	$0.375	$8.375

See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	NINE MONTHS ENDED
	JUNE 28,	JUNE 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$23.8	$153.7
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Impairment of assets	123.3	—
Costs related to refinancing	—	18.3
Stock-based compensation expense	9.2	13.6
Depreciation	40.1	39.2
Amortization	12.8	12.1
Gain on of sale of property, plant, and equipment	—	(0.4)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(388.2)	(321.4)
Inventories	(64.2)	(16.1)
Prepaid and other current assets	(22.5)	(8.8)
Accounts payable	88.5	69.6
Accrued liabilities	139.0	116.0
Restructuring reserves	(0.9)	(4.6)
Other non-current items	(5.6)	(7.9)
Other, net	5.2	(1.1)

Net cash (used in) provided by operating activities	(39.5)	62.2

INVESTING ACTIVITIES
Proceeds from the sale of property, plant and equipment	1.0	0.5
Investment in property, plant and equipment	(35.8)	(37.8)
Investment in acquired businesses, net of cash acquired	—	(6.5)

Net cash used in investing activities	(34.8)	(43.8)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	838.0	2,458.3
Repayments under revolving and bank lines of credit	(651.7)	(1,489.3)
Repayments of 6 5/8% senior subordinated notes	—	(209.6)
Dividends paid	(24.4)	(536.3)
Purchase of common shares and related costs	—	(246.7)
Financing fees	—	(13.0)
Payments on seller notes	(1.8)	(1.9)
Excess tax benefits from share-based payment arrangements	2.1	14.5
Cash received from the exercise of stock options	7.2	23.6

Net cash provided by (used in) financing activities	169.4	(0.4)

Effect of exchange rate changes on cash	3.0	0.8

Net increase in cash and cash equivalents	98.1	18.8
Cash and cash equivalents at beginning of period	67.9	48.1

Cash and cash equivalents at end of period	$166.0	$66.9

Supplemental cash flow information
Interest paid, net of interest capitalized	60.7	50.9
Income taxes (refunded) paid	(1.7)	9.7
See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	UNAUDITED		(SEE NOTE 1)
	JUNE 28,	JUNE 30,	SEPTEMBER 30,
	2008	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$166.0	$66.9	$67.9
Accounts receivable, less allowances of $12.9, $12.9 and $11.4, respectively	435.0	403.3	248.3
Accounts receivable pledged	361.2	307.8	149.5
Inventories, net	474.9	432.4	405.9
Prepaid and other assets	153.3	112.7	127.7

Total current assets	1,590.4	1,323.1	999.3
Property, plant and equipment, net of accumulated depreciation of $464.3, $406.4 and $418.8, respectively	355.8	364.8	365.9
Goodwill	386.7	477.7	462.9
Intangible assets, net	377.1	418.7	418.8
Other assets	23.9	34.6	30.3

Total assets	$2,733.9	$2,618.9	$2,277.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$292.1	$237.2	$86.4
Accounts payable	295.1	274.1	202.5
Other current liabilities	443.8	410.0	297.7

Total current liabilities	1,031.0	921.3	586.6

Long-term debt	1,028.3	1,030.1	1,031.4
Other liabilities	174.8	161.4	179.9

Total liabilities	2,234.1	2,112.8	1,797.9

Commitments and contingencies (notes 2 and 12)

Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share, 64.6, 63.7 and 64.1 shares issued and outstanding, respectively	476.6	489.6	480.3
Retained earnings	259.9	308.1	260.5
Treasury shares, at cost: 3.6, 4.5, and 4.0 shares, respectively	(194.1)	(244.8)	(219.5)
Accumulated other comprehensive loss	(42.6)	(46.8)	(42.0)

Total shareholders’ equity	499.8	506.1	479.3

Total liabilities and shareholders’ equity	$2,733.9	$2,618.9	$2,277.2

See notes to condensed, consolidated financial statements

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS
The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) and its subsidiaries (collectively, the “Company”) are engaged in the manufacture, marketing and sale of lawn and garden care products. The Company’s major customers include home improvement centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, commercial nurseries and greenhouses and specialty crop growers. The Company’s products are sold primarily in North America and the European Union. The Company also operates the Scotts LawnService® business, which provides lawn, tree and shrub fertilization, insect control and other related services in the United States of America (the “United States” or “U.S.”) and Smith & Hawken®, a leading brand in the outdoor living and gardening lifestyle category.
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
Scotts LawnService® promotes its service offerings primarily through direct mail campaigns. External costs associated with these campaigns, that qualify as direct response advertising costs, are deferred and recognized as advertising expense in proportion to revenues over a period not beyond the end of the subsequent calendar year. The costs deferred at June 28, 2008, June 30, 2007 and September 30, 2007 were $6.6 million, $8.1 million and $5.7 million, respectively.
STOCK-BASED COMPENSATION AWARDS
The fair value of awards is expensed ratably over the vesting period, generally three years. The Company uses a binomial model to determine the fair value of its option grants.
GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS
In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) goodwill and intangible assets determined to have indefinite lives are not subject to amortization. Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value and classified as “Impairment, restructuring and other charges” in the Condensed, Consolidated Statement of Operations.
During the third quarter of fiscal 2007, the Company changed the timing of its annual goodwill impairment testing from the last day of the fiscal first quarter to the first day of the fiscal fourth quarter. In addition, the Company also changed the date of its annual indefinite life intangible impairment testing to the first day of the fiscal fourth quarter. See Note 3 “Impairment, restructuring and other charges” for a discussion of the impairment analysis performed as of June 28, 2008.
INCOME TAXES
Income tax expense was calculated assuming an effective tax rate of 67.5% for fiscal 2008, versus 35.5% for fiscal 2007. The increase in the effective tax rate for fiscal 2008 was primarily due to the goodwill impairment charge which is not deductible for tax purposes. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the fiscal year. Factors affecting the estimated rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits, the existence of elements of income and expense that may not be taxable or deductible, as well as other items. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year.
NET INCOME PER COMMON SHARE
The following represents a reconciliation from basic net income per common share to diluted net income per common share. Basic net income per common share is computed based on the weighted-average number of common shares outstanding each period. Diluted net income per common share is computed based on the weighted-average number of common shares and dilutive potential common shares (stock options, restricted stock, performance shares and stock appreciation rights) outstanding each period. Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted net income per share because they are out-of-the-money. The number of out-of-the-money stock options excluded at June 28, 2008 was 2.6 million. The number of options excluded at June 30, 2007 was immaterial.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 28, 2008	JUNE 30, 2007	JUNE 28, 2008	JUNE 30, 2007
	(IN MILLIONS, EXCEPT PER SHARE DATA)
Determination of common shares:
Average common shares outstanding	64.6	63.6	64.4	65.6
Assumed conversion of dilutive potential common shares	0.7	1.8	1.1	1.9

Diluted average common shares outstanding	65.3	65.4	65.5	67.5

Basic net income per common share	$0.35	$2.04	$0.37	$2.34

Diluted net income per common share	$0.35	$1.98	$0.36	$2.28

See Note 4, “Recapitalization” for a discussion of the Company’s recapitalization transactions that were consummated in the second quarter of fiscal 2007.
RECENT ACCOUNTING PRONOUNCEMENTS
FIN 48 — Accounting For Uncertainty In Income Taxes — An Interpretation of FASB Statement No. 109
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
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
The Company, as required, adopted FIN 48 as of the beginning of its 2008 fiscal year, resulting in a $0.4 million decrease to retained earnings at October 1, 2007. See Note 11, “Income Taxes,” for additional information.
Statement of Financial Accounting Standards No. 157 — Fair Value Measurements
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company will be required to adopt SFAS 157 no later than October 1, 2008, the beginning of its 2009 fiscal year. The provisions of SFAS 157 should be applied prospectively to the beginning of the fiscal year in which SFAS 157 is initially applied, except with respect to certain financial instruments as defined by SFAS 157. The Company is in the process of evaluating the impact that the adoption of SFAS 157 will have on its financial statements.

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
Statement of Financial Accounting Standards No. 141(R) – Business Combinations
In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. The objective of SFAS 141(R) is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. SFAS 141(R) is effective for the Company’s financial statements for the fiscal year beginning October 1, 2009. The Company is in the process of evaluating the impact that the adoption of SFAS 141(R) will have on its financial statements.
Statement of Financial Accounting Standards No. 160 — Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also changes the way the consolidated financial statements are presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expands disclosures in the consolidated financial statements that clearly identify and distinguish between the parent’s ownership interest and the interest of the noncontrolling owners of a subsidiary. The provisions of SFAS 160 should be applied prospectively as of the beginning of the fiscal year in which SFAS 160 is adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. SFAS 160 is effective for the Company’s financial statements for the fiscal year beginning October 1, 2009. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS 160 will have on its financial statements.
Statement of Financial Accounting Standards No. 161 — Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133
In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities –an amendment of FASB Statement No. 133” (“SFAS 161”). The objective of SFAS 161 is to enhance the current disclosure framework in Statement 133 and improve the transparency of financial reporting for derivative instruments and hedging activities. SFAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company’s financial statements for the fiscal year beginning October 1, 2010. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS 161 will have on its financial statements.

2.  2008 REGISTRATION AND PRODUCT RECALL MATTERS
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
In April 2008, the Company, in cooperation with an investigation by the U.S. Environmental Protection Agency (“USEPA”), announced a recall of certain consumer lawn and garden products and a Scotts LawnService® (“SLS”) product. These products contain active ingredients that require USEPA registrations before they can be marketed to consumers or used by SLS. An investigation led by the USEPA, with the U.S. Department of Justice (the “USDOJ”), revealed that valid registrations for these products either had not been obtained or that the products were not properly labeled. To date, the evidence indicates that an employee of the Company, since terminated, apparently deliberately circumvented Company policies and USEPA regulations by failing to obtain valid registrations for the products and/or causing invalid product registration forms to be submitted to regulators. Since April, the Company has cooperated with the USEPA in conducting an internal investigation of its pesticide product registrations which has resulted in the identification of additional registration issues that have been disclosed to the USEPA. As previously disclosed, one of the issues identified by the Company resulted in the issuance by the USEPA of a stop sale order for the products in question, including Ortho® Home Defense Max® Perimeter & Indoor Insect Killer, a pest control product that is a significant component of the Ortho® portfolio of products. However, as also previously reported, shortly after issuing the stop sale order, the USEPA permitted the Company to continue to sell the Home Defense Max® products pursuant to USEPA instructions. In addition, as previously disclosed, the Company has agreed with the USEPA on a Compliance Review Plan for conducting an independent review of the Company’s pesticide product registration records. This independent review is currently under way and, given the extensive nature of the review, appears likely to result in the identification of additional product registration issues.
Currently, the Company expects costs related to the recalls and known registration issues to range from $55 to $60 million, exclusive of potential fines and/or penalties. No reserves have been established with respect to any potential civil or criminal fines or penalties at the state and/or federal level related to the product registration issues as the scope and magnitude of such amounts are not currently estimable. However, it is possible that such fines and/or penalties could be material and have an adverse effect on the Company’s financial condition and results of operations.
For the three and nine month periods ended June 28, 2008, the Company reversed sales associated with estimated returns of the recalled products, recorded an impairment estimate for affected inventory, and accrued other registration and recall-related costs. The following tables summarize the impact of the product registration and recall matters on the results of operations and accrued liabilities and inventory reserves:

	THREE MONTHS	NINE MONTHS
	ENDED	ENDED
	JUNE 28, 2008	JUNE 28, 2008
Net sales	$(5.2)	$(24.2)
Cost of sales	(0.8)	(12.8)
Cost of sales – product registrations/recalls	0.2	22.8

Gross Profit	(4.6)	(34.2)
SG&A – product registrations/recalls	5.6	6.8

Income from operations	(10.2)	(41.0)
Income tax benefit	(4.0)	(15.1)

Net income	$(6.2)	$(25.9)

			ADDITIONAL
			COSTS AND
	RESERVES AT	RESERVES	CHANGES IN	RESERVES AT
	MARCH 29, 2008	USED	ESTIMATES	JUNE 28, 2008
Sales returns – product recalls	$19.0	$(17.7)	$5.2	$6.5
Cost of sales returns – product recalls	(12.0)	9.4	(0.8)	(3.4)
Impairment of inventory	14.1	(7.4)	0.1	6.8
Other incremental costs of sales	8.5	(3.4)	0.1	5.2
Other general and administrative costs	1.2	(0.7)	5.6	6.1

Accrued liabilities and inventory reserves	$30.8	$(19.8)	$10.2	$21.2

The comprehensive investigation into the Company’s product registrations continues, and this investigation may result in future state or federal action with respect to additional product registration issues. Until such investigation is complete, the Company cannot fully quantify the extent of additional issues or their consequences. Scotts Miracle-Gro is committed to providing its customers and consumers with products of superior quality and value to enhance their lawns, gardens and overall outdoor living environments. The Company believes consumers have come to trust our brands based on the superior quality and value they deliver, and that trust is highly valued. The Company is also committed to conducting business with the highest degree of ethical standards and in adherence to the law. The Company is disappointed in these recent occurrences and is working diligently to address the issues, including, as described above, retaining independent firms to conduct examinations of existing product registrations and to recommend enhancements to the Company’s product registration compliance and control processes. However, these events may nevertheless have a negative impact on future demand for the Company’s products.
3. IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES
In accordance with SFAS 142, goodwill and indefinite-lived intangible assets are not subject to amortization. Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate impairment may have occurred. The Company assesses goodwill for impairment by comparing the carrying value of its reporting units to their respective fair values and reviewing the Company’s market value of invested capital. The Company’s reporting units are at or are one level below its reportable segments. Management engages an independent valuation firm to assist in its impairment assessment reviews. The Company determines the fair value of its reporting units primarily utilizing discounted cash flows and incorporates assumptions it believes marketplace participants would utilize. The Company also uses comparative market multiples and other factors to corroborate the discounted cash flow results used. The value of all indefinite-lived tradenames was determined using a royalty savings methodology similar to that employed when the associated businesses were acquired but using updated estimates of sales, cash flow and profitability.
As discussed in Note 1, during the third quarter of fiscal 2007, the Company changed the timing of its annual goodwill impairment testing from the last day of the fiscal first quarter to the first day of the fiscal fourth quarter. As such, annual impairment testing for fiscal 2007 was performed as of December 30, 2006 and again as of July 1, 2007.
In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company also evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred. This analysis is performed by comparing the carrying values of these assets to their expected future undiscounted cash flows. If such analysis indicates that the carrying value of the respective asset is not recoverable, the carrying value of asset is reduced to its fair value.
FISCAL 2008
As a result of a significant decline in the market value of the Company’s common stock during the latter half of the third fiscal quarter ended June 28, 2008, the Company’s market value of invested capital was approximately 60% of the similar impairment metric used in our fourth quarter fiscal 2007 annual impairment testing. Management determined this was an indicator of possible goodwill impairment and, therefore, interim impairment testing was performed as of June 28, 2008.
The Company’s third quarter fiscal 2008 interim impairment review resulted in a non-cash charge of $123.3 million, $101.9 million net of taxes, to reflect the decline in the fair value of certain goodwill and other assets as evidenced by the recent decline in the Company’s common stock. Of this impairment charge, $80.8 million was for goodwill, $23.2 million related to indefinite-lived tradenames, $18.3 million was for SFAS 144 long-lived assets and $1.0 million related to inventory. On a reportable segment basis, $71.8 million of the impairment was in Global Consumer, $31.4 million of the charge was in Global Professional, with the remaining $20.1 million of impairment in Corporate & Other. The goodwill portion of this impairment charge is an estimate, as management is in the process of performing the required SFAS 142 Step 2 goodwill impairment evaluation for the associated reporting units as of the date of this report. The Company anticipates finalizing this SFAS 142 Step 2 goodwill impairment evaluation in the fourth quarter of fiscal 2008 and, if necessary, will update the goodwill impairment charge during that reporting period.
The Company recorded no restructuring and other charges in the three and nine month periods ended June 28, 2008.

FISCAL 2007
The Company recorded no goodwill or indefinite-lived intangible asset impairment charges or restructuring and other charges in the three and nine month periods ended June 30, 2007.
The following table summarizes the Company’s reserves and reserve activity for accrued restructuring and other charges, which are included in “Other current liabilities” in the Condensed, Consolidated Balance Sheets:

	NINE MONTHS ENDED
	JUNE 28, 2008	JUNE 30, 2007
	(IN MILLIONS)
Amounts reserved for restructuring and other charges at beginning of fiscal year	$2.5	$6.4
Payments and other	(0.9)	(4.6)

Amounts reserved for restructuring and other charges at end of period	$1.6	$1.8

4.  RECAPITALIZATION
On December 12, 2006, Scotts Miracle-Gro announced a recapitalization plan to return $750 million to its shareholders. This plan expanded and accelerated the previously announced five-year $500 million share repurchase program (which was canceled) under which Scotts Miracle-Gro repurchased 2.0 million of its common shares for $87.9 million during fiscal 2006. Pursuant to the recapitalization plan, on February 14, 2007, Scotts Miracle-Gro completed a modified “Dutch auction” tender offer, resulting in the repurchase of 4.5 million of its common shares for an aggregate purchase price of $245.5 million ($54.50 per share). On February 16, 2007, the Board of Directors of Scotts Miracle-Gro declared a special one-time cash dividend of $8.00 per share ($508 million in the aggregate), which was paid on March 5, 2007, to shareholders of record on February 26, 2007.
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
The Company’s interest expense will be significantly higher subsequent to the recapitalization as a result of the borrowings incurred to fund the cash returned to shareholders. The following pro forma financial information has been compiled as if the Company had completed the recapitalization transactions as of October 1, 2006 for fiscal 2007. Borrowing rates in effect as of March 30, 2007 were used to compute pro forma interest expense. As the recapitalization involved a share repurchase, pro forma diluted common shares are also provided. No pro forma adjustments are necessary for the three and nine month periods ended June 28, 2008 and the three month period ended June 30, 2007 as the recapitalization transactions were consummated prior to the start of those periods.

PRO FORMA
FINANCIAL
INFORMATION
NINE MONTHS ENDED
JUNE 30, 2007
(IN MILLIONS EXCEPT
PER SHARE DATA)
Income before income taxes, as reported	$238.4
Add back reported interest expense	52.3
Add back costs related to refinancing	18.3
Deduct pro forma interest expense	(75.9)

Pro forma income before income taxes	233.1
Pro forma income taxes	82.8

Pro forma net income	$150.3

Pro forma basic net income per common share	$2.38

Pro forma diluted net income per common share	$2.31

Reported interest expense	$52.3
Incremental interest on recapitalization borrowings	21.8
Credit facilities interest rate differential	1.5
Incremental amortization of credit facilities fees	0.3

Pro forma interest expense	$75.9

Pro forma effective tax rate	35.5%

PRO FORMA SHARES
NINE MONTHS ENDED
JUNE 30, 2007
(IN MILLIONS)
Weighted-average common shares outstanding during the period	65.6
Incremental full period impact of repurchased common shares	(2.4)

Pro forma basic common shares	63.2

Weighted-average common shares outstanding during the period plus dilutive potential common shares	67.5
Incremental full period impact of repurchased common shares	(2.4)
Impact on dilutive potential common shares	0.1

Pro forma diluted common shares	65.2

5. DETAIL OF INVENTORIES, NET
Inventories, net of provisions for slow moving and obsolete inventory of $28.3 million, $15.8 million, and $15.6 million, as of June 28, 2008, June 30, 2007 and September 30, 2007, respectively, consisted of:

	JUNE 28,	JUNE 30,	SEPTEMBER 30,
	2008	2007	2007
	(IN MILLIONS)
Finished goods	$316.1	$303.6	$289.9
Work-in-process	29.5	24.8	28.3
Raw materials	129.3	104.0	87.7

	$474.9	$432.4	$405.9

6. MARKETING AGREEMENT
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
Under the terms of the Marketing Agreement, the Company performs certain functions, primarily manufacturing conversion, selling and marketing support, on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred for these activities are charged to and reimbursed by Monsanto, for which the Company recognizes no gross profit or net income. The Company records costs incurred under the Marketing Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in “Cost of sales” and the reimbursement of these costs in “Net sales,” with no effect on gross profit or net income. The related net sales and cost of sales were $15.7 million and $12.0 million for the three-month periods and $45.8 million and $32.1 million for the nine-month periods ended June 28, 2008 and June 30, 2007, respectively.
The elements of the net commission earned under the Marketing Agreement and included in “Net sales” are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 28, 2008	JUNE 30, 2007	JUNE 28, 2008	JUNE 30, 2007
	(IN MILLIONS)		(IN MILLIONS)
Gross commission	$33.6	$29.0	$50.7	$50.4
Contribution expenses	(5.0)	(5.0)	(15.0)	(15.0)
Amortization of marketing fee	(0.2)	(0.2)	(0.6)	(0.6)

Net commission income	28.4	23.8	35.1	34.8
Reimbursements associated with Marketing Agreement	15.7	12.0	45.8	32.1

Total net sales associated with Marketing Agreement	$44.1	$35.8	$80.9	$66.9

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
The Marketing Agreement provides Monsanto with the right to terminate the Marketing Agreement for an event of default (as defined in the Marketing Agreement) by the Company or a change in control of Monsanto or the sale of the consumer Roundup® business. The Marketing Agreement provides the Company with the right to terminate the Marketing Agreement in certain circumstances including an event of default by Monsanto or the sale of the consumer Roundup® business. Unless Monsanto terminates the Marketing Agreement for an event of default by the Company, Monsanto is required to pay a termination fee to the Company that varies by program year. If Monsanto terminates the Marketing Agreement upon a change of control of Monsanto or the sale of the consumer Roundup® business prior to September 30, 2008, the Company will be entitled to a termination fee of $100 million. If the Company terminates the Marketing Agreement upon an uncured material breach, material fraud or material willful misconduct by Monsanto, it is entitled to receive a termination fee of $100 million if the termination occurs prior to September 30, 2008. For periods subsequent to September 30, 2008, the termination fee is calculated as a percentage of the value of the RoundUp® business exceeding a certain threshold, but in no event less than $16 million. If Monsanto were to terminate the Marketing Agreement for cause, the Company would not be entitled to any termination fee, and it would lose all, or a significant portion, of the significant source of earnings and overhead expense absorption the Marketing Agreement provides. Monsanto may also be able to terminate the Marketing Agreement within a given region, including North America, without paying a termination fee if unit volume sales to consumers in that region decline: (1) over a cumulative three-fiscal-year period; or (2) by more than 5% for each of two consecutive years.

7. DEBT
The components of long-term debt as of June 28, 2008, June 30, 2007, and September 30, 2007 are as follows:

	JUNE 28,	JUNE 30,	SEPTEMBER 30,
	2008	2007	2007
	(IN MILLIONS)
Credit Facilities:
Revolving loans	$483.4	$455.2	$469.2
Term loans	554.4	560.0	558.6
Master Accounts Receivable Purchase Agreement	260.2	222.6	64.4
Notes due to sellers	13.5	15.2	15.1
Foreign bank borrowings and term loans	0.2	5.9	—
Other	8.7	8.4	10.5

	1,320.4	1,267.3	1,117.8
Less current portions	292.1	237.2	86.4

	$1,028.3	$1,030.1	$1,031.4

In connection with the recapitalization transactions discussed in Note 4, “Recapitalization,” Scotts Miracle-Gro and certain of its subsidiaries entered into the following loan facilities totaling up to $2.15 billion in the aggregate: (a) a senior secured five-year term loan in the principal amount of $560 million and (b) a senior secured five-year revolving loan facility in the aggregate principal amount of up to $1.59 billion. Under the terms of the loan facilities, the Company may request an additional $200 million in revolving credit and/or term credit commitments, subject to approval from the lenders. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds sterling, Australian dollars and Canadian dollars. The $2.15 billion senior secured credit facilities replaced the Company’s former $1.05 billion senior credit facility. The Company also retired all of the 6 5/8% senior subordinated notes under the terms of a tender offer, at an aggregate cost of $209.6 million including an early redemption premium. Amortization payments on the term loan portion of the credit facilities began on September 30, 2007 and will continue quarterly through 2012. As of June 28, 2008, the cumulative total amortization payments on the term loan were $5.6 million, reducing the balance of the Company’s term loans and effectively reducing the size of the credit facilities.
As of June 28, 2008, there was $1,081.6 million of availability under the revolving loan facility. Under the revolving loan facility, the Company has the ability to issue letter of credit commitments up to $65.0 million. At June 28, 2008, the Company had letters of credit in the amount of $25.0 million outstanding.
At June 28, 2008, the Company had outstanding interest rate swaps with major financial institutions that effectively converted a portion of variable-rate debt denominated in the Euro, British pound and U.S. dollar to a fixed rate. The swap agreements have a total U.S. dollar equivalent notional amount of $724.9 million at June 28, 2008. The term, expiration date and rates of these swaps are as follows:

	NOTIONAL
	AMOUNT IN
	USD		EXPIRATION	FIXED
CURRENCY	(IN MILLIONS)	TERM	DATE	RATE
British pound	$57.4	3 years	11/17/2008	4.76%
Euro	67.5	3 years	11/17/2008	2.98%
U.S. dollar	200.0	2 years	3/31/2009	4.90%
U.S. dollar	200.0	3 years	3/31/2010	4.87%
U.S. dollar	200.0	5 years	2/14/2012	5.20%
Master Accounts Receivable Purchase Agreement
On April 11, 2007, the Company entered into a one-year Master Accounts Receivable Purchase Agreement (the “Original MARP Agreement”). On April 9, 2008, the Company terminated the Original MARP Agreement and entered into a new Master Accounts Receivable Purchase Agreement (the “New MARP Agreement”) with a termination date of April 8, 2009, or such later date as may be extended by mutual agreement of the Company and its lenders. The terms of the New MARP Agreement are substantially the same as the Original MARP Agreement. The New MARP Agreement provides for the discounted sale, on a revolving basis, of accounts receivable generated by specified account debtors, with seasonally adjusted monthly aggregate limits ranging from $10 million to $300 million. The New MARP Agreement also provides for specified account debtor sublimit amounts, which provide limits on the amount of receivables owed by individual account debtors that can be sold to the banks.

The caption “Accounts receivable pledged” on the accompanying Condensed, Consolidated Balance Sheets in the amounts of $361.2 million, 307.8 million and $149.5 million as of June 28, 2008, June 30, 2007 and September 30, 2007, respectively, represents the pool of receivables that have been designated as “sold” and serve as collateral for short-term debt in the amount of $260.2 million, $222.6 million and $64.4 million, as of those dates, respectively.
The Company was in compliance with the terms of all borrowing agreements at June 28, 2008.
8. COMPREHENSIVE INCOME
The components of other comprehensive income and total comprehensive income for the three and nine month periods ended June 28, 2008 and June 30, 2007, are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 28,	JUNE 30,	JUNE 28,	JUNE 30,
	2008	2007	2008	2007
	(IN MILLIONS)		(IN MILLIONS)
Net income	$22.6	$129.7	$23.8	$153.7
Other comprehensive income:
Change in valuation of derivative instruments	11.3	3.9	(6.1)	3.9
Foreign currency translation adjustments	1.3	0.1	5.5	0.9

Comprehensive income	$35.2	$133.7	$23.2	$158.5

9. RETIREMENT AND RETIREE MEDICAL PLANS COST INFORMATION
The following summarizes the net periodic benefit cost for the various retirement and retiree medical plans sponsored by the Company:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 28,	JUNE 30,	JUNE 28,	JUNE 30,
	2008	2007	2008	2007
	(IN MILLIONS)		(IN MILLIONS)
Frozen defined benefit plans	$0.1	$0.4	$0.4	$1.3
International benefit plans	1.3	1.7	3.8	5.5
Retiree medical plan	0.6	0.5	1.8	1.8
10. STOCK-BASED COMPENSATION AWARDS
The following is a recap of the share-based awards granted over the periods indicated:

	NINE MONTHS ENDED
	JUNE 28, 2008	JUNE 30, 2007
Key employees
Options	889,700	821,200
Options and SARs due to recapitalization	—	872,147
Performance shares	40,000	—
Restricted stock	154,900	193,550
Board of Directors
Deferred stock units, Options	30,134	127,000
Options due to recapitalization	—	202,649

Total share-based awards	1,114,734	2,216,546

Aggregate fair value at grant dates (in millions)	$18.7	$22.3
Total share-based compensation and the tax benefit recognized in compensation expense were as follows for the periods indicated (in millions):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 28, 2008	JUNE 30, 2007	JUNE 28, 2008	JUNE 30, 2007
Share-based compensation	$2.0	$3.6	$9.2	$13.6
Tax benefit recognized	0.8	1.3	3.5	4.8

11. INCOME TAXES
The Company adopted FIN 48 as of October 1, 2007, the beginning of its 2008 fiscal year. After adoption, the Company continues to classify interest and penalties on tax uncertainties as a component of the provision for income taxes. As of the date of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only timing benefits, was $10.0 million (compared to $9.6 million as of September 30, 2007, prior to adoption). Of the $10.0 million accrued at the date of adoption, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $9.5 million, which included accrued interest and penalties of $1.4 million and $0.8 million, respectively. As a result of adoption, the Company recognized a $0.4 million decrease to retained earnings at October 1, 2007.
As of June 28, 2008, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only timing benefits, was $9.1 million. The amount of these unrecognized tax benefits that, if recognized, would impact the effective tax rate was $8.3 million, including accrued interest and penalties of $1.5 million and $0.7 million, respectively. The reduction in unrecognized tax benefits from the date of adoption was mainly due to closing of certain statutes of limitations and a tax settlement with the State of New Jersey that was finalized in the fiscal quarter ended June 28, 2008.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to examinations by these tax authorities for fiscal year 2004 and prior. The Company is under examination by certain foreign and U.S. state and local tax authorities. In addition, certain other tax deficiency issues and refund claims for previous years remain unresolved. The foreign audits cover income tax returns from fiscal years 2005 through 2007. There are U.S. state and local audits covering tax years 2002 through 2006 in process. The Canada Revenue Agency completed an examination of income tax returns for fiscal years 2002 and 2003 during the quarter resulting in no material modifications or adjustments to unrecognized tax benefits.
The Company anticipates that few of the open audits will be resolved during fiscal 2008. However, the Company does believe that some individual audits or issues may be agreed to within the next 12 months. The Company is unable to make a reasonably reliable estimate of when the cash settlements with taxing authorities may occur. Although audit outcomes and the timing of audit payments are subject to significant uncertainty, the Company does not anticipate that the resolution of these matters will result in a material change to its consolidated financial condition or results of operations.
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
Product Registrations
On April 10, 2008, the Company learned of a criminal investigation into certain of its product registrations which is being led by the U.S. Environmental Protection Agency (“USEPA”) and the U.S. Department of Justice (“USDOJ”), with assistance from the Ohio Department of Agriculture. To date, the evidence indicates that one of the Company’s employees, since terminated, apparently deliberately circumvented Company policies and USEPA regulations by failing to obtain valid registrations for products and/or causing invalid product registration forms to be submitted to regulators. The sale of products which lack valid registrations is a violation of federal and state law. The Company has engaged outside firms to conduct a forensic investigation into its existing product registrations and to review its product registration compliance processes and procedures. The Company’s investigation has resulted in the identification of additional registration issues that have been disclosed to the USEPA (see Note 2, “2008 Registration And Product Recall Matters”). In addition, as previously disclosed, the Company has agreed with the USEPA on a Compliance Review Plan for conducting an independent review of the Company’s pesticide product registration records. This independent review is currently under way and, given the extensive nature of the review, appears likely to result in the identification of additional product registration issues. Currently, the Company expects costs related to the recalls and known registration issues to range from $55 to $60 million, exclusive of potential fines and/or penalties.

While disappointed that the actions of one employee could cause unregistered or not properly labeled products to be marketed and sold, the Company takes full responsibility for ensuring that each of its products meets all federal and state regulations, and is safe for consumer use. The ongoing comprehensive investigation into all of the Company’s product registrations may result in future state or federal action with respect to additional product registration issues. Until such investigation is complete, the Company cannot fully quantify the extent of additional issues. Furthermore, the Company may be subject to civil or criminal fines or penalties at the state and/or federal level as a result of these product registration issues. At this time, management cannot reasonably determine the scope or magnitude of possible liabilities that could result from known or potential additional product registration issues, and no reserves for these claims have been established as of June 28, 2008. However, it is possible that such fines and/or penalties could be material and have an adverse effect on the Company’s financial condition and results of operations.
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
At June 28, 2008, $3.5 million was accrued for environmental matters. The amounts accrued are believed to be adequate to cover known environmental exposures based on current facts and estimates of likely outcomes. However, if facts and circumstances change significantly they could result in a material adverse effect on the Company’s results of operations, financial position or cash flows.
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
13. ACQUISITIONS
There were no acquisitions in the first nine months of fiscal 2008. In the first nine months of fiscal 2007, the Company continued to invest in the growth of the Scotts LawnService® business, investing $8.3 million in acquisitions, comprised of $6.5 million paid in cash and $1.8 million of notes issued and liabilities assumed.
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

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	JUNE 28,	JUNE 30,	JUNE 28,	JUNE 30,
	2008	2007	2008	2007
	(IN MILLIONS)		(IN MILLIONS)
Net sales:
Global Consumer	$935.3	$875.4	$1,922.7	$1,872.3
Global Professional	98.7	75.0	260.6	208.5
Scotts LawnService®	87.4	84.6	158.1	144.1
Corporate & Other	54.9	63.6	121.0	138.6

Segment total	1,176.3	1,098.6	2,462.4	2,363.5
Roundup® amortization	(0.2)	(0.2)	(0.6)	(0.6)
Product registrations/recalls	(5.2)	—	(24.2)	—

Consolidated	$1,170.9	$1,098.4	$2,437.6	$2,362.9

Operating income (loss):
Global Consumer	$207.9	$211.0	$349.1	$375.6
Global Professional	11.9	10.6	34.6	29.6
Scotts LawnService®	20.6	21.5	(9.4)	(11.6)
Corporate & Other	(9.0)	(11.6)	(59.5)	(72.5)

Segment total	231.4	231.5	314.8	321.1
Roundup® amortization	(0.2)	(0.2)	(0.6)	(0.6)
Other amortization	(4.3)	(4.2)	(12.1)	(11.5)
Product registrations/recalls	(10.2)	—	(41.0)	—
Impairment of assets	(123.3)	—	(123.3)	—

Consolidated	$93.4	$227.1	$137.8	$309.0

	JUNE 28,	JUNE 30,	SEPTEMBER 30,
	2008	2007	2007
	(IN MILLIONS)
Total assets:
Global Consumer	$2,038.8	$1,902.2	$1,551.9
Global Professional	302.7	285.6	308.0
Scotts LawnService®	188.4	175.4	189.2
Corporate & Other	204.0	255.7	228.1

Consolidated	$2,733.9	$2,618.9	$2,277.2

Segment operating income or loss represents earnings before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. Accordingly, the Corporate & Other operating loss for the three and nine month periods ended June 28, 2008 and June 30, 2007 includes unallocated corporate general and administrative expenses, and certain other income/expense items not allocated to the business segments.
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
Given the Company’s historical performance and consistent cash flows, our Board of Directors has undertaken a number of actions over the past several years to return cash to our shareholders. We began paying a quarterly cash dividend of 12.5 cents per share in the fourth quarter of fiscal 2005. In fiscal 2006, our Board launched a five-year $500 million share repurchase program pursuant to which we repurchased 2.0 million common shares for $87.9 million during fiscal 2006. Most recently, in December 2006, the Company announced a recapitalization plan to return $750 million to the Company’s shareholders. This plan expanded and accelerated the previously announced five-year $500 million share repurchase program (which was canceled). Pursuant to the recapitalization plan, in February 2007, the Company repurchased 4.5 million of the Company’s common shares for an aggregate purchase price of $245.5 million ($54.50 per share) and paid a special one-time cash dividend of $8.00 per share ($508 million in the aggregate) in early March 2007.
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
2008 PRODUCT REGISTRATION AND RECALL MATTERS
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
In April 2008, the Company, in cooperation with an investigation by the U.S. Environmental Protection Agency (“USEPA”), announced a recall of certain consumer lawn and garden products and one Scotts LawnService® (“SLS”) product. These products contain active ingredients that require USEPA registrations before they can be marketed to consumers or used by SLS. On April 10, 2008, the Company learned of a criminal investigation into certain of its product registrations which is being led by the USEPA and the U.S. Department of Justice (“USDOJ”), with assistance from the Ohio Department of Agriculture. Since April, the Company has cooperated with the USEPA in conducting an internal investigation of its pesticide product registrations which has resulted in the identification of additional registration issues that have been disclosed to the USEPA. As previously disclosed, one of the issues identified by the Company resulted in the issuance by the USEPA of a stop sale order for the products in question, including Ortho® Home Defense Max® Perimeter & Indoor Insect Killer, a pest control product that is a significant component of the Ortho® portfolio of products. However, as also previously reported, shortly after issuing the stop sale order, the USEPA permitted the Company to continue to sell the Home Defense Max® products pursuant to USEPA instructions. In addition, as previously disclosed, the Company has agreed with the USEPA on a Compliance Review Plan for conducting an independent review of the Company’s pesticide product registration records. This independent review is currently under way and, given the extensive nature of the review, appears likely to result in the identification of additional product registration issues.
While disappointed that the actions of one employee could cause unregistered or not properly labeled products to be marketed and sold, the Company takes full responsibility for ensuring that each of its products meets all federal and state regulations, and is safe for consumer use. The ongoing comprehensive investigation into all of the Company’s product registrations may result in future state or federal action with respect to additional product registration issues. Until such investigation is complete, the Company cannot fully quantify the extent of additional issues. Furthermore, the Company may be subject to civil or criminal fines or penalties at the state and/or federal level as a result of the product registration issues. At this time, management cannot reasonably determine the scope or magnitude of possible liabilities that could result from known or potential additional product registration issues, and no reserves for these claims have been established as of June 28, 2008. However, it is possible that such fines and/or penalties could be material and have an adverse effect on the Company’s financial condition and results of operations.
As a result of these registration and recall matters, the Company has reversed sales associated with estimated returns of these products, recorded an impairment estimate for affected inventory, and recorded other registration and recall-related costs. The cumulative impact of these adjustments reduced income from operations by $10.2 million and $41.0 million for the three and nine months ended June 28, 2008. Currently, the Company expects costs related to the recalls and known registration issues to range from $55 to $60 million, exclusive of potential fines and/or penalties.
Scotts Miracle-Gro is committed to providing its customers and consumers with products of superior quality and value to enhance their lawns, gardens and overall outdoor living environments. We believe consumers have come to trust our brands based on the superior quality and value they deliver, and that trust is highly valued. We are also committed to conducting business with the highest degree of ethical standards and in adherence to the law. We are disappointed in these recent occurrences and are working diligently to address the issues, including, as described above, retaining independent firms to conduct examinations of existing product registrations and to recommend enhancements to the Company’s product registration compliance and control processes. However, these events may nevertheless have a negative impact on future demand for the Company’s products.
RESULTS OF OPERATIONS
The following table sets forth the components of income and expense as a percentage of net sales for the three and nine-month periods ended June 28, 2008 and June 30, 2007:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 28,	JUNE 30,	JUNE 28,	JUNE 30,
	2008	2007	2008	2007
	(UNAUDITED)		(UNAUDITED)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.8	61.5	65.5	64.2
Cost of sales — product registrations/recalls	—	—	0.9	—

Gross profit	36.2	38.5	33.6	35.8
Operating expenses:
Selling, general and administrative	17.7	18.1	23.0	23.0
SG&A — product registrations/recalls	0.5	—	0.3	—
Impairment, restructuring & other charges	10.5	—	5.0	—
Other income, net	(0.5)	(0.3)	(0.4)	(0.3)

Income from operations	8.0	20.7	5.7	13.1
Costs related to refinancing	—	—	—	0.8
Interest expense	1.9	2.4	2.7	2.2

Income before income taxes	6.1	18.3	3.0	10.1
Income taxes	4.2	6.5	2.0	3.6

Net income	1.9%	11.8%	1.0%	6.5%

Net sales for the third quarter and first nine months of fiscal 2008 grew 6.6% and 3.2%, respectively, versus the comparable periods of fiscal 2007. Foreign exchange rates favorably impacted sales growth rates for the third quarter and first nine months by 200 basis points and 240 basis points, respectively. Excluding the impact of foreign exchange rates and product registration and recall matters, sales for the third quarter and first nine months increased 5.1% and 1.8%, respectively. In our Global Consumer segment, third quarter net sales increased 5.2%, excluding the impact of foreign exchange rates and product registration and recall matters, driven by pricing and the recovery of sales in April following the slow start to the lawn and garden season driven by challenging weather conditions in March. Excluding the impact of foreign exchange rates and product registration and recall matters, year-to-date sales in our Global Consumer segment increased 0.7% driven by pricing offset by volume declines driven by current macroeconomic conditions. Excluding foreign exchange rates, Global Professional sales increased 22.3% and 16.4% for the third quarter and first nine months, respectively, driven largely by strong demand for its proprietary technology and pricing actions taken periodically throughout the year. Scotts LawnService® sales increased 3.2% for the quarter, driven by acquisitions growth and pricing, which offset lower volume driven by higher cancellation rates resulting from macroeconomic pressure. Year-to-date, Scotts LawnService® sales increased 9.4% driven by acquisition growth, pricing, and the shifting of late season lawn treatments to the first quarter of fiscal 2008. Corporate and other sales, primarily Smith & Hawken®, decreased 13.6% and 12.7% for the third quarter and first nine months, respectively, driven by decreases across all channels of its business.
As a percentage of net sales, gross profit was 36.2% of net sales in the third quarter of fiscal 2008 compared to 38.5% in the third quarter of fiscal 2007. For the first nine months of fiscal 2008, our gross profit percentage declined to 33.6% from 35.8% in the comparable period of fiscal 2007. Most of the fiscal 2008 margin decrease was driven by increased commodity costs. Additionally, product registration and recall matters unfavorably impacted gross profit rates for the third quarter and first nine months by 20 basis points and 100 basis points, respectively.
Selling, General and Administrative (“SG&A”):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 28,	JUNE 30,	JUNE 28,	JUNE 30,
	2008	2007	2008	2007
	(IN MILLIONS)		(IN MILLIONS)
	(UNAUDITED)		(UNAUDITED)
Advertising	$59.3	$61.7	$123.8	$125.4
Other selling, general and administrative	143.3	133.3	423.7	407.5
Amortization of intangibles	4.3	4.2	12.1	11.5

	$206.9	$199.2	$559.6	$544.4

SG&A expenses increased 3.9% in the third quarter and 2.8% for the first nine months of fiscal 2008. Excluding foreign exchange rates, impairment and product registration and recall costs, SG&A expenses for the third quarter increased 1.5% and for the first nine months of fiscal 2008 increased 0.5% as the Company has maintained strong controls on spending. Advertising expense has decreased by 3.9% and 1.3% for the third quarter and first nine months, respectively. The Company has increased its investments in sales force, R&D, and marketing costs on a quarter and year-to-date basis. On a full year basis, we expect SG&A to be up 4 to 5 percent.
The Company has recorded $10.2 million of product registration and recall related costs during the third quarter of fiscal 2008, comprised of $4.6 million of gross profit and $5.6 million of SG&A. For the first nine months of fiscal 2008, the Company has recorded $41.0 million of product registration and recall related costs, comprised of $34.2 million of gross profit and $6.8 million of SG&A.
As a result of a significant decline in the market value of the Company’s common stock during the latter half of the third fiscal quarter ended June 28, 2008, the Company’s market value of invested capital was approximately 60% of the similar impairment metric used in our fourth quarter fiscal 2007 annual impairment testing. Management determined this was an indicator of possible goodwill impairment and, therefore, interim impairment testing was performed as of June 28, 2008.
The Company’s third quarter fiscal 2008 interim impairment review resulted in a non-cash charge of $123.3 million, $101.9 million net of taxes, to reflect the decline in the fair value of certain goodwill and other assets as evidenced by the recent decline in the Company’s common stock. Of this impairment charge, $80.8 million was for goodwill, $23.2 million related to indefinite-lived tradenames, $18.3 million was for SFAS 144 long-lived assets and $1.0 million related to inventory. On a reportable segment basis, $71.8 million of the impairment was in Global Consumer, $31.4 million of the charge was in Global Professional, with the remaining $20.1 million of impairment in Corporate & Other. The goodwill portion of this impairment charge is an estimate, as management is in the process of performing the required SFAS 142 Step 2 goodwill impairment evaluation for the associated reporting units as of the date of this report. The Company anticipates finalizing this SFAS 142 Step 2 goodwill impairment evaluation in the fourth quarter of fiscal 2008 and, if necessary, will update the goodwill impairment charge during that reporting period.
Interest expense for the third quarter decreased by 15.6%, from $26.2 million in fiscal 2007 to $22.1 million in fiscal 2008. Average borrowings decreased $27.2 million during the third quarter of fiscal 2008 as compared to the same period of the prior year. Additionally, weighted average interest rates decreased by 91 basis points. Interest expense for the first nine months of fiscal 2008 increased by 23.5%, from $52.3 million in fiscal 2007 to $64.6 million in fiscal 2008. The increase in interest expense for the year-to-date period is primarily attributable to an increase in borrowings in the first nine months of fiscal 2008 resulting from the recapitalization transactions that were consummated during the second quarter of fiscal 2007. We also recorded $18.3 million in costs related to the refinancing undertaken to facilitate the recapitalization transactions in fiscal 2007.
Income tax expense was calculated assuming an effective tax rate of 67.5% for fiscal 2008, versus 35.5% for fiscal 2007. The increase in the effective tax rate for fiscal 2008 was primarily due to the goodwill impairment charge which is not deductible for tax purposes. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the fiscal year. Factors affecting the estimated rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits, the existence of elements of income and expense that may not be taxable or deductible, as well as other items. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year.
Diluted weighted-average common shares used in the diluted net income per common share calculation decreased from 65.4 million for the third quarter and 67.5 million for the nine months ended June 30, 2007 to 65.3 million for the third quarter and 65.5 million for the nine months ended June 28, 2008. The decreases for the third quarter and nine months are attributable to the 4.5 million common shares repurchased as part of the recapitalization consummated during the second quarter of fiscal 2007, weighted for the period outstanding and offset by common shares issued upon the exercise of share-based awards and the vesting of restricted stock. Diluted weighted-average common shares included 0.7 million and 1.1 million equivalent shares for the third quarter and year-to-date periods in fiscal 2008 to reflect the effect of the assumed conversion of dilutive stock options and restricted stock awards. Equivalent common shares used in fiscal 2007 were 1.8 million for the third quarter and 1.9 million for the year-to-date period. The decrease in diluted average common shares in fiscal 2008 was the result of the lower average market rate for our stock driving more outstanding stock options out-of-the-money.

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
The Corporate & Other segment consists of the Smith & Hawken® business and corporate general and administrative expenses.
The following table sets forth net sales by segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 28,	JUNE 30,	JUNE 28,	JUNE 30,
	2008	2007	2008	2007
	(IN MILLIONS)		(IN MILLIONS)
	(UNAUDITED)		(UNAUDITED)
Global Consumer	$935.3	$875.4	$1,922.7	$1,872.3
Global Professional	98.7	75.0	260.6	208.5
Scotts LawnService®	87.4	84.6	158.1	144.1
Corporate & Other	54.9	63.6	121.0	138.6

Segment total	1,176.3	1,098.6	2,462.4	2,363.5
Roundup® amortization	(0.2)	(0.2)	(0.6)	(0.6)
Product registrations/recalls	(5.2)	—	(24.2)	—

Consolidated	$1,170.9	$1,098.4	$2,437.6	$2,362.9

The following table sets forth operating income (loss) by segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 28,	JUNE 30,	JUNE 28,	JUNE 30,
	2008	2007	2008	2007
	(IN MILLIONS)		(IN MILLIONS)
	(UNAUDITED)		(UNAUDITED)
Global Consumer	$207.9	$211.0	$349.1	$375.6
Global Professional	11.9	10.6	34.6	29.6
Scotts LawnService®	20.6	21.5	(9.4)	(11.6)
Corporate & Other	(9.0)	(11.6)	(59.5)	(72.5)

Segment total	231.4	231.5	314.8	321.1
Roundup® amortization	(0.2)	(0.2)	(0.6)	(0.6)
Other amortization	(4.3)	(4.2)	(12.1)	(11.5)
Product registrations/recalls	(10.2)	—	(41.0)	—
Impairment of assets	(123.3)	—	(123.3)	—

Consolidated	$93.4	$227.1	$137.8	$309.0

Global Consumer
Excluding the impact of product registration and recall matters, Global Consumer segment net sales were $935.3 million in the third quarter and $1.92 billion for the first nine months of fiscal 2008, an increase of 6.8% and 2.7% from the third quarter and first nine months of fiscal 2007, respectively. The impact of pricing increased sales by 3.6% for the third quarter and 4.0% for the first nine months of fiscal 2008, while the impact of foreign exchange rate changes increased sales by 1.7% and 2.0% for the third quarter and first nine months, respectively. Excluding the impact of price increases and foreign exchange movements, net sales increased by 1.5% from the third quarter of fiscal 2007 and decreased 3.3% from the first nine months of fiscal 2007. Within Global Consumer, North America consumer sales, excluding the impact of foreign exchange rate changes and product registration and recall matters, increased 6.0% and 0.7% for the third quarter and first nine months, respectively, compared to the respective increases in North American point-of-sale purchases of 7.9% and 1.6% for the third quarter and first nine months. Point-of-sale purchases of our gardening products, comprised of growing media and plant foods, increased by 4.3% and 1.2% for the third quarter and first nine months as consumer purchases of our premium, value-added growing media products increased. Lawns product consumer purchases, made up of fertilizers, grass seed, and durables, increased by 16.7% in the third quarter largely driven by favorable weather in April and June. Year-to-date, lawns product consumer purchases have increased 2.0% as consumers have migrated to lower price point products. Ortho® consumer purchases decreased by 2.4% and 5.2% for the third quarter and first nine months of fiscal 2008, respectively. Excluding foreign exchanges rates, International consumer business sales were relatively flat for both the third quarter and year-to-date, as growth in France and Central Europe, driven by improved marketing programs and new products, has been offset by decreased net sales in the UK where the economic environment is more challenged and competition has been more aggressive.
The Global Consumer segment operating income decreased by $3.1 million and $26.5 million in the third quarter and first nine months of fiscal 2008, respectively. The decrease in operating income was driven by a decrease in gross margin rates of 190 basis points and 120 basis points for the third quarter and first nine months of fiscal 2008 excluding the impact of product registration and recall matters. The decrease in gross margin rates is primarily the result of higher commodity costs. SG&A spending, including media advertising, increased 2.9% for the third quarter and 3.4% for the year-to-date period excluding the impact of foreign exchange rates primarily related to higher selling and R&D costs.
Global Professional
Global Professional segment net sales increased $23.7 million, or 31.6%, in the third quarter, and $52.1 million, or 25.0%, for the first nine months of fiscal 2008. Excluding the effect of exchange rates, net sales increased by 22.3% and 16.4% for the third quarter and first nine months, respectively. Demand for our proprietary technology drove the sales growth, along with pricing actions which increased sales by 8.9% for the third quarter and 4.4% for the first nine months of fiscal 2008.
Primarily due to the strong growth in net sales, partially offset by increased commodity costs, the Global Professional segment operating income increased by $1.3 million and $5.0 million in the third quarter and first nine months of fiscal 2008, respectively.
Scotts LawnService®
Compared to the same periods in the prior fiscal year, Scotts LawnService® revenues increased 3.3% to $87.4 million in the third quarter of fiscal 2008 and 9.7% to $158.1 million in the first nine months of fiscal 2008. The increase for the third quarter is attributable to acquisition growth of 3.3% and pricing of 3.2%, offset by macroeconomic pressures that have reduced customer count. The increase for the year-to-date period is attributable to acquisition growth of 4.5%, pricing of 2.6%, and the shifting of late season lawn treatments to the first quarter of fiscal 2008 that contributed to organic growth of 2.3%.
The Scotts LawnService® segment operating income decreased by $0.9 million in the third quarter driven by increased costs, including commodities. The Scotts LawnService® segment operating loss decreased by $2.2 million in the first nine months of fiscal 2008 driven by the increase in revenues and gross profit, partially offset by an increase in SG&A spending.
Corporate & Other
Net sales for the Corporate & Other segment, which pertain primarily to Smith & Hawken®, decreased $8.7 million, or 13.7%, for the third quarter and $17.6 million, or 12.7%, year-to-date. These sales decreases were across all channels of Smith & Hawken®. Additionally, the first half of fiscal 2007 benefited from initial start-up activity with Starbucks®.
The operating loss for Corporate & Other decreased by $2.6 million in the third quarter and $13.0 million for the first nine months of fiscal 2008. The decreases in operating loss for the third quarter and year-to-date were driven by lower net Corporate spending.

LIQUIDITY AND CAPITAL RESOURCES
Cash used in operating activities was $39.5 million for the nine months ended June 28, 2008 compared to cash provided of $62.2 million for the comparable period in fiscal 2007. The decreased level of operating cash flows in fiscal 2008 versus the prior year is due to increased sales in June 2008 compared to June 2007, resulting in higher accounts receivable at June 28, 2008, as well as increased inventory levels caused by the increased commodity costs.
Cash used in investing activities was $34.8 million and $43.8 million for the nine months ended June 28, 2008 and June 30, 2007, respectively. There was no acquisition activity in the first nine months of fiscal 2008 compared to the $6.5 million in acquisitions relating to our Scotts LawnService® business in the first nine months of fiscal 2007. Capital spending on property, plant and equipment done in the normal course of business was fairly consistent, with $35.8 million spent during the first nine months of fiscal 2008 compared to the $37.8 million spent in the first nine months of fiscal 2007.
Financing activities provided cash of $169.4 million and used cash of $0.4 million for the nine months ended June 28, 2008 and June 30, 2007, respectively. The increase in cash provided by financing activities for the first nine months of fiscal 2008 is largely due to timing, in part as payments on outstanding loans have been made subsequent to the June 28, 2008 balance sheet date.
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
On April 11, 2007, the Company entered into a one-year Master Accounts Receivable Purchase Agreement (the “Original MARP Agreement”). On April 9, 2008, the Company terminated the Original MARP Agreement and entered into a new Master Accounts Receivable Purchase Agreement (the “New MARP Agreement”) with a stated termination date of April 8, 2009, or such later date as may be extended by mutual agreement of the Company and its lenders. The terms of the New MARP Agreement are substantially the same as the Original MARP Agreement. The New MARP Agreement was entered into as it provides an interest rate savings of 40 basis points as compared to borrowing under our senior secured credit facilities. The New MARP Agreement provides for the sale, on a revolving basis, of accounts receivable generated by specified account debtors, with seasonally adjusted monthly aggregate limits ranging from $10 million to $300 million. The New MARP Agreement also provides for specified account debtor sublimit amounts, which provide limits on the amount of receivables owed by individual account debtors that can be sold to the banks. Borrowings under the MARP Agreement at June 28, 2008 were $260.2 million.
At June 28, 2008, the Company had outstanding interest rate swaps with major financial institutions that effectively converted a portion of our variable-rate debt denominated in the Euro dollar, British pound and U.S. dollar to a fixed rate. The swaps agreements have a total U.S. dollar equivalent notional amount of $724.9 million at June 28, 2008. The term, expiration date and rates of these swaps are shown in the table below.

	NOTIONAL
	AMOUNT IN
	USD		EXPIRATION	FIXED
CURRENCY	(IN MILLIONS)	TERM	DATE	RATE
British pound	$57.4	3 years	11/17/2008	4.76%
Euro dollar	67.5	3 years	11/17/2008	2.98%
U.S. dollar	200.0	2 years	3/31/2009	4.90%
U.S. dollar	200.0	3 years	3/31/2010	4.89%
U.S. dollar	200.0	5 years	2/14/2012	5.20%
Our primary sources of liquidity are cash generated by operations and borrowings under our credit facilities. As of June 28, 2008, there was $1,081.6 million of availability under our credit facilities and we were in compliance with all debt covenants. Our credit facilities contain, among other obligations, an affirmative covenant regarding the Company’s leverage ratio, calculated as indebtedness relative to our earnings before taxes, depreciation and amortization. Under the terms of the credit facilities, the permissible leverage ratio is scheduled to decrease on September 30, 2008 to 4.25. While management continues to monitor its compliance with the leverage ratio and other covenants contained in the credit facilities, based upon the Company’s current operating assumptions, the Company expects to remain in compliance with the permissible leverage ratio for the reminder of our fiscal 2008. Should management’s view on compliance with this or other covenants change, the Company believes that it would be able to seek and receive an appropriate waiver or amendment from its banking group.
We are party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on accidents or product liability claims and alleged violations of environmental laws. We have reviewed our pending environmental and legal proceedings, including the probable outcomes, reasonably anticipated costs and expenses, reviewed the availability and limits of our insurance coverage and have established what we believe to be appropriate reserves. Other than the proceedings surrounding the product registration issues, which are separately addressed, we do not believe that any liabilities that may result from pending judicial and administrative proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks have not changed significantly from those disclosed in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
ITEM 4. CONTROLS AND PROCEDURES
With the participation of the Scotts Miracle-Gro’s principal executive officer and principal financial officer, Scotts Miracle-Gro management has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, Scotts Miracle-Gro’s principal executive officer and principal financial officer have concluded that:
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

In addition, there were no changes in Scotts Miracle-Gro’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during its third fiscal quarter ended June 28, 2008, that have materially affected, or are reasonably likely to materially affect, Scotts Miracle-Gro’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In April 2008, the Company, in cooperation with an investigation by the U.S. Environmental Protection Agency (“USEPA”), announced a recall of certain consumer lawn and garden products and a Scotts LawnService® (“SLS”) product. These products contain active ingredients that require USEPA registrations before they can be marketed to consumers or used by SLS. An investigation led by the USEPA, with the U.S. Department of Justice (the “USDOJ”), revealed that valid registrations for these products either had not been obtained or that the products were not properly labeled. To date, the evidence indicates that an employee of the Company, since terminated, apparently deliberately circumvented Company policies and USEPA regulations by failing to obtain valid registrations for the products and/or causing invalid product registration forms to be submitted to regulators. Since April, the Company has cooperated with the USEPA in conducting an internal investigation of its pesticide product registrations which has resulted in the identification of additional registration issues that have been disclosed to the USEPA. As previously disclosed, one of the issues identified by the Company resulted in the issuance by the USEPA of a stop sale order for the products in question, including Ortho® Home Defense Max® Perimeter & Indoor Insect Killer, a pest control product that is a significant component of the Ortho® portfolio of products. However, as also previously reported, shortly after issuing the stop sale order, the USEPA permitted the Company to continue to sell the Home Defense Max® products pursuant to USEPA instructions. In addition, as previously disclosed, the Company has agreed with the USEPA on a Compliance Review Plan for conducting an independent review of the Company’s pesticide product registration records. This independent review is currently under way and, given the extensive nature of the review, appears likely to result in the identification of additional product registration issues. There can be no assurance that the ultimate outcome of the investigation will not result in further action, whether administrative, civil or criminal, by the USEPA, USDOJ or state regulatory agencies against the Company. Such actions may include the imposition of regulatory fines and/or penalties against the Company, and there can be no assurance that any such fines and/or penalties, in addition to the costs the Company has already incurred and expects to incur in connection with the product registrations/recalls and related investigation, will not have a material and adverse effect on the Company’s financial condition and results of operations.
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
Some forward-looking statements that we make in this Quarterly Report on Form 10-Q and in other contexts represent challenging goals for the Company, and the achievement of these goals is subject to a variety of risks and assumptions and numerous factors beyond our control. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by those cautionary statements. Important factors that could cause actual results to differ materially from the forward-looking statements we make are included in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. Updates to our risk factors as a result of our 2008 product recalls and the related governmental investigation are discussed below.
Costs associated with product recalls and the corresponding governmental investigation could materially and adversely affect our financial condition and operating results.
In April 2008, we learned of a criminal investigation which is being led by the U.S. Environmental Protection Agency (“USEPA”) and the U.S. Department of Justice (“USDOJ”), with assistance from the Ohio Department of Agriculture, related to the status of the registrations of these products, some of which had entered commerce and some of which had not. During the same time period, we announced that an employee, since terminated, apparently deliberately circumvented our policies, causing unregistered or not properly labelled products to be marketed and sold. As a result of the investigation, we recalled, or are in the process of recalling, certain consumer lawn and garden products and one Scotts LawnService® product.
In connection with the registration investigation and product recalls, we have recorded, and in the future may record, charges and costs, based on our most recent estimates, of retailer inventory returns, consumer returns and replacement costs, associated legal and professional fees and costs associated with advertising and administration of the registration investigation and product recalls. Because these current and expected future charges are based on estimates, they may increase as a result of numerous factors, many of which are beyond our control, including the amount of products that may be returned by consumers and retailers, the number and type of legal or regulatory proceedings relating to these product recalls and regulatory or judicial orders or decrees that may require us to take certain actions in connection with product recalls or to pay civil or criminal fines and/or penalties at the state and/or federal level.
The costs associated with these product recalls and any potential fines and/or penalties, both those which we have estimated to date and any amounts in excess of our current estimates, could have a material and adverse effect on our financial condition and results of operations, and could affect our compliance with certain covenants contained in the Company’s credit facilities.
In addition, there can be no assurance that the ultimate outcome of the investigation will not result in further action against us, whether administrative, civil or criminal by the USEPA, USDOJ or state regulatory agencies, and any such action, in addition to the costs we have incurred and will continue to incur in connection therewith, could materially and adversely affect us or our financial condition and results of operations.
Product recalls and the corresponding governmental investigation may harm our reputation and acceptance of our products by our retail customers and consumers, which may materially and adversely affect our business operations, decrease sales and increase costs.
The product recalls we announced in April 2008, together with the corresponding governmental investigation by the USEPA and USDOJ, have resulted in coverage critical of us in the press and media. While we believe that these recalls are the result of the misguided actions of a former employee who misled us and that we have acted promptly, responsibly and in the public interest, these product recalls may harm our reputation and the acceptance of our products by consumers and our retailer customers. Our retailer customers may be less willing to purchase our products or to provide marketing support for those products, such as shelf space, promotions, and advertising or may impose additional requirements that would adversely affect our business operations, decrease sales and increase costs.
ITEM 6. EXHIBITS
See Index to Exhibits at page 32 for a list of the exhibits included herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: August 7, 2008	/s/ DAVID C. EVANS David C. Evans
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
(Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location

10(a)	Termination and Release, dated as of April 9, 2008, by and among The Scotts Company LLC, The Scotts Miracle-Gro Company and LaSalle Bank National Association	Incorporated herein by reference to Exhibit 10.1 to The Scotts Miracle-Gro Company’s Current Report on Form 8-K dated and filed on April 15, 2008 (File No. 1-13292)

10(b)	Master Accounts Receivable Purchase Agreement, dated as of April 9, 2008, among The Scotts Company LLC as seller, The Scotts Miracle-Gro Company as guarantor and Bank of America, N.A. as purchaser	Incorporated herein by reference to Exhibit 10.2 to The Scotts Miracle-Gro Company’s Current Report on Form 8-K dated and filed on April 15, 2008. (File No 1-13292)

10(c)	The Scotts Miracle-Gro Company Supplemental Incentive Plan for the fiscal year ending September 30, 2008	*

10(d)	Employment Agreement for Vincent C. Brockman, made, entered into and effective as of June 1, 2008, between The Scotts Company LLC and Vincent C. Brockman	*

31(a)	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	*

31(b)	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	*

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	*

*	Filed herewith