Form 10-K
period 2008-09-30
SCOTTS MIRACLE-GRO CO
filed 2008-11-25
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Shares (the only common equity of the registrant) held by non-affiliates of the registrant computed by reference to the price at which Common Shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (March 28, 2008) was approximately $1,410,465,487.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The number of Common Shares of the registrant outstanding as of November 21, 2008 was 65,373,940.

DOCUMENT INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for Registrant’s 2009 Annual Meeting of Shareholders to be held January 22, 2009, are incorporated by reference into Part III hereof.

PART I

ITEM 1.	BUSINESS

Company Description

The Scotts Miracle-Gro Company, an Ohio corporation (“Scotts Miracle-Gro” and, together with its subsidiaries, the “Company”), traces its roots to two businesses launched by entrepreneurs. In 1868, Civil War veteran O.M. Scott started a seed business in Marysville, Ohio, based on the conviction that “farmers shall have clean, weed-free fields.” Beginning in 1907, The Scotts Company expanded its reach by selling grass seed to consumers and eventually exited the agricultural market. By 1988 — through innovation and acquisition — The Scotts Company had become a leading marketer of lawn fertilizer, grass seed and growing media products within the United States.

Separately, Horace Hagedorn and his partner Otto Stern launched Stern’s Miracle-Gro Products, Inc. in 1951 in New York. Their easy-to-use plant food quickly revolutionized the gardening category. Through innovative marketing, Miracle-Gro® eventually became the leading plant food product in the gardening industry. In 1995, The Scotts Company and Stern’s Miracle-Gro Products, Inc. merged, marking the start of a significant evolution for the Company.

In the late 1990’s, the Company launched both a geographic and a category expansion. It acquired companies with industry-leading brands in France, Germany and the United Kingdom. In fiscal 1999, the Company acquired the Ortho® brand in the United States and exclusive rights for the marketing and distribution of consumer Roundup®* brand products within the United States and other specified countries, thereby adding industry-leading weed, insect and disease control products to its portfolio. The Company expanded into the lawn care service industry with the launch of Scotts LawnService® in 1998. Since fiscal 2001, the Company has invested nearly $125 million in acquisitions of local and regional lawn care businesses to provide a platform for rapid expansion throughout the United States. Most recently, the Company entered the North American wild bird food category in fiscal 2006 with the acquisition of Gutwein & Co., Inc. (“Gutwein”) and its Morning Song® brand of bird food.

As the Company celebrates more than 100 years of selling products to consumers, we own the leading brands in nearly every category of the lawn and garden industry. A list of some of our North American leading consumer brands is as follows:

Category	Brands

Lawns	Scotts®; Turf Builder®
Gardens	Miracle-Gro®; Osmocote®; LiquaFeed®; Organic Choice®
Growing Media	Miracle-Gro®; Scotts®; Hyponex®; Earthgro®; SuperSoil®
Grass Seed	Scotts®; Turf Builder®
Controls	Ortho®; Home Defense Max®; Weed-B-Gon Max®; Roundup®*
Outdoor Living	Smith & Hawken®
Wild Bird Food	Morning Song®; Scotts Songbird Selections®

In addition, we have the following significant brands in Europe: Miracle-Gro® plant fertilizers, Weedol® and Pathclear® herbicides, EverGreen® lawn fertilizers and Levington® growing media in the United Kingdom; KB® and Fertiligène® in France; Celaflor®, Nexa Lotte® and Substral® in Germany and Austria; and ASEF®, KB® and Substral® in Belgium, the Netherlands and Luxembourg. Roundup® is also a significant brand in the United Kingdom, France, Germany and other European markets.

Business Segments

For fiscal 2008, the Company divided its businesses into the following segments:

•	Global Consumer;

•	Global Professional;

 * Roundup® is a registered trademark of Monsanto Technology LLC, a company affiliated with Monsanto Company.

•	Scotts LawnService®; and

•	Corporate & Other.

These segments were changed entering fiscal 2008 and differ from the segments used in the prior year due to the realignment of the North America and International segments into the Global Consumer and Global Professional segments. This division of reportable segments is consistent with how the segments report to and are managed by senior management of the Company. Financial information about these current segments for the three years ended September 30, 2008 is presented in “NOTE 21. SEGMENT INFORMATION” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Global Consumer

In our Global Consumer segment, the Company manufactures and markets products that provide easy, reliable and effective assistance to homeowners who seek beautiful, weed and pest-free lawns, gardens and indoor plants. These products incorporate many of the latest technologies available. The Global Consumer segment sells products in the following categories:

Lawns: A complete line of granular lawn fertilizer and combination products, including fertilizer and crabgrass control, weed control or pest control, is sold under the Scotts® and Turf Builder® brand names. The Turf Builder® line of products in the United States is designed to make it easy for do-it-yourself consumers to select and properly apply the right product in the right quantity for their lawns. A similar range of products is available in the United Kingdom under the EverGreen® brand.

Gardens: A complete line of plant foods is marketed under the Miracle-Gro® brand name. In fiscal 2006, we introduced Miracle-Gro® LiquaFeed®, an innovative product that allows consumers to easily feed and water their outdoor plants simultaneously. The Miracle-Gro® brand is marketed primarily in North America and the United Kingdom, although it has been introduced into other Western European markets in recent years. In addition to our high-quality granular and liquid water-soluble plant foods, we have continuous-release plant foods for extended feeding and convenience, which we market under the Osmocote® brand as well as the Shake ’n Feed® sub-brand. The Company also markets an extensive line of plant food products under the Substral® brand name in Germany, Austria, the Nordic countries and throughout Eastern Europe, and under the Fertiligéne® brand name in France.

Growing Media: A complete line of growing media products for indoor and outdoor uses is marketed under the Miracle-Gro®, Scotts®, Hyponex®, Earthgro® and SuperSoil® brand names in the United States, as well as other labels. These products include potting mix, garden soils, seeding soil, topsoil, manures, sphagnum peat and decorative barks and mulches. The addition of the Miracle-Gro® and Scotts® brand names plus plant food to higher quality potting mixes, garden soils and seeding soil has turned previously low-margin commodity products into value-added category leaders. The introduction of the Moisture Control®, Organic Choice® and Nature Scapes® line extensions has provided further innovation and differentiation of our products in the marketplace. This same strategy is being employed in Europe, where the Miracle-Gro® brand, as well as the Levington®, Fertiligène®, KB® and Substral® brands, are being used to market growing media products.

Grass Seed: We offer a broad line of grass seed products for consumers. Our leading grass seed products are sold under the Scotts® Pure Premium®, Classic®, Turf Builder® and PatchMaster® brand names in the consumer market.

Controls: A broad line of weed control, indoor and outdoor pest control and plant disease control products is marketed under the Ortho® brand name in the United States. Ortho® products are available in aerosol, ready-to-use liquid, concentrated, granular and dust forms. Ortho® control products include Weed-B-Gon MAX®, Bug-B-Gon MAX®, Home Defense MAX®, Ortho MAX®, GroundClear®, RosePride®, and Orthene® Fire Ant Killer. In Europe, the Company markets an extensive line of control products under a variety of brand names, including Weedol®, Pathclear®, KB®, Fertiligéne®, Celaflor® and Nexa Lotte®.

In fiscal 1999, the Company entered into a long-term marketing agreement with Monsanto Company (“Monsanto”) and became Monsanto’s exclusive agent for the marketing and distribution of Roundup® non-selective herbicide products in the consumer lawn and garden market within the United States and other specified countries, including Australia, Austria, Belgium, Canada, France, Germany, the Netherlands and the United Kingdom. (See the “Roundup® Marketing Agreement” discussion later in this Item 1 for a more detailed explanation of the Company’s agreement with Monsanto.)

Wild Bird Food: In November 2005, the Company acquired Gutwein and its Morning Song® brand of products. Morning Song® products are sold at leading mass retailers, grocery, pet and general merchandise stores. The Company launched a Scotts® branded line of wild bird food in fiscal 2007, with premium blends and innovative packaging.

Other Consumer Products: The Company also manufactures and markets several lines of high-quality lawn spreaders under the Scotts® brand name - Deluxe EdgeGuard® spreaders, AccuGreen® drop spreaders and Handy Green®II handheld spreaders. We sell a line of hose-end applicators for water-soluble plant foods such as Miracle-Gro® products, and lines of applicators under the Ortho® and Dial ’N Spray® trademarks for the diluted application of control products sold in the concentrated form.

The Global Consumer segment also includes our Canadian consumer operations. In Canada, we believe we are the leading marketer of branded consumer lawn and garden products. We sell a full range of lawn and garden fertilizer, control products, grass seed, spreaders, and value-added growing media products under the Scotts®, Turf Builder®, EcoSense®, Miracle-Gro®, Ortho®, Killex® and Roundup® brands.

Global Professional

The Global Professional business sells professional products to commercial nurseries, greenhouses and specialty crop growers primarily in North America, Europe, the Middle East, Africa, Latin America, Australia, New Zealand and throughout the Far East. Our professional products include a broad line of sophisticated controlled-release fertilizers, water-soluble fertilizers, plant protection products, wetting agents, growing media and grass seed that are sold under brand names that include Osmocote®, Sierrablen Plus®, Peters Professional®, Peters Excel®, Agroblen®, Agrocote®, Rout®, OH2®, Scotts® Professional Seed, Scotts® Turfseedtm and Scotts® Landmarktm.

Scotts LawnService®

The Scotts LawnService® segment provides residential lawn care, lawn aeration, tree and shrub care and external pest control services in the United States. As of September 30, 2008, Scotts LawnService® had 81 company-operated locations serving 46 metropolitan markets and 76 independent franchises primarily operating in secondary markets.

Corporate & Other

The Corporate & Other segment includes Smith & Hawken®, a leading brand in the outdoor living and gardening lifestyle category. Smith & Hawken® products, which include high-end outdoor furniture, pottery, garden tools, gardening containers and live goods, are sold in the United States through its 57 retail stores, catalog and Internet sales, and other trade and wholesale relationships. While the Company maintains a bias for divesting the business, current market conditions are not advantageous. As a result, the Company is now simultaneously pursuing other options.

Competitive Marketplace

Our major customers include home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, commercial nurseries and greenhouses and specialty crop growers. Each of our segments participates in markets that are highly competitive and many of our competitors sell their products at prices lower than ours. The Company attributes its market leadership and continued success in the lawn and garden category to our industry-leading brands, innovative products, award-winning advertising, supply chain excellence, highly effective field sales and merchandising organization and the strength of our relationships with major retailers in our product categories.

In the North American Global Consumer do-it-yourself lawn and garden and pest control markets, we compete primarily against “private label” products as well as branded products. “Private label” products are those sold under a retailer-owned label or a supplier-owned label, which are sold exclusively at a specific retail chain. Recently, the Company’s largest North American competitor, Spectrum Brands, announced it would cease competing in the lawn fertilizer, grass seed and growing media categories. As a result, some of our retail partners have approached us regarding the possibility of providing private label solutions for them in these product categories. We believe such an opportunity, if executed, could be beneficial to both the Company and our retail partners.

The Company continues to compete with Spectrum Brands in other lawn and garden categories. We also compete with Bayer AG, Central Garden & Pet Company, Enforcer Products, Inc., Green Light Company and Lebanon Seaboard Corporation. In addition, we face competition from regional competitors who compete primarily on the basis of price for commodity growing media business.

Internationally, we face strong competition in the consumer do-it-yourself lawn and garden market, particularly in Europe. Our competitors in the European Union include Bayer AG, Compo GmbH, a subsidiary of K&S Aktiengesellschaft (which owns the Compo®, Sem® and Algoflash® brands), Westland Horticulture and a variety of local companies.

In the North American Global Professional horticulture markets, we face a broad range of competition from numerous companies such as Agrium, Inc., Haifa Chemicals Ltd., Chisso Asahi Fertilizer Co. Ltd., Syngenta AG and Bayer AG. Some of these competitors have significant financial resources and research departments.

The international Global Professional horticulture markets in which we compete are also very competitive, particularly the markets for controlled-release and water-soluble fertilizer products. We have numerous U.S. and European competitors in these international markets, including Pursell Industries, Inc., Compo GmbH, a subsidiary of K&S Aktiengesellschaft, Norsk Hydro ASA, Haifa Chemicals Ltd. and Kemira Oyj.

We have the second largest market share position in the fragmented U.S. do-it-for-me lawn care service market. We compete against TruGreen-ChemLawn®, a division of ServiceMaster, which has the leading market share in the U.S. lawn care service market and has a substantially larger share of this market than Scotts LawnService®, as well as numerous regional and local lawn care services operations.

Significant Customers

Approximately 75% of our worldwide net sales in fiscal 2008 were made by our Global Consumer segment. Within the Global Consumer segment, approximately 28% of our net sales in fiscal 2008 were made to Home Depot, 18% to Lowe’s and 18% to Walmart. We face strong competition for the business of these significant customers. The loss of any of these customers or a substantial decrease in the volume or profitability of our business with any of these customers could have a material adverse effect on our earnings and cash flows.

Competitive Strengths

Strong Brands

The Company considers its industry-leading brands to be its single largest competitive advantage, though hardly its only advantage. The Company believes it has the leading market share in every major U.S. category in which its Global Consumer business competes. The Company also owns many of the leading brands in the European marketplace.

The Company has helped to build awareness of its brands through consistently investing in advertising and marketing. As a result, consumer awareness of the Company’s key brands — especially in the United States — rivals that of nearly any other consumer products company. The strength of the Scotts® brand, in particular, has been a critical aspect of the success of Scotts LawnService®.

Trademarks, Patents and Licenses

The Company considers its brands, patents and licenses all to be key competitive advantages. We pursue a vigorous brand protection strategy consisting of registration and maintenance of key trademarks and proactive monitoring and enforcement activities to protect against infringement. The Scotts®, Miracle-Gro®, Ortho®, Scotts LawnService®, Smith & Hawken®, Osmocote®, Hyponex® and Earthgro® brand names and logos, as well as a number of product trademarks, including Turf Builder®, Organic Choice®, Home Defense Max® and Weed-B-Gon Max®, are federally and/or internationally registered and are considered material to our business.

As of September 30, 2008, we held 95 issued patents in the United States covering fertilizer, chemical and growing media compositions and processes; grass varieties; and mechanical dispensing devices such as applicators, spreaders and sprayers. Similar patents have also been issued or are pending internationally, bringing our total worldwide patent portfolio to 406 patents and applications.

The issued patents provide protection generally extending to 20 years from the date of filing, subject to the payment of applicable governmental maintenance and annuity fees. Accordingly, many of our patents will extend well into the next decade.

In addition, we continue to file new patent applications each year covering new, commercially significant developments conceived by our research and development associates. Currently, we have 205 pending patent applications worldwide, including 35 pending U.S. applications. We also hold exclusive and non-exclusive patent licenses and supply arrangements, permitting the use and sale of additional patented fertilizers, pesticides and mechanical devices.

During fiscal 2008, we were granted four U.S. and 21 foreign national patents, including patents for the design of an improved spraying device and for various hybrid varieties of turfgrass. We continue to extend patent coverage of our core technologies nationally and in our Canadian, European, Asia/Pacific and South American markets.

No significant U.S. or foreign patents expired in fiscal 2008.

Supply Chain and Sales Force

Because the Company sells a substantial majority of its products to a small number of retail customers, it is critical to maintain strong relationships with these partners. We believe our supply chain and sales force are major competitive advantages that have allowed us to build unrivaled relationships with our key retail partners.

Major investments in technology have allowed the Company’s supply chain to be a more efficient supplier to its key retail accounts. The Company considers its order fill rate — which measures the accuracy of shipments — to be an important measure of customer service. In fiscal 2008, the Company achieved a global order fill rate of 99.0 percent. Additionally, the supply chain has helped the Company to improve its inventory turns over the past several years, as well as those of its retail partners. The Company has made substantial investments to lower the cost structure of its supply chain operations in Europe while simultaneously improving customer service levels.

The Company’s U.S. sales force is another major competitive advantage. By increasing the size of the sales force over several years, the Company has taken a more proactive role in helping our retail partners merchandise the lawn and garden department and maximize the productivity of this space. In addition to working closely with retailers, our nearly 2,000 person full-time and seasonal U.S. in-store sales force also provides the Company with an opportunity to interact face-to-face with consumers at-the-shelf. By helping consumers answer their lawn and garden questions, we believe we can drive higher sales of our products.

Innovation

The Company views its commitment to innovation as a competitive advantage. Consequently, we continually invest in research and development and consumer research to improve and develop existing and new products, manufacturing processes and packaging and delivery systems. Spending on research and development was $44.7 million, $38.8 million and $35.1 million in fiscal 2008, 2007 and 2006, including product registration costs of $9.8 million, $9.3 million and $8.2 million, respectively. The Company’s long-standing commitment to innovation is evidenced by a worldwide portfolio of patents. In addition to the benefits of our own research and development, we actively seek ways to leverage the research and development activities of our suppliers.

Our research and development worldwide headquarters is located at the Dwight G. Scott Research Center in Marysville, Ohio. We also have research and development facilities in the United Kingdom, France, the Netherlands and Sydney, Australia, as well as several research field stations located throughout the United States. In these combined locations, the Company employs approximately 30 PhD scientists.

The Company’s biotechnology program is evidence of its commitment to responsible research and to developing more effective and easier-to-use products that are preferred by consumers and are better for the environment. As part of this program, the Company is currently employing technology already proven in agriculture to develop new turf varieties that could one day require less maintenance, less water and fewer chemical inputs to resist insects, weeds and disease.

Roundup® Marketing Agreement

The Company is Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® products (with additional rights to new products containing glyphosate or other similar non-selective herbicides) in the consumer lawn and garden market within the United States and other specified countries, including Australia, Austria, Belgium, Canada, France, Germany, the Netherlands and the United Kingdom. Under the terms of the Amended and Restated Exclusive Agency and Marketing Agreement (the “Marketing Agreement”) between us and Monsanto, we and Monsanto are jointly responsible for developing global consumer and trade marketing programs for consumer Roundup®. We have assumed responsibility for sales support, merchandising, distribution and logistics for consumer Roundup®. Monsanto continues to own the consumer Roundup® business and provides significant oversight of its brand. In addition, Monsanto continues to own and operate the agricultural Roundup® business.

We are compensated under the Marketing Agreement based on the success of the consumer Roundup® business in the markets covered by the Marketing Agreement. We receive a graduated commission to the extent that the earnings before interest and taxes of the consumer Roundup® business in the included markets exceed specified thresholds. Regardless of these earnings, we are required to make an annual contribution payment against the overall expenses of the consumer Roundup® business. The minimum annual contribution payment is $20 million until 2018 or the earlier termination of the Marketing Agreement.

The gross commission earned under the Marketing Agreement, the contribution payments to Monsanto and the amortization of the initial marketing fee paid to Monsanto are included in the calculation of net sales in the Company’s Consolidated Statements of Operations. For fiscal 2008, 2007 and 2006, the net amount earned under the Marketing Agreement was $44.3 million, $41.9 million and $39.9 million, respectively. For further details, see “NOTE 7. MARKETING AGREEMENT” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

The Marketing Agreement has no definite term except as it relates to the European Union countries (the “EU term”). The EU term had previously been extended through September 30, 2008 and, on March 28, 2008, the parties agreed to further extend the EU term through September 30, 2011, with up to two additional automatic renewal periods of two years each, subject to non-renewal only upon the occurrence of certain performance defaults.

The Marketing Agreement provides Monsanto with the right to terminate the Marketing Agreement upon an event of default (as defined in the Marketing Agreement) by the Company, a change in control of Monsanto or the sale of the consumer Roundup® business. The Marketing Agreement provides the Company with the right to terminate the Marketing Agreement in certain circumstances, including an event of default by Monsanto or the sale of the consumer Roundup® business. Unless Monsanto terminates the Marketing Agreement due to an event of default by the Company, Monsanto is required to pay a termination fee to the Company that varies by program year. The termination fee is calculated as a percentage of the value of the Roundup® business exceeding a certain threshold, but in no event will the termination fee be less than $16 million. If Monsanto were to terminate the Marketing Agreement due to an event of default by the Company, however, the Company would not be entitled to any termination fee, and it would lose all, or a substantial portion, of the significant source of earnings and overhead expense absorption the Marketing Agreement provides. Monsanto may also be able to terminate the Marketing Agreement within a given region, including North America, without paying a termination fee if unit volume sales to consumers in that region decline: (1) over a cumulative three-fiscal-year period; or (2) by more than 5% for each of two consecutive years.

Monsanto has agreed to provide us with notice of any proposed sale of the consumer Roundup® business, allow us to participate in the sale process and negotiate in good faith with us with respect to any such proposed sale. In the event we acquire the consumer Roundup® business in such a sale, we would receive as a credit against the purchase price the amount of the termination fee that would have been paid to us if Monsanto had exercised its right to terminate the Marketing Agreement in connection with a sale to another party. If Monsanto decides to sell the consumer Roundup® business to another party, we must let Monsanto know whether we intend to terminate the Marketing Agreement and forfeit any right to a termination fee or whether we will agree to continue to perform under the Marketing Agreement on behalf of the purchaser.

Strategic Initiatives

Our strategic plan is focused on leveraging our key competitive advantages in a way that fuels growth, reduces costs, distances us from the competition and drives shareholder value. We are currently involved in several initiatives designed to meet this criteria:

•	Even in a difficult economy, we continue to expand upon our strategy of strengthening our relationship with the consumer. This will allow us to leverage the cornerstone of our business — our brands — and drive higher usage of our products. Our strategy is to raise household penetration of our products, as well as the frequency with which existing consumers use our products. We believe this can be accomplished by pursuing an advertising strategy that increasingly relies on regional radio advertising, as well as a national approach on television.

We also continue to execute a strategy focused on better understanding the needs and attitudes of our consumers. We have historically demonstrated the ability to use customer feedback to develop improved products and packaging that drives increased consumer demand.

In 2008, these strategies helped us succeed with new products such as Roundup® Pump `N Go® in the United States, as well as a full line of natural and organic lawn and garden products in Europe. In 2009, insights gained from consumers will be critical as we navigate a challenging economic environment. Our research will help us more effectively communicate to consumers that our products cost more because they are worth more.

•	Our strategic plan is heavily focused on driving innovation, which we believe is necessary to achieve higher sales and profits. In recent years, new products have been critical to our success. Our strategy is focused on continuing to leverage what we consider an unmatched commitment to innovation. This takes into account three strategic imperatives: all new products must be “simple,” “sustainable” and “significant.”

“Simple” means that products must be easy for the consumer to buy, easy to use and easy to store. In addition, they should reduce the amount of time it takes to accomplish a task and should give the consumer improved results. Being “sustainable” means products must be designed with consumer safety and environmental impacts in mind. “Significant” products should have strong margin potential, generate possible cost savings, present a global opportunity and be proprietary whenever possible.

We believe this strategy will result in the successful launch of several new products in 2009, including Turf Builder® Water Smarttm Grass Seed and EZ Seedtm Grass Seed. The former includes a full line of premium grass seed products that provide consumers high-performance seed wrapped in a super-absorbent coating. The patented coating allows every seed to absorb up to 40% more water than ordinary seed. As a result, the seed needs to be watered less frequently, which enables consumers to more easily succeed in growing a healthy lawn. EZ Seedtm is a seed mix which includes premium grass seed, fertilizer and a proprietary growing material. Our proprietary technology absorbs water, expanding to surround the seed in a moist protective layer. The protective layer continues to care for the seed, infusing it with water and nutrients, so it builds strong roots that survive tough conditions.

•	Our strategic plan also continues to focus on further assisting our retail partners in order to improve their sales and the productivity of the lawn and garden department. We believe this strategy makes us a more critical component to their success and helps to ensure our continued growth.

In 2009, we will employ more merchandisers and expert product counselors and significantly increase the number of hours we spend in the stores of our major retail partners. We are rebalancing our sales force in a cost neutral way that allows us to spend more time helping our retailers and consumers and less time on administrative activities.

We believe this strategy will provide a more flexible cost structure that helps maximize the return on our investment and allows us to better meet the needs and timing of local markets. It also allows us to quickly deploy more labor in those regions where business is particularly strong and reduce spending in regions where sales may be lower than expected due to poor weather, economic concerns or other factors.

•	Our strategy will continue to transform our U.S. supply chain into a more regional model. We believe this effort can result in cost savings of $50 million annually and reduce inventories by more than $100 million.

Today, the majority of our lawn fertilizer products in the United States are shipped from our plant in Marysville, Ohio to one of 11 warehouses across the country. From those warehouses, the fertilizer products are then shipped — along with controls, plant food, grass seed and durable products — directly to home center stores. These products are often shipped on less-than-full trucks, making their distribution less efficient than we would like.

Meanwhile, growing media products are shipped direct-to-store through a network of 26 manufacturing facilities. Because these shipments go shorter distances on full trucks, they are more efficient.

Our strategy for a future model — which is being rolled out in the Southeastern United States in 2009 — allows fertilizer products to be shipped into these growing media facilities, instead of to warehouses. From there, the fertilizer and growing media products are co-distributed directly to the stores. Once deployed across the entire country, nearly all fertilizer products for home center customers will be shipped through these growing media facilities, significantly improving our product distribution efficiency.

Within five years, it is anticipated that up to half of our third-party warehouse square footage could be eliminated. With fertilizer and growing media products shipping together to home center retailers, most of the remaining cased goods would be shipped from the warehouses to our retail partners’ distribution centers on fully-loaded trucks.

These strategic efforts not only present a significant economic benefit to the Company, but our retail partners will benefit as well, through more frequent store replenishment, improved inventory turns and reduced order lead times. As such, we believe our partners can maximize their retail point-of-sale opportunities without compromising the customer service rates they have come to expect.

Strengthening our Global Consumer Business Internationally

We continue to believe in the long-term growth potential of our Global Consumer business internationally. In order to maximize shareholder value in this business, we have sharpened our focus by: (i) reducing costs in the business to improve profitability and to allow for marketing investments; (ii) aligning the organization by category rather than by geography to better leverage our knowledge of the marketplace and the consumer; and (iii) better leveraging the Company’s innovation competencies. We have implemented a global supply chain to provide our smaller, international market segments with the benefits of the larger Company, such as lower packaging costs and the ability to source products from any Company-owned plant globally. The first steps of the organizational realignment have taken place, and as part of a broader corporate initiative, they will continue to evolve in fiscal 2009 and beyond. Finally, we are combining global scale with locally tailored products to streamline our technology platform in the international Global Consumer business. As an example, when the Company introduced LiquaFeed® Plant Food to a variety of European countries in fiscal 2008, each label carried the same design and branding while the claims and instructions were displayed in the local language. At the same time, the European business doubled sales of natural products in fiscal 2008 by launching Naturen® sub-branded products as a locally driven effort.

Expanding Scotts LawnService®

The number of homeowners who want to maintain their lawns and gardens but do not want to do it themselves represents a significant portion of the total lawn and garden market. We recognize that our portfolio of well-known brands provides us with a unique ability to extend our business into lawn and garden services and that the strength of our brands provides us with a competitive advantage in acquiring new customers. We have spent the past several years developing our Scotts LawnService® business model and the business has grown significantly, from revenues of $41.2 million in fiscal 2001 to revenues of $247.4 million in fiscal 2008. This growth has come from geographic expansion, acquisitions and organic growth fueled by our direct marketing programs. Although acquisition activity was negligible in fiscal 2008 and $22.5 million in fiscal 2007, we anticipate continuing to make selective acquisitions in fiscal 2009 and beyond. We will also continue to invest in the Scotts LawnService®

business infrastructure in order to continually improve customer service throughout the organization and leverage economies of scale as we continue to grow.

Seasonality and Backlog

Our business is highly seasonal, with 70% to 75% of our annual net sales occurring in our combined second and third fiscal quarters. Our annual sales are further concentrated in our second and third fiscal quarters by retailers who increasingly rely on our ability to deliver products “in season” when consumers buy our products, thereby reducing their inventories.

We anticipate significant orders for the upcoming spring season will start to be received late in the winter and continue through the spring season. Historically, substantially all orders are received and shipped within the same fiscal year with minimal carryover of open orders at the end of the fiscal year.

Raw Materials

We purchase raw materials for our products from various sources that we presently consider to be adequate to supply the needs of each of our segments and our business as a whole. We are subject to market risk from fluctuating prices of certain raw materials, including urea, resins, fuel, grass seed and wild bird food components. Our objectives surrounding the procurement of these materials are to ensure continuous supply and to minimize costs. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. When appropriate, we will procure a certain percentage of our needs in advance of the season to secure pre-determined prices. We also hedge certain commodities to improve predictability and control costs.

Manufacturing and Distribution

We manufacture products for our Global Consumer business in North America at our facilities in Marysville, Ohio, Fort Madison, Iowa, Albany, Oregon and Temecula, California, as well as at a number of third-party contract packer facilities in the United States and Canada. In addition, the Company manufactures growing media products in 27 regional facilities located throughout North America. We also own five production facilities for our wild bird food operations in Indiana, South Dakota, South Carolina and Texas. The primary distribution centers for our Global Consumer business in North America are managed by the Company and strategically placed across the United States.

We manufacture the non-growing media products for our Global Consumer business internationally at our facilities in Howden, the United Kingdom and Bourth, France. We also utilize a number of third-party contract packers. The primary distribution centers for our Global Consumer business internationally are located in the United Kingdom, France and Germany and are managed by a logistics provider.

The growing media products for our international Global Consumer business are produced at our facilities in Hatfield and Sutton Bridge, both in the United Kingdom, and Hautmont, France, and at a number of third-party contract packer facilities. These growing media products are generally shipped direct without passing through a distribution center.

We also manufacture horticultural products for our Global Professional business at a leased fertilizer manufacturing facility in Charleston, South Carolina and a Company-owned site in Heerlen, the Netherlands. The remaining products for our Global Professional businesses are produced at other Company-owned facilities and subcontractors in the United States and Europe.

The majority of shipments to customers are made via common carriers or through distributors in the United States and through a network of public warehouses and distributors in Europe. We are subject to market risk from fluctuating market prices of diesel fuel, which our common carriers pass on to the Company in the form of fuel surcharges. When appropriate, the Company will hedge a portion of these indirect fuel costs to improve predictability and control costs.

Employees

As of September 30, 2008, we employed 5,303 full-time employees in the United States and an additional 1,075 full-time employees located outside the United States. During peak sales and production periods, we utilize seasonal and temporary labor.

None of our U.S.-based employees are members of a union. Approximately 35 of our full-time U.K.-based employees are members of the Transport and General Workers Union and have full collective bargaining rights. An undisclosed number of our full-time employees at our office in Ecully, France are members of the Confederation Francaise Democratique du Travail and Confederation Generale du Travail, participation in which is confidential under French law. In addition, a number of union and non-union full-time employees are members of works councils at three sites in Bourth, Hautmont and Ecully, France, and a number of non-union employees are members of works councils in Ingelheim, Germany. In the Waardenburg office and in the Heerlen Plant in the Netherlands, approximately 10 employees are members of a workers union, but we are not responsible for collective bargaining negotiations with this union. In the Netherlands, we are governed by the Works Councils Act with respect to the union. Works councils represent employees on labor and employment matters and manage social benefits.

We believe we have good relationships with our employees in the United States, and both unionized and non-unionized international employees.

Regulatory Considerations

Local, state, federal and foreign laws and regulations affect the sale of our products in several ways.

In the United States, all products containing pesticides must comply with the Federal Insecticide, Fungicide, and Rodenticide Act of 1947, as amended (“FIFRA”), and be registered with the U.S. Environmental Protection Agency (the “U.S. EPA”) (and similar state agencies) before they can be sold or distributed. The inability to obtain or maintain such compliance, or the cancellation of any such registration, could have an adverse effect on our business, the severity of which would depend on the products involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute active ingredients, but there can be no assurance that we will continue to be able to avoid or minimize these risks.

Fertilizer and growing media products are subject to state and foreign labeling regulations. Our manufacturing operations are subject to waste, water and air quality permitting and other regulatory requirements of federal and state agencies. The Company’s wild bird food business is subject to regulation by the U.S. Food and Drug Administration and our grass seed products are regulated by the Federal Seed Act and various state regulations.

Pursuant to the Food Quality Protection Act, the U.S. EPA is evaluating the cumulative risks from dietary and non-dietary exposures to pesticides. The pesticides in our products are typically manufactured by independent third parties and as a result of the U.S. EPA’s continuing risk assessment, a decision by the U.S. EPA or the third party registrant may restrict our access to the pesticides. We cannot predict the outcome or the severity of the effect of these continuing evaluations.

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

State, federal and foreign authorities generally require growing media facilities to obtain permits (sometimes on an annual basis) in order to harvest peat and to discharge storm water run-off or water pumped from peat deposits. The permits typically specify the condition in which the property must be left after the peat is fully harvested, with the residual use typically being natural wetland habitats combined with open water areas. We are generally required by these permits to limit our harvesting and to restore the property consistent with the intended residual use. In some locations, these facilities have been required to create water retention ponds to control the sediment content of discharged water.

FIFRA Compliance, the Corresponding Governmental Investigation and Related Matters

In April 2008, the Company learned that a former associate apparently deliberately circumvented the Company’s policies and U.S. EPA regulations under FIFRA by failing to obtain valid registrations for products and/or causing invalid product registration forms to be submitted to regulators. Since that time, we have been cooperating with the U.S. EPA in its civil investigation into pesticide product registration issues involving the Company and with the U.S. EPA and the U.S. Department of Justice (the “U.S. DOJ”) in a related criminal investigation. In late April of 2008, in connection with the U.S. EPA’s investigation, the Company was required to conduct a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, the Company and the U.S. EPA agreed upon a Compliance Review Plan for conducting a comprehensive, independent review of our product registration records. Pursuant to the Compliance Review Plan, an independent third-party firm, Quality Associates Incorporated (“QAI”), has been reviewing all of the Company’s U.S. pesticide product registration records, some of which are historical in nature and no longer support sales of our products. The Company has identified approximately 132 of the registrations under review as relating to products for which there was sales activity in the period generally representing the Company’s 2008 fiscal year (“Active Registrations”). These Active Registrations supported products which accounted for approximately $680 million of the Company’s net sales in the period. The U.S. EPA investigation and QAI review process identified several issues affecting Active Registrations which resulted in the issuance of a number of Stop Sale, Use or Removal Orders by the U.S. EPA and caused the Company to temporarily suspend sales and shipments of affected products. In addition, as the QAI review process or our internal review has identified a FIFRA registration issue or a potential FIFRA registration issue (some of which appear unrelated to the former associate), we have endeavored to stop selling or distributing the affected products until the issue could be resolved with the U.S. EPA.

To date, QAI has completed a review of the registration records for substantially all of the Company’s Active Registrations. Based on such review, and with the cooperation and prompt attention of the U.S. EPA, the Company believes it has restored the ability to sell and distribute products representing over 90% of the sales associated with Active Registrations; and we are hopeful that we will be able to satisfactorily resolve most, if not all, of the remaining issues prior to the start of the 2009 lawn and garden season. The QAI review process is expected to continue with a focus on reviewing advertising and related promotional support of our registered pesticide products. For more information with respect to additional risks and uncertainties the Company may face in connection with the ongoing investigation and for a discussion of the related costs and expenses, see “NOTE 2. PRODUCT REGISTRATION AND RECALL MATTERS” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

On September 26, 2008, the Company, doing business as Scotts LawnService®, was named as a defendant in a purported class action filed in the U.S. District Court for the Eastern District of Michigan relating to certain pesticide products. In the suit, Mark Baumkel, on behalf of himself and the purported classes, seeks an unspecified amount of damages, plus costs and attorney fees, for alleged claims involving breach of contract, unjust enrichment and violation of the Michigan consumer protection act. Given the preliminary stages of the proceedings, no reserves have been booked at this time, and the Company intends to vigorously contest the plaintiff’s assertions.

In addition, in fiscal 2008 the Company conducted a voluntary recall of most of its wild bird food products due to a formulation issue. The wild bird food products had been treated with pest control additives to avoid insect infestation, especially at retail stores. While the pest control additives had been labeled for use on certain stored grains that can be processed for human and/or animal consumption, they were not labeled for use on wild bird food products. This voluntary recall was completed prior to the end of fiscal 2008.

Other Regulatory Matters

In 1997, the Ohio Environmental Protection Agency (the “Ohio EPA”) initiated an enforcement action against us with respect to alleged surface water violations and inadequate wastewater treatment capabilities at our Marysville, Ohio facility and sought corrective action under the Federal Resource Conservation and Recovery Act. The action related to discharges from on-site waste water treatment and several discontinued on-site disposal areas that date back to the early operations of the Marysville facility, which we had already been assessing and, in some cases, remediating, on a voluntary basis. We are remediating the Marysville site under the terms of a judicial consent order under the oversight of the Ohio EPA.

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

At September 30, 2008, $3.8 million was accrued for these non-FIFRA compliance-related environmental actions, the majority of which is for site remediation. Most of the costs accrued as of September 30, 2008 are expected to be paid in fiscal 2009; however, payments could be made for a period thereafter. During fiscal 2008, 2007 and 2006, we expensed approximately $1.4 million, $1.5 million, and $2.4 million for non-FIFRA compliance-related environmental matters. There were no material capital expenditures during the last three fiscal years related to environmental or regulatory matters.

General Information

The Company maintains a website at http://investor.scotts.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate our website into this Annual Report on Form 10-K). We file reports with the Securities and Exchange Commission (the “SEC”) and make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as our proxy and information statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Financial Information About Geographic Areas

For certain information concerning our international revenues and long-lived assets, see “NOTE 21. SEGMENT INFORMATION” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Cautionary Statement on Forward-Looking Statements

We have made and will make “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Annual Report on Form 10-K, in our 2008 Annual Report to Shareholders (our “2008 Annual Report”) and in other contexts relating to future growth and profitability targets and strategies designed to increase total shareholder value. Forward-looking statements also include, but are not limited to, information regarding our future economic and financial condition, the plans and objectives of our management and our assumptions regarding our performance and these plans and objectives.

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

Some forward-looking statements that we make in our 2008 Annual Report, in this Annual Report on Form 10-K and in other contexts represent challenging goals for our Company, the achievement of which is subject to a variety of risks and assumptions and numerous factors beyond our control. Important factors that could cause actual results to differ materially from the forward-looking statements we make are described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by the following cautionary statements. Updates to our risk factors as a result of our 2008 product recalls and the related governmental investigation are included below.

FIFRA Compliance, the Corresponding Governmental Investigation and Related Matters

Our products that contain pesticides must comply with FIFRA and be registered with the U.S. EPA (and similar state agencies) before they can be sold or distributed. In April 2008, we became aware that a former associate apparently deliberately circumvented Company policies and U.S. EPA regulations under FIFRA by failing to obtain valid registrations for products and/or causing invalid product registration forms to be submitted to regulators. Since that time, we have been cooperating with the U.S. EPA in its civil investigation into pesticide product registration issues involving the Company and with the U.S. EPA and the U.S. DOJ in a related criminal investigation.

In connection with the registration investigation and FIFRA compliance review process, we have recorded, and in the future may record, charges and costs, based on our most recent estimates, of retailer inventory returns, consumer returns and replacement costs, costs to rework existing products, inventory write-downs, associated legal and professional fees and costs associated with administration of the registration investigation and compliance review process. Because these current and expected future charges are based on estimates, they may increase as a result of numerous factors, many of which are beyond our control, including the amount of products that may be returned by consumers and retailers, the number and type of legal or regulatory proceedings relating to the registration investigation and FIFRA compliance review process and regulatory or judicial orders or decrees that may require us to take certain actions in connection with the registration investigation and FIFRA compliance review process or to pay civil or criminal fines and/or penalties at the state and/or federal level.

There can be no assurance that the ultimate outcome of the investigation will not result in further action against us, whether administrative, civil or criminal, by the U.S. EPA, U.S. DOJ, state regulatory agencies or private litigants, and any such action, in addition to the costs we have incurred and would continue to incur in connection therewith, could materially and adversely affect our financial condition, results of operations and cash flows. In particular, a significant fine, penalty or judgment assessed against us could result in a charge to earnings or an increase in debt which materially affects our ability to remain in compliance with the financial covenants of our credit facilities, potentially causing us to have to seek an amendment or waiver from our lending group. While we believe we have good relationships with our banking group, given the adverse conditions currently present in the global credit markets, we can provide no assurance that such a request would be likely to result in a modified or replacement credit facility on reasonable terms, if at all.

Product recalls, our inability to ship, sell or transport affected products and the on-going governmental investigation may harm our reputation and acceptance of our products by our retail customers and consumers, which may materially and adversely affect our business operations, decrease sales and increase costs. Moreover, the FIFRA compliance issues we have disclosed throughout fiscal 2008, together with the corresponding governmental investigation by the U.S. EPA and U.S. DOJ, have resulted in coverage critical of us in the press and media. While we believe that these compliance issues are primarily the result of the misguided actions of a former associate who misled us, some of the issues identified appear unrelated to the former associate. And although we believe we have acted promptly, responsibly and in the public interest, these compliance issues may nevertheless harm our reputation and the acceptance of our products by consumers and our retailer customers. Our retailer customers may be less willing to purchase our products or to provide marketing support for those products, such as shelf space, promotions and advertising, or may impose additional requirements that could materially and adversely affect our business operations, decrease sales and increase costs.

On September 26, 2008, the Company, doing business as Scotts LawnService®, was named as a defendant in a purported class action filed in the U.S. District Court for the Eastern District of Michigan relating to certain pesticide products. In the suit, Mark Baumkel, on behalf of himself and the purported classes, seeks an unspecified amount of damages, plus costs and attorney fees, for alleged claims involving breach of contract, unjust enrichment and violation of the Michigan consumer protection act. Given the preliminary stages of the proceedings, no reserves have been booked at this time, and the Company intends to vigorously contest the plaintiff’s assertions.

Commodity Cost Pressures

Our ability to manage our cost structure can be adversely affected by movements in commodity and other raw material prices, such as those experienced in both fiscal 2008 and 2007. Market conditions may limit the Company’s ability to raise selling prices to offset increases in our input and distribution costs. The uniqueness of our technologies can limit our ability to locate or utilize alternative inputs for certain products. For certain inputs, new sources of supply may have to be qualified under regulatory standards, which can require additional investment and delay bringing a product to market.

Competition

Each of our segments participates in markets that are highly competitive. Many of our competitors sell their products at prices lower than ours. The most price sensitive segment of our category may be more likely to trade down to lower price point products in a more challenging economic environment. We compete primarily on the basis of product innovation, product quality, product performance, value, brand strength, supply chain competency, field sales support and advertising. Some of our competitors have significant financial resources. The strong competition that we face in all of our markets may prevent us from achieving our revenue goals, which may have a material adverse affect on our financial condition, results of operations and cash flows.

The Regulatory Environment

Local, state, federal and foreign laws and regulations relating to environmental matters affect us in several ways. In the United States, all products containing pesticides must comply with FIFRA and be registered with the U.S. EPA (and similar state agencies) before they can be sold or distributed. The inability to obtain or maintain such compliance, or the cancellation of any registration, could have an adverse effect on our business, the severity of which would depend on the products involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute active ingredients, but there can be no assurance that we will continue to be able to avoid or minimize these risks. In the EU, the European Parliament is considering the adoption of certain regulations, the effect of which would substantially restrict or eliminate our ability to market and sell certain of our pesticide products. If these regulations were to be adopted in their current form in the EU, the resulting impact on our consumer and professional European controls businesses could be materially adversely impacted. In addition, there are provincially-driven regulations pending across Canada that, depending on the timing and scope of final issuance, could substantially restrict or eliminate our ability to market and sell certain of our consumer pesticide products there.

Under the Food Quality Protection Act, enacted by the U.S. Congress in 1996, food-use pesticides are evaluated to determine whether there is reasonable certainty that no harm will result from the cumulative effects of pesticide exposures. Under this Act, the U.S. EPA is evaluating the cumulative risks from dietary and non-dietary exposures to pesticides. The pesticides in our products, certain of which may be used on crops processed into various food products, are typically manufactured by independent third parties and continue to be evaluated by the U.S. EPA as part of this exposure risk assessment. The U.S. EPA or the third party registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. For example, in December 2000, the U.S. EPA reached agreement with various parties, including manufacturers of the active ingredient diazinon, regarding a phased withdrawal from retailers by December 2004 of residential uses of products containing diazinon, which was also used in our lawn and garden products. We cannot predict the outcome or the severity of the effect of continuing evaluations.

In addition, the use of certain pesticide and fertilizer products is regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may include requirements that only certified or professional users apply the product or that certain products be used only on certain types of locations, may require users to post notices on properties to which products have been or will be applied, may require notification to individuals in the vicinity that products will be applied in the future or may ban the use of certain ingredients. Even if we are able to comply with all such regulations and obtain all necessary registrations, we cannot provide assurance that our products, particularly pesticide products, will not cause injury to the environment or to people under all circumstances. The costs of compliance, remediation or products liability have adversely affected operating results in the past and could materially adversely affect future quarterly or annual operating results.

Perceptions that the products we produce and market are not safe could adversely affect us and contribute to the risk we will be subjected to legal action. We manufacture and market a number of complex chemical products, such as fertilizers, certain growing media, herbicides and pesticides. On occasion, allegations are made that some of our products have failed to perform up to expectations or have caused damage or injury to individuals or property. Based on reports of contamination at a third party supplier’s vermiculite mine, the public may perceive that some of our products manufactured in the past using vermiculite are or may be contaminated. Public perception that our products are not safe, whether justified or not, could impair our reputation, involve us in litigation, damage our brand names and have a material adverse affect on our business.

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

The adequacy of our current non-FIFRA compliance related environmental reserves and future provisions is based on our operating in substantial compliance with applicable environmental and public health laws and regulations and several significant assumptions:

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

If there is a significant change in the facts and circumstances surrounding these assumptions or if we are found not to be in substantial compliance with applicable environmental and public health laws and regulations, it could have a material adverse impact on future environmental capital expenditures and other environmental expenses and our results of operations, financial position and cash flows.

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

Customer Concentration

Global Consumer net sales represented approximately 75% of our worldwide net sales in fiscal 2008. Our top three North American retail customers together accounted for 64% of our Global Consumer segment fiscal 2008 net sales and 34% of our outstanding accounts receivable as of September 30, 2008. Home Depot, Lowe’s and Walmart represented approximately 28%, 18% and 18%, respectively, of our fiscal 2008 Global Consumer net sales. The loss of, or reduction in orders from, Home Depot, Lowe’s, Walmart or any other significant customer could have a material adverse effect on our business and our financial results, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from any of these customers could also have a material adverse affect on our financial condition and results of operations.

We do not have long-term sales agreements with, or other contractual assurances as to future sales to, any of our major retail customers. In addition, continued consolidation in the retail industry has resulted in an increasingly concentrated retail base. To the extent such concentration continues to occur, our net sales and income from operations may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments involving our relationship with, one or more of our customers.

Weather and Seasonality

Weather conditions in North America and Europe can have a significant impact on the timing of sales in the spring selling season and overall annual sales. An abnormally wet and/or cold spring throughout North America or Europe could adversely affect both fertilizer and pesticide sales and, therefore, our financial results. Because our products are used primarily in the spring and summer, our business is highly seasonal. For the past three fiscal years, 70% to 75% of our annual net sales have occurred in the second and third fiscal quarters combined. Our working capital needs and borrowings typically peak during the initial weeks of our third fiscal quarter because we are incurring expenditures in preparation for the spring selling season, while the majority of our revenue collections occur later in our third fiscal quarter. If cash on hand is insufficient to pay our obligations as they come due, including interest payments or operating expenses, at a time when we are unable to draw on our credit facilities, this seasonality could have a material adverse effect on our ability to conduct our business. Adverse weather conditions could heighten this risk.

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

Our ability to make payments and to refinance our indebtedness, to fund planned capital expenditures and acquisitions and to pay dividends will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot provide assurance that our business will generate sufficient cash flow from operating activities or that future borrowings will be available to us under our credit facilities in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot be sure that we would be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

Foreign Operations and Currency Exposures

We currently operate manufacturing, sales and service facilities outside of the United States, particularly in Canada, France, the United Kingdom, Germany and the Netherlands. In fiscal 2008, international net sales, including Canada, accounted for approximately 24% of our total net sales. Accordingly, we are subject to risks associated with operating in foreign countries, including:

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

Acquisitions

We make strategic acquisitions from time to time, including the June 2006 acquisition of certain assets of Landmark Seed Company, the May 2006 acquisition of certain assets of Turf-Seed, Inc., the November 2005 acquisition of Gutwein (Morning Song®), the October 2005 acquisition of Rod McLellan Company and the October 2004 acquisition of Smith & Hawken®. Acquisitions have inherent risks, such as obtaining necessary regulatory approvals, retaining key personnel, integration of the acquired business and achievement of planned synergies and projections. We have approximately $745 million of goodwill and intangible assets as of September 30, 2008. Uncertainty regarding the future performance of the acquired businesses could also result in future impairment charges related to the associated goodwill and intangible assets, such as the impairment charges recorded in fiscal 2006, 2007 and 2008.

Significant Agreement

If we were to commit a serious default under the Marketing Agreement with Monsanto for consumer Roundup® products, Monsanto may have the right to terminate the Marketing Agreement. If Monsanto were to terminate the Marketing Agreement for cause, we would not be entitled to any termination fee, and we would lose all, or a substantial portion, of the significant source of earnings and overhead expense absorption the Marketing Agreement provides. Monsanto may also be able to terminate the Marketing Agreement within a given region, including North America, without paying us a termination fee if unit volume sales to consumers in that region decline: (1) over a cumulative three-fiscal-year period; or (2) by more than 5% for each of two consecutive years.

Equity Ownership Concentration

Hagedorn Partnership, L.P. beneficially owned approximately 31% of our outstanding common shares as of November 21, 2008, and has sufficient voting power to significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company owns or leases, as appropriate, numerous facilities throughout the world to support each of its respective business segments.

•	Global Consumer — We own manufacturing and distribution and research and development facilities in Marysville, Ohio, research facilities in Apopka, Florida and Gervais, Oregon, and a production facility in Fort Madison, Iowa. We lease a spreader and other durable components manufacturing facility in Temecula, California. In addition, we operate 27 growing media facilities in North America — 22 of which are owned by the Company and five of which are leased. Most of our growing media facilities include production lines, warehouses, offices and field processing areas. We own five production facilities for our wild bird food operations in Indiana, South Dakota, South Carolina and Texas. Further, we own a manufacturing facility in Sutton Bridge, the United Kingdom, a blending and bagging facility for growing media in Hautmont, France and a plant in Bourth, France that we use for formulating, blending and packaging plant protection products for the consumer market. We lease most of our general office space, including business development sales offices in Atlanta, Georgia, Mooresville, North Carolina, Rolling Meadows, Illinois and Bentonville, Arkansas; the headquarters for our Canadian subsidiary in Mississauga, Ontario; the headquarters for our U.K. business in Godalming (Surrey), the United Kingdom; the headquarters for our international business (which also serves as our local French operations office) in Ecully (Lyon), France; a business office in Ingelheim, Germany; a business office in Salzburg, Austria; and a sales office in Saint Niklaas, Belgium.

•	Global Professional — We lease a controlled-release fertilizer manufacturing facility in Charleston, South Carolina, a corporate office in Waardenburg, the Netherlands and a sales office in Bramford, the United Kingdom, where we also have some supply chain services. Further, we lease sales offices in Nordhorn, Germany, Paris, France, Budapest, Hungary, Tarragona, Spain and Nairobi, Kenya, where we also lease warehouse space.

•	Global Consumer and Global Professional — In addition to the above, the Company owns or leases a number of properties that we use for both the Global Consumer and Global Professional segments of our business. We own manufacturing facilities in Howden (East Yorkshire) and Hatfield (South Yorkshire), both in the United Kingdom. Our site in Heerlen, the Netherlands includes a research facility, a distribution center and a manufacturing site for coated fertilizers for the consumer and professional markets (we own the land and the building for the manufacturing facility, but lease the distribution center building). We lease land for peat extraction in Manchester, England (Irlam Moss), Gretna, England (Solway Moss) and Dumfriesshire, Scotland (Nutberry Moss and Creca Moss), and we also lease land to stockpile harvested peat in South Lanarkshire, Scotland (Douglas Water). We own peat extraction facilities in Dumfriesshire, Scotland (Nutberry Moss), North Lanarkshire, England (Fannyside Muir), Stirlingshire, Scotland (Letham) and on two properties in South Lanarkshire, Scotland (Douglas Water & Carnwath). We own a grass seed production facility in Albany, Oregon. We lease a research and development facility in Morance, France and we own a research and development facility in Levington, the United Kingdom. We lease sales offices in Treviso, Italy and Warsaw, Poland, and we lease our Australian corporate office, located in Baulkan Hills (New South Wales), Australia.

•	Scotts LawnService® — We conduct company-owned Scotts LawnService® operations from 81 leased facilities, primarily located in industrial office parks, serving 46 metropolitan markets across the United States.

•	Corporate & Other — Our corporate headquarters are located in Marysville, Ohio. Including our Global Consumer manufacturing and distribution facilities and our research and development facilities, we own or lease approximately 750 acres in Marysville. Smith & Hawken® operates 57 retail stores in the United States, which are all leased facilities, and leases its main headquarters in Novato, California.

The Company also leases warehouse space throughout North America and continental Europe as needed.

We believe that our facilities are adequate to serve their intended purposes and that our property leasing arrangements are satisfactory.

ITEM 3.	LEGAL PROCEEDINGS

As noted in the discussion in “ITEM 1. BUSINESS — Regulatory Considerations,” “ITEM 1. BUSINESS — FIFRA Compliance, the Corresponding Governmental Investigation and Related Matters” and “ITEM 1. BUSINESS — Other Regulatory Matters,” we are involved in several pending environmental and regulatory matters. We believe that our assessment of contingencies is reasonable and that related reserves, in the aggregate, are adequate; however, there can be no assurance that the final resolution of these matters will not have a material adverse affect on our results of operations, financial position and cash flows.

Pending significant legal proceedings are as follows:

FIFRA Compliance, the Corresponding Governmental Investigation and Related Matters

The Company’s products that contain pesticides must comply with the Federal Insecticide, Fungicide, and Rodenticide Act of 1947, as amended (“FIFRA”), and be registered with the U.S. Environmental Protection Agency (“U.S. EPA”) (and similar state agencies) before they can be sold or distributed. In April 2008, the Company became aware that a former associate apparently deliberately circumvented the Company’s policies and U.S. EPA regulations under FIFRA by failing to obtain valid registrations for products and/or causing invalid product registration forms to be submitted to regulators. Since that time, the Company has been cooperating with the U.S. EPA in its civil investigation into product registration issues involving the Company and with the U.S. EPA and the U.S. DOJ in a related criminal investigation. In late April of 2008, in connection with the U.S. EPA’s investigation, the Company was required to conduct a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, the Company and the U.S. EPA agreed upon a Compliance Review Plan for conducting a comprehensive, independent review of the Company’s product registration records. Pursuant to the Compliance Review Plan, an independent third party firm, Quality Associates Incorporated (“QAI”), has been reviewing all of the Company’s U.S. pesticide product registration records. The U.S. EPA investigation and QAI review process have resulted in the issuance of a number of Stop Sale, Use or Removal Orders by the U.S. EPA that resulted in the Company’s temporarily being unable to ship or sell several products. In addition, as the QAI review process or the Company’s internal review has indicated a FIFRA registration issue or a potential FIFRA registration issue (some of which appear unrelated to the former associate), the Company has endeavored to stop shipping or selling the affected products until the issue could be resolved with the U.S. EPA.

The U.S. EPA investigation or the compliance review process may result in future state or federal action or private rights of action with respect to additional product registration issues. Until such investigation and compliance review process is complete, the Company cannot fully quantify the extent of additional issues. While the Company continues to evaluate the financial impact of the registration and recall matters, the Company currently expects total fiscal year 2008 and 2009 costs related to the recalls and known registration issues to be limited to approximately $65 million, exclusive of potential fines, penalties and/or judgments, of which approximately $51.1 million was incurred during fiscal 2008. No reserves have been established with respect to any potential fines, penalties and/or judgments at the state and/or federal level related to the product registration issues as the scope and magnitude of such amounts are not currently estimable. However, it is possible that such fines, penalties and/or judgments could be material and have an adverse effect on the Company’s financial condition, results of operations and cash flows.

On September 26, 2008, the Company, doing business as Scotts LawnService®, was named as a defendant in a purported class action filed in the U.S. District Court for the Eastern District of Michigan relating to certain pesticide products. In the suit, Mark Baumkel, on behalf of himself and the purported classes, seeks an unspecified amount of damages, plus costs and attorney fees, for alleged claims involving breach of contract, unjust enrichment and violation of the Michigan consumer protection act. Given the preliminary stages of the proceedings, no reserves have been booked at this time, and the Company intends to vigorously contest the plaintiff’s assertions.

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

The Company continues to vigorously defend against Geiger’s claims and believes that Geiger’s claims are without merit. While no accrual has been established related to this matter, the Company cannot predict the ultimate outcome with certainty. The Company had previously sued and obtained a judgment against Geiger on April 25, 2005, based on Geiger’s default on obligations to the Company. The Company is proceeding to collect that judgment.

The Scotts Company LLC v. Liberty Mutual Insurance Company

On October 25, 2006, The Scotts Company LLC (“Scotts LLC”), as successor to The Scotts Company (“Scotts”), the public company predecessor of Scotts Miracle-Gro, sued Liberty Mutual Insurance Company (“Liberty Mutual”) in the U.S. District Court for the Southern District of Ohio. In the suit, Scotts LLC sought damages and the rescission of a 2000 agreement between Scotts and Liberty Mutual that purports to be a complete buyout by Scotts of any insurance policies that Liberty Mutual might have issued to Scotts (the “2000 Agreement”).

As alleged in Scotts LLC’s complaint, in 1998, Scotts tendered certain claims to Liberty Mutual, one of its primary-layer insurers, in connection with costs incurred by Scotts for environmental liabilities. Scotts believed that it had coverage from Liberty Mutual for at least 10 years beginning in 1958, but could only locate a single policy from 1967. Liberty Mutual responded to Scotts’ tender by stating that, after conducting an internal search, Liberty Mutual did not have sufficient evidence to establish that it had ever insured Scotts before 1967. Based on Liberty Mutual’s representations and Scotts’ inability to locate any additional Liberty Mutual policies in Scotts’ own files, Scotts eventually entered into the 2000 Agreement. According to the complaint, in Fall 2006, Scotts discovered evidence confirming that, contrary to its representations during the negotiations leading to the 2000 Agreement, Liberty Mutual provided liability insurance to Scotts beginning in at least 1958 and, in fact, paid claims to third parties on Scotts’ behalf during that period.

The complaint seeks rescission of the 2000 Agreement and seeks damages based on Liberty Mutual’s breach of fiduciary duty, fraud, breach of the implied covenant of good faith and fair dealing and bad faith denial of coverage. Scotts LLC intends to prosecute these claims vigorously. Liberty Mutual has filed an answer that denies the complaint’s allegations and has moved for summary judgment against Scotts LLC’s claims. The Court has not set a trial date.

Other

The Company has been named as a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on the Company’s historic use of vermiculite in certain of its products. The complaints in these cases are not specific about the plaintiffs’ contacts with the Company or its products. The Company in each case is one of numerous defendants and none of the claims seek damages from the Company alone. The Company believes that the claims against it are without merit and is vigorously defending against them. It is not currently possible to reasonably estimate a probable loss, if any, associated with the cases and, accordingly, no accrual or reserves have been recorded in the Company’s consolidated financial statements. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

The Company is reviewing agreements and policies that may provide insurance coverage or indemnity as to these claims and is pursuing coverage under some of these agreements and policies, although there can be no assurance of the results of these efforts.

On April 27, 2007, the Company received a proposed Order On Consent from the New York State Department of Environmental Conservation (the “Proposed Order”) alleging that, during calendar year 2003, the Company and James Hagedorn, individually and as Chairman of the Board and Chief Executive Officer of the Company, unlawfully donated to a Port Washington, New York youth sports organization forty bags of Scotts® LawnPro® Annual Program Step 3 Insect Control Plus Fertilizer which, while federally registered, was allegedly not registered in the state of New York. The Proposed Order requests penalties totaling $695,000. The Company has made its position clear to the New York State Department of Environmental Conservation and is awaiting a response.

We are involved in other lawsuits and claims which arise in the normal course of our business. In our opinion, these claims individually and in the aggregate are not expected to result in a material adverse effect on our results of operations, financial position and cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders of Scotts Miracle-Gro during the fourth quarter of fiscal 2008.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Scotts Miracle-Gro, their positions and, as of November 21, 2008, their ages and years with Scotts Miracle-Gro (and its predecessors) are set forth below.

			Years with
Name	Age	Position(s) Held	Company

James Hagedorn	53	Chief Executive Officer and Chairman of the Board	21
Mark R. Baker	51	President and Chief Operating Officer	<1
Michael P. Kelty, Ph.D.	58	Executive Vice President	26
David C. Evans	45	Executive Vice President and Chief Financial Officer	15
Michael C. Lukemire	50	Executive Vice President, Global Technologies and Operations	13
Denise S. Stump	54	Executive Vice President, Global Human Resources	8
Barry W. Sanders	44	Executive Vice President, North American Business	7
Claude L. Lopez	47	Executive Vice President, International and Chief Marketing Officer	7
Vincent C. Brockman	45	Executive Vice President, General Counsel and Corporate Secretary	6

Executive officers serve at the discretion of the Board of Directors of Scotts Miracle-Gro and pursuant to employment agreements or other arrangements.

The business experience of each of the individuals listed above during at least the past five years is as follows:

Mr. Hagedorn was named Chairman of the Board of Scotts in January 2003 and named Chief Executive Officer of Scotts in May 2001. He served as President of Scotts Miracle-Gro (or its predecessor) from November 2006 until October 2008 and from May 2001 until December 2005. Mr. Hagedorn serves on the Company’s Board of Directors, a position he has held since 1995. He also serves as a director for Farms For City Kids Foundation, Inc., Nurse Family Partnership, The CDC Foundation, Embry-Riddle Aeronautical University, North Shore University Hospital (New York), Scotts Miracle-Gro Foundation and the Intrepid Sea-Air-Space Museum, all charitable organizations. Mr. Hagedorn is the brother of Katherine Hagedorn Littlefield, a director of Scotts Miracle-Gro.

Mr. Baker was named President and Chief Operating Officer of Scotts Miracle-Gro in October 2008, and continues to serve on the Company’s Board of Directors, a role he has held since 2004. From September 2002 until October 2008, Mr. Baker served as Chief Executive Officer of Gander Mountain Company, an outdoor retailer specializing in hunting, fishing and camping gear. He served as President of Gander Mountain Company from February 2004 until October 2008 and as a director of Gander Mountain Company from April 2004 until October 2008.

Dr. Kelty was named Executive Vice President of Scotts Miracle-Gro in October 2008. He served as Vice Chairman and Executive Vice President of Scotts Miracle-Gro (or its predecessor) from May 2001 until his retirement in November 2005. After his retirement, Dr. Kelty served as an hourly consultant to the Company at various times, most recently beginning in October 2007.

Mr. Evans was named Executive Vice President and Chief Financial Officer of Scotts Miracle-Gro on September 14, 2006. From October 2005 to September 2006, he served as Senior Vice President, Finance and Global Shared Services of Scotts LLC. From March 2005 to September 2005, he served as Senior Vice President, North America of Scotts LLC, and from October 2003 to March 2005, he served in the same capacity for Scotts. From June 2001 to September 2003, he served as Vice President, Finance, North America Sales of Scotts.

Mr. Lukemire was named Executive Vice President, Global Technologies and Operations of Scotts Miracle-Gro in June 2008. From August 2007 until June 2008, Mr. Lukemire served as Senior Vice President, Global Technologies and Operations of Scotts LLC. From March 2005 until August 2007, he served as Senior Vice President, Global Supply Chain of Scotts LLC, and from October 2003 to March 2005, he served in the same capacity for Scotts.

Ms. Stump was named Executive Vice President, Global Human Resources of Scotts in February 2003. She was named Senior Vice President, Global Human Resources of Scotts in October 2002. From July 2001 until October 2002, Ms. Stump served as Vice President, Human Resources North America of Scotts. From September 2000 until July 2001, Ms. Stump served as Vice President, Human Resources Technology and Operations of Scotts.

Mr. Sanders was named Executive Vice President, North America of Scotts Miracle-Gro in September 2007. From January 25, 2005 until September 2007, he served as Executive Vice President of Global Technologies and Operations of Scotts Miracle-Gro (or its predecessor), and was responsible for the Company’s supply chain and information systems as well as research and development efforts. He previously led the North American and global supply chain organizations as well as the North American sales force. In 2005, he ran the Smith & Hawken® business on an interim basis. Prior to joining the Company in 2001, he was a partner with CapGemini/Ernst & Young.

Mr. Lopez was named Executive Vice President, International and Chief Marketing Officer of Scotts Miracle-Gro in October 2007. Mr. Lopez leads marketing for all global consumer-facing business. He also has leadership responsibility for the Company’s Global Professional and Pro Seed businesses. He served as Senior Vice President, International and Chief Marketing Officer of the Company from September 2007 until October 2007. From December 2004 until September 2007, Mr. Lopez served as Senior Vice President, International of the Company. From the time Mr. Lopez joined the Company in 2001 until December 2004, he served as general manager of the Company’s French business.

Mr. Brockman was named Executive Vice President, General Counsel and Corporate Secretary of Scotts Miracle-Gro in January 2008. From February 2007 until January 2008, he served as Senior Vice President, Chief Ethics and Compliance Officer and Chief Administrative Officer of Scotts LLC. He served as Chief Administrative Officer of Scotts LLC from 2006 until February 2007. From March 2005 until February 2007, he served as Chief Ethics and Compliance Officer of Scotts LLC, and from 2004 until March 2005, he served in the same capacity for Scotts. He served as Vice President and Assistant General Counsel of Scotts from 2002 until 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of The Scotts Miracle-Gro Company (“Scotts Miracle-Gro” and, together with its subsidiaries, the “Company”) trade on the New York Stock Exchange under the symbol “SMG.” The quarterly high and low sale prices, which have not been adjusted for the special one-time cash dividend of $8.00 per share described below, for the fiscal years ended September 30, 2008 and 2007 were as follows:

	Sale Prices
	High	Low

FISCAL 2008
First quarter	$46.90	$33.50
Second quarter	$40.65	$30.51
Third quarter	$36.76	$17.79
Fourth quarter	$30.17	$16.12
FISCAL 2007
First quarter	$54.72	$44.02
Second quarter	$57.45	$40.57
Third quarter	$47.30	$42.80
Fourth quarter	$49.69	$40.60

On June 22, 2005, the Company announced that its Board of Directors had approved the establishment of a quarterly cash dividend. The $0.50 per share (adjusted for the 2-for-1 stock split distributed November 9, 2005) annual dividend has been paid in quarterly increments since the fourth quarter of fiscal 2005. In addition, the Company paid a special one-time cash dividend of $8.00 per share on March 5, 2007. The payment of future dividends, if any, on the common shares will be determined by the Board of Directors of Scotts Miracle-Gro in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. Future dividend payments are currently restricted to $55 million annually under our existing credit facilities. See discussion regarding the recapitalization plan executed in the second quarter of fiscal 2007 in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Executive Summary.” See “NOTE 11. DEBT” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding the restrictions on dividend payments.

As of November 21, 2008, there were approximately 29,000 shareholders, including holders of record and our estimate of beneficial holders.

The following table shows the purchases of common shares of Scotts Miracle-Gro (“Common Shares”) made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended September 30, 2008:

			Total Number of
			Common Shares	Maximum Number of
			Purchased as	Common Shares That
	Total Number of		Part of Publicly	May Yet Be
	Common Shares	Average Price Paid	Announced Plans or	Purchased Under the
Period	Purchased(1)	per Common Share	Programs	Plans or Programs

June 29 through July 26, 2008	798	$19.02	0	Not applicable
July 27 through August 23, 2008	0	Not applicable	Not applicable	Not applicable
August 24 through September 30, 2008	825	$25.63	0	Not applicable

Total	1,623	$22.98	0	Not applicable

(1)	Amounts in this column represent Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”). The ERP is an unfunded, non-qualified deferred compensation plan which, among other things, provides eligible employees the opportunity to defer compensation above specified statutory limits applicable to The Scotts Company LLC Retirement Savings Plan and with respect to any Executive Incentive Pay (as defined in the ERP) awarded to such eligible employees. Pursuant to the terms of the ERP, each eligible employee has the right to elect an investment fund, including a fund consisting of Common Shares (the “Scotts Miracle-Gro Common Stock Fund”), against which amounts allocated to such employee’s account under the ERP will be benchmarked (all ERP accounts are bookkeeping accounts only and do not represent a claim against specific assets of the Company). Amounts allocated to employee accounts under the ERP represent deferred compensation obligations of the Company. The Company established the rabbi trust in order to assist the Company in discharging such deferred compensation obligations. When an eligible employee elects to benchmark some or all of the amounts allocated to such employee’s account against the Scotts Miracle-Gro Common Stock Fund, the trustee of the rabbi trust purchases the number of Common Shares equivalent to the amount so benchmarked. All Common Shares purchased by the trustee are purchased on the open market and are held in the rabbi trust until such time as they are distributed pursuant to the terms of the ERP. All assets of the rabbi trust, including any Common Shares purchased by the trustee, remain, at all times, assets of the Company, subject to the claims of its creditors. The terms of the ERP do not provide for a specified limit on the number of Common Shares that may be purchased by the trustee of the rabbi trust.

None of the Common Shares purchased during the three fiscal months in the quarter ended September 30, 2008 were purchased pursuant to a publicly announced plan or program.

Recent Sales of Unregistered Securities

The Company has determined that, during a period between August 6, 2008 and October 16, 2008, the trustee of The Scotts Company LLC Retirement Savings Plan (the “RSP”) allocated to certain RSP participants’ accounts a total of 84,701 Common Shares that were not registered in accordance with the Securities Act of 1933, as amended (the “Securities Act”). The RSP is a qualified defined contribution plan that enables participants to defer some portion of their current compensation for later distribution pursuant to the terms of the RSP and to direct that such deferrals and other contributions made on such participants’ behalves be invested in one or more investment funds administered pursuant to the terms of the RSP, including the Scotts Miracle-Gro Common Stock Fund. The Securities Act requires Scotts Miracle-Gro to register Common Shares for use in connection with the RSP prior to such Common Shares being allocated to the accounts of those RSP participants who elect to invest some or all of their deferral and other contribution amounts in the Scotts Miracle-Gro Common Stock Fund.

To satisfy obligations under the RSP with respect to amounts invested in the Scotts Miracle-Gro Common Stock Fund, the trustee of the RSP purchases previously issued Common Shares on the open market. Although Common Shares purchased on the open market were registered with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Act at the time they were originally issued, such registration was effective only with respect to the original issuance of the Common Shares, and, unless an exemption from the registration requirements of the Securities Act is available, the purchased Common Shares must again be registered under the Securities Act before they can be allocated to participant accounts under the RSP. While Scotts Miracle-Gro had previously filed two Registration Statements on Form S-8 with the SEC in order to register Common Shares for use in connection with the RSP, the trustee of the RSP had allocated all available registered Common Shares to RSP participant accounts by August 6, 2008. Accordingly, Common Shares allocated to RSP participant accounts between August 6, 2008 and October 16, 2008 were not registered in accordance with the Securities Act. On October 16, 2008, Scotts Miracle-Gro filed a third Registration Statement on Form S-8 with the SEC in order to register an additional 2,500,000 Common Shares for use in connection with the RSP, and all Common Shares allocated to the RSP participant accounts after that date were registered.

Because the Common Shares allocated to RSP participant accounts between August 6, 2008 and October 16, 2008 were not registered, those RSP participants to whose accounts Common Shares were allocated during that period may have a right to rescind purchases made on their behalf through the RSP. Given an average daily closing price of $24.50 per Common Share during the period at issue, and a closing price of $26.38 per Common Share on November 21, 2008, the Company does not intend to make a rescission offer to participants in the RSP.

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Summary(1)
For the fiscal year ended September 30,
(in millions, except per share amounts)

	2008	2007	2006(2)	2005(2)	2004

OPERATING RESULTS(3):
Net sales	$2,981.8	$2,871.8	$2,697.1	$2,369.3	$2,106.5
Gross profit	939.6	1,004.5	955.9	860.4	792.4
Income from operations	98.0	277.1	252.5	200.9	252.8
Income (loss) from continuing operations (net of tax)	(10.9)	113.4	132.7	100.4	100.5
Net income (loss)	(10.9)	113.4	132.7	100.6	100.9
Depreciation and amortization	70.3	67.5	67.0	67.2	57.7
FINANCIAL POSITION:
Working capital	$366.8	$412.7	$445.8	$301.6	$396.7
Current ratio	1.5	1.7	1.9	1.6	1.9
Property, plant and equipment, net	344.1	365.9	367.6	337.0	328.0
Total assets	2,156.3	2,277.2	2,217.6	2,018.9	2,047.8
Total debt to total book capitalization(4)	69.6%	70.0%	30.8%	27.7%	41.9%
Total debt	999.5	1,117.8	481.2	393.5	630.6
Total shareholders’ equity	436.7	479.3	1,081.7	1,026.2	874.6
CASH FLOWS:
Cash flows from operating activities	$200.9	$246.6	$182.4	$226.7	$214.2
Investments in property, plant and equipment	56.1	54.0	57.0	40.4	35.1
Investments in intellectual property	4.1	—	—	—	—
Investments in acquisitions, including seller note payments	2.7	21.4	122.9	84.6	20.5
PER SHARE DATA:
Basic earnings (loss) per common share	$(0.17)	$1.74	$1.97	$1.51	$1.56
Diluted earnings (loss) per common share	(0.17)	1.69	1.91	1.47	1.52
Total cash dividends paid	32.5	543.6	33.5	8.6	—
Dividends per share(5)(6)	0.50	8.50	0.50	0.125	—
Stock price at year-end(6)	23.64	42.75	44.49	43.97	32.08
Stock price range — High(6)	46.90	57.45	50.47	43.97	34.28
Stock price range — Low(6)	16.12	40.57	37.22	30.95	27.63
OTHER:
Adjusted EBITDA(7)	$318.4	$382.6	$385.9	$291.5	$310.5
Interest coverage (Adjusted EBITDA/interest expense)(7)	3.9	5.4	9.7	7.0	6.4
Weighted average common shares outstanding	64.5	65.2	67.5	66.8	64.7
Common shares and dilutive potential common shares used in diluted EPS calculation	64.5	67.0	69.4	68.6	66.6

(1)	All common share and per share information presented in the above five-year summary have been adjusted to reflect the 2-for-1 stock split of the common shares which was distributed on November 9, 2005 to shareholders of record on November 2, 2005.

(2)	Fiscal 2006 includes Rod McLellan Company, Gutwein & Co., Inc. and certain brands and assets acquired from Turf-Seed, Inc. and Landmark Seed Company from the dates of acquisition. Fiscal 2005 includes Smith & Hawken® from the October 2, 2004 date of acquisition. See further discussion of acquisitions in “NOTE 8. ACQUISITIONS” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

(3)	Operating results include the following items segregated by lines affected as set forth on the Consolidated Statements of Operations included with the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	For the Fiscal Year Ended September 30,
	2008	2007	2006	2005	2004

Net sales includes the following relating to the Roundup® Marketing Agreement:
Net commission income, excluding the deferred contribution charge	$44.3	$41.9	$39.9	$40.4	$28.5
Reimbursements associated with the Roundup® Marketing Agreement	58.0	47.7	37.6	40.7	40.1
Deferred contribution charge	—	—	—	(45.7)	—
Cost of sales includes:
Costs associated with the Roundup® Marketing Agreement	58.0	47.7	37.6	40.7	40.1
Impairment, restructuring, and other charges (income)	15.1	—	0.1	(0.3)	0.6
Product registration and recall matters	27.2	—	—	—	—
Selling, general and administrative includes:
Restructuring and other charges	—	2.7	9.3	9.8	9.1
Impairment charges	121.7	35.3	66.4	23.4	—
Product registration and recall matters	12.7	—	—	—	—
Interest expense includes:
Costs related to refinancings	—	18.3	—	1.3	45.5

(4)	The total debt to total book capitalization percentage is calculated by dividing total debt by total debt plus shareholders’ equity.

(5)	The Company began paying a quarterly dividend of 12.5 cents per share in the fourth quarter of fiscal 2005.

(6)	The Company paid a special one-time cash dividend of $8.00 per share on March 5, 2007. Stock prices have not been adjusted for this special one-time cash dividend.

(7)	Given our significant borrowings, we view our credit facilities as material to our ability to fund operations, particularly in light of our seasonality. Please refer to “ITEM 1A. RISK FACTORS — Debt” in this Annual Report on Form 10-K for a more complete discussion of the risks associated with the Company’s debt and our credit facilities and related covenants. Our ability to generate cash flows sufficient to cover our debt service costs is essential to our ability to maintain our borrowing capacity. We believe that Adjusted EBITDA provides additional information for determining our ability to meet debt service requirements. The presentation of Adjusted EBITDA herein is intended to be consistent with the calculation of that measure as required by our borrowing arrangements, and used to calculate a leverage ratio (maximum of 4.25 at September 30, 2008) and an interest coverage ratio (minimum of 3.25 for the year ended September 30, 2008). The Company’s leverage ratio was 3.97 at September 30, 2008 and our interest coverage ratio was 3.87 for the year ended September 30, 2008.

In accordance with the terms of our credit facilities, Adjusted EBITDA is defined as net income before interest, taxes, depreciation and amortization, as well as certain other items such as the impact of discontinued operations, the cumulative effect of changes in accounting, costs associated with debt refinancings, and other non-recurring, non-cash items effecting net income. Adjusted EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by accounting principles generally accepted in the United States, and Adjusted EBITDA does not necessarily indicate whether cash flow will be sufficient to meet cash requirements.

Interest coverage is calculated as Adjusted EBITDA divided by interest expense excluding costs related to refinancings.

A numeric reconciliation of net income (loss) to Adjusted EBITDA is as follows:

	2008	2007	2006	2005	2004

Net income (loss)	$(10.9)	$113.4	$132.7	$100.6	$100.9
Interest	82.2	70.7	39.6	41.5	48.8
Income taxes	26.7	74.7	80.2	57.7	58.0
Deprecation and amortization	70.3	67.5	67.0	67.2	57.7
Loss on impairment and other charges	136.8	38.0	66.4	23.4	—
Product registration and recall matters, non-cash portion	13.3	—	—	—	—
Costs related to refinancings	—	18.3	—	1.3	45.5
Discontinued operations	—	—	—	(0.2)	(0.4)

Adjusted EBITDA	$318.4	$382.6	$385.9	$291.5	$310.5

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide an understanding of the financial condition and results of operations of The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) and its subsidiaries (collectively the “Company”), by focusing on changes in certain key measures from year-to-year. Management’s Discussion and Analysis (“MD&A”) is divided into the following sections:

•	Executive summary

•	Results of operations

•	Management’s outlook

•	Liquidity and capital resources

•	Critical accounting policies and estimates

Executive Summary

We are dedicated to delivering strong, consistent financial results and outstanding shareholder returns by providing products of superior quality and value in order to enhance consumers’ outdoor living environments. We are a leading manufacturer and marketer of consumer branded products for lawn and garden care and professional horticulture in North America and Europe. We are Monsanto’s exclusive agent for the marketing and distribution of consumer Roundup® non-selective herbicide products within the United States and other contractually specified countries. We have a presence in similar consumer branded and professional horticulture products in Australia, the Far East, Latin America and South America. In the United States, we operate Scotts LawnService®, the second largest residential lawn care service business, and Smith & Hawken®, a leading brand in the outdoor living and garden lifestyle category. In fiscal 2008, our operations were divided into the following reportable segments: Global Consumer, Global Professional, Scotts LawnService® and Corporate & Other. The Corporate & Other segment consists of the Smith & Hawken® business and corporate general and administrative expenses.

As a leading consumer branded lawn and garden company, our marketing efforts are largely focused on building brand and product level awareness to inspire consumers and create retail demand. We have successfully applied this consumer marketing focus for a number of years, consistently investing approximately 5% of our annual net sales in advertising to support and promote our products and brands. We continually explore new and innovative ways to communicate with consumers. We believe that we receive a significant return on these marketing expenditures and anticipate a similar level of advertising and marketing investments in the future, with the continuing objective of driving category growth and increasing market share.

Our sales are susceptible to global weather conditions. For instance, periods of wet weather can adversely impact sales of certain products, while increasing demand for other products. We believe that our diversified product line provides some mitigation to this risk. We also believe that our broad geographic diversification further reduces this risk.

	Percent of Net Sales
	by Quarter
	2008	2007	2006

First Quarter	10.4%	9.5%	9.3%
Second Quarter	32.1%	34.6%	33.6%
Third Quarter	39.3%	38.2%	38.9%
Fourth Quarter	18.2%	17.7%	18.2%

Due to the nature of our lawn and garden business, significant portions of our products ship to our retail customers during the second and third fiscal quarters. Our annual sales are further concentrated in the second and third fiscal quarters by retailers who increasingly rely on our ability to deliver products “in season” when consumers buy our products, thereby reducing their inventories.

Management focuses on a variety of key indicators and operating metrics to monitor the health and performance of our business. These metrics include consumer purchases (point-of-sale data), market share, net sales (including volume, pricing, product mix and foreign exchange movements), gross profit margins, income from operations, net income and earnings per share. To the extent applicable, these measures are evaluated with and without impairment, restructuring and other charges, which management believes are not indicative of the ongoing earnings capabilities of our businesses. We also focus on measures to optimize cash flow and return on invested capital, including the management of working capital and capital expenditures.

Given the Company’s historical performance and consistent cash flows, the Company has undertaken a number of actions over the past several years to return cash to our shareholders. We began paying a quarterly cash dividend of 12.5 cents per share in the fourth quarter of fiscal 2005. In fiscal 2006, the Company launched a five-year, $500 million share repurchase program pursuant to which we repurchased 2.0 million common shares for an aggregate purchase price of $87.9 million during fiscal 2006. In December 2006, the Company announced a recapitalization plan to return $750 million to the Company’s shareholders. This plan expanded and accelerated the previously announced five-year, $500 million share repurchase program (which was canceled). Pursuant to the recapitalization plan, in February 2007, the Company repurchased 4.5 million of the Company’s common shares for an aggregate purchase price of $245.5 million ($54.50 per share) and paid a special one-time cash dividend of $8.00 per share ($508 million in the aggregate) in early March 2007.

In order to fund this recapitalization, the Company entered into credit facilities totaling $2.15 billion and terminated its prior credit facility. Please refer to “NOTE 11. DEBT” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information as to the credit facilities and the repayment and termination of the Company’s prior credit facility and the Company’s 6 5/8% senior subordinated notes.

Product Registration and Recall Matters

In April 2008, the Company learned that a former associate apparently deliberately circumvented the Company’s policies and U.S. Environmental Protection Agency (“U.S. EPA”) regulations under the Federal Insecticide, Fungicide, and Rodenticide Act of 1947, as amended (“FIFRA”), by failing to obtain valid registrations for products and/or causing invalid product registration forms to be submitted to regulators. Since that time, the Company has been cooperating with the U.S. EPA in its civil investigation into pesticide product registration issues involving the Company and with the U.S. EPA and the U.S. Department of Justice (the “U.S. DOJ”) in a related criminal investigation. In late April of 2008, in connection with the U.S. EPA’s investigation, the Company was required to conduct a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, the Company and the U.S. EPA agreed upon a Compliance Review Plan for conducting a comprehensive, independent review of the Company’s product registration records. Pursuant to the Compliance Review Plan, an independent third-party firm, Quality Associates Incorporated (“QAI”), has been reviewing all of the Company’s U.S. pesticide product registration records, some of which are historical in nature and no longer support sales of the Company’s products. The Company has identified approximately 132 of the registrations under review as relating to products for which there was sales activity in the period generally representing the Company’s 2008 fiscal year (“Active Registrations”). These Active Registrations supported products which accounted for approximately $680 million of the Company’s net sales in the period. The U.S. EPA investigation and QAI review process identified several issues affecting Active Registrations which resulted in the issuance of a number of Stop Sale, Use or Removal Orders by the U.S. EPA and caused the Company to temporarily suspend sales and shipments of affected products. In addition, as the QAI review process or the Company’s internal review has identified a FIFRA registration issue or a potential FIFRA registration issue (some of which appear unrelated to the former associate), the Company has endeavored to stop selling or distributing the affected products until the issue could be resolved with the U.S. EPA.

To date, QAI has completed a review of the registration records for substantially all of the Company’s Active Registrations. Based on such review, and with the cooperation and prompt attention of the U.S. EPA, the Company believes it has restored the ability to sell and distribute products representing over 90% of the sales associated with Active Registrations; and the Company is hopeful that it will be able to satisfactorily resolve most, if not all, of the remaining issues prior to the start of the 2009 lawn and garden season. The QAI review process is expected to continue with a focus on reviewing advertising and related promotional support of our registered pesticide products.

While the Company believes it has made substantial progress toward completing the FIFRA compliance review process, the process continues and may result in future state or federal action with respect to additional product registration issues. Until such investigation is complete, the Company cannot fully quantify the extent of additional issues. Furthermore, the Company may be subject to civil or criminal fines and/or penalties or private rights of action at the state and/or federal level as a result of the product registration issues. At this time, management cannot reasonably determine the scope or magnitude of possible liabilities that could result from known or potential additional product registration issues, and no reserves for these claims have been established as of September 30, 2008. However, it is possible that such fines, penalties and/or judgments could be material and have an adverse effect on the Company’s financial condition, results of operations and cash flows.

On September 26, 2008, the Company, doing business as Scotts LawnService®, was named as a defendant in a purported class action filed in the U.S. District Court for the Eastern District of Michigan relating to certain pesticide products. In the suit, Mark Baumkel, on behalf of himself and the purported classes, seeks an unspecified amount of damages, plus costs and attorney fees, for alleged claims involving breach of contract, unjust enrichment and violation of the Michigan consumer protection act. Given the preliminary stages of the proceedings, no reserves have been booked at this time, and the Company intends to vigorously contest the plaintiff’s assertions.

In addition, in fiscal 2008 the Company conducted a voluntary recall of most of its wild bird food products due to a formulation issue. The wild bird food products had been treated with pest control additives to avoid insect infestation, especially at retail stores. While the pest control additives had been labeled for use on certain stored grains that can be processed for human and/or animal consumption, they were not labeled for use on wild bird food products. This voluntary recall was completed prior to the end of fiscal 2008.

As a result of these registration and recall matters, the Company has reversed sales associated with estimated returns of affected products, recorded an impairment estimate for affected inventory and recorded other registration and recall-related costs. The cumulative impact of these adjustments reduced income from operations by $51.1 million for the fiscal year ended September 30, 2008. While the Company continues to evaluate the financial impact of the registration and recall matters, the Company currently expects total fiscal year 2008 and 2009 costs related to the recalls and known registration issues to be limited to approximately $65 million, exclusive of potential fines, penalties and/or judgments.

Scotts Miracle-Gro is committed to providing its customers and consumers with products of superior quality and value to enhance their lawns, gardens and overall outdoor living environments. We believe consumers have come to trust our brands based on the superior quality and value they deliver, and that trust is highly valued. We are also committed to conducting business with the highest degree of ethical standards and in adherence to the law. While we are disappointed in these recent events, we believe we have made significant progress in addressing the issues and restoring customer and consumer confidence in our products.

Results of Operations

The following table sets forth the components of income and expense as a percentage of net sales for the three years ended September 30, 2008:

	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of sales	67.1	65.0	64.6
Cost of sales — impairment, restructuring and other charges	0.5	—	—
Cost of sales — product registration and recall matters	0.9	—	—

Gross profit	31.5	35.0	35.4
Operating expenses:
Selling, general and administrative	24.1	24.4	23.6
SG&A — impairment, restructuring and other charges	4.1	1.4	2.8
SG&A — product registration and recall matters	0.4	—	—
Other income, net	(0.4)	(0.4)	(0.4)

Income from operations	3.3	9.6	9.4
Costs related to refinancings	—	0.6	—
Interest expense	2.8	2.5	1.5

Income before income taxes	0.5	6.5	7.9
Income taxes	0.9	2.6	3.0

Net income (loss)	(0.4)%	3.9%	4.9%

Net Sales

Consolidated net sales for fiscal 2008 increased 3.8% to $2.98 billion from $2.87 billion in fiscal 2007, while for fiscal 2007, net sales increased 6.3% to $2.87 billion from $2.70 billion in fiscal 2006. Significantly impacting the rate of sales growth in both years were the following items:

	2008	2007

Net sales growth	3.8%	6.3%
Acquisitions	(0.3)	(1.3)
Foreign exchange rates	(2.0)	(1.6)
Product recall matters — returns	0.8	—

Adjusted net sales growth	2.3%	3.4%

Excluding the impact of pricing, Global Consumer adjusted net sales declined by 2.5% for the year. We believe this was a result of a number of factors, including the overall economic climate in the United States, as well as unfavorable early spring weather conditions. Adjusted net sales in our Global Professional segment grew 9.3% excluding the impact of pricing, driven by strong demand for the proprietary technology used in that segment. Despite a reduction in customer count, Scotts LawnService® experienced adjusted net sales growth of 1.2%, excluding the impact of pricing. Corporate & Other adjusted net sales decreased 13.8%, primarily driven by declines across all channels of the Smith & Hawken® business.

The adjusted net sales increase of 3.4% in fiscal 2007 was reflective of the weather related challenges in the largest part of our business, the Global Consumer segment. Extreme cold and wet weather in April 2007 discouraged consumer usage during this key retail selling period, and these lost opportunities were not recovered as the weather improved later in the spring. While we saw strong growth in the gardening category, in our Scotts LawnService® business, and our in Global Professional segment, the adverse impact of weather on the important lawns business in North America overshadowed these successes.

Gross Profit

As a percentage of net sales, gross profit was 31.5% of net sales for fiscal 2008 compared to 35.0% for fiscal 2007. The decrease in gross profit margin percentage was primarily driven by increased commodity costs, which unfavorably impacted all operating segments. Product registration and recall matters and impairment charges unfavorably impacted gross profit rates for fiscal 2008 by 90 basis points and 50 basis points, respectively.

As a percentage of net sales, gross profit was 35.0% of net sales for fiscal 2007 compared to 35.4% for fiscal 2006. This decline in gross profit was driven primarily by the Global Consumer segment, due almost entirely to unfavorable product mix. Strong net sales growth in the lower margin wild bird food and growing media businesses, coupled with a net sales decline in our higher margin lawns business, were the drivers behind this decrease. Offsetting this decline were gross profit improvements in our Scotts LawnService®, Smith & Hawken® and the Global Professional businesses.

Selling, General and Administrative Expenses (in millions)

	2008	2007	2006

Advertising	$142.4	$150.9	$137.3
Advertising as a percentage of net sales	4.8%	5.3%	5.1%
Other SG&A	$547.1	$519.2	$468.7
Stock-based compensation	12.5	15.5	15.7
Amortization of intangibles	15.6	15.3	15.2

	$717.6	$700.9	$636.9

Advertising expenses in fiscal 2008 were $142.4 million, a decrease of $8.5 million or 5.6% from fiscal 2007. Fiscal 2007 advertising expenses were $150.9 million, an increase of $13.6 million or 9.9% from fiscal 2006. On a percentage of net sales basis, advertising expenses were 4.8% of net sales in fiscal 2008, 5.3% in fiscal 2007 and 5.1% in fiscal 2006. The fiscal 2008 decrease as a percent of net sales was principally the result of a shift from media to consumer promotions and other trade expense, the costs of which are netted against sales rather than classified as SG&A. The fiscal 2007 increase as a percent of net sales was due to an effort to drive consumer interest and reinvigorate the lawns category following weak net sales performance in April 2007.

In fiscal 2008, other SG&A spending increased $27.9 million or 5.4% from fiscal 2007. The Company’s increased investments were focused principally within the sales force, research and development and marketing areas ($14.2 million). The increase from fiscal 2007 to fiscal 2008 was largely driven by increased investments within the North America portion of the Global Consumer segment. The adverse impact of foreign exchange rates on spending outside of the United States represented the majority of the remaining increase ($11.3 million). In fiscal 2007, other SG&A spending increased $50.5 million or 10.8% from fiscal 2006. An increase in Scotts LawnService® infrastructure ($20.4 million), the adverse effect of foreign exchange rates on spending outside the United States ($11.3 million), and a nonrecurring benefit in fiscal 2006 ($10.1 million) for an insurance recovery relating to past legal costs incurred in our defense of lawsuits regarding our use of vermiculite were the primarily drivers behind the increase from fiscal 2006 to fiscal 2007.

The majority of our stock-based awards vest over three years, with the associated expense recognized ratably over the vesting period. The decrease in stock-based compensation expense in fiscal 2008 as compared to fiscal 2007 was primarily attributable to a change in the Board of Directors equity compensation plan effective in February 2008, which resulted in the majority of associated expense being recognized ratably over the Board of Directors’ service period, compared to previous years’ grants where the associated expense was recorded entirely in the year of the grant. Additionally, the decrease in the Company’s share price during fiscal 2008 resulted in a reduction of expense for the equity awards that are expensed based on the Company’s share price.

Amortization expense of $15.6 million in fiscal 2008 is comparable to $15.3 million in fiscal 2007 and $15.2 million in fiscal 2006.

Impairment, Restructuring and Other Charges (in millions)

	2008	2007	2006

Goodwill and intangible asset impairment	$120.0	$35.3	$66.4
Property, plant and equipment impairment	1.7	—	—
SG&A — product registration and recall matters	12.7	—	—
Restructuring — severance and related	—	—	9.3
Other	—	2.7	—

	$134.4	$38.0	$75.7

During the third quarter of fiscal 2007, the Company changed the timing of its SFAS 142, “Goodwill and Other Intangible Assets” annual goodwill impairment testing from the last day of our first fiscal quarter to the first day of our fourth fiscal quarter. Moving the timing of our annual goodwill impairment testing better aligns with the seasonal nature of our business and the timing of our annual strategic planning process. In addition, the Company also changed the date of its annual indefinite life intangible impairment testing to the first day of our fourth fiscal quarter. Management engages an independent valuation firm to assist in its impairment assessment reviews.

As a result of a significant decline in the market value of the Company’s common shares during the latter half of the third fiscal quarter ended June 28, 2008, the Company’s market value of invested capital was approximately 60% of the comparable impairment metric used in our fourth quarter fiscal 2007 annual impairment testing. Management determined this was an indicator of possible goodwill impairment and, therefore, interim impairment testing was performed as of June 28, 2008.

The Company’s third quarter fiscal 2008 interim impairment review resulted in a non-cash charge of $123.3 million to reflect the decline in the fair value of certain goodwill and other assets evidenced by the decline in the Company’s common shares. No further adjustments to the goodwill portion of this impairment charge were required as a result of the completion of the SFAS 142 Step 2 evaluation in the fourth quarter of fiscal 2008. However, an additional impairment charge of $13.5 million was recorded in the fourth quarter of fiscal 2008, primarily related to leasehold improvements of Smith & Hawken®. In total, the fiscal 2008 impairment charges comprise $80.8 million for goodwill, $19.0 million related to indefinite-lived tradenames and $37.0 million for SFAS 144 long-lived assets. Of the $37.0 million impairment charge recorded for SFAS 144 long-lived assets, $15.1 million was recorded in cost of sales. On a reportable segment basis, $64.5 million of the impairment was in Global Consumer, $38.4 million was in Global Professional, with the remaining $33.9 million in Corporate & Other.

The Company recorded $12.7 million of SG&A-related product registration and recall costs during fiscal 2008 which primarily relate to third-party compliance review, legal and consulting fees.

Our fourth quarter fiscal 2007 impairment review resulted in a non-cash goodwill and intangible asset impairment charge of $35.3 million. Partially as a result of the disappointing 2007 lawn and garden season, management completed a comprehensive strategic update of its business initiatives in the fourth quarter of fiscal 2007. One outcome of this update was a decision to increase the focus of Company resources on our core consumer lawn and garden do-it-yourself businesses. This process also involved a re-evaluation of the strategy and cash flow projections surrounding our Smith & Hawken® business, which has consistently performed below expectations since it was acquired in early fiscal 2005. We revised our Smith & Hawken® strategy to reflect a scaled back retail expansion plan, with an increased focus on aggressively expanding the wholesale aspect of this business. This resulted in a decrease in our prior cash flow projections for this business, resulting in a $24.6 million goodwill impairment charge and a $4.6 million impairment charge for an indefinite-lived tradename. The Company finalized the fourth quarter fiscal 2007 SFAS 142 impairment evaluation of the Smith & Hawken® goodwill during the first quarter of fiscal 2008 and there was no change to the related impairment charge recorded in the fourth quarter of fiscal 2007.

Our fiscal 2007 fourth quarter strategic update also encompassed other areas. We remain strongly committed to the development of turfgrass varieties that could one day require less mowing, less water and fewer treatments to resist insects, weeds and disease. Our efforts to develop such turfgrass varieties include conventional breeding programs as well as research and development involving biotechnology. Our efforts to develop turfgrass varieties involving biotechnology have yielded positive results; however, the required regulatory approval process is taking longer than anticipated, impacting our ability to commercialize our innovations. As a result of our fiscal 2007 fourth quarter strategic update, we recorded a $2.2 million goodwill impairment charge related to our turfgrass biotechnology program. Similarly, a strategic update of certain information technology initiatives in our Scotts LawnService® segment resulted in a $3.9 million impairment charge.

Other charges in fiscal 2007 related to ongoing monitoring and remediation costs associated with our turfgrass biotechnology program. Restructuring activities in fiscal 2006 related primarily to organizational reductions associated with Project Excellence, initiated in the third quarter of fiscal 2005. As a result of this program, approximately 110 associates accepted early retirement or were severed during fiscal 2006.

Other Income, net

Other income, net was $10.4 million for fiscal 2008, $11.5 million for fiscal 2007 and $9.2 million for fiscal 2006. Royalty income was the most significant component of other income, approximating $9.6 million, $9.9 million and $6.8 million in fiscal 2008, 2007 and 2006, respectively.

Income from Operations

Income from operations in fiscal 2008 was $98.0 million compared to $277.1 million in fiscal 2007, a decrease of $179.1 million. Fiscal 2008 was negatively impacted by impairment charges ($136.8 million) and product registration and recall costs ($51.1 million) that, when excluded, result in income from operations of $285.9 million. Fiscal 2007 was negatively impacted by impairment and other charges ($38.0 million) that, when excluded, result in income from operations of $315.1 million. Excluding the impairment and other charges and product registration and recall costs, income from operations declined by $29.2 million in 2008, primarily driven by increased commodity costs which more than offset price increases passed onto our customers.

Income from operations in fiscal 2007 was $277.1 million compared to $252.5 million in fiscal 2006, an increase of $24.6 million. Both years were negatively impacted by impairment, restructuring and other charges that, when excluded, result in a decline of $13.1 million of income from operations in fiscal 2007 as compared to fiscal 2006. The adverse effects of weather on net sales growth coupled with a 40 basis point decline in gross profit and SG&A spending increases were the drivers behind this decline.

Interest Expense and Refinancing Activities

Interest expense in fiscal 2008 was $82.2 million compared to $70.7 million and $39.6 million in fiscal 2007 and 2006, respectively. The increase in interest expense is primarily attributable to an increase in borrowings resulting from the recapitalization transactions that were consummated during the second quarter of fiscal 2007. We also recorded $18.3 million in costs in fiscal 2007 related to the refinancing undertaken to facilitate the recapitalization transactions.

Income Taxes

The effective tax rate for fiscal 2008 was 168.6% compared to 39.7% in fiscal 2007 and 37.7% in fiscal 2006. The increase in the effective tax rate for fiscal 2008 and fiscal 2007 was due to goodwill impairment charges ($80.8 million, $26.8 million and $1.8 million in fiscal 2008, 2007 and 2006, respectively), which are not fully deductible for tax purposes. The fiscal 2008 income tax expense also includes $16.9 million of charges to fully reserve for deferred tax assets that originated as a result of impairments of the Smith & Hawken® business in fiscal 2008 and fiscal 2007. The Company has concluded that it is probable that we will not receive any future benefit from these deferred tax assets.

Net Income (Loss) and Earnings (Loss) per Share

The Company reported a net loss of $10.9 million or $0.17 per diluted share in fiscal 2008 compared to net income of $113.4 million or $1.69 per diluted share in fiscal 2007. The Company recorded $136.8 million in impairment charges, as well as $51.1 million in costs related to product registration and recall matters, in fiscal 2008. Challenging weather conditions in March 2008 negatively impacted net sales for the largest part of our business, the Global Consumer segment. Additionally, commodity costs increased significantly in fiscal 2008. Diluted weighted-average common shares outstanding decreased from 67.0 million in fiscal 2007 to 64.5 million in fiscal 2008, due to the

4.5 million common shares repurchased as part of the recapitalization consummated during the second quarter of fiscal 2007, weighted for the period outstanding, and offset by common shares issued upon the exercise of share-based awards and the vesting of restricted stock. Furthermore, 0.9 million potential common shares were excluded from the diluted loss per share calculation for fiscal 2008 because their effect is anti-dilutive. The number of potential common shares declined in fiscal 2008 as a result of a lower average market price for our common shares.

While income from operations increased $24.6 million in fiscal 2007 over fiscal 2006, net income decreased from $132.7 million or $1.91 per diluted share in fiscal 2006 to $113.4 million or $1.69 per diluted share in fiscal 2007. Adverse weather conditions negatively impacted net sales in the Global Consumer segment, particularly during the important month of April. Costs related to the refinancing, increased levels of debt and a higher weighted average interest rate resulting from the recapitalization transactions coupled with a higher effective tax rate also contributed to the decline. Diluted weighted-average common shares outstanding decreased from 69.4 million in fiscal 2006 to 67.0 million in fiscal 2007 due to the repurchase of 4.5 million of our common shares, weighted for the period outstanding, as part of the recapitalization transactions consummated in the second quarter of fiscal 2007.

Segment Results

The Company is divided into the following segments: Global Consumer, Global Professional, Scotts LawnService® and Corporate & Other. These segments differ from those used in the prior year due to the realignment of the North America and International segments into the Global Consumer and Global Professional segments. The Corporate & Other segment consists of Smith & Hawken® and corporate general and administrative expenses. The prior year amounts have been reclassified to conform to the fiscal 2008 segments. Segment performance is evaluated based on several factors, including income from operations before amortization, product registration and recall costs, and impairment, restructuring and other charges, which are not generally accepted accounting principles (“GAAP”) measures. Management uses this measure of operating profit to gauge segment performance because we believe this measure is the most indicative of performance trends and the overall earnings potential of each segment.

Net Sales by Segment (in millions)

	2008	2007	2006

Global Consumer	$2,250.1	$2,176.2	$2,089.6
Global Professional	348.8	281.9	233.4
Scotts LawnService®	247.4	230.5	205.7
Corporate & Other	158.6	184.0	169.2

Segment total	3,004.9	2,872.6	2,697.9
Roundup® amortization	(0.8)	(0.8)	(0.8)
Product registrations and recall matters-returns	(22.3)	—	—

Consolidated	$2,981.8	$2,871.8	$2,697.1

Income from Operations by Segment (in millions)

	2008	2007	2006

Global Consumer	$344.5	$379.1	$392.4
Global Professional	33.7	31.3	27.3
Scotts LawnService®	11.3	11.3	15.6
Corporate & Other	(87.2)	(90.5)	(91.0)

Segment total	302.3	331.2	344.3
Roundup® amortization	(0.8)	(0.8)	(0.8)
Other amortization	(15.6)	(15.3)	(15.2)
Product registrations and recall matters	(51.1)	—	—
Impairment of assets	(136.8)	(35.3)	(66.4)
Restructuring and other charges	—	(2.7)	(9.4)

Consolidated	$98.0	$277.1	$252.5

Global Consumer

Global Consumer segment net sales were $2.25 billion in fiscal 2008 compared to $2.18 billion in fiscal 2007, an increase of 3.4%. Within Global Consumer, North America consumer sales increased by 2.0%. Net sales of our gardening products, which consist of plant foods and growing media, increased by 0.7%, with growth driven by growing media products, where consumers continue to trade up for branded, value-added solutions. Net sales of our lawn products, comprised of fertilizers, grass seed, and durables, increased by 0.8% as the season got off to a late start, with unseasonable March weather resulting in reduced sales of higher priced lawn fertilizer combination products. Ortho® net sales decreased by 3.4% in fiscal 2008, while the net sales in the wild bird food category have increased by 20.0% primarily due to pricing, and net sales in Canada increased by 9.3% excluding the effect of foreign exchange rates. International consumer sales increased by 10.8% in 2008. Excluding foreign exchanges rates, international consumer net sales increased 2.0% driven by growth in France and Central Europe as the result of improved marketing programs and new products. This growth offset the decreased net sales in the United Kingdom where the economic environment is more challenging and competition has been more aggressive.

Global Consumer segment operating income decreased by $34.6 million or 9.1% in fiscal 2008. The decrease in operating income was driven primarily by a decrease in gross margin rates of 160 basis points. The decrease in gross margin rates was largely the result of higher commodity costs, which more than offset price increases. SG&A spending, including media advertising, increased 3.7% in fiscal 2008 primarily related to higher selling and R&D costs.

For fiscal 2007, Global Consumer segment net sales were $2.18 billion, an increase of $86.6 million or 4.1% compared to fiscal 2006. In the North American consumer business, adverse weather conditions for much of the core selling season disproportionately impacted the lawns business, resulting in a 5.6% decline in net sales. The other core businesses were less impacted by the weather, with net sales in the gardening category up 7.4% and Ortho® up 2.9%. Net sales in our wild bird food business improved by 13.5%. International consumer net sales increased by 5.5% excluding foreign exchange rates, driven by growth in our two largest markets, France and the United Kingdom. The increase in net sales for the segment did not generate the gross margin improvement needed to offset the growth in advertising and other SG&A spending, with the result being a decline in segment operating income of $13.3 million or 3.4% compared to fiscal 2006.

Global Professional

Global Professional segment net sales increased $66.9 million or 23.7% in fiscal 2008. Excluding the effect of exchange rates, net sales increased by 17.2%. Strong demand for our proprietary technology drove the sales growth of 9.3% in fiscal 2008, excluding pricing actions. The segment operating income increased by $2.4 million in fiscal 2008 as the strong growth in net sales was partially offset by increased commodity costs and SG&A spending, primarily related to selling costs.

Global Professional segment net sales increased $48.5 million or 20.8% in fiscal 2007, driven by the impact of foreign exchange rates as well as organic growth in the international professional business. The segment operating income increased by $4.0 million or 14.7% in fiscal 2007 driven by a steady gross margin on higher net sales as well as tight control over growth in SG&A spending.

Scotts LawnService®

Compared to fiscal 2007, Scotts LawnService® net sales increased 7.3% to $247.4 million in fiscal 2008. The increase for fiscal 2008 was the result of acquisition growth of 3.3%, pricing of 2.8% and organic growth of 1.2%. Despite macroeconomic pressures that have reduced customer count, the business has grown partially due to increased penetration on tree, shrub and insect services, a reduction in new customer cancel rates and reduced cancels due to issues with service or results. Additionally, the shifting of late season lawn treatments to the first quarter of fiscal 2008 positively impacted net sales. The Scotts LawnService® segment operating income is flat compared to fiscal 2007 as the net sales and gross margin growth were offset by an increase in SG&A spending.

Compared to fiscal 2006, segment net sales increased 12.1% to $230.5 million for fiscal 2007. This revenue growth was primarily attributable to an increase in average customer count. Approximately 3.6% of the revenue increase came from acquisitions completed in fiscal 2006 and fiscal 2007. Operating income decreased from $15.6 million in fiscal 2006 to $11.3 million in fiscal 2007. The decrease in operating income was primarily attributable to higher planned SG&A spending to support higher volume and continued service improvements. Improved labor productivity helped to offset higher fertilizer and fuel costs, but revenue growth was not adequate to cover the higher levels of SG&A spending due to adverse weather conditions during the important late winter/early spring period.

Corporate & Other

Net sales for the Corporate & Other segment, which pertain primarily to Smith & Hawken®, decreased $25.4 million or 13.8% in fiscal 2008. Net sales decreased across all channels of Smith & Hawken®. Additionally, the first half of fiscal 2007 benefited from initial start-up activity with Starbucks®. The operating loss for Corporate & Other decreased by $3.3 million in fiscal 2008 primarily due to lower net Corporate spending.

Net sales for the Corporate & Other segment increased $14.8 million or 8.7% in fiscal 2007 due largely to the business-to-business channel, including the initial start-up activity with Starbucks®. The operating loss for Corporate & Other decreased by $0.5 million in fiscal 2007. Spending at the Corporate level declined more than the numbers indicate for fiscal 2007, as fiscal 2006 benefited from a $10.1 million insurance recovery.

Management’s Outlook

Entering fiscal 2009, we expected net income and earnings per share, excluding impairment charges and product registration and recall costs, to be in line with the results we reported in fiscal 2008. We anticipated net sales to be flat compared to 2008, as average price increases of eight percent would be largely offset by unfavorable foreign exchange rate movements and unit volume declines. We also anticipated that gross margin rates would be in line with 2008 and that SG&A would likely grow at a minimal level.

In the early weeks of fiscal 2009, however, key commodity costs continued to trend more favorably than expected. Subsequently, several retail partners approached the Company about possibly providing private label products for them in fiscal 2009 after a major competitor unexpectedly exited the category. While we are hopeful that favorable commodity price trends will continue and that we will ultimately be successful in securing additional volume from the private label opportunities, we are mindful of the continually deteriorating outlook for consumer spending. Given the seasonality of our business (which results in a concentration of sales in the second and third fiscal quarters), it is difficult for us to predict what impact the current economic volatility will have on upcoming consumer lawn and garden spending. Nevertheless, we believe that we have more opportunity than not to exceed the financial expectations we had entering fiscal 2009.

The Company remains focused on maintaining its free cash flow and return on invested capital, both of which the Company believes are important drivers of shareholder value. Our regular quarterly dividend will allow us to continue to return funds to shareholders while maintaining our targeted capital structure.

For certain information concerning our risk factors, see “ITEM 1A. RISK FACTORS.”

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities decreased from $246.6 million in fiscal 2007 to $200.9 million in fiscal 2008. Net income (loss) plus non-cash impairment charges, non-cash costs related to refinancing, stock-based compensation expense, depreciation and amortization declined by $41.8 million from $250.5 million in fiscal 2007 to $208.7 million in fiscal 2008, primarily due to product registration and recall costs of approximately $51.1 million.

Cash provided by operating activities increased from $182.4 million in fiscal 2006 to $246.6 million in fiscal 2007. Net income plus non-cash impairment charges, non-cash costs related to refinancing, stock-based compensation expense, depreciation and amortization declined by $31.3 million from $281.8 million in fiscal 2006 to $250.5 million in fiscal 2007, primarily due to higher interest expense after our February 2007 recapitalization and lower operating income in our Global Consumer segment. Fiscal 2006 operating cash flows were unfavorably impacted by inventory and accounts receivable increases, which did not impact fiscal 2007. Furthermore, fiscal 2006 reflects a $43.0 million usage of cash to fund the Roundup® deferred contribution payment in October 2005.

The seasonal nature of our operations generally requires cash to fund significant increases in working capital (primarily inventory) during the first half of the year. Receivables and payables also build substantially in the second quarter of the year in line with the timing of sales to support our retailers’ spring selling season. These balances liquidate during the June through September period as the lawn and garden season unwinds. Unlike our core retail business, Scotts LawnService® typically has its highest receivables balances in the fourth quarter because of the seasonal timing of customer applications and extra service revenues.

Investing Activities

Cash used in investing activities was $59.1 million and $72.2 million for fiscal 2008 and 2007, respectively. Capital spending increased from $54.0 million in fiscal 2007 to $60.2 million in fiscal 2008. Capital spending in fiscal 2008 included a $4.1 million investment in intellectual property rights to certain organically derived herbicides, repellants and insecticides. For the three years ended September 30, 2008, the Company’s capital spending was allocated as follows: 50% for expansion and maintenance of Global Consumer productive assets; 12% for new productive assets supporting our Global Consumer business; 9% primarily for leasehold improvements associated with new Smith & Hawken® retail stores; 5% for expansion and upgrades of Scotts LawnService® facilities; 16% to expand our information technology capabilities; and 8% for other corporate assets. Acquisition activity in fiscal 2007 was restricted to our Scotts LawnService® business, approximating $18.7 million. There was no acquisition activity in fiscal 2008.

Financing Activities

Financing activities used cash of $123.0 million and $158.8 million in fiscal 2008 and 2007, respectively. In fiscal 2008, the cash used was primarily the result of net repayments on outstanding debt of $99.9 million and dividends paid of $32.5 million, offset by cash of $9.2 million received from the exercise of stock options. Fiscal 2007 included the recapitalization plan that returned $750 million to shareholders in addition to the repurchase of all of our 6 5/8% senior subordinated notes in an aggregate principal amount of $200 million. These actions were financed by replacing, effective February 7, 2007, our prior revolving credit facility with senior secured $2.15 billion multicurrency credit facilities that provide for revolving credit and term loans through February 7, 2012.

Credit Agreements

Our primary sources of liquidity are cash generated by operations and borrowings under our credit agreements. In connection with the recapitalization transactions discussed in “NOTE 5. RECAPITALIZATION” to the Consolidated Financial Statements included in this Annual Report on Form 10-K, in February

2007, Scotts Miracle-Gro and certain of its subsidiaries entered into the following loan facilities totaling up to $2.15 billion in the aggregate: (a) a senior secured five-year term loan facility in the principal amount of $560 million and (b) a senior secured five-year revolving loan facility in the aggregate principal amount of up to $1.59 billion. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds, Australian dollars and Canadian dollars. These $2.15 billion senior secured credit facilities replaced the Company’s former $1.05 billion senior credit facility. In addition, we used proceeds from these senior secured credit facilities to repurchase all of our then outstanding 6 5/8% senior subordinated notes in an aggregate principal amount of $200 million. Under our current structure, we may request an additional $200 million in revolving credit and/or term credit commitments, subject to approval from our lenders. As of September 30, 2008, there was $1.19 billion of availability under our senior secured credit facilities. “NOTE 11. DEBT” to the Consolidated Financial Statements included in this Annual Report on Form 10-K provides additional information pertaining to our borrowing arrangements. Although we were in compliance with all of our debt covenants throughout fiscal 2008, please see “ITEM 1A. RISK FACTORS — FIFRA Compliance, the Corresponding Governmental Investigation and Related Matters” for a discussion of the potential negative impact of such issues on our compliance with certain covenants contained in our credit agreements.

On April 11, 2007, the Company entered into a one-year Master Accounts Receivable Purchase Agreement (the “Original MARP Agreement”). On April 9, 2008, the Company terminated the Original MARP Agreement and entered into a new Master Accounts Receivable Purchase Agreement (the “New MARP Agreement”) with a stated termination date of April 8, 2009, or such later date as may be extended by mutual agreement of the Company and its lenders. The terms of the New MARP Agreement are substantially the same as the Original MARP Agreement. The New MARP Agreement provides an interest rate savings of 40 basis points as compared to borrowing under our senior secured credit facilities. The New MARP Agreement provides for the sale, on a revolving basis, of accounts receivable generated by specified account debtors, with seasonally adjusted monthly aggregate limits ranging from $10 million to $300 million. The New MARP Agreement also provides for specified account debtor sublimit amounts, which provide limits on the amount of receivables owed by individual account debtors that can be sold to the banks. Borrowings under the New MARP Agreement at September 30, 2008 were $62.1 million.

At September 30, 2008, the Company had outstanding interest rate swaps with major financial institutions that effectively converted a portion of our variable-rate debt denominated in Euros, British pounds and U.S. dollars to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $711.4 million at September 30, 2008. The term, expiration date and rates of these swaps are shown in the table below.

	Notional
	Amount in
	USD		Expiration	Fixed
Currency	(In millions)	Term	Date	Rate

British pound	$51.2	3 years	11/17/2008	4.76%
Euro	60.2	3 years	11/17/2008	2.98%
U.S. dollar	200.0	2 years	3/31/2009	4.90%
U.S. dollar	200.0	3 years	3/30/2010	4.87%
U.S. dollar	200.0	5 years	2/14/2012	5.20%

Our primary sources of liquidity are cash generated by operations and borrowings under our credit facilities. As of September 30, 2008, there was $1.19 billion of availability under our credit facilities and we were in compliance with all debt covenants. Our credit facilities contain, among other obligations, an affirmative covenant regarding the Company’s leverage ratio, calculated as indebtedness relative to our earnings before taxes, depreciation and amortization. Under the terms of the credit facilities, the permissible leverage ratio is 4.25 as of September 30, 2008, which is scheduled to decrease to 3.75 on September 30, 2009. Management continues to monitor the Company’s compliance with the leverage ratio and other covenants contained in the credit facilities and, based upon the Company’s current operating assumptions, the Company expects to remain in compliance with the permissible leverage ratio throughout fiscal 2009. However, an unanticipated charge to earnings or an increase in debt could materially affect our ability to remain in compliance with the financial covenants of our credit facilities, potentially causing us to have to seek an amendment or waiver from our lending group. While we believe we have good relationships with our banking group, given the adverse conditions currently present in the global credit markets, we can provide no assurance that such a request would be likely to result in a modified or replacement credit facility on reasonable terms, if at all.

Judicial and Administrative Proceedings

We are party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on accidents or product liability claims and alleged violations of environmental laws. We have reviewed our pending environmental and legal proceedings, including the probable outcomes, reasonably anticipated costs and expenses, and the availability and limits of our insurance coverage and have established what we believe to be appropriate reserves. Apart from the proceedings surrounding the FIFRA compliance matters, which are discussed separately, we do not believe that any liabilities that may result from pending judicial and administrative proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our future cash outflows for contractual obligations as of September 30, 2008 (in millions):

		Payments Due by Period
					More than
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	5 years

Debt obligations	$999.5	$150.0	$349.4	$496.6	$3.5
Operating lease obligations	192.2	39.0	63.9	44.7	44.6
Purchase obligations	597.3	299.8	229.0	68.5	—
Other, primarily retirement plan obligations	47.2	12.3	7.3	7.7	19.9

Total contractual cash obligations	$1,836.2	$501.1	$649.6	$617.5	$68.0

Purchase obligations primarily represent commitments for materials used in the Company’s manufacturing processes, as well as commitments for warehouse services, seed and out-sourced information services which comprise the unconditional purchase obligations disclosed in “NOTE 17. COMMITMENTS” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Other includes actuarially determined retiree benefit payments and pension funding to comply with local funding requirements. Pension funding requirements beyond fiscal 2009 are not currently determinable. The above table excludes interest payments and insurance accruals as the Company is unable to estimate the timing of the payment for these items.

The Company has no off-balance sheet financing arrangements.

In our opinion, cash flows from operations and capital resources will be sufficient to meet debt service and working capital needs during fiscal 2009, and thereafter for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control.

Regulatory Matters

We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. Apart from the proceedings surrounding the FIFRA compliance matters, which are discussed separately, we are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving these environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial position, results of operations and cash flows. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition and cash flows. Additional information on environmental matters affecting us is provided in “ITEM 1. BUSINESS — Regulatory Considerations,” “ITEM 1. BUSINESS — FIFRA Compliance, the Corresponding Governmental Investigation and Related Matters,” “ITEM 1. BUSINESS — Other Regulatory Matters” and “ITEM 3. LEGAL PROCEEDINGS” of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Certain accounting policies are particularly significant, including those related to revenue recognition, goodwill and intangibles, certain employee benefits, and income taxes. We believe these accounting policies, and others set forth in “NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to the Consolidated Financial Statements included in this Annual Report on Form 10-K, should be reviewed as they are integral to understanding our results of operations and financial position. Our critical accounting policies are reviewed periodically with the Audit Committee of the Board of Directors of Scotts Miracle-Gro.

The preparation of financial statements requires management to use judgment and make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, restructuring, environmental matters, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Although actual results historically have not deviated significantly from those determined using our estimates, our results of operations or financial position could differ, perhaps materially, from these estimates under different assumptions or conditions.

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

Long-lived Assets, including Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is provided on the straight-line method and is based on the estimated useful economic lives of the assets. Intangible assets with finite lives, and therefore subject to amortization, include technology (e.g., patents), customer relationships and certain tradenames. These intangible assets are being amortized on the straight-line method over periods typically ranging from 10 to 25 years. The Company reviews long-lived assets whenever circumstances change such that the indicated recorded value of an asset may not be recoverable.

Goodwill and Indefinite-lived Intangible Assets

We have significant investments in intangible assets and goodwill. Whenever changing conditions warrant, we review the assets that may be affected for recoverability. At least annually, we review goodwill and indefinite-lived intangible assets for impairment. As discussed in the Results of Operations section of this MD&A, during the third quarter of fiscal 2007, the Company changed the timing of its annual goodwill impairment testing from the last day of our first fiscal quarter to the first day of our fourth fiscal quarter. The review for impairment of intangibles and goodwill is primarily based on our estimates of discounted future cash flows, which are based upon budgets and longer-range strategic plans. These budgets and plans are used for internal purposes and are also the basis for communication with outside parties about future business trends. While we believe the assumptions we use to estimate future cash flows are reasonable, there can be no assurance that the expected future cash flows will be realized. As a result, impairment charges that possibly should have been recognized in earlier periods may not be recognized until later periods if actual results deviate unfavorably from earlier estimates. An asset’s value is deemed impaired if the discounted cash flows or earnings projections generated do not substantiate the carrying value of the asset. The estimation of such amounts requires management to exercise judgment with respect to revenue and expense growth rates, changes in working capital and selection of an appropriate discount rate, as applicable. The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change impairment determinations.

Fair values related to our annual impairment review of indefinite-lived tradenames and goodwill were determined using discounted cash flow models involving several assumptions. Changes in our assumptions could materially impact our fair value estimates. Assumptions critical to our fair value estimates were: (i) present value factors used in determining the fair value of the reporting units and tradenames; (ii) royalty rates used in our tradename valuations; (iii) projected average revenue growth rates used in the reporting unit and tradename models; and (iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances.

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

Contingencies

As described more fully in “NOTE 18. CONTINGENCIES” to the Consolidated Financial Statements included in this Annual Report on Form 10-K, we are involved in significant environmental and legal matters, which have a high degree of uncertainty associated with them. We continually assess the likely outcomes of these matters and the adequacy of amounts, if any, provided for their resolution. There can be no assurance that the ultimate outcomes will not differ materially from our assessment of them. There can also be no assurance that all matters that may currently be brought against us are known by us at this time.

Income Taxes

Our annual effective tax rate is established based on our pre-tax income (loss), statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. Valuation allowances are used to reduce deferred tax assets to the balance that is more likely than not to be realized. We must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowance. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and consolidated statement of operations reflect the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to this valuation allowance. We use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end.

Associate Benefits

We sponsor various post-employment benefit plans. These include pension plans, both defined contribution plans and defined benefit plans, and other post-employment benefit (“OPEB”) plans, consisting primarily of health care for retirees. For accounting purposes, the defined benefit pension and OPEB plans are dependent on a variety of assumptions to estimate the projected and accumulated benefit obligations determined by actuarial valuations. These assumptions include the following: discount rate; expected salary increases; certain employee-related factors, such as turnover, retirement age and mortality; expected return on plan assets; and health care cost trend rates. These and other assumptions affect the annual expense recognized for these plans.

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

Changes in the discount rate and investment returns can have a significant effect on the funded status of our pension plans and shareholders’ equity. We cannot predict these discount rates or investment returns with certainty and, therefore, cannot determine whether adjustments to our shareholders’ equity for minimum pension liability in subsequent years will be significant. Subsequent to September 30, 2008, investment markets have continued to decline. This has put further downward pressure on the investments of the Company’s pension plans. Management continues to monitor this situation and the potential impact on our future pension plan funding requirements and related expenses. However, we cannot predict future investment returns, and therefore cannot determine whether future pension plan funding requirements could materially and adversely affect our financial condition, results of operations and cash flows.

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

Interest Rate Risk

The Company had variable rate debt instruments outstanding at September 30, 2008 and 2007 that are impacted by changes in interest rates. As a means of managing our interest rate risk on these debt instruments, the Company enters into interest rate swap agreements to effectively convert certain variable-rate debt obligations to fixed rates.

At September 30, 2008 and September 30, 2007, the Company had outstanding interest rate swaps with major financial institutions that effectively convert a portion of our variable-rate debt to a fixed rate.

The swap agreements had a total U.S. dollar equivalent notional amount of $711.4 million and $720.0 million, respectively. Under the terms of these swaps, we paid average fixed rates of 2.98% on Euro denominated swaps, 4.76% on British pound (“GBP”) denominated swaps and 4.99% on U.S. Dollar denominated swaps.

The following table summarizes information about our derivative financial instruments and debt instruments that are sensitive to changes in interest rates as of September 30, 2008 and 2007. For debt instruments, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents expected cash flows based on notional amounts and weighted-average interest rates by contractual maturity dates. Weighted-average variable rates are based on implied forward rates in the yield curve at September 30, 2008 and 2007. A change in our variable interest rate of 1% would have a $2.7 million impact on interest expense assuming the $267.6 million of our variable-rate debt that had not been hedged via an interest rate swap at September 30, 2008 was outstanding for the entire fiscal year. The information is presented in U.S. dollars (in millions):

	Expected Maturity Date						Fair
2008	2009	2010	2011	2012	After	Total	Value

Long-term debt:
Variable rate debt	$146.7	$154.1	$193.2	$485.0	$—	$979.0	$979.0
Average rate	6.2%	6.2%	6.2%	6.2%	6.2%	6.2%	—
Interest rate derivatives:
Interest rate swaps based on U.S. Dollar, Euro and GBP LIBOR	$(0.9)	$(4.6)	$—	$(9.5)	$—	$(15.0)	$(15.0)
Average rate	4.79%	4.87%	—	5.20%	—	4.71%	—

	Expected Maturity Date						Fair
2007	2008	2009	2010	2011	After	Total	Value

Long-term debt:
Variable rate debt	$82.6	$84.0	$154.0	$193.2	$578.4	$1,092.2	$1,092.2
Average rate	6.5%	6.5%	6.5%	6.5%	6.5%	6.5%	—
Interest rate derivatives:
Interest rate swaps based on U.S. Dollar, Euro and GBP LIBOR	$1.9	$(0.9)	$(1.4)	$—	$(3.7)	$(4.1)	$(4.1)
Average rate	3.87%	4.90%	4.87%	—	5.20%	4.71%	—

Excluded from the information provided above are $20.5 million and $25.6 million at September 30, 2008 and 2007, respectively, of miscellaneous debt instruments.

Other Market Risks

Our market risk associated with foreign currency rates is not considered to be material. Through fiscal 2008, we had only minor amounts of transactions that were denominated in currencies other than the currency of the country of origin. We use foreign currency swap contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in U.S. dollars. At September 30, 2008, the notational amount of outstanding contracts was $86.4 million with a fair value of ($0.4) million. At September 30, 2007, the notional amount of outstanding contracts was $101.5 million with a fair value of ($1.3) million.

We are subject to market risk from fluctuating prices of certain raw materials, including urea, resins, fuel, grass seed and wild bird food components. Our objectives surrounding the procurement of these materials are to ensure continuous supply and to minimize costs. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. In addition, in 2007 we entered into arrangements to partially mitigate the effect of fluctuating direct and indirect fuel costs on our Global Consumer and Scotts LawnService® businesses and hedged a portion of our urea needs for fiscal 2008. We had outstanding a strip of collars for approximately 0.5 million gallons of fuel at September 30, 2007. There were no outstanding derivatives for fuel at September 30, 2008. We also had hedging arrangements for 48,500 and 45,000 aggregate tons of urea at September 30, 2008 and 2007, respectively. The fair value of the 48,500 aggregate tons at September 30, 2008 was ($8.5) million, while the fair value of the 45,000 aggregate tons at September 30, 2007 was $1.0 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and other information required by this Item are contained in the consolidated financial statements, notes thereto and schedule listed in the “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 60 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the principal executive officer and the principal financial officer of The Scotts Miracle-Gro Company (the “Registrant”), the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that:

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

Management’s Annual Report on Internal Control Over Financial Reporting

The “Annual Report of Management on Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 61 of this Annual Report on Form 10-K.

Attestation Report of Independent Registered Public Accounting Firm

The “Report of Independent Registered Public Accounting Firm” required by Item 308(b) of SEC Regulation S-K is included on page 62 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of The Scotts Miracle-Gro Company (“Scotts Miracle-Gro” or the “Registrant”) and the nominees for re-election as directors of Scotts Miracle-Gro at the Annual Meeting of Shareholders to be held on January 22, 2009 (the “2009 Annual Meeting”) is incorporated herein by reference from the disclosure which will be included under the caption “PROPOSAL NUMBER 1 — ELECTION OF DIRECTORS” in Scotts Miracle-Gro’s definitive Proxy Statement relating to the 2009 Annual Meeting (“Scotts Miracle-Gro’s Definitive Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Scotts Miracle-Gro’s fiscal year ended September 30, 2008.

The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Scotts Miracle-Gro is incorporated herein by reference from the disclosure included under the caption “SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT” in Part I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in Scotts Miracle-Gro’s Definitive Proxy Statement.

Procedures for Recommending Director Nominees

Information concerning the procedures by which shareholders of Scotts Miracle-Gro may recommend nominees to Scotts Miracle-Gro’s Board of Directors is incorporated herein by reference from the disclosures which will be included under the captions “CORPORATE GOVERNANCE — Nominations of Directors” and “MEETINGS AND COMMITTEES OF THE BOARD — Committees of the Board — Governance and Nominating Committee” in Scotts Miracle-Gro’s Definitive Proxy Statement. These procedures have not materially changed from those described in Scotts Miracle-Gro’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders held on January 31, 2008.

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

Committee Charters; Code of Business Conduct and Ethics; Corporate Governance Guidelines

The Board of Directors of the Registrant has adopted charters for each of the Audit Committee, the Governance and Nominating Committee, the Compensation and Organization Committee, the Finance Committee and the Innovation & Technology Committee as well as Corporate Governance Guidelines as contemplated by the applicable sections of the New York Stock Exchange Listed Company Manual.

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

The text of the Registrant’s Code of Business Conduct and Ethics, the Registrant’s Corporate Governance Guidelines, the Audit Committee charter, the Governance and Nominating Committee charter, the Compensation and Organization Committee charter, the Finance Committee charter and the Innovation & Technology Committee charter are posted under the “Corporate Governance” link on the Registrant’s Internet website located at http://investor.scotts.com. Interested persons and shareholders of Scotts Miracle-Gro may also obtain copies of each of these documents without charge by writing to The Scotts Miracle-Gro Company, Attention: Corporate Secretary, 14111 Scottslawn Road, Marysville, Ohio 43041. In addition, a copy of the Code of Business Conduct and Ethics, as amended on November 2, 2006, is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosures which will be included under the captions “EXECUTIVE COMPENSATION” and “NON-EMPLOYEE DIRECTOR COMPENSATION” in Scotts Miracle-Gro’s Definitive Proxy Statement.

The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “MEETINGS AND COMMITTEES OF THE BOARD — Compensation and Organization Committee Interlocks and Insider Participation” in Scotts Miracle-Gro’s Definitive Proxy Statement.

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

Certain Relationships and Related Person Transactions

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosures which will be included under the captions “PROPOSAL NUMBER 1 — ELECTION OF DIRECTORS,” “BENEFICIAL OWNERSHIP OF SECURITIES OF THE COMPANY” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in Scotts Miracle-Gro’s Definitive Proxy Statement.

Director Independence

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosures which will be included under the captions “CORPORATE GOVERNANCE — Director Independence” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in Scotts Miracle-Gro’s Definitive Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the disclosures which will be included under the captions “PROPOSAL NUMBER 2 — RATIFICATION OF THE SELECTION OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Fees of the Independent Registered Public Accounting Firm” and “PROPOSAL NUMBER 2 — RATIFICATION OF THE SELECTION OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Pre-Approval of Services Performed by the Independent Registered Public Accounting Firm” in Scotts Miracle-Gro’s Definitive Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

1 and 2. Financial Statements and Financial Statement Schedule:

The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K. Reference is made to the “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 60 herein.

3. Exhibits:

The exhibits listed on the “Index to Exhibits” beginning on page 110 of this Annual Report on Form 10-K are filed with this Annual Report on Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits.” The following table provides certain information concerning each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K or incorporated herein by reference.

MANAGEMENT CONTRACTS AND COMPENSATORY PLANS AND ARRANGEMENTS

Exhibit
No.	Description	Location

10.1(a)	The Scotts Company LLC Excess Benefit Plan for Grandfathered Associates as of January 1, 2005 (executed as of September 30, 2008)	*

10.1(b)	The Scotts Company LLC Excess Benefit Plan for Non Grandfathered Associates as of January 1, 2005 (executed as of November 20, 2008)	*

10.2(a)(i)	The Scotts Company LLC Amended and Restated Executive/Management Incentive Plan (approved on November 7, 2007 and effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(b)(2)]

10.2(a)(ii)	Amendment to The Scotts Company LLC Amended and Restated Executive/Management Incentive Plan (effective as of November 5, 2008) [amended the name of the plan to be The Scotts Company LLC Amended and Restated Executive Incentive Plan]	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 12, 2008 (File No. 1-13292) [Exhibit 10.2]

10.2(b)(i)	Specimen form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive Incentive Plan) [2005 version]	*

10.2(b)(ii)	Specimen form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive Incentive Plan) [post — 2005 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 (File No. 1-13292) [Exhibit 10.1]

10.2(c)	Executive Officers of The Scotts Miracle-Gro Company who are parties to form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Amended and Restated Executive Incentive Plan	*

10.3	The Scotts Company LLC Supplemental Incentive Plan for the fiscal year ended September 30, 2008	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2008 (File No. 1-13292) [Exhibit 10(c)]

10.4(a)	The Scotts Miracle-Gro Company Amended and Restated 1996 Stock Option Plan (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(d)(4)]

10.4(b)	Specimen form of Stock Option Agreement for Non-Qualified Stock Options granted to employees under The Scotts Company 1996 Stock Option Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 1996 Stock Option Plan)	Incorporated herein by reference to the Current Report of The Scotts Company, an Ohio corporation (“Scotts”), on Form 8-K filed November 19, 2004 (File No. 1-13292) [Exhibit 10.7]

Exhibit
No.	Description	Location

10.5(a)(i)	The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [executed on November 19, 1998 and effective as of January 1, 1999]	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on October 9, 2008 (File No. 333-153925) [Exhibit 4.4]

10.5(a)(ii)	First Amendment to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [executed as of December 23, 1998 and effective as of January 1, 1999]	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on October 9, 2008 (File No. 333-153925) [Exhibit 4.5]

10.5(a)(iii)	Second Amendment to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [executed as of January 14, 2000 and effective as of January 1, 2000]	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on October 9, 2008 (File No. 333-153925) [Exhibit 4.6]

10.5(a)(iv)	Third Amendment to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [executed as of December 1, 2002 and effective as of January 1, 2003]	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on October 9, 2008 (File No. 333-153925) [Exhibit 4.7]

10.5(a)(v)	Fourth Amendment to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [executed as of May 5, 2004 and effective as of January 1, 2004]	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on October 9, 2008 (File No. 333-153925) [Exhibit 4.8]

10.5(a)(vi)	Fifth Amendment to The Scotts Company Executive Retirement Plan (executed on May 6, 2005 and effective as of March 18, 2005) [amended the name of the plan to be The Scotts Company LLC Executive Retirement Plan]	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on October 9, 2008 (File No. 333-153925) [Exhibit 4.9]

10.5(a)(vii)	Sixth Amendment to The Scotts Company LLC Executive Retirement Plan (executed and effective as of October 8, 2008)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 15, 2008 (File No. 1-13292) [Exhibit 10.1.7]

10.5(b)(i)	Trust Agreement between The Scotts Company and Fidelity Management Trust Company for The Scotts Company Nonqualified Deferred Compensation Trust established to assist in discharging obligations under The Scotts Company Nonqualified Deferred Compensation Plan (now known as The Scotts Company LLC Executive Retirement Plan), dated as of January 1, 1998	*

10.5(b)(ii)	First Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Nonqualified Deferred Compensation Plan (now known as The Scotts Company LLC Executive Retirement Plan), dated as of March 24, 1998	*

Exhibit
No.	Description	Location

10.5(b)(iii)	Second Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Nonqualified Deferred Compensation Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of January 15, 1999]	*

10.5(b)(iv)	Third Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Nonqualified Deferred Compensation Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of July 1, 1999]	*

10.5(b)(v)	Fourth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of August 1, 1999]	*

10.5(b)(vi)	Fifth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of December 20, 2000]	*

10.5(b)(vii)	Sixth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [effective as of November 29, 2001]	*

10.5(b)(viii)	Seventh Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of September 1, 2002]	*

10.5(b)(ix)	Eighth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of December 31, 2002]	*

10.5(b)(x)	Ninth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of October 15, 2004]	*

Exhibit
No.	Description	Location

10.5(b)(xi)	Tenth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company LLC with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of October 2, 2006]	*

10.5(b)(xii)	Eleventh Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company LLC with regard to The Scotts Company LLC Executive Retirement Plan (dated as of February 9, 2007)	*

10.5(c)	Form of Executive Retirement Plan Retention Award Agreement between The Scotts Company LLC and each of David C. Evans, Barry W. Sanders, Denise S. Stump, Michael C. Lukemire and Vincent C. Brockman (entered into on November 4, 2008)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 15, 2008 (File No. 1-13292) [Exhibit 10.2]

10.6(a)	The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(j)(3)]

10.6(b)(i)	Specimen form of Award Agreement for Directors used to evidence grants of Nonqualified Stock Options made under The Scotts Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [2003 version]	Incorporated herein by reference to Scotts’ Current Report on Form 8-K filed November 19, 2004 (File No. 1-13292) [Exhibit 10.9]

10.6(b)(ii)	Specimen form of Award Agreement for Directors used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [post-2003 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-13292) [Exhibit 10(v)]

10.6(c)(i)	Specimen form of Award Agreement for Nondirectors used to evidence grants of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock and Performance Stock made under The Scotts Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [pre-December 1, 2004 version]	Incorporated herein by reference to Scotts’ Current Report on Form 8-K filed November 19, 2004 (File No. 1-13292) [Exhibit 10.8]

10.6(c)(ii)	Specimen form of Award Agreement for Nondirectors used to evidence grants of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock and Performance Shares made under The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [ post-December 1, 2004 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-13292) [Exhibit 10(u)]

Exhibit
No.	Description	Location

10.7(a)	The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(r)(2)]

10.7(b)(i)	Specimen form of Award Agreement for Nonemployee Directors used to evidence grants of Time-Based Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-13292) [Exhibit 10.3]

10.7(b)(ii)	Specimen form of Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-December 20, 2007 version)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-13292) [Exhibit 10(l)]

10.7(b)(iii)	Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-February 3, 2008 version)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-13292) [Exhibit 10(m)]

10.7(c)(i)	Specimen form of Award Agreement used to evidence grants of Restricted Stock Units, Performance Shares, Nonqualified Stock Options, Incentive Stock Options, Restricted Stock and Stock Appreciation Rights made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [pre-October 30, 2007 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 1-13292) [Exhibit 10(b)]

10.7(c)(ii)	Specimen form of Award Agreement for Employees used to evidence grants of Nonqualified Stock Options, Restricted Stock, Performance Shares and Restricted Stock Units made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [French Specimen] (pre-November 6, 2007 version)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2006 (File No. 1-13292) [Exhibit 10.4]

10.7(d)(i)	Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-October 8, 2008 version)	*

10.7(d)(ii)	Special Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) evidencing grant of Restricted Stock Units made on October 8, 2008 to Mark R. Baker under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	*

Exhibit
No.	Description	Location

10.7(d)(iii)	Special Restricted Stock Unit Award Agreement evidencing grant of Restricted Stock Units made on November 4, 2008 to Claude Lopez under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	*

10.7(e)(i)	Specimen form of Performance Share Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Performance Shares which may be made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [post-October 30, 2007 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(t)(5)]

10.7(e)(ii)	Special Performance Share Award Agreement (with Related Dividend Equivalents) evidencing grant of Performance Shares made on October 30, 2007 to Barry W. Sanders under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (executed by The Scotts Miracle-Gro Company on December 20, 2007 and by Barry W. Sanders on January 7, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-13292) [Exhibit 10(n)]

10.7(f)(i)	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [October 30, 2007 through October 8, 2008 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(t)(3)]

10.7(f)(ii)	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-October 8, 2008 version)	*

10.7(f)(iii)	Special Nonqualified Stock Option Award Agreement for Employees evidencing grant of Nonqualified Stock Options made on October 8, 2008 to Mark R. Baker under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	*

10.7(f)(iv)	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (French Specimen)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2008 (File No. 1-13292) [Exhibit 10(c)(2)]

10.7(g)(i)	Form of letter agreement amending grants of Restricted Stock made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [effective as of October 30, 2007]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(t)(2)]

Exhibit
No.	Description	Location

10.7(g)(ii)	Specimen form of Restricted Stock Award Agreement for Employees used to evidence grants of Restricted Stock made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [October 30, 2007 through October 8, 2008 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(t)(4)]

10.7(g)(iii)	Specimen form of Restricted Stock Award Agreement for Employees used to evidence grants of Restricted Stock which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (effective October 8, 2008)	*

10.7(g)(iv)	Special Restricted Stock Award Agreement for Employees evidencing grant of Restricted Stock made on October 8, 2008 to Dr. Michael Kelty under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	*

10.7(g)(v)	Special Restricted Stock Award Agreement for Employees evidencing grant of Restricted Stock made on October 1, 2008 to Mark R. Baker under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	*

10.7(g)(vi)	Specimen form of Restricted Stock Award Agreement for Employees used to evidence grants of Restricted Stock which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (French Specimen) [post-November 6, 2007 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2008 (File No. 1-13292) [Exhibit 10(c)(1)]

10.8(a)	The Scotts Miracle-Gro Company Discounted Stock Purchase Plan (As Amended and Restated as of January 26, 2006; Reflects 2-for-1 Stock Split Distributed on November 9, 2005)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-13292) [Exhibit 10.1]

10.8(b)	Amendment to The Scotts Miracle-Gro Company Discounted Stock Purchase Plan (effective as of November 6, 2008)	*

10.9	Summary of Compensation for Directors of The Scotts Miracle-Gro Company (effective as of February 4, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-13292) [Exhibit 10(r)]

10.10	Employment Agreement, dated as of May 19, 1995, between The Scotts Company and James Hagedorn	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (File No. 1-11593) [Exhibit 10(p)]

Exhibit
No.	Description	Location

10.11(a)	Letter agreement, dated June 5, 2000 and accepted by Mr. Norton on June 8, 2000, between The Scotts Company and Patrick J. Norton	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 1-13292) [Exhibit 10(q)]

10.11(b)	Letter agreement, dated November 5, 2002, and accepted by Mr. Norton on November 22, 2002, pertaining to the terms of employment of Patrick J. Norton through December 31, 2005, and superseding certain provisions of the letter agreement, dated June 5, 2000, between The Scotts Company and Mr. Norton	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 1-13292) [Exhibit 10(q)]

10.11(c)	Letter of Extension, dated October 25, 2005, between The Scotts Miracle-Gro Company and Patrick J. Norton	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 14, 2005 (File No. 1-13292) [Exhibit 10.3]

10.12	Employment Agreement, effective as of October 1, 2007, between The Scotts Company LLC and Barry W. Sanders (executed by Mr. Sanders on November 16, 2007 and on behalf of The Scotts Company LLC on November 19, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(m)]

10.13	Employment Contract for an Unlimited Time, effective as of July 1, 2001, between The Scotts Company (now known as The Scotts Company LLC) and Claude Lopez [English Translation -- Original in French]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(n)]

10.14	Employment Agreement for David C. Evans, executed on behalf of The Scotts Company LLC on November 19, 2007 and by David C. Evans on December 3, 2007 and effective as of October 1, 2007	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 7, 2007 (File No. 1-13292) [Exhibit 10.1]

10.15	Employment Agreement for Denise S. Stump, executed on behalf of The Scotts Company LLC on November 19, 2007 and by Denise S. Stump on December 11, 2007 and effective as of October 1, 2007	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 17, 2007 (File No. 1-13292) [Exhibit 10.1]

10.16(a)	Employment Agreement for Vincent Brockman, executed on behalf of The Scotts Miracle-Gro Company and by Vincent Brockman on May 24, 2006 and effective as of March 1, 2006 (effective until June 1, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-13292) [Exhibit 10(q)]

10.16(b)	Employment Agreement for Vincent C. Brockman, effective as of June 1, 2008, between The Scotts Company LLC and Vincent C. Brockman (executed by Mr. Brockman on June 26, 2008 and on behalf of The Scotts Company LLC on June 27, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2008 (File No. 1-13292) [Exhibit 10(d)]

Exhibit
No.	Description	Location

10.17	Employment Agreement for Mark R. Baker, effective October 1, 2008, between The Scotts Company LLC and Mark R. Baker (executed by Mr. Baker on September 9, 2008 and on behalf of The Scotts Company LLC on September 10, 2008)	*

*	Filed herewith.

(b)	EXHIBITS

The exhibits listed on the “Index to Exhibits” beginning on page 110 of this Annual Report on Form 10-K are filed with this Annual Report on Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits.”

(c)	FINANCIAL STATEMENT SCHEDULE

The financial statement schedule filed with this Annual Report on Form 10-K is submitted in a separate section hereof. For a description of such financial statement schedule, see “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 60 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY
Dated: November 25, 2008	By: /s/ James Hagedorn James Hagedorn, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark R. Baker Mark R. Baker	President, Chief Operating Officer and Director	November 25, 2008

/s/ Arnold W. Donald* Arnold W. Donald	Director	November 25, 2008

/s/ David C. Evans David C. Evans	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 25, 2008

/s/ Joseph P. Flannery* Joseph P. Flannery	Director	November 25, 2008

/s/ James Hagedorn James Hagedorn	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	November 25, 2008

/s/ Thomas N. Kelly Jr. * Thomas N. Kelly Jr.	Director	November 25, 2008

/s/ Carl F. Kohrt, Ph.D.* Carl F. Kohrt, Ph.D.	Director	November 25, 2008

/s/ Katherine Hagedorn Littlefield* Katherine Hagedorn Littlefield	Director	November 25, 2008

/s/ Karen G. Mills* Karen G. Mills	Director	November 25, 2008

/s/ Nancy G. Mistretta* Nancy G. Mistretta	Director	November 25, 2008

/s/ Patrick J. Norton* Patrick J. Norton	Director	November 25, 2008

Signature	Title	Date

/s/ Stephanie M. Shern* Stephanie M. Shern	Director	November 25, 2008

/s/ John S. Shiely* John S. Shiely	Director	November 25, 2008

*	The undersigned, by signing his name hereto, does hereby sign this Report on behalf of each of the directors of the Registrant identified above pursuant to Powers of Attorney executed by the directors identified above, which Powers of Attorney are filed with this Report as exhibits.

By:	/s/ David C. Evans
David C. Evans, Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Page

Consolidated Financial Statements of The Scotts Miracle-Gro Company and Subsidiaries:
Annual Report of Management on Internal Control Over Financial Reporting	61
Reports of Independent Registered Public Accounting Firm	62
Consolidated Statements of Operations for the fiscal years ended September 30, 2008, 2007 and 2006	64
Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2008, 2007 and 2006	65
Consolidated Balance Sheets at September 30, 2008 and 2007	66
Consolidated Statements of Shareholders’ Equity for the fiscal years ended September 30, 2008, 2007 and 2006	67
Notes to Consolidated Financial Statements	68
Schedule Supporting the Consolidated Financial Statements:
Schedule II — Valuation and Qualifying Accounts for the fiscal years ended September 30, 2008, 2007 and 2006	109
EX-4.4
EX-10.1.A
EX-10.1.B
EX-10.2.B.I
EX-10.2.C
EX-10.5.B.I
EX-10.5.B.II
EX-10.5.B.III
EX-10.5.B.IV
EX-10.5.B.V
EX-10.5.B.VI
EX-10.5.B.VII
EX-10.5.B.VIII
EX-10.5.B.IX
EX-10.5.B.X
EX-10.5.B.XI
EX-10.5.B.XII
EX-10.7.D.I
EX-10.7.D.II
EX-10.7.D.III
EX-10.7.F.II
EX-10.7.F.III
EX-10.7.G.III
EX-10.7.G.IV
EX-10.7.G.V
EX-10.8.B
EX-10.17
EX-10.18.B
EX-21
EX-23
EX-24
EX-31.1
EX-31.B
EX-32

All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required or are not applicable, or the required information has been presented in the Consolidated Financial Statements or Notes thereto.

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

Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2008, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

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

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2008, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. We reviewed the results of management’s assessment with the Audit Committee of the Board of Directors of The Scotts Miracle-Gro Company.

Our independent registered public accounting firm, Deloitte & Touche LLP, independently audited our internal control over financial reporting and has issued their report which appears herein.

/s/ James Hagedorn	/s/ David C. Evans
James Hagedorn	David C. Evans
Chief Executive Officer	Executive Vice President
and Chairman of the Board	and Chief Financial Officer
Dated: November 25, 2008	Dated: November 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Scotts Miracle-Gro Company
Marysville, Ohio

We have audited the accompanying consolidated balance sheets of The Scotts Miracle-Gro Company and Subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the financial statements, on September 30, 2007, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 25, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Columbus, Ohio
November 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Scotts Miracle-Gro Company
Marysville, Ohio

We have audited the internal control over financial reporting of The Scotts Miracle-Gro Company and Subsidiaries (the “Company”) as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended September 30, 2008 of the Company and our report dated November 25, 2008 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans on September 30, 2007.

Columbus, Ohio
November 25, 2008

The Scotts Miracle-Gro Company
Consolidated Statements of Operations
for the fiscal years ended September 30, 2008, 2007 and 2006
(in millions, except per share data)

	2008	2007	2006

Net sales	$2,981.8	$2,871.8	$2,697.1
Cost of sales	1,999.9	1,867.3	1,741.1
Cost of sales — impairment, restructuring and other charges	15.1	—	0.1
Cost of sales — product registration and recall matters	27.2	—	—

Gross profit	939.6	1,004.5	955.9
Operating expenses:
Selling, general and administrative	717.6	700.9	636.9
Impairment, restructuring and other charges	121.7	38.0	75.7
Product registration and recall matters	12.7	—	—
Other income, net	(10.4)	(11.5)	(9.2)

Income from operations	98.0	277.1	252.5
Costs related to refinancing	—	18.3	—
Interest expense	82.2	70.7	39.6

Income before income taxes	15.8	188.1	212.9
Income taxes	26.7	74.7	80.2

Net income (loss)	$(10.9)	$113.4	$132.7

Basic earnings (loss) per common share	$(0.17)	$1.74	$1.97

Diluted earnings (loss) per common share	$(0.17)	$1.69	$1.91

See Notes to Consolidated Financial Statements.

The Scotts Miracle-Gro Company
Consolidated Statements of Cash Flows
for the fiscal years ended September 30, 2008, 2007 and 2006
(in millions)

	2008	2007	2006

OPERATING ACTIVITIES
Net income (loss)	$(10.9)	$113.4	$132.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment and other charges	136.8	38.0	66.4
Costs related to refinancing	—	18.3	—
Stock-based compensation expense	12.5	13.3	15.7
Depreciation	53.9	51.4	51.0
Amortization	16.4	16.1	16.0
Deferred taxes	(16.5)	6.3	(0.4)
Loss (gain) on sale of property, plant and equipment	1.0	(0.4)	(0.5)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(15.7)	(4.2)	(37.6)
Inventories	(17.9)	13.2	(60.6)
Prepaid and other current assets	(2.6)	(6.9)	(3.6)
Accounts payable	9.4	(3.5)	34.3
Accrued taxes and liabilities	31.7	(2.0)	(33.4)
Restructuring reserves	(1.4)	(5.0)	(9.2)
Other non-current items	14.4	6.8	2.0
Other, net	(10.2)	(8.2)	9.6

Net cash provided by operating activities	200.9	246.6	182.4

INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	1.1	0.5	1.3
Investments in property, plant and equipment	(56.1)	(54.0)	(57.0)
Investments in intellectual property	(4.1)	—	—
Investments in acquired businesses, net of cash acquired	—	(18.7)	(118.4)

Net cash used in investing activities	(59.1)	(72.2)	(174.1)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	942.1	2,519.2	746.9
Repayments under revolving and bank lines of credit and term loans	(1,042.0)	(1,710.5)	(691.7)
Repayment of 6 5/8% senior subordinated notes	—	(209.6)	—
Financing and issuance fees	—	(13.0)	—
Dividends paid	(32.5)	(543.6)	(33.5)
Payments on sellers notes	(2.7)	(2.7)	(4.5)
Purchase of common shares	—	(246.8)	(87.9)
Excess tax benefits from share-based payment arrangements	2.9	19.0	6.2
Cash received from exercise of stock options	9.2	29.2	17.6

Net cash used in financing activities	(123.0)	(158.8)	(46.9)

Effect of exchange rate changes	(2.0)	4.2	6.5

Net increase (decrease) in cash	16.8	19.8	(32.1)
Cash and cash equivalents, beginning of year	67.9	48.1	80.2

Cash and cash equivalents, end of year	$84.7	$67.9	$48.1

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of interest capitalized	(82.0)	(75.9)	(38.2)
Income taxes paid	(36.8)	(65.2)	(60.3)

See Notes to Consolidated Financial Statements.

The Scotts Miracle-Gro Company
Consolidated Balance Sheets
September 30, 2008 and 2007
(in millions except per share data)

	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$84.7	$67.9
Accounts receivable, less allowances of $10.6 in 2008 and $11.4 in 2007	259.8	248.3
Accounts receivable pledged	146.6	149.5
Inventories, net	415.9	405.9
Prepaid and other assets	137.9	127.7

Total current assets	1,044.9	999.3
Property, plant and equipment, net	344.1	365.9
Goodwill	377.7	462.9
Intangible assets, net	367.2	418.8
Other assets	22.4	30.3

Total assets	$2,156.3	$2,277.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$150.0	$86.4
Accounts payable	207.6	202.5
Accrued liabilities	314.2	286.8
Accrued taxes	6.3	10.9

Total current liabilities	678.1	586.6
Long-term debt	849.5	1,031.4
Other liabilities	192.0	179.9

Total liabilities	1,719.6	1,797.9

Commitments and contingencies (Notes 2, 16, 17 and 18)
Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share; shares issued and outstanding of 65.2 in 2008 and 64.1 in 2007	472.4	480.3
Retained earnings	216.7	260.5
Treasury shares, at cost; 3.4 shares in 2008 and 4.0 shares in 2007	(185.3)	(219.5)
Accumulated other comprehensive loss	(67.1)	(42.0)

Total shareholders’ equity	436.7	479.3

Total liabilities and shareholders’ equity	$2,156.3	$2,277.2

See Notes to Consolidated Financial Statements.

The Scotts Miracle-Gro Company
Consolidated Statements of Shareholders’ Equity
for the fiscal years ended September 30, 2008, 2007 and 2006
(in millions)

								Accumulated
			Capital in					Other
	Common Stock		Excess of	Deferred	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Stated Value	Compensation	Earnings	Shares	Amount	Income/(loss)	Total

Balance, September 30, 2005	67.8	0.3	503.2	(12.2)	591.5	—	—	(56.6)	1,026.2
Net income					132.7				132.7
Foreign currency translation								(1.5)	(1.5)
FAS 123(R) reclassification			(12.2)	12.2					—
Minimum pension liability, net of tax								6.5	6.5

Comprehensive income									137.7
Stock-based compensation expense			15.7						15.7
Cash dividends paid ($0.50 per share)					(33.5)				(33.5)
Treasury stock purchases						2.0	(87.9)		(87.9)
Treasury stock issuances			(21.4)			(0.5)	21.4		—
Issuance of common shares	0.3		23.5						23.5

Balance, September 30, 2006	68.1	0.3	508.8	—	690.7	1.5	(66.5)	(51.6)	1,081.7
Net income					113.4				113.4
Foreign currency translation								4.9	4.9
Unrecognized loss on derivatives, net of tax								(2.4)	(2.4)
Minimum pension liability, net of tax								20.4	20.4

Comprehensive income									136.3
Adjustment to initially apply SFAS 158, net of tax								(13.3)	(13.3)
Stock-based compensation expense (non-cash)			13.3						13.3
Cash dividends paid ($8.50 per share)					(543.6)				(543.6)
Treasury stock purchases						4.5	(246.8)		(246.8)
Treasury stock issuances			(42.1)			(2.0)	93.8		51.7

Balance, September 30, 2007	68.1	0.3	480.0	—	260.5	4.0	(219.5)	(42.0)	479.3
Net loss					(10.9)				(10.9)
Foreign currency translation								8.5	8.5
Unrecognized loss on derivatives, net of tax								(13.5)	(13.5)
Pension and other postretirement liabilities, net of tax								(20.1)	(20.1)

Comprehensive loss									(36.0)
Adjustment to initially apply FIN 48					(0.4)				(0.4)
Stock-based compensation expense (non-cash)			12.5						12.5
Cash dividends paid ($0.50 per share)					(32.5)				(32.5)
Treasury stock issuances			(20.4)			(0.6)	34.2		13.8

Balance, September 30, 2008	68.1	$0.3	$472.1	$—	$216.7	3.4	$(185.3)	$(67.1)	$436.7

See Notes to Consolidated Financial Statements.

The Scotts Miracle-Gro Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) and its subsidiaries (collectively, the “Company”) are engaged in the manufacturing, marketing and sale of lawn and garden care products. The Company’s major customers include home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, food and drug stores, commercial nurseries and greenhouses and specialty crop growers. The Company’s products are sold primarily in North America and the European Union. The Company also operates the Scotts LawnService® business, which provides lawn, tree and shrub fertilization, insect control and other related services in the United States and Smith & Hawken®, a leading brand in the outdoor living and gardening lifestyle category, with sales primarily through its own retail stores, Internet and catalog channels.

Due to the nature of the lawn and garden business, the majority of sales to customers occur in the Company’s second and third fiscal quarters. On a combined basis, net sales for the second and third fiscal quarters generally represent 70% to 75% of annual net sales.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results ultimately may differ from the estimates.

Revenue Recognition

Revenue is recognized when title and risk of loss transfer, which generally occurs when products or services are received by the customer. Provisions for estimated returns and allowances are recorded at the time revenue is recognized based on historical rates and are periodically adjusted for known changes in return levels. Shipping and handling costs are included in cost of sales.

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

Promotional Allowances

The Company promotes its branded products through cooperative advertising programs with retailers. Retailers also are offered in-store promotional allowances and rebates based on sales volumes. Certain products are promoted with direct consumer rebate programs and special purchasing incentives. Promotion costs (including allowances and rebates) incurred during the year are expensed to interim periods in relation to revenues and are recorded as a reduction of net sales. Accruals for expected payouts under these programs are included in the “Accrued liabilities” line in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising

Advertising costs incurred during the year by our Global Consumer segment are expensed to interim periods in relation to revenues. All advertising costs, except for external production costs, are expensed within the fiscal year in which such costs are incurred. External production costs for advertising programs are deferred until the period in which the advertising is first aired.

Scotts LawnService® promotes its service offerings primarily through direct mail campaigns. External costs associated with these campaigns that qualify as direct response advertising costs are deferred and recognized as advertising expense in proportion to revenues over a period not beyond the end of the subsequent calendar year. Costs that do not qualify as direct response advertising costs are expensed within the fiscal year incurred on a monthly basis in proportion to net sales. The costs deferred at September 30, 2008 and 2007 were $4.5 million and $5.7 million, respectively.

Smith & Hawken® promotes its products primarily through catalogs. Costs related to the production, printing and distribution of catalogs are expensed over the expected sales life of the related catalog; four weeks for consumer catalogs and 52 weeks for trade catalogs. Other advertising costs, such as Internet, radio and print, are expensed as incurred. The costs deferred at September 30, 2008 and 2007 were $0.6 million and $0.5 million, respectively.

Advertising expenses were $142.4 million in fiscal 2008, $150.9 million in fiscal 2007 and $137.3 million in fiscal 2006.

Research and Development

All costs associated with research and development are charged to expense as incurred. Expenses for fiscal 2008, 2007 and 2006 were $44.7 million, $38.8 million and $35.1 million including product registration costs of $9.8 million, $9.3 million and $8.2 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

monthly. Past due balances over 90 days and in excess of a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

Inventories

Inventories are stated at the lower of cost or market, principally determined by the FIFO method. Certain growing media inventories are accounted for by the LIFO method. Approximately 6% of inventories were valued at the lower of LIFO cost or market at September 30, 2008 and 2007. Inventories include the cost of raw materials, labor, manufacturing overhead and freight and in-bound handling costs incurred to pre-position goods in the Company’s warehouse network. The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory at the lower of cost or market value. Reserves for excess and obsolete inventories were $26.2 million and $15.6 million at September 30, 2008 and 2007, respectively.

Goodwill and Indefinite-lived Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), goodwill and intangible assets determined to have indefinite lives are not subject to amortization. Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value and classified as “Impairment, restructuring and other charges” in the Consolidated Statements of Operations.

During the third quarter of fiscal 2007, the Company changed the timing of its annual goodwill impairment testing from the last day of the first fiscal quarter to the first day of the fourth fiscal quarter. As such, the annual impairment test was performed as of December 30, 2006 and was performed again as of July 1, 2007. This accounting is preferable in the circumstances as moving the timing of our annual goodwill impairment testing better aligns with the seasonal nature of the business and the timing of the annual strategic planning process. The Company believes that this change in accounting principle will not delay, accelerate or avoid an impairment charge. In addition, the Company also changed the date of its annual indefinite life intangible impairment testing to the first day of the fourth fiscal quarter for the current year. The Company determined that the change in accounting principle related to the annual testing date does not result in adjustments to the financial statements applied retrospectively.

Long-lived Assets

Property, plant and equipment are stated at cost. Interest capitalized on capital projects amounted to $0.3 million, $0.4 million and $0.5 million during fiscal 2008, 2007 and 2006, respectively. Expenditures for maintenance and repairs are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in income from operations.

Depreciation of property, plant and equipment is provided on the straight-line method and is based on the estimated useful economic lives of the assets as follows:

Land improvements	10 — 25 years
Buildings	10 — 40 years
Machinery and equipment	3 — 15 years
Furniture and fixtures	6 — 10 years
Software	3 — 8 years

Intangible assets with finite lives, and therefore subject to amortization, include technology (e.g., patents), customer accounts and certain tradenames. These intangible assets are being amortized on the straight-line method over periods typically ranging from 10 to 25 years. The Company’s fixed assets and intangible assets subject to amortization are required to be tested for recoverability under SFAS 144,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

“Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

Internal Use Software

The Company accounts for the costs of internal use software in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly, costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation/operation stage. As of September 30, 2008 and 2007, the Company had $21.9 million and $31.1 million, respectively, in unamortized capitalized internal use computer software costs. Amortization of these costs was $7.2 million, $12.1 million and $10.7 million during fiscal 2008, 2007 and 2006, respectively.

Accruals for Self-Insured Losses

The Company maintains insurance for certain risks, including workers’ compensation, general liability and vehicle liability, and is self-insured for employee related health care benefits. The Company accrues for the expected costs associated with these risks by considering historical claims experience, demographic factors, severity factors and other relevant information. Costs are recognized in the period the claim is incurred, and the financial statement accruals include an actuarially determined estimate of claims incurred but not yet reported.

Translation of Foreign Currencies

For all foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. Income and expense accounts are translated at the average rate of exchange prevailing during the year. Translation gains and losses arising from the use of differing exchange rates from period to period are included in other comprehensive income, a component of shareholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income (loss).

Derivative Instruments

In the normal course of business, the Company is exposed to fluctuations in interest rates, the value of foreign currencies and the cost of commodities. A variety of financial instruments, including forward and swap contracts, are used to manage these exposures. The Company’s objective in managing these exposures is to better control these elements of cost and mitigate the earnings and cash flow volatility associated with changes in the applicable rates and prices.

The Company has established policies and procedures that encompass risk-management philosophy and objectives, guidelines for derivative-instrument usage, counterparty credit approval, and the monitoring and reporting of derivative activity. The Company does not enter into derivative instruments for the purpose of speculation.

Variable Interest Entities

Financial Accounting Standards Board (“FASB”) Interpretation 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46(R)”), provides a framework for identifying variable interest entities (“VIE’s”) and determining when a company should include the assets, liabilities, noncontrolling interests and results of operations of a VIE in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited liability company, trust or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

FIN 46(R) requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s Scotts LawnService® business sells new franchise territories, primarily in small to mid-size markets, under arrangements where a portion of the franchise fee is paid in cash with the balance due under a promissory note. The Company believes that it may be the primary beneficiary for certain of its franchisees initially, but ceases to be the primary beneficiary as the franchisees develop their businesses and the promissory notes are repaid. At September 30, 2008 and 2007, the Company had approximately $1.8 million and $2.3 million in notes receivable from such franchisees, respectively. The effect of consolidating the entities where the Company may be the primary beneficiary for a limited period of time is not material to either the Consolidated Statements of Operations or the Consolidated Balance Sheets.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 157 — Fair Value Measurements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS 157. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. FSP SFAS 157-2 states that a measurement is recurring if it happens at least annually and defines nonfinancial assets and nonfinancial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability in SFAS 159. The Company is required to adopt SFAS 157 as of October 1, 2008, the beginning of fiscal 2009. The Company is completing its evaluation of SFAS 157 and does not expect its adoption in the first quarter of fiscal 2009 to have a material impact on its financial position or results of operations.

Statement of Financial Accounting Standards No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for the Company’s financial statements for the fiscal year beginning October 1, 2008. No entity is permitted to apply SFAS 159 retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The Company will adopt SFAS 159 as of October 1, 2008, the beginning of fiscal 2009.

Statement of Financial Accounting Standards No. 141(R) — Business Combinations

In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. The objective of SFAS 141(R) is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. SFAS 141(R) is effective for the Company’s financial statements for the fiscal year beginning October 1, 2009.

Statement of Financial Accounting Standards No. 160 — Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also changes the way the consolidated financial statements are presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expands disclosures in the consolidated financial statements that clearly identify and distinguish between the parent’s ownership interest and the interest of the noncontrolling owners of a subsidiary. The provisions of SFAS 160 are to be applied prospectively as of the beginning of the fiscal year in which SFAS 160 is adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. SFAS 160 is effective for the Company’s financial statements for the fiscal year beginning October 1, 2009. The Company is in the process of evaluating the impact that the adoption of SFAS 160 may have on its financial statements.

Statement of Financial Accounting Standards No. 161 — Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). The objective of SFAS 161 is to enhance the current disclosure framework in SFAS 133 and improve the transparency of financial reporting for derivative instruments and hedging activities. SFAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company’s financial statements for the fiscal year beginning October 1, 2010. The Company is in the process of evaluating the impact that the adoption of SFAS 161 may have on its financial statement disclosures.

FASB Staff Position 142-3 — Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. FSP No. FAS 142-3 will require certain additional disclosures beginning October 1, 2009 and prospective application to useful life estimates prospectively for intangible assets acquired after September 30, 2009. The Company is in the process of evaluating the impact that the adoption of FSP No. FAS 142-3 may have on its financial statements and related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	PRODUCT REGISTRATION AND RECALL MATTERS

In April 2008, the Company learned that a former associate apparently deliberately circumvented the Company’s policies and U.S. Environmental Protection Agency (“U.S. EPA”) regulations under the Federal Insecticide, Fungicide, and Rodenticide Act of 1947, as amended (“FIFRA”) by failing to obtain valid registrations for products and/or causing invalid product registration forms to be submitted to regulators. Since that time, the Company has been cooperating with the U.S. EPA in its civil investigation into pesticide product registration issues involving the Company and with the U.S. EPA and the U.S. Department of Justice (the “U.S. DOJ”) in a related criminal investigation. In late April of 2008, in connection with the U.S. EPA’s investigation, the Company was required to conduct a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, the Company and the U.S. EPA agreed upon a Compliance Review Plan for conducting a comprehensive, independent review of the Company’s product registration records. Pursuant to the Compliance Review Plan, an independent third party firm, Quality Associates Incorporated (“QAI”), has been reviewing all of the Company’s U.S. pesticide product registration records, some of which are historical in nature and no longer support sales of the Company’s products. The Company has identified approximately 132 of the registrations under review as relating to products for which there was sales activity in the period generally representing the Company’s 2008 fiscal year (“Active Registrations”). These Active Registrations supported products which accounted for approximately $680 million of the Company’s net sales in the period. The U.S. EPA investigation and QAI review process identified several issues affecting Active Registrations which resulted in the issuance of a number of Stop Sale, Use or Removal Orders by the U.S. EPA and caused the Company to temporarily suspend sales and shipments of affected products. In addition, as the QAI review process or the Company’s internal review has identified a FIFRA registration issue or a potential FIFRA registration issue (some of which appear unrelated to the former associate), the Company has endeavored to stop selling or distributing the affected products until the issue could be resolved with the U.S. EPA.

To date, QAI has completed a review of the registration records for substantially all of the Company’s Active Registrations. Based on such review, and with the cooperation and prompt attention of the U.S. EPA, the Company believes it has restored the ability to sell and distribute products representing over 90% of the sales associated with Active Registrations; and the Company is hopeful that it will be able to satisfactorily resolve most, if not all, of the remaining issues prior to the start of the 2009 lawn and garden season. The QAI review process is expected to continue with a focus on reviewing advertising and related promotional support of the Company’s registered pesticide products.

On September 26, 2008, the Company, doing business as Scotts LawnService®, was named as a defendant in a purported class action filed in the U.S. District Court for the Eastern District of Michigan relating to certain pesticide products. In the suit, Mark Baumkel, on behalf of himself and the purported classes, seeks an unspecified amount of damages, plus costs and attorney fees, for alleged claims involving breach of contract, unjust enrichment and violation of the Michigan consumer protection act. Given the preliminary stages of the proceedings, no reserves have been booked at this time, and the Company intends to vigorously contest the plaintiff’s assertions.

In addition, in fiscal 2008 the Company conducted a voluntary recall of most of its wild bird food products due to a formulation issue. The wild bird food products had been treated with pest control additives to avoid insect infestation, especially at retail stores. While the pest control additives had been labeled for use on certain stored grains that can be processed for human and/or animal consumption, they were not labeled for use on wild bird food products. This voluntary recall was completed prior to the end of fiscal 2008.

While the Company continues to evaluate the financial impact of the registration and recall matters, the Company currently expects total fiscal year 2008 and 2009 costs related to the recalls and known registration issues to be limited to approximately $65 million, exclusive of potential fines, penalties and/or judgments. While the Company believes it has made substantial progress toward completing the FIFRA compliance review process, the process continues and may result in future state or federal action with respect to additional product registration issues. Until such investigation is complete, the Company cannot fully quantify the extent of additional issues. Furthermore, the Company may be subject to civil or criminal fines and/or penalties or private rights of action at the state and/or federal level as a result of the product registration issues. At this time, management cannot reasonably determine the scope or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

magnitude of possible liabilities that could result from known or potential additional product registration issues, and no reserves for these claims have been established as of September 30, 2008. However, it is possible that such fines, penalties and/or judgments could be material and have an adverse effect on the Company’s financial condition, results of operations and cash flows.

For the fiscal year ended September 30, 2008, the Company reversed sales associated with estimated returns of the recalled products, recorded an impairment estimate for affected inventory, and incurred other registration and recall-related costs. The following tables summarize the impact of the product registration and recall matters on the results of operations and accrued liabilities and inventory reserves for fiscal 2008:

Year Ended
September 30,
2008

Net sales — product recalls	$(22.3)
Cost of sales — product recalls	(11.1)
Cost of sales — inventory impairment and other	27.2

Gross Profit	(38.4)
SG&A	12.7

Income from operations	(51.1)
Income tax benefit	(17.9)

Net loss	$(33.2)

	Reserves
	Established	Additional
	During the	Costs and		Reserves at
	Second Quarter of	Changes in	Reserves	September 30,
	Fiscal 2008	Estimate	Used	2008

Sales returns — product recalls	$19.0	$3.3	$(22.1)	$0.2
Cost of sales returns — product recalls	(12.0)	0.9	11.0	(0.1)
Inventory impairment	14.1	(0.8)	(7.4)	5.9
Other incremental costs of sales	8.5	5.4	(10.7)	3.2
Other general and administrative costs	1.2	11.5	(8.4)	4.3

Accrued liabilities and inventory reserves	$30.8	$20.3	$(37.6)	$13.5

NOTE 3.	IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

The Company recorded net restructuring and other charges of $1.0 million, $1.1 million and $9.4 million in fiscal 2008, 2007 and 2006, respectively. Other charges in fiscal 2008 and 2007 related to the Company’s turfgrass biotechnology program. Substantially all costs in fiscal 2006 were for severance and related costs.

Property, plant and equipment charges of $15.8 million in fiscal 2008 related primarily to Smith & Hawken®. Goodwill and intangible asset impairment charges of $120.0 million, $35.3 million and $66.4 million were recorded in fiscal 2008, 2007 and 2006, respectively. The nature of the impairment charges are discussed further in “NOTE 4. GOODWILL AND INTANGIBLE ASSETS, NET.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details impairment, restructuring and other charges and rolls forward the cash portion of the restructuring and other charges accrued in fiscal 2008, 2007 and 2006 (in millions):

	2008	2007	2006

Restructuring and other charges	$1.0	$2.7	$9.4
Property, plant and equipment impairment	15.8	—	—
Goodwill and intangible asset impairments	120.0	35.3	66.4

Total impairment, restructuring and other charges	$136.8	$38.0	$75.8

Amounts reserved for restructuring and other charges at beginning of year	$2.5	$6.4	$15.6
Restructuring and other expense	1.0	2.7	9.4
Receipts, payments and other	(2.4)	(6.6)	(18.6)

Amounts reserved for restructuring and other charges at end of year	$1.1	$2.5	$6.4

NOTE 4.	GOODWILL AND INTANGIBLE ASSETS, NET

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

As discussed in “NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” during the third quarter of fiscal 2007, the Company changed the timing of its annual goodwill impairment testing from the last day of the first fiscal quarter to the first day of the fourth fiscal quarter. As such, annual impairment testing for fiscal 2008 was scheduled to be performed as of June 29, 2008. Annual impairment testing for fiscal 2007 was performed as of December 30, 2006 and again as of July 1, 2007.

Fiscal 2008

As a result of a significant decline in the market value of the Company’s common shares during the latter half of the third fiscal quarter ended June 28, 2008, the Company’s market value of invested capital was approximately 60% of the comparable impairment metric used in the fourth quarter fiscal 2007 annual impairment testing. Management determined this was an indicator of possible goodwill impairment and, therefore, interim impairment testing was performed as of June 28, 2008.

The Company’s third quarter fiscal 2008 interim impairment review resulted in a non-cash charge of $123.3 million to reflect the decline in the fair value of certain goodwill and other assets as evidenced by the decline in the Company’s common shares. No further adjustments to the goodwill portion of this impairment charge were required as a result of the completion of the SFAS 142 Step 2 evaluation in the fourth quarter of fiscal 2008. However, an additional impairment charge of $13.5 million was recorded in the fourth quarter of fiscal 2008, primarily related to leasehold improvements of Smith & Hawken®. In total, the fiscal 2008 impairment charges comprise $80.8 million for goodwill, $19.0 million related to indefinite-lived tradenames and $37.0 million for SFAS 144 long-lived assets. Of the $37.0 million impairment charge recorded for SFAS 144 long-lived assets, $15.1 million was recorded in cost of sales. On a reportable segment basis, $64.5 million of the impairment was in Global Consumer, $38.4 million was in Global Professional, with the remaining $33.9 million in Corporate & Other.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Given the timing of the interim impairment testing at the end of the third quarter of fiscal 2008, management performed an evaluation and determined that additional goodwill and indefinite-lived intangibles as of the annual impairment testing date at the beginning of the fourth fiscal quarter was not required in fiscal 2008.

Fiscal 2007

The Company’s fourth quarter fiscal 2007 impairment review resulted in a non-cash goodwill and intangible asset impairment charge of $35.3 million. Partially as a result of the disappointing 2007 lawn and garden season, management performed a comprehensive strategic update of the Company’s business initiatives in the fourth quarter of fiscal 2007. One outcome of this update was a decision to increase the focus of resources on the Company’s core consumer lawn and garden do-it-yourself businesses. This process also involved a re-evaluation of the strategy and cash flow projections surrounding the Company’s Smith & Hawken® business, which has consistently performed below expectations since it was acquired in early fiscal 2005. Management revised its Smith & Hawken® strategy to reflect a scaled back retail expansion plan, with an increased focus on aggressively expanding the wholesale aspect of this business. This resulted in a decrease in the prior cash flow projections for this business, resulting in a $24.6 million goodwill impairment charge and a $4.6 million impairment charge for an indefinite-lived tradename. The Company finalized the fourth quarter fiscal 2007 SFAS 142 impairment evaluation of the Smith & Hawken® goodwill during the first quarter of fiscal 2008 and there was no change to the related impairment charge recorded in the fourth quarter of fiscal 2007.

Management’s fiscal 2007 fourth quarter strategic update also encompassed other areas. The Company remains committed to the development of turfgrass varieties that could one day require less mowing, less water and fewer treatments to resist insects, weeds and disease. The Company’s efforts to develop such turfgrass varieties include conventional breeding programs as well as research and development involving biotechnology. Efforts to develop turfgrass varieties involving biotechnology have yielded positive results; however, the required regulatory approval process is taking longer than anticipated, impacting the Company’s ability to commercialize such innovations. As a result of management’s fiscal 2007 fourth quarter strategic update, the Company recorded a $2.2 million goodwill impairment charge related to its turfgrass biotechnology program. Similarly, a strategic update of certain information technology initiatives in the Company’s Scotts LawnService® segment resulted in a $3.9 million impairment charge.

Fiscal 2006

The Company’s fiscal 2006 annual impairment analysis resulted in an impairment charge of $1.0 million associated with a tradename no longer in use in the European portion of the Global Consumer reporting segment. Subsequent to the fiscal 2006 first quarter impairment analysis, the European portion of the Global Consumer reporting segment and Smith & Hawken® each experienced significant off-plan performance. Management believes the off-plan performance of the European consumer business was driven largely by category declines in the European consumer markets. The off-plan performance of these two businesses was an indication that, more-likely-than-not, the fair values of the related reporting units and indefinite-lived intangibles had declined below their carrying amount. Accordingly, an interim impairment test was performed for the goodwill and indefinite-lived tradenames of these reporting units during the fourth quarter of fiscal 2006. As a result of the interim impairment test, the Company recorded a $65.4 million non-cash impairment charge, $62.3 million of which was associated with indefinite-lived tradenames in the European portion of the Global Consumer reporting segment. The balance of the fiscal 2006 fourth quarter impairment charge was in the Global Consumer segment and consisted of $1.3 million for a Canadian tradename being phased out and $1.8 million related to goodwill of a pottery business being exited. The interim impairment testing of the Smith & Hawken® goodwill and indefinite-lived tradename did not indicate impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents goodwill and intangible assets as of September 30, 2008 and 2007 (dollars in millions).

		September 30, 2008			September 30, 2007
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Technology	16	$49.9	$(39.1)	$10.8	$56.7	$(37.1)	$19.6
Customer accounts	13	83.5	(38.0)	45.5	89.0	(29.6)	59.4
Tradenames	17	11.3	(9.0)	2.3	11.3	(5.6)	5.7
Other	13	101.2	(71.2)	30.0	117.7	(82.0)	35.7

Total amortizable intangible assets, net				88.6			120.4
Unamortizable intangible assets:
Tradenames				278.6			298.4

Total intangible assets, net				367.2			418.8
Goodwill				377.7			462.9

Total goodwill and intangible assets, net				$744.9			$881.7

The changes to the net carrying value of goodwill by segment for the fiscal years ended September 30, 2008 and 2007 are as follows (in millions):

	Global	Global	Scotts	Corporate
	Consumer	Professional	LawnService®	& Other	Total

Balance as of September 30, 2006	$267.0	$57.9	$108.6	$24.6	$458.1
Increases due to acquisitions	4.3	—	14.9	—	19.2
Impairment	(2.2)	—	—	(24.6)	(26.8)
Other, primarily cumulative translation	7.9	4.5	—	—	12.4

Balance as of September 30, 2007	$277.0	$62.4	$123.5	$—	$462.9
Increases due to acquisitions	—	—	0.3	—	0.3
Impairment	(61.0)	(19.8)	—	—	(80.8)
Other, primarily cumulative translation	(0.9)	(3.8)	—	—	(4.7)

Balance as of September 30, 2008	$215.1	$38.8	$123.8	$—	$377.7

The total amortization expense for the years ended September 30, 2008, 2007 and 2006 was $16.4 million, $16.1 million and $16.0 million, respectively. Amortization expense is estimated to be as follows for the years ending September 30 (in millions):

2009	$13.1
2010	11.2
2011	9.3
2012	8.6
2013	8.3

NOTE 5.	RECAPITALIZATION

On December 12, 2006, the Company announced a recapitalization plan to return $750 million to the Company’s shareholders. This plan expanded and accelerated the previously announced five-year, $500 million share repurchase program (which was canceled) under which the Company repurchased $87.9 million of its common shares during fiscal 2006. Pursuant to the recapitalization plan, on February 14, 2007, the Company completed a modified “Dutch auction” tender offer, resulting in the repurchase of 4.5 million of the Company’s common shares for an aggregate purchase price of $245.5 million ($54.50 per share). On February 16, 2007, the Company’s Board of Directors declared a special one-time cash dividend of $8.00 per share ($508 million in the aggregate), which was paid on March 5, 2007, to shareholders of record on February 26, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In order to fund these transactions, the Company entered into new credit facilities aggregating $2.15 billion and terminated its prior credit facility. As part of this debt restructuring, the Company also conducted a cash tender offer for any and all of its outstanding 6 5/8% senior subordinated notes in an aggregate principal amount of $200 million. Please refer to “NOTE 11. DEBT” for further information as to the new credit facilities and the repayment and termination of the prior credit facility and the 6 5/8% senior subordinated notes.

The payment of the special one-time cash dividend required the Company to adjust the number of common shares subject to stock options and stock appreciation rights outstanding under the Company’s share-based awards programs, as well as the price at which the awards may be exercised. Please refer to “NOTE 12. SHAREHOLDERS’ EQUITY” for further information.

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

	Pro Forma Financial Information (Unaudited)
	Year Ended September 30,
	2007	2006

	(In millions, except per share data)

Income before income taxes, as reported	$188.1	$212.9
Add back reported interest expense	70.7	39.6
Add back costs related to refinancing	18.3	—
Deduct pro forma interest expense	(94.3)	(100.8)

Pro forma income before income taxes	182.8	151.7
Pro forma income taxes	72.5	57.3

Pro forma net income	$110.3	$94.4

Pro forma basic net income per common share	$1.74	$1.50

Pro forma diluted net income per common share	$1.68	$1.45

Reported interest expense	$70.7	$39.6
Incremental interest on recapitalization borrowings	21.8	53.0
New credit facilities interest rate differential	1.5	7.4
Incremental amortization of new credit facilities fees	0.3	0.8

Pro forma interest expense	$94.3	$100.8

Pro forma effective tax rates	39.7%	37.8%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pro Forma Shares
	Year Ended September 30,
	2007	2006

	(In millions)

Weighted-average common shares outstanding during the period	65.2	67.5
Incremental full period impact of repurchased common shares	(1.8)	(4.5)

Pro forma basic common shares	63.4	63.0

Weighted-average common shares outstanding during the period plus dilutive potential common shares	67.0	69.4
Incremental full period impact of repurchased common shares	(1.8)	(4.5)
Impact on dilutive potential common shares	0.3	0.3

Pro forma diluted common shares	65.5	65.2

NOTE 6.	DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS

	September 30,
	2008	2007

	(In millions)

INVENTORIES, NET:
Finished goods	$277.3	$289.9
Work-in-progress	29.9	28.3
Raw materials	108.7	87.7

	$415.9	$405.9

PROPERTY, PLANT AND EQUIPMENT, NET:
Land and improvements	$61.0	$58.9
Buildings	165.1	162.8
Machinery and equipment	432.0	417.4
Furniture and fixtures	36.2	39.2
Software	92.0	88.6
Construction in progress	18.4	17.8

	804.7	784.7
Less: accumulated depreciation	(460.6)	(418.8)

	$344.1	$365.9

ACCRUED LIABILITIES:
Payroll and other compensation accruals	$50.3	$44.0
Advertising and promotional accruals	144.1	138.8
Other	119.8	104.0

	$314.2	$286.8

OTHER NON-CURRENT LIABILITIES:
Accrued pension and postretirement liabilities	$108.4	$79.8
Deferred tax liability	42.6	67.9
Other	41.0	32.2

	$192.0	$179.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,
	2008	2007	2006

	(In millions)

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrecognized gain (loss) on derivatives, net of tax of $8.9, $0.4 and $(0.9)	$(14.1)	$(0.6)	$1.8
Minimum pension liability, net of tax of $0, $0 and $19.5	—	—	(34.1)
Pension liability under SFAS 158, net of tax of $29.2, $15.9 and $0	(47.1)	(27.0)	—
Foreign currency translation adjustment	(5.9)	(14.4)	(19.3)

	$(67.1)	$(42.0)	$(51.6)

NOTE 7.	MARKETING AGREEMENT

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

Under the terms of the Marketing Agreement, the Company performs certain functions, primarily manufacturing conversion, selling and marketing support, on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred for these activities are charged to and reimbursed by Monsanto, for which the Company recognizes no gross profit or net income. The Company records costs incurred under the Marketing Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in “Cost of sales” and the reimbursement of these costs in “Net sales,” with no effect on gross profit or net income. The related net sales and cost of sales were $58.0 million, $47.7 million and $37.6 million for fiscal 2008, 2007 and 2006, respectively.

The elements of the net commission earned under the Marketing Agreement and included in “Net sales” for each of the three years in the period ended September 30, 2008 were as follows:

	2008	2007	2006

Gross commission	$65.1	$62.7	$60.7
Contribution expenses	(20.0)	(20.0)	(20.0)
Amortization of marketing fee	(0.8)	(0.8)	(0.8)

Net commission income	44.3	41.9	39.9
Reimbursements associated with marketing agreement	58.0	47.7	37.6

Total net sales associated with marketing agreement	$102.3	$89.6	$77.5

The Marketing Agreement has no definite term except as it relates to the European Union countries (the “EU term”). The EU term had previously been extended through September 30, 2008 and, on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2008, the parties agreed to further extend the EU term through September 30, 2011, with up to two additional automatic renewal periods of two years each, subject to non-renewal only upon the occurrence of certain performance defaults.

The Marketing Agreement provides Monsanto with the right to terminate the Marketing Agreement upon an event of default (as defined in the Marketing Agreement) by the Company, a change in control of Monsanto or the sale of the consumer Roundup® business. The Marketing Agreement provides the Company with the right to terminate the Marketing Agreement in certain circumstances, including an event of default by Monsanto or the sale of the consumer Roundup® business. Unless Monsanto terminates the Marketing Agreement due to an event of default by the Company, Monsanto is required to pay a termination fee to the Company that varies by program year. The termination fee is calculated as a percentage of the value of the Roundup® business exceeding a certain threshold, but in no event will the termination fee be less than $16 million. If Monsanto were to terminate the Marketing Agreement due to an event of default by the Company, however, the Company would not be entitled to any termination fee, and it would lose all, or a substantial portion, of the significant source of earnings and overhead expense absorption the Marketing Agreement provides. Monsanto may also be able to terminate the Marketing Agreement within a given region, including North America, without paying a termination fee if unit volume sales to consumers in that region decline: (1) over a cumulative three-fiscal-year period; or (2) by more than 5% for each of two consecutive years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	ACQUISITIONS

The Company continues to view strategic acquisitions as a means to enhance our strong core businesses. The following recaps key acquisitions made during fiscal 2006:

Date of Acquisition	Assets Acquired	Consideration	Reasons for the Acquisition

June 2006	Certain brands and assets of Landmark Seed Company, a producer and distributor of quality professional seed and turfgrasses.	Cash of $6.2 million with an additional $1.0 million deferred to future periods.	Enhanced the Company’s position in the global turfgrass seed industry and complemented the acquisition from Turf-Seed, Inc.
May 2006	Certain brands and assets of Turf-Seed, Inc., a leading producer of quality commercial turfgrasses, including 49% equity interest in Turf-Seed Europe, which distributes Turf-Seed’s grass varieties throughout the European Union and other countries in the region.	Cash of $10.0 million plus assumed liabilities of $4.5 million. Contingent consideration based on future performance of the business due in 2012 that may approximate $15 million which would be recorded as additional purchase price.	Integration of Turf-Seed’s extensive professional seed sales and distribution network with the Company’s existing presence and industry leading brands in the consumer seed market strengthened the Company’s overall global position in the seed category.
November 2005	All the outstanding shares of Gutwein & Co., Inc. (“Gutwein”), a branded producer and marketer in the North American wild bird food category.	$78.3 million in cash plus assumed liabilities of $4.7 million.	Gutwein’s Morning Song® branded products are sold at leading mass retailers, grocery, pet and general merchandise stores. This acquisition gave the Company its entry into the North American wild bird food category, a large, fragmented category with opportunity for branding and innovation.
October 2005	All the outstanding shares of Rod McLellan Company (“RMC”), a branded producer and marketer of soil and landscape products in the western United States.	$20.5 million in cash plus assumed liabilities of $6.8 million.	RMC complemented our existing line of growing media products and has been integrated into that business.

Due to the timing of these acquisitions in fiscal 2006, pro forma results would not be materially different from actual results for the year ended September 30, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scotts LawnService®

During fiscal 2006 and fiscal 2007, the Company’s Scotts LawnService® segment acquired 16 individual lawn service entities for a total cost of approximately $26.9 million. The following table summarizes the details of these transactions by fiscal year (dollar amounts in millions):

	Fiscal Year
	2007	2006

Number of individual acquisitions	11	5
Total cost	$22.5	$4.4
Portion of cost paid in cash	18.7	3.4
Notes issued and liabilities assumed	3.8	1.0
Goodwill	14.9	3.5
Other intangible assets	6.3	0.7
Working capital and property, plant and equipment	1.3	0.2

NOTE 9.	RETIREMENT PLANS

The Company sponsors a defined contribution profit sharing and 401(k) plans for substantially all U.S. associates. The Company provides a base contribution equal to 2% of compensation up to 50% of the Social Security taxable wage base plus 4% of remaining compensation. Associates also may make pretax contributions from compensation that are matched by the Company at 100% of the associates’ initial 3% contribution and 50% of their remaining contribution up to 5%. The Company recorded charges of $11.4 million, $10.7 million and $10.3 million under the plan in fiscal 2008, 2007 and 2006, respectively.

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

The Company sponsors defined benefit pension plans associated with its international businesses in the United Kingdom, the Netherlands, Germany and France. These plans generally cover all associates of the respective businesses, with retirement benefits primarily based on years of service and compensation levels. During fiscal 2004, the U.K. plans were closed to new participants, but existing participants continue to accrue benefits. All newly hired associates of the U.K. business now participate in a defined contribution plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information about benefit obligations, plan assets, annual expense, assumptions and other information about the Company’s defined benefit pension plans (in millions). The defined benefit plans are valued using a September 30 measurement date.

	Curtailed Defined		International
	Benefit Plans		Benefit Plans
	2008	2007	2008	2007

Change in projected benefit obligation
Benefit obligation at beginning of year	$90.8	$93.4	$179.5	$178.7
Service cost	—	—	2.8	3.9
Interest cost	5.4	5.3	10.0	9.2
Plan participants’ contributions	—	—	0.9	0.9
Plan amendments	—	—	—	(0.8)
Curtailment/settlement gain	—	—	—	(0.6)
Actuarial loss (gain)	0.5	(1.5)	10.2	(23.8)
Benefits paid	(6.5)	(6.4)	(6.6)	(6.0)
Other	—	—	(0.6)	0.2
Special termination benefits	—	—	0.1	0.5
Foreign currency translation	—	—	(19.6)	17.3

Projected benefit obligation at end of year	$90.2	$90.8	$176.7	$179.5

Accumulated benefit obligation at end of year	$90.2	$90.8	$152.4	$158.6

Change in plan assets
Fair value of plan assets at beginning of year	$77.9	$70.9	$142.7	$116.1
Actual return on plan assets	(10.3)	9.3	(11.5)	10.4
Employer contribution	4.8	4.1	9.1	9.6
Plan participants’ contributions	—	—	0.9	0.9
Benefits paid	(6.5)	(6.4)	(6.6)	(6.0)
Foreign currency translation	—	—	(15.0)	11.9
Other	—	—	(0.7)	(0.2)

Fair value of plan assets at end of year	$65.9	$77.9	$118.9	$142.7

Underfunded status at end of year	$(24.3)	$(12.9)	$(57.8)	$(36.8)

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$90.2	$90.8	$157.0	$28.1
Accumulated benefit obligation	90.2	90.8	135.9	26.5
Fair value of plan assets	65.9	77.9	102.0	7.0
Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(0.2)	$(0.2)	$(1.0)	$(1.0)
Noncurrent liabilities	(24.1)	(12.7)	(56.8)	(35.8)

Total amount accrued	$(24.3)	$(12.9)	$(57.8)	$(36.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Curtailed Defined		International
	Benefit Plans		Benefit Plans
	2008	2007	2008	2007

Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial loss	$37.7	$22.0	$46.3	$21.7
Prior service cost	—	—	(1.1)	(1.1)

Net amount recognized	$37.7	$22.0	$45.2	$20.6

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in fiscal 2009 are as follows:
Actuarial loss	$3.0	$1.3	$2.4	$0.6
Prior service cost	—	—	(0.1)	(0.1)

Amount to be amortized into net periodic benefit cost	$3.0	$1.3	$2.3	$0.5

	Curtailed Defined		International
	Benefit Plans		Benefit Plans
	2008	2007	2008	2007

Weighted average assumptions used in development of projected benefit obligation
Discount rate	6.46%	6.11%	6.06%	5.67%
Rate of compensation increase	n/a	n/a	4.1%	3.5%

	Curtailed Defined			International
	Benefit Plan			Benefit Plans
	2008	2007	2006	2008	2007	2006

Components of net periodic benefit cost
Service cost	$—	$—	$—	$2.8	$3.9	$4.2
Interest cost	5.4	5.3	5.2	10.0	9.2	7.7
Expected return on plan assets	(6.2)	(5.6)	(5.5)	(9.3)	(8.2)	(7.0)
Net amortization	1.3	2.1	2.2	0.4	2.1	2.0

Net periodic benefit cost	0.5	1.8	1.9	3.9	7.0	6.9
Curtailment/settlement loss (gain)	—	—	—	0.1	0.6	(1.1)

Total benefit cost	$0.5	$1.8	$1.9	$4.0	$7.6	$5.8

Weighted average assumptions used in development of net periodic benefit cost
Discount rate	6.11%	5.93%	5.63%	5.67%	4.86%	4.68%
Expected return on plan assets	8.0%	8.0%	8.0%	5.8%	6.6%	6.9%
Rate of compensation increase	n/a	n/a	n/a	3.5%	3.5%	3.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Information

		International
	Curtailed Defined	Benefit
	Benefit Plans	Plans

Plan asset allocations:
Target for September 30, 2009:
Equity securities	60%	49%
Debt securities	40%	51%
September 30, 2008:
Equity securities	56%	48%
Debt securities	43%	52%
Other	1%	0%
September 30, 2007:
Equity securities	61%	50%
Debt securities	38%	49%
Other	1%	1%
Expected contributions in fiscal 2009:
Company	1.5	8.4
Employee	—	0.9
Expected future benefit payments:
2009	6.6	5.4
2010	6.6	5.6
2011	6.7	6.1
2012	6.8	6.4
2013	6.8	7.0
2014–2018	35.2	42.1

Investment Strategy

Target allocation percentages among various asset classes are maintained based on an individual investment policy established for each of the various pension plans. Asset allocations are designed to achieve long-term objectives of return, while mitigating against downside risk and considering expected cash requirements necessary to fund benefit payments. Subsequent to September 30, 2008, investment markets have continued to decline. This has put further downward pressure on the investments of the Company’s pension plans. Management continues to monitor this situation and the potential impact on our future pension plan funding requirements and related expenses. However, we cannot predict future investment returns, and therefore cannot determine whether future pension plan funding requirements could materially and adversely affect our financial condition, results of operations and cash flows.

Basis for Long-Term Rate of Return on Asset Assumptions

The Company’s expected long-term rate of return on asset assumptions is derived from studies conducted by third parties. The studies include a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected. While the studies give appropriate consideration to recent fund performance and historical returns, the assumptions primarily represent expectations about future rates of return over the long term.

NOTE 10.	ASSOCIATE MEDICAL BENEFITS

The Company provides comprehensive major medical benefits to certain of its retired associates and their dependents. Substantially all of the Company’s domestic associates who were hired before

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 1, 1998 become eligible for these benefits if they retire at age 55 or older with more than ten years of service. The plan requires certain minimum contributions from retired associates and includes provisions to limit the overall cost increases the Company is required to cover. The Company funds its portion of retiree medical benefits on a pay-as-you-go basis.

The following table sets forth the information about the retiree medical plan for domestic associates (in millions). The retiree medical plan is valued using a September 30 measurement date.

	2008	2007

Change in Accumulated Plan Benefit Obligation (APBO)
Benefit obligation at beginning of year	$30.4	$33.2
Service cost	0.5	0.6
Interest cost	1.8	1.8
Plan participants’ contributions	0.9	0.9
Actuarial gain	(4.5)	(3.4)
Benefits paid (net of federal subsidy of $0.3 and $0.3)	(2.9)	(2.7)

Benefit obligation at end of year	$26.2	$30.4

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	2.3	2.1
Plan participants’ contributions	0.9	0.9
Gross benefits paid	(3.2)	(3.0)

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(26.2)	$(30.4)

Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(2.4)	$(2.5)
Noncurrent liabilities	(23.8)	(27.9)

Total amount accrued	$(26.2)	$(30.4)

Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial (gain) loss	$(4.2)	$0.3

The estimated actuarial gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.2 million.
Discount rate used in development of APBO	7.54%	6.22%

	2008	2007	2006

Components of net periodic benefit cost
Service cost	$0.5	$0.6	$0.7
Interest cost	1.8	1.8	1.9
Amortization of actuarial loss	—	—	0.1

Total postretirement benefit cost	$2.3	$2.4	$2.7

Discount rate used in development of net periodic benefit cost	6.22%	5.86%	5.51%

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) became law. The Act provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to the benefit established by the Act. On May 19, 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of 2003” (the “FSP”). The FSP provides guidance on accounting for the effects of the Act, which the Company adopted at the beginning of its fourth quarter of fiscal 2004. The APBO at September 30, 2008, has been reduced by a deferred actuarial gain in the amount of $5.5 million to reflect the effect of the subsidy related to benefits attributed to past service. The amortization of the actuarial gain and reduction of service and interest costs served to reduce net periodic post retirement benefit cost for fiscal years 2008, 2007 and 2006 by $0.5 million, $0.7 million and $0.9 million, respectively.

For measurement as of September 30, 2008, management has assumed that health care costs will increase at an annual rate of 7.0% in fiscal 2009, decreasing 0.50% per year to an ultimate trend of 5.00% in 2013. A 1% increase in health cost trend rate assumptions would increase the APBO as of September 30, 2008 and 2007 by $0.9 million and $0.0 million, respectively. A 1% decrease in health cost trend rate assumptions would decrease the APBO as of September 30, 2008 and 2007 by $0.6 million and $0.1 million, respectively. A 1% increase or decrease in the same rate would not have a material effect on service or interest costs.

Estimated Future Benefit Payments

The following benefit payments under the plan are expected to be paid by the Company and the retirees for the fiscal years indicated (in millions):

	Gross		Medicare	Net
	Benefit	Retiree	Part D	Company
	Payments	Contributions	Subsidy	Payments

2009	$3.6	$(0.9)	$(0.3)	$2.4
2010	3.8	(1.0)	(0.4)	2.4
2011	4.0	(1.2)	(0.4)	2.4
2012	4.2	(1.4)	(0.4)	2.4
2013	4.5	(1.6)	(0.5)	2.4
2014-2018	27.0	(11.7)	(3.0)	12.3

The Company also provides comprehensive major medical benefits to its associates. The Company is self-insured for certain health benefits up to $0.3 million per occurrence per individual. The cost of such benefits is recognized as expense in the period the claim is incurred. This cost was $24.1 million, $21.4 million and $21.8 million in fiscal 2008, 2007 and 2006, respectively.

The following table reflects the effects of the adoption of SFAS 158 on the Company’s Consolidated Balance Sheet for pension and other post-employment benefits as of September 30, 2007.

	Prior to	Effect of	As Reported
	Adopting	Adopting	under
	SFAS 158	SFAS 158	SFAS 158

	(In millions)

Prepaid and other assets	$136.8	$(9.1)	$127.7
Accrued liabilities	283.1	3.7	286.8
Other liabilities	179.4	0.5	179.9
Total liabilities	1,793.7	4.2	1,797.9
Accumulated other comprehensive (loss)	(28.7)	(13.3)	(42.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.	DEBT

	September 30,
	2008	2007

	(In millions)

Credit Facilities:
Revolving loans	$375.8	$469.2
Term loans	540.4	558.6
Master Accounts Receivable Purchase Agreement	62.1	64.4
Notes due to sellers	12.8	15.1
Foreign bank borrowings and term loans	0.7	—
Other	7.7	10.5

	999.5	1,117.8
Less current portions	150.0	86.4

	$849.5	$1,031.4

The Company’s debt matures as follows for each of the next five fiscal years and thereafter (in millions):

2009	$150.0
2010	155.8
2011	193.6
2012	496.1
2013	0.5
Thereafter	3.5

$999.5

In connection with the recapitalization transactions discussed in “NOTE 5. RECAPITALIZATION,” in February 2007, the Company entered into the following loan facilities totaling up to $2.15 billion in the aggregate: (a) a senior secured five-year term loan in the principal amount of $560 million and (b) a senior secured five-year revolving loan facility in the aggregate principal amount of up to $1.59 billion. Under the terms of the loan facilities, the Company may request an additional $200 million in revolving credit and/or term credit commitments, subject to approval from the lenders. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds, Australian dollars and Canadian dollars.

The terms of these senior secured credit facilities provide for customary representations and warranties and affirmative covenants. The senior secured credit facilities also contain customary negative covenants setting forth limitations, subject to negotiated carve-outs, on liens; contingent obligations; fundamental changes; acquisitions, investments, loans and advances; indebtedness; restrictions on subsidiary distributions; transactions with affiliates and officers; sales of assets; sale and leaseback transactions; changing the Company’s fiscal year end; modifications of certain debt instruments; negative pledge clauses; entering into new lines of business; and restricted payments (including restricting dividend payments to $55 million annually based on the current Leverage Ratio (as defined) of the Company). The senior secured credit facilities are secured by collateral that includes the capital stock of specified subsidiaries of Scotts Miracle-Gro, substantially all domestic accounts receivable (exclusive of any “sold” receivables), inventory and equipment. The senior secured credit facilities also require the maintenance of a specified Leverage Ratio and Interest Coverage Ratio (both as defined), and are guaranteed by substantially all of Scotts Miracle-Gro’s domestic subsidiaries.

The senior secured credit facilities have several borrowing options, including interest rates that are based on (i) a LIBOR rate plus a margin based on a Leverage Ratio (as defined) or (ii) the greater of the prime rate or the Federal Funds Effective Rate (as defined) plus 1/2 of 1% plus a margin based on a Leverage Ratio (as defined). Commitment fees are paid quarterly and are calculated as an amount equal to the product of a rate based on a Leverage Ratio (as defined) and the average daily unused portion of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

both the revolving and term credit facilities. Amounts outstanding under the senior secured credit facilities at September 30, 2008 were at interest rates based on LIBOR applicable to the borrowed currencies plus 125 basis points. The weighted average interest rates on average debt under the credit facilities were 6.2% and 6.5% at September 30, 2008 and 2007, respectively. As of September 30, 2008, there was $1.19 billion of availability under the senior secured credit facilities. Under the senior secured credit facilities, the Company has the ability to issue letter of credit commitments up to $65.0 million. At September 30, 2008, the Company had letters of credit in the amount of $28.4 million outstanding.

On January 10, 2007, the Company also launched a cash tender offer for any and all of its outstanding 6 5/8% senior subordinated notes due 2013 in an aggregate principal amount of $200 million. Substantially all of the 6 5/8% senior subordinated notes were repurchased under the terms of the tender offer on February 14, 2007. The remaining senior subordinated notes not tendered were subsequently called and repurchased on March 26, 2007. Proceeds from the senior secured credit facilities were used to fund the repurchase of the 6 5/8% senior subordinated notes, at an aggregate cost of $209.6 million including an early redemption premium.

At September 30, 2008, the Company had outstanding interest rate swaps with major financial institutions that effectively converted a portion of variable-rate debt denominated in the Euros, British pounds and U.S. dollars to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $711.4 million at September 30, 2008. The term, expiration date and rates of these swaps are as follows:

	Notional
Currency	Amount in USD	Term	Expiration Date	Fixed Rate

	(In millions)

British pound	$51.2	3 years	11/17/2008	4.76%
Euro	60.2	3 years	11/17/2008	2.98%
U.S. dollar	200.0	2 years	3/31/2009	4.90%
U.S. dollar	200.0	3 years	3/30/2010	4.87%
U.S. dollar	200.0	5 years	2/14/2012	5.20%

The Company recorded a charge of $18.3 million (including approximately $8.0 million of non-cash charges associated with the write-off of deferred financing costs) during fiscal 2007 relating to the refinancing of the $1.05 billion senior credit facility and the repurchase of the 6 5/8% senior subordinated notes.

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

The New MARP Agreement provides that although the specified receivables are sold, the purchaser has the right to require the Company to repurchase uncollected receivables if certain events occur, including the breach of certain covenants, warranties or representations made by the Company with respect to such receivables. However, the purchaser does not have the right to require the Company to repurchase any uncollected receivables if nonpayment is due to the account debtor’s financial inability to pay. Under certain specified conditions, the Company has the right to repurchase receivables which have been sold pursuant to the New MARP Agreement. The purchase price paid by the purchaser reflects a discount on the adjusted amount (primarily reflecting historical dilution and potential trade credits) of the receivables purchased, which effectively is equal to the 7-day LIBOR rate plus a margin of .85% per

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

annum. The Company continues to be responsible for the servicing and administration of the receivables purchased.

The Company accounts for the sale of receivables under the New MARP Agreement as short-term debt and continues to carry the receivables on its consolidated balance sheet, in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” primarily as a result of the Company’s right to repurchase receivables sold. The caption “Accounts receivable pledged” on the accompanying Consolidated Balance Sheets in the amounts of $146.6 million and $149.5 million as of September 30, 2008 and 2007, respectively, represents the pool of receivables that have been designated as “sold” and serve as collateral for short-term debt in the amount of $62.1 million and $64.4 million as of those dates, respectively.

The Company was in compliance with the terms of all borrowing agreements at September 30, 2008. Management continues to monitor the Company’s compliance with the leverage ratio and other covenants contained in the credit facilities and, based upon the Company’s current operating assumptions, the Company expects to remain in compliance with the permissible leverage ratio throughout fiscal 2009. However, an unanticipated charge to earnings or an increase in debt could materially affect our ability to remain in compliance with the financial covenants of our credit facilities, potentially causing us to have to seek an amendment or waiver from our lending group. While the Company believes it has good relationships with its banking group, given the adverse conditions currently present in the global credit markets, the Company can provide no assurance that such a request would be likely to result in a modified or replacement credit facility on reasonable terms, if at all.

NOTE 12.	SHAREHOLDERS’ EQUITY

	2008	2007

(In millions)

Preferred shares, no par value:
Authorized	0.2 shares	0.2 shares
Issued	0.0 shares	0.0 shares
Common shares, no par value, $.01 stated value per share
Authorized	100.0 shares	100.0 shares
Issued	68.1 shares	68.1 shares

In fiscal 1995, The Scotts Company merged with Stern’s Miracle-Gro Products, Inc. (“Miracle-Gro”). At September 30, 2008, the former shareholders of Miracle-Gro, including Hagedorn Partnership L.P., owned approximately 32% of Scotts Miracle-Gro’s outstanding common shares and, thus, have the ability to significantly influence the election of directors and approval of other actions requiring the approval of Scotts Miracle-Gro’s shareholders.

Under the terms of the merger agreement with Miracle-Gro, the former shareholders of Miracle-Gro may not collectively acquire, directly or indirectly, beneficial ownership of Voting Stock (as that term is defined in the Miracle-Gro merger agreement) representing more than 49% of the total voting power of the outstanding Voting Stock, except pursuant to a tender offer for 100% of that total voting power, which tender offer is made at a price per share which is not less than the market price per share on the last trading day before the announcement of the tender offer and is conditioned upon the receipt of at least 50% of the Voting Stock beneficially owned by shareholders of Scotts Miracle-Gro other than the former shareholders of Miracle-Gro and their affiliates and associates.

Scotts Miracle-Gro reacquired no common shares in fiscal 2008 and 4.5 million common shares during fiscal 2007, to be held in treasury. Common shares held in treasury totaling 0.6 million and 2.0 million were reissued in support of share-based compensation awards and employee purchases under the employee stock purchase plan during fiscal 2008 and fiscal 2007, respectively. See “NOTE 5. RECAPITALIZATION” for a discussion of the Company’s fiscal 2007 recapitalization transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Awards

Scotts Miracle-Gro grants share-based awards annually to officers and other key employees of the Company and non-employee directors of Scotts Miracle-Gro. The Company’s share-based awards typically consist of stock options and restricted stock, although performance share awards have been made. Stock appreciation rights (“SARs”) also have been granted, though not in recent years. SARs result in less dilution than stock options as the SAR holder receives a net share settlement upon exercise. All of these share-based awards have been made under plans approved by the shareholders. Generally, employee share-based awards provide for three-year cliff vesting. Vesting for non-employee director awards varies based on the length of service and age of each director at the time of the award. Share-based awards are forfeited if a holder terminates employment or service with the Company prior to the vesting date. The Company estimates that 10% of its share-based awards will be forfeited based on an analysis of historical trends. This assumption is re-evaluated on an annual basis by grant and adjusted as appropriate. Stock options and SAR awards have exercise prices equal to the market price of the underlying common shares on the date of grant with a term of 10 years. If available, the Company will typically use treasury shares, or if not available, newly issued common shares, in satisfaction of its share-based awards.

A maximum of 18 million common shares are available for issuance under share-based award plans. At September 30, 2008, approximately 2.5 million common shares were not subject to outstanding awards and were available to underlie the grant of new share-based awards. Subsequent to September 30, 2008, awards covering 1.1 million common shares were granted to key employees with an estimated fair value of $14.3 million on the date of grant.

The following is a recap of the share-based awards granted over the periods indicated:

	Year Ended September 30,
	2008	2007	2006

Key employees
Options	889,700	821,200	835,640
Options and SARs due to recapitalization	—	872,147	—
Restricted stock	154,900	193,550	184,595
Performance shares	40,000	—	30,000
Board of Directors
Deferred stock units	30,271	—	—
Options	—	127,000	126,000
Options due to recapitalization	—	202,649	—

Total share-based awards	1,114,871	2,216,546	1,176,235

Aggregate fair value at grant dates (in millions), excluding additional options and SARs issued due to the recapitalization	$18.7	$22.3	$20.9

As discussed in “NOTE 5. RECAPITALIZATION,” the Company consummated a series of transactions as part of a recapitalization plan in the quarter ended March 31, 2007. The payment of a special dividend is a recapitalization or adjustment event under the Company’s share-based award programs. As such, it was necessary to adjust the number of common shares subject to stock options and SARs outstanding at the time of the dividend, as well as the price at which such awards may be exercised. The adjustments to the outstanding awards resulted in an increase in the number of common shares subject to outstanding stock options and SAR awards in an aggregate amount of 1.1 million common shares. The methodology used to adjust the awards was consistent with Internal Revenue Code (“IRC”) Section 409A and the then proposed regulations promulgated thereunder and IRC Section 424 and the regulations promulgated thereunder, compliance with which was necessary to avoid adverse tax consequences for the holder of an award. Such methodology also resulted in a fair value for the adjusted awards post-dividend equal to that of the unadjusted awards pre-dividend, with the result that there was no

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

additional compensation expense in accordance with the accounting for modifications to awards under SFAS 123(R).

Total share-based compensation and the deferred tax benefit recognized were as follows for the periods indicated (in millions):

	Year Ended September 30,
	2008	2007	2006

Share-based compensation	$12.5	$15.5	$15.7
Tax benefit recognized	4.8	6.2	5.9

Stock Options/SARs

Aggregate stock option and SARs activity consisted of the following for the year ended September 30, 2008 (options/SARs in millions):

		WTD.
		Avg.
	No. of	Exercise
	Options/SARs	Price

Beginning balance	5.8	$26.63
Granted	0.9	$38.63
Exercised	(0.6)	$17.24
Forfeited	(0.3)	$37.32

Ending balance	5.8	$29.01

Exercisable	3.6	$23.41

The following summarizes certain information pertaining to stock option and SAR awards outstanding and exercisable at September 30, 2008 (options/SARs in millions):

	Awards Outstanding			Awards Exercisable
	No. of	WTD. Avg.	WTD. Avg.	No. of		WTD. Avg.
Range of	Options/	Remaining	Exercise	Options/		Remaining
Exercise Price	SARs	Life	Price	SARS	Exercise Price	Life

$11.14 — $14.95	0.4	1.41	$13.69	0.4	$13.69	1.41
$15.03 — $19.82	0.8	2.57	16.79	0.8	16.79	2.57
$20.12 — $28.97	1.5	4.91	23.63	1.5	23.63	4.91
$29.01 — $31.62	0.6	6.20	29.08	0.6	29.03	6.17
$33.25 — $37.48	0.6	7.14	35.71	—	—	—
$37.89 — $39.95	1.6	8.57	38.63	—	—	—
$40.53 — $46.70	0.3	7.90	43.31	0.3	43.26	7.85

	5.8	5.87	$29.01	3.6	$23.41	4.43

The intrinsic value of the stock option and SAR awards outstanding and exercisable at September 30, were as follows (in millions):

2008

Outstanding	$9.7
Exercisable	9.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and expectations for grants outstanding. The weighted average assumptions for awards granted are as follows for the periods indicated:

	Year Ended September 30,
	2008	2007	2006

Expected market price volatility	30.2%	26.3%	23.0%
Risk-free interest rates	4.0%	4.8%	4.4%
Expected dividend yield	1.3%	1.1%	1.2%
Expected life of stock options in years	6.19	5.83	6.19
Estimated weighted-average fair value per stock option	$12.34	$11.42	$12.04

Restricted Stock

Restricted stock award activity was as follows:

		WTD. Avg.
		Grant Date
	No. of	Fair Value
	Shares	per Share

Awards outstanding at September 30, 2007	277,080	$43.74
Granted	187,000	39.99
Vested	(29,215)	34.91
Forfeited	(53,300)	43.23

Awards outstanding at September 30, 2008	381,565	$42.65

As of September 30, 2008, total unrecognized compensation cost related to non-vested share-based awards amounted to $17.0 million. This cost is expected to be recognized over a weighted-average period of 1.9 years. Unearned compensation cost is amortized by grant on the straight-line method over the vesting period, with the amortization expense classified as a component of “Selling, general and administrative” expense within the Consolidated Statements of Operations.

The total intrinsic value of stock options exercised was $11.4 million, $65.5 million and $23.2 million during fiscal 2008, 2007 and 2006, respectively. The total fair value of restricted stock vested was $1.1 million, $5.5 million and $0.4 million during fiscal 2008, 2007 and 2006, respectively.

Cash received from the exercise of stock options for fiscal 2008 was $9.2 million. The tax benefit realized from the tax deductions associated with the exercise of share-based awards and the vesting of restricted stock totaled $4.4 million for fiscal 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	EARNINGS (LOSS) PER COMMON SHARE

The following table (in millions, except per share data) presents information necessary to calculate basic and diluted earnings per common share. Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding plus all potentially dilutive securities. Stock options with exercise prices greater than the average market price of the underlying common shares are excluded from the computation of diluted net income (loss) per share because they are out-of-the-money. The number of common shares covered by out-of-the-money stock options was 4.0 million, 0.17 million and 0.15 million common shares for the years ended September 30, 2008, 2007 and 2006, respectively. Because of the net loss in fiscal 2008, 0.9 million potential common shares were not included in the calculation of diluted loss per share because to do so would have been anti-dilutive.

	Year Ended September 30,
	2008	2007	2006

Net income (loss)	$(10.9)	$113.4	$132.7

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Weighted-average common shares outstanding during the period	64.5	65.2	67.5

Net income (loss)	$(0.17)	$1.74	$1.97

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Weighted-average common shares outstanding during the period	64.5	65.2	67.5
Potential common shares	—	1.8	1.9

Weighted-average number of common shares outstanding and dilutive potential common shares	64.5	67.0	69.4

Net income (loss)	$(0.17)	$1.69	$1.91

NOTE 14.	INCOME TAXES

The provision (benefit) for income taxes consisted of the following (in millions):

	Year Ended
	September 30,
	2008	2007	2006

Current:
Federal	$27.9	$54.5	$68.3
State	2.8	5.4	6.0
Foreign	12.5	8.5	6.3

Total Current	43.2	68.4	80.6
Deferred:
Federal	(13.6)	6.5	(0.5)
State	(1.9)	(0.6)	1.6
Foreign	(1.0)	0.4	(1.5)

Total Deferred	(16.5)	6.3	(0.4)

Provision for income taxes	$26.7	$74.7	$80.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The domestic and foreign components of income before taxes were as follows (in millions):

	Year Ended
	September 30,
	2008	2007	2006

Domestic	$75.0	$175.3	$253.6
Foreign	(59.2)	12.8	(40.7)

Income before taxes	$15.8	$188.1	$212.9

A reconciliation of the federal corporate income tax rate and the effective tax rate on income before income taxes from continuing operations is summarized below (in millions):

	Year Ended September 30,
	2008	2007	2006

Statutory income tax rate	35.0%	35.0%	35.0%
Effect of foreign operations	(4.5)	(0.5)	(0.5)
State taxes, net of federal benefit	0.6	1.6	2.3
Change in state NOL and credit carryforwards	(1.3)	(0.2)	0.1
Research & Development tax credit	(4.7)	(0.5)	0.0
Change in valuation allowances	106.9	1.0	0.4
Effect of goodwill impairment and other permanent differences	42.3	4.8	0.0
Other	(5.7)	(1.5)	0.4

Effective income tax rate	168.6%	39.7%	37.7%

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities as of September 30, 2008 and 2007 were as follows (in millions):

	September 30,
	2008	2007

DEFERRED TAX ASSETS
Inventories	$18.5	$12.0
Accrued liabilities	64.0	56.0
Postretirement benefits	40.0	26.5
Accounts receivable	8.4	3.4
Federal NOL carryovers	—	0.1
State NOL carryovers	4.6	5.4
Foreign NOL carryovers	45.9	38.6
Other	12.7	19.1

Gross deferred tax assets	194.1	161.1
Valuation allowance	(65.8)	(41.0)

Total deferred tax assets	128.3	120.1

DEFERRED TAX LIABILITIES
Property, plant and equipment	(34.3)	(38.4)
Intangible assets	(52.9)	(72.5)
Other	(5.6)	(7.5)

Total deferred tax liabilities	(92.8)	(118.4)

Net deferred tax asset	$35.5	$1.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets were (in millions):

	September 30,
	2008	2007

Net current deferred tax asset (classified with prepaid and other assets)	$78.1	$69.6
Net non-current deferred tax liability (classified with other liabilities)	(42.6)	(67.9)

Net deferred tax asset	$35.5	$1.7

Tax benefits relating to state net operating loss carryforwards were $4.6 million and $5.4 million at September 30, 2008 and 2007, respectively. State net operating loss carryforward periods range from 5 to 20 years. Any losses not utilized within a specific state’s carryforward period will expire. State net operating loss carryforwards include $1.4 million of tax benefits relating to Smith & Hawken®. As these losses may only be used against income of Smith & Hawken®, and cannot be used to offset income of the consolidated group, a full valuation allowance has been recorded against this tax asset. Tax benefits associated with state tax credits will expire if not utilized and amounted to $0.3 million and $0.1 million at September 30, 2008 and 2007, respectively.

Fiscal 2008 income tax expense and valuation allowances also include $16.9 million recorded to fully reserve deferred tax assets that originated from impairment charges recorded for the Smith & Hawken® business in fiscal 2007 and fiscal 2008. The Company has concluded it is probable that it will not receive any future tax benefit from these deferred tax assets.

In accordance with APB 23, deferred taxes have not been provided on unremitted earnings approximating $105.8 million of certain foreign subsidiaries and foreign corporate joint ventures as such earnings have been permanently reinvested. The Company has also elected to treat certain foreign entities as disregarded entities for U.S. tax purposes, which results in their net income or loss being recognized currently in the Company’s U.S. tax return. As such, the tax benefit of net operating losses available for foreign statutory tax purposes has already been recognized for U.S. purposes. Accordingly, a full valuation allowance is required on the tax benefit of these net operating losses on global consolidation. The statutory tax benefit of these net operating loss carryovers amounted to $45.9 million and $38.6 million for the fiscal years ended September 30, 2008 and 2007, respectively. A full valuation allowance has been placed on these assets for worldwide tax purposes.

The Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), as of October 1, 2007, the beginning of its 2008 fiscal year. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This standard provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The cumulative effect of adoption of this interpretation was a $0.4 million decrease to retained earnings.

The Company had $7.2 million and $10.0 million of gross unrecognized tax benefits related to uncertain tax positions at September 30, 2008 and October 1, 2007, respectively. Included in the September 30, 2008 and October 1, 2007 balances were $6.5 million and $9.5 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reconciliation of these unrecognized tax benefits from October 1, 2007 to September 30, 2008 is as follows (in millions):

Balance at October 1, 2007	$10.0
Additions for tax positions of the current year	2.2
Additions for tax positions of prior years	0.6
Reductions for tax positions of the current year	(0.1)
Reductions for tax positions of prior years	(1.8)
Settlements with tax authorities	(1.8)
Expiration of the statute of limitations	(1.9)

Balance at September 30, 2008	$7.2

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. As of September 30, 2008 and October 1, 2007, the Company had $1.2 million and $1.4 million, respectively, accrued for the payment of interest that, if recognized, would impact the effective tax rate. As of September 30, 2008 and October 1, 2007, the Company had $0.6 million and $0.8 million, respectively, accrued for the payment of penalties that, if recognized, would impact the effective tax rate. For the year ended September 30, 2008, the Company recognized $0.1 million of tax interest and tax penalties in its statement of operations.

Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examinations by these tax authorities for fiscal year 2004 and prior. The Company is currently under examination by certain foreign and U.S. state and local tax authorities. In regard to the foreign audits, the tax periods under investigation are limited to fiscal years 2005 through 2007. In the Company’s third quarter of fiscal 2008, the Canada Revenue Agency completed an examination of income tax returns for fiscal years 2002 and 2003 resulting in no material modifications or adjustments to unrecognized tax benefits. In regards to the U.S. state and local audits, the tax periods under investigation are limited to fiscal years 2002 through 2006. In addition to the aforementioned audits, certain other tax deficiency issues and refund claims for previous years remain unresolved.

The Company currently anticipates that few of its open and active audits will be resolved in the next 12 months. The Company is unable to make a reasonably reliable estimate as to when or if cash settlements with taxing authorities may occur. Although audit outcomes and the timing of audit payments are subject to significant uncertainty, the Company does not anticipate that the resolution of these tax matters or any events related thereto will result in a material change to its consolidated financial position or results of operations.

Management judgment is required in determining tax provisions and evaluating tax positions. Management believes its tax positions and related provisions reflected in the consolidated financial statements are fully supportable and appropriate. The Company established reserves for additional income taxes that may become due if the tax positions are challenged and not sustained. The Company’s tax provision includes the impact of recording reserves and changes thereto. The reserves for additional income taxes are based on management’s best estimate of the ultimate resolution of the tax matter. Based on currently available information, the Company believes that the ultimate outcome of any challenges to its tax positions will not have a material adverse effect on its financial position, results of operations or cash flows. The Company’s tax provision includes the impact of recording reserves and adjusting existing reserves.

NOTE 15.	FINANCIAL INSTRUMENTS

A description of the Company’s financial instruments and the methods and assumptions used to estimate their fair values is as follows:

Long-Term Debt

The interest rate currently available to the Company fluctuates with the applicable LIBOR rate, prime rate or Federal Funds Effective Rate, and thus the carrying value is a reasonable estimate of fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable Pledged

The interest rate on the short-term debt associated with accounts receivable pledged under the New MARP agreement fluctuates with the one-week LIBOR rate, and thus the carrying value is a reasonable estimate of fair value.

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

The Company formally designates and documents qualifying instruments as hedges of underlying exposures at inception. The Company formally assesses, both at inception and at least quarterly on an ongoing basis, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Fluctuations in the value of these instruments generally are offset by changes in the fair value or cash flows of the underlying exposures being hedged. This offset is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. Any ineffective portion of a change in the fair value of a qualifying instrument is immediately recognized in earnings. There were no amounts excluded from the assessment of effectiveness for derivatives designated as either fair value or cash flow hedges for the fiscal years ended September 30, 2008 and 2007.

Foreign Currency Swap Agreements

The Company uses foreign currency swap contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in U.S. dollars. At September 30, 2008, the notional amount of outstanding contracts was $86.4 million, with a fair value of $(0.4) million. The unrealized loss on the contracts approximates the unrealized gain on the intercompany loans recognized by the Company’s foreign subsidiaries.

Interest Rate Swap Agreements

At September 30, 2008 and 2007, the Company had outstanding interest rate swaps with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a total U.S. dollar equivalent notional amount of $711.4 million and $720.0 million at September 30, 2008 and 2007, respectively. Please refer to “NOTE 11. DEBT” for the terms, expiration dates and rates of the swaps outstanding at September 30, 2008. The change in notional amounts for the Euro and British pounds denominated swaps is due to foreign exchange movement. During fiscal 2008, 2007 and 2006, $4.5 million of pretax derivative losses, and $3.3 million and $0.8 million of pretax derivative gains, respectively, from such hedges were recorded in interest expense. During the next 12 months, $4.3 million of the September 30, 2008 other comprehensive income balance will be reclassified to earnings consistent with the timing of the underlying hedged transactions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commodity Hedges

Throughout the fiscal year, the Company uses diesel fuel derivatives to partially mitigate the effect of fluctuating fuel costs on operating results. The Company has no outstanding fuel derivatives at September 30, 2008. Fuel derivatives used by the Company do not qualify for hedge accounting treatment under SFAS 133 and are marked-to-market, with unrealized gains and losses on open contracts and realized gains or losses on settled contracts recorded as an element of cost of sales. Amounts included in cost of sales relating to these fuel derivatives for the years ended September 30, 2008 and 2007 were not significant.

The Company also has hedging arrangements designed to fix the price of a portion of its urea needs through April 30, 2009. The contracts are designated as hedges of the Company’s exposure to future cash flows associated with the cost of urea. The objective of the hedge is to eliminate the variability of cash flows attributable to the risk of change. Unrealized gains or losses in the fair value of these contracts are recorded to the accumulated other comprehensive loss component of shareholders’ equity. Gains or losses upon realization remain as a component of accumulated other comprehensive loss until the related inventory is sold. Upon sale of the underlying inventory, the gain or loss is reclassified to cost of sales. During fiscal 2008, 2007 and 2006, $3.3 million, $2.6 million and $0.0 million of pretax derivative gains, respectively, from such hedges were recorded in cost of sales. The fair value of the 48,500 aggregate tons hedged at September 30, 2008 was ($8.5) million. During the next 12 months, ($8.5) million of the September 30, 2008 other comprehensive income balance will be reclassified to earnings consistent with the timing of the underlying hedged transactions.

Estimated Fair Values

The estimated fair values of the Company’s financial instruments are as follows for the fiscal years ended September 30 (in millions):

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Revolving loans	$375.8	$375.8	$469.2	$469.2
Foreign bank borrowings and term loans	0.7	0.7	—	—
Term loans	540.4	540.4	558.6	558.6
Master Accounts Receivable Purchase Agreement	62.1	62.1	64.4	64.4
Unrealized (loss) on foreign currency swap agreements	(0.4)	(0.4)	(1.3)	(1.3)
Unrealized (loss) on interest rate swap agreements	(15.0)	(15.0)	(4.1)	(4.1)
Unrealized gain (loss) on commodity hedging instruments	(8.5)	(8.5)	1.0	1.0

Certain miscellaneous instruments included in the Company’s total debt balances for which fair value determinations are not ascertainable have been excluded from the fair value table above. The excluded items at September 30, 2008 and 2007 (in millions) are as follows:

	2008	2007

Notes due to sellers	$12.8	$15.1
Other	7.7	10.5

NOTE 16.	OPERATING LEASES

The Company leases certain property and equipment from third parties under various non-cancelable operating lease agreements. Certain lease agreements contain renewal and purchase options. The lease agreements generally provide that the Company pay taxes, insurance and maintenance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expenses related to the leased assets. Future minimum lease payments for non-cancelable operating leases at September 30, 2008, are as follows (in millions):

2009	$39.0
2010	33.5
2011	30.4
2012	24.5
2013	20.2
Thereafter	44.6

Total future minimum lease payments	$192.2

The Company also leases certain vehicles (primarily cars and light trucks) under agreements that are cancelable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of September 30, 2008, the Company’s residual value guarantee would have approximated $7.8 million. Other residual value guarantee amounts that apply at the conclusion of the non-cancelable lease term are as follows:

	Amount of	Lease
	Guarantee	Termination Date

Scotts LawnService® vehicles	$19.5 million	2012
Corporate aircraft	15.7 million	2010 and 2012

Rent expense for fiscal 2008, 2007 and 2006 totaled $68.1 million, $74.9 million and $63.3 million, respectively.

NOTE 17.	COMMITMENTS

The Company has the following unconditional purchase obligations due during each of the next five fiscal years that have not been recognized on the Consolidated Balance Sheet at September 30, 2008 (in millions):

2009	$299.8
2010	150.9
2011	78.1
2012	36.9
2013	31.6
Thereafter	—

$597.3

Purchase obligations primarily represent commitments for materials used in the Company’s manufacturing processes, as well as commitments for warehouse services, grass seed and out-sourced information services.

NOTE 18.	CONTINGENCIES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

be materially affected by final resolution of these matters. The following are the more significant of the Company’s identified contingencies.

FIFRA Compliance and the Corresponding Governmental Investigation

The Company’s products that contain pesticides are subject to the Federal Insecticide, Fungicide, and Rodenticide Act of 1947, as amended (“FIFRA”). In April 2008, the Company became aware that a former associate apparently deliberately circumvented the Company’s policies and U.S. EPA regulations under FIFRA by failing to obtain valid registrations for products and/or causing invalid product registration forms to be submitted to regulators. Since that time, the Company has been cooperating with the U.S. EPA in its civil investigation into product registration issues involving the Company and with the U.S. EPA and the U.S. DOJ in a related criminal investigation. In late April of 2008, in connection with the U.S. EPA’s investigation, the Company was required to conduct a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, the Company and the U.S. EPA agreed upon a Compliance Review Plan for conducting a comprehensive, independent review of the Company’s product registration records. Pursuant to the Compliance Review Plan, an independent third-party firm, Quality Associates Incorporated (“QAI”), has been reviewing all of the Company’s U.S. pesticide product registration records, some of which are historical in nature and no longer support sales of the Company’s products. The U.S. EPA investigation and QAI review process have resulted in the issuance of a number of Stop Sale, Use or Removal Orders by the U.S. EPA that caused the Company to temporarily suspend sales and shipments of affected products. In addition, as the QAI review process or the Company’s internal review has indicated a FIFRA registration issue or a potential FIFRA registration issue (some of which appear unrelated to the former associate), the Company has endeavored to stop selling or distributing the affected products until the issue could be resolved with the U.S. EPA.

On September 26, 2008, the Company, doing business as Scotts LawnService®, was named as a defendant in a purported class action filed in the U.S. District Court for the Eastern District of Michigan relating to certain pesticide products. In the suit, Mark Baumkel, on behalf of himself and the purported classes, seeks an unspecified amount of damages, plus costs and attorney fees, for alleged claims involving breach of contract, unjust enrichment and violation of the Michigan consumer protection act. Given the preliminary stages of the proceedings, no reserves have been booked at this time, and the Company intends to vigorously contest the plaintiff’s assertions.

The U.S. EPA investigation or the compliance review process may result in future state or federal action or private rights of action with respect to additional product registration issues. Until the investigation and compliance review process are complete, the Company cannot fully quantify the extent of additional issues. While the Company continues to evaluate the financial impact of the registration and recall matters, the Company currently expects total fiscal year 2008 and 2009 costs related to the recalls and known registration issues to be limited to approximately $65 million, exclusive of potential fines, penalties and/or judgments, of which approximately $51.1 million was incurred during fiscal 2008. No reserves have been established with respect to any potential fines, penalties and/or judgments at the state and/or federal level related to the product registration issues, as the scope and magnitude of such amounts are not currently estimable. However, it is possible that such fines, penalties and/or judgments could be material and have an adverse effect on the Company’s financial condition, results of operations and cash flows.

Other Regulatory Matters

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

At September 30, 2008, $3.8 million was accrued for these non-FIFRA compliance-related environmental matters. The amounts accrued are believed to be adequate to cover such known environmental

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exposures based on current facts and estimates of likely outcomes. However, if facts and circumstances change significantly, they could result in a material adverse effect on the Company’s results of operations, financial condition or cash flows.

During fiscal 2008, 2007 and 2006, we expensed approximately $1.4 million, $1.5 million and $2.4 million, respectively, for these non-FIFRA compliance-related environmental matters.

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

The Company continues to vigorously defend against Geiger’s claims. The Company believes that Geiger’s claims are without merit. While no accrual has been established related to this matter, the Company cannot predict the ultimate outcome with certainty. The Company had previously sued and obtained a judgment against Geiger on April 25, 2005, based on Geiger’s default on obligations to the Company. The Company is proceeding to collect that judgment.

Other

The Company has been named as a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on the Company’s historic use of vermiculite in certain of its products. The complaints in these cases are not specific about the plaintiffs’ contacts with the Company or its products. The Company in each case is one of numerous defendants and none of the claims seek damages from the Company alone. The Company believes that the claims against it are without merit and is vigorously defending against them. It is not currently possible to reasonably estimate a probable loss, if any, associated with the cases and, accordingly, no accrual or reserves have been recorded in the Company’s consolidated financial statements. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company is reviewing agreements and policies that may provide insurance coverage or indemnity as to these claims and is pursuing coverage under some of these agreements and policies, although there can be no assurance of the results of these efforts.

On April 27, 2007, the Company received a proposed Order On Consent from the New York State Department of Environmental Conservation (the “Proposed Order”) alleging that, during the calendar year 2003, the Company and James Hagedorn, individually and as Chairman of the Board and Chief Executive Officer of the Company, unlawfully donated to a Port Washington, New York youth sports organization forty bags of Scotts® LawnPro Annual Program Step 3 Insect Control Plus Fertilizer which, while federally registered, was allegedly not registered in the state of New York. The Proposed Order requests penalties totaling $695,000. The Company has made its position clear to the New York State Department of Environmental Conservation and is awaiting a response.

The Company is involved in other lawsuits and claims which arise in the normal course of business. These claims individually and in the aggregate are not expected to result in a material adverse effect on the Company’s results of operations, financial condition or cash flows.

NOTE 19.	CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. The Company sells its consumer products to a wide variety of retailers, including mass merchandisers, home centers, independent hardware stores, nurseries, garden

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outlets, warehouse clubs, food and drug stores and local and regional chains. Professional products are sold to commercial nurseries, greenhouses, landscape services and growers of specialty agriculture crops. Concentrations of accounts receivable at September 30, net of accounts receivable pledged under the terms of the New MARP Agreement whereby the purchaser has assumed the risk associated with the debtor’s financial inability to pay ($146.6 million and $149.5 million for 2008 and 2007, respectively), were as follows:

	2008	2007

Due from customers geographically located in North America	53%	52%
Applicable to the consumer business	61%	54%
Applicable to Scotts LawnService®, the professional businesses (primarily distributors), Smith & Hawken® and Morning Song®	39%	46%
Top 3 customers within consumer business as a percent of total consumer accounts receivable	0%	0%

The remainder of the Company’s accounts receivable at September 30, 2008 and 2007, were generated from customers located outside of North America, primarily retailers, distributors, nurseries and growers in Europe. No concentrations of customers or individual customers within this group account for more than 10% of the Company’s accounts receivable at either balance sheet date.

The Company’s three largest customers are reported within the Global Consumer segment, and are the only customers that individually represent more than 10% of reported consolidated net sales for each of the last three fiscal years. These three customers accounted for the following percentages of consolidated net sales for the fiscal years ended September 30:

	Largest	2nd Largest	3rd Largest
	Customer	Customer	Customer

2008	21.0%	13.5%	13.4%
2007	20.2%	10.9%	10.2%
2006	21.5%	11.2%	10.5%

NOTE 20.	OTHER (INCOME) EXPENSE

Other (income) expense consisted of the following for the fiscal years ended September 30 (in millions):

	2008	2007	2006

Royalty income	$(9.6)	$(9.9)	$(6.8)
Gain from peat transaction	(1.2)	(1.0)	(0.9)
Franchise fees	(0.2)	(0.2)	(0.2)
Foreign currency (gains) losses	0.9	(0.2)	(0.7)
Other, net	(0.3)	(0.2)	(0.6)

Total	$(10.4)	$(11.5)	$(9.2)

NOTE 21.	SEGMENT INFORMATION

For fiscal 2008, the Company divided its business into the following segments — Global Consumer, Global Professional, Scotts LawnService®, and Corporate & Other. These segments differ from those used in the prior year due to the realignment of the North America and International segments into the Global Consumer and Global Professional segments. The prior year amounts have been reclassified to conform with the fiscal 2008 segments. This division of reportable segments is consistent with how the segments report to and are managed by senior management of the Company.

The Global Consumer segment consists of the North American Consumer and International Consumer business groups. The business groups comprising this segment manufacture, market and sell dry, granular slow-release lawn fertilizers, combination lawn fertilizer and control products, grass seed, spreaders, water-soluble, liquid and continuous release garden and indoor plant foods, plant care

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

products, potting, garden and lawn soils, mulches and other growing media products and pesticide products. Products are marketed to mass merchandisers, home centers, large hardware chains, warehouse clubs, distributors, garden centers and grocers in the United States, Canada and Europe.

The Global Professional segment is focused on a full line of horticultural products including controlled-release and water-soluble fertilizers and plant protection products, grass seed products, spreaders and customer application services. Products are sold to commercial nurseries and greenhouses and specialty crop growers, primarily in North America and Europe. Our consumer businesses in Australia and Latin America are also part of the Global Professional segment.

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

	2008	2007	2006

Net sales:
Global Consumer	$2,250.1	$2,176.2	$2,089.6
Global Professional	348.8	281.9	233.4
Scotts LawnService®	247.4	230.5	205.7
Corporate & Other	158.6	184.0	169.2

Segment total	3,004.9	2,872.6	2,697.9
Roundup® amortization	(0.8)	(0.8)	(0.8)
Product registration and recall matters — returns	(22.3)	—	—

	$2,981.8	$2,871.8	$2,697.1

Operating income (loss):
Global Consumer	$344.5	$379.1	$392.4
Global Professional	33.7	31.3	27.3
Scotts LawnService®	11.3	11.3	15.6
Corporate & Other	(87.2)	(90.5)	(91.0)

Segment total	302.3	331.2	344.3
Roundup® amortization	(0.8)	(0.8)	(0.8)
Amortization	(15.6)	(15.3)	(15.2)
Product registration and recall matters	(51.1)	—	—
Impairment of assets	(136.8)	(35.3)	(66.4)
Restructuring and other charges	—	(2.7)	(9.4)

	$98.0	$277.1	$252.5

Depreciation & amortization:
Global Consumer	$42.2	$39.1	$41.0
Global Professional	3.3	3.6	2.8
Scotts LawnService®	5.2	4.1	3.8
Corporate & Other	19.6	20.7	19.4

	$70.3	$67.5	$67.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2008	2007	2006

Capital expenditures:
Global Consumer	$50.2	$37.8	$35.2
Global Professional	1.0	1.2	1.0
Scotts LawnService®	1.8	3.8	3.0
Corporate & Other	7.2	11.2	17.8

	$60.2	$54.0	$57.0

Total assets:
Global Consumer	$1,483.8	$1,551.9
Global Professional	289.9	308.0
Scotts LawnService®	186.5	189.2
Corporate & Other	196.1	228.1

	$2,156.3	$2,277.2

Segment operating income (loss) represents earnings before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. Accordingly, the Corporate & Other operating loss includes unallocated corporate general and administrative expenses and certain other income/expense not allocated to the business segments.

Total assets reported for the Company’s operating segments include the intangible assets for the acquired businesses within those segments. Corporate & Other assets primarily include deferred financing and debt issuance costs and corporate intangible assets, as well as deferred tax assets and Smith & Hawken® assets.

The following table presents net sales and property, plant and equipment by geographic area for fiscal years 2008, 2007 and 2006:

	2008	2007	2006

Net sales:
North America	$2,435.7	$2,402.0	$2,288.6
International	546.1	469.8	408.5

	$2,981.8	$2,871.8	$2,697.1

Property, plant and equipment, net:
North America	$297.3	$313.9	$324.1
International	46.8	52.0	43.5

	$344.1	$365.9	$367.6

NOTE 22.	QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal 2008 and fiscal 2007 (in millions, except per share data).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

FISCAL 2008
Net sales	$308.7	$958.0	$1,170.9	$544.2	$2,981.8
Gross profit	71.3	322.8	423.8	121.7	939.6
Net income (loss)	(56.8)	58.0	22.6	(34.7)	(10.9)
Basic earnings (loss) per common share	$(0.89)	$0.90	$0.35	$(0.54)	$(0.17)
Common shares used in basic EPS calculation	64.2	64.4	64.6	64.7	64.5
Diluted earnings (loss) per common share	$(0.89)	$0.88	$0.35	$(0.54)	$(0.17)
Common shares and dilutive potential common shares used in diluted EPS calculation	64.2	65.6	65.3	64.7	64.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

FISCAL 2007
Net sales	$271.2	$993.3	$1,098.4	$508.9	$2,871.8
Gross profit	55.3	368.4	422.7	158.1	1,004.5
Net income (loss)	(59.4)	83.4	129.7	(40.3)	113.4
Basic earnings (loss) per common share	$(0.88)	$1.26	$2.04	$(0.63)	$1.74
Common shares used in basic EPS calculation	67.2	66.1	63.6	63.9	65.2
Diluted earnings (loss) per common share	$(0.88)	$1.23	$1.98	$(0.63)	$1.69
Common shares and dilutive potential common shares used in diluted EPS calculation	67.2	67.8	65.4	63.9	67.0

Common share equivalents, such as stock awards, are excluded from the diluted loss per share calculation in periods where there is a net loss because their effect is anti-dilutive.

The Company’s business is highly seasonal, with 70% to 75% of net sales occurring in the second and third fiscal quarters combined.

Unusual items during fiscal 2008 consisted of impairment and product registration and recall charges. These items are reflected in the quarterly financial information as follows: second quarter product registration and recall charges of $30.8 million, third quarter product registration and recall charges of $10.2 million and impairment of intangible assets and goodwill of $123.3 million and fourth quarter product registration and recall charges of $10.1 million and impairment of intangible assets and goodwill of $13.5 million.

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

The Scotts Miracle-Gro Company
Schedule II — Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2008
(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Balance		Additions	Deductions
	at		Charged	Credited	Balance
	Beginning	Reserves	to	and	at End of
Classification	of Period	Acquired	Expense	Write-Offs	Period

Valuation and qualifying accounts deducted from the assets to which they apply:
Inventory reserve	$15.6	$—	$13.3	$(11.4)	$17.5
Inventory reserve — product recalls	—	—	16.7	(8.0)	8.7
Allowance for doubtful accounts	11.4	—	4.7	(5.5)	10.6
Income tax valuation allowance	41.0	—	27.0	(2.2)	65.8

Schedule II — Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2007
(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Balance		Additions	Deductions
	at		Charged	Credited	Balance
	Beginning	Reserves	to	and	at End of
Classification	of Period	Acquired	Expense	Write-Offs	Period

Valuation and qualifying accounts deducted from the assets to which they apply:
Inventory reserve	$15.1	$—	$9.6	$(9.1)	$15.6
Allowance for doubtful accounts	11.3	4.1	1.3	(5.3)	11.4
Income tax valuation allowance	35.4	—	8.5	(2.9)	41.0

Schedule II — Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2006
(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Balance		Additions	Deductions
	at		Charged	Credited	Balance
	Beginning	Reserves	to	and	at End of
Classification	of Period	Acquired	Expense	Write-Offs	Period

Valuation and qualifying accounts deducted from the assets to which they apply:
Inventory reserve	$16.3	$0.3	$9.4	$(10.9)	$15.1
Allowance for doubtful accounts	11.4	0.5	3.5	(4.1)	11.3
Income tax valuation allowance	33.0	—	5.1	(2.7)	35.4

The Scotts Miracle-Gro Company

Index to Exhibits

Exhibit
No.	Description	Location

2.1(a)	Amended and Restated Agreement and Plan of Merger, dated as of May 19, 1995, among Stern’s Miracle-Gro Products, Inc., Stern’s Nurseries, Inc., Miracle-Gro Lawn Products Inc., Miracle-Gro Products Limited, Hagedorn Partnership, L.P., the general partners of Hagedorn Partnership, L.P., Horace Hagedorn, Community Funds, Inc., and John Kenlon, The Scotts Company and ZYX Corporation	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Company, a Delaware corporation, filed June 2, 1995 (File No. 0-19768) [Exhibit 2(b)]
2.1(b)	First Amendment to Amended and Restated Agreement and Plan of Merger, made and entered into as of October 1, 1999, among The Scotts Company, Scotts’ Miracle-Gro Products, Inc. (as successor to ZYX Corporation and Stern’s Miracle-Gro Products, Inc.), Miracle-Gro Lawn Products Inc., Miracle-Gro Products Limited, Hagedorn Partnership, L.P., Community Funds, Inc., Horace Hagedorn and John Kenlon, and James Hagedorn, Katherine Hagedorn Littlefield, Paul Hagedorn, Peter Hagedorn, Robert Hagedorn and Susan Hagedorn	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Company, an Ohio corporation (“Scotts”), filed October 5, 1999 (File No. 1-11593) [Exhibit 2]
2.2	Agreement and Plan of Merger, dated as of December 13, 2004, by and among The Scotts Company, The Scotts Company LLC and The Scotts Miracle-Gro Company	Incorporated herein by reference to Scotts’ Current Report on Form 8-K filed February 2, 2005 (File No. 1-13292) [Exhibit 2.1]
3.1(a)	Initial Articles of Incorporation of The Scotts Miracle-Gro Company as filed with the Ohio Secretary of State on November 22, 2004	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Miracle-Gro Company (the “Registrant”) filed March 24, 2005 (File No. 1-13292) [Exhibit 3.1]
3.1(b)	Certificate of Amendment by Shareholders to Articles of Incorporation of The Scotts Miracle-Gro Company as filed with the Ohio Secretary of State on March 18, 2005	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 24, 2005 (File No. 1-13292) [Exhibit 3.2]
3.2	Code of Regulations of The Scotts Miracle-Gro Company	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 24, 2005 (File No. 1-13292) [Exhibit 3.3]
4.1(a)	Amended and Restated Credit Agreement, dated as of February 7, 2007, by and among The Scotts Miracle-Gro Company as the “Borrower”; the Subsidiary Borrowers (as defined in the Amended and Restated Credit Agreement); the several banks and other financial institutions from time to time parties to the Amended and Restated Credit Agreement; Bank of America, N.A., as Syndication Agent; The Bank of Tokyo-Mitsubushi UFJ. Ltd, BNP Paribas, CoBank, ACB, BMO Capital Markets Financing, Inc., LaSalle Bank N.A., Cooperatieve Centrale Raiffeisen Boerenleenbank, B.A. “Rabobank Nederland”, New York Branch, Citicorp North America, Inc. and The Bank of Nova Scotia, as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 1-13292) [Exhibit 4(a)]

Exhibit
No.	Description	Location

4.1(b)	First Amendment, dated as of April 10, 2007, to the Amended and Restated Credit Agreement, dated as of February 7, 2007, by and among The Scotts Miracle-Gro Company as the “Borrower”; the Subsidiary Borrowers (as defined in the Amended and Restated Credit Agreement); the several banks and other financial institutions from time to time parties to the Amended and Restated Credit Agreement; the Syndication Agent and the Documentation Agents named in the Amended and Restated Credit Agreement; and JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 1-13292) [Exhibit 4(b)]
4.2	Amended and Restated Guarantee and Collateral Agreement, dated as of February 7, 2007, made by The Scotts Miracle-Gro Company and each Domestic Subsidiary Borrower (and certain of the Subsidiary Borrowers’ domestic subsidiaries) under the Amended and Restated Credit Agreement in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 1-13292) [Exhibit 4(c)]
4.3	Foreign Pledge Agreement Acknowledgement and Confirmation, dated as of March 30, 2007, entered into by Scotts Sierra Investments, Inc. and OMS Investments, Inc. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 1-13292) [Exhibit 4(d)]
4.4	Agreement to furnish copies of instruments and agreements defining rights of holders of long-term debt	*
10.1(a)	The Scotts Company LLC Excess Benefit Plan for Grandfathered Associates as of January 1, 2005 (executed as of September 30, 2008)	*
10.1(b)	The Scotts Company LLC Excess Benefit Plan for Non Grandfathered Associates as of January 1, 2005 (executed as of November 20, 2008)	*
10.2(a)(i)	The Scotts Company LLC Amended and Restated Executive/Management Incentive Plan (approved on November 7, 2007 and effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(b)(2)]
10.2(a)(ii)	Amendment to The Scotts Company LLC Amended and Restated Executive/Management Incentive Plan (effective as of November 5, 2008) [amended the name of the plan to be The Scotts Company LLC Amended and Restated Executive Incentive Plan]	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 12, 2008 (File No. 1-13292) [Exhibit 10.2]
10.2(b)(i)	Specimen form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive Incentive Plan) [2005 version]	*

Exhibit
No.	Description	Location

10.2(b)(ii)	Specimen form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive Incentive Plan) [post-2005 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 (File No. 1-13292) [Exhibit 10.1]
10.2(c)	Executive Officers of The Scotts Miracle-Gro Company who are parties to form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Amended and Restated Executive Incentive Plan	*
10.3	The Scotts Company LLC Supplemental Incentive Plan for the fiscal year ended September 30, 2008	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2008 (File No. 1-13292) [Exhibit 10(c)]
10.4(a)	The Scotts Miracle-Gro Company Amended and Restated 1996 Stock Option Plan (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(d)(4)]
10.4(b)	Specimen form of Stock Option Agreement for Non-Qualified Stock Options granted to employees under The Scotts Company 1996 Stock Option Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 1996 Stock Option Plan)	Incorporated herein by reference to Scotts’ Current Report on Form 8-K filed November 19, 2004 (File No. 1-13292) [Exhibit 10.7]
10.5(a)(i)	The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [executed on November 19, 1998 and effective as of January 1, 1999]	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on October 9, 2008 (File No. 333-153925) [Exhibit 4.4]
10.5(a)(ii)	First Amendment to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [executed as of December 23, 1998 and effective as of January 1, 1999]	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on October 9, 2008 (File No. 333-153925) [Exhibit 4.5]
10.5(a)(iii)	Second Amendment to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [executed as of January 14, 2000 and effective as of January 1, 2000]	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on October 9, 2008 (File No. 333-153925) [Exhibit 4.6]
10.5(a)(iv)	Third Amendment to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [executed as of December 1, 2002 and effective as of January 1, 2003]	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on October 9, 2008 (File No. 333-153925) [Exhibit 4.7]
10.5(a)(v)	Fourth Amendment to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [executed as of May 5, 2004 and effective as of January 1, 2004]	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on October 9, 2008 (File No. 333-153925) [Exhibit 4.8]

Exhibit
No.	Description	Location

10.5(a)(vi)	Fifth Amendment to The Scotts Company Executive Retirement Plan (executed on May 6, 2005 and effective as of March 18, 2005) [amended the name of the plan to be The Scotts Company LLC Executive Retirement Plan]	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on October 9, 2008 (File No. 333-153925) [Exhibit 4.9]
10.5(a)(vii)	Sixth Amendment to The Scotts Company LLC Executive Retirement Plan (executed and effective as of October 8, 2008)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 15, 2008 (File No. 1-13292) [Exhibit 10.1.7]
10.5(b)(i)	Trust Agreement between The Scotts Company and Fidelity Management Trust Company for The Scotts Company Nonqualified Deferred Compensation Trust established to assist in discharging obligations under The Scotts Company Nonqualified Deferred Compensation Plan (now known as The Scotts Company LLC Executive Retirement Plan), dated as of January 1, 1998	*
10.5(b)(ii)	First Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Nonqualified Deferred Compensation Plan (now known as The Scotts Company LLC Executive Retirement Plan), dated as of March 24, 1998	*
10.5(b)(iii)	Second Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Nonqualified Deferred Compensation Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of January 15, 1999]	*
10.5(b)(iv)	Third Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Nonqualified Deferred Compensation Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of July 1, 1999]	*
10.5(b)(v)	Fourth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of August 1, 1999]	*
10.5(b)(vi)	Fifth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of December 20, 2000]	*

Exhibit
No.	Description	Location

10.5(b)(vii)	Sixth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [effective as of November 29, 2001]	*
10.5(b)(viii)	Seventh Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of September 1, 2002]	*
10.5(b)(ix)	Eighth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of December 31, 2002]	*
10.5(b)(x)	Ninth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of October 15, 2004]	*
10.5(b)(xi)	Tenth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company LLC with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of October 2, 2006]	*
10.5(b)(xii)	Eleventh Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company LLC with regard to The Scotts Company LLC Executive Retirement Plan (dated as of February 9, 2007)	*
10.5(c)	Form of Executive Retirement Plan Retention Award Agreement between The Scotts Company LLC and each of David C. Evans, Barry W. Sanders, Denise S. Stump, Michael C. Lukemire and Vincent C. Brockman (entered into on November 4, 2008)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 15, 2008 (File No. 1-13292) [Exhibit 10.2]
10.6(a)	The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(j)(3)]
10.6(b)(i)	Specimen form of Award Agreement for Directors used to evidence grants of Nonqualified Stock Options made under The Scotts Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [2003 version]	Incorporated herein by reference to Scotts’ Current Report on Form 8-K filed November 19, 2004 (File No. 1-13292) [Exhibit 10.9]

Exhibit
No.	Description	Location

10.6(b)(ii)	Specimen form of Award Agreement for Directors used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [post-2003 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-13292) [Exhibit 10(v)]
10.6(c)(i)	Specimen form of Award Agreement for Nondirectors used to evidence grants of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock and Performance Stock made under The Scotts Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [pre-December 1, 2004 version]	Incorporated herein by reference to Scotts’ Current Report on Form 8-K filed November 19, 2004 (File No. 1-13292) [Exhibit 10.8]
10.6(c)(ii)	Specimen form of Award Agreement for Nondirectors used to evidence grants of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock and Performance Shares made under The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [post-December 1, 2004 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-13292) [Exhibit 10(u)]
10.7(a)	The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(r)(2)]
10.7(b)(i)	Specimen form of Award Agreement for Nonemployee Directors used to evidence grants of Time-Based Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-13292) [Exhibit 10.3]
10.7(b)(ii)	Specimen form of Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-December 20, 2007 version)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-13292) [Exhibit 10(l)]
10.7(b)(iii)	Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-February 3, 2008 version)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-13292) [Exhibit 10(m)]

Exhibit
No.	Description	Location

10.7(c)(i)	Specimen form of Award Agreement used to evidence grants of Restricted Stock Units, Performance Shares, Nonqualified Stock Options, Incentive Stock Options, Restricted Stock and Stock Appreciation Rights made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [pre-October 30, 2007 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 1-13292) [Exhibit 10(b)]
10.7(c)(ii)	Specimen form of Award Agreement for Employees used to evidence grants of Nonqualified Stock Options, Restricted Stock, Performance Shares and Restricted Stock Units made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [French Specimen] (pre-November 6, 2007 version)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2006 (File No. 1-13292) [Exhibit 10.4]
10.7(d)(i)	Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-October 8, 2008 version)	*
10.7(d)(ii)	Special Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) evidencing grant of Restricted Stock Units made on October 8, 2008 to Mark R. Baker under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	*
10.7(d)(iii)	Special Restricted Stock Unit Award Agreement (with Related Dividend Equivalents) evidencing grant of Restricted Stock Units made on November 4, 2008 to Claude Lopez under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	*
10.7(e)(i)	Specimen form of Performance Share Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Performance Shares which may be made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [post-October 30, 2007 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(t)(5)]
10.7(e)(ii)	Special Performance Share Award Agreement (with Related Dividend Equivalents) evidencing grant of Performance Shares made on October 30, 2007 to Barry W. Sanders under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (executed by The Scotts Miracle-Gro Company on December 20, 2007 and by Barry W. Sanders on January 7, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-13292) [Exhibit 10(n)]

Exhibit
No.	Description	Location

10.7(f)(i)	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [October 30, 2007 through October 8, 2008 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(t)(3)]
10.7(f)(ii)	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-October 8, 2008 version)	*
10.7(f)(iii)	Special Nonqualified Stock Option Award Agreement for Employees evidencing grant of Nonqualified Stock Options made on October 8, 2008 to Mark R. Baker under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	*
10.7(f)(iv)	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (French Specimen)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2008 (File No. 1-13292) [Exhibit 10(c)(2)]
10.7(g)(i)	Form of letter agreement amending grants of Restricted Stock made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [effective as of October 30, 2007]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(t)(2)]
10.7(g)(ii)	Specimen form of Restricted Stock Award Agreement for Employees used to evidence grants of Restricted Stock made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [October 30, 2007 through October 8, 2008 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(t)(4)]
10.7(g)(iii)	Specimen form of Restricted Stock Award Agreement for Employees used to evidence grants of Restricted Stock which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (effective October 8, 2008)	*
10.7(g)(iv)	Special Restricted Stock Award Agreement for Employees evidencing grant of Restricted Stock made on October 8, 2008 to Dr. Michael Kelty under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	*

Exhibit
No.	Description	Location

10.7(g)(v)	Special Restricted Stock Award Agreement for Employees evidencing grant of Restricted Stock made on October 1, 2008 to Mark R. Baker under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	*
10.7(g)(vi)	Specimen form of Restricted Stock Award Agreement for Employees used to evidence grants of Restricted Stock which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (French Specimen) [post-November 6, 2007 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2008 (File No. 1-13292) [Exhibit 10(c)(1)]
10.8(a)	The Scotts Miracle-Gro Company Discounted Stock Purchase Plan (As Amended and Restated as of January 26, 2006; Reflects 2-for-1 Stock Split Distributed on November 9, 2005)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-13292) [Exhibit 10.1]
10.8(b)	Amendment to The Scotts Miracle-Gro Company Discounted Stock Purchase Plan (effective as of November 6, 2008)	*
10.9	Summary of Compensation for Directors of The Scotts Miracle-Gro Company (effective as of February 4, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-13292) [Exhibit 10(r)]
10.10	Employment Agreement, dated as of May 19, 1995, between The Scotts Company and James Hagedorn	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (File No. 1-11593) [Exhibit 10(p)]
10.11(a)	Letter agreement, dated June 5, 2000 and accepted by Mr. Norton on June 8, 2000, between The Scotts Company and Patrick J. Norton	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 1-13292) [Exhibit 10(q)]
10.11(b)	Letter agreement, dated November 5, 2002, and accepted by Mr. Norton on November 22, 2002, pertaining to the terms of employment of Patrick J. Norton through December 31, 2005, and superseding certain provisions of the letter agreement, dated June 5, 2000, between The Scotts Company and Mr. Norton	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 1-13292) [Exhibit 10(q)]
10.11(c)	Letter of Extension, dated October 25, 2005, between The Scotts Miracle-Gro Company and Patrick J. Norton	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 14, 2005 (File No. 1-13292) [Exhibit 10.3]
10.12	Employment Agreement, effective as of October 1, 2007, between The Scotts Company LLC and Barry W. Sanders (executed by Mr. Sanders on November 16, 2007 and on behalf of The Scotts Company LLC on November 19, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(m)]
10.13	Employment Contract for an Unlimited Time, effective as of July 1, 2001, between The Scotts Company (now known as The Scotts Company LLC) and Claude Lopez [English Translation — Original in French]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(n)]

Exhibit
No.	Description	Location

10.14	Employment Agreement for David C. Evans, executed on behalf of The Scotts Company LLC on November 19, 2007 and by David C. Evans on December 3, 2007 and effective as of October 1, 2007	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 7, 2007 (File No. 1-13292) [Exhibit 10.1]
10.15	Employment Agreement for Denise S. Stump, executed on behalf of The Scotts Company LLC on November 19, 2007 and by Denise S. Stump on December 11, 2007 and effective as of October 1, 2007	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 17, 2007 (File No. 1-13292) [Exhibit 10.1]
10.16(a)	Employment Agreement for Vincent Brockman, executed on behalf of The Scotts Miracle-Gro Company and by Vincent Brockman on May 24, 2006 and effective as of March 1, 2006 (effective until June 1, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-13292) [Exhibit 10(q)]
10.16(b)	Employment Agreement for Vincent C. Brockman, effective as of June 1, 2008, between The Scotts Company LLC and Vincent C. Brockman (executed by Mr. Brockman on June 26, 2008 and on behalf of The Scotts Company LLC on June 27, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2008 (File No. 1-13292) [Exhibit 10(d)]
10.17	Employment Agreement for Mark R. Baker, effective October 1, 2008, between The Scotts Company LLC and Mark R. Baker (executed by Mr. Baker on September 9, 2008 and on behalf of The Scotts Company LLC on September 10, 2008)	*
10.18(a)	Amended and Restated Exclusive Agency and Marketing Agreement, effective as of September 30, 1998, between Monsanto Company and The Scotts Company LLC (as successor to The Scotts Company)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-13292) [Exhibit 10(x)]
10.18(b)	Letter Agreement, dated March 28, 2008, amending the Amended and Restated Exclusive Agency and Marketing Agreement, dated as of September 30, 1998, between Monsanto Company and The Scotts Company LLC	*
10.19(a)	Master Accounts Receivable Purchase Agreement, dated as of April 11, 2007, by and among The Scotts Company LLC as seller, The Scotts Miracle-Gro Company as guarantor and LaSalle Bank National Association as purchaser (terminated as of April 9, 2008)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed April 17, 2007 (File No. 1-13292) [Exhibit 10.1]
10.19(b)	First Amendment to Master Accounts Receivable Purchase Agreement and Waiver, entered into as of October 22, 2007, among The Scotts Company LLC, The Scotts Miracle-Gro Company and LaSalle Bank National Association (terminated as of April 9, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-13292) [Exhibit 10(s)]
10.19(c)	Second Amendment to Master Accounts Receivable Purchase Agreement, entered into as of November 30, 2007, among The Scotts Company LLC, The Scotts Miracle-Gro Company and LaSalle Bank National Association (terminated as of April 9, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-13292) [Exhibit 10(t)]

Exhibit
No.	Description	Location

10.19(d)	Termination and Release Agreement, dated as of April 9, 2008, by and among The Scotts Company LLC, The Scotts Miracle-Gro Company and LaSalle Bank National Association	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed April 15, 2008 (File No. 1-13292) [Exhibit 10.1]
10.20	Master Accounts Receivable Purchase Agreement, dated as of April 9, 2008, among The Scotts Company LLC as seller, The Scotts Miracle-Gro Company as guarantor and Bank of America, N.A. as purchaser	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed April 15, 2008 (File No. 1-13292) [Exhibit 10.2]
14	Code of Business Conduct and Ethics of The Scotts Miracle-Gro Company, as amended on November 2, 2006	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 8, 2006 (File No. 1-13292) [Exhibit 14]
21	Subsidiaries of The Scotts Miracle-Gro Company	*
23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	*
24	Powers of Attorney of Executive Officers and Directors of The Scotts Miracle-Gro Company	*
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	*
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	*
32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	*

*	Filed herewith.