Form 10-K/A
period 2008-09-30
SCOTTS MIRACLE-GRO CO
filed 2008-12-03
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) is hereby filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (“Form 10-K”), which was filed with the Securities and Exchange Commission on November 25, 2008, to add the conformed signature of its independent registered public accounting firm, Deloitte & Touche LLP, to the Report of Independent Registered Public Accounting Firm regarding the consolidated financial statements of Scotts Miracle-Gro and Subsidiaries (collectively, the “Company”) and the supporting financial statement schedule and the Report of Independent Registered Public Accounting Firm regarding the Company’s internal control over financial reporting (each, a “Report”) contained in the Form 10-K. The conformed signature of Deloitte & Touche LLP was inadvertently omitted from the electronic version of each Report filed with the Form 10-K, although Scotts Miracle-Gro had manually signed copies of each Report in its possession when the Form 10-K was filed. Other than the addition of the conformed signature to each Report, the text of each Report is unchanged.

In accordance with the rules of the Securities and Exchange Commission, Scotts Miracle-Gro has included the text of the Form 10-K in its entirety in this Amendment No. 1. All references in this Amendment No. 1 to “this Annual Report on Form 10-K” refer to the text of the Form 10-K which has been included in this Amendment No. 1.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the principal executive officer and the principal financial officer of Scotts Miracle-Gro have been filed as Exhibits 31.1, 31.2 and 32 to this Amendment No. 1 under Item 15 of Part IV hereof. No other changes have been made to Item 15, other than to disclose that certain exhibits which were filed with the Form 10-K are incorporated by reference into this Amendment No. 1 from the Form 10-K, as noted in the list of “Management Contracts and Compensatory Plans and Arrangements” included under Item 15(a)(3) and in the “Index to Exhibits” referenced in Item 15(a)(3) and in Item 15(b).

None of the amendments to the Form 10-K reflected in this Amendment No. 1 resulted in a change to or restatement of the financial statements or other financial information included in the Form 10-K. This Amendment No. 1 is limited in scope to the portions of the Form 10-K set forth above and does not amend, update or change any other items or disclosures contained in the Form 10-K, and we have not updated the disclosures contained therein to reflect events that occurred at any subsequent date.

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

Business Segments

For fiscal 2008, the Company divided its businesses into the following segments:

•	Global Consumer;

 * Roundup® is a registered trademark of Monsanto Technology LLC, a company affiliated with Monsanto Company.

•	Global Professional;

•	Scotts LawnService®; and

•	Corporate & Other.

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

The adjusted net sales increase of 3.4% in fiscal 2007 was reflective of the weather related challenges in the largest part of our business, the Global Consumer segment. Extreme cold and wet weather in April 2007 discouraged consumer usage during this key retail selling period, and these lost opportunities were not recovered as the weather improved later in the spring. While we saw strong growth in the gardening category, in our Scotts LawnService® business, and in our Global Professional segment, the adverse impact of weather on the important lawns business in North America overshadowed these successes.

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

The financial statements and other information required by this Item are contained in the consolidated financial statements, notes thereto and schedule listed in the “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 62 of this Annual Report on Form 10-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The “Annual Report of Management on Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 63 of this Annual Report on Form 10-K.

Attestation Report of Independent Registered Public Accounting Firm

The “Report of Independent Registered Public Accounting Firm” required by Item 308(b) of SEC Regulation S-K is included on page 64 of this Annual Report on Form 10-K.

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

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

1 and 2. Financial Statements and Financial Statement Schedule:

The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K. Reference is made to the “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 62 herein.

3. Exhibits:

The exhibits listed on the “Index to Exhibits” beginning on page 113 of this Annual Report on Form 10-K are filed with this Annual Report on Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits.” The following table provides certain information concerning each management contract or compensatory plan or arrangement which is required to be filed as an exhibit to this Annual Report on Form 10-K and which is incorporated herein by reference.

MANAGEMENT CONTRACTS AND COMPENSATORY PLANS AND ARRANGEMENTS

Exhibit
No.	Description	Location

10.1(a)	The Scotts Company LLC Excess Benefit Plan for Grandfathered Associates as of January 1, 2005 (executed as of September 30, 2008)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 10.1(a)]

10.1(b)	The Scotts Company LLC Excess Benefit Plan for Non Grandfathered Associates as of January 1, 2005 (executed as of November 20, 2008)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 10.1(b)]

10.2(a)(i)	The Scotts Company LLC Amended and Restated Executive/Management Incentive Plan (approved on November 7, 2007 and effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(b)(2)]

10.2(a)(ii)	Amendment to The Scotts Company LLC Amended and Restated Executive/Management Incentive Plan (effective as of November 5, 2008) [amended the name of the plan to be The Scotts Company LLC Amended and Restated Executive Incentive Plan]	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 12, 2008 (File No. 1-13292) [Exhibit 10.2]

10.2(b)(i)	Specimen form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive Incentive Plan) [2005 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 10.2(b)(i)]

10.2(b)(ii)	Specimen form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive Incentive Plan) [post — 2005 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 (File No. 1-13292) [Exhibit 10.1]

10.2(c)	Executive Officers of The Scotts Miracle-Gro Company who are parties to form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Amended and Restated Executive Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 10.2(c)]

Exhibit
No.	Description	Location

10.3	The Scotts Company LLC Supplemental Incentive Plan for the fiscal year ended September 30, 2008	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2008 (File No. 1-13292) [Exhibit 10(c)]

10.4(a)	The Scotts Miracle-Gro Company Amended and Restated 1996 Stock Option Plan (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(d)(4)]

10.4(b)	Specimen form of Stock Option Agreement for Non-Qualified Stock Options granted to employees under The Scotts Company 1996 Stock Option Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 1996 Stock Option Plan)	Incorporated herein by reference to the Current Report of The Scotts Company, an Ohio corporation (“Scotts”), on Form 8-K filed November 19, 2004 (File No. 1-13292) [Exhibit 10.7]

10.5(a)(i)	The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [executed on November 19, 1998 and effective as of January 1, 1999]	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on October 9, 2008 (File No. 333-153925) [Exhibit 4.4]

10.5(a)(ii)	First Amendment to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [executed as of December 23, 1998 and effective as of January 1, 1999]	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on October 9, 2008 (File No. 333-153925) [Exhibit 4.5]

10.5(a)(iii)	Second Amendment to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [executed as of January 14, 2000 and effective as of January 1, 2000]	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on October 9, 2008 (File No. 333-153925) [Exhibit 4.6]

10.5(a)(iv)	Third Amendment to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [executed as of December 1, 2002 and effective as of January 1, 2003]	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on October 9, 2008 (File No. 333-153925) [Exhibit 4.7]

10.5(a)(v)	Fourth Amendment to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [executed as of May 5, 2004 and effective as of January 1, 2004]	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on October 9, 2008 (File No. 333-153925) [Exhibit 4.8]

10.5(a)(vi)	Fifth Amendment to The Scotts Company Executive Retirement Plan (executed on May 6, 2005 and effective as of March 18, 2005) [amended the name of the plan to be The Scotts Company LLC Executive Retirement Plan]	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on October 9, 2008 (File No. 333-153925) [Exhibit 4.9]

Exhibit
No.	Description	Location

10.5(a)(vii)	Sixth Amendment to The Scotts Company LLC Executive Retirement Plan (executed and effective as of October 8, 2008)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 15, 2008 (File No. 1-13292) [Exhibit 10.1.7]

10.5(b)(i)	Trust Agreement between The Scotts Company and Fidelity Management Trust Company for The Scotts Company Nonqualified Deferred Compensation Trust established to assist in discharging obligations under The Scotts Company Nonqualified Deferred Compensation Plan (now known as The Scotts Company LLC Executive Retirement Plan), dated as of January 1, 1998	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292)
[Exhibit 10.5(b)(i)]

10.5(b)(ii)	First Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Nonqualified Deferred Compensation Plan (now known as The Scotts Company LLC Executive Retirement Plan), dated as of March 24, 1998	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292)
[Exhibit 10.5(b)(ii)]

10.5(b)(iii)	Second Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Nonqualified Deferred Compensation Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of January 15, 1999]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292)
[Exhibit 10.5(b)(iii)]

10.5(b)(iv)	Third Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Nonqualified Deferred Compensation Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of July 1, 1999]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292)
[Exhibit 10.5(b)(iv)]

10.5(b)(v)	Fourth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of August 1, 1999]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292)
[Exhibit 10.5(b)(v)]

10.5(b)(vi)	Fifth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of December 20, 2000]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292)
[Exhibit 10.5(b)(vi)]

Exhibit
No.	Description	Location

10.5(b)(vii)	Sixth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [effective as of November 29, 2001]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292)
[Exhibit 10.5(b)(vii)]

10.5(b)(viii)	Seventh Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of September 1, 2002]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292)
[Exhibit 10.5(b)(viii)]

10.5(b)(ix)	Eighth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of December 31, 2002]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292)
[Exhibit 10.5(b)(ix)]

10.5(b)(x)	Ninth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of October 15, 2004]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292)
[Exhibit 10.5(b)(x)]

10.5(b)(xi)	Tenth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company LLC with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of October 2, 2006]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292)
[Exhibit 10.5(b)(xi)]

10.5(b)(xii)	Eleventh Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company LLC with regard to The Scotts Company LLC Executive Retirement Plan (dated as of February 9, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292)
[Exhibit 10.5(b)(xii)]

10.5(c)	Form of Executive Retirement Plan Retention Award Agreement between The Scotts Company LLC and each of David C. Evans, Barry W. Sanders, Denise S. Stump, Michael C. Lukemire and Vincent C. Brockman (entered into on November 4, 2008)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 15, 2008 (File No. 1-13292) [Exhibit 10.2]

Exhibit
No.	Description	Location

10.6(a)	The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(j)(3)]

10.6(b)(i)	Specimen form of Award Agreement for Directors used to evidence grants of Nonqualified Stock Options made under The Scotts Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [2003 version]	Incorporated herein by reference to Scotts’ Current Report on Form 8-K filed November 19, 2004 (File No. 1-13292) [Exhibit 10.9]

10.6(b)(ii)	Specimen form of Award Agreement for Directors used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [post-2003 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-13292) [Exhibit 10(v)]

10.6(c)(i)	Specimen form of Award Agreement for Nondirectors used to evidence grants of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock and Performance Stock made under The Scotts Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [pre-December 1, 2004 version]	Incorporated herein by reference to Scotts’ Current Report on Form 8-K filed November 19, 2004 (File No. 1-13292) [Exhibit 10.8]

10.6(c)(ii)	Specimen form of Award Agreement for Nondirectors used to evidence grants of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock and Performance Shares made under The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [post-December 1, 2004 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-13292) [Exhibit 10(u)]

10.7(a)	The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(r)(2)]

10.7(b)(i)	Specimen form of Award Agreement for Nonemployee Directors used to evidence grants of Time-Based Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-13292) [Exhibit 10.3]

Exhibit
No.	Description	Location

10.7(b)(ii)	Specimen form of Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-December 20, 2007 version)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-13292) [Exhibit 10(l)]

10.7(b)(iii)	Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-February 3, 2008 version)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-13292) [Exhibit 10(m)]

10.7(c)(i)	Specimen form of Award Agreement used to evidence grants of Restricted Stock Units, Performance Shares, Nonqualified Stock Options, Incentive Stock Options, Restricted Stock and Stock Appreciation Rights made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [pre-October 30, 2007 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 1-13292) [Exhibit 10(b)]

10.7(c)(ii)	Specimen form of Award Agreement for Employees used to evidence grants of Nonqualified Stock Options, Restricted Stock, Performance Shares and Restricted Stock Units made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [French Specimen] (pre-November 6, 2007 version)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2006 (File No. 1-13292) [Exhibit 10.4]

10.7(d)(i)	Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-October 8, 2008 version)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292)
[Exhibit 10.7(d)(i)]

10.7(d)(ii)	Special Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) evidencing grant of Restricted Stock Units made on October 8, 2008 to Mark R. Baker under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292)
[Exhibit 10.7(d)(ii)]

10.7(d)(iii)	Special Restricted Stock Unit Award Agreement evidencing grant of Restricted Stock Units made on November 4, 2008 to Claude Lopez under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292)
[Exhibit 10.7(d)(iii)]

Exhibit
No.	Description	Location

10.7(e)(i)	Specimen form of Performance Share Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Performance Shares which may be made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [post-October 30, 2007 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(t)(5)]

10.7(e)(ii)	Special Performance Share Award Agreement (with Related Dividend Equivalents) evidencing grant of Performance Shares made on October 30, 2007 to Barry W. Sanders under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (executed by The Scotts Miracle-Gro Company on December 20, 2007 and by Barry W. Sanders on January 7, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-13292) [Exhibit 10(n)]

10.7(f)(i)	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [October 30, 2007 through October 8, 2008 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(t)(3)]

10.7(f)(ii)	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-October 8, 2008 version)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292)
[Exhibit 10.7(f)(ii)]

10.7(f)(iii)	Special Nonqualified Stock Option Award Agreement for Employees evidencing grant of Nonqualified Stock Options made on October 8, 2008 to Mark R. Baker under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292)
[Exhibit 10.7(f)(iii)]

10.7(f)(iv)	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (French Specimen)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2008 (File No. 1-13292) [Exhibit 10(c)(2)]

10.7(g)(i)	Form of letter agreement amending grants of Restricted Stock made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [effective as of October 30, 2007]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(t)(2)]

Exhibit
No.	Description	Location

10.7(g)(ii)	Specimen form of Restricted Stock Award Agreement for Employees used to evidence grants of Restricted Stock made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [October 30, 2007 through October 8, 2008 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(t)(4)]

10.7(g)(iii)	Specimen form of Restricted Stock Award Agreement for Employees used to evidence grants of Restricted Stock which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (effective October 8, 2008)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292)
[Exhibit 10.7(g)(iii)]

10.7(g)(iv)	Special Restricted Stock Award Agreement for Employees evidencing grant of Restricted Stock made on October 8, 2008 to Dr. Michael Kelty under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292)
[Exhibit 10.7(g)(iv)]

10.7(g)(v)	Special Restricted Stock Award Agreement for Employees evidencing grant of Restricted Stock made on October 1, 2008 to Mark R. Baker under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292)
[Exhibit 10.7(g)(v)]

10.7(g)(vi)	Specimen form of Restricted Stock Award Agreement for Employees used to evidence grants of Restricted Stock which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (French Specimen) [post-November 6, 2007 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2008 (File No. 1-13292) [Exhibit 10(c)(1)]

10.8(a)	The Scotts Miracle-Gro Company Discounted Stock Purchase Plan (As Amended and Restated as of January 26, 2006; Reflects 2-for-1 Stock Split Distributed on November 9, 2005)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-13292) [Exhibit 10.1]

10.8(b)	Amendment to The Scotts Miracle-Gro Company Discounted Stock Purchase Plan (effective as of November 6, 2008)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 10.8(b)]

Exhibit
No.	Description	Location

10.9	Summary of Compensation for Directors of The Scotts Miracle-Gro Company (effective as of February 4, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-13292) [Exhibit 10(r)]

10.10	Employment Agreement, dated as of May 19, 1995, between The Scotts Company and James Hagedorn	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (File No. 1-11593) [Exhibit 10(p)]

10.11(a)	Letter agreement, dated June 5, 2000 and accepted by Mr. Norton on June 8, 2000, between The Scotts Company and Patrick J. Norton	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 1-13292) [Exhibit 10(q)]

10.11(b)	Letter agreement, dated November 5, 2002, and accepted by Mr. Norton on November 22, 2002, pertaining to the terms of employment of Patrick J. Norton through December 31, 2005, and superseding certain provisions of the letter agreement, dated June 5, 2000, between The Scotts Company and Mr. Norton	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 1-13292) [Exhibit 10(q)]

10.11(c)	Letter of Extension, dated October 25, 2005, between The Scotts Miracle-Gro Company and Patrick J. Norton	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 14, 2005 (File No. 1-13292) [Exhibit 10.3]

10.12	Employment Agreement, effective as of October 1, 2007, between The Scotts Company LLC and Barry W. Sanders (executed by Mr. Sanders on November 16, 2007 and on behalf of The Scotts Company LLC on November 19, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(m)]

10.13	Employment Contract for an Unlimited Time, effective as of July 1, 2001, between The Scotts Company (now known as The Scotts Company LLC) and Claude Lopez [English Translation — Original in French]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(n)]

10.14	Employment Agreement for David C. Evans, executed on behalf of The Scotts Company LLC on November 19, 2007 and by David C. Evans on December 3, 2007 and effective as of October 1, 2007	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 7, 2007 (File No. 1-13292) [Exhibit 10.1]

10.15	Employment Agreement for Denise S. Stump, executed on behalf of The Scotts Company LLC on November 19, 2007 and by Denise S. Stump on December 11, 2007 and effective as of October 1, 2007	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 17, 2007 (File No. 1-13292) [Exhibit 10.1]

Exhibit
No.	Description	Location

10.16(a)	Employment Agreement for Vincent Brockman, executed on behalf of The Scotts Miracle-Gro Company and by Vincent Brockman on May 24, 2006 and effective as of March 1, 2006 (effective until June 1, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-13292) [Exhibit 10(q)]

10.16(b)	Employment Agreement for Vincent C. Brockman, effective as of June 1, 2008, between The Scotts Company LLC and Vincent C. Brockman (executed by Mr. Brockman on June 26, 2008 and on behalf of The Scotts Company LLC on June 27, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2008 (File No. 1-13292) [Exhibit 10(d)]

10.17	Employment Agreement for Mark R. Baker, effective October 1, 2008, between The Scotts Company LLC and Mark R. Baker (executed by Mr. Baker on September 9, 2008 and on behalf of The Scotts Company LLC on September 10, 2008)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 10.17]

(b)	EXHIBITS

The exhibits listed on the “Index to Exhibits” beginning on page 113 of this Annual Report on Form 10-K are filed with this Annual Report on Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits.”

(c)	FINANCIAL STATEMENT SCHEDULE

The financial statement schedule filed with this Annual Report on Form 10-K is submitted in a separate section hereof. For a description of such financial statement schedule, see “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 62 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Dated: December 3, 2008	By: /s/ James Hagedorn James Hagedorn, Chief Executive Officer and Chairman of the Board

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Page

Consolidated Financial Statements of The Scotts Miracle-Gro Company and Subsidiaries:
Annual Report of Management on Internal Control Over Financial Reporting	63
Reports of Independent Registered Public Accounting Firm	64
Consolidated Statements of Operations for the fiscal years ended September 30, 2008, 2007 and 2006	66
Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2008, 2007 and 2006	67
Consolidated Balance Sheets at September 30, 2008 and 2007	68
Consolidated Statements of Shareholders’ Equity for the fiscal years ended September 30, 2008, 2007 and 2006	69
Notes to Consolidated Financial Statements	70
Schedule Supporting the Consolidated Financial Statements:
Schedule II — Valuation and Qualifying Accounts for the fiscal years ended September 30, 2008, 2007 and 2006	112
EX-31.1
EX-31.2
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets with finite lives, and therefore subject to amortization, include technology (e.g., patents), customer accounts and certain tradenames. These intangible assets are being amortized on the straight-line method over periods typically ranging from 10 to 25 years. The Company’s fixed assets and intangible assets subject to amortization are required to be tested for recoverability under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The New MARP Agreement provides that although the specified receivables are sold, the purchaser has the right to require the Company to repurchase uncollected receivables if certain events occur, including the breach of certain covenants, warranties or representations made by the Company with respect to such receivables. However, the purchaser does not have the right to require the Company to repurchase any uncollected receivables if nonpayment is due to the account debtor’s financial inability to pay. Under certain specified conditions, the Company has the right to repurchase receivables which have been sold pursuant to the New MARP Agreement. The purchase price paid by the purchaser reflects a discount on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adjusted amount (primarily reflecting historical dilution and potential trade credits) of the receivables purchased, which effectively is equal to the 7-day LIBOR rate plus a margin of .85% per annum. The Company continues to be responsible for the servicing and administration of the receivables purchased.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company had $7.2 million and $10.0 million of gross unrecognized tax benefits related to uncertain tax positions at September 30, 2008 and October 1, 2007, respectively. Included in the September 30, 2008 and October 1, 2007 balances were $6.5 million and $9.5 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. A reconciliation of these unrecognized tax benefits from October 1, 2007 to September 30, 2008 is as follows (in millions):

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At September 30, 2008, $3.8 million was accrued for these non-FIFRA compliance-related environmental matters. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. However, if facts and circumstances change significantly, they could result in a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. The Company sells its consumer products to a wide variety of retailers, including mass merchandisers, home centers, independent hardware stores, nurseries, garden outlets, warehouse clubs, food and drug stores and local and regional chains. Professional products are sold to commercial nurseries, greenhouses, landscape services and growers of specialty agriculture crops. Concentrations of accounts receivable at September 30, net of accounts receivable pledged under the terms of the New MARP Agreement whereby the purchaser has assumed the risk associated with the debtor’s financial inability to pay ($146.6 million and $149.5 million for 2008 and 2007, respectively), were as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Global Consumer segment consists of the North American Consumer and International Consumer business groups. The business groups comprising this segment manufacture, market and sell dry, granular slow-release lawn fertilizers, combination lawn fertilizer and control products, grass seed, spreaders, water-soluble, liquid and continuous release garden and indoor plant foods, plant care products, potting, garden and lawn soils, mulches and other growing media products and pesticide products. Products are marketed to mass merchandisers, home centers, large hardware chains, warehouse clubs, distributors, garden centers and grocers in the United States, Canada and Europe.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Balance		Additions	Deductions
	at		Charged	Credited	Balance
	Beginning	Reserves	to	and	at End of
Classification	of Period	Acquired	Expense	Write-Offs	Period

Valuation and qualifying accounts deducted from the assets to which they apply:
Inventory reserve	$15.6	$—	$13.3	$(11.4)	$17.5
Inventory reserve — product recalls	—	—	16.7	(8.0)	8.7
Allowance for doubtful accounts	11.4	—	4.7	(5.5)	10.6
Income tax valuation allowance	41.0	—	27.0	(2.2)	65.8

Schedule II — Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2007
(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Balance		Additions	Deductions
	at		Charged	Credited	Balance
	Beginning	Reserves	to	and	at End of
Classification	of Period	Acquired	Expense	Write-Offs	Period

Valuation and qualifying accounts deducted from the assets to which they apply:
Inventory reserve	$15.1	$—	$9.6	$(9.1)	$15.6
Allowance for doubtful accounts	11.3	4.1	1.3	(5.3)	11.4
Income tax valuation allowance	35.4	—	8.5	(2.9)	41.0

Schedule II — Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2006
(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Balance		Additions	Deductions
	at		Charged	Credited	Balance
	Beginning	Reserves	to	and	at End of
Classification	of Period	Acquired	Expense	Write-Offs	Period

Valuation and qualifying accounts deducted from the assets to which they apply:
Inventory reserve	$16.3	$0.3	$9.4	$(10.9)	$15.1
Allowance for doubtful accounts	11.4	0.5	3.5	(4.1)	11.3
Income tax valuation allowance	33.0	—	5.1	(2.7)	35.4

The Scotts Miracle-Gro Company

Index to Exhibits

Exhibit
No.	Description	Location

2.1(a)	Amended and Restated Agreement and Plan of Merger, dated as of May 19, 1995, among Stern’s Miracle-Gro Products, Inc., Stern’s Nurseries, Inc., Miracle-Gro Lawn Products Inc., Miracle-Gro Products Limited, Hagedorn Partnership, L.P., the general partners of Hagedorn Partnership, L.P., Horace Hagedorn, Community Funds, Inc., and John Kenlon, The Scotts Company and ZYX Corporation	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Company, a Delaware corporation, filed June 2, 1995 (File No. 0-19768) [Exhibit 2(b)]

2.1(b)	First Amendment to Amended and Restated Agreement and Plan of Merger, made and entered into as of October 1, 1999, among The Scotts Company, Scotts’ Miracle-Gro Products, Inc. (as successor to ZYX Corporation and Stern’s Miracle-Gro Products, Inc.), Miracle-Gro Lawn Products Inc., Miracle-Gro Products Limited, Hagedorn Partnership, L.P., Community Funds, Inc., Horace Hagedorn and John Kenlon, and James Hagedorn, Katherine Hagedorn Littlefield, Paul Hagedorn, Peter Hagedorn, Robert Hagedorn and Susan Hagedorn	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Company, an Ohio corporation (“Scotts”), filed October 5, 1999 (File No. 1-11593) [Exhibit 2]

2.2	Agreement and Plan of Merger, dated as of December 13, 2004, by and among The Scotts Company, The Scotts Company LLC and The Scotts Miracle-Gro Company	Incorporated herein by reference to Scotts’ Current Report on Form 8-K filed February 2, 2005 (File No. 1-13292) [Exhibit 2.1]

3.1(a)	Initial Articles of Incorporation of The Scotts Miracle-Gro Company as filed with the Ohio Secretary of State on November 22, 2004	Incorporated herein by reference to the Current Report on Form 8-K of The Scotts Miracle-Gro Company (the “Registrant”) filed March 24, 2005 (File No. 1-13292) [Exhibit 3.1]

3.1(b)	Certificate of Amendment by Shareholders to Articles of Incorporation of The Scotts Miracle-Gro Company as filed with the Ohio Secretary of State on March 18, 2005	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 24, 2005 (File No. 1-13292) [Exhibit 3.2]

3.2	Code of Regulations of The Scotts Miracle-Gro Company	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 24, 2005 (File No. 1-13292) [Exhibit 3.3]

Exhibit
No.	Description	Location

4.1(a)	Amended and Restated Credit Agreement, dated as of February 7, 2007, by and among The Scotts Miracle-Gro Company as the “Borrower”; the Subsidiary Borrowers (as defined in the Amended and Restated Credit Agreement); the several banks and other financial institutions from time to time parties to the Amended and Restated Credit Agreement; Bank of America, N.A., as Syndication Agent; The Bank of Tokyo-Mitsubushi UFJ. Ltd, BNP Paribas, CoBank, ACB, BMO Capital Markets Financing, Inc., LaSalle Bank N.A., Cooperatieve Centrale Raiffeisen Boerenleenbank, B.A. “Rabobank Nederland”, New York Branch, Citicorp North America, Inc. and The Bank of Nova Scotia, as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 1-13292) [Exhibit 4(a)]

4.1(b)	First Amendment, dated as of April 10, 2007, to the Amended and Restated Credit Agreement, dated as of February 7, 2007, by and among The Scotts Miracle-Gro Company as the “Borrower”; the Subsidiary Borrowers (as defined in the Amended and Restated Credit Agreement); the several banks and other financial institutions from time to time parties to the Amended and Restated Credit Agreement; the Syndication Agent and the Documentation Agents named in the Amended and Restated Credit Agreement; and JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 1-13292) [Exhibit 4(b)]

4.2	Amended and Restated Guarantee and Collateral Agreement, dated as of February 7, 2007, made by The Scotts Miracle-Gro Company and each Domestic Subsidiary Borrower (and certain of the Subsidiary Borrowers’ domestic subsidiaries) under the Amended and Restated Credit Agreement in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 1-13292) [Exhibit 4(c)]

4.3	Foreign Pledge Agreement Acknowledgement and Confirmation, dated as of March 30, 2007, entered into by Scotts Sierra Investments, Inc. and OMS Investments, Inc. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 1-13292) [Exhibit 4(d)]

4.4	Agreement to furnish copies of instruments and agreements defining rights of holders of long-term debt	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 4.4]

10.1(a)	The Scotts Company LLC Excess Benefit Plan for Grandfathered Associates as of January 1, 2005 (executed as of September 30, 2008)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 10.1(a)]

Exhibit
No.	Description	Location

10.1(b)	The Scotts Company LLC Excess Benefit Plan for Non Grandfathered Associates as of January 1, 2005 (executed as of November 20, 2008)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 10.1(b)]

10.2(a)(i)	The Scotts Company LLC Amended and Restated Executive/Management Incentive Plan (approved on November 7, 2007 and effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(b)(2)]

10.2(a)(ii)	Amendment to The Scotts Company LLC Amended and Restated Executive/Management Incentive Plan (effective as of November 5, 2008) [amended the name of the plan to be The Scotts Company LLC Amended and Restated Executive Incentive Plan]	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 12, 2008 (File No. 1-13292) [Exhibit 10.2]

10.2(b)(i)	Specimen form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive Incentive Plan) [2005 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 10.2(b)(i)]

10.2(b)(ii)	Specimen form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive Incentive Plan) [post-2005 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 (File No. 1-13292) [Exhibit 10.1]

10.2(c)	Executive Officers of The Scotts Miracle-Gro Company who are parties to form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Amended and Restated Executive Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 10.2(c)]

10.3	The Scotts Company LLC Supplemental Incentive Plan for the fiscal year ended September 30, 2008	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2008 (File No. 1-13292) [Exhibit 10(c)]

10.4(a)	The Scotts Miracle-Gro Company Amended and Restated 1996 Stock Option Plan (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(d)(4)]

10.4(b)	Specimen form of Stock Option Agreement for Non-Qualified Stock Options granted to employees under The Scotts Company 1996 Stock Option Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 1996 Stock Option Plan)	Incorporated herein by reference to Scotts’ Current Report on Form 8-K filed November 19, 2004 (File No. 1-13292) [Exhibit 10.7]

Exhibit
No.	Description	Location

10.5(a)(i)	The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [executed on November 19, 1998 and effective as of January 1, 1999]	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on October 9, 2008 (File No. 333-153925) [Exhibit 4.4]

10.5(a)(ii)	First Amendment to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [executed as of December 23, 1998 and effective as of January 1, 1999]	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on October 9, 2008 (File No. 333-153925) [Exhibit 4.5]

10.5(a)(iii)	Second Amendment to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [executed as of January 14, 2000 and effective as of January 1, 2000]	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on October 9, 2008 (File No. 333-153925) [Exhibit 4.6]

10.5(a)(iv)	Third Amendment to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [executed as of December 1, 2002 and effective as of January 1, 2003]	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on October 9, 2008 (File No. 333-153925) [Exhibit 4.7]

10.5(a)(v)	Fourth Amendment to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [executed as of May 5, 2004 and effective as of January 1, 2004]	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on October 9, 2008 (File No. 333-153925) [Exhibit 4.8]

10.5(a)(vi)	Fifth Amendment to The Scotts Company Executive Retirement Plan (executed on May 6, 2005 and effective as of March 18, 2005) [amended the name of the plan to be The Scotts Company LLC Executive Retirement Plan]	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on October 9, 2008 (File No. 333-153925) [Exhibit 4.9]

10.5(a)(vii)	Sixth Amendment to The Scotts Company LLC Executive Retirement Plan (executed and effective as of October 8, 2008)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 15, 2008 (File No. 1-13292) [Exhibit 10.1.7]

10.5(b)(i)	Trust Agreement between The Scotts Company and Fidelity Management Trust Company for The Scotts Company Nonqualified Deferred Compensation Trust established to assist in discharging obligations under The Scotts Company Nonqualified Deferred Compensation Plan (now known as The Scotts Company LLC Executive Retirement Plan), dated as of January 1, 1998	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 10.5(b)(i)]

10.5(b)(ii)	First Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Nonqualified Deferred Compensation Plan (now known as The Scotts Company LLC Executive Retirement Plan), dated as of March 24, 1998	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 10.5(b)(ii)]

Exhibit
No.	Description	Location

10.5(b)(iii)	Second Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Nonqualified Deferred Compensation Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of January 15, 1999]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 10.5(b)(iii)]

10.5(b)(iv)	Third Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Nonqualified Deferred Compensation Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of July 1, 1999]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 10.5(b)(iv)]

10.5(b)(v)	Fourth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of August 1, 1999]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 10.5(b)(v)]

10.5(b)(vi)	Fifth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of December 20, 2000]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 10.5(b)(vi)]

10.5(b)(vii)	Sixth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [effective as of November 29, 2001]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 10.5(b)(vii)]

10.5(b)(viii)	Seventh Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of September 1, 2002]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 10.5(b)(viii)]

10.5(b)(ix)	Eighth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of December 31, 2002]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 10.5(b)(ix)]

10.5(b)(x)	Ninth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of October 15, 2004]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 10.5(b)(x)]

Exhibit
No.	Description	Location

10.5(b)(xi)	Tenth Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company LLC with regard to The Scotts Company Executive Retirement Plan (now known as The Scotts Company LLC Executive Retirement Plan) [dated as of October 2, 2006]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 10.5(b)(xi)]

10.5(b)(xii)	Eleventh Amendment to Trust Agreement between Fidelity Management Trust Company and The Scotts Company LLC with regard to The Scotts Company LLC Executive Retirement Plan (dated as of February 9, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 10.5(b)(xii)]

10.5(c)	Form of Executive Retirement Plan Retention Award Agreement between The Scotts Company LLC and each of David C. Evans, Barry W. Sanders, Denise S. Stump, Michael C. Lukemire and Vincent C. Brockman (entered into on November 4, 2008)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 15, 2008 (File No. 1-13292) [Exhibit 10.2]

10.6(a)	The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(j)(3)]

10.6(b)(i)	Specimen form of Award Agreement for Directors used to evidence grants of Nonqualified Stock Options made under The Scotts Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [2003 version]	Incorporated herein by reference to Scotts’ Current Report on Form 8-K filed November 19, 2004 (File No. 1-13292) [Exhibit 10.9]

10.6(b)(ii)	Specimen form of Award Agreement for Directors used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [post-2003 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-13292) [Exhibit 10(v)]

10.6(c)(i)	Specimen form of Award Agreement for Nondirectors used to evidence grants of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock and Performance Stock made under The Scotts Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [pre-December 1, 2004 version]	Incorporated herein by reference to Scotts’ Current Report on Form 8-K filed November 19, 2004 (File No. 1-13292) [Exhibit 10.8]

Exhibit
No.	Description	Location

10.6(c)(ii)	Specimen form of Award Agreement for Nondirectors used to evidence grants of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock and Performance Shares made under The Scotts Miracle-Gro Company 2003 Stock Option and Incentive Equity Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2003 Stock Option and Incentive Equity Plan) [post-December 1, 2004 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-13292) [Exhibit 10(u)]

10.7(a)	The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (effective as of October 30, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(r)(2)]

10.7(b)(i)	Specimen form of Award Agreement for Nonemployee Directors used to evidence grants of Time-Based Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-13292) [Exhibit 10.3]

10.7(b)(ii)	Specimen form of Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-December 20, 2007 version)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-13292) [Exhibit 10(l)]

10.7(b)(iii)	Specimen form of Deferred Stock Unit Award Agreement for Nonemployee Directors (with Related Dividend Equivalents) used to evidence grants of Deferred Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-February 3, 2008 version)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-13292) [Exhibit 10(m)]

10.7(c)(i)	Specimen form of Award Agreement used to evidence grants of Restricted Stock Units, Performance Shares, Nonqualified Stock Options, Incentive Stock Options, Restricted Stock and Stock Appreciation Rights made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [pre-October 30, 2007 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (File No. 1-13292) [Exhibit 10(b)]

10.7(c)(ii)	Specimen form of Award Agreement for Employees used to evidence grants of Nonqualified Stock Options, Restricted Stock, Performance Shares and Restricted Stock Units made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [French Specimen] (pre-November 6, 2007 version)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2006 (File No. 1-13292) [Exhibit 10.4]

Exhibit
No.	Description	Location

10.7(d)(i)	Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-October 8, 2008 version)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 10.7(d)(i)]

10.7(d)(ii)	Special Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) evidencing grant of Restricted Stock Units made on October 8, 2008 to Mark R. Baker under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 10.7(d)(ii)]

10.7(d)(iii)	Special Restricted Stock Unit Award Agreement (with Related Dividend Equivalents) evidencing grant of Restricted Stock Units made on November 4, 2008 to Claude Lopez under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 10.7(d)(iii)]

10.7(e)(i)	Specimen form of Performance Share Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Performance Shares which may be made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [post-October 30, 2007 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(t)(5)]

10.7(e)(ii)	Special Performance Share Award Agreement (with Related Dividend Equivalents) evidencing grant of Performance Shares made on October 30, 2007 to Barry W. Sanders under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (executed by The Scotts Miracle-Gro Company on December 20, 2007 and by Barry W. Sanders on January 7, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-13292) [Exhibit 10(n)]

10.7(f)(i)	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [October 30, 2007 through October 8, 2008 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(t)(3)]

10.7(f)(ii)	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-October 8, 2008 version)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 10.7(f)(ii)]

Exhibit
No.	Description	Location

10.7(f)(iii)	Special Nonqualified Stock Option Award Agreement for Employees evidencing grant of Nonqualified Stock Options made on October 8, 2008 to Mark R. Baker under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 10.7(f)(iii)]

10.7(f)(iv)	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (French Specimen)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2008 (File No. 1-13292) [Exhibit 10(c)(2)]

10.7(g)(i)	Form of letter agreement amending grants of Restricted Stock made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [effective as of October 30, 2007]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(t)(2)]

10.7(g)(ii)	Specimen form of Restricted Stock Award Agreement for Employees used to evidence grants of Restricted Stock made under The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan (now known as The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan) [October 30, 2007 through October 8, 2008 version]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(t)(4)]

10.7(g)(iii)	Specimen form of Restricted Stock Award Agreement for Employees used to evidence grants of Restricted Stock which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (effective October 8, 2008)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 10.7(g)(iii)]

10.7(g)(iv)	Special Restricted Stock Award Agreement for Employees evidencing grant of Restricted Stock made on October 8, 2008 to Dr. Michael Kelty under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 10.7(g)(iv)]

10.7(g)(v)	Special Restricted Stock Award Agreement for Employees evidencing grant of Restricted Stock made on October 1, 2008 to Mark R. Baker under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 10.7(g)(v)]

10.7(g)(vi)	Specimen form of Restricted Stock Award Agreement for Employees used to evidence grants of Restricted Stock which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (French Specimen) [post-November 6, 2007 version]	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2008 (File No. 1-13292) [Exhibit 10(c)(1)]

Exhibit
No.	Description	Location

10.8(a)	The Scotts Miracle-Gro Company Discounted Stock Purchase Plan (As Amended and Restated as of January 26, 2006; Reflects 2-for-1 Stock Split Distributed on November 9, 2005)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed February 2, 2006 (File No. 1-13292) [Exhibit 10.1]

10.8(b)	Amendment to The Scotts Miracle-Gro Company Discounted Stock Purchase Plan (effective as of November 6, 2008)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 10.8(b)]

10.9	Summary of Compensation for Directors of The Scotts Miracle-Gro Company (effective as of February 4, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-13292) [Exhibit 10(r)]

10.10	Employment Agreement, dated as of May 19, 1995, between The Scotts Company and James Hagedorn	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (File No. 1-11593) [Exhibit 10(p)]

10.11(a)	Letter agreement, dated June 5, 2000 and accepted by Mr. Norton on June 8, 2000, between The Scotts Company and Patrick J. Norton	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 1-13292) [Exhibit 10(q)]

10.11(b)	Letter agreement, dated November 5, 2002, and accepted by Mr. Norton on November 22, 2002, pertaining to the terms of employment of Patrick J. Norton through December 31, 2005, and superseding certain provisions of the letter agreement, dated June 5, 2000, between The Scotts Company and Mr. Norton	Incorporated herein by reference to Scotts’ Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 1-13292) [Exhibit 10(q)]

10.11(c)	Letter of Extension, dated October 25, 2005, between The Scotts Miracle-Gro Company and Patrick J. Norton	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 14, 2005 (File No. 1-13292) [Exhibit 10.3]

10.12	Employment Agreement, effective as of October 1, 2007, between The Scotts Company LLC and Barry W. Sanders (executed by Mr. Sanders on November 16, 2007 and on behalf of The Scotts Company LLC on November 19, 2007)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(m)]

10.13	Employment Contract for an Unlimited Time, effective as of July 1, 2001, between The Scotts Company (now known as The Scotts Company LLC) and Claude Lopez [English Translation — Original in French]	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-13292) [Exhibit 10(n)]

10.14	Employment Agreement for David C. Evans, executed on behalf of The Scotts Company LLC on November 19, 2007 and by David C. Evans on December 3, 2007 and effective as of October 1, 2007	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 7, 2007 (File No. 1-13292) [Exhibit 10.1]

Exhibit
No.	Description	Location

10.15	Employment Agreement for Denise S. Stump, executed on behalf of The Scotts Company LLC on November 19, 2007 and by Denise S. Stump on December 11, 2007 and effective as of October 1, 2007	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed December 17, 2007 (File No. 1-13292) [Exhibit 10.1]

10.16(a)	Employment Agreement for Vincent Brockman, executed on behalf of The Scotts Miracle-Gro Company and by Vincent Brockman on May 24, 2006 and effective as of March 1, 2006 (effective until June 1, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-13292) [Exhibit 10(q)]

10.16(b)	Employment Agreement for Vincent C. Brockman, effective as of June 1, 2008, between The Scotts Company LLC and Vincent C. Brockman (executed by Mr. Brockman on June 26, 2008 and on behalf of The Scotts Company LLC on June 27, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2008 (File No. 1-13292) [Exhibit 10(d)]

10.17	Employment Agreement for Mark R. Baker, effective October 1, 2008, between The Scotts Company LLC and Mark R. Baker (executed by Mr. Baker on September 9, 2008 and on behalf of The Scotts Company LLC on September 10, 2008)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 10.17]

10.18(a)	Amended and Restated Exclusive Agency and Marketing Agreement, effective as of September 30, 1998, between Monsanto Company and The Scotts Company LLC (as successor to The Scotts Company)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-13292) [Exhibit 10(x)]

10.18(b)	Letter Agreement, dated March 28, 2008, amending the Amended and Restated Exclusive Agency and Marketing Agreement, dated as of September 30, 1998, between Monsanto Company and The Scotts Company LLC	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 10.18(b)]

10.19(a)	Master Accounts Receivable Purchase Agreement, dated as of April 11, 2007, by and among The Scotts Company LLC as seller, The Scotts Miracle-Gro Company as guarantor and LaSalle Bank National Association as purchaser (terminated as of April 9, 2008)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed April 17, 2007 (File No. 1-13292) [Exhibit 10.1]

10.19(b)	First Amendment to Master Accounts Receivable Purchase Agreement and Waiver, entered into as of October 22, 2007, among The Scotts Company LLC, The Scotts Miracle-Gro Company and LaSalle Bank National Association (terminated as of April 9, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-13292) [Exhibit 10(s)]

10.19(c)	Second Amendment to Master Accounts Receivable Purchase Agreement, entered into as of November 30, 2007, among The Scotts Company LLC, The Scotts Miracle-Gro Company and LaSalle Bank National Association (terminated as of April 9, 2008)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007 (File No. 1-13292) [Exhibit 10(t)]

10.19(d)	Termination and Release Agreement, dated as of April 9, 2008, by and among The Scotts Company LLC, The Scotts Miracle-Gro Company and LaSalle Bank National Association	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed April 15, 2008 (File No. 1-13292) [Exhibit 10.1]

Exhibit
No.	Description	Location

10.20	Master Accounts Receivable Purchase Agreement, dated as of April 9, 2008, among The Scotts Company LLC as seller, The Scotts Miracle-Gro Company as guarantor and Bank of America, N.A. as purchaser	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed April 15, 2008 (File No. 1-13292) [Exhibit 10.2]

14	Code of Business Conduct and Ethics of The Scotts Miracle-Gro Company, as amended on November 2, 2006	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 8, 2006 (File No. 1-13292) [Exhibit 14]

21	Subsidiaries of The Scotts Miracle-Gro Company	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 21]

23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 23]

24	Powers of Attorney of Executive Officers and Directors of The Scotts Miracle-Gro Company	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-13292) [Exhibit 24]

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	*

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	*

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	*

*	Filed herewith.