Form 10-Q
period 2008-12-27
SCOTTS MIRACLE-GRO CO
filed 2009-02-05
CIK 825542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 1-11593
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 3, 2009

Common Shares, $0.01 stated value, no par value	65,548,951 common shares

THE SCOTTS MIRACLE-GRO COMPANY
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED
	DECEMBER 27,	DECEMBER 29,
	2008	2007
Net sales	$318.0	$308.7
Cost of sales	232.5	237.4
Cost of sales — product registration and recall matters	1.3	—

Gross profit	84.2	71.3

Operating expenses:
Selling, general and administrative	153.2	144.3
Product registration and recall matters	6.2	—
Other income, net	(2.4)	(3.2)

Loss from operations	(72.8)	(69.8)

Interest expense	16.3	19.0

Loss before income taxes	(89.1)	(88.8)

Income tax benefit	(32.1)	(32.0)

Net loss	$(57.0)	$(56.8)

BASIC LOSS PER COMMON SHARE:
Weighted-average common shares outstanding during the period	64.7	64.2

Basic loss per common share	$(0.88)	$(0.89)

DILUTED LOSS PER COMMON SHARE:
Weighted-average common shares outstanding during the period	64.7	64.2

Diluted loss per common share	$(0.88)	$(0.89)

Dividends declared per common share	$0.125	$0.125

See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	THREE MONTHS ENDED
	DECEMBER 27,	DECEMBER 29,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(57.0)	$(56.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3.7	3.4
Depreciation	11.3	13.1
Amortization	3.5	4.1
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	77.0	119.7
Inventories	(233.2)	(257.0)
Prepaid and other current assets	(9.2)	1.2
Accounts payable	68.3	29.1
Accrued liabilities	(24.8)	(38.6)
Restructuring reserves	(0.2)	(0.3)
Other non-current items	(1.0)	2.3
Other, net	(10.7)	(0.2)

Net cash used in operating activities	(172.3)	(180.0)

INVESTING ACTIVITIES
Proceeds from the sale of property, plant and equipment	—	0.6
Investments in property, plant and equipment	(7.9)	(15.1)
Investments in intellectual property	(1.0)	—
Investments in acquired businesses, net of cash acquired	(8.7)	—

Net cash used in investing activities	(17.6)	(14.5)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit	315.4	298.4
Repayments under revolving and bank lines of credit	(154.6)	(102.6)
Dividends paid	(8.9)	(8.3)
Payments on seller notes	(0.1)	(0.8)
Excess tax benefits from share-based payment arrangements	0.4	0.7
Cash received from the exercise of stock options	2.1	1.6

Net cash provided by financing activities	154.3	189.0
Effect of exchange rate changes on cash	(0.7)	2.1

Net decrease in cash	(36.3)	(3.4)
Cash and cash equivalents at beginning of period	84.7	67.9

Cash and cash equivalents at end of period	$48.4	$64.5

Supplemental cash flow information
Interest paid, net of interest capitalized	(8.4)	(9.6)
Income taxes refunded	11.8	10.8
See notes to condensed, consolidated financial statements

THE SCOTTS MIRACLE-GRO COMPANY
CONDENSED, CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PER SHARE DATA)

	DECEMBER 27,	DECEMBER 29,	SEPTEMBER 30,
	2008	2007	2008
	UNAUDITED		(SEE NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$48.4	$64.5	$84.7
Accounts receivable, less allowances of $10.5, $10.9 and $10.6, respectively	279.2	269.2	259.8
Accounts receivable pledged	45.9	10.7	146.6
Inventories, net	643.4	663.9	415.9
Prepaid and other assets	149.3	126.1	137.9

Total current assets	1,166.2	1,134.4	1,044.9

Property, plant and equipment, net of accumulated depreciation of $461.9, $432.1 and $460.6, respectively	338.4	366.1	344.1
Goodwill	370.5	463.0	377.7
Intangible assets, net	367.1	416.9	367.2
Other assets	20.7	28.6	22.4

Total assets	$2,262.9	$2,409.0	$2,156.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$98.1	$28.1	$150.0
Accounts payable	272.7	232.4	207.6
Accrued liabilities	288.9	259.2	320.5

Total current liabilities	659.7	519.7	678.1

Long-term debt	1,039.3	1,286.6	849.5
Other liabilities	195.2	184.8	192.0

Total liabilities	1,894.2	1,991.1	1,719.6

Commitments and contingencies (notes 2, 4 and 10)

Shareholders’ equity:
Common shares and capital in excess of $.01 stated value per share, 65.5, 64.2 and 65.2 shares issued and outstanding, respectively	460.7	478.8	472.4
Retained earnings	150.8	195.6	216.7
Treasury stock, at cost; 3.2, 3.9 and 3.4 shares, respectively	(172.9)	(212.1)	(185.3)
Accumulated other comprehensive loss	(69.9)	(44.4)	(67.1)

Total shareholders’ equity	368.7	417.9	436.7

Total liabilities and shareholders’ equity	$2,262.9	$2,409.0	$2,156.3

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
ORGANIZATION AND BASIS OF PRESENTATION
The Company’s condensed, consolidated financial statements are unaudited; however, in the opinion of management, these financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed, consolidated financial statements include the accounts of Scotts Miracle-Gro and all wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. Interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the consolidated financial statements and accompanying notes in Scotts Miracle-Gro’s Annual Report on Form 10-K, as amended by Form 10-K/A (Amendment No. 1), for the fiscal year ended September 30, 2008.
The Condensed, Consolidated Balance Sheet at September 30, 2008 has been derived from the audited Consolidated Balance Sheet at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
USE OF ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed, consolidated financial statements and accompanying notes. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results ultimately may differ from the estimates.
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
Under the terms of the Amended and Restated Exclusive Agency and Marketing Agreement (the “Marketing Agreement”) between the Company and Monsanto Company (“Monsanto”), the Company, in its role as exclusive agent performs certain functions, primarily manufacturing conversion, distribution and logistics, and selling and manufacturing support, on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred by the Company on behalf of Roundup® are recovered from Monsanto through the terms of the Marketing Agreement. The reimbursement of costs for which the Company is considered the primary obligor is included in net sales.
PROMOTIONAL ALLOWANCES
The Company promotes its branded products through cooperative advertising programs with retailers. Retailers may also be offered in-store promotional allowances and rebates based on sales volumes. Certain products are promoted with direct consumer rebate programs and special purchasing incentives. Promotion costs (including allowances and rebates) incurred during the year are expensed to interim periods in relation to revenues and are recorded as a reduction of net sales. Accruals for expected payouts under these programs are included in the “Accrued liabilities” line in the Condensed, Consolidated Balance Sheets.

ADVERTISING
Advertising costs incurred during the year by our Global Consumer segment are expensed to interim periods in relation to revenues. All advertising costs, except for external production costs, are expensed within the fiscal year in which such costs are incurred. External production costs for advertising programs are deferred until the period in which the advertising is first aired.
Scotts LawnService® promotes its service offerings primarily through direct mail campaigns. External costs associated with these campaigns that qualify as direct response advertising costs are deferred and recognized as advertising expense in proportion to revenues over a period not beyond the end of the subsequent calendar year. Costs that do not qualify as direct response advertising costs are expensed within the fiscal year incurred on a monthly basis in proportion to net sales. The costs deferred at December 27, 2008, December 29, 2007 and September 30, 2008 were $3.9 million, $3.6 million and $4.5 million, respectively.
Smith & Hawken® promotes its products primarily through catalogs. Costs related to the production, printing and distribution of catalogs are expensed over the expected sales life of the related catalog: four weeks for consumer catalogs and 52 weeks for trade catalogs. Other advertising costs, such as Internet, radio and print, are expensed as incurred. The costs deferred at December 27, 2008, December 29, 2007 and September 30, 2008 were $0.2 million, $0.2 million and $0.6 million, respectively.
STOCK-BASED COMPENSATION AWARDS
The fair value of awards is expensed ratably over the vesting period, generally three years. The Company uses a binomial model to determine the fair value of its option grants.
GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets determined to have indefinite lives are not subject to amortization. Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis, scheduled for the first day of the fourth fiscal quarter, or more frequently if circumstances indicate a potential impairment. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value and classified as “Impairment, restructuring and other charges” in the Condensed, Consolidated Statements of Operations.
INCOME TAXES
Income tax expense was calculated assuming an effective tax rate of 36.0% for both the three months ended December 27, 2008 and December 29, 2007. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible, as well as other items. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
LOSS PER COMMON SHARE
Basic loss per common share is computed based on the weighted-average number of common shares outstanding each period. Diluted loss per common share is computed based on the weighted-average number of common shares and dilutive potential common shares (stock options, restricted stock, restricted stock units, performance shares and stock appreciation rights) outstanding each period. Because of the first quarter net losses, common stock equivalents were not included in the calculation of diluted loss per common share because to do so would have been anti-dilutive. These common stock equivalents equated to 0.7 million common shares and 1.6 million common shares for the three months ended December 27, 2008 and December 29, 2007, respectively.
RECENT ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards No. 157 — Fair Value Measurements
On October 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The effect of the adoption of SFAS 157 was not material and required no adjustment to the Company’s financial position or results of operations. Refer to “NOTE 11. FAIR VALUE MEASUREMENTS” for further information regarding the effect of the adoption of SFAS 157 with respect to financial assets and liabilities. In February 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position 157-1,

“Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes leasing transactions accounted for under SFAS No. 13, “Accounting for Leases” and related guidance from the scope of SFAS 157. In February 2008, the FASB also issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. FSP SFAS 157-2 states that a measurement is recurring if it happens at least annually and defines nonfinancial assets and nonfinancial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability in SFAS 159. The Company is completing its evaluation of the effect of SFAS 157 on nonfinancial assets and liabilities and does not expect its adoption in the first quarter of fiscal 2010 to have a material impact on the Company’s financial condition or results of operations.
Statement of Financial Accounting Standards No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“SFAS 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. The Company adopted SFAS 159 as of October 1, 2008. The Company has not elected to measure any financial assets or liabilities at fair value which were not previously required to be measured at fair value.
Statement of Financial Accounting Standards No. 141(R) — Business Combinations
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. The objective of SFAS 141(R) is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. SFAS 141(R) will be effective for the Company’s financial statements for the fiscal year beginning October 1, 2009.
Statement of Financial Accounting Standards No. 160 — Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also changes the way the consolidated financial statements are presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expands disclosures in the consolidated financial statements that clearly identify and distinguish between the parent’s ownership interest and the interest of the noncontrolling owners of a subsidiary. The provisions of SFAS 160 are to be applied prospectively as of the beginning of the fiscal year in which SFAS 160 is adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. SFAS 160 will be effective for the Company’s financial statements for the fiscal year beginning October 1, 2009. The Company is in the process of evaluating the impact that the adoption of SFAS 160 may have on its financial statements.
Statement of Financial Accounting Standards No. 161 — Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). The objective of SFAS 161 is to enhance the current disclosure framework in SFAS 133 and improve the transparency of financial reporting for derivative instruments and hedging activities. SFAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company’s financial statements for the fiscal quarter ending March 28, 2009. The Company is in the process of evaluating the impact that the adoption of SFAS 161 may have on its financial statement disclosures.

FASB Staff Position 142-3 — Determination of the Useful Life of Intangible Assets
In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. FSP FAS 142-3 will require certain additional disclosures beginning October 1, 2009 and prospective application to useful life estimates for intangible assets acquired after September 30, 2009. The Company is in the process of evaluating the impact that the adoption of FSP FAS 142-3 may have on its financial statements and related disclosures.
FASB Staff Position 132(R)-1 — Employers’ Disclosures About Postretirement Benefit Plan Assets
In December 2008, the FASB issued FASB Staff Position 132(R)-1, “Employers’ Disclosures About Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), to provide guidance on employers’ disclosures about assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to SFAS 157. The objectives of the disclosures are to provide an understanding of (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and (e) significant concentrations of risk within plan assets. The disclosures required by FSP FAS 132(R)-1 will be effective for the Company’s financial statements for the fiscal year ending September 30, 2010. The Company is in the process of evaluating the impact that the adoption of FSP FAS 132(R)-1 may have on its financial statement disclosures.
NOTE 2. PRODUCT REGISTRATION AND RECALL MATTERS
In April 2008, the Company learned that a former associate apparently deliberately circumvented the Company’s policies and U.S. Environmental Protection Agency (“U.S. EPA”) regulations under the Federal Insecticide, Fungicide, and Rodenticide Act of 1947, as amended (“FIFRA”), by failing to obtain valid registrations for products and/or causing invalid product registration forms to be submitted to regulators. Since that time, the Company has been cooperating with the U.S. EPA in its civil investigation into pesticide product registration issues involving the Company and with the U.S. EPA and the U.S. Department of Justice (the “U.S. DOJ”) in a related criminal investigation. In late April of 2008, in connection with the U.S. EPA’s investigation, the Company was required to conduct a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, the Company and the U.S. EPA agreed upon a Compliance Review Plan for conducting a comprehensive, independent review of the Company’s product registration records. Pursuant to the Compliance Review Plan, an independent third party firm, Quality Associates Incorporated (“QAI”), has been reviewing all of the Company’s U.S. pesticide product registration records, some of which are historical in nature and no longer support sales of the Company’s products. The U.S. EPA investigation and QAI review process identified several issues affecting registrations which resulted in the temporary suspension of sales and shipments of the products affected. In addition, as the QAI review process or the Company’s internal review has identified FIFRA registration issues or potential FIFRA registration issues (some of which appear unrelated to the former associate), the Company has endeavored to stop selling or distributing the affected products until the issues could be resolved with the U.S. EPA.
While QAI has completed its review of substantially all of the Company’s registrations, the registration review process has not concluded and the Company continues to provide the U.S. EPA with additional follow-up information. At the same time, the second phase of the QAI review process has commenced with a focus on reviewing advertising and related promotional support of the Company’s registered pesticide products. The Company does not expect the results of either of these processes to significantly affect its fiscal year 2009 sales.
On September 26, 2008, the Company, doing business as Scotts LawnService®, was named as a defendant in a purported class action filed in the U.S. District Court for the Eastern District of Michigan relating to certain pesticide products. In the suit, Mark Baumkel, on behalf of himself and the purported classes, seeks an unspecified amount of damages, plus costs and attorneys’ fees, for alleged claims involving breach of contract, unjust enrichment and violation of the Michigan consumer protection act. Given the preliminary stages of the proceedings, no reserves have been booked at this time, and the Company intends to vigorously contest the plaintiff’s assertions.

In addition, in fiscal 2008, the Company conducted a voluntary recall of most of its wild bird food products due to a formulation issue. The wild bird food products had been treated with pest control additives to avoid insect infestation, especially at retail stores. While the pest control additives had been labeled for use on certain stored grains that can be processed for human and/or animal consumption, they were not labeled for use on wild bird food products. This voluntary recall was completed prior to the end of fiscal 2008.
As a result of these registration and recall matters, the Company has reversed sales associated with estimated returns of affected products, recorded an impairment estimate for affected inventory and recorded other registration and recall-related costs. The impact of these adjustments was a charge of $7.6 million for the three months ended December 27, 2008. The Company currently expects total fiscal year 2009 costs related to the recalls and known registration issues to be approximately $20 million, exclusive of potential fines, penalties and/or judgments. While the Company believes it has made substantial progress toward completing the FIFRA compliance review process, the process continues and may result in future state, federal or private rights of action with respect to additional product registration issues. Until the U.S. EPA investigation and compliance review process are complete, the Company cannot fully quantify the extent of additional issues. Furthermore, the Company may be subject to civil or criminal fines and/or penalties or private rights of action at the state and/or federal level as a result of the product registration issues. At this time, management cannot reasonably determine the scope or magnitude of possible liabilities that could result from known or potential additional product registration issues, and no reserves for these claims have been established as of December 27, 2008. However, it is possible that such fines, penalties and/or judgments could be material and have an adverse effect on the Company’s financial condition, results of operations or cash flows.
The following tables summarize the impact of the product registration and recall matters on the results of operations and accrued liabilities and inventory reserves during the three months ended December 27, 2008:

Three Months Ended
December 27,
2008
(IN MILLIONS)
Net sales — product recalls	$(0.3)
Cost of sales — product recalls	(0.2)
Cost of sales — inventory impairment and other	1.3

Gross Profit	(1.4)
Selling, general and administrative	6.2

Loss from operations	(7.6)
Income tax benefit	2.7

Net loss	$(4.9)

		Additional
	Reserves at	Costs and		Reserves at
	September 30,	Changes in	Reserves	December 27,
	2008	Estimate	Used	2008
	(IN MILLIONS)
Sales returns — product recalls	$0.2	$0.3	$(0.5)	$—
Cost of sales returns — product recalls	(0.1)	(0.2)	0.3	—
Inventory impairment	5.9	(0.3)	(0.5)	5.1
Other incremental costs of sales	3.2	1.6	(2.1)	2.7
Other general and administrative costs	4.3	6.2	(4.6)	5.9

Accrued liabilities and inventory reserves	$13.5	$7.6	$(7.4)	$13.7

NOTE 3. DETAIL OF INVENTORIES, NET
Inventories, net of provisions for slow moving and obsolete inventory of $26.5 million, $15.9 million and $26.2 million as of December 27, 2008, December 29, 2007 and September 30, 2008, respectively, consisted of:

	DECEMBER 27,	DECEMBER 29,	SEPTEMBER 30,
	2008	2007	2008
	(IN MILLIONS)
Finished goods	$427.3	$489.9	$277.3
Work-in-process	51.6	38.1	29.9
Raw materials	164.5	135.9	108.7

	$643.4	$663.9	$415.9

NOTE 4. MARKETING AGREEMENT
The Company is Monsanto’s exclusive agent for the domestic and international marketing and distribution of consumer Roundup® herbicide products. Under the terms of the Marketing Agreement with Monsanto, the Company is entitled to receive an annual commission from Monsanto in consideration for the performance of the Company’s duties as agent. The annual gross commission under the Marketing Agreement is calculated as a percentage of the actual earnings before interest and income taxes (EBIT) of the consumer Roundup® business, as defined in the Marketing Agreement. Each year’s percentage varies in accordance with the terms of the Marketing Agreement based on the achievement of two earnings thresholds and on commission rates that vary by threshold and program year. In general, the Company begins to record a gross commission from the Marketing Agreement in its second fiscal quarter. The Marketing Agreement also requires the Company to make annual payments to Monsanto as a contribution against the overall expenses of the consumer Roundup® business. The annual contribution payment is defined in the Marketing Agreement as $20 million.
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
Under the terms of the Marketing Agreement, the Company performs certain functions, primarily manufacturing conversion, distribution and logistics, and selling and marketing support, on behalf of Monsanto in the conduct of the consumer Roundup® business. The actual costs incurred for these activities are charged to and reimbursed by Monsanto. The Company records costs incurred under the Marketing Agreement for which the Company is the primary obligor on a gross basis, recognizing such costs in “Cost of sales” and the reimbursement of these costs in “Net sales,” with no effect on gross profit or net income. The related net sales and cost of sales were $15.6 million and $12.5 million for the three months ended December 27, 2008 and December 29, 2007, respectively.
The elements of the net commission earned under the Marketing Agreement and included in “Net sales” are as follows:

	THREE MONTHS ENDED
	DECEMBER 27,	DECEMBER 29,
	2008	2007
	(IN MILLIONS)
Gross commission	$—	$—
Contribution expenses	(5.0)	(5.0)
Amortization of marketing fee	(0.2)	(0.2)

Net commission expense	(5.2)	(5.2)
Reimbursements associated with Marketing Agreement	15.6	12.5

Total net sales associated with Marketing Agreement	$10.4	$7.3

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
The Marketing Agreement provides Monsanto with the right to terminate the Marketing Agreement upon an event of default (as defined in the Marketing Agreement) by the Company, a change in control of Monsanto or the sale of the consumer Roundup® business. The Marketing Agreement provides the Company with the right to terminate the Marketing Agreement in certain circumstances, including an event of default by Monsanto or the sale of the consumer Roundup® business. Unless Monsanto terminates the Marketing Agreement due to an event of default by the Company, Monsanto is required to pay a termination fee to the Company that varies by program year. The termination fee is calculated as a percentage of the value of the Roundup® business exceeding a certain threshold, but in no event will the termination fee be less than $16 million. If Monsanto were to terminate the Marketing Agreement due to an event of default by the Company, however, the Company would not be entitled to any termination fee, and the Company would lose all, or a substantial portion, of the significant source of earnings and overhead expense absorption the Marketing Agreement provides. Monsanto may also be able to terminate the Marketing Agreement within a given region, including North America, without paying a termination fee if unit volume sales to consumers in that region decline: (1) over a cumulative three-fiscal-year period; or (2) by more than 5% for each of two consecutive years.

NOTE 5. DEBT
The components of long-term debt as of December 27, 2008, December 29, 2007 and September 30, 2008 were as follows:

	DECEMBER 27,	DECEMBER 29,	SEPTEMBER 30,
	2008	2007	2008
	(IN MILLIONS)
Credit Facilities:
Revolving loans	$565.7	$726.6	$375.8
Term loans	540.4	558.6	540.4
Master Accounts Receivable Purchase Agreement	10.0	2.3	62.1
Notes due to sellers	12.7	14.3	12.8
Foreign bank borrowings and term loans	1.0	3.5	0.7
Other	7.6	9.4	7.7

	1,137.4	1,314.7	999.5
Less current portions	98.1	28.1	150.0

	$1,039.3	$1,286.6	$849.5

Scotts Miracle-Gro and certain of its subsidiaries have entered into the following loan facilities totaling up to $2.15 billion in the aggregate: (a) a senior secured five-year term loan in the principal amount of $560 million and (b) a senior secured five-year revolving loan facility in the aggregate principal amount of up to $1.59 billion. Under the terms of the loan facilities, the Company may request an additional $200 million in revolving credit and/or term credit commitments, subject to approval from the lenders. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds sterling, Australian dollars and Canadian dollars. The $2.15 billion senior secured credit facilities replaced the Company’s former $1.05 billion senior credit facility. Amortization payments on the term loan portion of the credit facilities began on September 30, 2007 and will continue quarterly through 2012. As of December 27, 2008, the cumulative total amortization payments on the term loan were $19.6 million, reducing the balance of our term loans and effectively reducing the size of the credit facilities.
As of December 27, 2008, there was $993.8 million of availability under the revolving loan facility, including letters of credit. Under the revolving loan facility, the Company has the ability to issue letter of credit commitments up to $65 million. At December 27, 2008, the Company had letters of credit in the amount of $30.5 million outstanding.
At December 27, 2008, the Company had outstanding interest rate swaps with major financial institutions that effectively converted a portion of variable-rate debt denominated in U.S. dollars to a fixed rate. The swap agreements have a total notional amount of $600 million. The term, expiration date and rates of these swaps are as follows:

NOTIONAL
AMOUNT		EXPIRATION	FIXED
(IN MILLIONS)	TERM	DATE	RATE
$200	2 years	3/31/2009	4.90%
200	3 years	3/30/2010	4.87%
200	5 years	2/14/2012	5.20%
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
The caption “Accounts receivable pledged” on the accompanying Condensed, Consolidated Balance Sheets reflecting the amounts of $45.9 million, $10.7 million and $146.6 million as of December 27, 2008, December 29, 2007 and September 30, 2008, respectively, represents the pool of receivables that have been designated as “sold” and serve as collateral for short-term debt in the amount of $10 million, $2.3 million and $62.1 million, as of those dates, respectively.
The Company was in compliance with the terms of all borrowing agreements at December 27, 2008.

NOTE 6. COMPREHENSIVE INCOME
The components of other comprehensive income (expense) and total comprehensive loss for the three months ended December 27, 2008 and December 29, 2007 were as follows:

	THREE MONTHS ENDED
	DECEMBER 27,	DECEMBER 29,
	2008	2007
	(IN MILLIONS)
Net loss	$(57.0)	$(56.8)
Other comprehensive income (expense):
Change in valuation of derivative instruments	(18.6)	(5.0)
Change in pension and other postretirement liabilities	6.4	—
Foreign currency translation adjustments	9.4	2.6

Comprehensive loss	$(59.8)	$(59.2)

NOTE 7. RETIREMENT AND RETIREE MEDICAL PLANS COST INFORMATION
The following summarizes the net periodic benefit cost for the various retirement and retiree medical plans sponsored by the Company:

	THREE MONTHS ENDED
	DECEMBER 27,	DECEMBER 29,
	2008	2007
	(IN MILLIONS)
Frozen defined benefit plans	$0.9	$0.1
International benefit plans	1.8	1.2
Retiree medical plan	0.5	0.6
NOTE 8. STOCK-BASED COMPENSATION AWARDS
The following is a recap of the share-based awards granted during the periods indicated:

	THREE MONTHS ENDED
	DECEMBER 27,	DECEMBER 29,
	2008	2007
Options	686,100	873,700
Performance shares	—	40,000
Restricted stock	240,400	147,000
Restricted stock units (including deferred stock units)	190,330	—

Total share-based awards	1,116,830	1,060,700

Aggregate fair value at grant dates (in millions)	$15.0	$18.3
As of December 27, 2008, Scotts Miracle-Gro had approximately 1.4 million common shares not subject to outstanding awards and available to underlie the grant of new share-based awards.
Total share-based compensation and the tax benefit recognized in compensation expense were as follows for the periods indicated (in millions):

	THREE MONTHS ENDED
	DECEMBER 27,	DECEMBER 29,
	2008	2007
Share-based compensation	$3.7	$3.4
Tax benefit recognized	1.3	1.2

Stock Options/Stock Appreciation Rights
Aggregate stock option and stock appreciation right (“SAR”) award activity consisted of the following (options/SARs in millions):

	THREE MONTHS ENDED
	DECEMBER 27, 2008		DECEMBER 29, 2007
		WTD.		WTD.
	No. of	Avg.	No. of	Avg.
	Options/	Exercise	Options/	Exercise
	SARs	Price	SARs	Price
Balance beginning of fiscal year	5.8	$29.01	5.8	$26.63
Granted	0.7	$21.65	0.9	$38.67
Exercised	(0.1)	$16.31	(0.1)	$16.35
Forfeited	(0.2)	$36.53	(0.1)	$36.27

Ending balance	6.2	$25.91	6.5	$28.31

Exercisable	3.9	$25.21	5.1	$27.79
The intrinsic value of the stock option and SAR awards outstanding and exercisable were as follows for the dates indicated (in millions):

	DECEMBER 27,	DECEMBER 29,
	2008	2007
Outstanding	$37.9	$60.8
Exercisable	30.0	50.3
The grant date fair value of each award has been estimated using a binomial model and the assumptions in the following table. Expected market price volatility is based on implied volatilities from traded options on Scotts Miracle-Gro’s common shares and historical volatility specific to the common shares. Historical data, including demographic factors impacting historical exercise behavior, is used to estimate stock option exercise and employee termination within the valuation model. The risk-free interest rate for periods within the contractual life (normally ten years) of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of stock options is based on historical experience and expectations for grants outstanding.
The weighted average assumptions for those awards granted during the three months ended December 27, 2008, were as follows:

Expected market price volatility	45.3%
Risk-free interest rate	3.0%
Expected dividend yield	2.3%
Expected life of stock options in years	5.93
Estimated weighted-average fair value per share of stock option	$7.85
Restricted Stock
Aggregate restricted stock award activity for the period was as follows:

		WTD. Avg.
		Grant Date
	No. of	Fair Value
	Shares	per Share

Awards outstanding at September 30, 2008	381,565	$42.65
Granted	240,400	21.85
Vested	(90,038)	23.33
Forfeited	(12,462)	43.31

Awards outstanding at December 27, 2008	519,465	$36.36

Restricted Stock Units (including Deferred Stock Units)
Aggregate restricted stock unit award activity for the period was as follows:

		WTD. Avg.
		Grant Date
	No. of	Fair Value
	Shares	per Share

Awards outstanding at September 30, 2008	30,271	$38.78
Granted	190,330	22.77
Vested	—	—
Forfeited	—	—

Awards outstanding at December 27, 2008	220,601	$24.97

As of December 27, 2008, total unrecognized compensation cost related to non-vested share-based awards amounted to $25.5 million. This cost is expected to be recognized over a weighted-average period of 2.2 years. Unrecognized compensation cost is amortized by grant using a straight-line method over the vesting period, with the amortization expense classified as a component of “Selling, general and administrative” expense within the Condensed, Consolidated Statements of Operations.
During the three months ended December 27, 2008, the total intrinsic value of stock options exercised was $3.8 million and the total fair value of restricted stock vested was $2.1 million. Cash received from the exercise of stock options during the three months ended December 27, 2008 was $2.1 million.
NOTE 9. INCOME TAXES
Effective October 1, 2007, the beginning of its 2008 fiscal year, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), resulting in a decrease to retained earnings of $0.4 million. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The balance of unrecognized tax benefits and the amount of related interest and penalties were as follows as of December 27, 2008 and September 30, 2008:

	DECEMBER 27,	SEPTEMBER 30,
	2008	2008
	(IN MILLIONS)
Unrecognized tax benefits	$8.0	$7.2
Portion that, if recognized, would impact the effective tax rate	7.4	6.5
Accrued penalties on unrecognized tax benefits	0.6	0.6
Accrued interest on unrecognized tax benefits	1.3	1.2
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examinations by these tax authorities for fiscal years 2004 and prior. The Company is currently under examination by certain foreign and U.S. state and local tax authorities. With regard to the foreign audits, the tax periods under investigation are limited to fiscal years 2004 through 2007. With regard to the U.S. state and local audits, the tax periods under investigation are limited to fiscal years 2002 through 2006. In addition to the aforementioned audits, certain other tax deficiency issues and refund claims for previous years remain unresolved.
The Company currently anticipates that few of its open and active audits will be resolved in the next 12 months. The Company is unable to make a reasonable estimate as to when or if cash settlements with taxing authorities may occur. Although audit outcomes and the timing of audit payments are subject to significant uncertainty, the Company does not anticipate that the resolution of these tax matters or any events related thereto will result in a material change to its consolidated financial position or results of operations.
NOTE 10. CONTINGENCIES
Management regularly evaluates the Company’s contingencies, including various lawsuits and claims which arise in the normal course of business, product and general liabilities, workers’ compensation, property losses and other fiduciary liabilities for which the Company is self-insured or retains a high exposure limit. Self-insurance reserves are established based on actuarial loss estimates for specific individual claims plus actuarially estimated amounts for incurred but not reported claims and adverse development factors for existing claims. Legal costs incurred in connection with the resolution of claims, lawsuits and other contingencies generally are expensed as incurred. In the opinion of management, its assessment of contingencies is reasonable and related reserves, in the aggregate, are adequate; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters. The following are the more significant of the Company’s identified contingencies.

FIFRA Compliance and the Corresponding Governmental Investigation
The Company’s products that contain pesticides are subject to FIFRA. In April 2008, the Company became aware that a former associate apparently deliberately circumvented the Company’s policies and U.S. EPA regulations under FIFRA by failing to obtain valid registrations for products and/or causing invalid product registration forms to be submitted to regulators. Since that time, the Company has been cooperating with the U.S. EPA in its civil investigation into product registration issues involving the Company and with the U.S. EPA and the U.S. DOJ in a related criminal investigation. In late April of 2008, in connection with the U.S. EPA’s investigation, the Company was required to conduct a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, the Company and the U.S. EPA agreed upon a Compliance Review Plan for conducting a comprehensive, independent review of the Company’s product registration records. Pursuant to the Compliance Review Plan, an independent third-party firm, QAI, has been reviewing all of the Company’s U.S. pesticide product registration records, some of which are historical in nature and no longer support sales of the Company’s products. The U.S. EPA investigation and QAI review process identified several issues affecting registrations which resulted in the temporary suspension of sales and shipments of the products affected. In addition, as the QAI review process or the Company’s internal review has identified FIFRA registration issues or potential FIFRA registration issues (some of which appear unrelated to the former associate), the Company has endeavored to stop selling or distributing the affected products until the issues could be resolved with the U.S. EPA.
While QAI has completed its review of substantially all of the Company’s registrations, the registration review process has not concluded and the Company continues to provide the U.S. EPA with additional follow-up information. At the same time, the second phase of the QAI review process has commenced with a focus on reviewing advertising and related promotional support of the Company’s registered pesticide products. The Company does not expect the results of either of these processes to significantly affect its fiscal year 2009 sales.
On September 26, 2008, the Company, doing business as Scotts LawnService®, was named as a defendant in a purported class action filed in the U.S. District Court for the Eastern District of Michigan relating to certain pesticide products. In the suit, Mark Baumkel, on behalf of himself and the purported classes, seeks an unspecified amount of damages, plus costs and attorneys’ fees, for alleged claims involving breach of contract, unjust enrichment and violation of the Michigan consumer protection act. Given the preliminary stages of the proceedings, no reserves have been booked at this time, and the Company intends to vigorously contest the plaintiff’s assertions.
The U.S. EPA investigation or the compliance review process may result in future state or federal action or private rights of action with respect to additional product registration issues. Until the U.S. EPA investigation and compliance review process are complete, the Company cannot fully quantify the extent of additional issues. The Company currently expects total fiscal year 2009 costs related to the recalls and known registration issues to be approximately $20 million, exclusive of potential fines, penalties and/or judgments. No reserves have been established with respect to any potential fines, penalties and/or judgments at the state and/or federal level related to the product registration issues, as the scope and magnitude of such amounts are not currently estimable. However, it is possible that such fines, penalties and/or judgments could be material and have an adverse effect on the Company’s financial condition, results of operations or cash flows.
Other Regulatory Matters
In 1997, the Ohio Environmental Protection Agency initiated an enforcement action against the Company with respect to alleged surface water violations and inadequate treatment capabilities at its Marysville, Ohio facility, seeking corrective action under the federal Resource Conservation and Recovery Act. The action related to discharges from on-site waste water treatment and several discontinued on-site disposal areas. Pursuant to a Consent Order entered by the Union County Common Pleas Court in 2002, the Company is actively engaged in restoring the site to eliminate exposure to waste materials from the discontinued on-site disposal areas.
At December 27, 2008, $3.4 million was accrued for non-FIFRA compliance-related environmental matters in the “Other liabilities” line in the Condensed, Consolidated Balance Sheets. The amounts accrued are believed to be adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. However, if facts and circumstances change significantly, they could result in a material adverse effect on the Company’s results of operations, financial condition or cash flows.
U.S. Horticultural Supply, Inc. (F/K/A E.C. Geiger, Inc.)
On November 5, 2004, U.S. Horticultural Supply, Inc. (“Geiger”) filed suit against the Company in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleged that the Company conspired with another distributor, Griffin Greenhouse Supplies, Inc., to restrain trade in the horticultural products market, in violation of Section 1 of the Sherman Antitrust Act. Geiger’s damages expert quantified Geiger’s alleged damages at approximately $3.3 million, which could have been trebled under antitrust laws. Geiger also sought recovery of attorneys’ fees and costs. On January 13, 2009, the U.S. District Court granted the Company’s motion for summary judgment and entered judgment for the Company. Geiger has appealed the ruling to the U.S. Court of Appeals for the Third Circuit.
The Company continues to pursue the collection of funds owed to the Company by Geiger as confirmed by the Company’s April 25, 2005 judgment against Geiger.

Other
The Company has been named as a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on the Company’s historic use of vermiculite in certain of its products. The complaints in these cases are not specific about the plaintiffs’ contacts with the Company or its products. The Company in each case is one of numerous defendants and none of the claims seek damages from the Company alone. The Company believes that the claims against it are without merit and is vigorously defending against them. It is not currently possible to reasonably estimate a probable loss, if any, associated with these cases. The Company is reviewing agreements and policies that may provide insurance coverage or indemnity as to these claims and is pursuing coverage under some of these agreements and policies, although there can be no assurance of the results of these efforts. There can be no assurance that these cases, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
NOTE 11. FAIR VALUE MEASUREMENTS
As disclosed in “NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” the Company adopted SFAS 157, effective October 1, 2008, with respect to the fair value measurement and disclosure of financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
The following describes the valuation methodologies used for financial assets and liabilities measured at fair value, as well as the general classification within the valuation hierarchy.
Derivatives
Derivatives consist of foreign currency, interest rate and commodity derivative instruments. The Company uses foreign currency swap contracts to manage the exchange rate risk associated with intercompany loans with foreign subsidiaries that are denominated in U.S. dollars. These contracts are valued using observable forward rates in commonly quoted intervals for the full term of the contracts.
Interest rate derivatives consist of interest rate swaps. The Company enters into interest rate swap agreements as a means to hedge its variable interest rate exposure on debt instruments. These interest rate derivatives are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps.
The Company has hedging arrangements designed to fix the price of a portion of its urea needs. The objective of the hedges is to mitigate the earnings and cash flow volatility attributable to the risk of changing prices. These contracts are measured using observable commodity exchange prices in active markets.

These derivative instruments are classified within Level 2 of the valuation hierarchy and are included within other noncurrent assets and other noncurrent liabilities in our Condensed, Consolidated Balance Sheets.
Other
Other financial assets and liabilities consist of investment securities in non-qualified retirement plan assets. These securities are valued using observable market prices in active markets. These investment securities, and the related liabilities, are classified within Level 1 of the valuation hierarchy and are included within other noncurrent assets and other noncurrent liabilities in our Condensed, Consolidated Balance Sheets.
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 27, 2008 (in millions):

	Quoted Prices in	Significant Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Derivatives
Foreign currency swap agreements	$—	$1.0	$—	$1.0
Other	5.2	—	—	5.2

Total	$5.2	$1.0	$—	$6.2

Liabilities
Derivatives
Interest rate swap agreements	$—	$(33.1)	$—	$(33.1)
Foreign currency swap agreements	—	(6.6)	—	(6.6)
Commodity hedging instruments	—	(14.8)	—	(14.8)
Other	(5.2)	—	—	(5.2)

Total	$(5.2)	$(54.5)	$—	$(59.7)

NOTE 12. ACQUISITIONS
On October 1, 2008, the Company completed its acquisition of Humax Horticulture Limited (“Humax”), a privately-owned growing media company in the United Kingdom. Humax services both consumer and professional customers.
Preliminary purchase accounting allocations have been recorded for Humax, including the allocation of the purchase price to assets acquired and liabilities assumed, based on estimated fair values at the date of acquisition. The Company expects to finalize accounting for the acquisition prior to the end of fiscal year 2009.
Pro forma net sales, net loss, and net loss per common share for the three months ended December 29, 2007 would not have been significantly different had the acquisition of Humax occurred as of October 1, 2007.
NOTE 13. SEGMENT INFORMATION
The Company’s operations are divided into the following reportable segments — Global Consumer, Global Professional, Scotts LawnService® and Corporate & Other. This division of reportable segments is consistent with how the segments report to and are managed by senior management of the Company.
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
The following table presents segment financial information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Pursuant to SFAS 131, the presentation of the segment financial information is consistent with the basis used by management (i.e., certain costs not allocated to business segments for internal management reporting purposes are not allocated for purposes of this presentation).

	THREE MONTHS ENDED
	DECEMBER 27,	DECEMBER 29,
	2008	2007
	(IN MILLIONS)
Net sales:
Global Consumer	$182.3	$166.9
Global Professional	65.5	62.4
Scotts LawnService®	38.8	38.3
Corporate & Other	31.9	41.3

Segment total	318.5	308.9
Roundup® amortization	(0.2)	(0.2)
Product registration and recall matters-returns	(0.3)	—

Consolidated	$318.0	$308.7

Operating income (loss):
Global Consumer	$(35.6)	$(38.0)
Global Professional	13.9	6.4
Scotts LawnService®	(7.8)	(11.5)
Corporate & Other	(32.2)	(22.6)

Segment total	(61.7)	(65.7)
Roundup® amortization	(0.2)	(0.2)
Other amortization	(3.3)	(3.9)
Product registration and recall matters	(7.6)	—

Consolidated	$(72.8)	$(69.8)

	DECEMBER 27,	DECEMBER 29,	SEPTEMBER 30,
	2008	2007	2008
	(IN MILLIONS)
Total assets:
Global Consumer	$1,595.0	$1,694.0	$1,483.8
Global Professional	302.8	327.8	289.9
Scotts LawnService®	163.3	167.6	186.5
Corporate & Other	201.8	219.6	196.1

Consolidated	$2,262.9	$2,409.0	$2,156.3

Segment operating income (loss) represents earnings before amortization of intangible assets, interest and taxes, since this is the measure of profitability used by management. Accordingly, the Corporate & Other operating loss for the three months ended December 27, 2008 and December 29, 2007 includes unallocated corporate general and administrative expenses and certain other income/expense items not allocated to the business segments.
Total assets reported for the Company’s operating segments include the intangible assets associated with the acquired businesses within those segments. Corporate & Other assets primarily include deferred financing and debt issuance costs, corporate intangible assets, deferred tax assets and Smith & Hawken® assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Management’s Discussion and Analysis (“MD&A”) is divided into the following sections:
•	Executive summary

•	Results of operations

•	Segment results

•	Liquidity and capital resources

•	Regulatory matters

•	Critical accounting policies and estimates
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
Management focuses on a variety of key indicators and operating metrics to monitor the health and performance of our business. These metrics include consumer purchases (point-of-sale data), market share, net sales (including unit volume, pricing, product mix and foreign exchange movements), organic sales growth (net sales growth excluding the impact of acquisitions, divestitures and foreign exchange movements), gross profit margins, income from operations, net income and earnings per share. To the extent applicable, these measures are evaluated with and without impairment, restructuring and other charges, which management believes are not indicative of the ongoing earnings capabilities of our businesses. We also focus on measures to optimize cash flow and return on invested capital, including the management of working capital and capital expenditures.

Product Registration and Recall Matters
In April 2008, we learned that a former associate apparently deliberately circumvented our policies and U.S. Environmental Protection Agency (“U.S. EPA”) regulations under the Federal Insecticide, Fungicide, and Rodenticide Act of 1947, as amended (“FIFRA”), by failing to obtain valid registrations for products and/or causing invalid product registration forms to be submitted to regulators. Since that time, we have been cooperating with the U.S. EPA in its civil investigation into pesticide product registration issues involving the Company and with the U.S. EPA and the U.S. Department of Justice (the “U.S. DOJ”) in a related criminal investigation. In late April of 2008, in connection with the U.S. EPA’s investigation, we were required to conduct a consumer-level recall of certain consumer lawn and garden products and a Scotts LawnService® product. Subsequently, we agreed with the U.S. EPA on a Compliance Review Plan for conducting a comprehensive, independent review of our product registration records. Pursuant to the Compliance Review Plan, an independent third-party firm, Quality Associates Incorporated (“QAI”), has been reviewing all of our U.S. pesticide product registration records, some of which are historical in nature and no longer support sales of our products. The U.S. EPA investigation and QAI review process identified several issues affecting registrations which resulted in the temporary suspension of sales and shipments of the products affected. In addition, as the QAI review process or our internal review has identified FIFRA registration issues or potential FIFRA registration issues (some of which appear unrelated to the former associate), we have endeavored to stop selling or distributing the affected products until the issues could be resolved with the U.S. EPA.
While QAI has completed its review of substantially all of our registrations, the registration review process has not concluded and we continue to provide the U.S. EPA with additional follow-up information. At the same time, the second phase of the QAI review process has commenced with a focus on reviewing advertising and related promotional support of our registered pesticide products. We do not expect the results of either of these processes to significantly affect our fiscal year 2009 sales.
While we believe we have made substantial progress toward completing the FIFRA compliance review process, the process continues and may result in future state, federal or private rights of action with respect to additional product registration issues. Until the U.S. EPA investigation and compliance review process are complete, we cannot fully quantify the extent of additional issues. Furthermore, we may be subject to civil or criminal fines and/or penalties or private rights of action at the state and/or federal level as a result of the product registration issues. At this time, we cannot reasonably determine the scope or magnitude of possible liabilities that could result from known or potential additional product registration issues, and no reserves for these claims have been established as of December 27, 2008. However, it is possible that such fines, penalties and/or judgments could be material and have an adverse effect on our financial condition, results of operations or cash flows.
On September 26, 2008, the Company, doing business as Scotts LawnService®, was named as a defendant in a purported class action filed in the U.S. District Court for the Eastern District of Michigan relating to certain pesticide products. In the suit, Mark Baumkel, on behalf of himself and the purported classes, seeks an unspecified amount of damages, plus costs and attorneys’ fees, for alleged claims involving breach of contract, unjust enrichment and violation of the Michigan consumer protection act. Given the preliminary stages of the proceedings, no reserves have been booked at this time, and we intend to vigorously contest the plaintiff’s assertions.
In addition, in fiscal 2008 we conducted a voluntary recall of most of our wild bird food products due to a formulation issue. The wild bird food products had been treated with pest control additives to avoid insect infestation, especially at retail stores. While the pest control additives had been labeled for use on certain stored grains that can be processed for human and/or animal consumption, they were not labeled for use on wild bird food products. This voluntary recall was completed prior to the end of fiscal 2008.
As a result of these registration and recall matters, we have reversed sales associated with estimated returns of affected products, recorded an impairment estimate for affected inventory and recorded other registration and recall-related costs. The impact of these adjustments was a charge of $7.6 million for the three months ended December 27, 2008. We currently expect total fiscal year 2009 costs related to the recalls and known registration issues to be approximately $20 million, exclusive of potential fines, penalties and/or judgments.
We are committed to providing our customers and consumers with products of superior quality and value to enhance their lawns, gardens and overall outdoor living environments. We believe consumers have come to trust our brands based on the superior quality and value they deliver, and that trust is highly valued. We are also committed to conducting business with the highest degree of ethical standards and in adherence to the law. While we are disappointed in these events, we believe we have made significant progress in addressing the issues and restoring customer and consumer confidence in our products.

RESULTS OF OPERATIONS
The following table sets forth the components of income and expense as a percentage of net sales for the three months ended December 27, 2008 and December 29, 2007:

	THREE MONTHS ENDED
	DECEMBER 27,	DECEMBER 29,
	2008	2007
	(UNAUDITED)
Net sales	100.0%	100.0%
Cost of sales	73.1	76.9
Cost of sales — product registration and recall matters	0.4	—

Gross profit	26.5	23.1
Operating expenses:
Selling, general and administrative	48.2	46.7
Selling, general and administrative — product registration and recall matters	2.0	—
Other income, net	(0.8)	(1.0)

Loss from operations	(22.9)	(22.6)
Interest expense	5.1	6.2

Loss before income taxes	(28.0)	(28.8)
Income tax benefit	(10.1)	(10.4)

Net loss	(17.9)%	(18.4)%

Net sales for the three months ended December 27, 2008 were $318 million, an increase of 3.0% from net sales of $308.7 million for the three months ended December 29, 2007. Higher selling prices and the acquisition of Humax Horticulture Limited (“Humax”) in the United Kingdom favorably impacted sales growth for the quarter by 8.3% and 0.5%, respectively. The impact of foreign exchange rates and returns related to product recall matters decreased sales growth for the quarter by 5.4% and 0.1%, respectively. Organic net sales growth for the quarter, which excludes the impact of acquisitions and foreign exchange movements, was 7.8%. In the Global Consumer, Global Professional and Scotts LawnService® segments, organic net sales growth for the quarter was 13.3%, 17.8% and 0.5%, respectively. Smith & Hawken® organic net sales declined 22.8% for the first quarter of fiscal 2009. Net sales for our first fiscal quarter typically comprise between 9% to 11% of our total year net sales. Therefore, first quarter net sales trends are generally not indicative of the full fiscal year. We anticipate fiscal 2009 organic net sales, which excludes the impact of foreign exchange movements and acquisitions, to increase by 5% to 7% compared to fiscal 2008.
As a percentage of net sales, gross profit was 26.5% of net sales in the first quarter of fiscal 2009 compared to 23.1% in the first quarter of fiscal 2008. The gross profit improvement for the quarter was primarily attributable to increased selling prices and cost productivity improvements net of increased commodity costs in our Global Consumer and Global Professional segments. The impact of foreign exchange rates and product registration and recall matters each unfavorably impacted gross profit rates for the quarter by 40 basis points. Excluding the impact of product registration and recall matters, for fiscal 2009 we anticipate the gross profit rate as a percentage of net sales to increase by 100 to 200 basis points compared to fiscal 2008, largely due to pricing in excess of commodity cost increases and cost productivity improvements, partially offset by lower margin private label products.
Selling, General and Administrative Expenses:

	THREE MONTHS ENDED
	DECEMBER 27,	DECEMBER 29,
	2008	2007
	(IN MILLIONS)
	(UNAUDITED)
Advertising	$14.2	$14.8
Other selling, general and administrative	135.7	125.6
Amortization of intangibles	3.3	3.9

	$153.2	$144.3

Selling, general and administrative expenses (“SG&A”) were $153.2 million in the first quarter of fiscal 2009, an increase of 6.2%, or 10.4% excluding the impact of foreign exchange rates, compared to the first quarter of fiscal 2008. Global Consumer, Global Professional and Corporate spending increased in the quarter, partially offset by a reduction in SG&A expenses in Scotts LawnService® and Smith & Hawken®. The increase in SG&A for the quarter was driven by higher information technology costs, higher compensation-related costs and increased spending for selling, marketing and research and development. We anticipate full-year growth of SG&A to be in the mid-single digits, driven by trends consistent with our first fiscal quarter.

We recorded $6.2 million of SG&A-related product registration and recall costs during the first quarter of fiscal 2009, which primarily related to third-party compliance review, legal and consulting fees.
Interest expense for the first quarter of fiscal 2009 was $16.3 million, compared to $19 million for the first quarter of fiscal 2008. The decrease in interest expense was attributable to a decrease in average borrowings and the favorable impact of foreign exchange rates, offset partially by an increase in weighted average interest rates. Excluding the impact of foreign exchange rates, average borrowings decreased $136.1 million during the first quarter of fiscal 2009 as compared to the prior year period. Weighted average interest rates increased by 13 basis points. We anticipate the favorable trend of decreased interest expense in the first quarter of fiscal 2009 to continue for the balance of the year, driven primarily by a reduction in weighted average interest rates and lower average borrowings for the remaining three fiscal quarters.
The income tax benefit was calculated assuming an effective tax rate of 36.0% for both the three months ended December 27, 2008 and December 29, 2007. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible, as well as other items. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year end as facts and circumstances change during the course of the fiscal year. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year end.
We reported a net loss of $57 million for the first quarter of fiscal 2009, compared to a net loss of $56.8 million for the first quarter of fiscal 2008. The first quarter of fiscal 2009 was unfavorably impacted by product registration and recall costs of $7.6 million, $4.9 million after tax. This first quarter loss was anticipated due to the seasonal nature of our business, in which our sales are heavily weighted in the spring and summer selling season. Average common shares outstanding increased to 64.7 million for the three months ended December 27, 2008 from 64.2 million for the three months ended December 29, 2007, primarily due to common shares issued for stock option exercises. Furthermore, 0.7 million potential common shares were excluded from the diluted loss per share calculation for the first quarter of fiscal 2009 because their effect was anti-dilutive.
SEGMENT RESULTS
Our operations are divided into the following segments: Global Consumer, Global Professional, Scotts LawnService® and Corporate & Other. The Corporate & Other segment consists of Smith & Hawken® and corporate general and administrative expenses. Segment performance is evaluated based on several factors, including income from operations before amortization, product registration and recall costs, and impairment, restructuring and other charges, which are not GAAP measures. Management uses this measure of operating profit to gauge segment performance because we believe this measure is the most indicative of performance trends and the overall earnings potential of each segment.
The following table sets forth net sales by segment:

	THREE MONTHS ENDED
	DECEMBER 27,	DECEMBER 29,
	2008	2007
	(IN MILLIONS)
	(UNAUDITED)
Global Consumer	$182.3	$166.9
Global Professional	65.5	62.4
Scotts LawnService®	38.8	38.3
Corporate & Other	31.9	41.3

Segment total	318.5	308.9
Roundup® amortization	(0.2)	(0.2)
Product registrations and recall matters — returns	(0.3)	—

Consolidated	$318.0	$308.7

The following table sets forth operating income (loss) by segment:

	THREE MONTHS ENDED
	DECEMBER 27,	DECEMBER 29,
	2008	2007
	(IN MILLIONS)
	(UNAUDITED)
Global Consumer	$(35.6)	$(38.0)
Global Professional	13.9	6.4
Scotts LawnService®	(7.8)	(11.5)
Corporate & Other	(32.2)	(22.6)

Segment total	(61.7)	(65.7)
Roundup® amortization	(0.2)	(0.2)
Other amortization	(3.3)	(3.9)
Product registrations and recall matters	(7.6)	—

Consolidated	$(72.8)	$(69.8)

Global Consumer
Global Consumer segment net sales were $182.3 million in the first quarter of fiscal 2009, an increase of 9.2% from net sales of $166.9 million for the first quarter of fiscal 2008. Organic net sales growth for the quarter was 13.3%, which includes the impact of price increases of 6.2%. The acquisition of Humax contributed 1.0% to the first quarter sales increase, while foreign exchange movements decreased sales by 5.1%.
Organic net sales in North America increased 17.5%, including a 7.9% increase resulting from higher average selling prices. Sales of lawn fertilizer products were the primary driver of the first quarter organic sales increase for North America, as certain customers took advantage of graduated price increases which were fully effective January 1, 2009. Sales of our products to consumers at the retail shelf (point-of-sales) for our largest U.S. customers decreased 1.6% for the quarter, largely due to a reduction in sales of grass seed, reflecting a soft finish to the calendar 2008 lawn and garden season. Organic net sales in Europe increased by 3.4%, as pricing actions and growth in the lawn and weed control categories were largely offset by declines in the plant food and growing media categories. From a geographical perspective, net sales increased in France and Germany, offset by decreases in net sales in Benelux and Austria. U.K. sales were flat in the quarter. While we are encouraged by the consumer activity in this quarter, it is important to note that our first quarter typically represents 7% to 8% of annual net sales for this segment and falls at the end of the growing season in North America and Europe.
As discussed in “NOTE 12. ACQUISITIONS” to the accompanying condensed, consolidated financial statements, we acquired Humax, a U.K. company, during the first quarter of fiscal 2009. With the acquisition, we gained exclusive rights to harvest and distribute growing media from an existing peat bog for a 17-year period. Humax net sales were $1.6 million in the first quarter of fiscal 2009.
Global Consumer segment operating loss decreased by $2.4 million in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008. Excluding the impact of product registration and recall matters and foreign exchange movements, operating loss decreased by $0.3 million as compared to the first quarter of fiscal 2008. Higher sales and gross profit in the quarter were offset by increased spending on media, selling, marketing and research and development activities.
Global Professional
Net sales for the Global Professional segment in the first quarter of fiscal 2009 were $65.5 million, an increase of $3.1 million, or 5.0%, versus the first quarter of fiscal 2008. Organic net sales growth for the quarter was 17.8%, which includes the impact of price increases of 22.6%. Foreign exchange movements decreased net sales by 12.8% for the quarter. Organic net sales for the European Professional business and emerging markets increased in the quarter by 26.8% and 57.8%, respectively. Increased sales in these markets were driven primarily by pricing actions, in addition to slight growth in volume. Organic net sales for the North America Professional business declined in the quarter by 30.0%, driven by a decrease in volume.
Global Professional operating income increased from $6.4 million for the first quarter of fiscal 2008 to $13.9 million for the first quarter of fiscal 2009. Excluding the impact of foreign exchange movements, operating income increased by $9.5 million in the quarter, primarily resulting from higher selling prices and improved gross margins.
Scotts LawnService®
Scotts LawnService® revenues increased 1.3% from $38.3 million in the first quarter of fiscal 2008 to $38.8 million in the first quarter of fiscal 2009. Sales increased $0.5 million for the quarter, though average customer count was down 7.8%, reflecting improved realization rates.

The operating loss for Scotts LawnService® decreased by $3.7 million in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, driven by field level productivity improvements and lower SG&A spending.
Corporate & Other
Net sales in the first quarter of fiscal 2009 for the Corporate & Other segment, which pertain to Smith & Hawken®, decreased $9.4 million, or 22.8%, from the first quarter of fiscal 2008. Smith & Hawken® sales decreased across all channels. We pursued divesting the Smith & Hawken® business during the first quarter of fiscal 2009 but were unable to negotiate economically reasonable terms.
The net operating loss for Corporate & Other increased by $9.6 million in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008, primarily driven by higher information technology costs, higher compensation-related costs and an increase in Smith & Hawken® operating loss.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Cash used in operating activities amounted to $172.3 million and $180 million for the three months ended December 27, 2008 and December 29, 2007, respectively. The use of cash in the first fiscal quarter is due to the seasonal nature of our operations. The first quarter is historically the low point for net sales, while at the same time we are building inventories in preparation for the spring selling season that begins in our second fiscal quarter. The decrease in cash used in operating activities in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 related primarily to an increase in net sales for the quarter and improved working capital management.
Investing Activities
Cash used in investing activities was $17.6 million and $14.5 million for the three months ended December 27, 2008 and December 29, 2007, respectively. We had acquisition activity in the first quarter of fiscal 2009 totaling $8.7 million. There was no acquisition activity in the first quarter of fiscal 2008. Capital spending decreased from $15.1 million in the first quarter of fiscal 2008 to $8.9 million in the first quarter of fiscal 2009. Capital spending in the first quarter of fiscal 2009 included a $1.0 million investment in intellectual property rights to an active ingredient that we intend to use to formulate a new product.
Financing Activities
Financing activities provided cash of $154.3 million and $189 million for the three months ended December 27, 2008 and December 29, 2007, respectively. The decrease in cash provided by financing activities reflects a reduction in net debt outstanding during the first quarter of fiscal 2009.
Credit Agreements
Our primary sources of liquidity are cash generated by operations and borrowings under our credit agreements. Scotts Miracle-Gro and certain of its subsidiaries have entered into the following loan facilities totaling up to $2.15 billion in the aggregate: (a) a senior secured five-year term loan facility in the principal amount of $560 million and (b) a senior secured five-year revolving loan facility in the aggregate principal amount of up to $1.59 billion. Borrowings may be made in various currencies including U.S. dollars, Euros, British pounds, Australian dollars and Canadian dollars. Under our current structure, we may request an additional $200 million in revolving credit and/or term credit commitments, subject to approval from our lenders. As of December 27, 2008, there was $993.8 million of availability under the revolving loan facility, including letters of credit. Please refer to “NOTE 5. DEBT” to the accompanying condensed, consolidated financial statements for additional information pertaining to our borrowing arrangements.
At December 27, 2008, we had outstanding interest rate swaps with major financial institutions that effectively converted a portion of our variable-rate debt denominated in U.S. dollars to a fixed rate. The swap agreements have a total notional amount of $600 million. The term, expiration date and rates of these swaps are shown in the table below.

NOTIONAL AMOUNT		EXPIRATION
(IN MILLIONS)	TERM	DATE	FIXED RATE
$200	2 years	3/31/2009	4.90%
200	3 years	3/30/2010	4.87%
200	5 years	2/14/2012	5.20%

On April 11, 2007, we entered into a one-year Master Accounts Receivable Purchase Agreement (the “Original MARP Agreement”). On April 9, 2008, we terminated the Original MARP Agreement and entered into a new Master Accounts Receivable Purchase Agreement (the “New MARP Agreement”) with a stated termination date of April 8, 2009, or such later date as may be extended by mutual agreement among us and our lenders. The terms of the New MARP Agreement are substantially the same as the Original MARP Agreement. The New MARP Agreement provides an interest rate savings of 40 basis points as compared to borrowing under our senior secured credit facilities. The New MARP Agreement provides for the sale, on a revolving basis, of accounts receivable generated by specified account debtors, with seasonally adjusted monthly aggregate limits ranging from $10 million to $300 million. The New MARP Agreement also provides for specified account debtor sublimit amounts, which provide limits on the amount of receivables owed by individual account debtors that can be sold to the banks. Borrowings under the New MARP Agreement at December 27, 2008 were $10 million.
As of December 27, 2008, we were in compliance with all debt covenants. Our credit facilities contain, among other obligations, an affirmative covenant regarding our leverage ratio, calculated as indebtedness relative to our earnings before taxes, depreciation and amortization. Under the terms of the credit facilities, the permissible leverage ratio was 4.25 as of December 27, 2008, which is scheduled to decrease to 3.75 on September 30, 2009. Management continues to monitor our compliance with the leverage ratio and other covenants contained in the credit facilities and, based upon our current operating assumptions, we expect to remain in compliance with the permissible leverage ratio throughout fiscal 2009. However, an unanticipated charge to earnings, an increase in debt or other factors could materially affect our ability to remain in compliance with the financial or other covenants of our credit facilities, potentially causing us to have to seek an amendment or waiver from our lending group. While we believe we have good relationships with our banking group, given the adverse conditions currently present in the global credit markets, we can provide no assurance that such a request would be likely to result in a modified or replacement credit facility on reasonable terms, if at all.
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
Liquidity
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
REGULATORY MATTERS
We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance with, or taking actions aimed at ensuring compliance with, such laws and regulations. Apart from the proceedings surrounding the FIFRA compliance matters, which are discussed separately, we are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving these environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established reserves, should not have a material adverse effect on our financial position, results of operations or cash flows. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in Scotts Miracle-Gro’s Annual Report on Form 10-K, as amended by Form 10-K/A (Amendment No. 1), for the fiscal year ended September 30, 2008, under “ITEM 1. BUSINESS — Regulatory Considerations,” “ITEM 1. BUSINESS — FIFRA Compliance, the Corresponding Governmental Investigation and Related Matters,” “ITEM 1. BUSINESS — Other Regulatory Matters” and “ITEM 3. LEGAL PROCEEDINGS.”
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our condensed, consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Scotts Miracle-Gro’s Annual Report on Form 10-K, as amended by Form 10-K/A (Amendment No. 1), for the fiscal year ended September 30, 2008 includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks have not changed significantly from those disclosed in Scotts Miracle-Gro’s Annual Report on Form 10-K, as amended by Form 10-K/A (Amendment No. 1), for the fiscal year ended September 30, 2008.
ITEM 4. CONTROLS AND PROCEDURES
With the participation of Scotts Miracle-Gro’s principal executive officer and principal financial officer, Scotts Miracle-Gro’s management has evaluated the effectiveness of Scotts Miracle-Gro’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, Scotts Miracle-Gro’s principal executive officer and principal financial officer have concluded that:
(A)	information required to be disclosed by Scotts Miracle-Gro in this Quarterly Report on Form 10-Q and the other reports that Scotts Miracle-Gro files or submits under the Exchange Act would be accumulated and communicated to Scotts Miracle-Gro’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

(B)	information required to be disclosed by Scotts Miracle-Gro in this Quarterly Report on Form 10-Q and the other reports that Scotts Miracle-Gro files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(C)	Scotts Miracle-Gro’s disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.
In addition, there were no changes in Scotts Miracle-Gro’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Scotts Miracle-Gro’s fiscal quarter ended December 27, 2008 that have materially affected, or are reasonably likely to materially affect, Scotts Miracle-Gro’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Other than as discussed in “NOTE 10. CONTINGENCIES” to the accompanying condensed, consolidated financial statements, pending material legal proceedings have not changed significantly since those disclosed in Scotts Miracle-Gro’s Annual Report on Form 10-K, as amended by Form 10-K/A (Amendment No. 1), for the fiscal year ended September 30, 2008.
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
Some forward-looking statements that we make in this Quarterly Report on Form 10-Q and in other contexts represent challenging goals for the Company, and the achievement of these goals is subject to a variety of risks and assumptions and numerous factors beyond our control. Important factors that could cause actual results to differ materially from the forward-looking statements we make are included in Part I, “ITEM 1A. RISK FACTORS” in Scotts Miracle-Gro’s Annual Report on Form 10-K, as amended by Form 10-K/A (Amendment No. 1), for the fiscal year ended September 30, 2008. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by those cautionary statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	Issuer Purchases of Equity Securities
The following table shows the purchases of common shares of Scotts Miracle-Gro (“Common Shares”) made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each fiscal month in the three months ended December 27, 2008:

			Total Number of
			Common Shares	Maximum Number of
			Purchased as	Common Shares That
	Total Number of		Part of Publicly	May Yet Be
	Common Shares	Average Price Paid	Announced Plans or	Purchased Under the
Period	Purchased(1)	per Common Share	Programs	Plans or Programs
October 1 through October 25, 2008	625	$22.27	0	Not applicable
October 26 through November 22, 2008	182,420	$27.41	0	Not applicable
November 23 through December 27, 2008	1,907	$30.45	0	Not applicable

Total	184,952	$27.42	0	Not applicable

(1)	Amounts in this column represent Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan (the “ERP”). The ERP is an unfunded, non-qualified deferred compensation plan which, among other things, provides eligible employees the opportunity to defer compensation above specified statutory limits applicable to The Scotts Company LLC Retirement Savings Plan and with respect to any Executive Management Incentive Pay (as defined in the ERP) awarded to such eligible employees. Pursuant to the terms of the ERP, each eligible employee has the right to elect an investment fund, including a fund consisting of Common Shares (the “Scotts Miracle-Gro Common Stock Fund”), against which amounts allocated to such employee’s account under the ERP will be benchmarked (all ERP accounts are bookkeeping accounts only and do not represent a claim against specific assets of the Company). Amounts allocated to employee accounts under the ERP represent deferred compensation obligations of the Company. The Company established the rabbi trust in order to assist the Company in discharging such deferred compensation obligations. When an eligible employee elects to benchmark some or all of the amounts allocated to such employee’s account against the Scotts Miracle-Gro Common Stock Fund, the trustee of the rabbi trust purchases the number of Common Shares equivalent to the amount so benchmarked. All Common Shares purchased by the trustee are purchased on the open market and are held in the rabbi trust until such time as they are distributed pursuant to the terms of the ERP. All assets of the rabbi trust, including any Common Shares purchased by the trustee, remain, at all times, assets of the Company, subject to the claims of its creditors. The terms of the ERP do not provide for a specified limit on the number of Common Shares that may be purchased by the trustee of the rabbi trust.

None of the Common Shares purchased during the three months ended December 27, 2008 were purchased pursuant to a publicly announced plan or program.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2009 Annual Meeting of Shareholders of Scotts Miracle-Gro (the “Annual Meeting”) was held in Marysville, Ohio on January 22, 2009.
The results of the vote of the shareholders in the election of three directors, each for a term to expire at the 2012 Annual Meeting of Shareholders, were as follows:

		VOTES	BROKER NON-VOTES
NOMINEE	VOTES FOR	WITHHELD	& ABSTENTIONS
Thomas N. Kelly Jr.	60,227,261	673,300	N/A
Carl F. Kohrt, Ph.D.	60,191,694	708,867	N/A
John S. Shiely	60,208,928	691,633	N/A
Each of the nominees designated by the Scotts Miracle-Gro Board of Directors was elected. The other directors whose terms of office continue after the Annual Meeting are James Hagedorn, Mark R. Baker, Joseph P. Flannery, Katherine Hagedorn Littlefield, Nancy G. Mistretta, Patrick J. Norton, and Stephanie M. Shern. On January 21, 2009, Karen G. Mills resigned from the Board of Directors and on January 22, 2009, Arnold W. Donald retired from the Board of Directors.

The result of the vote of the shareholders regarding the ratification of the selection by the Audit Committee of the Scotts Miracle-Gro Board of Directors (the “Audit Committee”) of Deloitte & Touche LLP as Scotts Miracle-Gro’s independent registered public accounting firm for the fiscal year ending September 30, 2009, was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
60,709,294	175,015	16,252	N/A
The Audit Committee’s selection of Deloitte & Touche LLP as Scotts Miracle-Gro’s independent registered public accounting firm for the fiscal year ending September 30, 2009, was ratified.
ITEM 6. EXHIBITS
See Index to Exhibits at page 31 for a list of the exhibits included herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY
Date: February 5, 2009	/s/ DAVID C. EVANS
David C. Evans
Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer) (Duly Authorized Officer)

THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 2008
INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION

10.1	The Scotts Company LLC Excess Benefit Plan for Non Grandfathered Associates as of January 1, 2005 (executed as of November 20, 2008)	Incorporated herein by reference to the Annual Report on Form 10-K of The Scotts Miracle-Gro Company (the “Registrant”) for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-11593) [Exhibit 10.1(b)]

10.2	Amendment to The Scotts Company LLC Amended and Restated Executive/Management Incentive Plan (effective as of November 5, 2008) [amended the name of the plan to be The Scotts Company LLC Amended and Restated Executive Incentive Plan]	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 12, 2008 (File No. 1-11593) [Exhibit 10.2]

10.3	The Scotts Company LLC Executive Retirement Plan, As Amended and Restated as of January 1, 2005 (executed December 30, 2008)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 6, 2009 (File No. 1-11593) [Exhibit 10.1]

10.4	Form of Executive Retirement Plan Retention Award Agreement between The Scotts Company LLC and each of David C. Evans, Barry W. Sanders, Denise S. Stump, Michael C. Lukemire and Vincent C. Brockman (entered into on November 4, 2008)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 15, 2008 (File No. 1-11593) [Exhibit 10.2]

10.5	Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-October 8, 2008 version)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-11593) [Exhibit 10.7(d)(i)]

10.6	Special Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) evidencing grant of Restricted Stock Units made on October 8, 2008 to Mark R. Baker under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-11593) [Exhibit 10.7(d)(ii)]

10.7	Specimen form of Restricted Stock Unit Award Agreement for Employees (with Related Dividend Equivalents) used to evidence grants of Restricted Stock Units which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (French Specimen) [post-October 7, 2008 version]	*

10.8	Special Restricted Stock Unit Award Agreement (with Related Dividend Equivalents) evidencing grant of Restricted Stock Units made on November 4, 2008 to Claude Lopez under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-11593) [Exhibit 10.7(d)(iii)]

EXHIBIT NO.	DESCRIPTION	LOCATION

10.9	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (post-October 8, 2008 version)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-11593) [Exhibit 10.7(f)(ii)]

10.10	Special Nonqualified Stock Option Award Agreement for Employees evidencing grant of Nonqualified Stock Options made on October 8, 2008 to Mark R. Baker under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-11593) [Exhibit 10.7(f)(iii)]

10.11	Specimen form of Nonqualified Stock Option Award Agreement for Employees used to evidence grants of Nonqualified Stock Options which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (French Specimen) [post-October 7, 2008 version]	*

10.12	Specimen form of Restricted Stock Award Agreement for Employees used to evidence grants of Restricted Stock which may be made under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan (effective October 8, 2008)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-11593) [Exhibit 10.7(g)(iii)]

10.13	Special Restricted Stock Award Agreement for Employees evidencing grant of Restricted Stock made on October 8, 2008 to Dr. Michael Kelty under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-11593) [Exhibit 10.7(g)(iv)]

10.14	Special Restricted Stock Award Agreement for Employees evidencing grant of Restricted Stock made on October 1, 2008 to Mark R. Baker under The Scotts Miracle-Gro Company Amended and Restated 2006 Long-Term Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-11593) [Exhibit 10.7(g)(v)]

10.15	Amendment to The Scotts Miracle-Gro Company Discounted Stock Purchase Plan (effective as of November 6, 2008)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (which was filed on November 25, 2008) (File No. 1-11593) [Exhibit 10.8(b)]

10.16	Amendments to Employment Agreement by and among The Scotts Miracle-Gro Company, The Scotts Company LLC and James Hagedorn, effective as of October 1, 2008 (executed by Mr. Hagedorn on December 22, 2008 and on behalf of The Scotts Miracle-Gro Company and The Scotts Company LLC by Denise Stump on December 22, 2008 and Vincent C. Brockman on December 30, 2008)	*

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	*

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	*

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	*

*	Filed herewith